Form 10QSB
period 1996-03-31
BIG ENTERTAINMENT INC
filed 1996-05-17
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________________ to ______________

                           COMMISSION FILE NO. 0-22908

                             BIG ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)

         FLORIDA                                              65-0385686
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

             2255 GLADES ROAD, SUITE 237 WEST
                    BOCA RATON, FLORIDA                           33431
         (Address of principal executive offices)               (zip code)

                                 (407) 998-8000
                           (Issuer's telephone number)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [ ]

          As of May 15, 1996, the number of shares outstanding of the issuer's Common Stock, $.01 par value was 6,002,788.

                             BIG ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                          PAGE(S)

Item 1.   Consolidated Financial Statements

           Consolidated Balance Sheets as of March 31, 1996 and
           December 31, 1995..........................................         3

           Consolidated Statements of Operations for the three months
           ended March 31, 1996 and 1995..............................         4

           Consolidated Statements of Cash Flows for the three months
           ended March 31, 1996 and 1995..............................         5

           Notes to Unaudited Consolidated Financial Statements.......     6 - 7

Item 2.   Management's Discussion and Analysis or Plan of Operation...    8 - 13

PART II     OTHER INFORMATION                                                 14

Signature  ...........................................................        15

Item 1.  Consolidated Financial Statements

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1996 and December 31, 1995

                                                                                   March 31,          December 31,
                                                                                     1996                 1995
                                                                                 (Unaudited)
                                                                              -----------------    -----------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                 $         209,721    $         606,376
    Trade receivables, net                                                              539,535              244,598
    Merchandise inventories                                                             662,661              579,218
    Prepaid expenses                                                                    667,679              343,235
    Franchise fee receivable                                                            700,000              700,000
    Other current assets                                                                175,863              104,899
                                                                              -----------------    -----------------
    Total current assets                                                              2,955,459            2,578,326

PROPERTY AND EQUIPMENT, net                                                           2,022,873            1,940,915

INTANGIBLE ASSETS, net                                                                  789,668              873,838

GOODWILL, net                                                                           359,837              364,697

OTHER ASSETS                                                                            325,731               40,000
                                                                              -----------------    -----------------
                                                                              $       6,453,568     $      5,797,776
                                                                              =================    =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Notes Payable                                                             $         500,000    $
    Accounts payable                                                                  1,544,757            1,633,063
    Accrued professional fees                                                           184,072              134,721
    Other accrued expenses                                                              254,689              284,353
    Deferred revenue                                                                  1,274,512              959,840
    Current portion of capital lease obligations                                        424,951              154,725
                                                                              -----------------    -----------------
    Total current liabilities                                                         4,182,981            3,166,702
                                                                              -----------------    -----------------
CAPITAL LEASE OBLIGATIONS, less current portion                                         965,195              239,040
                                                                              -----------------    -----------------
MINORITY INTEREST                                                                             -               23,557
                                                                              -----------------    -----------------

COMMITMENTS AND CONTINGENCIES                                                                 -                    -
                                                                              -----------------    -----------------

COMMON STOCK SUBJECT TO REDEMPTION, $.01 par value, 50,000 shares                       300,000              300,000
                                                                              -----------------    -----------------

SHAREHOLDERS' EQUITY:

    Preferred stock, $.01 par value, 680,000 shares authorized;
        none outstanding
    Series A variable rate convertible preferred stock, $6.25 stated
        value, 320,000 shares authorized; 192,000 and 128,000 shares issued and outstanding at March 31, 1996 and December 31, 1995.
        Liquidation preference of $1,379,040 at March 31, 1996.                       1,200,000              800,000
    Common stock, $.01 par value, 11,000,000 shares authorized;
        4,948,876 shares issued and 4,723,876 outstanding at
        March 31, 1996 and 4,723,876 issued and outstanding at
        and December 31, 1995                                                            47,239               47,239
    Additional paid-in-capital                                                       16,149,046           16,149,046
    Warrants outstanding                                                                486,600              302,000
    Accumulated deficit                                                             (16,877,493)         (15,229,808)
                                                                              -----------------    -----------------
    Total shareholders' equity                                                        1,005,392            2,068,477
                                                                              -----------------    -----------------
                                                                              $       6,453,568     $      5,797,776
                                                                              =================    =================

     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)



                                                                         Three Months Ended March 31,
                                                                           1996                 1995
                                                                    ----------------     ---------------
NET REVENUES                                                        $      1,535,623     $     1,633,579

COST OF SALES                                                                970,092           1,186,370
                                                                    ----------------     ---------------
    Gross profit                                                             565,531             447,209
                                                                    ----------------     ---------------
OPERATING EXPENSES:
    Selling, general and administrative                                    1,228,135           1,754,425
    Salaries and benefits                                                    768,055             542,144
    Amortization of goodwill and Intangibles                                 112,407             110,548
                                                                    ----------------     ---------------
        Total operating expenses                                           2,108,597           2,407,117
                                                                    ----------------     ---------------
        Operating loss                                                    (1,543,066)         (1,959,908)

OTHER (INCOME) EXPENSE:

    Interest (income) expense                                                 57,728             (73,219)
    Loss on sale of securities                                                  -                 79,852
    Other, net                                                                (5,325)             (1,238)
                                                                    ----------------     ---------------
        Loss before minority interest                                     (1,595,469)         (1,965,303)

MINORITY INTEREST                                                            (52,216)            (31,442)
                                                                    ----------------     ---------------
        Net loss                                                    $     (1,647,685)    $    (1,996,745)
                                                                    ================     ===============

Net loss per common and common
equivalent share                                                    $          (0.35)    $         (0.49)
                                                                    ================     ===============

Weighted average number of common
and common equivalent shares outstanding                                   4,723,876           4,115,490
                                                                    ================     ===============


     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)

                                                                             Three Months Ended March 31,
                                                                          1996                           1995
                                                                   ------------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $       (1,647,685)         $     (1,996,745)
    Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                           258,060                   182,053
      Services rendered as part of subscription agreement                       -                        26,019
      Issuance of stock options under consulting agreements                     -                        37,500
      Minority interest                                                        52,216                    31,441
      Loss on sale of marketable securities
      Changes in assets and liabilities:
        Trade receivables                                                    (294,937)                 (258,114)
        Prepaid expenses                                                     (213,659)                 (155,084)
        Merchandise inventories                                               (83,443)                  (15,635)
        Other current assets                                                  (70,964)                   (7,936)
        Other assets                                                          (30,517)                     (466)
        Accounts payable                                                      (88,306)                  230,540
        Accrued professional fees                                              49,351                    16,942
        Deferred revenue                                                      183,409                         -
        Other accrued expenses                                                (29,664)                  136,170
                                                                   ------------------          ----------------
          Net cash used in operating activities                            (1,916,139)               (1,773,315)
                                                                   ------------------          ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Netco Partners                                              (33,500)                        -
    Cash used in acquisition, net of cash acquired                                  -                  (400,000)
    Sale of short-term investments                                                  -                 2,836,124
    Capital expenditures, net                                                 (96,343)                  (93,778)
    Investment in Patents and Trademarks                                      (23,377)                        -
    Return of capital from Tekno Books to minority shareholder               (131,644)                        -
                                                                   ------------------          ----------------

          Net cash provided by (used in) investing activities                (284,869)                2,342,346
                                                                   ------------------          ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of preferred stock                             400,000                         -
    Proceeds from sale of 8.5% convertible promissory note                    500,000                         -
    Proceeds from sale of Assets                                              803,372                         -
    Repayments under capital lease obligations                                (83,619)                  (16,621)
    Receipts of subscription receivable                                       184,600                   160,000
                                                                   ------------------          ----------------

          Net cash provided by financing activities                         1,804,353                   143,379
                                                                   ------------------          ----------------
          Net increase (decrease) in cash and cash equivalents               (396,655)                  712,410

CASH AND CASH EQUIVALENTS, beginning of period                                606,376                 1,242,391
                                                                   ------------------          ----------------

CASH AND CASH EQUIVALENTS, end of period                           $          209,721          $      1,954,801
                                                                   ==================          ================

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
    Interest paid                                                  $           52,494          $         10,734
                                                                   ==================          ================

SUPPLEMENTAL SCHEDULE OF NONCASH RELATED ACTIVITIES:
    In connection with the sale-leaseback transaction, the Company recorded property and equipment and capitalized lease obligations for $1,080,000, prepaid expenses for $110,785, other assets of $165,843, and deferred gain of $131,263.

     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

The results of operations and cash flows for the three months ended March 31, 1996 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 1996.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(2)  WARRANTS:

During the first quarter, 1996, the Company received payments of $184,600 from two investors in payment for warrants previously subscribed.

(3)  CAPITAL STOCK:

In February 1996, the Company sold an additional 64,000 shares of Series A Convertible Preferred Stock to Tekno Simon, LLC for $400,000 to finance the construction and installation of five additional Entertainment Super-Kiosks.

(4)  SALE-LEASEBACK:

In February 1996, the Company entered into a sale-leaseback transaction with a lessor. Pursuant to the sale-leaseback transaction, the Company sold 18 Entertainment Super-Kiosks to the lessor for $1,080,000 and simultaneously leased the Entertainment Super-Kiosks from the lessor for a term of 39 months with aggregate rental payments of approximately $35,000 per month. The Sale-leaseback does not include the underlying mall leases for the sites of the Company's Entertainment Super-Kiosks, with respect to which the Company remains liable. Upon expiration of the lease, the Company will have the option to repurchase the Entertainment Super-Kiosks for their fair market value, but in no event more than

$108,000 in the aggregate. As collateral security for the lease, the Company issued 225,000 shares of its common stock (the "Escrow Shares") which are held by an escrow agent. In the event that the Company defaults under the agreements for the sale-leaseback, the Escrow Shares will be released to the lessor. While held in escrow, the Escrow Shares will be voted by the lessor on all matters in accordance with the recommendations of management and neither the escrow agent nor the lessor will have any dispositive rights with respect thereto. As additional consideration for the sale-leaseback, the Company also issued to the lessor warrants to purchase 26,739 shares of common stock, exerciseable for four years commencing on the first anniversary of the date of grant, at an exercise price of $8.08 per share.

(5)  COMMITMENTS  AND CONTINGENCIES:

In January 1996, the Company sold an 8.5% Convertible Promissory Note (the "Note") to an investor in a private transaction for $500,000. The Note accrues interest through June 30, 1996, at which time the unpaid principal amount, together with interest thereon, will automatically convert into shares of the Company's common stock at a conversion rate of $6.25 per share.

(6)  SUBSEQUENT EVENTS:

In April 1996, the Company completed a public offering of its Common Stock. The Company sold 1,000,000 shares of Common Stock at $6.00 per share for a gross amount of $6,000,000. After deducting expenses, including underwriting fees, filing fees, legal fees, accounting and other expenses, the Company realized proceeds of approximately $5,050,000.

In April 1996, the Company issued 3,912 shares of Common Stock issued as non-cash dividends on the Series A Convertible Preferred Stock.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion contains, in addition to historical information, forward-looking statements with respect to Big Entertainment, Inc. (the "Company") that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such difference include, but are not limited to, limited operating history; operating losses and accumulated deficit; possible need for additional financing; dependence on relationships with authors; risks related to retail operations; competition; dependence on management; risks related to trademarks and proprietary rights; dependence on distributors; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED MARCH 31, 1996 ("Q1-96") AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995 ("Q1-95").

GENERAL

            The Company is a diversified entertainment company, which owns the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities such as Tom Clancy, Leonard Nimoy, Gene Roddenberry, Mickey Spillane, Arthur C. Clarke, Anne McCaffrey, Isaac Asimov and L. Ron Hubbard. The Company uses illustrated novels and comic books to introduce and develop its intellectual properties, including characters and storylines, as a means of exploring the potential of these intellectual properties for licensing them across all media, including films, television, books, multimedia software, toys, and other merchandise. All costs associated with development of intellectual properties are expensed in the Company's comic book and illustrated novel publishing division. The Company has the following divisions:

            Book licensing and packaging
            Licensing and new media
            Comic book and illustrated novel publishing
            Entertainment retail

            The Company has expended significant funds developing its products, divisions and business. The Company expects to continue to invest heavily for the foreseeable future in developing additional intellectual properties and in seeking licenses of them to third parties for films, television, books, multimedia software, toys, apparel and other merchandise. There can be no assurance that the Company will be able to generate sufficient revenues from these activities to cover its development and other costs and therefore may continue to incur losses. Operating losses since inception, including the development stage, have resulted in an accumulated deficit of $16,877,493 at March 31, 1996.

            The following tables summarize the revenues, cost of sales and gross profit attributable to each of the Company's divisions for Q1-96 and Q1-95, respectively:

Q1-96

                                     INTELLECTUAL PROPERTY                           RETAIL
                     -------------------------------------------------------    -----------------
                         BOOK                               COMIC BOOK
                      LICENSING AND     LICENSING AND     AND ILLUSTRATED        ENTERTAINMENT
                      PACKAGING           NEW MEDIA      NOVEL PUBLISHING            RETAIL               TOTAL
                     ----------------- ---------------- --------------------    -----------------    ----------------
Net Revenues                 $340,346         $ 97,833             $443,170             $654,274          $1,535,623
Cost of sales                 185,275              -                440,315              344,502             970,092
                             --------         --------             --------             --------          ----------

Gross profit                 $155,071         $ 97,833             $  2,855             $309,772          $  565,531
                             ========         ========             ========             ========          ==========


Q1-95

                                     INTELLECTUAL PROPERTY                           RETAIL
                     -------------------------------------------------------    -----------------
                         BOOK                               COMIC BOOK
                      LICENSING AND     LICENSING AND     AND ILLUSTRATED        ENTERTAINMENT
                      PACKAGING           NEW MEDIA      NOVEL PUBLISHING            RETAIL               TOTAL
                     ----------------- ---------------- --------------------    -----------------    ----------------
Net Revenues                 $361,678          $21,500             $878,113             $372,288          $1,633,579
Cost of sales                 261,174              -                659,659              265,537           1,186,370
                             --------          -------             --------             --------          ----------

Gross profit                 $100,504          $21,500             $218,454             $106,751          $  447,209
                             ========          =======             ========             ========          ==========


            NET REVENUES

            Revenues are generated through the Company's intellectual property activities, including publishing, book licensing and packaging and licensing and new media, and through its entertainment retail activities, which consist of the operations of the Company's Entertainment Supero Kiosks. Net revenues for Q1-96 decreased by 6%, or $97,956, to $1,535,623 from $1,633,579 for Q1-95, primarily due to a decrease in publishing revenue offset by increases in licensing and new media and entertainment retail revenues.

            GROSS PROFIT

            Overall Company gross profit increased by 26%, or $118,322, to $565,531 for Q1-96 from $447,209 in Q1-95. As a percentage of net revenues, gross profit increased to 37% in Q1-96 from 27% in Q1-95, an increase in the percentage rate of 37%.

            INTELLECTUAL PROPERTY

                  /bullet/ BOOK LICENSING AND PACKAGING

            NET REVENUES. Tekno Books' net revenues consist of cash advances recognized as revenues upon the acceptance by publishers of books, and royalties on books licensed to and published by third-party publishers. Tekno Books generates significant cash flow from cash advances received upon the execution of publishing agreements with publishers for books to be published in the future. Such cash advances are only recognized as revenue when the books to which they relate are accepted by the publisher, resulting in a deferral of revenue recognition following receipt of the cash advance. Total net revenues from the Company's Tekno Books book licensing and packaging division, which is 51% owned by the Company, decreased 6%, or $21,332, to $340,346 for Q1-96 from $361,678 for Q1-95. Deferred revenues increased 1152%, or $338,242, to $367,592 in Q1-96 from $29,350 in Q1-95. At
March 31, 1996 and 1995, Tekno Books deferred revenues represent cash advances, which are expected to be recognized as revenue at a future date. Tekno Books' business expanded in Q1-96 from Q1-95 taking into account the increase in deferred revenues as compared to the prior period.

            GROSS PROFIT. Gross profit for the Company's Tekno Books book licensing and packaging division increased by 54%, or $54,567, to $155,071 for Q1-96 from $100,504 for Q1-95. As a percentage of revenues from book licensing and packaging, gross profit increased to 46% in Q1-96 from 28% in Q1-95. The increase in gross profit was the result of an increase in the number of higher margin book projects under development.

                  /bullet/ LICENSING AND NEW MEDIA

            NET REVENUES. Net revenues from the licensing and new media divisions increased 355%, or $76,333, to $97,833 for Q1-96 from $21,500 for Q1-95, primarily resulting from revenues generated through the licensing of intellectual property to third parties. Q1-96 licensing revenue included $25,000 from Alliance Productions, Ltd. ("Alliance"), under an agreement signed in Q1-96 with Alliance for the license of John Jakes' Mullkon Empire as a television series to Alliance, and $40,000 earned pursuant to an agreement between the Company and Warner Books, a division of Time-Warner, Inc., which represents recognition of a portion of a $100,000 royalty advance previously paid to the Company and deferred.

            GROSS PROFIT. Gross profit represents 100% of revenues of such division as all costs related to the development of the properties licensed are expensed by the comic book and illustrated novel publishing division where the Company's intellectual properties are created and developed.

                  /bullet/ COMIC BOOK AND ILLUSTRATED NOVEL PUBLISHING

            The Company uses illustrated novels and comic books to introduce and develop its intellectual properties, including characters and storylines, as a means to explore the potential of its intellectual properties for licensing them across all media, including film, television, books, multimedia software, toys, apparel and other merchandise. Cost of sales for the comic book publishing division represent direct costs in intellectual property development, including character and storyline development, design, writing and illustration of publications, plus printing, shipping and distribution costs. The Company does not assign its intellectual properties any value for financial accounting purposes, and does not therefore reflect them as assets on its financial statements. Notwithstanding these accounting conventions, the Company believes that these intellectual properties carry substantial value, which, although not readily quantifiable, may be realized in potential future revenue streams through licensing and new media with no further development cost.

            NET REVENUES. Net publishing revenues from the sale of comic books and illustrated novels published by the Company decreased by 50%, or $434,943, to $443,170 for Q1-96 from $878,113 for Q1-95. The decrease in net publishing revenues from Q1-96 to Q1-95 resulted primarily from a shift in the Company's strategy in two areas, as follows:

            1) In preparation for expanding the Company's publishing business through the introduction of illustrated novels, which are longer in page length than comics, have a higher cover price (generally ranging from $9.95 - $19.95) than comics (generally $1.95 - $2.25) the Company reduced the number of comic book titles in Q1-96. The Company believes that illustrated novels have a wider distribution potential to the bookstore market for the Company's titles than do comics since most of the Company's titles in development feature best-selling authors' names as part of the titles.

            2) In Q1-96, the Company reduced the level of shipments of comic book titles to the newsstand market, which is a market that permits retailers to return unsold product. This was done to seek to enhance the sell-through percentage of comics shipped and thereby enhance the efficiency of its publishing operations by selling a higher percentage of those comics which it produces.

While revenues in this division have declined due to the impact of the Company's shift in strategy as described above, the Company anticipates that the long-term results of these actions will be favorable once additional titles are published as illustrated novels and the full effects of its illustrated novel program are implemented, although there can be no assurance that revenues will increase over current levels in this division.

            GROSS PROFIT. The comic book and illustrated novel publishing division gross profit decreased to $2,855 for Q1-96 from $218,454 in Q1-95. The decrease was due to the reduction of sales volume associated with a strategic shift from comic books to illustrated novels, and estimated newsstand sell-through percentages in Q1-95 which were higher than actually realized and were subsequently reduced in the latter part of 1995.

                  RETAIL

                  /bullet/ ENTERTAINMENT RETAIL

            NET REVENUES. The Company's entertainment retail division net revenues increased by 76%, or $281,986, to $654,274 for Q1-96 from $372,288 for Q1-95. Net revenues are derived from sales of entertainment products and merchandise, such as illustrated novels, comic books, T-shirts, and entertainment collectibles, at the Company's Entertainment Super-Kiosks located in major malls in various parts of the U.S. The increase in revenues was due in substantial part to an increase in the number of Entertainment Supero Kiosks in operation.

            GROSS PROFIT. Gross profit for the entertainment retail division increased by 190%, or $203,021, to $309,772 for Q1-96 from $106,751 for Q1-95.
As a percentage of entertainment retail division revenues, gross profit increased to 47% in Q1-96 from 29% in Q1-95, which indicates an improvement in gross margin of 62%. Cost of sales for the entertainment retail division includes direct costs of goods purchased for resale net of existing inventories valued at the lower of cost using the first-in, first-out method or market. The increase in gross profit as a percentage of entertainment retail division sales was due in large part to the Company's commencing to utilize a central warehouse for distribution of merchandise to the Company's Entertainment Supero Kiosks, which enables the Company to purchase merchandise in bulk and thereby obtain better pricing and to a shift in product mix to higher margin merchandise. As the Company rolls out additional Entertainment Super-Kiosks, it expects to enhance its negotiating position with vendors which may result in further improvement in gross profit margins.

            OPERATING EXPENSES

            Total operating expenses consist of selling, general and administrative expenses, salaries and benefits and amortization. Total operating expenses decreased by 12%, or $298,520 to $2,108,597 for Q1-96 from $2,407,117 for Q1-95. As a percentage of net revenues, total operating expenses decreased to 137% in Q1-96 from 147% in Q1-95. The decreased expenses reflect reductions in comic book and illustrated novel publication division and corporate overhead offset by increases in salaries and benefits related to increases in the entertainment retail division due to the need to add additional overhead to support additional Entertainment Super-Kiosks.

            OTHER INCOME/EXPENSE

         Other expense for Q1-96 was $52,403 as compared to $5,395 for Q1-95, representing increased interest expense due to the interest portion of increased capitalized leases and interest accrued on the $500,000, 8.5% convertible promissory note.

            NET LOSS

            Net loss decreased by 17% or $349,060 to $1,647,685 for Q1-96 as compared to a net loss of $1,996,745 for Q1-95. The decreased net loss resulted from increased gross profit by the Company and decreased operating expenses both in the comic book and illustrated novel publishing division and corporate overhead. Net loss per share for Q1-96 was $(0.35) compared to $(0.49) per share in Q1-95, for a decrease in net loss per share of 29%. This decrease in net loss per share is a result of a 17% decrease in net loss measured against the weighted average number of common and common equivalent shares outstanding for each period.

LIQUIDITY AND CAPITAL RESOURCES

            On April 29, 1996, the Company completed a public offering of its common stock, raising approximately $5,050,000 in net proceeds as described below. At March 31, 1996, the Company had cash and cash equivalents of $209,721 and a working capital deficit of $1,227,522 compared to cash and cash equivalents of $606,376 and a working capital deficit of $588,376 at December 31, 1995. Net cash used in operating activities during Q1-96 was $1,916,139 primarily representing cash used to fund the Company's losses and net cash used in investing activities of $284,869 which were offset by $1,804,353 in cash provided by financing activities for a total decrease in cash of $396,655. Net cash used in operating activities during Q1-95 was $1,773,315 offset by $2,342,348 in cash provided in part by investing activities, including primarily proceeds from the sale of short-term investments and cash from financing activities of $143,379 for a total net increase in cash of $712,410.

            During Q1-96 the Company received payments of $184,600 from two investors for warrants previously subscribed. In January 1996, the Company sold an 8.5% Convertible Note to an investor in a private transaction for $500,000. Interest on the 8.5% note accrues at the rate of 8.5% per annum until June 30, 1996, at which time the principal amount of the 8.5% Convertible Note, together with interest thereon, will automatically convert into shares of the Company's Common Stock at a conversion rate of $6.25 per share.

            In February 1996, the Company sold an additional 64,000 shares of Series A Preferred Stock to Tekno Simon, LLC for $400,000 to finance the construction and installation of five additional Entertainment Supero Kiosks. The Company anticipates that it will enter into ten additional leases and close the sale of the remaining 128,000 shares of Series A Preferred Stock in fiscal 1996, in which case the Company will receive additional proceeds of $800,000. No shares of Series A Preferred Stock will be sold pursuant to the Tekno Simon Stock Purchase Agreement for leases entered into after December 31, 1996.

            In February 1996, the Company entered into a sale-leaseback transaction with a lessor. Pursuant to the sale-leaseback transaction, the Company sold 18 Entertainment Supero Kiosks to the lessor for $1,080,000 and simultaneously leased the Entertainment Supero Kiosks from the lessor for a term of 39 months with rental payments of approximately $35,000 per month. The sale-leaseback transaction does not include the underlying mall leases for the sites of the Company's Entertainment Supero Kiosks, with respect to which the Company remains liable. Upon expiration of the lease, the Company will have the option to repurchase the Entertainment Supero Kiosks for their fair market value, but in no event more than $108,000 in the aggregate.

            On April 29, 1996, the Company completed a public offering of its Common Stock. The Company sold 1,000,000 shares of Common Stock at $6.00 per shares for a gross amount of $6,000,000. After deducting expenses, including underwriting fees, filing fees, legal fees, accounting and other expenses, the Company realized net proceeds of approximately $5,050,000.

            Based on currently proposed plans and assumptions relating to its operations, the Company anticipates that its current capital resources, when combined with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated working capital requirements for approximately the next 18 months. If the Company's plans change or its assumptions change or prove to be inaccurate, the Company may be required to seek additional funds or curtail its operations. There can be no assurance that additional financing, if required, will be available to the Company, or if available, on terms favorable to the Company.

INFLATION AND SEASONALITY

            Although the Company cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on sales or results of operations. The Company considers its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book licensing and packaging division as a result of the general publishing industry practice of paying royalties semi-annually and during the summer (when schools and colleges are not in session) and holiday seasons for its entertainment retail division. Accordingly, as the Company expands its chain of Entertainment Supero Kiosks, it anticipates that its results of operations will be increasingly affected by seasonality.

                           PART II - OTHER INFORMATION

Not Applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         BIG ENTERTAINMENT, INC.

Date:  May 15, 1996      By:   /s/ Mitchell Rubenstein
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer and Principal
                               Financial and Accounting Officer)