Form 10QSB
period 1996-06-30
BIG ENTERTAINMENT INC
filed 1996-08-19
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


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

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


          As of August 9, 1996, the number of shares outstanding of the issuer's Common Stock, $.01 par value was 6,085,735.

                             BIG ENTERTAINMENT, INC.


                                TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION                                       PAGE(S)
- ------      ---------------------                                       -------

Item 1.     Consolidated Financial Statements

               Consolidated Balance Sheets as of June 30, 1996 and
               December 31, 1995..........................................   3

               Consolidated Statements of Operations for the
               three and six months ended June 30, 1996 and 1995..........   3

               Consolidated Statements of Cash Flows for the
               six months ended June 30, 1996 and 1995....................   5

               Notes to Unaudited Consolidated Financial Statements.......  6-7

Item 2.     Management's Discussion and Analysis or Plan of Operations....  8-14

PART II     OTHER INFORMATION                                                15
- -------     -----------------
Signature   ..............................................................   16

Item 1.  Consolidated Financial Statements

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1996 and December 31, 1995

                                                      June 30,           December 31,
                                                        1996                1995
                                                    ------------        ------------
                                                    (Unaudited)
                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $  2,899,942        $    606,376
  Trade receivables, net                                 575,260             244,598
  Merchandise inventories                                834,040             579,218
  Prepaid expenses                                       516,780             343,235
  Franchise fee receivable                               700,000             700,000
  Other current assets                                   119,330             104,899
                                                    ------------        ------------
  Total current assets                                 5,645,352           2,578,326

PROPERTY AND EQUIPMENT, net                            2,294,852           1,940,915

INTANGIBLE ASSETS, net                                   707,189             873,838

GOODWILL, net                                            354,977             364,697

OTHER ASSETS                                             367,115              40,000
                                                    ------------        ------------
                                                    $  9,369,485        $  5,797,776
                                                    ============        ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                  $    721,891        $  1,633,063
  Accrued professional fees                               98,230             134,721
  Other accrued expenses                                 298,180             284,353
  Deferred revenue                                     1,410,664             959,840
  Current portion of capital lease obligations           611,570             154,725
                                                    ------------        ------------
  Total current liabilities                            3,140,535           3,166,702
                                                    ------------        ------------
CAPITAL LEASE OBLIGATIONS,
  less current portion                                   727,298             239,040
                                                    ------------        ------------
MINORITY INTEREST                                           -                 23,557
                                                    ------------        ------------
COMMON STOCK SUBJECT TO REDEMPTION,
  $.01 par value, 50,000 shares                             -                300,000
                                                    ------------        ------------
SHAREHOLDERS' EQUITY:

  Series A variable rate convertible preferred
    stock, $6.25 stated value, 320,000 shares
    authorized; 217,600 issued and outstanding
    at June 30, 1996 and 128,000 shares issued
    and outstanding at December 31, 1995.
    Liquidation preference of $1,386,319 at
    June 30, 1996.                                     1,360,000             800,000
  Common stock, $.01 par value, 11,000,000
    shares authorized; 5,810,735 shares issued
    and outstanding at June 30, 1996 and
    4,723,876 issued and outstanding at and
    December 31, 1995                                     58,608              47,239
  Additional paid-in-capital                          21,850,678          16,149,046
  Warrants outstanding                                   486,600             302,000
  Accumulated deficit                                (18,254,234)        (15,229,808)
                                                    ------------        ------------
  Total shareholders' equity                           5,501,652           2,068,477
                                                    ------------        ------------
                                                    $  9,369,485        $  5,797,776
                                                    ============        ============

     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated balance sheets.


                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                   Three Months Ended June 30,             Six Months Ended June 30,
                                                    1996                 1995               1996                1995
                                                 -----------         -----------         -----------         -----------
NET REVENUES                                     $ 1,888,275         $ 1,805,901         $ 3,423,898         $ 3,439,480

COST OF SALES                                      1,253,117           1,527,725           2,223,209           2,714,095
                                                 -----------         -----------         -----------         -----------
    Gross profit                                     635,158             278,176           1,200,689             725,385
                                                 -----------         -----------         -----------         -----------
OPERATING EXPENSES:
    Selling, general and administrative              880,970           1,196,723           2,109,105           2,951,148
    Salaries and benefits                            770,388             567,634           1,538,443           1,109,778
    Amortization of goodwill and Intangibles         112,407             250,550             224,814             361,098
                                                 -----------         -----------         -----------         -----------
        Total operating expenses                   1,763,765           2,014,907           3,872,362           4,422,024
                                                 -----------         -----------         -----------         -----------
        Operating loss                            (1,128,607)         (1,736,731)         (2,671,673)         (3,696,639)

OTHER (INCOME) EXPENSE:

    Interest (income) expense                         61,683              69,854             119,411              75,249
    Other, net                                       (12,950)               -                (18,275)               -
                                                 -----------         -----------         -----------         -----------
        Loss before minority interest             (1,177,340)         (1,806,585)         (2,772,809)         (3,771,888)

MINORITY INTEREST                                   (145,943)            (51,180)           (198,159)            (82,622)
                                                 -----------         -----------         -----------         -----------
        Net loss                                 $(1,323,283)        $(1,857,765)        $(2,970,968)        $(3,854,510)
                                                 ===========         ===========         ===========         ===========
Net loss per common and common
equivalent share                                 $     (0.24)        $     (0.45)        $     (0.58)        $     (0.94)
                                                 ===========         ===========         ===========         ===========
Weighted average number of common
and common equivalent shares outstanding           5,439,359           4,119,584           5,081,618           4,117,549
                                                 ===========         ===========         ===========         ===========


     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

                                                                       Six Months Ended June 30,
                                                                        1996               1995
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(2,970,968)      $(3,854,510)
    Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                      513,870           361,098
      Realized loss on sale of short-term investments                                       92,252
      Services rendered as part of subscription agreement                   -               26,019
      Issuance of stock options under consulting agreements                 -               37,500
      Minority interest                                                  198,159            82,622
      Loss on sale of marketable securities
      Changes in assets and liabilities:
        Trade receivables                                               (330,662)         (234,416)
        Prepaid expenses                                                 (62,760)         (326,047)
        Merchandise inventories                                         (254,822)          (98,276)
        Other current assets                                             (14,431)           21,931
        Other assets                                                      51,663              -
        Accounts payable                                                (911,172)          810,924
        Accrued professional fees                                        (36,491)            1,942
        Deferred revenue                                                 319,561              -
        Other accrued expenses                                               (95)          222,528
                                                                     -----------       -----------
          Net cash used in operating activities                       (3,498,148)       (2,856,433)
                                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Netco Partners                                        (106,398)             -
    Cash used in acquisition, net of cash acquired                          -             (400,000)
    Sale of short-term investments                                          -            2,816,805
    Capital expenditures, net                                           (458,927)         (271,809)
    Other                                                                   -             (140,870)
    Investment in Patents and Trademarks                                 (48,445)             -
    Return of capital from Tekno Books to minority shareholder          (328,253)             -
                                                                     -----------       -----------
          Net cash provided by (used in) investing activities           (942,023)        2,004,126
                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of preferred stock                        560,000              -
    Proceeds from the issuance of common stock                         4,873,465
    Proceeds from sale of 8.5% convertible promissory note               500,000              -
    Proceeds from sale of Assets                                         803,372              -
    Repayments under capital lease obligations                          (187,700)          (49,063)
    Receipts of subscription receivable                                  184,600           160,000
                                                                     -----------       -----------
          Net cash provided by financing activities                    6,733,737           110,937
                                                                     -----------       -----------
          Net increase (decrease) in cash and cash equivalents         2,293,566          (741,370)

CASH AND CASH EQUIVALENTS, beginning of period                           606,376         1,242,391
                                                                     -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                             $ 2,899,942       $   501,021
                                                                     ===========       ===========

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
    Interest paid                                                    $   109,525       $    10,734
                                                                     ===========       ===========


     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

                    BIG ENTERTAINMENT INC., AND SUBSIDIARIES


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

The results of operations and cash flows for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 1996.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


(2)  CAPITAL STOCK:

In January 1996, the Company sold an 8.5% Convertible Promissory Note (the "Note") to an investor in a private transaction for $500,000. On May 15, 1996, the principal amount of the Note and interest accrued thereon was converted into 82,947 shares of the Company's common stock at a conversion rate of $6.25 per share.

In February 1996, the Company sold 64,000 shares of Series A Convertible Preferred Stock to Tekno Simon, LLC for $400,000, and in April 1996, the Company sold an additional 25,600 shares of Series A Convertible Preferred Stock to Tekno Simon, LLC for $160,000, the proceeds of which are to fund the construction and installation of seven additional Entertainment Super-Kiosks.

In April 1996, the Company completed a public offering of its common stock. The Company sold 1,000,000 shares of common stock at $6.00 per share for a gross amount of $6,000,000. After deducting expenses, including underwriting fees, filing fees, legal fees, accounting and other expenses, the Company realized proceeds of approximately $4,922,000.

In April 1996, the Company issued 3,912 shares of common stock as non-cash dividends on the Series A Convertible Preferred Stock.

In connection with the agreement entered into as part of the acquisition of Tekno Books, a shareholder/director had the option to require the Company to purchase, at $6.00 per share, 50,000 shares of the Company's common stock if the Company entered into a financing transaction to raise capital in excess of $1,000,000 through the sale of the Company's securities within nine months of the date of the agreement. The aggregate total of these shares of $300,000 is reflected as "Common Stock Subject to Redemption" in the accompanying consolidated balance sheet as of December 31, 1995. The common stock redemption option expired unexercised on June 13, 1996. Accordingly, the $300,000 was reclassified to common stock and additional paid-in capital as reflected in the consolidated balance sheet as of June 30, 1996.

(3)  SALE-LEASEBACK:

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

(4)  SUPPLEMENTAL NON-CASH DISCLOSURES:

In connection with the sale-leaseback transaction referred to above, the Company recorded property and equipment and capitalized lease obligations of $1,080,000, prepaid expenses of $110,785, other assets of $165,843, and deferred gain of $131,263.

In the second quarter of 1996, the Company entered into capital lease transactions and recorded property and equipment and capitalized lease obligations of $52,083.

The common stock redemption option referred to above expired on June 13, 1996, and accordingly was reclassified from "Common Stock Subject to Redemption" to $500 of Common Stock and $299,500 to Additional Paid-in Capital.

In April, 1996, the Company issued 3,912 shares of common stock as non-cash dividends on the Series A Convertible Preferred Stock in the amount of $27,139.

In connection with the conversion of the 8.5% Convertible Promissory Note, the principal amount plus accrued interest was converted into 82,947 shares of the Company's common stock at a conversion rate of $6.25 per share or $518,419.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion contains, in addition to historical information, forward-looking statements with respect to Big Entertainment, Inc. (the "Company") that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, limited operating history; operating losses and accumulated deficit; possible need for additional financing; dependence on relationships with authors; risks related to retail operations; competition; dependence on management; risks related to trademarks and proprietary rights; dependence on distributors; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

GENERAL

            The Company is a diversified entertainment company, which owns or controls the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities such as Tom Clancy, Leonard Nimoy, Gene Roddenberry, Mickey Spillane, Arthur C. Clarke, Anne McCaffrey, Isaac Asimov and L. Ron Hubbard. The Company uses illustrated novels and comic books to introduce and develop its intellectual properties, including characters and storylines, as a means of exploring the potential of these intellectual properties for licensing them across all media, including films, television, books, multimedia software, toys, and other merchandise. All costs associated with development of intellectual properties are expensed in the Company's comic book and illustrated novel publishing division. The Company has the following divisions:

            BOOK LICENSING AND PACKAGING. Operating under the name "Tekno Books", this 51% owned division has more than 800 published books in its history and agreements with more than 30 publishers to add an additional 200 titles. These titles are expected to include 42 books by 22 best-selling authors. Tekno Books enables the Company to take ideas from its illustrated novels and comic books and transform them into novels.

            LICENSING AND NEW MEDIA. Management believes that this is the area of greatest potential growth for the Company. Intellectual properties are offered to movie studios, TV producers, multimedia publishers and others under licensing agreements.

            COMIC BOOK AND ILLUSTRATED NOVEL PUBLISHING. This is the Company's research and development unit. Ideas from people like Mickey Spillane, Tom Clancy and Leonard Nimoy are developed into detailed story lines and full-bodied characters under their creator's supervision. Substantially all of the costs in this division are expensed as incurred.

            ENTERTAINMENT RETAIL. This division is used to test the Company's concepts. The Company operates a 540-square-foot retail store in Minnesota's Mall of America and more than 20 "Entertainment Super-Kiosks" at various shopping malls. These Entertainment Super-Kiosks resemble high-tech semi-circular newsstands and feature a bank of TV monitors that show movie trailers and promotional spots. The Company has reached a critical mass in these kiosks and is now starting to market advertising spots on its TV monitors to third parties, a business that management expects to generate substantial revenues with relatively small incremental costs.

            FRANCHISING. The Company, through its wholly owned subsidiary, Big Entertainment Franchise Corp., is in the process of registering with various states its intention to offer Entertainment Super-Kiosk franchises to third parties for franchise fees and royalties. The Big Entertainment Super-Kiosk will be a turn-key operation provided to the franchisee.

RESULTS OF OPERATIONS

            THREE MONTHS ENDED JUNE 30, 1996 ("Q2-96") AND SIX MONTHS ENDED JUNE 30, 1996 ("Y2-96") AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995 ("Q2-95") AND SIX MONTHS ENDED JUNE 30, 1995 ("Y2-95"), RESPECTIVELY.

            The following tables summarize the revenues, cost of sales and gross profit attributable to each of the Company's divisions for Q2-96 and Q2-95 and Y2-96 and Y2-95, respectively:

                                       INTELLECTUAL PROPERTY                      RETAIL
                        --------------------------------------------------     -------------
                                                             COMIC BOOK
                        BOOK LICENSING   LICENSING AND     AND ILLUSTRATED     ENTERTAINMENT
                        AND PACKAGING      NEW MEDIA      NOVEL PUBLISHING        RETAIL             TOTAL
                        --------------   -------------    ----------------     -------------         -----
Q2-96
Net Revenues           $  608,845        $ 189,394          $  359,317          $  730,719          $1,888,275
Cost of sales             263,764           68,000             516,489             404,864           1,253,117
                       ----------        ---------          ----------          ----------          ----------
Gross profit (loss)    $  345,081        $ 121,394          $ (157,172)         $  325,855          $  635,158
                       ==========        =========          ==========          ==========          ==========

 Q2-95
Net Revenues           $  248,079        $ 289,791          $  829,787          $  438,244          $1,805,901
Cost of sales             119,121              -             1,185,982             222,622           1,527,725
                       ----------        ---------          ----------          ----------          ----------
Gross profit (loss)    $  128,958        $ 289,791          $ (356,195)         $  215,622          $  278,176
                       ==========        =========          ==========          ==========          ==========
 Y2-96
Net Revenues           $  949,191        $ 287,227          $  802,487          $1,384,993          $3,423,898
Cost of sales             449,039           68,000             956,804             749,366           2,223,209
                       ----------        ---------          ----------          ----------          ----------
Gross profit (loss)    $  500,152        $ 219,227          $ (154,317)         $  635,627          $1,200,689
                       ==========        =========          ==========          ==========          ==========
 Y2-95
Net Revenues           $  609,757        $ 311,291          $1,707,900          $  810,532          $3,439,480
Cost of sales             380,295              -             1,845,641             488,159           2,714,095
                       ----------        ---------          ----------          ----------          ----------
Gross profit (loss)    $  229,462        $ 311,291          $ (137,741)         $  322,373          $  725,385
                       ==========        =========          ==========          ==========          ==========


            NET REVENUES

            Revenues are generated through the Company's intellectual property activities, including publishing, book licensing and packaging, and licensing and new media, and through its entertainment retail activities, which consist of the operations of the Company's Entertainment Super-Kiosks. Net revenues for Q2-96 increased by 5%, or $82,374, to $1,888,275 from $1,805,901 for Q2-95. The increase noted in Q2-96 is primarily due to increases in book licensing and packaging and entertainment retail revenues offset by decreases in comic book and illustrated novel publishing and licensing and new media revenues. The fluctuation noted in Y2-96, as compared to Y2-95, is attributable to the Company's planned reduction in comic books combined with the continued growth in the Company's entertainment retail and book licensing and packaging divisions.

            GROSS PROFIT

            Overall Company gross profit increased by 128%, or $356,982, to $635,158 for Q2-96 from $278,176 in Q2-95. As a percentage of net revenues, gross profit increased to 34% in Q2-96 from 15% in Q2-95. The Company's overall gross profit increased 66%, or $475,304, to $1,200,689 for Y2-96 from $725,385 in Y2-95. As a percentage of net revenues, gross profit increased to 35% in Y2-96 from 21% in Y2-95. The increase in gross profit is primarily due to increases in gross profit in the book licensing and packaging division, comic book and illustrated novel publishing division, and entertainment retail division.

            INTELLECTUAL PROPERTY

                  * BOOK LICENSING AND PACKAGING

            NET REVENUES. Tekno Books' net revenues consist of cash advances recognized as revenues upon the acceptance by publishers of books, and royalties on books licensed to and published by third-party publishers. Tekno Books generates significant cash flow from cash advances received upon the execution of publishing agreements with publishers for books to be published in the future. Such cash advances are only recognized as revenue when the books to which they relate are accepted by the publisher, resulting in a deferral of revenue recognition following receipt of the cash advance. Historically, virtually all books delivered by Tekno Books have been accepted. Total net revenues from Tekno Books, which is 51% owned by the Company, increased 145%, or $360,766, to $608,845 for Q2-96 from $248,079 for Q2-95. In addition, net revenues increased 56%, or $339,434, to $949,191 for Y2-96 from $609,757 for
Y2-95. Deferred revenues increased 739%, or $470,485, to $534,151 in Q2-96 from $63,666 in Q2-95. At June 30, 1996 and 1995, respectively, Tekno Books deferred revenues represent cash advances, which are expected to be recognized as revenue at a future date.

            GROSS PROFIT. Gross profit for Tekno Books increased by 168%, or $216,123, to $345,081 for Q2-96 from $128,958 for Q2-95 and by 118%, or
$270,690, to $500,152 in Y2-96 from $229,462 for Y2-95. As a percentage of revenues from book licensing and packaging, gross profit increased to 57% in Q2-96 from 52% in Q2-95 and 53% in Y2-96 from 38% in Y2-95. The increase in gross profit was the result of an increase in the number of higher margin book projects completed.

                  * LICENSING AND NEW MEDIA

            NET REVENUES. Net revenues from the licensing and new media divisions amounted to $287,227 for Y2-96 and $189,394 for Q2-96 as compared to $311,291 for Y2-95 and $289,791 for Q2-95, for a decrease of 8% and 35%, respectively. The decrease primarily resulted from changes in the nature and timing of the licensing agreements entered into by the Company in Y2-96 (HarperCollins Publishing and Alliance Productions) as compared to the licensing agreements entered into by the Company in Y2-95 (Miramax Films and Warner Books). The Miramax Films 1995 Agreement called for an up-front payment of $250,000, which was paid and recognized equally over the last three quarters of 1995; the Warner Books 1995 agreement called for an advance of $200,000, with $100,000 paid upon signing of the agreement, of this amount $40,000 was recognized in the first quarter of 1996, and $20,000 was recognized in Y2-95; an additional $40,000 was paid and recognized in Q2-96 when the manuscript for one of the books was accepted. The HarperCollins 1996 agreement called for an advance of $500,000 with $125,000 due and recognized upon signing. The Alliance Productions 1996 agreement called for an up-front payment of $25,000 which was paid and recognized in the first quarter of 1996. All of these licensing agreements call for additional royalties to be payable as earned at later dates. The payments called for under the licensing agreements (before royalties are taken into account) entered into during Y2-96 exceed such payments from all licensing agreements entered into during 1995.

            Revenue recognition for financial statement purposes for licensing agreements takes place as each of the Company's obligations under the various agreements are fulfilled, primarily in reference to the Company's delivery of manuscripts to Warner Books and to HarperCollins. Management does not anticipate any difficulty in making such deliveries.

            GROSS PROFIT. Gross profit represents divisional revenues net of costs related to manuscript preparations to be submitted to licensees. Costs related to the development of intellectual properties originally published in other media are expensed by the comic book and illustrated novel publishing division where the Company's intellectual properties are created and developed.

                  * COMIC BOOK AND ILLUSTRATED NOVEL PUBLISHING

            The Company uses illustrated novels and comic books to introduce and develop its intellectual properties, including characters and storylines as a means to explore the potential of its intellectual properties for licensing them across all media, including film, television, books, multimedia software, toys, apparel and other merchandise. Cost of sales for the comic book and illustrated novel publishing division represents direct costs in intellectual property development, including character and storyline development, design, writing and illustration of publications, plus printing, shipping and distribution costs. The Company does not assign its intellectual properties any value for financial accounting purposes, and does not therefore reflect them as assets on its financial statements. Notwithstanding these accounting conventions, the Company believes that these intellectual properties carry substantial value, which, although not readily quantifiable, may be realized in potential future revenue streams through licensing and new media with no further development cost.

            NET REVENUES. Net publishing revenues from the sale of comic books and illustrated novels published by the Company decreased by 57%, or $470,470, to $359,317 for Q2-96 from $829,787 for Q2-95 and by 53%, or $905,413, to
$802,487 for Y2-96 from $1,707,900 for Y2-95. The decrease in net publishing revenues from Q2-95 to Q2-96 and from Y2-95 to Y2-96 resulted primarily from a shift in the Company's strategy in two areas, as follows:

             1) In preparation for expanding the Company's publishing business through the introduction of illustrated novels, which are longer in page length than comics and have a higher cover price (generally ranging from $9.95 - $19.95) than comics (generally $1.95 - $2.25), the Company began reducing the number of comic book titles in January of 1996. The Company believes that illustrated novels have a wider distribution potential to the bookstore market for the Company's titles than do comics since most of the Company's titles in development feature best-selling authors' names as part of the titles.

            2) In January of 1996, the Company began reducing the level of shipments of comic book titles to the newsstand market, which is a market that permits retailers to return unsold product, as compared to the same period in 1995. This was done to seek to enhance the sell-through percentage of comics shipped.

While revenues in this division have declined due to the impact of the Company's shift in strategy as described above, the Company anticipates that the long-term results of these actions will be favorable once additional titles are published as illustrated novels and the full effects of its illustrated novel program are recognized, although there can be no assurance that revenues will increase over current levels in this division. The Company expects that the illustrated novel titles will begin to be released in the last quarter of 1996 with additional titles to be released during the first quarter of 1997 and continuing thereafter during 1997.

            GROSS PROFIT. The comic book and illustrated novel publishing division gross loss decreased to $157,172 for Q2-96 from $356,195 in Q2-95, a decrease of 56%, and increased to $154,317 for Y2-96 from $137,741 for Y2-95. The decrease in gross loss during Q2-96 was due to the Company's efforts to control costs, including the reduction of shipments to the newsstand market as described above.

                  RETAIL

                  * ENTERTAINMENT RETAIL

            NET REVENUES. The Company's entertainment retail division net revenues increased by 67%, or $292,475, to $730,719 for Q2-96 from $438,244 for Q2-95 and by 71%, or $574,461, to $1,384,993 for Y2-96 from $810,532 for Y2-95.
Net revenues are derived from sales of entertainment products and merchandise, such as illustrated novels, comic books, T-shirts, and entertainment collectibles, at the Company's Entertainment Super-Kiosks located in major malls in various parts of the U.S. The Company had 19 Entertainment Super-Kiosks in operation at June 30, 1996 as compared to 7 Entertainment Super-Kiosks at June 30, 1995. As a result, the increase in revenues was due in substantial part to an increase in the number of Entertainment Super-Kiosks in operation.

            GROSS PROFIT. Gross profit for the entertainment retail division increased by 51%, or $110,233, to $325,855 for Q2-96 from $215,622 for Q2-95 and by 97%, or $313,254 to $635,627 for Y2-96 from $322,373 for Y2-95. As a percentage of entertainment retail division revenues, gross profit increased to 46% for Y2-96, from 40% for Y2-95. A decrease in gross profit as a percentage of retail division revenues to 45%, in Q2-96 from 49%, in Q2-95 was the result of a change in the methods used to estimate the valuation of inventories at the end of each quarter. Cost of sales for the entertainment retail division includes direct costs of goods purchased for resale net of existing inventories valued at the lower of cost using the first-in, first-out method or market.

            OPERATING EXPENSES

            Total operating expenses consist of selling, general and administrative expenses, salaries and benefits and amortization. Total operating expenses decreased by 10% or $201,142 to $1,813,765 for Q2-96 from $2,014,907 for Q2-95. As a percentage of net revenues, total operating expenses decreased to 96% in Q2-96 from 112% in Q2-95. Total operating expenses decreased by 11%, or $499,662, to $3,922,362 for Y2-96 from $4,422,024 for Y2-95. As a percentage of net revenues, total operating expenses decreased to 115% in Y2-96 from 129% in Y2-95. The decreased expenses reflect reductions in operating expenses in the comic book and illustrated novel publication division and corporate overhead offset by increases in salaries and benefits related to increases in the entertainment retail division due to the need to add overhead to support additional Entertainment Super-Kiosks.

            OTHER (INCOME) EXPENSE

             Other (income) expense for Q2-96 was $48,733 as compared to $69,854 for Q2-95 and $101,136 for Y2-96 as compared to $75,249 for Y2-95, representing increased interest expense due to the interest portion of increased capitalized leases and interest accrued on the $500,000, 8.5% convertible promissory note, which, as noted above, was converted to equity.

            NET LOSS

            Net loss decreased by 29%, or $534,482, to $1,323,283 for Q2-96 from $1,857,765 for Q2-95 and year-to-date net loss decreased by 23% or $883,542 to $2,970,968 for Y2-96 as compared to a net loss of $3,854,510 for Y2-95. The decreased net loss resulted from increased gross profit of the Company and decreased operating expenses as described above. Net loss per share for Q2-96 was $0.24 compared to $0.45 per share in Q2-95, for a decrease in net loss per share of 47% and net loss per share for Y2-96 was $0.58 compared to $0.94 per share in Y2-95, for a decrease in net loss per share of 38%.

            NET WORTH

            Net worth increased by 166% or $3,433,175, to $5,501,652 at June 30, 1996 as compared to a net worth of $2,068,477 as of December 31, 1995. The increase in net worth is primarily due to the public offering of the Company's stock (completed April 29, 1996) offset by the current year-to-date loss.


LIQUIDITY AND CAPITAL RESOURCES

            On April 29, 1996, the Company completed a public offering of its common stock, raising approximately $4,922,000 in net proceeds as described below. At June 30, 1996, the Company had cash and cash equivalents of $2,899,942 and working capital of $2,504,817 compared to cash and cash equivalents of $603,376 and a working capital deficit of $588,376 at December 31, 1995. Net cash used in operating activities during Y2-96 was $3,498,148 primarily representing cash used to fund the Company's operations. Net cash used in investing activities was $942,023 and

$6,733,737 in cash was provided by financing activities for a total increase in cash of $2,293,566. Net cash used in operating activities during Y2-95 was $2,856,433 and net cash provided by financing and investing activities was $110,937 and $2,004,126, respectively. Cash provided from investing activities consisted of proceeds from the sale of short-term investments.

            In January 1996, the Company sold an 8.5% Convertible Note to an investor in a private transaction for $500,000. On May 15, 1996, the principal amount of the Note and interest accrued thereon was converted into 82,947 shares of the Company's common stock at a conversion rate of $6.25 per share.

            In February 1996, the Company sold 64,000 shares of Series A Preferred Stock to Tekno Simon, LLC for $400,000 and in April 1996, the Company sold an additional 25,600 shares of Series A Preferred Stock to Tekno Simon, LLC for $160,000, the proceeds which are to fund the construction and installation of seven additional Entertainment Super-Kiosks. The Company anticipates that it will enter into ten additional leases and close the sale of the remaining 102,400 shares of Series A Preferred Stock in fiscal 1996, in which case the Company will receive additional proceeds of $640,000. No shares of Series A Preferred Stock will be sold pursuant to the Tekno Simon Stock Purchase Agreement for leases entered into after December 31, 1996.

            In February 1996, the Company entered into a sale-leaseback transaction with a lessor. Pursuant to the sale-leaseback transaction, the Company sold 18 Entertainment Super-Kiosks to the lessor for $1,080,000 and simultaneously leased the Entertainment Super-Kiosks from the lessor for a term of 39 months with rental payments of approximately $35,000 per month. The sale-leaseback transaction does not include the underlying mall leases for the sites of the Company's Entertainment Super-Kiosks, with respect to which the Company remains liable. Upon expiration of the lease, the Company will have the option to repurchase the Entertainment Super-Kiosks for their fair market value, but in no event more than $108,000 in the aggregate.

            On April 29, 1996, the Company completed a public offering of its common stock. The Company sold 1,000,000 shares of common stock at $6.00 per shares for a gross amount of $6,000,000. After deducting expenses, including underwriting fees, filing fees, legal fees, accounting and other expenses, the Company realized net proceeds of approximately $4,922,000.

            In connection with the agreement entered into as part of the acquisition of Tekno Books, a shareholder/director had the option to require the Company to purchase, at $6.00 per share, 50,000 shares of the Company's common stock if the Company entered into a financing transaction to raise capital in excess of $1,000,000 through the sale of the Company's securities within nine months of the date of the agreement. The aggregate total of these shares of $300,000 is reflected as "Common stock Subject to Redemption" in the accompanying consolidated balance sheet as of December 31, 1995. The common stock redemption option expired on June 13, 1996. Accordingly, the $300,000 was reclassified to common stock and additional paid-in capital as reflected in the consolidated balance sheet as of June 30, 1996.

            Based on currently proposed plans and assumptions relating to its operations, the Company anticipates that its current capital resources, when combined with anticipated cash flows from operations, will be sufficient to satisfy the Company's contemplated working capital requirements for approximately the next 12 months. If the Company's plans change or its assumptions change or prove to be inaccurate, the Company may be required to seek additional funds or curtail its operations. There can be no assurance that additional financing, if required, will be available to the Company, or if available, on terms favorable to the Company.

INFLATION AND SEASONALITY

            Although the Company cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on sales or results of operations. The Company considers its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book licensing and packaging division as a result of the general publishing industry practice of paying royalties semi-annually and during the summer (when schools and colleges are not in session) and holiday seasons for its entertainment retail division. Accordingly, as the Company expands its chain of Entertainment Super-Kiosks, it anticipates that its results of operations will be increasingly affected by seasonality.

                           PART II - OTHER INFORMATION


ITEMS 1. - 5.

               Not Applicable


ITEM 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits.

                    Exhibit 27 - Financial Data Schedule (SEC use only).

               (b)  Reports on Form 8-K.

                    None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BIG ENTERTAINMENT, INC.


Date: August 16, 1996     By: /s/ Mitchell Rubenstein
                              Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)