Form 10QSB
period 1996-09-30
BIG ENTERTAINMENT INC
filed 1996-11-19
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _____________


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


                                 (561) 998-8000
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No  [ ]


         As of November 11, 1996, the number of shares outstanding of the issuer's Common Stock, $.01 par value was 6,090,407.



                             BIG ENTERTAINMENT, INC.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                                   PAGE(S)



Item 1.  Consolidated Financial Statements
               Consolidated Balance Sheets as of September 30, 1996 and
               December 31, 1995...............................................     3

               Consolidated Statements of Operations for the three and
               nine months ended September 30, 1996 and                             4
               1995................................

               Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1996 and                                  5
               1995............................................................

               Notes to Unaudited Consolidated Financial Statements.............   6-8

Item 2.  Management's Discussion and Analysis or Plan of Operations.............   9-18


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders....................    19

Item 5.  Exhibits and Reports on Form 8-K                                           19


Signature    ...................................................................    20

Item 1.  Consolidated Financial Statements

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                                               1996                 1995
                                                                                          --------------       -------------
                               ASSETS                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                              $      861,229       $      606,376
  Trade receivables, net                                                                        557,682              244,598
  Merchandise inventories                                                                       980,582              579,218
  Prepaid expenses                                                                              561,101              343,235
  Franchise fee receivable                                                                      700,000              700,000
  Other current assets                                                                           96,479              104,899
                                                                                          -------------        -------------
  Total current assets                                                                        3,757,073            2,578,326

PROPERTY AND EQUIPMENT, net                                                                   2,349,558            1,940,915

INTANGIBLE ASSETS, net                                                                          600,867              873,838

GOODWILL, net                                                                                   350,117              364,697

OTHER ASSETS                                                                                    462,841               40,000
                                                                                         --------------        -------------
                                                                                         $    7,520,456        $   5,797,776
                                                                                         ==============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                                       $      426,768        $   1,633,063
  Accrued professional fees                                                                     110,050              134,721
  Other accrued expenses                                                                        478,142              284,353
  Deferred revenue                                                                            1,357,579              959,840
  Current portion of capital lease obligations                                                  740,892              154,725
                                                                                         --------------        -------------
  Total current liabilities                                                                   3,113,431            3,166,702
                                                                                         --------------        -------------
CAPITAL LEASE OBLIGATIONS, less current portion                                                 645,041              239,040
                                                                                         --------------        -------------
MINORITY INTEREST                                                                                     -               23,557
                                                                                         --------------        -------------
COMMON STOCK SUBJECT TO REDEMPTION, $.01 par value, 50,000 shares                                     -              300,000
                                                                                         --------------        -------------
SHAREHOLDERS' EQUITY:

  Series A variable rate convertible preferred stock, $6.25 stated value,
      320,000 shares authorized; 217,600 issued and outstanding at September 30,
      1996 and 128,000 shares issued and outstanding at December 31, 1995.
      Liquidation preference of $1,562,912 at
      September 30, 1996.                                                                    1,360,000               800,000
  Common stock, $.01 par value, 25,000,000 shares authorized;
      5,865,407 shares issued and outstanding at
      September 30, 1996 and 4,723,876 issued and outstanding at
      December 31, 1995                                                                         58,654                47,239
  Additional paid-in-capital                                                                21,881,182            16,149,046
  Warrants outstanding                                                                         486,600               302,000
  Accumulated deficit                                                                      (20,024,452)          (15,229,808)
                                                                                         --------------        -------------
  Total shareholders' equity                                                                 3,761,984             2,068,477
                                                                                         --------------        -------------
                                                                                         $   7,520,456         $   5,797,776
                                                                                         ==============        =============

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)



                                             THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                   1996           1995              1996           1995
                                               -----------    -----------        -----------    -----------
NET REVENUES                                   $ 1,669,438    $ 1,194,116        $ 5,093,336    $ 4,633,596

COST OF SALES                                    1,092,489      1,316,756          3,315,698      4,030,851
                                               -----------    -----------        -----------    -----------
    Gross profit                                   576,949       (122,640)         1,777,638        602,745
                                               -----------    -----------        -----------    -----------
OPERATING EXPENSES:
    Selling, general and administrative          1,292,852      1,025,391          3,401,957      3,976,539
    Salaries and benefits                          866,266        589,505          2,404,709      1,699,283
    Amortization of goodwill and Intangibles       112,407        172,891            337,221        533,989
                                               -----------    -----------        -----------    -----------
        Total operating expenses                 2,271,525      1,787,787          6,143,887      6,209,811
                                               -----------    -----------        -----------    -----------
        Operating loss                          (1,694,576)    (1,910,427)        (4,366,249)    (5,607,066)

OTHER (INCOME) EXPENSE:

    Interest (income) expense                        8,247       (104,161)           127,658        (28,912)
    Other, net                                     (10,025)            --            (28,300)            --
                                               -----------    -----------        -----------    -----------
        Loss before minority interest           (1,692,798)    (1,806,266)        (4,465,607)    (5,578,154)

MINORITY INTEREST                                  (47,480)       (61,063)          (245,639)      (143,685)
                                               -----------    -----------        -----------    -----------
        Net loss                               $(1,740,278)   $(1,867,329)      $ (4,711,246)  $ (5,721,839)
                                               ===========    ===========        ===========   ============
Net loss per common and common
equivalent share                               $     (0.30)   $     (0.42)      $      (0.88)  $      (1.35)
                                               ===========    ===========        ===========   ============
Weighted average number of common
and common equivalent shares outstanding         5,861,294      4,446,534          5,346,509      4,228,415
                                               ===========    ===========        ===========   ============

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                     1996              1995
                                                                 ------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(4,711,246)   $  (5,721,839)
    Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                  771,189          533,989
      Realized loss on sale of short-term investments                     --           92,252
      Services rendered as part of subscription agreement                 --           26,019
      Issuance of stock options under consulting agreements               --           87,500
      Minority interest                                              245,639          143,685
      Loss on sale of marketable securities
      Changes in assets and liabilities:
        Trade receivables                                           (313,084)         (41,354)
        Prepaid expenses                                            (107,081)        (335,646)
        Merchandise inventories                                     (401,364)         (96,743)
        Other current assets                                           8,420           64,192
        Other assets                                                  29,112               --
        Accounts payable                                          (1,206,295)         354,025
        Accrued professional fees                                    (24,671)          (7,382)
        Deferred revenue                                             266,476               --
        Other accrued expenses                                       180,477          276,725
                                                                 ------------   -------------
          Net cash used in operating activities                   (5,262,428)      (4,624,577)
                                                                 ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Netco Partners                                    (202,255)              --
    Cash used in acquisition, net of cash acquired                        --         (430,000)
    Sale of short-term investments                                        --        2,816,805
    Capital expenditures, net                                       (623,699)        (802,807)
    Other                                                                 --         (123,131)
    Investment in Patents and Trademarks                             (49,670)              --
    Return of capital from Tekno Books to minority shareholder      (353,051)              --
                                                                 ------------   -------------
          Net cash provided by (used in) investing activities     (1,228,675)       1,460,867
                                                                 ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of preferred stock                    560,000               --
    Proceeds from the issuance of common stock                     4,873,465        3,435,738
    Proceeds from sale of 8.5% convertible promissory note           500,000               --
    Proceeds from sale of Assets                                     803,372               --
    Repayments under capital lease obligations                      (175,481)         (96,773)
    Receipts of subscription receivable                              184,600          160,000
                                                                 ===========    =============
          Net cash provided by financing activities                6,745,956        3,498,965
                                                                 ===========    =============
          Net increase (decrease) in cash and cash equivalents       254,853          335,255

CASH AND CASH EQUIVALENTS, beginning of period                       606,376        1,242,391
                                                                 -----------    -------------
CASH AND CASH EQUIVALENTS, end of period                         $   861,229    $   1,577,646
                                                                 ===========    =============
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
    Interest paid                                                $   176,683    $      12,505
                                                                 ===========    =============

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

The results of operations and cash flows for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 1996.

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

In February 1996, the Company sold 64,000 shares of Series A Convertible Preferred Stock to Tekno Simon, LLC for $6.25 per share for a total of $400,000, and in April 1996, the Company sold an additional 25,600 shares of Series A Convertible Preferred Stock to Tekno Simon, LLC for $6.25 per share for a total of $160,000, the proceeds of which were to fund the construction and installation of seven Entertainment Super-Kiosks.

In April 1996, the Company completed a public offering of its common stock. The Company sold 1,000,000 shares of common stock at $6.00 per share for a gross amount of $6,000,000. After deducting expenses, including underwriting fees, filing fees, legal fees, accounting and other expenses, the Company realized proceeds of approximately $4,873,465.

In April 1996, the Company issued 3,912 shares of common stock as non-cash dividends on the Series A Convertible Preferred Stock.

In September 1996, the Company issued 4,672 shares of common stock as non-cash dividends on the Series A Convertible Preferred Stock.

In connection with the agreement entered into as part of the acquisition of Tekno Books, a shareholder/director of the Company had the option to require the Company to purchase, at $6.00 per share, 50,000 shares of the Company's common stock if the Company entered into a financing transaction to raise capital in excess of $1,000,000 through the sale of the Company's securities within nine months of the date of the agreement. The aggregate total of these shares of $300,000 is reflected as "Common Stock Subject to Redemption" in the accompanying consolidated balance sheet as of December 31, 1995. Even though the aforementioned financing condition was satisfied entitling this shareholder/director to require the Company to make such purchases, the common stock redemption option expired unexercised on June 13, 1996. Accordingly, the $300,000 was reclassified to common stock and additional paid-in capital as reflected in the consolidated balance sheet as of September 30, 1996.

(3)  SALE-LEASEBACK:

In February 1996, the Company entered into a sale-leaseback transaction with a lessor. Pursuant to the sale-leaseback transaction, the Company sold 18 Entertainment Super-Kiosks to the lessor for $1,080,000 and simultaneously leased the Entertainment Super-Kiosks from the lessor for a term of 39 months with aggregate rental payments of approximately $35,000 per month. The sale-leaseback does not include the underlying mall leases for the sites of the Company's Entertainment Super-Kiosks, with respect to which the Company remains liable. Upon expiration of the lease, the Company will have the option to repurchase the Entertainment Super-Kiosks for their fair market value, but in no event more than $108,000 in the aggregate. As collateral security for the lease, the Company issued 225,000 shares of its common stock (the "Escrow Shares") which are held by an escrow agent. In the event that the Company defaults under the agreements for the sale-leaseback, the Escrow Shares will be released to the lessor. While held in escrow, the Escrow Shares will be voted by the lessor on all matters in accordance with the recommendations of management and neither the escrow agent nor the lessor will have any dispositive rights with respect thereto. As additional consideration for the sale-leaseback, the Company also issued to the lessor warrants to purchase 26,739 shares of common stock, exerciseable for four years commencing on the first anniversary of the date of grant, at an exercise price of $8.08 per share. The company is exploring additional sales-leaseback transactions.

(4)  SUPPLEMENTAL NON-CASH DISCLOSURES:

In connection with the sale-leaseback transaction referred to above, the Company recorded property and equipment and capitalized lease obligations of $1,080,000, prepaid expenses of $110,785, other assets of $165,843, and deferred gain of $131,263.

In the nine months ended September 30, 1996, the Company entered into capital lease transactions and recorded property and equipment and capitalized lease obligations of $87,649.

The common stock redemption option referred to above expired on June 13, 1996, and accordingly was reclassified from "Common Stock Subject to Redemption" to $500 of Common Stock and $299,500 to Additional Paid-in Capital.

In April 1996, the Company issued 3,912 shares of common stock as non-cash dividends on the Series A Convertible Preferred Stock in the amount of $27,139.

In September 1996, the Company issued 4,672 shares of common stock as non-cash dividends on the Series A Convertible Preferred Stock in the amount of $24,528.

In September 1996 the Company accrued non-cash dividends on the Series A Convertible Preferred Stock, that will be issued in the fourth quarter of 1996, in the amount of $31,731. The number of shares of common stock to be issued in connection with such dividends is dependent upon the market price of the common stock during the month of September 1996.

In connection with the conversion of the 8.5% Convertible Promissory Note, the principal amount plus accrued interest was converted into 82,947 shares of the Company's common stock at a conversion rate of $6.25 per share or $518,419.

(6) SUBSEQUENT EVENTS:

In September 1996, NetCo Partners, a joint venture owned fifty percent by the Company and fifty percent by C. P. Group, Inc., signed a master toy licensing agreement with Playmates Toys, Inc., a major toy company. Plans are for a diverse line of toys including action figures, accessories and vehicles, to be based on TOM CLANCY'S NETFORCE, an entertainment property owned by NetCo Partners. The agreement calls for advance payments aggregating $1,000,000 to NetCo Partners by Playmates Toys against future royalties payable to NetCo Partners by Playmates Toys, Inc. (based on a percentage of the selling price of the licensed products sold by Playmates Toys, Inc.) as earned at later dates. NetCo Partners delivered character sketches upon which the licensed products will be based to Playmate Toys, Inc. in October 1996. Payments in excess of $1,000,000 will be payable to NetCo Partners if and when royalties (based on a percentage of the selling price of the licensed products sold by Playmates Toys, Inc.) exceed $1,000,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Big Entertainment, Inc. (the "Company") which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. Such factors include, but are not limited to, limited operating history; operating losses and accumulated deficit; possible need for additional financing; dependence on relationships with authors; risks related to retail operations; competition; dependence on management; risks related to trademarks and proprietary rights; dependence on distributors; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

GENERAL

The Company is a diversified entertainment company, which owns or controls the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities such as Tom Clancy, Leonard Nimoy, Gene Roddenberry, Mickey Spillane, Arthur C. Clarke, John Jakes, Anne McCaffrey, Margaret Weis, Isaac Asimov and L. Ron Hubbard. The Company uses illustrated novels to introduce and develop its intellectual properties, including characters and storylines, as a means of exploring the potential of these intellectual properties for licensing them across all media, including films, television, books, multimedia software, toys, and other merchandise. The Company acquires the rights to properties pursuant to agreements which grant it, on an exclusive basis, all rights in all media as well as the right to use the Creator's name in the title of the property (e.g., LEONARD NIMOY'S PRIMORTALS, MICKEY SPILLANE'S MIKE DANGER). Substantially all costs associated with development of intellectual properties are expensed in the Company's illustrated novel publishing division.

In addition, the Company is a fifty percent partner in NetCo Partners. NetCo Partners was formed in June 1995 as a joint venture owned 50% by the Company and 50% by C.P. Group, Inc., a company in which Tom Clancy is a substantial shareholder. Initially, C.P. Group, Inc. contributed to NetCo Partners all media rights to TOM CLANCY'S NETFORCE, and the Company contributed to NetCo Partners all rights to TAD WILLIAMS' MIRRORWORLD and committed to contribute three additional entertainment properties. Subsequently, pursuant to the Joint Venture Agreement the Company contributed to NetCo Partners certain media rights to ARTHUR C. CLARKE'S CRIOSPHINX, NEIL GAIMAN'S LIFERS, and ANNE MCCAFFREY'S SARABAND. Pursuant to the Joint Venture Agreement, the Company is not obligated to contribute any additional properties to NetCo Partners; however, the two venturers, the Company and C.P. Group, Inc., are working together on seeking to obtain rights from third parties to additional entertainment properties for the NetCo Partners Joint Venture.

NetCo Partners is engaged in the business of publishing and licensing of entertainment properties and characters, and its operations are expected to encompass all of the Company's four divisions. Pursuant to the terms of the NetCo Partners Joint Venture Agreement, the Company is responsible for developing, producing, manufacturing, advertising, promoting, marketing and distributing NetCo Partners' illustrated novels and related products and for advancing all costs incurred in connection therewith. All amounts advanced by the Company to fund NetCo Partners' operations are treated as capital contributions of the Company and the Company is entitled to a return of such capital contributions before distributions of cash flow are split equally between the Company and C.P. Group, Inc. Through September 30, 1996 pursuant to the NetCo Partners Joint Venture Agreement the Company advanced approximately $240,000 to NetCo Partners for development costs of NetCo Partners' entertainment properties. The Company is entitled to reimbursement of this amount from NetCo Partners. After this amount is distributed to the Company, excess cash flow of NetCo Partners will be split 50% to the Company and 50% to C.P. Group, Inc.

In September 1996, NetCo Partners, a joint venture owned fifty percent by the Company and fifty percent by C. P. Group, Inc., signed a master toy licensing agreement with Playmates Toys, Inc., a major toy company. Plans are for a diverse line of toys including action figures, accessories and vehicles, to be based on TOM CLANCY'S NETFORCE, an entertainment property owned by NetCo Partners. The agreement calls for advance payments aggregating one million dollars to NetCo Partners by Playmates Toys against future royalties (based on a percentage of the selling price of the licensed products sold by Playmates Toys, Inc.) as earned at later dates. NetCo Partners delivered character sketches upon which the licensed products will be based to Playmate Toys, Inc. in October 1996. Payments in excess of $1,000,000 will be payable to NetCo Partners if and when royalties (based on a percentage of the selling price of the licensed products sold by Playmates Toys, Inc.) exceed $1,000,000. In addition, NetCo Partners has licensed TAD WILLIAMS' MIRRORWORLD to HarperCollins for publication as an illustrated novel.

In the third quarter 1996 the Company retained the investment banking firm of Wasserstein Perella & Co. to assist the Company in its efforts to identify strategic opportunities in the media business that are consistent with the Company's goal of increasing shareholder value.

The Company has the following divisions:

            BOOK LICENSING AND PACKAGING. Operating under the name "Tekno Books", this 51% owned division has more than 860 published books in its history and agreements with more than 30 publishers to add an additional approximate 150 titles. These titles are expected to include dozens of books by numerous best-selling authors. Tekno Books also enables the Company to take ideas from the Company's entertainment properties and transform them into novels. This division is an excellent source of referring authors to the Company for the development of licensable entertainment properties. This division has two streams of revenue, one being revenue generated from new book projects in the form of advances paid to this division by publishers in return for granting certain publication rights to such publishers, and the other being royalties from the division's expanding library of titles.

            LICENSING AND NEW MEDIA. Management believes that this is the area of greatest potential growth for the Company. Intellectual properties are offered to movie studios, TV producers, book publishers, toy companies, multimedia publishers and others under licensing agreements.
            Licensing agreements in place include:
                    /bullet/ In September 1996 a master toy license agreement with Playmates Toys, Inc. regarding TOM CLANCY'S NETFORCE, was entered into by NetCo Partners, a joint venture owned fifty percent by the Company.
                    /bullet/ In September 1996 the Company entered into a joint CD-ROM publishing venture with Sierra On-Line, one of the largest worldwide publishers of interactive entertainment, productivity and educational software, for LEONARD NIMOY'S PRIMORTALS.
                   /bullet/ In June 1996 the Company entered into a joint publishing agreement with HarperCollins, one of the largest publishers in the world and a wholly owned subsidiary of Rupert Murdoch's The News Corporation, to publish hardcover books, paperback books, and illustrated novels for ANNE MCCAFFREY'S ACORNA:QUEEN OF THE UNICORNS, ISAAC ASIMOV'S I-BOTS, and MARGARET WEIS' TESTAMENT OF THE DRAGON.

                    /bullet/ In June 1996, NetCo Partners licensed TAD WILLIAMS' MIRRORWORLD to HarperCollins for HarperCollins to publish as an illustrated novel.

                    /bullet/ In March 1996 the Company signed an agreement with Alliance Television Productions, a division of Alliance Communications Corporation, to license JOHN JAKES' MULKON EMPIRE for television.

                    /bullet/ In May 1995 the Company entered into a publishing agreement with Warner Books, a division of Time Warner, Inc., for the publication of novels based on LEONARD NIMOY'S PRIMORTALS and GENE RODDENBERRY'S XANDER IN LOST UNIVERSE.

                    /bullet/ In April 1995 the Company entered into a film licensing agreement with Miramax Films, a subsidiary of the Walt Disney Company.

            Generally, the Company's licensing agreements provide for the Company to receive advance payments from the licensee, as well as royalty payments based on sales after the advance has been earned out.

            ILLUSTRATED NOVEL PUBLISHING. Ideas from best selling authors and media celebrities like Tom Clancy, Mickey Spillane, and Leonard Nimoy are developed into detailed story lines and full-bodied characters. This is the first step in the Company's development process of creating an entertainment property. The Company believes that this facilitates the licensing of these intellectual properties. The Company has entered into an agreement with HarperCollins to publish, with the Company, a minimum of four titles of illustrated novels. Pursuant to this agreement, HarperCollins is advancing five hundred thousand dollars to the Company and will handle all newsstand and bookstore distribution of these titles. The Company will also receive royalty payments on sales once the advance payment is earned. The Company believes these advances will cover all costs for the production of these titles. (The HarperCollins agreement also includes a license to HarperCollins from the Company for HarperColllins to publish text-only traditional hardcover and paperback novels, involving several of the Company's entertainment properties, as described above.)

            The HarperCollins agreement fundamentally changes the way this division does business. Before the effect of the HarperCollins agreement, the Company advanced one hundred percent of all costs associated with the development of its titles. Furthermore, the Company paid for the printing of all books, and was responsible for returns, which are a normal part of book publishing. HarperCollins' advance payments to the Company are a source of funds for the Company to use for development costs; HarperCollins will be paying the costs of printing; and HarperCollins will be solely responsible for all returns.

            Substantially all of the costs in this division are expensed as incurred. Since most development costs of the Company's entertainment properties are expensed in the illustrated novel division, there are expected to be minimal incremental additional expenses associated with licensing revenue anticipated to be generated from the Company's entertainment properties.

            ENTERTAINMENT RETAIL. The Company operates as of September 30, 1996 23, and as of November 19, 1996, 25 "Entertainment Super-Kiosks" at various shopping malls and a 540-square-foot retail store in Mall of America. These Entertainment Super-Kiosks resemble high-tech semi-circular newsstands and feature a bank of TV monitors that show movie trailers and promotional spots. The Company believes it has reached a critical mass in these Entertainment Super-Kiosks and is now starting to market an integrated marketing/promotional program that will be viewed on its TV monitors and supported by third parties, a business that management expects to generate revenues with relatively small incremental costs. An office was opened by the Company during the third quarter of 1996 as the base for a dedicated integrated marketing sales group at 20 East 46th Street, New York, NY, occupying 1210 sq. feet of space, with an unaffiliated landlord for a three year term with rent of $2700/month.

            The Company, through its wholly owned subsidiary, Big Entertainment Franchise Corp., is currently registered in numerous franchise registration states and is in the process of obtaining additional registrations, to offer Entertainment Super-Kiosk franchises to third parties for franchise fees and royalties. The proposed franchise agreements call for the Big Entertainment Super-Kiosk to be a turnkey operation provided to the franchisee in return for payments by the franchisee to Big Entertainment Franchise Corp. Further, in December 1995, the Company entered into an agreement granting certain exclusive territorial franchise rights for Canada (excluding the Province of Alberta) for a ten year period to a non-affiliate of the Company for $1,000,000. The Canadian franchise rights granted primarily the right to open, operate and subfranchise Entertainment Super-Kiosks under the Company's name in the specified territory. Included in the $1,000,000 purchase price is the purchase of two Entertainment Super-Kiosks to be installed at Canadian shopping malls. The Company will receive certain royalty fees on sales by Entertainment Super-Kiosk units operated by this party and his sub-franchisees. The Company currently anticipates that the first two Canadian units will be open by June 30, 1997 (extended from December 31, 1996), and that eight additional Canadian units will be open by December 31, 1997 (extended from October 1, 1997). Of the $1,000,000 purchase price for the franchise rights, $700,000 is expected to be received and recorded as revenue prior to the opening of the first two units and upon the completion of certain training by the Company of employees of the franchisee and the balance is due upon delivery of the two Entertainment Super-Kiosks. The extensions were made in order to coordinate the Canadian franchise program with the Company's franchise program in the United States and to utilize similar training programs and systems in Canada as are being implemented in the United States.

RESULTS OF OPERATIONS

            THREE MONTHS ENDED SEPTEMBER 30, 1996 ("Q3-96") AND NINE MONTHS ENDED SEPTEMBER 30, 1996 ("Y3-96") AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995 ("Q3-95") AND NINE MONTHS ENDED SEPTEMBER 30, 1995 ("Y3-95"), RESPECTIVELY.

            The following table summarizes the revenues, cost of sales and gross profit attributable to each of the Company's divisions for Q3-96 and Q3-95 and Y3-96 and Y3-95, respectively:

                                INTELLECTUAL PROPERTY                 RETAIL
                      -----------------------------------------   -------------
                          BOOK
                        LICENSING      LICENSING    ILLUSTRATED    ENTERTAINMENT    TOTAL
                           AND          AND NEW        NOVEL          RETAIL
                        PACKAGING        MEDIA      PUBLISHING
                      -----------------------------------------   -------------  ----------
Q3-96
Net Revenues          $   435,651    $    16,466   $   229,861    $   987,460   $ 1,669,438
Cost of sales             264,620              0       291,240        536,629     1,092,489
                      -----------    -----------   -----------    -----------   -----------

Gross profit (loss)   $   171,031    $    16,466   $   (61,379)   $   450,831   $   576,949
                      ===========    ===========   ============   ===========   ===========
Q3-95
Net Revenues          $   150,125    $    49,911   $   562,062    $   432,018   $ 1,194,116
Cost of sales             (14,475)            --     1,037,276        293,955     1,316,756
                      -----------    -----------   -----------    -----------   -----------
Gross profit(loss)    $   164,600    $    49,911   $  (475,214)   $   138,063   $  (122,640)
                      ===========    ===========   ============   ===========   ===========
Y3-96
Net Revenues          $ 1,384,842    $   303,693   $ 1,032,348    $ 2,372,453   $ 5,093,336
Cost of sales             713,659         68,000     1,248,044      1,285,995     3,315,698
                      -----------    -----------   -----------    -----------   -----------

Gross profit (loss)   $   671,183    $   235,693   $  (215,696)   $ 1,086,458   $ 1,777,638
                      ===========    ===========   ============   ===========   ===========
Y3-95
Net Revenues          $   759,882    $   361,202   $ 2,269,962    $ 1,242,550   $ 4,633,596
Cost of sales             365,820             --     2,882,917        782,114     4,030,851
                      -----------    -----------   -----------    -----------   -----------
Gross profit (loss)   $   394,062    $   361,202   $  (612,955)   $   460,436   $   602,745
                      ===========    ===========   ===========    ===========   ===========

         NET REVENUES

         Revenues are generated through the Company's intellectual property activities, including publishing, book licensing and packaging, and licensing and new media, and through its entertainment retail activities, which consist of the operations of the Company's Entertainment Super-Kiosks. Net revenues for Q3-96 increased by 40%, or $475,322, to $1,669,438 from $1,194,116 for Q3-95.
The increase noted in Q3-96 over Q3-95 is primarily due to increases in book licensing and packaging and entertainment retail revenues offset by a decrease in illustrated novel publishing. The increase in revenues noted in Y3-96, as compared to Y3-95, is attributable to the continued growth in the Company's entertainment retail and book licensing and packaging divisions offset by the Company's planned reduction in comic books.

         GROSS PROFIT

         Overall Company gross profit increased by $699,589, to $576,949 for Q3-96 from ($122,640) in Q3-95. As a percentage of net revenues, gross profit increased to 35% in Q3-96 from (10%) in Q3-95. The Company's overall gross profit increased 195%, or $1,174,893, to $1,777,638 for Y3-96 from $602,745 in
Y3- 95. As a percentage of net revenues, gross profit increased to 35% in Y3-96 from 13% in Y3-95. The increase in gross profit is primarily due to increases in gross profit in the Company's book licensing and packaging and entertainment retail divisions.

         INTELLECTUAL PROPERTY

                  /bullet/ BOOK LICENSING AND PACKAGING

            NET REVENUES. Total net revenues from Tekno Books, which is 51% owned by the Company, increased 190%, or $285,526, to $435,651 for Q3-96 from $150,125 for Q3-95. In addition, net revenues increased 82%, or $624,960, to $1,384,842 for Y3-96 from $759,882 for Y3-95. Deferred revenues increased 96%, or $248,897, to $508,625 at September 30, 1996 from $259,728 at September 30,
1995. Tekno Books' net revenues consist of two sources of revenue (1) cash advances recognized as revenues upon the acceptance by publishers of books, and
(2) royalties on books licensed to and published by third-party publishers. Tekno Books generates significant cash flow from cash advances received upon the execution of publishing agreements with publishers for books to be published in the future. Such cash advances are only recognized as revenue when the books to which they relate are accepted by the publisher, resulting in a deferral of revenue recognition following receipt of the cash advance. Historically, virtually all books delivered by Tekno Books have been accepted. Additionally, Tekno Books has a library of books totaling approximately 860 titles which generate royalty payments to Tekno Books.

            GROSS PROFIT. Gross profit for Tekno Books increased by 4%, or $6,431, to $171,031 for Q3-96 from $164,600 for Q3-95 and by 70%, or $277,121, to $671,183 in Y3-96 from $394,062 for Y3-95. As a percentage of revenues from book licensing and packaging, gross profit amounted to 39% in Q3-96 as compared to 110% in Q3-95, and 48% in Y3-96 as compared to 52% in Y3-95.

                  /bullet/ LICENSING AND NEW MEDIA

         NET REVENUES. Net revenues from the licensing and new media divisions amounted to $303,693 for Y3-96 and $16,466 for Q3-96 as compared to $361,202 for Y3-95 and $49,911 for Q3-95, for a decrease of 16% and 67%, respectively; however, note that the payments called for under the licensing agreements (before royalties are taken into account) entered into during Y3-96 exceed such payments from all licensing agreements entered into during 1995. The decrease in recorded net revenues, therefore, primarily resulted from changes in the nature and timing of the licensing agreements entered into by the Company in Y3-96 (HarperCollins Publishing and Alliance Productions) as compared to the licensing agreements entered into by the Company in Y3-95 (Miramax Films and Warner Books). The Miramax Films 1995 Agreement called for an up-front payment of $250,000, which was paid and recognized equally over the last three quarters of 1995; the Warner Books 1995 agreement called for an advance of $200,000, with $100,000 paid upon signing of the agreement, of this amount $40,000 was recognized in the first quarter of 1996, and $20,000 was recognized in the second quarter of 1996; an additional $40,000 was paid and recognized in the second quarter of 1996 when the manuscript for the first of the two books covered by the Warner Books agreement was accepted. The HarperCollins 1996 agreement called for an advance of

$500,000 with $125,000 due and recognized upon signing. The Alliance Productions 1996 agreement called for an up-front payment of $25,000 which was paid and recognized in the first quarter of 1996. All of these licensing agreements call for additional royalties to be payable as earned at later dates.

         Revenue recognition for licensing agreements takes place as each of the Company's obligations under the various agreements are fulfilled, primarily in reference to the Company's delivery of manuscripts to Warner Books and to HarperCollins. Management does not anticipate any difficulty in making such deliveries.

         GROSS PROFIT. Licensing and new media gross profit percentage in Q3-96 is 100% which is unchanged as compared to Q3-95. Y3-96 gross profit percentage was 78% as compared to Y3-95 which was 100%. The decrease in gross profit percentage in Y3-96 is due to the additional costs that were accrued for writers' fees against the HarperCollins revenue recognized in the second quarter of 1996.

                  /bullet/ ILLUSTRATED NOVEL PUBLISHING

         The Company uses illustrated novels to introduce and develop its intellectual properties, including characters and storylines as a means to explore the potential of its intellectual properties for licensing them across all media, including film, television, books, multimedia software, toys, apparel and other merchandise. Cost of sales for the illustrated novel publishing division represents direct costs in intellectual property development, including character and storyline development, design, writing and illustration of publications, plus printing, shipping and distribution costs. The Company does not assign its intellectual properties any value for financial accounting purposes, and does not therefore reflect them as assets on its financial statements. Notwithstanding these accounting conventions, the Company believes that these intellectual properties carry substantial value, which, although not readily quantifiable, may be realized in potential future revenue streams through licensing and new media with no or minimal further development cost on the part of the Company.

         NET REVENUES. Net publishing revenues from the sale of illustrated novels and comic books published by the Company decreased by 59%, or $332,201, to $229,861 for Q3-96 from $562,062 for Q3-95 and by 55%, or $1,237,614, to
$1,032,348 for Y3-96 from $2,269,962 for Y3-95, reflecting the results primarily of a shift in the Company's strategy in two areas, as listed below. (To reflect this shift, the Company has changed the name of this division from Comic Book and Illustrated Novel Publishing to Illustrated Novel Publishing.)

         1) In preparation for expanding the Company's publishing business through the introduction of illustrated novels, which are longer in page length than comic books and have a higher cover price (generally ranging from $9.95 - $19.95) than comic books (generally $1.95 - $2.25), the Company began reducing the number of comic book titles in January of 1996. The Company believes that illustrated novels have a wider distribution potential to the bookstore market for the Company's titles than do comic books. Since most of the Company's titles in development feature best-selling authors' names as part of the titles, the Company believes that the vast number of their readers are more likely to look for their titles in traditional book stores and where books are generally sold than in comic book stores.

         2) In January of 1996, the Company began reducing the level of shipments of comic book titles to the newsstand market, which is a market that permits retailers to return unsold product, as compared to the same period in 1995. This was done to seek to enhance the sell-through percentage of comic books shipped. In Q3-96, all newsstand shipments of comic books were eliminated.

            While revenues in this division have declined due to the impact of the Company's shift in strategy as described above, the Company anticipates that the long-term results of these actions will be favorable once additional titles are published as illustrated novels and the full effects of its illustrated novel program are recognized. The Company's agreement with HarperCollins Publishing, a division of Rupert Murdoch's News Corporation, for a joint publishing program for hardcover books, paperback books, and illustrated novels, eliminates the Company's risk for returns in the newsstand and bookstore markets for entertainment properties covered by this agreement. HarperCollins, with its expertise in the bookstore and newsstand market, is handling all shipments of the illustrated novels covered under the agreement and thus carries all the risk of returns. In addition, all printing and distribution costs are borne by HarperCollins. The agreement also calls for advances to be paid by HarperCollins to the Company, which are expected to cover all or most of the Company's costs in producing the illustrated novels covered by the HarperCollins agreement, and the Company will receive royalties on sales if and when the royalties on sales exceed the advance payments. The Company is commencing delivery of illustrated novels to HarperCollins in the fourth quarter of 1996 and plans are for the illustrated novels to begin to be released in 1997.

                  GROSS PROFIT/LOSS. The illustrated novel publishing division gross loss decreased to ($61,379) for Q3-96 from ($475,214) in Q3-95, a decrease of 87%, and decreased to ($215,696) for Y3-96 from ($612,955) for Y3-95, a decrease of 65%. The decrease in gross loss was due to the Company's efforts to control costs, including the reduction of shipments to the newsstand market through the second quarter 1996 and the elimination of the Company making newsstand shipments in Q3-96 as described above. As also noted above, the Company has an agreement in place with HarperCollins for HarperCollins to handle newsstand and bookstore distribution of certain titles, pursuant to which HarperCollins will pay all printing and distribution costs, and the Company will not be at risk for returns.

                  RETAIL

                  /bullet/ ENTERTAINMENT RETAIL

                  NET REVENUES. The Company's entertainment retail division net revenues increased by 129%, or $555,442, to $987,460 for Q3-96 from $432,018 for Q3-95 and by 91%, or $1,129,903, to $2,372,453 for Y3-
            96 from $1,242,550 for Y3-95. Net revenues are derived from sales of entertainment products and merchandise, such as illustrated novels, comic books, T-shirts, toys, trading cards, models, electronic games, art, videos, and entertainment collectibles at the Company's Entertainment Super-Kiosks located in major malls in various parts of the U.S. The Company had 24 retail units in operation at September 30, 1996 as compared to 7 retail units at September 30, 1995. As a result, the increase in revenues was due in substantial part to an increase in the number of Entertainment Super-Kiosks in operation.

                  GROSS PROFIT. Gross profit for the entertainment retail
            division increased by 227%, or $312,768, to $450,831 for Q3-96 from $138,063 for Q3-95 and by 136%, or $626,022 to $1,086,458 for Y3-96
            from $460,436 for Y3-95. As a percentage of entertainment retail division revenues, gross profit increased to 46% for Q3-96, from 32% for Q3-95 and 46% in Y3-96 from 37% in Y3-95. The increase in gross profit was due in part to the procurement of preferred pricing of merchandise which was obtained by the Company's enhanced bargaining power in purchasing merchandise for resale due to the increased number of Company retail units, and the resulting greater volume of purchases, as well as a gradual evolution in the product mix to higher margin merchandise.

         OPERATING EXPENSES

         Total operating expenses consist of selling, general and administrative expenses, salaries and benefits and amortization of Goodwill and Intangibles. Total operating expenses decreased by 1%, or $65,924, to $6,143,887 for Y3-96 from $6,209,811 for Y3-95. As a percentage of net revenues, total operating expenses decreased to 121% in Y3-96 from 134% in Y3-95. The decrease from Y3-95 to Y3-96 reflects reductions in operating expenses in the illustrated novel publication division and corporate overhead offset by increases in salaries and benefits related to increases in the entertainment retail division due to the need to add overhead to support additional Entertainment Super-Kiosks. Total operating expenses increased by 27% or $483,738 to $2,271,525 for Q3-96 from $1,787,787 for Q3-95. This increase from Q3-95 to Q3-96 is primarily due to increases in rents and salaries related to the increased number of Entertainment Super-Kiosks. As a percentage of net revenues, total operating expenses decreased to 136% in Q3-96 from 150% in Q3-95. The decrease in operating expenses in Y3-96 from Y3-95 is a result of reductions in operating expenses in the illustrated novel publishing division as well as reductions in corporate overhead.

         OTHER (INCOME) EXPENSE

         Other (income) expense for Q3-96 was ($1,778) as compared to ($104,161) for Q3-95 and $99,358 for Y3-96 as compared to ($28,912) for Y3-95, representing increased interest expense due to the interest portion of increased capitalized leases and interest accrued on the $500,000, 8.5% convertible promissory note, which, as noted in the notes to the financial statements, was converted to equity during May 1996.

         NET LOSS

         Year-to-date net loss decreased by 18% or $1,010,593 to $4,711,246 for Y3-96 as compared to a net loss of $5,721,839 for Y3-95 and decreased by 7%, or $127,051, to $1,740,278 for Q3-96 from $1,867,329 for Q3-95. The decreased year-to-date net loss resulted from increased gross profit of the Company and decreased operating expenses as described above. Net loss per share for Y3-96 was $0.88 compared to $1.35 per share in Y3-95, for a decrease in net loss per share of 35%, and net loss per share for Q3-96 was $0.30 compared to $0.42 per share in Q3-95, for a decrease in net loss per share of 29%. The decrease in net loss per share in both Q3-96 from Q3-95 and Y3-96 from Y3-95 is attributable to both a decrease in net loss and an increase in the number of shares outstanding.

         NET WORTH

         Net worth increased by 82% or $1,693,507, to $3,761,984 at September 30, 1996 as compared to a net worth of $2,068,477 as of December 31, 1995. The increase in net worth is primarily due to the public offering of the Company's stock (completed April 29, 1996) offset by the current year-to-date loss.

LIQUIDITY AND CAPITAL RESOURCES

         On April 29, 1996, the Company completed a public offering of its common stock, raising approximately $4,873,465 in net proceeds as described below. At September 30, 1996, the Company had cash and cash equivalents of $861,229 and working capital of $643,642 compared to cash and cash equivalents of $603,376 and a working capital deficit of $588,376 at December 31, 1995. Net cash used in operating activities during Y3-96 was $5,262,428 primarily representing cash used to fund the Company's net loss. Net cash used in investing activities was $1,228,675 and $6,745,956 in cash was provided by financing activities for a total increase in cash and cash equivalents of $254,853. Net cash used in operating activities during Y3-95 was $4,624,577 and net cash provided by financing and investing activities was

$3,498,965 and $1,460,867, respectively. Cash provided from investing activities consisted of proceeds from the sale of short-term investments.

         In January 1996, the Company sold an 8.5% Promissory Convertible Note to an investor in a private transaction for $500,000. On May 15, 1996, the principal amount of the Note and interest accrued thereon was converted into 82,947 shares of the Company's common stock at a conversion rate of $6.25 per share.

         In November 1995, the Company entered into a Preferred Stock Purchase Agreement with Tekno Simon, LLC (an entity controlled by Melvin Simon, co-chairman of the Simon DeBartolo Group the largest mall manager/owner in the United States) to fund the construction of additional Entertainment Super-Kiosks through the sale of $2,000,000 of Series A Preferred Stock at $6.25 per share. As of September 30, 1996, the Company had sold 217,600 shares for $1,360,000 to Tekno Simon, LLC. No shares of Series A Preferred Stock will be sold pursuant to the Tekno Simon Stock Purchase Agreement for leases entered into after December 31, 1996. The parties are discussing an extension of this arrangement through March 30, 1997.

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

         On April 29, 1996, the Company completed a public offering of its common stock. The Company sold 1,000,000 shares of common stock at $6.00 per share for a gross amount of $6,000,000. After deducting expenses, including underwriting fees, filing fees, legal fees, accounting and other expenses, the Company realized net proceeds of approximately $4,873,465.

         Based on currently proposed plans and assumptions relating to its operations, the Company anticipates that its current capital resources, when combined with anticipated cash flows from operations, will be sufficient to satisfy the Company's contemplated working capital requirements for approximately the next nine months. If the Company's plans change or its assumptions change or prove to be inaccurate, the Company may be required to seek additional funds or curtail its operations. There can be no assurance that additional financing, if required, will be available to the Company, or if available, on terms favorable to the Company.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company held its annual meeting of shareholders on August 23, 1996 (the "Annual Meeting").


         (c) At the Annual Meeting , the shareholders voted on four matters: (1) the election of nine (9) directors; (2) the approval of an amendment to the Company's Articles of Incorporation to increase the number of shares of authorized Common Stock from 11,000,000 to 25,000,000; (3) the approval of an amendment to the Company's 1993 Stock Option Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from an aggregate of 350,000 shares to an aggregate of 1,000,000 shares; and (4) the ratification of Arthur Andersen LLP as the Company's independent auditors. The shareholders elected all members of the Board of Directors in an uncontested election, approved the amendment to the Company's Articles of Incorporation, approved the amendment to the Company's 1993 Stock Option Plan, and ratified the appointment of Arthur Anderson LLP as the Company's independent auditors, by the following votes:




                                                                       AGAINST/             BROKER
1. ELECTION OF DIRECTORS                                    FOR        WITHHELD    ABSTAIN  NONVOTES
------------------------                                 ---------     --------    -------  --------
   Mitchell Rubenstein                                   5,691,745      32,300        -         -
   Laurie S. Silvers                                     5,691,745      32,300        -         -
   Dr. Martin H. Greenberg                               5,691,745      32,300        -         -
   Harry T. Hoffman                                      5,691,745      32,300        -         -
   Dr. Lawrence Gould                                    5,691,745      32,300        -         -
   Jules L. Plangere, Jr                                 5,691,745      32,300        -         -
   E. Donald Lass                                        5,691,745      32,300        -         -
   Deborah J. Simon                                      5,691,145      32,900        -         -
   John W. Waller, III                                   5,691,745      32,300        -         -

                                                                                               BROKER
                                                             FOR       AGAINST     ABSTAIN    NONVOTES
                                                         ---------    --------     -------    --------
2. AMENDMENT TO ARTICLES OF INCORPORATION:               5,621,253     70,742      10,050      22,000
-----------------------------------------

3. AMENDMENT TO 1993 STOCK OPTION PLAN:                  3,874,170    482,583      21,850   1,345,442
-----------------------------------------

4. RATIFICATION OF INDEPENDENT AUDITORS:                 5,713,145      7,800      3,100           -
-----------------------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits Exhibit 27 - Financial Data Schedule (SEC use only).

         (b) Reports on Form 8-K. The Company filed a Report on Form 8-K on September 4, 1996 regarding the adoption of a Shareholder Rights Plan by the Company.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BIG ENTERTAINMENT, INC.


Date: November 19, 1996          By:   /s/ Mitchell Rubenstein
                                       Chairman of the Board and Chief
                                       Executive Officer (Principal Executive
                                       Officer and Principal Financial and
                                       Accounting Officer)