Form 10KSB
period 1996-12-31
BIG ENTERTAINMENT INC
filed 1997-03-31
CIK 912544

FORM 10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to
                                       ------------  ------------

                           Commission File No. 0-22908
                                              ---------

                             BIG ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)

                 FLORIDA                               65-0385686
      -------------------------------              --------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organizatiion              (Identification No.)

      2255 GLADES ROAD, SUITE 237 WEST
           BOCA RATON, FLORIDA                             33431
   ---------------------------------------         --------------------
   (Address of principal executive offices)             (Zip Code)

                                 (561) 998-8000
                           ---------------------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]
NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $7,611,113

The aggregate market value of the issuer's Common Stock, $.01 par value, held by non-affiliates on March 21, 1997, based on the last sale price of the Common Stock as reported by Nasdaq, was: $19,222,083.

As of March 21, 1997, there were 6,095,601 shares of the issuer's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                             BIG ENTERTAINMENT, INC.
                                   FORM 10-KSB
                               FOR THE YEAR ENDED
                                DECEMBER 31, 1996

                                TABLE OF CONTENTS



                                     PART I

Item 1.  Description of Business............................................. 3

Item 2.  Description of Property............................................ 17

Item 3.  Legal Proceedings.................................................. 17

Item 4.  Submission of Matters to a Vote of Securityholders................. 18

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............19

Item 6.  Management's Discussion and Analysis or Plan of Operation...........20

Item 7.  Financial Statements................................................27

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................49

                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................50

Item 10. Executive Compensation..............................................55

Item 11. Security Ownership of Certain Beneficial Owners and Management......59

Item 12. Certain Relationships and Related Transactions......................61

Item 13. Exhibits and Reports on Form 8-K....................................64

                           FORWARD-LOOKING STATEMENTS

         Big Entertainment, Inc. (the "Company" or "Big Entertainment") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited operating history and prior operating losses and accumulated deficit, its dependence on its relationship with its authors, its reliance on management, and its ability to compete in the entertainment, publishing and retail industries. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Big Entertainment is a diversified entertainment company, which owns exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities, including, for example, Tom Clancy, Leonard Nimoy, Gene Roddenberry, Mickey Spillane, Arthur C. Clarke, John Jakes, Anne McCaffrey, Margaret Weis and Isaac Asimov. The Company uses illustrated novels to introduce and develop new characters and concepts (collectively, its "intellectual property") in the marketplace and then the Company seeks to license these properties across all media, including films and television, and in books, multimedia software, toys and other merchandise. The Company acquires the rights to its intellectual properties pursuant to agreements that grant it, on an exclusive basis, all rights in the intellectual property itself (including, but not limited to, the right to license the intellectual property for films, television, books, multimedia software, toys and other merchandise) as well as the right to use the creator's name in the title of the intellectual property.

         The Company's intellectual properties include, among others: TOM CLANCY'S NETFORCE; LEONARD NIMOY'S PRIMORTALS; ARTHUR C. CLARKE'S CRIOSPHINX; GENE RODDENBERRY'S XANDER IN LOST UNIVERSE; ISSAC ASIMOV'S I/bullet/OBOTS; MICKEY SPILLANE'S MIKE DANGER; JOHN JAKES' MULLKON EMPIRE; ANNE MCCAFFREY'S
ACORNA: THE UNICORN GIRL; ANNE MCCAFFREY'S SARABAND; MARGARET WEIS' TESTAMENT OF THE DRAGON; TED WILLIAMS' MIRROR WORLD; NEIL GAIMAN'S MR. HERO -- THE NEWMATIC MAN; NEIL GAIMAN'S TEKNOPHAGE; NEIL GAIMAN'S LADY JUSTICE; NEIL GAIMAN'S WHEEL OF WORLDS; and CATHY CASH SPELLMAN'S MILLENNIUM. Certain of the Company's intellectual properties are owned by a joint venture known as NetCo Partners ("NetCo Partners"), owned 50% by the Company and 50% by C.P. Group, Inc. ("C.P. Group"), in which Tom Clancy is a substantial shareholder. See "--NetCo Partners," below. The Company is continually negotiating with other best-selling authors to create and develop additional intellectual properties for the Company and/or NetCo Partners to license for use in various media and merchandise.

         A number of the Company's and/or NetCo Partners' intellectual properties have been licensed for use in books, feature films, television series and merchandise by various licensees, including The ABC Television Network, a division of The Walt Disney Company, for development of a television mini-series based on TOM CLANCY'S NETFORCE; Warner Books (a division of Time-Warner, Inc.) for hardcover and paperback book publishing rights; Playmates Toys, Inc. for a line of toys; HarperCollins (a division of Rupert Murdoch's News Corporation) for hardcover and paperback book publishing rights; Alliance Productions, Ltd., a division of Alliance Communications Corporation, the largest Canadian entertainment company, for television rights; Sierra On-Line, a publisher of interactive entertainment, productivity and educational software, for CD-ROM rights; and Miramax Films (a division of The Walt Disney Company) for feature film and television rights. The licensing agreements generally provide for the payment by the licensee of advances to the Company or NetCo Partners, as the case may be, as well as royalty payments based on sales after the advance has been earned out. The Company and NetCo Partners are actively negotiating additional licensing opportunities for their intellectual properties.

         The Company has four operating divisions: the publishing division, the licensing division, the book licensing and packaging division and the entertainment retail division. The publishing and licensing divisions are the primary means by which the Company utilizes its intellectual properties, the publishing division by focusing on development of the Company's intellectual properties through the publication of illustrated novels, and the licensing division, by focusing on licensing the Company's intellectual properties for books, feature films, television series, toys and merchandise, and interactive multimedia products. The Company's book licensing and packaging division focuses on developing and executing book projects, typically with bestselling authors. The entertainment retail division focuses on developing, operating and franchising the Company's in-line retail stores and retail kiosks known as "Entertainment Super/bullet/Kiosks." The Company has recently entered into an agreement with The ABC Television Network, a division of The Walt Disney Company ("ABC"), for the use of ABC programming in the Entertainment Super/bullet/Kiosks in exchange for promotional and advertising spots for the Entertainment Super/bullet/Kiosks on ABC affiliate television stations.

         To support the development and growth of the Company's business, the Company has entered into certain capital-raising transactions with strategic investors, such as a long-term relationship established with the Simon-DeBartolo Group, the largest U.S. shopping mall developer. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources" under Item 6 of Part II of this Form 10-KSB.

INTELLECTUAL PROPERTIES

         The Company's characters and other intellectual properties have been developed pursuant to agreements with best-selling authors and media celebrities, which agreements generally grant the Company all rights (including all media rights) to the original intellectual property (which includes one or more characters). The Company currently uses illustrated novels to introduce and develop the intellectual properties. The Company actively seeks to license the intellectual properties to third parties for use in various media. The Company is generally obligated to pay the authors or celebrities royalties based on its sales of illustrated novels utilizing the intellectual properties, and additional fees based on amounts received by the Company from the licensing to third parties of the rights to produce other products featuring the intellectual properties. The Company seeks when possible to license its intellectual properties on terms that provide to the Company advance payments against royalties to be earned and that minimize the Company's additional development costs going forward.

         The Company's current intellectual properties, which are owned either directly by the Company or through NetCo Partners, include:

         /bullet/ LEONARD NIMOY'S PRIMORTALS: Inspired by his research at the SETI (Search for Extraterrestrial Intelligence) Program, the story by Leonard Nimoy, actor, director and author (best known for his role as "Spock" on STAR TREK), is about primordial creatures, some benign and some deadly, abducted from Earth eons ago by space aliens, who are now coming home to Earth.

         /bullet/ TOM CLANCY'S NETFORCE: A narrative set in the year 2010 involving the policing of computer systems and the establishment of NETFORCE, an elite enforcement division of the FBI whose specialty is crimes on the world-wide Internet. The property is being developed for NetCo Partners by Tom Clancy (the best-selling author of geopolitical thrillers, including THE HUNT FOR RED OCTOBER, PATRIOT GAMES, CLEAR AND PRESENT DANGER and EXECUTIVE ORDERS) in collaboration with Steve Pieczenik, who previously collaborated with Mr. Clancy in the creation of the best-selling TOM CLANCY'S OP-CENTER series of novels.

         /bullet/ GENE RODDENBERRY'S XANDER IN LOST UNIVERSE: A space adventure, based on a concept created by the late creator of STAR TREK, featuring Xander, a cyborg clone who has been endowed with the secrets of the Lost Universe. Pursuing him is Lady Sensua, an evil being of immense power who wants those secrets, even if she must tear Xander apart to get them.

         /bullet/ ISAAC ASIMOV'S I/bullet/BOTS: A tale of seven android superheroes, based on a concept created by the late Isaac Asimov (author of more than 400 science and science fiction books and widely regarded as the dean of 20th Century science fiction writers).

         /bullet/ MICKEY SPILLANE'S MIKE DANGER: When Mike Danger, hard-boiled private eye of the 1950s, wakes up in the year 2045, the peace-loving citizens of the future are given a violent history lesson in 20th Century crime fighting. The story is based on a concept created by Mickey Spillane, a prolific best-selling mystery writer whose private eye character "Mike Hammer" has been featured in comic strips, movies and television series.

         /bullet/ JOHN JAKES' MULLKON EMPIRE: A dynastic, Borgia-like family has built an interstellar financial empire on the galactic garbage business. The property was developed by the author John Jakes, whose novels NORTH AND SOUTH, LOVE AND WAR, HEAVEN AND HELL and THE KENT FAMILY CHRONICLES have all been on The New York Times' best-sellers lists

         (Mr. Jakes is the first author to have had three titles appear simultaneously on the best sellers lists) and have been made into successful television mini-series.

         /bullet/ TAD WILLIAMS' MIRROR WORLD: The story follows mirror-like windows that appear outside New York, Los Angeles, London, Tokyo and other major cities around the world, opening passages to a new and dangerous universe. Mr. Williams is the author of best-selling novels including the MEMORY, SORROW AND THORN trilogy, CALIBAN'S HOUR and TAILCHASER'S SONG.

         /bullet/ ANNE MCCAFFREY'S ACORNA: UNICORN GIRL: This tale unfolds when a pod is found in deep space. From it emerges Acorna, part human, part mythical creature, who is traveling the cosmos in search of her origins. Ms. McCaffrey is the author of New York Times best-selling fantasy novels, including THE DRAGON RIDERS OF PERN series.

         /bullet/ MARGARET WEIS' TESTAMENT OF THE DRAGON: A dragon-possessed, immortal human, seeks to track and destroy the evil dragon who controls him. Ms. Weis is a New York Times best-selling author of numerous sword and sorcery novels and has developed many popular role-playing games.

         /bullet/ ARTHUR C. CLARKE'S CRIOSPHINX: Developed by Arthur C. Clarke, the author of 2001: A SPACE ODYSSEY, about the revival of Alexander the Great in the 21st Century.

         /bullet/ NEIL GAIMAN'S MR. HERO -- THE NEWMATIC MAN: A whimsical tale of a steam-powered, Victorian robot reactivated in modern Los Angeles by a young street pantomime named Jenny. Mr. Gaiman is writer and co-creator of the SANDMAN comic book series, which has been called the "best monthly comic book in the world" by The Los Angeles Times and which is being developed by Warner Bros. as a feature film. Mr. Gaiman has also been voted the number one comic writer for the last three years in COMIC BUYERS GUIDE reader polls.

         /bullet/ NEIL GAIMAN'S TEKNOPHAGE: A character spin-off from MR. HERO exploring the world and character of the sinister TeknoPhage, a dinosaur-like C.E.O. who lives in a terrifying outerworld and manipulates the lives of others.

         /bullet/ NEIL GAIMAN'S LADY JUSTICE: When the scales of justice are unbalanced, the Lady Justice entity possesses a wronged woman to serve her cause, infusing the host body with great power. The woman must seek justice until she finds victory or death.

         /bullet/ NEIL GAIMAN'S WHEEL OF WORLDS: Interweaving the stories of several of Gaiman's characters, this story also introduces Lady Justice, a complex and powerful entity who seeks justice for the wrongdoings of others by empowering unsuspecting women.

         /bullet/ CATHY CASH SPELLMAN'S MILLENNIUM (working title): In the year 2018, the world as we know it has ceased to exist, leveled by nuclear and environmental disasters. The United States has splintered, torn into bits by advancing oceans and earthquakes. In the tattered remnants of the former city of New York, the survivors of the disasters cope with a strange new world containing mutants, robots, and extraterrestrials.

         The Company is continually in negotiations with best-selling authors to create additional concepts and characters.

PUBLISHING DIVISION

         GENERAL. Big Entertainment's publishing division focuses on introducing and developing the Company's intellectual properties to explore their potential for licensing, through the publication and distribution of illustrated novels. During 1996, the Company began reducing its comic book titles, which had previously been a format also utilized by the Company to introduce and develop its intellectual properties, and exited comic book publishing in the first quarter of 1997. The Company's illustrated novels generally tell a story in one issue, are targeted at a more sophisticated audience than typical comic book readers and are generally sold by traditional book retailers. The Company believes that its illustrated novels have a wider distribution potential for its titles, longer shelf lives and higher initial retail prices as compared to comic books. Retail cover prices of the Company's illustrated novels generally range from $9.95 to $19.95.

         The Company's philosophy is to produce high-quality publications utilizing state-of-the-art graphics and publishing techniques. Big Entertainment's illustrated novels are generally targeted primarily to young adults and adult readers of all ages.

         PRODUCTION. Generally, the production of an illustrated novel begins with the development of a story line, conceived between six months and 12 months in advance of the publication date. The story line serves as a guide for writers, who develop the characters' actions and motivations into a plot and who write the accompanying text. After the plot has been developed, an artist translates the key elements of the story into appropriate graphics and other pictorial depictions of the story's events, and collaborates with the writer in the development of the accompanying text. The Company generally utilizes freelance writers, whereas most of the graphics are prepared by the Company's in-house art department. Editing is handled through the Company's book licensing and packaging division, Tekno Books (see "Book Licensing and Packaging Division," below). To date, the Company has not encountered any difficulty in obtaining the services of the writers, artists and other personnel or entities necessary to produce its illustrated novels and does not anticipate encountering any such difficulty in the future.

         PRINTING AND DISTRIBUTION. In November 1996, the Company entered into an agreement with HarperCollins Publishers, Inc., a division of Rupert Murdoch's News Corporation ("HarperCollins"), granting to HarperCollins certain rights to publish, reproduce and distribute initially four of the Company's titles in illustrated novel and hardcover and paperback book form (the "HarperCollins Agreement"). Under the HarperCollins Agreement, HarperCollins has assumed all responsibility for the printing and distribution of the covered titles. HarperCollins has agreed to pay to the Company advances against royalties to be earned, which advances the Company currently believes will cover its development costs for the related title. Further, the HarperCollins Agreement will enable the Company to significantly reduce its expenses after initial development of the titles and will eliminate the Company's risk of return of unsold illustrated novels or books. As of the date hereof, the Company has delivered several manuscripts or completed books to HarperCollins, which are proceeding toward the printing stage. The Company believes that alternative printing sources are available if required, however.

         In addition to the Company's agreement with HarperCollins, U.S. and international distribution of the Company's illustrated novels, books and other products is also handled by the Company's licensees or joint venturers, such as Warner Books and Sierra On-Line (see "Licensing Division," below).

         MARKETING. The Company has received extensive media coverage and has been featured nationally on television programs (Good Morning America, Entertainment Tonight, E! Entertainment Television, CNN's Showbiz Today, and the Sci-Fi Channel) and in magazines (TV Guide, Rolling Stone, Mondo, Wizard, Variety, Hollywood Reporter and Advertising Age) and newspapers (including The New York Times, The Los Angeles Times, The San Francisco Chronicle and The Chicago Sun Times). Marketing is also handled by the Company's licensees and joint venturers, pursuant to their agreements with the Company.

LICENSING DIVISION

         Big Entertainment's licensing division seeks to exploit the Company's intellectual properties by licensing them for feature films, television series, books and other merchandise such as apparel, toys, trading cards, posters and similar items. The Company is represented in its efforts to secure book licenses with publishers by the William Morris Agency.

         In particular, the Company believes that successful feature films and/or television series will significantly enhance the value of its intellectual property that is the basis for such feature film and/or television series, resulting in increased licensing and merchandising revenues.

         In December 1996, NetCo Partners (see "NetCo Partners," below), reached an agreement with ABC, a division of The Walt Disney Company, to develop and license a television mini-series based on TOM CLANCY'S NETFORCE. The agreement provides for a license fee paid to NetCo Partners of $8,000,000 for such mini-series, plus other specified rights fees and profit participation for NetCo Partners. All of such fees and profit participation are to be split equally between the Company and C.P. Group, both of which are 50% partners of NetCo Partners. In the event that NetCo Partners and ABC do not reach agreement as to the teleplay for the mini-series, the agreement provides for the payment of $1.6 million to NetCo Partners. The mini-series based on TOM CLANCY'S NETFORCE is currently scheduled to air for four hours over two nights during the sweeps period in May 1998.

         NetCo Partners has recently received proposals from three major book publishers to license TOM CLANCY'S NETFORCE for publication as a series of young adult and adult novels. NetCo Partners is considering such proposals, which provide for the payment of license fees to NetCo Partners.

         In September 1996, NetCo Partners entered into an agreement with Playmates Toys, Inc. ("Playmates Toys") to develop, manufacture and market a line of toys based on the TOM CLANCY'S NETFORCE. Playmates Toys, which specializes in boys' action figures, is currently the master toy licensee of STAR TREK(TM) and TEENAGE MUTANT NINJA TURTLES(TM). The agreement with Playmates Toys provides for the payment to NetCo Partners of a $1,000,000 advance against royalties to be earned by NetCo Partners under the agreement.

         In February 1996, the Company entered into an agreement (the "Alliance Agreement") with Alliance Productions, Ltd. ("Alliance"), a division of Alliance Communications Corporation, the largest Canadian entertainment company. Pursuant to the Alliance Agreement, Alliance acquired an option for the rights to develop JOHN JAKES' MULLKON EMPIRE as a television series to be aired both in the U.S. and internationally. This option is for an 18-month period, which, for certain additional consideration, may be extended by Alliance for an additional 12 months. In accordance with the Alliance Agreement, Alliance has hired a writer to write a treatment for a two-hour script or a one-hour pilot script. The Alliance Agreement also provides Alliance with 30-day first negotiation rights with respect to motion pictures and CD-ROM licensing of JOHN JAKES' MULLKON EMPIRE, and, under certain circumstances, to a limited extent and for a limited duration, Alliance will be able to share in licensing and merchandising revenues from the property.

         Under the Alliance Agreement, Big Entertainment will receive specified fees for each hour of any series developed, including the pilot, as well as a percentage of any revenues Alliance receives with respect to the property. The Alliance Agreement provides that the rights licensed to Alliance upon exercise of its option will revert to Big Entertainment in three years, with certain exceptions, or seven years, without exception, should Alliance fail to develop the intellectual property in accordance with the terms of the Alliance Agreement.

         In April 1995, the Company entered into an agreement (the "Warner Agreement"), pursuant to which Warner Books licensed from the Company the North American rights to publish hardcover and paperback books based on LEONARD NIMOY'S PRIMORTALS and GENE RODDENBERRY'S XANDER IN LOST UNIVERSE. As of the date hereof, the first book under the Warner

Agreement, LEONARD NIMOY'S PRIMORTALS, is scheduled to be published in April 1997 and the second book has been delivered pending acceptance for publication. Pursuant to the Warner Agreement, the Company has received an advance upon delivery of the LEONARD NIMOY'S PRIMORTALS manuscript and will also receive royalties from the sale of books following publication. The Warner Agreement also provides that the Company must submit exclusively to Warner Books reasonably detailed proposals for the next books based upon each of the LEONARD NIMOY'S PRIMORTALS and GENE RODDENBERRY'S XANDER IN LOST UNIVERSE titles. Warner Books then has 30 days to exercise an option to publish the books, in which case the parties will negotiate the amounts to be paid the Company in good faith. After such time, the Company may submit the proposals to other publishers.

         The Warner Agreement provides that within 18 months from the date each manuscript is accepted, Warner Books is required to publish the manuscript, first in hardcover and then in paperback. Should Warner Books fail to progress according to the schedule, the Company may terminate the Warner Agreement and retain the advance payments received from Warner Books.

         In April 1995, the Company entered into an agreement (the "Miramax Agreement"), pursuant to which Miramax Films (a division of The Walt Disney Company) acquired the rights to MICKEY SPILLANE'S MIKE DANGER, NEIL GAIMAN'S MR. HERO and GENE RODDENBERRY'S XANDER IN LOST UNIVERSE for feature film and television (with certain ancillary rights) productions. In connection with the Miramax Agreement, the Company received non-refundable payments of $250,000 during 1995. The Company is to also receive an ongoing 50% profit participation (without overhead deductions by Miramax Films) in feature films and/or television series made under the Miramax Agreement with no financial obligation on the part of the Company. The Miramax Agreement provides that Miramax Films will develop the aforementioned properties pursuant to a specified schedule. Miramax has designated MICKEY SPILLANE'S MIKE DANGER as the first property to be developed. By further agreement between the Company and Miramax Films, Miramax Films has determined to also develop, in conjunction with its book division, Miramax Books, and through The Walt Disney Company's publishing division, Hyperion Books, a full-length novel based on MICKEY SPILLANE'S MIKE DANGER. Miramax Films has contracted directly with Mickey Spillane to author such novel, for which he has submitted a manuscript. It is expected that the MICKEY SPILLANE'S MIKE DANGER film will be based on such novel. Publication of the novel will entitle the Company, under the Miramax Agreement, to receive 50% of the net profits from book sales. The negotiations related to the novel have resulted in delays in the film production. Subject to certain exceptions, failure to meet the progress to production schedule set forth in the Miramax Agreement results in Miramax Films relinquishing its rights to the Company's properties. The Company believes that Miramax Films has not met the development and progress to production schedule for MICKEY SPILLANE'S MIKE DANGER. The Company is in the process of reviewing its options under the Miramax Agreement, which may include a reversion to the Company of the above-described film rights. The Company has received expressions of interest in these rights from third parties. Accordingly, the Company currently believes that if it determines to revoke the rights, it will be able to re-license them to another studio or production company.

         The Company entered into a joint CD-ROM publishing venture with Sierra On-Line ("Sierra") in September 1996. Pursuant to this venture, the Company will receive 25% of Sierra's gross sales revenues from the CD-ROMs published, less its related manufacturing and marketing costs (which costs are estimated to total approximately $2.50 per disc as compared to an estimated retail price of approximately $19.95 per disc). As the markets for multimedia and interactive entertainment products and services continue to grow, the Company has begun active development of its proprietary characters and concepts for interactive multimedia products. The Company believes that new media represents a significant source of opportunity in both on-line or networked and PC or video game formats. The Company is actively pursuing participation in this market through its licensing operations.

         Merchandising of character-related products such as the Playmates Toys line of toys is conducted principally through the grant of licenses to independent third parties who would manufacture their own products incorporating the Company's or NetCo Partners' characters and distribute such products through their normal distribution channels as well as in specialty stores. Generally, these licenses are expected to provide payment of royalties to the Company based on specified percentages of the sales of licensed products. To date, products featuring the Company's intellectual properties have included T-shirts, caps, trading cards, posters, buttons and telephone calling cards. These products have been sold through independent distributors and by the Company at its retail outlets.

NETCO PARTNERS

         In June 1995, the Company and C.P. Group, a company in which Tom Clancy is a substantial shareholder, entered into an agreement to form NetCo Partners (the "NetCo Joint Venture Agreement"). NetCo Partners, which is engaged in the publishing and licensing of entertainment properties, including TOM CLANCY'S NETFORCE, has to date entered into various licensing agreements. See "Licensing Division," above.

         The Company and C.P. Group are each 50% partners in NetCo Partners. C.P. Group contributed to NetCo Partners all rights to TOM CLANCY'S NETFORCE, and the Company contributed to NetCo Partners all rights to TAD WILLIAMS' MIRRORWORLD and all its rights to ARTHUR C.

CLARKE'S CRIOSPHINX, NEIL GAIMAN'S LIFERS, and ANNE MCCAFFREY'S SARABAND. Although pursuant to the NetCo Joint Venture Agreement the Company is not obligated to contribute any additional properties to NetCo Partners, the Company and C.P. Group are working together to obtain rights from third parties to additional entertainment properties for the NetCo Partners joint venture. For example, the Company and C.P. Group jointly negotiated a contract with author Cathy Cash Spellman to granting to NetCo Partners all rights to CATHY CASH SPELLMAN'S MILLENNIUM.

         Pursuant to the terms of the NetCo Partners Joint Venture Agreement, the Company is responsible for developing, producing, manufacturing, advertising, promoting, marketing and distributing NetCo Partners' illustrated novels and related products and for advancing all costs incurred in connection therewith. All amounts advanced by the Company to fund NetCo Partners' operations are treated as capital contributions of the Company and the Company is entitled to a return of such capital contributions before distributions of cash flow are split equally between the Company and C.P. Group. The NetCo Joint Venture Agreement provides for an initial term (the "Development Term") of five years, during which the partners will jointly develop the contributed properties. The Development Term may be extended by the mutual consent of the partners and shall terminate upon 30 days' notice to the Company by C.P. Group should Mitchell Rubenstein cease to be the Chief Executive Officer of the Company and Laurie S. Silvers cease to be the President of the Company. At the end of the Development Term, any undeveloped properties (other than TOM CLANCY'S NETFORCE) are to be returned to their respective contributing partners and any properties in development or already developed will remain properties of the joint venture, which will continue until its bankruptcy, dissolution or the sale of all or substantially all of its assets.

BOOK LICENSING AND PACKAGING DIVISION

         Big Entertainment's 51%-owned book licensing and packaging division, Tekno Books, is a leading book packager of fiction and non-fiction, with approximately 890 books published to date and in its library (approximately 172 published since the fourth quarter of 1994, when the Company acquired its interest in Tekno Books) and approximately another 150 under contract that are forthcoming. In addition to providing access to the Company of a number of best-selling authors, Tekno Books creates book projects by developing concepts, negotiating publishing agreements and executing substantially all aspects of the book projects. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Mary Higgins Clark, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Ruykeyser and Willard Scott. These books have been published with more than 30 publishers (including HarperCollins, Doubleday, Random House, Simon & Schuster, Viking Penguin and Warner Books), translated into 28 languages, and selected by 17 different book clubs. Tekno Books is also a leading producer of novels and anthologies in the science fiction, fantasy, mystery, horror and Western genres. During 1996, some of the books completed by Tekno Books include DAVID COPPERFIELD'S BEYOND IMAGINATION; GUILTY AS CHARGED, edited by Scott Turow; HOLMES FOR THE HOLIDAYS, done under license from Dame Jean Conan Doyle; MURDER, THEY WROTE, done under license from Universal Publishing; and 10 volumes in the NEW LIBRARY OF THE UNIVERSE, by Isaac Asimov.

         The Chief Executive Officer of Tekno Books is Dr. Martin H. Greenberg, who is also a director of the Company and owns a 49% interest in Tekno Books. See "Certain Relationships and Related Transactions -- Tekno Books" under Item 12 of Part III of this Form 10-KSB. Dr. Greenberg is the editor or author of more than 600 books in various genre, including science fiction, fantasy, mystery and adventure, and is widely regarded as the leading anthologist in trade publishing. Dr. Greenberg also was the 1995 recipient of the Ellery Queen Award, presented by the Mystery Writers of America for Lifetime Achievement.

         Since the acquisition of Tekno Books by the Company, the book licensing and packaging division has contributed significantly to the Company's net revenues and gross profits. The Company anticipates that Tekno Books' revenues, which are derived primarily from cash advances from publishers paid upon the acceptance of manuscripts and royalties from licensing such books, will continue to grow during 1997. See "Management's Discussion and Analysis or Plan of Operation -- Results of Operations" under Item 6 of Part II of this Form 10-KSB. This division is also an excellent source for referring authors to the Company for the development of entertainment properties.

         Tekno Books also owns a 50% interest in Mystery Scene Magazine, a trade journal of the mystery genre of which Dr. Greenberg is co-publisher. During 1995, the Company directly acquired an additional 25% interest in the magazine. The Company plans to further develop this property in other media, including offering a Mystery Scene Magazine forum through an on-line service.

ENTERTAINMENT RETAIL DIVISION

         GENERAL. The Company's entertainment retail division is seeking to establish a national chain of Entertainment Super/bullet/Kiosks to sell a variety of entertainment products and merchandise, including T-shirts (such as STAR WARS (TM) t-shirts), hats (such as X-FILES(TM)hats), action figures (such as BATMAN(TM)action figures) and related items, CD-ROMS, trading cards, videos, comic books, collectible art, and other entertainment merchandise. Entertainment Super/bullet/Kiosks feature an innovative futuristic design intended to create an exciting shopping environment that encourages browsing and impulse purchases. The Company's Entertainment Super/bullet/Kiosks feature an overhead band of video monitors, which display movie trailers and promotional spots. See "-- ABC Programming Agreement," below. Big Entertainment believes that its innovative state-of-the-art Entertainment Super/bullet/Kiosks designs and merchandise displays play an important role in creating name recognition for the Company's retail operations.

         ENTERTAINMENT SUPER/bullet/KIOSK LOCATIONS AND SITE SELECTION. The Company currently operates 27 Entertainment Super/bullet/Kiosks and one in-line store. The following sets forth information with respect to the Company's existing retail outlets:

                       LOCATION                               DATE OPENED
                       --------                               -----------

   The Mall of The Americas, Bloomington, Minnesota(1)        September 1994
   Tyrone Square, St. Petersburg, Florida                     October 1994
   The Florida Mall, Orlando, Florida                         October 1994
   Altamonte Mall, Altamonte Springs (Orlando), Florida       October 1994
   Lynnhaven Mall, Virginia Beach, Virginia                   October 1994
   Miami International Mall, Miami, Florida                   November 1994
   Sawgrass Mills, Sunrise, Florida                           November 1994
   North Point Mall, Alpharetta (Atlanta), Georgia            October 1995
   St. Charles Towne Center, Waldorf, Maryland                October 1995

                       LOCATION                               DATE OPENED
                       --------                               -----------

   Lakeline Mall, Cedar Park, Texas                           November 1995
   Barton Creek Square, Austin, Texas                         November 1995
   Windsor Park Mall, San Antonio, Texas                      November 1995
   North East Mall, Hurst, Texas                              November 1995
   Newport Centre Mall, Jersey City, New Jersey               November 1995
   Pembroke Lakes Mall, Pembroke Pines, Florida               November 1995
   Charleston Town Center, Charleston, West Virginia          May 1996
   Tower Shops at Stratosphere, Las Vegas, Nevada             May 1996
   Gwinnett Place Mall, Duluth (Atlanta), Georgia             July 1996
   Town Center at Cobb, Kennesaw (Atlanta), Georgia           July 1996
   Crossgates Mall, Albany, New York                          June 1996
   Holyoke Mall at Ingleside, Holyoke (Springfield),
     Massachusetts                                            June 1996
   Greenwood Park Mall, Greenwood Park
     (Indianapolis), Indiana                                  August 1996
   Tippecanoe Mall, Lafayette, Indiana                        August 1996
   Orange Park Mall, Orange Park, Florida                     August 1996
   West Oaks Mall, Ocoee, Florida                             October 1996
   Ontario Mills Mall, Ontario, Canada                        November 1996
   Volusia Mall, Daytona Beach, Florida                       November 1996
   Coral Square Mall, Coral Springs, Florida                  November 1996


(1)      In-line retail store

         The Company currently plans to open approximately 10 additional Entertainment Super/bullet/Kiosks and five in-line retail stores during 1997.

         Big Entertainment's strategy for opening its Entertainment Super/bullet/Kiosks is to seek prime locations in regional and major shopping malls in geographic areas determined by management as having desirable demographic characteristics. While the Company expects most of its future outlets to be Entertainment Super/bullet/Kiosks, the Company may also open additional traditional stores within shopping malls and in other locations. Development of the Company's retail outlets has been and is expected to continue to be accomplished through relationships established with major mall developers, including the Simon-DeBartolo Group, one of the largest U.S. mall developers. See "-- Financing Transactions," below.

         ABC PROGRAMMING AGREEMENT. In March 1997, the Company entered into an exclusive programming agreement with ABC, a division of The Walt Disney Company. Under this programming agreement, the Company will run two times each hour on the video monitors at each of its Entertainment Super/bullet/Kiosks a 12-minute programming segment provided by ABC and its local affiliate television stations, on an exclusive basis. The programming will be devoted to upcoming television programs to appear on ABC (including ABC Entertainment, ABC News, ABC Daytime and ABC Sports) and its affiliate television stations and new, non-repetitive programming will be provided to the Company each month. The Company also agreed to display ABC's logo and other promotional materials complementing the then-current video monitor campaigns. In exchange for its agreement to run the ABC programming exclusively, ABC affiliate stations in each market where the Company's Entertainment Super/bullet/Kiosks are located are expected to run promotional and advertising spots on the ABC affiliate stations featuring the Company's Entertainment Superbullet/Kiosks. The Company has also agreed to sell at the Entertainment Super/bullet/Kiosks, as part of its product mix, mutually selected ABC products featuring the ABC logo or its programs (such as "Home Improvement" T-shirts and "Monday Night Football" caps), on terms to be agreed upon. The Company believes that this arrangement with ABC will provide its Entertainment Super/bullet/Kiosks with a steady source of current programming for the Entertainment Super/bullet/Kiosks that will appeal to the target customers of the Entertainment Super/bullet/Kiosks, at no cost to the Company. Additionally, the promotional spots featuring the Company's Entertainment Super/bullet/Kiosks run by the ABC affiliate stations will provide the Company with substantial television advertising in the markets where the retail units are located at no additional expense to the Company. The Company anticipates beginning to run the ABC programming on May 1, 1997.

         FRANCHISING. As part of its expansion strategy, the Company is in the process of implementing a franchise program and has engaged the services of an experienced franchise sales firm to handle these sales. In the franchise program, the Company seeks to offer through its wholly owned subsidiary, Big Entertainment Franchise Corp., franchises in both the United States and internationally to qualified and experienced area developers and franchisees who are committed to the development of multiple Entertainment Super/bullet/Kiosks in such areas. It is expected that area developers will either develop Entertainment Super/bullet/Kiosks on their own or in conjunction with sub-franchisees.

         In December 1995, the Company entered into an agreement with Martin Ergas, a non-affiliate of the Company, granting to Mr. Ergas certain exclusive territorial franchise rights for Canada (excluding the Province of Alberta) for a term of 10 years in exchange for a non-refundable franchise fee of $700,000 and providing for the purchase by Mr. Ergas of two fully outfitted and installed Entertainment Super/bullet/Kiosks for $300,000. The Canadian franchise rights granted to Mr. Ergas consist primarily of the right to open, operate and sub-franchise Entertainment Super/bullet/Kiosks under the Company's name in the specified territory. The nonrefundable franchise fee of $700,000 is expected to be received during 1997 prior to the opening of the first two units and upon the completion of certain training by the Company of employees of the franchisee. The Entertainment Super/bullet/Kiosks are expected to be built and sold in late 1997.

         The Company has filed its Uniform Franchise Offering Circular and the terms of its standard area development and franchise agreements. The agreements provide for an initial term with renewal options and payment of an initial franchise fee upon execution, with additional fees paid upon the opening of each Entertainment SuperoKiosk. In addition, franchisees will be required to pay a continuing royalty based upon sales. The Company will also retain a substantial portion of the revenues from advertising displayed on the video monitors of each Entertainment SuperoKiosk. The terms and conditions of the area development and franchise agreements will vary depending upon a number of factors, including the experience and resources of the franchisee, the size and density of the covered territory, the number of Entertainment Super/bullet/Kiosks to be developed, the development schedule, capital requirements and other matters. In connection with the Company's planned sale of franchises, the Company will be subject to Federal Trade Commission regulation, as well as certain state laws regulating the offer and sale (and in some cases, the negotiation) of franchises and certain rights of the continuing relationship between the franchisor and franchisees.

         FINANCING TRANSACTIONS. In addition to the sale of the Canadian franchising rights described above, the Company has entered into a number of transactions with a view toward the financing of its Entertainment Super/bullet/Kiosks.

         In November 1995, the Company entered into an agreement (the "Simon Stock Purchase Agreement") to sell up to 320,000 shares of the Company's Preferred Stock to Tekno Simon, LLC ("Tekno Simon"), an entity controlled by Melvin Simon, Co-Chairman of the Simon-DeBartolo Group, the largest U.S. mall developer. The proceeds from the sales of the Preferred Stock have been and are being used to fund construction, installation and other costs directly related to the opening of up to 25 Entertainment Super/bullet/Kiosks. As of the date hereof, the Company has funded the development of a total of 20 Entertainment Super/bullet/Kiosks through the sale of 217,600 shares of Series A Preferred Stock and 44,650 shares of Series B Preferred Stock for an aggregate of $1,600,000 pursuant to the Simon Stock Purchase Agreement. The Simon Stock Purchase Agreement, which was originally to expire at the end of 1996, was extended through March 31, 1997. See "Certain Relationships and Related Transactions --Investments by Affiliate of Simon-DeBartolo Group" under Item 12 of Part III of this Form 10-KSB for additional information regarding Tekno Simon's investments in the Company.

         Contemporaneously with the Company's August 1995 private offering (see "Certain Relationships and Related Transactions -- August 1995 Private Offering" under Item 12 of Part III of this Form 10-KSB), the Company entered into an agreement to sell to two investors, for $250,000 and $249,600, respectively, immediately exercisable four-year warrants entitling each such investor to purchase 120,000 shares of the Company's Common Stock at an exercise price of $6.25 per share. One investor, who participated in the August 1995 private offering, has paid for his warrant in full ($125,000 during the fourth quarter of fiscal 1995 and $125,000 in January 1996) and the second investor, Martin Ergas, who subsequently purchased Canadian franchise rights from the Company (see "Franchising," above), paid $90,000 during 1995 and $149,600 during 1996, and the balance of $10,000 is anticipated to be received in 1997.

         In February 1996, the Company entered into a sale and leaseback transaction (the "Sale-Leaseback") with Financing for Science, Inc. (the "Lessor"). Pursuant to the Sale-Leaseback, the Company sold 18 Entertainment Super/bullet/Kiosks to the Lessor for $1,080,000 and simultaneously leased the Entertainment Super/bullet/Kiosks from the Lessor for a term of 39 months, with rental payments of approximately $35,000 per month. The Sale-Leaseback does not include the underlying mall leases for the sites of the Company's Entertainment Super/bullet/Kiosks, with respect to which the Company remains liable. Upon expiration of the lease under the Sale-Leaseback, the Company will have the option to repurchase the Entertainment Super/bullet/Kiosks for their fair market value, but in no event more than $108,000 in the aggregate. As collateral security for the lease, the Company issued 225,000 shares of Common Stock into escrow (the "Escrow Shares") which are held by an escrow agent. In the event that the Company defaults under the agreements for the Sale-Leaseback, the Escrow Shares will be released to the Lessor and the Lessor will generally have all rights with respect to such shares of Common Stock as a secured party under the Uniform Commercial Code and such agreements, including the right to conduct a sale of the Escrow Shares to satisfy the Company's obligations to Lessor. While held in escrow, the Escrow Shares will be voted by Lessor on all matters in accordance with the recommendations of management and neither the escrow agent nor the Lessor will have any dispositive rights with respect thereto. If there is no default under the terms of the Sale-Leaseback, however, the Escrow Shares will be cancelled (resulting in a decrease in the number of the Company's outstanding shares of Common Stock). As additional consideration for the Sale-Leaseback, the Company also issued to the Lessor warrants to purchase 26,739 shares of Common Stock, exercisable for four years commencing on the first anniversary of the date of grant, at an exercise price of $8.08 per share.

         In December 1996, the Company sold 20,000 shares of its Series C Preferred Stock in a private placement to a single accredited strategic investor for an aggregate purchase price of $2,000,000. The Company received net proceeds of approximately $1,723,844, after deducting fees of the placement agent and other expenses of the private placement. The Company agreed to use not less than 50% of the net proceeds for the development, construction and operation of Entertainment Super/bullet/Kiosks or in-line retail facilities, with the balance to be used for general corporate purposes. See Note 8 to included in Part II,
Item 7 of this Form 10-KSB for a description of the terms of the Series C Preferred Stock.

COMPETITION

         GENERAL. Competition is generally intense in the areas of the publishing and entertainment industries in which the Company operates. There are a large number of substantial public and private companies competing with each other in all aspects of the publishing and entertainment industry. The Company's principal strategy and method of competition has been to obtain and develop products based on titles and properties associated with best-selling authors and media celebrities. The Company believes that such products will compete favorably in the industry due in large part to the appeal resulting from the name recognition of the authors and celebrities associated with such products. The Company believes that it competes favorably based on the popularity of its titles, visibility of its authors and retail price of its publications.

         PUBLISHING. The Company's illustrated novels will compete against other publications published by numerous other publishers. Although most of such other publishers have greater financial and other resources than the Company, the Company believes that its agreement with HarperCollins, one of the largest publishers in the world, provides it with a greater ability to compete. There can be no assurances, however, of the Company's continued ability to compete with such other publishers. Competition in the book licensing and packaging business is somewhat less intense than that in the other areas of the Company's business, as it is based for the most part on unique, original concepts and long-term relationships.

         LICENSING. Numerous companies and individuals are engaged in the business of licensing entertainment properties and characters in the entertainment-related licensing market. The Company competes with a wide range of other corporations as well as individuals in the licensing market.

         RETAILING. The Company's Entertainment Super/bullet/Kiosks compete for sales with traditional periodical retailers such as newsstands, convenience stores, drug stores, supermarkets, mass merchandisers, national bookstore chains, as well as other specialty retailers such as toy stores, novelty and comic book stores and hobby shops.

TRADEMARKS AND PROPRIETARY RIGHTS

         The Company has applied for U.S. and international trademark registration of the name "Big Entertainment," as well as for trademark and copyright protection for each of its titles and featured characters. As of the date hereof, the Company has approximately 20 U.S. registered trademarks and approximately 140 trademark applications are pending. As the Company's properties are developed, the Company intends to apply for further trademark and copyright protection in the United States and certain foreign countries.

         Copyright protection in the United States on new publications extends for a term of 75 years from the date of initial publication. Trade names and trademark registration in the United States runs for a period of 10 years after registration and may be renewed for an indefinite number of additional 10-year periods upon showing of continued use.

EMPLOYEES

         At March 21, 1997, Big Entertainment had a total of approximately 81 full-time and 123 part-time employees, 11 of whom were in executive and administrative positions, six of whom were engaged in publication, production and marketing activities and 187 of whom (including all part-time employees) were engaged in retail operations. None of the Company's employees are represented by a labor union, nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases approximately 9,200 square feet of office space in Boca Raton, Florida, for its executive offices. The lease of this office space provides for a monthly basic rent of approximately $9,900 and expires on August 31, 2002, with one option to renew for an additional eight years. The Company believes that suitable additional space, if required, is readily available on favorable terms. The Company's retail outlets are occupied under leases with terms that expire at various dates through 2004. The Company also leases 2,500 square feet of warehouse space in Broward County, Florida, which serves as a distribution center for the merchandise for its Entertainment Super/bullet/Kiosks, pursuant to a lease expiring September 30, 1998, at a current monthly rental of approximately $1,010.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company currently has no material legal proceedings pending or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

                  None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

         Big Entertainment, Inc.'s Common Stock is traded on The Nasdaq SmallCap Market ("Nasdaq") under the symbol BIGE. The following table sets forth, for the periods indicated below, the high and low closing bid quotations for the Common Stock, as reported by Nasdaq. The quotations represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                           HIGH        LOW
                                                          ------      ------
1995
First Quarter........................................     $9 1/4      $7
Second Quarter.......................................     $8 1/4      $6 1/2
Third Quarter........................................     $8 3/8      $6 1/2
Fourth Quarter.......................................     $8 1/4      $5 3/4

1996
First Quarter........................................     $8 1/4      $6
Second Quarter.......................................     $7 1/8      $5 1/2
Third Quarter........................................     $6 3/16     $5
Fourth Quarter.......................................     $6          $4 7/8

HOLDERS OF COMMON STOCK

         As of March 21, 1997, there were approximately 150 record holders of the Company's Common Stock, not including security position listings. The Company believes that there are more than 800 beneficial holders of the Company's Common Stock.

DIVIDEND POLICY

         The Company has never paid cash dividends on its Common Stock and currently intends to retain any future earnings to finance its operations and the expansion of its business. Therefore, the payment of any cash dividends on the Common Stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's earnings, capital requirements and financial condition and such other factors deemed relevant by the Board of Directors.

SALES OF UNREGISTERED SECURITIES

         See Notes 8 and 9 to the Financial Statements included in Part II, Item 7 of this Form 10-KSB with respect to sales of unregistered securities by the Company during 1996. All of such sales were made pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report.


RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1996 ("FISCAL 1996") AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1995 ("FISCAL 1995")

         The following tables summarize the revenues, cost of sales and gross profit or loss attributable to each of the Company's divisions for fiscal 1996 and fiscal 1995, respectively:

                                     INTELLECTUAL PROPERTY                     RETAIL
                        ---------------------------------------------       --------------
                            BOOK          LICENSING       PUBLISHING        ENTERTAINMENT         TOTAL
                        LICENSING AND                                          RETAIL
                           PACKAGING
                        -------------     -----------    ------------       -------------       ----------
                                          FISCAL 1996
Net Revenues             $  2,200,664      $ 357,909      $   922,598        $  4,129,942       $7,611,113
Cost of sales               1,123,044         71,188        1,472,746           2,255,783        4,922,761
                         ------------      ---------      -----------        ------------       ----------

Gross profit (loss)      $  1,077,620      $ 286,721      $ (550,148)        $  1,874,159       $2,688,352
                         ============      =========      ===========        ============       ==========

                                          FISCAL 1995

Net Revenues             $  1,154,821      $ 441,029      $ 2,689,720        $  2,016,918        $6,302,488
Cost of sales                 741,314            -          3,681,440           1,163,209         5,585,963
                         ------------      ---------      -----------        -----------         ----------


Gross profit(loss)       $    413,507      $ 441,029      $  (991,720)       $    853,709        $  716,525
                         ============      =========      ===========        ============        ==========

         NET REVENUES

         Revenues are generated through the Company's intellectual property activities, including publishing, book licensing and packaging, and licensing, and through its retail activities, which consist of the operations of the Company's chain of Entertainment Super/bullet/Kiosks. Net revenues for fiscal 1996 increased by 21%, or $1,308,625, to $7,611,113 from $6,302,488 for fiscal
1995. During the last six months of fiscal 1996, net revenues increased by 46%, or $1,324,207, to $4,817,215 from $2,863,008 as compared to the last six months of fiscal 1995. The increase in net revenues is attributable to the continued growth in the Company's entertainment retail and book licensing and packaging divisions offset by a decrease in net revenues in the publishing division due to the Company's planned reduction in comic books. The Company has subsequently exited the comic book publishing business as described below.

         GROSS PROFIT

         Overall Company gross profit increased by 275%, or $1,971,827, to $2,688,352 for fiscal 1996 from $716,525 in fiscal 1995. As a percentage of net revenues, gross profit increased to 35% in fiscal 1996 from

11% in fiscal 1995. The increase in gross profit is primarily due to increases in gross profit in the Company's book licensing and packaging and entertainment retail divisions.

         INTELLECTUAL PROPERTY

         /bullet/BOOK LICENSING AND PACKAGING

         NET REVENUES. Total net revenues from Tekno Books, which is 51% owned by the Company, increased 91%, or $1,045,843, to $2,200,664 for fiscal 1996 from $1,154,821 for fiscal 1995. Deferred revenues increased $276,751, to $419,488 at December 31, 1996 from $142,737 at December 31, 1995. The increase in net revenues in fiscal 1996, as compared to fiscal 1995 is attributable to an increase in the number of books being executed and delivered in fiscal 1996 as compared to fiscal 1995, as well as an increase in the advance payments of royalties in fiscal 1996 as compared to fiscal 1995. The increase in deferred revenues in fiscal 1996, as compared to fiscal 1995 is attributable to an increase in advance payments of royalties in fiscal 1996 as compared to fiscal 1995, as well as an increase in the number of contracts for books being executed in fiscal 1996 as compared to fiscal 1995. Tekno Books' net revenues consist of the following two sources of revenue; (1) cash advances recognized as revenues upon the acceptance by publishers of books, and (2) royalties on books licensed to and published by third-party publishers. Tekno Books generates significant cash flow from cash advances received upon the execution of publishing agreements with publishers for books to be published in the future. Such cash advances are recognized as revenue when the books to which they relate are accepted by the publisher, resulting in a deferral of revenue recognition following receipt of the cash advance. Historically, virtually all books delivered by Tekno Books have been accepted. Additionally, Tekno Books has a library of books totaling approximately 890 titles which generate royalty payments to Tekno Books.

         GROSS PROFIT. Gross profit for Tekno Books increased by 161%, or $664,113, to $1,077,620 for fiscal 1996 from $413,507 for fiscal 1995. As a percentage of revenues from book licensing and packaging, gross profit amounted to 49% in fiscal 1996 as compared to 36% in fiscal 1995. The increase in gross profit percentage in fiscal 1996, as compared to fiscal 1995, reflects an increase in larger projects that generated increased revenues without increased costs, consequently these projects generated higher margins.

         /bullet/LICENSING

         NET REVENUES. Net revenues from the licensing division amounted to $357,909 for fiscal 1996 as compared to $441,029 for fiscal 1995, for a decrease of 19%. The decrease in recorded net revenues primarily resulted from changes in the nature and timing of the licensing agreements entered into by the Company in fiscal 1996. While the amount of licensing net revenues decreased from fiscal 1995 to fiscal 1996, the number and potential dollar value of licensing agreements entered into in fiscal 1996 increased significantly over fiscal 1995.

In addition, the Company has other licensing agreements that have either generated revenues that have been deferred or that do not provide for advance payments of royalties. The Company entered into a joint CD-ROM publishing venture with Sierra On-Line in September 1996 for which the first royalty payments were received in the first quarter of 1997.

         Revenue recognition for licensing agreements takes place as each of the Company's obligations under the various agreements are fulfilled, primarily in reference to the Company's delivery of manuscripts under its books licensing agreements and book packaging agreements.

         GROSS PROFIT. Licensing gross profit percentage was 80% in fiscal 1996 as compared to 100% in fiscal 1995. The decrease in gross profit percentage in fiscal 1996 is due to the costs that were payable for writers' fees against the revenue recognized in 1996.

         /bullet/PUBLISHING

         The Company now uses illustrated novels to introduce and develop its intellectual properties, including characters and storylines as a means to explore the potential of its intellectual properties for licensing them across all media, including film, television, books, multimedia software, toys, apparel and other merchandise. Cost of sales for the illustrated novel publishing division represents direct costs in intellectual property development, including character and storyline development, design, writing and illustration of publications, plus printing, shipping and distribution costs. The Company does not assign its intellectual properties any value for financial accounting purposes, and does not therefore reflect them as assets on its financial statements. Notwithstanding these accounting conventions, the Company believes that these intellectual properties carry substantial value, which, although not readily quantifiable, may be realized in potential future revenue streams through licensing with no or minimal further development cost on the part of the Company.

            NET REVENUES. Net publishing revenues from the sale of illustrated novels and comic books published by the Company decreased by 66%, or $1,767,122, to $922,598 for fiscal 1996 from $2,689,720 for fiscal 1995, reflecting the results of a shift in the Company's strategy in two areas, as listed below. (To reflect this shift, the Company has changed the name of this division from Comic Book and Illustrated Novel Publishing to Publishing.)

              1) In preparation for expanding the Company's publishing business through the introduction of illustrated novels, which are longer in page length than comic books and have a higher cover price (generally ranging from $9.95 - $19.95) than comic books (generally $1.95 - $2.25), the Company began reducing the number of comic book titles in January of 1996. The Company believes that illustrated novels have a wider distribution potential to the bookstore market for the Company's titles than do comic books. Since most of the Company's titles in development feature best-selling authors' names as part of the titles, the Company believes that the vast number of their readers are more likely to look for their titles in traditional book stores and where books are generally sold than in comic book stores. The implementation of this plan resulted in a decrease in the number of titles published in fiscal 1996 resulting in reduced revenue, yet it had a positive effect by reducing the Company's gross loss from the publishing division as well. The Company exited the comic book publishing business in the first quarter of 1997 in order to focus on illustrated novels as a means of introducing its intellectual properties as hereinafter described.

              2) In January of 1996, the Company began reducing the level of shipments of comic book titles to the newsstand market, which is a market that permits retailers to return unsold product, as compared to the same period in 1995. This was done to seek to enhance the sell-through percentage of comic books shipped. In fiscal 1996, all newsstand shipments of comic books were eliminated.

While revenues in this division have declined due to the impact of the Company's shift in strategy as described above, the Company anticipates that the long-term results of these actions will be favorable once titles are published as illustrated novels and the full effects of its illustrated novel program are recognized. The Company's agreement with HarperCollins Publishing, a division of Rupert Murdoch's News Corporation, for a joint publishing program for hardcover books, paperback books, and illustrated novels, eliminates the Company's risk for returns in the newsstand and bookstore markets for entertainment properties covered by this agreement. HarperCollins, with its expertise in the bookstore and newsstand market, is handling all shipments of the illustrated novels covered under the agreement and thus carries all the risk of returns. In addition, all printing and distribution costs are borne by HarperCollins. The agreement also calls for advances to be paid by HarperCollins to the Company, which are expected to cover all or most of the Company's costs in producing the illustrated novels covered by the HarperCollins agreement, and the Company will receive royalties on sales if and when the royalties on sales exceed the advance payments. The Company commenced delivery of illustrated novels to HarperCollins in the fourth quarter of 1996 and plans are for the illustrated novels to begin to be released starting in the summer of 1997.

         GROSS PROFIT/LOSS. The illustrated novel publishing division gross loss decreased to ($550,148) for fiscal 1996 from ($991,720) in fiscal 1995, a decrease of 45%. The decrease in gross loss was due to the Company's efforts to control costs, including the reduction of shipments to the newsstand market through the second quarter 1996 and the elimination of the Company making newsstand shipments in fiscal 1996 as described above. As also noted above, the Company has an agreement in place with HarperCollins for HarperCollins to handle newsstand and bookstore distribution of certain titles, pursuant to which HarperCollins will pay all printing and distribution costs, and the Company will not be at risk for returns. The Company anticipates improvement in gross profit in this division once illustrated novels are released by HarperCollins which is scheduled to occur starting in the summer of 1997.

         RETAIL

         /bullet/ENTERTAINMENT RETAIL

         NET REVENUES. The Company's entertainment retail division net revenues increased by 105%, or $2,113,024, to $4,129,942 for fiscal 1996 from $2,016,918 for fiscal 1995. Net revenues are derived from sales of entertainment products and merchandise, including T-shirts (such as STAR WARS(TM)T-shirts), hats (such as X-FILES(TM)hats ), action figures (such as BATMAN(TM)action figures) and related items, CD-ROMS, trading cards, videos, comic books, collectible art, and other entertainment merchandise, at the Company's Entertainment Super/bullet/Kiosks located in major malls in various parts of the United States. The Company had 28 retail units in operation at December 31, 1996 as compared to 17 retail units at December 31, 1995. The increase in revenues was due to two factors: (1) an increase in the number of Entertainment Super/bullet/Kiosks in operation, and (2) an increase in same store sales. In the last six months of fiscal 1996, same store sales have significantly increased, from a 3% increase in the month of July 1996 as compared to the month of July 1995, escalating to a 27.5% increase in same store sales for the month of December 1996 as compared the month of December 1995. Same store sales for the fourth quarter of 1996 increased by 24.4% as compared to the fourth quarter of 1995.

         GROSS PROFIT. Gross profit for the entertainment retail division increased by 120%, or $1,020,450, to $1,874,159 for fiscal 1996 from $853,709 for fiscal 1995. As a percentage of entertainment retail division revenues, gross profit increased to 45% for fiscal 1996, from 42% for fiscal 1995. The increase in gross profit was due in part to the procurement of preferred pricing of merchandise which was obtained by the Company's enhanced bargaining power in purchasing merchandise for resale due to the increased number of Company retail units, and the resulting greater volume of purchases, as well as a gradual evolution in the product mix to higher margin merchandise.

         OPERATING EXPENSES

         Total operating expenses consist of selling, general and administrative expenses, salaries and benefits and amortization of goodwill and intangibles. Total operating expenses decreased by 2%, or $208,268, to $8,795,656 for fiscal 1996 from $9,003,924 for fiscal 1995. As a percentage of net revenues, total operating expenses decreased to 116% in fiscal 1996 from 143% in fiscal 1995. The decrease in total operating expenses in fiscal 1996 as compared to total operating expenses in fiscal 1995 reflects reductions in operating expenses in the publishing division and corporate overhead offset by increases in salaries and benefits related to increases in the entertainment retail division due to the need to add overhead to support additional Entertainment Super/bullet/Kiosks, including those units already rolled-out and in operation, as well as those planned to be rolled-out over the next nine to twelve months. Pre-opening and corporate overhead costs (necessary to support the additional stores), are incurred and expensed prior to the opening of new stores. While the Company gradually reduced the publication of comic books during fiscal 1996 the overhead reductions that were made were skewed to the later part of the year to insure the publication of the last issues. Therefore, the full benefit of the overhead reductions will not be felt until 1997.

         OTHER (INCOME) EXPENSE

         Other (income) expense for fiscal 1996 was $127,230 as compared to $21,562 for fiscal 1995, representing increased interest expense due to the interest portion of increased capitalized leases and interest accrued on the $500,000, 8.5% convertible promissory note, which, as noted in the notes to the financial statements, was converted to equity during May 1996.

            NET LOSS

            Net loss decreased by 21%, or $1,784,283, to $6,655,609 for fiscal 1996 as compared to a net loss of $8,439,892 for fiscal 1995. The decreased net loss resulted from increased gross profit of the Company and decreased operating expenses as described above. Net loss per share for fiscal 1996 was $1.23 compared to $1.95 per share in fiscal 1995, for a decrease in net loss per share of 37%. The decrease in net loss per share in fiscal 1996 from fiscal 1995 is attributable to both a decrease in net loss and an increase in the number of shares outstanding.

         SHAREHOLDERS EQUITY

         Shareholder's Equity increased by 103%, or $2,123,390, to $4,191,867 at December 31, 1996 as compared to shareholder's equity a net worth of $2,068,477 as of December 31, 1995. The increase in shareholder's equity is primarily due to the public offering of the Company's stock (completed in the second quarter of 1996) and the private placement of the Company's Series C Convertible Preferred Stock (completed in the fourth quarter of 1996) offset by the 1996 loss.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had cash and cash equivalents of $1,675,852 and working capital of $1,285,093 compared to cash and cash equivalents of $603,376 and a working capital deficit of $588,376 at December 31, 1995. Net cash used in operating activities during fiscal 1996 was $6,133,454 primarily representing cash used to fund the Company's net loss. Net cash used in investing activities was $1,284,806 and $8,487,736 in cash was provided by financing activities for a total increase in cash and cash equivalents of $1,069,476. Net cash used in operating activities during fiscal 1995 was $6,513,045 and net cash provided by financing and investing activities was $4,542,559 and $1,334,471, respectively. Cash provided from investing activities consisted primarily of proceeds from the sale of short-term investments.

         To facilitate the expansion of its entertainment retail division the Company established a long-term relationship with the largest U.S. shopping mall developer, the Simon DeBartolo Group and its Co-Chairman, Melvin Simon. Tekno Simon, LLC ("Tekno Simon"), an affiliate of Mr. Simon, initially invested $1,000,000 in shares of the Company's common stock in the Company's 1995 private placement, and pursuant to the Simon Stock Purchase Agreement entered into in November 1995, also invested an additional of $1,360,000 in shares of the Company's preferred stock to fund the cost of developing 17 Entertainment Super/bullet/Kiosks (at $80,000 per kiosk). Pursuant to this agreement, Tekno Simon has acquired 217,600 shares of the Company's Series A Variable Rate Convertible Stock (the Series A Preferred Stock"). The Company's agreement with Tekno Simon was amended in October 1996 to extend the funding arrangement through March 31, 1997, pursuant to which the Company may fund the development of eight additional Entertainment Super/bullet/Kiosks. As of December 31, 1996 $160,000 in additional funding has been provided to the Company for the development of two additional Entertainment Super/bullet/Kiosks. This amendment also provided that the subsequent stock purchases will be of shares of the Company's Series B Variable Rate Convertible Preferred Stock (the "Series B Preferred /stock") in lieu of shares of the Company's Series A Preferred Stock. See Note 13 to the Company's Financial Statements included in Part II, Item 7 of this Form 10-KSB for a description of the terms of the Series A Preferred Stock and Series B Preferred Stock.

         In January 1996, the Company sold an 8.5% Promissory Convertible Note to an investor in a private transaction for $500,000. On May 15, 1996, the principal amount of the Note and interest accrued thereon was converted into 82,947 shares of the Company's common stock at a conversion rate of $6.25 per share.

         In February 1996, the Company entered into a sale-leaseback transaction with a lessor. Pursuant to the sale-leaseback transaction, the Company sold 18 Entertainment Super/bullet/Kiosks to the lessor for $1,080,000 and simultaneously leased the Entertainment Super/bullet/Kiosks from the lessor for a term of 39 months with rental payments of approximately $35,000 per month. The sale-leaseback transaction does not include the underlying mall leases for the sites of the Company's Entertainment Super/bullet/Kiosks, with respect to which the Company remains liable. Upon expiration of the lease, the Company will have the option to repurchase the Entertainment Super/bullet/Kiosks for their fair market value, but in no event more than $108,000 in the aggregate.

         On April 29, 1996, the Company completed a public offering of its common stock. The Company sold 1,000,000 shares of common stock at $6.00 per share for net proceeds of approximately $4,873,465.

         On December 20, 1996, the Company completed a private placement of its Series C Preferred Stock. The Company sold 20,000 shares of Series C Preferred Stock at $100 per share for a gross amount of $2,000,000. After deducting expenses, including underwriting fees, filing fees, legal fees, accounting and other expenses, the Company realized net proceeds of approximately $1,723,844. The Series C Preferred Stock is convertible to Common Stock at $6.325 per share or 316,205 shares of common stock.

         The success of the Company's operations in future years is dependent on its ability to generate adequate revenue to offset operating expenses. The Company's management expects to require additional financing for the expansion of its business, and in particular the growth of the Company's Entertainment Super/bullet/Kiosks, and to support working capital requirements in future years. The Company currently is exploring financing alternatives to allow the Company to finance such expansion. However, there can be no assurance that such financing alternatives will be available to the Company or will be implemented on terms favorable to the Company. In the event such financing is not secured, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President, have indicated their intention to provide the Company, if required, with an amount not to exceed $2,500,000 in order to enable the Company to meet its working capital requirements for the balance of 1997; provided, however, that the commitment will terminate in the event the Company raises no less than $2,500,000 from other sources. In the event that the Company raises less than $2,500,000, the dollar amount of the commitment will be reduced on a "dollar for dollar" basis to the extent of such funds raised by the Company. The exact terms of any working capital provided to the Company will be subject to negotiation with the Board of Directors.


INFLATION AND SEASONALITY

            Although the Company cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on sales or results of operations. The Company considers its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book licensing and packaging division as a result of the general publishing industry practice of paying royalties semi-annually and during the summer (when schools and colleges are not in session) and holiday seasons for its entertainment retail division. Accordingly, as the Company expands its chain of Entertainment Super/bullet/Kiosks, it anticipates that its results of operations will be increasingly affected by seasonality.

ITEM 7.  FINANCIAL STATEMENTS.


                          INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE

Report of Independent Certified Public Accountants....................       28

Consolidated Balance Sheets as of December 31, 1996  and
   December 31, 1995..................................................       29

Consolidated Statements of Operations for the Years Ended
   December 31, 1996 and 1995.........................................       30

Consolidated Statements of Changes in Shareholders' Equity
   for the Years Ended December 31, 1996 and 1995.....................     31-32

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996 and 1995........................................         33

Notes to Consolidated Financial Statements............................        34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Big Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Big Entertainment, Inc. (a Florida corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Entertainment, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Miami, Florida,
    February 28, 1997.


                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                            December 31,      December 31,
                                                                                1996              1995
                                                                            ------------      ------------
                          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                               $  1,675,852     $    606,376
    Trade receivables, net                                                        95,547          244,598
    Merchandise inventories                                                    1,410,603          579,218
    Prepaid expenses                                                             654,255          343,235
    Franchise fee receivable                                                     700,000          700,000
    Other current assets                                                          64,167          104,899
                                                                            ------------     ------------
    Total current assets                                                       4,600,424        2,578,326

PROPERTY AND EQUIPMENT, net                                                    2,349,108        1,940,915
INTANGIBLE ASSETS, net                                                           491,265          873,838
GOODWILL, net                                                                    345,257          364,697
OTHER ASSETS                                                                     457,365           40,000
                                                                            ------------     ------------
                                                                            $  8,243,419     $  5,797,776
                                                                            ============     ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                        $  1,021,264     $  1,633,063
    Accrued professional fees                                                     98,520          134,721
    Other accrued expenses                                                       423,989          284,353
    Deferred revenue                                                           1,268,455          959,840
    Current portion of capital lease obligations                                 503,103          154,725
                                                                            ------------     ------------
    Total current liabilities                                                  3,315,331        3,166,702
                                                                            ------------     ------------
CAPITAL LEASE OBLIGATIONS, less current portion                                  731,807          239,040
                                                                            ------------     ------------
MINORITY INTEREST                                                                  4,414           23,557
                                                                            ------------     ------------
COMMON STOCK SUBJECT TO REDEMPTION, $.01 par value, 50,000 shares                   --            300,000
                                                                            ------------     ------------
SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value,  540,177 shares authorized;
         none outstanding                                                           --               --
    Series A variable rate convertible preferred stock, $6.25 stated
        value, 217,600 shares authorized; 217,600 issued and outstanding at December 31, 1996 and 128,000 shares issued and outstanding at December 31, 1995.  Liquidation preference of $1,388,491 at
        December 31, 1996                                                      1,360,000          800,000
    Series B variable rate convertible preferred stock, $5.375 stated
        value, 142,223 shares authorized; 29,767 issued and outstanding at December 31, 1996.  Liquidation preference of $186,049 at
        December 31, 1996                                                        160,000             --
    Series C variable 4% rate convertible preferred stock, $100 stated
        value, 100,000 shares authorized; 20,000 issued and outstanding at December 31, 1996.  Liquidation preference of $2,000,000 at
        December 31, 1996                                                      2,000,000             --
    Common stock, $.01 par value, 25,000,000 shares authorized;
        5,870,601 shares issued and outstanding at
        December 31, 1996 and 4,723,876 issued and outstanding at
        and December 31, 1995                                                     58,706           47,239
    Additional paid-in-capital                                                22,039,194       16,149,046
    Warrants outstanding                                                         566,600          302,000
    Accumulated deficit                                                      (21,992,633)     (15,229,808)
                                                                            ------------     ------------
    Total shareholders' equity                                                 4,191,867        2,068,477
                                                                            ------------     ------------
                                                                            $  8,243,419     $  5,797,776
                                                                            ============     ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                        1996            1995
                                                    -----------     -----------

NET REVENUES                                        $ 7,611,113     $ 6,302,488

COST OF SALES                                         4,922,761       5,585,963
                                                    -----------     -----------
    Gross profit                                      2,688,352         716,525
                                                    -----------     -----------
OPERATING EXPENSES:
    Selling, general and  administrative              4,969,883       5,970,475
    Salaries and benefits                             3,374,090       2,577,039
    Amortization of goodwill and Intangibles            451,683         456,410
                                                    -----------     -----------
        Total operating expenses                      8,795,656       9,003,924
                                                    -----------     -----------
        Operating loss                               (6,107,304)     (8,287,399)

OTHER (INCOME) EXPENSE:

    Interest (income) expense                           182,700         (70,790)
    Other, net                                          (55,470)         92,352
                                                    -----------     -----------

        Loss before minority interest                (6,234,534)     (8,308,961)

MINORITY INTEREST                                      (421,075)       (130,931)
                                                    -----------     -----------
        Net loss                                    $(6,655,609)    $(8,439,892)
                                                    ===========     ===========
Net loss per common and common
equivalent share                                    $     (1.23)    $     (1.95)
                                                    ===========     ===========
Weighted average number of common
and common equivalent shares  outstanding             5,477,595       4,320,914
                                                    ===========     ===========


 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                               Additional
                                                 Common        Preferred       Preferred      Preferred         Paid-in
                                                  Stock       Stock Series A  Stock Series B  Stock Series C    Capital
                                             ------------    --------------- --------------- --------------- ------------
Balance, December 31, 1994                   $     40,625    $       --      $       --      $       --      $ 12,416,403
Payment of subscription receivable                   --              --              --              --           160,000
Realized loss on securities classified
  as available-for-sale                              --              --              --              --              --
Issuance of stock in connection with
  antidilution rights                                  71            --              --              --               (71)
Services rendered as part of the
  subscription agreement                             --              --              --              --            26,019
Issuance of options in lieu of cash under
  consulting agreement                               --              --              --              --            87,500
Issuance of stock in connection with
  acquisition of Fedora, Inc                           43            --              --              --            29,957
Issuance of warrants in connection with
  services performed                                 --              --              --              --              --
Issuance of stock in connection with
  private placement                                 6,500            --              --              --         3,429,238
Issuance of warrants in connection with
  private placement                                  --              --              --              --              --
Issuance of preferred stock series A to
  Tekno Simon, LLC                                   --           800,000            --              --              --
Net loss for the year                                --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1995                         47,239         800,000            --              --        16,149,046
Issuance of preferred stock series A to
  Tekno Simon, LLC                                   --           560,000            --              --              --
Issuance of stock options in lieu of
  cash under consulting agreements                   --              --              --              --           100,000
Issuance of warrants                                 --              --              --              --              --
Conversion of 8.5% Note                               829            --              --              --           517,590
Public issuance of stock                           10,000            --              --              --         4,863,465
Expiration of stock redemption                        500            --              --              --           299,500
Non-cash dividends on preferred stock                 138            --              --              --            78,149
Issuance of preferred stock series B to
  Tekno Simon, LLC                                   --              --           160,000            --              --
Issuance of preferred stock series C
  in private placement                               --              --              --         2,000,000        (276,156)
Issuance of compensatory options                     --              --              --              --           307,600
Net loss for the year                                --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1996                   $     58,706    $  1,360,000    $    160,000    $  2,000,000    $ 22,039,194
                                             ============    ============    ============    ============    ============

(RESTUBBED FROM PREVIOUS TABLE)


                                                                                UNREALIZED
                                                WARRANTS      ACCUMULATED         LOSS ON
                                              OUTSTANDING        DEFICIT        INVESTMENTS        TOTAL
                                             ------------    ------------     ------------     ------------
Balance, December 31, 1994                   $       --      $ (6,789,916)    $    (73,033)    $  5,594,079
Payment of subscription receivable                   --              --               --            160,000
Realized loss on securities classified
  as available-for-sale                              --              --             73,033           73,033
Issuance of stock in connection with
  antidilution rights                                --              --               --                 --
Services rendered as part of the
  subscription agreement                             --              --               --             26,019
Issuance of options in lieu of cash under
  consulting agreement                               --              --               --             87,500
Issuance of stock in connection with
  acquisition of Fedora, Inc                         --              --               --             30,000
Issuance of warrants in connection with
  services performed                               87,000            --               --             87,000
Issuance of stock in connection with
  private placement                                  --              --               --          3,435,738
Issuance of warrants in connection with
  private placement                               215,000            --               --            215,000
Issuance of preferred stock series A to
  Tekno Simon, LLC                                   --              --               --            800,000
Net loss for the year                                --        (8,439,892)            --         (8,439,892)
                                             ------------    ------------     ------------     ------------
Balance, December 31, 1995                        302,000     (15,229,808)            --          2,068,477
Issuance of preferred stock series A to
  Tekno Simon, LLC                                   --              --               --            560,000
Issuance of stock options in lieu of
  cash under consulting agreements                   --              --               --            100,000
Issuance of warrants                              264,600            --               --            264,600
Conversion of 8.5% Note                              --              --               --            518,419
Public issuance of stock                             --              --               --          4,873,465
Expiration of stock redemption                       --              --               --            300,000
Non-cash dividend on preferred stock                 --          (107,216)            --            (28,929)
Issuance of preferred stock series  B to
  Tekno Simon, LLC                                   --              --               --            160,000
Issuance of preferred stock series C
  in private placement                               --              --               --          1,723,844
Issuance of compensatory options                     --              --               --            307,600
Net loss for the year                                --        (6,655,609)            --         (6,655,609)
                                             ------------    ------------     ------------     ------------
Balance, December 31, 1996                   $    566,600    $(21,992,633)    $       --          4,191,867
                                             ============    ============     ============     ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                                     1996           1995
                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(6,655,609)    $(8,439,892)
   ADJUSTMENTS TO RECONCILE NET LOSS TO CASH USED IN
   OPERATING ACTIVITIES:
     Depreciation and amortization                                 1,050,992         854,488
     Services rendered as part of subscription agreement                --            26,019
     Issuance of compensatory stock options and warrants             220,495         174,500
     Minority interest                                               421,075         130,931
     Loss on sale of marketable securities                              --            92,352
     Changes in assets and liabilities:
       Trade receivables                                             149,051         214,366
       Prepaid expenses                                             (200,235)        150,508
       Merchandise inventories                                      (831,385)       (325,842)
       Other current assets                                           40,732          23,611
       Other assets                                                   12,514            --
       Accounts payable                                             (611,799)        396,085
       Accrued professional fees                                     (36,201)       (184,833)
       Deferred revenue                                              177,352         259,840
       Other accrued expenses                                        129,564         114,822
                                                                 -----------     -----------

         Net cash used in operating activities                    (6,133,454)     (6,513,045)
                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in NetCo Partners                                     (161,311)        (40,000)
   Cash used in acquisition, net of cash acquired                       --          (430,000)
   Sale of short-term investments                                       --         2,816,805
   Capital expenditures, net                                        (633,607)       (818,879)
   Investment in patents and trademarks                              (49,670)        (13,920)
   Return of capital from Tekno Books to minority shareholder       (440,218)       (179,535)
                                                                 -----------     -----------

         Net cash provided by (used in) investing activity        (1,284,806)      1,334,471
                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of preferred stock                   2,443,844         800,000
   Proceeds from the issuance of common stock                      4,873,465       3,435,738
   Proceeds from the issuance of warrants                            264,600         215,000
   Proceeds from sale of 8.5% convertible promissory note            500,000            --
   Proceeds from sale-lease back transaction                         803,372            --
   Repayments under capital lease obligations                       (397,545)        (68,179)
   Receipts of subscription receivable                                  --           160,000
                                                                 -----------     -----------

         Net cash provided by financing activities                 8,487,736       4,542,559
                                                                 -----------     -----------

         Net increase (decrease) in cash and cash equivalent       1,069,476        (636,015)
CASH AND CASH EQUIVALENTS, beginning of period                       606,376       1,242,391
                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                         $ 1,675,852     $   606,376
                                                                 ===========     ===========

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
   Interest paid                                                 $   237,108     $    35,882
                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH RELATED ACTIVITIES:

   In 1996, the Company, in connection with the sale-leaseback transaction recorded property and equipment and capital lease obligations of $1,080,000, prepaid expenses of $110,785, other assets of $165,843, and deferred gain of $131,263.
   In 1996 and 1995, the Company entered into capital lease transactions totaling $158,252 and $299,976, respectively, for equipment.
   In 1996, the Company recorded dividends on the preferred stock in the amount of $107,216 of which $78,287 was paid through the issuance of 13,762 shares of common stock and $28,929 is accrued as dividends payable.
   In 1996, the Company converted the $500,000 8.5% Convertible Promissory Note, plus accrued interest, into 82,947 shares of the Company's common stock at a conversion rate of $6.25 per share.
   In 1996, the common stock redemption option, granted to a shareholder/director of the Company as part of the Tekno Books acquisition, expired unexercised and accordingly $300,000 was reclassified from "Common Stock Subject to Redemption" to $500 of common stock and $28,929 of Addtional Paid-in Capital.
   In 1995, the Company issued 4,292 shares of common stock totalling $30,000 in connection with the purchase of Fedora, Inc.


   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


(1) BACKGROUND:

Big Entertainment, Inc. (the "Company") was incorporated in the state of Florida on January 22, 1993. The Company is a diversified entertainment company, which owns or controls the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities such as Tom Clancy, Leonard Nimoy, Gene Roddenberry, Mickey Spillane, Arthur C. Clarke, John Jakes, Anne McCaffrey, Margaret Weis, and Isaac Asimov. The Company uses illustrated novels to introduce and develop new characters and concepts (collectively, its "intellectual property") in the marketplace and then the Company seeks to license these properties across all media, including films and television, books, multimedia software, toys, and other merchandise. The Company acquires the rights to its intellectual properties pursuant to agreements that grant it, on an exclusive basis, all rights in the intellectual property itself, as well as the right to use the creator's name in the title of the intellectual property.

The Company has four operating divisions: the publishing division, the licensing division, the book licensing and packaging division, and the entertainment division. The publishing and licensing divisions are the primary means by which the Company utilizes its intellectual properties by focusing on development of the Company's intellectual properties through the publication of illustrated novels, and the licensing division, by focusing on licensing the Company's intellectual properties for books, feature films, television series, toys and merchandise, and interactive multimedia products. The Company's book licensing and packaging division focuses on developing and executing book packages projects, typically with bestselling authors. The entertainment retail division focuses on developing, operating and franchising the Company's in-line retail stores and retail kiosks known as "Entertainment Super/bullet/Kiosks." Substantially all costs associated with the development of intellectual properties are expensed as incurred in the Company's publishing division. There can be no assurances that the Company will be able to generate sufficient revenues from these activities to cover its costs and therefore, the Company may continue to incur losses.

The Company owns 51% of Tekno Books, the Company's book packaging and licensing division. It has 890 published books in its history and agreements with more than 30 publishers to add approximately 150 titles. This division generates revenue from new book projects in the form of advances paid by publishers, and from royalties from the division's expanding library of book titles. This division is also an excellent source for referring authors to the Company for the development of entertainment properties.

In addition, the Company is a 50% partner in NetCo Partners. NetCo Partners was formed in June 1995 as a joint venture owned 50% by the Company and 50% by C.P. Group, Inc., a company in which Tom Clancy is a substantial shareholder.

NetCo Partners is engaged in the publishing and licensing of entertainment properties.

The Company operates as of December 31, 1996, 27 "Entertainment
Super/bullet/Kiosks" at various shopping malls and one in-line store in Mall of America.

The Company, through its wholly owned subsidiary, Big Entertainment Franchise Corp., is currently registered in several states and is in the process of obtaining additional registrations, to offer Entertainment Super-Kiosk franchises to third parties for franchise fees and royalties.

The Company has expended significant funds developing its intellectual property, Entertainment Super/bullet/Kiosks and other businesses. Operating losses since inception, including the development stage, have resulted in an accumulated deficit of $21,992,633 at December 31, 1996.

         The success of the Company's operations in future years is dependent on its ability to generate adequate revenue to offset operating expenses. The Company's management expects to require additional financing for the expansion of its business, and in particular the growth of the Company's Entertainment Super/bullet/Kiosks, and to support working capital requirements in future years. The Company currently is exploring financing alternatives to allow the Company to finance such expansion. However, there can be no assurance that such financing alternatives will be available to the Company or will be implemented on terms favorable to the Company. In the event such financing is not secured, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President, have indicated their intention to provide the Company, if required, with an amount not to exceed $2,500,000 in order to enable the Company to meet its working capital requirements for the balance of 1997; provided, however, that the commitment will terminate in the event the Company raises no less than $2,500,000 from other sources. In the event the Company raises less than $2,500,000, the dollar amount of the commitment will be reduced on a "dollar for dollar" basis to the extent of such funds raised by the Company. The exact terms of any working capital provided to the Company will be subject to negotiation with the Board of Directors.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION-

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its 51% and 50.5% owned subsidiaries, Tekno Books and Fedora, Inc., respectively. All significant intercompany balances and transactions have been eliminated in consolidation and a minority interest has been established to reflect the outside ownership of Tekno Books and Fedora, Inc. The Company's 50% ownership interest in NetCo Partners is accounted for under the equity method of accounting.

         ACCOUNTING ESTIMATES-

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       CASH AND CASH EQUIVALENTS-

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $6,540 and $296,085 at December 31, 1996 and 1995, respectively.

       TRADE RECEIVABLES-

Trade receivables consist of receivables from distributors of the Company's publications and amounts due from publishers relating to signed contracts and is net of an allowance for doubtful accounts of $39,982 and $54,518 at December 31, 1996 and 1995, respectively.

       MERCHANDISE INVENTORIES-

Merchandise inventories consist of retail merchandise and are stated at cost. Cost is determined by the first-in, first-out method.

       PROPERTY AND EQUIPMENT-

Property and equipment are carried at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from 3 to 5 years, on a straight-line basis. Leasehold improvements are amortized over the lesser of the terms of the respective leases or the service lives of the improvements.

       INTANGIBLE ASSETS AND GOODWILL-

Purchase price allocations for the acquisition of Tekno Books and Fedora, Inc. have been made in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"). Pursuant to APB 16, acquired tangible assets have been recorded at estimated fair value and acquired liabilities at the present value of amounts due. The excess of the purchase price, including liabilities assumed, over the value assigned to net tangible assets acquired has been allocated to either specifically identified intangibles or goodwill.

"Intangible Assets" consist of the following:

                                                           DECEMBER 31,
                                                 -------------------------------
                                                      1996             1995
                                                 -------------    --------------

    Book contracts acquired with Tekno Books     $   1,263,542    $   1,263,542
    Patents and trademarks                             202,822          153,152
                                                 -------------    -------------
                                                     1,466,364        1,416,694
    Less accumulated amortization                     (975,099)        (542,856)
                                                 -------------    -------------
                                                 $     491,265    $     873,838
                                                 =============    =============

Book contracts are being amortized on a straight-line basis over a period of 3 years, the estimated period over which revenue from contracts is expected. Patents and trademarks are being amortized on a straight-line basis over 17 years.

Goodwill relating to the acquisition of Tekno Books and Fedora, Inc., amounting to $388,783, is being amortized on a straight-line basis over 20 years. Accumulated amortization of goodwill totaled $43,526 and $24,086 as of December 31, 1996 and 1995, respectively.

The Company continually evaluates the amounts of recorded goodwill and the period over which it is amortized by consideration of events and circumstances that occur subsequent to its acquisition.

       REVENUE RECOGNITION-

Revenue relating to sales at the Company's retail outlets is recognized at the time of sale. Revenue on sales of the Company's comic books to distributors is recognized at the time of shipment, net of estimated returns. Subsequent to December 31, 1996, the Company exited the comic book publishing business.
The costs associated with the exit of the comic book publishing business were not material.

Revenue relating to the Company's book packaging and licensing division operations is recognized when the earnings process is complete, typically when a publisher accepts a book for publishing. Advances received from publishers are recorded as deferred revenues until the book is accepted by the publisher. Revenues are recorded net of agents' fees. In the book packaging and licensing division expenditures for co-editors and permission payments are also deferred and recorded as prepaid expenses until the book is accepted by the publisher, at which time such costs are expensed.

Royalty income from book sales is recognized as revenue when the Company is notified by the publisher of such amounts.

Franchise fee revenue is recognized when all material services or conditions relating to a franchise agreement have been substantially performed or satisfied.

       PRE-OPENING EXPENSES-

Pre-opening expenses related to new Entertainment Super/bullet/Kiosk openings are expensed as incurred.

       LOSS PER COMMON AND COMMON EQUIVALENT SHARE-

Loss per common and common equivalent share is computed by dividing net loss after deducting dividends applicable to preferred stock, by the weighted average number of common and common equivalent shares outstanding. Primary and fully diluted loss per share are the same.

       POST-RETIREMENT BENEFITS-

The Company does not currently provide post-retirement benefits for its employees.

       RECLASSIFICATIONS-

Certain reclassifications were made to prior year statements to conform with the current year's presentation.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value due to the short maturity of the instruments. The fair value of capital lease obligations is estimated using quoted market prices, whenever available, or an appropriate valuation method and approximates the carrying amount of capital lease obligations in the accompanying consolidated balance sheets.

(4) RECENTLY ISSUED ACCOUNTING STANDARDS:

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121") in 1996. SFAS 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of SFAS 121 did not have a material impact on the Company's financial position or results of its operations.

The Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION in 1996. SFAS No. 123 allows either adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations with supplemental disclosures. The Company has chosen to account for all stock based arrangements under which employees receive shares of the Company's stock under APB 25 and make the related disclosures under SFAS 123. Pro forma loss per share, as if the fair value method had been adopted, are presented in Note 9. The adoption of SFAS No. 123 did not have a material impact on the Company's results of operations, financial position or cash flows.


(5)  FRANCHISE FEE RECEIVABLE:

In December 1995, the Company entered into an agreement with a warrant holder to grant certain exclusive franchise rights to develop and open Entertainment Super/bullet/Kiosks in Canada (excluding the Province of Alberta) for a term of 10 years in exchange for a nonrefundable franchise fee of $700,000 and to build and sell two fully outfitted and installed Entertainment Super/bullet/Kiosks in exchange for $300,000. The nonrefundable franchise fee of $700,000 is expected to be received by the Company during 1997 upon completion of certain training by the Company of employees of the franchisee and is included in Franchise fee receivable and Deferred revenue in the accompanying 1996 and 1995 Consolidated Balance Sheets.

(6) PROPERTY AND EQUIPMENT:

Property and equipment (excluding equipment under capital leases) consists of:

                                                                DECEMBER 31,
                                                        ------------------------
                                                            1996          1995
                                                        ----------    ----------

Furniture and fixtures                            $   179,690       $    47,126
Entertainment Supero/bullet/Kiosks
  and convention booths                               753,125         1,358,817
Equipment                                             186,345           296,958
Leasehold improvements                                289,311           219,569
                                                  -----------       -----------
                                                    1,408,471         1,922,470
Less:  accumulated depreciation and                  (333,969)         (379,738)
             amortization                                --                --
                                                  -----------       -----------
                                                  $ 1,074,502       $ 1,542,732
                                                  ===========       ===========

Equipment under capital leases consists of:

                                                             DECEMBER 31,
                                                     ---------------------------
                                                         1996            1995
                                                     -----------    -----------
Equipment & Entertainment Supero/bullet/Kiosks       $ 1,773,412    $   507,557
Less:  accumulated depreciation                         (498,806)      (109,374)
                                                     -----------    -----------
                                                     $ 1,274,606    $   398,183
                                                     ===========    ===========

Depreciation and amortization expense on property and equipment was $599,309 and $398,078 for the years ended December 31, 1996 and 1995, respectively.

(7)  CAPITAL LEASE OBLIGATIONS:

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1996 are as follows:

           1997                                                   $    698,753
           1998                                                        551,624
           1999                                                        292,928
           2000                                                          1,470
                                                                  ------------
           Minimum lease payments                                    1,544,775
           Less amount representing interest                          (309,865)
                                                                  ------------
           Present value of net minimum lease payments               1,234,910
           Less current portion                                       (503,103)
                                                                  ------------
           Noncurrent portion                                     $    731,807
                                                                  ============

In February 1996, the Company entered into a sale and leaseback transaction (the "Sale-Leaseback). Pursuant to the Sale-Leaseback, the Company sold 18 Entertainment Supero/bullet/Kiosks to the lessor for $1,080,000 (excluding transaction costs of approximately $50,000) and simultaneously leased the Entertainment Super/bullet/Kiosks from the lessor for a term of 39 months with aggregate rental payments of approximately $35,000 per month. The Sale-Leaseback does not include the underlying mall leases for the sites of the Company's Entertainment Supero/bullet/Kiosks, with respect to which the Company remains liable. Upon expiration of the lease, the Company will have the option to repurchase the Entertainment Supero/bullet/Kiosks for their fair market value, but in no event more than $108,000 in the aggregate. As collateral security for the lease, the Company issued 225,000 shares of its common stock (the "Escrow Shares") which are held by an escrow agent. In the event that the Company defaults under the agreements for the Sale-Leaseback, the Escrow Shares will be released to the lessor. While held in escrow, the Escrow Shares will be voted by the lessor on all matters in accordance with the recommendations of management and neither the escrow agent nor the lessor will have any dispositive rights with respect thereto. As additional consideration for the Sale-Leaseback, the Company also issued to the lessor warrants to purchase 26,739 shares of common stock, exercisable for four years commencing on the first anniversary of the date of grant, at an exercise price of $8.08 per share.

(8) OFFERING OF SECURITIES:

         1995 PRIVATE PLACEMENT

On August 15, 1995, the Company sold 650,000 shares of its common stock for $6.25 per share in a private placement offering (the "1995 Private Placement") and realized net proceeds of $3,435,738, after deducting fees of the placement agent and other professional fees and related expenses. In connection with this offering, the Company granted to its placement agent five-year warrants to purchase 13,000 additional shares of Common stock for $6.25 per share. Contemporaneously with the private offering, the Company entered into agreements to sell to two investors, for aggregate consideration of $499,600, immediately exercisable four-year warrants to purchase an aggregate of 240,000 shares of Common stock at an exercise price of $6.25 per share. During the years ended December 31, 1996 and 1995, $284,600 and $215,000, respectively, of the total consideration was received from these investors.

         TEKNO SIMON, LLC

In November 1995, the Company signed an agreement (the "Stock Purchase Agreement") to sell up to 320,000 shares of the Company's Series A Variable Rate Convertible Preferred Stock (the "Series A Preferred Stock") to Tekno Simon, LLC ("Tekno Simon") , an affiliate of the Simon-DeBartolo Group, to fund the cost of developing 25 Entertainment Super/bullet/Kiosks. The Stock Purchase Agreement provides for shares of Series A Preferred Stock to be purchased by Tekno Simon from time to time in installments of 12,800 shares each at a price $6.25 per share. Each installment closes following the signing of each new lease between the Company (or one of its affiliates) and the Simon-DeBartolo Group (formally known as the Simon Property Group, L.P.) (or one of its affiliates) or any other third party approved by Tekno Simon for a lease by the Company of shopping center space for one of the Company's Entertainment Super/bullet/Kiosks. Neither the Company, Simon-DeBartolo Group or any of their respective affiliates are obligated to enter into such lease. Pursuant to the agreement, Tekno Simon has acquired 217,600 and 128,000 aggregate shares of the Company's Series A Preferred Stock as of December 31, 1996 and December 31, 1995, respectively..

The Series A Preferred Stock has a stated value of $6.25 per share and accrues noncash dividends, payable quarterly in shares of common stock based on prevailing market prices for the Company's common stock. The dividends accrue on the stated value of the outstanding shares of Series A

Preferred Stock at a variable rate equal to a specified bank prime rate, adjusted quarterly, (8.25% as of December 31, 1996). During the two year period commencing on November 28, 1995, the Series A Preferred Stock is convertible at the option of the holders into shares of common stock on a one-for-one basis. After the conversion period expires, the Series A Preferred Stock will be redeemable at the Company's option for $7.1875 per share in cash. The holders of the Series A Preferred Stock are entitled to vote together with the holders of common stock on all matters, with each share of Series A Preferred Stock having one vote. The Series A Preferred Stock has a liquidating preference of $7.1825 per share over common stock. The holders of Series A Preferred Stock have certain demand and "piggyback" rights to have such shares (and the shares of common stock issued as dividends thereon or into which such shares are convertible) registered by the Company for sale by such holders under the Securities Act of 1933, as amended. In addition, the Company and certain holders of common stock have agreed that the Company shall appoint one nominee of Tekno Simon to the Company's board of directors and that such shareholders shall vote their shares for election of such nominee of the Company's board of directors.

The Company's agreement with Tekno Simon was amended in October 1996 to extend the funding arrangement through March 31, 1997, pursuant to which the Company may fund the development of up to eight additional Entertainment Super/bullet/Kiosks and to change the future stock to be issued under the agreement to the Company's Series B Variable Rate Convertible Preferred Stock (the "Series B Preferred Stock"). As of December 31, 1996, $160,000 in additional funding has been provided to the Company for the development of two additional Entertainment Super/bullet/Kiosks pursuant to this amended agreement. In the first quarter of 1997, an additional $80,000 was funded. The terms of the Series B Preferred Stock are identical to those of the Series A Preferred Stock, except that the purchase price per share of the Series B Preferred Stock will be subject to adjustment on the earlier of March 31, 1997 or completion of all of the fundings under the amended agreement, based on the market prices of the Common Stock at the time of each such funding, but in no event shall the purchase price be greater than $6.25 per share or less than $4.50 per share. As of December 31, 1996, 29,767 shares of Series B Preferred Stock have been issued to Tekno Simon at $5.375 per share (based on the initial purchase price as provided in the amended agreement).

         CONVERTIBLE PROMISSORY NOTE

In January 1996, the Company sold an 8.5% Promissory Convertible Note to an investor in a private transaction for $500,000. On May 15, 1996, the principal amount of the note and interest accrued thereon was converted into 82,947 shares of the Company's common stock at a conversion rate of $6.25 per share.

         SECONDARY OFFERING

In April, 1996 the Company completed a secondary public offering (the "Secondary Offering") in which it sold 1,000,000 shares of common stock for $6.00 per share. The Company realized net proceeds of $4,873,465 from the Secondary Offering, after deducting underwriting and other professional fees and related expenses. In connection with this offering, the Company granted the underwriters, (i) options to purchase from the Company, for a period of five years, up to 100,000 shares of Common Stock at an exercise price equal to 130% of the public offering price; and (ii) a two-year advisory services consulting agreement with an underwriter in consideration of a monthly fee of $2,500.

         SALE OF SERIES C CONVERTIBLE PREFERRED STOCK TO A SINGLE INVESTOR

On December 20, 1996, the Company sold 20,000 shares of 4% $100 Series C Convertible Preferred Stock in a private placement offering (the "Sale of Series C Convertible Preferred Stock to a Single Investor") and realized net proceeds of $1,723,844 after deducting placement agent and other professional fees and related expenses. In connection with the offering the Company granted to designees of the placement agent five year options to purchase 47,430 shares of common stock at an exercise price of $6.325 per share.

(9)  STOCK OPTION PLANS:

       1993 STOCK OPTION PLAN-

Under the Company's 1993 Stock Option Plan (the "1993 Plan"), 350,000 shares of the Company's common stock are reserved for issuance upon exercise of options. The 1993 Plan was amended by the Company's Board of Directors in August 1996 and approved by the shareholders in the 1996 annual shareholders meeting to increase the number of reserved shares from 350,000 to 1,000,000. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of the Company's Board of Directors (the "Committee"), administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible consultants, employees and officers of the Company.

The 1993 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Options are granted under the 1993 Plan on such terms and at such prices as determined by the Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant, or after the expiration of 10 years from the date of grant. Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorizes the Company to make loans to employees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the rate of interest payable by the Company to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. No such loans were made in either 1996 or 1995.

       DIRECTORS STOCK OPTION PLAN-

The Company has established the Directors Stock Option Plan for directors, which provides for automatic grants to each director of options to purchase shares of the Company's common stock having a market value at the time of grant equal to $25,000 (i) upon a person's election as a director and (ii) each year thereafter upon such person's reelection as a director of the Company, in both instances at an exercise price equal to the fair market value of the common stock on the date of the grant. A total of 50,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Stock Option Plan. Options granted under the Directors Stock Option Plan become exercisable in full six months after the date of grant and expire five years after the date of grant. The Board of Directors, at its discretion, may cancel all options granted under the Directors Stock Option Plan that remain unexercised on the date of consummation of certain corporate transactions described in the Directors Stock Option Plan.

A summary of stock option and warrant transactions for the years ended December 31, 1996 and 1995 is as follows:



                                            STOCK OPTIONS              WARRANTS
                                        -----------------------  -------------------------
                                               WEIGHTED AVERAGE           WEIGHTED AVERAGE
                                        SHARES   EXERCISE PRICE    SHARES   EXERCISE PRICE
                                      -------- ----------------  -------- ----------------
OUTSTANDING AT DECEMBER 31, 1994         76,408     $   5.96       158,097     $   12.84
Granted                                 348,051         7.20       253,000          6.25
Cancelled                               (11,012)        6.81            --            --
                                      ---------     ---------    ---------     ---------
OUTSTANDING AT DECEMBER 31, 1995        413,447          6.97      411,097          8.78
Granted                                 361,755          6.18      209,169          7.06
Cancelled                                (4,375)         7.79           --            --
                                      ---------     ---------    ---------     ---------
OUTSTANDING AT DECEMBER 31, 1996        770,827     $    6.53      620,266     $    8.20
                                      =========     =========    =========     =========

At December 31, 1996, a total of 271,137 and 8,036 options were available for future grant under the 1993 Plan and Directors Stock Option Plan, respectively. Additionally, at December 31, 1996, 404,167 stock options and all warrants were exercisable.

The weighted average fair value of options and warrants granted in 1996 and 1995 was $2.65 per share and $2.96 per share, respectively.

The exercise prices of some options differ from the market price of the stock on the grant date. The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date:

                                                 1996        1995
                                                 ----        ----

Exercise Price Equals Market Price
    Weighted average exercise price              6.04         8.00
    Weighted average fair value                  2.79         3.45

Exercise Price Exceeds Market Price
    Weighted average exercise price              7.39         8.00
    Weighted average fair value                  2.33         2.76

Exercise Price is Less Than Market Price
    Weighted average exercise price              0.01         5.82
    Weighted average fair value                  7.05         3.07


The following table summarizes information about stock options and warrants outstanding at December 31, 1996:

           OPTIONS OUTSTANDING                                 EXERCISABLE
----------------------------------------------------      ----------------------
                               WEIGHTED
                               AVERAGE      WEIGHTED                    WEIGHTED
RANGE OF                      REMAINING     AVERAGE                     AVERAGE
EXERCISE         NUMBER      CONTRACTUAL    EXERCISE        NUMBER      EXERCISE
PRICE         OUTSTANDING    LIFE (YEARS)    PRICE        EXERCISABLE    PRICE
----------    -----------    ------------   ---------     -----------   --------
$      .01        37,648        8.49        $ 0.01           21,764      $ 0.01
 4.25-6.38       793,047        5.56          6.13          543,513        6.11
 7.25-8.44       410,398        8.48          7.98          259,156        7.96
     13.20       150,000        6.86         13.20          150,000       13.20
               ---------                                 ----------
 .01-13.20     1,391,093        6.64          7.27          974,433        7.56
               =========                                 ==========


Had compensation cost for the 1993 Plan and the Directors Stock Option Plan been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have increased to the following pro forma amounts:

                                               1996              1995
                                            ----------        -----------
Net Loss                As Reported         (6,655,609)       (8,439,892)
                         Pro Forma          (7,334,526)       (8,575,203)

Loss Per Share          As Reported             (1.22)            (1.95)
                         Pro Forma              (1.34)            (1.98)

Because the method of accounting prescribed under SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following weighted average assumptions used for grants in 1996 and 1995: risk free interest rate of 6.1%; expected lives of 2 years for two year options, 3 years for four year options and 4 years for five year options and ten year options; and expected volatility of 50.2%.

In 1996, the Company recorded selling, general and administrative expense of $120,495 related to stock options granted on various dates throughout the year to non-employees of the Company. An additional $84,380 of compensation cost was capitalized representing the value of 26,739 stock options issued in connection with the sale leaseback transaction (See Note 7). In addition, the Company capitalized $102,725 of deferred publishing costs related to 75,000 options granted to an outside consultant, of which 50,000 options were vested at December 31, 1996.

(10)  INCOME TAXES:

The Company is in a loss position for both financial and tax reporting purposes. The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is "more likely than not". The primary item giving rise to such deferred tax asset is a loss carryforward of approximately $20,146,000 as a result of the operating losses incurred for the period from inception (January 22, 1993) to December 31, 1996. However, due to the uncertainty of the Company's ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to the Company's ability to utilize its loss carryforwards subject to the "ownership change" provisions of Section 382 of the U.S. Internal Revenue Code, the Company has established a valuation allowance for the full amount of the deferred tax asset.

The loss carryforwards expire as follows:

                                      2009         $  530,000
                                      2010          5,065,000
                                      2011          7,990,000
                                      2012          6,561,000
                                                 -------------
                                                  $20,146,000

(11)  MAJOR CUSTOMERS:

For the year ended December 31, 1995 sales to two customers (comic book distributors) comprised 17.1% and 17.2%, respectively, of net revenues.

In 1996, neither of these customers accounted for a significant percentage of revenue which reflects the shift in the Company's strategy to expand its publishing business though the introduction of illustrated novels and its simultaneous reduction in the publication of comic books.

(12) NETCO PARTNERS:

In June 1995, the Company and C.P. Group, Inc., a company in which Tom Clancy is a substantial shareholder ("C.P. Group"), entered into an agreement to form NetCo Partners (the "NetCo Joint Venture Agreement"). NetCo Partners is engaged in the publishing and licensing of entertainment properties, including TOM CLANY'S NETFORCE.

The Company and C.P. Group are each 50% partners in NetCo Partners. C.P. Group contributed to NetCo Partners all rights to TOM CLANCY'S NETFORCE, and the Company contributed to NetCo Partners all rights to TAD WILLIAMS' MIRRORWORLD and all its rights to ARTHUR C. CLARKE'S CRIOSPHINX, NEIL GAIMAN'S LIFERS, and ANNE MCCAFFREY'S SARABAND.. Although pursuant to the NetCo Joint Venture Agreement the Company is not obligated to contribute any additional properties to NetCo Partners, the Company and C.P. Group are working together to obtain rights from third parties to additional entertainment properties for the NetCo Partners joint venture. For example, the Company and C.P. Group jointly negotiated a contract with author Cathy Cash Spellman granting to NetCo Partners all rights to CATHY CASH SPELLMAN'S MILLENNIUM.

Pursuant to the terms of the NetCo Partners Joint Venture Agreement, the Company is responsible for developing, producing, manufacturing, advertising, promoting, marketing and distributing NetCo Partners' illustrated novels and related products and for advancing all costs incurred in connection therewith. All amounts advanced by the Company to fund NetCo Partners' operations are treated as capital contributions of the Company and the Company is entitled to a return of such capital contributions before distributions of cash flow are split equally between the Company and C.P. Group. The NetCo Joint Venture Agreement provides for an initial term (the "Development Term") of 5 years during which the partners will jointly develop the contributed properties. The Development

Term may be extended by the mutual consent of the partners and shall terminate upon 30 days notice to the Company by C.P. Group should Mitchell Rubenstein cease to be Chief Executive Officer of the Company and Laurie S. Silvers cease to be the President of the Company. Upon termination of the Development Term, any undeveloped properties (excluding TOM CLANCY'S NETFORCE) are to be returned to their respective contributing partner and any properties in development or already developed are to be properties of the joint venture which shall continue until its bankruptcy, dissolution or the sale of all or substantially all its assets.

Through December 31, 1996 pursuant to the NetCo Partners Joint Venture Agreement the Company made net advancements of approximately $201,000 to NetCo Partners for development costs of NetCo Partners' entertainment properties and issued compensatory stock options valued at $102,725 for the benefit of NetCo Partners. The Company is entitled to reimbursement of these amounts from NetCo Partners. After this amount is distributed to the Company, excess cash flow of NetCo Partners, if any, will be split 50% to the Company and 50% to C.P. Group.

In September 1996, NetCo Partners, signed a master toy licensing agreement with Playmates Toys, Inc., a toy company for a diverse line of toys including action figures, accessories and vehicles, to be based on TOM CLANCY'S NETFORCE, an entertainment property owned by NetCo Partners. The agreement calls for advance payments aggregating one million dollars to NetCo Partners by Playmates Toys against future royalties (based on a percentage of the selling price of the licensed products sold by Playmates Toys, Inc.) as earned at later dates. NetCo Partners delivered character sketches upon which the licensed products will be based to Playmates Toys, Inc. in October 1996 and an advance payment of $125,000 was received in November 1996. An additional advance payment of $125,000 was received in the first quarter of 1997. Payments in excess of $1,000,000 will be payable to NetCo Partners if royalties (based on a percentage of the selling price of the licensed products sold by Playmates Toys, Inc.) exceed $1,000,000. In addition, NetCo Partners has licensed TAD WILLIAMS' MIRRORWORLD to HarperCollins for publication as an illustrated novel.

(13)  COMMITMENTS AND CONTINGENCIES:

       OPERATING LEASES-

The Company conducts its operations in various leased facilities, including retail locations, and under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses, including, in some instances, contingent rentals based on sales. Lease terms expire at various dates through the year 2004. Also, certain equipment used in the Company's operations is leased under operating leases. A schedule of fixed operating lease commitments at December 31, 1996 follows:

                 1997                $    1,309,713
                 1998                     1,005,836
                 1999                       932,059
                 2000                       822,837
                 2001                       474,697
                 Thereafter                 394,431
                                     --------------
                          Total      $    4,939,573
                                     ==============

Rent expense, including equipment rentals, was $1,175,443 and $637,536 during 1996 and 1995 respectively, and is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

       EMPLOYMENT AGREEMENTS-

Effective July 1, 1993, the Company entered into five year employment agreements with each of Mitchell Rubenstein, to serve as Chairman of the Board and Chief Executive Officer, and Laurie Silvers, to serve as Vice Chairman of the Board and President . Mitchell Rubenstein and Laurie Silvers are also shareholders in the Company. The terms of each of the employment agreements will automatically be extended for successive one year terms unless the Company or the executive gives written notice to the other at least 90 days prior to the then scheduled expiration date. Each of the employment agreements provides for an annual salary of $200,000 (subject to cost-of-living increases), an annual bonus of an amount determined by the Board of Directors (but not less than $25,000), and an automobile allowance of $650 per month. Each employment agreement generally provides that the executive will continue to receive his or her salary until the expiration of the terms of the employment agreements if the executive's employment is terminated by the Company for any reason other than death, disability or cause (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the executive's disability, and that the executive's estate will receive a lump-sum payment equal to one year's base salary plus a pro rata portion of any bonus to which the executive is entitled upon termination of the employment agreement by reason of the executive's death. A termination by the Company of the employment of one of the executives will constitute a termination without cause of the other executive for purposes of the employment agreements. Each employment agreement also prohibits the executive from directly or indirectly competing with the Company for one year after termination of the employment agreement for any reason except the Company's termination of the executive's employment without cause. If a Change of Control (as defined in the employment agreements) occurs, the employment agreements provide for the continued employment of the executives until the earlier of two years following the Change of Control or the then scheduled expiration date of the term of employment. In addition, following a Change of Control, if the executive's employment is terminated by the Company other than for cause or by reason of the executive's death or disability, or by the executive for certain specified reasons (such as a reduction of the executive's compensation or diminution of the executive's duties), the executive will receive a lump-sum cash payment equal to three times the executive's then existing base salary and most recent annual bonus. Mitchell Rubenstein and Laurie Silvers each received compensation for the years ended December 31, 1996 and 1995 of $241,611 and $224,196, respectively, which is included in Salaries and benefits in the accompanying Consolidated Statements of Operations.

       CONSULTING AGREEMENTS-

The Company has entered into consulting agreements, with various experts in the industry, which expire through March 2003. Four of the these consultants (two of which are Directors of the Company) have the option to receive either cash or stock options to purchase the Company's common stock, exercisable for nominal consideration, in consideration for services rendered. The number of shares under such options are determined based on the fair market value of the Company's common stock at the date of grant. During 1996 and 1995, each of the four consultants received stock options with a fair market value of $25,000 and $21,875, respectively, which is reflected as an addition to Additional paid-in-capital in the accompanying Consolidated Statements of Shareholders' Equity. Total expenses relating to these agreements for each of the years ended December 31, 1996 and 1995 was $100,000 and $114,400, respectively, and is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The minimum future obligation on the above agreements at December 31, 1996 is $50,000 due in 1997.

         SHAREHOLDER/DIRECTOR CONSULTING AGREEMENT-

The Company is obligated under a ten year consulting agreement, which expires November 2003, to pay the Chief Executive Officer of its book licensing and packaging division (who is also one of its shareholders/directors) $30,000 per year for services. The agreement can be terminated by either the Company or the shareholder/director beginning in January 1998 or under certain other conditions.

Additionally, as a result of the Company entering into a financing transaction to raise capital in excess of $1,000,000 through the sale of the Company's securities within nine months of the date of the agreement entered into as part of the acquisition of Tekno Books, this shareholder/director had the option to require the Company to purchase, at $6.00 per share, 50,000 shares of the Company's common stock. The carrying value of these shares of $300,000 is reflected as "Common Stock Subject to Redemption" in the accompanying consolidated balance sheet as of December 31, 1995. The common stock redemption option expired unexercised on June 13, 1996. Accordingly, the $300,000 was reclassified to common stock and additional paid-in capital as reflected in the consolidated balance sheet as of December 31, 1996.

         AGREEMENT WITH INVESTMENT BANKERS-

In August 1996, the Company entered into an agreement with an investment banker (the "Strategic Advisor") to provide financial and strategic advisory services. As consideration for services performed under this agreement, the Company has paid the Strategic Advisor an annual retainer fee consisting of $25,000 in cash and issued four-year warrants to purchase 35,000 shares of the Company's common stock at $5.138 per share, the then market value of the stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

               NAME                AGE                  POSITION
               ----                ---                  --------

Mitchell Rubenstein(1)(2)......    43       Chairman and Chief Executive Officer

Laurie S. Silvers(1)...........    45       Vice Chairman, President, Secretary
                                            and Publisher

Dr. Martin H. Greenberg(1).....    56       Chief Executive Officer of Tekno
                                            Books and Director

Harry Hoffman(2)...............    69       Director

Dr. Lawrence Gould(2)..........    66       Director

Jules L. Plangere, Jr..........    76       Director

E. Donald Lass.................    59       Director

Deborah J. Simon...............    40       Director

John W. Waller, III............    45       Director

----------
(1)    Member of Compensation Committee
(2)    Member of Stock Option Committee


         MITCHELL RUBENSTEIN is a founder of the Company and has served as its Chairman of the Board and Chief Executive Officer since its inception in January 1993. Mr. Rubenstein was a founder of the Sci-Fi Channel, a 24-hour national cable television network devoted to science fiction, fantasy and horror programming, which was acquired from Mr. Rubenstein and Laurie S. Silvers by USA Network (a partnership of Viacom and the Universal division of The Seagram Company, Ltd.) in March 1992. Mr. Rubenstein served as President of the Sci-Fi Channel from January 1989 to March 1992 and served as Co-Vice Chairman of the Sci-Fi Channel from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Mr. Rubenstein practiced law for 10 years, including as a partner with Rubenstein & Silvers, a law firm that specialized in entertainment, cable television and broadcasting law, from 1981 to 1989. Mr. Rubenstein also co-owned and served as an executive officer of several cable television systems (including Flagship Cable Partners, which owned a cable television system serving Boynton Beach and portions of Palm Beach County, Florida) from 1983 to 1989. Mr. Rubenstein received a J.D. degree from University of Virginia School of Law in 1977 and a Masters in Tax Law from New York University School of Law in 1979. Together with Ms. Silvers, Mr. Rubenstein was named Co-Business Person of the Year, City of Boca Raton, Florida, in 1992. Mr. Rubenstein is married to Laurie S. Silvers.

         LAURIE S. SILVERS is a founder of the Company and has served as its Vice Chairman, President and Secretary since its inception in January 1993. Ms. Silvers also serves as the Company's Publisher. Ms. Silvers was a founder of the Sci-Fi Channel, of which she served as Chief Executive Officer from January 1989 to March 1992 and Co-Vice Chairman from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Ms. Silvers practiced law for 10 years, including as a partner with Rubenstein & Silvers, a law firm that specialized in entertainment, cable television and broadcasting law, from 1981 to 1989. Ms. Silvers also co- owned and served as an executive officer of several cable television systems (including Flagship Cable Partners, which owned a cable television system serving Boynton Beach and portions of Palm Beach County, Florida) from 1983 to 1989 and co-owned a television station from 1990 to 1991. Ms. Silvers received a J.D. degree from University of Miami School of Law in 1977. Ms. Silvers has also served on the Board of Directors of the Pine Crest Preparatory School, Inc. since 1993. She has been a member of the Pine Crest Preparatory School, Inc. Board of Advisors (Boca Raton Campus) since 1987, and also currently serves as its Chairman. Ms. Silvers has served as a member of the executive Advisory Board of the School of Business of Florida Atlantic University since 1996, and has been a member of the Economic Council of Palm Beach County since 1995. Together with Mr. Rubenstein, Ms. Silvers was voted Co-Business Person of the Year, City of Boca Raton, Florida, in 1992, and has been a keynote speaker at various business symposia, including one held at Harvard Business School. Ms. Silvers is married to Mitchell Rubenstein.

         DR. MARTIN H. GREENBERG has served as a director of the Company since July 1993, and as a consultant to the Company from February 1993 to December 1994. Since December 1994, Dr. Greenberg has served as Chief Executive Officer of Tekno Books, 51% of which is owned by the Company and 49% of which is owned by Dr. Greenberg. Dr. Greenberg was President and a principal shareholder of Tomorrow, Inc., a company engaged in book licensing and packaging, from 1990 until its acquisition by the Company in 1994. See "Certain Relationships and Related Transactions -- Tekno Books Acquisition." Dr. Greenberg is also co-publisher of MYSTERY SCENE MAGAZINE, a trade journal of the mystery genre of which the Company owns a majority interest, and a member of the Board of Advisors of the Sci-Fi Channel. Dr. Greenberg is widely regarded as the leading anthologist in trade publishing, and has served as editor or author of more than 600 books in various genre, including science fiction, fantasy, mystery and adventure. Dr. Greenberg also is the 1995 recipient of the Ellery Queen Award, presented by the Mystery Writers of America for Lifetime Achievement.

         HARRY T. HOFFMAN has served as a director of the Company since July 1993. Prior to his retirement in 1991, Mr. Hoffman served as President and Chief Executive Officer of Waldenbooks, Inc., a leading national retailer of books, magazines and related items, from 1979 to 1991, and as President and Chief Executive Officer of Ingram Book Company, a national book wholesaler, from 1968 to 1978.

         DR. LAWRENCE GOULD has served as a director of the Company since July 1993. Dr. Gould served as an executive officer of M/A-COM, Inc., a New York Stock Exchange listed company engaged in the manufacture of electronic components for the defense industry, from 1962 to 1982, including as Chief Executive Officer (1975 to 1982), President (1969 to 1975) and Executive Vice President and Chief Operating Officer (1962 to 1969); he also served as Chairman of the Board of M/A-COM, Inc. from 1978 to 1982 and as a consultant to that company from 1982 to 1990. Dr. Gould's primary business activities since 1990 have been as Chairman of the Board and principal of several private companies, including Gould Enterprises, Inc. (resort development) and Point Sebago Enterprises, Inc. (management of the Point Sebago, Maine resort), since 1974, and Chairman of the Board of Point Sebago Camp Sunshine, Inc., a not-for-profit corporation, since 1985.

         JULES L. PLANGERE, JR. has served as a director of the Company since July 1993. Mr. Plangere has been Chairman of the Board of Asbury Park Press, Inc. ("Asbury Park Press"), the owner of ASBURY PARK PRESS, New Jersey's second largest newspaper since 1980 and has served Asbury Park Press in various capacities since 1947, including Chief Executive Officer (1980 to 1991), Publisher of ASBURY PARK PRESS (1977 to 1991), President and General Manager (1974 to 1977) and Production Manager (1954 to 1974). In addition, Mr. Plangere has been Chairman of the Board of New Jersey Press, Inc., of which Asbury Park Press is a wholly owned subsidiary, since May 1991. Mr. Plangere is a former director of the New Jersey State Chamber of Commerce and a trustee and former chairman of the Monmouth College Board of Trustees.

         E. DONALD LASS has served as a director of the Company since July 1993. Mr. Lass has been President and Chief Executive Officer of New Jersey Press since May 1991, President and Chief Executive Officer of Asbury Park Press since 1980 and 1991, respectively, and Editor and Publisher of ASBURY PARK PRESS since 1991. Mr. Lass is a member of numerous trade organizations, including the American Society of Newspaper Editors, the American Newspaper Publishers Association, the Society of Newspaper Design, the National Association of Broadcasters and the National Association of Television Programming Executives, and has served as Chairman (1989) and President (1988) of the New Jersey Press Association and as President (1989) of the New Jersey Press Foundation. Mr. Lass currently serves as Chairman of the New Jersey State Committee on Press Freedom and Press Responsibility, a director of the Journalism Resources Institute at Rutgers University, a member of the Board of Visitors of Columbia University Graduate School of Journalism, and a member of the Board of Overseers of Rutgers University.

         DEBORAH J. SIMON has served as a director of the Company since November 1995. Ms. Simon has held the position of Senior Vice President of Simon Property Group, now the Simon-DeBartolo Group, an Indianapolis-based real estate development and management firm that is listed on the New York Stock Exchange, since 1991. Prior to that, Ms. Simon served as Vice President -- Western Region Leasing of the Simon Property Group. Prior to serving as a leasing representative, Ms. Simon served as director of internal communications and assistant director of training at the Simon Property Group. She also has been an independent producer, with several television credits to her name. A native of Indianapolis, Ms. Simon attended the University of Southern California. She is a member of the International Council of Shopping Centers and is a graduate of that organization's leasing institute. She currently serves on the Board of Directors of the Indianapolis Children's Museum, Indiana Repertory Theatre, Indianapolis Museum of Art and Circle Centre's Youth Investment Fund.

         JOHN W. WALLER, III was elected to serve as a director of the Company in 1996. Mr. Waller is the Chairman of Waller Capital Corporation, a cable television investment banking firm that he founded in 1982. Prior to founding Waller Capital Corporation, Mr. Waller served as a divisional manager for Home Box Office, Inc. ("HBO"), with responsibility for HBO's relationship with more than 300 cable operators in the middle-Atlantic states. Prior to working with HBO, Mr. Waller served as financial analyst in the corporate treasurer's office of Time, Inc., the parent company of HBO. A native of Alexandria, Virginia, Mr. Waller holds an undergraduate degree and a master's degree in Business Administration from the University of Virginia. Mr. Waller serves on the Board of Directors of Convergent Media Systems Corporation and Winthrop Opportunity Funds, and is a member of the James Madison Council of the Library of Congress.

         The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

         Pursuant to the Simon Stock Purchase Agreement, Tekno Simon has the right to designate one nominee to the Company's Board of Directors until such time as Tekno Simon holds less than 25% of the sum of (i) the shares of Series A Preferred Stock purchased pursuant to the Simon Stock Purchase Agreement (or shares of Common Stock issued or issuable upon conversion thereof) and (ii) the shares of Common Stock purchased by Tekno Simon in the Company's August 1995 private offering. Certain principal shareholders of the Company, including Mitchell Rubenstein, Laurie S. Silvers, Asbury Park Press and Dr. Martin H. Greenberg, have agreed to vote their shares of Common Stock in favor of the election of Tekno Simon's nominee to the Board of Directors. Tekno Simon's current nominee on the Board of Directors is Deborah J. Simon. See "Certain Relationships and Related Transactions -- Preferred Stock Investment by Tekno Simon."

         In connection with the Company's public offering consummated in April 1996, the Company has also agreed, for the one year period from consummation of the offering, to elect one designee of the lead underwriter to the Board of Directors of the Company. The Underwriter's nominee to the Board of Directors is John W. Waller, III.

OTHER SIGNIFICANT PERSONNEL

         Although not executive officers of the Company, the following individuals play a significant role in the Company's operations:

         PHILIP R. EGGEN, the Company's Senior Vice President -- Retail Operations, has served as an officer of the Company since March 1994. Prior to joining the Company, Mr. Eggen served as District Manager for South Florida for Blockbuster Entertainment Corporation ("Blockbuster") from April 1989 to February 1994, where his responsibilities included supervising approximately 200 employees through store managers, as well as enforcing compliance with corporate policies on store appearance, operational standards and customer service.

         JAMES TRINDADE, the Company's Senior Vice President -- Corporate Operations/Real Estate, has served as an officer of the Company since August 1993. Prior to joining the Company, Mr. Trindade was the owner and President of Realty Marketing Corporation, a privately owned real estate brokerage, development and management company, since 1976. Mr. Trindade is a former director of the Palm Beach County Association of Realtors and a member of the Florida and National Associations of Realtors.

         DEAN JOLLIFFE has served as the Company's Director of Retail Operations since October 1995. From April 1991 until October 1995, Mr. Jolliffe was employed at Blockbuster where he held a number of positions in operations management, most recently that of Franchise Operations Manager, where his responsibilities included overseeing more than 1,500 employees in 132 Blockbuster Video stores. Mr. Jolliffe provides the Company with more than 20 years of experience within the fields of operations and multi-unit management.

         BETH KRUMPER joined the Company in February 1995 as Director of Human Resources. Before joining the Company, Ms. Krumper was with Blockbuster for more than five years, where she held a number of positions in Blockbuster's Human Resources department and was responsible for human resources for all company-owned video stores in the Southeast and for all Golf and Games, Block Party, corporate and regional Blockbuster employees.

         MELISSA FORZLY joined the Company as Controller in January 1996. Prior to joining the Company, Ms. Forzly was Controller of Pharmacy Services Group/Managed Healthcare Systems, Inc., a mail-order pharmaceutical company, where she supervised the accounting department and was responsible for all set-up, implementation and reporting of all financial information. Ms. Forzly also has extensive financial experience in the retail industry. Ms. Forzly is a graduate of Boston University.

         LARRY SEGRIFF joined the Company in July 1994 as Vice President of Tekno Books. For at least five years prior thereto, Mr. Segriff was a self-employed writer and editor, and since 1993 has also served as assistant editor of MYSTERY SCIENCE MAGAZINE. Mr. Segriff is the author of more than a dozen science fiction, fantasy, mystery and horror short stories. His story, "Unkindest Cut," appeared in THE YEAR'S 25 FINEST CRIME AND MYSTERY STORIES (FOURTH ANNUAL EDITION), published by Carroll & Graf. SPACER DREAMS, his first novel, was published by Baen Books in November 1995. Mr. Segriff is also the co-editor of the multiple-award-winning THE FINE ART OF MURDER (Carroll & Graf,
1993) and the recently published anthology FUTURE NET (DAW Books).

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners for the year ended December 31, 1996 have been complied with.


ITEM 10.          EXECUTIVE COMPENSATION.

         SUMMARY COMPENSATION TABLE. The following table sets forth the aggregate compensation paid in 1996, 1995 and 1994 to the Chief Executive Officer and to the President, the only other executive officer of the Company whose total annual salary and bonus during 1996 was $100,000 or more (the Chief Executive Officer and the President are sometimes referred to herein together as the "Named Executive Officers").

                                                                                                   LONG-TERM
                                                                                                 COMPENSATION
                                                                                                 -------------
                                                         ANNUAL COMPENSATION                        AWARDS
                                         ---------------------------------------------------     -------------
                                                                                    OTHER           SHARES
                                                                                    ANNUAL         UNDERLYING
                                                                                 COMPENSATION     OPTIONS/SARS
NUMBER AND PRINCIPAL POSITION            YEAR         SALARY($)    BONUS($)         ($)              (#)
-----------------------------            ----         ---------    --------      ------------     ------------
Mitchell Rubenstein,                     1996          208,811      25,000         7,800(1)         75,000(2)
Chief Executive Officer                  1995          199,200      25,000         7,800(1)         72,500(2)
                                         1994          151,800      40,000         7,800(1)

Laurie S. Silvers,                       1996          208,811      25,000         7,800(1)         75,000(2)
President                                1995          199,200      25,000         7,800(1)         72,500(2)
                                         1994          151,800      40,000         7,800(1)

----------

(1)    Represents a car allowance paid to the Named Executive Officer.
(2)    Represents options granted under the Company's 1993 Stock Option Plan (the "1993
       Plan").

         EMPLOYMENT AGREEMENTS. Effective July 1, 1993, the Company entered into five year employment agreements with each of Mitchell Rubenstein, the Company's Chairman and Chief Executive Officer, and Laurie S. Silvers, the Company's Vice Chairman and President. The terms of each of the employment agreements are automatically extended for successive one-year terms unless the Company or the Named Executive Officer gives written notice to the other at least 90 days prior to the then-scheduled expiration date. Each of the employment agreements provides for an annual salary currently set at $200,000 (subject to automatic cost-of-living increases), an annual bonus in an amount determined by the Board of Directors (but not less than $25,000) and an automobile allowance of $650 per month.

         Each employment agreement provides that each of the Named Executive Officers will continue to receive his or her salary until the expiration of the term of the employment agreements if the Named Executive Officer's employment is terminated by the Company for any reason other than death, disability or Cause (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the Named Executive Officer's disability, and that the Named Executive Officer's estate will receive a lump sum payment equal to one year's base salary plus a pro rata portion of any bonus to which the Named Executive Officer is entitled upon termination of the employment agreement by reason of the Named Executive Officer's death.

         The term "Cause" is defined in the employment agreements to mean (a) a Named Executive Officer's act or omission which constitutes a willful and material breach of such Named Executive Officer's employment agreement which is not cured within 30 days after such Named Executive Officer's receipt of notice of such breach, (b) a Named Executive Officer's fraud, embezzlement or misappropriation of the Company's assets or property, or (c) a Named Executive Officer's conviction for a criminal act that is a felony. A termination by the Company of one of the Named Executive Officer's employment without Cause will constitute a termination without Cause of the other Named Executive Officer for purposes of the employment agreements. Each employment agreement also prohibits the Named Executive Officer from directly or indirectly competing with the Company for one year after termination of the employment agreement for any reason except the Company's termination of the Named Executive Officer's employment without Cause.

         If a Change of Control (as defined in the employment agreements) occurs, the employment agreements provide for the continued employment of the Named Executive Officers until the earlier of two years following the Change of Control or the then-scheduled expiration date of the term of employment. The term "Change of Control," as used in the employment agreements, is defined to mean (a) any person's or group's acquisition of 20% or more of the combined voting power of the Company's outstanding securities, or (b) in the event of any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, the persons who were directors of the Company prior to such transaction ceasing to constitute a majority of the Board of Directors following the transaction. In addition, following a Change in Control, if the Named Executive Officer's employment is terminated by the Company other than for Cause or by reason of the Named Executive Officer's death or disability, or by the Named Executive Officer for certain specified reasons (such as a reduction of the Named Executive Officer's compensation or diminution of the Named Executive Officer's duties), the Named Executive Officer will receive a lump sum cash payment equal to three times the Named Executive Officer's then-existing base salary and most recent annual bonus.


         OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 1996 to each of the Named Executive Officers:

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                         -------------------------------------------------------------------
                           NUMBER OF
                          SECURITIES        % OF TOTAL
                          UNDERLYING      OPTIONS GRANTED        EXERCISE
                            OPTIONS       TO EMPLOYEES IN         OR BASE         EXPIRATION
      NAME               GRANTED(#)(1)      FISCAL YEAR       PRICE ($/SHARE)        DATE
-------------------      -------------    ---------------     ---------------     ----------
Mitchell Rubenstein         75,000              44%                $6.38           5/16/06

Laurie Silvers              75,000              44%                $6.38           5/16/06

----------
(1) Represents options granted under the 1993 Plan. Such options vest in four equal installments over a four-year period commencing one year from the date of grant.


         STOCK OPTIONS HELD AT END OF 1996. The following table indicates the total number and value of exercisable and unexercisable stock options held by each Named Executive Officer as of December 31, 1996. No options were exercised by the Named Executive Officers during the year ended December 31, 1996.

                             NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                            UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                           OPTIONS AT FISCAL YEAR END          AT FISCAL YEAR END(1)
                          -----------------------------    -----------------------------

       NAME               EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
-------------------       -----------     -------------    -----------    --------------
Mitchell Rubenstein         18,125           129,375           --              --

Laurie S. Silvers           18,125           129,375           --              --

----------

(1) There were no in-the-money options for the Named Executive Officers at December 31, 1996.


         LONG-TERM INCENTIVE AND PENSION PLANS. The Company does not have any long-term incentive or pension plans.

         COMPENSATION OF DIRECTORS. Directors of the Company who are neither employees nor consultants ("non-employee directors") are compensated at the rate of $1,000 for each meeting of the Board of Directors attended, and all directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings. The Company has established for the non-employee directors the Director's Stock Option Plan (the "Directors Plan"), which provides for automatic grants to each non-employee director of options to purchase shares of Common

Stock having a market value at the time of grant equal to $25,000 (i) upon a person's election as a director and (ii) each year thereafter upon such person's reelection as a director of the Company, in both instances at an exercise price equal to the fair market value of the Common Stock on the date of the grant. A total of 50,000 shares of Common Stock have been reserved for issuance upon exercise of options granted under the Directors Plan. Options granted under the Directors Plan become exercisable six months after the date of grant and expire five years after the date of grant. The Board of Directors, in its discretion, may cancel all options granted under the Directors Plan that remain unexercised on the date of consummation of certain corporate transactions described in the Directors Plan. The Directors Plan will terminate in July 2003 unless sooner terminated under the provisions thereof. As of March 21, 1997, options to purchase 29,464 shares of Common Stock were outstanding under the Directors Plan as follows:

                            NUMBER OF
                          SHARES SUBJECT       EXERCISE                       EXPIRATION
 NAME OF DIRECTOR           TO OPTIONS          PRICE        GRANT DATE          DATE
 ----------------         ---------------      --------      ----------       ----------
Dr. Lawrence Gould            3,125             $8.00          11/1/93         11/1/03
                              4,762             $5.25          8/23/96         8/23/01

Harry T. Hoffman              3,125             $8.00          11/1/93         11/1/03
                              4,762             $5.25          8/23/96         8/23/01

Deborah J. Simon              4,166             $6.00          11/8/95         11/8/05
                              4,762             $5.25          8/23/96         8/23/01

John W. Waller, III           4,762             $5.25          8/23/96         8/23/01


         See "Certain Transactions -- Consulting Agreements" for a description of consulting agreements between the Company and certain of its directors.

         STOCK OPTION PLAN. Under the 1993 Plan, 1,000,000 shares of Common Stock are reserved for issuance upon exercise of options. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of the Company's Board of Directors (the "Committee") administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible consultants and employees, including officers of the Company.

         The 1993 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Code) and nonqualified stock options. Options are granted under the 1993 Plan on such terms and at such prices as determined by the Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant or more than 10 years from the date of grant. Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorizes the Company to make loans to optionees to enable them to exercise their options. Such loans must provide for recourse to the optionee, be interest-bearing and be secured by the shares of Common Stock purchased.

         Except for certain options granted and to be granted pursuant to the consulting agreements (see "Certain Relationships and Related Transactions -- Consulting Agreements"), the exercise price of all options granted under the 1993 Plan will not be less than 85% of fair market value of Common Stock on the date of grant.

         As of March 21, 1997, options to purchase 770,827 shares of Common Stock were outstanding under the 1993 Plan.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. All compensation decisions during 1996 were made by the Compensation Committee, which consisted of Mitchell Rubenstein and two independent directors, Harry T. Hoffman and Dr. Lawrence Gould. No changes to the compensation of either of the Named Executive Officers were made in 1996.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 21, 1997 by (i) each of the shareholders of the Company who owns more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer of the Company, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that all beneficial owners named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

                                                                 PERCENTAGE OF
            NAME AND ADDRESS OF              NUMBER OF SHARES     BENEFICIAL
            BENEFICIAL OWNER(1)            BENEFICIALLY OWNED     OWNERSHIP
----------------------------------------   ------------------    -------------
Mitchell Rubenstein(2).................        1,736,705             28.4%
Laurie S. Silvers(2)...................        1,736,705             28.4%
Asbury Park Press, Inc.(3).............          758,229             12.2%
Tekno Simon, LLC(4)....................          400,562              6.3%
Dr. Martin H. Greenberg(5).............          254,062              4.2%
Harry T. Hoffman(6)....................            7,887              *
Dr. Lawrence Gould(6)..................            7,887              *
Jules L. Plangere, Jr.(7)(8)...........            9,764              *
E. Donald Lass(7)(8)...................            9,764              *
Deborah J. Simon(9)....................            8,928              *
John W. Waller, III (10)...............            4,762              *

                                                                 PERCENTAGE OF
            NAME AND ADDRESS OF              NUMBER OF SHARES     BENEFICIAL
            BENEFICIAL OWNER(1)            BENEFICIALLY OWNED     OWNERSHIP
----------------------------------------   ------------------     ------------

All directors and executive officers
of the Company as a group (nine
  persons)(7)(9)(11)...................        2,039,759            32.9%


*      Less than 1%

(1) The business address of Mr. Rubenstein and Ms. Silvers is 2255 Glades Road, Suite 237 West, Boca Raton, Florida 33431; the business address of Asbury Park Press, Inc. is 3601 Highway 66, Neptune, New Jersey 07754; and the business address of Tekno Simon, LLC is 115 W. Washington Street, Indianapolis, Indiana 46204.
(2) All of such shares owned by Mr. Rubenstein and Ms. Silvers are held by them as tenants by the entirety. Includes for each of Mr. Rubenstein and Ms. Silvers 18,125 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of the date hereof.
(3) Includes 100,000 shares of Common Stock issuable pursuant to currently exercisable stock options.
(4) Includes 192,000 shares of Series A Preferred Stock and 44,650 shares of Series B Preferred Stock. The Series A Preferred Stock and Series B Preferred Stock vote together with the Common Stock as a single class (except as required by law), with the Series A Preferred Stock and Series B Preferred Stock having one vote per share.
(5) Includes (i) 91,667 shares of Common Stock owned by Dr. Greenberg's spouse, and (ii) 24,028 shares of Common Stock issuable pursuant to currently exercisable stock options.
(6) Represents shares of Common Stock issuable pursuant to currently exercisable stock options.
(7) Does not include 758,229 shares of Common Stock beneficially owned by Asbury Park Press, of which Messrs. Plangere and Lass are directors and executive officers, with respect to which shares Messrs. Plangere and Lass disclaim beneficial ownership.
(8) Includes shares of Common Stock issuable pursuant to currently exercisable stock options held by each of Messrs. Plangere and Lass.
(9) Includes 4,166 shares of Common Stock issuable pursuant to stock options which become exercisable within 60 days of the date hereof. Does not include the shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock owned by Tekno Simon, with respect to which Ms. Simon disclaims beneficial ownership. Tekno Simon is controlled by Melvin Simon, Deborah J. Simon's father.
(10) Includes 109,270 shares of Common Stock issuable pursuant to options exercisable within 60 days of the date hereof.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ASBURY PARK PRESS

         Asbury Park Press, which owns the second largest newspaper in New Jersey, is a principal shareholder of the Company, having invested an aggregate of approximately $2,250,000 in the Company both before its initial public offering and in its 1995 private offering (see "August 1995 Private Offering," below and "Security Ownership of Certain Beneficial Owners and Management" under
Item 11 of Part III of this Form 10-KSB).In July 1993, Mitchell Rubenstein and Laurie S. Silvers entered into a stock option agreement with Asbury Park Press, at the request of Asbury Park Press, pursuant to which they granted Asbury Park Press a two-year option to purchase a number of shares of Common Stock equal to 2.5% of the total number of shares of the Company's common stock outstanding from time to time from them for an exercise price of $250,000. In January 1995, Asbury Park Press exercised the option and purchased 98,229 shares of Common Stock from Mr. Rubenstein and Ms. Silvers. Asbury Park Press has no further rights to purchase additional shares of Common Stock from Mr. Rubenstein and Ms. Silvers. In July 1995, the Company granted Asbury Park Press an option to purchase 100,000 shares of Common Stock at a price of $6.13 per share. Such option is exercisable until July 2000. The Company currently has no other outstanding agreements with Asbury Park Press.

TEKNO BOOKS

         During the fourth quarter of 1994, the Company acquired a controlling interest in the book licensing and packaging business (now called Tekno Books) conducted by Dr. Martin H. Greenberg, a director of the Company, and Tomorrow, Inc., a corporation owned by Dr. Greenberg and his wife, Rosalind Greenberg (the "Tekno Books Acquisition"). The total purchase price was $1,600,000, $500,000 of which was paid in cash and the balance of which was paid in shares of the Company's Common Stock valued at the then-current market price. As a result of this acquisition, the book licensing and packaging business formerly conducted by Dr. Greenberg and Tomorrow, Inc. is now held in Tekno Books, 51% of which is owned by the Company and 49% of which is owned by Dr. Greenberg. Dr. Greenberg serves as Chief Executive Officer of Tekno Books.

         The Tekno Books Acquisition was effected through the following transactions: (i) a newly formed subsidiary of the Company merged with Tomorrow, Inc., whereupon Dr. Greenberg and his wife, Rosalind Greenberg, the sole shareholders of Tomorrow, Inc., received an aggregate of 183,334 shares of Common Stock in exchange for their shares; (ii) following the merger, Tomorrow, Inc. (which was then a wholly owned subsidiary of the Company) and Dr. Greenberg formed a partnership ("Tekno Books"), to which Tomorrow, Inc. contributed all of its assets in exchange for a 34.375% interest and Dr. Greenberg contributed substantially all of his rights, including royalties and other income, to market, sell and distribute books, magazines and other publications packaged, printed, produced, published and/or otherwise created by him or pursuant to any contract between him and any author or collaborator in exchange for a 65.625% interest; and (iii) the Company purchased from Dr. Greenberg a 16.625% interest in Tekno Books for $500,000 cash. The Company also agreed to repurchase up to 50,000 of the shares of Common Stock issued to Dr. Greenberg and his wife in the Tekno

Books Acquisition at a price of $6.00 per share if either (i) the Company raised in excess of $1,000,000 in capital through the sale of its securities prior to September 9, 1995 and they so elect, or (ii) they otherwise request the Company to do so at certain times prior to May 1996. The Greenbergs did not exercise such rights and such rights have expired.

CONSULTING AGREEMENTS

         In February 1993, the Company entered into a consulting agreement with Dr. Martin H. Greenberg pursuant to which Dr. Greenberg agreed to render advisory and consulting services to the Company, including identifying best-selling authors to create characters for the Company and negotiating agreements with such authors, arranging for the publication of prose novels and anthologies for children and adults based on the Company's characters and comic books, and attending trade shows and conventions on the Company's behalf. The consulting agreement will expire in November 2003, unless terminated earlier, which termination may only take place under certain conditions. Pursuant to the consulting agreement, in November 1993 Dr. Greenberg began receiving consulting fees of $30,000 per year and was granted options to purchase 6,250 shares of Common Stock at an exercise price of $8.00 per share. In connection with the Tekno Books Acquisition, the consulting agreement was amended on December 9, 1994 (i) to provide that Dr. Greenberg will have the exclusive right to package novelizations based on the Company's entertainment properties, and (ii) in lieu of future annual stock option grants to which Dr. Greenberg was entitled under the original agreement, to grant Dr. Greenberg options to purchase 17,778 shares of Common Stock at an exercise price of $8.4375 per share.

         In July 1993, the Company entered into consulting agreements with each of Messrs. Jules L. Plangere, Jr. (Chairman of the Board of Asbury Park Press, which owns the second largest newspaper in New Jersey), E. Donald Lass (President and Chief Executive Officer of Asbury Park Press), Robert E. McAllan (President of Press Broadcasting Company, Inc., a subsidiary of Asbury Park Press) and Alfred D. Colantoni (Chief Financial Officer of Asbury Park Press and other subsidiaries and affiliates of New Jersey Press) (individually, a "Consultant" and collectively, the "Consultants"), pursuant to which each Consultant agreed, in his individual capacity, to render advisory and consulting services to the Company with respect to the publishing, communications and printing industries. In consideration for their services, each Consultant receives at the end of each six-month period during the term of the agreements $12,500, at the option of the Consultant, in cash or in stock options exercisable for nominal consideration, to purchase a number of shares of Common Stock having a market value at the time of payment equal to $12,500. The consulting agreements were scheduled to expire in July 1995. In May 1995, the Company extended the term of the consulting agreements for a two-year period, provided that all subsequent compensation thereunder shall be payable solely in stock options.

AUGUST 1995 PRIVATE OFFERING

         In August 1995, the Company sold 650,000 shares of its Common Stock for $6.25 per share in a private offering and realized gross proceeds of $4,062,500 and net proceeds of $3,435,738, after deducting fees of the placement agent and other professional fees and related expenses. Pursuant to registration rights granted in connection with the private offering, the

Company has registered the 650,000 shares of Common Stock sold therein for resale under the Securities Act by the holders thereof. Asbury Park Press and Tekno Simon each invested in the private offering $1,000,000 for 160,000 shares of Common Stock. Contemporaneously with the private offering, the Company also entered into an agreement to sell to two investors, for $250,000 and $249,600, respectively, immediately exercisable four-year warrants to purchase an aggregate of 240,000 shares of Common Stock at an exercise price of $6.25 per share. One investor, who participated in the August 1995 private offering, has paid for his warrant in full and the second investor, Martin Ergas, who subsequently purchased Canadian franchise rights from the Company, paid $90,000 during 1995 and $149,600 during 1996, and the balance is expected to be received in 1997.

INVESTMENTS BY AFFILIATE OF SIMON-DEBARTOLO GROUP

         To facilitate expansion of its entertainment division, the Company established a long-term relationship with the largest U.S. shopping mall developer, the Simon-DeBartolo Group (formerly known as the Simon Property Group), and its Co-Chairman, Melvin Simon. Tekno Simon, an affiliate of Mr. Simon, initially invested $1,000,000 in shares of the Company's Common Stock in the Company's August 1995 private placement. See "August 1995 Private Offering," above. Additionally, pursuant to the Simon Stock Purchase Agreement entered into in November 1995, Tekno Simon has also invested a total of $1,600,000. Of such investment, $1,360,000 was used to acquire 217,600 shares of Company's Series A Preferred Stock to fund the costs of developing 17 Entertainment Super/bullet/Kiosks and $240,000 was used to acquire 44,650 shares of the Company's Series B Preferred Stock to fund the costs of developing three additional kiosks (at $80,000 per kiosk). The Simon Stock Purchase Agreement was amended in October 1996 to extend the funding arrangement for the remaining eight kiosks, which was originally to expire at the end of 1996, through March 31, 1997. The agreement provides that the shares are to be purchased by Tekno Simon from time to time in installments following the signing of each new lease between the Company (or one of its affiliates) and the Simon-DeBartolo Group (or one of its affiliates) or any other third party approved by Tekno Simon for a lease by the Company of shopping center space for one of the Company's Entertainment Super/bullet/Kiosks. Neither the Company, Simon-DeBartolo Group, nor any of their respective affiliates are obligated to enter into any such lease, however.

         The Series A Preferred Stock has a stated value of $6.25 per share and accrues non-cash dividends, payable quarterly in shares of Common Stock based on prevailing market prices for the Common Stock. The dividends accrue on the stated value of the outstanding shares of the Series A Preferred Stock at a variable rate equal to a specified bank prime rate (8.25% as of the date hereof). During the two-year period commencing on November 28, 1995, the Series A Preferred Stock is convertible at the option of the holder into shares of Common Stock on a one-for-one basis. After the conversion period expires, the Series A Preferred Stock will be redeemable at any time after November 28, 1997 at the Company's option for $7.1875 per share in cash. Except as otherwise required by law, the holders of the Series A Preferred Stock will be entitled to vote together with the holders of Common Stock on all matters, with each share of Series A Preferred Stock having one vote. The Series A Preferred Stock will have a liquidation preference of $7.1825 per share over the Common Stock. The holders of the Series A Preferred Stock have certain demand and "piggyback" registration rights to have such shares and the shares of Common Stock issued upon conversion thereof or as dividends thereunder registered by the Company for sale by such holders under the Securities Act.

         The terms of the Series B Preferred Stock are identical to those of the Series A Preferred Stock, except that the purchase price per share of the Series B Preferred Stock will be subject to adjustment on the earlier of March 31, 1997 or completion of all of the fundings under the amended stock purchase agreement, based on the market prices of the Common Stock at the time of each such funding, but in no event shall the purchase price be greater than $6.25 per share or less than $4.50 per share. As of the date hereof, 44,650 shares of Series B Preferred Stock are currently issuable under the amended stock purchase agreement (based on the initial purchase price of $5.375 per share as provided in the amended agreement, subject to adjustment as described above).

         Pursuant to the Simon Stock Purchase Agreement, Tekno Simon has the right to designate one nominee to the Company's Board of Directors until such time as Tekno Simon holds less than 25% of the sum of (i) the shares of Series A Preferred Stock purchased pursuant to the stock purchase agreement (or shares of Common Stock issued or issuable upon conversion thereof), and (ii) the shares of Common Stock purchased by Tekno Simon in the Company's August 1995 private offering. Certain principal shareholders of the Company, including Mitchell Rubenstein, Laurie S. Silvers, Asbury Park Press and Dr. Martin H. Greenberg, have agreed to vote their shares of Common Stock in favor of the election of Tekno Simon's nominee to the Board of Directors. Tekno Simon's current nominee on the Board of Directors is Deborah J. Simon.

         The Simon-DeBartolo Group and other affiliates of Tekno Simon are party to various leases with the Company for certain of the Company's Entertainment Super/bullet/Kiosks and its in-line store at the Mall of America.

APPROVAL OF AFFILIATED TRANSACTIONS

         All existing transactions between the Company and its directors, executive officers and principal shareholders are and all such future transactions will be on terms no less favorable than could be obtained from unaffiliated third parties and have been and will be approved by a majority of the independent, disinterested directors of the Company.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS:

                                                               INCORPORATED BY
EXHIBIT        DESCRIPTION                                      REFERENCE FROM
-------        -----------                                      --------------

 3.1   Amended and Restated Articles of Incorporation                  (*)
 3.2   Bylaws                                                          (2)
 4.1   Form of Common Stock Certificate                                (2)
 4.3   Rights Agreement dated as of August 23, 1996 between
       the Company and American Stock Transfer & Trust
       Company, as Rights Agent                                        (3)
 4.2   Form of Warrant Agreement between the Company and
       RAS Securities Corp.(including form of Representative's
       Warrant)                                                        (2)
 10.1  Executive Compensation Plans and Arrangements                  (1)(2)
       (a) Employment Agreement between the
           Company and Mitchell Rubenstein
       (b) Employment Agreement between the Company and               (1)(2)
           Laurie S. Silvers
       (c) 1993 Stock Option Plan                                     (1)(2)
       (d) Directors Stock Option Plan                                (1)(2)
 10.2  Form of Indemnification Agreement between the
       Company and each of its Directors and Officers                 (1)(2)
 10.3  Consulting Agreement dated February 7, 1993, between             (2)
       the Company and Dr. Martin H. Greenberg, and Amendment
       dated as of July 14, 1993
 10.4  Form of Consulting Agreement between the Company and           (1)(2)
       each of Jules L. Plangere, Jr., E. Donald Lass, Robert E.
       McAllan and Alfred D. Colantoni
 10.5  Subscription Agreement dated July 19, 1993, between the          (2)
       Company and Asbury Park Press, Inc.
 10.6  Subscription Agreements between the Company and each             (2)
       of Messrs. James Fisher, Martin H. Greenberg and Louis
       Taylor
 10.7  Sublease and Assignment Agreement dated June 1, 1993,            (2)
       between Titan I Corp. and the Company
 10.8  Form of Agreement between the Company and authors                (2)
 10.9  Amendment No. 2 to Consulting Agreement, between the           (1)(4)
       Company and Martin H. Greenberg

 10.10  Agreement and Plan of Merger among the Company,                 (4)
        Tomorrow, Inc., Dr. Martin H. Greenberg and Rosalind
        Greenberg; Partnership Agreement between Tomorrow,
        Inc. and Dr. Martin H. Greenberg and Amendment No. 1
        thereto; Purchase Agreement between Dr. Martin H.
        Greenberg and the Company Agreement dated April 24,
        1995 with Warner Books
 10.11  Agreement dated April 24, 1995 with Warner Books                (5)
 10.12  Agreement dated April 27, 1995 with Miramax Films               (5)
 10.13  Netco Partners Joint Venture Agreement dated June 29,           (5)
        1995 with C.P. Group, Inc.
 10.14  Preferred Stock Purchase Agreement dated November 8, 1995       (6)
        between the Company and Tekno Simon LLC
 10.15  Registration Rights Agreement dated November 8, 1995            (6)
        with Tekno Simon, LLC
 10.16  Voting Agreement dated November 8, 1995 with Tekno              (6)
        Simon, LLC
 10.17  Franchise Agreement with Martin Ergas                           (7)
 10.18  Master Equipment Lease Agreement with Financing for             (7)
        Science International, Inc.
 10.19  Agreement dated February 22, 1996 with Alliance                 (7)
        Communications
 10.20  Amendment dated as of October 15, 1996 to Preferred             (*)
        Stock Purchase Agreement dated November 8, 1995

 10.21  Preferred Stock Purchase Agreement dated as of December         (*)
        20, 1996 and Auric Partners Limited
 27.1   Financial Data Schedule (for SEC use only)                      (*)


  *      Filed as an exhibit to this Form 10-KSB.
(1)      Management compensation plan or arrangement.
(2) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-69294).
(3) Incorporated by reference from the exhibit filed with the Company's Current Report on Form 8-K dated August 23, 1996.
(4) Incorporated by reference from the exhibit filed with the Company's Report on Form 8-K (Event of December 13, 1994).
(5) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995, as amended.
(6) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995, as amended.
(7) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form SB-2 (No. 333-1224).


         (B)      REPORTS ON FORM 8-K:

                  None

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BIG ENTERTAINMENT, INC.


Date: March 28, 1997                By:   /s/ MITCHELL RUBENSTEIN
                                          -------------------------------------
                                          Mitchell Rubenstein, Chairman of the
                                          Board and Chief Executive Officer
                                          (Principal executive officer and
                                          principal financial and accounting
                                          officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: March 28, 1997                      /s/ MITCHELL RUBENSTEIN
                                          -------------------------------------
                                          Mitchell Rubenstein, Chairman of the
                                          Board and Chief Executive Officer


Date: March 28, 1997                      /s/ LAURIE S. SILVERS
                                          -------------------------------------
                                          Laurie S. Silvers, Vice Chairman and
                                          President


Date: March 28, 1997                      /s/ MARTIN H. GREENBERG
                                          -------------------------------------
                                          Martin H. Greenberg, Director


Date: March 28, 1997                      /s/ HARRY T. HOFFMAN
                                          -------------------------------------
                                          Harry T. Hoffman, Director


Date: March 28, 1997                      /s/ LAWRENCE GOULD
                                          -------------------------------------
                                          Lawrence Gould, Director


Date: March 28, 1997                      /s/ JULES L. PLANGERE, JR.
                                          -------------------------------------
                                          Jules L. Plangere, Jr., Director


Date: March 28, 1997                      /s/ E. DONALD LASS
                                          -------------------------------------
                                          E. Donald Lass, Director

Date: March 28, 1997                      /s/ DEBORAH J. SIMON
                                          -------------------------------------
                                          Deborah J. Simon, Director


Date: March __, 1997                      ------------------------------------
                                          John W. Waller, III, Director

                             BIG ENTERTAINMENT, INC.

                                   FORM 10-KSB
                                DECEMBER 31, 1996

                                INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
                                                                     NUMBERED
EXHIBIT NO.                                                            PAGE
-----------                                                        ------------

  3.1   Amended and Restated Articles of Incorporation ...............   *
 10.20  Amendment dated as of October 15, 1996 to Preferred              *
        Stock Purchase Agreement dated November 8, 1995 .............
 10.21  Preferred Stock Purchase Agreement dated as of December          *
        20, 1996 and Auric Partners Limited .........................
 27.1   Financial Data Schedule (for SEC use only) ..................    *