Form 10QSB
period 1997-03-31
BIG ENTERTAINMENT INC
filed 1997-05-15
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          As of May 13, 1997, the number of shares outstanding of the issuer's Common Stock, $.01 par value was 5,870,601.



                             BIG ENTERTAINMENT, INC.

                                Table of Contents

PART I                FINANCIAL INFORMATION                                                          PAGE(S)
------                ---------------------                                                          -------
Item 1.               Consolidated Financial Statements

                            Consolidated Balance Sheets as of March 31, 1997 (unaudited) and
                            December 31, 1996....................................................       3

                            Consolidated Statements of Operations for the three months
                            ended March 31, 1997 and 1996 (unaudited)............................       4

                            Consolidated Statements of Cash Flows for the three  months
                            ended March 31, 1997 and 1996 (unaudited)............................       5

                            Notes to Unaudited Consolidated Financial Statements.......                 6

Item 2.               Management's Discussion and Analysis or Plan of Operations....                 7 - 17

PART II               OTHER INFORMATION


Item 6.               Exhibits and Reports on Form 8-K                                                 18

Signature             .................................................................................19



                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1997 and December 31, 1996
                                                                                      March 31,         December 31,
                                                                                         1997              1996
                                                                                     ----------         ------------
                         ASSETS                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                       $    550,272        $   1,675,852
  Trade receivables, net                                                               129,906               95,547
  Merchandise inventories                                                            1,503,601            1,410,603
  Prepaid expenses                                                                     533,997              654,255
  Franchise fee receivable                                                             700,000              700,000
  Other current assets                                                                  69,473               64,167
                                                                                --------------       --------------
  Total current assets                                                               3,487,249            4,600,424

PROPERTY AND EQUIPMENT, net                                                          2,182,460            2,349,108
INTANGIBLE ASSETS, net                                                                 383,309              491,265
GOODWILL, net                                                                          340,397              345,257
OTHER ASSETS                                                                           439,390              457,365
                                                                                --------------       --------------
TOTAL ASSETS                                                                      $  6,832,805        $   8,243,419
                                                                                ==============       ==============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                $    987,046        $   1,021,264
  Accrued professional fees                                                            137,570               98,520
  Other accrued expenses                                                               480,223              423,989
  Deferred revenue                                                                   1,250,846            1,268,455
  Loan from shareholder/officer                                                        200,000                    0
  Current portion of capital lease obligations                                         503,103              503,103
                                                                                --------------       --------------
  Total current liabilities                                                          3,558,788            3,315,331
                                                                                --------------       --------------

CAPITAL LEASE OBLIGATIONS, less current portion                                        638,756              731,807
                                                                                --------------       --------------
MINORITY INTEREST                                                                            -                4,414
                                                                                --------------       --------------
SHAREHOLDERS' EQUITY:
  Series A variable rate convertible preferred stock, $6.25 stated
      value, 217,600 shares authorized; 217,600 issued and outstanding at March 31, 1997 and 217,600 shares issued and outstanding at December 31, 1995.  Liquidation preference of $1,388,491 at
      March 31, 1997.                                                                1,360,000            1,360,000
  Series B variable rate convertible preferred stock, $5.375 stated
      value, 142,223 shares authorized; 29,767 issued and outstanding at March 31, 1997 and at December 31, 1996.  Liquidation preference
      of $186,049 at March 31, 1997.                                                   160,000              160,000
  Series C variable rate convertible preferred stock, $100 stated
      value, 100,000 shares authorized; 20,000 issued and outstanding at March 31, 1997 and at December 31, 1996.  Liquidation preference of
      $2,000,000 at March 31, 1997.                                                  2,000,000            2,000,000
  Common stock, $.01 par value, 25,000,000 shares authorized;
      5,870,601 shares issued and outstanding at March 31, 1997 and at
      December 31, 1996 .                                                               58,706               58,706
  Additional paid-in-capital                                                        22,056,856           22,039,194
  Warrants outstanding                                                                 570,700              566,600
  Accumulated deficit                                                              (23,571,001)         (21,992,633)
                                                                                --------------       --------------
  Total shareholders' equity                                                         2,635,261            4,191,867
                                                                                --------------       --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $    6,832,805       $    8,243,419
                                                                                ==============       ==============


     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated balance sheets.



                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                          Three Months Ended March 31,
                                                            1997               1996
                                                      -------------       ------------
NET REVENUES                                          $   1,707,322       $  1,535,623

COST OF SALES                                               954,405            970,092
                                                      -------------       ------------
    Gross profit                                            752,917            565,531
                                                      -------------       ------------
OPERATING EXPENSES:
    Selling, general and administrative                   1,146,580          1,228,135
    Salaries and benefits                                   950,461            768,055
    Amortization of goodwill and Intangibles                113,145            112,407
                                                     --------------       ------------
        Total operating expenses                          2,210,186          2,108,597
                                                     --------------       ------------
        Operating loss                                   (1,457,269)        (1,543,066)

OTHER (INCOME) EXPENSE:

    Interest (income) expense                                49,108             57,728
    Other, net                                              (10,219)            (5,325)
                                                      -------------       ------------
        Loss before minority interest                    (1,496,158)        (1,595,469)

MINORITY INTEREST                                           (31,980)           (52,216)
                                                      -------------       ------------
        Net loss                                      $  (1,528,138)      $ (1,647,685)
                                                      =============       ============
Net loss per common and common
equivalent share                                      $       (0.26)      $      (0.35)
                                                      =============       ============
Weighted average number of common
and common equivalent shares outstanding                  5,870,601          4,723,876
                                                      =============       ============

     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.



                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)
                                                                  Three Months Ended March 31,
                                                                      1997            1996
                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $   (1,528,138)   $ (1,647,685)
    Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                    282,673         258,060
      Issuance of compensatory stock options and warrants               17,662               -
      Amortization of deferred sale leaseback charge                    12,441               -
     Minority interest                                                  31,980          52,216
      Changes in assets and liabilities:
        Trade receivables                                              (34,359)       (294,937)
        Prepaid expenses                                               120,258        (213,659)
        Merchandise inventories                                        (92,998)        (83,443)
        Other current assets                                            (5,306)        (70,964)
        Other assets                                                   145,927         (30,517)
        Accounts payable                                               (34,218)        (88,306)
        Accrued professional fees                                       39,050          49,351
        Deferred revenue                                               (17,609)        183,409
        Other accrued expenses                                          26,004         (29,664)
                                                                 -------------     -----------
          Net cash used in operating activities                     (1,036,633)     (1,916,139)
                                                                 -------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Netco Partners                                       (74,866)        (33,500)
    Loan from shareholders/officers                                    200,000               -
    Capital expenditures, net                                                -         (96,348)
    Investment in Patents and Trademarks                                  (330)        (23,377)
    Return of capital from Tekno Books to minority shareholder         (89,480)       (131,644)
                                                                 -------------     -----------
          Net cash provided by (used in) investing activities           35,324        (284,869)
                                                                 -------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of preferred stock                            -         400,000
    Proceeds from the issuance of warrants                               4,100               -
    Proceeds from sale of 8.5% convertible promissory note                   -         500,000
    Proceeds from sale of Assets                                             -         803,372
    Dividends on preferred stock                                       (20,000)
    Repayments under capital lease obligations                        (108,371)        (83,619)
    Receipts of subscription receivable                                      -         184,600
                                                                 -------------     -----------
          Net cash provided by financing activities                   (124,271)      1,804,353
                                                                 -------------     -----------
          Net decrease in cash and cash equivalents                 (1,125,580)       (396,655)

CASH AND CASH EQUIVALENTS, beginning of period                       1,675,852         606,376
                                                                 -------------     -----------
CASH AND CASH EQUIVALENTS, end of period                         $     550,272     $   209,721
                                                                 =============     ===========
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
    Interest paid                                                $      49,178     $    52,494
                                                                 =============     ===========


Non-Cash Investing and Financing Activities:
    In Q1-97 the Company entered into capital lease transactions totaling
    $15,320.
    In Q1-97 the Company accrued stock dividends on the Series A & B Convertible Preferred Stock in the amount of $30,230.

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

The results of operations and cash flows for the three months ended March 31, 1997 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 1997.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(2)   WARRANTS:

During the first quarter of 1997, the Company received payments of $4,100 for warrants previously subscribed.

 (3)  SUPPLEMENTAL NON-CASH DISCLOSURES:

In March 1997 the Company accrued non-cash dividends on the Series A Convertible Preferred Stock, that were issued in the second quarter of 1997, in the amount of $26,670. In March 1997 the Company accrued non-cash dividends on the Series B Convertible Preferred Stock, that were issued in the second quarter of 1997, in the amount of $3,560. The number of shares of common stock issued in connection with such dividends is 4,991and 666 respectively.

 (4)  RECENTLY ISSUED ACCOUNTING STANDARDS:

In February 1997, the Financial Accounting Standards Board issued FASB No. 128, "Earning Per Share" effective for fiscal years ending after December 15, 1997. SAFS No. 128 simplifies the calculation of earnings per share to measure the performance of an entity over a reporting period for both basic earnings per share and diluted earnings per share. SAFS No. 128 does not currently have an impact on the Company's earning per share as the Company is incurring net losses.

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

GENERAL

         Big Entertainment is a diversified entertainment company, which owns exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities, including, for example, Tom Clancy, Leonard Nimoy, Gene Roddenberry, Mickey Spillane, Arthur C. Clarke, John Jakes, Anne McCaffrey, Margaret Weis and Isaac Asimov. The Company uses illustrated novels to introduce and develop new characters and concepts (collectively, its "intellectual property") in the marketplace and then the Company seeks to license these properties across all media, including films and television and in books, multimedia software, toys and other merchandise. The Company acquires the rights to its intellectual properties pursuant to agreements that grant it, on an exclusive basis, all rights in the intellectual property itself (including, but not limited to, the right to license the intellectual property for films, television, books, multimedia software, toys and other merchandise) as well as the right to use the creator's name in the title of the intellectual property.

         The Company's intellectual properties include, among others: TOM CLANCY'S NETFORCE; LEONARD NIMOY'S PRIMORTALS; ARTHUR C. CLARKE'S CRIOSPHINX; GENE RODDENBERRY'S XANDER IN LOST UNIVERSE; ISSAC ASIMOV'S IOBOTS; MICKEY SPILLANE'S MIKE DANGER; JOHN JAKES' MULLKON EMPIRE; ANNE MCCAFFREY'S ACORNA: THE UNICORN GIRL; ANNE MCCAFFREY'S SARABAND; MARGARET WEIS' TESTAMENT OF THE DRAGON; TAD WILLIAMS' MIRROR WORLD; NEIL GAIMAN'S MR. HERO -- THE NEWMATIC MAN; NEIL GAIMAN'S TEKNOPHAGE; NEIL GAIMAN'S LADY JUSTICE; NEIL GAIMAN'S WHEEL OF WORLDS; and CATHY CASH SPELLMAN'S MILLENNIUM. Certain of the Company's intellectual properties are owned by a joint venture known as NetCo Partners ("NetCo Partners"), owned 50% by the Company and 50% by C.P. Group, Inc. ("C.P. Group"), in which Tom Clancy is a substantial shareholder. The Company is continually negotiating with other best-selling authors to create and develop additional intellectual properties for the Company and/or NetCo Partners to license for use in various media and merchandise.

         A number of the Company's and/or NetCo Partners' intellectual properties have been licensed for use in books, feature films, television series and merchandise by various licensees, including The ABC Television Network ("ABC"), a division of The Walt Disney Company, for development of a television mini-series based on TOM CLANCY'S NETFORCE; Warner Books (a division of Time-Warner, Inc.) for hardcover and paperback book publishing rights; Playmates Toys, Inc. for a line of toys; HarperCollins (a division of Rupert Murdoch's News Corporation) for hardcover and paperback book publishing rights; Alliance Productions, Ltd., a division of Alliance Communications Corporation, the largest Canadian entertainment company, for television rights; Sierra On-Line, a publisher of interactive entertainment, productivity and educational software, for CD-ROM rights; and Miramax Films (a division of The Walt Disney Company) for feature film and television rights. The licensing agreements generally provide for the payment by the licensee of advances to the Company or NetCo Partners, as the case may be, as well as royalty payments based on sales after the advance has been earned out. The Company and NetCo Partners are actively negotiating additional licensing opportunities for their intellectual properties.

         In June 1995, the Company and C.P. Group, a company in which Tom Clancy is a substantial shareholder, entered into an agreement to form NetCo Partners (the "NetCo Joint Venture Agreement"). NetCo Partners which is engaged in the publishing and licensing of entertainment properties, including TOM CLANCY'S NETFORCE, has entered into various licensing agreements.

         The Company has four operating divisions: the publishing division, the licensing division, the book licensing and packaging division and the entertainment retail division. The publishing and licensing divisions are the primary means by which the Company utilizes its intellectual properties, the publishing division by focusing on development of the Company's intellectual properties through the publication of illustrated novels, and the licensing division, by focusing on licensing the Company's intellectual properties for books, feature films, television series, toys and merchandise, and interactive multimedia products. The Company's book licensing and packaging division focuses on developing and executing book projects, typically with bestselling authors. The entertainment retail division focuses on developing, operating and franchising the Company's in-line retail stores and retail kiosks known as "Entertainment SuperoKiosks." The Company has recently entered into an agreement with ABC for the use of ABC programming in the Entertainment SuperoKiosks in exchange for promotional and advertising spots for the Entertainment SuperoKiosks on ABC affiliate television stations.

The Company's divisions are described as follows:

                  PUBLISHING. Big Entertainment's publishing division focuses on introducing and developing the Company's intellectual properties to explore their potential for licensing, through the publication and distribution of illustrated novels. During 1996, the Company began reducing its comic book titles, which had previously been a format also utilized by the Company to introduce and develop its intellectual properties, and exited comic book publishing in the first quarter of 1997. The Company's illustrated novels generally tell a story in one issue, are targeted at a more sophisticated audience than typical comic book readers and are generally sold by traditional book retailers. The Company believes that its illustrated novels have a wider distribution potential for its titles, longer shelf lives and higher initial retail prices as compared to comic books. Retail cover prices of the Company's illustrated novels generally range from $9.95 to $19.95.

                  The Company's philosophy is to produce high-quality publications utilizing state-of-the-art graphics and publishing techniques. Big Entertainment's illustrated novels are targeted primarily to young adults and adult readers of all ages.

                  In November 1996, the Company entered into an agreement with HarperCollins Publishers, Inc., a division of Rupert Murdoch's News Corporation ("HarperCollins"), granting to HarperCollins certain rights to publish, reproduce and distribute initially four of the

                  Company's entertainment properties as hardcover and paperback novels as well as illustrated novels (the "HarperCollins Agreement"). Under the HarperCollins Agreement, HarperCollins has assumed all responsibility for the printing and distribution of the covered titles. HarperCollins has agreed to pay to the Company advances against royalties to be earned, which advances the Company currently believes will cover its development costs for the related title. Further, the HarperCollins Agreement will enable the Company to significantly reduce its expenses after initial development of the titles and will eliminate the Company's risk of return of unsold illustrated novels or books. As of the date hereof, the Company has delivered several manuscripts or completed books to HarperCollins, which are proceeding toward publication stage.

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

                  LICENSING DIVISION. Big Entertainment's licensing division seeks to exploit the Company's intellectual properties by licensing them for feature films, television series, books and other merchandise such as apparel, toys, trading cards, posters and similar items. The Company is represented in its efforts to secure book licenses with publishers by the William Morris Agency.

                  In particular, the Company believes that successful feature films and/or television series will significantly enhance the value of its intellectual property that is the basis for such feature film and/or television series, resulting in increased licensing and merchandising revenues.

                  NetCo Partners (see "NetCo Partners," below), reached an agreement with ABC, a division of The Walt Disney Company, to develop and license a television mini-series based on TOM CLANCY'S NETFORCE. The agreement provides for a license fee paid to NetCo Partners of $8,000,000 for such mini-series, plus other specified rights fees and profit participation for NetCo Partners. All of such fees and profit participation are to be split equally between the Company and C.P. Group, both of which are 50% partners of NetCo Partners. In the event that NetCo Partners and ABC do not reach agreement as to a teleplay for the mini-series, the agreement provides for the payment of $1.6 million to NetCo Partners. The mini-series based on TOM CLANCY'S NETFORCE is currently scheduled to air for four hours over two nights during the sweeps period in May 1998.

                  NetCo Partners has received proposals from three major book publishers to license TOM CLANCY'S NETFORCE for publication as a series of young adult and adult novels. NetCo Partners is considering such proposals, which provide for the payment of license fees to NetCo Partners.

                  NetCo Partners entered into an agreement with Playmates Toys, Inc. ("Playmates Toys") to develop, manufacture and market a line of toys based on the TOM CLANCY'S NETFORCE. Playmates Toys, which specializes in boys' action figures, is currently the master toy licensee of STAR TREKTM and TEENAGE MUTANT NINJA TURTLESTM. The agreement with Playmates Toys provides for the payment to NetCo Partners of a $1,000,000 advance against royalties to be earned by NetCo Partners under the agreement.

                  Other licensing agreements include:

             /bullet/ A joint CD-ROM publishing venture with Sierra
                      On-Line, one of the largest worldwide publishers of interactive entertainment, productivity and educational software, for LEONARD NIMOY'S PRIMORTALS.

             /bullet/ A joint publishing agreement with HarperCollins,
                      one of the largest publishers in the world and a wholly-owned subsidiary of Rupert Murdoch's The News Corporation, to publish hardcover books, paperback books, and illustrated novels for ANNE MCCAFFREY'S ACORNA:QUEEN OF THEUNICORNS, ISAAC ASIMOV'S I-BOTS, and MARGARET WEIS' TESTAMENT OF THE DRAGON.

             /bullet/ An agreement by NetCo Partners to license TAD
                      WILLIAMS' MIRRORWORLD to HarperCollins for HarperCollins to publish as an illustrated novel.

             /bullet/ An agreement with Alliance Television
                      Productions, a division of Alliance Communications Corporation, to license JOHN JAKES' MULKON EMPIRE for television.

             /bullet/ A publishing agreement with Warner Books, a
                      division of Time Warner, Inc.

             /bullet/ A film licensing agreement with Miramax Films, a
                      subsidiary of the Walt Disney Company.

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

                  BOOK LICENSING AND PACKAGING. Big Entertainment's 51%-owned book licensing and packaging division, Tekno Books, is a leading book packager of fiction and non-fiction, with 900 books published to date (approximately 177 published since the fourth quarter of 1994, when the Company acquired its interest in Tekno Books) and approximately another 165 books under contract that are forthcoming. In addition to providing access to the Company of a number of best-selling authors, Tekno Books creates book projects by developing concepts, negotiating publishing agreements and executing substantially all aspects of the book projects. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Mary Higgins Clark, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Ruykeyser and Willard Scott. These books have been published with more than 30 publishers (including HarperCollins, Doubleday, Random House, Simon & Schuster, Viking Penguin and Warner Books), translated into 28 languages, and selected by 17 different book clubs. Tekno Books is also a leading producer of novels and anthologies in the science fiction, fantasy, mystery, horror and Western genres. This division is an excellent source of referring authors to the Company for the development of licensable entertainment properties. This division has two streams of revenue, one being advances paid to this division by publishers in return for granting certain publication rights to such publishers, and the other being royalties from the division's expanding library of titles.

                  ENTERTAINMENT RETAIL. The Company currently operates 27 Entertainment Super/Register Mark/Kiosks and one in-line store in the Mall of America. The Company currently plans to open approximately 10 additional Entertainment Super/Register Mark/Kiosks and approximately five in-line retail stores during 1997.

                  Big Entertainment's strategy for opening its Entertainment Super/Register Mark/Kiosks is to seek prime locations in regional and major shopping malls in geographic areas determined by management as having desirable demographic characteristics. Development of the Company's retail outlets has been and is expected to continue to be accomplished through relationships established with major mall developers, including the Simon-DeBartolo Group, the largest U.S. mall manager/developer.

                  In March 1997, the Company entered into an exclusive programming agreement with the ABC Television Network ("ABC"), a division of The Walt Disney Company. Under this programming agreement, on May 1, 1997, the Company commenced running two times each hour on the video monitors at each of its Entertainment Super/Register Mark/Kiosks, a 12-minute programming segment provided by ABC and its local affiliate television stations, on an exclusive basis. The programming is devoted to upcoming television programs to appear on ABC (including ABC Entertainment, ABC News, ABC Daytime and ABC Sports) and its affiliate stations and new, non-repetitive programming will be provided to the Company each month. The Company also agreed to display ABC's logo and other promotional materials complementing the then-current video monitor campaigns. In exchange for its agreement to run the ABC programming exclusively, ABC affiliate stations in each market where the Company's Entertainment Super/Register Mark/Kiosks are located are expected to run promotional and advertising spots on the ABC affiliate stations featuring the Company's Entertainment Super/Register Mark/Kiosks. The Company has also agreed to sell at the Entertainment Super/Register Mark/Kiosks, as part of its product mix, mutually selected ABC products featuring the ABC logo or its programs (such as "Home Improvement" T-shirts and "Monday Night Football" caps), on terms to be agreed upon. The Company believes that this arrangement with ABC will provide its Entertainment Super/Register Mark/Kiosks with a steady source of current programming for the Entertainment Super/Register Mark/Kiosks that will appeal to the target customers of the Entertainment Super/Register Mark/Kiosks, at no cost to the Company. Additionally and most importantly, the promotional spots featuring the Company's Entertainment Super/Register Mark/Kiosks run by the ABC affiliate stations are expected to provide the Company with substantial television advertising in the markets where the retail units are located at no additional expense to the Company.

                  As part of its expansion strategy, the Company is in the process of implementing a franchise program and has engaged the services of an experienced franchise sales firm to handle these sales. In the franchise program, the Company is offering through its wholly-owned subsidiary, Big Entertainment Franchise Corp., franchises in the United States and internationally to qualified and experienced area developers and franchisees who are committed to the development of multiple Entertainment Super/Register Mark/Kiosks in such areas. It is expected that area developers will either develop Entertainment Super/Register Mark/Kiosks on their own or in conjunction with sub-franchisees.

                  In December 1995, the Company entered into an agreement with Martin Ergas, a non-affiliate of the Company, granting to Mr. Ergas certain exclusive territorial franchise rights for Canada (excluding the Province of Alberta) for a term of 10 years in exchange for a non-refundable franchise fee of $700,000 and providing for the purchase by Mr. Ergas of two fully outfitted and installed Entertainment Super/Register Mark/Kiosks for $300,000. The Canadian franchise rights granted to Mr. Ergas consist primarily of the right to open, operate and sub-franchise Entertainment Super/Register Mark/Kiosks under the Company's name in the specified territory. The nonrefundable franchise fee of $700,000 is expected to be received during 1997 prior to the opening of the first two units and upon the completion of certain training by the Company of employees of the franchisee.

                  The Company has filed its Uniform Franchise Offering Circular and the terms of its standard area development and franchise agreements. The agreements provide for an initial term with renewal options and payment of an initial franchise fee upon execution, with additional fees paid upon the opening of each retail unit. In addition, franchisees will be required to pay a continuing royalty based upon sales. The Company will also retain a substantial portion of the revenues from advertising displayed on the video monitors of each Entertainment Super/Register Mark/Kiosk. The terms and conditions of the area development and franchise agreements will vary depending upon a number of factors, including the experience and resources of the franchisee, the size and density of the covered territory, the number of retail units to be developed, the development schedule, capital requirements and other matters. In connection with the Company's planned sale of franchises, the Company will be subject to Federal Trade Commission regulation, as well as certain state laws regulating the offer and sale (and in some cases, the negotiation) of franchises and certain rights of the continuing relationship between the franchisor and franchisees.

                  On May 1, 1997, the Company signed its first U.S. franchise agreement, under which one Big Entertainment retail unit is expected to be built by the franchisee in the Philadelphia area by the end of 1997. The agreement, with a private investor, also provides for up to three more franchise stores in the Philadelphia region.

RESULTS OF OPERATIONS

            THREE MONTHS ENDED MARCH 30, 1997 ("Q1-97") AS COMPARED TO THE THREE MONTHS ENDED MARCH 30, 1996 ("Q1-96").

            The following table summarizes the revenues, cost of sales and gross profit attributable to each of the Company's divisions for Q1-97 and Q1-96:


                                        INTELLECTUAL PROPERTY                          RETAIL
                          ---------------------------------------------------    -------------------
                               BOOK
                          LICENSING AND      LICENSING         PUBLISHING           ENTERTAINMENT            TOTAL
                            PACKAGING                                                   RETAIL
                          --------------- ---------------- -------------------    -------------------    ------------
Q1-97
Net Revenues                  $  373,490         $ 71,221            $ 25,458           $ 1, 237,153       $1,707,322
Cost of sales                    244,535              -                32,336                677,534          954,405
                              ----------         --------            --------             ----------       ----------

Gross profit (loss)           $  128,955         $ 71,221            $ (6,878)            $  559,619       $  752,917
                              ==========         ========            ========             ==========       ==========


Q1-96
Net Revenues                  $  340,346         $ 97,833            $443,170            $  654,274        $1,535,623
Cost of sales                    185,275              -               440,315               344,502           970,092
                              ----------         --------            --------               -------        ----------

Gross profit(loss)            $  155,071         $ 97,833            $  2,855            $  309,772        $  565,531
                              ==========         ========            ========            ==========        ==========


            NET REVENUES

                  Revenues are generated through the Company's intellectual property activities, including publishing, book licensing and packaging, and licensing, and through its retail chain. Net revenues for Q1-97 increased by 11%, or $171,699, to $1,707,322 from $1,535,623 for Q1-96. The increase noted in
Q1-97 over Q1-96 is primarily due to increases in book licensing and packaging and entertainment retail revenues offset by a decrease in publishing revenue due to Company's elimination of comic books.

            GROSS PROFIT

         Overall Company gross profit increased by 33% or $187,386, to $752,917 for Q1-97 from $565,531 in Q1-96. As a percentage of net revenues, gross profit increased to 44% in Q1-97 from 37% in Q1-96. The increase in gross profit is primarily due to an increase in sales in the entertainment retail division.

            INTELLECTUAL PROPERTY

            /Bullet/ BOOK LICENSING AND PACKAGING

            NET REVENUES. Total net revenues from Tekno Books, which is 51% owned by the Company, increased 10%, or $33,144, to $373,490 for Q1-97 from $340,346 for Q1-96. Tekno Books deferred revenues increased by 14%, or $50,310, to $417,902 at March 31, 1997 from $367,592 at March 31, 1996.

Tekno Books' net revenues consist of two sources of revenue (1) cash advances recognized as revenues upon the acceptance by publishers of books, and (2) royalties on books licensed to and published by third-party publishers. Tekno Books generates significant cash flow from cash advances received upon the execution of publishing agreements with publishers for books to be published in the future. Such cash advances are only recognized as revenue when the books to which they relate are accepted by the publisher, resulting in a deferral of revenue recognition following receipt of the cash advance. Historically, virtually all books delivered by Tekno Books have been accepted. Additionally, Tekno Books has a library of books totaling 900 titles which generate royalty payments to Tekno Books.

         GROSS PROFIT. Gross profit for Tekno Books in Q1-97 was 35% as compared to 46% in Q1-96. The decrease in gross profit percentage in Q1-97 is due to revenue recognition in Q1-96 related to several high margin works which reached publication. This is not an indication of any change in performance of this division. This division continues to grow with several significant works currently in Tekno Books' product pipeline.

             /Bullet/ LICENSING

         NET REVENUES. Net revenues from the licensing division amounted to $71,221 for Q1-97 as compared to $97,833 for Q1-96, for a decrease of 27%. The decrease in recorded net revenues primarily resulted from changes in the timing of manuscript deliveries pursuant to licensing agreements entered into by the Company. While the amount of licensing net revenues decreased from Q1-96 to Q1-97, the number and potential dollar value of licensing agreements has increased significantly since Q1-96.

 Revenue recognition for licensing agreements takes place as each of the Company's obligations under the various agreements are fulfilled, primarily in reference to the Company's delivery of manuscripts to Warner Books and to HarperCollins. The first book under the Warner Books agreement was published in April 1997. The Company received an advance for the publication of the first book under the Warner Books agreement and will receive additional royalties as earned.

         GROSS PROFIT. Licensing gross profit percentage in Q1-97 is 100%, which is unchanged as compared to Q1-96. This margin is possible because all costs related to the development of the entertainment properties licensed are expensed by the publishing division, where the Company's intellectual properties are created and developed.


                 /Bullet/ PUBLISHING

            The Company uses illustrated novels to introduce and develop its intellectual properties, including characters and storylines as a means to explore the potential of its intellectual properties for licensing them across all media, including film, television, books, multimedia software, toys, apparel and other merchandise. Cost of sales for the publishing division represents direct costs in intellectual property development, including character and storyline development, design, writing and illustration of publications, plus printing, shipping and distribution costs. The Company does not assign its intellectual properties any value for financial accounting purposes, and does not therefore reflect them as assets on its financial statements. Notwithstanding these accounting conventions, the Company believes that these intellectual properties carry substantial value, which, although not readily quantifiable, may be realized in potential future revenue streams through licensing and new media with no or minimal further development cost on the part of the Company.

            NET REVENUES. Net publishing revenues from the sale of illustrated novels and comic books published by the Company decreased by 94%, or $417,712, to $25,458 for Q1-97 from $443,170 for Q1-96, reflecting the results primarily of a shift in the Company's strategy. The Company exited the comic book publishing business in Q1-97 to focus on its expansion through the introduction of illustrated novels, which are longer in page length than comic books and have a higher cover price (generally ranging from $9.95 - $19.95) than comic books (generally $1.95 - $2.25). The Company believes that illustrated novels have a wider distribution potential to the bookstore market for the Company's titles than do comic books. Since most of the Company's titles in development feature best-selling authors' names as part of the titles, the Company believes that the vast number of their readers are more likely to look for their titles in traditional book stores and where books are generally sold than in comic book stores.

                  While revenues in this division have declined due to the impact of the Company's shift in strategy as described above, the Company anticipates that the long-term results of these actions will be favorable once additional titles are published as illustrated novels and the full effects of its illustrated novel program are recognized. The Company's agreement with HarperCollins Publishing, a division of Rupert Murdoch's News Corporation, for a joint publishing program for hardcover books, paperback books, and illustrated novels, eliminates the Company's risk for returns in the newsstand and bookstore markets for entertainment properties covered by this agreement. HarperCollins, with its expertise in the bookstore and newsstand market, is handling all shipments of the illustrated novels covered under the agreement and thus carries all the risk of returns. In addition, all printing and distribution costs are borne by HarperCollins. The agreement also calls for advances to be paid by HarperCollins to the Company, which are expected to cover all or most of the Company's costs in producing the illustrated novels covered by the HarperCollins agreement, and the Company will receive royalties on sales if and when the royalties on sales exceed the advance payments. Two of the illustrated novels covered by the HarperCollins program are due to be published in June 1997.

            GROSS PROFIT/LOSS. The gross loss in the publishing division in Q1-97 was ($6,878) as compared to a gross profit of $2,855 for Q1-96.

                  RETAIL

                  /Bullet/ ENTERTAINMENT RETAIL

         NET REVENUES. The Company's entertainment retail division net revenues increased by 89%, or $582,879, to $1,237,153 for Q1-97 from $654,274 for Q1-96.
Net revenues are derived from sales of entertainment products and merchandise, including T-shirts (such as STAR WARSTM T-shirts), hats (such as X-FILESTM hats ), action figures (such as BATMANTM action figures) and related items, CD-ROMS, trading cards, videos, comic books, collectible art, and other entertainment merchandise, at the Company's retail units located in major malls in various parts of the United States. The Company had 28 retail units in operation at March 31, 1997 as compared to 15 retail units in operation at March 31, 1996. The increase in revenues was due to two factors: (1) an increase in the number of retail units in operation, and (2) an increase in same store sales comparisons. In Q1-97 same store sales increased by 18.6% as compared to Q1-96.

            GROSS PROFIT. Gross profit for the entertainment retail division increased by 81%, or $249,847, to $559,619 for Q1-97 from $309,772 for Q1-96.
The increase in gross profit was due in part to the procurement of preferred pricing of merchandise which was obtained by the Company's enhanced bargaining power in purchasing merchandise for resale due to the increased number of Company retail units, and the resulting greater volume of purchases, as well as a gradual evolution in the product mix to higher margin merchandise.

            OPERATING EXPENSES

            Total operating expenses consist of selling, general and administrative expenses, salaries and benefits and amortization of Goodwill and Intangibles. Total operating expenses increased by 5% or $101,589 to $2,210,186 for Q1-97 from $2,108,597 for Q1-96. This increase from Q1-97 to Q1-96 is due to increases in rents and salaries related to the increased number of Entertainment Super-Kiosks. As a percentage of net revenues, total operating expenses decreased to 129% in Q1-97 from 137% in Q1-96. The decrease in operating expenses as a percentage of net revenues in Q1-97 from Q1-96 is a result of reductions in operating expenses in the publishing division as well as reductions in corporate overhead.

            OTHER (INCOME) EXPENSE

             Other (income) expense for Q1-97 decreased by 26%, or $13,514, to $38,889 from $52,403 for Q1-96. This decrease represents an increase in the equity earnings of a subsidiary as well as a decrease in interest expense.

            NET LOSS

            Net loss decreased by 7% or $119,547 to $1,528,138 for Q1-97 as compared to a net loss of $1,647,685 for Q1-96. The decreased net loss resulted from increased gross profit of the Company. Net loss per share for Q1-97 was $0.26 compared to $.35 per share in Q1-96, for a decrease in net loss per share of 26%. The decrease in net loss per share in Q1-97 from Q1-96 is attributable to both a decrease in net loss and an increase in the number of shares outstanding.

            SHAREHOLDER'S EQUITY

            Shareholder's equity decreased 37% or $1,556,606, to $2,635,261 at March 31, 1997 as compared to a shareholder's equity of $4,191,867 as of December 31, 1996. The decrease in shareholder's equity is primarily due to recurring net losses.

LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 1997, the Company had cash and cash equivalents of $550,272 and working deficit of $71,539 compared to cash and cash equivalents of $1,675,852 and working capital of $1,285,093 at December 31, 1996. Net cash used in operating activities during Q1-97 was $1,036,633 primarily representing cash used to fund the Company's net loss. Net cash provided by investing activities was $35,324, and $124,271 in cash was used by financing activities for a total decrease in cash and cash equivalents of $1,125,580. Net cash used in operating activities during Q1-96 was $1,916,139, net cash used in investing activities was $284,869, and $1,804,353 in cash was provided by financing activities.

            To facilitate the expansion of its entertainment retail division the Company established a long-term relationship with the largest U.S. shopping mall developer, the Simon DeBartolo Group and its Co-Chairman, Melvin Simon. Tekno Simon, LLC ("Tekno Simon"), an affiliate of Mr. Simon, initially invested $1,000,000 in shares of the Company's common stock in the Company's 1995 private placement, and pursuant to the Simon Stock Purchase Agreement entered into in November 1995, also invested an additional $1,360,000 in shares of the Company's preferred stock to fund the cost of developing 17

Entertainment SuperoKiosks (at $80,000 per kiosk). Pursuant to this agreement, Tekno Simon has acquired 217,600 shares of the Company's Series A Variable Rate Convertible Stock (the "Series A Preferred Stock"). The Company's agreement with Tekno Simon was amended in October 1996 to extend the funding arrangement, pursuant to which the Company may fund the development of eight additional Entertainment SuperoKiosks. As of March 31, 1997, $240,000 in additional funding has been provided to the Company for the development of three additional Entertainment SuperoKiosks. An additional $240,000 in funding has been provided to the Company by Tekno Simon to fund three more Entertainment SuperoKiosks since March 31, 1997. This amendment also provided that the stock purchases made after October 1996 will be of shares of the Company's Series B Variable Rate Convertible Preferred Stock in lieu of shares of the Company's Series A Preferred Stock.

            Based on currently proposed plans and assumptions relating to its operations, the Company anticipates that its current capital resources, when combined with anticipated cash flows from operations, will be sufficient to satisfy the Company's contemplated working capital requirements for approximately the next six months. The Company's management expects to require additional financing for the expansion of its business, and in particular the growth of the Company's Entertainment SuperoKiosks, and to support working capital requirements in future years. The Company currently is exploring financing alternatives to allow the Company to finance such expansion. However, there can be no assurance that such financing alternatives will be available to the Company or will be implemented on terms favorable to the Company. In the event such financing is not secured, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President, have indicated their intention to provide the Company, if required, with an amount not to exceed $2,500,000 in order to enable the Company to meet its working capital requirements for the balance of 1997; provided, however, that the commitment will terminate in the event the Company raises no less than $2,500,000 from other sources. In the event that the Company raises less than $2,500,000, the dollar amount of the commitment will be reduced on a "dollar for dollar" basis to the extent of such funds raised by the Company. The exact terms of any working capital provided to the Company will be subject to negotiation with the Board of Directors.

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

                           PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                      EXHIBIT  NUMBER            DESCRIPTION
                      ---------------            -----------
                               27.1              Financial Data Schedule

             (b)      Reports on Form 8-K
                      No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        BIG ENTERTAINMENT, INC.

Date: May 15, 1997       By:   /s/ Mitchell Rubenstein
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer and Principal
                               Financial and Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT                 DESCRIPTION
-------                 -----------

27.1                    Financial Data Schedule