Form 10QSB
period 1997-06-30
BIG ENTERTAINMENT INC
filed 1997-08-14
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

                           COMMISSION FILE NO. 0-22908

                             BIG ENTERTAINMENT, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 FLORIDA                               65-0385686
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

    2255 GLADES ROAD, SUITE 237 WEST
           BOCA RATON, FLORIDA                            33431
----------------------------------------               ----------
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

         As of August 11, 1997, the number of shares outstanding of the issuer's Common Stock, $.01 par value, was 6,880,958.

                             BIG ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION                               PAGE(S)

Item 1.        Consolidated Financial Statements

                   Consolidated Balance Sheets as of June 30,
                   1997 (unaudited) and December 31,
                   1996..........................................     3

                   Consolidated Statements of Operations for
                   the three and six months ended June 30,
                   1997 and 1996 (unaudited) ....................     4

                   Consolidated Statements of Cash Flows for
                   the six  months ended June 30, 1997 and
                   1996 (unaudited)..............................     5

                   Notes to Unaudited Consolidated Financial
                   Statements....................................     6

Item 2.        Management's Discussion and Analysis or Plan of
               Operations........................................   7 - 18

PART II        OTHER INFORMATION

Item 2.        Changes in Securities.............................     19

Item 6.        Exhibits and Reports on Form 8-K..................     19

Signature........................................................     20

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1997 and December 31, 1996

                                                               JUNE 30,          DECEMBER 31,
                                                                 1997                1996
                                                             ------------       -------------
                                                             (UNAUDITED)
                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                               $    410,505       $   1,675,852
     Trade receivables, net                                       136,664              95,547
     Merchandise inventories                                    1,530,886           1,410,603
     Prepaid expenses                                             376,235             654,255
     Franchise fee receivable                                     700,000             700,000
     Other current assets                                         154,236              64,167
                                                             ------------       -------------
     Total current assets                                       3,308,526           4,600,424

PROPERTY AND EQUIPMENT, net                                     2,150,436           2,349,108
INVESTMENT - NETCO PARTNERS                                     2,052,090             201,311
INTANGIBLE ASSETS, net                                            275,018             491,265
GOODWILL, net                                                     335,537             345,257
OTHER ASSETS                                                      263,154             256,054
                                                             ------------       -------------
TOTAL ASSETS                                                 $  8,384,761       $   8,243,419
                                                             ============       =============
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                        $  1,304,207       $   1,021,264
     Accrued expenses                                             271,155             522,509
     Deferred revenue                                           1,146,560           1,268,455
     Loan from shareholder/officer                                912,000                   -
     Advances on line of credit                                   425,000                   -
     Current portion of capital lease obligations                 503,103             503,103
                                                             ------------       -------------
     Total current liabilities                                  4,562,025           3,315,331
                                                             ------------       -------------

CAPITAL LEASE OBLIGATIONS, less current portion                   512,722             731,807
                                                             ------------       -------------
COMMON STOCK SUBJECT TO REDEMPTION, $.01 par value,
     50,000 shares                                                      -                   -
                                                             ------------       -------------
MINORITY INTEREST                                                  20,223               4,414
                                                             ------------       -------------
SHAREHOLDERS' EQUITY:
     Series A variable rate convertible preferred
         stock, $6.25 stated value, 217,600 shares
         authorized; 217,600 issued and outstanding
         at June 30, 1997 and 217,600 shares issued
         and outstanding at December 31, 1996.
         Liquidation preference of $1,388,491 at
         June 30, 1997.                                         1,360,000           1,360,000
     Series B variable rate convertible preferred
         stock, $5.24 stated and liquidation value,
         142,223 shares authorized; 121,393 and
         29,767 issued and outstanding at June 30,
         1997 and at December 31, 1996, respectively.             640,000             160,000
     Series C variable rate convertible preferred
         stock, $100 stated value, 100,000 shares
         authorized; 20,000 issued and outstanding
         at June 30, 1997 and at December 31, 1996.
         Liquidation preference of $2,000,000 at
         at June 30, 1997.                                      2,000,000           2,000,000
     Common stock, $.01 par value, 25,000,000 shares
         authorized; 5,880,956 and 5,870,601 shares
         issued and outstanding at June 30, 1997 and at
         December 31, 1996, respectively.                          58,810              58,706
     Additional paid-in capital                                22,098,674          22,039,194
     Warrants outstanding                                         570,700             566,600
     Accumulated deficit                                      (23,438,393)        (21,992,633)
                                                             ------------       -------------
     Total shareholders' equity                                 3,289,791           4,191,867
                                                             ------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  8,384,761       $   8,243,419
                                                             ============       =============

      The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                      JUNE 30,                  JUNE 30,
                              -----------------------  ------------------------
                                 1997         1996         1997         1996
                              ----------  -----------  -----------  -----------
NET REVENUES                  $3,730,067  $ 1,888,275  $ 5,437,389  $ 3,423,898

COST OF SALES                  1,025,697    1,253,117    1,980,102    2,223,209
                              ----------  -----------  -----------  -----------

   Gross profit                2,704,370      635,158    3,457,287    1,200,689
                              ----------  -----------  -----------  -----------
OPERATING EXPENSES:
   Selling, general and
     administrative            1,406,592      880,970    2,553,172    2,109,105
   Salaries and benefits         837,118      770,388    1,787,579    1,538,443
   Amortization of goodwill
     and intangibles             113,151      112,407      226,296      224,814
                              ----------  -----------  -----------  -----------
        Total operating
          expenses             2,356,861    1,763,765    4,567,047    3,872,362
                              ----------  -----------  -----------  -----------
        Operating income
          (loss)                 347,509   (1,128,607)  (1,109,760)  (2,671,673)

OTHER (INCOME) EXPENSE:

   Interest (income) expense      70,514       61,683      119,622      119,411
   Other, net                     (9,974)     (12,950)     (20,194)     (18,275)
                              ----------  -----------  -----------  -----------
        Income (loss)
          before minority
          interest and
          income taxes           286,969   (1,177,340)  (1,209,188)  (2,772,809)

MINORITY INTEREST               (101,759)    (145,943)    (133,739)    (198,159)
                              ----------  -----------  -----------  -----------

        Net income (loss)     $  185,210  $(1,323,283) $(1,342,927) $(2,970,968)
                              ==========  ===========  ===========  ===========
Net income (loss) per
   common and common
   equivalent share           $     0.03  $     (0.24) $     (0.23) $     (0.58)
                              ==========  ===========  ===========  ===========
Weighted average number of
   common and common
   equivalent shares
   outstanding                 5,929,206    5,439,359    5,875,836    5,081,618
                              ==========  ===========  ===========  ===========

      The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED June 30, 1997 AND 1996
                                   (Unaudited)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                        1997            1996
                                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(1,342,927)     $(2,970,968)
    Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                    566,628          513,870
      Equity in net earnings of Netco Partners                      (1,822,500)            --
      Issuance of compensatory stock options and warrants               17,662             --
      Amortization of deferred sale-leaseback charge                    20,194             --
      Minority interest                                                133,739          198,159
      Changes in assets and liabilities:
        Trade receivables                                              (41,117)        (330,662)
        Prepaid expenses                                               278,020          (62,760)
        Merchandise inventories                                       (120,283)        (254,822)
        Other current assets                                           (90,070)         (14,431)
        Other assets                                                    (7,100)          51,663
        Accounts payable                                               282,943         (911,172)
        Accrued professional fees                                         --            (36,491)
        Deferred revenue                                              (121,895)         319,561
        Other accrued expenses                                        (237,301)             (95)
                                                                   -----------      -----------
          Net cash used in operating activities                     (2,484,007)      (3,498,148)
                                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Netco Partners                                       (28,279)        (106,398)
    Capital expenditures, net                                         (141,660)        (458,927)
    Investment in Patents and Trademarks                               (19,769)         (48,445)
    Return of capital from Tekno Books to minority partner            (149,548)        (328,253)
                                                                   -----------      -----------
          Net cash provided by (used in) investing activities         (339,256)        (942,023)
                                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of preferred stock                      480,000          560,000
    Proceeds from the issuance of warrants                                --          4,873,465
    Proceeds from unsecured line of credit                             425,000             --
    Loan from shareholders/officers                                    912,000             --
    Proceeds from sale of 8.5% convertible promissory note                --            500,000
    Proceeds from sale of Assets                                          --            803,372
    Dividends on preferred stock                                       (40,000)            --
    Repayments under capital lease obligations                        (219,085)        (187,700)
    Receipts of subscription receivable                                   --            184,600
                                                                   -----------      -----------
          Net cash (used in) provided by financing activities        1,557,915        6,733,737
                                                                   -----------      -----------
          Net increase (decrease) in cash and cash equivalents      (1,265,348)       2,293,566

CASH AND CASH EQUIVALENTS, beginning of period                       1,675,852          606,376
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                           $   410,505      $ 2,899,942
                                                                   ===========      ===========
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
    Interest paid                                                  $   108,811      $   109,525
                                                                   ===========      ===========

Non-Cash Investing and Financing Activities:
    In Q2-97 the Company entered into capital lease transactions totaling
    $23,064
    In Q2-97 the Company accrued stock dividends on the Series A & B Convertible Preferred Stock in the amount of $32,179

     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

                    BIG ENTERTAINMENT INC., AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1)     BASIS OF PRESENTATION:

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

The results of operations for the three and six months ended June 30, 1997, and cash flows for the six months ended June 30, 1997, are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 1997.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2)    SUPPLEMENTAL NON-CASH DISCLOSURES:

In June 1997, the Company accrued non-cash dividends on its Series A Convertible Preferred Stock, in the amount of 5,979 shares of Common Stock with an aggregate market value of $29,213. In June 1997, the Company accrued non-cash dividends on its Series B Convertible Preferred Stock, in the amount of 704 shares of Common Stock with an aggregate market value of $3,391.

3)    RECENTLY ISSUED ACCOUNTING STANDARDS:

In February 1997, the Financial Accounting Standards Board issued FASB No. 128, "Earnings Per Share" effective for fiscal years ending after December 15, 1997. SAFS No. 128 simplifies the calculation of earnings per share to measure the performance of an entity over a reporting period for both basic earnings per share and diluted earnings per share. SAFS No. 128 does not currently have an impact on the Company's earning per share as the Company is incurring net losses, on a year to date basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Big Entertainment, Inc. (the "Company"), which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. Such factors include, but are not limited to, the Company's limited operating history; operating losses and accumulated deficit; possible need for additional financing; dependence on relationships with authors; risks related to retail operations; competition; dependence on management; risks related to trademarks and proprietary rights; dependence on distributors; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

GENERAL

Big Entertainment is a diversified entertainment company, which owns exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities, including, for example, Tom Clancy, Leonard Nimoy, Gene Roddenberry, Mickey Spillane, Arthur C. Clarke, John Jakes, Anne McCaffrey, Margaret Weis and Isaac Asimov. The Company generally uses illustrated novels to introduce and develop new characters and concepts (collectively, its "intellectual property") in the marketplace and then the Company seeks to license these properties across all media, including films and television, and in books, multimedia software, toys and other merchandise. The Company acquires the rights to its intellectual properties pursuant to agreements that grant it, on an exclusive basis, all rights in the intellectual property itself (including, but not limited to, the right to license the intellectual property for films, television, books, multimedia software, toys and other merchandise) as well as the right to use the creator's name in the title of the intellectual property.

The Company's intellectual properties include, among others: TOM CLANCY'S NETFORCE; LEONARD NIMOY'S PRIMORTALS; ARTHUR C. CLARKE'S CRIOSPHINX; GENE RODDENBERRY'S XANDER IN LOST UNIVERSE; ISAAC ASIMOV'S IOBOTS; MICKEY SPILLANE'S MIKE DANGER; JOHN JAKES' MULLKON EMPIRE; ANNE MCCAFFREY'S ACORNA: THE UNICORN GIRL; ANNE MCCAFFREY'S SARABAND; MARGARET WEIS' TESTAMENT OF THE DRAGON; TAD WILLIAMS' MIRROR WORLD; NEIL GAIMAN'S MR. HERO -- THE NEWMATIC MAN; NEIL GAIMAN'S TEKNOPHAGE; NEIL GAIMAN'S LADY JUSTICE; NEIL GAIMAN'S WHEEL OF WORLDS; and CATHY CASH SPELLMAN'S MILLENNIUM. Certain of the Company's intellectual properties are owned by a joint venture known as NetCo Partners ("NetCo Partners"), owned 50% by the Company and 50% by C.P. Group, Inc. ("C.P. Group"), in which Tom Clancy is a substantial shareholder. The Company is continually negotiating with other best-selling authors and media celebrities to create and develop additional intellectual properties for the Company and/or NetCo Partners to license for use in various media and merchandise.

A number of the Company's and/or NetCo Partners' intellectual properties have been licensed for use in books, feature films, television series and merchandise by various licensees, including The ABC Television Network ("ABC"), a division of The Walt Disney Company, for development of a television mini-series based on TOM CLANCY'S NETFORCE; The Berkley Publishing Group, a division of Putnam Berkley, for hardcover and paperback publishing rights to TOM CLANCY'S NETFORCE; Warner Books, a division of Time-Warner, Inc., for hardcover and paperback book publishing rights; Playmates Toys, Inc. for a line of toys; HarperCollins, a division of Rupert Murdoch's News Corporation, for hardcover and paperback book publishing rights; Alliance Productions, Ltd., a division of Alliance Communications Corporation, the largest Canadian entertainment company, for television rights; Sierra On-Line, a publisher of interactive entertainment, productivity and educational software, for CD-ROM rights; and Miramax Films, a division of The Walt Disney Company, for feature film and television rights. The licensing agreements generally provide for the payment by the licensee of advances to the Company or NetCo Partners, as the case may be, as well as royalty payments based on sales after the advance has been earned out. The Company and NetCo Partners are actively negotiating additional licensing opportunities for their intellectual properties.

The Company has four operating divisions: the publishing division, the licensing division, the book licensing and packaging division and the entertainment retail division. The publishing and licensing divisions are the primary means by which the Company utilizes its intellectual properties, the publishing division by focusing on development of the Company's intellectual properties through the publication of illustrated novels, and the licensing division by focusing on licensing the Company's intellectual properties for books, feature films, television series, toys and merchandise, and interactive multimedia products. The Company's book licensing and packaging division focuses on developing and executing book projects, typically with bestselling authors. The entertainment retail division focuses on developing, operating and franchising the Company's in-line retail stores and retail kiosks known as "Entertainment Super/bullet/Kiosks." The Company has recently entered into an agreement with ABC for the use of ABC programming in the Entertainment Super/bullet/Kiosks in exchange for promotional and advertising spots for the Entertainment Super/bullet/Kiosks on ABC affiliate television stations.

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

            The Company's philosophy is to produce high-quality publications utilizing state-of-the-art graphics and publishing techniques. Big Entertainment's illustrated novels are targeted primarily to young adults and adult readers.

            In November 1996, the Company entered into an agreement with HarperCollins Publishers, Inc., a division of News Corporation ("HarperCollins"), granting to HarperCollins certain rights to publish, reproduce and distribute initially four of the Company's entertainment properties as hardcover and paperback novels as well as illustrated novels (the "HarperCollins Agreement"). Under the HarperCollins Agreement, HarperCollins has assumed all responsibility for the printing and distribution of the covered titles. HarperCollins has agreed to pay to the Company advances against royalties to be earned, which advances the Company currently believes will cover its development costs for the related title. Further, the HarperCollins Agreement will enable the Company to significantly reduce its expenses after initial development of the titles and will eliminate the Company's risk of return of unsold books. As of the date hereof, the Company has delivered several manuscripts or completed books to HarperCollins, which are proceeding toward the publication stage.

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

            LICENSING DIVISION. Big Entertainment's licensing division seeks to exploit the Company's intellectual properties by licensing them for feature films, television series, books and merchandise such as apparel, toys, trading cards, posters and similar items. The Company is represented in its efforts to secure book licenses with publishers by the William Morris Agency.

            In particular, the Company believes that successful feature films and/or television series will significantly enhance the value of its intellectual property that is the basis for such feature film and/or television series, resulting in increased licensing and merchandising revenues.

            NetCo Partners (see "NetCo Partners," below), reached an agreement with ABC, a division of The Walt Disney Company, to develop and license a television mini-series based on TOM CLANCY'S NETFORCE. The agreement provides for a license fee paid to NetCo Partners of $8,000,000 for such mini-series, plus other specified rights fees and profit participation for NetCo Partners. All of such fees and profit participation are to be split equally between the Company and C.P. Group, each of which is a 50% partner of NetCo Partners. In the event that NetCo Partners and ABC do not reach agreement as to a teleplay for the mini-series, the agreement provides for the payment of $1.6 million to NetCo Partners. The mini-series based on TOM CLANCY'S NETFORCE is currently scheduled to air for four hours over two nights during the sweeps period in May 1998.

            In April 1997, NetCo Partners entered into an agreement with The Berkley Publishing Group ("Berkley"), a division of Penguin Putnam Inc., which is part of the international media group Pearson plc, to publish a series of up to six original novels based on TOM CLANCY'S NETFORCE. The contract, with total maximum advances of $22,000,000, calls for initial publication of the first book to coincide with the airing of the ABC mini-series referred to above. An initial advance payment of $1,687,500 was received by NetCo Partners and distributed, subsequent to June 30, 1997, as part of NetCo's normal distributions to the Company and C.P. Group, its partners. Additional advances relating to delivery and acceptance of the first manuscript are due under this contract. The contract calls for royalties on paperback sales to be earned by NetCo Partners at 15% of the Publisher's Suggested Retail Price.

            In April 1997, NetCo Partners also entered into a second agreement with Berkley to publish up to eighteen young adult novels based on TOM CLANCY'S NETFORCE. The contract, with a total maximum advance of $900,000, calls for initial publication of the first book to coincide with the airing of the ABC mini-series referred to above. An initial advance payment of $450,000 was received by NetCo Partners and distributed, subsequent to June 30, 1997, as part of NetCo's normal distributions to the Company and C.P. Group, its partners. Additional advances relating to delivery and acceptance of the first manuscript are due under this contract. The contract calls for royalties on paperback sales to be earned at 10% of the Publisher's Suggested Retail Price.

            Both of the Berkley contracts grant to Berkley the North American publishing rights to TOM CLANCY'S NETFORCE. NetCo Partners is currently seeking to license the rights to TOM CLANCY'S NETFORCE in numerous countries throughout the world in all major languages. It is currently anticipated that the aggregate of such foreign licenses will generate approximately 20% to 40% of the revenue being generated by the North American book licenses referenced above.

            In April 1997, NetCo Partners entered into an agreement with the Dodge division of Chrysler Corporation regarding placement of Chrysler and Dodge products in TOM CLANCY'S NETFORCE illustrated novels. An initial advance payment of $100,000 was received by NetCo Partners and distributed, subsequent to June 30, 1997, as part of NetCo's normal distributions to the Company and C.P.
            Group, its partners.

            NetCo Partners previously entered into an agreement with Playmates Toys, Inc. ("Playmates Toys") to develop, manufacture and market a line of toys based on the TOM CLANCY'S NETFORCE. Playmates Toys, which specializes in boys' action figures, is currently the master toy licensee of STAR TREK(TM) and TEENAGE MUTANT NINJA TURTLES(TM). The agreement with Playmates Toys provides for the payment to NetCo Partners of a $1,000,000 advance against royalties to be earned by NetCo Partners under the agreement. Royalties are based on a percentage of Playmates Toys' receipts on worldwide sales. Initial advance payments amounting to $250,000 were received by NetCo Partners prior to June 30, 1997.

Other licensing agreements include:

            /bullet/ A joint CD-ROM publishing venture with Sierra On-Line, one of the largest worldwide publishers of interactive entertainment, productivity and educational software, for LEONARD NIMOY'S PRIMORTALS.

            /bullet/ A joint publishing agreement with HarperCollins, one of the largest publishers in the world and a wholly-owned subsidiary of The News Corporation, to publish hardcover books, paperback books, and illustrated novels for ANNE MCCAFFREY'S ACORNA: QUEEN OF THEUNICORNS, ISAAC ASIMOV'S I-BOTS, and MARGARET WEIS' TESTAMENT OF THE DRAGON.

            /bullet/ An agreement by NetCo Partners to license TAD WILLIAMS'
                     MIRRORWORLD to HarperCollins to publish as an illustrated novel.

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

            Merchandising of character-related products such as the Playmates Toys line of toys is conducted principally through the grant of licenses to independent third parties who would manufacture their own products incorporating the Company's or NetCo Partners' characters and distribute such products through their normal distribution channels. Generally, these licenses are expected to provide payment of royalties to the Company based on specified percentages of the sales of licensed products. To date, products featuring the Company's intellectual properties have included T-shirts, caps, trading cards, posters, buttons and telephone calling cards. These products have been sold through independent distributors and by the Company at its retail outlets.

            BOOK LICENSING AND PACKAGING. Big Entertainment's 51%-owned book licensing and packaging division, Tekno Books, is a leading book packager of fiction and non-fiction, with over 900 books published to date (approximately 200 published since the fourth quarter of 1994, when the Company acquired its interest in Tekno Books) and approximately another 175 books under contract that are forthcoming. In addition to providing access for the Company to a number of best-selling authors, Tekno Books creates book projects by developing concepts, negotiating publishing agreements and executing substantially all aspects of the book projects. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Mary Higgins Clark, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. These books have been published with more than 30 publishers (including HarperCollins, Doubleday, Random House, Simon & Schuster, Viking Penguin and Warner Books), translated into 28 languages, and selected by 17 different book clubs. Tekno Books is also a leading producer of novels and anthologies in the science fiction, fantasy, mystery, horror and Western genres. This division is an excellent source of referring authors to the Company for the development of licensable entertainment properties. This division has two streams of revenue, one being advances paid to this division by publishers in return for granting certain publication rights to such publishers, and the other being royalties from the division's expanding library of titles.

            ENTERTAINMENT RETAIL. The Company operated 30 Entertainment Super/bullet/Kiosks and one in-line store in the Mall of America as of June 30, 1997, and opened three additional Entertainment Super/bullet/Kiosks in July, 1997. The Company currently plans to open approximately two additional Entertainment Super/bullet/Kiosks and approximately four in-line retail stores during the third and fourth quarters of 1997.

            Big Entertainment's strategy for opening its Entertainment Super/bullet/Kiosks is to seek prime locations in regional and major shopping malls in geographic areas determined by management as having desirable demographic characteristics. Development of the Company's retail outlets has been and is expected to continue to be accomplished through relationships established with major mall developers, including the Simon-DeBartolo Group, the largest U.S. mall manager/developer, The Rouse Company, Trizec/Hahn, and Westfield Corp.

            In March 1997, the Company entered into an exclusive programming agreement with the ABC Television Network ("ABC"), a division of The Walt Disney Company. Under this programming agreement, beginning May 1, 1997, the Company commenced running two times each hour on the video monitors at each of its Entertainment Super/bullet/Kiosks a 12-minute programming segment provided by ABC and its local affiliate television stations, on an exclusive basis. The programming is devoted to upcoming television programs to appear on ABC (including ABC Entertainment, ABC News, ABC Daytime and ABC Sports) and its affiliate stations and new, non-repetitive programming will be provided to the Company each month. The Company also agreed to display ABC's logo and other promotional materials complementing the then-current video monitor campaigns. In exchange for its agreement to run the ABC programming exclusively, ABC affiliate stations in markets where the Company's Entertainment Super/bullet/Kiosks are located are expected to run promotional and advertising spots on the ABC affiliate stations featuring the Company's Entertainment Super/bullet/Kiosks. The Company has also agreed to sell at the Entertainment Super/bullet/Kiosks, as part of its product mix, mutually selected ABC products featuring the ABC logo or its programs (such as "Home Improvement" T-shirts and "Monday Night Football" caps), on terms to be agreed upon. The Company believes that this arrangement with ABC will provide its Entertainment Super/bullet/Kiosks with a steady source of current programming for the Entertainment Super/bullet/Kiosks that will appeal to the target customers of the Entertainment Super/bullet/Kiosks, at no cost to the Company. Additionally and most importantly, the promotional spots featuring the Company's Entertainment Super/bullet/Kiosks to be run by the ABC affiliate stations are expected to provide the Company with substantial television advertising in the markets where the retail units are located at no additional expense to the Company. Based on the current and projected number of ABC affiliates that will be running the ad spots, the Company estimates that the value of ad spots it will be receiving on such ABC affiliate stations amounts to approximately $2.5 million over the next 12 months. As additional retail units are opened by the Company, the value of such ad spots is expected to increase.

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

            In December 1995, the Company entered into an agreement with Martin Ergas, a non-affiliate of the Company, granting to Mr. Ergas certain exclusive territorial franchise rights for Canada (excluding the Province of Alberta) for a term of 10 years in exchange for a non-refundable franchise fee of $700,000 and providing for the purchase by Mr. Ergas of two fully outfitted and installed Entertainment Super/bullet/Kiosks for $300,000. The Canadian franchise rights granted to Mr. Ergas consist primarily of the right to open, operate and sub-franchise Entertainment Super/bullet/Kiosks under the Company's name in the specified territory. The nonrefundable franchise fee of $700,000 is expected to be received prior to the opening of the first two units and upon the completion of certain training by the Company of employees of the franchisee.

            The Company has filed its Uniform Franchise Offering Circular and the terms of its standard area development and franchise agreements. The agreements provide for an initial term with renewal options and payment of an initial franchise fee upon execution, with additional fees paid upon the opening of each retail unit. In addition, franchisees will be required to pay a continuing royalty based upon sales. The Company will also retain a substantial portion of the revenues from advertising displayed on the video monitors of each Entertainment Super/bullet/Kiosk. The terms and conditions of the area development and franchise agreements will vary depending upon a number of factors, including the experience and resources of the franchisee, the size and density of the covered territory, the number of retail units to be developed, the development schedule, capital requirements and other matters. In connection with the Company's planned sale of franchises, the Company will be subject to Federal Trade Commission regulation, as well as certain state laws regulating the offer and sale (and in some cases, the negotiation) of franchises and certain rights of the continuing relationship between the franchisor and franchisees.

            On May 1, 1997, the Company signed its first U.S. franchise agreement, under which one Big Entertainment retail unit is expected to be built by the franchisee in the Philadelphia area by the end of 1997. The agreement, with a private investor, also provides for up to three more franchise stores in the Philadelphia region.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1997 ("Q2-97") AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996 ("Q2-96"), AND SIX MONTHS ENDED JUNE 30, 1997 ("Y2-97") AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996 ("Y2-96").

         The following table summarizes the revenues, cost of sales and gross profit attributable to each of the Company's divisions for Q2-97, Q2-96, Y2-97, and Y2-96:

                           INTELLECTUAL PROPERTY                 RETAIL
                    -------------------------------------     -------------
                       BOOK
                     LICENSING     LICENSING   PUBLISHING     ENTERTAINMENT    TOTAL
                        AND                                      RETAIL
                     PACKAGING
                    -------------------------------------     -------------  -----------
  Q2-97
  Net Revenues       $602,102     $1,875,425   $    8,483       $1,244,057    $3,730,067
  Cost of sales       323,296              -       39,837          662,564     1,025,697
                     --------     ----------   ----------       ----------    ----------

  Gross profit
    (loss)           $278,806     $1,875,425   $  (31,354)      $  581,493    $2,704,370
                     ========     ==========   ===========      ==========    ==========

  Q2-96
  Net Revenues       $608,845     $  189,394   $   359,317      $  730,719    $1,888,275
  Cost of sales       263,764         68,000       516,489         404,864     1,253,117
                     --------     ----------   -----------      ----------    ----------

  Gross profit
    (loss)           $345,081     $  121,394   $  (157,172)     $  325,855    $  635,158
                     ========     ==========   ===========      ==========    ==========

  Y2-97
  Net Revenues       $975,592     $1,946,646   $    33,941      $2,481,210    $5,437,389
  Cost of sales       567,831              -        72,173       1,340,098     1,980,102
                     --------     ----------   -----------      ----------    ----------

  Gross profit
    (loss)           $407,761     $1,946,646   $   (38,232)     $1,141,112    $3,457,287
                     ========     ==========   ===========      ==========    ==========

  Y2-96
  Net Revenues       $949,191     $  287,227   $   802,487      $1,384,993    $3,423,898
  Cost of sales       449,039         68,000       956,804         749,366     2,223,209
                     --------     ----------   -----------      ----------    ----------

  Gross profit
    (loss)           $500,152     $  219,227   $  (154,317)     $  635,627    $1,200,689
                     ========     ==========   ===========      ==========    ==========

         NET REVENUES

         Revenues are generated through the Company's intellectual property activities, including publishing, book licensing and packaging, and through licensing of rights to its licensees (i.e. book rights, television rights, toy rights, etc.), and through its entertainment retail business. Net revenues for Q2-97 increased by 98%, to $3,730,067, an increase of $1,841,792 from $1,888,275 for Q2-96. The increase noted in Q2-97 over Q2-96 is substantially due to the Company's share of its NetCo Partners joint venture's earnings, as well as the increased revenues for additional retail outlets opened after June 30, 1996. Net revenues for Y2-97 increased by 59%, to $5,437,389, an increase of $2,013,491 from $3,423,898 for Y2-96.

GROSS PROFIT

         Overall Company gross profit increased by 326%, or $2,069,212, to $2,704,370 in Q2-97 from $635,158 in Q2-96. As a percentage of net revenues, gross profit increased to 73% in Q2-97 from 34% in Q2-96. The Company's overall gross profit increased 188%, or $2,256,598, to $3,457,287 in Y2-97 from $1,200,689 for Y2-96. As a percentage of net revenues, gross profit increased to 64% in Y2-97 from 35% in Y2-96. The increase in gross profit is primarily due to the Company's share of its NetCo Partners joint venture's earnings .

         INTELLECTUAL PROPERTY

            /bullet/ BOOK LICENSING AND PACKAGING

         NET REVENUES. Total net revenues from Tekno Books, which is 51% owned by the Company, decreased 1.1 %, or $6,743, to $602,102 for Q2-97 from $608,845 for Q2-96. Net revenues increased 3%, or $26,401, to $975,592 for Y2-97 from $949,191 for Y2-96. Tekno Books' deferred revenues decreased by 48.4%, or $258,368, to $275,783 at June 30, 1997 from $534,151 at June 30, 1996. Tekno
Books' net revenues consist of two sources of revenue: (1) cash advances recognized as revenues upon the acceptance by publishers of books, and (2) royalties on books sold to and published by third-party publishers. Tekno Books generates significant cash flow from cash advances received upon the execution of publishing agreements with publishers for books to be published in the future. Such cash advances are only recognized as revenue when the work to which they relate is accepted by the publisher, resulting in a deferral of revenue recognition following receipt of the cash advance. Historically, virtually all books delivered by Tekno Books have been accepted. Additionally, Tekno Books has a library of books totaling over 900 titles which generate royalty payments to Tekno Books. The decrease in deferred revenues, from Q2-96 to Q2-97, reflect the completion of larger than average projects which were in process in Q2-96. Management believes that this is not an indication of any change in performance of this division. This division continues to grow with several significant works currently in Tekno Books' product pipeline.

         GROSS PROFIT. Gross profit for Tekno Books in Q2-97 was 46% as compared to 57% in Q2-96. For Y2-97, gross profit as a percent of net revenues was 42% compared to 53% for Y2-96. The decrease in gross profit percentage in Q2-97 and Y2-97 is due to revenue recognition in Q2-96 and Y2-96 related to several high margin works which were published during Q2-97. This is not an indication of any change in performance of this division. Management believes that this division continues to grow with several significant works currently in Tekno Books' product pipeline.

            /bullet/ LICENSING

         NET REVENUES. Net revenues from the licensing division include $1,822,500 from the Company's joint venture, NetCo Partners, in which the Company has a 50% interest. During Q2-97, NetCo's contracts with Berkley, the Dodge Division of Chrysler Corporation and ABC, produced revenues related to TOM CLANCY'S NETFORCE projects which have progressed to the stage where revenues have been earned. The amount included in revenue equals the Company's 50% share of NetCo's earnings.

            GROSS PROFIT. Licensing gross profit percentage in Q2-97 is 100%, as compared to 64% in Q2-96. The margin for Q2-97 is possible because all costs related to the development of the entertainment properties licensed were expensed by the publishing division, where the Company's intellectual properties are created and developed.

            /bullet/  PUBLISHING

The Company continues to use illustrated novels to introduce and develop its intellectual properties. The illustrated novels are published under the Company's contract with HarperCollins and revenues under this contract are reflected as licensing revenues. Publishing revenues and costs during the quarter reflect residual payments and related costs due for comic books and other works published in prior quarters.

            RETAIL

            /bullet/ ENTERTAINMENT RETAIL

         NET REVENUES. The Company's entertainment retail division net revenues increased by 70%, or $513,338, to $1,244,057 for Q2-97 from $730,719 for Q2-96 and by 79%, or $1,096,217, to $2,481,210 for Y2-97 from $1,384,993 for Y2-96.
Net revenues are derived from sales of entertainment products and merchandise, including T-shirts (such as STAR WARS(TM) T-shirts), hats (such as X-FILES(TM) hats), action figures (such as BATMAN(TM) action figures) and related items, CD-ROMS, trading cards, videos, comic books, collectible art, and other entertainment merchandise, at the Company's retail units located in major malls in various parts of the United States. The Company had 30 retail units in operation at June 30, 1997, as compared to 19 retail units in operation at June 30, 1996. The increase in revenues was due to two factors: (1) an increase in the number of retail units in operation, and (2) an increase in same store sales comparisons. In Q2-97 same store sales increased by 5.5% as compared to Q2-96. For Y2-97 same store sales increased by 11.4% as compared to Y2-96. Same store sales statistics include only those units that have been open at least 12 months from the beginning of the period being compared.

         GROSS PROFIT. Gross profit for the entertainment retail division increased by 78%, or $255,638, to $581,493 for Q2-97 from $325,855 for Q2-96, or by 79%, or $505,485, to $1,141,112 for Y2-97 from $635,627 for Y2-96. As a percentage of entertainment retail division revenues, gross profit was 46% for both Y2-97 and Y2-96, and increased to 47% in Q2-97 from 45% in Q2-96. Cost of sales for the entertainment retail division includes direct costs of goods purchased for resale net of existing inventories valued at the lower of cost using the first-in, first-out method or market. The cost of promotional items and inventory reductions due to shrinkage are included in selling, general and administrative expenses.

         OPERATING EXPENSES

         Total operating expenses consist of selling, general and administrative expenses, salaries and benefits and amortization. Total operating expenses increased by 34%, or $593,096, to $2,356,861 for Q2-97 from $1,763,765 for
Q2-96. As a percentage of net revenues, total operating expenses decreased to 63% in Q2-97 from 93% in Q2-96. Total operating expenses increased by 18%, or $694,685, to $4,567,047 for Y2-97 from $3,872,362 for Y2-96. As a percentage of the Company's net revenues, total operating expenses decreased to 84% in Y2-97 from 113% in Y2-96. The decreased expenses reflect reductions in operating expenses in the publishing division and corporate overhead, although this was partly offset by increases in salaries and benefits related to increases in the entertainment retail division due to the need to add overhead to support additional retail units.

         OTHER EXPENSE

         Other expense for Q2-97 increased by 24%, or $11,807, to $60,540 from $48,733 for Q2-96, and decreased by 2% or $1,708 to $99,428 in Y297 from
$101,136 in Y296.

         SHAREHOLDER'S EQUITY

         Shareholder's equity increased 25% or $654,530 to $3,289,791 at June 30, 1997, as compared to shareholder's equity of $2,635,261 as of March 31, 1997, and decreased 33% or $902,076 to $3,289,791 at June 30, 1997, as compared to shareholder's equity of $4,191,872 as of December 31, 1996. The changes are primarily due to the results of operations for the quarter and six months ended June 30, 1997, and the issuance of 91,626 shares of Series B preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had cash and cash equivalents of $410,505 and working capital deficit of $1,253,499, compared to cash and cash equivalents of $1,675,852 and working capital of $1,285,093 at December 31, 1996. Net cash used in operating activities during Y2-97 was $2,484,007, primarily representing cash used to fund the Company's net loss during Q1-97. Net cash used by investing activities was $339,256 and $1,557,915 in cash was provided by financing activities, for a total decrease in cash and cash equivalents of $1,265,348 during Q2-97. Net cash used in operating activities during Y2-96 was $3,498,148, primarily representing cash used to fund the Company's operations. At June 30, 1996, the Company had cash and cash equivalents of $2,899,942 and working capital of $2,504,817. Net cash used in investing activities was $942,023 and $6,733,737 in cash was provided by financing activities, for a total increase in cash of $2,293,566 during Y2-96.

         Subsequent to June 30, 1997, the Company completed a $3.5 million private placement whereby 35 units of 28,571-1/2 shares each were sold to investors at a price of $100,000 per unit. The aggregate number of common shares issued was 1,000,002 shares, based approximately on a per share price calculated using a formula of 70% of the average closing sale price of the Company's common stock for the 20 trading days immediately preceding the initial closing. These shares have a six month lock-up period and may not be sold or traded during such six month period without the prior written consent of the Company. Net proceeds of $3,115,800 were received subsequent to June 30, 1997 and will be used for working capital, as well as towards the cost of additional retail units to be opened in the second half of 1997.

         BankBoston has extended a proposal to the Company, subject to due diligence and further bank approval, to establish a $5 million, 48 month, revolving line of credit with a subsidiary of BankBoston for the purpose of financing the Company's retail inventory. It is currently expected that 50% to 60% of inventory costs for both present and future retail operations during such 48 month period will be financed through this facility. The terms call for interest computed at BankBoston Prime plus 1% per annum, payable monthly. The rate is reduced to 1/2% over prime for years three and four. There is a commitment fee that will be due BankBoston of 1% of the loan amount, payable annually throughout the loan's term. This loan facility would be secured by a security interest in the Company's retail inventory. There can be no assurance or guaranty that this loan facility will be finalized.

         The Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President extended to the Company a $1.1 million line of credit facility providing for interest only payments calculated at the JP Morgan Bank prime rate of interest; prepayable at any time without penalty by the

Company; and payable on demand of the holders. As of June 30, 1997 the Company had a balance outstanding of $912,000 under this line of credit, which was repaid in full subsequent to June 30, 1997. The line of credit currently remains available to the Company.

         Based on currently proposed plans and assumptions relating to its operations, the Company anticipates that its current capital resources, when combined with anticipated cash flows from operations, will be sufficient to satisfy the Company's contemplated working capital requirements for approximately the next twelve months. The Company's management expects to require additional financing for the expansion of its business, and in particular the growth of the Company's retail business, and to support working capital requirements in future years. The Company currently is exploring financing alternatives to allow the Company to finance such expansion. However, there can be no assurance that such financing alternatives will be available to the Company or will be implemented on terms favorable to the Company.

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

                           PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES

            On June 30, 1997, the Company issued to Tekno Simon LLC ("Tekno Simon") 91,626 shares of the Company's Series B Variable Rate Convertible Preferred Stock (the "Series B Preferred Stock") pursuant to the Preferred Stock Purchase Agreement, as amended, between the Company and Tekno Simon for an aggregate purchase price of $480,000. Each share of Series B Preferred Stock is convertible into one share of the Company's Common Stock until November 28, 1997, after which time the Series B Preferred Stock will be redeemable by the Company at its option at a redemption price equal to 115% of the final stated value (as defined in the terms of the Series B Preferred Stock) of each share of Series B Preferred Stock redeemed.

            The foregoing shares of Series B Preferred Stock were issued by the Company in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, as it was a transaction by the Company not involving a public offering.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 EXHIBIT NUMBER                   DESCRIPTION
                 --------------                   -----------

                      27.1                        Financial Data Schedule

            (b)  Reports on Form 8-K
                 No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BIG ENTERTAINMENT, INC.

Date: August 14, 1997               By: /s/ MITCHELL RUBENSTEIN
                                        ----------------------------------------
                                        Chairman of the Board and Chief
                                        Executive Officer (Principal Executive
                                        Officer and Principal Financial and
                                        Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
-------

  27.1          Financial Data Schedule