Form 10QSB
period 1997-09-30
BIG ENTERTAINMENT INC
filed 1997-11-14
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.       Yes  X       No ____

         As of November 11, 1997, the number of shares outstanding of the issuer's Common Stock, $.01 par value, was 6,887,641.


                             BIG ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

PART I                 FINANCIAL INFORMATION                                                   PAGE(S)

Item 1.                Consolidated Financial Statements

                       Consolidated Balance Sheets as of September 30, 1997
                       (unaudited) and December 31, 1996.....................................3

                       Consolidated Statements of Operations for the three and
                        nine months ended September 30, 1997 and
                        1996 (unaudited).....................................................4

                       Consolidated Statements of Cash Flows for the nine
                        months ended September 30, 1997 and 1996 (unaudited).................5

                        Condensed Notes to Unaudited Consolidated Financial Statements.......6-7

Item 2.                 Management's Discussion and Analysis or Plan of Operations...........8-21


PART II                 OTHER INFORMATION

Item 2.                 Changes in Securities and Use of Proceeds...........................22

Item 6.                 Exhibits and Reports on Form 8-K....................................22

Signature               ....................................................................23


                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                            September 30,     December 31,
                                                                                 1997             1996
                                                                            -------------     ------------
                                                                             (Unaudited)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $   1,569,375     $  1,675,852
  Trade receivables, net                                                          112,295           95,547
  Merchandise inventories                                                       2,011,860        1,410,603
  Prepaid expenses                                                                446,123          654,255
  Franchise fee receivable                                                        700,000          700,000
  Other current assets                                                            136,403           64,167
                                                                            -------------     ------------
  Total current assets                                                          4,976,056        4,600,424

PROPERTY AND EQUIPMENT, net                                                     2,282,229        2,349,108
INVESTMENT - NETCO PARTNERS                                                       805,848          201,311
INTANGIBLE ASSETS, net                                                            166,727          491,265
GOODWILL, net                                                                     330,677          345,257
OTHER ASSETS                                                                      178,980          256,054
                                                                            -------------     ------------
TOTAL ASSETS                                                                $   8,740,517     $  8,243,419
                                                                            =============     ============
                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $     939,305     $  1,021,264
  Accrued expenses                                                                453,778          522,509
  Deferred revenue                                                              1,228,721        1,268,455
  Current portion of capital lease obligations                                    501,466          503,103
                                                                            -------------     ------------
  Total current liabilities                                                     3,123,270        3,315,331
                                                                            -------------     ------------
CAPITAL LEASE OBLIGATIONS, less current portion                                   484,152          731,807
                                                                            -------------     ------------
CONVERTIBLE DEBENTURE                                                             650,000                -
                                                                            -------------     ------------
MINORITY INTEREST                                                                  53,175            4,414
                                                                            -------------     ------------
SHAREHOLDERS' EQUITY:
  Series A variable rate convertible preferred stock, $6.25 stated value,
      217,600 shares authorized; 217,600 issued and outstanding at
      September 30, 1997 and December 31, 1996. Liquidation preference of
      $1,598,307 at September 30, 1997.                                         1,360,000        1,360,000
  Series B variable rate convertible preferred stock, $5.24 stated and liquidation value, 142,223  shares authorized; 121,393 and 29,767 issued and outstanding at September 30, 1997 and at December 31,
     1996, respectively.                                                          640,000          160,000
  Series C variable rate convertible preferred stock, $100 stated
      value, 100,000 shares authorized; 20,000 issued and outstanding at September 30, 1997 and at December 31, 1996.  Liquidation
      preference of $2,000,000 at September 30, 1997.                           2,000,000        2,000,000
  Common stock, $.01 par value, 25,000,000 shares authorized;
      6,887,641 and 5,870,601 shares issued and outstanding at
      September 30, 1997 and at December 31, 1996, respectively.                   68,877           58,706
  Additional paid-in capital                                                   25,190,782       22,039,194
  Warrants outstanding                                                            577,900          566,600
  Accumulated deficit                                                         (25,407,639)     (21,992,633)
                                                                            -------------     ------------
  Total shareholders' equity                                                    4,429,920        4,191,867
                                                                            -------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   8,740,517     $  8,243,419
                                                                            =============     ============

 The accompanying Condensed Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                                 --------------------------------    -------------------------------
                                                                      1997               1996            1997              1996
                                                                 --------------   ---------------    -------------   ---------------
NET REVENUES                                                     $    2,011,668   $     1,669,438    $   7,449,056   $     5,093,336

COST OF SALES                                                         1,011,224         1,092,489        2,991,326         3,315,698
                                                                 --------------   ---------------    -------------   ---------------
    Gross profit                                                      1,000,444           576,949        4,457,730         1,777,638
                                                                 --------------   ---------------    -------------   ---------------
OPERATING EXPENSES:
    Selling, general and administrative                               1,655,046         1,292,852        4,208,218         3,401,957
    Salaries and benefits                                             1,040,887           866,266        2,828,466         2,404,709
    Amortization of goodwill and intangibles                            114,453           112,407          340,749           337,221
                                                                 --------------   ---------------    -------------   ---------------
        Total operating expenses                                      2,810,386         2,271,525        7,377,433         6,143,887
                                                                 --------------   ---------------    -------------   ---------------
        Operating loss                                               (1,809,942)       (1,694,576)      (2,919,703)      (4,366,249)

OTHER:

    Interest, net                                                       (30,084)           (8,247)        (149,706)        (127,658)
    Other, net                                                           10,603            10,025           30,797           28,300
                                                                 --------------   ---------------    -------------   ---------------
        Loss before minority interest and income taxes               (1,829,423)       (1,692,798)      (3,038,612)      (4,465,607)

MINORITY INTEREST                                                       (76,972)          (47,480)        (210,711)        (245,639)
                                                                 --------------   ---------------    -------------   ---------------
        Net loss                                                 $   (1,906,395)  $    (1,740,278)   $  (3,249,323)  $   (4,711,246)
                                                                 ==============   ===============    =============   ===============
Net loss per common and common
equivalent share                                                 $        (0.29)  $         (0.30)   $       (0.53)  $        (0.88)
                                                                 ==============   ===============    =============   ===============
Weighted average number of common
and common equivalent shares outstanding                              6,605,957         5,861,294        6,122,789        5,346,509
                                                                 ==============   ===============    =============   ===============

 The accompanying Condensed Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.


                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                              Nine Months Ended September 30,
                                                                   1997             1996
                                                              -------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $  (3,249,323)  $    (4,711,246)
    Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                 862,081           771,189
      Equity in net earnings of Netco Partners                   (1,830,427)              -
      Issuance of compensatory stock options and warrants            17,662               -
      Recognition of deferred gain                                  (30,291)          (20,194)
      Amortization of deferred financing costs                       13,772             8,314
      Minority interest                                             210,711           245,639
      Changes in assets and liabilities:
        Trade receivables                                           (16,748)         (313,084)
        Prepaid expenses                                            208,132          (107,081)
        Merchandise inventories                                    (601,257)         (401,364)
        Other current assets                                        (72,237)            8,420
        Other assets                                                 63,302            20,798
        Accounts payable                                            (81,959)       (1,206,295)
        Accrued professional fees                                     8,250           (24,671)
        Deferred revenue                                             (9,443)          286,670
        Other accrued expenses                                     (108,562)          180,477
                                                              -------------   ---------------
          Net cash used in operating activities                  (4,616,337)       (5,262,428)
                                                              -------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Return of capital from (investment in) Netco Partners         1,225,890          (202,255)
    Capital expenditures, net                                      (371,445)         (623,699)
    Investment in patents and trademarks                               (329)          (49,670)
    Return of capital from Tekno Books to minority partner         (161,950)         (353,051)
                                                              -------------   ---------------
          Net cash provided by (used in) investing activities       692,166        (1,228,675)
                                                              -------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of preferred stock                   480,000           560,000
    Proceeds from issuance of convertible debenture                 650,000               -
    Net proceeds from issuance of common stock                    3,069,996         4,873,465
    Proceeds from sale of 8.5% convertible promissory note              -             500,000
    Proceeds from sale of assets                                        -             803,372
    Dividends on preferred stock                                    (60,000)              -
    Repayments under capital lease obligations                     (333,602)         (175,481)
    Receipts of subscription receivable                              11,300           184,600
                                                              -------------   ---------------
          Net cash provided by financing activities               3,817,694         6,745,956
                                                              -------------   ---------------
          Net (decrease) increase in cash and cash equivalents     (106,477)          254,853

CASH AND CASH EQUIVALENTS, beginning of period                    1,675,852           606,376
                                                              -------------   ---------------
CASH AND CASH EQUIVALENTS, end of period                      $   1,569,375   $       861,229
                                                              =============   ===============
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
    Interest paid                                             $     156,425   $       176,683
                                                              =============   ===============


 The accompanying Condensed Notes to Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1)       BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Big Entertainment, Inc. and Subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

The results of operations for the three and nine months ended September 30, 1997, and cash flows for the nine months ended September 30, 1997, are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 1997.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2)       DEBT:

The Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President have extended a $1.1 million unsecured line of credit facility to the Company. The line of credit bears interest at the JP Morgan Bank prime rate of interest. The outstanding balance under this line of credit of $912,000 at June 30, 1997 was repaid during the three months ended September 30, 1997. As of September 30, 1997, the entire balance under this line of credit was available to the Company.

In August 1997, the Company issued a $650,000 convertible debenture to a single institutional investor. The debenture accrues interest at 4% per annum, which is payable in arrears on August 31, 1999, the maturity date of the debenture. The debenture is convertible by the holder to shares of the Company's common stock at a conversion price equal to 80% of the average closing bid price for the ten trading days immediately preceding the date of conversion. The conversion features restrict the maximum principal amount of the debenture which can be converted for a 120-day period following the effective date of registration for resale of the underlying shares. The debenture is redeemable at 125% of the principal amount plus accrued interest. The Company can require the holder of the debenture to convert any portion of the debenture still outstanding on the maturity date. In conjunction with issuance of the debenture, the buyer received warrants to buy 32,500 shares of common stock at exercise prices ranging from $6.00 to $6.53 per share. The warrants expire March 2, 2003.

3)       COMMON STOCK:

In July 1997, the Company sold 1,000,002 shares of its common stock through a private placement for $3,500,000. The proceeds to the Company from the issuance of these shares amounted to $3,069,996, net of expenses. The shares issued through this private placement are restricted from resale for six months from the date of issuance unless prior approval from the Company is granted; accordingly the shares were sold at a 20% discount to the then current market price of the common stock reflecting the restrictions on resale. In conjunction with this offering, the placement agent received warrants to purchase 100,000 shares of common stock. The warrants expire five years from the date of issuance and have an exercise price of $5.00 per share.

4)       SUPPLEMENTAL NON-CASH DISCLOSURES:

For the nine months ended September 30, 1997, the Company accrued non-cash dividends on its Series A Convertible Preferred Stock in the amount of 15,708 shares of Common Stock with an aggregate market value of $84,596, and non-cash dividends on its Series B Convertible Preferred Stock in the amount of 3,664 shares of Common Stock with an aggregate market value of $20,662.

The Company entered into capital lease transactions totaling $84,310 during the nine months ended September 30, 1997.

5)       RECENTLY ISSUED ACCOUNTING STANDARDS:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") effective for fiscal years ending after December 15, 1997. SFAS No. 128 simplifies the calculation of earnings per share to measure the performance of an entity over a reporting period for both basic and diluted earnings per share. Basic and diluted earnings per share computed in accordance with SFAS No. 128 for the three and nine months ended September 30, 1997 and 1996 do not differ from the primary earnings per share reported in the accompanying Consolidated Statement of Operations.

6)       RECLASSIFICATION:

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 classification.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Big Entertainment, Inc. ("Big Entertainment" or the "Company"), which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. Such factors include, but are not limited to, the Company's limited operating history; operating losses and accumulated deficit; possible need for additional financing; dependence on relationships with authors; risks related to retail operations; competition; dependence on management; risks related to trademarks and proprietary rights; dependence on distributors; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

GENERAL

Big Entertainment is a diversified entertainment company involved in the licensing of entertainment properties, the operation of entertainment-related retail stores, and the publishing and packaging of books.

The Company, either directly or in some cases through its 50% ownership interest in NetCo Partners ("NetCo Partners"), owns exclusive rights to certain original characters and concepts created by best-selling authors, media celebrities, and sports celebrities including, for example, Tom Clancy, Magic Johnson, Leonard Nimoy, Gene Roddenberry, and Mickey Spillane. The Company frequently uses illustrated novels to introduce and develop new characters and concepts (collectively, its "intellectual properties") in the marketplace while the Company seeks to license these properties across all media, including films and television, and in books, multimedia software, toys and other merchandise. The Company acquires the rights to its intellectual properties pursuant to agreements that generally grant it, on an exclusive basis, all rights in the intellectual property itself (including, but not limited to, the right to license the intellectual property for films, television, books, multimedia software, toys and other merchandise) as well as the right to use the creator's name in the title of the intellectual property.

The Company's intellectual properties include, among others: LEONARD NIMOY'S PRIMORTALS; GENE RODDENBERRY'S XANDER IN LOST UNIVERSE; ISAAC ASIMOV'S I-BOTS; MICKEY SPILLANE'S MIKE DANGER; JOHN JAKES' MULLKON EMPIRE; ANNE MCCAFFREY'S
ACORNA: THE UNICORN GIRL; MARGARET WEIS' TESTAMENT OF THE DRAGON; NEIL GAIMAN'S MR. HERO -- THE NEWMATIC MAN; NEIL GAIMAN'S TEKNOPHAGE; NEIL GAIMAN'S LADY JUSTICE; AND NEIL GAIMAN'S WHEEL OF WORLDS.

Certain of the Company's intellectual properties are owned by NetCo Partners, a joint venture which is owned 50% by the Company and 50% by C.P. Group, Inc. ("C.P. Group"). Tom Clancy is a substantial shareholder of C.P. Group. NetCo Partners' properties include TOM CLANCY'S NETFORCE; ARTHUR C. CLARKE'S CRIOSPHINX; TAD WILLIAMS' MIRROR WORLD; CATHY CASH SPELLMAN'S MILLENNIUM; and NEIL GAIMAN'S LIFERS. The Company is continually negotiating with other best-selling authors and celebrities to create and develop additional intellectual properties for the Company and/or NetCo Partners to license for use in various media and merchandise.

The Company, in conjunction with its majority-owned subsidiary Tekno Books, has also entered into an agreement with June Bug Enterprises, Inc., an entity controlled by pro basketball star Magic Johnson. Under the agreement, Magic Johnson will work with the Company to develop textbooks, children's books, novels, and action figure cartoon characters with special appeal to children.

A number of the Company's and/or NetCo Partners' intellectual properties have already been licensed for use in books, feature films, television series and merchandise by various licensees, including The ABC Television Network ("ABC"), a division of The Walt Disney Company, for development of a television mini-series based on TOM CLANCY'S NETFORCE; The Berkley Publishing Group, a division of Putnam Berkley, for hardcover and paperback publishing rights to TOM CLANCY'S NETFORCE; Warner Books, a division of Time-Warner, Inc., for hardcover and paperback book publishing rights; Playmates Toys, Inc. for a line of toys; HarperCollins, a division of Rupert Murdoch's News Corporation, for hardcover and paperback book publishing rights; Alliance Productions, Ltd., a division of Alliance Communications Corporation, the largest Canadian entertainment company, for television rights; Sierra On-Line, a publisher of interactive entertainment, productivity and educational software, for CD-ROM rights; and Miramax Films, a division of The Walt Disney Company, for feature film and television rights. The licensing agreements generally provide for the payment by the licensee of advances to the Company or NetCo Partners, as the case may be, as well as royalty payments based on sales after the advances have been earned. The Company and NetCo Partners are actively negotiating additional licensing opportunities for their intellectual properties.

The Company has two operating divisions: the intellectual property division and the entertainment retail division. The intellectual property division is further segmented into three subdivisions - publishing, licensing, and book licensing and packaging. The publishing and licensing divisions are the primary means by which the Company utilizes its intellectual properties, the publishing division by focusing on development of the Company's intellectual properties through the publication of illustrated novels, and the licensing division by focusing on licensing the Company's intellectual properties for books, feature films, television series, toys, merchandise, and interactive multimedia products. The Company's book licensing and packaging division focuses on developing and executing book projects, typically with bestselling authors. The entertainment retail division operates the Company's in-line studio stores and retail kiosks known as "Entertainment SuperoKiosks."

The Company's divisions are described as follows:

                  PUBLISHING. Big Entertainment's publishing division focuses on introducing and developing the Company's intellectual properties to explore their potential for licensing, through the publication and distribution of illustrated novels. During 1996, the Company began reducing its comic book titles, which had previously been a format also utilized by the Company to introduce and develop its intellectual properties. The Company discontinued comic book publishing in the first quarter of 1997 and shifted its focus to illustrated novels. The Company's illustrated novels generally tell a story in one issue, are targeted at a more sophisticated audience than typical comic book readers and are generally sold by traditional book retailers. The Company believes that its illustrated novels have wider distribution potential, longer shelf lives and higher initial retail prices as compared to comic books. Retail cover prices of the Company's illustrated novels generally range from $9.95 to $19.95. The Company's philosophy is to produce high-quality publications utilizing state-of-the-art graphics and publishing techniques. Big Entertainment's illustrated novels are targeted primarily to young adults and adult readers.

                  In November 1996, the Company entered into an agreement with HarperCollins Publishers, Inc., a division of The News Corporation ("HarperCollins"), licensing to HarperCollins certain rights to publish, reproduce and distribute initially four of the Company's entertainment properties as hardcover and paperback novels as well as illustrated novels (the "HarperCollins Agreement"). As of the date hereof, HarperCollins has published one hardcover novel and two illustrated novels and the Company has delivered several additional manuscripts and completed books to HarperCollins, which are proceeding toward the publication stage.

                  The HarperCollins Agreement changes the way this division does business. Prior to the HarperCollins Agreement, the Company advanced one hundred percent of all costs associated with the development of its titles. Furthermore, the Company paid for the printing of all books, and was responsible for returns, which are a normal part of book publishing. HarperCollins' advance payments to the Company are a source of funds for the Company to use for development costs; HarperCollins will be paying the costs of printing; and HarperCollins will be solely responsible for all returns. It is anticipated that much of the Company's future publishing activities will be carried out in a manner similar to the HarperCollins arrangement, which in essence is a licensing activity, and that over time, the publishing division will be phased out.

                  In addition to the Company's agreement with HarperCollins, U.S. and international distribution of the Company's illustrated novels, books and other products is handled by the Company's other licensees or joint venturers, such as Warner Books and Sierra On-Line (see "Licensing Division," below).

                  Substantially all of the costs in this division are expensed as incurred. Since most development costs of the Company's entertainment properties are expensed in the publishing division, there are expected to be minimal incremental expenses associated with licensing revenue anticipated to be generated from the Company's entertainment properties.

                  LICENSING DIVISION. Big Entertainment's licensing division seeks to exploit the Company's intellectual properties by licensing them for feature films, television series, books and merchandise such as apparel, toys, trading cards, posters and similar items. The Company is represented in its efforts to secure book licenses with publishers by the William Morris Agency.

                  The most significant licensing agreements currently involve TOM CLANCY'S NETFORCE. NetCo Partners reached an agreement with ABC, a division of The Walt Disney Company, to develop and license a television mini-series based on TOM CLANCY'S NETFORCE. The agreement provides for a license fee to be paid to NetCo Partners of $8,000,000 for such mini-series, plus other specified rights fees and profit participation for NetCo Partners. All of such fees and profit participation are to be split equally between the Company and C.P. Group, each of which is a 50% partner of NetCo Partners. In the event that NetCo Partners and ABC do not reach agreement regarding a teleplay for the mini-series, the agreement nevertheless provides for the payment of $1.6 million to NetCo Partners. The mini-series based on TOM CLANCY'S NETFORCE is currently scheduled to air for four hours over two nights during the sweeps period in November 1998. The executive producers for the NETFORCE mini-series include Tom Clancy and Steve Pieczenik of C.P. Group, and Gil Cates and Dennis Doty of Cates/Doty Productions. Cates/Doty Productions is an experienced production team best known for their work as producers of the Academy Awards and other mini-series.

                  In April 1997, NetCo Partners entered into an agreement with The Berkley Publishing Group ("Berkley"), a division of Penguin Putnam Inc., which is part of the international media group Pearson plc, to publish a series of up to six original novels based on TOM CLANCY'S NETFORCE. The contract, with total maximum advances of $22,000,000, calls for initial publication of the first book to coincide with the airing of the ABC mini-series referred to above. NetCo Partners received gross advances totaling $2,437,500 on this contract during the quarter ended September 30, 1997, which have been distributed as part of NetCo Partners' normal distributions to the Company and C.P. Group, its partners. Additional advances become payable based on specific milestones such as commencement of writing, delivery and acceptance of the manuscripts, and actual publication of each of the six books. This contract calls for royalties on paperback sales to be earned by NetCo Partners at 15% of the publisher's suggested retail price.

                  In April 1997, NetCo Partners also entered into a second agreement with Berkley to publish up to 18 young adult novels based on TOM CLANCY'S NETFORCE. The contract, with total maximum advances of $900,000, calls for initial publication of the first book to coincide with the airing of the ABC mini-series referred to above. An initial advance payment of $450,000 was received by NetCo Partners and distributed during the quarter ended September 30, 1997, as part of NetCo Partners' normal distributions to the Company and C.P. Group, its partners. Additional advances relating to delivery and acceptance of the first and second manuscripts are currently due under this contract. This contract calls for royalties on paperback sales of the young adult novels to be earned at 10% of the publisher's suggested retail price.

                  Both of the Berkley contracts grant to Berkley the North American publishing rights to TOM CLANCY'S NETFORCE. NetCo Partners is currently seeking to license the rights to TOM CLANCY'S NETFORCE in numerous countries throughout the world in all major languages. It is currently anticipated that the aggregate of such foreign licenses will generate approximately 20% to 40% of the revenue being generated by the North American book licenses referenced above. For example, NetCo Partners, through its agent, has received verbal offers (which have been verbally accepted) for U.K. rights of 1.2 million U.K. pounds for the first four adult novels and for German rights of 1,260,000 marks for all six adult and 18 young adult TOM CLANCY'S NETFORCE books. NetCo Partners is also finalizing the terms of an agreement to license the audio book rights for the first four TOM CLANCY'S NETFORCE novels for an aggregate consideration of approximately $1 million. The aforementioned offers and acceptances regarding foreign and audio rights licenses are not binding until the contracts have been signed by all parties, and there can be no assurances that such contracts will be executed in accordance with the terms outlined above.

                  In April 1997, NetCo Partners entered into an agreement with the Dodge division of Chrysler Corporation regarding placement of Chrysler and Dodge products in TOM CLANCY'S NETFORCE illustrated novels. An initial advance payment of $100,000 was received by NetCo Partners and distributed during the quarter ended September 30, 1997 as part of NetCo Partners' normal distributions to the Company and C.P. Group, its partners.

                  NetCo Partners previously entered into an agreement with Playmates Toys, Inc. ("Playmates Toys") to develop, manufacture and market a line of toys based on TOM CLANCY'S NETFORCE. Playmates Toys, which specializes in boys' action figures, is currently the master toy licensee of STAR TREKTM and TEENAGE MUTANT NINJA TURTLESTM. The agreement with Playmates Toys provides for payment to NetCo Partners of a maximum advance of $1,000,000. Of this advance, $250,000 was received prior to September 30, 1997, $250,000 is contingent upon the broadcast of TOM CLANCY'S NETFORCE mini-series and $500,000 is contingent upon the broadcast of TOM CLANCY'S NETFORCE as a prime time television series or a kids' television series scheduled for after school, or Saturday or Sunday morning. While an agreement has been reached with ABC for a four-hour mini-series for TOM CLANCY'S NETFORCE, there is currently no contractual agreement licensing production of a TOM CLANCY'S NETFORCE prime time or kids' television series nor are there any assurances that such a series will be produced. Royalties, which will be offset by any advances so paid, are based on a percentage of Playmates Toys' receipts on worldwide sales.

                     Other licensing agreements include:

                     /bullet/ A joint CD-ROM publishing venture with Sierra On-Line, one of the largest worldwide publishers of interactive entertainment, productivity and educational software, for LEONARD NIMOY'S PRIMORTALS.

                     /bullet/ A joint publishing agreement with HarperCollins, one of the largest publishers in the world and a division of The News Corporation, to publish hardcover books, paperback books, and illustrated novels for ANNE MCCAFFREY'S ACORNA: QUEEN OF
                                    THE UNICORNS, ISAAC ASIMOV'S I-BOTS, and
                                    MARGARET WEIS' TESTAMENT OF THE DRAGON.

                     /bullet/ An agreement by NetCo Partners to license TAD WILLIAMS' MIRRORWORLD to HarperCollins to publish as an illustrated novel.

                     /bullet/ An agreement with Alliance Television Productions, a division of Alliance Communications Corporation, to license one of the Company's properties for television.

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

                  BOOK LICENSING AND PACKAGING. Big Entertainment's 51%-owned book licensing and packaging division, Tekno Books, is a leading book packager of fiction and non-fiction, with over 940 books published to date (approximately 200 published since the fourth quarter of 1994, when the Company acquired its interest in Tekno Books) and approximately another 180 books under contract that are forthcoming. In addition to providing access for the Company to a number of best-selling authors, Tekno Books creates book projects by developing concepts, negotiating publishing agreements and executing substantially all aspects of the book projects. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Mary Higgins Clark, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. These books have been published with more than 60 publishers (including HarperCollins, Doubleday, Random House, Simon & Schuster, Viking Penguin and Warner Books), translated into 30 languages, and selected by 18 different book clubs. Tekno Books is also a leading producer of novels and anthologies in the science fiction, fantasy, mystery, horror and Western genres. This division is an excellent source of referring authors to the Company for the development of licensable entertainment properties. This division has two streams of revenue, one being advances paid to it by publishers in return for granting certain publication rights to such publishers, and the other being royalties from the division's expanding library of titles.

                  In September 1997, the Company entered into an agreement with June Bug Enterprises, Inc., which provides for pro basketball star Magic Johnson to develop textbooks, children's books, novels, and action figure cartoon characters with special appeal to children. The textbook, children's book and novel parts of this agreement will be handled by Tekno Books. Current plans are for Magic Johnson to work with Tekno Books to develop a series of educational textbooks with material presented by Magic Johnson as well as a series of children's books and novels. The textbooks are expected to use examples from sports to illustrate important concepts and enliven student interest and enthusiasm. The Company is currently in discussions with various publishing houses to license these works. To the extent not borne by the publishers, the Company will advance all costs associated with the development of these books and projects while the net proceeds (after agent's fees and reimbursement of costs advanced by the Company) will be divided equally between the Company and June Bug Enterprises, Inc.

                  ENTERTAINMENT RETAIL. The Company operates retail stores which sell entertainment-related merchandise including apparel, jewelry, art, collectibles, novelty items, and books. The merchandise is based on movies, television shows and comic book characters such as Star WarsTM, Star TrekTM, X-FilesTM, BatmanTM, and Looney ToonsTM. The Company operates two different retail concepts - Entertainment SuperoKiosks and in-line studio stores. As of September 30, 1997, the Company operated 31 Entertainment SuperoKiosks and one in-line store. During October 1997, the Company opened the first of its new format prototype in-line studio stores at Willowbrook Mall in Wayne, New Jersey and in November 1997 it closed one Entertainment SuperoKiosk, which the Company plans to relocate during 1998. The new format in-line studio store prototype at approximately 3,000 square feet is significantly larger than the Entertainment SuperoKiosks and enables the Company to offer a broader array of merchandise that will be targeted at a wider segment of the market. The Company currently plans to open two additional in-line studio stores during the remainder of 1997 at Woodbridge Mall in Woodbridge, New Jersey and Garden State Plaza in Paramus, New Jersey. The Company's new in-line studio store concept is expected to be its primary retail concept going forward. Provided that the prototype in-line studio stores are successful and that the Company can raise the required capital or otherwise obtain financing, the current plans are to roll-out as many as 20 more in-line studio stores in 1998.

                  Big Entertainment's strategy for opening its retail stores is to seek prime locations in regional and major shopping malls in geographic areas determined by management as having desirable demographic characteristics.

                  In March 1997, the Company entered into an exclusive programming agreement with the ABC Television Network ("ABC"), a division of The Walt Disney Company. Under this programming agreement, beginning May 1, 1997 the Company commenced running two times each hour on the video monitors at each of its Entertainment SuperoKiosks a 12-minute programming segment provided by ABC and its local affiliate television stations. The programming is devoted to upcoming television programs to appear on ABC (including ABC Entertainment, ABC News, ABC Daytime and ABC Sports) and its affiliate stations and new, non-repetitive programming is provided to the Company each month. The Company also agreed to display ABC's logo and other promotional materials complementing the then-current video monitor campaigns. In exchange for its agreement to run the ABC programming exclusively, ABC affiliate stations in markets where the Company's Entertainment SuperoKiosks are located run promotional and advertising spots on the ABC affiliate stations featuring the Company's Entertainment SuperoKiosks and in-line studio stores. The Company also agreed to sell at the Entertainment SuperoKiosks, as part of its product mix, mutually selected ABC products featuring the ABC logo or its programs (such as "Home Improvement" T-shirts and "Monday Night Football" caps). The Company believes that this arrangement with ABC provides its Entertainment SuperoKiosks with a steady source of current programming that appeals to the target customers of the Entertainment SuperoKiosks, at no cost to the Company. Additionally and most importantly, the promotional spots featuring the Company's Entertainment SuperoKiosks run by the ABC affiliate stations are expected to provide the Company with substantial television advertising in the markets where the retail units are located at no additional cash expense to the Company. Based on the current and projected number of ABC affiliates running the ad spots, the Company estimates that the value of the ad spots it will be receiving on such ABC affiliate stations amounts to approximately $2.5 million over the next 12 months. The ad spots began to run on the ABC affiliate stations during the third quarter of 1997.

                  All of the Big Entertainment retail stores are currently operated by the Company. As part of its expansion strategy, the Company has entered into two franchise agreements. The first such agreement dated December 1995 is between the Company and Martin Ergas, a non-affiliate of the Company, granting to Mr. Ergas certain exclusive territorial franchise rights for Canada (excluding the Province of Alberta) for a term of 10 years in exchange for a non-refundable franchise fee of $700,000 and providing for the purchase by Mr. Ergas of two fully outfitted and installed Entertainment SuperoKiosks for $300,000. The Canadian franchise rights granted to Mr. Ergas consist primarily of the right to open, operate and sub-franchise Entertainment SuperoKiosks under the Company's name in the specified territory. The nonrefundable franchise fee of $700,000 is expected to be received prior to the opening of the first two units and upon the completion of certain training by the Company of employees of the franchisee.

                  The Company signed its first U.S. franchise agreement on May 1, 1997, under which one Big Entertainment retail unit is expected to be built by the franchisee in the Philadelphia area. The agreement, with a private investor, also provides for up to three more franchise stores in the Philadelphia region.

RESULTS OF OPERATIONS

            THREE MONTHS ENDED SEPTEMBER 30, 1997 ("Q3-97") AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996 ("Q3-96"), AND NINE MONTHS ENDED SEPTEMBER 30, 1997 ("Y3-97") AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996 ("Y3-96").

            The following table summarizes the revenues, cost of sales and gross profit attributable to each of the Company's divisions for Q3-97, Q3-96, Y3-97, and Y3-96:


                                          INTELLECTUAL PROPERTY                             RETAIL
                        ---------------------------------------------------------    -------------------
                                BOOK
                              LICENSING          LICENSING           PUBLISHING         ENTERTAINMENT           TOTAL
                                 AND                                                       RETAIL
                              PACKAGING
                        -------------------   -----------------  ----------------    -------------------    --------------
Q3-97
Net Revenues            $           308,613   $          25,196  $         17,776    $         1,660,083    $    2,011,668
Cost of sales                        89,111                   -             8,847                913,266         1,011,224
                        -------------------   -----------------  ----------------    -------------------    --------------
Gross profit            $           219,502   $          25,196  $          8,929    $           746,817    $    1,000,444
                        ===================   =================  ================    ===================    ==============

Q3-96
Net Revenues            $           435,651   $          16,466  $        229,861    $           987,460    $    1,669,438
Cost of sales                       264,620                   -           291,240                536,629         1,092,489
                        -------------------   -----------------  ----------------    -------------------    --------------
Gross profit (loss)     $           171,031   $          16,466  $        (61,379)   $           450,831    $      576,949
                        ===================   =================  ================    ===================    ==============

Y3-97
Net Revenues            $         1,284,205   $       1,971,841  $         51,717    $         4,141,293    $    7,449,056
Cost of sales                       656,942                   -            81,020              2,253,364         2,991,326
                        -------------------   -----------------  ----------------    -------------------    --------------
Gross profit (loss)     $           627,263   $       1,971,841  $        (29,303)   $         1,887,929    $    4,457,730
                        ===================   =================  ================    ===================    ==============

Y3-96
Net Revenues            $         1,384,842   $         303,693  $      1,032,348    $         2,372,453    $    5,093,336
Cost of sales                       713,659              68,000         1,248,044              1,285,995         3,315,698
                        -------------------   -----------------  ----------------    -------------------    --------------
Gross profit (loss)     $           671,183   $         235,693  $       (215,696)   $         1,086,458    $    1,777,638
                        ===================   =================  ================    ===================    ==============



            NET REVENUES

            Revenues are generated through the Company's intellectual property activities, including publishing, book licensing and packaging, and through licensing of rights to its licensees (i.e. book rights, television rights, toy rights, etc.), and through its entertainment retail business. Net revenues for Q3-97 increased by 20%, to $2,011,668, an increase of $342,230 from $1,669,438 for Q3-96. The increase noted in Q3-97 over Q3-96 is primarily due to the increased revenues for additional retail outlets opened after September 30, 1996. Net revenues for Y3-97 increased by 46%, to $7,449,056, an increase of $2,355,720 from $5,093,336 for Y3-96. The year-to-date increase over the prior year is principally attributable to the

Company's share of NetCo Partners joint venture earnings as well as increased revenues from the entertainment retail stores, partially offset by decreases in publishing revenues.

GROSS PROFIT

            Overall Company gross profit increased by 73%, or $423,495, to $1,000,444 in Q3-97 from $576,949 in Q3-96. As a percentage of net revenues, gross profit increased to 50% in Q3-97 from 35% in Q3-96. On a year-to-date basis, the Company's overall gross profit increased 151%, or $2,680,092, to $4,457,730 in Y3-97 from $1,777,638 for Y3-96. As a percentage of net revenues, gross profit increased to 60% in Y3-97 from 35% in Y3-96. The increase in gross profit is primarily due to the Company's share of its NetCo Partners joint venture earnings.

            INTELLECTUAL PROPERTY

                  /bullet/ BOOK LICENSING AND PACKAGING

            NET REVENUES. Total net revenues from Tekno Books, which is 51% owned by the Company, decreased 29%, or $127,038, to $308,613 for Q3-97 from $435,651 for Q3-96. Net revenues decreased 7%, or $100,637, to $1,284,205 for
Y3-97 from $1,384,842 for Y3-96. Tekno Books' deferred revenues decreased by 28%, or $140,584, to $368,041 at September 30, 1997 from $508,625 at September
30, 1996. Tekno Books' net revenues consist of two sources of revenue: (1) cash advances recognized as revenues upon the acceptance by publishers of books, and
(2) royalties on books sold to and published by third-party publishers. Tekno Books generates significant cash flow from cash advances received upon the execution of publishing agreements with publishers for books to be published in the future. Such cash advances are only recognized as revenue when the work to which they relate is accepted by the publisher, resulting in a deferral of revenue recognition following receipt of the cash advance. Historically, virtually all books delivered by Tekno Books have been accepted. Additionally, Tekno Books has a library of books totaling over 940 titles which generate royalty payments to Tekno Books. The decrease in revenues and deferred revenues reflect the completion of larger than average projects which were in process in Q3-96. Management believes that this change is not an indication of any change in performance of this division. This division continues to grow, with several significant works currently in Tekno Books' product pipeline.

            GROSS PROFIT. Gross profit as a percent of net revenues for Tekno Books in Q3-97 was 71% as compared to 39% in Q3-96. For Y3-97, gross profit as a percent of net revenues was 49%, which was essentially the same as in Y3-96. The increase in gross profit percentage in Q3-97 is due to revenues in Q3-97 being primarily attributable to works that have already been published, which therefore have minimal incremental costs.

                  /bullet/ LICENSING

            NET REVENUES. Net revenues from the licensing division for Q3-97 totaled $25,196 versus net revenues of $16,466 for Q3-96, an increase of $8,730, or 53%. Year-to-date licensing revenues for Y3-97 amount to $1,971,841 as compared to $303,693 for Y3-96, an increase of $1,668,148, or 549%. The increase in licensing revenues for both Q3-97 and Y3-97 is principally attributable to the Company's 50% share in the earnings of NetCo Partners. NetCo Partners began to recognize income from its contracts with Berkley, Playmates Toys, the Dodge Division of Chrysler Corporation and ABC related to TOM CLANCY'S NETFORCE beginning in the second quarter of 1997 as work on these projects had progressed to the stage where revenues have been earned. Licensing revenues include $7,928 for Q3-97 and $1,830,427 for Y3-97 representing the Company's 50% share in the earnings of NetCo Partners.

                  GROSS PROFIT. The licensing gross profit percentage in Q3-97 and Y3-97 is 100%, as compared to 100% in Q3-96 and 78% in Y3-96. The 100% margin in Q3-97, Y3-97 and Q3-96 is possible because the earnings from NetCo Partners are already reflected net of expenses and the costs related to the development of the entertainment properties licensed directly by the Company were expensed by the publishing division, where the Company's intellectual properties were created and developed.

                  /bullet/  PUBLISHING

                  The Company continues to use illustrated novels to introduce and develop its intellectual properties. The illustrated novels are published under the Company's contract with HarperCollins and revenues under this contract are reflected as licensing revenues. Publishing revenues and costs during the quarter reflect residual payments and related costs due for comic books and other works published in prior quarters. It is anticipated that the publishing division will be phased out over time.

                  RETAIL

                  /bullet/ ENTERTAINMENT RETAIL

            NET REVENUES. The Company's entertainment retail division net revenues increased by 68%, or $672,623, to $1,660,083 for Q3-97 from $987,460 for Q3-96 and by 75%, or $1,768,840, to $4,141,293 for Y3-97 from $2,372,453 for
Y3-96. Net revenues are derived from sales of entertainment products and merchandise, including T-shirts (such as STAR WARSTM T-shirts), hats (such as X-FILESTM hats ), action figures (such as BATMANTM action figures) and related items, CD-ROMS, trading cards, videos, comic books, collectible art, and other entertainment merchandise, at the Company's retail units located in major malls in various parts of the United States. The Company had 32 retail units in operation at September 30, 1997, as compared to 24 retail units in operation at September 30, 1996. The increase in revenues was due to three factors: (1) an increase in the number of retail units in operation, (2) an increase in same store sales comparisons, and (3) advertising revenues imputed from the barter advertising transaction with ABC during Q3-97. In Q3-97 same store sales increased by 5.6% as compared to Q3-96. For Y3-97 same store sales increased by 10.0% as compared to Y3-96. Same store sales statistics include only those units that have been open at least 12 months from the beginning of the period being compared.

            GROSS PROFIT. Gross profit for the entertainment retail division increased by 66%, or $295,986, to $746,817 for Q3-97 from $450,831 for Q3-96, and by 74%, or $801,471, to $1,887,929 for Y3-97 from $1,086,458 for Y3-96. As a percentage of entertainment retail division revenues, gross profit was 45% for Q3-97 as compared to 46% in Q3-96, while for Y3-97 and Y3-96, the gross profit margin remained unchanged at 46%. The decline in the gross margin percentage in Q3-97 was largely attributable to increased sales during the quarter of selected prerecorded video tapes with special appeal to the Company's target customer, which are a lower margin item. Cost of sales for the entertainment retail division includes direct costs of goods purchased for resale net of existing inventories valued at the lower of cost using the first-in, first-out method or market. The cost of promotional items are included in selling, general and administrative expenses.

            OPERATING EXPENSES

            Total operating expenses consist of selling, general and administrative expenses, salaries and benefits and amortization of goodwill and intangible assets. Total operating expenses increased by 24%, or $538,861, to $2,810,386 for Q3-97 from $2,271,525 for Q3-96. As a percentage of net revenues, total operating expenses increased to 140% in Q3-97 from 136% in Q3-96. Total operating expenses increased by 20%, or $1,233,546, to $7,377,433 for Y3-97 from $6,143,887 for Y3-96. As a percentage of the Company's net revenues, total operating expenses decreased to 99% in Y3-97 from 121% in Y3-96. The increased expenses primarily reflect the costs associated with the operation of eight additional Entertainment SuperoKiosks at September 30, 1997 compared to September 30, 1996 and the need to add overhead to support these additional retail units and the new prototype in-line studio stores opening in the fourth quarter of 1997 ("Q4-97"). These increases were partly offset by reductions in operating expenses in the publishing division.

            INTEREST EXPENSE

            Net interest expense amounted to $30,084 for Q3-97 as compared to $8,247 for Q3-96, an increase of $21,837. For Y3-97 net interest expense amounted to $149,706 as compared to $127,658 for Y3-96. The increase in net interest expense is attributable to capital leases that were entered into for equipment utilized in the retail stores, the distribution center and the corporate offices, as well as interest accrued on the convertible debenture issued during Q3-97.

            OTHER INCOME

             Other income for Q3-97 of $10,603 was essentially unchanged from Q3-96 when other income equaled $10,025. Other income increased by 9%, or $2,497, to $30,797 for Y3-97 from $28,300 for Y3-96.

            SHAREHOLDER'S EQUITY

            Shareholder's equity increased 35% or $1,140,129 to $4,429,920 at September 30, 1997, as compared to shareholder's equity of $3,289,791 as of June 30, 1997, and increased 6% or $238,053 as compared to shareholder's equity of $4,191,867 as of December 31, 1996. The changes are primarily due to the issuance of common stock through a private placement during Q3-97, the issuance of Series B preferred stock during Q2-97, and the results of operations for the quarter and nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 1997, the Company had cash and cash equivalents of $1,569,375 and working capital of $1,852,786, compared to cash and cash equivalents of $1,675,852 and working capital of $1,285,093 at December 31, 1996. Net cash used in operating activities during Y3-97 was $4,616,337, primarily representing cash used to fund the Company's year-to-date net loss and for build-up of seasonal merchandise inventories as well as inventories to stock the three new in-line studio stores opening in Q4-97. Net cash provided by investing activities was $692,166 reflecting distributions received from NetCo Partners, partially offset by capital expenditures and other investment activity. Net cash provided by financing activities during Y3-97 was $3,817,694 primarily reflecting the proceeds from the issuance of shares of common stock in Q3-97, the issuance of preferred stock in Q2-97, and the issuance of a $650,000 convertible debenture in Q3-97, all of which resulted in a net decrease in cash and cash equivalents of $106,477 during Y3-97. Net cash used in operating activities during Y3-96 was $5,262,428, primarily representing cash used to fund the Company's operations. Net cash used in investing activities was $1,228,675 and $6,745,956 in cash was provided by financing activities, for a total increase in cash of $254,853 during Y3-96.

            BankBoston has extended a proposal to the Company, subject to due diligence, which has commenced, and further bank approval, to establish a $5 million, 48-month, revolving line of credit with a subsidiary of BankBoston for the purpose of financing the Company's retail inventory. It is currently expected that 50% to 60% of inventory costs for both present and future retail operations during such 48-month period will be financed through this facility. The terms call for interest computed at BankBoston Prime plus 1% per annum, payable monthly. The rate is reduced to 1/2% over prime for years three and four. There is a commitment fee that will be due BankBoston of 1% of the loan amount, payable annually throughout the loan's term. This loan facility would be secured by a security interest in the Company's retail inventory. There can be no assurance or guarantee that this loan facility will be finalized.

            Phoenix Leasing, Inc. has agreed to extend $1 million credit to the Company to finance furniture, fixtures and equipment for its retail stores. It is anticipated that the terms of this facility will provide for amortization over 60 months at a fixed rate of interest of 13.25% per annum and that it will be secured by the fixed assets in the retail locations so financed. A broker's commission payable upon funding of this loan may also be funded as part of this financing transaction. The Company plans to utilize the proceeds to finance the leasehold improvements and fixtures and equipment for the first two new in-line studio stores opening in Q4-97. The Company is currently evaluating other proposals and commitments received for additional lease or loan financing to fund the third in-line studio store scheduled to open in Q4-97 as well as funds for the in-line studio store expansion planned for 1998. Such expansion will be contingent on the success of the first three stores as well as the Company's ability to raise the capital required to open the new stores.

            The Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President extended to the Company a $1.1 million unsecured line of credit facility providing for interest only payments calculated at the JP Morgan Bank prime rate of interest; prepayable at any time without penalty by the Company; and payable on demand of the holders. The outstanding balance under this line of credit of $912,000 at June 30, 1997 was repaid by the Company in July 1997. As of September 30, 1997, the entire balance on this line of credit was available to the Company.

            Based on currently proposed plans and assumptions relating to its operations, absent the plans to expand the new in-line studio stores, the Company anticipates that its current capital resources, when combined with anticipated cash flows from operations, will be sufficient to satisfy the Company's contemplated working capital requirements for approximately the next twelve months. Management expects to require additional financing for the expansion of its business, and in particular the planned growth of the Company's new in-line studio stores, and to support working capital requirements in future years. The Company currently is exploring financing alternatives to allow the Company to finance such expansion. However, there can be no assurance that such financing alternatives will be available to the Company or will be implemented on terms favorable to the Company.

INFLATION AND SEASONALITY

            Although the Company cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on the Company's sales or results of operations. The Company considers its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book licensing and packaging division as a result of the general publishing industry practice of paying royalties semi-annually. The Company's entertainment retail business is seasonal with the holiday season accounting for the largest percentage of annual net sales. Accordingly, as the Company expands its entertainment retail division, it anticipates that its results of operations will be increasingly affected by seasonality. In addition, although not seasonal, the Company's publishing and licensing divisions both experience significant fluctuations in their respective revenue streams, earnings and cash flow as a result of the significant amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. While certain of the development costs are incurred as a normal recurring operating expense, the recognition of publishing and licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

                           PART II - OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  See Note 3 of the Condensed Notes to Consolidated Financial Statements with respect to the sale by the Company in July 1997 of an aggregate of 1,000,002 shares of Common Stock to investors in a private offering for a total purchase price of $3,500,000.

                  See Note 2 of the Condensed Notes to Consolidated Financial Statements with respect to the sale by the Company in August 1997 to an institutional investor of a 4% Convertible Debenture (the "Convertible Debenture") in the principal amount of $650,000. The Convertible Debenture is convertible into shares of Common Stock at a rate based on 80% of the average market price of the Common Stock for the ten trading days prior to the date of conversion. The conversion features restrict the maximum principal amount of the debenture which can be converted for a 120-day period following the effective date of registration for resale of the underlying shares.

                  The shares of Common Stock and the Convertible Debenture were all issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving a public offering, each recipient of shares of Common Stock having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such shares. Total advisory fees of $350,000 were paid to the placement agent who managed the private placement. In connection with the private placement, such placement agent also received warrants to purchase 100,000 shares of Common Stock with an exercise price of $5.00 per share. Total advisory fees of $31,250 were paid to an investment banker in connection with the issuance of the Convertible Debenture. The purchaser of the Convertible Debenture also received warrants to purchase 32,500 shares of Common Stock with exercise prices ranging from $6.00 to $6.53 per share.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                           EXHIBIT  NUMBER                    DESCRIPTION
                           ---------------                    -----------
                                    27.1                Financial Data Schedule

                  (b)      Reports on Form 8-K
                           No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BIG ENTERTAINMENT, INC.

Date: November 14, 1997                        By: /s/ Mitchell Rubenstein
                                                  -----------------------------
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Date: November 14, 1997                        By: /s/ Marci L. Yunes
                                                  ------------------------------
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                     Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                     DESCRIPTION
-------                     -----------


27.1                   Financial Data Schedule