Form 10QSB/A
period 1997-09-30
BIG ENTERTAINMENT INC
filed 1998-01-15
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A

                                AMENDMENT NO. 1


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

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                                 --------------------------------    -------------------------------
                                                                      1997               1996            1997              1996
                                                                 --------------   ---------------    -------------   ---------------
NET REVENUES                                                     $    2,003,740   $     1,669,438    $   5,618,629   $     5,093,336

COST OF SALES                                                         1,011,224         1,092,489        2,991,326         3,315,698
                                                                 --------------   ---------------    -------------   ---------------
    Gross profit                                                        992,516           576,949        2,627,303         1,777,638
                                                                 --------------   ---------------    -------------   ---------------
OPERATING EXPENSES:
    Selling, general and administrative                               1,655,046         1,292,852        4,208,218         3,401,957
    Salaries and benefits                                             1,040,887           866,266        2,828,466         2,404,709
    Amortization of goodwill and intangibles                            114,453           112,407          340,749           337,221
                                                                 --------------   ---------------    -------------   ---------------
        Total operating expenses                                      2,810,386         2,271,525        7,377,433         6,143,887
                                                                 --------------   ---------------    -------------   ---------------
        Operating loss                                               (1,817,870)       (1,694,576)      (4,750,130)      (4,366,249)

EQUITY IN EARNINGS OF NETCO PARTNERS                                      7,928               -          1,830,427               -

OTHER:

    Interest, net                                                       (30,084)           (8,247)        (149,706)        (127,658)
    Other, net                                                           10,603            10,025           30,797           28,300
                                                                 --------------   ---------------    -------------   ---------------
        Loss before minority interest and income taxes               (1,829,423)       (1,692,798)      (3,038,612)      (4,465,607)

MINORITY INTEREST                                                       (76,972)          (47,480)        (210,711)        (245,639)
                                                                 --------------   ---------------    -------------   ---------------
        Net loss                                                 $   (1,906,395)  $    (1,740,278)   $  (3,249,323)  $   (4,711,246)
                                                                 ==============   ===============    =============   ===============
Net loss per common and common
equivalent share                                                 $        (0.29)  $         (0.30)   $       (0.53)  $        (0.88)
                                                                 ==============   ===============    =============   ===============
Weighted average number of common
and common equivalent shares outstanding                              6,605,957         5,861,294        6,122,789        5,346,509
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

Certain intellectual properties are owned by NetCo Partners, a joint venture which is owned 50% by the Company and 50% by C.P. Group, Inc. ("C.P. Group"). Tom Clancy owns 50% of C.P. Group. NetCo Partners' properties include TOM CLANCY'S NETFORCE; ARTHUR C. CLARKE'S CRIOSPHINX; TAD WILLIAMS' MIRROR WORLD; CATHY CASH SPELLMAN'S MILLENNIUM; ANNE MCCAFFREY'S SARABAND;and NEIL GAIMAN'S LIFERS. The Company is continually negotiating with other best-selling authors and celebrities to create and develop additional intellectual properties for the Company and/or NetCo Partners to license for use in various media and merchandise.

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

                    The Company's licensing agreements include:

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

                  Merchandising of character-related products is conducted principally through the grant of licenses to independent third parties who would manufacture their own products incorporating the Company's or NetCo Partners' characters and distribute such products through their normal distribution channels. Generally, these licenses are expected to provide payment of royalties to the Company based on specified percentages of the sales of licensed products. To date, products featuring the Company's intellectual properties have included T-shirts, caps, trading cards, posters, buttons and telephone calling cards. These products have been sold through independent distributors and by the Company at its retail outlets.

                  Other significant licensing activities are carried out by the Company through its NetCo Partners joint venture. These licensing activities are discussed on pages 14-16 herein.

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

                  ENTERTAINMENT RETAIL. The Company operates retail stores which sell entertainment-related merchandise including apparel, jewelry, art, collectibles, novelty items, and books. The merchandise is based on movies, television shows and comic book characters such as Star WarsTM, Star TrekTM, X-FilesTM, BatmanTM, and Looney ToonsTM. The Company operates two different retail concepts - Entertainment SuperoKiosks and in-line studio stores. As of September 30, 1997, the Company operated 31 Entertainment SuperoKiosks and one in-line store. During October 1997, the Company opened the first of its new format prototype in-line studio stores at Willowbrook Mall in Wayne, New Jersey and in November 1997 it closed one Entertainment Super/bullet/Kiosk, which the Company plans to relocate during 1998. The new format in-line studio store prototype at approximately 3,000 square feet is significantly larger than the Entertainment SuperoKiosks and enables the Company to offer a broader array of merchandise that will be targeted at a wider segment of the market. The Company currently plans to open two additional in-line studio stores during the remainder of 1997 at Woodbridge Mall in Woodbridge, New Jersey and Garden State Plaza in Paramus, New Jersey. The Company's new in-line studio store concept is expected to be its primary retail concept going forward. Provided that the prototype in-line studio stores are successful and that the Company can raise the required capital or otherwise obtain financing, the current plans are to roll-out as many as 20 more in-line studio stores in 1998.

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

                  NETCO PARTNERS. The Company also carries out substantial licensing activities through its joint venture known as NetCo Partners, in which the Company owns a 50% interest.

                  The most significant licensing agreements currently involve TOM CLANCY'S NETFORCE, a property owned by NetCo Partners. NetCo Partners reached an agreement with ABC, a division of The Walt Disney Company, to develop and license a television mini-series based on TOM CLANCY'S NETFORCE. The agreement provides for a license fee to be paid to NetCo Partners of $8,000,000 for such mini-series, plus other specified rights fees and profit participation for NetCo Partners. All of such fees and profit participation are to be split equally between the Company and C.P. Group, each of which is a 50% partner of NetCo Partners. In the event that NetCo Partners and ABC do not reach agreement regarding a teleplay for the mini-series, the agreement nevertheless provides for the payment of $1.6 million to NetCo Partners. The mini-series based on TOM CLANCY'S NETFORCE is currently scheduled to air for four hours over two nights during the sweeps period in November 1998. The executive producers for the NETFORCE mini-series include Tom Clancy and Steve Pieczenik of C.P. Group, and Gil Cates and Dennis Doty of Cates/Doty Productions. Cates/Doty Productions is an experienced production team best known for their work as producers of the Academy Awards and other mini-series.

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

                  NetCo Partners has also entered into an agreement to license TAD WILLIAMS' MIRRORWORLD to HarperCollins to publish as an illustrated novel.

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

            The following table summarizes the revenues, cost of sales and gross profit attributable to each of the Company's divisions for Q3-97, Q3-96, Y3-97, and Y3-96:



                                          INTELLECTUAL PROPERTY                             RETAIL
                        ---------------------------------------------------------    -------------------
                                BOOK
                              LICENSING          LICENSING           PUBLISHING         ENTERTAINMENT           TOTAL
                                 AND                                                       RETAIL
                              PACKAGING
                        -------------------   -----------------  ----------------    -------------------    --------------
Q3-97
Net Revenues            $           308,613   $          17,268  $         17,776    $         1,660,083    $    2,003,740
Cost of sales                        89,111                   -             8,847                913,266         1,011,224
                        -------------------   -----------------  ----------------    -------------------    --------------
Gross profit            $           219,502   $          17,268  $          8,929    $           746,817    $      992,516
                        ===================   =================  ================    ===================    ==============

Q3-96
Net Revenues            $           435,651   $          16,466  $        229,861    $           987,460    $    1,669,438
Cost of sales                       264,620                   -           291,240                536,629         1,092,489
                        -------------------   -----------------  ----------------    -------------------    --------------
Gross profit (loss)     $           171,031   $          16,466  $        (61,379)   $           450,831    $      576,949
                        ===================   =================  ================    ===================    ==============

Y3-97
Net Revenues            $         1,284,205   $         141,414  $         51,717    $         4,141,293    $    5,618,629
Cost of sales                       656,942                   -            81,020              2,253,364         2,991,326
                        -------------------   -----------------  ----------------    -------------------    --------------
Gross profit (loss)     $           627,263   $         141,414  $        (29,303)   $         1,887,929    $    2,627,303
                        ===================   =================  ================    ===================    ==============

Y3-96
Net Revenues            $         1,384,842   $         303,693  $      1,032,348    $         2,372,453    $    5,093,336
Cost of sales                       713,659              68,000         1,248,044              1,285,995         3,315,698
                        -------------------   -----------------  ----------------    -------------------    --------------
Gross profit (loss)     $           671,183   $         235,693  $       (215,696)   $         1,086,458    $    1,777,638
                        ===================   =================  ================    ===================    ==============



            NET REVENUES


            Revenues are generated through the Company's intellectual property activities, including publishing, book licensing and packaging, and through licensing of rights to its licensees (i.e. book rights, television rights, toy rights, etc.), and through its entertainment retail business. Net revenues for Q3-97 increased by 20%, to $2,003,740, an increase of $334,302 from $1,669,438 for Q3-96. The increase noted in Q3-97 over Q3-96 is primarily due to the increased revenues for additional retail outlets opened after September 30, 1996. Net revenues for Y3-97 increased by 10%, to $5,618,629, an increase of $525,293 from $5,093,336 for Y3-96. The year-to-date increase over the prior year is attributable to increased revenues from the entertainment retail stores, partially offset by decreases in revenues attributable to the intellectual property operations.


GROSS PROFIT


            Overall Company gross profit increased by 72%, or $415,567, to $992,516 in Q3-97 from $576,949 in Q3-96. As a percentage of net revenues, gross profit increased to 50% in Q3-97 from 35% in Q3-96. On a year-to-date basis, the Company's overall gross profit increased 48%, or $849,665, to $2,627,303 in Y3-97 from $1,777,638 for Y3-96. As a percentage of net revenues, gross profit increased to 47% in Y3-97 from 35% in Y3-96. The increase in gross profit is primarily due to the additional revenues generated by the Company's entertainment retail division.


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

                  /bullet/ LICENSING


            NET REVENUES. Net revenues from the licensing division for Q3-97 totaled $17,268 versus net revenues of $16,466 for Q3-96, an increase of $802, or 5%. Year-to-date licensing revenues for Y3-97 amount to $141,414 as compared to $303,693 for Y3-96, a decrease of $162,279, or 53%. The decrease in licensing revenues for Y3-97 is principally attributable to lower revenues from Harper Collins, Warner Books, and Alliance Television Productions, partially offset by higher revenues from Sierra On-Line, reflecting the timing of advances and royalty payments under the respective licensing agreements. In addition, revenues from licensing TOM CLANCY'S NETFORCE and other NetCo Partners' properties are reported on the equity method for investments and are reflected in the $1,830,427 equity in earnings of NetCo Partners for Y3-97 more fully discussed on page 20.

            GROSS PROFIT. The licensing gross profit percentage in Q3-97 and Y3-97 is 100%, as compared to 100% in Q3-96 and 78% in Y3-96. The 100% margin in Q3-97, Y3-97 and Q3-96 is possible because the costs related to the development of the entertainment properties licensed directly by the Company were expensed by the publishing division, where the Company's intellectual properties were created and developed.


                  /bullet/  PUBLISHING


            NET REVENUES. The Company's publishing division net revenues decreased by 92%, or $212,085, to $17,776 for Q3-97 from $229,861 for Q3-96 and by 95%, or $980,631, to $51,717 for Y3-97 from $1,032,348 for Y3-96. These decreases reflect the Company's decision to discontinue its comic book publishing operations due to the sustained losses incurred in the publication of comic books. The Company began to reduce the number of comic book titles it published during 1996 and completely ceased publication of all titles during the first quarter of 1997. Publishing revenues during Q3-97 reflect residual payments for comic books and other works published in prior quarters. The Company continues to use illustrated novels to introduce and develop its intellectual properties. The illustrated novels are published under the Company's contract with HarperCollins and revenues under this contract are reflected as licensing revenues.

            GROSS PROFIT/LOSS. While the publishing division generated gross profit of $8,929 for Q3-97, this division incurred gross losses amounting to $61,379 for Q3-96, $29,303 for Y3-97 and $215,696 for Y3-96. The historical losses stemmed from the Company's unprofitable comic book operations, which have been discontinued.

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

            OPERATING EXPENSES


            Total operating expenses consist of selling, general and administrative expenses, salaries and benefits and amortization of goodwill and intangible assets. Total operating expenses increased by 24%, or $538,861, to $2,810,386 for Q3-97 from $2,271,525 for Q3-96. As a percentage of net revenues, total operating expenses increased to 140% in Q3-97 from 136% in Q3-96. Total operating expenses increased by 20%, or $1,233,546, to $7,377,433 for Y3-97 from $6,143,887 for Y3-96. As a percentage of the Company's net revenues, total operating expenses increased to 131% in Y3-97 from 121% in Y3-96. The increased expenses primarily reflect the costs associated with the operation of eight additional Entertainment SuperoKiosks at September 30, 1997 compared to September 30, 1996 and the need to add overhead to support these additional retail units and the new prototype in-line studio stores opening in the fourth quarter of 1997 ("Q4-97"). These increases were partly offset by reductions in operating expenses in the publishing division.


            EQUITY IN EARNINGS OF NETCO PARTNERS

            The Company's 50% share in the earnings of NetCo Partners amounted to $7,928 for Q3-97 and $1,830,427 for Y3-97. No income or expense attributable to its investment in NetCo Partners was recorded in prior years. NetCo Partners began to recognize income from its contracts with Berkley, Playmates Toys, the Dodge Division of Chrysler Corporation and ABC related to TOM CLANCY'S NETFORCE beginning in the second quarter of 1997 as work on these projects had progressed to the stage where revenues had been earned. It is anticipated that NetCo Partners will continue to earn revenues from TOM CLANCY'S NETFORCE throughout the remainder of 1997 and in future years based on the terms of the above-mentioned licensing contracts, which are described in detail on pages 14-16 herein.

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

LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 1997, the Company had cash and cash equivalents of $1,569,375 and working capital of $1,852,786, compared to cash and cash equivalents of $1,675,852 and working capital of $1,285,093 at December 31, 1996. Net cash used in operating activities during Y3-97 was $4,616,337, primarily representing cash used to fund the Company's year-to-date net loss and for build-up of seasonal merchandise inventories as well as inventories to stock the additional kiosks opened during Y3-97 and the three new in-line studio stores opening in Q4-97. Net cash provided by investing activities was $692,166 reflecting distributions received from NetCo Partners, partially offset by capital expenditures and other investment activity. Net cash provided by financing activities during Y3-97 was $3,817,694 primarily reflecting the proceeds from the issuance of shares of common stock in Q3-97, the issuance of preferred stock in Q2-97, and the issuance of a $650,000 convertible debenture in Q3-97, all of which resulted in a net decrease in cash and cash equivalents of $106,477 during Y3-97. Net cash used in operating activities during Y3-96 was $5,262,428, primarily representing cash used to fund the Company's operations. Net cash used in investing activities was $1,228,675 and $6,745,956 in cash was provided by financing activities, for a total increase in cash of $254,853 during Y3-96.

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


            Pursuant to a promissory note, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President extended to the Company a $1.1 million unsecured line of credit facility providing for interest only payments calculated at the JP Morgan Bank prime rate of interest; prepayable at any time without penalty by the Company; and payable on demand of the holders. The outstanding balance under this line of credit of $912,000 at June 30, 1997 was repaid by the Company in July 1997. Although the Company's Chairman and Chief Executive Officer and the Company's Vice-Chairman and President have represented that they will make the above funds available, there is no binding agreement requiring them to do so.


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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits


                           EXHIBIT  NUMBER                    DESCRIPTION
                           ---------------                    -----------
                                    10.1                Promissory Note dated
                                                        March 18, 1997 between
                                                        the Company as borrower
                                                        and Mitchell Rubenstein
                                                        and Laurie S. Silvers as
                                                        lenders

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

                                               BIG ENTERTAINMENT, INC.


Date: January 14, 1998                         By: /s/ Mitchell Rubenstein
                                                  -----------------------------
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Date: January 14, 1998                         By: /s/ Marci L. Yunes
                                                  ------------------------------
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                     Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                     DESCRIPTION
-------                     -----------

10.1 Promissory Note dated March 18, 1997 between the Company as borrower and Mitchell Rubenstein and Laurie S. Silvers as lenders

27.1                   Financial Data Schedule