Form 10KSB
period 1997-12-31
BIG ENTERTAINMENT INC
filed 1998-03-31
CIK 912544

FORM 10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to ________________

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

                     COMMON STOCK, PAR VALUE $,01 PER SHARE
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $10,491,447

The aggregate market value of the issuer's Common Stock, $.01 par value, held by non-affiliates on March 19, 1998, based on the last sale price of the Common Stock as reported by Nasdaq, was: $23,507,774.

As of March 19, 1998, there were 6,932,519 shares of the issuer's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                             BIG ENTERTAINMENT, INC.
                                   FORM 10-KSB
                               FOR THE YEAR ENDED
                                DECEMBER 31, 1997

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS................................................3

                                     PART I

Item 1. Description of Business...........................................3

Item 2. Description of Property..........................................14

Item 3. Legal Proceedings................................................14

Item 4. Submission of Matters to a Vote of Securityholders...............15

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.........16

Item 6. Management's Discussion and Analysis or Plan of Operation........17

Item 7. Financial Statements.............................................28

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure..............................53

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act................54

Item 10. Executive Compensation..........................................58

Item 11. Security Ownership of Certain Beneficial Owners and Management..62

Item 12. Certain Relationships and Related Transactions..................63

Item 13. Exhibits and Reports on Form 8-K................................68

                           FORWARD-LOOKING STATEMENTS

         Big Entertainment, Inc. (the "Company" or "Big Entertainment") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited operating history, prior operating losses and accumulated deficit, its dependence on its relationship with its authors, its reliance on licenses, its ability to manage and finance growth, its dependence on key management personnel, and its ability to compete in the entertainment, licensing and retail industries. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Big Entertainment is a diversified entertainment company engaged in the development and licensing of intellectual properties, the developing and licensing of books, and the operation of entertainment-related retail stores. Big Entertainment conducts these activities through the Company and its wholly and majority-owned subsidiaries, as well as through a joint venture known as NetCo Partners ("NetCo Partners"), in which the Company has a 50% ownership interest.

         The Company has two operating divisions: the intellectual properties division and the entertainment retail division.

         The intellectual properties division owns the exclusive rights to certain original characters and concepts, created by best-selling authors and media celebrities, which it licenses across all media, including books, films and television, multi-media software, toys and other products. The Company and NetCo Partners acquire the rights to these intellectual properties pursuant to agreements that generally grant them the exclusive rights to the intellectual properties and the right to use the creator's name in the titles of the intellectual properties (i.e., TOM CLANCY'S NETFORCE, MICKEY SPILLANE'S MIKE DANGER, LEONARD NIMOY'S PRIMORTALS). The intellectual properties division also includes a book licensing and packaging operation which focuses on developing and executing book projects, typically with best-selling authors, which books are then licensed for publication to book publishers such as HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Viking Press and Warner Books. In addition, the intellectual properties division previously published works based on these properties itself, rather than licensing them to others; however, the Company has opted to exclusively pursue licensing of its intellectual properties since early 1997.

         The entertainment retail division operates a chain of retail studio stores and "Entertainment

Super/bullet/Kiosks" that sell entertainment-related merchandise. Although all of the retail outlets are currently Company-operated, Big Entertainment has entered into two separate franchise agreements that provide in certain limited territorial areas for the future development of franchised Big Entertainment studio stores and Super/bullet/Kiosks in those areas. In addition, the Company has an agreement with The ABC Television Network ("ABC"), a division of The Walt Disney Company, pursuant to which the entertainment retail division runs ABC video clips on the television monitors in the Entertainment Super/bullet/Kiosks in exchange for promotional and advertising spots on ABC affiliate television stations.

INTELLECTUAL PROPERTIES DIVISION

         INTELLECTUAL PROPERTIES & LICENSING ACTIVITIES. The Company's intellectual properties have been acquired and developed pursuant to agreements with best-selling authors and media celebrities, which agreements generally grant the Company all rights (including the rights to all media including print, television, film, video, on-line, merchandise, etc.) to the original intellectual property. The Company actively seeks to license the intellectual properties to third parties including book publishers, film studios, television networks, etc. for use in various media. The Company is generally obligated to pay the authors or celebrities fees based on amounts received by the Company from the licensing to third parties of the rights to produce other products featuring the intellectual properties. The Company seeks when possible to license its intellectual properties on terms that provide to the Company advance payments against royalties to be earned and that minimize or eliminate the Company's additional development costs going forward.

         The Company's current intellectual properties, and the licensing activities related thereto, are discussed below. Those properties which are owned through NetCo Partners (in which the Company has a 50% interest) are so indicated. It is important to note that the Company (or NetCo Partners, if applicable) has the right to include the author's or celebrity's name as part of the title of the intellectual property for all licensed products, including books, television series and films based on such intellectual properties.

     /bullet/ TOM CLANCY'S NETFORCE (a NetCo Partners property): Set in the year 2010 involving the policing of computer systems and the establishment of NETFORCE, an elite enforcement division of the FBI whose specialty is crimes on the world-wide Internet. The property was developed for NetCo Partners by Tom Clancy (the author of 14 New York Times best-selling novels) in collaboration with Steve Pieczenik, who previously collaborated with Tom Clancy in the creation of the best-selling TOM CLANCY'S OP-CENTER series of novels.

              TOM CLANCY'S NETFORCE has been licensed for production as a four-hour television mini-series with ABC, for publication of up to six adult and 18 young adult novels to be published in North America by Berkley Publishing Group (a division of Pearson, plc.), for publication of the first two adult books as audio books by Random House Audio Publishing, as a line of action-figure toys to be manufactured by Playmates Toys, Inc., and for book publication and distribution rights in the United Kingdom by Headline Book Publishing Ltd. NetCo Partners has also entered into a product placement agreement with Dodge, a division of Chrysler Corporation, pursuant to which NetCo Partners has agreed to feature Dodge vehicles in the first four TOM CLANCY'S NETFORCE novels. These agreements are discussed in more detail under "Management's Discussion and Analysis or Plan of Operation...Equity in Earnings of NetCo Partners" Item 6 of Part II of this Form 10-KSB.

     /bullet/ LEONARD NIMOY'S PRIMORTALS: Inspired by his research at the SETI
              (Search for Extraterrestrial Intelligence) Program, this intellectual property created by Leonard Nimoy, actor, director and author (best known for his role as "Spock" on STAR TREK/Trademark/), is about primordial creatures, some benign and some deadly, abducted from Earth eons ago by space aliens, who are now coming home to Earth.

              LEONARD NIMOY'S PRIMORTALS was published as a hardcover novel in North America under a licensing agreement with Warner Books during 1997. A paperback version was released in March 1998 under the same licensing agreement. It was also published as an interactive CD-ROM in 1997 under a licensing agreement with Sierra On-Line, Inc. The Company has also entered into an agreement for publication and distribution of this book in certain countries outside the United States and Canada.

     /bullet/ GENE RODDENBERRY'S XANDER IN LOST UNIVERSE: A space adventure, based on a concept created by the late creator of STAR TREK/Trademark/, featuring Xander, a cyborg clone who has been endowed with the secrets of the Lost Universe. Pursuing him is Lady Sensua, an evil being of immense power who wants those secrets, even if she must tear Xander apart to get them.

     /bullet/ ISAAC ASIMOV'S I/bullet/BOTS: A tale of seven android superheroes, based on a concept created by the late Isaac Asimov (author of more than 400 science and science fiction books and widely regarded as the dean of 20th Century science fiction writers). The I/bullet/BOTS are a fusion of man and androids, representing both the best characteristics of mankind and of machine.

              The Company licensed ISAAC ASIMOV'S I/bullet/BOTS to HarperCollins for publication of an illustrated novel published in 1997 and as a hardcover novel, which is expected to be released in 1998.

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

              During 1998, the Company entered into an agreement with Pressman Films, granting Pressman Films the option to produce a feature film or television series based on MICKEY SPILLANE'S MIKE DANGER. There is no guarantee that Pressman Films will exercise its option. Pressman Films produced OLIVER STONE'S WALL STREET, THE CROW, REVERSAL OF FORTUNE, AND DAS BOOT. The rights to this property had previously been optioned to another studio, but such rights reverted back to the Company during 1997. Pursuant to an agreement with the Company, a novel based on this property is expected to be published in the next 12 months jointly by Hyperion Books and Miramax Books, both divisions of the Walt Disney Co.

     /bullet/ JOHN JAKES' MULLKON EMPIRE: A dynastic, Borgia-like family has built an interstellar financial empire on the galactic garbage business. The property was developed by the author John Jakes, whose novels NORTH AND SOUTH, LOVE AND WAR, HEAVEN AND HELL, and THE KENT FAMILY CHRONICLES have all been on The New York Times' best-sellers lists (Mr. Jakes is the first author to have had three titles appear simultaneously on the best sellers lists) and have been made into successful television mini-series.

     /bullet/ TAD WILLIAMS' MIRRORWORLD (a Netco Partners property): An epic battle between the forces of good and evil about giant predatory creatures that exist behind a series of mirror-like windows that appear outside New York, Los Angeles, London, Tokyo and other major cities around the world, opening passages to a new and dangerous universe. Mr. Williams is the author of best-selling novels including THE DRAGONBONE CHAIR and TAILCHASER'S SONG.

              TAD WILLIAMS' MIRRORWORLD is expected to be published as an illustrated novel in 1998 under a licensing agreement with HarperCollins (a division of News Corp.).

     /bullet/ ANNE MCCAFFREY'S ACORNA: UNICORN GIRL: This tale unfolds when a pod is found in deep space. From it emerges Acorna, part human, part mythical creature, who is traveling the cosmos in search of her origins. Ms. McCaffrey is the author of New York Times best-selling fantasy novels, including THE DRAGON RIDERS OF PERN series. She has written more than 30 novels and numerous shorter works. Ms. McCaffrey received both the Hugo and the Nebula awards in the same year, recognizing her achievements in this field.

              The Company has entered into a licensing agreement with HarperCollins for the publication and distribution in North America of two prose novels and one illustrated novel based on ANNE MCCAFFREY'S ACORNA: UNICORN GIRL. The first prose novel and the illustrated novel were published in 1997. The first prose novel is in its third reprinting and it is currently listed as the number two best selling young adult fantasy book on Amazon.com, the online bookstore. The second prose novel is scheduled to be released by HarperCollins during 1998. HarperCollins has offered to continue this book series and extend the licensing agreement. This intellectual property has also been licensed to Books on Tape, Inc. for production of unabridged audio recordings of the two prose novels and to various other parties for licensing rights in certain countries outside the United States and Canada.

     /bullet/ MARGARET WEIS' TESTAMENT OF THE DRAGON: A dragon-possessed, immortal human, seeks to track and destroy the evil dragon who controls him. Ms. Weis is a New York Times best-selling author of numerous sword and sorcery novels and has developed many popular role-playing games.

              The Company licensed MARGARET WEIS' TESTAMENT OF THE DRAGON to HarperCollins for publication of an illustrated novel, which was published in 1997, and for publication of a prose novel, which is scheduled to be released by HarperCollins in 1998.

     /bullet/ ARTHUR C. CLARKE'S WORLDS OF ALEXANDER (a NetCo Partners property): Developed by Arthur C. Clarke, the author of 2001: A SPACE ODYSSEY, about the revival of Alexander the Great in the 21st Century.

     /bullet/ NEIL GAIMAN'S MR. HERO -- THE NEWMATIC MAN: A whimsical tale of a steam-powered, Victorian robot reactivated in modern Los Angeles by a young street pantomime named Jenny. Mr. Gaiman is an award-winning comic book writer who has been voted the number one comic writer for four years in a row in COMIC BUYERS GUIDE reader polls.

     /bullet/ NEIL GAIMAN'S TEKNOPHAGE: Exploring the world and character of the sinister TeknoPhage, a dinosaur-like C.E.O. who lives in a terrifying outerworld and manipulates the lives of others.

     /bullet/ NEIL GAIMAN'S LADY JUSTICE: When the scales of justice are unbalanced, the Lady Justice entity possesses a wronged woman to serve her cause, infusing the host body with great power. The woman must seek justice until she finds victory or death.

     /bullet/ NEIL GAIMAN'S WHEEL OF WORLDS: Interweaves the stories of several of Gaiman's characters.

     /bullet/ CATHY CASH SPELLMAN'S MILLENNIUM (working title) (a NetCo
              Partners property): In the year 2018, the world as we know it has ceased to exist, leveled by nuclear and environmental disasters. The United States has splintered, torn into bits by advancing oceans and earthquakes. In the tattered remnants of the former city of New York, the survivors of the disasters cope with a strange new world containing mutants, robots, and extraterrestrials. Spellman is a NEW YORK TIMES best-selling author.

         In addition to the properties detailed above, other intellectual properties owned by the Company include MAGIC JOHNSON'S TEAM MAGIC and L. RON HUBBARD'S CROSSROADS. Other intellectual properties owned by NetCo Partners include ANNE MCCAFFREY'S SARABAND and NEIL GAIMAN'S LIFERS.

         The Company is continually in negotiations with best-selling authors to create additional intellectual properties and with publishers, television networks, movie studios and other licensees to contract for additional licensing opportunities based on the Company's library of intellectual properties. The Company believes that successful feature films and/or television series will significantly enhance the value of the intellectual property upon which such feature film and/or television series is based, resulting in increased opportunities for additional licensing and merchandising revenues. The Company is represented in its efforts to secure book licenses with publishers by the William Morris Agency.

         NETCO PARTNERS. In June 1995, the Company and C.P. Group Inc. ("C.P. Group"), entered into an agreement to form NetCo Partners (the "NetCo Joint Venture Agreement"). NetCo Partners is engaged in the publishing and licensing of entertainment properties, including TOM CLANCY'S NETFORCE, and has entered into various licensing agreements described above.

         The Company and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy owns 50% of C.P. Group. C.P. Group contributed to NetCo Partners all rights to TOM CLANCY'S NETFORCE, and the Company contributed to NetCo Partners all rights to TAD WILLIAMS' MIRRORWORLD, ARTHUR C. CLARKE'S WORLDS OF ALEXANDER (formerly called CRIOSPHINX), NEIL GAIMAN'S LIFERS, and ANNE MCCAFFREY'S SARABAND. Although pursuant to the NetCo Joint Venture Agreement the Company is not obligated to contribute any additional properties to NetCo Partners, the Company and C.P. Group are working together to obtain rights from third parties to additional entertainment properties for the NetCo Partners joint venture. For example, the Company and C.P. Group jointly negotiated the contract with author Cathy Cash Spellman granting to NetCo Partners all rights to CATHY CASH SPELLMAN'S MILLENNIUM.

         Pursuant to the terms of the NetCo Partners Joint Venture Agreement, the Company is responsible for developing, producing, manufacturing, advertising, promoting, marketing and distributing NetCo Partners' illustrated novels and related products and for advancing all costs incurred in connection therewith. All amounts advanced by the Company to fund NetCo Partners' operations are treated as capital contributions of the Company and the Company is entitled to a return of such capital contributions before distributions of cash flow are split equally between the Company and C.P. Group. The NetCo Joint Venture Agreement provides for an initial term (the "Development Term") of five years, during which the partners will jointly develop the contributed properties. The Development Term may be extended by the mutual consent of the partners and shall terminate upon 30 days' notice to the Company by C.P. Group should Mitchell Rubenstein cease to be the Chief Executive Officer of the Company and Laurie S. Silvers cease to be the President of the Company. At the end of the Development Term, any undeveloped properties (other than TOM CLANCY'S NETFORCE which remains owned 50% by the Company and 50% owned by C.P. Group even after dissolution of NetCo Partners) are to be returned to their respective contributing partners and any properties in development or already developed will remain properties of the joint venture, which will continue until its bankruptcy, dissolution, or the sale of all or substantially all of its assets.

         BOOK LICENSING AND PACKAGING. Big Entertainment conducts its book licensing and packaging activities through its 51%-owned subsidiary, Tekno Books. Tekno Books is a leading book packager of fiction and non-fiction, with approximately 960 books published to date and in its history (approximately 240 published since the fourth quarter of 1994, when the Company acquired its interest in Tekno Books) and approximately another 180 under contract that are forthcoming. In addition to providing the Company with access to a number of best-selling authors, Tekno Books creates book projects by developing concepts, negotiating publishing agreements and executing substantially all aspects of the book projects. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. These books have been published with more than 60 publishers (including HarperCollins, Doubleday, Random House, Simon & Schuster, Viking Penguin and Warner Books), translated into 30 languages, and selected by 18 different book clubs. Tekno Books is also a leading producer of novels and anthologies in the science fiction, fantasy, mystery, horror and Western genres. During 1997, some of the books worked on by Tekno Books include TOM CLANCY'S POWER PLAYS: POLITIKA; LOUIS RUKEYSER'S BOOK OF LISTS; MURDER SHE WROTE PRESENTED BY JESSICA FLETCHER; PSYCHOS, an anthology compiled by the Horror Writers Association; and LEGENDS OF THE BATMAN, edited by Dr. Martin H. Greenberg for D.C. Comics.

         In September 1997, the Company entered into an agreement with a company owned by Magic Johnson, June Bug Enterprises, Inc., which provides for pro basketball star Magic Johnson to develop textbooks, children's books, novels, and action figure cartoon characters with special appeal to children. Current plans are for Magic Johnson to work with Tekno Books to develop a series of educational textbooks with material presented by Magic Johnson as well as a series of children's books and novels. The textbooks are expected to use examples from sports to illustrate important concepts and enliven student interest and enthusiasm. The Company is currently in discussions with various publishing houses to license these works. To the extent not borne by the publishers, Tekno Books will advance all costs associated with the development of these books and projects while the net proceeds (after agent's fees and reimbursement of costs advanced by Tekno Books) will be divided equally between Tekno Books and June Bug Enterprises, Inc.

         In November 1997, Tekno Books entered into an agreement with MGM Consumer Products granting Tekno Books the exclusive right to publish books based on the past, present and future properties from the film and television show libraries of Metro-Goldwyn-Mayer Studios, United Artists Corporation, Orion Pictures Corporation, and Goldwyn Entertainment, Inc. As part of this contract, Tekno Books acquired the right to use the MGM name and trademark in connection with the books published. The initial contract is for 15 months with an automatic renewal provided Tekno Books is in compliance with the terms of the contract. Tekno Books will pay MGM a royalty based on the net profits generated from the books. Several books are currently being developed based on the rights granted to Tekno Books under the MGM contract, although no publishing agreements have been executed for these books yet.

         Also during 1997, Tekno Books, through its wholly-owned subsidiary, Tekno Books International, LLC., entered into an agreement with The Classica Foundation, a Russian charitable organization. The Classica Foundation holds the only catalogue of archived documents contained in the Russian archives consisting of millions of documents that were captured by the Soviets from the German archives at the end of World War II. This includes a substantial portion of the German archives up to 1945 as well as voluminous documents from archives of countries occupied by Germany during World War II. Until this time, these files have not been seen outside of Russia. This agreement with The Classica Foundation grants Tekno Books International, LLC the exclusive use of this catalogue to the Russian archives, and the right to copy the materials contained therein for use in licensing to publishers rights to publication of books and for licensing rights for CD-ROMs, on-line, documentaries, television specials and feature films based on these materials. Tekno Books has developed an extensive list of major book projects that can be developed from these archives including books about various topics such as the German military, German intelligence activities before and during World War II, the attempt to kill Hitler in 1944, the Nazi party, Hitler's personal papers and correspondence, Germany's plan for the occupation of England and German-Vatican relations. Many of these topics also have the potential to be developed as CD-ROMs, television specials and feature films. Work has already begun on several book projects based on the archived materials. The Company and Tekno Books intend to donate copies of any documents related to the Holocaust or any profit derived therefrom to appropriate Holocaust-related charitable organizations. Tekno Books paid $100,000 in 1997 as a deposit to secure this contract and another $100,000 was paid during the first quarter of 1998.

         Since the acquisition of Tekno Books by the Company, the book licensing and packaging subsidiary has contributed significantly to the Company's net revenues and gross profits. The Company anticipates that Tekno Books' revenues, which are derived primarily from cash advances from publishers paid upon the acceptance of manuscripts and royalties from licensing such books, will continue to grow during 1998. See "Management's Discussion and Analysis or Plan of Operation -- Results of Operations" under Item 6 of Part II of this Form 10-KSB.

         The Chief Executive Officer of Tekno Books, Dr. Martin H. Greenberg, is also a director of the Company and owner of the remaining 49% interest in Tekno Books. See "Certain Relationships and Related Transactions --Tekno Books" under
Item 12 of Part III of this Form 10-KSB. Dr. Greenberg is the editor or author of more than 700 books in various genre, including science fiction, fantasy, mystery and adventure, and is widely regarded as the leading anthologist in trade publishing. Dr. Greenberg was the 1995 recipient of the Ellery Queen Award, presented by the Mystery Writers of America for Lifetime Achievement and was Dean of the Graduate School of Political Science at the University of Wisconsin - Green Bay.

         Tekno Books also owns a 50% interest in MYSTERY SCENE MAGAZINE, a trade journal of the mystery genre of which Dr. Greenberg is co-publisher. During 1995, the Company directly acquired an additional 25% interest in the magazine.

         RECENT DEVELOPMENTS - FORMATION OF HUGE ENTERTAINMENT LLC. In March 1998, the Company, C.P. Group, and Dr. Martin H. Greenberg, CEO of Tekno Books and a director of the Company, agreed to contribute certain assets to a newly formed entity, Huge Entertainment LLC ("Huge Entertainment"), in exchange for equity ownership in Huge Entertainment and an aggregate of $8 million in promissory notes from Huge Entertainment. Huge Entertainment is a pure-play content company that will focus on obtaining additional intellectual properties and the development and licensing of intellectual properties in multiple media formats. In exchange for 51.75% of the equity of Huge Entertainment and a promissory note in the amount of $4,140,000 from Huge Entertainment, the Company is contributing to Huge Entertainment (i) 100% of the intellectual properties presently owned by the Company, (ii) the Company's 50% ownership interest in NetCo Partners, and (iii) the Company's 51% interest in Tekno Books. In exchange for 46.05% of the equity of Huge Entertainment and a promissory note in the amount of $3,684,000, C.P. Group is contributing to Huge Entertainment (i) its 50% ownership interest in NetCo Partners and (ii) two additional intellectual properties created by Tom Clancy - TOM CLANCY'S CYBERNATION and TOM CLANCY'S TOP SECRET. In exchange for 2.20% of the equity in Huge Entertainment and a promissory note in the amount of $176,000, Dr. Martin H. Greenberg is contributing a 24.5% ownership interest in Tekno Books.

         The $8 million amount was mutually agreed to by the Company, C.P. Group, and Dr. Greenberg, and represents an estimate of the portion of the anticipated net proceeds from an initial public offering ("IPO") of Huge Entertainment that will be distributed to the Company, C.P. Group, and Dr. Greenberg (subject to underwriters' consent if paid from any such IPO proceeds), and still leave adequate liquidity and capital resources in Huge Entertainment for its growth strategy, and such $8 million is not indicative of the total valuation of Huge Entertainment. There can be no assurance or guarantee that any such IPO will occur. The promissory notes bear interest at the Citibank, N.A. prime rate and mature in seven years. Any payments on the notes will be made pro rata to all note holders. The notes provide for optional prepayment without penalty and mandatory prepayment (except in certain limited circumstances) in the event of an IPO or other issuance of equity by Huge Entertainment.

         The formation of Huge Entertainment has been approved by the Company's Board of Directors. It is anticipated that the transaction will close during the second quarter of 1998. Plans are for Huge Entertainment to go public via an IPO of Huge Entertainment securities and/or to add investors who are strategic to Huge Entertainment's growth plans such as international media companies, although there can be no assurances that Huge Entertainment will successfully implement these plans.

ENTERTAINMENT RETAIL DIVISION

         GENERAL. The Company operates retail stores which sell entertainment-related merchandise including apparel, jewelry, art, collectibles, novelty items, and books. The merchandise is based on movies and television shows such as Star Wars/Trademark/, Star Trek/Trademark/, X-Files/Trademark/, South Park/Trademark/ and Batman/Trademark/. The Company operates two different retail concepts - Entertainment Super/bullet/Kiosks and in-line studio stores. The Entertainment Super/bullet/Kiosks feature an innovative futuristic design intended to create an exciting shopping environment that encourages browsing and impulse purchases. The Company's Entertainment Super/bullet/Kiosks feature an overhead band of video monitors, which display movie trailers and ABC and other promotional spots. See "ABC Programming Agreement," below. The Entertainment Super/bullet/Kiosks average 166 square feet in size. During October and November 1997, the Company opened three prototype in-line studio stores. The new format in-line studio store prototype at approximately 3,000 square feet is significantly larger than the Entertainment Super/bullet/Kiosks and enables the Company to offer a broader array of merchandise targeted at a wider segment of the market. The Company expects to primarily open in-line studio stores in the future.

         ENTERTAINMENT SUPER/bullet/KIOSK LOCATIONS AND SITE SELECTION. The Company currently operates 28 mall-based retail stores consisting of 24 Entertainment Super/bullet/Kiosks and four in-line stores. The following table sets forth information with respect to the Company's existing retail outlets:

LOCATION                                                           DATE OPENED       STORE TYPE
--------                                                           -----------       ----------
The Mall of The Americas, Bloomington, Minnesota                   September 1994    Mini In-Line
The Florida Mall, Orlando, Florida                                 October 1994      Super/bullet/Kiosk
Altamonte Mall, Altamonte Springs (Orlando), Florida               October 1994      Super/bullet/Kiosk
Sawgrass Mills, Sunrise, Florida                                   November 1994     Super/bullet/Kiosk
North Point Mall, Alpharetta (Atlanta), Georgia                    October 1995      Super/bullet/Kiosk
St. Charles Towne Center, Waldorf, Maryland                        October 1995      Super/bullet/Kiosk
Windsor Park Mall, San Antonio, Texas                              November 1995     Super/bullet/Kiosk
North East Mall, Hurst, Texas                                      November 1995     Super/bullet/Kiosk
Newport Centre Mall, Jersey City, New Jersey                       November 1995     Super/bullet/Kiosk
Pembroke Lakes Mall, Pembroke Pines, Florida                       November 1995     Super/bullet/Kiosk
Charleston Town Center, Charleston, West Virginia                  May 1996          Super/bullet/Kiosk
Tower Shops at Stratosphere, Las Vegas, Nevada                     May 1996          Super/bullet/Kiosk
Crossgates Mall, Albany, New York                                  June 1996         Super/bullet/Kiosk
Holyoke Mall at Ingleside, Holyoke (Springfield), Massachusetts    June 1996         Super/bullet/Kiosk
Greenwood Park Mall, Greenwood Park (Indianapolis), Indiana        August 1996       Super/bullet/Kiosk
Tippecanoe Mall, Lafayette, Indiana                                August 1996       Super/bullet/Kiosk
Orange Park Mall, Orange Park, Florida                             August 1996       Super/bullet/Kiosk
West Oaks Mall, Ocoee, Florida                                     October 1996      Super/bullet/Kiosk
Ontario Mills Mall, Ontario, California                            November 1996     Super/bullet/Kiosk
Volusia Mall, Daytona Beach, Florida                               November 1996     Super/bullet/Kiosk
Coral Square Mall, Coral Springs, Florida                          November 1996     Super/bullet/Kiosk
Castleton Square, Indianapolis, Indiana                            May 1997          Super/bullet/Kiosk
North Star Mall, San Antonio, Texas                                July 1997         Super/bullet/Kiosk
Kings Plaza, Brooklyn, New York                                    July 1997         Super/bullet/Kiosk
Great Mall of Great Plains, Olathe, Kansas                         August 1997       Super/bullet/Kiosk
Willowbrook Mall, Wayne, New Jersey                                October 1997      In-Line Studio Store
Woodbridge Mall, Woodbridge, New Jersey                            November 1997     In-Line Studio Store
Garden State Plaza, Paramus, New Jersey                            November 1997     In-Line Studio Store

         Big Entertainment's strategy for opening its retail stores is to seek prime locations in regional and major shopping malls in geographic areas determined by management as having desirable demographic characteristics. The Company's new in-line studio store concept is expected to be its primary retail concept going forward. The Company currently plans to open between six and eight additional in-line studio stores during 1998. The Company will continue to utilize the Entertainment Super/bullet/Kiosks to fill in markets, to gain entrance to malls where the Company is unable to secure a desirable in-line space (possibly due to a mall being 100% occupied), and to test new locations. The kiosks can be easily relocated and the Company has historically moved kiosks both from one mall to another and also from one location to another location within the same mall. The Company intends to continue to relocate kiosks, closing down locations that are unprofitable and redeploying the units to more desirable locations. Development of the Company's retail outlets has been and is expected to continue to be accomplished through relationships established with major mall developers, including the Simon-DeBartolo Group, the largest U.S. mall developer. See

"Financing Transactions," below.

         ABC PROGRAMMING AGREEMENT. During March 1997, the Company entered into a one-year exclusive programming agreement with ABC, a division of The Walt Disney Company. Under this agreement, the Company runs ABC video clips on the television monitors in the kiosks in exchange for advertising air time on the local ABC affiliate television stations. Effective May 1997, the Company began running a 12-minute programming segment provided by ABC and its local affiliate television stations twice each hour on the video monitors at each of its Entertainment Super/bullet/Kiosks. The programming is devoted to upcoming television programs to appear on ABC (including ABC Entertainment, ABC News, ABC Daytime and ABC Sports) and its affiliate stations. New, non-repetitive programming is provided to the Company by ABC each month. The Company also agreed to display ABC's logo and other promotional materials complementing the then-current video monitor campaigns and to sell at the Entertainment Super/bullet/Kiosks, as part of its product mix, mutually selected ABC products featuring the ABC logo or its programs (such as "Home Improvement" T-shirts and "Monday Night Football" caps). In exchange for its agreement to run the ABC programming exclusively, ABC affiliate stations in markets where the Company's retail stores are located run promotional and advertising spots on the ABC affiliate stations featuring the Company's Entertainment Super/bullet/Kiosks and in-line studio stores. The Company believes that this arrangement with ABC provides its Entertainment Super/bullet/Kiosks with a steady source of current programming for the Entertainment Super/bullet/Kiosks that appeals to the target customers of the Entertainment Super/bullet/Kiosks, at no cost to the Company. Additionally, the promotional spots featuring the Company's Entertainment Super/bullet/Kiosks run by the ABC affiliate stations provide the Company with substantial television advertising in the markets where the retail units are located at no cash expense to the Company. The ad spots began to run on the ABC affiliate stations during the third quarter of 1997. Management recently met with ABC and ABC has indicated its desire to renew and expand the relationship to also include promotion of feature films and videos distributed by Walt Disney Co. and its affiliates; therefore the Company anticipates that it will be able to renew the contract with ABC.

         FRANCHISING. All of the Big Entertainment retail stores are currently operated by the Company. As part of its expansion strategy, the Company has entered into two franchise agreements. The first such agreement dated December 1995 is between the Company and a private investor. In December 1997, this franchise agreement was amended. The original agreement provided the franchisee with the exclusive rights to open Entertainment Super/bullet/Kiosks in certain parts of Canada. The franchisee never opened any stores in Canada. Under the revised agreement, this private investor has the exclusive rights to open Big Entertainment in-line studio stores in the Phoenix, Arizona market area in exchange for a $350,000 territorial exclusivity fee. The amended agreement requires the franchisee to open the first store by December 1999 and to open one store each year thereafter in order to preserve the exclusivity. The Company has the option to reacquire rights to the Phoenix, Arizona territory prior to December 31, 1998, provided no such franchised units have already opened, by issuing the franchisee 100,000 unregistered shares of the Company's Common Stock. The territorial exclusivity fee of $350,000 was received during the first quarter of 1998.

         The Company signed its second franchise agreement on May 1, 1997, under which at least one Big Entertainment retail unit is expected to be built by the franchisee in the Philadelphia area. The agreement, with a private investor, also provides for up to three more franchise stores in the Philadelphia region.

         Both franchise agreements provide for a continuing royalty payable to the Company based upon sales.

FINANCING TRANSACTIONS

         To support the development and growth of the Company's business, the Company has entered into certain capital-raising transactions with strategic investors, such as a long-term relationship established with the Simon-DeBartolo Group, the largest U.S. shopping mall developer. During 1997, the Company sold 93,079 shares of Series B Preferred Stock to Tekno Simon, LLC ("Tekno Simon") (an entity controlled by Melvin Simon, Co-Chairman of the Simon-DeBartolo Group) for $480,000, bringing Tekno Simon's aggregate investment in the Company to $3,000,000. Other financing transactions during 1997 included the issuance of 1,000,002 shares of common stock through a private placement and issuance of a $650,000 convertible debenture. In addition, the Company entered into long-term equipment leases with two leasing companies to partially finance the construction and fixture costs for its three prototype in-line studio stores and the Company's retail subsidiary obtained a $5 million line of credit from BankBoston Retail Finance, of which $535,000 was drawn at December 31, 1997, to partially finance its merchandise inventories. These financial instruments are discussed in more detail in "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources" under Item 6 of Part II of this Form 10-KSB.

COMPETITION

         GENERAL. Competition is generally intense in the entertainment industries in which the Company operates. There are a large number of substantial public and private companies competing with each other in all aspects of the entertainment industry. The Company's principal strategy and method of competition has been to obtain and develop products based on titles and properties associated with best-selling authors, media celebrities, and sports greats. The Company believes that such products will compete favorably in the industry due in large part to the appeal resulting from the name recognition of the authors and celebrities associated with such products and the large media companies that actively market and distribute the Company's products.

         LICENSING. Numerous companies and individuals are engaged in the business of licensing entertainment properties and characters in the entertainment-related licensing market. The Company competes with a wide range of other corporations as well as individuals in the licensing market.

         BOOK LICENSING AND PACKAGING. Competition in the book licensing and packaging business is somewhat less intense than that in the other areas of the Company's business, as it is based for the most part on unique, original concepts and long-term relationships.

         ENTERTAINMENT RETAIL. The Company's entertainment retail division competes for sales with specialty stores and other retail outlets which offer entertainment merchandise. Competition for the Entertainment Super/bullet/Kiosk sales is highly fragmented and varies substantially from one location to another as competing comic book retailers and science fiction collectible stores typically serve individual or local markets. Frequently, the Big Entertainment Super/bullet/Kiosk is the only retailer in its mall selling the majority of its product line. There is more direct competition for the Big Entertainment studio stores in the malls where they are located. The Company's studio stores compete with other entertainment retailers including Warner Bros. and Disney stores; however, the Company believes that the Big Entertainment studio stores have an advantage of being able to sell licensed product from all studios and networks, rather than being limited to their own studio products. For example, the Company can sell licensed products from StarWars/Trademark/ (George Lucas/Fox), Star Trek /Trademark/ (Viacom), X-Files /Trademark/ (Fox), Dilbert /Trademark/, Godzilla /Trademark/, etc. None of the above merchandise is a Disney or Warner product, and thus is not offered for sale in a Disney or Warner Bros. store. On the other hand, Big Entertainment does sell both Disney and Warner licensed products in its stores along with merchandise from other studios. The Company also competes with other retailers for retail space in the malls and for qualified employees and management personnel.

TRADEMARKS AND PROPRIETARY RIGHTS

         The Company has applied for U.S. and international trademark registration of the name "Big Entertainment," as well as for trademark and copyright protection for each of its titles and featured characters. As of the date hereof, the Company has approximately 30 U.S. registered trademarks and approximately 110 trademark applications are pending. As the Company's properties are developed, the Company intends to apply for further trademark and copyright protection in the United States and certain foreign countries.

         Copyright protection in the United States on new publications extends for a term of 75 years from the date of initial publication. Trade names and trademark registration in the United States runs for a period of 10 years after registration and may be renewed for an indefinite number of additional 10-year periods upon showing of continued use.

EMPLOYEES

         At March 19, 1998, the Company employed approximately 97 full-time and 99 part-time employees. Of the Company's 196 employees, 15 were corporate and administrative employees, 5 were engaged in intellectual property related activities, and 176 were engaged in retail administration and store operations (including all part-time employees). None of the Company's employees are represented by a labor union, nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases approximately 9,200 square feet of office space in Boca Raton, Florida, for its executive offices. The lease of this office space provides for a monthly basic rent of approximately $9,900 and expires on August 31, 2002, with one option to renew for an additional eight years. The Company believes that suitable additional space, if required, is readily available on favorable terms. The Company's retail outlets are occupied under leases with terms that expire at various dates through 2008. The Company also leases 6,000 square feet of warehouse space in Broward County, Florida, which serves as a distribution center for the merchandise for its retail stores, pursuant to a lease expiring May 31, 2000, at a current monthly rental of approximately $2,600.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company currently has no material legal proceedings pending or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         The Company held its annual meeting of shareholders on November 13, 1997. There were two matters submitted to a vote of shareholders at this meeting. The first matter voted upon was election of eight directors of the Company to serve for the ensuing year. The second matter voted upon was ratification of the selection of Arthur Andersen, LLP as the Company's independent public accountants for the year ending December 31, 1997. Both matters were approved based on the following tabulation of votes cast in person at the meeting or by proxy solicitation:

                                      FOR               WITHHELD
                                      ---               --------
Election of Directors:
         Mitchell Rubenstein       5,401,646              3,550
         Laurie S. Silvers         5,402,146              3,050
         Dr. Lawrence Gould        5,401,846              3,350
         Dr. Martin H. Greenberg   5,402,146              3,050
         Harry T. Hoffman          5,402,146              3,050
         E. Donald Lass            5,402,146              3,050
         Jules L. Plangere         5,402,146              3,050
         Deborah J. Simon          5,402,146              3,050

Ratification of Selection of
Arthur Andersen, LLP as the
Company's Independent Public          FOR              AGAINST         WITHHELD
Accountants for the Year Ending       ---              -------         --------
December 31, 1997                  5,398,326            4,050            2,820

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

                                           HIGH                LOW
                                           ----                ---
1996
First Quarter.........................     $8 1/4              $6
Second Quarter........................     $7 1/8              $5 1/2
Third Quarter.........................     $6 3/16             $5
Fourth Quarter........................     $6                  $4 7/8

1997
First Quarter.........................     $6 3/4              $5 1/4
Second Quarter........................     $5 3/16             $4 1/2
Third Quarter.........................     $6 5/32             $4 1/2
Fourth Quarter........................     $7 13/32            $5 5/8

HOLDERS OF COMMON STOCK

         As of March 19, 1998, there were approximately 175 record holders of the Company's Common Stock, not including security position listings. The Company believes that there are more than 1000 beneficial holders of the Company's Common Stock.

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

SALES OF UNREGISTERED SECURITIES

         See Notes 8 and 9 to the Financial Statements included in Part II, Item 7 of this Form 10-KSB with respect to sales of unregistered securities by the Company during 1997. All of such sales were made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1997 ("FISCAL 1997") AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996 ("FISCAL 1996")

         The following table summarizes the revenues, cost of sales, gross profit and equity in earnings of NetCo Partners by division for fiscal 1997 and fiscal 1996, respectively:

                           INTELLECTUAL     ENTERTAINMENT
                            PROPERTIES         RETAIL             TOTAL
                           ------------     -------------     -----------
FISCAL 1997

Net Revenues                 $2,519,678      $7,971,769       $10,491,447
Cost of Sales                 1,496,888       4,151,101         5,647,989
                             ----------      ----------       -----------
        Gross Profit          1,022,790       3,820,668         4,843,458
Equity in Earnings
of NetCo Partners             2,702,049               -         2,702,049
                             ----------      ----------       -----------
        Combined Income      $3,724,839      $3,820,668       $ 7,545,507
                             ==========      ==========       ===========

FISCAL 1996

Net Revenues                 $3,481,171      $4,129,942       $ 7,611,113
Cost of Sales                 2,666,978       2,255,783         4,922,761
                             ----------      ----------       -----------
        Gross Profit            814,193       1,874,159         2,688,352
Equity in Earnings
of NetCo Partners                (3,050)              -            (3,050)
                             ----------      ----------       -----------
        Combined Income      $  811,143      $1,874,159       $ 2,685,302
                             ==========      ==========       ===========

NET REVENUES

            Net revenues (not including revenues attributable to the Company's 50% interest in NetCo Partners) for fiscal 1997 increased by 38%, or $2,880,334, to $10,491,447 from $7,611,113 for fiscal 1996. The increase in net revenues is attributable to the continued growth in the Company's entertainment retail division offset by a decrease in net revenues in the intellectual properties division due to the Company's decision to phase out of the comic book publishing business beginning in 1996. For 1997, revenues generated by the entertainment retail division comprised 76% of the Company's total revenues while revenues from the intellectual properties division amounted to 24% of the total. By comparison for 1996, entertainment retail revenues amounted to 54% of the total and intellectual properties revenues were 46% of the total.

GROSS PROFIT

            Overall Company gross profit increased by 80%, or $2,155,106, to $4,843,458 for fiscal 1997 from $2,688,352 in fiscal 1996. As a percentage of net revenues, gross profit increased to 46% in fiscal 1997 from 35% in fiscal 1996. The increase in gross profit is primarily due to increases in gross profit in the Company's entertainment retail division resulting from the increased sales and also in part due to the impact of the ABC barter transaction discussed below.

COMBINED INCOME

            Combined income (gross profit plus the equity in earnings of NetCo Partners) increased by $4,860,205, or 181%, to $7,545,507 in 1997 as compared to $2,685,302 for 1996. This increase reflects the above mentioned growth in the entertainment retail division coupled with $2,702,049 of income from NetCo Partners during 1997 in comparison to a $3,050 loss from NetCo Partners during 1996. The equity in earnings of NetCo Partners of $2,702,049 for 1997 represents the Company's 50% share of the earnings generated by NetCo Partners largely from TOM CLANCY'S NETFORCE which is discussed in more detail under "Equity in Earnings of NetCo Partners" on page 21. The breakdown of combined income for 1997 was fairly evenly split with 49% being generated by the intellectual properties division (including the Company's 50% interest in the earnings of NetCo Partners) and 51% being generated by the entertainment retail division.

            INTELLECTUAL PROPERTIES DIVISION

            The intellectual properties division generates revenues from several different activities including book licensing and packaging, licensing, and publishing MYSTERY SCENE MAGAZINE. In 1996, publishing also included publication of comic books; as noted above, the Company has discontinued comic book publishing. The revenue breakdown from these activities for 1997 and 1996 is as follows:

                                          1997                    1996
                                   ------------------      -------------------
                                       $          %            $           %
                                   ----------  ------      ----------   ------
Book Licensing & Packaging         $2,228,911    89%       $2,200,664     63%

Licensing                             205,761     8           357,909     10

Publishing                             85,006     3           922,598     27
                                   ----------  -----       ----------   -----
Total                              $2,519,678   100%        $3,481,171   100%
                                   ==========  =====       ===========  =====

            Book licensing and packaging represents 89 % of the revenues generated by the intellectual properties division in 1997. The Company's book licensing and packaging activities are conducted through Tekno Books, its 51% owned subsidiary. Tekno Books focuses on developing and executing book projects, typically with best-selling authors, and then licensing the books for publication with various publishers.

Book licensing and packaging revenues increased by 1%, or $28,247, to $2,228,911 for 1997 from $2,200,664 for 1996. While revenues from Tekno Books remained fairly constant from 1996 to 1997, the Company anticipates significant increases in the revenues generated by Tekno Books in future years due to several new contracts which were entered into during 1997. These contracts include an agreement with June Bug Enterprises (the "Magic Johnson Agreement"), an agreement with MGM Consumer Products (the "MGM Agreement"), and an agreement with The Classica Foundation (the "Tekno Classica Agreement"). Under the Magic Johnson Agreement, Tekno Books will work with pro basketball star Magic Johnson to develop a series of educational textbooks with material presented by Magic Johnson as well as a series of children's books and novels. Under the MGM Agreement, Tekno Books has the exclusive rights to publish books based on the past, present and future properties from the film and television show libraries of Metro-Goldwyn-Mayer studios, United Artists Corporation, Orion Pictures Corporation, and Goldwyn Entertainment, Inc. Several books are currently being developed pursuant to the MGM Agreement. Under the Tekno Classica Agreement, Tekno Books, through its wholly-owned subsidiary, may develop books for licensing to publishers worldwide and license rights to produce CD-ROMs, documentaries, television specials, and feature films based on archived documents contained in the Russian archives that were captured from the German archives at the end of World War II. Tekno Books currently has a lengthy list of book projects that it plans to develop under the Tekno Classica Agreement. Each of these agreements were entered into during 1997, requiring significant time and effort during the acquisition, negotiation and due diligence process, while any financial benefit to be derived from these agreements will be generated during 1998 and thereafter.

            Licensing revenues decreased by 43%, or $152,148, from $357,909 in 1996 to $205,761 in 1997. Licensing revenues include advances and royalties received under the Company's various licensing agreements with HarperCollins, Warner Books, Sierra On-Line, Alliance Entertainment, and various licensees for foreign publication of comic books. The decrease in revenues during 1997 pertains primarily to up-front contractual advances and option payments received in 1996 on projects that have yet to be developed; therefore, no additional revenues were generated on these projects in 1997. It is important to note that licensing revenues generated by NetCo Partners (in which the Company has a 50% interest) are not included in the above licensing figures, but rather are included in equity in earnings of NetCo Partners discussed in more detail on page 21.

            Publishing revenues decreased by 91% or $837,592 from $922,598 in 1996 to $85,006 in 1997. The decrease in publishing revenues is entirely related to the Company's decision to discontinue its comic book publishing operation due to the sustained losses incurred in the publication of comic books. The Company began to reduce the number of comic book titles it published during 1996 and completely ceased publication of all titles during the first quarter of 1997. Publishing revenues during 1997 primarily reflect revenues from publication of MYSTERY SCENE MAGAZINE, a mystery-genre trade journal published by the Company's 51%-owned subsidiary, Fedora, Inc., and minor residual revenues from the comic book business.

            Gross profit for the intellectual properties division increased by 26%, or $208,597, to $1,022,790 in 1997 from $814,193 in 1996. This increase in gross profit is directly attributable to the Company's elimination of the comic book publishing operation in 1997, which had historically generated a negative gross margin for the Company. As a percent of revenues, gross profit increased to 41% from 23% in the prior year, reflecting the more profitable continuing operations of book licensing and packaging and licensing. While the Company was engaged in comic book publishing, it advanced 100% of all costs associated with the development of its comic book titles including character and storyline development, design, writing, and illustration, plus the Company paid for the printing and distribution of all books, and was responsible for returns, which are a normal part of the book publishing business. By now developing its intellectual properties through licensing arrangements, the Company has essentially limited the costs incurred to writers' payments for books and teleplays or scripts, and typically funds these costs from advance payments received from publishers pursuant to licensing agreements.

            The same holds true for the book licensing and packaging operation. Production expenses to publish the books are borne by the publishers. The book licensing and packaging operation typically secures the publishing agreements in advance of determining amounts to be paid to authors and for permissions, thereby ensuring a profit on the projects based on the up-front advances received, plus obtaining an ongoing royalty stream for future sales once the advances have been earned. Tekno Books has a library of approximately 960 book titles which it has produced.

            ENTERTAINMENT RETAIL

            Net revenues for the Company's entertainment retail division increased by 93%, or $3,841,827, to $7,971,769 for fiscal 1997 from $4,129,942 for fiscal 1996. Net revenues are derived from sales of entertainment products and merchandise, including T-shirts (such as STAR WARS/Trademark/ T-shirts), hats (such as X-FILES/Trademark/ hats ), action figures (such as BATMAN/Trademark/ action figures) and related items, videos, comic books, collectible art, and other entertainment merchandise, at the Company's retail units located in major malls in various parts of the United States. The Company had 34 retail units in operation at December 31, 1997 as compared to 28 retail units at December 31, 1996. It should be noted that the Company closed six Entertainment Super/bullet/Kiosks shortly after the end of fiscal 1997 and placed the kiosk units in storage. The Company intends to redeploy these units either for its own use in locations which it believes will be more profitable or for use by its franchisees. Net revenues also include imputed income from running ABC video clips on the in-store television monitors in exchange for advertising air time on local ABC affiliate television stations (see "ABC Programming Agreement" in Item 1. Description of Business). The Company records the estimated fair value of the air time received from the ABC affiliates as the value of the revenues earned by playing the ABC video clips in its retail units. The increase in revenues was due to four factors: (1) the opening of three new in-line studio stores during the fourth quarter of 1997, (2) an increase in the number of Entertainment Super/bullet/Kiosks in operation, (3) an increase in same store sales of 5.8% for fiscal 1997 over fiscal 1996 same store sales, and
(4) imputed income from the ABC programming agreement of $1,150,000 in 1997, which is the first year the contract was in effect. For 1996, the increase in same store sales was 8.4% over the prior year amount, in large part reflecting the change in the Company's merchandise mix to higher ticket merchandise during 1996.

            Gross profit for the entertainment retail division increased by 104%, or $1,946,509, to $3,820,668 for fiscal 1997 from $1,874,159 for fiscal
1996. As a percentage of entertainment retail division revenues, gross profit increased to 48% for fiscal 1997, from 45% for fiscal 1996. The increase in gross profit was due to the impact of the ABC barter agreement discussed above plus the impact of the additional revenues. Without the ABC barter income of $1,150,000, the gross margin for the retail division actually dropped from 45% in 1996 to 39% in 1997. This decline in gross margin is attributable to increased promotional activity, increased sales in lower margin product categories such as videos and trading card games, and higher inventory shrinkage during 1997. The Company has taken measures to reduce the shrinkage.

            EQUITY IN EARNINGS OF NETCO PARTNERS

                  The Company's 50% share in the earnings of NetCo Partners amounted to $2,702,049 for 1997 as compared to a loss of $3,050 for 1996. NetCo Partners began to recognize income from its contracts related to TOM CLANCY'S NETFORCE beginning in 1997 as discussed below. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Costs related to acquisition, development and sales of the intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.

                  NetCo Partners reached an agreement with ABC, a division of The Walt Disney Company, to develop and license a television mini-series based on TOM CLANCY'S NETFORCE. The agreement provides for a license fee to be paid to NetCo Partners of $8 million for such mini-series, plus other specified rights fees and profit participation for NetCo Partners. All of such fees and profit participation are to be split equally between the Company and C.P. Group, each of which is a 50% partner of NetCo Partners. In the event that ABC does not meet the "progress to production" and broadcast requirements for the mini-series as set forth in the agreement, the agreement provides for the payment of a $1.6 million penalty to NetCo Partners. NetCo Partners recognized $1.6 million as income during 1997 as this is the minimum amount due to NetCo Partners under the agreement and NetCo Partners has fulfilled all of its obligations to ABC under the agreement. ABC has hired the executive producers, the director, and the screenwriter for the mini-series and the Company has been advised that ABC has "greenlit" the mini-series, meaning that ABC has authorized the mini-series based on TOM CLANCY'S NETFORCE to proceed to production. The mini-series based on TOM CLANCY'S NETFORCE is currently scheduled to air for four hours over two nights during the sweeps period in November 1998.

                  In April 1997, NetCo Partners entered into an agreement with The Berkley Publishing Group ("Berkley"), a division of Penguin Putnam Inc., which is part of the international media group Pearson plc, to publish a series of up to six original novels based on TOM CLANCY'S NETFORCE. The contract, with total maximum advances of $22 million, calls for initial publication of the first book to coincide with the airing of the ABC mini-series referred to above. NetCo Partners received gross advances totaling $3 million on this contract during 1997, which have been distributed as part of NetCo Partners' normal distributions to the Company and C.P. Group, its partners. Additional advances become payable based on specific milestones such as commencement of writing, delivery and acceptance of the manuscripts, and actual publication of each of the six books. As of December 31, 1997, an additional advance related to delivery and acceptance of the second manuscript is currently due under this contract. This contract calls for royalties on paperback sales to be earned by NetCo Partners at 15% of the publisher's suggested retail price.

                  In April 1997, NetCo Partners also entered into a second agreement with Berkley to publish up to 18 young adult novels based on TOM CLANCY'S NETFORCE. The contract, with total maximum advances of $900,000, calls for initial publication of the first book to coincide with the airing of the ABC mini-series referred to above. An initial advance payment of $450,000 was received by NetCo Partners and distributed during 1997, as part of NetCo Partners' normal distributions to the Company and C.P. Group, its partners. This contract calls for royalties on paperback sales of the young adult novels to be earned at 10% of the publisher's suggested retail price.

                  Both of the Berkley contracts grant to Berkley only the North American publishing rights to TOM CLANCY'S NETFORCE. NetCo Partners also plans to license the rights to TOM CLANCY'S NETFORCE in numerous countries throughout the world in all major languages. It is currently anticipated that the aggregate of such foreign licenses will generate approximately 20% to 40% of the revenue being generated by the North American book licenses referenced above. As of December 31, 1997, NetCo Partners had entered into an agreement with Headline Book Publishing Ltd. ("Headline") for the rights to publish the first four TOM CLANCY'S NETFORCE novels in the United Kingdom for a fee of 1.2 million pounds (approximately $2 million at December 31, 1997). Acceptance of the manuscripts by Berkley, the North American publisher, is deemed acceptance of the manuscripts by Headline under this contract. Accordingly, NetCo Partners recorded revenues related to the first two novels during 1997 as the manuscripts for these two books were delivered and accepted by Berkley during 1997. NetCo Partners is currently negotiating license agreements for TOM CLANCY'S NETFORCE in other foreign markets.

                  NetCo Partners also entered into an agreement with Random House Audio Publishing to license the audio book rights for the first two TOM CLANCY'S NETFORCE novels for an aggregate consideration of $600,000. NetCo Partners recorded these revenues during 1997. NetCo Partners anticipates licensing additional audio books in the series.

                  In April 1997, NetCo Partners entered into an agreement with the Dodge division of Chrysler Corporation regarding placement of Chrysler and Dodge products in TOM CLANCY'S NETFORCE novels. An initial advance payment of $100,000 was received by NetCo Partners and distributed during 1997 as part of NetCo Partners' normal distributions to the Company and C.P. Group, its partners.

                  NetCo Partners previously entered into an agreement with Playmates Toys, Inc. ("Playmates Toys") to develop, manufacture and market a line of toys based on TOM CLANCY'S NETFORCE. Playmates Toys, which specializes in boys' action figures, is currently the master toy licensee of STAR TREK/Trademark/ and TEENAGE MUTANT NINJA TURTLES/Trademark/. The agreement with Playmates Toys provides for payment to NetCo Partners of a maximum advance of $1 million. Of this advance, $250,000 was received prior to December 31, 1997, and has been recognized as income, $250,000 is contingent upon the broadcast of TOM CLANCY'S NETFORCE mini-series and $500,000 is contingent upon the broadcast of TOM CLANCY'S NETFORCE as a prime time television series or a kids' television series scheduled for after school, or Saturday or Sunday morning. While an agreement has been reached with ABC for a four-hour mini-series for TOM CLANCY'S NETFORCE, there is currently no contractual agreement licensing production of a TOM CLANCY'S NETFORCE prime time or kids' television series nor are there any assurances that such a series will be produced. Royalties, which will be offset by any advances so paid, are based on a percentage of Playmates Toys' receipts on worldwide sales.

                  NetCo Partners has also entered into an agreement to license TAD WILLIAMS' MIRRORWORLD to HarperCollins for publication as an illustrated novel.

OPERATING EXPENSES

            Operating expenses consist of selling, general and administrative expenses, salaries and benefits and amortization of goodwill and intangibles. Operating expenses increased by 28%, or $2,479,441, to $11,272,047 for fiscal 1997 from $8,792,606 for fiscal 1996. (Note that $1,150,000 of the increase represents non-cash advertising expense imputed under the ABC barter agreement discussed below.) As a percentage of net revenues, total operating expenses decreased to 107% in fiscal 1997 from 116% in fiscal

1996. The new kiosks and in-line studio stores have necessitated that the Company incur additional operating and administrative expenses in conjunction with its retail operations. The increase in total operating expenses in fiscal 1997 as compared to total operating expenses in fiscal 1996 reflects increases in selling, general and administrative expenses and salaries and benefits of $2,064,177, or 42%, and $510,836, or 15%, respectively, which were slightly offset by a $95,572, or 21%, reduction in amortization of goodwill and intangibles. Of the $2,064,177 increase in selling, general and administrative expenses, $910,489 or 44%, is attributable to incremental occupancy, depreciation and other store-level expenses for the new stores opened during 1997 and 1996, and $1,150,000, or 56% of the increase, consists of imputed advertising expense under the ABC barter arrangement (see "ABC Programming Agreement" in Item 1. Description of Business). The Company estimates the value of the advertising air spots that it receives from the ABC affiliate television stations and records this amount as advertising expense. The $510,836, or 15%, increase in salaries and benefits is attributable to additional expenses in the entertainment retail division as a result of adding new employees to staff new stores opened and the minimum wage rate increases which were effective October 1, 1996 and September 1, 1997. The increase in salaries and benefits for the entertainment retail division was partially offset by a decrease in salaries and benefits for the intellectual properties division due to the phase out of the comic book publishing operations during late 1996 and 1997.

            INTEREST EXPENSE, NET

             Net interest expense for fiscal 1997 was $297,692 as compared to $182,700 for fiscal 1996, representing increased interest expense pertaining to the $650,000 convertible debenture. Although the coupon rate on the debenture is only 4%, the discount attributable to the conversion feature of the debenture is being amortized as interest expense and this non-cash amortization totaled $107,750 for 1997.

             DEFERRED TAX BENEFIT

             During 1997, the Company recognized $1,407,600 of deferred tax benefit as the Company believes that realization of a portion of its net operating loss carryforward is likely to occur based on the Company's projections of taxable income particularly in light of the transaction discussed in "Recent Developments - Formation of Huge Entertainment LLC" included in Item
1. Description of Business.

             NET LOSS

             Net loss decreased by 55%, or $3,660,262, to $2,995,347 for fiscal 1997 as compared to a net loss of $6,655,609 for fiscal 1996. The decreased net loss resulted primarily from the Company's equity in the earnings of Netco Partners as one of NetCo Partners' intellectual properties, TOM CLANCY'S NETFORCE, began to generate substantial revenues and cash flow during 1997, and to a lesser extent, due to the recognition of the deferred tax benefit discussed above. Net loss per share for fiscal 1997 was $0.51 compared to $1.23 per share in fiscal 1996, for a decrease in net loss per share of $0.72, or 59%. The decrease in net loss per share in fiscal 1997 from fiscal 1996 is attributable to both a decrease in net loss and an increase in the number of shares outstanding.

            The Company has made several modifications to its initial business plan in an effort to reverse the losses that have been sustained since its inception. During 1997, the Company stopped publishing comic books, an activity that required a substantial amount of resources and had not proven to be profitable. Essentially all of the overhead associated with comic book publishing was eliminated effective with the second quarter of 1997. At the same time, the Company decided to expand its retail operations with the development of three prototype in-line retail stores. Substantial resources were devoted to the development of the three prototype in-line stores which opened in the fourth quarter of 1997, including professional fees and expenses incurred to design the new stores, the hiring of additional field and administrative personnel, the selection and acquisition of new hardware and software for a new retail accounting and merchandising system to be implemented, and the capital expenditures for the new stores. The Company believes that the in-line studio store concept will allow it to more quickly achieve economies of scale in its entertainment retail division. In addition, the Company continues to acquire and develop its base of intellectual properties, and to negotiate additional licensing agreements thereon, which while not capital intensive, requires a substantial amount of time from its senior executives. While the Company believes that these measures will ultimately reverse its operating losses, there can be no assurances that the revenues generated by the intellectual properties and entertainment retail divisions will be sufficient to offset the associated expenses incurred.

            LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 1997, the Company had cash and cash equivalents of $887,153 and a working capital deficit of $491,513 compared to cash and cash equivalents of $1,675,852 and working capital of $1,285,093 at December 31, 1996. Net cash used in operating activities during fiscal 1997 was $4,012,481 primarily representing cash used to fund the Company's pre-tax loss. Significant increases in merchandise inventories, largely attributable to the opening of three new in-line studio stores during late 1997, were more than offset by similar increases in accounts payables, reflecting amounts due to vendors for this merchandise. Net cash used in investing activities was $1,004,937 representing capital expenditures and distributions to minority interests. Net cash provided by financing activities amounted to $4,228,719 during 1997, primarily representing proceeds from issuance of common stock, preferred stock and a convertible debenture, plus the initial draw on the Company's bank line of credit. The combined effect of the above was a net decrease in cash and cash equivalents of $788,699 during 1997. Net cash used in operating activities and investing activities during fiscal 1996 was $6,294,765 and $1,123,495, respectively, and net cash provided by financing activities was $8,487,736. Cash provided from financing activities during 1996 consisted primarily of proceeds from the issuance of common and preferred stock.

         To facilitate the expansion of its entertainment retail division the Company established a long-term relationship with the largest U.S. shopping mall developer, the Simon DeBartolo Group and its Co-Chairman, Melvin Simon. Tekno Simon, LLC ("Tekno Simon"), an affiliate of Mr. Simon, has invested a total of $3,000,000 in the Company. Initially Tekno Simon invested $1,000,000 in shares of the Company's common stock in the Company's 1995 private placement. Pursuant to the Simon Stock Purchase Agreement entered into in November 1995, Tekno Simon also invested an additional $1,360,000 in shares of the Company's Series A preferred stock to fund the cost of developing 17 Entertainment Super/bullet/Kiosks (at $80,000 per kiosk). Pursuant to this agreement, Tekno Simon has acquired 217,600 shares of the Company's Series A Variable Rate Convertible Preferred Stock (the "Series A Preferred Stock"). The Company's agreement with Tekno Simon was amended in October 1996. This amendment extended the funding period and provided for a purchase price adjustment on the additional shares to be issued based on the market value of the Company's common stock at the time of funding. The Company funded the development of eight additional Entertainment Super/bullet/Kiosks with the amended facility. This amendment also provided that the subsequent stock purchases would be of shares of the Company's Series B Variable Rate Convertible Preferred Stock (the "Series B Preferred Stock") in lieu of shares of the Company's Series A Preferred Stock. Tekno Simon acquired a total of 122,846 shares of Series B preferred stock for $640,000, of which $160,000 was funded in 1996 and $480,000 was funded in 1997.
See Note 9 to the

Company's Financial Statements included in Part II, Item 7 of this Form 10-KSB for a description of the terms of the Series A Preferred Stock and Series B Preferred Stock.

            In July 1997, the Company sold 1,000,002 shares of its common stock through a private placement for $3,500,000. The proceeds to the Company from the issuance of these shares amounted to $3,069,996, net of expenses. The shares issued through this private placement were restricted from resale for six months from the date of issuance; accordingly the shares were sold at a 20% discount to the then current market price of the common stock reflecting the restrictions on resale. In conjunction with this offering, the placement agent received warrants to purchase 100,000 shares of common stock. The warrants expire five years from the date of issuance and have an exercise price of $5.00 per share.

            In August 1997, the Company issued a $650,000 convertible debenture to a single institutional investor. The debenture accrues interest at 4% per annum, which is payable in arrears on August 31, 1999, the maturity date of the debenture. The debenture is convertible by the holder, subject to certain restrictions, and is redeemable at the option of the Company at 125% of the principal amount plus accrued interest. The Company can require the holder of the debenture to convert any portion of the debenture still outstanding on the maturity date. As of December 31, 1997, no portion of the debenture had been converted or redeemed. In conjunction with the issuance of the debenture, the buyer received warrants to buy 32,499 shares of common stock at exercise prices ranging from $6.00 to $6.53 per share. The warrants expire March 2, 2003.

            In November and December 1997, the Company entered into long-term equipment leases with two different leasing companies in order to finance the construction build-out and fixtures and equipment for its three, new prototype in-line studio stores. The total principal financed through these leasing transactions amounted to $1,439,319. The lease terms range from 36 months to 60 months with a combined monthly rental payment of approximately $39,833. In conjunction with the lease financing, the Company issued 5-year warrants to one of the leasing companies to acquire 7,231 shares of Common Stock for $6.56 per share. The Company also entered into several smaller equipment leasing transactions during 1997 to finance some of its other equipment needs including one such lease to finance an upgrade to certain computer hardware and new software to be used in the Company's retail entertainment division. This hardware and software, and the related implementation costs associated therewith, represent the only significant expenditures which the Company anticipates it will require in order to be ready for the year 2000.

            In December 1997, the Company established a $5 million credit facility with BankBoston Retail Finance, Inc., ("BankBoston") which the Company is using to partially finance the cost of inventories for its entertainment retail division. The primary obligor on the credit facility is the Company's wholly-owned subsidiary that constitutes the Company's entertainment retail division, and the Company is the guarantor. Availability under this credit facility is limited to 50%-55% of the cost of retail inventories and certain other factors. The term of the facility is 48 months. Interest is payable monthly at the prime rate plus 1% for the first two years and the prime rate plus 1/2% for the third and fourth years. In conjunction with the inventory line of credit, the Company issued 5-year warrants to BankBoston to acquire 30,000 shares of the Company's common stock at $9.68 per share. As of December 31, 1997, the Company's outstanding balance on the line of credit was $535,000 and the available borrowing base was approximately $1 million. The facility is secured by cash, inventory and accounts receivable of the entertainment retail division. The loan agreement provides for various financial performance covenants, including maintaining specified levels of working capital, inventory, gross margin, and earnings before interest, taxes, depreciation and amortization, all measured by comparison to the entertainment retail division's business plan, which is subject to modification from time to time as may be approved by the lender. The loan agreement also sets forth certain covenants requiring a minimum level of vendor trade support, limitations on cash dividends paid by the entertainment retail subsidiary to the Company (other than for overhead allocations), and limitations on capital expenditures. The first measurement date for compliance with the financial performance covenants was January 30, 1998. The Company anticipates that it will need to modify the business plan originally submitted to BankBoston and have such plan approved by BankBoston in order to be in compliance with all such covenants throughout 1998. The Company does not anticipate that such covenants and limitations will materially adversely affect the Company.

             The success of the Company's operations in future years is dependent on its ability to generate adequate revenue to offset operating expenses. Unless otherwise noted, the proceeds from the financing transactions described above were used for general corporate purposes. The Company's management expects to require additional financing for the expansion of its business, and in particular the growth of the Company's in-line studio stores, and to support working capital requirements of its retail division in future years. As of March 19, 1998, the Company has entered into two additional leases for in-line studio stores to be opened in the future. The Company currently is exploring financing alternatives to allow the Company to finance such expansion, although there can be no assurance that such financing alternatives will be available to the Company or will be implemented on terms favorable to the Company. In the event such financing is not secured, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President, have represented that they would provide the Company, if required, with an amount not to exceed $2.5 million in order to enable the Company to meet its working capital requirements for the balance of 1998; provided, however, that the commitment will terminate in the event the Company raises no less than $2.5 million from other sources. In the event that the Company raises less than $2.5 million, the dollar amount of the commitment will be reduced on a "dollar for dollar" basis to the extent of such funds raised by the Company. This commitment is in addition to the existing $1.1 million credit facility extended by these executives pursuant to a $1.1 million promissory note executed by the Company. Borrowings under this credit facility are unsecured and bear interest at the JP Morgan Bank prime rate of interest (8.5% at December 31, 1997). At December 31, 1997, the Company had borrowed $85,000 from the Company's Chairman and Chief Executive Officer and the Company's Vice Chairman and President pursuant to this facility. The terms of the Promissory Note were previously approved by the Company's Board of Directors. Any such working capital financing provided to the Company by the Company's Chairman and Chief Executive Officer and the Company's Vice Chairman and President will be upon terms negotiated and agreed to between them and the Company's Board of Directors.

            The Company does not anticipate that the formation of Huge Entertainment (see Item 1. Description of Business under "Recent Developments - Formation of Huge Entertainment LLC") will negatively impact in any material way the Company's liquidity and capital resources. Conversely, the Company believes that through the formation of Huge Entertainment, the Company's acquisition of a 51.75% interest in two additional intellectual properties created by Tom Clancy
- TOM CLANCY'S CYBERNATION and TOM CLANCY'S TOP SECRET - significantly improves the Company's liquidity and capital resources assuming that these Tom Clancy properties have the same earnings potential as TOM CLANCY'S NETFORCE.

INFLATION AND SEASONALITY

            Although the Company cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on sales or results of operations. The Company considers its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book licensing and packaging operation as a result of the general publishing industry practice of paying royalties semi-annually. The Company's entertainment retail business is seasonal with the holiday season accounting for the largest percentage of annual net sales. Accordingly, as the Company expands its entertainment retail division, it anticipates that its results of operations will be increasingly affected by seasonality. In addition, although not seasonal, the Company's intellectual properties division and NetCo Partners both experience significant fluctuations in their respective revenue streams, earnings and cash flow as a result of the significant amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. While certain of the development costs are incurred as normal recurring operating expenses, the recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Report of Independent Certified Public Accountants.......................29

Consolidated Balance Sheets as of December 31, 1997 and December 31,
   1996..................................................................30

Consolidated Statements of Operations for the Years Ended December 31,
   1997 and 1996.........................................................31

Consolidated Statements of Shareholders' Equity for the Years
   Ended December 31, 1997 and 1996......................................32

Consolidated Statements of Cash Flows for the Years Ended December 31,
   1997 and 1996.........................................................33

Notes to Consolidated Financial Statements...............................34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Big Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Big Entertainment, Inc. (a Florida corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Entertainment, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
    March 20, 1998.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,    DECEMBER 31,
                                                                      1997            1996
                                                                 -------------   -------------
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $    887,153    $  1,675,852
  Trade receivables, net                                              243,168          95,547
  Merchandise inventories                                           2,417,224       1,410,603
  Prepaid expenses                                                    548,206         654,255
  Franchise fee receivable                                            350,000         700,000
  Other current assets                                                163,099          64,167
                                                                 ------------    ------------
  Total current assets                                              4,608,850       4,600,424

PROPERTY AND EQUIPMENT, net                                         4,069,171       2,349,108
INVESTMENT IN NETCO PARTNERS                                        1,533,567         201,311
INTANGIBLE ASSETS, net                                                163,393         491,265
GOODWILL, net                                                         325,817         345,257
OTHER ASSETS                                                          531,523         256,054
DEFERRED TAX ASSET                                                  1,407,600               -
                                                                 ------------    ------------
TOTAL ASSETS                                                     $ 12,639,921    $  8,243,419
                                                                 ============    ============
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $  2,108,202    $  1,021,264
  Revolving line of credit                                            535,000               -
  Accrued professional fees                                           205,313          98,520
  Other accrued expenses                                              559,050         479,225
  Deferred revenue                                                    839,084       1,268,455
  Loan from shareholder/officer                                        85,000               -
  Current portion of capital lease obligations                        768,714         447,867
                                                                 ------------    ------------
  Total current liabilities                                         5,100,363       3,315,331
                                                                 ------------    ------------
CAPITAL LEASE OBLIGATIONS, less current portion                     1,803,344         731,807
                                                                 ------------    ------------
CONVERTIBLE DEBENTURE, net                                            542,250               -
                                                                 ------------    ------------
MINORITY INTEREST                                                      90,111           4,414
                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 540,177 shares authorized;
      none outstanding                                                      -               -
  Series A variable rate convertible preferred stock, $6.25
      stated value, 217,600 shares authorized; 217,600 issued
      and outstanding. Liquidation preference of $1,592,050 at
      December 31, 1997.                                            1,360,000       1,360,000
  Series B variable rate convertible preferred stock, $5.21
      stated and liquidation value, 142,223 shares authorized;
      122,846 and 29,767 issued and outstanding at December 31,
      1997 and at December 31, 1996, respectively.                    640,000         160,000
  Series C, 4% convertible preferred stock, $100 stated value,
      100,000 shares authorized; 20,000 issued and outstanding
      at December 31, 1997 and 1996. Liquidation preference of
      $2,000,000 at December 31, 1997.                              2,000,000       2,000,000
  Common stock, $.01 par value, 25,000,000 shares authorized;
      6,896,340 and 5,870,601 shares issued and outstanding at
      December 31, 1997 and December 31, 1996, respectively.           68,963          58,706
  Additional paid-in capital                                       25,671,900      22,029,194
  Warrants outstanding                                                586,600         576,600
  Accumulated deficit                                             (25,223,610)    (21,992,633)
                                                                 ------------    ------------
  Total shareholders' equity                                        5,103,853       4,191,867
                                                                 ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 12,639,921    $  8,243,419
                                                                 ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

            BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31,

                                                                      1997              1996
                                                                  -----------       -----------
NET REVENUES                                                      $10,491,447       $ 7,611,113

COST OF SALES                                                       5,647,989         4,922,761
                                                                  -----------       -----------
    Gross profit                                                    4,843,458         2,688,352
                                                                  -----------       -----------
OPERATING EXPENSES:
    Selling, general and administrative                             7,031,010         4,966,833
    Salaries and benefits                                           3,884,926         3,374,090
    Amortization of goodwill and intangibles                          356,111           451,683
                                                                  -----------       -----------
        Total operating expenses                                   11,272,047         8,792,606
                                                                  -----------       -----------
        Operating loss                                             (6,428,589)       (6,104,254)

EQUITY IN EARNINGS OF NETCO PARTNERS                                2,702,049            (3,050)

OTHER:

    Interest, net                                                    (297,692)         (182,700)
    Other, net                                                         73,894            55,470
                                                                  -----------       -----------
        Loss before minority interest and deferred tax benefit     (3,950,338)       (6,234,534)

MINORITY INTEREST                                                    (452,609)         (421,075)
                                                                  -----------       -----------
         Loss before deferred tax benefit                          (4,402,947)       (6,655,609)

DEFERRED TAX BENEFIT                                                1,407,600                 -
                                                                  -----------       -----------
        Net loss                                                  $(2,995,347)      $(6,655,609)
                                                                  ===========       ===========
Basic and diluted loss per common share                           $     (0.51)      $     (1.23)
                                                                  ===========       ===========

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                            PREFERRED  PREFERRED  PREFERRED    ADDITIONAL
                                   COMMON     STOCK      STOCK      STOCK       PAID-IN      WARRANTS    ACCUMULATED
                                    STOCK   SERIES A    SERIES B  SERIES C      CAPITAL    OUTSTANDING     DEFICIT        TOTAL
                                  -------  ----------  ---------  ----------  -----------  -----------  ------------   -----------
Balance - December 31, 1995       $47,239  $  800,000   $      -  $        -  $16,149,046    $302,000   $(15,229,808)  $ 2,068,477

Issuance of preferred stock
  Series A to Tekno Simon, LLC          -     560,000          -           -            -           -              -       560,000
Issuance of stock options in
  lieu of cash under consulting
  agreements                            -           -          -           -      100,000           -              -       100,000
Issuance of warrants                    -           -          -           -            -     274,600              -       274,600
Conversion of 8.5% Note               829           -          -           -      517,590           -              -       518,419
Public issuance of stock           10,000           -          -           -    4,853,465           -              -     4,863,465
Expiration of stock redemption        500           -          -           -      299,500           -              -       300,000
Non-cash dividend - preferred
  stock                               138           -          -           -       78,149           -       (107,216)      (28,929)
Issuance of preferred stock
  Series B to Tekno Simon, LLC          -           -    160,000           -            -           -              -       160,000
Issuance of preferred stock
  Series C in private placement         -           -          -   2,000,000     (276,156)          -              -     1,723,844
Issuance of compensatory options        -           -          -           -      307,600           -              -       307,600
Net loss for the year                   -           -          -           -            -           -     (6,655,609)   (6,655,609)
                                  -------  ----------   --------  ----------  -----------    --------   ------------   -----------
Balance - December 31, 1996        58,706   1,360,000    160,000   2,000,000   22,029,194     576,600    (21,992,633)    4,191,867

Issuance of common stock in
  private placement                10,000           -          -           -    3,059,996           -              -     3,069,996
Issuance of preferred stock
  Series B to Tekno Simon, LLC          -           -    480,000           -            -           -              -       480,000
Non-cash dividend - preferred
  stock                               257           -          -           -      141,452           -       (155,630)      (13,921)
Cash dividend on preferred stock
  Series C                              -           -          -           -            -           -        (80,000)      (80,000)
Issuance of compensatory stock
  options and warrants                  -           -          -           -      225,758           -              -       225,758
Value of conversion feature of
  convertible debentures                -           -          -           -      215,500           -              -       215,500
Issuance of warrants for
  services rendered                     -           -          -           -            -      10,000              -        10,000
Net loss for the year                   -           -          -           -            -           -     (2,995,347)   (2,995,347)
                                  -------  ----------   --------  ----------  -----------    --------   ------------   -----------
Balance - December 31, 1997       $68,963  $1,360,000   $640,000  $2,000,000  $25,671,900    $586,600   $(25,223,610)  $ 5,103,853
                                  =======  ==========   ========  ==========  ===========    ========   ============   ===========

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                    1997                   1996
                                                                -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(2,995,347)           $(6,655,609)
    Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                               1,178,935              1,050,992
      Equity in  earnings of Netco Partners, net of
        (invested)/return of capital                             (1,332,256)              (161,311)
      Issuance of compensatory stock options and warrants           225,758                220,495
      Recognition of deferred gain                                  (40,389)               (30,291)
      Amortization of deferred financing costs                       25,426                 16,627
      Amortization of discount on convertible debentures            107,750                      -
      Minority interest                                             452,609                421,075
      Changes in assets and liabilities:
        Trade receivables                                          (147,621)               149,051
        Prepaid expenses                                            106,049               (200,235)
        Merchandise inventories                                  (1,006,621)              (831,385)
        Other current assets                                       (104,140)                24,105
        Other assets                                               (295,687)                12,514
        Deferred tax asset                                       (1,407,600)                     -
        Accounts payable                                          1,086,938               (611,799)
        Accrued professional fees                                   106,793                (36,201)
        Deferred revenue                                            (38,982)               207,643
        Other accrued expenses                                       65,904                129,564
                                                                -----------            -----------
          Net cash used in operating activities                  (4,012,481)            (6,294,765)
                                                                -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                           (638,025)              (633,607)
    Investment in patents and trademarks                                  -                (49,670)
    Return of capital from Tekno Books to minority partner         (366,912)              (440,218)
                                                                -----------            -----------
          Net cash used in investing activities                  (1,004,937)            (1,123,495)
                                                                -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of preferred stock                   480,000              2,443,844
    Proceeds from issuance of convertible debenture                 650,000                      -
    Net proceeds from issuance of common stock in private
      placement                                                   3,069,996              4,873,465
    Proceeds from revolving line of credit                          535,000                      -
    Net proceeds from shareholder/officer loan                       85,000                      -
    Proceeds from the issuance of warrants                           10,000                264,600
    Proceeds from sale of 8.5% convertible promissory note                -                500,000
    Proceeds from sale of assets                                          -                803,372
    Dividends on preferred stock                                    (80,000)                  (438)
    Repayments under capital lease obligations                     (521,277)              (397,107)
                                                                -----------            -----------
          Net cash provided by financing activities               4,228,719              8,487,736
                                                                -----------            -----------
          Net (decrease) increase in cash and cash equivalents     (788,699)             1,069,476

CASH AND CASH EQUIVALENTS, beginning of year                      1,675,852                606,376
                                                                -----------            -----------
CASH AND CASH EQUIVALENTS, end of year                          $   887,153            $ 1,675,852
                                                                ===========            ===========
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
    Interest paid                                               $   180,447            $   237,108
                                                                ===========            ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

(1) BACKGROUND:

Big Entertainment, Inc. (the "Company") was incorporated in the State of Florida on January 22, 1993. The Company is a diversified entertainment company, engaged in the development and licensing of intellectual properties, the development and licensing of books, and the operation of entertainment-related retail stores. The Company has two operating divisions: the intellectual properties division and the entertainment retail division.

The intellectual properties division owns or controls the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities, which it licenses across all media, including books, films and television, multimedia software, toys, and other products. The Company acquires the rights to its intellectual properties pursuant to agreements that grant it, on an exclusive basis, all rights in the intellectual property itself, as well as the right to use the creator's name in the title of the intellectual property. The intellectual properties division also includes a 51%-owned book licensing and packaging operation which focuses on developing and executing book projects, typically with best-selling authors, which books are then licensed for publication to book publishers. In addition, the intellectual properties division may directly publish works based on these properties, rather than licensing them to others; however the Company has chosen to exclusively pursue licensing of its intellectual properties since early 1997.

The Company owns 51% of Tekno Books, the Company's book licensing and packaging operation. Tekno Books generates revenue from new book projects in the form of non-refundable advances paid by publishers, and from royalties from the expanding library of book titles.

In addition, the Company is a 50% partner in NetCo Partners. NetCo Partners was formed in June 1995 as a joint venture owned 50% by the Company and 50% by C.P. Group, Inc., a company in which best-selling author Tom Clancy is a 50% shareholder. NetCo Partners is engaged in the development and licensing of entertainment properties.

The entertainment retail division operates a chain of retail studio stores and retail kiosks known as "Entertainment Super/bullet/Kiosks" that sell entertainment-related merchandise. The Company operates as of December 31, 1997, 34 retail stores consisting of 30 "Entertainment Super/bullet/Kiosks" at various shopping malls throughout the country, three in-line studio stores located in New Jersey and one mini in-line store in the Mall of America in Minnesota. The Company has entered into two separate agreements to begin franchising its retail concept.

The Company has expended significant funds developing its intellectual property, entertainment retail and other businesses. Operating losses since inception, including the development stage, have resulted in an accumulated deficit of $25,223,610 at December 31, 1997. The success of the Company's operations in future years is dependent on its ability to generate adequate revenue to offset operating expenses. There can be no assurances that the Company will be able to generate sufficient revenues from these activities to cover its costs and, therefore, the Company may continue to incur losses.

The Company's management expects to require additional financing for the expansion of its business, and in particular the growth of the Company's in-line studio stores, and to support working capital requirements in future years. The Company is currently exploring financing alternatives to allow the Company to finance such expansion. However, there can be no assurance that such financing alternatives will be available to the Company or will be implemented on terms favorable to the Company. In the event such financing is not secured, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President, have indicated their intention to provide the Company, if required, with an amount not to exceed $2,500,000 in order to enable the Company to meet its working capital requirements for the balance of 1998; provided, however, that the commitment will terminate in the event the Company raises no less than $2,500,000 from other sources. In the event the Company raises less than $2,500,000, the dollar amount of the commitment will be reduced on a "dollar for dollar" basis to the extent of such funds raised by the Company. The exact terms of any working capital provided to the Company will be subject to negotiation with the Board of Directors. This commitment is in addition to the existing $1,100,000 credit facility extended by these executives.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION

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

         ACCOUNTING ESTIMATES

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

       CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $103,839 and $278,431, at December 31, 1997 and 1996, respectively.

       TRADE RECEIVABLES

Trade receivables consist of receivables from distributors of the Company's publications and amounts due from publishers relating to signed contracts and is net of an allowance for doubtful accounts of $39,982 at

December 31, 1997 and 1996.

       MERCHANDISE INVENTORIES

Merchandise inventories consist of retail merchandise and are stated at cost. Cost is determined by the first-in, first-out method.

       PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is provided in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated service lives, which range from 3 to 5 years, on a straight-line basis. Leasehold improvements are amortized over the lesser of the terms of the respective leases or the service lives of the improvements. Entertainment Super/bullet/Kiosks that are not in use are maintained in a storage facility pending redeployment. At December 31, 1997, a total of six Entertainment Super/bullet/Kiosks were held in storage and an additional six units were taken out of service subsequent to December 31, 1997. The Company intends to redeploy these units in other locations or to use them in conjunction with its franchisees. Depreciation continues to be recorded on these units.

       INTANGIBLE ASSETS AND GOODWILL

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

"Intangible Assets" consist of the following:

                                                       DECEMBER 31,
                                            -----------------------------------
                                                 1997                 1996
                                            -------------         -------------

Book contracts acquired with Tekno Books    $   1,263,542         $   1,263,542
Patents and trademarks                            203,368               202,822
                                            -------------         -------------
                                                1,466,910             1,466,364
Less accumulated amortization                  (1,303,517)             (975,099)
                                            -------------         -------------
                                            $     163,393         $     491,265
                                            =============         =============

Book contracts are being amortized on a straight-line basis over a period of 3 years, the estimated period over which revenue from contracts is expected. Patents and trademarks are being amortized on a straight-line basis over 17 years.

Goodwill relating to the acquisition of Tekno Books and Fedora, Inc., amounting to $388,783, is being amortized on a straight-line basis over 20 years. Accumulated amortization of goodwill totaled $62,966 and $43,526 as of December 31, 1997 and 1996, respectively.

The Company continually evaluates the amounts of recorded goodwill and the period over which it is amortized by consideration of events and circumstances that occur subsequent to its acquisition.

       REVENUE RECOGNITION

Licensing revenues in the form of non-refundable advances and other guaranteed royalty payments are recognized when the earnings process has been completed, which is generally upon the achievement of milestones in the development/publishing of the property. Non-guaranteed royalties based on sales of licensed products and on sales of books published directly by the Company are recognized as revenues when earned based on royalty statements or other notification of such amounts from the publishers.

Revenue relating to the Company's book packaging and licensing operation is recognized when the earnings process is complete, typically when a publisher accepts a book for publishing. Advances received from publishers are recorded as deferred revenues until the book is accepted by the publisher. Revenues are recorded net of agents' fees. In the book packaging and licensing division, expenditures for co-editors and permission payments are also deferred and recorded as prepaid expenses until the book is accepted by the publisher, at which time such costs are expensed.

Revenue relating to sales at the Company's retail outlets is recognized at the time of sale.

Franchise fee revenue is recognized when all material services or conditions relating to a franchise agreement have been substantially performed or satisfied.

Revenue on sales of the Company's comic books to distributors was recognized at the time of shipment, net of estimated returns. The Company exited the comic book publishing business during 1997. The costs associated with the exit of the comic book publishing business were not material.

       PRE-OPENING EXPENSES

Pre-opening expenses related to new store openings are expensed as incurred.

       BARTER TRANSACTIONS

The Company records the exchange of air time given on the television monitors in its retail stores for advertising air time received on local ABC affiliate television stations at the estimated fair value of the air time received from the ABC affiliates. The income and expense are recorded in equal amounts at the time when the advertising air time is received from ABC. In 1997, the Company imputed revenues and selling, general and administrative expenses of $1,150,000 relating to the ABC Programming Agreement.

       LOSS  PER COMMON SHARE

The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", in February of 1997, which requires companies to present basic and diluted earnings per share ("EPS") instead of the primary and fully diluted EPS that was previously required. The Company adopted SFAS No. 128 in 1997. Loss per common share is computed by dividing net loss after deducting dividends applicable to preferred stock, by the weighted average number of common and common equivalent shares outstanding. For the years ended December 31, 1997 and 1996 the weighted average number of common and common equivalent shares outstanding were 6,316,013 and 5,477,595, respectively. Basic and diluted loss per share are the same.

          STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards ("SFAS No. 123"), "Accounting for Stock-Based Compensation" in 1996. SFAS No. 123 allows either adoption of a fair value method of accounting for stock-based ("SFAS 123") compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations with supplemental disclosures. The Company has chosen to account for all stock- based arrangements under which employees receive shares of the Company's stock under APB 25 and make the related disclosures under SFAS 123. Pro forma loss per share, as if the fair value method had been adopted, is presented in Note 10. The adoption of SFAS No. 123 did not have a material impact on the Company's results of operations, financial position or cash flows.

       POST-RETIREMENT BENEFITS

The Company does not currently provide post-retirement benefits for its employees.

       RECLASSIFICATIONS

Certain reclassifications were made to prior year statements to conform with the current year's presentation.

(3)   FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable, approximate fair value due to the short maturity of the instruments. The fair value of capital lease obligations is estimated using an appropriate valuation method and approximates the carrying amount of capital lease obligations in the accompanying consolidated balance sheets. The carrying value of debt, including bank debt, the convertible debenture, and the loan from shareholders/officers, approximates fair value either because the interest rate reprices with changes in market rates or because the debt was recently negotiated.

(4)   RECENTLY ISSUED ACCOUNTING STANDARDS:

SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board in June 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 beginning January 1, 1998. Adoption of this standard will not have a material impact on the consolidated financial statements.

SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting of selected information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning January 1, 1998. The Company is currently evaluating the impact of SFAS 131.

(5)  FRANCHISE FEE RECEIVABLE:

In December 1995, the Company entered into an agreement with a warrant holder to grant certain exclusive franchise rights to develop and open Entertainment Super/bullet/Kiosks in Canada (excluding the Province of Alberta) for a term of 10 years in exchange for a nonrefundable franchise fee of $700,000 and to build and sell two fully outfitted and installed Entertainment Super/bullet/Kiosks in exchange for $300,000. The franchisee did not open any stores in Canada and in December 1997, under an amended franchise agreement, the franchisee gave up its rights to Canada and obtained the exclusive rights to open Big Entertainment in-line studio stores in the Phoenix, Arizona market area in exchange for a $350,000 territorial exclusivity fee, which was paid during the first quarter of 1998. In order for the franchisee to maintain its territorial rights, the agreement requires the franchisee to open one store by December 31, 1999 and one store each year thereafter. The agreement does not require any further performance by the Company. The Company has the option, exercisable at any time prior to December 31, 1998, to reacquire the rights to the Phoenix, Arizona market, provided no such franchised units have already opened, by issuing the franchisee 100,000 unregistered shares of the Company's common stock. The Company will recognize the $350,000 territorial exclusivity fee as income or equity on the date the Company determines that it will or will not exercise its option to reacquire the rights to the Phoenix, Arizona market. Accordingly, as of December 31, 1997 and December 31, 1996, the Company has reflected $350,000 and $700,000, respectively, in the accompanying consolidated balance sheets as franchise fee receivable and deferred revenue.

(6)  PROPERTY AND EQUIPMENT:

Property and equipment (excluding equipment under capital leases) consists of:

                                                   DECEMBER 31,
                                      ------------------------------------
                                           1997                    1996
                                      ------------            ------------
Furniture and fixtures                $    180,863            $    179,690
Entertainment Super/bullet/Kiosks        1,003,678                 753,125
Equipment                                  212,853                 186,345
Leasehold improvements                     545,865                 289,311
                                      ------------            ------------
                                         1,943,259               1,408,471
Less:  accumulated depreciation and
               amortization               (800,408)               (333,969)
                                      ------------            ------------
                                      $  1,142,851            $  1,074,502
                                      ============            ============

Equipment under capital leases consists of:

                                                   DECEMBER 31,
                                      ------------------------------------
                                           1997                    1996
                                      ------------            ------------
Equipment                             $  2,554,846            $    609,032
Entertainment Super/bullet/Kiosks        1,164,380               1,164,380
                                      ------------            ------------
                                         3,719,226               1,773,412
Less:  accumulated amortization           (792,906)               (498,806)
                                      ------------            ------------
                                      $  2,926,320            $  1,274,606
                                      ============            ============

Depreciation and amortization expense on property and equipment was $831,623 and $599,309 for the years ended December 31, 1997 and 1996, respectively.

(7)  CAPITAL LEASE OBLIGATIONS:

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1997 are as follows:

           For the years ending December 31,
           1998                                                 $1,130,210
           1999                                                    902,624
           2000                                                    603,315
           2001                                                    398,519
           2002                                                    329,395
                                                                ----------
           Minimum lease payments                                3,364,063
           Less amount representing interest                      (792,005)
                                                                ----------
           Present value of net minimum lease payments           2,572,058
           Less current portion                                   (768,714)
                                                                ----------
           Noncurrent portion                                   $1,803,344
                                                                ==========

In February 1996, the Company entered into a sale and leaseback transaction (the "Sale-Leaseback"). Pursuant to the Sale-Leaseback, the Company sold 18 Entertainment Super/bullet/Kiosks to the lessor for $1,080,000 (excluding transaction costs of approximately $50,000, and fair value of warrants granted of $84,380) and simultaneously leased the Entertainment Super/bullet/Kiosks from the lessor for a term of 39 months with aggregate rental payments of approximately $35,000 per month. The Sale-Leaseback does not include the underlying mall leases for the sites of the Company's Entertainment Super/bullet/Kiosks, with respect to which the Company remains liable. Upon expiration of the lease, the Company will have the option to repurchase the Entertainment Super/bullet/Kiosks for their fair market value, but in no event more than $108,000 in the aggregate. As collateral security for the lease, the Company issued 225,000 shares of its common stock which were placed in escrow (the "Escrow Shares"). The escrow agent continues to hold 186,405 of the Escrow Shares and the remaining 38,595 Escrow Shares have been returned to Company. In the event that the Company defaults under the agreements for the Sale-Leaseback, the Escrow Shares held by the escrow agent will be released to the lessor. While held in escrow, the Escrow Shares will be voted by the lessor on all matters in accordance with the recommendations of management and neither the escrow agent nor the lessor will have any dispositive rights with respect thereto. As additional consideration for the Sale-Leaseback, the Company also issued to the lessor warrants to purchase 26,739 shares of common stock, exercisable for four years commencing on the first anniversary of the date of grant, at an exercise price of $8.08 per share.

(8)  DEBT:

The Company's Chairman and Chief Executive Officer and the Company's Vice Chairman and President have extended a $1.1 million unsecured line of credit facility to the Company. The line of credit bears interest at the JP Morgan Bank prime rate of interest, is prepayable at any time without penalty by the

Company, and is payable on demand of the holders. The outstanding balance under this line of credit was $85,000 at December 31, 1997.

In August 1997, the Company issued a $650,000 convertible debenture to a single institutional investor. The debenture accrues interest at 4% per annum, which is payable in arrears on August 31, 1999, the maturity date of the debenture. The debenture is convertible by the holder into shares of the Company's common stock at a conversion price equal to 80% of the average closing bid price for the ten trading days immediately preceding the date of conversion. The conversion features restrict the maximum principal amount of the debenture which can be converted for a 120-day period following the effective date of registration for resale of the underlying shares. The debenture is redeemable at the option of the Company at 125% of the principal amount plus accrued interest. The Company can require the holder of the debenture to convert any portion of the debenture still outstanding on the maturity date. As of December 31, 1997, no portion of the debenture had been converted or redeemed. In conjunction with issuance of the debenture, the buyer received warrants to buy 32,499 shares of common stock at exercise prices ranging from $6.00 to $6.53 per share. The warrants expire March 2, 2003. The Company recorded the convertible debenture net of a discount of $215,500 attributable to the intrinsic value of the nondetachable conversion feature. The discount is being amortized as interest expense from the date of issuance through April 1998, the earliest date the investor can convert the entire debenture. The discount balance at December 31, 1997 is $107,750.

In December 1997, the Company established a $5 million credit facility with BankBoston, which the Company is using to finance the cost of inventories for its entertainment retail division. The primary obligor on the credit facility is the Company's wholly owned subsidiary that constitutes the Company's entertainment retail division, and the Company is guarantor. Availability under this credit facility is limited to 50%-55% of the cost of retail inventories and certain other factors. The term of the facility is 48 months. Interest is payable monthly at the prime rate plus 1% for the first two years (9.5% at December 31, 1997) and the prime rate plus 1/2% for the third and fourth years. The credit facility includes an annual commitment fee of 1% and a monthly facility fee of $2,500. BankBoston received five-year warrants to buy 30,000 shares of the Company's common stock at an exercise price of $9.68 per share (see Note 10). As of December 31, 1997, the Company's outstanding balance on the line of credit was $535,000 as compared to an available borrowing base of approximately $1 million. The facility is secured by cash, inventory and accounts receivable of the Company's entertainment retail division. The loan agreement provides for capital, inventory, gross margin, and earnings before interest, taxes, depreciation and amortization, all measured by comparison to the entertainment retail division's business plan, which is subject to modification from time to time as may be approved by the lender. The loan agreement also sets forth certain covenants requiring a minimum level of vendor trade support, limitations on cash dividends paid by the entertainment retail subsidiary to the Company (other than for overhead allocations), and limitations on capital expenditures. The first measurement date for compliance with the financial performance covenants was January 30, 1998. The Company anticipates that it will need to modify the business plan originally submitted to BankBoston and have such plan approved by BankBoston in order to be in compliance with all such covenants throughout 1998. The Company does not anticipate that such covenants and limitations will materially adversely affect the Company.

(9) OFFERINGS OF SECURITIES:

         TEKNO SIMON, LLC

In November 1995, the Company signed an agreement (the "Stock Purchase Agreement") to sell up to 320,000 shares of the Company's Series A Variable Rate Convertible Preferred Stock (the "Series A Preferred Stock") to Tekno Simon, LLC ("Tekno Simon"), an affiliate of the Simon-DeBartolo Group, to fund the cost of developing 25 Entertainment Super/bullet/Kiosks. The Stock Purchase Agreement provided for shares of Series A Preferred Stock to be purchased by Tekno Simon from time to time in installments of 12,800 shares each at a price $6.25 per share. Each installment closed following the signing of each new lease between the Company (or one of its affiliates) and the Simon-DeBartolo Group (formally known as the Simon Property Group, L.P.) (or one of its affiliates) or any other third party approved by Tekno Simon for a lease by the Company of shopping center space for one of the Company's Entertainment Super/bullet/Kiosks. Pursuant to the agreement, Tekno Simon acquired 217,600 shares of the Company's Series A Preferred Stock during 1995 and 1996.

The Series A Preferred Stock has a stated value of $6.25 per share and accrues non-cash dividends, payable quarterly in shares of the Company's common stock based on prevailing market prices. The dividends accrue on the stated value of the outstanding shares of Series A Preferred Stock at a variable rate equal to a specified bank prime rate, adjusted quarterly, (8.5% as of December 31, 1997). During the two-year period commencing on November 28, 1995, the Series A Preferred Stock was convertible at the option of the holders into shares of common stock on a one-for-one basis. Tekno Simon did not exercise this conversion option. The Series A Preferred Stock is redeemable at the Company's option for $7.18 per share in cash. The holders of the Series A Preferred Stock are entitled to vote together with the holders of common stock on all matters, with each share of Series A Preferred Stock having one vote. The Series A Preferred Stock has a liquidating preference of $7.18 per share over common stock. The holders of Series A Preferred Stock have certain demand and "piggyback" rights to have such shares (and the shares of common stock issued as dividends thereon) registered by the Company for sale by such holders under the Securities Act of 1933, as amended. In addition, the Company appointed one nominee of Tekno Simon to the Company's board of directors.

The Company's agreement with Tekno Simon was amended in October 1996 to extend the funding arrangement, pursuant to which the Company could fund the development of up to eight additional Entertainment Super/bullet/Kiosks, and to change the future stock to be issued under the agreement to the Company's Series B Variable Rate Convertible Preferred Stock (the "Series B Preferred Stock"). As of December 31, 1997, $640,000 ($480,000 during 1997 and $160,000 during 1996)
in additional funding has been provided to the Company for the development of eight additional Entertainment Super/bullet/Kiosks pursuant to this amended agreement. The terms of the Series B Preferred Stock are identical to those of the Series A Preferred Stock, except that the purchase price per share of the Series B Preferred Stock is subject to adjustment upon completion of all of the fundings under the amended agreement, based on the market prices of the common stock at the time of each such funding, but in no event shall the purchase price be greater than $6.25 per share or less than $4.50 per share. As of December 31, 1997, 122,846 shares of Series B Preferred Stock have been issued to Tekno Simon at an adjusted purchase price of $5.21 per share.

         CONVERTIBLE PROMISSORY NOTE

In January 1996, the Company sold an 8.5% Promissory Convertible Note to an investor in a private transaction for $500,000. On May 15, 1996, the principal amount of the note and interest accrued thereon was converted into 82,947 shares of the Company's common stock at a conversion rate of $6.25 per share.

         SECONDARY OFFERING

In April, 1996 the Company completed a secondary public offering (the "Secondary Offering") in which it sold 1,000,000 shares of common stock for $6.00 per share. The Company realized net proceeds of $4,863,465 from the Secondary Offering, after deducting underwriting and other professional fees and related expenses. In connection with this offering, the Company granted the underwriters, (i) options to purchase from the Company, for a period of five years, up to 100,000 shares of Common Stock at an exercise price equal to 130% of the public offering price; and (ii) a two-year advisory services consulting agreement with an underwriter in consideration of a monthly fee of $2,500.

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

         1997 PRIVATE PLACEMENT

In July 1997, the Company sold 1,000,002 shares of its common stock through a private placement for $3,500,000. The proceeds to the Company from the issuance of these shares amounted to $3,069,996, net of expenses. The shares issued through this private placement were restricted from resale for six months from the date of issuance; accordingly the shares were sold at a 20% discount to the then current market price of the common stock reflecting the restrictions on resale. In conjunction with this offering, the placement agent received warrants to purchase 100,000 shares of common stock. The warrants expire five years from the date of issuance and have an exercise price of $5.00 per share.

         WARRANTS OUTSTANDING

In August 1995, the Company entered into agreements to sell to two investors, for aggregate consideration of $499,600, immediately exercisable four-year warrants to purchase an aggregate of 240,000 shares of common stock at an exercise price of $6.25 per share. As of December 31, 1997, the investors have paid for the warrants in full. Of the total consideration, $10,000 was received in 1997 and $274,600 was received in 1996.

(10)  STOCK OPTION PLANS:

       1993 STOCK OPTION PLAN-

Under the Company's 1993 Stock Option Plan (the "1993 Plan"), 350,000 shares of the Company's common stock were reserved for issuance upon exercise of options. The 1993 Plan was amended by the Company's Board of Directors in August 1996 and approved by the shareholders at the 1996 annual shareholders' meeting to increase the number of reserved shares from 350,000 to 1,000,000. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of the Company's Board of Directors (the "Committee"), administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible consultants, employees and officers of the Company.

The 1993 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Options are granted under the 1993 Plan on such terms and at such prices as determined by the Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant, or after the expiration of 10 years from the date of grant. Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorizes the Company to make loans to employees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the rate of interest payable by the Company to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. No such loans were made in either 1997 or 1996.

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

A summary of stock option and warrant transactions for the years ended December 31, 1997 and 1996 is as follows:

                                           STOCK OPTIONS                     WARRANTS
                                      --------------------------      --------------------------
                                                WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                       SHARES    EXERCISE PRICE       SHARES     EXERCISE PRICE
                                      -------   ----------------      -------   ----------------
OUTSTANDING AT DECEMBER 31, 1995      413,447        $ 6.97           411,097        $ 8.78
Granted                               361,755          6.18           209,169          7.06
Cancelled                              (4,375)         7.79                 -             -
                                      -------        ------           -------        ------
OUTSTANDING AT DECEMBER 31, 1996      770,827          6.53           620,266          8.20
Granted                               190,865          5.66           169,730          6.12
Cancelled                             (14,284)         7.70                 -             -
                                      -------        ------           -------        ------
OUTSTANDING AT DECEMBER 31, 1997      947,408        $ 6.34           789,996        $ 7.76
                                      =======        ======           =======        ======

At December 31, 1997, a total of 82,056 and 20,536 options were available for future grant under the 1993 Plan and Directors Stock Option Plan, respectively. Additionally, at December 31, 1997, 687,015 stock options and 757,497 warrants were exercisable.

The weighted average fair value of options and warrants granted in 1997 and 1996 was $2.08 per share and $2.65 per share, respectively.

The exercise prices of some options differ from the market price of the stock on the grant date. The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date:

                                                 1997               1996
                                                 ----               ----
Exercise Price Equals Market Price
    Weighted average exercise price               N/A               6.04
    Weighted average fair value                   N/A               2.79

Exercise Price Exceeds Market Price
    Weighted average exercise price              6.41               7.39
    Weighted average fair value                  1.83               2.33

Exercise Price is Less Than Market Price
    Weighted average exercise price              4.63               0.01
    Weighted average fair value                  2.67               7.05

The following table summarizes information about stock options and warrants outstanding at December 31, 1997:

    OPTIONS AND WARRANTS OUTSTANDING                   EXERCISABLE
-----------------------------------------   ----------------------------------
                               WEIGHTED
                               AVERAGE      WEIGHTED                  WEIGHTED
 RANGE OF                     REMAINING     AVERAGE                   AVERAGE
 EXERCISE         NUMBER     CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
   PRICE       OUTSTANDING   LIFE (YEARS)     PRICE    EXERCISABLE     PRICE
------------   -----------   ------------   --------   -----------    --------
$        .01      45,648         7.8         $ 0.01        37,648      $ 0.01
 4.25 - 5.99     347,962         5.8           5.36       173,797        5.02
 6.00 - 7.99     863,923         3.8           6.46       799,299        6.46
 8.00 -13.20     479,871         4.6           9.75       433,768        9.94
               ---------                                ---------
  .01 -13.20   1,737,404         4.5           6.98     1,444,512        7.16
               =========                                =========

Had compensation cost for the 1993 Plan and the Directors Stock Option Plan been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have increased to the following pro forma amounts:

                                                1997               1996
                                                ----               ----
Net loss                As Reported        $(2,995,347)       $(6,655,609)
                        Pro Forma           (3,336,373)        (7,334,526)

Basic and diluted       As Reported              (0.51)             (1.23)
loss per share          Pro Forma                (0.57)             (1.36)

Because the method of accounting prescribed under SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following weighted average assumptions used for grants in 1997 and 1996: risk free interest rate of 5.7% and 6.1%, respectively; expected lives of 2 years for two year options, 3 years for four year options and 4 years for five year options and ten year options; and expected volatility of 37.0% and 50.2%, respectively.

In 1997 and 1996, the Company recorded selling, general and administrative expense of $120,646 and $120,495, respectively, related to stock options granted on various dates throughout the year to non-employees of the Company. An additional $53,749 was capitalized as debt issuance costs during 1997 representing the value of 62,499 warrants issued in conjunction with obtaining the bank line of credit and issuance of the convertible debenture (See Note 8). During 1996 an additional $84,380 of compensation cost was capitalized representing the value of 26,739 stock options issued in connection with the sale leaseback transaction (See Note 7). Additionally, the Company increased its investment in NetCo Partners by $51,363 in 1997 and $102,725 in 1996 for 75,000 options granted to an outside consultant hired by NetCo Partners.

(11)  INCOME TAXES:

The Company is in a loss position for both financial and tax reporting purposes. The Company follows SFAS No. 109, "Accounting for Income Taxes" which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is "more likely than not". The primary item giving rise to such deferred tax asset is a loss carryforward of approximately $25,285,000 as a result of the operating losses incurred for the period from inception (January 22, 1993) to December 31, 1997. However, due to the uncertainty of the Company's ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to the Company's ability to utilize its loss carryforwards subject to the "ownership change" provisions of Section 382 of the U.S. Internal Revenue Code, the Company had established a valuation allowance for the full amount of the deferred tax asset in 1996. Based primarily on the transaction discussed in Note 15, which is expected to generate taxable income of approximately $4.1 million, the Company has decreased the valuation allowance by $1,407,600 in 1997. While management believes that the consummation of the transaction and future taxable operations will be sufficient in order to realize the deferred tax asset, no assurance can be given that such events will occur.

Deferred tax asset at December 31, 1997 is comprised of the following:

         Deferred tax assets:
                  Benefit of net operating loss carry forwards    $8,850,000
                  Other                                              390,000
                  Valuation allowance                             (7,832,400)
                                                                  ----------
                           Deferred tax asset                     $1,407,600
                                                                  ==========

The loss carryforwards expire as follows:

                                 2009          $      528,000
                                 2010               5,065,000
                                 2011               7,990,000
                                 2012               6,211,000
                                 2013               5,491,000
                                               --------------
                                               $   25,285,000
                                               ==============

(12)  NETCO PARTNERS:

In June 1995, the Company and C.P. Group, Inc., a company in which Tom Clancy is a 50% shareholder ("C.P. Group"), entered into an agreement to form NetCo Partners (the "NetCo Joint Venture Agreement"). NetCo Partners is engaged in the publishing and licensing of entertainment properties, including TOM CLANCY'S NETFORCE.

The Company and C.P. Group are each 50% partners in NetCo Partners. C.P. Group contributed to NetCo Partners all rights to TOM CLANCY'S NETFORCE, and the Company contributed to NetCo Partners all rights to TAD WILLIAMS' MIRRORWORLD, ARTHUR C. CLARKE'S WORLDS OF ALEXANDER, NEIL GAIMAN'S LIFERS, and ANNE MCCAFFREY'S SARABAND. Although pursuant to the NetCo Joint Venture Agreement the Company is not obligated to contribute any additional properties to NetCo Partners, the Company and C.P. Group are working together to obtain rights from third parties to additional entertainment properties for the NetCo Partners joint venture. For example, the Company and C.P. Group jointly negotiated a contract with author Cathy Cash Spellman granting to NetCo Partners all rights to CATHY CASH SPELLMAN'S MILLENNIUM.

The NetCo Joint Venture Agreement provides for an initial term (the "Development Term") of 5 years during which the partners will jointly develop the contributed properties. The Development Term may be extended by the mutual consent of the partners and shall terminate upon 30 days notice to the Company by C.P. Group should Mitchell Rubenstein cease to be Chief Executive Officer of the Company and Laurie S. Silvers cease to be the President of the Company. Upon termination of the Development Term, any undeveloped properties (excluding TOM CLANCY'S NETFORCE which will remain owned 50% by the Company and 50% by C.P. Group) are to be returned to their respective contributing partner and any properties in development or already developed are to be properties of the joint venture which shall continue until its bankruptcy, dissolution or the sale of all or substantially all its assets.

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

Through December 31, 1997, the Company has received profit distributions from NetCo Partners totalling $1,409,585 and pursuant to the NetCo Partners Joint Venture Agreement, the Company has advanced approximately $58,000 to NetCo Partners for development costs of NetCo Partners' entertainment properties. The Company also issued compensatory stock options valued at $102,725 for the benefit of NetCo Partners. The Company is entitled to reimbursement of these amounts from NetCo Partners.

NetCo Partners has signed several significant licensing agreements for TOM CLANCY'S NETFORCE. These agreements include two book licensing agreements for North American rights to a series of adult and young adult books with the Berkley Publishing Group, an agreement with ABC for production of TOM CLANCY'S NETFORCE as a television mini-series, a toy licensing agreement with Playmates Toys, Inc. for a diverse line of toys to be based on TOM CLANCY'S NETFORCE, a product placement agreement with Dodge, a division of Chrysler Corporation, for use of Dodge vehicles in the books, an audio book agreement with Random House Audio Publishing, and a licensing agreement with Headline Book Publishing Ltd. for rights to publish TOM CLANCY'S NETFORCE books in the United Kingdom. Netco Partners has also entered into a licensing agreement with HarperCollins for publication of TAD WILLIAMS' MIRRORWORLD as an illustrated novel. These contracts typically provide for payment of non-refundable advances to NetCo Partners and for additional royalties based on sales of the various products at levels in excess of the levels implicit in the non-refundable advances. NetCo Partners recognizes revenue pursuant to these contracts when the earnings process has been completed based on the terms of the various contracts. The Company records its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings of NetCo Partners. Since NetCo Partners is a partnership any income tax payable is passed through to the partners. The revenues, gross profit and net income of NetCo Partners for the fiscal years ended December 31, 1997 and 1996 are presented below:

                         1997                      1996
                         ----                      ----
Revenues               $6,551,470                $23,138
Gross Profit            5,477,625                 (6,099)
Net Income              5,404,100                 (6,099)

(13)  COMMITMENTS AND CONTINGENCIES:

       OPERATING LEASES-

The Company conducts its operations in various leased facilities, including retail locations, and under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses, including, in some instances, contingent rentals based on sales. Lease terms expire at various dates through the year 2008. Also, certain equipment used in the Company's operations is leased under operating leases. A schedule of fixed operating lease commitments at December 31, 1997 are as follows:

       1998                            $    1,443,889
       1999                                 1,184,269
       2000                                 1,081,473
       2001                                   819,976
       2002                                   561,141
       Thereafter                           1,807,535
                                       --------------
                Total                  $    6,898,283
                                       ==============

The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms. Several leases for the Company's retail mall locations contain clauses permitting and/or requiring the Company to terminate the leases at earlier specified dates without penalty in the event certain predetermined sales levels are not met. Rent expense, including equipment rentals, was $1,694,381 and $1,175,443 during 1997 and 1996 respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

       EMPLOYMENT AGREEMENTS-

Effective July 1, 1993, the Company entered into five-year employment agreements with each of Mitchell Rubenstein, to serve as Chairman of the Board and Chief Executive Officer, and Laurie Silvers, to serve as Vice Chairman of the Board and President. Mitchell Rubenstein and Laurie Silvers are also shareholders in the Company. The terms of each of the employment agreements will automatically be extended for successive one-year terms unless the Company or the executive gives written notice to the other at least 90 days prior to the then scheduled expiration date. Each of the employment agreements provides for an annual salary of $200,000 (subject to cost-of-living increases), an annual bonus of an amount determined by the Board of Directors (but not less than $25,000), and an automobile allowance of $650 per month. Each employment agreement generally provides that the executive will continue to receive his or her salary until the expiration of the terms of the employment agreements if the executive's employment is terminated by the Company for any reason other than death, disability or cause (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the executive's disability, and that the executive's estate will receive a lump-sum payment equal to one year's base salary plus a pro rata portion of any bonus to which the executive is entitled upon termination of the employment agreement by reason of the executive's death. A termination by the Company of the employment of one of the executives will constitute a termination without cause of the other executive for purposes of the employment agreements. Each employment agreement also prohibits the executive from directly or indirectly competing with the Company for one year after termination of the employment agreement for any reason except the

Company's termination of the executive's employment without cause. If a Change of Control (as defined in the employment agreements) occurs, the employment agreements provide for the continued employment of the executives until the earlier of two years following the Change of Control or the then scheduled expiration date of the term of employment. In addition, following a Change of Control, if the executive's employment is terminated by the Company other than for cause or by reason of the executive's death or disability, or by the executive for certain specified reasons (such as a reduction of the executive's compensation or diminution of the executive's duties), the executive will receive a lump-sum cash payment equal to three times the executive's then existing base salary and most recent annual bonus. Mitchell Rubenstein and Laurie Silvers each received compensation for the years ended December 31, 1997 and 1996 of $218,017 and $241,611, respectively, which is included in salaries and benefits in the accompanying consolidated statements of operations. During 1997, both Mitchell Rubenstein and Laurie Silvers waived a portion of the salary payable to them pursuant to the terms of their employment agreements.

       CONSULTING AGREEMENTS-

The Company has entered into consulting agreements, with various experts, which expire through March 2003. Under one such consulting arrangement which expired during 1997, four of the these consultants (two of which are Directors of the Company) had the option to receive either cash or stock options to purchase the Company's common stock, exercisable for nominal consideration, in consideration for services rendered. The number of shares under such options are determined based on the fair market value of the Company's common stock at the date of grant. During 1997 and 1996, each of the four consultants received stock options with a fair market value of $12,500 and $25,000, respectively, which is reflected as an addition to additional paid-in-capital in the accompanying consolidated statements of shareholders' equity. Total expenses relating to these agreements for each of the years ended December 31, 1997 and 1996 was $50,000 and $100,000, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

         SHAREHOLDER/DIRECTOR CONSULTING AGREEMENT-

The Company is obligated under a ten year consulting agreement, which expires November 2003, to pay the Chief Executive Officer of Tekno Books (who is also one of its shareholders/directors) $30,000 per year for services. The agreement can be terminated by either the Company or the shareholder/director beginning in January 1998 or under certain other conditions.

Additionally, as a result of the Company entering into a financing transaction to raise capital in excess of $1,000,000 through the sale of the Company's securities within nine months of the date of the agreement entered into as part of the acquisition of Tekno Books, this shareholder/director had the option to require the Company to purchase, at $6.00 per share, 50,000 shares of the Company's common stock. The carrying value of these shares of $300,000 was reflected as "Common Stock Subject to Redemption" in the consolidated balance sheet as of December 31, 1995. The common stock redemption option expired unexercised on June 13, 1996. Accordingly, the $300,000 was reclassified to common stock and additional paid-in capital as reflected in the consolidated balance sheet as of December 31, 1996.

         AGREEMENT WITH INVESTMENT BANKERS-

In August 1996, the Company entered into an agreement with Wasserstein Perella & Co., an investment banker, to provide financial and strategic advisory services to the Company. As consideration for services performed under this agreement, the Company paid an annual retainer fee consisting of $25,000 in cash and issued four-year warrants to purchase 35,000 shares of the Company's common stock at $5.138 per share, the then market value of the stock.

(14)      SUPPLEMENTAL DISCLOSURE OF NONCASH RELATED ACTIVITIES:

In 1996 the Company, in connection with the Sale-Leaseback, recorded property and equipment and capital lease obligations of $1,080,000, prepaid expenses of $110,785, other assets of $165,843, and deferred gain of $131,263.

In 1997 and 1996, the Company entered into capital lease transactions totaling $1,913,661 and $158,252, respectively, for equipment.

In 1997, the Company recorded dividends on Series A and B Convertible Preferred Stock in the amount of $155,630, of which $141,709 was paid through the issuance of 25,737 shares of common stock and $42,850 is accrued as dividends payable.

In 1996, the Company recorded dividends on Series A and B Convertible Preferred Stock in the amount of $106,778, of which $78,287 was paid through the issuance of 13,762 shares of common stock and $28,929 was accrued as dividends payable.

In 1996, the Company converted the $500,000 8.5% Convertible Promissory Note, plus accrued interest, into 82,947 shares of the Company's common stock at a conversion rate of $6.25 per share.

In 1996, the common stock redemption option, granted to a shareholder/director of the Company as part of the Tekno Books acquisition, expired unexercised and was reclassified from "Common Stock Subject to Redemption" to $500 of common stock and $299,500 of additional paid-in capital.

In 1997, the intrinsic value of the conversion feature of the $650,000 convertible debenture was calculated at $215,500 and recorded as additional paid-in capital.

In 1997, a franchise fee receivable of $350,000 and deferred revenue of $350,000 were offset.

(15)      SUBSEQUENT EVENT:

In March 1998, the Company, C.P. Group, and Dr. Martin H. Greenberg, CEO of Tekno Books and a director of the Company, agreed to contribute certain assets to a newly formed entity, Huge Entertainment LLC ("Huge Entertainment"), in exchange for equity ownership and an aggregate of $8 million in promissory notes from Huge Entertainment. In exchange for 51.75% of the equity of Huge Entertainment and a promissory note in the amount of $4,140,000, the Company is contributing (i) 100% of the intellectual properties presently owned by the Company, (ii) the Company's 50% ownership interest in NetCo Partners, and (iii) the Company's 51% interest in Tekno Books. In exchange for 46.05% of the equity of Huge Entertainment and a promissory note in the amount of $3,684,000, C.P. Group is contributing (i) its 50% ownership interst in NetCo Partners, and (ii) two additional intellectual properties created by Tom Clancy - TOM CLANCY'S CYBERNATION and TOM CLANCY'S TOP SECRET. In exchange for 2.20% of the equity in Huge Entertainment and a promissory note in the amount of $176,000, Dr. Martin
H. Greenberg is contributing a

24.5% ownership interest in Tekno Books. The formation of Huge Entertainment has been approved by the Company's Board of Directors.

The promissory notes bear interest at the Citibank, N.A. prime rate and mature in seven years. Any payments on the notes will be made pro rata to all note holders. The notes provide for optional prepayment without penalty and mandatory prepayment (except in certain limited circumstances) in the event of an initial public offering or other issuance of equity by Huge Entertainment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

          NAME                 AGE                    POSITION
          ----                 ---                    --------
Mitchell Rubenstein(1)......    44       Chairman and Chief Executive Officer

Laurie S. Silvers(2)........    46       Vice Chairman, President, and Secretary

Dr. Martin H. Greenberg.....    57       Chief Executive Officer of Tekno Books
                                         and Director

Andrew S. Bailen............    41       Executive Vice President and Chief
                                         Operating Officer-Retail Division

Marci L. Yunes..............    39       Chief Financial Officer

Harry T. Hoffman(1)(2)......    70       Director

Dr. Lawrence Gould(1)(2)....    67       Director

E. Donald Lass..............    60       Director

Jules L. Plangere, Jr.......    77       Director

Deborah J. Simon............    41       Director

(1)   Member of the Compensation and Stock Option Committees.
(2)   Member of the Audit Committee.

         MITCHELL RUBENSTEIN is a founder of the Company and has served as its Chairman of the Board and Chief Executive Officer since its inception in January 1993. Mr. Rubenstein was a founder of the Sci-Fi Channel, a 24-hour national cable television network devoted to science fiction, fantasy and horror programming, which was acquired from Mr. Rubenstein and Laurie S. Silvers by USA Network in March 1992. Mr. Rubenstein served as President of the Sci-Fi Channel from January 1989 to March 1992 and served as Co-Vice Chairman of the Sci-Fi Channel from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Mr. Rubenstein practiced law for 10 years, including as a partner with Rubenstein & Silvers, a law firm that specialized in entertainment, cable television and broadcasting law, from 1981 to 1989. Mr. Rubenstein also co-owned and served as an executive officer of several cable television systems

(including Flagship Cable Partners, which owned a cable television system serving Boynton Beach and portions of Palm Beach County, Florida) from 1983 to 1989. Mr. Rubenstein received a J.D. degree from the University of Virginia School of Law in 1977 and a Masters in Tax Law from New York University School of Law in 1979. Together with Ms. Silvers, Mr. Rubenstein was named Co-Business Person of the Year, City of Boca Raton, Florida, in 1992. Mr. Rubenstein is married to Laurie S. Silvers.

         LAURIE S. SILVERS is a founder of the Company and has served as its Vice Chairman, President and Secretary since its inception in January 1993. Ms. Silvers was a founder of the Sci-Fi Channel, of which she served as Chief Executive Officer from January 1989 to March 1992 and Co-Vice Chairman from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Ms. Silvers practiced law for 10 years, including as a partner with Rubenstein & Silvers, a law firm that specialized in entertainment, cable television and broadcasting law, from 1981 to 1989. Ms. Silvers also co-owned and served as an executive officer of several cable television systems (including Flagship Cable Partners, which owned a cable television system serving Boynton Beach and portions of Palm Beach County, Florida) from 1983 to 1989 and co-owned a television station from 1990 to 1991. Ms. Silvers received a J.D. degree from University of Miami School of Law in 1977. Ms. Silvers has also served on the Board of Directors of the Pine Crest Preparatory School, Inc. since 1993. She has been a member of the Pine Crest Preparatory School, Inc. Board of Advisors (Boca Raton Campus) since 1987, and served as its Chairman from 1995 through 1997. Ms. Silvers has served as a member of the executive advisory board of the School of Business of Florida Atlantic University, and has been a member of the Economic Council of Palm Beach County since 1995. Together with Mr. Rubenstein, Ms. Silvers was voted Co-Business Person of the Year, City of Boca Raton, Florida, in 1992, and has been an invited speaker at various business symposiums, including one held at Harvard Business School. Ms. Silvers is married to Mitchell Rubenstein.

         DR. MARTIN H. GREENBERG has served as a director of the Company since July 1993, and as a consultant to the Company since February 1993. Since December 1994, Dr. Greenberg has served as Chief Executive Officer of Tekno Books, 51% of which is owned by the Company and 49% of which is owned by Dr. Greenberg. Dr. Greenberg was President and a principal shareholder of Tomorrow, Inc., a company engaged in book licensing and packaging, from 1990 until its acquisition by the Company in 1994. See "Certain Relationships and Related Transactions -- Tekno Books Acquisition." Dr. Greenberg is also co-publisher of MYSTERY SCENE MAGAZINE, a mystery genre trade journal of which the Company owns a majority interest. Dr. Greenberg is widely regarded as the leading anthologist in trade publishing, and has served as editor or author of more than 700 books in various genre, including science fiction, fantasy, mystery and adventure. Dr. Greenberg also is the 1995 recipient of the Ellery Queen Award, presented by the Mystery Writers of America for Lifetime Achievement. Dr. Greenberg is a former Dean of Political Science at the University of Wisconsin - Green Bay.

         ANDREW S. BAILEN joined the Company in February 1998 to serve as Executive Vice President and Chief Operating Officer - Retail Division. From 1995 through 1997, Mr. Bailen was employed by Blockbuster Entertainment Group where he held various positions including Senior Vice President - General Merchandise Manager. From 1988 through 1994, Mr. Bailen was employed by Greenman Brothers, Inc. Greenman Brothers owned Play World Toys, where Mr. Bailen held various positions from 1991 through 1994, including the position of President, and Circus World Toys, where Mr. Bailen served as Vice President from 1988 through 1990. From 1978 through 1987, Mr. Bailen held various positions at KayBee Toy Stores, Inc. Mr. Bailen graduated from Adelphi University in 1978.

         MARCI L. YUNES joined the Company in August 1997 as its Chief Financial Officer. From 1994 through 1997, Ms. Yunes served as Vice President and Chief Financial Officer for Farm Stores, a 200-unit convenience store chain. From 1988 through 1994, Ms. Yunes was Vice President and Treasurer of Pueblo Xtra International, Inc., an international supermarket and video store chain. Ms. Yunes began her career as an auditor with Deloitte Haskins & Sells (now Deloitte & Touche). She is a Certified Public Accountant and she holds a Masters in Business Administration from Florida Atlantic University (1992) and a Bachelors Degree in Accounting from the University of Florida (1979).

         DR. LAWRENCE GOULD has served as a director of the Company since July 1993. Dr. Gould served as an executive officer of M/A-COM, Inc., then a New York Stock Exchange listed company engaged in the manufacture of electronic components for the defense industry, from 1962 to 1982, including as Chief Executive Officer (1975 to 1982), President (1969 to 1975) and Executive Vice President and Chief Operating Officer (1962 to 1969); he also served as Chairman of the Board of M/A-COM, Inc. from 1978 to 1982 and as a consultant to that company from 1982 to 1990. Dr. Gould's primary business activities since 1990 have been as Chairman of the Board and principal of several private companies, including Gould Enterprises, Inc. (resort development) and Point Sebago Enterprises, Inc. (management of the Point Sebago, Maine resort), since 1974, and as Chairman of the Board of Point Sebago Camp Sunshine, Inc., a not-for-profit corporation, (a respite for families with a critically ill child) since 1985.

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

         E. DONALD LASS has served as a director of the Company since July 1993. In October 1997, he sold his family interest in New Jersey Press, Inc., which owned two daily newspapers in New Jersey (the ASBURY PARK PRESS, the state's second largest newspaper, and THE HOME NEWS & TRIBUNE). Prior to the sale, Mr. Lass served as publisher of both newspapers and, since 1991, served as President and Chief Executive Officer of New Jersey Press, Inc. The broadcasting assets owned by New Jersey Press, Inc. - three radio stations in New Jersey and a television station in Orlando, Florida - were split off into a new entity named Press Communications. Mr. Lass is an investor in the broadcasting properties and intends to invest in additional entertainment/media properties through the Lass Family Trust. Mr. Lass is a graduate of Lafayette College (1960) and the Columbia University Graduate School of Journalism (1961).

         JULES L. PLANGERE, JR. has served as a director of the Company since July 1993. Mr. Plangere is the former Chairman of the Board of New Jersey Press, Inc. and its two subsidiary companies, Asbury Park Press, Inc. and Press Broadcasting Co. Mr. Plangere held various positions in his 50-year career, including Production Manager from 1954 to 1974, President and General Manager from 1974 to 1977, and Publisher and Chief Executive Officer from 1977 to 1991. In addition, Mr. Plangere is a former member of the Board of Directors of the New Jersey State Chamber of Commerce, a former member of the Board of Directors of New Jersey Bell Telephone Co., the former Chairman of the Board of Trustees of Monmouth University and a present Life Trustee, and the former President of the New Jersey Press Association.

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

         Pursuant to the Simon Stock Purchase Agreement, Tekno Simon, an affiliate of the Simon Property Group, has the right to designate one nominee to the Company's Board of Directors until such time as Tekno Simon holds less than 25% of the sum of (i) the shares of Series A Preferred Stock and Series B Preferred Stock purchased pursuant to the Simon Stock Purchase Agreement (or shares of Common Stock issued or issuable upon conversion thereof) and (ii) the shares of Common Stock purchased by Tekno Simon in the Company's August 1995 private offering. Certain principal shareholders of the Company, including Mitchell Rubenstein, Laurie S. Silvers, and Dr. Martin H. Greenberg, have agreed to vote their shares of Common Stock in favor of the election of Tekno Simon's nominee to the Board of Directors. Tekno Simon's current nominee on the Board of Directors is Deborah J. Simon. See "Certain Relationships and Related Transactions -- Preferred Stock Investment by Tekno Simon."

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners for the year ended December 31, 1997 have been complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         SUMMARY COMPENSATION TABLE. The following table sets forth the aggregate compensation paid in 1997, 1996 and 1995 to the Chief Executive Officer and the President, the only executive officers of the Company whose total annual salary and bonus during 1997 exceeded $100,000. The Chief Executive Officer and the President are sometimes referred to herein as the "Named Executive Officers".

                                                                                   LONG-TERM
                                                                                  COMPENSATION
                                              ANNUAL COMPENSATION                    AWARDS
                                ----------------------------------------------    ------------
                                                                     OTHER           SHARES
                                                                     ANNUAL        UNDERLYING
                                           SALARY       BONUS     COMPENSATION    OPTIONS/SARS
NAME AND PRINCIPAL POSITION     YEAR         ($)         ($)          ($)             (#)
---------------------------     ----      -------       ------    ------------    ------------
Mitchell Rubenstein,            1997      185,217       25,000       7,800(1)       37,500(2)
Chief Executive Officer         1996      208,811       25,000       7,800(1)       75,000(2)
                                1995      199,200       25,000       7,800(1)       72,500(2)

Laurie S. Silvers,              1997      185,217       25,000       7,800(1)       37,500(2)
President                       1996      208,811       25,000       7,800(1)       75,000(2)
                                1995      199,200       25,000       7,800(1)       72,500(2)

----------
(1) Represents a car allowance paid to the Named Executive Officer.
(2) Represents options granted under the Company's 1993 Stock Option Plan (the "1993 Plan").

         EMPLOYMENT AGREEMENTS. Effective July 1, 1993, the Company entered into five-year employment agreements with each of Mitchell Rubenstein, the Company's Chairman and Chief Executive Officer, and Laurie S. Silvers, the Company's Vice Chairman and President. The terms of each of the employment agreements are automatically extended for successive one-year terms unless the Company or the Named Executive Officer gives written notice to the other at least 90 days prior to the then-scheduled expiration date. Each of the employment agreements provides for an annual salary currently set at $230,000 (subject to automatic cost-of-living increases), an annual bonus in an amount determined by the Board of Directors (but not less than $25,000) and an automobile allowance of $650 per month. During 1997 the Named Executive Officers elected to waive a portion of their base salary.

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

         OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 1997 to each of the Named Executive Officers:

                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                       --------------------------------------------------------------
                         NUMBER OF
                        SECURITIES       % OF TOTAL
                        UNDERLYING     OPTIONS GRANTED      EXERCISE
                          OPTIONS      TO EMPLOYEES IN       OR BASE       EXPIRATION
      NAME             GRANTED(#)(1)     FISCAL YEAR     PRICE ($/SHARE)      DATE
-------------------    -------------   ---------------   ---------------   ----------
Mitchell Rubenstein       37,500             21%             $5.938         10/01/07

Laurie Silvers            37,500             21%             $5.938         10/01/07

----------
(1) Represents options granted under the 1993 Plan. Such options become fully exercisable after April 1, 1998.

         STOCK OPTIONS HELD AT END OF 1997. The following table indicates the total number and value of exercisable and unexercisable stock options held by each Named Executive Officer as of December 31, 1997. No options were exercised by the Named Executive Officers during the year ended December 31, 1997.

                              NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                             UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                           OPTIONS AT FISCAL YEAR END           AT FISCAL YEAR END(1)
                         -----------------------------     -----------------------------
       NAME              EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-------------------      -----------     -------------     -----------     -------------
Mitchell Rubenstein        111,250           73,750           $   -           $ 14,044
Laurie S. Silvers          111,250           73,750           $   -           $ 14,044

         LONG-TERM INCENTIVE AND PENSION PLANS. The Company does not have any long-term incentive or pension plans.

         COMPENSATION OF DIRECTORS. Directors of the Company who are neither employees nor consultants ("non-employee directors") are compensated at the rate of $1,000 for each meeting of the Board of Directors attended, and all directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings. The Company has established for the non-employee directors the Director's Stock Option Plan (the "Directors Plan"), which provides for automatic grants to each non-employee director of options to purchase shares of Common Stock having a market value at the time of grant equal to $25,000 (i) upon a person's election as a director and (ii) each year thereafter upon such person's reelection as a director of the Company, in both instances at an exercise price equal to the fair market value of the Common Stock on the date of the grant. A total of 50,000 shares of Common Stock have been reserved for issuance upon exercise of options granted under the Directors Plan. Options to issue 49,999 shares of common stock have been issued under the Directors Plan. The Company intends to request approval from its shareholders to increase the number of shares reserved for issuance under the Directors Plan at its next shareholders meeting. Pending shareholder approval, additional options will be granted to the directors to compensate for the shortfall in the number of options granted following their reelection as directors in 1997. Options granted under the Directors Plan become exercisable six months after the date of grant and expire five years after the date of grant. The Board of Directors, in its discretion, may cancel all options granted under the Directors Plan that remain unexercised on the date of consummation of certain corporate transactions described in the Directors Plan. The Directors Plan will terminate in July 2003 unless sooner terminated under the provisions thereof. As of March 19, 1998, options to purchase shares of Common Stock have been issued to the Company's current directors under the Directors Plan as follows:

                               NUMBER OF
                            SHARES SUBJECT     EXERCISE                  EXPIRATION
    NAME OF DIRECTOR          TO OPTIONS         PRICE     GRANT DATE       DATE
------------------------    --------------     --------    ----------    ----------
Dr. Lawrence Gould               3,125           $8.00       11/1/93       11/1/03
                                 4,762           $5.25       8/23/96       8/23/01
                                 4,107           $5.13        3/2/98        3/2/03

Harry T. Hoffman                 3,125           $8.00       11/1/93       11/1/03
                                 4,762           $5.25       8/23/96       8/23/01
                                 4,107           $5.13        3/2/98        3/2/03

E. Donald Lass                   4,107           $5.13        3/2/98        3/2/03


Jules L. Plangere, Jr.           4,107           $5.13        3/2/98        3/2/03


Deborah J. Simon                 4,166           $6.00       11/8/95       11/8/05
                                 4,762           $5.25       8/23/96       8/23/01
                                 4,107           $5.13        3/2/98        3/2/03

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

         Except for certain options granted pursuant to the consulting agreements (see "Certain Relationships and Related Transactions -- Consulting Agreements"), the exercise price of all options granted under the 1993 Plan will not be less than 85% of fair market value of Common Stock on the date of grant.

         As of March 19, 1998, options to purchase 983,444 shares of Common Stock were outstanding under the 1993 Plan.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. All compensation decisions during 1997 were made by the Compensation Committee, which consisted of Mitchell Rubenstein and two independent directors, Harry T. Hoffman and Dr. Lawrence Gould. No changes to the compensation of either of the Named Executive Officers were made in 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 19, 1998 by (i) each of the shareholders of the Company who owns more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Named Executive Officers of the Company, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that all beneficial owners named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

                                                                                PERCENTAGE OF
NAME AND ADDRESS OF                                         NUMBER OF SHARES     BENEFICIAL
BENEFICIAL OWNER(1)                                        BENEFICIALLY OWNED     OWNERSHIP
--------------------------------------------------------   ------------------   -------------
Mitchell Rubenstein(2)..................................        2,011,255           27.8%
Laurie S. Silvers(2)....................................        2,011,255           27.8%
Gannett Co., Inc.(3)....................................          758,229           10.8%
Tekno Simon, LLC(4).....................................          539,961            7.4%
State of Wisconsin Investment Board......................         400,000            5.8%
Dr. Martin H. Greenberg(5)..............................          263,762            3.8%
Harry T. Hoffman(6).....................................            7,887               *
Dr. Lawrence Gould(6)...................................            7,887               *
Jules L. Plangere, Jr.(6)...............................           11,764               *
E. Donald Lass(6).......................................           11,764               *
Deborah J. Simon(6)(7)..................................            8,928               *
All directors and executive officers of the Company
  as a group (ten persons)(7)(8)........................        2,326,747           31.8%

----------
 *     Less than 1%

(1) Except as noted in this footnote, the address of each beneficial owner is in care of the Company at 2255 Glades Road, Suite 237 West, Boca Raton, Florida 33431. The business address of Gannett Co., Inc. is 1100 Wilson Boulevard, Arlington, VA 22234. The business address of Tekno Simon, LLC is 115 W. Washington Street, Indianapolis, Indiana 46204. The business address of the State of Wisconsin Investment Board is P.O. Box 7842, Madison, WI 53707.

(2) All such shares owned by Mr. Rubenstein and Ms. Silvers are held by them as tenants by the entirety. Includes an aggregate of 297,500 shares of Common Stock issuable pursuant to stock options granted to Mr. Rubenstein and Ms. Silvers that are currently exercisable or are exercisable within 60 days of the date above.

(3) Includes 100,000 shares of Common Stock issuable pursuant to currently exercisable stock options.

(4) Includes 217,600 shares of Series A Preferred Stock and 122,846 shares of Series B Preferred Stock. The Series A Preferred Stock and Series B Preferred Stock vote together with the Common Stock as a single class (except as required by law), with the Series A Preferred Stock and Series B Preferred Stock having one vote per share.

(5) Includes (i) 91,667 shares of Common Stock owned by Dr. Greenberg's spouse, and (ii) 30,278 shares of Common Stock issuable pursuant to currently exercisable stock options.

(6) Represents shares of Common Stock issuable pursuant to currently exercisable stock options.

(7) Does not include the shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock owned by Tekno Simon, LLC, with respect to which Ms. Simon disclaims beneficial ownership. Tekno Simon is controlled by Melvin Simon, Deborah J. Simon's father.

(8) Includes 376,008 shares of Common Stock issuable pursuant to options that are currently exercisable or are exercisable within 60 days of the date above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ORGANIZATION OF THE COMPANY

         The Company was incorporated on January 22, 1993 by Mitchell Rubenstein and Laurie S. Silvers, whose initial capital contribution for the 1,969,192 shares of Common Stock issued to them as tenants by the entirety was $50,000. Mr. Rubenstein and Ms. Silvers also purchased an additional 25,000 shares of Common Stock in the Company's initial public offering (the "IPO") for $200,000.

         In 1993, the Company sold to Dr. Martin H. Greenberg, a director of the Company, James R. Fisher and Louis Taylor, 30,881, 10,808 and 10,294 shares of Common Stock, respectively, for aggregate purchase prices of $100,000, $35,000 and $50,000, respectively. The Company's subscription agreements with Dr. Greenberg and Messrs. Fisher and Taylor provided that in the event the Company issued shares in an initial public offering for less than a certain price, the Company would issue them, for no additional consideration, a certain number of additional shares based on the public offering price per share. Pursuant to their respective subscription agreements, upon consummation of the IPO, the Company issued to Dr. Greenberg and Mr. Taylor an additional 6,619 and 8,456 shares of Common Stock, respectively, and did not issue any additional shares of Common Stock to Mr. Fisher.

         The Company's subscription agreements with Mitchell Rubenstein and Laurie S. Silvers, Dr. Martin H. Greenberg, James R. Fisher and Louis Taylor grant each of such persons certain "piggyback" registration rights under the Securities Act for the shares issued to them pursuant to such agreements. Pursuant to such registration rights, each of these individuals is entitled, subject to certain exceptions, to have all or part of their shares of the Company's common stock included, at the Company's expense, in any registration statement filed by the Company under the Securities Act of 1933, as amended (the "Securities Act").

GANNETT CO., INC./ASBURY PARK PRESS

         In July 1993, the Company and Asbury Park Press entered into a stock purchase agreement pursuant to which Asbury Park Press acquired an aggregate of 400,000 shares of Common Stock for $1,250,000, $1,000,000 of which was payable in cash installments and $250,000 of which was payable in the form of services rendered at the Company's request anytime during the three years following the date of the agreement. The Company has granted to Asbury Park Press certain "piggyback" registration rights under the Securities Act for the shares of Common Stock purchased by it from the Company.

         In July 1993, Mitchell Rubenstein and Laurie S. Silvers entered into a stock option agreement with Asbury Park Press, at the request of Asbury Park Press, pursuant to which they granted Asbury Park Press a two-year option to purchase a number of shares of Common Stock equal to 2.5% of the total number of shares of the Company's common stock outstanding from time to time from them for an exercise price of $250,000. In January 1995, Asbury Park Press exercised the option and purchased 98,229 shares of Common Stock from Mr. Rubenstein and Ms. Silvers. Asbury Park Press has no further rights to purchase additional shares of Common stock from Mr. Rubenstein and Ms. Silvers.

         In July 1995, the Company granted Asbury Park Press an option to purchase 100,000 shares of Common Stock at a price of $6.13 per share (the "Asbury Option"). The Asbury Option is exercisable until July 2000. In October 1997, Gannett Co., Inc. ("Gannett") acquired 100% of the outstanding stock of Asbury Park Press. The Company currently has no other outstanding agreements with Gannett, or its wholly-owned subsidiary Asbury Park Press.

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

         The Tekno Books Acquisition was effected through the following transactions: (i) a newly formed subsidiary of the Company merged with Tomorrow, Inc., whereupon Dr. Greenberg and his wife, Rosalind Greenberg, the sole shareholders of Tomorrow, Inc., received an aggregate of 183,334 shares of Common Stock in exchange for their shares; (ii) following the merger, Tomorrow, Inc. (which was then a wholly-owned subsidiary of the Company) and Dr. Greenberg formed a partnership ("Tekno Books"), to which Tomorrow, Inc. contributed all of its assets in exchange for a 34.375% interest and Dr. Greenberg contributed substantially all of his rights, including royalties and other income, to market, sell and distribute books, magazines and other publications packaged, printed, produced, published and/or otherwise created by him or pursuant to any contract between him and any author or collaborator in exchange for a 65.625% interest; and (iii) the Company purchased from Dr. Greenberg a 16.625% interest in Tekno Books for $500,000 cash. The Company also agreed to repurchase up to 50,000 of the shares of Common Stock issued to Dr. Greenberg and his wife in the Tekno Books Acquisition at a price of $6.00 per share if either (i) the Company raised in excess of $1,000,000 in capital through the sale of its securities prior to September 9, 1995 and they so elect, or (ii) they otherwise request the Company to do so at certain times prior to May 1996. The Greenbergs did not exercise such rights and such rights have expired.

CONSULTING AGREEMENTS

         In February 1993, the Company entered into a consulting agreement with Dr. Martin H. Greenberg pursuant to which Dr. Greenberg agreed to render advisory and consulting services to the Company, including identifying best-selling authors to create characters for the Company and negotiating agreements with such authors, arranging for the publication of prose novels and anthologies for children and adults based on the Company's characters, and attending trade shows and conventions on the Company's behalf. The consulting agreement will expire in November 2003, unless terminated earlier, which termination may only take place under certain conditions. Pursuant to the consulting agreement, in November 1993 Dr. Greenberg began receiving consulting fees of $30,000 per year and was granted purchase 6,250 shares of Common Stock at an exercise price of $8.00 per share. In connection with the Tekno Books Acquisition, the consulting agreement was amended on December 9, 1994 (i) to provide that Dr. Greenberg will have the exclusive right to package novelizations based on the Company's entertainment properties, and (ii) in lieu of future annual stock option grants to which Dr. Greenberg was entitled under the original agreement, to grant Dr. Greenberg options to purchase 17,778 shares of Common Stock at an exercise price of $8.4375 per share.

         In July 1993, the Company entered into consulting agreements with each of Messrs. Jules L. Plangere, Jr., E. Donald Lass, Robert E. McAllan and Alfred
D. Colantoni (individually, a "Consultant" and collectively, the "Consultants"), pursuant to which each Consultant agreed, in his individual capacity, to render advisory and consulting services to the Company with respect to the publishing, communications and printing industries. Throughout the term of these consulting agreements, each of the consultants was an executive officer of Asbury Park Press, and Messrs. Plangere and Lass served as directors of the Company. In consideration for their services, each Consultant receives at the end of each six-month period during the term of the agreements $12,500, at the option of the Consultant, in cash or in stock options exercisable for nominal consideration, to purchase a number of shares of Common Stock having a market value at the time of payment equal to $12,500. The consulting agreements were scheduled to expire in July 1995. In May 1995, the Company extended the term of the consulting agreements for a two-year period, provided that all subsequent compensation thereunder shall be payable solely in stock options. As of the date hereof, the consulting agreements have expired and have not been renewed by mutual agreement of the parties.

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

INVESTMENTS BY AFFILIATE OF SIMON-DEBARTOLO GROUP

         To facilitate expansion of its entertainment division, the Company established a long-term relationship with the largest U.S. shopping mall developer, the Simon-DeBartolo Group (formerly known as the Simon Property Group), and its Co-Chairman, Melvin Simon. Tekno Simon, an affiliate of Mr. Simon, initially invested $1,000,000 in shares of the Company's Common Stock in the Company's August 1995 private placement. See "August 1995 Private Offering," above. Additionally, pursuant to the Simon Stock Purchase Agreement entered into in November 1995 and amended in October 1996, Tekno Simon has also invested a total of $2,000,000. Of such investment, $1,360,000 was used to acquire 217,600 shares of Company's Series A Preferred Stock to fund the costs of developing 17 Entertainment Super/bullet/Kiosks, and $640,000 was used to acquire 122,846 shares of the Company's Series B Preferred Stock to fund the costs of developing eight additional kiosks.

         The Series A Preferred Stock has a stated value of $6.25 per share and accrues non-cash dividends, payable quarterly in shares of Common Stock based on prevailing market prices for the Common Stock. The dividends accrue on the stated value of the outstanding shares of the Series A Preferred Stock at a variable rate equal to a specified bank prime rate (8. 5% as of the date hereof). During the two-year period commencing on November 28, 1995, the Series A Preferred Stock was convertible at the option of the holder into shares of Common Stock on a one-for-one basis. This conversion option was not exercised. The Series A Preferred Stock is redeemable at any time after November 28, 1997 at the Company's option for $7.1875 per share in cash. Except as otherwise required by law, the holders of the Series A Preferred Stock will be entitled to vote together with the holders of Common Stock on all matters, with each share of Series A Preferred Stock having one vote. The Series A Preferred Stock will have a liquidation preference of $7.1825 per share over the Common Stock. The holders of the Series A Preferred Stock have certain demand and "piggyback" registration rights to have such shares and the shares of Common Stock issued upon conversion thereof or as dividends thereunder registered by the Company for sale by such holders under the Securities Act.

         The terms of the Series B Preferred Stock are identical to those of the Series A Preferred Stock, except the Series B Preferred Stock contains a purchase price adjustment provision, based on the market price of the Common Stock at the time of each funding. The series B Preferred stock has a stated value of $5.21, after giving effect to the purchase price adjustment provision.

         Pursuant to the Simon Stock Purchase Agreement, Tekno Simon has the right to designate one nominee to the Company's Board of Directors until such time as Tekno Simon holds less than 25% of the sum of (i) the shares of Series A Preferred Stock purchased pursuant to the stock purchase agreement (or shares of Common Stock issued or issuable upon conversion thereof), and (ii) the shares of Common Stock purchased by Tekno Simon in the Company's August 1995 private offering. Certain principal shareholders of the Company, including Mitchell Rubenstein, Laurie S. Silvers and Dr. Martin H. Greenberg, have agreed to vote their shares of Common Stock in favor of the election of Tekno Simon's nominee to the Board of Directors. Tekno Simon's current nominee on the Board of Directors is Deborah J. Simon.

         The Simon-DeBartolo Group and other affiliates of Tekno Simon are party to various leases with the Company for certain of the Company's Entertainment Super/bullet/Kiosks and its mini in-line store at the Mall of America. The Company is also a party to numerous leases with other major mall developers that are not affiliates of Tekno Simon, as the Company is under no obligation to enter into leases exclusively with the Simon-DeBartolo Group and other affiliates of Tekno Simon.

LINE OF CREDIT

         Pursuant to a promissory note, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President extended to the Company a $1.1 million unsecured line of credit facility providing for interest only payments calculated at the JP Morgan Bank prime rate of interest; prepayable at any time without penalty by the Company; and payable on demand of the holders. The outstanding balance under this line of credit was $85,000 at December 31, 1997 and $913,500 at March 19, 1998.

APPROVAL OF AFFILIATED TRANSACTIONS

         All existing transactions between the Company and its directors, executive officers and principal shareholders are and all such future transactions will be on terms no less favorable than could be obtained from unaffiliated third parties and have been and will be approved by a majority of the independent, disinterested directors of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A)     EXHIBITS:

                                                                                                   PAGE NUMBER OR
                                                                                                   INCORPORATED BY
EXHIBIT          DESCRIPTION                                                                       REFERENCE FROM
-------          -----------                                                                       --------------
  3.1            Amended and Restated Articles of Incorporation                                          (8)

  3.2            Bylaws                                                                                  (2)

  4.1            Form of Common Stock Certificate                                                        (2)

  4.2            Rights Agreement dated as of August 23, 1996 between the Company and                    (3)
                 American Stock Transfer & Trust Company, as Rights Agent

 10.1            Executive Compensation Plans and Arrangements
                 (a)   Employment Agreement between the Company and Mitchell Rubenstein                (1)(2)
                 (b)   Employment Agreement between the Company and Laurie S. Silvers                  (1)(2)
                 (c)   1993 Stock Option Plan                                                          (1)(2)
                 (d)   Directors Stock Option Plan                                                     (1)(2)
                 (e)   Promissory Note dated March 18, 1997 between the Company as                       (9)
                       borrower and Mitchell Rubenstein and Laurie S. Silvers as lenders.

 10.2            Form of Indemnification Agreement between the Company and each of its                 (1)(2)
                 Directors and Officers

 10.3            Consulting Agreement dated February 7, 1993, between the Company and                    (2)
                 Dr. Martin H. Greenberg, and Amendment dated as of July 14, 1993

 10.4            Form of Consulting Agreement between the Company and each of Jules L.                 (1)(2)
                 Plangere, Jr., E. Donald Lass, Robert E. McAllan and Alfred D. Colantoni


 10.5            Sublease and Assignment Agreement dated June 1, 1993, between Titan I                   (2)
                 Corp. and the Company

 10.6            Form of Agreement between the Company and authors                                       (2)

 10.7            Amendment No. 2 to Consulting Agreement, between the Company and                      (1)(4)
                 Martin H. Greenberg

 10.8            Agreement dated April 24, 1995 with Warner Books                                        (5)

 10.9            Agreement dated April 27, 1995 with Miramax Films                                       (5)

 10.10           Netco Partners Joint Venture Agreement dated June 29, 1995 with C.P.                    (5)
                 Group, Inc.

 10.11           Preferred Stock Purchase Agreement dated November 8, 1995 between the                   (6)
                 Company and Tekno Simon LLC

 10.12           Registration Rights Agreement dated November 8, 1995 with Tekno Simon,                  (6)
                 LLC

 10.13           Voting Agreement dated November 8, 1995 with Tekno Simon, LLC                           (6)

 10.14           Franchise Agreement with Martin Ergas                                                   (7)

 10.15           Amendment to Franchise Agreement with Martin Ergas                                       *

 10.16           Master Equipment Lease Agreement with Financing for Science                             (7)
                 International, Inc.

 10.17           Agreement dated February 22, 1996 with Alliance Communications                          (7)

 10.18           Amendment dated as of October 15, 1996 to Preferred Stock Purchase                      (8)
                 Agreement dated November 8, 1995

 10.19           Preferred Stock Purchase  Agreement dated as of December 20, 1996 between               (8)
                 the Company and Auric Partners Limited

 10.20           Promissory Note dated March 18, 1997 between the Company as borrower and                (9)
                 Mitchell Rubenstein and Laurie S. Silvers as Lender

 10.21           Master Agreement of Terms and Conditions for Lease dated as of November                  *
                 13, 1997 between TLP Leasing Programs, Inc. and


                 Big Entertainment, Inc.

 10.22           Master Equipment Lease Agreement No. 0039 Dated October 20, 1997 between                 *
                 Big Entertainment, Inc. and Phoenix Leasing Incorporated.

 10.23           Loan and Security Agreement dated as of December 30, 1997 between                       (10)
                 BankBoston Retail Finance Inc. and Tekno Comix, Inc.

 10.24           Master Note dated December 30, 1997 between Tekno Comix, Inc., as                       (10)
                 Borrower, and BankBoston Retail Finance Inc., as Lender

 10.25           Unlimited Guaranty dated December 30, 1997 between Big Entertainment,                   (10)
                 Inc. and BankBoston Retail Finance Inc.

 10.26           First Amendment to Preferred Stock Purchase Agreement dated as of                        *
                 February 17, 1998 between the Company and Auric Partners Limited.

 21.1            Subsidiaries of the Company.                                                             *

 23.1            Consent of Arthur Andersen LLP.                                                          *

 27.1            Financial Data Schedule (for SEC use only).                                              *

----------
 *   Filed as an exhibit to this Form 10-KSB.

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

(8) Incorporated by reference from the exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(9) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 1997.

(10) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form S-3 (No. 333-38219).

         (B)      REPORTS ON FORM 8-K:

                  None

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BIG ENTERTAINMENT, INC.

Date:  March 31, 1998         By:/S/ MITCHELL RUBENSTEIN
                                 --------------------------------------------
                                 Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer (Principal executive officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  March 31, 1998         /S/ MITCHELL RUBENSTEIN
                              -----------------------------------------------
                              Mitchell Rubenstein, Chairman of the Board and
                              Chief Executive Officer

Date:  March 31, 1998         /S/ MARCI L. YUNES
                              -----------------------------------------------
                              Marci L. Yunes, Chief Financial Officer
                              (Principal financial and accounting officer)

Date:  March 31, 1998         /S/ LAURIE S. SILVERS
                              -----------------------------------------------
                              Laurie S. Silvers, Vice Chairman of the Board,
                              President and Secretary

Date:  March 31, 1998         /S/ MARTIN H. GREENBERG
                              -----------------------------------------------
                              Martin H. Greenberg, Director

Date:  March 31, 1998         /S/ HARRY T. HOFFMAN
                              -----------------------------------------------
                              Harry T. Hoffman, Director

Date:  March 31, 1998         /S/LAWRENCE GOULD
                              -----------------------------------------------
                              Lawrence Gould, Director

Date:  March 31, 1998         /S/ JULES L. PLANGERE, JR.
                              -----------------------------------------------
                              Jules L. Plangere, Jr., Director

Date:  March 31, 1998         /S/ E. DONALD LASS
                              -----------------------------------------------
                              E. Donald Lass, Director

Date:  March 31, 1998         /S/ DEBORAH J. SIMON
                              -----------------------------------------------
                              Deborah J. Simon, Director

                                  EXHIBIT INDEX

EXHIBIT          DESCRIPTION


10.15            Amendment to Franchise Agreement with Martin Ergas

10.21 Master Agreement of Terms and Conditions for Lease dated as of November 13, 1997 between TLP Leasing Programs, Inc.

10.22 Master Equipment Lease Agreement No. 0039 dated October 20, 1997 between Big Entertainment, Inc. and Phoenix Leasing Incorporated.

10.26 First Amendment to Preferred Stock Purchase Agreement dated as of February 17, 1998 between the Company and Auric Partners Limited.

21.1             Subsidiaries of the Company

23.1             Consent of Arthur Andersen LLP

27.1             Financial Data Schedule (for SEC use only)