Form 10QSB
period 1998-03-31
BIG ENTERTAINMENT INC
filed 1998-05-15
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 8, 1998, the number of shares outstanding of the issuer's Common Stock, $.01 par value, was 7,302,328.

                             BIG ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                        PAGE(S)
                                                                         -------
Item 1.     Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 1998
              (unaudited) and December 31, 1997..............................3

              Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 (unaudited)...............4

              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 (unaudited)...............5

              Notes to Condensed Consolidated Financial Statements
              (unaudited)...................................................6-9

Item 2.     Management's Discussion and Analysis or Plan of Operation......10-23

PART II     OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.......................24

Item 6.     Exhibits and Reports on Form 8-K................................24

Signature   ................................................................25

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                      MARCH 31,     DECEMBER 31,
                                                                        1998            1997
                                                                      ---------     ------------
                                                                     (UNAUDITED)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $   329,686     $   887,153
  Receivable from shareholders                                           987,500               -
  Trade receivables, net                                                 257,400         243,168
  Merchandise inventories                                              2,061,781       2,417,224
  Prepaid expenses                                                       380,301         548,206
  Franchise fee receivable                                                     -         350,000
  Other current assets                                                   146,282         163,099
                                                                     -----------     -----------
  Total current assets                                                 4,162,950       4,608,850

PROPERTY AND EQUIPMENT, net                                            4,023,291       4,069,171
INVESTMENT IN NETCO PARTNERS                                           1,371,286       1,533,567
INTANGIBLE ASSETS, net                                                   160,396         163,393
GOODWILL, net                                                            320,957         325,817
OTHER ASSETS                                                             653,423         531,523
DEFERRED TAX ASSET                                                     1,407,600       1,407,600
                                                                     -----------     -----------
TOTAL ASSETS                                                         $12,099,903     $12,639,921
                                                                     ===========     ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $ 1,422,470    $  2,108,202
  Revolving line of credit                                               871,530         535,000
  Accrued professional fees                                              115,644         205,313
  Other accrued expenses                                                 362,331         559,050
  Deferred revenue                                                       485,176         839,084
  Loan from shareholder/officer                                        1,016,000          85,000
  Current portion of capital lease obligations                           807,057         768,714
                                                                     -----------     -----------
  Total current liabilities                                            5,080,208       5,100,363
                                                                     -----------     -----------

CAPITAL LEASE OBLIGATIONS, less current portion                        1,661,957       1,803,344
                                                                     -----------     -----------
CONVERTIBLE DEBENTURE, net                                               333,062         542,250
                                                                     -----------     -----------
MINORITY INTEREST                                                        177,401          90,111
                                                                     -----------     -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 540,177 shares authorized;
    none outstanding.                                                         -                -
    Series A variable rate convertible preferred stock, $6.25
        stated value, 217,600 shares authorized; 217,600 issued
        and outstanding. Liquidation preference of $1,562,912
        at March 31, 1998                                             1,360,000        1,360,000
    Series B variable rate convertible preferred stock, $5.21
        stated and liquidation value, 142,223 shares authorized;
        122,846 issued and outstanding at March 31,1998 and
        December 31, 1997.                                              640,000          640,000
    Series C, 4% convertible preferred stock, $100 stated
        value, 100,000 shares authorized; 20,000 issued and
        outstanding at March 31,1998 and December 31, 1997.
        Liquidation preference of $2,000,000 at March 31,1998.        2,000,000        2,000,000
  Common stock, $.01 par value, 25,000,000 shares authorized;
      7,237,185 and 6,896,340 shares issued and outstanding at
      March 31, 1998 and December 31, 1997, respectively.                72,372           68,963

  Additional paid-in capital                                         26,970,544       25,671,900
  Warrants outstanding                                                  672,831          586,600
  Accumulated deficit                                               (26,868,472)     (25,223,610)
                                                                     -----------     -----------
  Total shareholders' equity                                          4,847,275        5,103,853
                                                                     -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  12,099,903    $  12,639,921
                                                                     ==========      ===========

  The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                           1998              1997
                                                                           ----              ----
NET REVENUES                                                      $      2,709,936  $      1,704,155

COST OF SALES                                                            1,105,525           954,405
                                                                  ----------------  ----------------
    Gross profit                                                         1,604,411           749,750
                                                                  ----------------  ----------------
OPERATING EXPENSES:
    Selling, general and administrative                                  1,946,406         1,146,580
    Salaries and benefits                                                1,086,013           950,461
    Amortization of goodwill and intangibles                                 7,853           113,145
                                                                  ----------------  ----------------
        Total operating expenses                                         3,040,272         2,210,186
                                                                  ----------------  ----------------
        Operating loss                                                  (1,435,861)       (1,460,436)

EQUITY IN EARNINGS OF NETCO PARTNERS                                       169,182             3,167

OTHER:

    Interest, net                                                         (234,588)          (49,108)
    Other, net                                                              12,697            10,219
                                                                  ----------------  ----------------
        Loss before minority interest                                   (1,488,570)       (1,496,158)

MINORITY INTEREST                                                          (94,374)          (31,980)
                                                                  ----------------  ----------------
        Net loss                                                  $     (1,582,944) $     (1,528,138)
                                                                  ================  ================

Basic and diluted loss per common share                           $          (0.24) $          (0.27)
                                                                  ================  ================


  The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)

                                                                                        1998                  1997
                                                                                        ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $        (1,582,944)   $      (1,528,138)
    Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                                     218,446              282,673
      Equity in  earnings of Netco Partners, net of (invested)/return
        of capital                                                                      162,281              (74,866)
      Issuance of compensatory stock options and warrants                                 7,789               17,662
      Recognition of deferred gain                                                      (10,097)             (10,097)
      Amortization of deferred financing costs                                           30,043               12,441
      Amortization of discount on convertible debentures                                 80,812                  -
      Minority interest                                                                  94,374               31,980
      Changes in assets and liabilities:
        Receivables                                                                     335,768              (34,359)
        Prepaid expenses                                                                217,502              120,258
        Merchandise inventories                                                         355,443              (92,998)
        Other current assets                                                             16,817               (5,306)
        Other assets                                                                   (151,943)             145,927
        Accounts payable                                                               (685,732)             (34,218)
        Accrued professional fees                                                       (89,669)              39,050
        Deferred revenue                                                               (343,811)              (7,512)
        Other accrued expenses                                                         (185,102)              26,004
                                                                                    -----------          -----------
          Net cash used in operating activities                                      (1,530,023)          (1,111,499)
                                                                                    -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                               (126,907)                 -
    Investment in patents and trademarks                                                    -                   (330)
    Return of capital from Tekno Books to minority partner                               (7,084)             (89,480)
                                                                                    -----------          -----------
          Net cash used in investing activities                                        (133,991)             (89,810)
                                                                                   ------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                             (540)                 -
    Net proceeds from revolving line of credit                                          336,530                  -
    Net proceeds from shareholder/officer loan                                          931,000              200,000
    Proceeds from the issuance of warrants                                                  -                  4,100
    Dividends on preferred stock                                                        (20,000)             (20,000)
    Repayments under capital lease obligations                                         (140,443)            (108,371)
                                                                                    -----------          -----------
          Net cash provided by financing activities                                   1,106,547               75,729
                                                                                    -----------          -----------
          Net decrease in cash and cash equivalents                                    (557,467)          (1,125,580)

CASH AND CASH EQUIVALENTS, beginning of period                                          887,153            1,675,852
                                                                                    -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                                    $           329,686    $         550,272
                                                                                    ===========          ===========
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:

    Interest paid                                                           $           108,429    $          49,178
                                                                                    ===========          ===========

Non-Cash Investing and Financing Activities:
    In Q1-97 the Company entered into capital lease transactions totaling
       $15,320.
    In Q1-97 the Company accrued stock dividends on Series A and B Convertible
       Preferred Stock in the amount of $30,230.
    In Q1-98 the Company entered into capital lease transactions totaling
       $93,399.
    In Q1-98 the Company issued 10,430 shares of restricted common stock valued at $50,000 to an employee.
    In Q1-98 the Company issued common stock to certain equity investors.
       Receivable from shareholders of $987,500, additional paid in capital of $861,396, common stock of $2,373, warrants outstanding of $86,231 and accrued expenses of $37,500 were recorded.
    In Q1-98 the Company recorded dividends on Series A and B Convertible
       Preferred Stock in the amount of $41,918, which were paid through the issuance of 8,801 shares of common stock.
    In Q1-98 the Company recorded the conversion of $290,000 of convertible debentures, plus accrued interest, into 77,653 shares of common stock.

  The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION:

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared by Big Entertainment, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

The results of operations and cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 1998.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(2)   DEBT:

In December 1997, the Company established a $5 million credit facility with BankBoston, which the Company is using to finance the cost of inventories for its entertainment retail division. The primary obligor on the credit facility is the Company's wholly owned subsidiary that constitutes the Company's entertainment retail division, and the Company is guarantor. Availability under this credit facility is limited to 50%-55% of the cost of retail inventories and certain other factors. The term of the facility is 48 months. Interest is payable monthly at the prime rate plus 1% for the first two years (9.5% at March 31, 1998) and the prime rate plus 1/2% for the third and fourth years. The credit facility includes an annual commitment fee of 1% and a monthly facility fee of $2,500. In addition, BankBoston received five-year warrants to buy 30,000 shares of the Company's common stock at an exercise price of $9.68 per share. As of March 31, 1998, the Company's outstanding balance on the line of credit was $871,530, essentially utilizing the then available borrowing base. The facility is secured by cash, inventory and accounts receivable of the Company's entertainment retail division. The loan agreement provides for various financial performance covenants, including maintaining specified levels of working capital, inventory, gross margin, and earnings before interest, taxes, depreciation and amortization covenants, all measured by comparison to the entertainment retail division's business plan, which is subject to modification from time to time as may be approved by the lender. The loan agreement also sets forth certain covenants requiring a minimum level of vendor trade support, limitations on cash dividends paid by the entertainment retail subsidiary to the Company (other than for overhead allocations), and limitations on capital expenditures. The Company anticipates that it will need to modify the business plan originally submitted to BankBoston and have such plan approved by BankBoston in order to be in compliance with all such covenants throughout 1998. Although there can be no assurance such modified plan will be approved, the Company does not anticipate that such covenants and limitations will materially adversely affect the Company.

The Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President have extended a $1.1 million unsecured line of credit facility to the Company. The line of credit bears interest at the JP Morgan Bank prime rate of interest. The outstanding balance under this line of credit was $1,016,000 at March 31, 1998. In addition, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President, have represented that they would provide the Company, if required, with an amount not to exceed $2.5 million during 1998 in order to enable the Company to meet its working capital requirements for the balance of 1998; provided, however, that the commitment will terminate in the event the Company raises no less than $2.5 million from other sources during the year. In the event that the Company raises less than $2.5 million, the dollar amount of the commitment will be reduced on a "dollar for dollar" basis to the extent of such funds raised by the Company. This commitment is in addition to the existing $1.1 million credit facility extended by these executives. Any such working capital financing provided to the Company by the Company's Chairman and Chief Executive Officer and the Company's Vice Chairman and President will be upon terms negotiated and agreed to between them and the Company's Board of Directors.

In August 1997, the Company issued a $650,000 convertible debenture to a single institutional investor. The debenture accrues interest at 4% per annum, which is payable in arrears on August 31, 1999, the maturity date of the debenture. The debenture is convertible by the holder into shares of the Company's common stock at a conversion price equal to 80% of the average closing bid price for the ten trading days immediately preceding the date of conversion. The conversion features restrict the maximum principal amount of the debenture which can be converted through April 29, 1998. The debenture is redeemable at the option of the Company at 125% of the principal amount plus accrued interest. The Company can require the holder of the debenture to convert any portion of the debenture still outstanding on the maturity date. As of March 31, 1998, $360,000 of the debenture remained outstanding and $290,000 of the debenture had been converted. In conjunction with issuance of the debenture, the buyer received warrants to buy 32,499 shares of common stock at exercise prices ranging from $6.00 to $6.53 per share. The warrants expire March 2, 2003. The Company recorded the convertible debenture net of a discount of $215,500 attributable to the intrinsic value of the nondetachable conversion feature. The discount is being amortized as interest expense from the date of issuance through April 1998, the earliest date the investor can convert the entire debenture. The discount balance at March 31, 1998 is $26,938.

(3)   COMMON STOCK:

On March 31, 1998, the Company sold 237,321 shares of its common stock to three accredited investors under separate stock purchase agreements. In conjunction with the sale of these shares, the Company issued five-year warrants to one investor to purchase 50,000 shares of the Company's Common Stock at $4.66 per share. The gross proceeds of $987,500 from the sale of these securities were received in April 1998. Expenses related to the issuance of these securities totaling $37,500 were accrued as of March 31, 1998. In April 1998, the Company issued 10,732 additional shares of Common Stock and 5,000 additional warrants for gross proceeds of $50,000 to two other accredited investors under similar terms. The holders of the above warrants have the right at any time during the one year period from the date said warrants were issued to exchange the warrants for an aggregate of 22,145 shares of Common Stock.

(4)  FRANCHISE FEE INCOME:

Net revenues for the three months ended March 31, 1998 include franchise fee income of $350,000 as the Company received $350,000 as a territorial exclusivity fee under its amended franchise agreement with its franchisee for the Phoenix, Arizona market. The Company is not obligated to provide any additional support to the franchisee under this agreement.

(5)   LOSS PER COMMON SHARE:

Loss per common share is computed by dividing net loss after deducting dividends applicable to preferred stock, by the weighted average number of common and common equivalent shares outstanding.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted loss per share is shown below.

                                            For the Three Months Ended March 31,
                                                    1998                 1997
                                                 -----------        -----------

        Net loss                                 $(1,582,944)       $(1,528,138)

        Less: Preferred Stock Dividends
                 Series A and B                      (41,918)           (31,323)
                 Series C                            (20,000)           (20,000)
                                                 -----------        -----------

        Loss Available to Common
             Shareholders                         (1,644,862)        (1,579,461)

        Weighted Average Number of
             Shares Outstanding                    6,908,942          5,870,601
                                                 -----------        -----------

        Basic and Diluted Loss Per Share              $(0.24)            $(0.27)
                                                 ===========        ===========

Options and warrants to purchase 1,949,648 shares of common stock at exercise prices ranging from $.01 to $13.20 per share were outstanding during the first quarter of 1998 and were not included in the computation of basic and diluted loss per share because the result would be antidilutive.

(6) RECENTLY ISSUED ACCOUNTING STANDARDS:

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has adopted SFAS 130 beginning January, 1 1998. For the periods being reported on, comprehensive income and net income are the same.

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting of selected information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning with the annual financial statements for the year ended December 31, 1998. The Company is currently evaluating the additional disclosure which will be provided pursuant to SFAS 131.

(7)   FORMATION OF HUGE ENTERTAINMENT:

In March 1998, the Company, C.P. Group, and Dr. Martin H. Greenberg, CEO of Tekno Books and a director of the Company, agreed to contribute certain assets to a newly formed entity, Huge Entertainment LLC ("Huge Entertainment"), in exchange for equity ownership and an aggregate of $8 million in promissory notes from Huge Entertainment. In exchange for 51.75% of the equity of Huge Entertainment and a promissory note in the amount of $4,140,000, the Company is contributing (i) 100% of the intellectual properties presently owned by the Company, (ii) the Company's 50% ownership interest in NetCo Partners, and (iii) the Company's 51% interest in Tekno Books. In exchange for 46.05% of the equity of Huge Entertainment and a promissory note in the amount of $3,684,000, C.P. Group is contributing (i) its 50% ownership interest in NetCo Partners, and (ii) two additional intellectual properties created by Tom Clancy - TOM CLANCY'S CYBERNATION and TOM CLANCY'S TOP SECRET. In exchange for 2.20% of the equity in Huge Entertainment and a promissory note in the amount of $176,000, Dr.

Martin H. Greenberg is contributing a 24.5% ownership interest in Tekno Books. The formation of Huge Entertainment has been approved by the Company's Board of Directors. It is anticipated that the transaction will be completed during the second or third quarter of 1998.

The promissory notes bear interest at the Citibank, N.A. prime rate and mature in seven years. Any payments on the notes will be made pro rata to all note holders. The notes provide for optional prepayment without penalty and mandatory prepayment (except in certain limited circumstances) in the event of an initial public offering or other issuance of equity by Huge Entertainment.

(8)   INCOME TAXES

A deferred tax asset and income tax benefit of $1,407,600 was recorded in the fourth quarter of 1997. As a result of the transaction discussed above, net income of approximately $4.1 million is expected to be generated which will utilize a portion of the loss carryforward that exists as a result of operating losses generated from inception (January 22, 1993) to March 31, 1998, thus generating a deferred tax asset.

(9) RECLASSIFICATION:

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 classification.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Big Entertainment, Inc. ("Big Entertainment" or the "Company") which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. Such factors include, but are not limited to, the Company's limited operating history; operating losses and accumulated deficit; its ability to manage and finance growth; dependence on relationships with authors; risks related to retail operations; competition; dependence on management; risks related to trademarks and proprietary rights; dependence on licensees; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

GENERAL

Big Entertainment is a diversified entertainment company engaged in the development and licensing of intellectual properties, the development and licensing of books, and the operation of entertainment-related retail stores. Big Entertainment conducts these activities through the Company and its wholly and majority-owned subsidiaries, as well as through a joint venture known as NetCo Partners, in which the Company has a 50% ownership interest. The Company has agreed to contribute its intellectual properties to a newly formed entity, Huge Entertainment, LLC ("Huge Entertainment") which is discussed on page 13. Upon consummation of this transaction, which is anticipated to be completed during the second or third quarter of 1998, the Company will have a 51.75% ownership interest in Huge Entertainment, and it will conduct all of its intellectual properties activities through Huge Entertainment.

Pending the consummation of the Huge Entertainment transaction, the Company has two current operating divisions: the intellectual properties division and the entertainment retail division.

The intellectual properties division owns the exclusive rights to certain original characters and concepts, created by best-selling authors and media celebrities, which it licenses across all media, including books, films and television, multi-media software, toys and other products. The Company and NetCo Partners acquire the rights to these intellectual properties pursuant to agreements that generally grant them the exclusive rights to the intellectual properties and the right to use the creator's name in the titles of the intellectual properties (i.e., TOM CLANCY'S NET FORCE, MICKEY SPILLANE'S MIKE DANGER, LEONARD NIMOY'S PRIMORTALS). The intellectual properties division also includes a book licensing and packaging operation which focuses on developing and executing book projects, frequently with best-selling authors, which books are then licensed for publication to book publishers such as HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Viking Press and Warner Books.

The entertainment retail division operates a chain of retail studio stores and "Entertainment Super/bullet/Kiosks" that sell entertainment-related merchandise. Although all of the retail outlets are currently Company-operated, Big Entertainment has entered into two separate franchise agreements that provide in certain limited territorial areas for the future development of franchised Big Entertainment studio stores and Super/bullet/Kiosks in those areas. In addition, the Company has an agreement with The ABC Television Network ("ABC"), a division of The Walt Disney Company ("Disney") pursuant to which the entertainment retail division runs ABC video clips on the television monitors in the Entertainment Super/bullet/Kiosks in exchange for promotional and advertising spots on ABC affiliate television stations.

INTELLECTUAL PROPERTIES DIVISION

INTELLECTUAL PROPERTIES & LICENSING ACTIVITIES. The Company's intellectual properties have been acquired and developed pursuant to agreements with best-selling authors and media celebrities, which agreements generally grant the Company all rights (including the rights to all media such as print, television, film, video, on-line, merchandise, etc.) to the original intellectual property. The Company actively seeks to license the intellectual properties to third parties including book publishers, film studios, television networks, etc. for use in various media. The Company is generally obligated to pay the authors or celebrities fees based on amounts received by the Company from licensing to third parties the rights to produce other products featuring the intellectual properties. The Company seeks when possible to license its intellectual properties on terms that provide to the Company advance payments against royalties to be earned and that minimize or eliminate the Company's additional development costs going forward.

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

  /bullet/   A joint publishing agreement with HarperCollins, one of the largest publishers in the world and a division of The News Corporation, to publish hardcover books, paperback books, and/or illustrated novels for ANNE MCCAFFREY'S ACORNA: THE UNICORN GIRL; ISAAC ASIMOV'S I-BOTS, and MARGARET WEIS' TESTAMENT OF THE DRAGON.

  /bullet/   A publishing agreement with Warner Books, a division of Time
               Warner, Inc., for LEONARD NIMOY'S PRIMORTALS.

  /bullet/   A film licensing agreement with Pressman Films for MICKEY
               SPILLANE'S MIKE DANGER. (Pressman Films may co-produce and/or co-distribute this property as a feature film or television series in conjunction with Miramax Films, a division of Disney.)

  /bullet/   A joint publishing agreement with Miramax Books and Hyperion Books, both divisions of Disney, for publication of a book based on MICKEY SPILLANE'S MIKE DANGER.

  /bullet/   A licensing agreement with Books on Tape, Inc. for production of unabridged audio recordings of two prose novels based on ANNE MCCAFFREY'S ACORNA: THE UNICORN GIRL.

  /bullet/   Various foreign licensing agreements for publication of both
               LEONARD NIMOY'S PRIMORTALS and ANNE MCCAFFREY'S ACORNA: THE UNICORN GIRL in countries outside the United States and Canada.

Other significant licensing activities are carried out by the Company through its NetCo Partners joint venture. These licensing activities are discussed on pages 14-16 herein.

BOOK LICENSING AND PACKAGING. Big Entertainment conducts its book licensing and packaging activities through its 51%-owned subsidiary, Tekno Books. Tekno Books is a leading book packager of fiction and non-fiction, with approximately 970 books published to date (approximately 240 published since the fourth quarter of 1994, when the Company acquired its interest in Tekno Books) and approximately another 180 books under contract that are forthcoming. In addition to providing the Company with access to a number of best-selling authors, Tekno Books creates book projects by developing concepts, negotiating publishing agreements and executing substantially all aspects of the book projects. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. These books have been published with more than 60 publishers (including HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Viking Penguin and Warner Books), translated into 31 languages, and selected by 21 different book clubs. Tekno Books is also a leading producer of novels and anthologies in the science fiction, fantasy, mystery, horror and western genres.

Tekno Books recently entered into several agreements through which it plans to expand the scope of its projects. In September 1997, the Company entered into an agreement with a company owned by Magic Johnson, June Bug Enterprises, Inc., which provides for pro basketball star Magic Johnson to develop textbooks, children's books, novels, and action figure cartoon characters with special appeal to children. Current plans are for Magic Johnson to work with Tekno Books to develop a series of educational textbooks with material presented by Magic Johnson as well as a series of children's books and novels. The textbooks are expected to use examples from sports to illustrate important concepts and enliven student interest and enthusiasm. The Company is currently in discussions with various publishing houses to license these works. To the extent not borne by the publishers, Tekno Books will advance all costs associated with the development of these books and projects while the net proceeds (after agent's fees and reimbursement of costs advanced by Tekno Books) will be divided equally between Tekno Books and June Bug Enterprises, Inc.

In November 1997, Tekno Books entered into an agreement with MGM Consumer Products granting Tekno Books the right to publish books based on the past, present and future properties from the film and television show libraries of Metro-Goldwyn-Mayer Studios, United Artists Corporation, Orion Pictures Corporation, and Goldwyn Entertainment, Inc. As part of this contract, Tekno Books acquired the right to use the MGM name and trademark in connection with the books published. The initial contract is for 15 months with an automatic renewal provided Tekno Books is in compliance with the terms of the contract. Tekno Books will pay MGM a royalty based on the net profits generated from the books.

Also during 1997, Tekno Books, through its wholly-owned subsidiary, Tekno Books International, LLC., entered into an agreement with The Classica Foundation, a Russian charitable organization. The Classica Foundation holds the only catalogue of archived documents contained in the Russian archives consisting of millions of documents that were captured by the Soviets from the German archives at the end of World War II. This agreement with The Classica Foundation grants Tekno Books International, LLC the exclusive use of this catalogue to the Russian archives, and the right to copy the materials contained therein for use in licensing to publishers rights to publication of books and for licensing rights for CD-ROMs, on-line, documentaries, television specials and feature films based on these materials. Tekno Books has developed an extensive list of major book projects that can be developed from these archives including books about various topics such as the German military, German intelligence activities before and during World War II, the attempt to kill Hitler in 1944, the Nazi party, Hitler's personal papers and correspondence, Germany's plan for the occupation of England and German-Vatican relations. Many of these topics also have the potential to be developed as CD-ROMs, television specials and feature films. Work has already begun on several book projects based on the archived materials. The Company and Tekno Books intend to donate copies of any documents related to the Holocaust or any profit derived therefrom to appropriate Holocaust-related charitable organizations. Tekno Books paid $100,000 in 1997 and another $100,000 during the first quarter of 1998 to secure these rights through March 12, 1999. Tekno Books International, LLC has an option, and under certain circumstances an obligation, to extend this agreement through 2005 for an additional payment of $300,000, payable in March 1999. There is one additional 5-year option also available for another $500,000 payment.

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

The formation of Huge Entertainment has been approved by the Company's Board of Directors. It is anticipated that the transaction will be completed during the second or third quarter of 1998. Plans are for Huge Entertainment to go public via an IPO of Huge Entertainment securities and/or to add investors who are strategic to Huge Entertainment's growth plans such as international media companies, although there can be no assurances that Huge Entertainment will successfully implement these plans.

ENTERTAINMENT RETAIL DIVISION

The Company operates mall-based retail stores which sell entertainment-related merchandise including apparel, jewelry, art, collectibles, novelty items, and books. The merchandise is based on movies and television shows such as Star Wars/trademark/, Star Trek/trademark/, X-Files/trademark, South Park/trademark/ and Batman/trademark/. The Company operates two different retail concepts - Entertainment Super/bullet/Kiosks and in-line studio stores. The Entertainment Super/bullet/Kiosks feature an innovative futuristic design intended to create an exciting shopping environment that encourages browsing and impulse purchases. The Entertainment Super/bullet/Kiosks average 166 square feet in size. During the fourth quarter of 1997, the Company opened three prototype in-line studio stores. The new format in-line studio store prototype, at approximately 3,000 square feet, is significantly larger than the Entertainment Super/bullet/Kiosks and enables the Company to offer a broader array of merchandise targeted at a wider segment of the market.

The Company currently operates 28 mall-based retail stores consisting of 24 Entertainment Super/bullet/Kiosks and four in-line stores, including the three new prototype studio stores and one mini in-line store. The Company currently plans to open six to eight in-line studio stores during 1998 and expects to have one or two franchised units in operation by the end of the year. Big Entertainment's retail store strategy is to seek prime locations in regional and major shopping malls in geographic areas determined by management as having desirable demographic characteristics.

ABC PROGRAMMING AGREEMENT. In March 1997, the Company entered into an exclusive programming agreement with ABC, a division of Disney. Under this programming agreement, on May 1, 1997, the Company commenced running two times each hour on the video monitors at each of its Entertainment Super/bullet/Kiosks, a 12-minute programming segment provided by ABC and its local affiliate television stations. The programming is devoted to upcoming television programs to appear on ABC (including ABC Entertainment, ABC News, ABC Daytime and ABC Sports) and its affiliate stations and new, non-repetitive programming is provided to the Company each month. The Company also agreed to display ABC's logo and other promotional materials complementing the then-current video monitor campaigns. In exchange for its agreement to run the ABC programming exclusively, ABC affiliate stations in the markets where the Company's Entertainment Super/bullet/Kiosks are located run promotional and advertising spots on the ABC affiliate stations featuring the Company's Entertainment Super/bullet/Kiosks and in-line studio stores. The Company also agreed to sell at the Entertainment Super/bullet/Kiosks, as part of its product mix, mutually selected ABC products featuring the ABC logo or its programs (such as "Home Improvement" T-shirts and "Monday Night Football" caps), on terms to be agreed upon. The Company believes that this arrangement with ABC provides its Entertainment Super/bullet/Kiosks with a steady source of current programming for the Entertainment Super/bullet/Kiosks that appeals to the target customers, at no cost to the Company. Additionally and most importantly, the promotional spots featuring the Company's entertainment retail stores run by the ABC affiliate stations provide the Company with substantial television advertising in the markets where the retail units are located at no cash expense to the Company.

FRANCHISING. All of the Big Entertainment retail stores are currently operated by the Company. As part of its expansion strategy, the Company has entered into two franchise agreements. The first such agreement dated December 1995 between the Company and a private investor was amended in December 1997. Under the amended agreement, this private investor has the exclusive rights to open Big Entertainment in-line studio stores in the Phoenix, Arizona market area in exchange for a $350,000 territorial exclusivity fee. The amended agreement requires the franchisee to open the first store by December 1999 and to open one store each year thereafter in order to preserve the exclusivity. The Company has the option to reacquire rights to the Phoenix, Arizona territory prior to December 31, 1998, provided no such franchised units have already opened, by issuing the franchisee 100,000 unregistered shares of the Company's Common Stock. Management has represented that it does not intend to exercise this option. The territorial exclusivity fee of $350,000 was received and recorded as income during the first quarter of 1998.

The Company signed its second franchise agreement on May 1, 1997, under which at least one Big Entertainment retail unit is expected to be built by the franchisee in the Philadelphia area. The agreement, with a private investor, also provides for up to three more franchised stores in the Philadelphia region.

Both franchise agreements provide for a continuing royalty payable to the Company based upon sales.

NETCO PARTNERS

The Company also carries out substantial licensing activities through its joint venture known as NetCo Partners. The Company and CP Group are each 50% partners in NetCo Partners. Best-selling author Tom Clancy owns 50% of CP Group. NetCo Partners owns the following intellectual properties: TOM CLANCY'S NET FORCE; ARTHUR C. CLARKE'S WORLDS OF ALEXANDER; TAD WILLIAMS' MIRROR WORLD; CATHY CASH SPELLMAN'S MILLENIUM; ANNE MCCAFFREY'S SARABAND; and NEIL GAIMAN'S LIFERS.

The most significant licensing agreements currently involve TOM CLANCY'S NET FORCE, a property owned by NetCo Partners. NetCo Partners reached an agreement with ABC, a division of Disney, to develop and license a television mini-series based on TOM CLANCY'S NET FORCE. The agreement provides for a license fee to be paid to NetCo Partners of $8,000,000 for such mini-series, plus other specified fees and profit participation for NetCo Partners. All such fees and profit participation are to be split equally between the Company and C.P. Group, each of which is a 50% partner of NetCo Partners. In the event that ABC does not meet the "progress to production" and broadcast requirements for the mini-series as set forth in the agreement, the agreement provides for the payment of $1.6 million to NetCo Partners. NetCo Partners recognized $1.6 million as income during the second quarter of 1997 as this is the minimum amount due to NetCo Partners under the agreement and NetCo Partners has fulfilled all of its obligations to ABC under the agreement. ABC has hired the executive producers, the director, the screenwriter and other production personnel for the mini-series and the Company has been advised that ABC has proceeded with production of the mini-series based on TOM CLANCY'S NET FORCE and has begun to sell advertising thereon. The mini-series based on TOM CLANCY'S NET FORCE is currently scheduled to air for four hours over two nights during the sweeps period in either November 1998 or February 1999. There have been preliminary favorable discussions between ABC and NetCo Partners regarding a possible second mini-series based on TOM CLANCY'S NET FORCE.

In April 1997, NetCo Partners entered into an agreement with The Berkley Publishing Group ("Berkley"), a division of Penguin Putnam Inc., which is part of the international media group Pearson plc, to publish a series of up to six original novels based on TOM CLANCY'S NET FORCE. The contract, with total maximum advances of $22,000,000, calls for initial publication of the first book to coincide with the airing of the ABC mini-series referred to above. As of March 31, 1998, NetCo Partners has received cumulative gross advances totaling $3,000,000 under this contract, which have been distributed as part of NetCo Partners' normal distributions to the Company and C.P. Group, its partners. Additional advances become payable based on specific milestones such as commencement of writing, delivery and acceptance of the manuscripts, and actual publication of each of the six books. This contract also includes royalties on paperback sales to be earned by NetCo Partners.

In April 1997, NetCo Partners also entered into a second agreement with Berkley to publish up to 18 young adult novels based on TOM CLANCY'S NET FORCE. The contract, with total maximum advances of $900,000, calls for initial publication of the first book to coincide with the airing of the ABC mini-series referred to above. An initial advance payment of $450,000 was received by NetCo Partners and distributed during the quarter ended September 30, 1997, as part of NetCo Partners' normal distributions to the Company and C.P. Group, its partners. Additional advances are payable upon publication of each book under this contract. This contract also includes for royalties on paperback sales of the young adult novels to be earned by NetCo Partners.

Both of the Berkley contracts grant to Berkley only the North American publishing rights to TOM CLANCY'S NET FORCE. NetCo Partners also plans to license the rights to TOM CLANCY'S NET FORCE in numerous countries throughout the world in all major languages. It is currently anticipated that the aggregate of such foreign licenses will generate approximately 20% to 40% of the revenue being generated by the North American book licenses referenced above. NetCo Partners has entered into an agreement with Headline Book Publishing Ltd. ("Headline") for the rights to publish the first four TOM CLANCY'S NET FORCE novels in the United Kingdom for a fee of 1.2 million pounds (approximately $2 million). Acceptance of the manuscripts by Berkley, the North American publisher, is deemed acceptance of the manuscripts by Headline under this contract. NetCo Partners received gross advances totaling $489,750 from Headline during the quarter ended March 31, 1998 under this contract, which it distributed to the Company and CP Group, its partners. These revenues were previously accrued in 1997. NetCo Partners has also entered into contracts licensing all of the adult and young adult TOM CLANCY'S NET FORCE books with two separate licensees for publication of these books in Germany and France. Total advances under these two agreements aggregate approximately $1,045,000. NetCo Partners is currently negotiating license agreements for TOM CLANCY'S NET FORCE in other foreign markets.

NetCo Partners also entered into an agreement with Random House Audio Publishing to license the audio book rights for the first two TOM CLANCY'S NET FORCE novels for an aggregate consideration of $600,000. NetCo Partners received gross advances totaling $300,000 during the quarter ended March 31, 1998 under this contract, which it distributed to the Company and CP Group, its partners. These revenues were previously accrued in 1997. NetCo Partners anticipates licensing additional audio books in the series.

In April 1997, NetCo Partners entered into an agreement with the Dodge division of Chrysler Corporation regarding placement of Chrysler and Dodge products in TOM CLANCY'S NET FORCE novels. An initial advance payment of $100,000 was received by NetCo Partners and distributed during 1997 as part of NetCo Partners' normal distributions to the Company and C.P. Group, its partners.

NetCo Partners previously entered into an agreement with Playmates Toys, Inc. ("Playmates Toys") to develop, manufacture and market a line of toys based on TOM CLANCY'S NET FORCE. Playmates Toys, which specializes in boys' action figures, is currently the master toy licensee of STAR TREK/trademark/ and TEENAGE MUTANT NINJA TURTLES/trademark/. The agreement with Playmates Toys provides for payment to NetCo Partners of a maximum advance of $1 million. Of this advance, $250,000 was received and recognized as income during 1997, $250,000 is contingent upon the broadcast of TOM CLANCY'S NET FORCE mini-series and $500,000 is contingent upon the broadcast of TOM CLANCY'S NET FORCE as a prime time television series or a kids' television series scheduled for after school, or Saturday or Sunday morning. While an agreement has been reached with ABC for a four-hour mini-series for TOM CLANCY'S NET

FORCE, there is currently no contractual agreement licensing production of a TOM CLANCY'S NET FORCE prime time or kids' television series nor are there any assurances that such a series will be produced. The agreement also provides for royalties based on a percentage of Playmates Toys' receipts on worldwide sales.

NetCo Partners has also entered into an agreement to license TAD WILLIAMS' MIRRORWORLD to HarperCollins for publication as an illustrated novel.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 ("Q1-98") AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997 ("Q1-97").

The following table summarizes the revenues, cost of sales, gross profit and equity in earnings of NetCo Partners by division for Q1-98 and Q1-97, respectively:

                           INTELLECTUAL       ENTERTAINMENT
                            PROPERTIES           RETAIL           TOTAL
                             --------          ----------        ----------
Q1-98
-----

Net Revenues                 $395,227          $2,314,709        $2,709,936
Cost of Sales                 136,269             969,256         1,105,525
                             --------          ----------        ----------
Gross Profit                  258,958           1,345,453         1,604,411
Equity in Earnings of
  NetCo Partners              169,182                   -           169,182
                             --------          ----------        ----------
Combined Income              $428,140          $1,345,453        $1,773,593
                             ========          ==========        ==========

Q1-97
-----

Net Revenues                 $467,002          $1,237,153        $1,704,155
Cost of Sales                 276,871             677,534           954,405
                             --------          ----------        ----------
Gross Profit                  190,131             559,619           749,750
Equity in Earnings of
  NetCo Partners                3,167                   -             3,167
                             --------          ----------        ----------
Combined Income              $193,298          $  559,619        $  752,917
                             ========          ==========        ==========

NET REVENUES

Net revenues (not including revenues attributable to the Company's 50% interest in NetCo Partners) for Q1-98 increased by 59%, or $1,005,781, to $2,709,936 from $1,704,155 for Q1-97. The increase in net revenues is attributable to the continued growth in the Company's entertainment retail division offset by a decrease in net revenues in the intellectual properties division due to the timing of the development of licensing projects. For Q1-98, revenues generated by the entertainment retail division comprised 85% of the Company's total revenues while revenues from the intellectual properties division amounted to 15% of the total. By comparison for Q1-97, entertainment retail revenues amounted to 73% of the total and intellectual properties revenues were 27% of the total.

GROSS PROFIT

Overall Company gross profit increased by 114%, or $854,661, to $1,604,411 for Q1-98 from $749,750 in Q1-97. As a percentage of net revenues, gross profit increased to 59% in Q1-98 from 44% in Q1-97. The increase in gross profit is primarily due to increases in gross profit in the Company's entertainment retail division resulting from the impact of the ABC programming agreement and franchise fee income.

COMBINED INCOME

Combined income (gross profit plus the equity in earnings of NetCo Partners) increased by $1,020,676, or 136%, to $1,773,593 in Q1-98 as compared to $752,917 for Q1-97. This increase reflects the above mentioned growth in the entertainment retail division coupled with $169,182 of equity in earnings of NetCo Partners during Q1-98 in comparison to income of $3,167 from NetCo Partners during Q1-97. The equity in earnings of NetCo Partners of $169,182 for Q1-98 represents the Company's 50% share of the earnings generated by NetCo Partners. For Q1-98 the entertainment retail division comprised 76% of the combined income (including the Company's 50% interest in the earnings of NetCo Partners) while the intellectual properties division amounted to 24% of the total.

INTELLECTUAL PROPERTIES DIVISION

The intellectual properties division generates revenues from several different activities including book licensing and packaging, licensing, and publishing MYSTERY SCENE MAGAZINE. In Q1-97, publishing also included minor residual revenues from publication of comic books, which the Company has discontinued. The revenue breakdown from these activities for Q1-98 and Q1-97 is as follows:

                                           Q1-98                   Q1-97
                                      ---------------        ----------------
                                         $         %            $          %
                                      --------    ---        --------     ---
Book Licensing & Packaging            $367,611     93%       $373,490      80%
Licensing                               13,600      3          68,054      15
Publishing                              14,016      4          25,458       5
                                      --------    ---        --------     ---
Total                                 $395,227    100%       $467,002     100%
                                      ========    ===        ========     ===

Book licensing and packaging represents 93% of the revenues generated by the intellectual properties division in Q1-98. The Company's book licensing and packaging activities are conducted through Tekno Books, its 51% owned subsidiary. Tekno Books focuses on developing and executing book projects, frequently with best-selling authors, and then licensing the books for publication with various publishers. Book licensing and packaging revenues decreased by 2%, or $5,879, to $367,611 for Q1-98 from $373,490 for Q1-97.
While revenues from Tekno Books declined from Q1-97 to Q1-98, the Company anticipates significant increases in the revenues generated by Tekno Books in the future due to several new contracts which were entered into during 1997. These contracts include an agreement with June Bug Enterprises (the "Magic Johnson Agreement"), an agreement with MGM Consumer Products (the "MGM Agreement"), and an agreement with The Classica Foundation (the "Tekno Classica Agreement"). Under the Magic Johnson Agreement, Tekno Books will work with pro basketball star Magic Johnson to develop a series of educational textbooks with material presented by Magic Johnson as well as a series of children's books and novels. Under the MGM Agreement, Tekno Books has the rights to publish books based on the past, present and future properties from the film and television show libraries of Metro-Goldwyn-Mayer studios, United Artists Corporation, Orion Pictures Corporation, and Goldwyn Entertainment, Inc. Several books are currently being developed pursuant to the MGM Agreement. Under the Tekno Classica Agreement, Tekno Books, through its wholly-owned subsidiary, may develop books for licensing to publishers worldwide and license rights to produce CD-ROMs, documentaries, television specials, and feature films based on archived documents contained in the Russian archives that were captured from the German archives at the end of World War II. Tekno Books currently has a lengthy list of book projects that it plans to develop under the Tekno Classica Agreement.

Licensing revenues (excluding revenues generated by NetCo Partners) decreased by 80%, or $54,454, from $68,054 in Q1-97 to $13,600 in Q1-98. Licensing revenues include advances and royalties received under the Company's various licensing agreements with HarperCollins, Warner Books, Sierra On-Line, Alliance Entertainment, Books on Tape, Inc. and various licensees for foreign publications. Licensing revenues for Q1-98 consisted of advances for secondary publication rights for ANNE MCAFFREY'S ACORNA: THE UNICORN GIRL for publication of this property as an audio book in the United States and for book publication in various foreign countries. This book is the first of a series of two, which is expected to be expanded, due to its popularity. The Company has verbally agreed to a continuation of the Acorna series with HarperCollins, the publisher for the first two books of the series. Licensing revenues for Q1-97 included advances for books published by both Warner Books and HarperCollins, as well as royalties from the sales of LEONARD NIMOY'S PRIMORTALS CD-ROM. It is important to note that licensing revenues generated by NetCo Partners (in which the Company has a 50% interest) are not included in the above licensing figures, but rather are included in equity in earnings of NetCo Partners discussed in more detail on page 19.

Publishing revenues decreased by 45%, or $11,442, from $25,458 in Q1-97 to $14,016 in Q1-98. The decrease in publishing revenues is attributable to the Company's decision to discontinue its comic book publishing operation due to the sustained losses incurred in the publication of comic books. The Company began to reduce the number of comic book titles it published during 1996 and completely ceased publication of all titles during Q1-97. Publishing revenues during Q1-98 reflect revenues from publication of MYSTERY SCENE MAGAZINE, a mystery-genre trade journal published by the Company's 51%-owned subsidiary, Fedora, Inc. MYSTERY SCENE MAGAZINE has recently joined with two other mystery magazines, ELLERY QUEEN MYSTERY MAGAZINE and ALFRED HITCHCOCK MYSTERY MAGAZINE, to build a combined internet website called "mysterypages.com," which will sell subscriptions to all three magazines, provide an overview of the current magazine issues, include interviews with mystery and suspense authors and contain a message board for mystery fans to contact their favorite authors. It may be possible to buy books over the site as well. The site is expected to be fully-operational in June 1998.

Gross profit for the intellectual properties division (not including the Company's 50% equity in the earnings of NetCo Partners) increased by 36%, or $68,827, to $258,958 in Q1-98 from $190,131 in Q1-97. This increase in gross profit is attributable to higher margins for Tekno Books, in part due to a higher proportion of income from royalties. As a percent of revenues, gross profit increased to 66% from 41% in the Q1-97, reflecting the more profitable continuing operations of book licensing and packaging and licensing. Cost of goods sold for Q1-97 included certain residual expenses from the publication of comic books. While the Company was engaged in comic book publishing, it advanced 100% of all costs associated with the development of its comic book titles including character and storyline development, design, writing, and illustration, plus the Company paid for the printing and distribution of all books, and was responsible for returns, which are a normal part of the book publishing business. By now developing its intellectual properties through licensing arrangements, the Company has essentially limited the costs incurred to payments to writers for books and teleplays or scripts, and typically funds these costs from advance payments received from publishers pursuant to licensing agreements.

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

ENTERTAINMENT RETAIL DIVISION

Net revenues for the Company's entertainment retail division increased by 87%, or $1,077,556, to $2,314,709 for Q1-98 from $1,237,153 for Q1-97. Net revenues for Q1-98 are derived from sales of entertainment-related products and merchandise at the Entertainment Super/bullet/Kiosks and in-line studio stores, imputed income from the ABC programming agreement, and franchise fee income.

The composition of revenues is as follows:

                                              Q1-98                 Q1-97
                                     ------------------     ------------------
                                          $          %          $           %
                                     ----------     ---     ----------     ---
            Retail Sales             $1,514,709      65%    $1,237,153     100%
            ABC Advertising Income      450,000      20              -       -
            Franchise Fee Income        350,000      15              -       -
                                     ----------     ---     ----------     ---
                                     $2,314,709     100%    $1,237,153     100%
                                     ==========     ===     ==========     ===

The Company had 28 retail units in operation at both March 31, 1998 and March 31, 1997, although the composition of these units was different. In addition to closing certain unprofitable kiosk units and opening kiosks in other more desirable locations, the Company also operated three new in-line studio stores during Q1-98. These in-line studio stores, which were not open during Q1-97, are the Company's new prototype retail format. Retail sales increased by 22%, or $277,556, to $1,514,709 for Q1-98 from $1,237,153 for Q1-97. The increase in retail sales was entirely attributable to the revenues from the new in-line studio stores, as comparable store sales for the Entertainment Super/bullet/Kiosks in operation during both Q1-97 and Q1-98 decreased by 6.8%. The decline in comparable store sales was principally caused by lower dollar sales during the month of March, although unit movement was strong, reflecting significant mark-downs in March as part of a clearance sale to move out older merchandise and make room for the merchandise for summer blockbusters such as Godzilla. Through February, comparable store sales increased by 2.1%. The Company is currently shifting its merchandising focus to the core mall customer, reacting quicker to trends in the entertainment industry, bringing in new products and testing the merchandise mix in the kiosks.

Net revenues include imputed income totaling $450,000 from running ABC video clips on the in-store television monitors in exchange for advertising air time on local ABC affiliate television stations during Q1-98. No revenues were imputed in Q1-97 as this barter arrangement with ABC was not in place at that time. The Company records the estimated fair value of the air time received from the ABC affiliates as the value of the revenues earned by playing the ABC video clips in its retail units.

Revenues for the entertainment retail division also include $350,000 of franchise fee income. This income represents the territorial exclusivity fee which the Company received during Q1-98 from the franchisee for the Phoenix, Arizona territory. Under the Company's agreement with this franchisee, the franchisee must open at least one store by December 1999 and one store each year thereafter in order to preserve its exclusivity. The agreement also provides for a continuing royalty based upon sales of the franchised units, though no franchised units have been opened yet. The Company is not obligated to provide any additional support to the franchisee under this agreement.

Gross profit for the entertainment retail division increased by 140%, or $785,834, to $1,345,453 for Q1-98 from $559,619 for Q1-97. As a percentage of entertainment retail division revenues, gross profit increased to 58% for Q1-98, from 45% for Q1-97. The increase in gross profit was due to the impact of the ABC programming agreement and the franchisee fee income discussed above, for which there were no offsetting costs included in cost of goods sold. Despite the increase in retail sales, gross profit from retail sales was essentially flat from Q1-97 to Q1-98 as the Company was significantly over-inventoried at the end of 1997, and management elected to mark down the excess inventories in order to clear out older merchandise and make room for new product. While the Company contemplates continued promotional activity throughout the remainder of 1998, it believes that the mark downs for the remainder of the year will not be as substantial as in Q1-98.

EQUITY IN EARNINGS OF NETCO PARTNERS

The Company's 50% share in the earnings of NetCo Partners amounted to $169,182 for Q1-98 as compared to $3,167 for Q1-97. The income in Q1-98 is primarily attributable to revenues recognized by NetCo Partners from its licensing agreements with Berkley and with the German and French licensees for TOM CLANCY'S NET FORCE, net of product-related and operating expenses. The income in Q1-97 is related to revenues generated by NetCo Partners from its licensing agreement with HarperCollins for TAD WILLIAMS' MIRRORWORLD. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements. When advances are received prior to completion of the earnings process NetCo Partners defers recognition of revenue until the earnings process has been completed. Costs related to acquisition, development and sales of intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.

OPERATING EXPENSES

Operating expenses consist of selling, general and administrative expenses, salaries and benefits and amortization of goodwill and intangibles. Operating expenses increased by 38%, or $830,086, to $3,040,272 for Q1-98 from $2,210,186 for Q1-97. (Note that $450,000 of the increase represents non-cash advertising expense imputed under the ABC barter agreement discussed below. Excluding the non-cash ABC advertising expense operating expenses increased by $380,086, or 17%.) As a percentage of net revenues, total operating expenses decreased to 112% in Q1-98 from 130% in Q1-97. The increase in total operating expenses in Q1-98 as compared to total operating expenses in Q1-97 reflects increases in selling, general and administrative expenses and salaries and benefits of $799,826, or 70%, and $135,552, or 14%, respectively, which were slightly offset by a $105,292, or 93%, reduction in amortization of goodwill and intangibles. Of the $799,826 increase in selling, general and administrative expenses, $225,697 or 28%, is attributable to occupancy, depreciation and other store-level expenses for the new in-line studio stores opened during 1997, and $450,000, or 56% of the increase, consists of imputed advertising expense under the ABC barter arrangement. The Company estimates the value of the advertising air spots that it receives from the ABC affiliate television stations and records this amount as advertising expense, although the Company does not actually expend any funds for this advertising. The $135,552, or 14%, increase in salaries and benefits is attributable to additional expenses in the entertainment retail division as a result of new employees added to staff the new in-line studio stores and the minimum wage rate increase which was effective September 1, 1997.

INTEREST EXPENSE, NET

Net interest expense increased by 378%, or $185,480, to $234,588 for Q1-98 as compared to $49,108 for Q1-97, primarily representing increased interest expense pertaining to the $650,000 convertible debenture. Although the coupon rate on the debenture is only 4%, the discount attributable to the conversion feature of the debenture is being amortized as interest expense and this non-cash amortization totaled $80,812 for Q1-98. Interest on the inventory line of credit, the shareholder loan, and on the capital leases entered into to finance the cost of the new in-line studio stores also contributed to the additional interest expense during Q1-98.

NET LOSS

Net loss increased by 4%, or $54,806, to $1,582,944 for Q1-98 as compared to a net loss of $1,528,138 for Q1-97. The increase in net loss is attributable to an increase of $185,480 or 377% in net interest expense offset by an increase of $166,015 or 524% in equity in earnings of NetCo Partners and a decrease in operating loss of $24,575 or 2%. Basic and diluted loss per common share was ($0.24) per share for Q1-98 and ($0.27) per share for Q1-97, a decrease of $.03 per share or 11%.

The Company has made several modifications to its initial business plan in an effort to reverse the losses that have been sustained since its inception. During 1997, the Company stopped publishing comic books, an activity that required a substantial amount of resources and had not proven to be profitable. Essentially all of the overhead associated with comic book publishing was eliminated effective with the second quarter of 1997. At the same time, the Company decided to expand its retail operations with the development of three prototype in-line retail stores. Substantial resources were devoted to the development of the three prototype in-line stores which opened in the fourth quarter of 1997, including professional fees and expenses incurred to design the new stores, the hiring of additional field and administrative personnel, the selection and acquisition of new hardware and software for a new retail accounting and merchandising system to be implemented, and the capital expenditures for the new stores. The Company believes that the in-line studio store concept will allow it to more quickly achieve economies of scale in its entertainment retail division. Toward this goal, during Q1-98, the Company hired an experienced retail veteran, Andrew S. Bailen, as Chief Operating Officer for its entertainment retail division. Mr. Bailen has 18 years of progressive retail experience, most recently as Sr. Vice President and General Merchandise Manager for Blockbuster Entertainment Group. At the same time, the Company continues to acquire and develop its base of intellectual properties, and to negotiate additional licensing agreements thereon, which while not capital intensive, requires a substantial amount of time from its senior executives. Most importantly, the Company has agreed to contribute its intellectual properties to a newly-formed entity, Huge Entertainment, which is discussed on page 13. The Company will own 51.75% of Huge Entertainment, which in turn will own two additional intellectual properties created by best-selling author Tom Clancy, in addition to TOM CLANCY'S NET FORCE. The Company believes that these additional properties will generate significant future revenues for the Company similar to the revenue stream that NetCo Partners is currently enjoying from TOM CLANCY'S NET FORCE. While the Company believes that these measures will ultimately reverse its operating losses, there can be no assurances that the revenues generated by the intellectual properties and entertainment retail divisions will be sufficient to offset the associated expenses incurred.

SHAREHOLDER'S EQUITY

Shareholder's equity decreased 5% or $256,578, to $4,847,275 at March 31, 1998 as compared to shareholder's equity of $5,103,853 as of December 31, 1997. The decrease in shareholder's equity is attributable to the Company's net loss for Q1-98 of $1,582,944 offset in part by new shares of Common Stock issued under several stock purchase agreements and as a result of conversion of a portion of the Company's convertible debenture.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had cash and cash equivalents of $329,686 and a working capital deficit of $917,258 compared to cash and cash equivalents of $887,153 and a working capital deficit of $491,513 at December 31, 1997. Net cash used in operating activities during Q1-98 was $1,530,023 primarily representing cash used to pay for merchandise inventories previously acquired and to fund the Company's net loss. Net cash used in investing activities was $133,991, while $1,106,547 in cash was provided by financing activities for a total decrease in cash and cash equivalents of $557,467. During Q1-97, net cash used in operating activities was $1,111,499, net cash used in investing activities was $89,810, and $75,729 in cash was provided by financing activities.

In December 1997, the Company established a $5 million credit facility with BankBoston Retail Finance, Inc. ("BankBoston"), which the Company is using to partially finance the cost of inventories for its entertainment retail division. The primary obligor on the credit facility is the Company's wholly-owned subsidiary that constitutes the Company's entertainment retail division, and the Company is the guarantor. Availability under this credit facility is limited to 50%-55% of the cost of retail inventories and certain other factors. The term of the facility is 48 months. Interest is payable monthly at the prime rate plus 1% for the first two years and the prime rate plus 1/2% for the third and fourth years. In conjunction with the inventory line of credit, the Company issued 5-year warrants to BankBoston to acquire 30,000 shares of the Company's common stock at $9.68 per share. As of March 31, 1998, the Company's outstanding balance on the line of credit was $871,530, essentially utilizing the then available borrowing base. The facility is secured by cash, inventory and accounts receivable of the entertainment retail division. The loan agreement provides for various financial performance covenants, including maintaining specified levels of working capital, inventory, gross margin, and earnings before interest, taxes, depreciation and amortization, all measured by comparison to the entertainment retail division's business plan, which is subject to modification from time to time as may be approved by the lender. The loan agreement also sets forth certain covenants requiring a minimum level of vendor trade support, limitations on cash dividends paid by the entertainment retail subsidiary to the Company (other than for overhead allocations), and limitations on capital expenditures. The Company anticipates that it will need to modify the business plan originally submitted to BankBoston and have such plan approved by BankBoston in order to be in compliance with all such covenants throughout 1998. Although there can be no assurance such modified plan will be approved, the Company does not anticipate that such covenants and limitations will materially adversely affect the Company.

On March 31, 1998, the Company issued 237,321 shares of Common Stock to three accredited investors for gross proceeds of $987,500. Expenses related to the issuance of these securities totaling $37,500 were accrued as of March 31, 1998. The proceeds from the sale of these shares were received in April 1998. In conjunction with this stock issuance, the Company issued 5-year warrants to one of the investors to acquire 50,000 shares of the Company's Common Stock at $4.66 per share. In April 1998, the Company issued 10,732 additional shares of Common Stock and 5,000 additional warrants for gross proceeds of $50,000 to two other accredited investors under similar terms. The holders of the above warrants have the right at any time during the one year period from the date said warrants were issued, to exchange the warrants for an aggregate of 22,145 shares of Common Stock.

FINOVA Capital Corporation ("FINOVA") has agreed to enter into a sale/leaseback transaction with the Company for 17 Entertainment Super/bullet/Kiosk units. The Company entered into a similar transaction with FINOVA during 1996 for its other kiosk units. The terms of the proposed sale/leaseback transaction are a sales price equal to 75% of the original invoice cost for the units, a 42-month lease term, monthly payments approximating $19,500 including taxes, and a $1 buy-out at the end of the lease term. The Company anticipates that this sale/leaseback transaction will close during May 1998, and that the net proceeds to the Company after all transaction costs will approximate $580,000.

The success of the Company's operations in future years is dependent on its ability to generate adequate revenue to offset operating expenses. Unless otherwise noted, the proceeds from the financing transactions described above are for general corporate purposes. The Company's management expects to require additional financing for the expansion of its business, and in particular the growth of the Company's in-line studio stores, and to support working capital requirements of its retail division in future years. As of May 8, 1998, the Company has entered into four additional leases for in-line studio stores to be opened in the future. The Company currently is exploring financing alternatives to allow the Company to finance such expansion, although there can be no assurance that such financing alternatives will be available to the Company or will be implemented on terms favorable to the Company. In the event such financing is not secured, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President, have represented that they would provide the Company, if required, with an amount not to exceed $2.5 million during 1998 in order to enable the Company to meet its working capital requirements for the balance of 1998; provided, however, that the commitment will terminate in the event the Company raises no less than $2.5 million from other sources during the year. In the event that the Company raises less than $2.5 million, the dollar amount of the commitment will be reduced on a "dollar for dollar" basis to the extent of such funds raised by the Company. This commitment is in addition to the existing $1.1 million credit facility extended by these executives, pursuant to a $1.1 million promissory note executed by the Company. Borrowings under this credit facility are unsecured and bear interest at the JP Morgan Bank prime rate of interest (8.5% at March 31, 1998). At March 31, 1998, the Company had borrowed $1,016,000 from the Company's Chairman and Chief Executive Officer and the Company's Vice Chairman and President pursuant to this facility. The terms of the Promissory Note were previously approved by the Company's Board of Directors. Any such working capital financing provided to the Company by the Company's Chairman and Chief Executive Officer and the Company's Vice Chairman and President will be upon terms negotiated and agreed to between them and the Company's Board of Directors.

INFLATION AND SEASONALITY

Although the Company cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on the Company's sales or results of operations. The Company does, however, consider its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book licensing and packaging operation as a result of the general publishing industry practice of paying royalties semi-annually. The Company's entertainment retail business is also seasonal with the holiday season accounting for the largest percentage of annual net sales. Accordingly, as the Company expands its entertainment retail division, it anticipates that its results of operations will be increasingly affected by seasonality. In addition, although not seasonal, the Company's intellectual properties division and NetCo Partners both experience significant fluctuations in their respective revenue streams, earnings and cash flow as a result of the significant amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. While certain of the development costs are incurred as normal recurring operating expenses, the recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a periodic basis.

                           PART II - OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During March and April 1998, the Company issued an aggregate of 248,053 shares of its Common Stock pursuant to five separate stock purchase agreements, each with a different accredited investor, in exchange for an aggregate purchase price of $1,037,500. Additionally the Company issued to one such investor a warrant to purchase 50,000 shares of its Common Stock exercisable during the five-year period beginning on March 31, 1998 and ending on March 31, 2003 at an exercise price of $4.6589 per share. The holder of such warrant has the right at any time on or after March 31, 1998 and ending on March 31, 1999 to return the warrant to the Company and receive in exchange therefor 20,000 shares of the Company's Common Stock, provided that such right shall expire if any portion of the warrant is exercised. The Company also issued to two other such investors warrants to purchase an aggregate of 5,000 shares of its Common Stock exercisable during the five-year period beginning on April 10, 1998 and ending on April 10, 2003 at an exercise price of $4.6589 per share. The holders of said warrants have the right at any time during the twelve months immediately following the date of issuance of such warrants to return the warrants to the Company in exchange for an aggregate of 2,145 shares of the Company's Common Stock.

                  The foregoing securities were all issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of
                  Section 4(2) thereof, as transactions by an issuer not involving a public offering, each recipient of securities having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities. No placement fees or commissions were paid in connection with the issuance of the securities.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)  Exhibits

                       EXHIBIT NUMBER  DESCRIPTION
                       --------------  -----------
                            10.1       Employment Agreement dated March 26,1998
                                         between Tekno Comix, Inc., and Andrew
                                         S. Bailen

                            10.2       Form of Stock Purchase Agreement between
                                         the Company and Individual Investors

                            27.1       Financial Data Schedule

                  (B)  Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         BIG ENTERTAINMENT, INC.

Date: May 15, 1998       By:   /s/ Mitchell Rubenstein
                              Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)

Date: May 15, 1998       By:  /s/ Marci L. Yunes
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NUMBER  DESCRIPTION
--------------  -----------

     10.1 Employment Agreement dated March 26, 1998 between Tekno Comix, Inc., and Andrew S. Bailen

     10.2 Form of Stock Purchase Agreement between the Company and Individual Investors

     27.1       Financial Data Schedule