Form 10QSB
period 1998-06-30
BIG ENTERTAINMENT INC
filed 1998-08-14
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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

Yes  X    No __

         As of August 11, 1998, the number of shares outstanding of the issuer's Common Stock, $.01 par value, was 7,641,082.


                             BIG ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                                            PAGE(S)
                                                                                             -------
Item 1.       Consolidated Financial Statements

                  Consolidated Balance Sheets as of June 30, 1998
                  (unaudited) and December 31, 1997..........................................  3

                  Consolidated Statements of Operations for the Three
                  and Six Months ended June 30, 1998 and 1997 (unaudited) ...................  4

                  Consolidated Statements of Cash Flows for the
                  Six Months ended June 30, 1998 and 1997 (unaudited)........................  5

                  Notes to Consolidated Financial Statements (unaudited)..................... 6-11

Item 2.     Management's Discussion of Financial Condition and Results
            of Operations....................................................................12-28

PART II     OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds........................................  29

Item 6.     Exhibits and Reports on Form 8-K.................................................  29

Signature   .................................................................................  30

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    1998            1997
                                                                                -----------      ------------
                                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $    233,631     $    887,153
  Subscription receivable from shareholders                                         500,000              -
  Receivables, net                                                                  286,811          243,168
  Merchandise inventories                                                         1,736,042        2,417,224
  Prepaid expenses                                                                  415,753          548,206
  Franchise fee receivable                                                              -            350,000
  Other current assets                                                              142,911          163,099
                                                                               ------------     ------------
  Total current assets                                                            3,315,148        4,608,850

PROPERTY AND EQUIPMENT, net                                                       3,723,311        4,069,171
INVESTMENT IN NETCO PARTNERS                                                      1,491,059        1,533,567
INTANGIBLE ASSETS, net                                                              157,399          163,393
GOODWILL, net                                                                       316,097          325,817
OTHER ASSETS                                                                        680,838          531,523
DEFERRED TAX ASSET                                                                1,407,600        1,407,600
                                                                               ------------     ------------
TOTAL ASSETS                                                                   $ 11,091,452     $ 12,639,921
                                                                               ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $  1,137,531     $  2,108,202
  Revolving line of credit                                                          818,405          535,000
  Accrued professional fees                                                         137,952          205,313
  Other accrued expenses                                                            409,698          559,050
  Deferred revenue                                                                  269,154          523,301
  Current portion of loan from shareholder/officer                                  970,500           85,000
  Current portion of capital lease obligations                                    1,009,969          768,714
                                                                               ------------     ------------
  Total current liabilities                                                       4,753,209        4,784,580
                                                                               ------------     ------------
CAPITAL LEASE OBLIGATIONS, less current portion                                   1,817,476        1,803,344
                                                                               ------------     ------------
LOAN FROM SHAREHOLDER/OFFICER, less current portion                                 500,000              -
                                                                               ------------     ------------
DEFERRED REVENUE                                                                    241,250          315,783
                                                                               ------------     ------------
CONVERTIBLE DEBENTURE, net                                                              -            542,250
                                                                               ------------     ------------
MINORITY INTEREST                                                                   179,509           90,111
                                                                               ------------     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 540,177 shares authorized; none outstanding          -                -
  Series A variable rate convertible preferred stock, $6.25 stated
      value, 217,600 shares authorized, issued and outstanding.
      Liquidation preference of $1,562,912.                                       1,360,000        1,360,000
  Series B variable rate convertible preferred stock, $5.21 stated and liquidation value, 142,223 shares authorized; 122,846 shares issued and
      outstanding.                                                                  640,000          640,000
  Series C, 4% convertible preferred stock, $100 stated value, 100,000 shares authorized; 20,000 shares issued and outstanding. Liquidation preference
      of $2,000,000.                                                              2,000,000        2,000,000
  Common stock, $.01 par value, 25,000,000 shares authorized; 7,455,282 and
      6,896,340 shares issued and outstanding at June 30, 1998 and December
      31, 1997, respectively.                                                        74,553           68,963
  Additional paid-in capital                                                     28,555,872       26,258,500
  Accumulated deficit                                                           (29,030,417)     (25,223,610)
                                                                               ------------     ------------
  Total shareholders' equity                                                      3,600,008        5,103,853
                                                                               ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 11,091,452     $ 12,639,921
                                                                               ============     ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                          THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------    ------------------------------
                                                              1998           1997              1998             1997
                                                        --------------  -------------     --------------  --------------
NET REVENUES                                            $    2,558,290  $   1,910,734    $    5,268,226  $    3,614,889

COST OF SALES                                                1,458,925      1,025,697         2,564,450       1,980,102
                                                        --------------  -------------     -------------   -------------
    Gross profit                                             1,099,365        885,037         2,703,776       1,634,787
                                                        --------------  -------------     -------------   -------------
OPERATING EXPENSES:
    Selling, general and administrative                      1,973,875      1,406,592         3,920,281       2,553,172
    Salaries and benefits                                      993,361        837,118         2,079,374       1,787,579
    Amortization of goodwill and intangibles                     7,861        113,151            15,714         226,296
                                                        --------------  -------------     -------------   -------------

        Total operating expenses                             2,975,097      2,356,861         6,015,369       4,567,047
                                                        --------------  -------------     -------------   -------------

        Operating loss                                      (1,875,732)    (1,471,824)       (3,311,593)     (2,932,260)

EQUITY IN EARNINGS OF NETCO PARTNERS                           121,212      1,819,333           290,394       1,822,500

OTHER:

    Interest, net                                             (206,536)       (70,514)         (441,124)       (119,622)
    Other, net                                                  10,097          9,974            22,794          20,194
                                                        --------------  -------------     -------------   -------------

        (Loss) income before minority interest              (1,950,959)       286,969        (3,439,529)     (1,209,188)

MINORITY INTEREST                                             (148,603)      (101,759)         (242,977)       (133,739)
                                                        --------------  -------------     -------------   -------------

         Net (loss) income                              $   (2,099,562) $     185,210     $  (3,682,506)  $  (1,342,927)
                                                        ==============  =============     =============   =============

Basic and diluted (loss) earnings per common share      $        (0.29) $        0.02     $       (0.53)  $       (0.25)
                                                        ==============  =============     =============   =============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                 BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                               (Unaudited)

                                                                             1998                1997
                                                                          ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (3,682,506)       $ (1,342,927)
     Adjustments to reconcile net loss to cash used in
     operating activities:
       Depreciation and amortization                                           515,532             566,628
       Equity in net earnings of Netco Partners, net of
         (invested)/return of capital                                           42,508          (1,850,779)
       Issuance of compensatory stock options and warrants                      15,578              17,662
       Recognition of deferred gain                                            (22,794)            (20,194)
       Amortization of deferred financing costs                                 61,262               8,314
       Amortization of discount on convertible debentures                      107,750                   -
       Minority interest                                                       242,977             133,739
       Changes in assets and liabilities:
         Receivables                                                           306,357             (41,117)
         Prepaid expenses                                                      132,453             278,020
         Merchandise inventories                                               681,182            (120,283)
         Other current assets                                                    9,126             (90,070)
         Other assets                                                         (136,769)            (15,414)
         Accounts payable                                                     (970,671)            282,943
         Accrued professional fees                                             (67,361)            (27,500)
         Deferred revenue                                                     (305,886)            (81,507)
         Other accrued expenses                                               (165,129)           (209,800)
                                                                          ------------        ------------
           Net cash used in operating activities                            (3,236,391)         (2,512,285)
                                                                          ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                                (109,906)           (141,660)
     Investment in patents and trademarks                                            -             (19,769)
     Return of capital from Tekno Books to minority partner                   (153,579)           (149,548)
                                                                          ------------        ------------
           Net cash used in investing activities                              (263,485)           (310,977)
                                                                          ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from revolving line of credit                                283,405                   -
     Net proceeds from shareholder/officer loan                              1,385,500             912,000
     Proceeds from the issuance of preferred stock                                   -             480,000
     Proceeds received in advance of issuing convertible debentures                  -             425,000
     Net proceeds from issuance of common stock                                999,461                   -
     Dividends on preferred stock                                              (40,000)            (40,000)
     Net proceeds (repayments) under capital lease obligations                 217,988            (219,085)
                                                                          ------------        ------------
           Net cash provided by financing activities                         2,846,354           1,557,915
                                                                          ------------        ------------
           Net decrease in cash and cash equivalents                          (653,522)         (1,265,347)

CASH AND CASH EQUIVALENTS, beginning of period                                 887,153           1,675,852
                                                                          ------------        ------------
CASH AND CASH EQUIVALENTS, end of period                                  $    233,631        $    410,505
                                                                          ============        ============
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
     Interest paid                                                        $    254,323        $    108,811
                                                                          ============        ============

Non-Cash Investing and Financing Activities:
     During the six months ended June 30,1998 the Company entered into capital lease transactions totaling $37,399.
     During the six months ended June 30,1998 the Company recorded dividends on Series A and B Convertible Preferred Stock in the amount of $84,301 which were paid through the issuance of 17,251 shares of common stock.
     During the six months ended June 30,1998 the Company recorded the conversion of $650,000 of convertible debentures, plus accrued interest, into 173,568 shares of common stock.
     During the six months ended June 30, 1998 Company issued 100,000 shares of common stock under a private equity line agreement with two investors for $500,000, less accrued expenses of $74,315. The Company issued 3,000 shares of common stock to the placement agent as part of this transaction.
     During the six months ended June 30,1998 the Company issued 10,430 shares of restricted common stock valued at $50,000 to an employee.

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements have been prepared by Big Entertainment, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

The results of operations and cash flows for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 1998.

The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(2)   DEBT:

In December 1997, the Company established a $5 million credit facility with BankBoston, which the Company is using to finance the cost of inventories for its entertainment retail division. The primary obligor on the credit facility is the Company's wholly owned subsidiary that constitutes the Company's entertainment retail division, and the Company is guarantor. Availability under this credit facility is limited to 50%-55% of the cost of retail inventories and certain other factors. The term of the facility is 48 months. Interest is payable monthly at the prime rate plus 1% for the first two years (9.5% at June 30, 1998) and the prime rate plus 1/2% for the third and fourth years. The credit facility includes an annual commitment fee of 1% and a monthly facility fee of $2,500. In addition, BankBoston received five-year warrants to buy 30,000 shares of the Company's Common Stock at an exercise price of $9.68 per share. As of June 30, 1998, the Company's outstanding balance on the line of credit was $818,405, essentially utilizing the then available borrowing base. The facility is secured by cash, inventory and accounts receivable of the Company's entertainment retail division. The loan agreement provides for various financial performance covenants, including maintaining specified levels of working capital, inventory, gross margin, and earnings before interest, taxes, depreciation and amortization covenants, all measured by comparison to the entertainment retail division's business plan, which is subject to modification from time to time as may be approved by the lender. The loan agreement also sets forth certain covenants requiring a minimum level of vendor trade support, limitations on cash dividends paid by the entertainment retail subsidiary to the Company (other than for overhead allocations), and limitations on capital expenditures. The Company is out of compliance with certain covenants described above and is currently in discussion with BankBoston to modify the business plan originally submitted to BankBoston and have such plan approved by BankBoston in order to be in compliance with all such covenants throughout 1998. Although there can be no assurance such modified plan will be approved, the Company does not anticipate that such covenants and limitations will materially adversely affect the Company.

The Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President have extended a $1.1 million unsecured line of credit facility to the Company, of which $500,000 is due subsequent to July 1, 1999. The line of credit bears interest at the JP Morgan Bank prime rate of interest. In addition, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President, previously represented that they would provide the Company, if required, with an amount not to exceed $2.5 million during 1998 in order to enable the Company to meet its working capital requirements for the balance of 1998; provided, however, that this commitment would terminate in the event the Company raised no less than $2.5 million from other sources during the year. As of June 30, 1998, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President had advanced $1,470,500 to the Company pursuant to the line of credit facility and their additional commitment. In August 1998, since the Company had at that time raised more than $2.5 million from other sources during 1998, thereby in effect extinguishing the previous commitment, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President further represented that they would provide the Company, if required, with an amount not to exceed $1.0 million during the remainder of 1998, under a similar provision that the commitment will terminate in the event the Company raises no less than $1.0 million from other sources during the balance of the year. In the event that the Company raises less than $1.0 million, the dollar amount of the commitment will be reduced on a "dollar for dollar" basis to the extent of such funds raised by the Company. This commitment is in addition to the existing $1.1 million credit facility extended by these executives and in addition to funds available to the Company under its private equity line of credit discussed in note 3. Any such working capital financing provided to the Company by the Company's Chairman and Chief Executive Officer and the Company's Vice Chairman and President will be upon terms negotiated and agreed to between them and the Company's Board of Directors.

During May 1998, the Company entered into a sale/leaseback transaction with FINOVA Capital Corporation ("FINOVA") for 17 Entertainment Super-Kiosk units. The Company entered into a similar transaction with FINOVA during 1996 for its other kiosk units. The terms of the 1998 sale/leaseback transaction are an aggregate sales price of $600,674, which approximated 75% of the original invoice cost for the units, a 42-month lease term, monthly payments approximating $18,300, and a $1 buy-out at the end of the lease term. The net proceeds to the Company after all transaction costs were $582,640.

In August 1997, the Company issued a $650,000 4% convertible debenture to a single institutional investor. The debenture was convertible by the holder into shares of the Company's Common Stock at a conversion price based on the current market price of the Company's Common Stock at the time of conversion. During the period from February through May 1998, the debenture holder converted the entire $650,000 debenture plus accrued interest into a total of 173,568 shares of Common Stock. In conjunction with issuance of the debenture, the buyer received warrants to buy 32,499 shares of Common Stock at exercise prices ranging from $6.00 to $6.53 per share. The warrants expire March 2, 2003. The Company recorded the convertible debenture net of a discount of $215,500 attributable to the intrinsic value of the nondetachable conversion feature. The discount was amortized as interest expense from the date of issuance through April 1998. As of June 30, 1997, $425,000 had been advanced to the Company by this investor prior to the issuance of the convertible debenture.

(3)   COMMON STOCK:

In March and April, 1998, the Company sold 248,053 shares of its Common Stock to five accredited investors for gross proceeds of $1,037,500. In conjunction with the sale of these shares, the Company issued five-year warrants to three investors to purchase 55,000 shares of the Company's Common Stock at $4.66 per share. Expenses related to the issuance of these securities totaling $37,500 were accrued. The holders of the above warrants have the right at any time during the one year period from the date said warrants were issued to exchange the warrants for an aggregate of 22,145 shares of Common Stock.

On June 30, 1998, the Company entered into a private equity line of credit agreement with two accredited investors. Pursuant to this agreement, these investors issued irrevocable commitments to purchase $1,500,000 of Common Stock of the Company over a one-year period and on June 30, 1998 these investors purchased an initial 100,000 shares of the Company's Common Stock at the market price of $5.00 per share. In conjunction with establishment of the equity line of credit, the Company issued warrants to these investors to purchase 45,000 shares of the Company's Common Stock for an average price of $2.89 per share. The exercise price of the warrants for 20,000 of the shares is subject to reduction depending on the number of initial shares of the Company's Common Stock that the investors still own 6 months subsequent to their initial purchase. All of the warrants are exercisable for a three-year period beginning December 1, 1998. The gross proceeds of $500,000 from the sale of these securities were received in July 1998. Expenses related to establishment of the equity line of credit and for the issuance of the initial securities pursuant to this line of credit totaling $74,315 were accrued as of June 30, 1998. In addition, the Company issued 3,000 shares of Common Stock to the placement agent as part of this transaction. As of June 30, 1998 these investors remain obligated to invest an additional $1,000,000 in the Company's Common Stock. The Company is under no obligation to sell these shares to the investors, but may elect to do so in the future based on its need for capital and the price of the Company's Common Stock. The remaining shares may be put by the Company to the investors at a price based on the market price of the Company's Common Stock, subject to various restrictions and provisions concerning frequency of the puts, maximum individual put amounts and a minimum market price for the Company's Common Stock. No additional warrants will be issued in conjunction with the remaining shares.

(4)  FRANCHISE FEE INCOME:

Net revenues for the six months ended June 30, 1998 include franchise fee income of $350,000 as the Company received $350,000 as a territorial exclusivity fee under its amended franchise agreement with its franchisee for the Phoenix, Arizona market. The Company is not obligated to provide any additional support to the franchisee under this agreement.

(5)  NETCO PARTNERS

The Company owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the publishing and licensing of entertainment properties including TOM CLANCY'S NET FORCE. NetCo Partners has entered into numerous licensing agreements for TOM CLANCY'S NET FORCE including book publishing agreements with The Berkley Publishing Group, Books on Tape, Inc. and various foreign publishers, an ABC television mini-series agreement, a product placement agreement with the Dodge division of Chrysler Corporation, and a toy licensing agreement with Playmates Toys, Inc. NetCo Partners recognizes revenues pursuant to these contracts when the earnings process has been completed based on the terms of the various contracts. During the quarter ended June 30, 1997, NetCo Partners recorded significant revenues related to the TOM CLANCY'S NET FORCE licensing agreements as this was the quarter in which the project had progressed to the point where revenues had been earned. The revenues, gross profit and net income of NetCo Partners for the three and six months ended June 30, 1998 and 1997 are presented below:


                      THREE MONTHS ENDED JUNE 30                   SIX MONTHS ENDED JUNE 30
                  -----------------------------------          ------------------------------
                      1998                   1997                   1998             1997
                  -----------           -------------          -----------       ------------
Revenues          $   323,000           $   4,225,000          $   780,944       $  4,231,149
Gross Profit          270,555               3,643,923              637,422          3,650,258
Net Income            242,424               3,638,665              580,789          3,645,000


As of June 30, 1998, NetCo Partners has $3,702,714 in accounts receivable. Management of NetCo Partners believes that these receivables will be collected in full and no reserves have been established.

Cash flow generated by NetCo Partners is split equally by the Company and its 50% partner. As of June 30, 1998, the Company has received cumulative profit distributions from NetCo Partners since its formation totaling $1,700,304 in addition to reimbursement of substantially all amounts advanced by the Company to fund the operations of NetCo Partners.

(6)   EARNINGS (LOSS) PER COMMON SHARE:

Basic earnings (loss) per common share is computed by dividing net earnings
(loss) after deducting dividends applicable to preferred stock, by the weighted average number of common and common equivalent shares outstanding.

Diluted earnings per common share for the three months ended June 30, 1997 were determined on the assumption that stock options and warrants outstanding were exercised during the three months ended June 30, 1997, increasing the weighted average shares outstanding.

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the three and six months ended June 30, 1998 and 1997:


                                                    THREE MONTHS ENDED JUNE 30                SIX MONTHS ENDED JUNE
                                               ------------------------------------     --------------------------------
                                                   1998                      1997           1998                 1997
                                               -----------               ----------     ------------         -----------
Numerator for Basic and Diluted Earnings (Loss) per Share:

   Net Earnings (Loss)                        $ (2,099,562)           $   185,210       $ (3,682,506)        $(1,342,927)

   Less: Preferred Stock Dividends                 (62,383)               (52,179)          (124,301)           (103,502)
                                              ------------            -----------       ------------         -----------
   Earnings (Loss) Available to
      Common Shareholders                     $ (2,161,945)           $   133,031       $ (3,806,807)        $(1,446,429)
                                              ============            ===========       ============         ===========

Denominator for Diluted Earnings (Loss) per Share:

   Weighted Average Shares                       7,330,713              5,880,956          7,152,910           5,875,836

   Effect of Dilutive Securities:
       Stock Options and Warrants                        -                 48,378                  -                   -
                                              ------------            -----------       ------------         -----------
   Adjusted weighted Average Shares
      and Assumed Conversions                    7,330,713              5,929,334          7,152,910           5,875,836
                                              ============            ===========       ============         ===========

Basic and Diluted Earnings
      (Loss) per Share                        $      (0.29)           $      0.02       $      (0.53)        $     (0.25)
                                              ============            ===========       ============         ===========


The inclusion of convertible preferred shares as dilutive securities would have an antidilutive effect on the earnings per share calculation and has therefore been excluded from the calculation for the three and six months ended June 30, 1998 and 1997.

Options and warrants to purchase shares of Common Stock were not included in the computation of loss per share for the three and six months ended June 30, 1998 and for the six months ended June 30, 1997 because the result would be antidilutive.

(7) RECENTLY ISSUED ACCOUNTING STANDARDS:

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has adopted SFAS 130 beginning January, 1 1998. For the periods being reported on, comprehensive income and net income are the same.

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting of selected information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning with the annual financial statements for the year ended December 31, 1998. The Company is currently evaluating the additional disclosure which will be provided pursuant to SFAS 131.

(8) FORMATION OF HUGE ENTERTAINMENT:

In March 1998, the Company, C.P. Group, and Dr. Martin H. Greenberg, CEO of Tekno Books and a director of the Company, agreed to contribute certain assets to a newly formed entity, Huge Entertainment, in exchange for equity ownership and an aggregate of $8 million in promissory notes from Huge Entertainment. In exchange for 51.75% of the equity of Huge Entertainment and a promissory note in the amount of $4,140,000, the Company is contributing (i) 100% of the intellectual properties presently owned by the Company, (ii) the Company's 50% ownership interest in NetCo Partners, and (iii) the Company's 51% interest in Tekno Books. In exchange for 46.05% of the equity of Huge Entertainment and a promissory note in the amount of $3,684,000, C.P. Group is contributing (i) its 50% ownership interest in NetCo Partners, and (ii) one additional intellectual property, TOM CLANCY'S TOP SECRET. In addition, the Company and C.P. Group have agreed that TOM CLANCY'S CYBERNATION, an intellectual property that was created as part of the creative process of developing TOM CLANCY'S NET FORCE, will also be contributed to Huge Entertainment. In exchange for 2.20% of the equity in Huge Entertainment and a promissory note in the amount of $176,000, Dr. Martin
H. Greenberg is contributing a 24.5% ownership interest in Tekno Books. The formation of Huge Entertainment has been approved by the Company's Board of Directors. It is anticipated that the transaction will be completed during the second half of 1998. Plans are for Huge Entertainment to go public via an IPO of Huge Entertainment securities although there can be no assurance that Huge Entertainment will successfully complete an IPO or any other financing.

The promissory notes bear interest at the Citibank, N.A. prime rate and mature in seven years. Any payments on the notes will be made pro rata to all note holders. The notes provide for optional prepayment without penalty and mandatory prepayment (except in certain limited circumstances) in the event of an initial public offering or other issuance of equity by Huge Entertainment.

(9) INCOME TAXES:

A deferred tax asset and income tax benefit of $1,407,600 was recorded in the fourth quarter of 1997. As a result of the transaction discussed above, net income of approximately $4.1 million is expected to be generated which will utilize a portion of the loss carryforward that exists as a result of operating losses generated from inception (January 22, 1993) to June 30, 1998, thus generating a deferred tax asset.

(10) COMMITMENTS AND CONTINGENCIES:

The Company has aggressively pursued closure of its marginal entertainment retail kiosks and has closed 13 kiosks since June 30, 1998. The Company is currently negotiating with a national retail chain that has expressed an interest in either acquiring or entering into a joint venture for the available kiosks and kiosk lease locations, and with its lessors to obtain assignment of and/or release from certain of its lease obligations, which are typically short-term in duration. Due to the uncertainty surrounding the outcome of these negotiations, the Company has not established a reserve for the closure of these kiosks as the Company is unable to estimate the cost associated with termination of the leases and any write-down of the closed kiosks which may be appropriate pending the outcome of these negotiations.

(11) RECLASSIFICATION:

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 classification.

(12) SUBSEQUENT EVENT:

In July 1998, several members of the Company's Board of Directors made a direct investment for consideration totaling $800,000 (or $5.00 per share, approximating market price at the time) in the Company for the purchase of 160,000 shares of the Company's Common Stock and warrants to acquire 80,000 shares of the Company's Common Stock for $5.00 per share at any time over the next 5 years.

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS.

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Big Entertainment, Inc. ("Big Entertainment" or the "Company") which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. Such factors include, but are not limited to, the Company's limited availability of cash and working capital; operating losses and accumulated deficit; limited operating history; risks related to retail operations; competition; risks related to trademarks and proprietary rights; dependence on management; dependence on licensees; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

GENERAL

Big Entertainment is a diversified entertainment company engaged in the development and licensing of intellectual properties, the development and licensing of books, and the operation of entertainment-related retail stores. The Company also has two internet-related ventures, an internet studio store, which sells entertainment-related products which are also available in the Company's retail stores, and "mysterypages.com." "Mysterypages.com" is a joint site promoting one of the Company's publications, MYSTERY SCENE MAGAZINE, and two other mystery publications. With a combined circulation of over 60,000 for the three publications, this new site is expected to attract many mystery readers.

Big Entertainment conducts these activities through the Company and its wholly and majority-owned subsidiaries, as well as through a joint venture known as NetCo Partners, in which the Company has a 50% ownership interest. The Company has agreed to contribute its intellectual properties to a newly formed entity, Huge Entertainment, which is discussed on page 15. Upon consummation of this transaction, which is anticipated to be completed during the second half of 1998, the Company will have a 51.75% ownership interest in Huge Entertainment, and it will conduct all of its intellectual properties activities through Huge Entertainment.

Pending the consummation of the Huge Entertainment transaction, the Company has two current operating divisions: the intellectual properties division and the entertainment retail division.

The intellectual properties division owns the exclusive rights to certain original characters and concepts, created by best-selling authors and media celebrities, which it licenses across all media, including books, films and television, multi-media software, toys and other products. The Company and NetCo Partners acquire the rights to these intellectual properties pursuant to agreements that generally grant them the exclusive rights to the intellectual properties and the right to use the creator's name in the titles of the intellectual properties (such as TOM CLANCY'S NET FORCE, MICKEY SPILLANE'S MIKE DANGER, and LEONARD NIMOY'S PRIMORTALS). The intellectual properties division also includes a book development and licensing operation which focuses on developing and executing book projects, frequently with best-selling authors, which books are then licensed for publication to book publishers such as HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Viking Press and Warner Books.

The entertainment retail division operates a chain of retail studio stores and "Entertainment Super-Kiosks" that sell entertainment-related merchandise. In addition, the Company has an agreement with The ABC Television Network ("ABC"), a division of The Walt Disney Company ("Disney") pursuant to which the entertainment retail division runs ABC video clips on the television monitors in the Entertainment Super-Kiosks in exchange for promotional and advertising spots on ABC affiliate television stations.

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

The Company's intellectual properties include, among others: LEONARD NIMOY'S PRIMORTALS; GENE RODDENBERRY'S XANDER IN LOST UNIVERSE; ISAAC ASIMOV'S I-BOTS; MICKEY SPILLANE'S MIKE DANGER; JOHN JAKES' MULLKON EMPIRE; ANNE MCCAFFREY'S
ACORNA: THE UNICORN GIRL; MARGARET WEIS' TESTAMENT OF THE DRAGON; NEIL GAIMAN'S MR. HERO - THE NEWMATIC MAN; NEIL GAIMAN'S TEKNOPHAGE; NEIL GAIMAN'S LADY JUSTICE; NEIL GAIMAN'S ADAM KAIN; and NEIL GAIMAN'S WHEEL OF WORLDS. Gene Roddenberry is the creator of STAR TREK/Trademark/.

The Company's licensing agreements include:

/bullet/ A joint CD-ROM publishing venture with Sierra On-Line, one of the largest worldwide publishers of interactive entertainment, productivity and educational software, for an interactive CD-ROM of LEONARD
         NIMOY'S PRIMORTALS.

/bullet/ An initial joint publishing agreement with HarperCollins, one of the largest publishers in the world and a division of The News Corporation, to publish hardcover books, paperback books, and/or illustrated novels for ANNE MCCAFFREY'S ACORNA: THE UNICORN GIRL; ISAAC ASIMOV'S I-BOTS, and MARGARET WEIS' TESTAMENT OF THE DRAGON, and a second agreement with HarperCollins for publication of additional novels in the ANNE MCCAFFREY'S ACORNA series.

/bullet/ A publishing agreement with Warner Books, a division of Time Warner, Inc., for LEONARD NIMOY'S PRIMORTALS.

/bullet/ A film licensing agreement with Pressman Films for MICKEY SPILLANE'S
         MIKE DANGER. (Pressman Films may co-produce and/or co-distribute this property as a feature film or television series in conjunction with Miramax Films, a division of Disney.) Pressman Films is expected to produce this film in 1999.

/bullet/ A joint publishing agreement with Miramax Books and Hyperion Books, both divisions of Disney, for publication of a book based on MICKEY SPILLANE'S MIKE DANGER.

/bullet/ A licensing agreement with Books on Tape, Inc. for production of unabridged audio recordings of two prose novels based on ANNE MCCAFFREY'S ACORNA: THE UNICORN GIRL.

/bullet/ Various foreign licensing agreements for publication of both LEONARD
         NIMOY'S PRIMORTALS and ANNE MCCAFFREY'S ACORNA: THE UNICORN GIRL.

Other significant licensing activities are carried out by the Company through its NetCo Partners joint venture. These licensing activities are discussed on pages 17-18 herein.

BOOK DEVELOPMENT AND LICENSING. Big Entertainment conducts its book development and licensing activities through its 51%-owned subsidiary, Tekno Books. Tekno Books is a leading developer of fiction and non-fiction books, with approximately 985 books published to date (including approximately 75 books published during 1997 and approximately 30 books published during the first half of 1998) and approximately another 180 books under contract that are forthcoming. Tekno Books is not a book publisher itself, and therefore it does not bear the expenses and risks of a typical book publisher. Instead, Tekno Books works to develop concepts, frequently in conjunction with one or more best-selling authors and/or media celebrities, which it then licenses to a publisher for publication. In addition, Tekno Books provides the Company with access to a number of best-selling authors. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. These books have been published with more than 60 publishers (including HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Viking Penguin and Warner Books), translated into 31 languages, and selected by 22 different book clubs. Tekno Books is also a leading producer of novels and anthologies in the science fiction, fantasy, mystery, horror and western genres.

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

In November 1997, Tekno Books entered into an agreement with MGM Consumer Products granting Tekno Books the right to publish books based on the past, present and future properties from the film and television show libraries of Metro-Goldwyn-Mayer Studios, United Artists Corporation, Orion Pictures Corporation, and Goldwyn Entertainment, Inc. As part of this contract, Tekno Books acquired the right to use the MGM name and trademark in connection with the books published. The initial contract is for 15 months with an automatic renewal provided Tekno Books is in compliance with the terms of the contract. Tekno Books will pay MGM a royalty based on the net profits generated from the books. Several books are currently being developed based on the rights granted to Tekno Books under the MGM contract. The first three books, which are based on the MGM property POLTERGEIST: THE LEGACY, which is presently airing on Showtime, are scheduled to be published beginning in 1999.

Also during 1997, Tekno Books, through its wholly-owned subsidiary, Tekno Books International, LLC, entered into an agreement with The Classica Foundation, a Russian charitable organization. The Classica Foundation holds the only catalogue of archived documents contained in the Russian archives consisting of millions of documents that were captured by the Soviets from the German archives at the end of World War II. This agreement with The Classica Foundation grants Tekno Books International, LLC the exclusive use of this catalogue to the Russian archives, and the right to copy the materials contained therein for use in licensing to publishers rights to publication of books and for licensing rights for CD-ROMs, on-line, documentaries, television specials and feature films based on these materials. Tekno Books has developed an extensive list of major book projects that can be developed from these archives including books about various topics such as the German military, German intelligence activities before and during World War II, the attempt to kill Hitler in 1944, the Nazi party, Hitler's personal papers and correspondence, Germany's plan for the occupation of England and German-Vatican relations. Many of these topics also have the potential to be developed as CD-ROMs, television specials and feature films. Work has begun on several book projects based on the archived materials. The Company and Tekno Books intend to donate copies of any documents related to the Holocaust or any profit derived therefrom to appropriate Holocaust-related charitable organizations. Tekno Books paid $100,000 in 1997 and another $100,000 during the first quarter of 1998 to secure these rights through March 12, 1999. Tekno Books International, LLC has an option, and under certain circumstances an obligation, to extend this agreement through 2005 for an additional payment of $300,000, payable in March 1999. There is one additional 5-year option also available for another $500,000 payment. One-half of the payments to Classica are advances to be credited against The Classica Foundation's 50% profit participation.

FORMATION OF HUGE ENTERTAINMENT LLC. In March 1998, the Company, C.P. Group, and Dr. Martin H. Greenberg, CEO of Tekno Books and a director of the Company, agreed to contribute certain assets to a newly formed entity, Huge Entertainment, in exchange for equity ownership in Huge Entertainment and an aggregate of $8 million in promissory notes from Huge Entertainment. Huge Entertainment is a pure-play content company that will focus on obtaining additional intellectual properties and the development and licensing of intellectual properties in multiple media formats. In exchange for 51.75% of the equity of Huge Entertainment and a promissory note in the amount of $4,140,000 from Huge Entertainment, the Company is contributing to Huge Entertainment (i) 100% of the intellectual properties presently owned by the Company, (ii) the Company's 50% ownership interest in NetCo Partners, and (iii) the Company's 51% interest in Tekno Books. In exchange for 46.05% of the equity of Huge Entertainment and a promissory note in the amount of $3,684,000, C.P. Group is contributing to Huge Entertainment (i) its 50% ownership interest in NetCo Partners and (ii) one additional intellectual property, TOM CLANCY'S TOP SECRET. In addition, the Company and C.P. Group have agreed that TOM CLANCY'S CYBERNATION, an intellectual property that was created as part of the creative process of developing TOM CLANCY'S NET FORCE, will also be contributed to Huge Entertainment. In exchange for 2.20% of the equity in Huge Entertainment and a promissory note in the amount of $176,000, Dr. Martin H. Greenberg is contributing a 24.5% ownership interest in Tekno Books.

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

The formation of Huge Entertainment has been approved by the Company's Board of Directors. It is anticipated that the transaction will be completed during the second half of 1998. Plans are for Huge Entertainment to go public via an IPO of Huge Entertainment securities although there can be no assurances that Huge Entertainment will successfully complete an IPO or any other financing.

ENTERTAINMENT RETAIL DIVISION

The Company operates mall-based retail stores which sell entertainment-related merchandise including apparel, jewelry, art, collectibles, novelty items, and books. The merchandise is based on movies and television shows such as Star Wars/Trademark/, Star Trek/Trademark/, X-Files/Trademark/, South Park/Trademark/ and Batman/Trademark/. The Company operates two different retail formats - Entertainment Super-Kiosks and in-line studio stores. The Entertainment Super-Kiosks feature an innovative futuristic design intended to create an exciting shopping environment that encourages browsing and impulse purchases. The Entertainment Super-Kiosks average 166 square feet in size. During the fourth quarter of 1997, the Company opened three prototype in-line studio stores. The new format in-line studio store prototype, at approximately 3,000 square feet, is significantly larger than the Entertainment Super-Kiosks and enables the Company to offer a broader array of merchandise targeted at a wider segment of the market.

The Company currently operates 13 mall-based retail stores consisting of nine Entertainment Super-Kiosks and four in-line stores, including the three new prototype studio stores and one mini in-line store. This represents a significant reduction in the number of locations open, as the Company has aggressively pursued closing its marginal kiosk locations throughout 1998, including 13 locations which have been closed since June 30, 1998. To date in 1998, the Company has eliminated approximately 100 positions, primarily store employees, as a result of the reduction in the number of kiosks. Other expense savings from the reduction in kiosks include reduced travel and distribution costs. The benefits of these cost reductions will be realized during the second half of 1998. Unlike a typical retail store, a closed kiosk can be temporarily placed in storage and later redeployed to a more desirable location, or possibly sold. The Company is currently in discussions with a national retail chain that has expressed an interest in the available kiosks and related leases upon terms to be negotiated, and with its landlords for assignment of and/or release from certain of the leased locations. Such discussions could possibly encompass a sale or joint venture (to be managed and funded by the national retail chain) of the entire kiosk operation. This would permit the Company to focus its retail efforts exclusively on the in-line studio stores. There can be no assurances that such plans will be effectuated. The Company currently plans to open three in-line studio stores during the balance of 1998 with the primary focus being expansion of the in-line studio store concept going forward. The Company believes that its in-line studio store expansion will enable it to more quickly achieve economies of scale in the entertainment retail division as a result of the higher average sales per store and through more efficient utilization of retail field and administrative employees. The Company's retail store strategy is to seek prime locations in regional and major shopping malls in geographic areas determined by management as having desirable demographic characteristics.

ABC PROGRAMMING AGREEMENT. In March 1997, the Company entered into an exclusive programming agreement with ABC, a division of Disney. Under this programming agreement, on May 1, 1997, the Company commenced running two times each hour on the video monitors at each of its Entertainment Super-Kiosks, a 12-minute programming segment provided by ABC and its local affiliate television stations. The programming is devoted to upcoming television programs to appear on ABC (including ABC Entertainment, ABC News, ABC Daytime and ABC Sports) and its affiliate stations and new, non-repetitive programming is provided to the Company each month. The Company also agreed to display ABC's logo and other promotional materials complementing the then-current video monitor campaigns. In exchange for its agreement to run the ABC programming exclusively, ABC affiliate stations in the markets where the Company's Entertainment Super-Kiosks are located run promotional and advertising spots on the ABC affiliate stations featuring the Company's Entertainment Super-Kiosks and in-line studio stores. The Company also agreed to sell selected ABC products featuring the ABC logo or its programs (such as "Home Improvement" t-shirts and "Monday Night Football" caps), in its retail outlets. The Company believes that this arrangement with ABC provides its Entertainment Super-Kiosks with a steady source of current programming for the Entertainment Super-Kiosks that appeals to the target customers, at no cost to the Company. Additionally and most importantly, the promotional spots featuring the Company's entertainment retail stores run by the ABC affiliate stations provide the Company with substantial television advertising in the markets where the retail units are located at no cash expense to the Company.

FRANCHISING. All of the Big Entertainment retail stores are currently operated by the Company. As part of its expansion strategy, the Company has entered into a franchise agreement dated December 1995 between the Company and a private investor. This agreement was amended in December 1997. Under the amended agreement, this private investor has the exclusive rights to open Big Entertainment in-line studio stores in the Phoenix, Arizona market area in exchange for a $350,000 territorial exclusivity fee. The amended agreement requires the franchisee to open the first store by December 1999 and to open one store each year thereafter in order to preserve the exclusivity. The Company has the option to reacquire rights to the Phoenix, Arizona territory prior to December 31, 1998, provided no such franchised units have already opened, by issuing the franchisee 100,000 unregistered shares of the Company's Common Stock. Management has represented that it does not intend to exercise this option. The territorial exclusivity fee of $350,000 was received and recorded as income during the first quarter of 1998. The franchise agreement provides for a continuing royalty payable to the Company based upon sales.

The Company signed a second franchise agreement on May 1, 1997, for the Philadelphia area with a private investor.

INTERNET STUDIO STORE. The Company developed an on-line studio store to market a large number of the products currently sold in the Company's retail outlets over the internet. The Company tested the online studio store during the fourth quarter of 1997 and has been working to re-design the store throughout most of 1998. The Company is currently entering into an agreement in principle with an internet entrepreneur to sell one-third of the Company's internet studio-store in exchange for $4 million (which will be reinvested in marketing of the internet studio store on the worldwide web) plus a 50% interest in a related internet site, "1-800TVPRODUCTS.com." "1-800TVPRODUCTS.com" will market products featured in direct response television advertisements on the worldwide web. There are no guarantees or assurances that this transaction will be completed or be completed on the terms as outlined above.

NETCO PARTNERS

The Company also carries out substantial licensing activities through its joint venture known as NetCo Partners. The Company and CP Group are each 50% partners in NetCo Partners. Best-selling author Tom Clancy owns 50% of CP Group. NetCo Partners owns the following intellectual properties: TOM CLANCY'S NET FORCE; ARTHUR C. CLARKE'S WORLD OF ALEXANDER; TAD WILLIAMS' MIRROR WORLD; CATHY CASH SPELLMAN'S MILLENIUM; ANNE MCCAFFREY'S SARABAND; and NEIL GAIMAN'S LIFERS.

The most significant licensing agreements currently involve TOM CLANCY'S NET FORCE, a property owned by NetCo Partners. NetCo Partners reached an agreement with ABC, a division of Disney, to develop and license a television mini-series based on TOM CLANCY'S NET FORCE. ABC has hired the executive producers, the director, the screenwriter and the actors for the mini-series and principal photography has commenced with actual production scheduled to be completed by August 31, 1998. The mini-series based on TOM CLANCY'S NET FORCE is currently scheduled to air for four hours over two nights during the sweeps period in February 1999 and ABC has begun to sell advertising thereon. The agreement provides for a license fee to be paid to NetCo Partners when the mini-series airs plus profit participation for NetCo Partners. All such fees and profit participation are to be split equally between the Company and C.P. Group, each of which is a 50% partner of NetCo Partners. ABC advances all costs for production of the mini-series. In the event that ABC does not air the mini-series by May 1999, the agreement provides for the payment of $1.6 million to NetCo Partners. NetCo Partners recognized $1.6 million as income during the second quarter of 1997 as this was the minimum amount due to NetCo Partners under the agreement and NetCo Partners has fulfilled all of its obligations to ABC under the agreement.

In April 1997, NetCo Partners entered into an agreement with The Berkley Publishing Group ("Berkley"), a division of Penguin Putnam Inc., which is part of the international media group Pearson plc, to publish a series of up to six original novels based on TOM CLANCY'S NET FORCE. The contract, with total maximum advances of $22,000,000, calls for initial publication of the first book to coincide with the airing of the ABC mini-series referred to above. As of June 30, 1998, NetCo Partners has received cumulative gross advances totaling $3,000,000 under this contract, which have been distributed as part of NetCo Partners' normal distributions to the Company and C.P. Group, its partners. An additional $2,062,500 was received and distributed under this agreement in July and August 1998. Additional advances become payable based on specific milestones such as commencement of writing, delivery and acceptance of the manuscripts, and actual publication of each of the six books. This contract also includes royalties on paperback sales to be earned by NetCo Partners.

In April 1997, NetCo Partners also entered into a second agreement with Berkley to publish up to 18 young adult novels based on TOM CLANCY'S NET FORCE. The contract, with total maximum advances of $900,000, calls for initial publication of the first book to coincide with the airing of the ABC mini-series referred to above. An initial advance payment of $450,000 was received by NetCo Partners and distributed during the quarter ended September 30, 1997, as part of NetCo Partners' normal distributions to the Company and C.P. Group, its partners. Additional advances are payable upon publication of each book under this contract. This contract also includes royalties on paperback sales of the young adult novels to be earned by NetCo Partners.

Both of the Berkley contracts grant to Berkley only the North American publishing rights to TOM CLANCY'S NET FORCE. NetCo Partners also plans to license the rights to TOM CLANCY'S NET FORCE in numerous countries throughout the world in all major languages. It is currently anticipated that the aggregate of such foreign licenses will generate approximately 20% to 40% of the revenue being generated by the North

American book licenses referenced above. NetCo Partners has entered into an agreement with Headline Book Publishing Ltd. ("Headline") for the rights to publish the first four TOM CLANCY'S NET FORCE novels in the United Kingdom for a fee of 1.2 million pounds (approximately $2 million). Acceptance of the manuscripts by Berkley, the North American publisher, is deemed acceptance of the manuscripts by Headline under this contract. NetCo Partners received gross advances totaling $489,750 from Headline during the quarter ended March 31, 1998 under this contract, which it distributed to the Company and CP Group, its partners. This portion of the advances was previously accrued in 1997. NetCo Partners has also entered into contracts licensing the adult and young adult TOM CLANCY'S NET FORCE books with four separate licensees for publication of these books in the German, French, Dutch and Norwegian languages. Total advances under these agreements aggregate approximately $1,250,000. NetCo Partners continues to negotiate license agreements for TOM CLANCY'S NET FORCE in other foreign markets.

NetCo Partners also entered into an agreement with Random House Audio Publishing to license the audio book rights for the first two TOM CLANCY'S NET FORCE novels for an aggregate consideration of $600,000. NetCo Partners received gross advances totaling $300,000 during the quarter ended March 31, 1998 under this contract, which it distributed to the Company and CP Group, its partners. This portion of the advances was previously accrued in 1997. NetCo Partners anticipates licensing additional audio books in the series.

In April 1997, NetCo Partners entered into an agreement with the Dodge division of Chrysler Corporation regarding placement of Chrysler and Dodge products in TOM CLANCY'S NET FORCE novels. An initial advance payment of $100,000 was received by NetCo Partners and distributed during 1997 as part of NetCo Partners' normal distributions to the Company and C.P. Group, its partners.

NetCo Partners previously entered into an agreement with Playmates Toys, Inc. ("Playmates Toys") to develop, manufacture and market a line of toys based on TOM CLANCY'S NET FORCE. Playmates Toys, which specializes in boys' action figures, is currently the master toy licensee of STAR TREK/Trademark/ and TEENAGE MUTANT NINJA TURTLES/Trademark/. The agreement with Playmates Toys provides for payment to NetCo Partners of a maximum advance of $1 million. Of this advance, $250,000 was received and recognized as income during 1997, and the balance is payable in stages upon meeting certain contingencies. There can be no assurance that such contingencies can be met, or that the balance of the advance will be paid. Royalties, which will be offset by any advances so paid, are based on a percentage of Playmates Toys' receipts on worldwide sales.

NetCo Partners has also entered into an agreement to license TAD WILLIAMS' MIRRORWORLD to HarperCollins for publication as an illustrated novel.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 ("Q2-98") AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997 ("Q2-97"), AND SIX MONTHS ENDED JUNE 30, 1998 ("Y2-98") AS
COMPARED TO SIX MONTHS ENDED JUNE 30, 1997 ("Y2-97").

The following table summarizes the revenues, cost of sales, gross profit and equity in earnings of NetCo Partners by division for Q2-98, Q2-97, Y2-98, and Q2-97, respectively:

                                                                     INTELLECTUAL            ENTERTAINMENT
                                                                      PROPERTIES                RETAIL              TOTAL
                                                                   ---------------          ---------------     --------------
Q2-98
-----
Net Revenues                                                       $       750,226          $     1,808,064     $    2,558,290
Cost of Sales                                                              397,594                1,061,331          1,458,925
                                                                   ---------------          ---------------     --------------
Gross Profit                                                               352,632                  746,733          1,099,365
Equity in Earnings of NetCo Partners                                       121,212                        -            121,212
                                                                   ---------------          ---------------     --------------
Combined Income                                                    $       473,844          $       746,733     $    1,220,577
                                                                   ===============          ===============     ==============

Q2-97
-----
Net Revenues                                                       $       666,677          $     1,244,057     $    1,910,734
Cost of Sales                                                              363,133                  662,564          1,025,697
                                                                   ---------------          ---------------     --------------
Gross Profit                                                               303,544                  581,493            885,037
Equity in Earnings of NetCo Partners                                     1,819,333                        -          1,819,333
                                                                   ---------------          ---------------     --------------
Combined Income                                                    $     2,122,877          $       581,493     $    2,704,370
                                                                   ===============          ===============     ==============

Y2-98
-----
Net Revenues                                                       $     1,145,453          $     4,122,773     $    5,268,226
Cost of Sales                                                              533,863                2,030,587          2,564,450
                                                                   ---------------          ---------------     --------------
Gross Profit                                                               611,590                2,092,186          2,703,776
Equity in Earnings of NetCo Partners                                       290,394                        -            290,394
                                                                   ---------------          ---------------     --------------
Combined Income                                                    $       901,984          $     2,092,186     $    2,994,170
                                                                   ===============          ===============     ==============

Y2-97
-----
Net Revenues                                                       $     1,133,679          $     2,481,210     $    3,614,889
Cost of Sales                                                              640,004                1,340,098          1,980,102
                                                                   ---------------          ---------------     --------------
Gross Profit                                                               493,675                1,141,112          1,634,787
Equity in Earnings of NetCo Partners                                     1,822,500                        -          1,822,500
                                                                   ---------------          ---------------     --------------
Combined Income                                                    $     2,316,175          $     1,141,112     $    3,457,287
                                                                   ===============          ===============     ==============


NET REVENUES

Net revenues (not including revenues attributable to the Company's 50% interest in NetCo Partners) for Q2-98 increased by 34%, or $647,556, to $2,558,290 from $1,910,734 for Q2-97. Net revenues for Y2-98 increased by $1,653,337, or 46%, to $5,268,226 from $3,614,889 for Y2-97. The increase in net revenues is attributable primarily to growth in the Company's entertainment retail division coupled with an increase in net revenues in the intellectual properties division. For Q2-98, revenues generated by the entertainment retail division comprised 71% of the Company's total revenues while revenues from the intellectual properties division amounted to 29% of the total. By comparison for Q2-97, entertainment retail revenues amounted to 65% of the total and intellectual properties revenues were 35% of the total.

GROSS PROFIT

Overall Company gross profit increased by 24%, or $214,328, to $1,099,365 for Q2-98 from $885,037 in Q2-97. The Company's overall gross profit increased 65%, or $1,068,989, to $2,703,776 in Y2-98 from $1,634,787 in Y2-97. The increase in gross profit is primarily due to increases in gross profit in the Company's entertainment retail division resulting from the impact of the ABC programming agreement. As a percentage of net revenues, gross profit decreased to 43% in Q2-98 from 46% in Q2-97.

INTELLECTUAL PROPERTIES DIVISION

The intellectual properties division generates revenues from several different activities including book development and licensing, licensing, and publishing MYSTERY SCENE MAGAZINE. In Y2-97, publishing also included minor residual revenues from publication of comic books, which the Company has discontinued. The revenue breakdown from these activities is as follows:

                                              Q2-98                          Q2-97
                                      ---------------------        ---------------------
                                             $           %               $            %
                                      ------------     ----        ------------     ----
Book Development & Licensing          $    609,293       81%       $    602,102       90%
Licensing                                  124,571       17              56,092        9
Publishing                                  16,362        2               8,483        1
                                      ------------     ----        ------------     ----

Total                                 $    750,226      100%       $    666,677      100%
                                      ============     ====        ============     ====

                                               Y2-98                       Y2-97
                                      ---------------------        ---------------------
                                             $           %               $            %
                                      ------------     ----        ------------     ----

Book Development & Licensing          $    976,904       85%       $    975,592       86%
Licensing                                  138,171       12             124,146       11
Publishing                                  30,378        3              33,941        3
                                      ------------     ----        ------------     ----

Total                                 $  1,145,453     100%        $  1,133,679      100%
                                      ============     ===         ============     ====

Book development and licensing represents 81% of the revenues generated by the intellectual properties division for Q2-98 and 85% for Y2-98. The Company's book development and licensing activities are conducted through Tekno Books, its 51% owned subsidiary. Tekno Books focuses on developing and executing book projects, frequently with best-selling authors, and then licensing the books for publication with various publishers. Book development and licensing revenues increased by 1%, or $7,191, to $609,293 for Q2-98 from $602,102 for Q2-97, and by $1,312, or less than 1%, for Y2-98 from $975,592 for Y2-97 to $976,904 for
Y2-98. While revenues from Tekno Books increased modestly, the Company anticipates more significant increases in the revenues generated by Tekno Books in the future due to several new contracts which were entered into during 1997. These contracts include an agreement with June Bug Enterprises (the "Magic Johnson Agreement"), an agreement with MGM Consumer Products (the "MGM Agreement"), and an agreement with The Classica Foundation (the "Tekno Classica Agreement"). Under the Magic Johnson Agreement, Tekno Books will work with pro basketball star Magic Johnson to develop a series of educational textbooks with material presented by Magic Johnson as well as a series of children's books and novels. Under the MGM Agreement, Tekno Books has the rights to publish books based on the past, present and future properties from the film and television show libraries of Metro-Goldwyn-Mayer studios, United Artists Corporation, Orion Pictures Corporation, and Goldwyn Entertainment, Inc. Several books are currently being developed pursuant to the MGM Agreement. Under the Tekno Classica Agreement, Tekno Books, through its wholly-owned subsidiary, may develop books for licensing to publishers worldwide and license rights to produce CD-ROMs, documentaries, television specials, and feature films based on archived documents contained in the Russian archives that were captured from the German archives at the end of World War II. Tekno Books currently has a lengthy list of book projects that it plans to develop under the Tekno Classica Agreement, with several books currently under development.

Licensing revenues (excluding revenues generated by NetCo Partners) increased by 122%, or $68,479, from $56,092 in Q2-97 to $124,571 in Q2-98. Licensing revenues include advances and royalties received under the Company's various licensing agreements with HarperCollins, Warner Books, Sierra On-Line, Alliance Entertainment, Books on Tape, Inc. and various licensees for foreign publications. Licensing revenues for Q2-98 primarily consisted of advances under the HarperCollins licensing agreements as two of Big Entertainment's books were published by HarperCollins in June 1998 - ISAAC ASIMOV'S I-BOTS TIME WAS and the mass market edition of ANNE MCCAFFREY'S ACORNA: THE UNICORN GIRL. In addition the manuscript for MARGARET WEIS' DRAGON'S DISCIPLE was delivered to HarperCollins during Q2-98. The Company also entered into a second agreement with HarperCollins during Q2-98, pursuant to which two additional books in the ANNE MCCAFFREY'S ACORNA series will be published. The first book in this series is in its fourth printing and, after several months in the no. 2 position, it is still listed on Amazon.com as the no. 6 bestseller in the young adult science fiction and fantasy category. Advances under the second agreement total $230,000, of which the $57,500 signature advance was recognized as income during Q2-98. Licensing revenues for Q2-98 also include secondary publication rights payments received for publication of ANNE MCCAFFREY'S ACORNA: THE UNICORN GIRL and LEONARD NIMOY'S PRIMORTALS in various foreign countries. Licensing revenues for Q2-97 included advances for books to be published by HarperCollins, as well as royalties from the sales of LEONARD NIMOY'S PRIMORTALS CD-ROM. It is important to note that licensing revenues generated by NetCo Partners (in which the Company has a 50% interest) are not included in the above licensing figures, but rather are included in equity in earnings of NetCo Partners discussed in more detail on page 23.

Publishing revenues increased by 93%, or $7,879, from $8,483 in Q2-97 to $16,362 in Q2-98. Publishing revenues during Q2-98 consist of revenues from publication of MYSTERY SCENE MAGAZINE, a mystery-genre trade journal published by the Company's 51%-owned subsidiary, Fedora, Inc. MYSTERY SCENE MAGAZINE has recently joined with two other mystery magazines, ELLERY QUEEN MYSTERY MAGAZINE and ALFRED HITCHCOCK MYSTERY MAGAZINE, in the formation of a combined internet website called "mysterypages.com," which sells subscriptions to all three magazines, provides an overview of the current magazine issues, includes interviews with mystery and suspense authors and contains a message board for mystery fans to contact their favorite authors. The combined circulation for the three publications is in excess of 60,000 readers. It will soon be possible to buy mystery books over the site through an arrangement with Barnes and Noble's online operation. Publishing revenues decreased by 10%, or $3,563, to $30,378 for Y2-98 from $33,941 for Y2-97. The decrease in publishing revenues on a year-to-date basis is attributable to the Company's decision to discontinue its comic book publishing operation due to the sustained losses incurred in the publication of comic books. The Company began to reduce the number of comic book titles it published during 1996 and completely ceased publication of all titles during the first quarter of 1997. The Company has continued to exploit the intellectual properties which it acquired while publishing comic books through licensing agreements for illustrated novels with Harper Collins and other media, as discussed above.

Gross profit for the intellectual properties division (not including the Company's 50% equity in the earnings of NetCo Partners) increased by 16%, or $49,088, to $352,632 in Q2-98 from $303,544 in Q2-97 and by 24%, or $117,915, to
$611,590 for Y2-98 from $493,675 for Y2-97. This increase in gross profit for Q2-98 reflects increased licensing activities with HarperCollins and the turnaround of publishing to profitability with the elimination of comic book publishing. Cost of goods sold for Y2-97 included certain residual expenses from the publication of comic books. While the Company was engaged in comic book publishing, it advanced 100% of all costs associated with the development of its comic book titles including character and storyline development, design, writing, and illustration, plus the Company paid for the printing and distribution of all books, and was responsible for returns, which are a normal part of the book publishing business. By now developing its intellectual properties through licensing arrangements, the Company has essentially limited the costs incurred to payments to writers for books and teleplays or scripts, and typically funds these costs from advance payments received from publishers pursuant to licensing agreements. In addition, Tekno Books provides the editorial function for the books that are licensed, thereby not requiring additional overhead at the Company's headquarters.

The same holds true for the book development and licensing operation. Production expenses to publish the books are borne by the publishers. The book development and licensing operation typically secures the publishing agreements in advance of determining amounts to be paid to authors and for permissions, thereby ensuring a profit on the projects based on the up-front advances received, plus obtaining an ongoing royalty stream for future sales once the advances have been earned. As a percent of revenues, gross profit increased to 47% in Q2-98 from 46% in the Q2-97, and to 53% in Y2-98 from 43% in Y2-97, reflecting the more profitable continuing operations of book development and licensing and licensing.

ENTERTAINMENT RETAIL DIVISION

Net revenues for the Company's entertainment retail division increased by 45%, or $564,007, to $1,808,064 for Q2-98 from $1,244,057 for Q2-97, and by 66%, or
$1,641,563, to $4,122,773 for Y2-98 from $2,481,210 for Y2-97. Net revenues are derived from sales of entertainment-related products and merchandise at the Entertainment Super-Kiosks and in-line studio stores, imputed income from the ABC programming agreement, and franchise fee income.

The composition of revenues is as follows:

                                                  Q2-98                    Q2-97
                                       ---------------------     ---------------------
                                              $           %            $            %
                                       ------------     ----     ------------     ----
            Retail Sales               $  1,358,064       75%    $  1,244,057      100%

            ABC Advertising Income          450,000       25                -        -
                                       ------------     ----     ------------     ----
                                       $  1,808,064      100%    $  1,244,057      100%
                                       ============     ====     ============     ====


                                              Y2-98                      Y2-97
                                       ---------------------     ---------------------
                                              $           %            $            %
                                       ------------     ----     ------------     ----

            Retail Sales               $  2,872,773       70%    $  2,481,210      100%

            ABC Advertising Income          900,000       22                -        -

            Franchise Fee Income            350,000        8                -        -
                                       ------------     ----     ------------     ----
                                       $  4,122,773      100%    $  2,481,210      100%
                                       ============     ====     ============     ====


The Company had 26 retail units in operation at June 30, 1998 as compared to 29 units at June 30, 1997. Over the 12 month period from June 30, 1997 to June 30, 1998, the Company closed certain marginal kiosks and opened kiosks in other more desirable locations. In addition, the Company opened three new in-line studio stores during the fourth quarter of 1997. These in-line studio stores, which were not open during Y2-97, are the Company's new prototype retail format. Retail sales increased by 9%, or $114,007, to $1,358,064 for Q2-98 from $1,244,057 for Q2-97 and by 16%, or $391,563, to $2,872,773 for Y2-98 from
$2,481,210 for Y2-97. The increase in retail sales was entirely attributable to the revenues generated by the new in-line studio stores. The additional sales from the new in-line studio stores were partially offset by the loss of sales from kiosks that were closed and by a decrease in comparable store sales of 7% for both Q2-98 and Y2-98. The decline in comparable store sales was principally caused by lower dollar sales, although unit movement was strong, reflecting significant mark-downs as part of an effort during the months of March, April and May of 1998 to move out older merchandise and make room for new merchandise. In large part as a result of the new fresh merchandise, comparable store sales for the month of June increased by 11%. Other factors contributing to the sales turnaround in June include the Company's shift in its merchandising focus to the core mall customer, quicker reaction to trends in the entertainment industry, new product sourcing, and an improved merchandise mix.

Net revenues include imputed income from running ABC video clips on the in-store television monitors in exchange for advertising air time on local ABC affiliate television stations amounting to $450,000 for Q2-98 and $900,000 for Y2-98. No revenues were imputed in Q2-97 or Y2-97 as the full barter arrangement with ABC was not in place at that time. The Company records the estimated fair value of the air time received from the ABC affiliates as the value of the revenues earned by playing the ABC video clips in its retail units.

Revenues for the entertainment retail division also include $350,000 of franchise fee income during Y2-98. This income represents the territorial exclusivity fee which the Company received during the first quarter of 1998 from the franchisee for the Phoenix, Arizona territory. Under the Company's agreement with this franchisee, the franchisee must open at least one store by December 1999 and one store each year thereafter in order to preserve its exclusivity. The agreement also provides for a continuing royalty based upon sales of the franchised units, though no franchised units have been opened yet. The Company is not obligated to provide any additional support to the franchisee under this agreement.

Gross profit for the entertainment retail division increased by 28%, or $165,240, to $746,733 for Q2-98 from $581,493 for Q2-97 and by 83%, or $951,074, to $2,092,186 for Y2-98 from $1,141,112 for Y2-97. As a percentage of entertainment retail division revenues, gross profit decreased to 41% for Q2-98, from 47% for Q2-97. The decrease in gross profit margin for Q2-98 stemmed primarily from the previously discussed mark-downs which were taken in order to move out older merchandise and make room for new product. For Y2-98, gross profit margin increased to 51% from 46% in Y2-97 as a result of the impact of the ABC programming agreement and the franchisee fee income discussed above, for which there were no offsetting costs included in cost of goods sold. While the Company contemplates continued promotional activity throughout the remainder of 1998, it believes that the mark-downs for the remainder of the year will not be as substantial as during the first half of the year.

EQUITY IN EARNINGS OF NETCO PARTNERS

The Company's 50% share in the earnings of NetCo Partners amounted to $121,212 for Q2-98 as compared to $1,819,333 for Q2-97 and $290,394 for Y2-98 as compared to $1,822,500 for Y2-97. The income in Q2-98 is attributable to revenues recognized by NetCo Partners from its licensing agreements to publish the first TOM CLANCY'S NET FORCE novels in the Dutch and Norwegian languages and additional revenues under the Berkley publishing agreement, net of product-related and operating expenses. The income in Q2-97 reflects the revenues recorded for TOM CLANCY'S

NET FORCE for the initial signature advances under several of the licensing agreements (including the ABC mini-series agreement, the Berkley book publishing agreements, the Playmates Toys agreement and the Dodge product placement agreement) as Q2-97 was the first quarter in which any revenues were recognized by NetCo Partners for TOM CLANCY'S NET FORCE. The income recognized by NetCo Partners during Q2-97 was reflective of the culmination of the efforts to reach agreements with ABC and Berkley, including acceptance of the ABC teleplay, thereby enabling NetCo Partners to recognize the sizable signature advances under the various licensing agreements then in place. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements. When advances are received prior to completion of the earnings process NetCo Partners defers recognition of revenue until the earnings process has been completed. Costs related to acquisition, development and sales of intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.

OPERATING EXPENSES

Operating expenses consist of selling, general and administrative expenses, salaries and benefits and amortization of goodwill and intangibles. Operating expenses increased by 26%, or $618,236, to $2,975,097 for Q2-98 from $2,356,861 for Q2-97 and by 32%, or $1,448,322, to $6,015,369 for Y2-98 from $4,567,047 for
Y2-97. (Note that $450,000 of the increase in Q2-98 and $900,000 of the increase in Y2-98 represents non-cash advertising expense imputed under the ABC barter agreement discussed below. Excluding the non-cash ABC advertising expense operating expenses increased by $168,236, or 7%, in Q2-98 and $548,322, or 12%, in Y2-98.) As a percentage of net revenues, total operating expenses decreased to 116% in Q2-98 from 123% in Q2-97. The Company expects to further reduce this ratio throughout the balance of 1998 with the closure of its marginal kiosks, most of which were closed subsequent to June 30, 1998. The increase in total operating expenses in Q2-98 as compared to total operating expenses in Q2-97 reflects increases in selling, general and administrative expenses and salaries and benefits of $567,283, or 40%, and $156,243, or 19%, respectively, which were slightly offset by a $105,290, or 93%, reduction in amortization of goodwill and intangibles. Of the $567,283 increase in selling, general and administrative expenses, $242,750, is attributable to occupancy, depreciation and other store-level expenses for the new in-line studio stores opened during 1997, and $450,000 of the increase consists of imputed advertising expense under the ABC barter arrangement. The Company estimates the value of the advertising air spots that it receives from the ABC affiliate television stations and records this amount as advertising expense, although the Company does not actually expend any funds for this advertising. The $156,243 increase in salaries and benefits is attributable to additional expenses in the entertainment retail division including the new employees added to staff the new in-line studio stores and the minimum wage rate increase which was effective September 1, 1997.

INTEREST EXPENSE, NET

Net interest expense increased by 193%, or $136,022, to $206,536 for Q2-98 as compared to $70,514 for Q2-97 and by 269%, or $321,502, to $441,124 for Y2-98 as
compared to $119,622 for Y2-97, due to additional interest expense for the inventory line of credit, the shareholder loan, the capital leases entered into to finance the cost of the new in-line studio stores and the convertible debenture, including $107,750 of non-cash interest expense pertaining to the convertible debenture during Y2-98.

NET LOSS

For Q2-98, the Company generated a net loss of $2,099,562 as compared to net income of $185,210 for Q2-97. For Y2-98, the net loss increased by 174%, or $2,339,579, to $3,682,506 as compared to a net loss of $1,342,927 for Y2-97. The single largest factor contributing to the Company's reduced bottom line was the significant income that was recorded during Q2-97 and Y2-97 as equity in earnings of NetCo Partners. Q2-97 was the first quarter in which NetCo Partners recognized any income related to TOM CLANCY'S NET FORCE. The income recognized by NetCo Partners during Q2-97 was reflective of the culmination of efforts to reach agreements with ABC and Berkley, including acceptance of the ABC teleplay for the mini-series, thereby enabling NetCo Partners to recognize sizable signature advances related to THE TOM CLANCY'S NET FORCE licensing agreements in place during Q2-97. The Company's 50% share of the income recognized by NetCo Partners during Q2-97 amounted to $1,819,333. It is anticipated that NetCo Partners will continue to generate significant revenues from TOM CLANCY'S NET FORCE, particularly in early 1999 are certain advances payable under the various TOM CLANCY'S NET FORCE licensing agreements are triggered by the airing of the ABC television mini-series which is scheduled for February 1999. Other factors contributing to the Company's net loss include an increase in net interest expense of $136,022 for Q2-98 and $321,502 for Y2-98 and an increase in operating loss of $403,908 for Q2-98 and $379,333 for Y2-98. Basic and diluted loss per common share was ($0.29) for Q2-98 as compared to basic and diluted earnings per share of $0.02 for Q2-97, a decrease of $.31 per share. Basic and diluted loss per share was ($0.53) for Y2-98 and ($0.25) for Y2-97, a decrease of $.28 per share.

The Company has made several modifications to its initial business plan in an effort to reverse the losses that have been sustained since its inception. During 1997, the Company stopped publishing comic books, an activity that required a substantial amount of resources and had not proven to be profitable. Essentially all of the overhead associated with comic book publishing was eliminated effective with the second quarter of 1997. At the same time, the Company decided to expand its retail operations with the development of three prototype in-line studio stores. Substantial resources were devoted to the development of the three prototype in-line studio stores which opened in the fourth quarter of 1997, including professional fees and expenses incurred to design the new stores, the hiring of additional field and administrative personnel, the selection and acquisition of new hardware and software for a new retail accounting and merchandising system to be implemented, and the capital expenditures for the new stores. The Company believes that the in-line studio store concept will allow it to more quickly achieve economies of scale in its entertainment retail division as a result of the higher average sales per store for the in-line studio stores and through more efficient utilization of retail field and administrative employees. Toward this goal, during the first quarter of 1998, the Company hired an experienced retail veteran, Andrew S. Bailen, as Chief Operating Officer for its entertainment retail division. Mr. Bailen has 18 years of progressive retail experience, most recently as Sr. Vice President and General Merchandise Manager for Blockbuster Entertainment Group. The Company has also aggressively pursued closing its marginal kiosk locations, and it has reduced the number of kiosks in operation to nine locations at the present time. Unlike a typical retail store, a closed kiosk can be temporarily placed in storage and later redeployed to a more desirable location, or possibly sold. The Company is currently in discussion with a national retail chain that has expressed an interest in the available kiosks and related leases upon terms still to be negotiated and with its landlords for assignment of and/or release from certain of the leased locations, which leases are typically short-term in duration. Such discussions could possibly encompass a sale or joint venture (such joint venture to be managed and funded by the national retail chain) of the entire kiosk operation, which would permit the Company to focus its retail efforts exclusively on the in-line studio stores. The Company continues to acquire and develop its base of intellectual properties, and to negotiate additional licensing agreements thereon, which while not capital intensive, requires a substantial amount of time from its senior executives. Most importantly, the Company has agreed to contribute its intellectual properties to a newly-formed entity, Huge Entertainment, which is discussed on page 15. The Company will own 51.75% of Huge Entertainment. Following the formation of Huge Entertainment, the Company will own an interest in two additional Clancy properties (in addition to TOM CLANCY'S NET FORCE), one of which was created as part of the creative process of developing TOM CLANCY'S NET FORCE. The Company believes that these additional properties will generate significant future revenues for the Company similar to the revenue stream that NetCo Partners is currently enjoying from TOM CLANCY'S NET FORCE. While the Company believes that these measures will ultimately reverse its operating losses, there can be no assurances that the revenues generated by the intellectual properties and entertainment retail divisions will be sufficient to offset the associated expenses incurred.

SHAREHOLDER'S EQUITY

Shareholder's equity decreased 29%, or $1,503,845, to $3,600,008 at June 30, 1998 as compared to shareholder's equity of $5,103,853 as of December 31, 1997. The decrease in shareholder's equity is attributable to the Company's net loss for Y2-98 of $3,682,506 offset in part by new shares of Common Stock issued pursuant to several stock purchase agreements, the equity line of credit, and as a result of conversion of the Company's $650,000 convertible debenture to Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had cash and cash equivalents of $233,631 and a working capital deficit of $1,438,061 compared to cash and cash equivalents of $887,153 and a working capital deficit of $175,730 at December 31, 1997. Net cash used in operating activities during Y2-98 was $3,236,391 primarily representing cash used to fund the Company's net loss. Net cash used in investing activities was $263,485, while $2,846,354 in cash was provided by financing activities for a total decrease in cash and cash equivalents of $653,522. During Y2-97, net cash used in operating activities was $2,512,285, net cash used in investing activities was $310,977, and $1,557,915 in cash was provided by financing activities.

In December 1997, the Company established a $5 million credit facility with BankBoston Retail Finance, Inc. ("BankBoston"), which the Company is using to partially finance the cost of inventories for its entertainment retail division. The primary obligor on the credit facility is the Company's wholly-owned subsidiary that constitutes the Company's entertainment retail division, and the Company is the guarantor. Availability under this credit facility is limited to 50%-55% of the cost of retail inventories and certain other factors. The term of the facility is 48 months. Interest is payable monthly at the prime rate plus 1% for the first two years and the prime rate plus 1/2% for the third and fourth years. In conjunction with the inventory line of credit, the Company issued 5-year warrants to BankBoston to acquire 30,000 shares of the Company's Common Stock at $9.68 per share. As of June 30, 1998, the Company's outstanding balance on the line of credit was $818,405, essentially utilizing the then available borrowing base. The facility is secured by cash, inventory and accounts receivable of the entertainment retail division. The loan agreement provides for various financial performance covenants, including maintaining specified levels of working capital, inventory, gross margin, and earnings before interest, taxes, depreciation and amortization, all measured by comparison to the entertainment retail division's business plan, which is subject to modification from time to time as may be approved by the lender. The loan agreement also sets forth certain covenants requiring a minimum level of vendor trade support, limitations on cash dividends paid by the entertainment retail subsidiary to the Company (other than for overhead allocations), and limitations on capital expenditures. The Company is out of compliance with certain covenants described above and is currently in discussion with BankBoston to modify the business plan originally submitted to BankBoston and have such plan approved by BankBoston in order to be in compliance with all such covenants throughout 1998. Although there can be no assurance such modified plan will be approved, the Company does not anticipate that such covenants and limitations will materially adversely affect the Company.

In March and April, 1998, the Company issued 248,053 shares of Common Stock to five accredited investors for gross proceeds of $1,037,500. Expenses related to the issuance of these securities totaling $37,500 were accrued. In conjunction with this stock issuance, the Company issued 5-year warrants to three of the investors to acquire 55,000 shares of the Company's Common Stock at $4.66 per share. The holders of the above warrants have the right at any time during the one year period from the date said warrants were issued, to exchange the warrants for an aggregate of 22,145 shares of Common Stock.

During May 1998, the Company entered into a sale/leaseback transaction with FINOVA Capital Corporation ("FINOVA") for 17 Entertainment Super-Kiosk units. The Company entered into a similar transaction with FINOVA during 1996 for its other kiosk units. The terms of the 1998 sale/leaseback transaction are an aggregate sales price of $600,674, which approximated 75% of the original invoice cost for the units, a 42-month lease term, monthly payments approximating $18,300, and a $1 buy-out at the end of the lease term. The net proceeds to the Company after all transaction costs were $582,640.

On June 30, 1998 the Company entered into a private equity line of credit agreement with two accredited investors. Pursuant to this agreement, these investors issued irrevocable commitments to purchase $1,500,000 of the Company's Common Stock over a one-year period and on June 30, 1998 these investors purchased an initial 100,000 shares of the Company's Common Stock at the market price of $5.00 per share. In conjunction with the establishment of the equity line of credit, the Company issued warrants to these investors to purchase 45,000 shares of the Company's Common Stock for an average price of $2.89 per share. The exercise price of the warrants for 20,000 of the shares is subject to reduction to as low as $5.00 per share, depending on the number of initial shares of the Company's Common Stock that the investors still own 6 months subsequent to their initial purchase. All of the warrants are exercisable for a three-year period beginning December 1, 1998. The gross proceeds of $500,000 from the sale of the 100,000 shares of Common Stock were received in July 1998. Expenses related to establishment of the equity line of credit and for the issuance of the initial securities pursuant to this line of credit totaling $74,315 were accrued as of June 30, 1998. In addition, the Company issued 3,000 shares of Common Stock to the placement agent as part of this transaction. As of June 30, 1998 these investors remain obligated to invest an additional $1,000,000 in the Company's Common Stock. The Company is under no obligation to sell these shares to the investors, but may elect to do so in the future based on the Company's need for capital and the price of the Company's Common Stock. The remaining shares may be put by the Company to the investors at a price based on the market price of the Company's Common Stock, subject to various restrictions and provisions concerning frequency of the puts, maximum individual put amounts and a minimum market price for the Company's Common Stock. No additional warrants will be issued in conjunction with the remaining shares.

In July 1998, several members of the Company's Board of Directors made a direct investment for consideration totaling $800,000 (or $5.00 per share, approximating market price at the time) in the Company for the purchase of 160,000 shares of the Company's Common Stock and warrants to acquire 80,000 shares of the Company's Common Stock for $5.00 per share at any time over the next 5 years.

The Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President have extended a $1.1 million unsecured line of credit facility to the Company, of which $500,000 is due subsequent to July 1, 1999. The line of credit bears interest at the JP Morgan Bank prime rate of interest. The Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President had previously committed to provide up to $2.5 million in additional funds to the Company. This commitment was to be reduced on a "dollar for dollar" basis to the extent funds were received from other sources. To date in 1998, the Company has raised gross proceeds in excess of $2.5 million through the issuance of Common Stock and the FINOVA sale/leaseback transaction, in effect extinguishing the previous commitment. In August 1998, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President further represented that they would provide the Company, if required, with an amount not to exceed $1.0 million during the remainder of 1998 in order to enable the Company to meet its working capital requirements for the balance of the year; provided, however, that the commitment will terminate in the event the Company raises no less than $1.0 million from other sources during the balance of the year. In the event that the Company raises less than $1.0 million, the dollar amount of the commitment will be reduced on a "dollar for dollar" basis to the extent of such funds raised by the Company. This commitment is in addition to the existing $1.0 million available under the equity line of credit. Any such working capital financing provided to the Company by the Company's Chairman and Chief Executive Officer and the Company's Vice Chairman and President will be upon terms negotiated and agreed to between them and the Company's Board of Directors. As of June 30, 1998, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President had loaned the Company $1,470,500 pursuant to the terms of the unsecured line of credit.

The success of the Company's future operations is dependent on its ability to generate adequate revenue to offset operating expenses. Unless otherwise noted, the proceeds from the financing transactions described above are for general corporate purposes. The Company's management expects to require additional financing for the expansion of its business, and in particular the growth of the Company's in-line studio stores, and to support working capital requirements of its retail division in future years. The Company has obtained a commitment for lease financing for one of the new in-line studio stores opening during the remainder of 1998 and it is currently exploring financing alternatives for other future in-line studio store locations, although there can be no assurance that such financing will be available to the Company or will be implemented on terms favorable to the Company.

YEAR 2000 ISSUES

The Company has initiated, but not completed, its assessment of the impact of Year 2000 on its business. The majority of the Company's systems consist of packaged software purchased from vendors, and the critical software is either already year 2000 compliant or, based on representations from the vendors, on schedule to be year 2000 compliant by the end of 1998. In addition, the Company purchased new computer hardware and software during 1997 for its entertainment retail division as part of the Company's plans to convert to the new studio store concept. The Company is currently implementing the new retail system, with implementation scheduled to be complete well in advance of the year 2000. The new software acquired for the retail division is year 2000 compliant. The Company is not presently aware of any significant expenditures which will be necessitated in order to be ready for the year 2000, beyond those already being incurred to implement the new retail systems.

INFLATION AND SEASONALITY

Although the Company cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on the Company's sales or results of operations. The Company does, however, consider its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book development and licensing operation as a result of the general publishing industry practice of paying royalties semi-annually. The Company's entertainment retail business is also seasonal with the holiday season accounting for the largest percentage of annual net sales. In addition, although not seasonal, the Company's intellectual properties division and NetCo Partners both experience significant fluctuations in their respective revenue streams, earnings and cash flow as a result of the significant amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. While certain of the development costs are incurred as normal recurring operating expenses, the recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a periodic basis. For example, during Q2-97, NetCo Partners recognized significant revenues attributable to TOM CLANCY'S NET FORCE as a result of the contractual events which transpired during Q2-97, i.e., signature of the Berkely publishing agreement and delivery of the ABC teleplay, although the efforts to generate these revenues had been expended for over one year.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued an aggregate of 100,000 shares of its Common Stock in exchange for payment of an aggregate purchase price of $500,000 pursuant to a Private Equity Line of Credit by and among the Company and two investors dated June 30, 1998 (the "Private Equity Line of Credit"). Pursuant to the terms of said Private Equity Line of Credit, up to 333,334 additional shares of the Company's Common Stock are issuable at a minimum purchase price of $3.00 per share, such issuances to occur upon the making of puts by the Company during the one-year period after June 30, 1998. Upon execution of the Private Equity Line of Credit the Company also issued warrants to purchase an aggregate of 25,000 shares of its Common Stock at an exercise price of $.01 per share and warrants to purchase an aggregate of 20,000 shares of its Common Stock at a maximum exercise price of $6.50 per share. The Company issued 3,000 shares of its Common Stock to an investment banking firm (the "Placement Agent") that placed the transaction as compensation for their services.

In July 1998 the Company issued an aggregate of 25,800 shares of its Common Stock to certain of its management-level employees as a stock bonus. The stock bonus was based on a ratio of three shares of the Company's Common Stock for every share of the Company's Common Stock purchased by each employee in the open market.

Additionally, the Company's Chairman and Chief Executive Officer, Vice Chairman and President, and three of the Company's non-employee directors purchased an aggregate of 160,000 shares of the Company's Common Stock for a purchase price of $5.00 per share (the market value of the Company's stock at the time) and warrants to purchase an aggregate of 80,000 shares of Common Stock at an exercise price of $5.00 per share pursuant to stock purchase agreements with the Company.

The foregoing securities were all issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving a public offering, each recipient of securities having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities. Other than the shares issued to the Placement Agent in connection with the Private Equity Line of Credit, no placement fees or commissions were paid in connection with the issuance of such securities.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A) Exhibits

                EXHIBIT NUMBER    DESCRIPTION
                --------------    -----------
                    10.1          Private Equity Line of Credit (1)
                    10.2          Form of Stock Purchase Agreement
                    27.1          Financial Data Schedule

          (B) Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 1998.

--------------------

(1) Incorporated by reference from the exhibit filed with Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-57855).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BIG ENTERTAINMENT, INC.

Date: August 14, 1998          By: /s/ Mitchell Rubenstein
                                   ---------------------------------------------
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)

Date: August 14, 1998          By: /s/ Marci L. Yunes
                                   ---------------------------------------------
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT             DESCRIPTION
-------             -----------

10.2                Form of Stock Purchase Agreement

27.1                Financial Data Schedule