Form 10QSB
period 1998-09-30
BIG ENTERTAINMENT INC
filed 1998-11-20
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________________ to _____________

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

Yes    X    No ____

         As of November 10, 1998, the number of shares outstanding of the issuer's Common Stock, $.01 par value, was 7,850,674.


                             BIG ENTERTAINMENT, INC.

                                TABLE OF CONTENTS



PART I      FINANCIAL INFORMATION                                                             PAGE(S)
------      ---------------------                                                             -------
Item 1.       Consolidated Financial Statements

                      Consolidated Balance Sheets as of September 30, 1998
                      (unaudited) and December 31, 1997..................................        3

                      Consolidated Statements of Operations for the Three
                      and Nine Months ended September 30, 1998 and 1997
                      (unaudited) .......................................................        4

                      Consolidated Statement of Shareholders' Equity for the Nine
                      Months ended September 30, 1998 (unaudited)........................        5

                      Consolidated Statements of Cash Flows for the Nine
                      Months ended September 30, 1998 and 1997 (unaudited)...............        6

                      Notes to Consolidated Financial Statements
                      (unaudited)........................................................       7-12

Item 2.     Management's Discussion of Financial Condition and Results of
            Operations ..................................................................      13-28

PART II     OTHER INFORMATION
-------     -----------------

Item 2.     Changes in Securities and Use of Proceeds....................................        29

Item 4.     Submission of Matters to a Vote of Security Holders............................      30

Item 5.     Other Information..............................................................      31

Item 6.     Exhibits and Reports on Form 8-K.............................................      31-32

Signature................................................................................        33

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 30,  DECEMBER 31,
                                                             1998           1997
                                                          -----------    -----------
                                                          (Unaudited)
                         ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                              $ 200,889    $ 887,153
    Subscription receivable from shareholder               2,000,000            -
    Receivables, net                                         550,904      243,168
    Merchandise inventories                                1,929,472    2,417,224
    Prepaid expenses                                         413,802      548,206
    Franchise fee receivable                                       -      350,000
    Other current assets                                     148,394      163,099
                                                          -----------  -----------
    Total current assets                                   5,243,461    4,608,850

PROPERTY AND EQUIPMENT, net                                3,420,186    4,069,171
INVESTMENT IN NETCO PARTNERS                                 295,031    1,533,567
INTANGIBLE ASSETS, net                                       154,402      163,393
GOODWILL, net                                                311,237      325,817
OTHER ASSETS                                                 609,702      531,523
DEFERRED TAX ASSET                                         1,407,600    1,407,600
                                                          -----------  -----------
TOTAL ASSETS                                             $11,441,619  $12,639,921
                                                         ============ ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                      $ 1,624,127  $ 2,108,202
    Revolving line of credit                                  826,640      535,000
    Accrued professional fees                                 131,579      205,313
    Other accrued expenses                                    967,355      559,050
    Deferred revenue                                          130,539      523,301
    Loan from shareholder/officer                             997,000       85,000
    Current portion of capital lease obligations              939,334      768,714
                                                          -----------  -----------
    Total current liabilities                               5,616,574    4,784,580
                                                          -----------  -----------

CAPITAL LEASE OBLIGATIONS, less current portion             1,673,749    1,803,344
                                                          -----------  -----------
DEFERRED REVENUE                                              348,639      315,783
                                                          -----------  -----------
CONVERTIBLE DEBENTURE, net                                          -      542,250
                                                          -----------  -----------
MINORITY INTEREST                                             223,187       90,111
                                                          -----------  -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 539,177 shares
    authorized; none outstanding                                    -            -
    Series A variable rate convertible preferred stock,
        $6.25 stated value, 217,600 shares authorized,
        issued and outstanding.
        Liquidation preference of $1,562,912.               1,360,000    1,360,000
    Series B variable rate convertible preferred stock,
        $5.21 stated value, 142,223  shares authorized;
        122,846 shares issued and outstanding.
        Liquidation preference of $640,000.                   640,000      640,000
    Series C, 4% convertible preferred stock,
        $100 stated value, 100,000 shares authorized;
        20,000 shares issued and outstanding.
        Liquidation preference of $2,000,000.               2,000,000    2,000,000
    Series D, 7% convertible preferred stock,
        $10,000 stated value, 1,000 shares authorized;
        200 shares issued and outstanding.
        Liquidation preference of $2,000,000.               1,514,033            -
    Common stock, $.01 par value, 25,000,000 shares
        authorized; 7,881,683 and 6,896,340 shares
        issued and outstanding at September 30,1998
        and  December 31, 1997, respectively.                  78,817       68,963
    Deferred compensation                                    (741,359)           -
    Additional paid-in capital                             30,501,313   26,258,500
    Accumulated deficit                                   (31,773,334) (25,223,610)
                                                          -----------  -----------
    Total shareholders' equity                              3,579,470    5,103,853
                                                          -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 11,441,619 $ 12,639,921
                                                          ===========  ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)



                                               Three Months Ended September 30,  Nine Months Ended September 30,
                                               --------------------------------  --------------------------------

                                                    1998          1997                1998           1997
                                                -------------  ------------        ------------  -------------
NET REVENUES                                     $ 2,330,146   $ 2,003,740         $ 7,598,372    $ 5,618,629

COST OF SALES                                      1,307,305     1,011,224           3,871,755      2,991,326
                                                -------------  ------------        ------------  -------------

    Gross profit                                   1,022,841       992,516           3,726,617      2,627,303
                                                -------------  ------------        ------------  -------------

OPERATING EXPENSES:
    Selling, general and administrative            1,636,033     1,655,046           5,556,313      4,208,218
    Salaries and benefits                            902,061     1,040,887           2,981,435      2,828,466
    Amortization of goodwill and intangibles           7,857       114,453              23,571        340,749
    Reserve for closed kiosks and lease
     termination costs                               438,956             -             438,956              -
                                                -------------  ------------        ------------  -------------

        Total operating expenses                   2,984,907     2,810,386           9,000,275      7,377,433
                                                -------------  ------------        ------------  -------------

        Operating loss                            (1,962,066)   (1,817,870)         (5,273,658)    (4,750,130)

EQUITY IN EARNINGS (LOSS) OF NETCO PARTNERS         (388,274)        7,928             (97,880)     1,830,427

OTHER:

    Interest, net                                   (172,425)      (30,084)           (613,549)      (149,706)
    Other, net                                        10,097        10,603              32,891         30,797
                                                -------------  ------------        ------------  -------------

         Loss before minority interest            (2,512,668)   (1,829,423)         (5,952,196)    (3,038,612)

MINORITY INTEREST                                   (167,400)      (76,972)           (410,377)      (210,711)
                                                -------------  ------------        ------------  -------------

         Net loss                                $(2,680,068)  $(1,906,395)        $(6,362,573)   $(3,249,323)
                                                =============  ============        ============  =============

Basic and diluted loss per common share              $ (0.36)      $ (0.30)            $ (0.89)       $ (0.56)
                                                =============  ============        ============  =============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)


                                                    Preferred       Preferred      Preferred       Preferred         Additional
                                         Common     Stock           Stock          Stock           Stock               Paid-in
                                          Stock     Series A        Series B       Series C        Series D            Capital
                                        ----------  --------------  ------------   -------------   --------------   --------------
Balance - December 31, 1997               $68,963      $1,360,000      $640,000      $2,000,000      $         -      $26,258,500

Net loss for the nine months ended
 September 30, 1998                             -               -             -               -                -                -

Non-cash dividend - preferred stock           371               -             -               -                -          169,629

Cash dividend on preferred stock
 Series C                                       -               -             -               -                -                -

Conversion of convertible debentures into
 common stock                               1,736               -             -               -                -          663,953

Issuance of options and warrants for
 services rendered                              -               -             -               -                -           34,977

Employee stock bonuses                      2,362               -             -               -                -          793,863

Issuance of preferred stock Series D
 and warrants in private placement              -               -             -               -        1,514,033          241,550

Issuance of common stock in
 private placements                         3,511               -             -               -                -        1,403,505

Issuance of common stock to the members
 of the Company's Board of Directors
 in a private placement                     1,874               -             -               -                -          935,336
                                        ----------  --------------  ------------   -------------   --------------   --------------

Balance - September 30, 1998              $78,817      $1,360,000      $640,000      $2,000,000       $1,514,033      $30,501,313
                                        ==========  ==============  ============   =============   ==============   ==============

                                           Deferred
                                            Compen-       Accumulated
                                            sation          Deficit          Total
                                         ------------   --------------   -------------
Balance - December 31, 1997                 $       -    $(25,223,610)      $5,103,853

Net loss for the nine months ended
 September 30, 1998                                 -      (6,362,573)      (6,362,573)

Non-cash dividend - preferred stock                 -        (127,151)          42,849

Cash dividend on preferred stock
 Series C                                           -         (60,000)         (60,000)

Conversion of convertible debentures into
 common stock                                       -               -          665,689

Issuance of options and warrants for
 services rendered                                  -               -           34,977

Employee stock bonuses                       (741,359)              -           54,866

Issuance of preferred stock Series D
 and warrants in private placement                  -               -        1,755,583

Issuance of common stock in
 private placements                                 -               -        1,407,016

Issuance of common stock to the members
 of the Company's Board of Directors
 in a private placement                             -               -          937,210
                                          ------------   --------------   -------------
Balance - September 30, 1998                $(741,359)   $(31,773,334)      $3,579,470
                                          ============   ==============   =============

           The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                         1998            1997
                                                       ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (6,362,573)   $ (3,249,323)
 Ajustments to reconcile net loss to cash used in
 operating activities:
  Depreciation and amortization                          784,596         862,081
  Equity in net earnings (loss) of Netco Partners,
   net of return of (invested) capital                 1,238,536        (604,537)
  Issuance of compensatory stock options and warrants     15,578          17,662
  Amortization of deferred compensation costs             54,866
  Recognition of deferred gain                           (32,891)        (30,291)
  Amortization of deferred financing costs                99,431          13,772
  Amortization of discount on convertible debentures     107,750               -
  Assets written off - closed kiosks                     163,584               -
  Minority interest                                      410,377         210,711
  Changes in assets and liabilities:
    Receivables                                           42,264         (16,748)
    Prepaid expenses                                     134,404         208,132
    Merchandise inventories                              487,752        (601,257)
    Other current assets                                  (4,055)        (72,237)
    Other assets                                        (145,497)         63,302
    Accounts payable                                    (484,075)        (81,959)
    Accrued professional fees                            (73,734)          8,250
    Deferred revenue                                    (318,601)         (9,443)
    Other accrued expenses                               256,893        (108,562)
                                                       ----------     -----------
      Net cash used in operating activities            (3,625,395)    (3,390,447)
                                                       ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net                               (217,491)       (371,445)
 Investment in patents and trademarks                           -            (329)
 Return of capital from Tekno Books to minority partner  (277,301)       (161,950)
                                                       ----------     ------------
      Net cash used in investing activities              (494,792)       (533,724)
                                                       ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving line of credit                291,640               -
Net proceeds from shareholder/officer loan                912,000               -
Proceeds from the issuance of preferred stock                   -         480,000
Proceeds from issuance of convertible debentures                -         650,000
Net proceeds from issuance of common stock              2,309,759       3,069,996
Dividends on preferred stock                              (60,000)        (60,000)
Proceeds under capital lease obligations                  656,660               -
Repayments under capital lease obligations               (676,136)       (333,602)
Receipts from subsription receivable                            -          11,300
                                                        ----------     -----------
      Net cash provided by financing activities         3,433,923       3,817,694
                                                        ----------     -----------

      Net decrease in cash and cash equivalents          (686,264)       (106,477)

CASH AND CASH EQUIVALENTS, beginning of period            887,153       1,675,852
                                                        ----------     -----------

CASH AND CASH EQUIVALENTS, end of period                $ 200,889      $1,569,375
                                                        ==========     ===========

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
 Interest paid                                          $ 398,803      $  156,425
                                                        ==========     ===========

Non-Cash Investing and Financing Activities:
   During the nine months ended September 30,1998 the Company entered into capital lease transactions totaling $60,501.
   During the nine months ended September 30,1998 the Company recorded dividends on Series A and B Convertible Preferred Stock in the amount of $127,151 which were paid through the issuance of 30,410 shares of common stock.
   During the nine months ended September 30,1998 the Company recorded the conversion of $650,000 of convertible debentures, plus accrued interest, into 173,568 shares of common stock.
   During the nine months ended September 30, 1998 Company issued 200 shares of Series D Convertible Preferred Stock for
     $2,000,000 less accrued expenses of $244,417; $209,950 of which is non-cash. The proceeds were collected in October 1998 and are reflected as subscription receivable in the accompanying Balance Sheet as of September 30, 1998.
   During the nine months ended September 30, 1998 the Company issued 236,230 shares of restricted common stock valued at
     $796,225 to employees of the Company.

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

The results of operations and cash flows for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 1998.

The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(2) DEBT:

In December 1997, the Company established a $5 million credit facility with BankBoston, which the Company is using to finance the cost of inventories for its entertainment retail division. The primary obligor on the credit facility is the Company's wholly owned subsidiary that constitutes the Company's entertainment retail division, and the Company is guarantor. Availability under this credit facility is limited to 50%-55% of the cost of retail inventories and certain other factors. The term of the facility is 48 months. Interest is payable monthly at the prime rate plus 1% for the first two years (9.25% at September 30, 1998) and the prime rate plus 1/2% for the third and fourth years. The credit facility includes an annual commitment fee of 1% and a monthly facility fee of $2,500. In addition, BankBoston received five-year warrants to buy 30,000 shares of the Company's Common Stock at an exercise price of $9.68 per share. As of September 30, 1998, the Company's outstanding balance on the line of credit was $826,640, essentially utilizing the then available borrowing base. The facility is secured by cash, inventory and accounts receivable of the Company's entertainment retail division. The loan agreement provides for various financial performance covenants, including maintaining specified levels of working capital, inventory, gross margin, and earnings before interest, taxes, depreciation and amortization covenants, all measured by comparison to the entertainment retail division's business plan, which is subject to modification from time to time as may be approved by the lender. The loan agreement also sets forth certain covenants requiring a minimum level of vendor trade support, limitations on cash dividends paid by the entertainment retail subsidiary to the Company (other than for overhead allocations), and limitations on capital expenditures. The Company is in compliance with such covenants as of September 30, 1998, although it is anticipated that the Company will need to modify the business plan previously submitted to BankBoston and have such plan approved by BankBoston in order to be in compliance with all such covenants throughout 1999.

The Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President have extended a $1.1 million unsecured line of credit facility to the Company, under which the Company had borrowed $997,000 at September 30, 1998. The line of credit bears interest at the JP Morgan Bank prime rate of interest. The Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President also had previously represented that they would provide the Company, if required, with an additional amount not to exceed $3.5 million during 1998 in order to enable the Company to meet its working capital requirements for the balance of 1998; provided, however, that this commitment would terminate in the event the Company raised no less than $3.5 million from other sources during the year. The Company has raised gross proceeds in excess of $3.5 million through the issuance of stock and from other sources, in effect extinguishing the previous commitment. As of November 10, 1998, the Company had borrowed $280,000 under the unsecured line of credit facility, and $820,000 remained available for the Company to draw upon pursuant to the unsecured line of credit facility.

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

In August 1997, the Company issued a $650,000 4% convertible debenture to a single institutional investor. The debenture was convertible by the holder into shares of the Company's Common Stock. During the period from February through May 1998, the debenture holder converted the entire $650,000 debenture plus accrued interest into a total of 173,568 shares of Common Stock. In conjunction with the issuance of the debenture, the investor received warrants to buy 32,499 shares of Common Stock at exercise prices ranging from $6.00 to $6.53 per share. The warrants expire March 2, 2003. The Company recorded the convertible debenture net of a discount of $215,500 attributable to the intrinsic value of the nondetachable conversion feature. The discount was amortized as interest expense from the date of issuance through April 1998.

(3) COMMON STOCK:

In March and April, 1998, the Company sold 248,053 shares of its Common Stock to five accredited investors for gross proceeds of $1,037,500. In conjunction with the sale of these shares, the Company issued five-year warrants to three investors to purchase 55,000 shares of the Company's Common Stock at $4.66 per share. Costs related to the issuance of these securities totaling $37,500 were charged to additional paid-in capital. The holders of the above warrants have the right at any time during the one year period from the date said warrants were issued to exchange the warrants for an aggregate of 22,145 shares of Common Stock.

On June 30, 1998, the Company entered into a private equity line of credit agreement with two accredited investors. Pursuant to this agreement, these investors issued irrevocable commitments to purchase $1,500,000 of Common Stock of the Company over a one-year period. On June 30, 1998, these investors purchased an initial 100,000 shares of the Company's Common Stock at the market price of $5.00 per share. In conjunction with establishment of the equity line of credit, the Company issued three-year warrants to these investors to purchase 45,000 shares of the Company's Common Stock for an average price of $2.89 per share. The exercise price of the warrants for 20,000 of the shares is subject to reduction depending on the number of initial shares of the Company's Common Stock that the investors still own six months subsequent to their initial purchase. The gross proceeds of $500,000 from the sale of these securities were received in July 1998. Costs related to establishment of the equity line of credit and for the issuance of the initial securities pursuant to this line of credit totaling $74,315 were charged to additional paid-in capital. In addition, the Company issued 3,000 shares of Common Stock to the placement agent as part of this transaction. As of September 30, 1998 these investors remain obligated to invest an additional $1,000,000 in the Company's Common Stock. The Company is under no obligation to sell these shares to the investors, but may elect to do so in the future based on its need for capital and the market price of the Company's Common Stock. The remaining shares may be put by the Company to the investors at a price based on the market price of the Company's Common Stock, subject to various restrictions and provisions concerning frequency of the puts, maximum individual put amounts and a minimum market price for the Company's Common Stock. No additional warrants will be issued in conjunction with sales, if any, of the remaining shares.

In July 1998, six members of the Company's Board of Directors (including the Company's Chairman of the Board and Chief Executive Officer, the Company's Vice Chairman and President, and the Chief Executive Officer of Tekno Books, the Company's 51%-owned subsidiary) purchased an aggregate of 187,442 shares of the Company's Common Stock for $5.00 per share, the then market price of the stock. In conjunction with the private placement of these shares, the investors received five-year warrants to purchase an aggregate of 93,721 shares of the Company's Common Stock at $5.00 per share.

In September 1998, the Company sold 200 shares of its 7% Series D Convertible Preferred Stock (the "Series D Preferred Stock") to an accredited investor. The Company realized gross proceeds of $2,000,000 from this private placement, less expenses and commissions of $244,417. In connection with this transaction, the Company also issued two five-year warrants to the investor. The two warrants entitle the investor to purchase that number of shares of Common Stock equal to the aggregate purchase price of shares of Series D Preferred Stock acquired divided by the closing price of the Common Stock on the trading date immediately before the date of purchase, multiplied by 20% and 30%, respectively, at exercise prices equal to 150% and 125%, respectively, of such closing price, subject to certain adjustments. The value of the warrants on the date of issuance of $275,280 has been deducted from the stated value of the Series D Preferred Stock and is reflected as additional paid-in capital. Commissions and costs of issuance have been prorated between the Series D Preferred Stock and the warrants. The Stock Purchase Agreement also provides for the potential issuance of adjustment shares of the Company's Common Stock to the holder of the Series D Preferred Stock under certain limited conditions.

Holders of Series D Preferred Stock are entitled to cumulative dividends at the annual rate of 7% payable on each conversion date. Each share of Series D Preferred Stock is convertible by the holder into shares of Common Stock based on an initial conversion price equal to 105% of the average of the closing prices of the Common Stock for the five trading days ending on the trading day immediately preceding the closing. All shares of Series D Preferred Stock shall be automatically converted into shares of the Company's Common Stock on the earlier to occur of (i) September 30, 2001, (ii) the third trading day immediately preceding the closing of the first sale under a bona fide underwritten initial public offering of the common stock of Huge Entertainment, Inc. with net proceeds to Huge Entertainment, Inc. (or any successor of Huge Entertainment, Inc.) of at least $10,000,000, or (iii) the 10th trading day immediately preceding the closing of a transaction resulting in a change of control of the Company. The Company has the option to redeem all or any portion of the shares of Series D Preferred Stock that are outstanding at the time for a cash redemption price per share which is equivalent to a 20% premium over the value that the holder of the preferred shares would realize if the preferred shares were converted to Common Stock at the time of redemption. Upon any liquidation, dissolution or winding up of the Company, holders of Series D Preferred Stock are entitled to payment of the $10,000 stated value for each such share plus all due but unpaid dividends before any payment is made to holders of Common Stock. The Series D Preferred Stock carries no voting rights, and ranks junior to the Series A, B and C Preferred Stock.

(4) FRANCHISE FEE INCOME:

Net revenues for the nine months ended September 30, 1998 include franchise fee income of $350,000 as the Company received $350,000 as a territorial exclusivity fee under its amended franchise agreement with its franchisee for the Phoenix, Arizona market. The Company is not obligated to provide any additional support to the franchisee under this agreement.

(5) NETCO PARTNERS:

The Company owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the publishing and licensing of entertainment properties. NetCo Partners has entered into numerous licensing agreements, including book publishing agreements with The Berkley Publishing Group, Books on Tape, Inc. and various foreign publishers, an ABC television mini-series agreement, and a product placement agreement with the Dodge division of Chrysler Corporation. NetCo Partners recognizes revenues pursuant to these contracts when the earnings process has been completed based on the terms of the various contracts and at the point where ultimate collection of such revenue is no longer subject to significant contingencies such that collection is substantially assured. The revenues, gross profit and net income (loss) of NetCo Partners for the three and nine months ended September 30, 1998 and 1997 are presented below:

                         THREE MONTHS ENDED SEPTEMBER 30           NINE MONTHS ENDED SEPTEMBER 30
                         -------------------------------           ------------------------------
                             1998                 1997                  1998              1997
                         ------------        ------------          ------------       ------------

Revenues                 $(880,140)             $25,000               $ (99,195)       $4,256,149
Gross Profit              (761,197)              19,125                (123,774)        3,669,383
Net Income (Loss)         (776,548)              15,856                (195,760)        3,660,854

During the three months ended September 30, 1998, NetCo Partners and ABC modified their agreement, which resulted in a modification of revenues previously accrued in 1997 under the ABC mini-series agreement for NET FORCE. The mini-series agreement originally provided for a payment to NetCo Partners of $1.6 million should the NET FORCE mini-series not air by May 1999 and a minimum guaranteed license fee if it aired. During the third quarter, ABC substantially completed production of the mini-series (at a sizable cost which was funded entirely by ABC), and the mini-series was scheduled by ABC to air for four hours over two nights in early 1999. Under the new agreement Netco Partners is to receive a $400,000 rights fee and a profit participation in the mini-series in lieu of the original license fee. Since it is probable the mini-series will air in early 1999, as scheduled, NetCo Partners recorded a $1.2 million revenue modification during Q3-98, representing the difference between the $1.6 million penalty payment previously accrued and the $400,000 rights fee, which was received during Q3-98. Future revenues under the ABC mini-series agreement will be based on profit participation. This revenue adjustment has resulted in negative revenues, negative gross profit, and a net loss for NetCo Partners for the three and nine months ended September 30, 1998. These negative amounts are not necessarily indicative of the future operating results expected to be generated by NetCo Partners.

As of September 30, 1998, NetCo Partners has $1,744,831 in accounts receivable. Management of NetCo Partners believes that these receivables will be collected in full and no reserves have been established.

NetCo Partners' deferred revenues, consisting of advances received but not yet recognized as income, amounted to $2,532,375 as of September 30, 1998.

As of September 30, 1998, the Company has received cumulative profit distributions from NetCo Partners since its formation totaling $2,574,721, in addition to reimbursement of substantially all amounts advanced by the Company to fund the operations of NetCo Partners.

(6)  LOSS PER COMMON SHARE:

Basic loss per common share is computed by dividing net loss, after deducting dividends applicable to preferred stock, by the weighted average number of common and common equivalent shares outstanding.

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 1998 and 1997:

                                        THREE MONTHS ENDED SEPTEMBER 30           NINE MONTHS ENDED SEPTEMBER 30
                                        -------------------------------           ------------------------------
                                            1998                 1997                  1998              1997
                                        ------------        ------------          ------------       ------------

Numerator for Basic and Diluted Loss per Share:

   Net Loss                              $(2,680,068)          $(1,906,395)          $ (6,362,573)    $(3,249,323)

   Plus: Preferred Stock Dividends           (62,849)              (62,849)              (187,151)       (166,351)
                                         ------------          ------------          -------------    ------------
   Loss Available to
      Common Shareholders                $(2,742,917)          $(1,969,244)          $ (6,549,724)    $(3,415,674)

Denominator for Basic and Diluted Loss per Share:

   Weighted Average Shares                 7,652,124             6,605,957              7,321,143       6,122,789
                                         ------------          ------------          -------------    ------------

Basic and Diluted
      Loss per Share                     $     (0.36)          $     (0.30)          $      (0.89)    $     (0.56)
                                         ============          ============          =============    ============

Inclusion of convertible preferred shares as dilutive securities would have an antidilutive effect on the loss per share calculation. Accordingly, these shares have been excluded from the calculation for the three and nine months ended September 30, 1998 and 1997. The aggregate number of shares of Common Stock that is issuable upon conversion of all outstanding shares of Preferred Stock (Series A, B, C, and D) at September 30, 1998 is 1,440,830 shares. Options and warrants to purchase 2,364,742 shares of Common Stock at exercise prices ranging from $0.01 to $13.20 per share were also not included in the computation of loss per share for the three and nine months ended September 30, 1998 and September 30, 1997 because the result would be antidilutive. In addition, 394,466 shares of Common Stock are held in escrow as additional collateral under the FINOVA sale/leaseback transactions described in Note 2. These shares, which may be released by the escrow agent in the event that the Company is in default under the FINOVA sale/leaseback agreement, as well as the potentially issuable adjustment shares pursuant to the Series D Preferred Stock Purchase Agreement (see Note 3) have not been included in the computation of loss per share.

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

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting selected information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning with the annual financial statements for the year ended December 31, 1998. The Company is currently evaluating the additional disclosure which will be provided pursuant to SFAS 131.

Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years ending after June 15, 1999. This statement establishes accounting and reporting standards that require that every derivative instrument be recorded in the balance sheet as either an asset or a liability at its fair value. The Company will adopt SFAS 133 on January 1, 1999. The adoption of this statement will not have an impact on the Company's consolidated financial position since the Company does not presently have any derivative or hedging type investments as defined by SFAS 133.

On April 3, 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 on January 1, 1999. Adoption will not materially impact the Company's reported financial position or results of operations.

(8)     FORMATION OF HUGE ENTERTAINMENT:

In March 1998, the Company, C.P. Group, and Dr. Martin H. Greenberg, CEO of Tekno Books and a director of the Company, agreed to contribute certain assets to a newly formed entity, Huge Entertainment, in exchange for equity ownership and an aggregate of $8 million in promissory notes from Huge Entertainment. In exchange for 51.75% of the equity of Huge Entertainment and a promissory note in the amount of $4,140,000, the Company is contributing (i) 100% of the intellectual properties presently owned by the Company, (ii) the Company's 50% ownership interest in NetCo Partners, and (iii) the Company's 51% ownership interest in Tekno Books. In exchange for 46.05% of the equity of Huge Entertainment and a promissory note in the amount of $3,684,000, C.P. Group is contributing (i) its 50% ownership interest in NetCo Partners, and (ii) one additional intellectual property, TOM CLANCY'S TOP SECRET. In addition, the Company and C.P. Group have agreed that TOM CLANCY'S CYBERNATION, an intellectual property that was created as part of the creative process of developing TOM CLANCY'S NET FORCE, will also be contributed to Huge Entertainment. In exchange for 2.20% of the equity in Huge Entertainment and a promissory note in the amount of $176,000, Dr. Martin H. Greenberg is contributing a 24.5% ownership interest in Tekno Books. The formation of Huge Entertainment has been approved by the Company's Board of Directors. Plans are for Huge Entertainment to go public via an IPO of Huge Entertainment securities although there can be no assurances that Huge Entertainment will successfully complete an IPO. It is currently anticipated that the contribution of the various assets to Huge Entertainment will occur simultaneously with the closing of such IPO. The promissory notes will bear interest at the Citibank, N.A. prime rate and mature in seven years. Any payments on the notes will be made pro rata to all note holders. The notes provide for optional prepayment without penalty and mandatory prepayment (except in certain limited circumstances) in the event of an initial public offering or other issuance of equity securities by Huge Entertainment.

(9)   INCOME TAXES:

A deferred tax asset and income tax benefit of $1,407,600 was recorded in the fourth quarter of 1997. The Company believes that the deferred tax asset will be realized through a combination of the following three actions and events: (i) as a result of the transaction discussed above (see Note 8) taxable income of $4.1 million is expected to be generated, (ii) through the Company's measures to reverse the losses that have been sustained in its retail division, including the closing of 21 kiosk locations to date in 1998, the continued evaluation and closing of remaining marginal kiosk and studio store locations, or the potential sale of its retail division, and (iii) from the projected revenues that will be recognized by NetCo Partners under its various licensing agreements for NETFORCE, certain of which are triggered by the ABC television mini-series which is scheduled by ABC to air in early 1999.

(10)  RESERVE FOR CLOSED KIOSKS AND LEASE TERMINATION COSTS:

The Company has aggressively pursued closure of its marginal entertainment retail kiosks and has closed 21 kiosk locations during the nine months ended September 30, 1998. Ten of the 21 mall leases were terminated at the expiration of the lease, or at the mutual consent of both parties, at no additional cost to the Company. The Company has reached agreement with certain of the other lessors to terminate the leases based on a maximum rental payment stream to be paid out over time, in most cases over a four-month period. The Company is currently negotiating with the remaining lessors to obtain assignment of and/or release from certain of its lease obligations, which are typically short term in duration.

The Company currently has 35 retail kiosks under capital leases, of which 25 are not currently used in operations. Six kiosks have been earmarked for disposal through abandonment. The Company is currently exploring alternatives for the future use of the remaining 19 kiosks. The primary alternative that the Company is exploring is a sale of such units. Based on preliminary estimates, management believes that the kiosks could be sold to third parties for an amount which, after deducting costs to sell, would equal or exceed the carrying amount of the kiosks, accordingly, no impairment has been recognized as of September 30, 1998. However, there can be no assurance that the kiosks could be sold or that their current carrying value could be realized.

During the third quarter of 1998, the Company recorded a $438,956 charge, representing the carrying value of the six kiosks earmarked for abandonment and the estimated cost of the early lease terminations.

(11) RENEWAL OF EMPLOYMENT CONTRACTS FOR KEY OFFICERS AND OTHER EMPLOYEE
     INCENTIVES:

During the quarter ended September 30, 1998, the Company renewed its employment contracts with the Company's Chairman of the Board and Chief Executive Officer and with the Company's Vice Chairman and President. The contracts were renewed for a five-year period beginning on July 1, 1998 on the same terms and at the same salaries as in the prior employment contracts. In connection with the renewal of these employment contracts, the Company granted 100,000 shares of restricted Common Stock to each of these executive officers. The shares vest over three years, except in the case of a change in control, as defined in the stock grant, in which case the shares vest immediately. The fair market value of the shares on the measurement date of approximately $306,200 per executive was recorded as deferred compensation and is being amortized to expense over the three-year period that the shares vest. Additionally, in connection with the renewal of the employment contracts, the Company awarded the Chairman of the Board and Chief Executive Officer and the Vice Chairman and President each a cash bonus equal to two months' salary to be paid on or before December 28, 1998. The restricted stock grant and bonus represent an inducement for renewal of the contracts, plus compensation for services as well as for the officers' extension to the Company of a $1.1 million unsecured line of credit and their willingness to forgo two months' salary in 1997.

During the nine months ended September 30, 1998, the Company also issued 36,230 shares of restricted and/or unregistered stock to several other officers and employees. The fair value of these shares on the respective measurement dates aggregated $183,825, which was recorded as deferred compensation and is being amortized to expense over the period that the shares vest.

(12) USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant estimates include management's estimate that accounts receivable of NetCo Partners as of September 30, 1998 will be collected in full, and that no reserve for uncollectable accounts is necessary (See Note 5).

Significant accounting estimates also include management's assessment that the deferred tax asset as of September 30 1998 will be realized through a combination of actions and events, described in Note 9, which are expected to generate taxable income. Failure to achieve one or all these actions could adversely impact the recovery of the deferred tax asset.

Significant estimates also include management's assessment that 19 entertainment kiosks not currently used in operations (see Note 10) could be sold for an amount, which, net of selling costs, equals or exceeds the current carrying value of the kiosks. There is no assurance that the ultimate net sales proceeds will equal or exceed the carrying amount.

(13) RECLASSIFICATION:

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 classification.

(14) SUBSEQUENT EVENT:

During the month of October 1998, the Company purchased 42,850 shares of its Common Stock in the open market for an aggregate consideration of $103,088. These shares will be recorded as treasury stock.

During November 1998, the Company issued 50 shares of its 7% Series D Convertible Preferred Stock for gross proceeds of $500,000, less $42,500 in costs associated with issuance of these shares, under terms similar to those of the Series D Convertible Preferred shares issued in September 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS.

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Big Entertainment, Inc. ("Big Entertainment" or the "Company") which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth, acquisition and divestiture strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. Such factors include, but are not limited to, the Company's limited availability of cash and working capital; operating losses and accumulated deficit; limited operating history; risks related to retail operations; competition; risks related to trademarks and proprietary rights; dependence on management; dependence on licensees; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

GENERAL

Big Entertainment is a diversified entertainment company presently engaged in the development and licensing of intellectual properties and the operation of entertainment-related retail stores. This Thanksgiving the Company is launching "www.bige.com," with plans for it to be the world's largest online entertainment studio store selling licensed branded merchandise from Hollywood studios, television networks, and popular culture. The Company's online internet studio store will carry merchandise from over 150 film and television titles. In addition, "www.bige.com" will be the exclusive movie merchandise store on "usatoday.com", one of the most frequently visited sites on the internet.

Big Entertainment conducts these activities through the Company and its subsidiaries, including 51%-owned Tekno Books and 100%-owned Big Online, Inc. (which owns "www.bige.com"), as well as through a joint venture known as NetCo Partners, in which the Company has a 50% ownership interest.

The Company has agreed to contribute its intellectual properties (i.e., LEONARD NIMOY'S PRIMORTALS, GENE RODDENBERRY'S XANDER IN LOST UNIVERSE, etc.), but not its on-line business, to a newly formed entity, Huge Entertainment, which is discussed on page 16. Upon consummation of this transaction, the Company will have a 51.75% ownership interest in Huge Entertainment (on a pre-IPO basis). Plans are for Huge Entertainment to go public in an IPO and for shareholders of Big Entertainment to receive shares in Huge Entertainment, although there can be no assurances that these transactions will be completed as planned. All of the Company's intellectual properties activities will then be conducted through Huge Entertainment as further discussed on page 16.

Pending the consummation of the Huge Entertainment transaction, the Company has two current operating divisions: the intellectual properties division and the entertainment retail division. A third operating division, Big Online, Inc.,the owner of "www.bige.com", will commence operations when it debuts this Thanksgiving as noted above.

The intellectual properties division owns the exclusive rights to certain original characters and concepts, created by best-selling authors and media celebrities, which it licenses across all media, including books, films and television, multi-media software, toys and other products. The Company and NetCo Partners acquire the rights to these intellectual properties pursuant to agreements that generally grant them the exclusive rights to the intellectual properties and the right to use the creator's name in the titles of the intellectual properties (such as MICKEY SPILLANE'S MIKE DANGER and LEONARD NIMOY'S PRIMORTALS). The intellectual properties division also includes a book development and licensing operation which focuses on developing and executing book projects, frequently with best-selling authors. These books are then licensed for publication to book publishers such as HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Viking Press and Warner Books.

The entertainment retail division operates a chain of retail studio stores and Super-Kiosks that sell entertainment-related merchandise. In addition, the Company has an agreement with The ABC Television

Network ("ABC"), a division of The Walt Disney Company ("Disney") pursuant to which the entertainment retail division runs ABC video clips on the television monitors in the Entertainment Super-Kiosks in exchange for promotional and advertising spots on ABC affiliate television stations. The Company has contracted its traditional retail operations during 1998 and is currently focusing on the launch and operation of its new internet-based retailing venture discussed above.

INTELLECTUAL PROPERTIES DIVISION

INTELLECTUAL PROPERTIES AND LICENSING ACTIVITIES. The Company's intellectual properties have been acquired and developed pursuant to agreements with best-selling authors and media celebrities, which agreements generally grant the Company all rights (including the rights to all media such as print, television, film, video, on-line, merchandise, etc.) to the original intellectual property. The Company actively seeks to license the intellectual properties to third parties, including book publishers, film studios, television networks, etc. for use in various media. The Company is generally obligated to pay the authors or celebrities fees based on amounts received by the Company from licensing to third parties the rights to produce products featuring the intellectual properties. The Company seeks when possible to license its intellectual properties on terms that provide to the Company advance payments against royalties to be earned and that minimize or eliminate the Company's additional development costs going forward.

The Company's intellectual properties include, among others: LEONARD NIMOY'S PRIMORTALS; GENE RODDENBERRY'S XANDER IN LOST UNIVERSE; ISAAC ASIMOV'S I-BOTS; MICKEY SPILLANE'S MIKE DANGER; JOHN JAKES' MULLKON EMPIRE; ANNE MCCAFFREY'S
ACORNA: THE UNICORN GIRL; MARGARET WEIS' TESTAMENT OF THE DRAGON; NEIL GAIMAN'S MR. HERO - THE NEWMATIC MAN; NEIL GAIMAN'S TEKNOPHAGE; NEIL GAIMAN'S LADY JUSTICE; NEIL GAIMAN'S ADAM CAIN, THE WANDERER; and NEIL
GAIMAN'S WHEEL OF WORLDS.

The Company's licensing agreements include:

/bullet/ An initial joint publishing agreement with HarperCollins, one of the largest publishers in the world and a division of The News Corporation, to publish hardcover books, paperback books, and/or illustrated novels for ANNE MCCAFFREY'S ACORNA: THE UNICORN GIRL, ISAAC ASIMOV'S I-BOTS, and MARGARET WEIS' TESTAMENT OF THE DRAGON, and a second agreement with HarperCollins for publication of additional novels in the ANNE MCCAFFREY'S ACORNA series.

/bullet/ A publishing agreement with Warner Books, a division of Time Warner, Inc., for LEONARD NIMOY'S PRIMORTALS.

/bullet/ A film licensing agreement with Pressman Films for MICKEY SPILLANE'S MIKE DANGER. (Pressman Films may co-produce and/or co-distribute this property as a feature film or television series in conjunction with Miramax Films, a division of Disney.) Pressman Films is expected to produce this film in 1999. Pressman Films has produced over 50 motion pictures including WALL STREET, THE CROW, REVERSAL OF FORTUNE AND DAS BOOT.

/bullet/ A joint publishing agreement with Miramax Books and Hyperion Books, both divisions of Disney, for publication of a MICKEY SPILLANE'S MIKE DANGER book written by Mickey Spillane.

/bullet/ A licensing agreement with Books on Tape, Inc. for production of unabridged audio recordings of two novels based on ANNE MCCAFFREY'S
          ACORNA: THE UNICORN GIRL.

/bullet/ A book licensing agreement with DAW Books, a partner of Penguin Putnam, Inc., for two novels based on GENE RODDENBERRY'S XANDER IN LOST UNIVERSE. Gene Roddenberry is the creator of STAR
          TREK /trademark/.

/bullet/ A joint CD-ROM publishing venture with Sierra On-Line, one of the largest worldwide publishers of interactive entertainment, productivity and educational software, for an interactive CD-ROM of LEONARD NIMOY'S PRIMORTALS.

/bullet/ Various foreign licensing agreements for publication of both LEONARD NIMOY'S PRIMORTALS and ANNE MCCAFFREY'S ACORNA: THE UNICORN GIRL.

Other significant licensing activities are carried out by the Company through its NetCo Partners joint venture. These licensing activities are discussed on page 18 herein.

BOOK DEVELOPMENT AND LICENSING. Big Entertainment conducts its book development and licensing activities through its 51%-owned subsidiary, Tekno Books. Tekno Books is a leading developer of fiction and non-fiction books, with over 1,000 books published to date (including approximately 75 books published during 1997 and approximately 50 books published during the first three quarters of 1998) and approximately another 180 books under contract that are forthcoming. Tekno Books is not a book publisher itself, and therefore it does not bear the expenses and risks of a typical book publisher. Instead, Tekno Books works to develop concepts, frequently in conjunction with one or more best-selling authors and/or media celebrities, which it then licenses to various publishers for publication. In addition, Tekno Books provides the Company with access to a number of best-selling authors. Tekno Books has worked with approximately 50 NEW YORK TIMES best-selling authors, including Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. These books have been published with more than 80 publishers (including HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Viking Penguin and Warner Books), translated into 31 languages, and selected by 22 different book clubs. Tekno Books is also a leading producer of novels and anthologies in the science fiction, fantasy, mystery, horror and western genres.

Tekno Books has several agreements through which it plans to expand the scope of its projects. The first is an agreement with a company owned by Magic Johnson, June Bug Enterprises, Inc., which provides for pro basketball star Magic Johnson to develop textbooks, children's books, novels, and action figure cartoon characters with special appeal to children. Current plans are for Magic Johnson to work with Tekno Books to develop a series of educational textbooks with material presented by Magic Johnson as well as a series of children's books and novels. The textbooks are expected to use examples from sports to illustrate important concepts and enliven student interest and enthusiasm. To the extent not borne by the publishers, Tekno Books will advance all costs associated with the development of these books and projects while the net proceeds (after agent's fees and reimbursement of costs advanced by Tekno Books) will be divided equally between Tekno Books and June Bug Enterprises, Inc.

In November 1997, Tekno Books entered into an agreement with MGM Consumer Products granting Tekno Books the right to publish books based on the past, present and future properties from the film and television show libraries of Metro-Goldwyn-Mayer Studios, United Artists Corporation, Orion Pictures Corporation, and Goldwyn Entertainment, Inc. As part of this contract, Tekno Books acquired the right to use the MGM name and trademark in connection with the books published. The initial contract is for 15 months with an automatic renewal provided Tekno Books is in compliance with the terms of the contract. Tekno Books will pay MGM a royalty based on the net profits generated from the books. Several books are currently being developed based on the rights granted to Tekno Books under the MGM contract. The first three books, based on the MGM property POLTERGEIST: THE LEGACY, which is presently airing on Showtime and in syndication, are scheduled to be published beginning in 1999.

Also during 1997, Tekno Books entered into an agreement with The Classica Foundation, a Russian charitable organization. The Classica Foundation holds the only catalogue of archived documents contained in the Russian archives consisting of millions of documents that were captured by the Soviets from the German archives at the end of World War II. This includes a substantial portion of the German Archives up to 1945 as well as voluminous documents from archives of countries occupied by Germany during World War II. Classica has advised the Company that until this time, the bulk of these files have not been seen outside of Russia. This agreement with The Classica Foundation grants Tekno Books the exclusive use of this catalogue to the Russian archives, and the right to copy the materials contained therein for use in licensing rights for books, CD-ROMs, on-line, documentaries, television specials and feature films based on these materials. Tekno Books has developed an extensive list of major book projects that may be developed from these archives, including books on topics such as the German military, German intelligence activities before and during World War II, the Nazi party, certain of Hitler's personal papers and correspondence, Germany's plan for the occupation of England, and German-Vatican relations. Many of these topics also have the potential to be developed as CD-ROMs, television specials and feature films. Work has already begun on several book projects based on the archived materials. The Company and Tekno Books intend to donate copies of any documents related to the Holocaust or any profit derived therefrom to appropriate Holocaust-related charitable organizations. Tekno Books paid $100,000 in 1997 and another $100,000 during the first quarter of 1998 to secure these rights through March 12, 1999. Tekno Books has an option, and under certain circumstances an obligation, to extend this agreement through 2003 for an additional payment of $300,000, payable in March 1999, as well as an additional five-year option exercisable in 2003 to extend the term for another five years for an additional payment of $500,000. One-half of the payments to Classica are advances to be credited against The Classica Foundation's 50% profit participation in the project.

FORMATION OF HUGE ENTERTAINMENT. In March 1998, the Company, C.P. Group, and Dr. Martin H. Greenberg, CEO of Tekno Books and a director of the Company, agreed to contribute certain assets to a newly formed entity, Huge Entertainment, in exchange for equity ownership and an aggregate of $8 million in promissory notes from Huge Entertainment. In exchange for 51.75% of the equity of Huge Entertainment and a promissory note in the amount of $4,140,000, the Company is contributing (i) 100% of the intellectual properties presently owned by the Company, (ii) the Company's 50% ownership interest in NetCo Partners, and (iii) the Company's 51% ownership interest in Tekno Books. In exchange for 46.05% of the equity of Huge Entertainment and a promissory note in the amount of $3,684,000, C.P. Group is contributing (i) its 50% ownership interest in NetCo Partners, and (ii) one additional intellectual property TOM CLANCY'S TOP SECRET. In addition, the Company and C.P. Group have agreed that TOM CLANCY'S CYBERNATION, an intellectual property that was created as part of the creative process of developing TOM CLANCY'S NET FORCE, will also be contributed to Huge Entertainment. In exchange for 2.20% of the equity in Huge Entertainment and a promissory note in the amount of $176,000, Dr. Martin H. Greenberg is contributing a 24.5% ownership interest in Tekno Books. The formation of Huge Entertainment has been approved by the Company's Board of Directors. Plans are for Huge Entertainment to go public via an IPO of Huge Entertainment securities, although there can be no assurances that Huge Entertainment will successfully complete an IPO. It is currently anticipated that the contribution of the various assets to Huge Entertainment will occur simultaneously with the closing of such IPO. The promissory notes will bear interest at the Citibank, N.A. prime rate and mature in seven years. Any payments on the notes will be made pro rata to all note holders. The notes provide for optional prepayment without penalty and mandatory prepayment (except in certain limited circumstances) in the event of an IPO or other issuance of equity by Huge Entertainment.

ENTERTAINMENT RETAIL DIVISION

The Company operates mall-based retail stores which sell entertainment-related branded merchandise including apparel, jewelry, art, collectibles, novelty items, and books. The merchandise is based on movies and television shows such as Star Wars /trademark/, Star Trek /trademark/, X-Files /trademark/, South Park /trademark/ and Batman /trademark/. The Company operates two different retail formats - Entertainment Super-Kiosks and in-line studio stores. The Entertainment Super-Kiosks average 166 square feet in size. During the fourth quarter of 1997, the Company opened its first in-line studio stores. The new format in-line studio store prototype, at approximately 3,000 square feet, is significantly larger than the Entertainment Super-Kiosks and enables the Company to offer a broader array of merchandise targeted at a wider segment of the market.

The Company currently operates 14 mall-based retail stores consisting of nine Entertainment Super-Kiosks and five in-line stores, including four studio stores and one mini in-line store. This represents a significant reduction in the number of kiosk locations, as the Company has aggressively pursued closing its marginal kiosk locations throughout 1998. To date in 1998, the Company has closed 21 kiosk locations and eliminated approximately 100 positions, primarily store employees, as a result of the reduction in the number of kiosks. Other expense savings from the reduction in kiosks include reduced travel and distribution costs. Unlike a typical retail store, a closed kiosk can be temporarily placed in storage and later redeployed to a more desirable location, or sold. The Company is currently exploring alternatives for the future use of the kiosks, which may include a sale. The Company plans to focus its future efforts in this area on the launch and operation of its new e-commerce internet studio store, "www.bige.com".

INTERNET E-COMMERCE STORE - "www.bige.com". The new online store, "www.bige.com", will launch this Thanksgiving with a substantial product line including branded licensed merchandise from the Hollywood studios, television networks, and popular culture such as Southpark, Wrestling, Rug Rats, Star Trek, and Teletubbies. The Company has entered into an agreement with USA Today Information Network to be the exclusive e-commerce studio store on the newspaper's frequently visited (6 million unique visitors per month) website "www.usatoday.com". The Company's e-commerce website will appear on usatoday.com's Homefront Page as well as the Front Pages of the Movies, Entertainment and Life sections of "www.usatoday.com". The owner of USA Today is Gannett Co., Inc., a shareholder in the Company. The Company is currently engaged in discussions to expand its e-commerce presence with other highly trafficked websites, as well as search engines and portal companies; such discussions are presently ongoing.

The Company has entered into an amended agreement in principle with an internet entrepreneur to sell 25% of the Company's internet studio store in exchange for $6 million (which will be reinvested in marketing of the internet studio store on the worldwide web). Although a definitive agreement is currently being negotiated, there are no guarantees or assurances that this transaction will be completed or be completed on the terms as outlined above.

ABC PROGRAMMING AGREEMENT. In March 1997, the Company entered into an exclusive programming agreement with ABC, a division of Disney. Under this programming agreement, on May 1, 1997, the Company commenced running two times each hour on the video monitors at each of its Entertainment Super-Kiosks, a 12-minute programming segment provided by ABC and its local affiliate television stations. The programming is devoted to upcoming television programs to appear on ABC (including ABC Entertainment, ABC News, ABC Daytime and ABC Sports) and its affiliate stations and new, non-repetitive programming is provided to the Company each month. The Company also agreed to display ABC's logo and other promotional materials complementing the then-current video monitor campaigns. In exchange for its agreement to run the ABC programming exclusively, ABC affiliate stations in the markets where the Company's Entertainment Super-Kiosks are located run promotional and advertising spots on the ABC affiliate stations featuring the Company's Entertainment Super-Kiosks and in-line studio stores. The Company also agreed to sell selected ABC products featuring the ABC logo or its programs (such as "Home Improvement" t-shirts and "Monday Night Football" caps), in its retail outlets. The Company believes that this arrangement with ABC provides its Entertainment Super-Kiosks with a steady source of current programming for the Entertainment Super-Kiosks that appeals to the target customers, at no cost to the Company. Additionally and most importantly, the promotional spots run by the ABC affiliate stations provide the Company with substantial television advertising in the markets where the retail units are located at no cash expense to the Company.

FRANCHISING. All of the Big Entertainment retail stores are currently operated by the Company. As part of its expansion strategy, the Company entered into a franchise agreement dated December 1995 with a private investor. This agreement was amended in December 1997. Under the amended agreement, this private investor has the exclusive rights to open Big Entertainment in-line studio stores in the Phoenix, Arizona market area in exchange for a $350,000 territorial exclusivity fee. The amended agreement requires the franchisee to open the first store by December 1999 and to open one store each year thereafter in order to preserve the exclusivity. The Company has the option to reacquire rights to the Phoenix, Arizona territory prior to December 31, 1998, provided no such franchised units have already opened, by issuing the franchisee 100,000 unregistered shares of the Company's Common Stock. Management has represented that it does not intend to exercise this option. The territorial exclusivity fee of $350,000 was received and recorded as income during the first quarter of 1998. The franchise agreement provides for a continuing royalty payable to the Company based upon sales. The Company signed a second franchise agreement with a private investor on May 1, 1997, for the Philadelphia area. In view of the Company's focus on its internet studio store, the Company and this franchisee have mutually agreed not to proceed, and the Company refunded the franchisee's initial $50,000 payment upon termination of and mutual release of each party from the franchise agreement.

NETCO PARTNERS

The Company also carries out substantial activities through its joint venture known as NetCo Partners. The Company and CP Group are each 50% partners in NetCo Partners. NetCo Partners owns the following intellectual properties: TOM CLANCY'S NET FORCE; ARTHUR C. CLARKE'S WORLDS OF ALEXANDER; TAD WILLIAMS' MIRROR WORLD; CATHY CASH SPELLMAN'S MILLENIUM; ANNE MCCAFFREY'S SARABAND; and NEIL GAIMAN'S LIFERS.

The most significant licensing agreements currently involve TOM CLANCY'S NET FORCE, a property owned by NetCo Partners. ABC has agreed to develop and license a television mini-series based on TOM CLANCY'S NET FORCE. The production of the mini-series has been substantially completed and ABC has begun to sell advertising for it. ABC currently plans to air the mini-series for four hours over two nights in early 1999.

NetCo Partners also has an agreement with The Berkley Publishing Group ("Berkley"), a division of Penguin Putnam Inc., which is part of the international media group Pearson plc, to publish a series of up to six original novels based on TOM CLANCY'S NET FORCE. This contract includes total maximum advances of $22 million plus the potential for royalties. Plans are to publish a book every nine months, with the first book scheduled to go on sale in December 1998, approximately six weeks prior to the airing of the ABC mini-series referred to above.

NetCo Partners also has a second agreement with Berkley to publish up to 18 young adult novels based on TOM CLANCY'S NET FORCE. This contract includes total maximum advances of $900,000 plus the potential for royalties. Plans are to publish two books in December 1998, approximately six weeks prior to the airing of the ABC mini-series referred to above, and one book every other month thereafter.

Both of the Berkley contracts grant to Berkley only the North American publishing rights to TOM CLANCY'S NET FORCE. NetCo Partners has also licensed the rights to TOM CLANCY'S NET Force books in other countries. NetCo Partners has entered into an agreement with Headline Book Publishing Ltd. ("Headline") for the rights to publish the first four TOM CLANCY'S NET FORCE novels and all 18 young adult books in the United Kingdom. The first novel to be published under this agreement was shipped to retailers by Headline in October 1998. NetCo Partners has also entered into contracts licensing some or all of the adult and young adult TOM CLANCY'S NET FORCE books for publication in the German, French, Dutch, Danish, Spanish, Swedish and Norwegian languages. Total contractual advances payable under the foreign licensing agreements aggregate approximately $3.9 million. NetCo Partners continues to negotiate license agreements for TOM CLANCY'S NET FORCE in other foreign markets.

NetCo Partners also entered into an agreement with Random House Audio Publishing to license the audio book rights for the first two TOM CLANCY'S NET FORCE novels for an aggregate consideration of $600,000. NetCo Partners anticipates licensing additional audio books in the series.

NetCo Partners also entered into an agreement with the Dodge division of Chrysler Corporation for placement of Chrysler and Dodge products in TOM CLANCY'S NET FORCE novels.

NetCo Partners has also entered into an agreement to license TAD WILLIAMS' MIRROR WORLD to HarperCollins for publication as an illustrated novel.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 ("Q3-98") AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997 ("Q3-97"), AND NINE MONTHS ENDED SEPTEMBER 30, 1998 ("Y3-98") AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 ("Y3-97").

The following table summarizes the Company's revenues, cost of sales, and gross profit by division for Q3-98, Q3-97, Y3-98, and Y3-97, respectively:

                                                     INTELLECTUAL              ENTERTAINMENT
                                                      PROPERTIES                   RETAIL              TOTAL
                                                     ------------              -------------           -----
Q3-98
-----
Net Revenues                                        $     819,490              $   1,510,656           $   2,330,146
Cost of Sales                                             465,375                    841,930               1,307,305
                                                    -------------              -------------           -------------
Gross Profit                                        $     354,115              $     668,726           $   1,022,841
                                                    =============              =============           =============

Q3-97
-----
Net Revenues                                        $     343,657              $  1,660,083            $   2,003,740
Cost of Sales                                              97,958                   913,266                1,011,224
                                                    -------------              -------------           -------------
Gross Profit                                        $     245,699              $    746,817            $     992,516
                                                    =============              =============           =============

Y3-98
-----
Net Revenues                                        $   1,964,943              $  5,633,429            $   7,598,372
Cost of Sales                                             999,238                 2,872,517                3,871,755
                                                    -------------              -------------           -------------
Gross Profit                                        $     965,705              $  2,760,912            $   3,726,617
                                                    =============              =============           =============

Y3-97
-----
Net Revenues                                        $   1,477,336              $  4,141,293            $   5,618,629
Cost of Sales                                             737,962                 2,253,364                2,991,326
                                                    -------------              -------------           -------------
Gross Profit                                        $     739,374              $  1,887,929            $   2,627,303
                                                    =============              =============           =============

NET REVENUES

Net revenues for Q3-98 increased by 16%, or $326,406, to $2,330,146 from $2,003,740 for Q3-97. Net revenues for Y3-98 increased by $1,979,743, or 35%, to $7,598,372 from $5,618,629 for Y3-97. The increase in net revenues for Q3-98 was driven by an increase in net revenues for the intellectual properties, while the increase in net revenues for Y3-98 is attributable primarily to growth in the Company's entertainment retail division coupled with an increase in net revenues in the intellectual properties division. For Q3-98, revenues generated by the entertainment retail division amounted to 65% of the Company's total revenues while revenues from the intellectual properties division amounted to 35% of the total. By comparison for Q3-97, entertainment retail revenues amounted to 83% of the total and intellectual properties revenues amounted to 17% of the total.

GROSS PROFIT

Overall Company gross profit increased by 3%, or $30,325, to $1,022,841 for Q3-98 from $992,516 in Q3-97, reflecting higher gross profit in the intellectual properties division. The Company's overall gross profit increased 42%, or $1,099,314, to $3,726,617 in Y3-98 from $2,627,303 in Y3-97, primarily due to increases in gross profit in the Company's entertainment retail division resulting from the impact of the ABC programming agreement. As a percentage of net revenues, gross profit decreased to 44% in Q3-98 from 50% in Q3-97.

INTELLECTUAL PROPERTIES DIVISION

The intellectual properties division generates revenues from several different activities including book development and licensing, intellectual property licensing, and publishing MYSTERY SCENE MAGAZINE and its web site, "mysterypages.com". In Y3-97, publishing also included minor residual revenues from publication of comic books, which the Company has discontinued. The revenue breakdown from these activities is as follows:

                                                     Q3-98                     Q3-97
                                              ------------------       --------------------
                                                  $         %              $            %
                                              ------------  ----       ------------    ----
Book Development & Licensing                  $    759,363   93%       $    308,613     90%
Licensing                                           58,184    7              17,268      5
Publishing                                           1,943   -               17,776      5
                                              ------------  ----       ------------    ----

Total                                         $    819,490  100%       $    343,657    100%
                                              ============  ====       ============    ====

                                                     Y3-98                     Y3-97
                                              ------------------       --------------------
                                              $             %          $                 %
                                              ------------  ----       ------------    ----
Book Development & Licensing                  $  1,736,267   88%       $  1,284,205      87%
Licensing                                          196,355   10             141,414      10
Publishing                                          32,321    2              51,717       3
                                              ------------  ----       ------------    ----

Total                                         $  1,964,943  100%       $  1,477,336     100%
                                              ============  ====       ============    ====

Book development and licensing represents 93% of the revenues generated by the intellectual properties division for Q3-98 and 88% for Y3-98. The Company's book development and licensing activities are conducted through Tekno Books, its 51%-owned subsidiary. Tekno Books focuses on developing and executing book projects, frequently with best-selling authors, and then licensing the books for publication with various publishers. Book development and licensing revenues increased by $450,750, or 146% to $759,363 for Q3-98 from $308,613 for Q3-97, and by $452,062, or 35%, to $1,736,267 for Y3-98 from

$1,284,205 for Y3-97. These increases were largely due to contractual advances payable under several significant book contracts based on performance benchmarks met under the contracts. The Company anticipates continued significant increases in the revenues generated by Tekno Books in the future due to several new contracts which were entered into during 1997. These contracts include an agreement with June Bug Enterprises (the "Magic Johnson Agreement"), an agreement with MGM Consumer Products (the "MGM Agreement"), and an agreement with The Classica Foundation (the "Tekno Classica Agreement"). Under the Magic Johnson Agreement, Tekno Books will work with pro basketball star Magic Johnson to develop a series of educational textbooks with material presented by Magic Johnson as well as a series of children's books and novels. Under the MGM Agreement, Tekno Books has the rights to publish books based on the past, present and future properties from the film and television show libraries of Metro-Goldwyn-Mayer Studios, United Artists Corporation, Orion Pictures Corporation, and Goldwyn Entertainment, Inc. Several books are currently being developed pursuant to the MGM Agreement. Under the Tekno Classica Agreement, Tekno Books, through its wholly-owned subsidiary, may develop books for licensing to publishers worldwide and license rights to produce CD-ROMs, documentaries, television specials, and feature films based on archived documents contained in the Russian archives that were captured from the German archives at the end of World War II. Tekno Books currently has a lengthy list of book projects that it plans to develop under the Tekno Classica Agreement, with several books currently under development.

Licensing revenues (excluding revenues generated by NetCo Partners) increased by 237%, or $40,916, from $17,268 in Q3-97 to $58,184 in Q3-98. Licensing revenues include advances and royalties received under the Company's various licensing agreements with HarperCollins, Warner Books, Sierra On-Line, Alliance Entertainment, Books on Tape, Inc. and various licensees for foreign publications. Licensing revenues for Q3-98 primarily consisted of advances under the HarperCollins licensing agreements as two of Big Entertainment's intellectual properties were published as novels by HarperCollins during the quarter - ANNE MCCAFFREY'S ACORNA'S QUEST and MARGARET WEIS' DRAGON'S DISCIPLE. Licensing revenues for Q3-98 also include secondary publication rights payments received for publication of ANNE MCCAFFREY'S ACORNA: THE UNICORN GIRL, MICKEY SPILLANE'S MIKE DANGER and NEIL GAIMAN'S TEKNOPHAGE comic books as well as royalties from the sales of LEONARD NIMOY'S PRIMORTALS CD-ROM. Licensing revenues for Q3-97 included an advance for an illustrated novel to be published by HarperCollins, as well as secondary publications rights payments for several comic books. Note that licensing revenues generated by NetCo Partners (in which the Company has a 50% interest) are not included in the above licensing figures, but rather are included in equity in earnings of NetCo Partners discussed in more detail on page 23.

Publishing revenues decreased by 89%, or $15,833, to $1,943 in Q3-98 from $17,776 in Q3-97. Publishing revenues decreased by 38%, or $19,396, to $32,321 for Y3-98 from $51,717 for Y3-97. Publishing revenues during Q3-98 consist of revenues from publication of MYSTERY SCENE MAGAZINE, a mystery-genre trade journal published by the Company's 51%-owned subsidiary, Fedora, Inc. MYSTERY SCENE MAGAZINE has recently joined with two other mystery magazines owned by Dell Publishing, ELLERY QUEEN MYSTERY MAGAZINE and ALFRED HITCHCOCK MYSTERY MAGAZINE, in the formation of a combined internet website called "mysterypages.com," which sells subscriptions to all three magazines, provides an overview of the current magazine issues, includes interviews with mystery and suspense authors, and contains a message board for mystery fans to contact their favorite authors. The combined monthly circulation for the three publications is in excess of 600,000 readers. It will soon be possible to buy mystery books over the site through an arrangement with Barnesandnoble.com. The decrease in publishing revenues is attributable to the Company's decision to discontinue its comic book publishing operation. The Company began to reduce the number of comic book titles it published during 1996 and completely ceased publication of all titles during the first quarter of 1997, although residual revenues were earned throughout 1997. The Company has continued to exploit the intellectual properties it acquired while publishing comic books through licensing agreements for illustrated novels with HarperCollins and other media, as discussed above.

Gross profit for the intellectual properties division (not including the Company's 50% equity in the earnings of NetCo Partners) increased by 44%, or $108,416, to $354,115 in Q3-98 from $245,699 in Q3-97 and by 31%, or $226,331, to $965,705 for Y3-98 from $739,374 for Y3-97. This increase in gross profit for Q3-98 reflects increased gross profits from Tekno Books and increased licensing activities with HarperCollins.

ENTERTAINMENT RETAIL DIVISION

Net revenues for the Company's entertainment retail division decreased by 9%, or $149,427, to $1,510,656 for Q3-98 from $1,660,083 for Q3-97, while increasing by
36%, or $1,492,136, to $5,633,429 for Y3-98 from $4,141,293 for Y3-97. The decline in net revenues for Q3-98 resulted from the closure of kiosks during Y3-98 as discussed below. Net revenues are derived from sales of entertainment-related products and merchandise at the Entertainment Super-Kiosks and in-line studio stores, imputed income from the ABC programming agreement, and franchise fee income.

The composition of net revenues is as follows:


                                                     Q3-98                     Q3-97
                                              ------------------       --------------------
                                                  $         %              $            %
                                              ------------  ----       ------------    ----
Retail Sales                                  $  1,128,006   75%       $  1,485,083     89%

ABC Advertising Income                             382,650   25             175,000     11
                                              ------------  ----       ------------    ----

                                              $  1,510,656  100%       $  1,660,083    100%
                                              ============  ====       ============    ====

                                                     Y3-98                     Y3-97
                                              ------------------       --------------------
                                              $             %          $                 %
                                              ------------  ----       ------------    ----
Retail Sales                                  $  4,000,779   71%       $  3,966,293      96%

ABC Advertising Income                           1,282,650   23             175,000       4

Franchise Fee Income                               350,000    6                   -       -
                                              ------------  ----       ------------    ----

                                              $  5,633,429  100%       $  4,141,293     100%
                                              ============  ====       ============    ====

The Company had 13 retail units in operation at September 30, 1998 as compared to 32 units at September 30, 1997. Over the 12-month period from September 30, 1997 to September 30, 1998, the Company closed 22 kiosks and opened three new prototype in-line studio stores. Retail sales decreased by 24%, or $357,077, to $1,128,006 for Q3-98 from $1,485,083 for Q3-97, as a result of the closure of 22 kiosks. Comparable store sales growth for the quarter was modest, up by less than 1%. On a year-to-date basis, retail sales increased by 1%, or $34,486, to $4,000,779 for Y3-98 from $3,966,293 for Y3-97. The increase in retail sales was entirely attributable to the revenues generated by the new in-line studio stores. The additional sales from the new in-line studio stores were partially offset by the loss of sales from kiosks that were closed and by a decrease in comparable store sales of 6% for Y3-98. The decline in comparable store sales was principally caused by lower dollar sales, although unit movement was strong, reflecting significant mark-downs as part of an effort during the months of March, April and May of 1998 to move out older merchandise and make room for new merchandise. The turnaround in comparable store sales to positive for Q3-98 was partially attributable to this new fresh merchandise. Other factors contributing to the sales turnaround in Q3-98 include the Company's shift in its merchandising focus to the core mall customer, quicker reaction to trends in the entertainment industry, new product sourcing, and a broader merchandise mix.

Net revenues include imputed income from running ABC video clips on the in-store television monitors in exchange for advertising air time on local ABC affiliate television stations. This imputed income amounted to $382,650 for Q3-98 and $1,282,650 for Y3-98, as compared to $175,000 for both Q3-97 and Y3-97 as the barter arrangement with ABC commenced during Q3-97. The Company records the estimated fair value of the air time received from the ABC affiliates as the value of the revenues earned by playing the ABC video clips in its retail units.

Revenues for the entertainment retail division also include $350,000 of franchise fee income during Y3-98. This income represents the territorial exclusivity fee which the Company received during the first quarter of 1998 from the franchisee for the Phoenix, Arizona territory. Under the Company's agreement with this franchisee, the franchisee must open at least one store by December 1999 and one store each year thereafter in order to preserve its exclusivity. The agreement also provides for a continuing royalty based upon sales of the franchised units, though no franchised units have been opened yet. The Company is not obligated to provide any additional support to the franchisee under this agreement.

Gross profit for the entertainment retail division decreased by 10%, or $78,091, to $668,726 for Q3-98 from $746,817 for Q3-97 as a result of the decline in sales due to the closed kiosk units. On a year-to-date basis, gross profit increased by 46%, or $872,983, to $2,760,912 for Y3-98 from $1,887,929 for
Y3-97. As a percentage of entertainment retail division revenues, gross profit decreased to 44% for Q3-98, from 45% for Q3-97. The decrease in gross profit margin for Q3-98 stemmed primarily from the mark-downs which were taken in order to sell off merchandise in the kiosks that closed during Q3-98. For Y3-98, gross profit margin increased to 49% from 46% in Y3-97 as a result of the impact of the ABC programming agreement and the franchise fee income discussed above, for which there were no offsetting costs included in cost of sales.

EQUITY IN EARNINGS (LOSS) OF NETCO PARTNERS

The Company's 50% share in the loss of NetCo Partners amounted to $(388,274) for Q3-98 as compared to income of $7,928 for Q3-97, and a loss of $(97,880) for Y3-98 as compared to income of $1,830,427 for Y3-97. The loss in Q3-98 and Y3-98 is attributable to a modification of the licensing agreement between NetCo Partners and ABC, which resulted in a modification of revenues accrued by NetCo Partners in 1997 under the ABC mini-series agreement for NET FORCE. The mini-series agreement originally provided for a payment to NetCo Partners of $1.6 million should the NET FORCE mini-series not air by May 1999 and a minimum guaranteed license fee if it aired. During the third quarter, ABC substantially completed production of the mini-series (at a sizable cost which was funded entirely by ABC), and the mini-series was scheduled by ABC to air for four hours over two nights in early 1999. Under the new agreement, Netco Partners is to receive a $400,000 rights fee and a profit participation in the mini-series in lieu of the original license fee. Since it is probable the mini-series will air in early 1999, as scheduled, NetCo Partners recorded a $1.2 million revenue modification during Q3-98, representing the difference between the $1.6 million penalty payment previously accrued and the $400,000 rights fee, which was received during Q3-98. Future revenue under the ABC mini-series agreement will be based on profit participation. This revenue adjustment has resulted in negative revenues, negative gross profit, and a net loss for NetCo Partners for the three and nine months ended September 30, 1998. These negative amounts are not necessarily indicative of the future operating results expected to be generated by NetCo Partners. Offsetting this revenue modification was $304,236 in revenues recognized in Q3-98 by NetCo Partners from licensing agreements to publish certain of the NET FORCE novels and young adult books in various foreign languages. The first NET FORCE novel has been published under a foreign licensing agreement in the U.K. and this book is already in its fifth printing.

The income in Y3-97 reflects the revenues recorded for NET FORCE during the second quarter of 1997 ("Q2-97") for the initial signature advances under several of the licensing agreements (including the subsequently reversed revenues from the ABC mini-series discussed above) as Q2-97 was the first quarter in which any revenues were recognized by NetCo Partners for NET FORCE. The income recognized by NetCo Partners during Q2-97 reflected the culmination of the efforts to reach agreements with ABC and Berkley, including acceptance of the ABC teleplay, thereby enabling NetCo Partners to recognize the sizable signature advances under the various licensing agreements then in place.

NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements and when ultimate collection of such revenues is no longer subject to significant contingencies such that collection is substantially assured. When advances are received prior to completion of the earnings process NetCo Partners defers recognition of revenue until the earnings process has been completed. Costs related to acquisition, development and sales of intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.

OPERATING EXPENSES

Operating expenses consist of selling, general and administrative expenses, salaries and benefits, amortization of goodwill and intangibles, and a reserve for closed kiosks and lease termination costs. Excluding the reserve for closed kiosks and lease termination costs, which is discussed on the following page, operating expenses decreased by 9%, or $264,435, to $2,545,951 for Q3-98 from $2,810,386 for Q3-97 as a result of closing 22 kiosks during the 12 months ended September 30, 1998. On a year-to-date basis, operating expenses increased by 16%, or $1,183,886, to $8,561,319 for Y3-98 from $7,377,433 for Y3-97. Note that
$1,107,650, or 94% of the increase in Y3-98 represents non-cash advertising expense imputed under the ABC barter agreement discussed below. Excluding the non-cash ABC advertising expense, operating expenses decreased by $472,085, or 18%, in Q3-98 and increased by $76,236, or 1%, in Y3-98. As a percentage of net revenues, total operating expenses decreased to 109% in Q3-98 from 140% in Q3-97. The Company expects to further reduce this ratio throughout the balance of 1998 as it realizes the full favorable impact of closing the marginal kiosks. The decrease in total operating expenses in Q3-98 as compared to total operating expenses in Q3-97 reflects decreases in selling, general and administrative expenses of $19,013, or 1%, salaries and benefits of $138,826, or 13%, and amortization of goodwill and intangibles of $106,596, or 93%. The increase in total operating expenses for Y3-98 as compared to Y3-97 reflects a $1,348,095, or 32%, increase in selling, general and administrative expenses and a $152,969, or 5%, increase in salaries and benefits, partly offset by a decrease of $317,178, or 93%, in amortization of goodwill and intangibles. Of the $1,348,095 increase in selling, general and administrative expenses, $1,107,650 consists of imputed advertising expense under the ABC barter arrangement. The Company estimates the value of the advertising air spots that it receives from the ABC affiliate television stations and records this amount as advertising expense, although the Company does not actually expend any funds for this advertising. The $152,969 net increase in salaries and benefits for Y3-98 is attributable to nine months of additional expenses in the entertainment retail division during Y3-98 for the new employees added to staff the in-line studio stores and the minimum wage rate increase which was effective September 1, 1997 being offset, in part, by the savings from closing 22 kiosk locations.

RESERVE FOR CLOSED KIOSKS AND LEASE TERMINATION COSTS

The Company has aggressively pursued closure of its marginal entertainment retail kiosks and has closed 21 kiosk locations during the nine months ended September 30, 1998. Ten of the 21 mall leases were terminated at the expiration of the lease, or at the mutual consent of both parties, at no additional cost to the Cpmpany. The Company has reached agreement with certain of the other lessors to terminate the leases based on a maximum rental payment stream to be paid out over time, in most cases over a four-month time frame. The Company is currently negotiating with the remaining lessors to obtain assignment of and/or release from certain of its lease obligations, which are typically short term in duration. The Company is currently exploring alternatives for the future use of the kiosks, including a possible sale. A charge in the amount of $438,956 was recorded in Q3-98, representing a write-off of six kiosks which the Company has earmarked for abandonment plus the estimated cost of the early lease terminations.

INTEREST EXPENSE, NET

Net interest expense increased by 473%, or $142,341, to $172,425 for Q3-98 as compared to $30,084 for Q3-97 and by 310%, or $463,843, to $613,549 for Y3-98 as
compared to $149,706 for Y3-97, due to additional interest expense for the inventory line of credit, the shareholder line of credit, the capital leases entered into to finance the cost of the new in-line studio stores and the convertible debenture, including non-cash interest expense pertaining to the convertible debenture of $107,750 during Y3-98 and $26,937 during Y3-97.

NET LOSS

The Company generated a net loss of $2,680,068 for Q3-98, which was a $773,673, or 41%, greater loss than the $1,906,395 loss for Q3-97. The increased loss in Q3-98 is attributable to two factors: the $438,956 reserve that was recorded for the kiosks that were closed and (ii) the decrease in the equity in earnings of NetCo Partners which was caused by the revenue modification described on page
23. The net impact of this revenue modification on the Company's bottom line was $504,000. Excluding the impact of both the reserve for closed kiosks and the NetCo Partners' revenue modification, the net loss generated by the Company for Q3-98 would have been $1,737,112, which represents a $169,283, or 9%, reduction of the net loss generated in Q3-97 of $1,906,395. For Y3-98, the net loss increased by 96%, or $3,113,250, to $6,362,673 as compared to a net loss of $3,249,323 for Y3-97. The single largest factor contributing to the Company's reduced bottom line was the significant income that was recorded during Y3-97 as equity in earnings of NetCo Partners. Q2-97 was the first quarter in which NetCo Partners recognized any income related to NET FORCE, and significant advances on various NET FORCE contracts were recorded in Q2-97. It is anticipated that NetCo Partners will generate significant revenues in future years, particularly in early 1999 as revenue recognition for certain advances payable under the various licensing agreements (some of which have already been received) is triggered by the airing of the ABC television mini-series which is scheduled for early 1999. Another factor contributing to the Company's increased net loss was an increase in net interest expense of $142,341 for Q3-98 and $463,843 for Y3-98.

Without the impact of both the reserve for closed kiosks and the revenue modification by NetCo Partners, basic and diluted loss per share would have been ($0.24) for Q3-98 as compared to ($0.30) for Q3-97, a narrower loss of $0.06 per share. Taking into account both the reserve for closed kiosks and the revenue modification by NetCo Partners, basic and diluted loss per common share was ($0.36) for Q3-98 as compared to ($0.30) for Q3-97, an additional loss of $.06 per share. Without the impact of both the reserve for closed kiosks and the revenue modification by NetCo Partners, basic and diluted loss per share would have been ($0.77) for Y3-98 as compared to ($0.56) for Y3-97, an additional loss of $0.21 per share. Taking into account both the reserve for closed kiosks and the revenue modification by NetCo Partners, basic and diluted loss per share was ($0.89) for Y3-98 and ($0.56) for Y3-97, an additional loss of $.33 per share.

The Company has made several modifications to its initial business plan in an effort to reverse its losses. During 1997, the Company stopped publishing comic books, an activity that required a substantial amount of resources and had not proven to be profitable as a result of a significant downturn in the comic book industry. Essentially all of the overhead associated with comic book publishing was eliminated effective with the second quarter of 1997. At the same time, the Company decided to expand its retail operations with the development of three prototype in-line studio stores. Substantial resources were devoted to the development of the three prototype in-line studio stores which opened in the fourth quarter of 1997 as the Company believed that the in-line studio store concept would allow it to more quickly achieve economies of scale in its entertainment retail division. The Company also aggressively pursued closing its marginal kiosk locations, and it has reduced the number of kiosks in operation to nine locations at the present time. Unlike a typical retail store, a closed kiosk can be temporarily placed in storage and later redeployed to a more desirable location, or possibly sold. The Company is currently exploring a sale of its kiosks.

The Company has curtailed its retail store expansion plans and presently is focusing its efforts on development of its e-commerce internet business. The Company is utilizing its existing distribution center, certain existing personnel and information systems for the launch of its internet studio store, "www.bige.com", thereby realizing considerable cost savings in comparison to a traditional e-commerce launch. In addition, through an agreement with USA Today Information Network, "www.bige.com" will be the exclusive e-commerce studio store on "www.usatoday.com", one of the most frequently visited sites on the internet. This agreement, which was reached with a subsidiary of one of the Company's major shareholders, Gannett Co., Inc., is expected to bring traffic to the Company's new internet studio store more quickly than would typically be expected for a new site. The Company continues to acquire and develop its base of intellectual properties, and to negotiate additional licensing agreements thereon, which while not capital intensive, requires a substantial amount of time from its senior executives. The Company has agreed to contribute its intellectual properties to a newly-formed entity, Huge Entertainment, as discussed on page 16.

SHAREHOLDERS' EQUITY

Shareholders' equity decreased 30%, or $1,524,383, to $3,579,470 at September 30, 1998 as compared to shareholder's equity of $5,103,853 as of December 31, 1997. The decrease in shareholders' equity is attributable to the Company's net loss for Y3-98 of $6,362,573, which was largely offset by new shares of stock issued pursuant to several stock purchase agreements and conversion of the Company's $650,000 convertible debenture to Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash and cash equivalents of $200,889 and a working capital deficit of $373,113 compared to cash and cash equivalents of $887,153 and a working capital deficit of $175,730 at December 31, 1997. The proceeds from the sale of $2 million of Series D Convertible Preferred Stock were not received until October 7, 1998, and therefore are not reflected in the Company's cash balance at September 30, 1998. Net cash used in operating activities during Y3-98 was $3,625,395, primarily representing cash used to fund the Company's net loss. Net cash used in investing activities was $494,792, while $3,433,923 in cash was provided by financing activities for a total decrease in cash and cash equivalents of $686,264. During Y3-97, net cash used in operating activities was $3,390,447, net cash used in investing activities was $533,724, and $3,817,694 in cash was provided by financing activities.

In December 1997, the Company established a $5 million credit facility with BankBoston Retail Finance, Inc. ("BankBoston"), which the Company is using to partially finance the cost of inventories for its entertainment retail division. The primary obligor on the credit facility is the Company's wholly-owned subsidiary that constitutes the Company's entertainment retail division, and the Company is the guarantor. Availability under this credit facility is limited to 50%-55% of the cost of retail inventories and certain other factors. The term of the facility is 48 months. Interest is payable monthly at the prime rate plus 1% for the first two years (9.25% at September 30, 1998) and the prime rate plus 1/2% for the third and fourth years. In conjunction with the inventory line of credit, the Company issued five-year warrants to BankBoston to acquire 30,000 shares of the Company's Common Stock at $9.68 per share. As of September 30, 1998, the Company's outstanding balance on the line of credit was $826,640, essentially utilizing the then available borrowing base. The facility is secured by cash, inventory and accounts receivable of the entertainment retail division. The loan agreement provides for various financial performance covenants, including maintaining specified levels of working capital, inventory, gross margin, and earnings before interest, taxes, depreciation and amortization, all measured by comparison to the entertainment retail division's business plan, which is subject to modification from time to time as may be approved by the lender. The loan agreement also sets forth certain covenants requiring a minimum level of vendor trade support, limitations on cash dividends paid by the entertainment retail subsidiary to the Company (other than for overhead allocations), and limitations on capital expenditures. The Company is in compliance with such covenants as of September 30, 1998, although it is anticipated that the Company will need to modify the business plan previously submitted to BankBoston and have such plan approved by BankBoston in order to be in compliance with all such covenants throughout 1999.

In March and April, 1998, the Company issued 248,053 shares of Common Stock to five accredited investors for gross proceeds of $1,037,500. Expenses related to the issuance of these securities totaling $37,500 were charged to additional paid-in capital. In conjunction with this stock issuance, the Company issued five-year warrants to three of the investors to acquire 55,000 shares of the Company's Common Stock at $4.66 per share. The holders of the above warrants have the right at any time during the one year period from the date said warrants were issued, to exchange the warrants for an aggregate of 22,145 shares of Common Stock.

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

On June 30, 1998 the Company entered into a private equity line of credit agreement with two accredited investors. Pursuant to this agreement, these investors issued irrevocable commitments to purchase $1,500,000 of the Company's Common Stock over a one-year period, and on June 30, 1998 these investors purchased an initial 100,000 shares of the Company's Common Stock at the market price of $5.00 per share. Therefore, only $500,000 of the $1,500,000 has been tapped and $1,000,000 remains available to the Company. In conjunction with the establishment of the equity line of credit, the Company issued warrants to these investors to purchase 45,000 shares of the Company's Common Stock for an average price of $2.89 per share. The exercise price of the warrants for 20,000 of the shares is subject to reduction, depending on the number of initial shares of the Company's Common Stock that the investors still own six months subsequent to their initial purchase. All of the warrants are exercisable through December 1, 2001. The gross proceeds of $500,000 from the sale of the 100,000 shares of Common Stock were received in July 1998. Expenses related to establishment of the equity line of credit and for the issuance of the initial securities pursuant to this line of credit amounted to $74,315. In addition, the Company issued 3,000 shares of Common Stock to the placement agent as part of this transaction. As of September 30, 1998 these investors remain obligated to invest an additional $1,000,000 in the Company's Common Stock. The Company is under no obligation to sell these shares to the investors, but may elect to do so in the future based on the Company's need for capital and the price of the Company's Common Stock. The remaining shares may be put by the Company to the investors at a price based on the market price of the Company's Common Stock, subject to various restrictions and provisions concerning frequency of the puts, maximum individual put amounts and a minimum market price for the Company's Common Stock. No additional warrants will be issued in conjunction with sales, if any, of the remaining shares.

In July 1998, six members of the Company's Board of Directors, including the Company's Chairman and Chief Executive Officer and the Company's Vice Chairman and President, as well as the Chief Executive Officer of Tekno Books, purchased an aggregate of 187,442 shares of the Company's Common Stock for $5.00 per share, the then market price of the stock. In conjunction with the private placement of these shares, the investors received five-year warrants to purchase an aggregate of 93,721 shares of the Company's Common Stock for $5.00 per share.

The Company sold an aggregate of 250 shares of its 7% Series D Convertible Preferred Stock (the "Series D Preferred Stock") in two private placements in September and November 1998, each with an accredited investor. The Company realized gross proceeds of $2,500,000 from these private placements, less expenses and commissions of $286,917. In connection with these transactions, the Company also issued to each investor two five-year warrants. The warrants entitle the investors to purchase that number of shares of Common Stock equal to the aggregate purchase price of shares of Series D Preferred Stock acquired divided by the closing price of the Common Stock on the trading date immediately before the date of purchase, multiplied by 20% and 30%, respectively, at exercise prices equal to 150% and 125%, respectively, of such closing price, subject to certain adjustments.

Holders of Series D Preferred Stock are entitled to cumulative dividends at the annual rate of 7% payable on each conversion date. Each share of Series D Preferred Stock is convertible by the holder into shares of Common Stock based on an initial conversion price equal to 105% of the average of the closing prices of the Common Stock for the five trading days ending on the trading day immediately preceding the date of the closing. All shares of Series D Preferred Stock shall be automatically converted into shares of the Company's Common Stock on the earlier to occur of (i) September 30, 2001, (ii) the third trading day immediately preceding the closing of the first sale under a bona fide underwritten initial public offering of the common stock of Huge Entertainment, Inc. with net proceeds to Huge Entertainment, Inc. (or any successor of Huge Entertainment, Inc.) of at least $10,000,000, or (iii) the 10th trading day immediately preceding the closing of a transaction resulting in a change of control of the Company. The Company has the option to redeem all or any portion of the shares of Series D Preferred Stock that are outstanding at the time for a cash redemption price per share which is equivalent to a 20% premium over the value that the holder of the preferred shares would realize if the preferred shares were converted to Common Stock at the time of this redemption. Upon any liquidation, dissolution or winding up of the Company, holders of Series D Preferred Stock are entitled to payment of the $10,000 stated value for each such share plus all due but unpaid dividends before any payment is made to holders of Common Stock. The Series D Preferred Stock carries no voting rights, and ranks junior to the Series A, B and C Preferred Stock.

The Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President have extended a $1.1 million unsecured line of credit facility to the Company, under which the Company had borrowed $997,000 at September 30, 1998. The line of credit bears interest at the JP Morgan Bank prime rate of interest. The Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President had previously committed to provide up to $3.5 million in additional funds to the Company. This commitment was to be reduced on a "dollar for dollar" basis to the extent funds were received from other sources. To date in 1998, the Company has raised gross proceeds in excess of $3.5 million through the issuance of stock and from other sources, in effect extinguishing the previous commitment. As of November 10, 1998, the Company had drawn $280,000 from the unsecured line of credit facility. Therefore $820,000 remained available for the Company to draw upon pursuant to the terms of the unsecured line of credit facility.

The success of the Company's future operations is dependent on its ability to generate adequate revenue to offset operating expenses. Unless otherwise noted, the proceeds from the financing transactions described above are for general corporate purposes. The Company has curtailed its plans to expand the in-line mall studio stores, although additional financing may still be required to support working capital requirements and for expansion of the e-commerce internet business in future years. The Company's internet studio store is set to launch this Thanksgiving, with additional plans for expansion of the e-commerce business in the near future. There can be no assurance that such financing will be available to the Company or will be obtained on terms favorable to the Company.

YEAR 2000 ISSUES

The Company has initiated, but not completed, its assessment of the impact of year 2000 on its business. The majority of the Company's systems consist of packaged software purchased from vendors, and the critical software is either already year 2000 compliant or, based on representations from the vendors, on schedule to be year 2000 compliant by the end of 1998. In addition, the Company purchased new computer hardware and software during 1997 for its entertainment retail division which is year 2000 compliant. Any new software acquired for the e-commerce internet business will be year 2000 compliant. The Company is not presently aware of any significant expenditures which will be necessitated in order to be ready for the year 2000, beyond those already being incurred, although there can be no assurances that significant expenditures may not be required in the future.

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

                           PART II - OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company sold an aggregate of 250 shares of its 7% Series D Convertible Preferred Stock (the "Series D Preferred Stock") in two private placements in September and November 1998, each with an accredited investor. The Company realized gross proceeds of $2,500,000 from these private placements, less expenses and commissions of $286,917. In connection with these transactions, the Company also issued to each investor two five-year warrants. The warrants entitle the investors to purchase that number of shares of Common Stock equal to the aggregate purchase price of shares of Series D Preferred Stock acquired divided by the closing price of the Common Stock on the trading date immediately before the date of purchase, multiplied by 20% and 30%, respectively, at exercise prices equal to 150% and 125%, respectively, of such closing price, subject to certain adjustments.

Holders of Series D Preferred Stock are entitled to cumulative dividends at the annual rate of 7% payable on each conversion date. Each share of Series D Preferred Stock is convertible by the holder into shares of Common Stock based on an initial conversion price equal to 105% of the average of the closing prices of the Common Stock for the five trading days ending on the trading day immediately preceding the date of the closing. All shares of Series D Preferred Stock shall be automatically converted into shares of the Company's Common Stock on the earlier to occur of (i) September 30, 2001, (ii) the third trading day immediately preceding the closing of the first sale under a bona fide underwritten initial public offering of the common stock of Huge Entertainment, Inc. with net proceeds to Huge Entertainment, Inc. (or any successor of Huge Entertainment, Inc.) of at least $10,000,000, or (iii) the 10th trading day immediately preceding the closing of a transaction resulting in a change of control of the Company. The Company has the option to redeem all or any portion of the shares of Series D Preferred Stock that are outstanding at the time for a cash redemption price per share which is equivalent to a 20% premium over the value that the holder of the preferred shares would realize if the preferred shares were converted to Common Stock at the time of this redemption. Upon any liquidation, dissolution or winding up of the Company, holders of Series D Preferred Stock are entitled to payment of the $10,000 stated value for each such share plus all due but unpaid dividends before any payment is made to holders of Common Stock. The Series D Preferred Stock carries no voting rights, and ranks junior to the Series A, B and C Preferred Stock.

The Company also issued 100,000 shares of its Common Stock to each of its Chief Executive Officer and its President as merit bonuses in connection with the extension of the employment agreements between the Company and each of these executive officers. Ownership of these shares vests at the rate of 1/36 of such shares per month over a period of 36 months, unless a change in control occurs prior to such 36-month period, in which case the ownership of such shares vests in full.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on July 2, 1998. The following describes the matters voted upon at the annual meeting and the number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if any, with respect to each matter:

A.      Election of Directors:

        NOMINEE                      VOTES FOR             VOTES WITHHELD

        Dr. Lawrence Gould           6,816,629                  4,900
        Dr. Martin H. Greenberg      6,816,629                  4,900
        Harry T. Hoffman             6,817,129                  4,400
        E. Donald Lass               6,817,129                  4,400
        Jules L. Plangere, Jr.       6,816,629                  4,900
        Mitchell Rubenstein          6,817,129                  4,400
        Laurie S. Silvers            6,816,629                  4,900
        Deborah J. Simon             6,816,629                  4,900

B. Approval of the amendment to the Company's Directors Stock Option Plan to increase the number of shares of the Company's Common Stock reserved for the issuance thereunder from an aggregate of 50,000 shares to an aggregate of 100,000 shares:

                             NUMBER                     PERCENTAGE

        For                  4,340,517                         87%
        Against                513,879                         10%
        Abstaining             137,572                          3%

C. Approval of the amendment to the Company's 1993 Stock Option Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from an aggregate of 1,000,000 shares to an aggregate of 1,500,000 shares:

                             NUMBER                       PERCENTAGE

        For                  4,303,338                         87%
        Against                604,883                         12%
        Abstaining              56,768                          1%

D. Ratification of the selection of Arthur Anderson LLP as the Company's independent public accountants for the Company's year ending December 31, 1998:

                             NUMBER                       PERCENTAGE

        For                  6,440,813                         99%
        Against                  9,370                         --%
        Abstaining              30,900                          1%

ITEM 5.                       OTHER INFORMATION

The Company in October 1998 repurchased an aggregate of 42,850 shares of its Common Stock in open market transactions at the then-current market prices pursuant to an open market repurchase program announced in August 1998.

In November 1998, the Company and the holder of all outstanding shares of the Company's 4% $100 Series C Convertible Preferred Stock entered into a Second Amendment to Preferred Stock Purchase Agreement under which the conversion price of said preferred stock was adjusted to $4.00 per share and the holder of said shares of Series C Preferred Stock agreed to certain changes: (i) to receive, at the Company's option, payment of dividends thereon in the form of shares of the Company's common stock, (ii) mandatory conversion of the Series C Preferred Stock before the closing of the Huge Entertainment IPO, and (iii) waiver of prior anti-dilution adjustments.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)  Exhibits

EXHIBIT NUMBER        DESCRIPTION

 3.1    Articles of Incorporation as amended

 4.1 Articles of Amendment to Articles of Incorporation of the Company for Designation of Preferences, Rights and Limitations of 7% Series D Convertible Preferred Stock

10.1    Convertible Preferred Stock Purchase Agreement dated as of September 30,
        1998

10.2    Convertible Preferred Stock Purchase Agreement dated as of November 6,
        1998

10.3 Second Amendment to Preferred Stock Purchase Agreement between the Company and Auric Partners Limited entered into as of October 28, 1998

10.4 Extension and Amendment Agreement between the Company and Laurie S. Silvers entered into as of July 1, 1998

10.5 Extension and Amendment Agreement between the Company and Mitchell Rubenstein entered into as of July 1, 1998

10.6    The Company's 1993 Stock Option Plan as amended effective July 2, 1998

10.7    The Company's Directors Stock Option Plan as amended effective July 2,
        1998

27.1    Financial Data Schedule

(b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1998.

-------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BIG ENTERTAINMENT, INC.
Date: November 20, 1998        By: /s/ Mitchell Rubenstein
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)

Date: November 20, 1998        By:  /s/ Marci L. Yunes
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION
-------------     -----------

    3.1           Articles of Incorporation as amended

    4.1 Articles of Amendment to Articles of Incorporation of the Company For Designation of Preferences, Rights and Limitations of 7% Series D Convertible Preferred Stock

   10.1 Convertible Preferred Stock Purchase Agreement dated as of September 30 1998

   10.2 Convertible Preferred Stock Purchase Agreement dated as of November 6, 1998

   10.3 Second Amendment to Preferred Stock Purchase Agreement between the Company and Auric Partners Limited dated as of October 28, 1998

   10.4 Extension and Amendment Agreement between the Company and Laurie S. Silvers entered into as of July 1, 1998

   10.5 Extension and Amendment Agreement between the Company and Mitchell Rubenstein entered into as of July 1, 1998

   10.6           The Company's 1993 Stock Option Plan as amended effective July
                  2, 1998

   10.7 The Company's Directors Stock Option Plan as amended effective July 2, 1998

   27.1           Financial Data Schedule