Form 10KSB40
period 1998-12-31
BIG ENTERTAINMENT INC
filed 1999-03-31
CIK 912544

FORM 10-KSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to __________________

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $11,126,516.

The aggregate market value of the issuer's common stock, $.01 par value, held by non-affiliates on March 17, 1999, based on the last sale price of the common stock as reported by Nasdaq, was: $80,079,624.

As of March 17, 1999, there were 8,929,281 shares of the issuer's common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                             BIG ENTERTAINMENT, INC.
                                   FORM 10-KSB
                               FOR THE YEAR ENDED
                                DECEMBER 31, 1998

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS........................................................................................3

                                     PART I

Item 1. Description of Business...................................................................................3

Item 2. Description of Property..................................................................................12

Item 3. Legal Proceedings........................................................................................12

Item 4. Submission of Matters to a Vote of Securityholders.......................................................12

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.................................................13

Item 6. Management's Discussion and Analysis or Plan of Operation................................................14

Item 7. Financial Statements.....................................................................................28

Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.....................................................................................54

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
         with Section 16 (a) of the Exchange Act.................................................................55

Item 10. Executive Compensation..................................................................................59

Item 11. Security Ownership of Certain Beneficial Owners and Management..........................................63

Item 12. Certain Relationships and Related Transactions..........................................................64

Item 13. Exhibits and Reports on Form 8-K........................................................................69

                           FORWARD-LOOKING STATEMENTS

         Big Entertainment, Inc. (the "Company" or "Big Entertainment") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's continuing operating losses and accumulated deficit, its relationships with Internet search engines, portal companies and other web sites, its dependence on its relationship with its authors, its reliance on licensees, its ability to manage and finance growth, its dependence on key management personnel, its ability to compete in the Internet/e-commerce, entertainment, and licensing industries, and the Company's ability to realize the carrying value of its investment in the mall-based retail business. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Big Entertainment is a diversified entertainment company engaged in the operation of an e-commerce entertainment site, the development and licensing of intellectual properties, and the operation of entertainment-related retail stores. Big Entertainment conducts these activities through the Company and its wholly and majority-owned subsidiaries, as well as through a joint venture known as NetCo Partners ("NetCo Partners"), in which the Company has a 50% ownership interest. The Company presently has two operating divisions: the entertainment retail division (which includes an e-commerce business, BIGE.COM) and the intellectual properties division. The Company intends to expand its Internet operations with the pending acquisition of hollywood.com, a leading movie web site, and CinemaSource, which management believes to be the nation's largest distributor of movie showtimes and related movie information to the Internet industry.

ENTERTAINMENT RETAIL DIVISION

         GENERAL. The Company operates mall-based retail stores and an Internet e-commerce studio store (BIGE.COM) which sell entertainment-related, branded merchandise including apparel, jewelry, art, collectibles, novelty items, and books. The merchandise is based on movies and television shows such as Star WarsTM, Star TrekTM, X-FilesTM, South ParkTM and BatmanTM and popular culture.

         INTERNET BUSINESS.

         INTERNET STUDIO STORE - BIGE.COM. The Company launched its Internet studio store on November 26, 1998. This online store, BIGE.COM, offers an expansive line of products including branded, licensed merchandise from Hollywood studios, television networks, and popular culture. On December 25, 1998, the Company enhanced its e-commerce site with the addition of an auction site where customers can bid on entertainment memorabilia and collectibles offered either by the Company or by members of the auction site. The Company's strategy for the Internet studio store is to make the site accessible through major search engines, portal companies and other popular entertainment-oriented web sites to bring customers to the site. The Company has entered into a number of agreements with popular web sites in which the Company's Internet studio store, BIGE.COM, is either the exclusive studio store on the site or a preferred studio store on the site. The Company's Internet studio store is currently accessible directly at BIGE.COM, and also at USATODAY.COM, FILM.COM, HOLLYWOOD.COM, and BROADCAST.COM. In addition, the Company's merchandise is featured in Excite's Star Wars(TM) shop, representing over half of the Star Wars(TM) products currently offered at EXCITE.COM. Similarly, the Company's merchandise is included on the "Shop the Web" section on AMAZON.COM. Additionally, the Company's products are expected to soon be available in the Yahoo! mall and at IMDB.COM, the Internet movie data base subsidiary of Amazon.com, Inc. The Company has expanded the relationship it developed with Leonard Nimoy on the intellectual properties side of the Company's business, as Nimoy, best known for his role as "Spock" on Star Trek(TM), serves as the official spokesperson for the science fiction section of BIGE.COM.

         EXPANSION PLANS FOR INTERNET BUSINESS. The Company plans to expand its Internet operations beyond e-commerce by developing and acquiring other movie-related on-line businesses, with a goal of becoming the "category killer" on the Internet for movies. The Company has two pending acquisitions, which will increase the Company's Internet operations as detailed below.

         HOLLYWOOD.COM - On January 10, 1999, the Company entered into a definitive agreement to acquire Hollywood Online, Inc. ("Hollywood Online") from the Times Mirror Company for $31.0 million, consisting of the Company's common and preferred stock, and up to $1.0 million of cash. Hollywood Online owns and operates HOLLYWOOD.COM. The HOLLYWOOD.COM web site includes movie information, local movie theatre times where users can input a zip code and view the movie choices in their local area, movie reviews, trailers, and celebrity interviews and information (plus links to the Company's Internet studio store) all in one easy-to-use site. HOLLYWOOD.COM plans to offer on-line movie ticketing to make the site a one-stop, comprehensive, on-line movie supersite. Upon completion of the acquisition, the "HOLLYWOOD.COM" name will be the brand name for the combined site, while the BIGE.COM URL will still be utilized independently and as a component of HOLLYWOOD.COM. BIGE.COM and HOLLYWOOD.COM currently have numerous relationships with various media companies, including some that already overlap. As a combined force, the Company currently expects to be able to forge stronger relationships with these media companies, including companies such as the Washington Post, Gannett, and Times Mirror. The combined site is being promoted under an exclusive agreement with the National Association of Theater Owners ("NATO") by airing trailers on approximately 70% of all movie screens in the U.S. As part of the transaction, the combined site will become the studio store for LATIMES.COM, the web site of the Los Angeles Times, which is owned by Times Mirror. HOLLYWOOD.COM is a leading movie web site with over one million pages of movie-related content. During the fourth quarter of 1998, over 3.8 million unique users visited Hollywood.COM, viewing over 63 million pages on the site. The number of users and page views continues to increase. For the week ended March 7, 1999, Hollywood Online reported that traffic at HOLLYWOOD.COM had reached a new high with more than 5.6 million page impressions for the week, reflecting the popularity of HOLLYWOOD.COM's coverage of the upcoming Academy Awards(R). Hollywood Online's traffic is measured by I/PRO. Hollywood Online generated approximately $1.6 million in revenues for 1998, primarily through the sale of advertising and sponsorships. Hollywood Online's full-time advertising staff consisted of one person hired in the third quarter of 1998. The Company plans to increase the advertising sales staff upon completion of the acquisition. Advertisers and sponsors on HOLLYWOOD.COM include Visa, General Motors, Microsoft, Intel, Panasonic, Sony and many others. The acquisition of Hollywood Online is expected to close during the second quarter of 1999, following approval by the Company's shareholders.

         CINEMASOURCE - On March 29, 1999, the Company entered into a definitive agreement to acquire CinemaSource, Inc. ("CinemaSource"), a privately held company, for $6.5 million in cash and 436,191 shares of the Company's common stock. Alternatively, the Company has the option to pay all cash for CinemaSource in an amount equal to $6.5 million plus the product of 436,191 times the greater of $12.50 or the average closing price for the Company's common stock for the ten trading days ending on the second day preceeding consummation of the CinemaSource acquisition. Management believes that CinemaSource is the nation's largest distributor of movie showtimes and related movie information to the Internet industry. CinemaSource gathers movie data, including showtimes, synopses, photos and trailers, from theaters across the country, and then sells this data, in a compiled, organized manner, to both large and small media companies. The growth of CinemaSource's business is in providing movie showtime data to Internet companies, particularly the portals. CinemaSource currently provides movie showtime data to Yahoo!, Excite, MSN, Go Network, MovieFone, Inc., CitySearch, Zip 2, and others. CinemaSource's customers also include newspapers such as The New York Times and the Knight Ridder chain. The acquisition of CinemaSource is expected to close during the second quarter of 1999. The acquisition is subject to customary representations, warranties, and due diligence, including receipt of audited financial statements for CinemaSource for 1998 and 1997 that are satisfactory to the Company. In addition, the Company may, at its option, condition the closing of the CinemaSource acquisition on the Company's closing of the Hollywood Online acquisition.

         The Company plans to further expand its entertainment web site by increasing its strategic alliances with other Internet sites, media companies, and media/entertainment celebrities, as well as through additional acquisitions or joint ventures. The Company currently has the option to acquire a 50% ownership interest in Florida Championship Wrestling ("FCW"), one of the nation's oldest and leading regional wrestling organizations, at no cost to the Company provided that the Company is able to obtain a network television contract for FCW. The Company is currently in discussions with an international television network regarding such a licensing agreement, although there can be no assurances that the Company will be able to obtain such a network television contract for FCW. Provided such transaction is completed, the name FCW will be changed to "Big Wrestling". The Company also plans to feature live professional wrestling events on its entertainment web site. Professional wrestling, with millions of avid fans, is a billion-dollar industry that encompasses cable TV, pay-per-view events, and merchandising. Wrestling programs typically occupy four or five of the top ten ratings slots among basic cable TV programs.

         The Company's Internet business is conducted through its wholly-owned subsidiary, Big Online, Inc. Big Online, Inc. has established its own Board of Directors, currently comprised of Mitchell Rubenstein and Laurie S. Silvers, the founders and key executive officers of Big Entertainment, Inc., and Frederic M. Seegal, the President of Wasserstein Perella & Co., Inc., an investment banking firm. Mr. Seegal recently advised GeoCities on its sale to Yahoo! and Lycos in its transaction with USA Networks. The Company plans to utilize Mr. Seegal's expertise and guidance to further build its Internet operations, and to possibly spin off the Internet business into a separately traded public company, although there can be no assurances that the Company will successfully carry out any of these plans.

         MALL-BASED STORES. Currently, the Company operates six mall-based retail stores. The following table sets forth information with respect to the Company's existing mall-based retail locations:

                      LOCATION                                                     DATE OPENED          STORE TYPE
                      --------                                                     -----------          ----------
                      Mall of America, Bloomington, Minnesota                      September 1994       Mini In-Line
                      Florida Mall, Orlando, Florida                               October 1994         Super-Kiosk
                      Willowbrook Mall, Wayne, New Jersey                          October 1997         In-Line Studio Store
                      Woodbridge Mall, Woodbridge, New Jersey                      November 1997        In-Line Studio Store
                      Irvine Spectrum Center, Irvine, California                   November 1998        In-Line Studio Store
                      The Block at Orange, Orange Park, California                 November 1998        In-Line Studio Store

         This represents a significant reduction from the 34 mall-based stores that were in operation at the end of 1997, as the Company has determined to exit from the mall-based retail business and focus exclusively on its Internet operations. During 1998, the Company closed 29 kiosk locations. One in-line store has been closed to date in 1999. The Company intends to sell the remaining six locations. Two separate groups have expressed interest in a purchase of the remaining mall-based retail stores, which represent some of the Company's better locations. The Company will pursue further negotiations with the potential buyers, with the ultimate goal being a complete exit from the mall-based retail operations. There can be no assurances, however, that the Company will be able to consummate such a sale.

         The Company has also discontinued its efforts to develop franchised stores. The Company had previously entered into two franchise agreements for the Philadelphia and Phoenix markets. During 1998 the Company refunded the $50,000 franchise fee it previously received from the Philadelphia franchisee, in exchange for termination of this franchise agreement and mutual releases of both parties. During 1998, the Phoenix franchisee paid $350,000 as a territorial exclusivity fee for the Phoenix, Arizona market. This franchisee must open the first store by December 1999 and open one store each year thereafter in order to preserve its exclusive rights to the Phoenix market. The Company has no further obligation under either of the franchise agreements.

         ABC PROGRAMMING AGREEMENT. During March 1997, the Company entered into a programming agreement with ABC, a division of The Walt Disney Company. Under this agreement, the Company runs ABC video clips on the television monitors in its retail stores. In exchange for the Company's agreement to run the ABC programming and to promote ABC on its web site, ABC affiliate stations in markets where the Company's retail stores are located run promotional and advertising spots featuring the Company's mall-based and Internet studio stores. The promotional spots provide the Company with substantial television advertising in the markets where the retail units are located at no cash expense to the Company. The ad spots began to run on the ABC affiliate stations during the third quarter of 1997, and continued throughout 1998. Management is currently in discussion with ABC regarding modification of this agreement given the Company's expanding Internet operations and the phase out of its mall-based retail operations.

INTELLECTUAL PROPERTIES DIVISION

         The Company, through its intellectual properties division, owns the exclusive rights to certain original characters and concepts, created by best-selling authors and media celebrities, which it licenses across all media, including books, films and television, multi-media software, toys and other products. The

Company and NetCo Partners acquire the rights to these intellectual properties pursuant to agreements that generally grant them the exclusive rights to the intellectual properties and the right to use the creator's name in the titles of the intellectual properties (I.E., MICKEY SPILLANE'S MIKE DANGER, LEONARD NIMOY'S PRIMORTALS). The intellectual properties division also includes a book licensing and packaging operation, which focuses on developing and executing book projects, typically with best-selling authors. These books are then licensed for publication to book publishers such as HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Viking Press and Warner Books. Until early 1997, the intellectual properties division published works based on these properties itself, rather than licensing them to others; however, the Company has opted to exclusively pursue licensing of its intellectual properties since early 1997.

         INTELLECTUAL PROPERTIES AND LICENSING ACTIVITIES. The Company's current intellectual properties, and the licensing activities related thereto, are discussed below. Those properties which are owned through NetCo Partners (in which the Company has a 50% interest) are so indicated. It is important to note that the Company (or NetCo Partners, if applicable) has the right to include the author's or celebrity's name as part of the title of the intellectual property for all licensed products, including books, television series and films based on such intellectual properties. The Company is generally obligated to pay the authors or celebrities fees based on amounts received by the Company from the licensing to third parties of the rights to produce other products featuring the intellectual properties. The Company seeks when possible to license its intellectual properties on terms that provide to the Company advance payments against royalties to be earned and that minimize or eliminate the Company's additional development costs going forward.

         /bullet/ TOM CLANCY'S NETFORCE (a NetCo Partners' property) was developed by best-selling author Tom Clancy, who has had 22 books listed on the New York Times bestsellers list, in collaboration with Steve Pieczenik, who also collaborated with Clancy on the best-selling TOM CLANCY'S OP CENTER series of books. TOM CLANCY'S NETFORCE was licensed for production as a four-hour television mini-series which aired on ABC in February 1999; for publication of six adult and 18 young adult novels to be published in North America by Berkley Publishing Group (a division of Pearson, plc.); for publication of the first two adult books as audio books by Random House Audio Publishing; and for book publication and distribution rights in foreign countries and languages throughout the world with eight different foreign publishers. NetCo Partners has also entered into a product placement agreement with Dodge, a division of Chrysler Corporation, pursuant to which NetCo Partners has agreed to feature Dodge vehicles in the first four TOM CLANCY'S NETFORCE novels. TOM CLANCY'S NETFORCE is discussed in more detail under "Management's Discussion and Analysis or Plan of Operation - Equity in Earnings of NetCo Partners" included in Item 6 of Part II of this Form 10-KSB.

         /bullet/ LEONARD NIMOY'S PRIMORTALS was published as a hardcover novel in North America under a licensing agreement with Warner Books during 1997. A paperback version was released in March 1998 under the same licensing agreement. It was also published as an interactive CD-ROM in 1997 under a licensing agreement with Sierra On-Line, Inc. The Company has also entered into an agreement for publication and distribution of this book in certain countries outside the United States and Canada. Under a separate agreement, Leonard Nimoy, best known for his role as "Spock" on STAR TREKTM, also serves as the official spokesperson for the science fiction section of the Company's web site, BIGE.COM.

         /bullet/ GENE RODDENBERRY'S XANDER IN LOST UNIVERSE has been licensed to DAW Books, Inc. (partner of Penguin Putnam) for publication of two novels based on this space adventure concept created by the late creator of STAR TREKTM.

         /bullet/ ISAAC ASIMOV'S I-BOTS was licensed to HarperCollins for publication of an illustrated novel published in 1997 and as a hardcover novel released in 1998.

         /bullet/ MICKEY SPILLANE'S MIKE DANGER: During 1998, the Company entered into an agreement with Pressman Films, granting Pressman Films the option to produce a feature film or television series based on MICKEY SPILLANE'S MIKE DANGER. There is no guarantee that Pressman Films will exercise its option. Pressman Films produced OLIVER STONE'S WALL STREET, THE CROW, REVERSAL OF FORTUNE, and DAS BOOT. Pursuant to an agreement with the Company, a novel based on this property is expected to be published in the next 12 months jointly by Hyperion Books and Miramax Books, both divisions of the Walt Disney Co.

         /bullet/ TAD WILLIAMS' MIRRORWORLD (a Netco Partners' property) was published as an illustrated novel in 1998 under a licensing agreement with HarperCollins.

         /bullet/ ANNE MCCAFFREY'S ACORNA: UNICORN GIRL has been licensed to
                  HarperCollins for the North American publication and distribution of four prose novels and one illustrated novel. The original contract with HarperCollins included only the first two prose novels and the illustrated novel, which were published in 1997 and 1998. Based on the popularity of the initial books, HarperCollins continued this book series by entering into a licensing agreement with the Company for two additional books. This intellectual property has also been licensed to Books on Tape, Inc. for production of unabridged audio recordings of the first three prose novels, two of which were released in early 1999, and to various other parties for licensing rights in certain countries outside the United States and Canada.

         /bullet/ MARGARET WEIS' TESTAMENT OF THE DRAGON has been licensed to
                  HarperCollins for publication of an illustrated novel, which was published in 1997, and for publication of a prose novel, which was released by HarperCollins in 1998.

         /bullet/ ARTHUR C. CLARKE'S WORLDS OF ALEXANDER (a Netco Partners' property) was developed by Arthur C. Clarke, the author of 2001: A SPACE ODYSSEY.

         /bullet/ In addition, there are various other intellectual properties owned by the Company and NetCo Partners, for which there currently are no licensing agreements.

         The Company is continually in discussions with publishers, television networks, movie studios and other licensees to contract for additional licensing opportunities based on the Company's library of intellectual properties. The Company believes that successful feature films and/or television series will significantly enhance the value of the intellectual property upon which such feature film and/or television series is based, resulting in increased opportunities for additional licensing and merchandising revenues. The Company is represented in its efforts to secure book licenses with publishers by the William Morris Agency.

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

         Pursuant to the terms of the NetCo Partners Joint Venture Agreement, the Company is responsible for developing, producing, manufacturing, advertising, promoting, marketing and distributing NetCo Partners' illustrated novels and related products and for advancing all costs incurred in connection therewith. All amounts advanced by the Company to fund NetCo Partners' operations are treated as capital contributions of the Company and the Company is entitled to a return of such capital contributions before distributions of cash flow are split equally between the Company and C.P. Group. The NetCo Joint Venture Agreement provides for an initial term (the "Development Term") of five years, during which the partners will jointly develop the contributed properties. The Development Term may be extended by the mutual consent of the partners and shall terminate upon 30 days' notice to the Company by C.P. Group should Mitchell Rubenstein cease to be the Chief Executive Officer of the Company and Laurie S. Silvers cease to be the President of the Company. At the end of the Development Term, any undeveloped properties (other than TOM CLANCY'S NETFORCE, which will continue to be owned 50% by the Company and 50% owned by C.P. Group even after dissolution of NetCo Partners) are to be returned to their respective contributing partners and any properties in development or already developed will remain properties of the joint venture, which will continue until its bankruptcy, dissolution, or the sale of all or substantially all of its assets.

         BOOK LICENSING AND PACKAGING. Big Entertainment conducts its book licensing and packaging activities through its 51%-owned subsidiary, Tekno Books. Tekno Books is a leading book packager of fiction and non-fiction, with approximately 1,035 books published to date and in its history (approximately 325 published since the fourth quarter of 1994, when the Company acquired its interest in Tekno Books) and approximately another 180 under contract that are forthcoming. In addition to providing the Company with access to a number of best-selling authors, Tekno Books creates book projects by developing concepts, negotiating publishing agreements and executing substantially all aspects of the book projects. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. These books have been published with more than 60 publishers (including HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Viking Penguin and Warner Books), translated into 30 languages, and selected by 22 different book clubs. Tekno Books is also a leading producer of novels and anthologies in the science fiction, fantasy, mystery, horror and Western genres. During 1998, some of the books worked on by Tekno Books include TOM CLANCY'S POWER PLAYS: RUTHLESS.COM; ONCE UPON A CRIME, a selection of the Mystery Guild; MURDER SHE WROTE III, under license from Universal Studios; and 100 SNEAKY LITTLE SLEUTH STORIES done for Barnes & Noble Books.

         In November 1997, Tekno Books entered into an agreement with MGM Consumer Products granting Tekno Books the exclusive right to publish books based on the past, present and future properties from the film and television show libraries of Metro-Goldwyn-Mayer Studios, United Artists Corporation,

Orion Pictures Corporation, and Goldwyn Entertainment, Inc. As part of this contract, Tekno Books acquired the right to use the MGM name and trademark in connection with the books published. The initial contract is for 15 months with an automatic renewal provided Tekno Books is in compliance with the terms of the contract. Tekno Books will pay MGM a royalty based on the net profits generated from the books. Pursuant to this agreement, three novels based on the
POLTERGEIST: THE LEGACY television series have been sold to Berkley Books.

         In 1997, Tekno Books, through its wholly owned subsidiary, Tekno Books International, LLC, entered into an agreement with The Classica Foundation, a Russian charitable organization. The Classica Foundation holds the only catalogue of archived documents contained in the Russian archives consisting of millions of documents that were captured by the Soviets from the German archives at the end of World War II. This includes a substantial portion of the German archives up to 1945 as well as voluminous documents from archives of countries occupied by Germany during World War II. Until this time, these files have not been seen outside of Russia. This agreement with The Classica Foundation grants Tekno Books International, LLC the exclusive use of this catalogue to the Russian archives, and the right to copy the materials contained therein for use in licensing to publishers rights to publication of books and for licensing rights for CD-ROMs, on-line, documentaries, television specials and feature films based on these materials. Tekno Books has developed an extensive list of major book projects that can be developed from these archives including books about various topics such as the German military, German intelligence activities before and during World War II, the attempt to kill Hitler in 1944, the Nazi party, Hitler's personal papers and correspondence, Germany's plan for the occupation of England and German-Vatican relations. Many of these topics also have the potential to be developed as CD-ROMs, television specials and feature films. Work has already begun on several book projects based on the archived materials. The Company and Tekno Books intend to donate copies of any documents related to the Holocaust or any profit derived therefrom to appropriate Holocaust-related charitable organizations. Tekno Books paid $100,000 in 1997 as a deposit to secure this contract and another $100,000 was paid during the first quarter of 1998. Tekno Books has agreed to pay $25,000 to extend this contract for another six months ending September 12, 1999. Further six month extensions will be available to Tekno Books for additional payments of $25,000 each.

         Since the acquisition of Tekno Books by the Company, this book licensing and packaging subsidiary has contributed significantly to the Company's net revenues and gross profits. The Company anticipates that Tekno Books' revenues, which are derived primarily from cash advances from publishers paid upon the acceptance of manuscripts and royalties from licensing such books, will continue to grow during 1999. See "Management's Discussion and Analysis or Plan of Operation -- Results of Operations" under Item 6 of Part II of this Form 10-KSB.

         The Chief Executive Officer of Tekno Books, Dr. Martin H. Greenberg, is also a director of the Company and owner of the remaining 49% interest in Tekno Books. See "Certain Relationships and Related Transactions -- Tekno Books" under
Item 12 of Part III of this Form 10-KSB. Dr. Greenberg is the editor or author of more than 700 books in various genre, including science fiction, fantasy, mystery and adventure, and is widely regarded as the leading anthologist in trade publishing. Dr. Greenberg was the 1995 recipient of the Ellery Queen Award, presented by the Mystery Writers of America for Lifetime Achievement and was Director of Graduate Studies at the University of Wisconsin - Green Bay.

         Tekno Books also owns a 50% interest in MYSTERY SCENE MAGAZINE, a trade journal of the mystery genre of which Dr. Greenberg is co-publisher. During 1995, the Company directly acquired an additional 25% interest in the magazine.

         HUGE ENTERTAINMENT. In March 1998, the Company, C.P. Group, and Dr. Martin H. Greenberg, CEO of Tekno Books and a director of the Company, agreed to contribute certain assets to a newly formed entity, Huge Entertainment LLC ("Huge Entertainment"), in exchange for equity ownership in Huge Entertainment and an aggregate of $8 million in promissory notes from Huge Entertainment. Huge Entertainment was intended to be a pure-play content company that would focus on obtaining additional intellectual properties and the development and licensing of intellectual properties in multiple media formats. The original plan had been to split the Company's business segments into separate entities by spinning the Company's intellectual properties off to Huge Entertainment, because it was believed that as separate entities the valuation of each would be greater than if they continued as a combined entity. The Company still believes this to be the case. However, in light of the Company's recent expansion into the Internet business, the Company is currently evaluating various plans, including the possibility of spinning off the Internet business into a separately traded public company, in order to increase shareholder value and the Company does not presently intend to proceed with the Huge Entertainment transaction. There can be no assurances that the Company will successfully implement any of these plans.

COMPETITION

         GENERAL. Competition is generally intense in the entertainment industries in which the Company operates. There are a large number of substantial public and private companies competing with each other in all aspects of the entertainment industry.

         INTERNET OPERATIONS. The Company's e-commerce studio store and combined movie web site will compete with numerous other e-commerce and content web sites. The number of web sites competing for both consumer attention and spending, as well as for advertising revenues, has increased and is expected to continue to increase. The Company feels that its strategic alliances with media companies such as Gannett and Times Mirror and the exclusive contractual agreement between Hollywood Online, NATO (the National Association of Theatre Owners) and its member theaters may give the Company a competitive advantage in the movie category of the Internet.

         ENTERTAINMENT RETAIL. During 1998 the Company reduced the number of its mall-based retail outlets from 34 to 7. One additional store was closed in 1999. Management is seeking a buyer for the remaining mall-based retail operations and intends to focus its ongoing entertainment retail efforts on the Company's Internet e-commerce store. The Company's Internet studio store competes for sales with specialty stores and other retail outlets which offer entertainment merchandise, including Internet and catalog retailers, many of which hve significantly greater resources and are more widely recognized than the Company.

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

TRADEMARKS AND PROPRIETARY RIGHTS

         The Company has applied for U.S. and international trademark registration of the name "Big Entertainment," as well as for trademark and copyright protection for each of its titles and featured characters. As of the date hereof, the Company has approximately 35 U.S. registered trademarks and approximately 53 trademark applications are pending. As the Company's properties are developed, the Company intends to apply for further trademark and copyright protection in the United States and certain foreign countries.

         Copyright protection in the United States on new publications extends for a term of 75 years from the date of initial publication. Trade names and trademark registration in the United States runs for a period of 10 years after registration and may be renewed for an indefinite number of additional 10-year periods upon showing of continued use.

EMPLOYEES

         At March 17, 1999, the Company employed approximately 47 full-time and 39 part-time employees. Of the Company's 86 employees, 25 were corporate and administrative employees, four were engaged in intellectual property related activities, and 59 were engaged in retail store operations, distribution and order fulfillment (including substantially all part-time employees). None of the Company's employees are represented by a labor union, nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 9,200 square feet of office space in Boca Raton, Florida, for its executive offices. The lease of this office space provides for a monthly basic rent of approximately $9,900 and expires on August 31, 2002, with one option to renew for an additional eight years. The Company believes that suitable additional space, if required, is readily available on favorable terms. The Company's retail outlets are occupied under leases with terms that expire at various dates through 2008. The Company also leases 6,000 square feet of warehouse space in Broward County, Florida, which serves as a distribution center for the merchandise for its retail stores and Internet operation, pursuant to a lease expiring May 31, 2000, at a current monthly rental of approximately $2,600.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to various legal proceedings arising in the ordinary course of business, none of which are expected to materially adversely impact the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

         Big Entertainment, Inc.'s common stock is traded on The Nasdaq SmallCap Market ("Nasdaq") under the symbol BIGE. The following table sets forth, for the periods indicated below, the high and low sales prices for the common stock, as reported by Nasdaq.

                                                      HIGH                LOW
                                                      ----                ---
1997
First Quarter....................................... $   6.531              $   5.250
Second Quarter...................................... $   5.469              $   4.438
Third Quarter....................................... $   6.281              $   4.531
Fourth Quarter...................................... $   7.625              $   5.625

1998
First Quarter....................................... $   6.375              $   4.500
Second Quarter...................................... $   6.125              $   4.625
Third Quarter....................................... $   5.688              $   2.844
Fourth Quarter...................................... $  21.000              $   2.125

HOLDERS OF COMMON STOCK

         As of February 16, 1999, there were approximately 4,850 beneficial holders of the Company's common stock.

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

SALES OF UNREGISTERED SECURITIES

         See Note 9 to the Financial Statements included in Item 7 of Part II of this Form 10-KSB with respect to sales of unregistered securities by the Company during 1998. All of such sales were made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Item 7 of Part II of this Report.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1998 ("FISCAL 1998") AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997 ("FISCAL 1997")

         The following table summarizes the Company's revenues, cost of sales, and gross profit by division for fiscal 1998 and fiscal 1997, respectively:

                           INTELLECTUAL     ENTERTAINMENT
                            PROPERTIES          RETAIL           TOTAL
                           -----------       -----------       -----------
FISCAL 1998

Net Revenues               $2,337,019       $8,789,497       $11,126,516
Cost of Sales               1,191,261        4,796,122         5,987,383
                           ----------       ----------       -----------
        Gross Profit       $1,145,758       $3,993,375       $ 5,139,133
                           ==========       ==========       ===========

FISCAL 1997

Net Revenues               $2,319,678       $7,971,769       $10,291,447
Cost of Sales               1,296,888        4,151,101         5,447,989
                           ----------       ----------       -----------
        Gross Profit       $1,022,790       $3,820,668       $ 4,843,458
                           ==========       ==========       ===========

NET REVENUES

         Net revenues (not including revenues attributable to the Company's 50% interest in NetCo Partners) for fiscal 1998 increased by 8%, or $835,069, to $11,126,516 from $10,291,447 for fiscal 1997. The increase in net revenues is attributable to revenue growth in the Company's entertainment retail division, coupled with a modest increase in net revenues in the intellectual properties division. For 1998, revenues generated by the entertainment retail division comprised 79% of the Company's total revenues, while revenues from the intellectual properties division amounted to 21% of the total. By comparison, for 1997, entertainment retail revenues amounted to 77% of the total and intellectual properties revenues were 23% of the total.

GROSS PROFIT

         Overall Company gross profit increased by 6%, or $295,675, to $5,139,133 for fiscal 1998 from $4,843,458 in fiscal 1997. The increase in gross profit reflects increases in gross profit for both the Company's entertainment retail division and the intellectual properties division. As a percentage of net revenues, gross profit decreased to 46% in fiscal 1998 from 47% in fiscal 1997, reflecting a decrease in the margin for the entertainment retail division.

         INTELLECTUAL PROPERTIES DIVISION

         The intellectual properties division generates revenues from several different activities including book licensing and packaging, licensing, and publishing MYSTERY SCENE MAGAZINE. The revenue breakdown from these activities for 1998 and 1997 is as follows:

                                         1998                        1997
                                 --------------------        --------------------
                                     $             %             $             %
                                 ----------       ---        ----------       ---

Book Licensing & Packaging       $2,024,014        87%       $2,028,911        87%

Licensing                           248,478        10           205,761         9

Publishing                           64,527         3            85,006         4
                                 ----------       ---        ----------       ---

Total                            $2,337,019       100%       $2,319,678       100%
                                 ==========       ===        ==========       ===


         It is important to note that revenues generated by NetCo Partners (in which the Company has a 50% interest) are not included in the above revenues of the intellectual properties division. Book licensing and packaging represents 87% of the revenues generated by the intellectual properties division in both 1998 and 1997. The Company's book licensing and packaging activities are conducted through Tekno Books, its 51%-owned subsidiary. Tekno Books focuses on developing and executing book projects, typically with best-selling authors, and then licensing the books for publication with various publishers. Book licensing and packaging revenues decreased by $4,897, or less than 1%, to $2,024,014 for 1998 from $2,028,911 for 1997, primarily reflecting the timing of revenue recognition under the book licensing and packaging agreements, as cash advances and royalty payments received during 1998 actually increased by 18% over the prior year. The Company anticipates growth in the revenues generated by Tekno Books in future years due to several contracts which were entered into during 1997 and projects that are currently in progress. These contracts include an agreement with MGM Consumer Products (the "MGM Agreement") and an agreement with The Classica Foundation (the "Tekno Classica Agreement"). Under the MGM Agreement, Tekno Books has the exclusive rights to publish books based on the past, present and future properties from the film and television show libraries of Metro-Goldwyn-Mayer studios, United Artists Corporation, Orion Pictures Corporation, and Goldwyn Entertainment, Inc. The first books developed pursuant to the MGM Agreement are three books based on the television series POLTERGEIST:
THE LEGACY. Under the Tekno Classica Agreement, Tekno Books has the exclusive use of the catalogue of Russian archives captured by the Soviets from the German archives at the end of World War II. Tekno Books has a lengthy list of book projects that it is currently researching for development under the Tekno Classica Agreement.

         Licensing revenues increased by 21%, or $42,717 to $248,478 in 1998 from $205,761 in 1997. Licensing revenues include advances and royalties under the Company's various licensing agreements with HarperCollins, DAW Books, Warner Books, Sierra On-Line, and various licensees for foreign publication of books. The increase in revenues during 1998 pertains primarily to advances related to books under the HarperCollins, Warner Books, and DAW Books contracts, particularly for the ANNE MCCAFFREY'S ACORNA series of books, which has been expanded to a five-book series with HarperCollins, and has been licensed for publication as audio books and in several foreign languages. A total of six books based on the Company's intellectual properties were published during 1998. It is important to note that licensing revenues generated by NetCo Partners (in which the Company has a 50% interest) are not included in the above licensing figures, but rather are included in equity in earnings of NetCo Partners discussed in more detail on page 18.

         Publishing revenues decreased by 24%, or $20,479, to $64,527 in 1998 from $85,006 in 1997. The decrease in publishing revenues is related to the Company's decision to discontinue its comic book publishing operation due to the sustained losses incurred in the publication of comic books. The Company began to reduce the number of comic book titles it published during 1996 and completely ceased publication of all titles during the first quarter of 1997. Publishing revenues during 1998 reflect revenues from publication of MYSTERY SCENE MAGAZINE, a mystery-genre trade journal published by the Company's 50.5%-owned subsidiary, Fedora, Inc., while 1997 publishing revenues also include minor residual revenues from the comic book business.

         Gross profit for the intellectual properties division increased by 12%, or $122,968, to $1,145,758 in 1998 from $1,022,790 in 1997. This increase in gross profit is attributable to the Company's elimination of the comic book publishing operation in 1997, which had historically generated a negative gross margin for the Company, and to the success of the ANNE MCCAFFREY'S ACORNA property. As a percent of revenues, gross profit for the intellectual properties division increased to 49% from 44% in the prior year, reflecting the more profitable continuing operations of book licensing and packaging and licensing. While the Company was engaged in comic book publishing, it advanced 100% of the costs associated with the development of its comic book titles, plus the Company paid for the printing and distribution of all books, and was responsible for returns, which are a normal part of the book publishing business. By now developing its intellectual properties through licensing arrangements, the Company has essentially limited the costs incurred to writers' payments for books and teleplays or scripts, and typically funds these costs from advance payments received from publishers pursuant to licensing agreements.

         The same holds true for the book licensing and packaging operation. Production expenses to publish the books are borne by the publishers. The book licensing and packaging operation typically secures the publishing agreements in advance of determining amounts to be paid to authors and for permissions, thereby ensuring a profit on the projects based on the up-front advances received, and an ongoing royalty stream for future sales once the advances have been earned. Tekno Books has a library of approximately 1,035 book titles which it has produced. This library is a source of ongoing royalty revenues, as royalties represent approximately one-third of the total revenues generated by Tekno Books during 1998.

         ENTERTAINMENT RETAIL

         Net revenues for the Company's entertainment retail division increased by 10%, or $817,728, to $8,789,497 for fiscal 1998 from $7,971,769 for fiscal
1997. Net revenues are derived from sales of entertainment-related products and merchandise at the Company's mall-based stores and over the Internet, imputed income from the ABC programming agreement, franchise fee income, and other Internet related revenues. The composition of net revenues is as follows:

                                     1998                          1997
                              --------------------        --------------------
                                  $             %             $             %
                              ----------       ---        ----------       ---
Retail Sales                  $6,059,385        69%       $6,821,769        86%

ABC Advertising Income         2,130,112        24         1,150,000        14

Franchise Fee Income             350,000         4              --         --

Other Internet Revenues          250,000         3              --         --
                              ----------       ---        ----------       ---

Total                         $8,789,497       100%       $7,971,769       100%
                              ==========       ===        ==========       ===

         The Company had seven retail units in operation at December 31, 1998, as compared to 34 retail units at December 31, 1997, reflecting the Company's decision to exit the mall-based retail business. One additional store was closed in early 1999, leaving the Company with six of its better locations, plus the Internet studio store, at the present time. The Company currently intends to sell the remaining six mall-based locations and focus its retail efforts exclusively on e-commerce via its online studio store, BIGE.COM. Retail sales decreased by $762,384, or 11%, to $6,059,385 for 1998 from $6,821,769 for 1997.
The decline in sales revenues from 1997 to 1998 is primarily attributable to the closure of 29 retail locations throughout 1998. As there were only two stores open for the full two-year period of 1997 and 1998, comparable store sales data is not meaningful.

         Net revenues also include imputed income from running ABC video clips on the in-store television monitors and for promoting ABC on the Company's web site in exchange for advertising air time on local ABC affiliate television stations (see "ABC Programming Agreement" in Item 1. Description of Business). The Company records the estimated fair value of the air time received from the ABC affiliates as the value of the revenues earned by playing the ABC video clips in its retail units and promoting ABC on its web site. This imputed income amounted to $2,130,112 for 1998, of which $182,633 is attributable to the Internet advertising and promotion and $1,947,479 is attributable to airing the ABC video clips run on the in-store television monitors. The barter income for 1998 was higher than the $1,150,000 recorded in 1997 by $980,112, or 85%, as the barter arrangement with ABC did not commence until mid-1997.

         Revenues for the entertainment retail division also include $350,000 of franchise fee income during fiscal 1998. This income represents the territorial exclusivity fee that the Company received during the first quarter of 1998 from the franchisee for the Phoenix, Arizona territory. Under the Company's agreement with this franchisee, the franchisee must open at least one store by December 1999 and one store each year thereafter in order to preserve its exclusivity. The Company is not obligated to provide any additional support to the franchisee under this agreement.

         Other Internet revenues consist of sponsorship fees received from the company that hosted the Big Entertainment online studio store BIGE.COM when it first launched in November 1998. The sponsorship fees represent payments received by the Company in 1999 for traffic that was directed to the host's site during the busy holiday shopping season on the Internet. The Company believes that advertising and sponsorship fees are a critical component of its future Internet operations. The Company is currently in discussions with other potential sponsors including a major credit card company which may become the preferred credit card for the Company's web site in exchange for a seven-figure annual fee, although there can be no assurances that the Company will be successful in entering into this sponsorship agreement or any others. Actual revenues generated from product sales on the Company's Internet studio store from its initial launch on November 26, 1998 through December 31, 1998 are included in retail sales above; and barter income related to promotion of ABC on the Company's web site in exchange for ABC affiliate stations airing commercials about the Company's Internet studio store is included in ABC advertising income above. The aggregate revenues attributable to the Company's Internet operation (including products sold over the Internet, ABC barter income attributable to the Internet, and other Internet revenues consisting of sponsorship fees) from November 26, 1998 through December 31, 1998 amounted to $504,179. For the period from launch of the site on November 26, 1998 through year-end 1998, the BIGE.COM web site attracted approximately 308,000 unique visitors to the site.

         Gross profit for the entertainment retail division increased by 5%, or $172,707, to $3,993,375 for fiscal 1998 from $3,820,668 for fiscal 1997. The increase in gross profit was due to the impact of the ABC barter agreement, plus the additional franchise fee and other Internet revenues, for which there were no offsetting costs included in cost of sales. As a percentage of entertainment retail division revenues, gross profit decreased to 45% for fiscal 1998, from 48% for fiscal 1997. Without the ABC barter income, the franchise fee income and the other Internet revenues, the gross margin for the retail division decreased from 39% in 1997 to 21% in 1998. This decline in gross margin is primarily attributable to increased promotional activity, including mark-downs taken to sell merchandise in the stores that were closing. In addition, in light of the phase-out of its mall-based retail operations during 1998, the Company established an inventory reserve totaling $232,383, which negatively impacted gross profit and gross margin.

         EQUITY IN EARNINGS OF NETCO PARTNERS

         NetCo Partners began to recognize income from its contracts related to NETFORCE beginning in 1997 as discussed below. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. The Company's 50% share in the earnings of NetCo Partners amounted to $887,549 for 1998, as compared to $2,702,049 for 1997. The primary factor contributing to the decline in NetCo Partners' earnings was the modification of its licensing arrangement with ABC, as discussed below. On book projects, revenues are typically recognized upon delivery of the manuscripts to the publishers. Another factor contributing to the decline in earnings from 1997 to 1998 was the timing of the completion of the manuscripts. Costs related to acquisition, development and sales of the intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.

         Revenues of NetCo Partners totaled $2,685,928 for 1998, as compared to $6,551,470 for 1997. The breakdown of revenues is as follows:

                                                    1998              1997
                                                -----------        ----------
NETFORCE
Books - North America                           $ 3,139,213        $3,050,000
Books - Foreign                                     717,277           964,139
Audio Books                                            --             581,182
Television Mini-Series Before Adjustment            400,000              --
Other                                                 6,000           350,000
                                                -----------        ----------
    NETFORCE Subtotal Before Adjustment           4,262,490         4,945,321
TAD WILLIAM'S MIRRORWORLD                            23,438             6,149
                                                -----------        ----------
     Subtotal Before Adjustment                   4,285,928         4,951,470
Impact of Adjustment for Modification
    of Television Mini-Series Arrangement        (1,600,000)        1,600,000
                                                -----------        ----------
     Total                                      $ 2,685,928        $6,551,470
                                                ===========        ==========


         As detailed above, NetCo Partners' revenues declined by $3,865,542, or 59%. The biggest change (a swing of $3.2 million) was related to the ABC television mini-series. The licensing arrangement between

NetCo Partners and ABC was modified during 1998. The mini-series arrangement originally provided for a payment to NetCo Partners of $1.6 million should the NETFORCE mini-series not air by May 1999 and a minimum guaranteed license fee in excess of $1.6 million if it aired. NetCo Partners accrued the $1.6 million payment in 1997, as this represented the minimum amount to be received by NetCo Partners under the ABC mini-series agreement. Under the new arrangement with ABC, NetCo Partners receives a $400,000 rights' fee, which was collected in 1998, and a profit participation in the mini-series in lieu of the original license fee. The mini-series aired on ABC during February 1999. Accordingly, the previously accrued payment was reversed during 1998, the rights' fee was recorded as revenues, and any future revenues from the mini-series will be based on a profit-sharing arrangement with ABC.

         In April 1997, NetCo Partners entered into an agreement with The Berkley Publishing Group ("Berkley"), a division of Penguin Putnam Inc., which is part of the international media group Pearson plc, to publish a series of six original NETFORCE novels. The contract, with total maximum advances of $22 million, calls for initial publication of the first book to coincide with the airing of the ABC mini-series referred to above. The first book was published in January 1999 and it has been on the New York Times bestsellers list for eight consecutive weeks. The second book under this contract is scheduled to be published in October 1999. The manuscripts for both of these books were delivered to the publisher during 1997; however, there were contingencies in the book licensing agreement whereby the advances could have been reduced if the ABC television mini-series never aired. Accordingly, NetCo Partners recorded $3,000,000 in advances on the first two books during 1997 (the minimum payable regardless of the mini-series) and another $2,889,214 in revenues during the fourth quarter of 1998, with the knowledge that the ABC mini-series had aired. Additional revenues under the Berkley Books contract will be recognized as manuscripts on the remaining four adult books are delivered and accepted by the publisher. NetCo Partners receives advances under this contract based on specific milestones throughout the publication process for each of the six books. As of December 31, 1998, NetCo Partners has received $5,062,500 in gross advances since inception of this contract, and such amounts have been distributed to the Company and C.P. Group, its partners. This contract calls for royalties on paperback sales to be earned by NetCo Partners at 15% of the publisher's suggested retail price.

         In April 1997, NetCo Partners also entered into a second agreement with Berkley to publish up to 18 young adult novels based on NETFORCE. The contract, with total maximum advances of $900,000, calls for initial publication of the first book to coincide with the airing of the ABC mini-series referred to above. The first two young adult books were published in January 1999. NetCo Partners has delivered the manuscripts for the first six young adult books to the publisher and has recognized revenues under this agreement totaling $250,000 for 1998 and $50,000 for 1997. An initial advance payment of $450,000 was received by NetCo Partners and distributed during 1997, as part of NetCo Partners' normal distributions to the Company and C.P. Group, its partners. This contract calls for royalties on paperback sales of the young adult novels to be earned at 10% of the publisher's suggested retail price.

         Both of the Berkley contracts grant to Berkley only the North American publishing rights to publish NETFORCE books. NetCo Partners has also licensed the publication rights to NETFORCE in various countries throughout the world in eight foreign languages. Acceptance of the manuscripts by Berkley, the North American publisher, is deemed acceptance of the manuscripts by the foreign publishers. Accordingly, NetCo Partners has recognized revenues related to the first two adult novels and the first six young adult books, aggregating $717,277 for 1998 and $964,139 for 1997.

         NetCo Partners also entered into an agreement with Random House Audio Publishing to license the audio book rights for the first two NETFORCE novels for an aggregate consideration of $600,000. NetCo Partners recorded these revenues during 1997, net of a discount for advances expected to be collected in over 12 months. NetCo Partners has received $300,000 to date under this audio book contract.

         In April 1997, NetCo Partners entered into an agreement with the Dodge division of Chrysler Corporation regarding placement of Chrysler and Dodge products in the NETFORCE novels. An initial advance payment of $100,000 was received by NetCo Partners and distributed during 1997 as part of NetCo Partners' normal distributions to the Company and C.P. Group, its partners.

         NetCo Partners also recognized as revenues during 1997 $250,000 that it had received under an agreement with Playmates Toys, Inc. ("Playmates Toys") to develop, manufacture and market a line of toys based on NETFORCE.

         NetCo Partners has also entered into an agreement to license TAD WILLIAMS' MIRRORWORLD to HarperCollins for publication as an illustrated novel. This illustrated novel was published in June 1998 and is currently in its second printing.

         OPERATING EXPENSES

         Operating expenses consist of selling, general and administrative expenses, salaries and benefits, amortization of goodwill and intangibles, and a reserve for closed stores and lease termination costs. Excluding the reserve for closed stores and lease termination costs, which is discussed below, operating expenses increased by 15%, or $1,678,581, to $13,023,202 for fiscal 1998 from $11,344,621 for fiscal 1997. Note that $980,112, or 58% of the increase in fiscal 1998, represents non-cash advertising expense imputed under the ABC barter agreement discussed below. Excluding the reserve for closed stores and lease termination costs and the non-cash ABC advertising expense, operating expenses increased by $698,469, or 7% in fiscal 1998. This $698,469 increase in operating expenses in fiscal 1998 as compared to fiscal 1997 reflects increases in selling, general and administrative expenses and salaries and benefits of $747,554, or 13%, and $266,799, or 7%, respectively, which were offset by a $315,884, or 91%, reduction in amortization of goodwill and intangibles. The increases in selling, general and administrative expenses, and salaries and benefits relate to the incremental costs for the five new in-line studio stores opened in late 1997 and 1998 and start-up of the Internet studio store in late 1998, which were only partially offset by the cost savings from closing 29 retail kiosks throughout the year. The full favorable impact from closing 29 kiosks will be realized during 1999. As previously mentioned, operating expenses were also impacted by a $980,112 increase in non-cash advertising expense under the ABC barter arrangement (see "ABC Programming Agreement" in Item 1. Description of Business). The Company estimates the value of the advertising air spots that it receives from the ABC affiliate television stations and records this amount as advertising expense. The Company recorded $2,130,112 under the ABC agreement during 1998, as compared to $1,150,000 recorded in 1997, as the advertisements on ABC did not begin to air until mid-1997.

         RESERVE FOR CLOSED STORES AND LEASE TERMINATION COSTS

         The Company has aggressively pursued closure of its marginal entertainment retail kiosks and has closed 29 kiosk locations during 1998. Fifteen of the 29 mall leases were terminated at the expiration of the lease, or at the mutual consent of the Company and lessor, at no additional cost to the Company. The

         Company has reached agreement with certain of the other lessors to terminate the leases based on a maximum rental payment stream to be paid out over time, in most cases over four months. The Company is currently negotiating with the remaining lessors to obtain assignment of and/or release from certain of its lease obligations, which are typically short term in duration. The Company is presently in discussions with parties who have expressed an interest in purchasing the remaining mall-based retail store operations, including the kiosks which are currently in storage. An aggregate charge in the amount of $1,121,028 was recorded in fiscal 1998 consisting of $653,474 for the write-off of 10 kiosks which the Company earmarked for abandonment, plus the write down of other property and equipment of the entertainment retail division, and $467,554 for the estimated cost of the early lease terminations. In addition, in light of the phase out of its mall-based retail stores, the Company established an inventory reserve in the amount of $232,383; this reserve increased cost of sales for 1998. In addition, in light of the phase out of its mall-based retail stores, the Company established an inventory reserve in the amount of $232,383; this reserve increased cost of sales for 1998. At December 31, 1998, the remaining carrying value of the inventory and fixed assets of the entertainment retail division (some of which will be utilized by the Internet e-commerce store) is approximately $4,352,000.

         INTEREST EXPENSE, NET

         Net interest expense for fiscal 1998 was $818,849 as compared to $323,118 for fiscal 1997, an increase of $495,731, or 153%, primarily representing increased interest expense for the inventory line of credit, the shareholder line of credit, and the capital leases entered into to finance the cost of the mall-based studio stores.

         DEFERRED TAX (EXPENSE) BENEFIT

         During 1997, the Company recognized $1,407,600 of deferred tax benefit as the Company believed that realization of a portion of its net operating loss carryforward was likely to occur based on the Company's projections of taxable income that would have been generated upon consummation of the Huge Entertainment transaction, which is discussed in more detail in "Huge Entertainment" included in Item 1. Description of Business. Huge Entertainment was intended to be a pure-play content company that would focus on obtaining additional intellectual properties and the development and licensing of intellectual properties in multiple media formats. The original plan had been to split the Company's business segments into separate entities by spinning off the Company's intellectual properties to Huge Entertainment, because it was believed that as separate entities the valuation of each would be greater than if they continued as a combined entity. The Company still believes this to be the case. However, in light of the Company's recent expansion into the Internet business, the Company is currently evaluating various plans, including the possibility of spinning off the Internet business into a separately traded public company, in order to increase shareholder value and the Company does not presently intend to proceed with the Huge Entertainment transaction. There can be no assurances that the Company will successfully implement any of these plans. Therefore, the Company reversed the realization of the deferred tax benefit during 1998.

         NET LOSS

         During 1998, the Company recorded several specifically identifiable adjustments, which in the aggregate amount to $5,993,111. These adjustments include reversal of the deferred tax benefit of $1,407,600 recorded in 1997, which accounted for a swing in year-to-year net loss of $2,815,200, a decrease in the equity in earnings of NetCo Partners of $1,824,500, stemming from modification of NetCo Partners' licensing arrangement with ABC for the mini-series based on NETFORCE to a profit sharing arrangement, establishment of a reserve for closed stores and lease termination costs in the amount of $1,121,028, and establishment of a $232,383 inventory reserve related to the phase out of the Company's mall-based retail operations. Largely reflecting the above items, the Company's net loss totaled $10,658,089 for fiscal 1998 as compared to a net loss of $2,995,347 for fiscal 1997. Net loss per share for fiscal 1998 was $1.47 as compared to a loss of $0.51 for fiscal 1997, representing a $0.96 increase in loss per share in 1998. The per share impact of the above-mentioned items (the deferred tax benefit reversal, the decline in equity in earnings of NetCo Partners, the reserve for closed stores and lease termination costs, and the inventory reserve) on the 1998 loss per share is $0.80.

         The Company has made several modifications to its initial business plan in an effort to reverse its losses. During 1997, the Company stopped publishing comic books, an activity that required a substantial amount of resources and had not proven to be profitable as a result of a significant downturn in the comic book industry. Essentially all of the overhead associated with comic book publishing was eliminated effective with the second quarter of 1997. At the same time, the Company decided to expand its retail operations with the development of three prototype in-line studio stores. Substantial resources were devoted to the development of the three prototype in-line studio stores which opened in the fourth quarter of 1997 as the Company believed that the in-line studio store concept would allow it to more quickly achieve economies of scale in its entertainment retail division. Another two mall-based studio stores were opened during 1998. The Company has since pursued closing its marginal retail store locations, primarily its kiosks, and it has reduced the number of retail units in operation from a high of 34 locations to six locations at the present time. Unlike a typical retail store, the closed kiosks can be temporarily placed in storage and later redeployed or sold. The Company is currently exploring a sale of its remaining mall-based retail operations, including the kiosks that are presently in storage.

         The Company has curtailed its retail store expansion plans and presently is focusing its efforts on development of its e-commerce Internet business. The Company utilized its existing distribution center, certain existing personnel, and information systems for the November 26, 1998 launch of its Internet studio store, BIGE.COM, thereby realizing cost savings in comparison to a traditional e-commerce launch. The Company plans to expand its Internet operations, both through acquisitions and through internal development measures, in order to create an Internet web site for the movie category with a goal of generating significant advertising and e-commerce revenues on the site. In addition, the Company continues to negotiate additional licensing agreements on its base of intellectual properties, which while not capital intensive, requires time from its senior executives. While the Company believes that these measures will ultimately reverse its operating losses, there can be no assurances that the revenues generated by the Internet operations and the intellectual properties division will be sufficient to offset the associated expenses incurred.

         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had cash and cash equivalents of $729,334 compared to cash and cash equivalents of $887,153 at December 31, 1997. The working capital deficit at December 31, 1998 was $1,327,453, as compared to a deficit of $175,730 at December 31, 1997. Net cash used in operating activities during fiscal 1998 was $5,605,491, primarily representing cash used to fund the Company's pre-tax loss, net of non-cash expenses including depreciation and amortization, a portion of the reserve for closed stores and lease termination costs, and the inventory reserve. Net cash used in investing activities was $648,431, representing capital expenditures and distributions to minority interests. Net cash provided by financing activities amounted to $6,096,109 during 1998, primarily representing proceeds from issuance of common stock and preferred stock. The combined effect of the above was a net decrease in cash and cash equivalents of $157,819 during 1998. Net cash used in operating activities and investing activities during fiscal 1997 was $4,110,481 and $1,854,123, respectively, and net cash provided by financing activities was $5,175,905. Cash provided from financing activities during 1997 consisted primarily of proceeds from the issuance of common and preferred stock, borrowings under the revolving line of credit, and proceeds from issuance of a convertible debenture.

         Tekno Simon, LLC ("Tekno Simon"), an affiliate of the Simon Property Group and its Co-Chairman, Melvin Simon, has invested a total of $3,000,000 in the Company. In 1995, Tekno Simon invested $1,000,000 in shares of the Company's common stock. Pursuant to the Simon Stock Purchase Agreement, Tekno Simon invested an additional $1,360,000 during 1995 and 1996 to purchase 217,600 shares of the Company's Series A Variable Rate Convertible Preferred Stock (the "Series A Preferred Stock") and $640,000 during 1996 and 1997 to purchase 122,846 shares of the Company's Series B Variable Rate Convertible Preferred Stock (the "Series B Preferred Stock"), of which $160,000 was funded in 1996 and $480,000 was funded in 1997. See Note 9 to the Company's Financial Statements included in Part II, Item 7 of this Form 10-KSB for a description of the terms of the Series A Preferred Stock and Series B Preferred Stock.

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

         In August 1997, the Company issued a $650,000 4% convertible debenture to a single institutional investor. During 1998, the holder of the debenture converted the entire balance, plus accrued interest payable thereon, into 173,568 shares of the Company's common stock. In conjunction with the issuance of the debenture, the buyer received warrants to buy 32,499 shares of common stock at exercise prices ranging from $6.00 to $6.53 per share. The warrants expire March 2, 2003.

         In late 1997 and early 1998, the Company entered into long-term equipment leases with two different leasing companies in order to finance the construction build-out and fixtures and equipment for its three, new prototype in-line studio stores. In late 1998, the Company entered into another lease with one of these leasing companies to finance the construction build-out and fixtures and equipment for one additional in-line studio store. The total principal financed through these leasing transactions amounted to $1,827,730. The lease terms range from 36 months to 60 months with a combined monthly rental payment of approximately $50,000. In conjunction with the lease financing, the Company issued five-year warrants to one of the leasing companies to acquire 7,231 shares of common stock for $6.56 per share.

         In December 1997, the Company established a $5 million credit facility with BankBoston, which the Company is using to finance the cost of inventories for its entertainment retail division. The primary obligor on the credit facility is the Company's wholly owned subsidiary that constitutes the Company's entertainment retail division, and the Company is guarantor. As a result of the phasing out of the Company's traditional retail business, the Company and BankBoston have agreed to modify the terms of the credit facility. Under the modified agreement, availability is calculated as a percentage of the cost of retail inventories less certain allowances and reserves. This percentage, which was 50% at December 31,

1998, is being reduced by one percentage point each week beginning the third week in January 1999, with the outstanding balance to be paid in full by June 30, 1999. Interest is payable monthly at the prime rate plus 1%, currently 8.75%. The credit facility includes an annual commitment fee of 1% and a monthly facility fee of $2,500. BankBoston received five-year warrants to buy 30,000 shares of the Company's common stock at an exercise price of $9.68 per share (see Note 10). As of December 31, 1998, the Company's outstanding balance on the line of credit was $758,917, essentially utilizing the then available borrowing base. At March 17, 1999, the Company's outstanding balance on the line of credit was $395,718, again essentially utilizing the then available borrowing base. The facility is secured by cash, inventory and accounts receivable of the Company's entertainment retail division. All of the financial performance covenants were eliminated from the credit facility as part of the modification agreement.

         In March and April 1998, the Company issued 248,053 shares of common stock to five accredited investors for gross proceeds of $1,037,500. Expenses related to the issuance of these securities totaling $37,500 were charged to additional paid-in capital. In conjunction with this stock issuance, the Company issued five-year warrants to three of the investors to acquire 55,000 shares of the Company's common stock at $4.66 per share. The holders of the above warrants have the right, at any time during the one year period from the date said warrants were issued, to exchange the warrants for an aggregate of 22,145 shares of common stock.

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

         In June 1998, the Company entered into a private equity line of credit agreement with two accredited investors and on January 7, 1999, this agreement was amended to increase the number of shares that could be issued under the equity line of credit. Pursuant to this agreement, as amended, these investors issued irrevocable commitments to purchase 433,334 shares of common stock of the Company over a one-year period. In conjunction with establishment of the equity line of credit, the Company issued three-year warrants to these investors to purchase 45,000 shares of the Company's common stock for an average price of $2.89 per share. The exercise price of the warrants for 20,000 of the shares is subject to reduction depending on the number of initial shares of the Company's common stock that the investors still own six months subsequent to their initial purchase. On June 30, 1998, these investors purchased an initial 100,000 shares of the Company's common stock at the market price of $5.00 per share. On November 24, 1998, the Company sold an additional 77,042 shares of common stock to these investors for $6.49 per share. Gross proceeds of $1,000,000 from the sale of these securities were received during 1998. Costs related to establishment of the equity line of credit and for the issuance of the securities pursuant to this line of credit totaling $99,855 were charged to additional paid-in capital. In addition, the Company issued 28,000 shares of common stock to the placement agent as part of this transaction. As of December 31, 1998, these investors remain obligated to purchase an additional 256,292 shares of the Company's common stock, all of which have been sold to these investors during the first quarter of 1999 for gross proceeds of $2,609,320.

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

         In September and November, 1998, the Company sold 250 shares of its 7% Series D Convertible Preferred Stock (the "Series D Preferred Stock") to two accredited investors. The Company realized gross proceeds of $2,500,000 from these private placements, less expenses and placement fees of $281,917. In connection with this transaction, the Company also issued two five-year warrants to each investor. The two warrants entitle the investors to purchase the number of shares of common stock equal to the aggregate purchase price of shares of Series D Preferred Stock acquired divided by the closing price of the common stock on the trading date immediately before the date of purchase, multiplied by 20% and 30%, respectively, at exercise prices equal to 150% and 125%, respectively, of such closing price, subject to certain adjustments. The value of the warrants on the dates of issuance of $414,372, less expenses of $33,730, has been deducted from the stated value of the Series D Preferred Stock and is reflected as warrants outstanding. Commissions and cost of issuance have been prorated between the Series D Preferred Stock and the warrants. The stock purchase agreement also provides for the potential issuance of adjustment shares of the Company's common stock to the holders of the Series D Preferred Stock under certain limited conditions.

         Holders of Series D Preferred Stock are entitled to cumulative dividends at the annual rate of 7% payable on each conversion date. Each share of Series D Preferred Stock is convertible by the holder into shares of common stock based on an initial conversion price equal to 105% of the average of the closing prices of the common stock for the five trading days ending on the trading day immediately preceding the closing. All shares of the Series D Preferred Stock shall be automatically converted into shares of the Company's common stock on the earlier to occur of (i) September 30, 2001, (ii) the third trading day immediately preceding the closing of the first sale under a bona fide underwritten initial public offering of the common stock of Huge Entertainment, Inc. with net proceeds to Huge Entertainment, Inc. (or any successor of Huge Entertainment, Inc.) of at least $10,000,000, or (iii) the 10th trading day immediately preceding the closing of a transaction resulting in a change of control of the Company. The Company has the option to redeem all or any portion of the shares of Series D Preferred Stock that are outstanding at the time for a cash redemption price per share which is equivalent to a 20% premium over the value that the holder of the preferred shares would realize if the preferred shares were converted to common stock at the time of redemption. Upon any liquidation, dissolution or winding up of the Company, holders of Series D Preferred Stock are entitled to payment of the $10,000 stated value for each such share plus all due but unpaid dividends before any payment is made to holders of common stock. The Series D Preferred Stock carries no voting rights and ranks junior to the Series A, B and C Preferred Stock.

         In November 1998, the Company sold 50 shares of its 7% Series D-2 Convertible Preferred Stock (the "Series D-2 Preferred Stock") to an accredited investor. The Company realized gross proceeds of $500,000 from this private placement, less expenses and placement fees of $68,239. In connection with this transaction, the Company also issued two five-year warrants to the investor. The warrants entitle the investor to purchase 25,000 shares of the Company's common stock for $5.175 per share and 16,667 shares for $6.26 per share, both of which were above market exercise prices at the time the warrants were issued. The value of the warrants on the date of issuance of $116,941 has been deducted from the stated value of the Series D-2 Preferred Stock and is reflected as warrants outstanding.

         Each share of Series D-2 Preferred Stock is convertible into shares of common stock, based on the Series D-2 Preferred Stock's stated value per share of $10,000 plus accrued but unpaid dividends at a conversion price of $5.00 per share. Shares of Series D-2 Preferred Stock will be automatically converted into shares of common stock on the earlier to occur of (i) November 18, 2001, (ii) the third trading day immediately preceding the closing of the first sale under a bona fide underwritten initial public offering of the common stock of Huge Entertainment, Inc. with net proceeds to Huge Entertainment, Inc. (or any successor of Huge Entertainment, Inc.) of at least $10,000,000 or (iii) the 10th trading day immediately preceding the closing of a transaction resulting in a change of control of the Company. Other terms of the Series D-2 Preferred Stock, and of the purchase agreements relating to its sale, are substantially the same as for the Series D Preferred Stock.

         On August 21, 1998, the Company's Board of Directors approved a plan for the repurchase of up to $1.0 million of the Company's common stock. Pursuant to this plan, during 1998 the Company repurchased 42,850 shares of its common stock for an aggregate consideration of $103,028, or an average purchase price of $2.40 per share.

         The success of the Company's operations in future years is dependent on its ability to generate adequate revenue to offset operating expenses. Unless otherwise noted, the proceeds from the financing transactions described above were used for general corporate purposes. The Company's management expects to require significant additional financing for the expansion of its Internet business (including the expected cash outflows associated with the pending acquisitions of CinemaSource and Hollywood Online) and to support working capital requirements in future years.

         The Company is currently exploring additional financing alternatives to allow the Company to finance such expansion, although there can be no assurance that such financing alternatives will be available to the Company or can be obtained on terms favorable to the Company. In the event such financing is not secured, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President, have represented that they would provide the Company, if required, with an amount not to exceed $5.5 million in order to enable the Company to meet its working capital requirements during 1999; provided, however, that this commitment will terminate in the event the Company raises no less than $5.5 million, for purposes other than financing the acquisition of CinemaSource, from other sources as well as from operating cash flow generated by new businesses acquired. In the event that the Company raises less than $5.5 million, the dollar amount of the commitment will be reduced on a "dollar for dollar" basis to the extent of such additional funds raised by the Company. Any such working capital financing provided to the Company by the Company's Chairman and Chief Executive Officer and the Company's Vice Chairman and President will be upon terms negotiated and agreed to between them and the Company's Board of Directors.

         YEAR 2000 ISSUES

         The Company believes that due to the newness of the Company's Internet operations, all Internet systems are currently year 2000 compliant and any new systems acquired or developed to support expansion of the Company's Internet operations will be year 2000 compliant. Major operating systems, including the Company's financial systems and the systems used by Tekno Books, the Company's book packaging and licensing operation, are year 2000 compliant already. As the Company currently intends to phase out its mall-based retail operations, preferably through a sale of the business, it is unlikely that the existing retail systems will still be utilized by the Company at the turn of the century. Nevertheless, efforts have been made to ensure that the systems used by the retail operations will also be year 2000 compliant. With regard to the retail systems, the Company's primary concern is with remediation of the software for the point-of-sale registers in the stores. As the Company presently only operates six stores, if it needed to replace the point-of-sale software and registers, the cost is not expected to exceed $100,000. Other than the potential cost to upgrade or replace the store point-of-sale software and hardware, the Company is not presently aware of any significant expenditures which will be necessitated in order to be ready for year 2000, beyond those already being incurred, although there can be no assurances that significant expenditures may not be required in the future. Significant vendors have been contacted to ensure that their year 2000 issues will be resolved in a timely manner and will not be disruptive to the Company's operations. As indicated above, the Company has initiated, but not completed, its assessment of the impact of year 2000 on its business; however, the year 2000 issue is not currently expected to have a material impact on the Company's current or future business operations or financial condition.

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

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----

Report of Independent Certified Public Accountants........................................................29

Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997.................................30

Consolidated Statements of Operations for the Years Ended December 31, 1998
   and 1997...............................................................................................31

Consolidated Statements of Shareholders' Equity for the Years
   Ended December 31, 1998 and 1997.......................................................................32

Consolidated Statements of Cash Flows for the Years Ended December 31,
   1998 and 1997..........................................................................................33

Notes to Consolidated Financial Statements................................................................34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Big Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Big Entertainment, Inc. (a Florida corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Entertainment, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
    March 12, 1999 (except with respect to the matters discussed in Note 17(b) and 17(c), as to which the date is March 30, 1999).

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,      DECEMBER 31,
                                                                                        1998              1997
                                                                                    ------------      ------------
                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                     $    729,334      $    887,153
      Receivables, net                                                                   568,779           243,168
      Merchandise inventories                                                          1,176,356         2,417,224
      Prepaid expenses                                                                   501,501           548,206
      Other receivables                                                                  250,000           350,000
      Other current assets                                                               139,974           163,099
                                                                                    ------------      ------------
      Total current assets                                                             3,365,944         4,608,850

PROPERTY AND EQUIPMENT, net                                                            3,145,201         4,069,171
INVESTMENT IN NETCO PARTNERS                                                           1,004,673         1,533,567
INTANGIBLE ASSETS, net                                                                   151,405           163,393
GOODWILL, net                                                                            306,377           325,817
OTHER ASSETS                                                                             596,221           531,523
DEFERRED TAX ASSET                                                                          --           1,407,600
                                                                                    ------------      ------------
TOTAL ASSETS                                                                        $  8,569,821      $ 12,639,921
                                                                                    ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                              $  1,496,376      $  2,108,202
      Revolving line of credit                                                           758,917           535,000
      Accrued professional fees                                                          192,151           205,313
      Other accrued expenses                                                           1,174,136           559,050
      Deferred revenue                                                                    89,632           523,301
      Loan from shareholder/officer                                                      100,000            85,000
      Current portion of capital lease obligations                                       882,185           768,714
                                                                                    ------------      ------------
      Total current liabilities                                                        4,693,397         4,784,580
                                                                                    ------------      ------------
CAPITAL LEASE OBLIGATIONS, less current portion                                        1,741,062         1,803,344
                                                                                    ------------      ------------
DEFERRED REVENUE                                                                         376,860           315,783
                                                                                    ------------      ------------
CONVERTIBLE DEBENTURE, net                                                                  --             542,250
                                                                                    ------------      ------------
MINORITY INTEREST                                                                        235,067            90,111
                                                                                    ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding          --                --
      Series A variable rate convertible preferred stock, $6.25 stated value,
          217,600 shares authorized, issued and outstanding.
          Liquidation preference of $1,580,035.                                        1,360,000         1,360,000
      Series B variable rate convertible preferred stock, $5.21 stated value,
          142,223 shares authorized; 122,846 shares issued and outstanding.
          Liquidation preference of $645,873.                                            640,000           640,000
      Series C, 4% convertible preferred stock, $100 stated value,
          100,000 shares authorized; 20,000 shares issued and outstanding,
          Liquidation preference of $2,020,000.                                        2,000,000         2,000,000
      Series D, 7% convertible preferred stock, $10,000 stated value,
          1,000 shares authorized; 250 shares issued and outstanding,
          Liquidation preference of $2,540,370.                                        1,837,441              --
      Series D-2, 7% convertible preferred stock, $10,000 stated value,
          50 shares authorized, issued and outstanding,
          Liquidation preference of $504,219.                                            314,820              --
      Common stock, $.01 par value, authorized 25,000,000 shares; issued and
          outstanding 8,161,329 shares in 1998 and 6,896,340 shares in 1997.              81,613            68,963
      Warrants outstanding                                                               834,583           586,600
      Deferred compensation                                                             (510,333)             --
      Additional paid-in capital                                                      31,140,339        25,671,900
      Accumulated deficit                                                            (36,175,028)      (25,223,610)
                                                                                    ------------      ------------
      Total shareholders' equity                                                       1,523,435         5,103,853
                                                                                    ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  8,569,821      $ 12,639,921
                                                                                    ============      ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                  1998              1997
                                                                              ------------      ------------
NET REVENUES                                                                  $ 11,126,516      $ 10,291,447

COST OF SALES                                                                    5,987,383         5,447,989
                                                                              ------------      ------------
    Gross profit                                                                 5,139,133         4,843,458
                                                                              ------------      ------------
OPERATING EXPENSES:
    Selling, general and administrative                                          8,840,049         7,112,383
    Salaries and benefits                                                        4,151,725         3,884,926
    Amortization of goodwill and intangibles                                        31,428           347,312
    Reserve for closed stores and lease termination costs                        1,121,028              --
                                                                              ------------      ------------
        Total operating expenses                                                14,144,230        11,344,621
                                                                              ------------      ------------
        Operating loss                                                          (9,005,097)       (6,501,163)

EQUITY IN EARNINGS OF NETCO PARTNERS                                               877,549         2,702,049

OTHER INCOME (EXPENSE):

    Interest, net                                                                 (818,849)         (323,118)
    Other, net                                                                      42,989            73,894
                                                                              ------------      ------------
         Loss before minority interest and deferred tax (expense) benefit       (8,903,408)       (4,048,338)

MINORITY INTEREST                                                                 (347,081)         (354,609)
                                                                              ------------      ------------
         Loss before deferred tax (expense) benefit                             (9,250,489)       (4,402,947)

DEFERRED TAX (EXPENSE) BENEFIT                                                  (1,407,600)        1,407,600
                                                                              ------------      ------------
         Net loss                                                             $(10,658,089)     $ (2,995,347)
                                                                              ============      ============
Basic and diluted loss per common share                                       $      (1.47)     $      (0.51)
                                                                              ============      ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                            PREFERRED      PREFERRED      PREFERRED       PREFERRED       PREFERRED
                                              COMMON          STOCK          STOCK          STOCK           STOCK           STOCK
                                               STOCK         SERIES A       SERIES B       SERIES C        SERIES D       SERIES D-2
                                             --------      -----------     ---------     -----------     -----------     -----------
Balance -  December 31, 1996                 $ 58,706      $ 1,360,000     $ 160,000     $ 2,000,000     $      --       $      --

Issuance of common stock in private
  placement                                    10,000             --            --              --              --              --
Issuance of preferred stock Series B to
  Tekno Simon, LLC                               --               --         480,000            --              --              --
Non-cash dividend - preferred stock               257             --            --              --              --              --
Cash dividend on preferred stock Series C        --               --            --              --              --              --
Issuance of stock options and warrants
  for services rendered                          --               --            --              --              --              --
Value of conversion feature of convertible
  debentures                                     --               --            --              --              --              --
Proceeds from the issuance of warrants           --               --            --              --              --              --
Net loss                                         --               --            --              --              --              --
                                             --------      -----------     ---------     -----------     -----------     -----------
Balance - December 31,1997                     68,963        1,360,000       640,000       2,000,000            --              --

Non-cash dividend - preferred stock               371             --            --              --              --              --
Cash dividend on preferred stock Series C        --               --            --              --              --              --
Conversion of convertible debentures into
  common stock                                  1,736             --            --              --              --              --
Issuance of stock options and warrants
  for services rendered                          --               --            --              --              --              --
Employee stock bonuses                          2,362             --            --              --              --              --
Issuance of preferred stock and warrants
  in private placement                           --               --            --              --         1,837,441         314,820
Issuance of common stock in private
  placements                                    4,531             --            --              --              --              --
Issuance of common stock to the members
  of the Company's Board of Directors
  in a private placement                        1,874             --            --              --              --              --
Shares repurchased                               (429)            --            --              --              --              --
Stock options and warrants exercised            2,205             --            --              --              --              --
Net loss                                         --               --            --              --              --              --
                                             --------      -----------     ---------     -----------     -----------     -----------
Balance - December 31, 1998                  $ 81,613      $ 1,360,000     $ 640,000     $ 2,000,000     $ 1,837,441     $   314,820
                                             ========      ===========     =========     ===========     ===========     ===========

                                              ADDITIONAL
                                                PAID-IN        WARRANTS         DEFERRED          ACCUMULATED
                                                CAPITAL       OUTSTANDING     COMPENSATION          DEFICIT            TOTAL
                                             ------------     -----------     ------------       ------------      ------------
Balance -  December 31, 1996                 $ 22,029,194      $ 576,600      $        --        $(21,992,633)     $  4,191,867

Issuance of common stock in private
  placement                                     3,059,996           --                 --                --           3,069,996
Issuance of preferred stock Series B to
  Tekno Simon, LLC                                   --             --                 --                --             480,000
Non-cash dividend - preferred stock               141,452           --                 --            (155,630)          (13,921)
Cash dividend on preferred stock Series C            --             --                 --             (80,000)          (80,000)
Issuance of stock options and
  warrants for services rendered                  225,758           --                 --                --             225,758
Value of conversion feature of convertible
  debentures                                      215,500           --                 --                --             215,500
Proceeds from the issuance of warrants               --           10,000               --                --              10,000
Net loss                                             --             --                 --          (2,995,347)       (2,995,347)
                                             ------------      ---------      -------------      ------------      ------------
Balance - December 31,1997                     25,671,900        586,600               --         (25,223,610)        5,103,853

Non-cash dividend - preferred stock               169,629           --                 --            (233,329)          (63,329)
Cash dividend on preferred stock Series C            --             --                 --             (60,000)          (60,000)
Conversion of convertible debentures into
  common stock                                    663,953           --                 --                --             665,689
Issuance of stock options and warrants for
  services rendered                                73,587           --                 --                --              73,587
Employee stock bonuses                            793,863           --             (510,333)             --             285,892
Issuance of preferred stock and warrants
  in private placement                               --          497,583               --                --           2,649,844
Issuance of common stock in private
  placements                                    1,895,614           --                 --                --           1,900,145
Issuance of common stock to the members
  of the Company's Board of Directors
  in a private placement                          935,336           --                 --                --             937,210
Shares repurchased                               (102,599)          --                 --                --            (103,028)
Stock options and warrants exercised            1,039,056       (249,600)              --                --             791,661
Net loss                                             --             --                 --         (10,658,089)      (10,658,089)
                                             ------------      ---------      -------------      ------------      ------------
Balance - December 31, 1998                  $ 31,140,339      $ 834,583      $    (510,333)     $(36,175,028)     $  1,523,435
                                             ============      =========      =============      ============      ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                          1998              1997
                                                                                      ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $(10,658,089)     $(2,995,347)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                                                  1,108,411        1,178,935
          Equity in earnings of Netco Partners, net of return of invested capital          528,894       (1,332,256)
          Issuance of compensatory stock options and warrants                               73,587          225,758
          Amortization of deferred compensation costs                                      285,892             --
          Recognition of deferred gain                                                     (42,988)         (40,389)
          Deferred tax expense (benefit)                                                 1,407,600       (1,407,600)
          Amortization of deferred financing costs                                         164,474           25,426
          Amortization of discount on convertible debentures                               107,750          107,750
          Inventory reserve                                                                232,383             --
          Assets written off - closed stores                                               601,539             --
          Minority interest                                                                347,081          354,609
          Changes in assets and liabilities:
            Receivables                                                                   (225,611)        (147,621)
            Prepaid expenses                                                                46,705          106,049
            Merchandise inventories                                                      1,008,485       (1,006,621)
            Other current assets                                                           (10,240)        (104,140)
            Other assets                                                                  (205,350)        (295,687)
            Accounts payable                                                              (611,826)       1,086,938
            Accrued professional fees                                                      (13,162)         106,793
            Deferred revenue                                                              (318,472)         (38,982)
            Other accrued expenses                                                         567,446           65,904
                                                                                      ------------      -----------
              Net cash used in operating activities                                     (5,605,491)      (4,110,481)
                                                                                      ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures, net                                                         (446,312)      (1,585,211)
        Return of capital from Tekno Books to minority partner                            (202,125)        (268,912)
                                                                                      ------------      -----------
              Net cash used in investing activities                                       (648,437)      (1,854,123)
                                                                                      ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from revolving line of credit                                         223,917          535,000
        Proceeds from shareholder/officer loan                                           3,794,500        1,112,000
        Repayments of shareholder/officer loan                                          (3,779,500)      (1,027,000)
        Net proceeds from the issuance of preferred stock                                2,649,844          480,000
        Proceeds from issuance of convertible debentures                                      --            650,000
        Net proceeds from issuance of common stock                                       2,837,355        3,069,996
        Proceeds from the issuance of warrants                                                --             10,000
        Proceeds from exercise of stock options and warrants                               791,661             --
        Dividends on preferred stock                                                       (60,000)         (80,000)
        Payments to repurchase common stock                                               (103,028)            --
        Proceeds under sale leasebacks                                                     691,255          947,186
        Repayments under capital lease obligations                                        (949,895)        (521,277)
                                                                                      ------------      -----------
              Net cash provided by financing activities                                  6,096,109        5,175,905
                                                                                      ------------      -----------
              Net decrease in cash and cash equivalents                                   (157,819)        (788,699)

CASH AND CASH EQUIVALENTS, beginning of period                                             887,153        1,675,852
                                                                                      ------------      -----------
CASH AND CASH EQUIVALENTS, end of period                                              $    729,334      $   887,153
                                                                                      ============      ===========
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
        Interest paid                                                                 $    539,687      $   180,447
                                                                                      ============      ===========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

(1) BACKGROUND:

Big Entertainment, Inc. (the "Company") was incorporated in the State of Florida on January 22, 1993. The Company is a diversified entertainment company, engaged in the development and licensing of intellectual properties, the development and licensing of books, and the operation of entertainment-related retail stores, both on the Internet and in select malls throughout the country. The Company has two operating divisions: the intellectual properties division and the entertainment retail division.

The intellectual properties division owns or controls the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities, which it licenses across all media, including books, films and television, multimedia software, toys, and other products. The Company acquires the rights to its intellectual properties pursuant to agreements that grant it, on an exclusive basis, all rights in the intellectual property itself, as well as the right to use the creator's name in the title of the intellectual property. The intellectual properties division also includes a 51%-owned book licensing and packaging operation named Tekno Books which focuses on developing and executing book projects, typically with best-selling authors, which books are then licensed for publication to book publishers. Tekno Books generates revenue from new book projects in the form of non-refundable advances paid by publishers, and from royalties from its library of book titles.

In addition, the Company is a 50% partner in NetCo Partners. NetCo Partners was formed in June 1995 as a joint venture between the Company and C.P. Group, Inc., a company in which best-selling author Tom Clancy is a 50% shareholder. NetCo Partners is also engaged in the development and licensing of entertainment properties.

The entertainment retail division operates BIGE.COM, an Internet studio store, plus seven mall-based retail stores consisting of five in-line studio stores located in New Jersey and California, one mini in-line store in the Mall of America in Minnesota, and one Entertainment Super-Kiosk in Florida. The Company has curtailed its retail store expansion plans and presently is focusing its retail efforts on development of its e-commerce Internet business. See Note 11.

The Company plans to expand its Internet operations through the acquisition of HOLLYWOOD.COM, a leading movie information web site, and CinemaSource, Inc., which management believes to be the nation's largest distributor of movie showtimes and related movie information to the Internet industry. These acquisitions are expected to close during the second quarter of 1999.

The Company has expended significant funds developing its Internet, intellectual property, entertainment retail, and other businesses. Operating losses since inception have resulted in an accumulated deficit of

$36,175,028 at December 31, 1998. The success of the Company's operations in future years is dependent on its ability to generate adequate revenue to offset operating expenses. There can be no assurances that the Company will be able to generate sufficient revenues from these activities to cover its costs and, therefore, the Company may continue to incur losses.

The Company's management expects to require additional financing for the expansion of its Internet business (including the expected cash outflows associated with the pending acquisitions of Hollywood Online and CinemaSource as discussed in Note 17) and to support working capital requirements in future years. The Company is currently exploring additional financing alternatives to allow the Company to finance such expansion. However, there can be no assurances that such financing alternatives will be available to the Company or will be implemented on terms favorable to the Company. In the event such financing is not secured, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President, have indicated their intention to provide the Company, if required, with an amount not to exceed $5.5 million in order to enable the Company to meet its working capital requirements during 1999; provided, however, that the commitment will terminate in the event the Company raises no less than $5.5 million from other sources for purposes other than to finance the acquisition of CinemaSource, as well as from operating cash flow generated from new businesses acquired. In the event the Company raises less than $5.5 million, the dollar amount of the commitment will be reduced on a "dollar for dollar" basis to the extent of such additional funds raised by the Company. The exact terms of any working capital provided to the Company will be subject to negotiation with the Board of Directors.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its 51% and 50.5% owned subsidiaries, Tekno Books and Fedora, Inc., respectively. All significant intercompany balances and transactions have been eliminated in consolidation and a minority interest has been established to reflect the outside ownership of Tekno Books and Fedora, Inc. The Company's 50% ownership interest in NetCo Partners is accounted for under the equity method of accounting.

      ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the write down of the assets of its retail operations (see Note 11), management's estimate of the allowance for doubtful accounts (see Note 13), and the realizable value of intangible assets. Actual results could differ from those estimates.

       CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $109,979 and $103,839, at December 31, 1998 and 1997, respectively.

       TRADE RECEIVABLES

Trade receivables consist of receivables from distributors of the Company's publications and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are deemed realizable. Trade receivables are net of an allowance for doubtful accounts of $39,982 at December 31, 1998 and 1997.

       MERCHANDISE INVENTORIES

Merchandise inventories consist of retail merchandise and are stated at the lower of cost or market value. Cost is determined by the weighted average method.

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

       INTANGIBLE ASSETS AND GOODWILL

Purchase price allocations for the acquisition of Tekno Books and Fedora, Inc. have been made in accordance with Accounting Principles Board ("APB") Opinion No. 16. Pursuant to APB 16, acquired tangible assets have been recorded at estimated fair value and acquired liabilities at the present value of amounts due. The excess of the purchase price, including liabilities assumed, over the value assigned to net tangible assets acquired has been allocated to either specifically identified intangibles or goodwill.

"Intangible Assets" consist of the following:

                                                         DECEMBER 31,
                                               ------------------------------
                                                  1998               1997
                                               -----------        -----------
Book contracts acquired with Tekno Books       $      --          $ 1,263,542
Patents and trademarks                             203,368            203,368
                                               -----------        -----------
                                                   203,368          1,466,910
Less accumulated amortization                      (51,963)        (1,303,517)
                                               -----------        -----------
                                               $   151,405        $   163,393
                                               ===========        ===========

Patents and trademarks are being amortized on a straight-line basis over 17 years. Book contracts, which were being amortized on a straight-line basis over 3 years, became fully amortized during 1997 and the balances were written off in 1998.

Goodwill relating to the acquisition of Tekno Books and Fedora, Inc., amounting to $388,783, is being amortized on a straight-line basis over 20 years. Accumulated amortization of goodwill totaled $82,406 and $62,966 as of December 31, 1998 and 1997, respectively.

The Company continually evaluates the amounts of recorded goodwill and the period over which it is amortized by consideration of events and circumstances that occur subsequent to its acquisition.

       LONG-LIVED ASSETS

The Company applies the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of". Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1998 or 1997.

The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset's carrying amount with its fair value less cost to sell. During 1998, the Company incurred an impairment charge for long-lived assets to be disposed of as more fully described in Note 11.

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

Revenue relating to sales at the Company's retail outlets is recognized at the time of sale. Revenue relating to product sales over the Internet totalling $71,546 for the period from November 26 through December 31, 1998 is recognized at the time the order is filled and shipped.

Franchise fee revenue is recognized when all material services or conditions relating to a franchise agreement have been substantially performed or satisfied.

       PRE-OPENING EXPENSES

Pre-opening expenses related to new store openings are expensed as incurred.

       BARTER TRANSACTIONS

The Company records the exchange of air time given on the television monitors in its retail stores and promotional space given on its web site for advertising air time received on local ABC affiliate television stations at the estimated fair value of the air time received from the ABC affiliates. The income and expense are recorded in equal amounts at the time when the advertising air time is received from ABC. The Company imputed revenues and selling, general and administrative expenses of $2,130,112 in 1998 and $1,150,000 in 1997 relating to the ABC Programming Agreement.

       LOSS  PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", which requires companies to present basic and diluted earnings per share ("EPS") instead of the primary and fully diluted EPS that was previously required. The Company adopted SFAS No. 128 in 1997. Loss per common share is computed by dividing net loss after deducting dividends applicable to preferred stock, by the weighted average number of common and common equivalent shares outstanding as follows:

                                                    1998                1997
                                                ------------        -----------
Net Loss                                        $(10,658,089)       $(2,995,347)
Preferred Stock Dividends                           (293,328)          (236,299)
                                                ------------        -----------
Net Loss Available to Common Shareholders        (10,951,417)        (3,231,646)
Weighted Average Shares Outstanding                7,456,651          6,316,013
                                                ------------        -----------
Loss per Share, Basic and Diluted               $      (1.47)       $     (0.51)
                                                ============        ===========

Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants were excluded from the calculation of diluted loss per share in 1998 and 1997 because their impact was anti-dilutive.

       STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. SFAS No. 123 allows either adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations with supplemental disclosures. The Company has chosen to account for all stock-based arrangements under which employees receive shares of the Company's stock under APB 25 and make the related disclosures under SFAS No.
123. Pro forma loss per share, as if the fair value method had been adopted, is presented in Note 10. Stock options and warrants granted to non-employees are accounted for under the fair value method prescribed by SFAS No. 123.

       POST-RETIREMENT BENEFITS

The Company does not currently provide post-retirement benefits for its employees.

       RECLASSIFICATIONS

Certain reclassifications were made to prior year statements to conform with the current year's presentation.

(3)       FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value due to the short maturity of the instruments. The fair value of capital lease obligations is estimated using an appropriate valuation method and approximates the carrying amount of capital lease obligations in the accompanying consolidated balance sheets. The carrying value of debt, including bank debt and the loan from shareholders/officers, approximates fair value because the interest rate reprices with changes in market rates.

(4)      RECENTLY ISSUED ACCOUNTING STANDARDS:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", in 1998. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Adoption of this standard did not impact the Company's consolidated financial statements.

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in 1998. This Statement establishes standards for reporting of selected information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosure regarding the Company's business segments is contained in Note 16.

(5)  FRANCHISE FEE RECEIVABLE AND FRANCHISE FEE INCOME:

The Company entered into an amended franchise agreement in 1997, pursuant to which a franchisee obtained the exclusive rights to open Big Entertainment in-line studio stores in the Phoenix, Arizona market area in exchange for a $350,000 territorial exclusivity fee, which was paid during the first quarter of 1998. In order for the franchisee to maintain its territorial rights, the agreement requires the franchisee to open one store by December 31, 1999 and one store each year thereafter. The agreement does not require any further performance by the Company. The Company had the option, exercisable at any time prior to December 31, 1998, to reacquire the rights to the Phoenix, Arizona market, provided no such franchised units had already opened, by issuing the franchisee 100,000 unregistered shares of the Company's common stock. The Company did not exercise this option. Accordingly, net revenues for 1998 include franchise fee income of $350,000. At December 31, 1997, the accompanying consolidated balance sheet reflected the $350,000 franchise fee receivable in other receivables and as deferred revenue.

(6)  PROPERTY AND EQUIPMENT, NET:

Property and equipment (excluding equipment under capital leases) consists of:

                                                    DECEMBER 31,
                                          ------------------------------
                                             1998               1997
                                          -----------        -----------
Furniture and fixtures                    $   186,460        $   180,863
Entertainment Super-Kiosks                    185,070          1,003,678
Equipment                                     217,835            212,853
Leasehold improvements                        895,883            545,865
                                          -----------        -----------
                                            1,485,248          1,943,259
Less:  Accumulated depreciation and
               amortization                  (627,453)          (800,408)
                                          -----------        -----------
                                          $   857,795        $ 1,142,851
                                          ===========        ===========

Equipment under capital leases consists of:

                                               DECEMBER 31,
                                      ------------------------------
                                         1998                1997
                                      -----------        -----------
Equipment                             $ 2,329,147        $ 2,554,846
Entertainment Super-Kiosks              1,116,822          1,164,380
                                      -----------        -----------
                                        3,445,969          3,719,226
Less:  Accumulated depreciation        (1,158,563)          (792,906)
                                      -----------        -----------
                                      $ 2,287,406        $ 2,926,320
                                      ===========        ===========

Depreciation and amortization expense on property and equipment was $1,076,983 and $831,623 for the years ended December 31, 1998 and 1997, respectively.

(7)  CAPITAL LEASE OBLIGATIONS:

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1998 are as follows:

         1999                                                     $1,126,738
         2000                                                        936,266
         2001                                                        656,689
         2002                                                        420,288
         2003                                                         77,020
         Thereafter                                                      464
                                                                  ----------
         Minimum lease payments                                    3,217,465
         Less amount representing interest                         (594,218)
                                                                  ----------
         Present value of net minimum lease payments               2,623,247
         Less current portion                                       (882,185)
                                                                  ----------
         Noncurrent portion                                       $1,741,062
                                                                  ==========

In February 1996, the Company entered into a sale and leaseback transaction (the "1996 Sale-Leaseback"). Pursuant to the 1996 Sale-Leaseback, the Company sold 18 kiosks to the lessor for $1,080,000 (excluding transaction costs of approximately $50,000, and fair value of warrants granted of $84,380) and simultaneously leased the kiosks from the lessor for a term of 39 months with aggregate rental payments of approximately $35,000 per month. Upon expiration of the lease, the Company will have the option to repurchase the kiosks for their fair market value, but in no event more than $108,000 in the aggregate. In May 1998, the Company entered into a second sale and leaseback transaction (the "1998 Sale-Leaseback") with the same party for 17 additional kiosk units. The terms of the 1998 Sale-Leaseback are an aggregate sales price of $600,674, which approximated 75% of the original invoice cost of the units, a 42-month lease term, monthly payments of approximately $18,300, and a $1 buy-out at the end of the lease term. The net proceeds to the Company after all transaction costs were $582,640. These sale-leaseback transactions do not include the underlying mall leases for the sites of the Company's kiosks, with respect to which the Company remains liable. As collateral security for these leases, the Company issued an aggregate of 433,061 shares of its common stock which were placed in escrow (the "Escrow

Shares"). The escrow agent continues to hold 394,466 of the Escrow Shares and the remaining 38,595 Escrow Shares have been returned to Company and cancelled. In the event that the Company defaults under the agreements for the Sale-Leaseback, the Escrow Shares held by the escrow agent will be released to the lessor. While held in escrow, the Escrow Shares will be voted by the lessor on all matters in accordance with the recommendations of management and neither the escrow agent nor the lessor will have any dispositive rights with respect thereto. As additional consideration for the 1996 Sale-Leaseback, the Company issued to the lessor four-year warrants to purchase 26,739 shares of common stock, at an exercise price of $8.08 per share. As additional consideration for the 1998 Sale-Leaseback, the Company issued to the lessor five-year warrants to purchase 5,203 shares of common stock of an exercise price of $5.775 per share.

(8)  DEBT:

The Company's Chairman and Chief Executive Officer and the Company's Vice Chairman and President have extended a $1.1 million unsecured line of credit facility to the Company. The line of credit bears interest at the JP Morgan Bank prime rate of interest, is prepayable at any time without penalty by the Company, and is payable on demand of the holders. The outstanding balance under this line of credit was $100,000 at December 31, 1998 and $85,000 at December 31, 1997. Interest expense on this line of credit amounted to $55,366 and $19,313 for 1998 and 1997, respectively. The Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President have agreed to increase the credit facility that they provide to the Company to a maximum of $5.5 million for 1999, upon terms to be agreed upon by these executive officers and the Company's Board of Directors.

In August 1997, the Company issued a $650,000 4% convertible debenture to a single institutional investor. The debenture was convertible by the holder into shares of the Company's common stock. During 1998, the debenture holder converted the entire $650,000 debenture plus accrued interest into a total of 173,568 shares of common stock. In conjunction with issuance of the debenture, the buyer received warrants to buy 32,499 shares of common stock at exercise prices ranging from $6.00 to $6.53 per share. The warrants expire March 2, 2003. The Company recorded the convertible debenture net of a discount of $215,500 attributable to the intrinsic value of the nondetachable conversion feature. The discount was amortized as interest expense from the date of issuance through April 1998.

In December 1997, the Company established a $5 million credit facility with BankBoston, which the Company is using to finance the cost of inventories for its entertainment retail division. The primary obligor on the credit facility is the Company's wholly owned subsidiary that constitutes the mall-based component of the Company's entertainment retail division, and the Company is guarantor. As a result of the phasing out of the Company's traditional retail business, the Company and BankBoston have agreed to modify the terms of the credit facility. Under the modified agreement, availability is calculated as a percentage of the cost of retail inventories less certain allowances and reserves. This percentage, which was 50% at December 31, 1998, is being reduced by one percentage point each week beginning the third week in January 1999, with the outstanding balance to be paid in full by June 30, 1999. Interest is payable monthly at the prime rate plus 1%. The credit facility includes an annual commitment fee of 1% and a monthly facility fee of $2,500. BankBoston received five-year warrants to buy 30,000 shares of the Company's common stock at an exercise price of $9.68 per share (see Note 10). As of December 31, 1998, the Company's outstanding balance on the line of credit was $758,917, essentially utilizing the then available borrowing base. The facility is secured by cash, inventory and accounts receivable of the Company's entertainment retail division. All of the financial performance covenants were eliminated from the credit facility as part of the modification agreement.

(9)  OFFERINGS OF SECURITIES:

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

On June 30, 1998, the Company entered into a private equity line of credit agreement with two accredited investors and on January 7, 1999, this agreement was amended to increase the number of shares that could be issued under the equity line of credit. Pursuant to this agreement, as amended, these investors issued irrevocable commitments to purchase 433,334 shares of common stock of the Company over a one-year period. In conjunction with establishment of the equity line of credit, the Company issued three-year warrants to these investors to purchase 45,000 shares of the Company's common stock for an average price of $2.89 per share. The exercise price of the warrants for 20,000 of the shares is subject to reduction depending on the number of initial shares of the Company's common stock that the investors still own six months subsequent to their initial purchase. On June 30, 1998, these investors purchased an initial 100,000 shares of the Company's common stock at the market price of $5.00 per share. On November 24, 1998, the Company sold an additional 77,042 shares of common stock to these investors for $6.49 per share. Gross proceeds of $1,000,000 from the sale of these securities were received during 1998. Costs related to establishment of the equity line of credit and for the issuance of the securities pursuant to this line of credit totaling $99,855 were charged to additional paid-in capital. In addition, the Company issued 28,000 shares of common stock to the placement agent as part of this transaction. As of December 31, 1998, these investors remain obligated to purchase an additional 256,292 shares of the Company's common stock, all of which have been sold to these investors during 1999 for gross proceeds of $2,609,320.

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

On August 21, 1998, the Company's Board of Directors approved a plan for the repurchase of up to $1.0 million of the Company's common stock. Pursuant to this plan, during 1998 the Company repurchased

42,850 shares of its common stock for an aggregate consideration of $103,028, or an average purchase price of $2.40 per share.

In September and November 1998, the Company sold 250 shares of its 7% Series D Convertible Preferred Stock (the "Series D Preferred Stock") to two accredited investors. The Company realized gross proceeds of $2,500,000 from these private placements, less expenses and placement fees of $281,917. In connection with this transaction, the Company also issued two five-year warrants to each investor. The two warrants entitle the investors to purchase the number of shares of common stock equal to the aggregate purchase price of shares of Series D Preferred Stock acquired divided by the closing price of the common stock on the trading date immediately before the date of purchase, multiplied by 20% and 30%, respectively, at exercise prices equal to 150% and 125%, respectively, of such closing price, subject to certain adjustments. The value of the warrants on the dates of issuance of $414,372, less expenses of $33,730, has been deducted from the stated value of the Series D Preferred Stock and is reflected as warrants outstanding. Commissions and cost of issuance have been prorated between the Series D Preferred Stock and the warrants. The stock purchase agreement also provides for the potential issuance of adjustment shares of the Company's common stock to the holders of the Series D Preferred Stock under certain limited conditions.

Holders of Series D Preferred Stock are entitled to cumulative dividends at the annual rate of 7% payable on each conversion date. Each share of Series D Preferred Stock is convertible by the holder into shares of common stock based on an initial conversion price equal to 105% of the average of the closing prices of the common stock for the five trading days ending on the trading day immediately preceding the closing. All shares of the Series D Preferred Stock shall be automatically converted into shares of the Company's common stock on the earlier to occur of (i) September 30, 2001, (ii) the third trading day immediately preceding the closing of the first sale under a bona fide underwritten initial public offering of the common stock of Huge Entertainment, Inc. with net proceeds to Huge Entertainment, Inc. (or any successor of Huge Entertainment, Inc.) of at least $10,000,000, or (iii) the 10th trading day immediately preceding the closing of a transaction resulting in a change of control of the Company. The Company has the option to redeem all or any portion of the shares of Series D Preferred Stock that are outstanding at the time for a cash redemption price per share which is equivalent to a 20% premium over the value that the holder of the preferred shares would realize if the preferred shares were converted to common stock at the time of redemption. Upon any liquidation, dissolution or winding up of the Company, holders of Series D Preferred Stock are entitled to payment of the $10,000 stated value for each such share plus all due but unpaid dividends before any payment is made to holders of common stock. The Series D Preferred Stock carries no voting rights and ranks junior to the Series A, B and C Preferred Stock.

In November 1998, the Company sold 50 shares of its 7% Series D-2 Convertible Preferred Stock (the "Series D-2 Preferred Stock") to an accredited investor. The Company realized gross proceeds of $500,000 from this private placement, less expenses and placement fees of $68,239. In connection with this transaction, the Company also issued two five-year warrants to the investor. The warrants entitle the investor to purchase 25,000 shares of the Company's common stock for $5.175 per share and 16,667 shares for $6.26 per share, both of which were above market exercise prices at the time the warrants were issued. The value of the warrants on the date of issuance of $116,941 has been deducted from the stated value of the Series D-2 Preferred Stock and is reflected as warrants outstanding.

Each share of Series D-2 Preferred Stock is convertible into shares of common stock, based on the Series D-2 Preferred Stock's stated value per share of $10,000 plus accrued but unpaid dividends at a conversion price of $5.00 per share. Shares of Series D-2 Preferred Stock will be automatically converted into shares of common stock on the earlier to occur of (i) November 18, 2001, (ii) the third trading day immediately preceding the closing of the first sale under a bona fide underwritten initial public offering of the common stock of Huge Entertainment, Inc. with net proceeds to Huge Entertainment, Inc. (or any successor of Huge Entertainment, Inc.) of at least $10,000,000 or (iii) the 10th trading day immediately preceding the closing of a transaction resulting in a change of control. Other terms of the Series D-2 Preferred Stock, and of the purchase agreements relating to its sale, are substantially the same as for the Series D Preferred Stock.

(10)  STOCK OPTION PLANS:

       1993 STOCK OPTION PLAN

Under the Company's 1993 Stock Option Plan (the "1993 Plan"), 1,500,000 shares of the Company's common stock are reserved for issuance upon exercise of options. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of the Company's Board of Directors (the "Committee") administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible consultants, employees and officers of the Company.

The 1993 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Options are granted under the 1993 Plan on such terms and at such prices as determined by the Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant, or after the expiration of 10 years from the date of grant. Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorizes the Company to make loans to employees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the rate of interest payable by the Company to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. No such loans were made in either 1998 or 1997.

       DIRECTORS STOCK OPTION PLAN

The Company has established the Directors Stock Option Plan for directors, which provides for automatic grants to each director of options to purchase shares of the Company's common stock having a market value at the time of grant equal to $25,000 (i) upon a person's election as a director and (ii) each year thereafter upon such person's reelection as a director of the Company, in both instances at an exercise price equal to the fair market value of the common stock on the date of the grant. A total of 100,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Stock Option Plan. Options granted under the Directors Stock Option Plan become exercisable in full six months after the date of grant and expire five years after the date of grant. The Board of Directors, at its discretion, may cancel all options granted under the Directors Stock Option Plan that remain unexercised on the date of consummation of certain corporate transactions described in the Directors Stock Option Plan.

A summary of stock option and warrant transactions for the years ended December 31, 1998 and 1997 is as follows:

                                           STOCK OPTIONS                    WARRANTS
                                       ------------------------    ---------------------------
                                                     WEIGHTED                        WEIGHTED
                                                      AVERAGE                         AVERAGE
                                        SHARES     EXERCISE PRICE    SHARES       EXERCISE PRICE
                                       --------    --------------  ----------     --------------
OUTSTANDING AT DECEMBER 31, 1996        775,141        $   6.53       620,511        $    8.20
Granted                                 193,484            5.66       169,731             6.12
Cancelled                               (14,284)           7.70          --            --
                                       --------        --------    ----------        ---------
OUTSTANDING AT DECEMBER 31, 1997        954,341            6.34       790,242             7.76
Granted                                 138,780            5.55       760,148             5.05
Exercised                               (14,954)           5.81      (205,500)            3.43
Cancelled                               (98,849)           6.52      (120,000)           13.20
                                       --------        --------    ----------        ---------
OUTSTANDING AT DECEMBER 31, 1998        979,318        $   6.17     1,224,890        $    5.99
                                       ========        ========    ==========        =========

At December 31, 1998, a total of 584,322 and 21,406 options were available for future grant under the 1993 Plan and Directors Stock Option Plan, respectively. Additionally, at December 31, 1998, 782,729 stock options and 1,224,890 warrants were exercisable. As of the date of this report, options and warrants to purchase 48,038 shares of the Company's common stock have been exercised during 1999, for which the Company has received aggregate proceeds of $145,959.

The weighted average fair value of options and warrants granted in 1998 and 1997 was $1.76 per share and $2.08 per share, respectively.

The exercise prices of some options differ from the market price of the stock on the grant date. The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date:

                                                 1998        1997
                                               --------    --------
Exercise Price Equals Market Price
    Weighted average exercise price            $   5.66         N/A
    Weighted average fair value                    2.40         N/A

Exercise Price Exceeds Market Price
    Weighted average exercise price                5.26    $   6.41
    Weighted average fair value                    1.44        1.83

Exercise Price is Less Than Market Price
    Weighted average exercise price                4.06        4.63
    Weighted average fair value                    2.84        2.67

The following table summarizes information about stock options and warrants outstanding at December 31, 1998:

                  OPTIONS AND WARRANTS OUTSTANDING                               EXERCISABLE
      -----------------------------------------------------------        ----------------------------
                                        WEIGHTED
                                        AVERAGE        WEIGHTED                            WEIGHTED
     RANGE OF                          REMAINING       AVERAGE                             AVERAGE
     EXERCISE           NUMBER        CONTRACTUAL      EXERCISE             NUMBER         EXERCISE
      PRICE          OUTSTANDING     LIFE (YEARS)       PRICE            EXERCISABLE         PRICE
     --------        -----------     ------------      ---------         -----------       --------
$          .01          45,648            6.7          $    0.01            45,648         $    0.01
    3.12- 5.99         939,131            4.7               5.00           798,130              4.99
    6.00- 7.99         810,877            3.5               6.51           805,159              6.51
    8.00-14.75         408,552            4.5               8.64           358,682              8.60
                     ---------                                           ---------
     .01-14.75       2,204,208            4.3               6.13         2,007,619              6.13
                     =========                                           =========

Had compensation cost for the 1993 Plan and the Directors Stock Option Plan been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have increased to the following pro forma amounts:

                                                  1998               1997
                                               ------------      ------------
Net loss                As Reported            $(10,658,089)     $ (2,995,347)
                         Pro Forma              (10,989,891)       (3,336,373)

Basic and diluted       As Reported                   (1.47)            (0.51)
loss per share           Pro Forma                    (1.51)            (0.57)

The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following weighted average assumptions used for grants in 1998 and 1997: risk free interest rate of 4.9% and 5.7%, respectively; expected lives of 2 years for two year options, 3 years for four year options and 4 years for five and ten year options; and expected volatility ranging from 36.3% to 70.7% in 1998 and 37.0% in 1997.

In 1998 and 1997, the Company recorded selling, general and administrative expense of $54,189 and $120,646, respectively, related to stock options granted on various dates to non-employees of the Company. An additional $19,398 was capitalized as debt issuance costs representing the value of 11,201 warrants issued to the lessor and the leasing broker in connection with the 1998 Sale/Leaseback (See Note 7). An additional $53,749 was capitalized as debt issuance costs during 1997 representing the value of 62,499 warrants issued in conjunction with obtaining the bank line of credit and issuance of the convertible debenture (See Note 8). Additionally, the Company increased its investment in NetCo Partners by $51,363 in 1997 for 75,000 options previously granted to an outside consultant hired by NetCo Partners.

(11)  RESERVE FOR CLOSED STORES AND LEASE TERMINATION COSTS:

The Company has aggressively pursued closure of its marginal entertainment retail kiosks and has closed 29 kiosk locations during 1998. Fifteen of the 29 mall leases were terminated at the expiration of the lease, or at the mutual consent of the Company and lessor, at no additional cost to the Company. The Company has reached agreement with certain of the other lessors to terminate the leases based on a maximum rental payment stream to be paid out over time, in most cases over four months. The Company is currently negotiating with the remaining lessors to obtain assignment of and/or release from certain of its lease obligations, which are typically short term in duration. The Company is presently in discussions with parties who have expressed an interest in purchasing the remaining mall-based retail store operations, including the kiosks which are currently in storage. An aggregate charge in the amount of $1,121,028 was recorded in fiscal 1998 consisting of $653,474 for the write-off of 10 kiosks which the Company earmarked for abandonment, plus the write down of other property and equipment of the entertainment retail division, and $467,554 for the estimated cost of the early lease terminations. In addition, in light of the phase out of its mall-based retail stores, the Company established an inventory reserve in the amount of $232,383; this reserve increased cost of sales for 1998. At December 31, 1998, the remaining carrying value of the inventory and fixed assets of the entertainment retail division (some of which will be utilized by the Internet e-commerce store) is approximately $4,352,000.

(12)  INCOME TAXES:

The Company is in a loss position for both financial and tax reporting purposes. The Company follows SFAS No. 109, "Accounting for Income Taxes" which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is "more likely than not". The primary item giving rise to such deferred tax asset is a loss carryforward of approximately $34,868,000 as a result of the operating losses incurred for the period from inception (January 22, 1993) to December 31, 1998. However, due to the uncertainty of the Company's ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to the Company's ability to utilize its loss carryforwards subject to the "ownership change" provisions of Section 382 of the U.S. Internal Revenue Code, the Company had established a valuation allowance for the full amount of the deferred tax asset in 1996. During 1997, based primarily on taxable income that was expected to be generated upon consummation of the Huge Entertainment transaction, the Company decreased the valuation allowance by $1,407,600. The Company currently believes that consummation of the Huge Entertainment transaction, which entailed a spin-off of the Company's intellectual properties into a new entity that would also receive additional intellectual properties contributed by others, is no longer probable. As a result, the Company has re-established the valuation allowance to the full amount of the deferred tax asset in 1998.

The loss carryforwards expire as follows:

                                        2009             $    528,000
                                        2010                5,065,000
                                        2011                7,990,000
                                        2012                6,211,000
                                        2013                4,456,000
                                        2018               10,618,000
                                                         ------------
                                                         $ 34,868,000
                                                         ============

(13)   NETCO PARTNERS:

In June 1995, the Company and C.P. Group, Inc. ("C.P. Group"), a company in which Tom Clancy is a 50% shareholder, entered into an agreement to form NetCo Partners (the "NetCo Joint Venture Agreement"). NetCo Partners is engaged in the publishing and licensing of entertainment properties, including TOM CLANCY'S NETFORCE.

The Company and C.P. Group are each 50% partners in NetCo Partners. C.P. Group contributed to NetCo Partners all rights to TOM CLANCY'S NETFORCE, and the Company contributed to NetCo Partners all rights to TAD WILLIAMS' MIRRORWORLD, ARTHUR C. CLARKE'S WORLDS OF ALEXANDER, NEIL GAIMAN'S LIFERS, and ANNE MCCAFFREY'S SARABAND.

The NetCo Joint Venture Agreement provides for an initial term (the "Development Term") of 5 years during which the partners will jointly develop the contributed properties. The Development Term may be extended by the mutual consent of the partners and shall terminate upon 30 days notice to the Company by C.P. Group should Mitchell Rubenstein cease to be Chief Executive Officer of the Company and Laurie S. Silvers cease to be the President of the Company. Upon termination of the Development Term, any undeveloped properties (excluding TOM CLANCY'S NETFORCE which will remain owned 50% by the Company and 50% by C.P. Group) are to be returned to their respective contributing partner and any properties in development or already developed are to be properties of the joint venture which shall continue until its bankruptcy, dissolution, or the sale of all or substantially all of its assets.

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

NetCo Partners has signed several significant licensing agreements for TOM CLANCY'S NETFORCE. These agreements include two book licensing agreements for North American rights to a series of adult and young adult books with the Berkley Publishing Group, an agreement with ABC for production of TOM CLANCY'S NETFORCE as a television mini-series, a product placement agreement with Dodge, a division of Chrysler Corporation, for use of Dodge vehicles in the books, an audio book agreement with Random House Audio Publishing, and licensing agreements with various foreign publishers for rights to publish TOM CLANCY'S NETFORCE books in the eight different languages. NetCo Partners has also entered into a licensing agreement with HarperCollins for publication of TAD WILLIAMS' MIRRORWORLD as an illustrated novel. These contracts typically provide for payment of non-refundable advances to NetCo Partners upon achievement of specific milestones, and for additional royalties based on sales of the various products at levels in excess of the levels implicit in the non-refundable advances. NetCo Partners recognizes revenue pursuant to these contracts when the earnings process has been completed based on the terms of the various contracts.

The Company records its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings of NetCo Partners. Since NetCo Partners is a partnership, any income tax payable is passed through to the partners. The revenues, gross profit and net income of NetCo Partners for the fiscal years ended December 31, 1998 and 1997 are presented below:

                                                     1998             1997
                                                  ----------       ----------
                   Revenues                       $2,685,928       $6,551,470
                   Gross Profit                    2,052,907        5,477,625
                   Net Income                      1,755,098        5,404,100

During 1998, NetCo Partners and ABC modified their arrangement, which resulted in a modification of revenues previously accrued in 1997 under the ABC mini-series arrangement for NETFORCE. The mini-series arrangement originally provided for a payment to NetCo Partners of $1.6 million should the NETFORCE mini-series not air by May 1999 and a minimum guaranteed license fee if it aired. ABC substantially completed production of the mini-series during 1998 (at a sizeable cost which was funded entirely by ABC), and the mini-series aired on ABC for four hours over two nights in February 1999. Under the new arrangement, NetCo Partners received a $400,000 rights fee during 1998 and future profit participation in the mini-series in lieu of the original guaranteed license fee. Accordingly, in 1998 NetCo Partners reversed the $1.6 million fee recorded in 1997 and recognized the $400,000 rights fee. Future revenues under the ABC mini-series arrangement will be based on profit participation.

As of December 31, 1998, NetCo Partners has $3,621,239 in accounts receivable. Management of NetCo Partners believes that the receivables will be collected in full and no reserves have been established.

NetCo Partners' deferred revenues, consisting of advances received but not yet recognized as income, amounted to $1,918,986 as of December 31, 1998.

As of December 31, 1998, the Company has received cumulative profit distributions from NetCo Partners since its formation totaling $2,791,574, in addition to reimbursement of substantially all amounts advanced by the Company to fund the operations of NetCo Partners.

 (14)  COMMITMENTS AND CONTINGENCIES:

       OPERATING LEASES-

The Company conducts its operations in various leased facilities, including retail locations, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses, including, in some instances, contingent rentals based on sales. Lease terms expire at various dates through the year 2008. Also, certain equipment used in the Company's operations is leased under operating leases.

Operating lease commitments at December 31, 1998 are as follows:

                          1999                               $   1,227,000
                          2000                                   1,113,000
                          2001                                     939,000
                          2002                                     763,000
                          2003                                     652,000
                          Thereafter                             2,716,000
                                                            --------------
                                   Total                    $    7,410,000
                                                            ==============

The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms. Several leases for the Company's retail mall locations contain clauses permitting and/or requiring the Company to terminate the leases at earlier specified dates without penalty in the event certain predetermined sales levels are not met. In addition, the Company is currently negotiating the early termination of various operating leases with an aggregate total commitment of approximately $2,757,000 included above. The Company expects to negotiate termination and release from these leases for approximately $269,000, which has been accrued at December 31, 1998 as part of the reserve for closed stores and lease termination costs. Rent expense, including equipment rentals, was $1,804,734 and $1,694,381 during 1998 and 1997, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

       EMPLOYMENT AGREEMENTS-

Effective July 1, 1998, the Company extended its employment agreements with each of Mitchell Rubenstein, to serve as Chairman of the Board and Chief Executive Officer, and Laurie Silvers, to serve as Vice Chairman of the Board and President for an additional five-year term. Mitchell Rubenstein and Laurie Silvers are also shareholders in the Company. The terms of each of the employment agreements will automatically be extended for successive one-year terms unless the Company or the executive gives written notice to the other at least 90 days prior to the then scheduled expiration date. Each of the employment agreements provides for an annual salary currently set at $237,000 (subject to cost-of-living increases), an annual bonus of an amount determined by the Board of Directors (but not less than $25,000), and an automobile allowance of $650 per month. Each employment agreement generally provides that the executive will continue to receive his or her salary until the expiration of the terms of the employment agreements if the executive's employment is terminated by the Company for any reason other than death, disability or cause (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the executive's disability, and that the executive's estate will receive a lump-sum payment equal to one year's base salary plus a pro rata portion of any bonus to which the executive is entitled upon termination of the employment agreement by reason of the executive's death. A termination by the Company of the employment of one of the executives will constitute a termination without cause of the other executive for purposes of the employment agreements. Each employment agreement also prohibits the executive from directly or indirectly competing with the Company for one year after termination of the employment agreement for any reason except the Company's termination of the executive's employment without cause. If a Change of Control (as defined in the employment agreements) occurs, the employment agreements provide for the continued employment of the executives until the earlier of two years following the Change of Control or the then scheduled expiration date of the term of employment. In addition, following a Change of Control, if the executive's employment is terminated by the Company other than for cause or by reason of the executive's death or disability, or by the executive for certain specified reasons (such as a reduction of the executive's compensation or diminution of the executive's duties), the executive will receive a lump-sum cash payment equal to three times the executive's then existing base salary and most recent annual bonus. Mitchell Rubenstein and Laurie Silvers each received compensation for the years ended December 31, 1998 and 1997 of $303,365 and $218,017, respectively, which is included in salaries and benefits in the accompanying consolidated statements of operations. The increase in compensation is primarily because both Mitchell Rubenstein and Laurie Silvers waived a portion of the salary payable to them pursuant to the terms of their employment agreements during 1997 and such amounts were paid to them in 1998 in the form of a bonus.

       CONSULTING AGREEMENTS-

The Company has entered into consulting agreements, with various experts, which expire through March 2003. Under one such consulting arrangement which expired during 1997, four of the these consultants (two of which are Directors of the Company) had the option to receive either cash or stock options to purchase the Company's common stock, exercisable for nominal consideration, in consideration for services rendered. The number of shares under such options are determined based on the fair market value of the Company's common stock at the date of grant. During 1997 each of the four consultants received stock options with a fair market value of $12,500, which is reflected as an addition to additional paid-in-capital in the accompanying consolidated statements of shareholders' equity. Total expenses relating to these agreements for the year ended December 31, 1997 was $50,000, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

       SHAREHOLDER/DIRECTOR CONSULTING AGREEMENT-

The Company is obligated under a ten year consulting agreement, which expires November 2003, to pay Martin Greenberg, the Chief Executive Officer of Tekno Books (who is also one of its shareholders/directors), $30,000 per year for services. The agreement can be terminated by either the Company or the shareholder/director beginning in January 1998 or under certain other conditions.

The Company is also obligated to pay Greenberg a fee as the exclusive packager of all books based on the Company's intellectual properties. This packaging fee, which is typically equal to 25% of the revenues from the books, is paid for the procurement and delivery of all new text required by the publisher for the books. During 1998, the Company accrued $61,672 in packaging fees pursuant to this contract, of which $43,008 was paid and $18,664 remains payable at December 31, 1998.

       LITIGATION-

The Company is a party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse impact on the Company's financial condition or results of operations.

(15)   SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In 1998 and 1997, the Company entered into capital lease transactions totaling $309,829 and $966,475, respectively, for equipment.

In 1998, the Company recorded non-cash dividends on its Series A, B, C, D and D-2 Convertible Preferred Stock in the amount of $233,329, of which $127,151 was paid through the issuance of 37,100 shares of common stock and $106,178 was accrued as dividends payable.

In 1998, the Company recorded the conversion of $650,000 of convertible debentures, plus accrued interest, into 173,568 shares of common stock.

In 1998, the Company issued 236,230 shares of restricted common stock valued at $796,225 at the time of issuance to officers and employees of the Company as an incentive stock bonus, including 100,000 shares that vest evenly over 36 months granted to each of Mitchell Rubenstein, Chairman and Chief Executive Officer, and Laurie S. Silvers, Vice Chairman and President.

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

In 1997, a franchise fee receivable of $350,000 and deferred revenue of $350,000 were recorded. This fee was received in 1998 and recognized as income in 1998.

(16)  SEGMENT REPORTING:

The Company has two reportable segments: entertainment retail and intellectual properties. The entertainment retail segment operates retail studio stores, retail kiosks, and an Internet e-commerce studio store that sell entertainment-related merchandise. The intellectual properties segment owns or controls the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities, which it licenses across all media, including books, film and television, multimedia software, toys and other products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, interest, and nonrecurring gains and losses to budgeted amounts.

The Company does not have intersegment sales or transfers. The following table illustrates the financial information regarding the Company's reportable segments.

                                                              1998             1997
                                                          -----------       -----------
REVENUES:
Entertainment Retail                                      $ 8,789,497       $ 7,971,769
Intellectual Properties                                     2,337,019         2,319,678
                                                          -----------       -----------
                                                          $11,126,516       $10,291,447
                                                          ===========       ===========
GROSS PROFIT:
Entertainment Retail                                      $ 3,993,375       $ 3,820,668
Intellectual Properties                                     1,145,758         1,022,790
                                                          -----------       -----------
                                                          $ 5,139,133       $ 4,843,458
                                                          ===========       ===========
DEPRECIATION EXPENSE:
Entertainment Retail                                      $   902,753       $   668,906
Intellectual Properties                                       174,230           162,717
                                                          -----------       -----------
                                                          $ 1,076,983       $   831,623
                                                          ===========       ===========
INTEREST, NET:
Entertainment Retail                                      $   634,186       $   185,218
Intellectual Properties                                       184,663           137,900
                                                          -----------       -----------
                                                          $   818,849       $   323,118
                                                          ===========       ===========

OPERATING LOSS:
Entertainment Retail                                      $(6,302,280)      $(3,035,388)
Intellectual Properties                                    (2,702,817)       (3,465,775)
                                                          -----------       -----------
                                                          $(9,005,097)      $(6,501,163)
                                                          ===========       ===========

CAPITAL EXPENDITURES:
Entertainment Retail                                      $   416,322       $ 1,519,887
Intellectual Properties                                        29,990            65,324
                                                          -----------       -----------
                                                          $   446,312       $ 1,585,211
                                                          ===========       ===========

SEGMENT ASSETS:
Entertainment Retail                                      $ 5,334,664       $ 7,122,240
Intellectual Properties                                     3,235,157         5,517,681
                                                          -----------       -----------
                                                          $ 8,569,821       $12,639,921
                                                          ===========       ===========

(17)  SUBSEQUENT EVENTS:

 (a)  HOLLYWOOD ONLINE:

On January 10, 1999, the Company entered into a definitive agreement to acquire Hollywood Online Inc. ("Hollywood Online") from The Times Mirror Company ("Times Mirror") for $31.0 million. Hollywood Online owns and operates HOLLYWOOD.COM, an Internet web site for movies, which features an extensive collection of movie and celebrity-related multimedia, including digitized video and audio clips, trailers, soundtrack music, photographs, and interactive games. The broad range of movie information includes current-release movie and video information, daily Hollywood news, celebrity interviews, coverage of major movie premieres and film festivals, a movie database, reviews, interactive forums and box-office charts.

Pursuant to the merger agreement, a newly formed subsidiary of the Company will merge with and into Hollywood Online and the Company will issue to Times Mirror $31.0 million worth of consideration in the form of common and preferred stock, and up to $1.0 million cash, such that Times Mirror will not own more than 19.9% of the outstanding common stock of the Company after giving effect to the merger. The common stock to be issued will be valued at $12.63953 per share for purposes of this calculation, which represents the mean of the average closing bid price for the Company's common stock for the 15 trading days ended January 6, 1999 and the average closing bid price for the Company's common stock for the 15 trading days beginning January 14, 1999. The residual balance will be issued in the form of shares of a new series of 6% convertible preferred stock and/or in cash not to exceed $1.0 million.

The Company anticipates seeking shareholder approval of this transaction and closing on the transaction during the second quarter of 1999. Simultaneous with execution of the merger agreement, each of Mitchell Rubenstein, Laurie S. Silvers, Martin H. Greenberg, and Tekno Simon, LLC signed a voting agreement pursuant to which they each separately agreed to vote their shares in favor of the acquisition of Hollywood Online as described above. Such shareholders collectively owned approximately 30% of the outstanding shares of the Company's common stock at that time.

(b)   CINEMASOURCE:

On March 29, 1999, the Company entered into a definitive agreement to purchase the assets of CinemaSource, Inc. ("CinemaSource"), a privately held company, for $6.5 million in cash and 436,191 shares of the Company's common stock. Alternatively, the Company has the option to pay all cash for CinemaSource in an amount equal to $6.5 million plus the product of 436,191 times the greater of $12.50 or the average closing price for the Company's common stock for the ten trading days ending on the second day preceeding consummation of the CinemaSource acquisition.

Management believes that CinemaSource is the nation's largest distributor of movie showtimes and related movie to the information to the Internet industry. CinemaSource gathers movie data, including showtimes, synopses, photos and trailers, from theaters across the country, and then sells this data, in a compiled, organized manner, to both large and small media companies. The growth in CinemaSource's business is in providing movie showtimes' data to Internet companies, particularly the portals.

The acquisition of CinemaSource is expected to close during the second quarter of 1999. The acquisition is subject to customary representations, warranties, and due diligence (including receipt of audited financial statements for CinemaSource for 1998 and 1997 that are satisfactory to the Company). In addition, the Company may, at its option, condition the closing of the CinemaSource acquisition on the Company's closing of the Hollywood Online acquisition. As part of the asset purchase agreement, the Company has agreed to make a loan to the seller to pay the taxes due on the portion of the purchase price paid in the form of common stock (not to exceed 24% of the value of the shares at the time of closing) since the shares of the Company's common stock to be issued in this acquisition are restricted from resale for the first 12 months following the closing of the transaction, and are subject to volume limitations regarding resale thereafter.

(c)  FINANCING AGREEMENT:

         As more fully described in Note 1, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President have indicated their intention to provide the Company, if required, with an amount not to exceed $5.5 million in order to enable the Company to meet its working capital requirements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

                      NAME                                 AGE                          POSITION
                      ----                                 ---                          --------
Mitchell Rubenstein(1)(2)...............................    45       Chairman and Chief Executive Officer

Laurie S. Silvers(1)(3).................................    47       Vice Chairman, President, and Secretary

Dr. Martin H. Greenberg.................................    58       Chief Executive Officer of Tekno Books and Director

Marci L. Yunes..........................................    40       Chief Financial Officer

Dr. Lawrence Gould(1)(2)(3).............................    68       Director

Harry T. Hoffman(2)(3)..................................    71       Director

E. Donald Lass..........................................    61       Director

Jules L. Plangere, Jr...................................    78       Director

Deborah J. Simon........................................    42       Director

(1)      Member of the Executive Committee.
(2)      Member of the Compensation and Stock Option Committees.
(3)      Member of the Audit Committee.

         MITCHELL RUBENSTEIN is a founder of the Company and has served as its Chairman of the Board and Chief Executive Officer since its inception in January 1993. Mr. Rubenstein was a founder of the Sci-Fi Channel, a 24-hour national cable television network devoted to science fiction, fantasy and horror programming, that was acquired by USA Network in March 1992. Mr. Rubenstein served as President of the Sci-Fi Channel from January 1989 to March 1992 and served as Co-Vice Chairman of the Sci-Fi Channel from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Mr. Rubenstein practiced law for 10 years, including as a partner with Rubenstein & Silvers, a law firm that specialized in entertainment, cable television and broadcasting law, from 1981 to 1989. Mr. Rubenstein also co-owned and served as an executive officer of several cable television systems (including Flagship Cable Partners, which owned a cable television system serving Boynton Beach and portions of Palm Beach County, Florida) from 1983 to 1989. Mr. Rubenstein received a J.D. degree from the University of Virginia School of Law in 1977 and a Masters in Tax Law from New York University School of Law in 1979. Together with Ms. Silvers, Mr. Rubenstein was named Co-Business Person of the Year, City of Boca Raton, Florida, in 1992. Mr. Rubenstein is married to Laurie S. Silvers.

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

         DR. MARTIN H. GREENBERG has served as a director of the Company since July 1993, and as a consultant to the Company since February 1993. Since December 1994, Dr. Greenberg has served as Chief Executive Officer of Tekno Books, 51% of which is owned by the Company and 49% of which is owned by Dr. Greenberg. Dr. Greenberg was President and a principal shareholder of Tomorrow, Inc., a company engaged in book licensing and packaging, from 1990 until its acquisition by the Company in 1994. See "Certain Relationships and Related Transactions -- Tekno Books Acquisition." Dr. Greenberg is also co-publisher of MYSTERY SCENE MAGAZINE, a mystery genre trade journal of which the Company owns a majority interest. Dr. Greenberg is widely regarded as the leading anthologist in trade publishing, and has served as editor or author of more than 700 books in various genre, including science fiction, fantasy, mystery and adventure. Dr. Greenberg also is the 1995 recipient of the Ellery Queen Award, presented by the Mystery Writers of America for Lifetime Achievement. Dr. Greenberg is a former Director of Graduate Studies at the University of Wisconsin - Green Bay.

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

         DR. LAWRENCE GOULD has served as a director of the Company since July 1993. From 1962 to 1982 Dr. Gould served as an executive officer of M/A-COM, Inc., then a New York Stock Exchange listed company engaged in the manufacture of electronic components and equipment for the defense and communications industry, including as Chief Executive Officer (1975 to 1982), President (1969 to 1975) and Executive Vice President and Chief Operating Officer (1962 to
1969). He also served as Chairman of
the Board of M/A-COM, Inc. from 1978 to 1982 and as a consultant to that company from 1982 to 1990. Dr. Gould's primary business activities since 1990 have been as Chairman of the Board and principal of several private companies, including Gould Enterprises, Inc. (resort development) and Point Sebago Enterprises, Inc. (management of the Point Sebago resort in Maine), since 1974. He has also served as Chairman of the Board of Camp Sunshine, Inc. at Sebago Lake, a 501(c)(3) non-profit corporation that provides a respite for families with a critically ill child, since 1985.

         HARRY T. HOFFMAN has served as a director of the Company since July 1993. From 1979 to 1991, Mr. Hoffman served as President and Chief Executive Officer of Waldenbooks, Inc., a leading national retailer of books, magazines and related items. From 1968 to 1978, he served as President and Chief Executive Officer of Ingram Book Company, a national book wholesaler.

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

         JULES L. PLANGERE, JR. has served as a director of the Company since July 1993. Mr. Plangere is the former Chairman of the Board of New Jersey Press, Inc. and its two subsidiary companies, Asbury Park Press, Inc. and Press Broadcasting Co. Mr. Plangere held various positions with Asbury Park Press in his 50-year career, including Production Manager from 1954 to 1974, President and General Manager from 1974 to 1977, and Publisher and Chief Executive Officer from 1977 to 1991. In addition, Mr. Plangere is a former member of the Board of Directors of the New Jersey State Chamber of Commerce, a former member of the Board of Directors of New Jersey Bell Telephone Co., the former Chairman of the Board of Trustees of Monmouth University and a present Life Trustee, and the former President of the New Jersey Press Association.

         DEBORAH J. SIMON has served as a director of the Company since November 1995. Ms. Simon has held the position of Senior Vice President of Simon Property Group, an Indianapolis-based real estate development and management firm that is listed on the New York Stock Exchange, since 1991. Prior to that, Ms. Simon served as Vice President -- Western Region Leasing of the Simon Property Group. Prior to serving as a leasing representative, Ms. Simon served as director of internal communications and assistant director of training at the Simon Property Group. She also has been an independent producer, with several television credits to her name. A native of Indianapolis, Ms. Simon attended the University of Southern California. She is a member of the International Council of Shopping Centers and is a graduate of that organization's leasing institute. She currently serves on the Board of Directors of the Indianapolis Children's Museum, Indiana Repertory Theatre, Indianapolis Museum of Art and Circle Centre's Youth Investment Fund.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners for the year ended December 31, 1998 have been complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         SUMMARY COMPENSATION TABLE. The following table sets forth the aggregate compensation paid in 1998, 1997 and 1996 to the Chief Executive Officer, the President, and the Chief Financial Officer, the only executive officers of the Company whose total annual salary and bonus during 1998 exceeded $100,000. The Chief Executive Officer and the President are sometimes referred to herein as the "Named Executive Officers".

                                                                                                     LONG-TERM
                                                                                                    COMPENSATION
                                                        ANNUAL COMPENSATION                            AWARDS
                                               -------------------------------------------   --------------------------------

                                                                                 OTHER       RESTRICTED           SHARES
                                                                                 ANNUAL        STOCK            UNDERLYING
           NAME AND                             SALARY     BONUS              COMPENSATION     AWARDS           OPTIONS/SARS
      PRINCIPAL POSITION          YEAR           ($)        ($)                   ($)            ($)                (#)
      ------------------          ----         -------     ------             ------------   ----------         ------------
Mitchell Rubenstein,              1998         235,793     67,572                7,800(1)    306,200(2)             -
Chief Executive Officer           1997         185,217     25,000                7,800(1)       -                 37,500(5)
                                  1996         208,811     25,000                7,800(1)       -                 75,000(5)

Laurie S. Silvers,                1998         235,793     67,572                7,800(1)    306,200(2)             -
President                         1997         185,217     25,000                7,800(1)       -                 37,500(5)
                                  1996         208,811     25,000                7,800(1)       -                 75,000(5)

Marci L. Yunes,                   1998         112,000       -                     -          54,464(4)             -
Chief Financial Officer (3)       1997          38,769       -                     -            -                 50,000(5)

------------
(1) Represents a car allowance paid to the Named Executive Officer.
(2) Represents 100,000 shares of restricted common stock granted to the Named Executive Officers, which vest equally over 36 months beginning July 1, 1998. The value of the 100,000 shares of restricted common stock as of December 31, 1998 was $1,400,000.
(3) Ms. Yunes joined the Company as its Chief Financial Officer on August 18, 1997.
(4) Represents 10,500 shares of common stock granted to Ms. Yunes at the time such shares were issued. The value of the 10,500 shares of common stock as of December 31, 1998 was $147,000.
(5) Represents options granted under the Company's 1993 Stock Option Plan (the "1993 Plan").

         EMPLOYMENT AGREEMENTS. Effective July 1, 1993, the Company entered into five-year employment agreements with each of Mitchell Rubenstein, the Company's Chairman and Chief Executive Officer, and Laurie S. Silvers, the Company's Vice Chairman and President. Effective July 1, 1998, the Company extended each of these employment agreements for an additional five-year term. The terms of each of the employment agreements are automatically extended for successive one-year terms unless the Company or the Named Executive Officer gives written notice to the other at least 90 days prior to the then-scheduled expiration date. Each of the employment agreements provides for an annual salary currently set at $237,000 (subject to automatic cost-of-living increases), an annual bonus in an amount determined by the Board of Directors (but not less than $25,000) and an automobile allowance of $650 per month. During 1997 the Named Executive Officers elected to waive a portion of their base salary.

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

         OPTION GRANTS IN LAST FISCAL YEAR. No individual grants of stock options were made during the fiscal year ended December 31, 1998 to the executive officers named above.

         STOCK OPTION EXERCISES DURING 1998 AND STOCK OPTIONS HELD AT END OF 1998. The following table indicates the total number of shares acquired on exercise of stock options during 1998 and the value realized therefrom, as well as the total number and value of exercisable and unexercisable stock options held by each executive officer as of December 31, 1998:

                                                                NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                              NUMBER OF                        UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS
                                SHARES                       OPTIONS AT FISCAL YEAR END                AT FISCAL YEAR END
                               ACQUIRED       VALUE        ------------------------------       -----------------------------
           NAME              ON EXERCISE     REALIZED      EXERCISABLE      UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
           ----              -----------     --------      -----------      -------------       -----------     -------------
Mitchell Rubenstein               -            $   -         166,875            18,125          $ 1,200,450      $ 108,750
Laurie S. Silvers                 -            $   -         166,875            18,125          $ 1,200,450      $ 108,750
Marci L. Yunes                  12,500         $ 93,525         -               37,500          $     -          $ 318,075

         STOCK OPTION PLAN. Under the 1993 Plan, 1,500,000 shares of common stock are reserved for issuance upon exercise of options. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of the Company's Board of Directors (the "Committee") administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible consultants and employees, including officers of the Company.

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

         As of March 17, 1999, options to purchase 634,964 shares of common stock were outstanding under the 1993 Plan and options to purchase 74,562 shares of common stock issued under the 1993 Plan had been exercised.

         LONG-TERM INCENTIVE AND PENSION PLANS. The Company does not have any other long-term incentive or pension plans.

         COMPENSATION OF DIRECTORS. Directors of the Company who are neither employees nor consultants ("non-employee directors") are compensated at the rate of $1,000 for each meeting of the Board of Directors attended, and all directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings. The Company has established for the non-employee directors the Director's Stock Option Plan (the "Directors Plan"), which provides for automatic grants to each non-employee director of options to purchase shares of common stock having a market value at the time of grant equal to $25,000 (i) upon a person's election as a director and (ii) each year thereafter upon such person's reelection as a director of the Company, in both instances at an exercise price equal to the fair market value of the common stock on the date of the grant. A total of 100,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Plan. Options to issue 78,594 shares of common stock have been issued under the Directors Plan. Options granted under the Directors Plan become exercisable six months after the date of grant and, except as otherwise approved by the Board, expire five years after the date of grant. The Board of Directors, in its discretion, may cancel all options granted under the Directors Plan that remain unexercised on the date of consummation of certain corporate transactions described in the Directors Plan. The Directors Plan will terminate in July 2003 unless sooner terminated under the provisions thereof. As of March 17, 1999, options to purchase shares of common stock have been issued to the Company's current directors under the Directors Plan as follows:

                                      NUMBER OF
                                   SHARES SUBJECT         EXERCISE                                 EXPIRATION
      NAME OF DIRECTOR               TO OPTIONS             PRICE            GRANT DATE               DATE
      ----------------             --------------         --------           ----------            ----------
Dr. Lawrence Gould                       3,125              $8.00               11/1/93              11/1/03
                                         4,762              $5.25               8/23/96              8/23/01
                                         4,107              $5.13                3/2/98               3/2/03
                                         5,719              $5.0625              7/2/98               7/2/03

Harry T. Hoffman                         3,125              $8.00               11/1/93              11/1/03
                                         4,762              $5.25               8/23/96              8/23/01
                                         4,107              $5.13                3/2/98               3/2/03
                                         5,719              $5.0625              7/2/98               7/2/03

E. Donald Lass                           4,107              $5.13                3/2/98               3/2/03
                                         5,719              $5.0625              7/2/98               7/2/03

Jules L. Plangere, Jr.                   4,107              $5.13                3/2/98               3/2/03
                                         5,719              $5.0625              7/2/98               7/2/03

Deborah J. Simon                         4,166              $6.00               11/8/95              11/8/05
                                         4,762              $5.25               8/23/96              8/23/01
                                         4,107              $5.13                3/2/98               3/2/03
                                         5,719              $5.0625              7/2/98               7/2/03

         See "Certain Transactions -- Consulting Agreements" for a description of consulting agreements between the Company and certain of its directors.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. All compensation decisions during 1998 were made by the Compensation Committee, which consisted of Mitchell Rubenstein and two independent directors, Harry T. Hoffman and Dr. Lawrence Gould.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 17, 1999 by (i) each of the shareholders of the Company who owns more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) the Named Executive Officers of the Company, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that all beneficial owners named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                                                               PERCENTAGE OF
NAME AND ADDRESS OF                                                  NUMBER OF SHARES            BENEFICIAL
BENEFICIAL OWNER(1)                                                 BENEFICIALLY OWNED           OWNERSHIP
-------------------                                                 ------------------         --------------
Mitchell Rubenstein(2)..................................                2,168,153                   23.5%
Laurie S. Silvers(2)....................................                2,168,153                   23.5%
Gannett Co., Inc.(3)....................................                  758,229                    8.4%
Tekno Simon, LLC(4).....................................                  580,517                    6.3%
Auric Partners Limited Partnership(5)...................                  500,000                    5.6%
Dr. Martin H. Greenberg(6)..............................                  333,200                    3.7%
Dr. Lawrence Gould(7)...................................                   92,713                    1.0%
Harry T. Hoffman(8).....................................                   17,713                       *
Jules L. Plangere, Jr.(9)...............................                   96,590                    1.1%
E. Donald Lass(10)......................................                   66,590                       *
Deborah J. Simon(8)(11).................................                   18,754                       *
Marci L. Yunes..........................................                   20,500                       *
All directors and executive officers of the Company as a
  group (nine persons)(11)(12)..........................                2,814,213                   29.8%

------------
 *   Less than 1%

(1) Except as noted in this footnote, the address of each beneficial owner is in care of the Company at 2255 Glades Road, Suite 237 West, Boca Raton, Florida 33431. The business address of Gannett Co., Inc. is 1100 Wilson Boulevard, Arlington, VA 22234. The business address of Tekno Simon, LLC is 115 W. Washington Street, Indianapolis, Indiana 46204. The business address of the Amway Corporation is 7575 East Fulton Road, Ada, Michigan 49355.
(2) All such shares owned by Mr. Rubenstein and Ms. Silvers are held by them as tenants by the entirety. Includes an aggregate of 333,750 shares of common stock issuable pursuant to stock options and 15,000 shares of common stock issuable pursuant to warrants held by Mr. Rubenstein and Ms. Silvers that are currently exercisable.
(3) Includes 100,000 shares of common stock issuable pursuant to currently exercisable stock options.
(4) Includes 217,600 shares of Series A Preferred Stock and 122,846 shares of Series B Preferred Stock. The Series A Preferred Stock and Series B Preferred Stock vote together with the common stock as a single class (except as required by law), with the Series A Preferred Stock and Series B Preferred Stock having one vote per share.
(5) As per Schedule 13G filed on January 15, 1999, by Amway Corporation as General Partner of Auric Partners Limited Partnership.
(6)  Includes (i) 91,667 shares of common stock owned by Dr. Greenberg's spouse,
     (ii) 33,403 shares of common stock issuable pursuant to stock options that are currently exercisable or are exercisable within 60 days of the date above, and (iii) 13,721 shares of common stock issuable pursuant to currently exercisable warrants.
(7) Includes (i) 17,713 shares of common stock issuable pursuant to currently exercisable stock options and (ii) 25,000 shares of common stock issuable pursuant to currently exercisable warrants.
(8) Represents shares of common stock issuable pursuant to currently exercisable stock options.
(9) Includes (i) 21,590 shares of common stock issuable pursuant to currently exercisable stock options and (ii) 25,000 shares of common stock issuable pursuant to currently exercisable warrants.
(10) Includes (i) 21,590 shares of common stock issuable pursuant to currently exercisable stock options and (ii) 15,000 shares of common stock issuable pursuant to currently exercisable warrants.
(11) Does not include the shares of common stock, Series A Preferred Stock and Series B Preferred Stock owned by Tekno Simon, LLC, with respect to which Ms. Simon disclaims beneficial ownership. Tekno Simon is controlled by Melvin Simon, Deborah J. Simon's father.
(12) Includes 464,513 shares of common stock issuable pursuant to options that are currently exercisable or are exercisable within 60 days of the date above, and 93,721 shares of common stock issuable pursuant to currently exercisable warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ORGANIZATION OF THE COMPANY

         In connection with the organization of the Company, the subscription agreements entered into with Mitchell Rubenstein, Laurie S. Silvers, Dr. Martin
H. Greenberg, James R. Fisher and Louis Taylor grant each of such persons certain "piggyback" registration rights under the Securities Act of 1933, as amended (the "Securities Act") for the shares issued to them pursuant to such agreements. Pursuant to such registration rights, each of these individuals is entitled, subject to certain exceptions, to have all or part of their shares of the Company's common stock included, at the Company's expense, in any registration statement filed by the Company under the Securities Act.

GANNETT CO., INC./ASBURY PARK PRESS

         In 1995, the Company granted Asbury Park Press an option to purchase 100,000 shares of common stock at a price of $6.13 per share (the "Asbury Option"). The Asbury Option is exercisable until July 2000. In October 1997, Gannett Co., Inc. ("Gannett") acquired 100% of the outstanding stock of Asbury Park Press.

         During 1998, The Company entered into a web site affiliation agreement with USA Today Information Network ("USA Today"), a subsidiary of Gannett. Under this agreement, the Company became the exclusive vendor of movie studio-licensed merchandise on USATODAY.COM, USA Today's web site. USA Today agreed to continuously promote the Company's Internet studio store on its home page and on other pages throughout the USA Today web site throughout the term of the agreement. In consideration of the exclusive arrangement, the Company agreed to pay USA Today a percentage of the net transaction revenues generated by customers who access the Company's web site through the USA Today site, with a minimum transaction guarantee. The Company currently has no other outstanding agreements with Gannett, or its wholly-owned subsidiary Asbury Park Press, other than certain "piggyback" registration rights granted to it in connection with the purchase of its shares of the Company's common stock.

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

CONSULTING AGREEMENTS

         In 1993, the Company entered into a consulting agreement with Dr. Martin H. Greenberg pursuant to which Dr. Greenberg agreed to render advisory and consulting services to the Company, including identifying best-selling authors to create characters for the Company and negotiating agreements with such authors, arranging for the publication of prose novels and anthologies for children and adults based on the Company's characters, and attending trade shows and conventions on the Company's behalf. The consulting agreement will expire in November 2003, unless terminated earlier, which termination may take place only under certain conditions. Pursuant to the consulting agreement, in November 1993 Dr. Greenberg began receiving consulting fees of $30,000 per year and was granted an option to purchase 6,250 shares of common stock at an exercise price of $8.00 per share. In connection with the Tekno Books Acquisition, the consulting agreement was amended on December 9, 1994 (i) to provide that Dr. Greenberg will have the exclusive right to package novelizations based on the Company's entertainment properties, and (ii) in lieu of future annual stock option grants to which Dr. Greenberg was entitled under the original agreement, to grant Dr. Greenberg options to purchase 17,778 shares of common stock at an exercise price of $8.4375 per share.

         In 1993, the Company entered into consulting agreements with each of Messrs. Jules L. Plangere, Jr., E. Donald Lass, Robert E. McAllan and Alfred D. Colantoni (individually, a "Consultant" and collectively, the "Consultants"), pursuant to which each Consultant agreed, in his individual capacity, to render advisory and consulting services to the Company with respect to the publishing, communications and printing industries. Throughout the term of these consulting agreements, each of the consultants was an executive officer of Asbury Park Press, and Messrs. Plangere and Lass served as directors of the Company. In consideration for their services, each Consultant receives at the end of each six-month period during the term of the agreements $12,500, at the option of the Consultant, in cash or in stock options exercisable for nominal consideration, to purchase a number of shares of common stock having a market value at the time of payment equal to $12,500. The consulting agreements were scheduled to expire in July 1995. In May 1995, the Company extended the term of the consulting agreements for a two-year period, provided that all subsequent compensation thereunder shall be payable solely in stock options. The consulting agreements expired in 1997 and have not been renewed by mutual agreement of the parties.

AUGUST 1995 PRIVATE OFFERING

         Pursuant to registration rights granted in connection with a 1995 private offering, the Company has registered the 650,000 shares of common stock sold therein for resale under the Securities Act by the holders thereof. Asbury Park Press and Tekno Simon each invested in the private offering $1,000,000 for 160,000 shares of common stock. Contemporaneously with the private offering, the Company also entered into an agreement to sell to two investors, for $250,000 and $249,600, respectively, immediately exercisable four-year warrants to purchase an aggregate of 240,000 shares of common stock at an exercise price of $6.25 per share. One of the two investors exercised the option to purchase 120,000 shares of common stock during 1998.

INVESTMENTS BY AFFILIATE OF THE SIMON PROPERTY GROUP

         Pursuant to a 1995 stock purchase agreement with Tekno Simon, an affiliate of the Simon Property Group, and its Co-Chairman, Melvin Simon, Tekno Simon invested $2,000,000 in shares of the Company's Series A Preferred Stock and Series B Preferred Stock.

         The Series A Preferred Stock has a stated value of $6.25 per share and accrues non-cash dividends, payable quarterly in shares of common stock based on prevailing market prices for the common stock. The dividends accrue on the stated value of the outstanding shares of the Series A Preferred Stock at a variable rate equal to a specified bank prime rate (7.75% as of the date hereof).

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

         Pursuant to the Simon Stock Purchase Agreement, Tekno Simon has the right to designate one nominee to the Company's Board of Directors until such time as Tekno Simon holds less than 25% of the sum of (i) the shares of Series A Preferred Stock purchased pursuant to the stock purchase agreement (or shares of common stock issued or issuable upon conversion thereof), and (ii) the shares of common stock purchased by Tekno Simon in 1995. Certain principal shareholders of the Company, including Mitchell Rubenstein, Laurie S. Silvers and Dr. Martin H. Greenberg, have agreed to vote their shares of common stock in favor of the election of Tekno Simon's nominee to the Board of Directors. Tekno Simon's current nominee on the Board of Directors is Deborah J. Simon.

         The Simon Property Group and other affiliates of Tekno Simon are party to leases with the Company for the Company's Entertainment SuperoKiosk in Florida, its mini in-line store at the Mall of America, plus one additional lease for a kiosk space in Indiana that the Company has vacated. The Company is also a party to leases with other major mall developers that are not affiliates of Tekno Simon, as the Company is under no obligation to enter into leases exclusively with the Simon Property Group and other affiliates of Tekno Simon.

INVESTMENT BY THE COMPANY'S DIRECTORS

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

LINE OF CREDIT

         Pursuant to a promissory note, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President extended to the Company a $1.1 million unsecured line of credit facility providing for interest only payments calculated at the JP Morgan Bank prime rate of interest; prepayable at any time without penalty by the Company; and payable on demand of the holders. The outstanding balance under this line of credit was $100,000 at December 31, 1998 and as of March 17, 1999, the balance had been repaid in full.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

             (A)  EXHIBITS:

                                                                  PAGE NUMBER OR
                                                                 INCORPORATED BY
  EXHIBIT    DESCRIPTION                                         REFERENCE FROM
-----------  -----------                                         ---------------

3.1         Articles of Incorporation as amended                            (14)

3.2         Bylaws                                                           (2)

4.1         Form of Common Stock Certificate                                 (2)

4.2         Rights Agreement dated as of August 23, 1996 between
            the Company and American Stock Transfer & Trust
            Company, as Rights Agent                                         (3)

4.3         Articles of Amendment to Articles of Incorporation of
            the Company for Designation of Preferences, Rights
            and Limitation of 7% Series D Convertible Preferred
            Stock                                                           (14)

4.4         Articles of Amendment to Articles of Incorporation
            dated November 25, 1998                                         (15)

10.1        Executive Compensation Plans and Arrangements                    (1)

            (a) Employment Agreement between the Company and
                Mitchell Rubenstein                                          (2)
            (b) Extension and Amendment Agreement between the
                Company and Mitchell Rubenstein entered into as
                of July 1, 1998                                             (14)
            (c) Employment Agreement between the Company and
                Laurie S. Silvers                                            (2)
            (d) Extension and Amendment Agreement between the
                Company and Laurie Silvers entered into as of
                July 1, 1998                                                (14)
            (e) 1993 Stock Option Plan, as amended effective July
                2, 1998                                                     (14)
            (f) Directors Stock Option Plan, as amended effective
                July 2, 1998                                                (14)
            (g) Promissory Note dated March 18, 1997 between the
                Company as borrower and Mitchell Rubenstein and
                Laurie S. Silvers as lenders                                 (9)

            (h) Form of Indemnification Agreement between the
                Company and each of its Directors and Officers               (2)

10.2        Consulting Agreement dated February 7, 1993, between
            the Company and Dr. Martin H. Greenberg, and
            Amendment dated as of July 14, 1993                              (2)


10.3        Form of Consulting Agreement between the Company and
            each of Jules L. Plangere, Jr., E. Donald Lass,
            Robert E. McAllan and Alfred D. Colantoni                     (1)(2)

10.4        Sublease and Assignment Agreement dated June 1, 1993,
            between Titan I Corp. and the Company                            (2)

10.5        Form of Agreement between the Company and authors                (2)

10.6        Amendment No. 2 to Consulting Agreement, between the
            Company and Martin H. Greenberg                               (1)(4)

10.7        Agreement dated April 24, 1995 with Warner Books                 (5)

10.8        Agreement dated April 27, 1995 with Miramax Films                (5)

10.9        NetCo Partners Joint Venture Agreement dated June 29,
            1995 with C.P. Group, Inc.                                       (5)

10.10       Preferred Stock Purchase Agreement dated November 8,
            1995 between the Company and Tekno Simon LLC                     (6)

10.11       Registration Rights Agreement dated November 8, 1995
            with Tekno Simon, LLC                                            (6)

10.12       Voting Agreement dated November 8, 1995 with Tekno
            Simon, LLC                                                       (6)

10.13       Franchise Agreement with Martin Ergas                            (7)

10.14       Amendment to Franchise Agreement with Martin Ergas              (11)

10.15       Master Equipment Lease Agreement with Financing for
            Science International, Inc.                                      (7)

10.16       Agreement dated February 22, 1996 with Alliance
            Communications                                                   (7)

10.17       Amendment dated as of October 15, 1996 to Preferred
            Stock Purchase Agreement dated November 8, 1995                  (8)

10.18       Preferred Stock Purchase Agreement dated as of
            December 20, 1996 between the Company and Auric
            Partners Limited                                                 (8)



10.19       Form of Stock Purchase Agreement between the Company
            and Individual Investors                                        (12)

10.20       Master Agreement of Terms and Conditions for Lease
            dated as of November 13, 1997 between TLP Leasing
            Programs, Inc. and Big Entertainment, Inc.                      (11)

10.21       Master Equipment Lease Agreement No. 0039 Dated
            October 20, 1997 between Big Entertainment, Inc. and
            Phoenix Leasing Incorporated                                    (11)

10.22       Loan and Security Agreement dated as of December 30,
            1997 between BankBoston Retail Finance Inc. and Tekno
            Comix, Inc.                                                     (10)

10.23       Master Note dated December 30, 1997 between Tekno
            Comix, Inc., as Borrower, and BankBoston Retail
            Finance Inc., as Lender                                         (10)

10.24       Unlimited Guaranty dated December 30, 1997 between
            Big Entertainment, Inc. and BankBoston Retail Finance
            Inc.                                                            (10)

10.25       First Amendment to Preferred Stock Purchase Agreement
            dated as of February 17, 1998 between the Company and
            Auric Partners Limited                                          (11)

10.26       Private Equity Line of Credit                                   (13)

10.27       First Amendment to Private Equity Line of Credit                  *


10.28       Convertible Preferred Stock Purchase Agreement dated
            as of September 30, 1998                                        (14)

10.29       Convertible Preferred Stock Purchase Agreement dated
            as of November 6, 1998                                          (14)

10.30       Second Amendment to Preferred Stock Purchase
            Agreement between the Company and Auric Partners
            Limited entered into as of October 28, 1998                     (14)

10.31       Convertible Preferred Stock Purchase Agreement dated
            as of November 18, 1998                                         (15)

10.32       Agreement and Plan of Merger dated as of January 10,
            1999, by and among (16) The Times Mirror Company,
            Hollywood Online Inc., the Company and Big
            Acquisition Corp.                                               (16)

10.33       Asset Purchase Agreement dated March 29, 1999 by and
            among the Company, CinemaSource, Inc., Brett West and
            Pamela West                                                        *

21.1        Subsidiaries of the Company                                        *


23.1        Consent of Arthur Andersen LLP                                     *

27.1        Financial Data Schedule (for SEC use only)                         *

------------
 *   Filed as an exhibit to this Form 10-KSB.
(1)  Management compensation plan or arrangement.
(2) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-69294).
(3) Incorporated by reference from the exhibit filed with the Company's Current Report on Form 8-K dated August 23, 1996.
(4) Incorporated by reference from the exhibit filed with the Company's Report on Form 8-K (Event of December 13, 1994).
(5) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995, as amended.
(6) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995, as amended.
(7) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form SB-2 (No. 333-1224)
(8) Incorporated by reference from the exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.
(9) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 1997.
(10) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form S-3 (No. 333-38219).
(11) Incorporated by reference from the exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
(12) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.
(13) Incorporated by reference from the exhibit filed with Amendment Number 1 to the Company's Registration Statement on Form S-3 (No. 333-57855).
(14) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(15) Incorporated by reference from the exhibit filed with the Company's Registration statement on Form S-3 (No. 333-68209).
(16) Incorporated by reference from the Company's Current Report on Form 8-K dated January 11, 1999.

         (B)      REPORTS ON FORM 8-K:

                  No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BIG ENTERTAINMENT, INC.

Date:  March 31, 1999                By:/S/ MITCHELL RUBENSTEIN
                                        ----------------------------------------
                                            Mitchell Rubenstein,
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal executive officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  March 31, 1999                                       /S/ MITCHELL RUBENSTEIN
                                                            -----------------------------------------------------
                                                            Mitchell Rubenstein, Chairman of the Board
                                                            and Chief Executive Officer

Date:  March 31, 1999                                       /S/ MARCI L. YUNES
                                                            -------------------------------------------------------
                                                            Marci L. Yunes, Chief Financial Officer
                                                            (Principal financial and accounting officer)

Date:  March 31, 1999                                       /S/ LAURIE S. SILVERS
                                                            -------------------------------------------------------
                                                            Laurie S. Silvers, Vice Chairman of the Board,
                                                            President and Secretary

Date:  March 31, 1999                                       /S/ MARTIN H. GREENBERG
                                                            -------------------------------------------------------
                                                            Martin H. Greenberg, Director

Date:  March 31, 1999                                       /S/ HARRY T. HOFFMAN
                                                            -------------------------------------------------------
                                                            Harry T. Hoffman, Director

Date:  March 31, 1999                                       /S/LAWRENCE GOULD
                                                            -------------------------------------------------------
                                                            Lawrence Gould, Director

Date:  March 31, 1999                                       /S/ JULES L. PLANGERE, JR.
                                                            -------------------------------------------------------
                                                            Jules L. Plangere, Jr., Director

Date:  March 31, 1999                                       /S/ E. DONALD LASS
                                                            -------------------------------------------------------
                                                            E. Donald Lass, Director

Date:  March 31, 1999                                       /S/ DEBORAH J. SIMON
                                                            -------------------------------------------------------
                                                            Deborah J. Simon, Director

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
10.27             First Amendment to Private Equity Line of Credit

10.33 Asset Purchase Agreement dated March 29, 1999 by and among the Company, CinemaSource, Inc., Brett West and Pamela West.

21.1              Subsidiaries of the Company

23.1              Consent of Arthur Andersen LLP

27.1              Financial Data Schedule (for SEC use only)