Form 10QSB
period 1999-03-31
BIG ENTERTAINMENT INC
filed 1999-05-17
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

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

Yes  __X__  No ______


         As of May 7, 1999, the number of shares outstanding of the issuer's common stock, $.01 par value, was 9,840,610.

                             BIG ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

                                                                         PAGE(S)
                                                                         -------

PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

              Consolidated Balance Sheets as of March 31, 1999
              (unaudited) and December 31, 1998...........................   3

              Consolidated Statements of Operations for the Three
              Months ended March 31, 1999 and 1998 (unaudited) ...........   4

              Consolidated Statement of Shareholders' Equity for the
              Three Months ended March 31, 1999 (unaudited)...............   5

              Consolidated Statements of Cash Flows for the Three
              Months ended March 31, 1999 and 1998 (unaudited)............   6

              Notes to Consolidated Financial Statements (unaudited)......  7-13

Item 2.   Management's Discussion of Financial Condition and Results of
          Operations ..................................................... 14-28

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.......................  29

Item 6.   Exhibits and Reports on Form 8-K................................  29

Signature.................................................................  30

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   MARCH 31,           DECEMBER 31,
                                                                                                      1999                 1998
                                                                                                  ------------         ------------
                                                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                                   $    332,178         $    729,334
      Receivables, net                                                                                 633,159              568,779
      Merchandise inventories                                                                          875,753            1,176,356
      Prepaid expenses                                                                                 459,272              501,501
      Other receivables                                                                                250,000              250,000
      Other current assets                                                                             266,111              139,974
                                                                                                  ------------         ------------
      Total current assets                                                                           2,816,473            3,365,944

PROPERTY AND EQUIPMENT, net                                                                          3,004,118            3,145,201
INVESTMENT IN NETCO PARTNERS                                                                         2,080,813            1,004,673
INTANGIBLE ASSETS, net                                                                                 148,408              151,405
GOODWILL, net                                                                                          301,517              306,377
OTHER ASSETS                                                                                           430,783              596,221
                                                                                                  ------------         ------------
TOTAL ASSETS                                                                                      $  8,782,112         $  8,569,821
                                                                                                  ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                            $    783,507         $  1,496,376
      Revolving line of credit                                                                         202,711              758,917
      Accrued professional fees                                                                        174,794              192,151
      Other accrued expenses                                                                         1,136,567            1,174,136
      Deferred revenue                                                                                  93,556               89,632
      Loan from shareholder/officer                                                                         --              100,000
      Current portion of capital lease obligations                                                     763,713              882,185
                                                                                                  ------------         ------------
      Total current liabilities                                                                      3,154,848            4,693,397
                                                                                                  ------------         ------------

CAPITAL LEASE OBLIGATIONS, less current portion                                                      1,626,264            1,741,062
                                                                                                  ------------         ------------
DEFERRED REVENUE                                                                                       376,860              376,860
                                                                                                  ------------         ------------
MINORITY INTEREST                                                                                      250,905              235,067
                                                                                                  ------------         ------------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

SHAREHOLDERS' EQUITY:
      Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                          --                   --
      Series A variable rate convertible preferred stock, $6.25 stated value,
          217,600 shares authorized, issued and outstanding
          Liquidation preference of $1,578,400                                                       1,360,000            1,360,000
      Series B variable rate convertible preferred stock, $5.21 stated value,
          142,223 shares authorized;122,846 shares issued and outstanding
          Liquidation preference of $645,300                                                           640,000              640,000
      Series C, 4% convertible preferred stock, $100 stated value,
          100,000 shares authorized; 20,000 shares issued and outstanding at December 31,1998               --            2,000,000
      Series D, 7% convertible preferred stock, $10,000 stated value,
          1,000 shares authorized; 250 shares issued and outstanding
          Liquidation preference of $2,584,900                                                       1,837,441            1,837,441
      Series D-2, 7% convertible preferred stock, $10,000 stated value,
          50 shares authorized, issued and outstanding
          Liquidation preference of $513,000                                                           314,820              314,820
      Common stock, $.01 par value, 25,000,000 shares authorized; 8,998,165 and 8,161,329
          shares issued at March 31,1999 and December 31,1998, respectively                             89,981               81,613
      Warrants outstanding                                                                             834,583              834,583
      Deferred compensation                                                                           (459,300)            (510,333)
      Additional paid-in capital                                                                    35,996,835           31,140,339
      Accumulated deficit                                                                          (37,241,125)         (36,175,028)
                                                                                                  ------------         ------------
      Total shareholders' equity                                                                     3,373,235            1,523,435
                                                                                                  ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $  8,782,112         $  8,569,821
                                                                                                  ============         ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)

                                                       1999                1998
                                                    -----------         -----------
NET REVENUES                                        $ 1,315,774         $ 2,709,936

COST OF SALES                                           660,272           1,105,525
                                                    -----------         -----------

    Gross profit                                        655,502           1,604,411
                                                    -----------         -----------

OPERATING EXPENSES:
    Selling, general and administrative               1,544,178           1,946,406
    Salaries and benefits                               698,808           1,086,013
    Amortization of goodwill and intangibles              7,857               7,853
                                                    -----------         -----------

        Total operating expenses                      2,250,843           3,040,272
                                                    -----------         -----------

        Operating loss                               (1,595,341)         (1,435,861)

EQUITY  IN EARNINGS OF NETCO PARTNERS                 1,094,190             169,182

OTHER INCOME (EXPENSE):

    Interest, net                                      (190,776)           (234,588)
    Other, net                                         (129,903)             12,697
                                                    -----------         -----------

         Loss before minority interest                 (821,830)         (1,488,570)

MINORITY INTEREST                                      (152,808)            (94,374)
                                                    -----------         -----------

         Net loss                                   $  (974,638)        $(1,582,944)
                                                    ===========         ===========


Basic and diluted loss per common share             $     (0.12)        $     (0.24)
                                                    ===========         ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (Unaudited)


                                                                  PREFERRED        PREFERRED         PREFERRED          PREFERRED
                                                 COMMON            STOCK             STOCK             STOCK              STOCK
                                                 STOCK            SERIES A          SERIES B          SERIES C           SERIES D
                                              ------------      ------------      ------------      ------------       ------------
Balance - December 31,1998                    $     81,613      $  1,360,000      $    640,000      $  2,000,000       $  1,837,441

Non-cash dividend - preferred stock                     35                --                --                --                 --
Stock options and warrants exercised                   770                --                --                --                 --
Issuance of common stock in private
  placements                                         2,563                --                --                --                 --
Issuance of stock options and warrants for
  services rendered                                     --                --                --                --                 --
Conversion of Series C Preferred Stock to
  common stock                                       5,000                --                --        (2,000,000)                --
Amortization of employee stock bonuses                  --                --                --                --                 --
Net loss                                                --                --                --                --                 --

                                              ============      ============      ============      ============       ============
Balance - March 31,1999                       $     89,981      $  1,360,000      $    640,000      $         --       $  1,837,441
                                              ============      ============      ============      ============       ============


                                               PREFERRED          ADDITIONAL
                                                 STOCK             PAID-IN          WARRANTS          DEFERRED          ACCUMULATED
                                               SERIES D-2          CAPITAL         OUTSTANDING      COMPENSATION          DEFICIT
                                              ------------      -------------     -------------     ------------       ------------
Balance - December 31,1998                    $    314,820      $ 31,140,339      $    834,583      $   (510,333)      $(36,175,028)

Non-cash dividend - preferred stock                     --            41,554                --                --            (91,459)
Stock options and warrants exercised                    --           318,048                --                --                 --
Issuance of common stock in private
  placements                                            --         2,466,096                --                --                 --
Issuance of stock options and warrants for
  services rendered                                     --            35,798                --                --                 --
Conversion of Series C Preferred Stock to
  common stock                                          --         1,995,000                --                --                 --
Amortization of employee stock bonuses                  --                --                --            51,033                 --
Net loss                                                --                --                --                --           (974,638)

                                              ============      ============      ============      ============       ============
Balance - March 31,1999                       $    314,820      $ 35,996,835      $    834,583      $   (459,300)      $(37,241,125)
                                              ============      ============      ============      ============       ============

                                                  TOTAL
                                              -------------
Balance - December 31,1998                    $  1,523,435

Non-cash dividend - preferred stock                (49,870)
Stock options and warrants exercised               318,818
Issuance of common stock in private
  placements                                     2,468,659
Issuance of stock options and warrants for
  services rendered                                 35,798
Conversion of Series C Preferred Stock to
  common stock                                          --
Amortization of employee stock bonuses              51,033
Net loss                                          (974,638)

                                              ============
Balance - March 31,1999                       $  3,373,235
                                              ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                                            1999              1998
                                                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 $  (974,638)      $(1,582,944)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                                                      288,683           218,446
          Equity in earnings of Netco Partners, net of (invested)/return of capital       (1,076,140)          162,281
          Issuance of compensatory stock options and warrants                                 35,798             7,789
          Amortization of deferred compensation costs                                         51,033                --
          Recognition of deferred gain                                                       (10,097)          (10,097)
          Amortization of deferred financing costs                                           103,922            30,043
          Amortization of discount on convertible debentures                                      --            80,812
          Minority interest                                                                  152,808            94,374
          Changes in assets and liabilities:
            Receivables                                                                      (64,380)          335,768
            Prepaid expenses                                                                 (79,614)          217,502
            Merchandise inventories                                                          300,603           355,443
            Other current assets                                                            (173,056)           16,817
            Other assets                                                                     108,435          (151,943)
            Accounts payable                                                                (712,869)         (685,732)
            Accrued professional fees                                                        (17,357)          (89,669)
            Deferred revenue                                                                  14,021          (343,811)
            Other accrued expenses                                                           (87,439)         (185,102)
                                                                                         -----------       -----------
              Net cash used in operating activities                                       (2,140,287)       (1,530,023)
                                                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures, net                                                            (83,675)         (126,907)
        Return of capital from Tekno Books to minority partner                              (136,970)           (7,084)
                                                                                         -----------       -----------
              Net cash used in investing activities                                         (220,645)         (133,991)
                                                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (repayments)/proceeds from revolving line of credit                             (556,206)          336,530
        Proceeds from shareholder/officer loan                                               571,000         1,043,500
        Repayments of shareholder/officer loan                                              (671,000)         (112,500)
        Net proceeds from issuance of common stock                                         2,468,659              (540)
        Proceeds from exercise of stock options and warrants                                 318,818                --
        Dividends on preferred stock                                                              --           (20,000)
        Repayments under capital lease obligations                                          (167,495)         (140,443)
                                                                                         -----------       -----------
              Net cash provided by financing activities                                    1,963,776         1,106,547
                                                                                         -----------       -----------

              Net decrease in cash and cash equivalents                                     (397,156)         (557,467)

CASH AND CASH EQUIVALENTS, beginning of period                                               729,334           887,153
                                                                                         -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                                 $   332,178       $   329,686
                                                                                         ===========       ===========

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
        Interest paid                                                                    $    91,685       $   108,429
                                                                                         ===========       ===========

        Non-Cash Investing and Financing Activities:
             In Q1-98 the Company entered into capital lease transactions totaling $93,399.
             In Q1-98 the Company issued 10,430 shares of restricted common stock valued at $50,000 to an employee as a hiring incentive.
             In Q1-98 the Company issued common stock to investors and recorded a receivable from shareholders of $987,500, additional paid-in capital of $861,396, common stock of $2,373, warrants of $86,231, and accrued expenses of $37,500.
             In Q1-98 the Company recorded dividends on Series A and B
               Convertible Preferred Stock in the amount of $41,918, which were paid through the issuance of 8,801 shares of common stock.
             In Q1-98 the Company recorded the conversion of $290,000 of convertible debentures, plus accrued interest, into 77,653 shares of common stock.
             In Q1-99 the Company recorded the conversion of $2,000,000 of
               Series C Preferred Stock into 500,000 shares of common stock.
             In Q1-99 the Company recorded non-cash dividends on its Series
               A,B,C, D and D-2 Convertible Preferred Stock in the amount of $91,459, of which $41,589 was paid through the issuance of 3,506 shares of common stock.
             In Q1-99 the Company entered into capital lease transactions totaling $56,068.

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

The results of operations and cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 1999.

The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(2)      DEBT:

In December 1997, the Company established a $5 million credit facility with BankBoston, which the Company used to finance the cost of inventories for its entertainment retail division. The primary obligor on the credit facility is the Company's wholly owned subsidiary that constitutes the mall-based component of the Company's entertainment retail division, and the Company is guarantor. As a result of the phasing out of the Company's traditional retail business, in the first quarter of 1999 the Company and BankBoston agreed to modify the terms of the credit facility. Under the modified agreement, availability is calculated as a percentage of the cost of retail inventories less certain allowances and reserves. This percentage, which was 39% at March 31, 1999, is being reduced by one percentage point each week, with the outstanding balance to be paid in full by June 30, 1999. Interest is payable monthly at the prime rate plus 1%. The credit facility includes an annual commitment fee of 1% and a monthly facility fee of $2,500. BankBoston received five-year warrants to buy 30,000 shares of the Company's common stock at an exercise price of $9.68 per share. As of March 31, 1999, the Company's outstanding balance on the line of credit was $202,711, essentially utilizing the then available borrowing base. The facility is secured by cash, inventory and accounts receivable of the Company's entertainment retail division. All of the financial performance covenants were eliminated from the credit facility as part of the modification agreement.

During the first quarter of 1999, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President agreed to increase their previously extended $1.1 million unsecured line of credit facility to the Company to $5.5 million to enable the Company to meet its working capital requirements for the balance of 1999; provided, however, that this commitment will terminate in the event the Company raises no less than $5.5 million from other sources during the year for working capital purposes. There were no borrowings by the Company under this facility as of March 31, 1999. The line of credit bears interest at the JP Morgan Bank prime rate of interest.

(3)      COMMON STOCK:

On June 30, 1998, the Company entered into a private equity line of credit agreement with two accredited investors. Pursuant to this agreement, these investors issued irrevocable commitments to purchase 433,334 shares of common stock of the Company over a one-year period. These investors purchased an aggregate of 177,042 shares of the Company's common stock in 1998 and the remaining 256,292 shares of the Company's common stock during the three months ended March 31, 1999. The gross proceeds received from these investors for shares purchased during 1999 totaled $2,609,320. Offsetting this amount, costs to issue the shares totaling $140,661 were charged to additional paid-in capital during the three months ended March 31, 1999.

On February 17, 1999, the holder of the Company's Series C 4% Convertible Preferred Stock ("Series C Preferred Stock") converted all of the outstanding shares of Series C Preferred Stock into 500,000 shares of the Company's common stock.

During the three months ended March 31, 1999, the Company issued 77,038 shares of common stock upon the exercise of outstanding stock options and warrants, for which the Company received $318,818 in exercise proceeds.

(4)      NETCO PARTNERS:

The Company owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the publishing and licensing of entertainment properties. NetCo Partners has entered into numerous licensing agreements, including book publishing agreements with The Berkley Publishing Group, Books on Tape, Inc. and various foreign publishers, an ABC television mini-series agreement, and a product placement agreement with the Dodge division of Chrysler Corporation. NetCo Partners recognizes revenues pursuant to these contracts when the earnings process has been completed based on the terms of the various contracts and at the point where ultimate collection of such revenue is no longer subject to significant contingencies such that collection is substantially assured. The revenues, gross profit and net income of NetCo Partners for the three months ended March 31, 1999 and 1998 are presented below:

                             THREE MONTHS ENDED MARCH 31,
                             ----------------------------
                                 1999            1998
                              ----------      ----------
          Revenues            $2,688,972      $  457,944
          Gross Profit         2,182,063         366,867
          Net Income           2,188,380         338,365


The revenues, gross profit and net income of NetCo Partners for the three months ended March 31, 1999 is principally attributable to delivery of the manuscript for the third book in the TOM CLANCY'S NETFORCE adult series of books to the publisher during the quarter. This milestone triggers the recognition of certain revenues and corresponding expenses for the book under the various domestic and foreign licensing agreements.

As of March 31, 1999, NetCo Partners has $5,420,500 in accounts receivable. Management of NetCo Partners believes that these receivables will be collected in full and no reserves have been established.

NetCo Partners' deferred revenues, consisting of cash advances received but not yet recognized as income, amounted to $1,010,304 as of March 31, 1999.

As of March 31, 1999, the Company has received cumulative profit distributions from NetCo Partners since its formation totaling $2,791,574, in addition to reimbursement of substantially all amounts advanced by the Company to fund the operations of NetCo Partners.

(5)      LOSS PER COMMON SHARE:

Basic loss per common share is computed by dividing net loss, after deducting dividends applicable to preferred stock, by the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 1999 and 1998:

                                                          THREE MONTHS ENDED MARCH 31,
                                                         -----------------------------
                                                            1999              1998
                                                         -----------       -----------
          Net Loss                                       $  (974,638)      $(1,582,944)
          Preferred Stock Dividends                          (91,459)          (61,918)
                                                         -----------       -----------
          Net Loss Available to Common Shareholders      $(1,066,097)      $(1,644,862)
          Weighted Average Shares Outstanding              8,565,528         6,908,942
                                                         ===========       ===========
          Basic and Diluted Loss per Share               $     (0.12)      $     (0.24)
                                                         ===========       ===========

Inclusion of convertible preferred shares as dilutive securities would have an antidilutive effect on the loss per share calculation. Accordingly, these shares have been excluded from the calculation for the three months ended March 31, 1999 and 1998. The aggregate number of shares of common stock that are issuable upon conversion of all outstanding shares of Preferred Stock (Series A, B, D and D-2) at March 31, 1999 is 1,120,305 shares. Options and warrants to purchase 2,253,520 shares of common stock at exercise prices ranging from $0.01 to $14.125 per share were also not included in the computation of loss per share for the three months ended March 31, 1999 because the result would be antidilutive. In addition, there are 394,466 shares of common stock held in escrow as additional collateral under a sale/leaseback transaction. These shares, which may be released by the escrow agent only in the event that the Company is in default under the sale/leaseback agreement, have not been included in the computation of loss per share.

(6)      SEGMENT REPORTING:

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

                                                 THREE MONTHS ENDED MARCH 31,
                                              ---------------------------------
                                                  1999                 1998
                                              ------------         ------------
REVENUES:
Entertainment Retail                          $    774,808         $  2,314,709
Intellectual Properties                            540,966              395,227
                                              ------------         ------------
                                              $  1,315,774         $  2,709,936
                                              ============         ============

GROSS PROFIT:
Entertainment Retail                          $    259,692         $  1,345,453
Intellectual Properties                            395,810              258,958
                                              ------------         ------------
                                              $    655,502         $  1,604,411
                                              ============         ============

DEPRECIATION AND AMORTIZATION EXPENSE:
Entertainment Retail                          $    257,678         $    192,029
Intellectual Properties                             31,005               26,417
                                              ------------         ------------
                                              $    288,683         $    218,446
                                              ============         ============

INTEREST, NET:
Entertainment Retail                          $    176,622         $    131,525
Intellectual Properties                             14,154              103,063
                                              ------------         ------------
                                              $    190,776         $    234,588
                                              ============         ============

OPERATING PROFIT (LOSS):
Entertainment Retail                          $ (1,258,936)        $ (1,291,048)
Intellectual Properties                           (336,405)            (144,813)
                                              ------------         ------------
                                              $ (1,595,341)        $ (1,435,861)
                                              ============         ============

CAPITAL EXPENDITURES:
Entertainment Retail                          $     65,058         $    119,315
Intellectual Properties                             18,617                7,592
                                              ------------         ------------
                                              $     83,675         $    126,907
                                              ============         ============

(7)      USE OF ESTIMATES:

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant estimates include management's estimate that accounts receivable of NetCo Partners as of March 31, 1999 will be collected in full, and that no reserve for uncollectible accounts is necessary (see Note 4).

Significant estimates also include management's assessment that 23 entertainment kiosks not currently used in operations could be sold for an amount, which, net of selling costs, equals or exceeds the current carrying value of the kiosks. There is no assurance that the ultimate net sales proceeds will equal or exceed the carrying amount.

(8)      PENDING ACQUISITIONS:

         (a)      Hollywood.com, Inc.:

On January 10, 1999, the Company entered into a definitive agreement to acquire Hollywood.com, Inc. ("Hollywood.com"), formerly Hollywood Online Inc., from The Times Mirror Company ("Times Mirror") for $31.0 million. Hollywood.com owns and operates HOLLYWOOD.COM, an Internet website containing extensive content about movies. Under the merger agreement, a newly formed wholly owned subsidiary of the Company will merge with and into Hollywood.com, with Hollywood.com surviving the merger as a wholly owned subsidiary of the Company. Pursuant to the merger, the Company will issue to Times Mirror a number of shares of its common stock that will represent up to 19.9% of the outstanding common stock of the Company, based on a per share price of $12.63953, which represents the mean of the average closing bid price for the Company's common stock for the 15 trading days ended January 6, 1999 and the average closing bid price for the Company's common stock for the 15 trading days beginning January 14, 1999. If the value of the number of shares of common stock issued to Times Mirror is less than $31.0 million, the Company will pay the residual balance either in shares of a new series of 6% convertible preferred stock and/or in cash not to exceed $1.0 million. The Company anticipates closing this merger during the second quarter of 1999.

         (b)      CinemaSource:

On March 29, 1999, the Company entered into a definitive agreement to purchase the assets of CinemaSource, Inc. ("CinemaSource"), a privately held company, for $6.5 million in cash and 436,191 shares of the Company's common stock. Alternatively, the Company has the option to pay all cash for CinemaSource in an amount equal to $6.5 million, plus the product of 436,191 times the greater of $12.50, or the average of $12.50 and the average closing price for the Company's common stock for the ten trading days ending on the second day preceding consummation of the CinemaSource acquisition. Management believes that CinemaSource is the nation's largest distributor of movie showtimes to the Internet industry. CinemaSource gathers movie data, including showtimes, synopses, photos and trailers, from theaters across the country, and then sells this data, in a compiled, organized manner, to both large and small media companies. The growth in CinemaSource's business is in providing movie showtimes' data to Internet companies. The acquisition of CinemaSource is expected to close during the second quarter of 1999. The acquisition is subject to customary representations, warranties, and due diligence (including receipt of audited financial statements for CinemaSource for 1998 and 1997 that are satisfactory to the Company). In addition, the Company may, at its option, condition the closing of the CinemaSource acquisition on the Company's closing of the Hollywood.com acquisition. As part of the Asset Purchase Agreement, the Company has agreed to make a loan to the seller to pay the taxes due on the portion of the purchase price paid in the form of common stock (not to exceed 24% of the value of the shares at the time of closing), since the shares of the Company's common stock to be issued in this acquisition are restricted from resale for the first 12 months following the closing of the transaction, and are subject to volume limitations regarding resale thereafter.

(9)      COMMITMENTS AND CONTINGENCIES:

RESERVE FOR CLOSED STORES AND LEASE TERMINATION COSTS - The Company has aggressively pursued closure of its mall-based retail stores and closed 29 kiosk locations during 1998 and one in-line store in early 1999. Fifteen of the 29 mall leases were terminated at the expiration of the lease, or at the mutual consent of the Company and lessor, at no additional cost to the Company. The Company has reached agreement with certain of the other lessors to terminate the leases based on a maximum rental payment stream to be paid out over time, in most cases over a period of four months. The Company is currently negotiating with the remaining lessors to obtain assignment of and/or release from certain of its lease obligations, which are typically short term in duration. The Company is presently in discussions with parties who have expressed an interest in purchasing the remaining mall-based retail store operations, including the kiosks which are currently in storage. An aggregate charge in the amount of $1,121,028 was recorded in fiscal 1998 consisting of $653,474 for the write-off of 10 kiosks which the Company earmarked for abandonment, plus the write down of other property and equipment of the entertainment retail division, and $467,554 for the estimated cost of the early lease terminations. In addition, in light of the phase out of its mall-based retail stores, during fiscal 1998, the Company established an inventory reserve in the amount of $232,383. During the three months ended March 31, 1999, the Company reduced this reserve by $6,403 for payments made to a lessor under a lease termination agreement. No other increases or reductions to the reserve were recorded during the first quarter of 1999. At March 31, 1999, the remaining carrying value of the inventory and fixed assets of the entertainment retail division (some of which will be utilized by the Internet e-commerce store) is approximately $4,142,000.

LITIGATION - The Company is a party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse impact on the Company's financial condition or results of operations.

(10)     SUBSEQUENT EVENTS:

On April 12, 1999, the Company and CBS Corporation ("CBS") announced that they had signed an agreement in principle for CBS to receive a 35% ownership interest in a new joint venture company. In exchange, the new joint venture, to be called Hollywood.com, will receive $100 million of CBS promotion and content across the full range of CBS properties over a 7-year period. The Company plans to contribute all of its Internet assets, including the assets to be acquired in the pending acquisitions of Hollywood.com and CinemaSource, to the new joint venture and will own the remaining 65% interest in the joint venture.

On April 14, 1999, the holder of 200 shares of the Company's Series D 7% Convertible Preferred Stock and the holder of 50 shares of the Company's Series D-2 7% Convertible Preferred Stock converted their preferred stock holdings into 671,788 shares of the Company's common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Big Entertainment, Inc. ("Big Entertainment" or the "Company") which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth, acquisition, and divestiture strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. Such factors include, but are not limited to, the Company's limited availability of cash and working capital; the Company's continued operating losses and accumulated deficit; its relationships with Internet search engines, portal companies and other websites; dependence on its relationships with authors; dependence on key management personnel; dependence on licensees; its ability to compete in the Internet/e-commerce, entertainment and licensing industries; the Company's ability to realize the carrying value of its investment in the mall-based retail business; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

GENERAL

Big Entertainment is a diversified entertainment company engaged in the operation of an e-commerce entertainment website, the development and licensing of intellectual properties, and the operation of entertainment-related retail stores. The Company presently has two operating divisions: the entertainment retail division and the intellectual properties division. The entertainment retail division conducts its operations through Big Online, Inc., a wholly owned subsidiary of the Company engaged in Internet retailing, and through Tekno Comix, Inc., a wholly owned subsidiary of the Company engaged in the mall-based retail operations. The intellectual properties division conducts certain activities directly through the Company and other activities through NetCo Partners, a 50%-owned joint venture that develops and licenses entertainment properties. The intellectual properties division also includes the operations of two majority owned subsidiaries, Tekno Books and Fedora, Inc. Tekno Books is the Company's 51%-owned book development and licensing business, and Fedora, Inc. is the Company's 50.5%-owned subsidiary that publishes MYSTERY SCENE MAGAZINE. The Company intends to expand its Internet operations with its pending acquisition of Hollywood.com, Inc., which owns HOLLYWOOD.COM, a leading movie website, and with its pending acquisition of substantially all the assets of CinemaSource, which management believes to be the nation's largest distributor of movie showtimes to the Internet industry.

ENTERTAINMENT RETAIL DIVISION

GENERAL. The Company operates mall-based retail stores and an Internet e-commerce studio store (BIGE.COM) which sell entertainment-related, branded merchandise including apparel, jewelry, art, collectibles, novelty items, and books. The merchandise is based on movies and television shows, such as Star Wars(TM), Star Trek(TM), X-Files(TM), and South Park(TM), and popular culture.

INTERNET BUSINESS.

INTERNET STUDIO STORE - BIGE.COM. The Company launched its Internet studio store on November 26, 1998. This online store, BIGE.COM, offers an expansive line of products including branded, licensed merchandise from Hollywood studios, television networks, and popular culture (i.e., apparel such as shirts, caps and backpacks with the logos or characters from popular movies).

The Company's strategy for the Internet studio store is to make the site accessible through major search engines, portal companies and other popular entertainment-oriented websites to bring customers to the site. The Company has entered into a number of agreements with popular websites in which the Company's Internet studio store, BIGE.COM, is either the exclusive studio store on the site or a preferred studio store on the site. The Company's Internet studio store is currently accessible directly at BIGE.COM, and also at USATODAY.COM, FILM.COM, and HOLLYWOOD.COM. In addition, the Company's merchandise is featured in Excite's Star Wars(TM) shop. Similarly, the Company's merchandise is included on the "Shop the Web" section on AMAZON.COM, in the "marketplace" at PALACENET.COM, and at IMDB.COM, the Internet movie data base subsidiary of Amazon.com, Inc. The Company's Internet store will also be accessible on Web TV through an interactive TV pilot with Steeplechase Media Inc. The first television show in this pilot to feature the bige.com link will be JUDGE JUDY. The Company has also entered into an agreement with ICTV for the Company's website to be added to ICTV's broadband Internet access service. The Company has expanded the relationship it developed with Leonard Nimoy on the intellectual properties side of the Company's business, as Nimoy, best known for his role as "Spock" on Star Trek(TM), serves as the official spokesperson for the science fiction section of BIGE.COM.

EXPANSION PLANS FOR INTERNET BUSINESS. The Company currently plans to expand its Internet operations beyond e-commerce by developing and acquiring other movie content related on-line businesses. The Company has two pending acquisitions, which will increase the Company's Internet operations as detailed below.

         HOLLYWOOD.COM - On January 10, 1999, the Company entered into a definitive agreement to acquire Hollywood.com, Inc. ("Hollywood.com"), formerly Hollywood Online, Inc., from the Times Mirror Company ("Times Mirror") for $31.0 million. Pursuant to the merger, the Company will issue to Times Mirror a number of shares of its common stock that will represent 19.9% of the outstanding common stock of the Company, based on a per share price of $12.63953. If the value of the number of shares of common stock issued to Times Mirror is less than $31.0 million, the Company will pay the residual balance either in shares of a new series of 6% convertible preferred stock and/or in cash not to exceed $1 million. Hollywood.com owns and operates the HOLLYWOOD.COM website, a leading movie website with over one million pages of movie-related content, including movie information, local movie theater times where users can input a zip code and view the movie choices in their local area, movie reviews, trailers, and celebrity interviews and information (plus links to the Company's Internet studio store) all in one easy-to-use site. HOLLYWOOD.COM plans to offer on-line movie ticketing to make the site a one-stop, comprehensive, on-line movie supersite. Upon completion of the acquisition, the "HOLLYWOOD.COM" name will be the brand name for the combined site, while the BIGE.COM URL will still be utilized independently and as a component of HOLLYWOOD.COM. The Company and Hollywood.com currently have numerous relationships with various media companies, including some that already overlap. As a combined force, the Company currently expects to be able to forge stronger relationships with these media companies, including companies such as the Washington Post, Gannett, and Times Mirror. The combined site is being promoted under an exclusive agreement with the National Association of Theater Owners ("NATO") by airing trailers on approximately 70% of all movie screens in the U.S. As part of the transaction, the combined site will become the studio store for LATIMES.COM, the website of the Los Angeles Times, which is owned by Times Mirror.

         Hollywood.com generated approximately $1.6 million in revenues for 1998, primarily through the sale of advertising and sponsorships. Hollywood.com's full-time advertising staff consisted of one person hired in the third quarter of 1998. The Company plans to increase the advertising sales staff upon completion of the acquisition and through utilization of advertising personnel at CBS, upon closing of the transaction with CBS described below. CBS has agreed to incorporate advertising for Hollywood.com with the CBS Television Network and CBS Plus, CBS's cross-media sales organization. Advertisers and sponsors on HOLLYWOOD.COM have included Visa, General Motors, Microsoft, Intel, Panasonic, Sony, and many others. The acquisition of Hollywood.com is expected to close during the second quarter of 1999.

         CINEMASOURCE - On March 29, 1999, the Company entered into a definitive agreement to acquire the assets of CinemaSource, Inc. ("CinemaSource"), a privately held company, for $6.5 million in cash and 436,191 shares of the Company's common stock. Alternatively, the Company has the option to pay all cash for CinemaSource in an amount equal to $6.5 million, plus the product of 436,191 times the greater of $12.50 or the average of $12.50 and the average closing price for the Company's common stock for the ten trading days ending on the second day preceding consummation of the CinemaSource acquisition. Management believes that CinemaSource is the nation's largest distributor of movie showtimes and related movie information to the Internet industry. CinemaSource gathers movie data, including showtimes, synopses, photos and trailers, from theaters across the country, and then sells this data, in a compiled, organized manner, to both large and small media companies. The growth of CinemaSource's business (revenues for 1998 of approximately $1.3 million were up 72% over 1997) is in providing movie showtime data to Internet companies, particularly the portals. CinemaSource currently provides movie showtime data to Yahoo!, Excite, MSN, Go Network, MovieFone, Inc., CitySearch, Zip 2, and others. CinemaSource's customers also include newspapers such as The New York Times and the Knight Ridder chain. The acquisition of CinemaSource is expected to close during the second quarter of 1999. The acquisition is subject to customary representations, warranties, and due diligence (including receipt of audited financial statements for CinemaSource for 1998 and 1997 that are satisfactory to the Company). In addition, the Company may, at its option, condition the closing of the CinemaSource acquisition on the Company's closing of the Hollywood.com acquisition.

Both Hollywood.com and the Company have experienced significant increases in the traffic on their websites. Hollywood.com is presently averaging 2.1 million unique users per month, with over 21 million page views during February 1999. For the week ended March 7, 1999, Hollywood.com reported that traffic at HOLLYWOOD.COM had reached a new high with more than 5.6 million page impressions for the week, reflecting the popularity of HOLLYWOOD.COM's coverage of the Academy Awards(R). Hollywood.com's traffic is measured by I/PRO. Page views on the Company's Internet studio store totaled 569,000 for the month of March 1999, which is the first month that the Company was able to capture these statistics using WebTrends. Page views for April 1999 reached 643,000. The trend for early May shows an increase of 26% over the number of page views for April 1999, reflecting the heightened interest that the Company is seeing in the 1,000 Star Wars(TM) items that are currently available for sale on the Company's Internet studio store.

CBS TRANSACTION. The Company plans to further expand its Internet business (conducted through its wholly-owned subsidiary, Big Online, Inc.) through strategic alliances with other websites, media companies, and media/entertainment celebrities, as well as through potential additional acquisitions or joint ventures. Along these lines, on April 12, 1999, the Company and CBS Corporation ("CBS") announced that they had signed an agreement in principle for CBS to receive a 35% ownership interest in a new joint venture company. In exchange, the new joint venture, to be called Hollywood.com, will receive $100 million of CBS promotion and content across the full range of CBS properties over a 7-year period. The Company plans to contribute all of its Internet assets, including the assets to be acquired in the pending acquisitions of Hollywood.com and CinemaSource, to the new joint venture and the Company will own the remaining 65% interest in the joint venture.

MALL-BASED STORES. The Company currently operates six mall-based retail stores. This represents a significant reduction from the 34 mall-based stores that were in operation at the beginning of

1998, as the Company has determined to exit from the mall-based retail business and focus exclusively on its Internet operations. During 1998, the Company closed 29 kiosk locations. One in-line store has been closed to date in 1999. The Company intends to sell the remaining six mall-based retail store locations. Two separate groups have expressed interest in a purchase of the remaining mall-based retail stores, which represent some of the Company's better locations. The Company currently intends to pursue further negotiations with the potential buyers, with the ultimate goal being a complete exit from the mall-based retail operations. There can be no assurances, however, that the Company will be able to consummate such a sale.

ABC PROGRAMMING AGREEMENT. During March 1997, the Company entered into a programming agreement with ABC, a division of The Walt Disney Company. Under this agreement, the Company runs ABC video clips on the television monitors in its retail stores. In exchange for the Company's agreement to run the ABC programming and to promote ABC on its website, ABC affiliate stations in markets where the Company's retail stores are located run promotional and advertising spots featuring the Company's mall-based and Internet studio stores. The promotional spots provide the Company with substantial television advertising in the markets where the retail units are located at no cash expense to the Company. Management is currently in discussions with ABC regarding modification of this agreement, given the Company's expanding Internet operations and the phase-out of its mall-based retail operations.

INTELLECTUAL PROPERTIES DIVISION

GENERAL. The Company, through its intellectual properties division, owns the exclusive rights to certain original characters and concepts, created by best-selling authors and media celebrities, which it licenses across all media, including books, films and television, multi-media software, toys and other products. The Company and NetCo Partners acquire the rights to these intellectual properties pursuant to agreements that generally grant them the exclusive rights to the intellectual properties and the right to use the creator's name in the titles of the intellectual properties (I.E., MICKEY SPILLANE'S MIKE DANGER, LEONARD NIMOY'S PRIMORTALS). The intellectual properties division also includes a book licensing and packaging operation, which focuses on developing and executing book projects, typically with best-selling authors. These books are then licensed for publication to book publishers such as HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Viking Press and Warner Books.

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

         o TOM CLANCY'S NETFORCE ("NETFORCE") (a NetCo Partners' property) was licensed for production as a four-hour television mini-series which aired on ABC in February 1999; for publication of six adult and 18 young adult novels to be published in North America by Berkley Publishing Group (a division of Pearson, plc.); for publication of the first two adult books as audio books by Random House Audio Publishing; and for book publication and distribution rights in foreign countries and languages throughout the world with eight different foreign publishers. The first adult novel and the first three young adult novels were published domestically during the first quarter of 1999. NetCo Partners has also entered into a product placement agreement with Dodge, a division of Chrysler Corporation, pursuant to which NetCo Partners has agreed to feature Dodge vehicles in the first four NETFORCE novels.

         o LEONARD NIMOY'S PRIMORTALS was published as a hardcover novel in North America under a licensing agreement with Warner Books during 1997. A paperback version was released in March 1998 under the same licensing agreement. It was also published as an interactive CD-ROM in 1997 under a licensing agreement with Sierra On-Line, Inc. The Company has also entered into an agreement for publication and distribution of this book in certain countries outside the United States and Canada. Under a separate agreement, Leonard Nimoy, best known for his role as "Spock" on STAR TREK(TM), also serves as the official spokesperson for the science fiction section of the Company's website, BIGE.COM.

         o GENE RODDENBERRY'S XANDER IN LOST UNIVERSE has been licensed to DAW Books, Inc. (partner of Penguin Putnam) for publication of two novels based on this space adventure concept created by the late creator of STAR TREK(TM).

         o ISAAC ASIMOV'S I-BOTS was licensed to HarperCollins for publication of an illustrated novel published in 1997 and as a hardcover novel released in 1998.

         o MICKEY SPILLANE'S MIKE DANGER: During 1998, the Company entered into an agreement with Pressman Films, granting Pressman Films the option to produce a feature film or television series based on MICKEY SPILLANE'S MIKE DANGER. There is no guarantee that Pressman Films will exercise its option. Pressman Films produced OLIVER STONE'S WALL STREET, THE CROW, REVERSAL OF FORTUNE, and DAS BOOT. Pursuant to an agreement with the Company, a novel based on this property is expected to be published in the next 12 months jointly by Hyperion Books and Miramax Books, both divisions of the Walt Disney Co.

         o TAD WILLIAMS' MIRRORWORLD (a NetCo Partners' property) was published as an illustrated novel in 1998 under a licensing agreement with HarperCollins.

         o ANNE MCCAFFREY'S ACORNA: UNICORN GIRL has been licensed to HarperCollins for the North American publication and distribution of four prose novels and one illustrated novel. The original contract with HarperCollins included only the first two prose novels and the illustrated novel, which were published in 1997 and 1998. Based on the popularity of the initial books, HarperCollins continued this book series by entering into a licensing agreement with the Company for two additional books. This intellectual property has also been licensed to Books on Tape, Inc. for production of unabridged audio recordings of the first three prose novels, two of which were released in early 1999, and to various other parties for licensing rights in certain countries outside the United States and Canada.

         o MARGARET WEIS' TESTAMENT OF THE DRAGON has been licensed to HarperCollins for publication of an illustrated novel, which was published in 1997, and for publication of a prose novel, which was released by HarperCollins in 1998.

         o ARTHUR C. CLARKE'S WORLDS OF ALEXANDER (a NetCo Partners' property) was developed by Arthur C. Clarke, the author of 2001: A SPACE ODYSSEY.

         o In addition, there are various other intellectual properties owned by the Company and NetCo Partners, for which there currently are no licensing agreements.

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

NETCO PARTNERS. In June 1995, the Company and C.P. Group Inc. ("C.P. Group"), entered into an agreement to form NetCo Partners (the "NetCo Joint Venture Agreement"). NetCo Partners is engaged in the publishing and licensing of entertainment properties and has entered into various licensing agreements described above.

The Company and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy owns 50% of C.P. Group. C.P. Group contributed to NetCo Partners all rights to NETFORCE, and the Company contributed to NetCo Partners all rights to TAD WILLIAMS' MIRRORWORLD, ARTHUR C. CLARKE'S WORLDS OF ALEXANDER (formerly called CRIOSPHINX), NEIL GAIMAN'S LIFERS, and ANNE MCCAFFREY'S SARABAND.

Pursuant to the terms of the NetCo Partners Joint Venture Agreement, the Company is responsible for developing, producing, manufacturing, advertising, promoting, marketing and distributing NetCo Partners' illustrated novels and related products and for advancing all costs incurred in connection therewith. All amounts advanced by the Company to fund NetCo Partners' operations are treated as capital contributions of the Company and the Company is entitled to a return of such capital contributions before distributions of cash flow are split equally between the Company and C.P. Group. The NetCo Joint Venture Agreement provides for an initial term (the "Development Term") of five years, during which the partners will jointly develop the contributed properties. The Development Term may be extended by the mutual consent of the partners and shall terminate upon 30 days notice to the Company by C.P. Group should Mitchell Rubenstein cease to be the Chief Executive Officer of the Company and Laurie S. Silvers cease to be the President of the Company. At the end of the Development Term, any undeveloped properties (other than NETFORCE, which will continue to be owned 50% by the Company and 50% owned by C.P. Group even after dissolution of NetCo Partners) are to be returned to their respective contributing partners and any properties in development or already developed will remain properties of the joint venture, which will continue until its bankruptcy, dissolution, or the sale of all or substantially all of its assets.

BOOK DEVELOPMENT AND LICENSING. Big Entertainment conducts its book development and licensing activities through its 51%-owned subsidiary, Tekno Books. Tekno Books is a leading book packager of fiction and non-fiction, with approximately 1,045 books published since its inception (approximately 335 published since the fourth quarter of 1994, when the Company acquired its interest in Tekno Books) and approximately 180 additional books under contract that are forthcoming. In addition to providing the Company with access to a number of best-selling authors, Tekno Books creates book projects by developing concepts, negotiating publishing agreements and executing substantially all aspects of the book projects. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. These books have been published with more than 60 publishers (including HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Viking Penguin and Warner Books), translated into 30 languages, and selected by 22 different book clubs. Tekno Books is also a leading producer of novels and anthologies in the science fiction, fantasy, mystery, horror and Western genres.

Tekno Books has several agreements through which it plans to expand the scope of its projects. The first is an agreement with MGM Consumer Products granting Tekno Books the right to publish books based on the past, present and future properties from the film and television show libraries of Metro-Goldwyn-Mayer Studios, United Artists Corporation, Orion Pictures Corporation, and Goldwyn Entertainment, Inc. As part of this contract, Tekno Books acquired the right to use the MGM name and trademark in connection with the books published. The initial contract, which expired in February of this year, was automatically extended through February 2000. Tekno Books will pay MGM a royalty based on the net profits generated from the books. Pursuant to this agreement, three novels based on the MGM television series POLTERGEIST: THE LEGACY, have been sold to Berkley Books.

Tekno Books, through its wholly owned subsidiary, Tekno Books International, LLC, also has entered into an agreement with The Classica Foundation, a Russian charitable organization ("Classica"). Classica holds the only catalogue of archived documents contained in the Russian archives, consisting of millions of documents that were captured by the Soviets from the German archives at the end of World War II. This includes a substantial portion of the German Archives up to 1945 as well as voluminous documents from archives of countries occupied by Germany during World War II. Classica has advised the Company that until this time, the bulk of these files have not been seen outside of Russia. This agreement with Classica grants Tekno Books the exclusive use of this catalogue to the Russian archives, and the right to copy the materials contained therein for use in licensing rights for books, CD-ROMs, on-line, documentaries, television specials and feature films based on these materials. Tekno Books has developed an extensive list of major book projects that may be developed from these archives, including books on topics such as the German military, German intelligence activities before and during World War II, the Nazi party, certain of Hitler's personal papers and correspondence, Germany's plan for the occupation of England, and German-Vatican relations. Many of these topics also have the potential to be developed as CD-ROMs, television specials and feature films. Work has already begun on several book projects based on the archived materials. The Company and Tekno Books intend to donate copies of any documents related to the Holocaust or any profit derived therefrom to appropriate Holocaust-related charitable organizations. Tekno

Books paid $100,000 in 1997 and another $100,000 during 1998 to secure these rights. Tekno Books has agreed to pay $25,000 to extend this agreement for another six months ending September 12, 1999. Further six-month extensions will be available to Tekno Books for additional payments of $25,000 each.

Tekno Books owns a 50% interest in MYSTERY SCENE MAGAZINE, a trade journal of the mystery genre. The Company also directly owns a 25% interest in the magazine.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 ("Q1-99") AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998 ("Q1-98").

The following table summarizes the Company's revenues, cost of sales and gross profit by division for Q1-99 and Q1-98, respectively:

                    INTELLECTUAL      ENTERTAINMENT
                     PROPERTIES          RETAIL             TOTAL
                    ------------      -------------      ----------
Q1-99
-----

Net Revenues         $  540,966        $  774,808        $1,315,774
Cost of Sales           145,156           515,116           660,272
                     ----------        ----------        ----------
Gross Profit         $  395,810        $  259,692        $  655,502
                     ==========        ==========        ==========

Q1-98
-----

Net Revenues         $  395,227        $2,314,709        $2,709,936
Cost of Sales           136,269           969,256         1,105,525
                     ----------        ----------        ----------
Gross Profit         $  258,958        $1,345,453        $1,604,411
                     ==========        ==========        ==========



NET REVENUES

Net revenues (not taking into account the Company's 50% interest in NetCo Partners) decreased by 51%, or $1,394,162, to $1,315,774 for Q1-99 from $2,709,936 for Q1-98. The decrease in net revenues was attributable to a substantial decrease in net revenues for the entertainment retail division due to the phase-out of the Company's mall-based retail operations being only slightly offset by an increase in net revenues for the intellectual properties division. For Q1-99, revenues generated by the entertainment retail division amounted to 59% of the Company's total revenues while revenues from the intellectual properties division amounted to 41% of the total. By comparison for Q1-98, entertainment retail revenues amounted to 85% of the total and intellectual properties revenues amounted to 15% of the total.

GROSS PROFIT

Overall Company gross profit decreased by 59%, or $948,909, to $655,502 for Q1-99 from $1,604,411 in Q1-98, also reflecting the decline in revenues in the entertainment retail division attributable to the phase-out of the Company's mall-based retail operations. As a percentage of net revenues, gross profit decreased to 50% in Q1-99 from 59% in Q1-98.

INTELLECTUAL PROPERTIES DIVISION

The intellectual properties division generates revenues from several different activities including book development and licensing, intellectual property licensing, and publishing MYSTERY SCENE MAGAZINE. The revenue breakdown from these activities is as follows:

                                             Q1-99                           Q1-98
                                    ------------------------        ------------------------
                                        $              %                $               %
                                    --------        --------        --------        --------
Book Development & Licensing        $517,728              96        $367,611              93
Other                                 23,238               4          27,616               7
                                    --------        --------        --------        --------
   Totals                           $540,966             100        $395,227             100
                                    ========        ========        ========        ========


Book development and licensing represented 96% of the revenues generated by the intellectual properties division for Q1-99 and 93% for Q1-98. The Company's book development and licensing activities are conducted through its 51%-owned subsidiary, Tekno Books, which focuses on developing and executing book projects, frequently with best-selling authors, and then licensing the books for publication with various publishers. Book development and licensing revenues increased by $150,117, or 41%, to $517,728 for Q1-99 from $367,611 for Q1-98.
This increase was largely due to contractual advances payable under several significant book contracts based on performance benchmarks that were met under the contracts during Q1-99.

Other revenues generated by the intellectual properties division (excluding revenues generated by NetCo Partners) consist of licensing revenues derived from the intellectual properties owned directly by the Company and publishing revenues generated from publication of MYSTERY SCENE MAGAZINE, a mystery-genre trade journal published by the Company's 51%-owned subsidiary, Fedora, Inc. Other revenues generated by the intellectual properties division decreased by 16%, or $4,378, to $23,238 for Q1-99 from $27,616 for Q1-98. Note that licensing revenues generated by NetCo Partners (in which the Company has a 50% interest) are not included in the above revenue figures, but rather are included in equity in earnings of NetCo Partners discussed in more detail on page 24.

Gross profit for the intellectual properties division (not including the Company's 50% equity in the earnings of NetCo Partners) increased by 53%, or $136,852, to $395,810 in Q1-99 from $258,958 in Q1-98, reflecting the increased gross profits from Tekno Books.

ENTERTAINMENT RETAIL DIVISION

Net revenues for the Company's entertainment retail division decreased by 67%, or $1,539,901, to $774,808 for Q1-99 from $2,314,709 for Q1-98. The decline in net revenues for Q1-99 resulted from the Company's decision to exit the mall-based retail business, as discussed below. Net revenues are derived from sales of entertainment-related merchandise on the Company's

Internet studio store and at the remaining mall-based retail stores, imputed income from the ABC programming agreement, and, in Q1-98, franchise fee income.

The composition of net revenues is as follows:

                                         Q1-99                               Q1-98
                              ----------------------------        ----------------------------
                                  $                 %                  $                %
                              ----------        ----------        ----------        ----------
Retail Sales                  $  554,808                72        $1,514,709                65
ABC Advertising Income           220,000                28           450,000                20
Franchise Fee Income                   0                 0           350,000                15
                              ----------        ----------        ----------        ----------
   Total                      $  774,808               100        $2,314,709               100
                              ==========        ==========        ==========        ==========

The Company began closing its marginal kiosk units during Q1-98 and closed a total of 29 kiosks during 1998. An additional in-line store was closed in Q1-99, leaving the Company with six mall-based retail stores plus BIGE.COM, its Internet studio store, at March 31, 1999. The decline in retail sales of 63%, or $959,901, to $554,808 for Q1-99 as compared to $1,514,709 for Q1-98 is principally due to the closure of the mall-based stores noted above.

Net revenues include imputed income from running ABC video clips on the in-store television monitors in exchange for advertising air time on local ABC affiliate television stations. This imputed income amounted to $220,000 for Q1-99 as compared to $450,000 for Q1-98. The decline in the ABC advertising income of 51%, or $230,000, from Q1-98 to Q1-99 also relates to the fewer number of mall-based stores in operation during Q1-99. The Company records the estimated fair value of the air time received from the ABC affiliates as the value of the revenues earned by playing the ABC video clips in its retail units.

Revenues for the entertainment retail division for Q1-98 also include $350,000 of franchise fee income. This income represents the territorial exclusivity fee which the Company received during the first quarter of 1998 from the franchisee for the Phoenix, Arizona territory. Under the Company's agreement with this franchisee, the franchisee must open at least one store by December 1999 and one store each year thereafter in order to preserve its exclusivity. No stores have been opened by the franchisee to date. The agreement also provides for a continuing royalty based upon sales of the franchised units. The Company is not obligated to provide any additional support to the franchisee under this agreement.

Gross profit for the entertainment retail division decreased by 81%, or $1,085,761, to $259,692 for Q1-99 from $1,345,453 for Q1-98 as a result of the decline in sales due to the closed retail units and the decrease in ABC advertising revenues and franchise fee income, which were pure gross profit revenues. As a percentage of entertainment retail division revenues, gross profit decreased to 34% for Q1-99 from 58% for Q1-98. The decrease in gross profit margin for Q1-99 stemmed primarily from the decrease in ABC advertising revenues and franchise fee income previously mentioned, and from the mark-downs that were taken in order to liquidate the merchandise in the in-line studio store that closed during Q1-99.

EQUITY IN EARNINGS OF NETCO PARTNERS

The Company's 50% share in the earnings of NetCo Partners increased by 546%, or $925,008, to $1,094,190 for Q1-99 from $169,182 for Q1-98. This increase reflects additional revenues being generated from NetCo Partners' intellectual property NETFORCE. NETFORCE was licensed for production as a four-hour television mini-series which aired on ABC in February 1999; for publication of six adult and 18 young adult novels to be published in North America by Berkley Publishing Group (a division of Pearson, plc.); for publication of the first two adult books as audio books by Random House Audio Publishing; and for book publication and distribution rights in foreign countries and languages throughout the world with eight different foreign publishers. The first adult novel and the first three young adult novels were published in the U.S. during Q1-99. NetCo Partners has also entered into a product placement agreement with Dodge, a division of Chrysler Corporation, pursuant to which NetCo Partners has agreed to feature Dodge vehicles in the first four NETFORCE novels.

The revenues and net income generated by NetCo Partners for Q1-99 are primarily from the third book in the adult series of novels and from the seventh book in the young adult series of novels. The manuscript for both of these novels were delivered to the publisher during Q1-99. NetCo Partners also received its first royalty payment from the NETFORCE series of novels during Q1-99 based on sales during 1998 of the first and second young adult novels pursuant to a foreign licensing agreement in the United Kingdom, where the books are being released earlier than in the U.S.

The revenues and net income of NetCo Partners for Q1-98 resulted from delivery of the manuscripts for several earlier novels in the young adult series of NETFORCE books, and from additional foreign licensing agreements that were entered into for NETFORCE books that had previously been delivered to the publisher.

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

OPERATING EXPENSES

Operating expenses consist of selling, general and administrative expenses, salaries and benefits, and amortization of goodwill and intangibles. Operating expenses decreased by 26%, or $789,429, to $2,250,843 for Q1-99 from $3,040,272 for Q1-98 as a result of the phase out of the Company's mall-based retail operations over the past year. The decrease in total operating expenses in Q1-99 as compared to total operating expenses in Q1-98 reflects decreases in selling, general and administrative expenses of $402,228, or 21%, and in salaries and benefits of $387,205, or 36%. Of the $402,228 decrease in selling, general and administrative expenses, $230,000 consists of imputed advertising expense under the ABC barter arrangement. The

Company estimates the value of the advertising air spots that it receives from the ABC affiliate television stations and records this amount as advertising expense, although the Company does not actually expend any funds for this advertising. Excluding the non-cash ABC advertising expense, operating expenses decreased by $559,429, or 22%, in Q1-99. The decrease in operating expenses resulting from the phase-out of the Company's mall-based retail stores was partially offset, however, by the incremental costs attributable to the start-up operation of the Internet studio store.

INTEREST EXPENSE, NET

Net interest expense decreased by 19%, or $43,812, to $190,776 for Q1-99 as compared to $234,588 for Q1-98, as a result of reduced borrowings under the inventory line of credit and elimination of interest expense on the convertible debenture which was converted during 1998.

OTHER INCOME (EXPENSE)

Other expense for Q1-99 includes an accrual of $140,000 for a potential payment that may be due in conjunction with registration of shares underlying the Company's convertible preferred stock.

NET LOSS

The Company generated a net loss of $974,638 for Q1-99, which was a $608,306, or 38%, reduction in the $1,582,944 loss for Q1-98. The decreased loss in Q1-99 is primarily attributable to the increase in the equity in earnings of NetCo Partners resulting from the licensing revenues generated by NETFORCE, and from curbing the operating losses generated by the mall-based retail stores. On a per share basis, the Company's loss for Q1-99 of ($0.12) was half of the ($0.24) loss per share generated in Q1-98. The reduced loss per share for Q1-99 reflects both the reduced net loss discussed above, and a greater number of shares outstanding during Q1-99.

The Company has made several modifications to its initial business plan in an effort to reverse its losses. During 1997, the Company stopped publishing comic books and during 1998, the Company began to phase out its mall-based retail operations. The Company is currently attempting to sell its remaining mall-based retail stores, and is transitioning into more of an Internet company.

The Company is presently focusing its efforts on development of its Internet business, both through acquisitions and strategic alliances, and through development of its e-commerce operations. The Company utilized its existing distribution center, certain existing personnel, and information systems for the launch of its Internet studio store, BIGE.COM, thereby realizing considerable cost savings in comparison to a traditional e-commerce launch. Upon completion of the Company's pending acquisitions of Hollywood.com and substantially all the assets of CinemaSource, and upon formation of the proposed Internet joint venture company with CBS, the Company believes that it will be well-positioned as a leading movie website with revenues derived from advertising sales, e-commerce merchandising, and, based on present strategies, online movie ticketing.

SHAREHOLDERS' EQUITY

Shareholders' equity increased 121%, or $1,849,800, to $3,373,235 at March 31, 1999 as compared to shareholders' equity of $1,523,435 as of December 31, 1998. The increase in shareholders' equity is attributable to the net proceeds received from the issuance of additional shares of common stock under the Company's equity line of credit and upon exercise of stock options and warrants during Q1-99, which more than offset the Company's net loss for Q1-99 of $974,638.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had cash and cash equivalents of $332,178 and a working capital deficit of $338,375, compared to cash and cash equivalents of $729,334 and a working capital deficit of $1,327,453 at December 31, 1998. Net cash used in operating activities during Q1-99 was $2,140,287, primarily representing cash used to fund the Company's net loss and a decrease in accounts payable. Net cash used in investing activities was $220,645, while $1,963,776 in cash was provided by financing activities. As a result of all of the above, cash and cash equivalents decreased by $397,156 for Q1-99. During Q1-98, net cash used in operating activities was $1,530,023, net cash used in investing activities was $133,991, and $1,106,547 in cash was provided by financing activities.

In December 1997, the Company established a $5 million credit facility with BankBoston, which the Company used to finance the cost of inventories for its entertainment retail division. The primary obligor on the credit facility is the Company's wholly owned subsidiary that constitutes the mall-based component of the Company's entertainment retail division, and the Company is guarantor. As a result of the phasing out of the Company's traditional retail business, in Q1-99, the Company and BankBoston agreed to modify the terms of the credit facility. Under the modified agreement, availability is calculated as a percentage of the cost of retail inventories less certain allowances and reserves. This percentage, which was 39% at March 31, 1999, is being reduced by one percentage point each week, with the outstanding balance to be paid in full by June 30, 1999. Interest is payable monthly at the prime rate plus 1%. The credit facility includes an annual commitment fee of 1% and a monthly facility fee of $2,500. BankBoston received five-year warrants to buy 30,000 shares of the Company's common stock at an exercise price of $9.68 per share. As of March 31, 1999, the Company's outstanding balance on the line of credit was $202,711, essentially utilizing the then available borrowing base, and by May 7, 1999, the outstanding balance had been reduced to $96,453. The facility is secured by cash, inventory and accounts receivable of the Company's entertainment retail division. All of the financial performance covenants were eliminated from the credit facility as part of the modification agreement.

On June 30, 1998, the Company entered into a private equity line of credit agreement with two accredited investors. Pursuant to this agreement, these investors issued irrevocable commitments to purchase 433,334 shares of common stock of the Company over a one-year period. These investors purchased an aggregate of 177,042 shares of the Company's common stock during 1998 and the remaining 256,292 shares of the Company's common stock during the three months ended March 31, 1999. The gross proceeds received from these investors for shares purchased during 1999 totaled $2,609,320, less costs to issue the shares totaling $140,661 which were charged to additional paid-in capital.

During the three months ended March 31, 1999, the Company issued 77,038 shares of common stock upon the exercise of outstanding stock options and warrants, for which the Company received $318,818 in exercise proceeds. As a result of the rise in the market price of the Company's common stock in late 1998, the Company has experienced a fairly steady stream of stock option and warrant exercises. As of March 31, 1999, there were 2,253,520 options and warrants outstanding at exercise prices ranging from $0.01 to $14.125 per share. Provided that the market price of the Company's common stock remains above the exercise prices, the Company anticipates that additional option and warrant holders may exercise their options and warrants, particularly as the securities vest or the underlying securities become eligible for resale, which would provide a source of additional capital to the Company, although there can be no assurances that any or all of the remaining outstanding options and warrants will be exercised.

The Company anticipates needing additional capital, both to finance the $6.5 million cash component of the CinemaSource acquisition price, and for working capital purposes, including working capital to support the Company's new and soon-to-be expanded Internet operations. The Company has retained the investment banking firm of Wasserstein Perella & Co., Inc. to assist in the raising of this capital. There can be no assurances, however, that the Company will be successful in raising this capital on terms that will be acceptable to the Company.

In Q1-99, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President agreed to increase their previously extended $1.1 million unsecured line of credit facility to the Company to $5.5 million to enable the Company to meet its working capital requirements for the balance of 1999; provided, however, that this commitment will terminate in the event the Company raises no less than $5.5 million from other sources during the year for working capital purposes. There were no borrowings by the Company under this facility as of March 31, 1999. The line of credit bears interest at the JP Morgan Bank prime rate of interest.


The success of the Company's future operations is dependent on its ability to generate adequate revenue to offset operating expenses. Unless otherwise noted, the proceeds from the financing transactions described above are for general corporate purposes. There can be no assurance that additional financing will be available to the Company or will be obtained on terms favorable to the Company.

YEAR 2000 ISSUES

The Company believes that due to the newness of the Company's Internet operations, all Internet systems are currently year 2000 compliant and any new systems acquired or developed to support expansion of the Company's Internet operations will be year 2000 compliant. Management believes that the Company's major operating systems, including the Company's financial systems and the systems used by Tekno Books, the Company's book development and licensing operation, are currently year 2000 compliant.

As the Company currently intends to phase out its mall-based retail operations, preferably through a sale of the business, it is unlikely that the existing retail systems will still be utilized by the Company at the turn of the century. Nevertheless, efforts have been made to ensure that the systems used by the retail operations will also be year 2000 compliant. With regard to the retail systems, the Company's primary concern is with remediation of the software for the point-of-sale registers in the stores. As the Company presently only operates six stores, if it needed to replace all of its point-of-sale software and registers, the cost would not be expected to exceed $100,000.

Other than the potential cost to upgrade or replace the store point-of-sale software and hardware, the Company is not presently aware of any significant expenditures which will be necessitated in order to be ready for year 2000, beyond those already being incurred. There can be no assurances, however, that significant expenditures may not be required in the future. Significant vendors have been contacted to ensure that their year 2000 issues will be resolved in a timely manner and will not be disruptive to the Company's operations. As indicated above, the Company has initiated, but not completed, its assessment of the impact of year 2000 on its business; however, the year 2000 issue is not currently expected to have a material impact on the Company's current or future business operations or financial condition.

INFLATION AND SEASONALITY

Although the Company cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on the Company's sales or results of operations. The Company does, however, consider its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book development and licensing operation as a result of the general publishing industry practice of paying royalties semi-annually. The Company's entertainment retail business is also seasonal with the holiday season accounting for the largest percentage of annual net sales. In addition, although not seasonal, the Company's intellectual properties division and NetCo Partners both experience significant fluctuations in their respective revenue streams, earnings and cash flow as a result of the significant amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. While certain of the development costs are incurred as normal recurring operating expenses, the recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on an evenly recurring basis.

                           PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 1999, the Company sold an aggregate of 256,292 shares of its Common Stock to two accredited investors for prices ranging from $8.91 to $11.88 per share pursuant to a private equity line of credit agreement. The Company received gross proceeds of $2,609,320 in the transactions and paid $140,661 in commissions and fees relating thereto.

In addition, the Company issued 77,038 shares of its Common Stock upon the exercise of outstanding warrants and options with exercise prices ranging from $0.01 to $8.00 per share. The Company received gross proceeds of $318,818 for these various exercises and paid no commissions or fees relating to the issuance.

During the quarter ended March 31, 1999, the Company issued stock options and warrants to purchase an aggregate of 126,350 shares of the Company's Common Stock, including 1,350 stock options granted to employees at exercise prices ranging from $13.688 to $14.125; 50,000 options granted to a celebrity spokesperson for the Company's website at $10.188 per share; and 75,000 warrants granted to an investment banker at prices ranging from $5.00 to $11.00 per share for services rendered in conjunction with the pending acquisition of Hollywood.com. The various options and warrants are exercisable as early as January 25, 1999 and expire five years from the date of issuance. No placement fees or commissions were paid in connection with the issuance of the securities.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits

                 EXHIBIT NO.                       DESCRIPTION
                 -----------                       -----------

                   10.1 Modification Agreement dated March 28, 1999 between the Company and BankBoston Retail Finance Inc.

                   10.2 Second Modification Agreement dated March 26, 1999 between Tekno Comix, Inc. and BankBoston Retail Finance Inc.

                   27.1               Financial Data Schedule

           (b)     Reports on Form 8-K

           During the quarter ended March 31, 1999, the Company filed a current report on Form 8-K dated January 11, 1999. In Item 5 of such report, the Company announced that it had entered into an Agreement and Plan of Merger to acquire Hollywood.com, Inc. (formerly Hollywood Online, Inc.) from the Times Mirror Company.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BIG ENTERTAINMENT, INC.

Date:    May 17, 1999          By: /s/ MITCHELL RUBENSTEIN
                                  ----------------------------------------------
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)

Date:    May 17, 1999          By: /s/ MARCI L. YUNES
                                  ----------------------------------------------
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------                                 -----------

10.1 Modification Agreement dated March 28, 1999 between the Company and BankBoston Retail Finance Inc.

10.2 Second Modification Agreement dated March 26, 1999 between Tekno Comix, Inc. and BankBoston Retail Finance Inc.

27.1     Financial Data Schedule