Form 10QSB
period 1999-06-30
BIG ENTERTAINMENT INC
filed 1999-08-16
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______________ to _____________

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

Yes X  No
   ---   ---
         As of August 10, 1999, the number of shares outstanding of the issuer's common stock, $.01 par value, was 13,683,584.

                             BIG ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

                                                                                  PAGE(S)
                                                                                  -------
PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 1999
         (unaudited) and December 31, 1998......................................      3

         Consolidated Statements of Operations for the Six and Three
         Months ended June 30, 1999 and 1998 (unaudited) .......................      4

         Consolidated Statement of Shareholders' Equity for the
         Six Months ended June 30, 1999 (unaudited).............................      5

         Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 1999 and 1998 (unaudited)........................      6

         Notes to Consolidated Financial Statements (unaudited).................   7-14

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS....................................  15-27

PART II     OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF  PROCEEDS.............................     28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................  29-30

Signature ......................................................................     31

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                                    JUNE 30,      DECEMBER 31,
                                                                                                      1999            1998
                                                                                                 --------------  ---------------
                                                                                                  (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                                   $  4,827,332    $     729,334
      Receivables, net                                                                               1,044,400          568,779
      Merchandise inventories                                                                        1,102,930        1,176,356
      Prepaid expenses                                                                                 616,189          501,501
      Other receivables                                                                                      -          250,000
      Other current assets                                                                              93,901          139,974
                                                                                                 --------------  ---------------
      Total current assets                                                                           7,684,752        3,365,944

PROPERTY AND EQUIPMENT, net                                                                          4,113,785        3,145,201
INVESTMENT IN NETCO PARTNERS                                                                         1,583,221        1,004,673
INTANGIBLE ASSETS, net                                                                               4,537,837          151,405
GOODWILL, net                                                                                       39,624,554          306,377
OTHER ASSETS                                                                                           487,788          596,221
                                                                                                 --------------  ---------------
TOTAL ASSETS                                                                                      $ 58,031,937    $   8,569,821
                                                                                                 ==============  ===============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                            $    791,169    $   1,496,376
      Revolving line of credit                                                                               -          758,917
      Accrued professional fees                                                                        147,918          192,151
      Other accrued expenses                                                                         1,355,975        1,174,136
      Deferred revenue                                                                                 119,370           89,632
      Loan from shareholder/officer                                                                          -          100,000
      Note payable                                                                                   1,928,138                -
      Current portion of capital lease obligations                                                     817,004          882,185
                                                                                                 --------------  ---------------
      Total current liabilities                                                                      5,159,574        4,693,397
                                                                                                 --------------  ---------------
CAPITAL LEASE OBLIGATIONS, less current portion                                                      1,439,963        1,741,062
                                                                                                 --------------  ---------------
DEFERRED REVENUE                                                                                       376,860          376,860
                                                                                                 --------------  ---------------
MINORITY INTEREST                                                                                      310,399          235,067
                                                                                                 --------------  ---------------
COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
      Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                           -                -
      Series A variable rate convertible preferred stock, $6.25 stated value, 217,600 shares
          authorized; 217,600 shares issued and outstanding at December 31,1998.                             -        1,360,000
      Series B variable rate convertible preferred stock, $5.21 stated value, 142,223 shares
          authorized; 122,846 shares issued and outstanding at December 31,1998.                             -          640,000
      Series C, 4% convertible preferred stock, $100 stated value, 100,000 shares
          authorized; 20,000 shares issued and outstanding at December 31,1998.                              -        2,000,000
      Series D, 7% convertible preferred stock, $10,000 stated value, 1,000 shares authorized; 50 and 250 shares issued and outstanding at June 30,1999 and
          December 31,1998, respectively. Liquidation preference $500,000.                             367,488        1,837,441
      Series D-2, 7% convertible preferred stock, $10,000 stated value, 50 shares authorized;
          50 shares issued and outstanding at December 31,1998.                                              -          314,820
      Common stock, $.01 par value, 25,000,000 shares authorized; 13,644,742 and 8,161,329
          shares issued at June 30,1999 and December 31,1998, respectively.                            136,447           81,613
      Warrants outstanding                                                                           3,700,654          834,583
      Deferred compensation                                                                           (408,267)        (510,333)
      Additional paid-in capital                                                                    87,646,207       31,140,339
      Accumulated deficit                                                                          (40,697,388)     (36,175,028)
                                                                                                 --------------  ---------------
      Total shareholders' equity                                                                    50,745,141        1,523,435
                                                                                                 --------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 58,031,937      $ 8,569,821
                                                                                                 ==============  ===============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                             --------------------------------------------
                                                                                     1999                    1998
                                                                             --------------------    --------------------
NET REVENUES                                                                  $        3,055,190      $        5,159,226

COST OF SALES                                                                          1,265,590               2,564,450
                                                                             --------------------    --------------------
    Gross profit                                                                       1,789,600               2,594,776
                                                                             --------------------    --------------------
OPERATING EXPENSES:
    Selling, general and administrative                                                3,386,466               3,318,116
    Salaries and benefits                                                              1,814,705               2,079,374
    Depreciation                                                                         614,039                 493,165
    Amortization of goodwill and intangibles                                             646,832                  15,714
                                                                             --------------------    --------------------
        Total operating expenses                                                       6,462,042               5,906,369
                                                                             --------------------    --------------------
        Operating loss                                                                (4,672,442)             (3,311,593)

EQUITY IN EARNINGS OF NETCO PARTNERS                                                   1,122,591                 290,394

OTHER:

    Interest, net                                                                       (368,962)               (441,124)
    Other, net                                                                          (280,938)                 22,794
                                                                             --------------------    --------------------
         Loss before minority interest                                                (4,199,751)             (3,439,529)

MINORITY INTEREST                                                                       (238,952)               (242,977)
                                                                             --------------------    --------------------
         Net loss                                                             $       (4,438,703)     $      (3,682,506)
                                                                             ====================    ====================
Basic and diluted loss per common share                                       $            (0.45)     $           (0.53)
                                                                             ====================    ====================

                                                                                       THREE MONTHS ENDED JUNE 30,
                                                                             -------------------------------------------
                                                                                     1999                   1998
                                                                             --------------------   --------------------
NET REVENUES                                                                  $        1,739,416     $        2,449,290

COST OF SALES                                                                            605,318              1,458,925
                                                                             --------------------   --------------------
    Gross profit                                                                       1,134,098                990,365
                                                                             --------------------   --------------------
OPERATING EXPENSES:
    Selling, general and administrative                                                2,123,113              1,581,896
    Salaries and benefits                                                              1,115,897                993,361
    Depreciation                                                                         333,214                282,979
    Amortization of goodwill and intangibles                                             638,975                  7,861
                                                                             --------------------   --------------------
        Total operating expenses                                                       4,211,199              2,866,097
                                                                             --------------------   --------------------
        Operating loss                                                                (3,077,101)            (1,875,732)

EQUITY IN EARNINGS OF NETCO PARTNERS                                                      28,401                121,212

OTHER:

    Interest, net                                                                       (178,186)              (206,536)
    Other, net                                                                          (151,035)                10,097
                                                                             --------------------   --------------------
         Loss before minority interest                                                (3,377,921)            (1,950,959)

MINORITY INTEREST                                                                        (86,144)              (148,603)
                                                                             --------------------   --------------------
         Net loss                                                             $      (3,464,065)     $       (2,099,562)
                                                                             ====================   ====================
Basic and diluted loss per common share                                       $           (0.32)     $            (0.29)
                                                                             ====================   ====================

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)
                                                                      PREFERRED        PREFERRED        PREFERRED
                                                       COMMON           STOCK           STOCK             STOCK
                                                       STOCK          SERIES A         SERIES B          SERIES C
                                                   -------------  ----------------  ---------------  ----------------
Balance - December 31,1998                          $    81,613    $    1,360,000    $     640,000    $    2,000,000

Non-cash dividend - preferred stock                          67                 -                -                 -
Stock options and warrants exercised                      3,369                 -                -                 -
Issuance of common stock in private
  placements                                              8,261                 -                -                 -
Issuance of stock options and warrants for
  services rendered                                           -                 -                -                 -
Conversion of Series A and B Preferred Stock to
  common stock                                            3,006        (1,360,000)        (640,000)                -
Conversion of Series C Preferred Stock to
  common stock                                            5,000                 -                -        (2,000,000)
Conversion of Series D Preferred Stock to
  common stock                                            5,718                 -                -                 -
Conversion of Series D-2 Preferred Stock to
  common stock                                            1,000                 -                -                 -
Issuance of stock for services rendered                     490                 -                -                 -
Employee stock bonus                                         25                 -                -                 -
Amortization of employee stock bonuses                        -                 -                -                 -
Issuance of stock for acquisitions                       27,898                 -                -                 -
Net loss                                                      -                 -                -                 -
                                                   -------------  ----------------  ---------------  ----------------
Balance - June 30,1999                              $   136,447    $            -    $           -    $            -
                                                   =============  ================  ===============  ================

                                                      PREFERRED           PREFERRED           ADDITIONAL
                                                        STOCK               STOCK              PAID-IN           WARRANTS
                                                       SERIES D           SERIES D-2           CAPITAL         OUTSTANDING
                                                   -----------------   -----------------  -----------------  ---------------
Balance - December 31,1998                          $     1,837,441     $       314,820    $    31,140,339    $     834,583

Non-cash dividend - preferred stock                               -                   -             79,741                -
Stock options and warrants exercised                              -                   -          1,698,445                -
Issuance of common stock in private
  placements                                                      -                   -         11,703,002        2,866,071
Issuance of stock options and warrants for
  services rendered                                               -                   -             49,313                -
Conversion of Series A and B Preferred Stock to
  common stock                                                    -                   -          1,996,994                -
Conversion of Series C Preferred Stock to
  common stock                                                    -                   -          1,995,000                -
Conversion of Series D Preferred Stock to
  common stock                                           (1,469,953)                  -          1,464,235                -
Conversion of Series D-2 Preferred Stock to
  common stock                                                    -            (314,820)           313,820                -
Issuance of stock for services rendered                           -                   -             60,320                -
Employee stock bonus                                              -                   -             46,225                -
Amortization of employee stock bonuses                            -                   -                  -                -
Issuance of stock for acquisitions                                -                   -         37,098,773                -
Net loss                                                          -                   -                  -                -
                                                   -----------------   -----------------  -----------------  ---------------
Balance - June 30,1999                              $       367,488     $             -    $    87,646,207    $   3,700,654
                                                   =================   =================  =================  ===============

                                                        DEFERRED             ACCUMULATED
                                                      COMPENSATION             DEFICIT               TOTAL
                                                   -------------------   --------------------  -----------------
Balance - December 31,1998                          $        (510,333)    $      (36,175,028)   $     1,523,435

Non-cash dividend - preferred stock                                 -                (83,657)            (3,849)
Stock options and warrants exercised                                -                      -          1,701,814
Issuance of common stock in private
  placements                                                        -                      -         14,577,334
Issuance of stock options and warrants for
  services rendered                                                 -                      -             49,313
Conversion of Series A and B Preferred Stock to
  common stock                                                      -                      -                  -
Conversion of Series C Preferred Stock to
  common stock                                                      -                      -                  -
Conversion of Series D Preferred Stock to
  common stock                                                      -                      -                  -
Conversion of Series D-2 Preferred Stock to
  common stock                                                      -                      -                  -
Issuance of stock for services rendered                             -                      -             60,810
Employee stock bonus                                                -                      -             46,250
Amortization of employee stock bonuses                        102,066                      -            102,066
Issuance of stock for acquisitions                                  -                      -         37,126,671
Net loss                                                            -             (4,438,703)        (4,438,703)
                                                   -------------------   --------------------  -----------------
Balance - June 30,1999                              $        (408,267)    $      (40,697,388)   $    50,745,141
                                                   ===================   ====================  =================

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)
                                                                                           1999                      1998
                                                                                      ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               $  (4,438,703)           $  (3,682,506)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                                                    1,260,871                  508,879
          Equity in earnings of Netco Partners, net of (invested)/return of capital         (578,548)                  42,508
          Issuance of compensatory stock, stock options and warrants                         156,373                   15,578
          Amortization of deferred compensation costs                                        102,066                        -
          Recognition of deferred gain                                                        (9,062)                 (22,794)
          Amortization of deferred financing costs                                           204,756                   67,915
          Amortization of discount on convertible debentures                                       -                  107,750
          Assets written off - closed stores                                                  47,797                        -
          Minority interest                                                                  238,952                  242,977
          Changes in assets and liabilities:
            Receivables                                                                      392,779                  306,357
            Prepaid expenses                                                                  33,052                  132,453
            Merchandise inventories                                                           73,426                  681,182
            Other current assets                                                             (47,765)                   9,126
            Other assets                                                                      50,172                 (136,769)
            Accounts payable                                                                (989,207)                (970,671)
            Accrued professional fees                                                        (44,233)                 (67,361)
            Deferred revenue                                                                 (17,400)                (305,886)
            Other accrued expenses                                                             2,207                 (165,129)
                                                                                      ---------------          ---------------
              Net cash used in operating activities                                       (3,562,467)              (3,236,391)
                                                                                      ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash paid for acquisitions,net of cash received                                   (7,245,544)                       -
        Capital expenditures, net                                                           (106,165)                (109,906)
        Return of capital from Tekno Books to minority partner                              (163,620)                (153,579)
                                                                                      ---------------          ---------------
              Net cash used in investing activities                                       (7,515,329)                (263,485)
                                                                                      ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (repayments)/proceeds from revolving line of credit                             (758,917)                 283,405
        Proceeds from shareholder/officer loan                                               711,000                2,243,000
        Repayments of shareholder/officer loan                                              (811,000)                (857,500)
        Net proceeds from issuance of common stock                                        14,577,334                  999,461
        Proceeds from exercise of stock options and warrants                               1,701,814                        -
        Dividends on preferred stock                                                               -                  (40,000)
        Repayments under capital lease obligations                                          (244,437)                 217,988
                                                                                      ---------------          ---------------
              Net cash provided by financing activities                                   15,175,794                2,846,354
                                                                                      ---------------          ---------------
              Net increase (decrease) in cash and cash equivalents                         4,097,998                 (653,522)

CASH AND CASH EQUIVALENTS, beginning of period                                               729,334                  887,153
                                                                                      ---------------          ---------------
CASH AND CASH EQUIVALENTS, end of period                                               $   4,827,332            $     233,631
                                                                                      ===============          ===============
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
        Interest paid                                                                  $     174,472            $     254,323
                                                                                      ===============          ===============

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

         The Company follows Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in the financial statements for all periods presented. There were no differences between net income on the consolidated financial statements and comprehensive income.

         The results of operations and cash flows for the six and three months ended June 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 1999.

         The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(2) ACQUISITIONS:

         (a) CinemaSource:

         On May 18, 1999, the Company acquired substantially all of the assets of CinemaSource, Inc. ("CinemaSource"), a privately held company, pursuant to the terms of the Asset Purchase Agreement dated March 29, 1999 for $6.5 million in cash and 436,191 shares of the Company's common stock valued at $12.50 per share. At the closing of the acquisition, the Company directed CinemaSource to transfer the assets sold, on the Company's behalf, to its wholly owned subsidiary, Showtimes.com, Inc. ("Showtimes.com"). The shares of the Company's common stock issued at the time of acquisition are restricted from resale for the first 12 months following the closing of the transaction and are subject to volume limitations regarding resale thereafter. CinemaSource gathers movie data, including showtimes, synopses, photos and trailers, from theaters across the country, and then licenses this data, in a compiled manner, to both large and small media companies. CinemaSource licenses this information to more than 100 different media outlets, including customers such as Yahoo!, Excite, Go Network, Ticketmaster/City Search and Zip2.

         This acquisition was accounted for as a purchase and, accordingly, the operating results of Showtimes.com have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of $12.6 million is being amortized over 10 years.

         (b) hollywood.com, Inc.:

         On May 20, 1999, the Company acquired all of the capital stock of hollywood.com, Inc. ("hollywood.com"), formerly called Hollywood Online Inc., from The Times Mirror Company ("Times Mirror"). The merger occurred in accordance with the Agreement and Plan of Merger dated January 10, 1999 (the "Merger Agreement"). The aggregate consideration paid to Times Mirror by the Company consisted of a one-year unsecured promissory note for $1,928,138 and 2,300,075 shares of common stock, which was valued as of the date of the transaction at $12.63953 per share. Hollywood.com owns and operates the Hollywood.com website offering viewers movie information, movie trailers, box office charts, movie soundtracks, photos and exclusive interactive games, celebrity interviews, local movie showtimes, and coverage of movie premieres, film festivals and movie-related events.

         This acquisition was accounted for as a purchase and, accordingly, the operating results of hollywood.com have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of $27.2 million is being amortized over 10 years. In addition, an intangible asset of $4.6 million was recorded as part of the acquisition and is being amortized over the life of the contract, approximately three years.

         The purchase price of hollywood.com and CinemaSource was allocated to assets and liabilities acquired as follows:

Tangible assets                               $ 2,471,539
Intangible assets                               4,564,513
Goodwill                                       39,783,840
Liabilities assumed                              (519,539)
                                              ------------
Total purchase price                           46,300,353

Less value of common stock issued             (37,126,671)

Less value of note issued                      (1,928,138)
                                              ------------
Paid in cash                                  $ 7,245,544
                                              ============

         The following are unaudited pro forma combined results of operations of the Company, hollywood.com and CinemaSource for the six and three month periods ended June 30, 1998 and 1999, as if the acquisitions of hollywood.com and CinemaSource had occurred at the beginning of each period:

                                            SIX MONTHS ENDED JUNE 30,         THREE MONTHS ENDED JUNE 30,
                                        -------------------------------     ------------------------------
                                             1999              1998              1999             1998
                                        -------------     -------------     -------------     ------------
Net Revenues                            $   4,395,487     $   6,236,541     $   2,185,327     $  2,987,949
                                        =============     =============     =============     ============

Net Loss                                $  (9,178,411)    $  (8,016,203)    $  (5,618,674)    $ (4,088,410)
                                        =============     =============     =============     ============

Pro Forma Diluted Loss  Per Share       $       (0.72)    $       (0.81)    $       (0.41)    $      (0.41)
                                        =============     =============     =============     ============

Weighted Average Shares Outstanding        12,770,177         9,889,176        13,549,672       10,066,979
                                        =============     =============     =============     ============


(3) DEBT:

         On May 20, 1999 the Company delivered a $1,928,138 one-year unsecured promissory note of the Company payable to Times Mirror in accordance with the Merger Agreement. The promissory note has a maturity date of May 20, 2000 (at which time the aggregate principal balance thereof must be repaid in full) and bears interest at the prime rate in effect from time to time of Citibank, N.A. plus 1%. Interest is due quarterly in arrears beginning June 30, 1999 with the final payment due at maturity. The promissory note may be prepaid in whole or in part at any time without payment of any premiums or penalty.

         As of June 30, 1999, the Company had no other indebtedness other than the note payable to Times Mirror and Capital lease obligations.

         In December 1997, the Company established a $5 million credit facility with BankBoston, which the Company used to finance the cost of inventories for its retail operations. As of June 30, 1999 this credit facility was terminated and all amounts have been paid in full. BankBoston received five-year warrants to buy 30,000 shares of the Company's common stock at an exercise price of $9.68 per share. On May 18, 1999 the warrants were exercised and BankBoston received 16,446 shares of the Company's common stock in accordance with the cashless exercise provision of the contract.

         During the first quarter of 1999, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President agreed to increase their previously extended $1.1 million unsecured line of credit facility to the Company to $5.5 million to enable the Company to meet its working capital requirements for the balance of 1999. This commitment terminated in accordance with its terms during the second quarter of 1999 as a result of the Company raising in excess of $5.5 million from other sources for working capital purposes. There were no borrowings by the Company under this facility as of June 30, 1999.

(4) COMMON STOCK:

         On June 30, 1998, the Company entered into a private equity line of credit agreement with two accredited investors. Pursuant to his agreement, these investors issued irrevocable commitments to purchase 433,334 shares of common stock of the Company over a one-year period. These investors purchased an aggregate of 177,042 shares of The Company's common stock in 1998 and the remaining 256,292 shares of the Company's common stock during the three months ended March 31, 1999. The gross proceeds received from these investors for shares purchased during 1999 totaled $2,609,320. Offsetting this amount, costs to issue the shares totaling $140,661 were charged to additional paid-in capital during the three months ended March 31, 1999.

         On April 14, 1999, the holders of the Company's Series D 7% Convertible Preferred Stock ("Series D Preferred Stock") converted 200 of the outstanding shares of Series D Preferred Stock into 571,788 shares of the Company's common stock.

         On April 14, 1999, the holders of the Company's Series D-2 7% Convertible Preferred Stock ("Series D-2 Preferred Stock") converted all of the outstanding shares of Series D-2 Preferred Stock into 100,000 shares of the Company's common stock.

         On May 18, 1999, the holders of the Company's Series A and B Variable Rate Convertible Preferred Stock ("Series A and B Preferred Stock") converted all of the outstanding shares of Series A and B Preferred Stock into 300,631 shares of the Company's common stock.

         On May 17, 1999, the Company issued 569,820 shares of common stock in a private placement at a purchase price of $21.25 per share. In addition, the Company issued to the same investors warrants to purchase an aggregate of 189,947 shares of common stock at an exercise price of $21.25 per share. The gross proceeds of the private placement were $12,108,675. The Company issued 42,600 shares of common stock as a fee to the placement agent.

         On May 18, 1999, the Company acquired substantially all of the assets of CinemaSource, Inc. The purchase price consisted of cash and 436,191 shares of common stock valued at $12.50 per share.

         On May 20, 1999, the Company acquired all of the capital stock of hollywood.com, Inc. The purchase price consisted of an unsecured promissory note and 2,300,075 shares of common stock valued at $12.64 per share. As part of the transaction costs the Company issued 53,452 shares of common stock for services rendered in connection with the acquisition.

         During the six months ended June 30, 1999, the Company issued 336,971 shares of common stock upon the exercise of outstanding stock options and warrants, for which the Company received $1,701,814 in exercise proceeds.

(5) NETCO PARTNERS:

         The Company owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the publishing and licensing of entertainment properties including Tom Clancy's NET FORCE. NetCo Partners has entered into numerous licensing agreements, including book publishing agreements with The Berkley Publishing Group, Random House Audio, Books on Tape, Inc. and various foreign publishers, an ABC television mini-series agreement, and a product placement agreement with the Dodge division of Chrysler Corporation. NetCo Partners recognizes revenues pursuant to these contracts when the earnings process has been completed based on the terms of the various contracts and at the point where ultimate collection of such revenue is no longer subject to significant contingencies such that collection is substantially assured. The revenues, gross profit and net income of NetCo Partners for the six and three months ended June 30, 1999 and 1998 are presented below:

                 SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                 -------------------------     ---------------------------
                    1999           1998           1999           1998
                 ----------     ----------     ----------     ----------
Revenues         $2,755,870     $  780,944     $   66,898     $  323,000
Gross Profit      2,238,158        637,422         56,094        270,555
Net Income        2,245,181        580,789         56,802        242,424

         The decrease in revenues during the three months ended June 30, 1999 is attributable to a lesser number of manuscripts delivered during the period.

         As of June 30, 1999, NetCo Partners has $3,865,010 in accounts receivable. Management of NetCo Partners believes that these receivables will be collected in full and no reserves have been established.

         NetCo Partners' deferred revenues, consisting of cash advances received but not yet recognized as income, amounted to $983,224 as of June 30, 1999.

         As of June 30, 1999, the Company has received cumulative profit distributions from NetCo Partners since its formation totaling $3,375,495, in addition to reimbursement of substantially all amounts advanced by the Company to fund the operations of NetCo Partners.

(6) LOSS PER COMMON SHARE:

         Basic loss per common share is computed by dividing net loss, after deducting dividends applicable to preferred stock, by the weighted average number of common shares outstanding.

         The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 1999 and 1998:

                                           SIX MONTHS ENDED JUNE 30,          THREE MONTHS ENDED JUNE 30,
                                        ------------------------------      ------------------------------
                                            1999              1998              1999              1998
                                        ------------      ------------      ------------      ------------
Net Loss                                $ (4,438,703)     $ (3,682,506)     $ (3,464,065)     $ (2,099,562)

Preferred Stock Dividends                    (91,460)         (124,301)            7,802           (62,383)
                                        ------------      ------------      ------------      ------------

Net Loss Available to Common            $ (4,530,163)     $ (3,806,807)     $ (3,456,263)     $ (2,161,945)
Shareholders

Weighted Average Shares Outstanding       10,033,911         7,152,910        10,813,406         7,330,713
                                        ------------      ------------      ------------      ------------

Basic and Diluted Loss per Share        $      (0.45)     $      (0.53)     $      (0.32)     $      (0.29)
                                        ============      ============      ============      ============

         Inclusion of convertible preferred shares as dilutive securities would have an antidilutive effect on the loss per share calculation. Accordingly, these shares have been excluded from the calculation for the six and three months ended June 30, 1999 and 1998. The aggregate number of shares of common stock that are issuable upon conversion of all outstanding shares of Preferred Stock Series D at June 30, 1999 is 108,071 shares. Options and warrants to purchase 3,182,671 shares of common stock at exercise prices ranging from $0.01 to $21.25 per share were also not included in the computation of loss per share for the six and three months ended June 30, 1999 because the result would be antidilutive. In addition, there are 394,466 shares of common stock held in escrow as additional collateral under a sale/leaseback transaction. These shares, which may be released by the escrow agent only in the event that the Company is in default under the sale/leaseback agreement, have not been included in the computation of loss per share. Because the market price of the common stock has increased, the Company has the right to cause a significant portion of these shares to be released from escrow and returned to the Company.

(7) SEGMENT REPORTING:

         The Company has two reportable segments: Internet/retail and intellectual properties. The Internet/retail segment operates several different Internet businesses including hollywood.com, our movie content website, bigE.com, our e-commerce website where we sell movie and other entertainment merchandise over the Internet, CinemaSource, a provider of movie showtimes listings to the Internet industry and other media companies, and retail stores and kiosks that sell entertainment-related merchandise. The Company has greatly reduced the retail stores operations during 1998 and currently anticipates closing all mall locations by the end of 1999. The intellectual properties segment owns or controls the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities, which it licenses across all media, including books, film and television, multimedia software, toys and other products.

         The Company does not have intersegment sales or transfers. The following table illustrates the financial information regarding the Company's reportable segments.

                                             SIX MONTHS ENDED JUNE 30,        THREE MONTHS ENDED JUNE 30,
                                           ----------------------------      ----------------------------
                                              1999             1998              1999            1998
                                           -----------      -----------      -----------      -----------
Revenues:
Mall Based Retail/Internet                 $ 2,027,413      $ 4,122,773      $ 1,252,605      $ 1,808,064
Intellectual Properties                      1,027,777        1,036,453          486,811          641,226
                                           -----------      -----------      -----------      -----------
                                           $ 3,055,190      $ 5,159,226      $ 1,739,416      $ 2,449,290
                                           ===========      ===========      ===========      ===========
Gross Profit:
Mall Based Retail/Internet                 $ 1,174,232      $ 2,092,186      $   914,540      $   746,733
Intellectual Properties                        615,368          502,590          219,558          243,632
                                           -----------      -----------      -----------      -----------
                                           $ 1,789,600      $ 2,594,776      $ 1,134,098      $   990,365
                                           ===========      ===========      ===========      ===========
Depreciation and Amortization Expense:
Mall Based Retail/Internet                 $ 1,207,695      $   397,298      $   950,018      $   205,269
Intellectual Properties                         53,176          111,581           22,171           85,571
                                           -----------      -----------      -----------      -----------
                                           $ 1,260,871      $   508,879      $   972,189      $   290,840
                                           ===========      ===========      ===========      ===========
Operating Loss:
Mall Based Retail/Internet                 $(2,930,493)     $(2,552,339)     $(1,671,557)     $(1,261,291)
Intellectual Properties                     (1,741,949)        (759,254)      (1,405,544)        (614,441)
                                           -----------      -----------      -----------      -----------
                                           $(4,672,442)     $(3,311,593)     $(3,077,101)     $(1,875,732)
                                           ===========      ===========      ===========      ===========
Interest, net:
Mall Based Retail/Internet                 $   343,334      $   231,334      $   166,712      $    99,809
Intellectual Properties                         25,628          209,790           11,474          106,727
                                           -----------      -----------      -----------      -----------
                                           $   368,962      $   441,124      $   178,186      $   206,536
                                           ===========      ===========      ===========      ===========
Capital Expenditures (net):
Mall Based Retail/Internet                 $    87,548      $   102,314      $    22,490      $   (17,001)
Intellectual Properties                         18,617            7,592               --               --
                                           -----------      -----------      -----------      -----------
                                           $   106,165      $   109,906      $    22,490      $   (17,001)
                                           ===========      ===========      ===========      ===========

(8) USE OF ESTIMATES:

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Significant estimates include management's estimate that accounts receivable of NetCo Partners as of June 30, 1999 will be collected in full, and that no reserve for uncollectible accounts is necessary (see Note 5).

         The net debit for retail operations will be recovered through future operations or sales proceeds.

(9) PENDING TRANSACTIONS:

         (a) On June 18, 1999, the Company entered into an agreement in principle to acquire the motion picture Internet and data properties of media industry analyst Paul Kagan for $9 million in common stock of the Company and a warrant to purchase common stock of the Company valued at $1 million. Assets to be purchased include pkbaseline.com, one of the largest and most authoritative online databases of movie and television information. The Company anticipates closing this transaction during the third quarter of 1999.

         (b) During the second quarter of 1999, the Company and CBS Corporation ("CBS") signed an agreement in principle for CBS to receive a 35% ownership interest in the Company's Internet business. In exchange, the Company's Internet business will receive $100 million of CBS promotion and content across the full range of CBS properties over a 7-year period.

(10) COMMITMENTS AND CONTINGENCIES:

         TAX LOAN - As part of the Asset Purchase Agreement between the Company and CinemaSource, the Company has agreed to make a loan to the shareholder of CinemaSource to pay the taxes due on the portion of the purchase price paid in the form of common stock (not to exceed 24% of the value of the shares at the time of closing). As of June 30, 1999, a loan had not been granted.

         RESERVE FOR CLOSED STORES AND LEASE TERMINATION COSTS - The Company has aggressively pursued closure of its mall-based retail stores and closed 29 kiosk locations during 1998 and one in-line store in early 1999. Fifteen of the 29 mall leases were terminated at the expiration of the lease, or at the mutual consent of the Company and lessor, at no additional cost to the Company. The Company has reached agreement with certain of the other lessors to terminate the leases based on a maximum rental payment stream to be paid out over time, in most cases over a period of four months. The Company is currently negotiating with the remaining lessors to obtain assignment of and/or release from certain of its lease obligations, which are typically short term in duration. An aggregate charge in the amount of $1,121,028 was recorded in fiscal 1998 consisting of $653,474 for the write-off of 10 kiosks which the Company earmarked for abandonment, plus the write down of other property and equipment of the entertainment retail division, and a reserve of $467,554 for the estimated cost of the early lease terminations. During the six months ended June 30, 1999, the Company reduced this reserve by $101,174 for payments made to the lessors under various lease termination agreements. At June 30, 1999, the remaining carrying value of the inventory and fixed assets of the entertainment retail operations (some of which is utilized by the Internet e-commerce store, BIGE.COM) is approximately $4,017,000.

         LITIGATION - The Company is a party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse impact on the Company's financial condition or results of operations.

(11) RECLASSIFICATION:

         Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 classification.

(12) SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30,1999:

         o The Company recorded the conversion of $5,784,773 of Series A,B,C,D, and D-2 Preferred Stock into 1,472,419 shares of common stock.

         o Non-cash dividends on its Series A,B,C, D and D-2 Convertible Preferred Stock in the amount of $83,657 were recorded, of which $79,808 was paid through the issuance of 6,675 shares of common stock.

         o Capital lease transactions totaled $56,068.

         o The Company issued 2,500 shares of restricted stock valued at $46,250 as an incentive stock bonus to an officer.

         NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30, 1998:

         o Capital lease transactions totaled $37,399.

         o Dividends on Series A and B Convertible Preferred Stock in the amount of $84,301 which were paid through the issuance of 17,251 shares of common stock were recorded.

         o Convertible debentures of $650,000 were converted into 173,568 shares of common stock, plus accrued interest.

         o The Company issued 100,000 shares of common stock under a private equity line agreement with two investors for $500,000, less accrued expenses of $74,315. The placement agent received 3,000 shares of common stock as part of this transaction.

         o The Company issued 10,430 shares of restricted common stock valued at $50,000 as an incentive stock bonus to an executive.

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Big Entertainment, Inc. ("Big Entertainment" or the "Company"), which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth, acquisition, and divestiture strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Such factors include, but are not limited to, the limited operating history of our Internet business, our continued operating losses and accumulated deficit, our need to raise additional working capital, the continued closing of our mall-based retail stores, dependence on our relationships with authors, our ability to compete in the Internet and licensing industries, dependence on key management personnel, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

         GENERAL

         We are a diversified company whose businesses include Internet operations and traditional mall-based retail stores and the development and licensing of intellectual properties. We have two operating divisions: the Internet and retail division and the intellectual properties division. The Internet and retail division conducts its operations through the following wholly owned direct and indirect subsidiaries of the Company:

         o hollywood.com, Inc., the owner of the Hollywood.com website;

         o Big Online, Inc., the owner of the bigE.com website;

         o Hollywood.com International, Inc., the company engaged in expanding the hollywood.com and bigE.com websites internationally;

         o Showtimes.com, Inc., the owner of the CinemaSource and EventSource businesses; and

         o Tekno Comix, Inc., the owner of six mall-based retail stores.

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

         INTERNET OPERATIONS

         We operate several different Internet businesses including Hollywood.com, our movie content website, bigE.com, our e-commerce website where we sell movie and other entertainment merchandise over the Internet, and CinemaSource and EventSource, providers of movie showtimes listings and event listings to the Internet industry and other media companies.

         We launched our Internet store, bigE.com, in November 1998. It features a product line of branded licensed merchandise including apparel, art, collectibles, housewares, toys, accessories, costumes, games, high tech merchandise and media items. Our merchandise is based on movies, television shows, and games such as Star Wars, Southpark, X-Files, Austin Powers, Pokeman, Rugrats, Star Trek and Teletubbies, and popular culture. Our strategy is to make our website a one-stop shopping experience for anyone seeking entertainment merchandise. To date, traffic to bigE.com has primarily come from relationships that we have with other Internet companies and their websites, including usatoday.com, Yahoo!, excite, nj.com. and others.

         On May 20, 1999, we acquired hollywood.com, Inc., which owns Hollywood.com, a movie content website with approximately 1 million pages of movie information including movie descriptions, commentary, movie showtimes listings, movie soundtrack excerpts, and an extensive multimedia library. We acquired hollywood.com, Inc. from The Times Mirror Company for $31 million, which was paid by issuing Times Mirror 2,300,075 shares of our common stock and a one-year unsecured promissory note for $1,928,138. There were two principal reasons why we found the acquisition of Hollywood.com to be attractive. The first was the "Hollywood.com" brand name, which is already established on the Internet as a popular movie website. We also believe that people around the world associate the "Hollywood" name with movies and entertainment. The second reason was an exclusive contract that hollywood.com has with the National Association of Theatre Owners (NATO). Through this contract, hollywood.com promotes its website to movie audiences by airing trailers about hollywood.com before the feature films that play in most NATO-member theatres. In exchange, hollywood.com provides websites for the exhibiting NATO members. These websites contain movie showtimes information for each theatre. In addition, as part of the acquisition, we are able to offer stories from the LOS ANGELES TIMES, which is owned by Times Mirror, on our website, and our Internet studio store, bigE.com, will be included on latimes.com.

         On May 18, 1999, we purchased substantially all of the assets of CinemaSource, Inc. Our wholly owned subsidiary, Showtimes.com, Inc., operates the CinemaSource business and is developing the EventSource business. CinemaSource provides movie showtimes and other movie-related information to the Internet industry and other media companies. CinemaSource provides this information to more than 100 different media outlets, including customers such as Yahoo!, Excite, Go Network, Ticketmaster/CitySearch, and Zip 2. EventSource is a new business that is expanding through the existing CinemaSource customer base. EventSource provides information on events in major cities around the country. We paid $6.5 million in cash and issued 436,191 shares of our common stock for the CinemaSource assets.

         In order to raise the cash to acquire CinemaSource, we completed a private placement of our common stock on May 17, 1999. We raised $12.1 million from this offering in which we sold 569,820 shares of our common stock for $21.25 per share and issued warrants granting the holders the right to buy 189,947 shares of our common stock at an exercise price of $21.25 per share.

         We plan to continue to expand our Internet operations and have several pending transactions, including an agreement in principle entered into with CBS on April 12, 1999. Under this agreement in principle, CBS will acquire 35% of our Internet operations in exchange for $100 million in advertising and promotion to be provided by CBS over the next seven years.

         We have also entered into an agreement with Paul Kagan Associates, Inc. for the purchase of its motion picture-related assets, including the website PKBaseline.com. PKBaseline.com is an online service that provides subscribers with access to a comprehensive database containing extensive information on over 67,000 films and TV programs. This information includes biographies, reviews, box office data and cost estimates. We plan to use a portion of the PKBaseline database to enhance the content currently contained on Hollywood.com.

         Our intent is to combine all of our Internet assets (Hollywood.com, bigE.com, CinemaSource, and PKBaseline.com) into a movie Internet business that generates revenues through advertising sales, content syndication and online retail sales. We plan to increase our promotional efforts for our Internet business by using the $100 million of advertising and promotional support that we will have when the pending CBS transaction discussed above is completed, and by continuing our other marketing programs. We also plan to expand the Hollywood.com and bigE.com websites internationally through our recently announced affiliation with AOL Latin America and through relationships with other foreign partners. On August 5, 1999, we announced a multi-year commerce and content agreement under which hollywood.com will be an anchor tenant in the entertainment channels of AOL branded services in Latin America and bigE.com will be prominently positioned in the shopping channels of AOL branded services in Latin America.

         RETAIL STORES

          In addition to our Internet store, we currently operate six mall-based retail stores that sell entertainment-related merchandise. We greatly reduced our mall-based operations during 1998 and currently anticipate selling or closing all of our mall stores by the end of 1999.

         INTELLECTUAL PROPERTIES DIVISION

         GENERAL. Our intellectual properties division owns the exclusive rights to intellectual properties, which are complete stories and ideas for stories, created by best-selling authors and media celebrities. Some examples of our intellectual properties are LEONARD NIMOY'S PRIMORTALS, MICKEY SPILLANE'S MIKE DANGER and ANNE MCCAFFREY'S ACORNA THE UNICORN GIRL. We license rights to our intellectual properties to companies such as book publishers, film and television studios, multi-media software companies and producers of other products. These licensees develop books, television series and other products based on the intellectual properties licensed from us. We generally obtain the exclusive rights to the intellectual properties and the right to use the creator's name in the titles of the intellectual properties (e.g., MICKEY SPILLANE'S MIKE DANGER and LEONARD NIMOY'S PRIMORTALS). Our intellectual properties division also includes a book development and book licensing operation that develops and executes book projects, typically with best-selling authors. They license the books for publication with book publishers such as HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Penguin Putnam and Warner Books. The book development and book licensing division has a library of more than 1,000 books.

         LICENSING ACTIVITIES. Set forth below is a discussion of the Company's intellectual properties published during the second quarter of 1999 and the licensing activities related thereto. Those properties which are owned through NetCo Partners (in which the Company has a 50% interest) are so indicated. It is important to note that the Company (or NetCo Partners, if applicable) has the right to include the author's or celebrity's name as part of the title of the intellectual property for all licensed products, including books, television series and films based on such intellectual properties. The Company is generally obligated to pay the authors or celebrities fees based on amounts received by the Company from the licensing to third parties of the rights to produce other products featuring the intellectual properties. The Company seeks when possible to license its intellectual properties on terms that provide to the Company advance payments against royalties to be earned and that minimize or eliminate the Company's additional development costs going forward. The Company is continually in discussions with publishers, television networks, movie studios and other licensees to contract for additional licensing opportunities based on the Company's library of intellectual properties.

         o TOM CLANCY'S NET FORCE ("Net Force") (a NetCo Partners' property) was licensed for production as a four-hour television mini-series which aired on ABC in February 1999; for publication of six adult and 18 young adult novels to be published in North America by Berkley Publishing Group (a division of Pearson, plc.); for publication of the first two adult books as audio books by Random House Audio Publishing; and for book publication and distribution rights in foreign countries and languages throughout the world with eight different foreign publishers. The fourth young adult novel was published domestically during the second quarter of 1999. NetCo Partners has also entered into a product placement agreement with Dodge, a division of Chrysler Corporation, pursuant to which NetCo Partners has agreed to feature Dodge vehicles in the first four NET FORCE novels.

         o ANNE MCCAFFREY'S ACORNA: UNICORN GIRL has been licensed to HarperCollins for the North American publication and distribution of four prose novels and one illustrated novel. The original contract with HarperCollins included only the first two prose novels and the illustrated novel, which were published in 1997 and 1998. The paperback version of the second prose novel was published during the second quarter of 1999. Based on the popularity of the initial books, HarperCollins continued this book series by entering into a licensing agreement with the Company for two additional books. This intellectual property has also been licensed to Books on Tape, Inc. for production of unabridged audio recordings of the first three prose novels, two of which were released in early 1999, and to various other parties for licensing rights in certain countries outside the United States and Canada.

         o MARGARET WEIS' TESTAMENT OF THE DRAGON has been licensed to HarperCollins for publication of an illustrated novel, which was published in 1997, and for publication of a prose novel, which was released by HarperCollins in 1998. The paperback version of the prose novel was released during the second quarter of 1999.

         o GENE RODDENBERRY'S XANDER IN LOST UNIVERSE has been licensed to DAW Books, Inc. (partner of Penguin Putnam) for publication of two novels based on this space adventure concept created by the late creator of STAR TREK(TM).

         NETCO PARTNERS. In June 1995, the Company and C.P. Group Inc. ("C.P. Group"), entered into an agreement to form NetCo Partners (the "NetCo Joint Venture Agreement"). NetCo Partners is engaged in the publishing and licensing of entertainment properties, and has entered into various licensing agreements described above.

         The Company and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy owns 50% of C.P. Group. C.P. Group contributed to NetCo Partners all rights to NET FORCE, and the Company contributed to NetCo Partners all rights to TAD WILLIAMS' MIRRORWORLD, ARTHUR C. CLARKE'S WORLDS OF ALEXANDER (formerly called CRIOSPHINX), NEIL GAIMAN'S LIFERS, and ANNE MCCAFFREY'S SARABAND.

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

         BOOK DEVELOPMENT AND LICENSING. The Company conducts its book development and licensing activities through its 51%-owned subsidiary, Tekno Books. Tekno Books is a leading book packager of fiction and non-fiction, with approximately 1,064 books published since its inception (approximately 355 published since the fourth quarter of 1994, when the Company acquired its interest in Tekno Books) and approximately 180 additional books under contract that are forthcoming. In addition to providing the Company with access to a number of best-selling authors, Tekno Books creates book projects by developing concepts, negotiating publishing agreements and executing substantially all aspects of the book projects. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. These books have been published with more than 60 publishers (including HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Penguin Putnam and Warner Books), translated into 32 languages, and selected by 22 different book clubs. Tekno Books is also a leading producer of novels and anthologies in the science fiction, fantasy, mystery, horror and Western genres.

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

         Tekno Books, through its wholly owned subsidiary, Tekno Books International, LLC, also has entered into an agreement with The Classica Foundation, a Russian charitable organization ("Classica"). Classica holds the only catalogue of archived documents contained in the Russian archives, consisting of millions of documents that were captured by the Soviets from the German archives at the end of World War II. This includes a substantial portion of the German Archives up to 1945 as well as voluminous documents from archives of countries occupied by Germany during World War II. Classica has advised the Company that until this time, the bulk of these files have not been seen outside of Russia. This agreement with Classica grants Tekno Books the exclusive use of this catalogue to the Russian archives, and the right to copy the materials contained therein for use in licensing rights for books, CD-ROMs, on-line, documentaries, television specials and feature films based on these materials. Tekno Books has developed an extensive list of major book projects that may be developed from these archives, including books on topics such as the German military, German intelligence activities before and during World War II, the Nazi party, certain of Hitler's personal papers and correspondence, Germany's plan for the occupation of England, and German-Vatican relations. Many of these topics also have the potential to be developed as CD-ROMs, television specials and feature films. Work has already begun on several book projects based on the archived materials. The Company and Tekno Books intend to donate copies of any documents related to the Holocaust or any profit derived therefrom to appropriate Holocaust-related charitable organizations. Tekno Books paid $100,000 in 1997 and another $100,000 during 1998 to secure these rights. Tekno Books also paid $25,000 to extend this agreement through the six months ending September 12, 1999. We expect that further six-month extensions will be available to Tekno Books for additional payments of $25,000 each.

         Tekno Books owns a 50% interest in MYSTERY SCENE MAGAZINE, a trade journal of the mystery genre. The Company also owns a 25% interest in the magazine.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1999 ("Q2-99") AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998 ("Q2-98"), AND SIX MONTHS ENDED JUNE 30, 1999 ("Y2-99") AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 ("Y2-98").

         The following table summarizes the Company's revenues, cost of sales and gross profit by division for Q2-99 and Q2-98, Y2-99, and Y2-98 respectively:

                 INTELLECTUAL    MALL BASED
                  PROPERTIES   RETAIL/INTERNET    TOTAL
                 ------------  ---------------  ----------
Q2-99

Net Revenues      $  486,811     $1,252,605     $1,739,416
Cost of Sales        267,253        338,065        605,318
                  ----------     ----------     ----------
Gross Profit      $  219,558     $  914,540     $1,134,098
                  ==========     ==========     ==========

Q2-98

Net Revenues      $  641,226     $1,808,064     $2,449,290
Cost of Sales        397,594      1,061,331      1,458,925
                  ----------     ----------     ----------
Gross Profit      $  243,632     $  746,733     $  990,365
                  ==========     ==========     ==========

Y2-99

Net Revenues      $1,027,777     $2,027,413     $3,055,190
Cost of Sales        412,409        853,181      1,265,590
                  ----------     ----------     ----------
Gross Profit      $  615,368     $1,174,232     $1,789,600
                  ==========     ==========     ==========

Y2-98

Net Revenues      $1,036,453     $4,122,773     $5,159,226
Cost of Sales        533,863      2,030,587      2,564,450
                  ----------     ----------     ----------
Gross Profit      $  502,590     $2,092,186     $2,594,776
                  ==========     ==========     ==========

         NET REVENUES

         The Company acquired the hollywood.com and CinemaSource Internet businesses on May 20 and May 18, 1999, respectively. Therefore the Q2-99 results of operations for the Internet and mall based retail division are not reflective of the results of operations for future periods.

         Net revenues (not taking into account the Company's 50% interest in NetCo Partners) decreased by 29%, or $709,874, to $1,739,416 for Q2-99 from $2,449,290 for Q2-98. Net revenues for Y2-99 decreased by $2,104,036, or 41%, to $3,055,190 from $5,159,226 for Y2-98. The decrease in net revenues is attributable to the decrease in retail revenues as a result of the phase-out of the Company's mall-based retail operations. For Q2-99, revenues generated by the Internet/mall-based retail division amounted to 72% of the Company's total revenues while revenues from the intellectual properties division amounted to 28% of the total. By comparison for Q2-98, Internet/mall-based retail revenues amounted to 74% of the total and intellectual properties revenues amounted to 26% of the total.

         GROSS PROFIT

         Overall Company gross profit increased by 15%, or $143,733, to $1,134,098 for Q2-99 from $990,365 for Q2-98. As a percentage of net revenues, gross profit increased to 65% for Q2-99 from 40% for Q2-98. The increase in gross profit is attributable to the change in the mix of revenues being recognized in our Internet/mall-based retail division. Revenues from our mall-based retail operations which generate a lower gross profit have decreased substantially, while revenues from our internet business, which generate higher gross profits have increased. The Company's overall gross profit decreased $805,176 or 31%, from $2,594,776 for Y2-98 to $1,789,600 for Y2-99 due to phase out of our mall-based retail operations.

         INTERNET/RETAIL DIVISION

         The internet and retail division generates revenues through sales of its entertainment merchandise over the Internet and in its mall-based retail stores, by providing movie showtimes listings to the Internet industry and other media companies and by selling advertising on its movie content web site.
The composition of net revenues is as follows:

                                           Q2-99                           Q2-98
                                -------------------------     -------------------------
                                    $                  %          $                  %
                                ----------            ---     ----------            ---
Retail Sales                    $  238,762             19     $1,358,064             75
Advertising Income - Retail (ABC)       --             --        450,000             25
Internet Sales                   1,013,843             81             --             --
                                ----------            ---     ----------            ---
   TOTAL                        $1,252,605            100     $1,808,064            100
                                ==========            ===     ==========            ===

                                           Y2-99                           Y2-98
                                -------------------------     -------------------------
                                    $                  %          $                  %
                                ----------            ---     ----------            ---
Retail Sales                    $  715,662             35     $2,872,773             70
Advertising Income - Retail (ABC)  220,000             11        900,000             22
Internet Sales                   1,091,751             54             --             --
Franchise Fee Income                    --             --        350,000              8
                                ----------            ---     ----------            ---
   TOTAL                        $2,027,413            100     $4,122,773            100
                                ==========            ===     ==========            ===

On a pro forma basis, assuming that the completion of the acquisition of hollywood.com, Inc. and CinemaSource occurred on April 1, 1999, Internet-related net revenues for the second quarter were $1,468,127 a 174% increase over $535,597 of such net revenues for the second quarter of 1998. For the six months ended June 30, 1999 pro forma Internet-related net revenues totaled $2,440,422 a 125% increase over $1,085,000 of such net revenues for the same period of 1998.

         Net revenues for this division decreased by 31%, or $555,459, to $1,252,605 for Q2-99 from $1,808,064 for Q2-98 and decreased 51%, or $2,095,360 from $4,122,773 for Y2-98 to $2,027,413 for Y2-99. The Company's decision to exit the mall-based retail business in 1998 has contributed greatly to the reduced level of retail revenues. This decrease in revenues was offset by an increase in Internet revenues recognized as a result of the Company's acquisitions, as discussed below.

         The Company began closing its marginal kiosk units during Q1-98 and closed a total of 29 kiosks during 1998. An additional in-line store was closed in Q1-99, leaving the Company with six mall-based retail stores at June 30, 1999. Retail sales decreased 82%, or $1,119,302, to $238,762 for Q2-99 as compared to $1,358,064 for Q2-98 and decreased 75%, or $2,157,111, to $715,662 for Y2-99 as compared to $2,872,773 for Y2-98. Principally due to decreased retail revenues due to the closure of the mall-based stores as noted above.

         Net revenues include imputed income from running ABC video clips on the in-store television monitors in exchange for advertising air time on local ABC affiliate television stations. The Company records the estimated fair value of the air time received from the ABC affiliates as the value of the revenues earned by playing the ABC video clips in its retail units. Revenues decreased by $450,000 for Q2-99 as compared to Q2-99 because the Company discontinued playing the video clips during the first quarter of 1999.

         Net revenues include Internet sales, which is comprised of our e-commerce sales on BIGE.COM, advertising sales, and content syndication. Internet sales were $1,013,843 for Q2-99 as compared to $0 at Q2-98. During Q2-99 the Company acquired two Internet businesses accounting for 81% of the revenue for the quarter. Internet sales were recorded from the date of acquisition to the end of the period.

         Also included in net revenues (as Internet sales) is imputed income earned under the NATO contract, which the Company acquired through its acquisition of hollywood.com during Q2-99. Through the contract hollywood.com promotes its website to movie audiences by airing trailers about hollywood.com before the feature films that play in most NATO-member theatres. In exchange, hollywood.com provides websites for the exhibiting NATO members. In Q2-99 the Company recorded $422,415 in promotional revenue earned under the NATO contract.

         Revenues for the entertainment retail division for Y2-98 include $350,000 of franchise fee income. This income represents the territorial exclusivity fee which the Company received during the first quarter of 1998 from the franchisee for the Phoenix, Arizona territory. Under the Company's agreement with this franchisee, the franchisee must open at least one store by December 1999 and one store each year thereafter in order to preserve its exclusivity. No stores have been opened by the franchisee to date. The agreement also provides for a continuing royalty based upon sales of the franchised units. The Company is not obligated to provide any additional support to the franchisee under this agreement.

         Gross profit for the Internet and mall-based retail division increased by $167,807 or 22% from $746,733 for Q2-98 to $914,540 for Q2-99 and decreased by $917,954 or 44% from $2,092,186 for Y2-98 to $1,174,232 for Y2-99. The gross profit for Y2-99 has decreased as compared to Y2-98 because of the reduction in revenues generated due to the phase-out of our mall-based retail operations. The gross profit increased for Q2-99 because the Internet revenues have increased and are generating higher gross profits than the revenues from the mall-based and retail operations which have decreased. As a percentage of Internet retail division revenues, gross profit increased to 73% for Q2-99 from 41% for Q2-98 and from 51% for Y2-98 to 58% for Y2-99.

         INTELLECTUAL PROPERTIES DIVISION

         The intellectual properties division generates revenues from several different activities including book development and licensing, intellectual property licensing, and publishing MYSTERY SCENE MAGAZINE. The revenue breakdown from these activities is as follows:

                                            Q2-99                          Q2-98
                                 -------------------------     -------------------------
                                     $                  %          $                  %
                                 ----------            ---     ----------            ---
Book Development & Licensing     $  421,338             87     $  500,293             78
Other                                65,473             13        140,933             22
                                 ----------            ---     ----------            ---
   Totals                        $  486,811            100     $  641,226            100
                                 ==========            ===     ==========            ===

                                            Y2-99                          Y2-98
                                 -------------------------     -------------------------
                                     $                  %          $                  %
                                 ----------            ---     ----------            ---
Book Development & Licensing     $  939,066             91     $  867,904             84
Other                                88,711              9        168,549             16
                                 ----------            ---     ----------            ---
   Totals                        $1,027,777            100     $1,036,453            100
                                 ==========            ===     ==========            ===

         Book development and licensing represented 87% of the revenues generated by the intellectual properties division for Q2-99 and 91% for Y2-99. The Company's book development and licensing activities are conducted through its 51%-owned subsidiary, Tekno Books, which focuses on developing and executing book projects, frequently with best-selling authors, and then licensing the books for publication with various publishers. Book development and licensing revenues decreased by $78,955, or 16%, to $421,338 for Q2-99 from $500,293 for Q2-98. Book development and licensing increased $71,162 or 8% from $867,904 in Y2-98 to $939,066 in Y2-99. The decrease in revenues is attributable to the lessor number of manuscripts being delivered in Q2-99 and Y2-99 as compared to Q2-98 and Y2-98. Revenues are recognized when the earnings process has been completed based on the terms of the various agreements and when ultimate collection of such revenues is no longer subject to contingencies.

         Other revenues generated by the intellectual properties division (excluding revenues generated by NetCo Partners) consist of licensing revenues derived from the intellectual properties owned directly by the Company and publishing revenues generated from publication of MYSTERY SCENE MAGAZINE, a mystery-genre trade journal published by the Company's 51%-owned subsidiary, Fedora, Inc. Other revenues generated by the intellectual properties division decreased by 54%, or $75,460, to $65,473 for

         Q2-99 from $140,933 for Q2-98. Other revenues decreased $79,838 or 47%, to $88,711 for Y2-99, from $168,549 for Y2-98. Note that licensing revenues generated by NetCo Partners (in which the Company has a 50% interest) are not included in the above revenue figures, but rather are included in equity in earnings of NetCo Partners discussed in more detail under "Equity in Earnings of NetCo Partners."

         Gross profit for the intellectual properties division (not including the Company's 50% equity in the earnings of NetCo Partners) decreased by 10%, or $24,074, to $219,558 for Q2-99 from $243,632 for Q2-98. Gross profits increased 22% or $112,778 from $502,590 for Y2-98 to $615,368 for Y2-99.

         EQUITY IN EARNINGS OF NETCO PARTNERS

         The Company's 50% share in the earnings of NetCo Partners decreased by 77%, or $92,811, to $28,401 for Q2-99 from $121,212 for Q2-98 and increased
$832,197 from $290,394 for Y2-98 to $1,122,591 for Y2-99. The increase of
$832,197 for Y2-99 is attributable to the delivery of the manuscript for the third book in the NET FORCE adult series of books. The decrease of revenue from Q2-98 to Q2-99 is attributable to a decrease in the number of manuscripts delivered during the quarter. See revenue recognition described below.

         NET FORCE was licensed for production as a four-hour television mini-series which aired on ABC in February 1999; for publication of six adult and 18 young adult novels to be published in North America by Berkley Publishing Group (a division of Pearson, plc.); for publication of the first two adult books as audio books by Random House Audio Publishing; and for book publication and distribution rights in foreign countries and languages throughout the world with eight different foreign publishers. The first adult novel and the first three young adult novels were published in the U.S. during the first quarter of 1999. NetCo Partners has also entered into a product placement agreement with Dodge, a division of Chrysler Corporation, pursuant to which NetCo Partners has agreed to feature Dodge vehicles in the first four NET FORCE novels.

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

         OPERATING EXPENSES

         Operating expenses consist of selling, general and administrative expenses, salaries and benefits, depreciation, and amortization of goodwill and intangibles. Operating expenses increased by 47%, or $1,345,102, to $4,211,199 for Q2-99 from $2,866,097 for Q2-98 and by $555,673 or 9% from $5,906,369 for
Y2-98 to $6,462,042 for Y2-99. The increase in total expenses in Q2-99 as compared to total operating expenses in Q2-98 reflects increases in selling, general and administrative expenses of $541,217 or 34%, in salaries and benefits of 12% or $122,536 and in amortization of goodwill and intangibles of $631,114. The increase in operating expenses is primarily attributable to additional amortization of goodwill and intangibles, additional depreciation, and additional costs as a result of the acquisition of hollywood.com and CinemaSource during Q2-99. Non-cash increases in operating expenses from Q2-98 to Q2-99 were $681,349. Excluding the non-cash expenses, operating expenses increased $663,753 or 26%. Included in selling, general and administrative expenses is non-cash advertising expense of $422,415 for Q2-99 which represents the value of the advertising that the Company supplies to various websites and affiliates in accordance with the NATO contract and $450,000 for Q2-98 which represents ABC advertising expense.

         INTEREST EXPENSE, NET

         Net interest expense decreased by 14%, or $28,350, to $178,186 for Q2-99 as compared to $206,536 for Q2-98, and 16% or $72,162, from $368,962 for
Y2-99 to $441,124 for Y2-98 as a result of reduced borrowings under the inventory line of credit and elimination of interest expense on the convertible debenture which was converted during 1998.

         NET LOSS

         The Company generated a net loss of $3,464,065 for Q2-99 as compared to a net loss of $2,099,562 for Q2-98, an increase of 65% or $1,364,503. For Y2-99 the net loss increased by 21% or $756,197 from $3,682,506 for Y2-98 to $4,438,703 for Y2-99. The significant portion of the increased loss for Q2-99 is attributable to the reduction in retail revenues from our mall based retail locations and the increase in amortization of goodwill and intangibles. On a per share basis, the loss per common share increased by $.03 from ($.29) for Q2-98 to ($.32) for Q2-99, while the loss per common share decreased $.08 from ($.53) for Y2-98 to ($.45) for Y2-99. If the non-cash expenses of depreciation and amortization are excluded from the loss per share calculation then loss per share for Q2-99 decreased $.02 from ($.25) for Q2-98 to ($.23) for Q2-99.

         The Company has made several modifications to its initial business plan in an effort to reverse its losses. During 1997, the Company stopped publishing comic books and during 1998 and 1999, the Company began to phase out its mall-based retail operations. The Company is currently attempting to sell its remaining mall-based retail stores, and is expanding its Internet operations.

         The Company is presently focusing its efforts on further development and expansion of its Internet business, both through acquisitions and strategic alliances, and through expansion of its e-commerce operations. The Company has successfully completed the acquisitions of hollywood.com and CinemaSource, and is currently finalizing the sale of a 35% interest in its Internet operations to CBS and the acquisition of the motion picture Internet and data properties of media industry analyst Paul Kagan. The Company believes that it will be well-positioned in the Internet business with revenues derived from advertising sales, content syndication and online retail sales.

         SHAREHOLDERS' EQUITY

         Shareholders' equity increased from $1,523,435 at December 31, 1998 to $50,745,141 at June 30, 1999. The increase in shareholders' equity is attributable to the net proceeds received from the issuance of additional shares of common stock to acquire hollywood.com and CinemaSource, the exercise of stock options and warrants, and the private placement, offset by the Company's net loss for Y2-99 of $4,438,703.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had cash and cash equivalents of $4,827,332 and working capital of $2,525,178, compared to cash and cash equivalents of $729,334 and a working capital deficit of $1,327,453 at December 31, 1998. Net cash used in operating activities during Q2-99 was $3,562,467, primarily representing cash used to fund the Company's net loss and a decrease in accounts payable. Net cash used in investing activities was $7,515,329, while $15,175,794 in cash was provided by financing activities. As a result of all of the above, cash and cash by equivalents increased by $4,097,998 for Y2-99. During Y2-98, net cash used in operating activities was $3,236,391, net cash used in investing activities was $263,485, and $2,846,354 in cash was provided by financing activities.

         On May 20, 1999 the Company issued a $1,928,138 unsecured promissory note of the Company to Times Mirror to pay a portion of the purchase price for the acquisition of hollywood.com. The promissory note has a maturity date of May 20, 2000 (at which time the aggregate principal balance thereof must be repaid in full) and bears interest at the prime rate in effect from time to time of Citibank, N.A. plus 1%. Interest is due quarterly in arrears beginning June 30, 1999 with the final payment due at maturity. The promissory note may be prepaid in whole or in part at any time without payment of any premiums or penalty.

         On June 30, 1998, the Company entered into a private equity line of credit agreement with two accredited investors. Pursuant to this agreement, these investors issued irrevocable commitments to purchase 433,334 shares of common stock of the Company over a one-year period. These investors purchased an aggregate of 177,042 shares of the Company's common stock during 1998 and the remaining 256,292 shares of the Company's common stock during the three months ended March 31, 1999. The gross proceeds received from these investors for shares purchased during 1999 totaled $2,609,320, less costs to issue the shares totaling $140,661, which were charged to additional paid-in capital.

         On May 17, 1999, the Company issued 569,820 shares of common stock in a private placement at a purchase price of $21.25 per share. In addition, the Company issued to the same investors warrants to purchase an aggregate of 189,947 shares of common stock at an exercise price of $21.25 per share. The gross proceeds of the private placement were $12,108,675. The Company issued 42,600 shares of common stock as a fee to the placement agent.

         During the six months ended June 30, 1999, the Company issued 336,971 shares of common stock upon the exercise of outstanding stock options and warrants, for which the Company received $1,701,814 in exercise proceeds. As a result of the rise in the market price of the Company's common stock in late 1998, the Company has experienced a fairly steady stream of stock option and warrant exercises. As of June 30, 1999, there were 3,182,671 options and warrants outstanding at exercise prices ranging from $0.01 to $21.25 per share. Provided that the market price of the Company's common stock remains above the exercise prices, the Company anticipates that additional option and warrant holders may exercise their options and warrants, particularly as the securities vest or the underlying securities become eligible for resale, which would provide a source of additional capital to the Company. There can be no assurances, however, that any or all of the remaining outstanding options and warrants will be exercised.

         During the first quarter of 1999, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President agreed to increase their previously extended $1.1 million unsecured line of credit facility to the Company to $5.5 million to enable the Company to meet its working capital requirements for the balance of 1999. The interest rate on the line of credit was set at the JP Morgan Bank prime rate of interest. This commitment terminated in accordance with its terms during the second quarter of 1999 as a result of the Company raising in excess of $5.5 million from other sources for working capital purposes. There were no borrowings by the Company under this facility as of June 30, 1999.

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

         Other than the potential cost to upgrade or replace the store point-of-sale software and hardware, the Company is not presently aware of any significant expenditures that will be necessary for the Company to be year 2000 compliant, beyond those already being incurred. There can be no assurances, however, that significant expenditures may not be required in the future. Significant vendors have been contacted to ensure that their year 2000 issues will be resolved in a timely manner and will not be disruptive to the Company's operations. As indicated above, the Company has initiated, but not completed, its assessment of the impact of year 2000 on its business; however, the year 2000 issue is not currently expected to have a material impact on the Company's current or future business operations or financial condition.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 1999, the Company issued an aggregate of 569,820 shares of its common stock to 21 accredited investors at a purchase price of $21.25 per share. The Company issued to the same investors warrants to purchase an aggregate of 189,947 shares of common stock at an exercise price of $21.25 per share. The Company received gross proceeds of $12.1 million in these transactions. The Company issued 42,600 shares of common stock as a fee to the placement agent in these transactions.

         During the quarter ended June 30, 1999, the Company also issued stock options and warrants to purchase an aggregate of 896,129 shares of the Company's common stock, including 768,050 stock options granted to employees at exercise prices ranging from $12.125 to $21.09; 2,800 options granted to consultants of the Company at an exercise price of $17.375 per share; 279 options granted to a consultant of the Company at exercise prices ranging from $4.80 to $6.36; and 125,000 warrants granted to an investment banker at an exercise price of $12.64 per share for services rendered in conjunction with the acquisition of hollywood.com. The various options and warrants are exercisable as early as April 27, 1999 and generally expire five years from the date of issuance. Options granted to employees are subject to vesting periods ranging from six months to four years. No placement fees or commissions were paid in connection with the issuance of the securities. The Company also issued 2,500 shares of its common stock to an officer of the Company as a bonus.

         In addition, the Company issued 259,933 shares of its common stock upon the exercise of outstanding warrants and options with exercise prices ranging from $4.80 to $10.188 per share. The Company received gross proceeds of $1,382,996 for these various exercises and paid no commissions or fees relating to the issuances.

         On April 14, 1999, the holders of the Company's Series D 7% Convertible Preferred Stock converted 200 of the outstanding shares of Series D Preferred Stock into 571,788 shares of the Company's common stock.

         On April 14, 1999, the holders of the Company's Series D-2 7% Convertible Preferred Stock converted all of the outstanding shares of Series D-2 Preferred Stock into 100,000 shares of the Company's common stock.

         On May 18, 1999, the holders of the Company's Series A and B Variable Rate Convertible Preferred Stock converted all of the outstanding shares of Series A and B Preferred Stock into 300,631 shares of the Company's common stock.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                                                                                                  INCORPORATED BY
EXHIBIT NO.                                     DESCRIPTION                                       REFERENCE FROM
-----------                                     -----------                                       ---------------
    3.1       Articles of Incorporation, as amended                                                     (1)

    3.2       Articles  of  Amendment  to  Articles  of  Incorporation  of  the  Company  for
              Designation of  Preferences,  Rights and Limitations of 7% Series D Convertible
              Preferred Stock                                                                           (1)

    3.3       Articles  of  Amendment  to  Articles  of  Incorporation  of  the  Company  for           (2)
              Designation  of   Preferences,   Rights  and   Limitations  of  7%  Series  D-2
              Convertible Preferred Stock

    3.4       Articles of  Amendment  to Articles of  Incorporation  of the Company  amending
              Designation of  Preferences,  Rights and  Limitations of Series A Variable Rate
              Convertible Preferred Stock

    3.5       Articles of  Amendment  to Articles of  Incorporation  of the Company  amending
              Designation of Preferences,  Rights and  Limitations of Series B  Variable Rate
              Convertible Preferred Stock

    3.6       Bylaws                                                                                    (3)

    4.1       Form of Common Stock Certificate                                                          (3)

    4.2       Rights  Agreement dated as of August 23,  1996 between the Company and American
              Stock Transfer & Trust Company, as Rights Agent                                           (4)

    10.1      Employment  Agreement,  dated as of May 18, 1999, between  Showtimes.com,  Inc.
              and Brett West

    10.2 Non-Competition Agreement, dated as May 18, 1999, by and among the Company, CinemaSource, Inc., Brett West and Pamela West

    10.3      Unsecured  Promissory  Note,  dated May 20, 1999,  in favor of The Times Mirror
              Company

    10.4      Registration  Rights Agreement,  dated as of May 20, 1999,  between the Company           (5)
              and The Times Mirror Company

    10.5      Non-Competition  Agreement,  dated as of May 20, 1999,  between the Company and           (5)
              The Times Mirror Company


                                                                                                  INCORPORATED BY
EXHIBIT NO.                                     DESCRIPTION                                       REFERENCE FROM
-----------                                     -----------                                       ---------------
    10.6      Employment Agreement, dated as of May 31, 1999, between the Company and
              W. Robert Shearer

    10.7 Form of Subscription Agreement between the Company and each of the investors in the Company's private placement of an aggregate of 569,820 shares of Common Stock

    27.1      Financial Data Schedule

------------------
(1) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(2) Incorporated by reference from the exhibit filed with the Company's Registration statement on Form S-3 (No. 333-68209).
(3) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-69294).
(4) Incorporated by reference from the exhibit filed with the Company's Current Report on Form 8-K dated August 23, 1996.
(5) Incorporated by reference from Exhibit 2 to the Company's Current Report on Form 8-K filed on January 20, 1999.


         (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on June 1, 1999 announcing the consummation of the acquisition of CinemaSource, Inc. on May 18, 1999 and the acquisition of Hollywood.com, Inc. on May 20, 1999. The Company filed an Amendment No. 1 to Current Report on Form 8-K on June 23, 1999, which included historical financial statements for each of CinemaSource, Inc. and Hollywood.com, Inc. and pro forma financial statements for the Company reflecting such acquisitions.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BIG ENTERTAINMENT, INC.

Date:    August 13, 1999         By:     /s/ Mitchell Rubenstein
                                         ---------------------------------------
                                         Mitchell Rubenstein, Chairman of the
                                         Board and Chief Executive Officer
                                         (Principal executive, financial and
                                         accounting officer)

                                  EXHIBIT INDEX



EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
    3.4       Articles of  Amendment  to Articles of  Incorporation  of the Company  amending
              Designation of  Preferences,  Rights and  Limitations of Series A Variable Rate
              Convertible Preferred Stock

    3.5       Articles of  Amendment  to Articles of  Incorporation  of the Company  amending
              Designation of Preferences,  Rights and  Limitations of Series B  Variable Rate
              Convertible Preferred Stock

    10.1      Employment  Agreement,  dated as of May 18, 1999, between  Showtimes.com,  Inc.
              and Brett West

    10.2 Non-Competition Agreement, dated as May 18, 1999, by and among the Company, CinemaSource, Inc., Brett West and Pamela West

    10.3      Unsecured  Promissory  Note,  dated May 20, 1999,  in favor of The Times Mirror
              Company

    10.6      Employment Agreement, dated as of May 31, 1999, between the Company and
              W. Robert Shearer

    10.7 Form of Subscription Agreement between the Company and each of the investors in the Company's private placement of an aggregate of 569,820 shares of Common Stock

    27.1      Financial Data Schedule