Form 10QSB
period 1999-09-30
BIG ENTERTAINMENT INC
filed 1999-11-15
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

Yes __X__  No _____

         As of November 12, 1999, the number of shares outstanding of the issuer's common stock, $.01 par value, was 15,074,672.

                             BIG ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

                                                                         PAGE(S)
                                                                         -------
PART I    FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of September 30, 1999
          (unaudited) and December 31, 1998..............................     3

          Consolidated Statements of Operations for the Nine and Three
          Months ended September 30, 1999 and 1998 (unaudited) ..........     4

          Consolidated Statement of Shareholders' Equity for the
          Nine Months ended September 30, 1999 (unaudited) ..............     5

          Consolidated Statements of Cash Flows for the Nine
          Months ended September 30, 1999 and 1998 (unaudited)...........     6

          Notes to Consolidated Financial Statements (unaudited).........  7-15

ITEM 2.   MANAGEMENT'S DISCUSSION OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS............................ 16-30

PART II   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.......................   31

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................32-33

Signature ................................................................   34

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                                      1999                1998
                                                                                                  -------------      -------------
                                     ASSETS                                                        (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                                                   $   6,229,996      $     729,334
      Receivables, net                                                                                1,107,541            568,779
      Merchandise inventories                                                                         1,130,422          1,176,356
      Prepaid expenses                                                                                1,162,353            501,501
      Other receivables                                                                                      --            250,000
      Other current assets                                                                              155,765            139,974
                                                                                                  -------------      -------------
      Total current assets                                                                            9,786,077          3,365,944

PROPERTY AND EQUIPMENT, net                                                                           3,604,000          3,145,201
INVESTMENT IN NETCO PARTNERS                                                                            883,043          1,004,673
INTANGIBLE ASSETS, net                                                                                4,154,214            151,405
GOODWILL, net                                                                                        47,280,372            306,377
OTHER ASSETS                                                                                            427,552            596,221
                                                                                                  -------------      -------------
TOTAL ASSETS                                                                                      $  66,135,258      $   8,569,821
                                                                                                  =============      =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                                            $     351,346      $   1,496,376
      Revolving line of credit                                                                               --            758,917
      Accrued professional fees                                                                         297,676            192,151
      Other accrued expenses                                                                          1,189,561          1,174,136
      Deferred revenue                                                                                  121,706             89,632
      Loan from shareholder/officer                                                                          --            100,000
      Note payable                                                                                    1,928,138                 --
      Current portion of capital lease obligations                                                      736,173            882,185
                                                                                                  -------------      -------------
      Total current liabilities                                                                       4,624,600          4,693,397
                                                                                                  -------------      -------------
CAPITAL LEASE OBLIGATIONS, less current portion                                                       1,301,543          1,741,062
                                                                                                  -------------      -------------
DEFERRED REVENUE                                                                                        376,860            376,860
                                                                                                  -------------      -------------
MINORITY INTEREST                                                                                       276,414            235,067
                                                                                                  -------------      -------------
COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
      Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                           --                 --
      Series A variable rate convertible preferred stock, $6.25 stated value, 217,600 shares
          authorized; 217,600 shares issued and outstanding at December 31,1998                              --          1,360,000
      Series B variable rate convertible preferred stock, $5.21 stated value, 142,223 shares
          authorized; 122,846 shares issued and outstanding at December 31,1998                              --            640,000
      Series C, 4% convertible preferred stock, $100 stated value, 100,000 shares
          authorized; 20,000 shares issued and outstanding at December 31,1998                               --          2,000,000
      Series D, 7% convertible preferred stock, $10,000 stated value, 1,000 shares authorized; 50 and 250 shares issued and outstanding at June 30,1999 and
          December 31,1998, respectively. Liquidation preference $500,000                                    --          1,837,441
      Series D-2, 7% convertible preferred stock, $10,000 stated value, 50 shares authorized;
          50 shares issued and outstanding at December 31,1998                                               --            314,820
      Common stock, $.01 par value, 25,000,000 shares authorized; 14,939,672 and 8,161,329
          shares issued at September 30,1999 and December 31,1998, respectively                         149,397             81,613
      Warrants outstanding                                                                            3,203,071            834,583
      Deferred compensation                                                                            (357,233)          (510,333)
      Additional paid-in capital                                                                    102,487,972         31,140,339
      Accumulated deficit                                                                           (45,927,366)       (36,175,028)
                                                                                                  -------------      -------------
      Total shareholders' equity                                                                     59,555,841          1,523,435
                                                                                                  -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $  66,135,258      $   8,569,821
                                                                                                  =============      =============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                              NINE MONTHS ENDED SEPTEMBER 30,    THREE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------------  ----------------------------------
                                                                  1999              1998              1999              1998
                                                              ------------      ------------      ------------      ------------
NET REVENUES                                                  $  5,829,924      $  7,372,664      $  2,774,734      $  2,248,148

COST OF SALES                                                    1,888,005         3,871,755           622,415         1,307,305
                                                              ------------      ------------      ------------      ------------
    Gross profit                                                 3,941,919         3,500,909         2,152,319           940,843
                                                              ------------      ------------      ------------      ------------
OPERATING EXPENSES:
    Selling, general and administrative                          6,503,347         4,569,610         3,164,678         1,286,205
    Salaries and benefits                                        3,640,877         2,981,435         1,826,172           902,061
    Depreciation                                                 1,036,381           760,995           422,342           267,830
    Amortization of goodwill and intangibles                     2,102,688            23,571         1,455,856             7,857
    Reserve for closed kiosks and lease termination costs          341,188           438,956           293,391           438,956
                                                              ------------      ------------      ------------      ------------
        Total operating expenses                                13,624,481         8,774,567         7,162,439         2,902,909
                                                              ------------      ------------      ------------      ------------
        Operating loss                                          (9,682,562)       (5,273,658)       (5,010,120)       (1,962,066)

EQUITY IN EARNINGS (LOSS) OF NETCO PARTNERS                      1,210,063           (97,880)           87,472          (388,274)

OTHER:

    Interest, net                                                 (462,340)         (613,549)          (93,378)         (172,425)
    Other, net                                                    (362,554)           32,891           (81,616)           10,097
                                                              ------------      ------------      ------------      ------------
         Loss before minority interest                          (9,297,393)       (5,952,196)       (5,097,642)       (2,512,668)

MINORITY INTEREST                                                 (343,191)         (410,377)         (104,239)         (167,400)
                                                              ------------      ------------      ------------      ------------
         Net loss                                             $ (9,640,584)     $ (6,362,573)     $ (5,201,881)     $ (2,680,068)
                                                              ============      ============      ============      ============
Basic and diluted loss per common share                       $      (0.86)     $      (0.89)     $      (0.36)     $      (0.36)
                                                              ============      ============      ============      ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                                              PREFERRED      PREFERRED     PREFERRED       PREFERRED
                                              COMMON            STOCK          STOCK         STOCK           STOCK
                                               STOCK           SERIES A       SERIES B      SERIES C        SERIES D
                                            ------------      ----------     ---------     ----------     -----------
Balance - December 31,1998                  $     81,613      $1,360,000     $ 640,000     $2,000,000     $ 1,837,441

Dividends - preferred stock                           67              --            --             --              --

Stock options and warrants exercised               9,075              --            --             --              --

Issuance of common stock in private
  placements                                       9,893              --            --             --              --

Issuance of stock options and warrants
  for services rendered                               --              --            --             --              --

Conversion of Series A,B,C,D,D-2
  Preferred Stock                                 15,805      (1,360,000)     (640,000)    (2,000,000)     (1,837,441)

Issuance of stock for services rendered              490              --            --             --              --

Employee stock bonus                                  25              --            --             --              --

Amortization of employee stock bonuses                --              --            --             --              --

Issuance of stock for acquisitions                32,824              --            --             --              --

Shares repurchased                                  (395)             --            --             --              --

Net loss                                              --              --            --             --              --
                                            ------------      ----------     ---------     ----------     -----------
Balance - September 30,1999                 $    149,397      $       --     $      --     $       --     $        --
                                            ============      ==========     =========     ==========     ===========

                                           PREFERRED      ADDITIONAL
                                             STOCK         PAID-IN       WARRANTS       DEFERRED      ACCUMULATED
                                           SERIES D-2      CAPITAL      OUTSTANDING   COMPENSATION      DEFICIT           TOTAL
                                           -----------   ------------   -----------   ------------    ------------    ------------
Balance - December 31,1998                 $   314,820   $ 31,140,339   $   834,583   $   (510,333)   $(36,175,028)   $  1,523,435

Dividends - preferred stock                         --         79,741            --             --        (111,754)        (31,946)

Stock options and warrants exercised                --      5,335,177      (497,583)            --              --       4,846,669

Issuance of common stock in private
  placements                                        --     14,201,370     2,866,071             --              --      17,077,334

Issuance of stock options and warrants
  for services rendered                             --         49,313            --             --              --          49,313

Conversion of Series A,B,C,D,D-2
  Preferred Stock                             (314,820)     6,136,456            --             --              --              --

Issuance of stock for services rendered             --         73,835            --             --              --          74,325

Employee stock bonus                                --         46,225            --             --              --          46,250

Amortization of employee stock bonuses              --             --            --        153,100              --         153,100

Issuance of stock for acquisitions                  --     46,093,850            --             --              --      46,126,674

Shares repurchased                                  --       (668,334)           --             --              --        (668,729)

Net loss                                            --             --            --             --      (9,640,584)     (9,640,584)
                                           -----------   ------------   -----------   ------------    ------------    ------------
Balance - September 30,1999                $        --   $102,487,972   $ 3,203,071   $   (357,233)   $(45,927,366)   $ 59,555,841
                                           ===========   ============   ===========   ============    ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIG ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                                            1999              1998
                                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $ (9,640,584)     $ (6,362,573)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                                                    3,139,069           784,566
          Equity in earnings of Netco Partners, net of (invested)/return of capital          121,630         1,238,536
          Issuance of compensatory stock, stock options and warrants                         169,888            15,578
          Amortization of deferred compensation costs                                        153,100            54,866
          Recognition of deferred gain                                                        (9,062)          (32,891)
          Amortization of deferred financing costs                                           295,644            99,431
          Amortization of discount on convertible debentures                                      --           107,750
          Assets written off - closed stores                                                 341,188           163,584
          Minority interest                                                                  343,191           410,377
          Changes in assets and liabilities:
            Receivables                                                                      547,986            42,264
            Prepaid expenses                                                                (511,001)          134,404
            Merchandise inventories                                                           45,934           487,752
            Other current assets                                                             (83,107)           (4,055)
            Other assets                                                                      44,116          (145,497)
            Accounts payable                                                              (1,445,474)         (484,075)
            Accrued professional fees                                                        105,525           (73,734)
            Deferred revenue                                                                 (15,064)         (318,601)
            Other accrued expenses                                                          (221,789)          256,923
                                                                                        ------------      ------------
              Net cash used in operating activities                                       (6,618,810)       (3,625,395)
                                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash paid for acquisitions, net of cash received                                  (7,307,908)               --
        Capital expenditures, net                                                           (175,348)         (217,491)
        Return of capital from Tekno Books to minority partner                              (301,844)         (277,301)
                                                                                        ------------      ------------
              Net cash used in investing activities                                       (7,785,100)         (494,792)
                                                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (repayments)/proceeds from revolving line of credit                             (758,917)          291,640
        Proceeds from shareholder/officer loan                                               711,000         2,844,500
        Repayments of shareholder/officer loan                                              (811,000)       (1,932,500)
        Net proceeds from issuance of common stock                                        17,077,334         2,309,759
        Proceeds from exercise of stock options and warrants                               4,846,669                --
        Dividends on preferred stock                                                         (28,097)          (60,000)
        Payments to repurchase common stock                                                 (668,729)               --
        Repayments under capital lease obligations                                          (463,688)          (19,476)
                                                                                        ------------      ------------
              Net cash provided by financing activities                                   19,904,572         3,433,923
                                                                                        ------------      ------------
              Net increase (decrease) in cash and cash equivalents                         5,500,662          (686,264)

CASH AND CASH EQUIVALENTS, beginning of period                                               729,334           887,153
                                                                                        ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                                $  6,229,996      $    200,889
                                                                                        ============      ============
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
        Interest paid                                                                   $    253,231      $    398,803
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

         The results of operations and cash flows for the nine and three months ended September 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 1999.

         The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         (2) ACQUISITIONS:

             (a)      CinemaSource, Inc.:

         On May 18, 1999, the Company acquired substantially all of the assets of CinemaSource, Inc. ("CinemaSource"), a privately held company, pursuant to the terms of the Asset Purchase Agreement dated March 29, 1999 for $6.5 million in cash and 436,191 shares of the Company's common stock valued at $12.50 per share. At the closing of the acquisition, the Company directed CinemaSource to transfer the assets sold, on the Company's behalf, to its wholly owned subsidiary, Showtimes.com, Inc. ("Showtimes.com"). The shares of the Company's common stock issued at the time of acquisition are restricted from resale for the first 12 months following the closing of the transaction and are subject to volume limitations regarding resale thereafter. CinemaSource gathers movie data, including showtimes, synopses, photos and trailers, from theaters across the country, and then licenses this data, in a compiled manner, to both large and small media companies. CinemaSource licenses this information to more than 100 different media outlets, including customers such as Yahoo!, Excite, Go Network, Ticketmaster/City Search, Zip2, The New York Times website, usatoday.com, latimes.com, iWon.com, The Washington Post website, the Boston Globe website, the Newsday website, and all of the websites of Knight Ridder and Advance/Newhouse.

             (b)      hollywood.com, Inc.:

         On May 20, 1999, the Company acquired all of the capital stock of hollywood.com, Inc. ("hollywood.com"), formerly called Hollywood Online Inc., from The Times Mirror Company

("Times Mirror"). The aggregate consideration paid to Times Mirror by the Company consisted of a one-year unsecured promissory note for $1,928,138 and 2,300,075 shares of common stock, which was valued as of the date of the transaction at $12.64 per share. As part of the transaction costs the Company issued 53,452 shares of common stock for services rendered in connection with the acquisition. Hollywood.com owns and operates the Hollywood.com website offering viewers movie information, movie trailers, box office charts, movie soundtracks, photos and exclusive interactive games, celebrity interviews, local movie showtimes, and coverage of movie premieres, film festivals and movie-related events. Hollywood.com has an exclusive contract with the National Association of Theatre Owners (NATO). Through this contract, Hollywood.com promotes its website to movie audiences by airing trailers featuring Hollywood.com before the feature films that play in most NATO-member theatres. In exchange, Hollywood.com provides websites for the exhibiting NATO members. The value of this contract was recorded as an intangible asset of $4.6 million and is being amortized over the remaining life of the contract, approximately three years.

             (c)      Baseline II, Inc.:

         On August 31, 1999, the Company purchased substantially all of the motion picture-related data assets of Paul Kagan Associates, Inc., including the PKBaseline.com website, several publications, including the MOTIO PICTURE INVESTOR newsletter, and a consumer oriented movie website. The aggregate purchase price paid for the Baseline assets consisted of 492,611 shares of common stock and warrants to purchase an aggregate of 54,735 shares of common stock at an exercise price of $18.27 per share. The shares of common stock issued in the transaction can not be transferred by the holders for a period of 24 months following the closing of the transaction. The Company plans to combine and promote these assets under the Hollywood.com brand.

         The acquisitions of CinemaSource, hollywood.com and Baseline II were accounted for as a purchase and, accordingly, the operating results of CinemaSource, hollywood.com and Baseline have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase prices over the fair value of net assets acquired of $48.5 million is being amortized over 10 years.

         The purchase price of CinemaSource, hollywood.com and Baseline was allocated to assets and liabilities acquired as follows:

Tangible assets                                 $  2,873,237
Intangible assets                                  4,564,513
Goodwill                                          48,511,847
Liabilities assumed                                 (586,877)
                                                ------------

Total purchase price                              55,362,720

Less value of common stock issued                (46,126,674)
Less value of note issued                         (1,928,138)
                                                ------------

Paid in cash - purchase price                      6,500,000
Paid in cash - acquisitions                          807,908
                                                ------------

Total cash paid                                 $  7,307,908
                                                ============

         The following are unaudited pro forma combined results of operations of the Company, hollywood.com, CinemaSource and Baseline for the nine and three month periods ended September 30, 1999 and 1998, as if the acquisitions of hollywood.com, CinemaSource and Baseline had occurred at the beginning of each period:


                                         NINE MONTHS ENDED SEPTEMBER 30,      THREE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------     ------------------------------
                                              1999              1998               1999             1998
                                        --------------     --------------     -------------     ------------
Net Revenues                            $    8,138,613     $   10,465,947     $   3,001,673     $  3,392,721
                                        ==============     ==============     =============     ============

Net Loss                                $  (17,225,730)    $  (14,807,962)    $  (5,456,596)    $ (4,784,884)
                                        ==============     ==============     =============     ============

Pro Forma Diluted Loss  Per Share       $        (1.31)    $        (1.40)    $       (0.37)    $      (0.44)
                                        ==============     ==============     =============     ============

Weighted Average Shares Outstanding         13,170,463         10,550,020        14,681,765       10,881,001
                                        ==============     ==============     =============     ============


         These unaudited pro forma combined results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and certain contractual adjustments to salaries. They do not purport to be indicative of the results of operations which actually would have resulted had the acquired companies been under common control prior to the date of the acquisition or which may result in the future.

         (3) DEBT:

         On May 20, 1999, the Company delivered a $1,928,138 one-year unsecured promissory note of the Company payable to Times Mirror as partial consideration for the acquisition of hollywood.com, Inc. The promissory note has a maturity date of May 20, 2000 (at which time the aggregate principal balance thereof must be repaid in full) and bears interest at the prime rate in effect from time to time of Citibank, N.A. plus 1%. Interest is due quarterly in arrears beginning June 30, 1999 with the final payment due at maturity. The promissory note may be prepaid in whole or in part at any time without payment of any premiums or penalty.

         As of September 30, 1999, the Company had no other indebtedness other than the note payable to Times Mirror and capital lease obligations.

         (4) COMMON STOCK:

         On June 30, 1998, the Company entered into a private equity line of credit agreement with two accredited investors. Pursuant to this agreement, these investors issued irrevocable commitments to purchase 433,334 shares of common stock of the Company over a one-year period. These investors purchased an aggregate of 177,042 shares of the Company's common stock in 1998 and the remaining 256,292 shares of the Company's common stock during the first quarter of 1999. The net proceeds received from these investors for shares purchased during 1999 totaled $2,468,659.

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

         On May 18, 1999, the Company acquired substantially all of the assets of CinemaSource. The purchase price consisted of cash and 436,191 shares of common stock valued at $12.50 per share.

         On May 20, 1999, the Company acquired all of the capital stock of hollywood.com, Inc. The purchase price consisted of an unsecured promissory note and 2,300,075 shares of common stock valued at $12.64 per share. As part of the transaction costs the Company issued 53,452 shares of common stock for services rendered in connection with the acquisition.

         On August 26, 1999, the holder of the Company's Series D Preferred Stock converted the remaining 50 outstanding shares of Series D Preferred Stock into 108,071 shares of the Company's common stock.

         On August 31, 1999, the Company acquired substantially all of the motion picture-related assets of Paul Kagan Associates, Inc. for 492,611 shares of common stock valued at $18.27 per share. The Company also issued to Paul Kagan 163,185 shares of common stock for an aggregate purchase price of $2.5 million.

         In 1998, the Company's Board of Directors approved a plan for the repurchase of up to $1.0 million of the Company's common stock. Pursuant to this plan, during 1999 the Company repurchased 39,500 shares of its common stock for an aggregate consideration of $668,729, or an average purchase price of $16.93 per share.

         During the nine months ended September 30, 1999, the Company issued 907,534 shares of common stock upon the exercise of outstanding stock options and warrants, for which the Company received $4.8 million in exercise proceeds.

         (5) NETCO PARTNERS:

         The Company owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the publishing and licensing of entertainment properties including TOM CLANCY'S NET FORCE. NetCo Partners has entered into numerous licensing agreements, including book publishing agreements with The Berkley Publishing Group, Random House Audio, Books on Tape, Inc. and various foreign publishers, an ABC television mini-series agreement, and a product placement agreement with the Dodge division of Chrysler Corporation. NetCo Partners recognizes revenues pursuant to these contracts when the earnings process has been completed based on the terms of the various contracts and at the point where ultimate collection of such revenue is no longer subject to significant contingencies such that collection is substantially assured. The revenues, gross profit and net income of NetCo Partners for the nine and three months ended September 30, 1999 and 1998 are presented below:

               NINE MONTHS ENDED SEPTEMBER 30,  THREE MONTHS ENDED SEPTEMBER 30,
                --------------------------      --------------------------
                   1999           1998             1999            1998
                ----------     -----------      ----------     -----------
Revenues        $3,075,677     $  (99,195)      $  319,807     $ (880,140)
Gross Profit     2,508,575       (123,774)         270,417       (761,197)
Net Income       2,420,126       (195,760)         174,945       (776,548)


         The increase in revenues during the nine and three months ended September 30, 1999 is attributable to a modification of the agreement between ABC and NetCo Partners that was recorded during Q3-98. Revenue was reduced by $1.2 million during Q3-98 as a result of the modification of the ABC mini-series agreement for Net Force.

         As of September 30, 1999, NetCo Partners had $2,583,678 in accounts receivable. Management of NetCo Partners believes that these receivables will be collected in full and no reserves have been established.

         NetCo Partners' deferred revenues, consisting of cash advances received but not yet recognized as income, amounted to $1,516,566 as of September 30, 1999.

         As of September 30, 1999, the Company has received cumulative profit distributions from NetCo Partners since its formation totaling $4,272,129, in addition to reimbursement of substantially all amounts advanced by the Company to fund the operations of NetCo Partners.

         (6) LOSS PER COMMON SHARE:

         Basic loss per common share is computed by dividing net loss, after deducting dividends applicable to preferred stock, by the weighted average number of common shares outstanding.

         The following table sets forth the computation of basic and diluted loss per share for the nine and three months ended September 30, 1999 and 1998:


                                        NINE MONTHS ENDED SEPTEMBER 30,     THREE MONTHS ENDED SEPTEMBER 30,
                                        ------------------------------      ------------------------------
                                            1999              1998              1999              1998
                                        ------------      ------------      ------------      ------------
Net Loss                                $ (9,640,584)     $ (6,362,573)     $ (5,201,881)     $ (2,680,068)

Preferred Stock Dividends                   (119,557)         (187,151)          (28,097)          (62,849)
                                        ------------      ------------      ------------      ------------

Net Loss Available to Common            $ (9,760,141)     $ (6,549,724)     $ (5,229,978)     $ (2,742,917)
Shareholders

Weighted Average Shares Outstanding       11,372,691         7,321,143        14,343,100         7,652,124
                                        ------------      ------------      ------------      ------------

Basic and Diluted Loss per Share        $      (0.86)     $      (0.89)     $      (0.36)     $      (0.36)
                                        ============      ============      ============      ============


         Inclusion of convertible preferred shares as dilutive securities would have an antidilutive effect on the loss per share calculation. Accordingly, these shares have been excluded from the calculation for the nine and three months ended September 30, 1999 and 1998. Options and warrants to purchase 3,345,256 shares of common stock at exercise prices ranging from $0.01 to $22.00 per share were also not included in the computation of loss per share for the nine and three months ended September 30, 1999 because the result would be antidilutive. In addition, there are 394,466 shares of common stock held in escrow as additional collateral under a sale/leaseback transaction. These shares, which may be released by the escrow agent only in the event that the Company is in default under the sale/leaseback agreement, have not been included in the computation of loss per share. Because the market price of the common stock has increased since the time the sale/leaseback transaction was entered into, the Company has the right to cause a significant portion of these shares to be released from escrow and returned to the Company.

         (7) SEGMENT REPORTING:

         The Company has two reportable segments: Internet/mall-based retail and intellectual properties. The Internet/mall-based retail segment operates several different Internet businesses including hollywood.com, our movie content website, bigE.com, our e-commerce website where we sell movie and other entertainment merchandise over the Internet, CinemaSource, a provider of movie showtimes listings to the Internet industry, PKBaseline, a comprehensive database of movie information oriented towards movie industry professionals, and retail stores and kiosks that sell entertainment-related merchandise. The Company has greatly reduced its mall-based retail store operations during 1998 and currently anticipates closing all mall locations by the end of 1999 (see
Note 10). The intellectual properties segment owns or controls the exclusive rights to certain original entertainment properties created by best-selling authors and media celebrities, which it licenses across all media, including books, film and television, multimedia software, toys and other products.

         The Company does not have intersegment sales or transfers. The following table illustrates the financial information regarding the Company's reportable segments.

                                                              NINE MONTHS ENDED SEPTEMBER 30,    THREE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------------  ----------------------------------
                                                                  1999              1998              1999              1998
                                                              ------------      ------------      ------------      ------------
REVENUES:
Internet/Mall-Based Retail                                    $  4,569,742      $  5,633,429      $  2,542,329      $  1,510,656
Intellectual Properties                                          1,260,182         1,739,235           232,405           737,492
                                                              ------------      ------------      ------------      ------------
                                                              $  5,829,924      $  7,372,664      $  2,774,734      $  2,248,148
                                                              ============      ============      ============      ============
GROSS PROFIT:
Internet/Mall-Based Retail                                    $  3,197,273      $  2,410,912      $  2,023,041      $    668,726
Intellectual Properties                                            744,646         1,089,997           129,278           272,117
                                                              ------------      ------------      ------------      ------------
                                                              $  3,941,919      $  3,500,909      $  2,152,319      $    940,843
                                                              ============      ============      ============      ============
DEPRECIATION AND AMORTIZATION EXPENSE:
Internet/Mall-Based Retail                                    $  3,047,036      $    604,067      $  1,839,341      $    206,769
Intellectual Properties                                             92,033           180,499            38,857            68,918
                                                              ------------      ------------      ------------      ------------
                                                              $  3,139,069      $    784,566      $  1,878,198      $    275,687
                                                              ============      ============      ============      ============
OPERATING LOSS:
Internet/Mall-Based Retail                                    $ (5,759,226)     $ (3,829,753)     $ (2,828,733)     $ (1,277,414)
Intellectual Properties                                         (3,923,336)       (1,443,905)       (2,181,387)         (684,652)
                                                              ------------      ------------      ------------      ------------
                                                              $ (9,682,562)     $ (5,273,658)     $ (5,010,120)     $ (1,962,066)
                                                              ============      ============      ============      ============
INTEREST, NET:
Internet/Mall-Based Retail                                    $    417,701      $    385,948      $     74,367      $    154,614
Intellectual Properties                                             44,639           227,601            19,011            17,811
                                                              ------------      ------------      ------------      ------------
                                                              $    462,340      $    613,549      $     93,378      $    172,425
                                                              ============      ============      ============      ============
CAPITAL EXPENDITURES (NET)
Internet/Mall-Based Retail                                    $    156,731      $    209,899      $     69,183      $    107,585
Intellectual Properties                                             18,617             7,592                 -                 -
                                                              ------------      ------------      ------------      ------------
                                                              $    175,348      $    217,491      $     69,183      $    107,585
                                                              ============      ============      ============      ============

         (8) USE OF ESTIMATES:

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Significant estimates include management's estimate that accounts receivable of NetCo Partners as of September 30, 1999 will be collected in full, and that no reserve for uncollectible accounts is necessary (see Note 5). Significant estimates also include management's assessment of the net realizable value of the carrying value of the Company's mall-based retail operations (see
Note 10).

         The net debit for retail operations will be recovered through future operations or sales proceeds.

         (9) PENDING TRANSACTIONS:

         On August 30, 1999, the Company entered into a definitive agreement with CBS Corporation providing for the issuance to CBS of 6,672,031 shares of our common stock for an aggregate purchase price of $105,303,030. $100,000,000 of the purchase price is payable by CBS in advertising, promotion and content over a seven-year term. CBS will conduct the advertising and promotion across its full range of media properties, including the CBS television network, CBS owned and operated television stations, CBS cable networks, Infinity Broadcasting Corporation's radio stations and outdoor billboards, CBS Internet sites and CBS syndicated television and radio programs. To supplement the Company's internal sales efforts, the Company will have the right to require CBS to sell advertisements on the Hollywood.com website generating advertising revenues of up to $1.5 million per year and will pay an 8% commission on any additional advertising revenues generated by CBS for the Company. The balance of the purchase price is payable in cash by CBS to the Company upon the closing of the transaction. The Company will also issue to CBS upon the closing of the transaction a Warrant to purchase an additional 1,178,892 shares of common stock for an aggregate exercise price of $10,937,002. Half of the warrant exercise price is payable in cash and half is payable in additional advertising and promotion during the 24-month period immediately following the exercise of the Warrant by CBS. Closing of the CBS transaction is subject to approval of the issuance of common stock to CBS by the Company's shareholders. The transaction will be voted upon by the Company's shareholders at the annual meeting of shareholders scheduled to be held in December 1999.

         (10) COMMITMENTS AND CONTINGENCIES:

         TAX LOAN - As part of the Asset Purchase Agreement between the Company and CinemaSource, the Company has agreed to make a loan to the shareholder of CinemaSource to pay the taxes due on the portion of the purchase price paid in the form of common stock (not to exceed 24% of the value of the shares at the time of closing). As of September 30, 1999, a loan had not been granted.

         RESERVE FOR CLOSED STORES AND LEASE TERMINATION COSTS - The Company has aggressively pursued closure of its mall-based retail stores and closed 29 kiosk locations during 1998 and one in-line store in early 1999. Fifteen of the 29 mall leases were terminated at the expiration of the lease, or at the mutual consent of the Company and lessor, at no additional cost to the Company. The Company has reached agreement with certain of the other lessors to terminate the leases based on a maximum rental payment stream to be paid out over time, in most cases over a period of two to four months. The Company is currently negotiating with the remaining lessors to obtain assignment of and/or release from certain of its lease obligations, which are typically short term in duration. An aggregate charge in the amount of $1,121,028 was recorded in fiscal 1998 consisting of $653,474 for the write-off of 10 kiosks which the Company earmarked for abandonment, plus the write down of other property and equipment of the mall-based retail division, and a reserve of $467,554 for the estimated cost of the early lease terminations. During the nine months ended September 30, 1999, the Company reduced this reserve by $187,689 for payments made to the lessors under various lease termination agreements and increased the reserve by $150,000. At September 30, 1999, the remaining carrying value of the fixed assets of the retail operations is approximately $2.5 million. The Company intends to write-off the net book value of fixed assets remaining when the mall-based retail stores are closed.

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

         (12) SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
              ACTIVITIES:

         NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30,1999:

         o The Company recorded the conversion of $6,152,261 of Series A,B,C,D, and D-2 Preferred Stock into 1,580,490 shares of common stock.
         o Non-cash dividends on its Series A,B,C, D and D-2 Convertible Preferred Stock in the amount of $83,657 were recorded, of which $79,808 was paid through the issuance of 6,675 shares of common stock.
         o    Capital lease transactions totaled $56,068.
         o The Company issued 2,500 shares of restricted stock valued at $46,250 as an incentive stock bonus to an officer.

         NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

         o    Capital lease transactions totaled $60,501.
         o Dividends on Series A and B Convertible Preferred Stock in the amount of $127,151 which were paid through the issuance of 30,410 shares of common stock were recorded.
         o Convertible debentures of $650,000 were converted into 173,568 shares of common stock, plus accrued interest.
         o The Company issued 236,230 shares of restricted common stock valued at $796,225 to employees of the Company.

         (13) SUBSEQUENT EVENT:

         The Company announced that during the fourth quarter it will change its name to Hollywood.com, Inc. and its new ticker symbol will be HOLL. The name change is subject to the approval of the Company's shareholders at the annual meeting of shareholders scheduled to be held in December 1999.

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

         GENERAL

         We are a diversified Internet company whose primary businesses are the operation of movie and entertainment-related content and e-commerce websites and the development and licensing of intellectual properties. We also operate five mall-based retail stores, which we expect to close by the end of 1999. We have two operating divisions: the Internet and retail division and the intellectual properties division. The Internet and retail division conducts its operations through the following wholly owned direct and indirect subsidiaries of the
Company:

         o    hollywood.com, Inc., the owner of the Hollywood.com website;
         o    Big Online, Inc., the owner of the bigE.hollywood.com website;
         o Hollywood.com International, Inc., the company engaged in expanding the hollywood.com and bigE.com websites internationally;
         o Showtimes.com, Inc., the owner of the CinemaSource and EventSource businesses;
         o Baseline, Inc., the owner of the PKBaseline.com website; and o Tekno Comix, Inc., the owner of five mall-based retail stores.

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

         INTERNET OPERATIONS

         We operate several different movie and entertainment-related Internet businesses, including Hollywood.com, our movie content website, bigE.hollywood.com, our e-commerce website where we sell movie and other entertainment merchandise over the Internet, CinemaSource and EventSource, providers of movie showtimes listings and event listings to the Internet industry and other media companies, and PKBaseline.com, a comprehensive database of movie information oriented toward movie industry professionals.

         We launched our Internet store, bigE.com, in November 1998 and renamed it bigE.hollywood.com in September 1999. It features a product line of branded licensed merchandise including toys, apparel, video games, art, collectibles, housewares, accessories, costumes, games, high tech merchandise and media items. Our merchandise is based on movies and television shows such as Star Wars, Pokemon, Southpark, X-Files, Austin Powers and Star Trek, and popular culture. Our strategy is to make our website a one-stop shopping experience for anyone seeking entertainment merchandise. We attract customers to bigE.hollywood.com from relationships that we have with other Internet companies and their websites, including latimes.com, usatoday.com, Yahoo!, Excite, nj.com and others.

         On May 20, 1999, we acquired hollywood.com, Inc., which owns Hollywood.com, a movie content website with approximately 1 million pages of movie information including movie descriptions, commentary, movie news, celebrity information, movie showtimes listings, box office reports, movie soundtrack excerpts, and an extensive multimedia library. We acquired hollywood.com, Inc. from The Times Mirror Company for $31 million, which was paid by issuing Times Mirror 2,300,075 shares of our common stock and a one-year unsecured promissory note for $1,928,138. There were several reasons why we found the acquisition of Hollywood.com to be attractive. The primary reason was the "Hollywood.com" brand name, which is already established on the Internet as a popular movie website. We also believe that people around the world associate the "Hollywood" name with movies and entertainment. A second reason was the exclusive contract that Hollywood.com has with the National Association of Theatre Owners (NATO). Through this contract, Hollywood.com promotes its website to movie audiences by airing trailers featuring Hollywood.com before the feature films that play in most NATO-member theatres. In exchange, Hollywood.com provides websites for the exhibiting NATO members. These websites contain movie showtimes information for each theatre. In addition, as part of the acquisition, we are able to offer stories from the LOS ANGELES TIMES, which is owned by Times Mirror, on our website, and bigE.hollywood.com is the exclusive movie merchandise store featured on latimes.com.

         On May 18, 1999, we purchased substantially all of the assets of CinemaSource, Inc. Our wholly owned subsidiary, Showtimes.com, Inc., operates the CinemaSource business and is developing the EventSource business. CinemaSource provides movie showtimes and other movie-related information to the Internet industry and other media companies. CinemaSource provides this information to more than 100 different media outlets, including customers such as Yahoo!, Excite, Go Network, Ticketmaster/CitySearch, Zip 2, The New York Times website, usatoday.com, latimes.com, iWon.com, The Washington Post website, the Boston Globe website, the Newsday website and all of the websites of Knight Ridder and Advance/Newhouse. EventSource is a new business that is expanding through the existing CinemaSource customer base. EventSource provides information on entertainment events, such as concerts, in major cities around the country. We paid $6.5 million in cash and issued 436,191 shares of our common stock for the CinemaSource assets.

         On August 31, 1999, we purchased substantially all of the motion picture-related assets of Paul Kagan Associates, Inc., including the PKBaseline.com website, several publications, including the MOTION PICTURE INVESTOR, and a consumer oriented movie website. The PKBaseline.com website is a comprehensive database of movie information, which subscribers access by paying a fee for each piece of data that is downloaded. The website includes film credits, information on film projects in production, new movie releases, box office data, film synopses, biographies of entertainment celebrities, and film reviews. The data includes comprehensive information on over 67,000 films in the last half century. Baseline data continuously tracks production, distribution, and exhibition of feature films worldwide, including box office projections, budgets, and trends. The aggregate purchase price for the Baseline assets consisted of 492,611 shares of our common stock and warrants to purchase an aggregate of 54,735 shares of our common stock at an exercise price of $18.27 per share.

         On August 30, 1999, we entered into a definitive agreement with CBS Corporation providing for the issuance to CBS of 6,672,031 shares of our common stock for an aggregate purchase price of $105,303,030. $100,000,000 of the purchase price is payable by CBS in advertising, promotion and content over a seven-year term. CBS will conduct the advertising and promotion across its full range of media properties, including the CBS television network, CBS owned and operated television stations, CBS cable networks, Infinity Broadcasting Corporation's radio stations and outdoor billboards, CBS Internet sites and CBS syndicated television and radio programs. To supplement the Company's internal sales efforts, the Company will have the right to require CBS to sell advertisements on The Hollywood.com website generating advertising revenues of up to $1.5 million per year and will pay an 8% commission on any additional advertising revenue generated by CBS for the Company. The balance of the purchase price is payable in cash by CBS to the Company upon the closing of the transaction. The Company will also issue to CBS upon the closing of the transaction a Warrant to purchase an additional 1,178,892 shares of common stock for an aggregate exercise price of $10,937,002. Half of the warrant exercise price is payable in cash and half is payable in additional advertising and promotion during the 24-month period immediately following the exercise of the Warrant by CBS. Closing of the CBS transaction is subject to approval of the issuance of common stock to CBS by the Company's shareholders. The transaction will be voted upon by the Company's shareholders at the annual meeting of shareholders scheduled to be held in December 1999.

         We are integrating our Internet assets (Hollywood.com, bigE.hollywood.com, CinemaSource, and PKBaseline.com) into a comprehensive movie and entertainment Internet business that generates revenues through advertising sales, content syndication and online retail sales. We plan to increase our promotional efforts for our Internet business through the $100 million of advertising and promotion to be provided by CBS upon the closing of the transaction discussed above, and by continuing our other marketing programs. We also plan to expand the Hollywood.com and bigE.hollywood.com websites internationally through our recently announced affiliation with AOL Latin America and through relationships with other prospective foreign partners. On August 5, 1999, we announced a multi-year commerce and content agreement under which hollywood.com will be an anchor tenant in the entertainment channels of AOL branded services in Latin America and bigE.com will be prominently positioned in the shopping channels of AOL branded services in Latin America. We expect to launch a Portuguese language version of Hollywood.com and bigE.hollywood.com for the Brazilian market during the fourth quarter of 1999. We plan to launch a Spanish version of the sites in 2000 for the rest of Latin America.

         RETAIL STORES

         In addition to our Internet store, we currently operate five mall-based retail stores that sell entertainment-related merchandise. We greatly reduced our mall-based operations during 1998 and currently anticipate selling or closing all of our mall stores by the end of 1999.

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

         LICENSING ACTIVITIES. Set forth below is a discussion of certain of the Company's intellectual properties published or otherwise active during the third quarter of 1999 and the licensing activities related thereto. Those properties which are owned through NetCo Partners (in which the Company has a 50% interest) are so indicated. It is important to note that the Company (or NetCo Partners, if applicable) has the right to include the author's or celebrity's name as part of the title of the intellectual property for all licensed products, including books, television series and films based on such intellectual properties. The Company is generally obligated to pay the authors or celebrities fees based on amounts received by the Company from the licensing to third parties of the rights to produce other products featuring the intellectual properties. The Company seeks when possible to license its intellectual properties on terms that provide to the Company advance payments against royalties to be earned and that minimize or eliminate the Company's additional development costs going forward. The Company is continually in discussions with publishers, television networks, movie studios and other licensees to contract for additional licensing opportunities based on the Company's library of intellectual properties.

         o TOM CLANCY'S NET FORCE ("Net Force") (a NetCo Partners' property) was licensed for production as a four-hour television mini-series which aired on ABC in February 1999; for publication of six adult and 18 young adult novels to be published in North America by Berkley Publishing Group (a division of Pearson, plc.); for publication of the adult books as audio books by Random House Audio Publishing and Harper Collins Audio Publishing; and for book publication and distribution rights in foreign countries and languages throughout the world with eight different foreign publishers. The second adult novel currently occupies the number three position on The New York Times Bestseller List.
              The fifth and sixth young adult novels were published domestically during the third quarter of 1999. NetCo Partners has also entered into a product placement agreement with Dodge, a division of Chrysler Corporation, pursuant to which NetCo Partners has agreed to feature Dodge vehicles in the first four NET FORCE novels.

         o ANNE MCCAFFREY'S ACORNA: UNICORN GIRL has been licensed to HarperCollins for the North American publication and distribution of four prose novels and one illustrated novel. The original contract with HarperCollins included only the first two prose novels and the illustrated novel, which were published in 1997 and 1998. Based on the popularity of the initial books, HarperCollins continued this book series by entering into a licensing agreement with the Company for two additional books. The hard cover edition of the third book in the series was published during the third quarter of 1999. This intellectual property has also been licensed to Books on Tape, Inc. for production of unabridged audio recordings of the first three prose novels, two of which were released in early 1999, and to various other parties for licensing rights in certain countries outside the United States and Canada.

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

         BOOK DEVELOPMENT AND LICENSING. The Company conducts its book development and licensing activities through its 51%-owned subsidiary, Tekno Books. Tekno Books is a leading book packager of fiction and non-fiction, with approximately 1,100 books published since its inception (approximately 375 published since the fourth quarter of 1994, when the Company acquired its interest in Tekno Books) and approximately 190 additional books under contract that are forthcoming. In addition to providing the Company with access to a number of best-selling authors, Tekno Books creates book projects by developing concepts, negotiating publishing agreements and executing substantially all aspects of the book projects. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. These books have been published with more than 60 publishers (including HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Penguin Putnam and Warner Books), translated into 32 languages, and selected by 22 different book clubs. Tekno Books is also a leading producer of novels and anthologies in the science fiction, fantasy, mystery, horror and Western genres.

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

         Tekno Books, through its wholly owned subsidiary, Tekno Books International, LLC, also entered into an agreement with The Classica Foundation, a Russian charitable organization ("Classica"). Classica holds the only catalogue of archived documents contained in the Russian archives, consisting of millions of documents that were captured by the Soviets from the German archives at the end of World War II. The agreement with Classica granted Tekno Books the exclusive use of this catalogue to the Russian archives, and the right to copy the materials contained therein for use in licensing rights for books, CD-ROMs, on-line, documentaries, television specials and feature films based on these materials. Tekno Books has developed an extensive list of major book projects that may be developed from these archives, including books on topics such as the German military, German intelligence activities before and during World War II, the Nazi party, certain of Hitler's personal papers and correspondence, Germany's plan for the occupation of England, and German-Vatican relations. The agreement with Classica expired on September 12, 1999. The Company is currently evaluating whether to extend the agreement.

         Tekno Books owns a 50% interest in MYSTERY SCENE MAGAZINE, a trade journal of the mystery genre. The Company also owns a 25% interest in the magazine.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1999 ("Q3-99") AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998 ("Q3-98"), AND NINE MONTHS ENDED SEPTEMBER 30, 1999 ("Y3-99") AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 ("Y3-98").

         The following table summarizes the Company's revenues, cost of sales and gross profit by division for Q3-99 and Q3-98, Y3-99, and Y3-98 respectively:

                 INTELLECTUAL   INTERNET/MALL-
                  PROPERTIES    BASED RETAIL      TOTAL
                  ----------     ----------     ----------
Q3-99

Net Revenues      $  232,405     $2,542,329     $2,774,734
Cost of Sales        103,127        519,288        622,415
                  ----------     ----------     ----------
Gross Profit      $  129,278     $2,023,041     $2,152,319
                  ==========     ==========     ==========

Q3-98

Net Revenues      $  737,492     $1,510,656     $2,248,148
Cost of Sales        465,375        841,930      1,307,305
                  ----------     ----------     ----------
Gross Profit      $  272,117     $  668,726     $  940,843
                  ==========     ==========     ==========

Y3-99

Net Revenues      $1,260,182     $4,569,742     $5,829,924
Cost of Sales        515,536      1,372,469      1,888,005
                  ----------     ----------     ----------
Gross Profit      $  744,646     $3,197,273     $3,941,919
                  ==========     ==========     ==========

Y3-98

Net Revenues      $1,739,235     $5,633,429     $7,372,664
Cost of Sales        649,238      3,222,517      3,871,755
                  ----------     ----------     ----------
Gross Profit      $1,089,997     $2,410,912     $3,500,909
                  ==========     ==========     ==========

         NET REVENUES

         The Company acquired the Baseline II, Inc. Internet business on August 31, 1999. Therefore, the Q3-99 results of operations for the Internet and mall-based retail division are not reflective of the results of operations for future periods.

         Net revenues (not taking into account the Company's 50% interest in NetCo Partners) increased by 23%, or $526,586, to $2,774,734 for Q3-99 from $2,248,148 for Q3-98. Net revenues for Y3-99 decreased by $1,542,740, or 21%, to $5,829,924 from $7,372,664 for Y3-98. The decrease in net revenues is attributable to the decrease in retail revenues as a result of the phase-out of the Company's mall-based retail operations offset by an increase in Internet revenues resulting from the acquisitions of three Internet businesses in 1999. For Q3-99, revenues generated by the Internet/mall-based retail division amounted to 92% of the Company's total revenues while revenues from the intellectual properties division amounted to 8% of the total (does not include revenues from 50% interest in NetCo Partners). By comparison for Q3-98, Internet/mall-based retail revenues amounted to 67% of the total and intellectual properties revenues amounted to 33% of the total.

         GROSS PROFIT

         Overall Company gross profit increased by 129%, or $1,211,476, to $2,152,319 for Q3-99 from $940,843 for Q3-98. As a percentage of net revenues, gross profit increased to 78% for Q3-99 from 42% for Q3-98. The Company's overall gross profit increased $441,010 or 13%, from $3,500,909 for Y3-98 to $3,941,919 for Y3-99. The increase in gross profit is attributable to the change in the mix of revenues being recognized in our Internet/mall-based retail division. Revenues from our mall-based retail operations, which generate a lower gross profit, have decreased substantially, while revenues from our Internet business, which generate a higher gross profit, have increased.

         INTERNET/MALL-BASED RETAIL DIVISION

         The Internet and mall-based retail division generates revenues through the sale of advertising on the Company's websites, the sale of entertainment merchandise over the Internet and in mall-based retail stores, licensing movie showtimes listings and other movie content to the Internet industry and other media companies, and licensing movie data through its comprehensive database of movie information oriented towards movie industry professionals. The composition of net revenues is as follows:

                                             Q3-99                  Q3-98
                                      ------------------     ------------------
                                           $         %           $           %
                                      ----------     ---     ----------     ---
Internet Sales                        $2,383,536      94     $       --      --
Retail Sales                             158,793       6      1,128,006      75
Advertising Income - Retail (ABC)             --      --        382,650      25
                                      ----------     ---     ----------     ---
   TOTAL                              $2,542,329     100     $1,510,656     100
                                      ==========     ===     ==========     ===

                                             Y3-99                   Y3-98
                                      ------------------     -------------------
                                           $           %          $           %
                                      ----------     ---     ----------      ---

Internet Sales                        $3,293,257       72     $       --      --
Retail Sales                           1,056,485       23      4,000,779      71
Advertising Income - Retail (ABC)        220,000        5      1,282,650      23
Franchise Fee Income                          --       --        350,000       6
                                      ----------      ---     ----------     ---
   TOTAL                              $4,569,742      100     $5,633,429     100
                                      ==========      ===     ==========     ===

         Net revenues for this division increased by 68%, or $1,031,673, to $2,542,329 for Q3-99 from $1,510,656 for Q3-98 and decreased 19%, or $1,063,687 from $5,633,429 for Y3-98 to $4,569,742 for Y3-99. The Company's decision to exit the mall-based retail business in 1998 has contributed greatly to the reduced level of retail revenues. This decrease in revenues was offset by an increase in Internet revenues recognized as a result of the Company's acquisitions during Q2-99 and Q3-99 of three Internet businesses.

         Net revenues include revenues earned from several different movie and entertainment-related Internet businesses, including Hollywood.com, our movie content website, bigE.hollywood.com, our e-commerce website where we sell movie and other entertainment merchandise over the Internet, CinemaSource and EventSource, providers of movie showtimes listings and event listings to the Internet industry and other media companies, and PKBaseline.com, a comprehensive database of movie information oriented toward movie industry professionals. Internet sales were $2,383,536 for Q3-99. The Internet businesses described above were acquired during 1999 and the e-commerce business launched during Q4-98; therefore, there are no sales in Q3-98 or Y3-98. On a pro forma basis if these Internet businesses were acquired in 1998, then revenues would have been $2,428,984 for Q3-99 as compared to $1,062,575 for Q3-98, an increase of $1,366,409 or 129%. In addition, on a pro forma basis revenues would have been $5,602,486 for Y3-99 as compared to $2,867,575 for Y3-98, an increase of $2,734,911 or 95%.

         Also included in net revenues (as Internet sales) is imputed income earned under the NATO contract, which the Company acquired through its acquisition of hollywood.com during Q2-99 and barter advertising revenue. Through the NATO contract hollywood.com promotes its website to movie audiences by airing trailers about hollywood.com before the feature films that play in most NATO-member theatres. In exchange, hollywood.com provides websites for the exhibiting NATO members. In Q3-99 the Company recorded $745,437 in promotional revenue earned under the NATO contract and recorded $1,167,853 for Y3-99.
The Company also recorded $63,707 in barter advertising revenue for Q3-99 and $76,707 for Y3-99.

         The Company began closing its marginal kiosk units during Q1-98 and closed a total of 29 kiosks during 1998. An additional in-line store was closed in Q1-99, leaving the Company with six mall-based retail stores at September 30, 1999. Retail sales decreased 86%, or $969,213, to $158,793 for Q3-99 as compared to $1,128,006 for Q3-98 and decreased 74%, or $2,944,294, to $1,056,485 for
Y3-99 as compared to $4,000,779 for Y3-98 principally due to the closure of the mall-based stores as noted above.

         Net revenues include imputed income from running ABC video clips on the in-store television monitors in exchange for advertising air time on local ABC affiliate television stations. The Company records the estimated fair value of the air time received from the ABC affiliates as the value of the revenues earned by playing the ABC video clips in its retail units. Revenues decreased by $382,650 for Q3-99 because the Company discontinued playing the video clips during the first quarter of 1999.

         Revenues for the entertainment retail division for Y3-98 also include $350,000 of franchise fee income. This income represents the territorial exclusivity fee which the Company received during the first quarter of 1998 from the franchisee for the Phoenix, Arizona territory. Under the Company's agreement with this franchisee, the franchisee must open at least one store by December 1999 and one store each year thereafter in order to preserve its exclusivity. No stores have been opened by the franchisee to date. The agreement also provides for a continuing royalty based upon sales of the franchised units. The Company is not obligated to provide any additional support to the franchisee under this agreement.

         Gross profit for the Internet and mall-based retail division increased by $1,354,315 or 203% from $668,726 for Q3-98 to $2,023,041 for Q3-99 and increased by $786,361 or 33% from $2,410,912 for Y3-98 to $3,197,273 for Y3-99.
The gross profit increased for Q3-99 because the Internet revenues have increased and are generating higher gross profits than the revenues from the mall-based retail operations, which have decreased. As a percentage of Internet and retail division revenues, gross profit increased to 80% for Q3-99 from 44% for Q3-98 and from 43% for Y3-98 to 70% for Y3-99.

         INTELLECTUAL PROPERTIES DIVISION

         The intellectual properties division generates revenues from several different activities including book development and licensing, intellectual property licensing, and publishing MYSTERY SCENE MAGAZINE. The revenue breakdown from these activities is as follows:

                                         Q3-99                     Q3-98
                                 --------------------     --------------------
                                      $         %              $         %
                                 ----------     -----     ----------     -----
Book Development & Licensing     $  214,963        92     $  735,549       100
Other                                17,442         8          1,943        --
                                 ----------     -----     ----------     -----
   Totals                        $  232,405       100     $  737,492       100
                                 ==========     =====     ==========     =====
                                         Y3-99                    Y3-98
                                 --------------------     --------------------
                                      $         %              $         %
                                 ----------     -----     ----------     -----
Book Development & Licensing     $1,208,347        96     $1,706,914        98
Other                                51,835         4         32,321         2
                                 ----------     -----     ----------     -----
   Totals                        $1,260,182       100     $1,739,235       100
                                 ==========     =====     ==========     =====


         Book development and licensing represented 92% of the revenues generated by the intellectual properties division for Q3-99 and 96% for Y3-99. The Company's book development and licensing activities are conducted through its 51%-owned subsidiary, Tekno Books, which focuses on developing and executing book projects, frequently with best-selling authors, and then licensing the books for publication with various publishers. Book development and licensing revenues decreased by $520,586, or 71%, to $214,963 for Q3-99 from $735,549 for Q3-98. Book development and licensing decreased $498,567 or 29% from $1,706,914 in Y3-98 to $1,208,347 in Y3-99. The decrease in revenues is attributable to a lesser number of manuscripts being delivered in Q3-99 and Y3-99 as compared to Q3-98 and Y3-98. Revenues vary quarter to quarter dependent on the various stages of the book projects. Revenues are recognized when the earnings process has been completed based on the terms of the various agreements and when ultimate collection of such revenues is no longer subject to contingencies.

         Other revenues generated by the intellectual properties division (excluding revenues generated by NetCo Partners) consist of licensing revenues derived from the intellectual properties owned directly by the Company and publishing revenues generated from publication of MYSTERY SCENE MAGAZINE, a mystery-genre trade journal published by the Company's 51%-owned subsidiary, Fedora, Inc. Other revenues generated by the intellectual properties division increased by 798%, or $15,499, to $17,442 for Q3-99 from $1,943 for Q3-98. Other revenues increased $19,514 or 60%, to $51,835 for Y3-99, from $32,321 for Y3-98.
Note that licensing revenues generated by NetCo Partners (in which the Company has a 50% interest) are not included in the above revenue figures, but rather are included in equity in earnings of NetCo Partners discussed in more detail under "Equity in Earnings of NetCo Partners."

         Gross profit for the intellectual properties division (not including the Company's 50% equity in the earnings of NetCo Partners) decreased by 52%, or $142,839, to $129,278 for Q3-99 from $272,117 for Q3-98. Gross profits decreased 32% or $345,351 to $744,646 for Y3-99 from $1,089,997 for Y3-98.

         EQUITY IN EARNINGS OF NETCO PARTNERS

         The Company's 50% share in the earnings of NetCo Partners increased by 123%, or $475,746, to $87,472 for Q3-99 from $(388,274) for Q3-98 and increased
$1,307,943 from $(97,880) for Y3-98 to $1,210,063 for Y3-99. Revenue increased for Q3-99 and Y3-99 because of an adjustment made in Q3-98 that reduced revenue by $1.2 million as a result of a modification of the ABC mini-series contract. See revenue recognition described below.

         NET FORCE was licensed for production as a four-hour television mini-series which aired on ABC in February 1999; for publication of six adult and 18 young adult novels to be published in North America by Berkley Publishing Group (a division of Pearson, plc.); for publication of the first two adult books as audio books by Random House Audio Publishing; and for book publication and distribution rights in foreign countries and languages throughout the world with eight different foreign publishers. The first adult novel and the first six young adult novels were published in the U.S. during 1999. NetCo Partners has also entered into a product placement agreement with Dodge, a division of Chrysler Corporation, pursuant to which NetCo Partners has agreed to feature Dodge vehicles in the first four NET FORCE novels.

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

         OPERATING EXPENSES

         Operating expenses consist of selling, general and administrative expenses, salaries and benefits, depreciation, amortization of goodwill and intangibles and reserve for closed stores. Operating expenses increased by 147%, or $4,259,530, to $7,162,439 for Q3-99 from $2,902,909 for Q3-98 and by
$4,849,914, or 55%, from $8,774,567 for Y3-98 to $13,624,481 for Y3-99. The increase in total expenses in Q3-99 as compared to total operating expenses in Q3-98 reflects increases in selling, general and administrative expenses of $1,878,473 or 146%, in salaries and benefits of $924,111, or 102%, or and in amortization of goodwill and intangibles of $1,447,999. The increase in operating expenses is primarily attributable to additional amortization of goodwill and intangibles, additional depreciation, and additional costs as a result of the acquisition of hollywood.com, CinemaSource, and PKBaseline during 1999. Included in selling, general and administrative expenses is non-cash advertising expense of $822,145 for Q3-99, which represents the value of the advertising that the Company supplies to various websites and affiliates in accordance with the NATO contract and other barter contracts and $382,600 for Q3-98 which represents ABC advertising expense.

         INTEREST EXPENSE, NET

         Net interest expense decreased by 46%, or $79,047, to $93,378 for Q3-99 as compared to $172,425 for Q3-98, and 25% or $151,209, from $613,549 for Y3-98 to $462,340 for Y3-99 as a result of reduced borrowings under the inventory line of credit and elimination of interest expense on the convertible debenture which was converted during 1998 offset by interest income earned in 1999.

         NET LOSS

         The Company generated a net loss of $5,201,881 for Q3-99 as compared to a net loss of $2,680,068 for Q3-98, an increase of 94% or $2,521,813. For Y3-99 the net loss increased by 52% or $3,278,011 from $6,362,573 for Y3-98 to $9,640,584 for Y3-99. The significant portion of the increased loss for Q3-99 is attributable to the reduction in retail revenues from our mall-based retail locations and the increase in amortization of goodwill and intangibles and costs associated with operating the Internet businesses. On a per share basis, the loss per common share was ($.36) for Q3-98 and Q3-99, while the loss per common share improved by $.03 from ($.89) for Y3-98 to ($.86) for Y3-99.

         The Company has made several modifications to its initial business plan in an effort to reverse its losses. During 1997, the Company stopped publishing comic books and during 1998 and 1999, the Company began to phase out its mall-based retail operations. The Company is in the process of closing its remaining mall-based retail stores.

         The Company is presently focusing its efforts on further development and expansion of its Internet business, both through acquisitions and strategic alliances, and through expansion of its e-commerce operations. The Company has successfully completed the acquisitions of hollywood.com, CinemaSource and Baseline. The Company believes that it will be well-positioned in the Internet business with revenues derived from advertising sales, content syndication and online retail sales.

         SHAREHOLDERS' EQUITY

         Shareholders' equity increased from $1,523,435 at December 31, 1998 to $59,555,841 at September 30, 1999. The increase in shareholders' equity is attributable to the net proceeds received from the issuance of additional shares of common stock to acquire hollywood.com, CinemaSource and Baseline, the exercise of stock options and warrants, and the private placement, offset by the Company's net loss for Y3-99 of $9,640,584.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had cash and cash equivalents of $6,229,996 and working capital of $5,161,477, compared to cash and cash equivalents of $729,334 and a working capital deficit of $1,327,453 at December 31, 1998. Net cash used in operating activities during Q3-99 was $6,618,810, primarily representing cash used to fund the Company's net loss and a decrease in accounts payable. Net cash used in investing activities was $7,785,100, while $19,904,572 in cash was provided by financing activities. As a result of all of the above, cash and cash equivalents increased by $5,500,662 for Y3-99. During Y3-98, net cash used in operating activities was $3,625,395, net cash used in investing activities was $494,792, and $3,433,923 in cash was provided by financing activities.

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

         During the nine months ended September 30, 1999, the Company issued 907,534 shares of common stock upon the exercise of outstanding stock options and warrants, for which the Company received $4.8 million in exercise proceeds. As a result of the rise in the market price of the Company's common stock in late 1998, the Company has experienced a fairly steady stream of stock option and warrant exercises. As of September 30, 1999, there were 3,345,256 options and warrants outstanding at exercise prices ranging from $0.01 to $22.00 per share. Provided that the market price of the Company's common stock remains above the exercise prices, the Company anticipates that additional option and warrant holders may exercise their options and warrants, particularly as the securities vest or the underlying securities become eligible for resale, which would provide a source of additional capital to the Company. There can be no assurances, however, that any or all of the remaining outstanding options and warrants will be exercised.

         On August 31, 1999, the Company issued 163,185 shares of common stock under a subscription agreement for an aggregate purchase price of $2.5 million.

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

         YEAR 2000 ISSUES

         The Company has completed a survey of the software and hardware used in its Internet operations and believes that all major systems and components are currently year 2000 compliant. Management also believes that the Company's major operating systems, including the Company's financial systems and the systems used by Tekno Books, the Company's book development and licensing operation, are currently year 2000 compliant.

         As the Company currently intends to phase out its mall-based retail operations, it is unlikely that any material portion of the existing retail systems will be used by the Company after year-end 1999. The Company has determined that the software and hardware for the point-of-sale registers in the stores is not year 2000 compliant. As the Company presently only operates five stores, if it needed to replace all of its point-of-sale software and registers, the cost is not expected to exceed $100,000.

         Other than the potential cost to upgrade or replace the store point-of-sale software and hardware, the Company is not presently aware of any material expenditures that will be necessary for the Company to be year 2000 compliant, beyond those already incurred. There can be no assurances, however, that significant expenditures will not be required in the future. Significant vendors have been contacted to ensure that their year 2000 issues will be resolved in a timely manner and will not be disruptive to the Company's operations. Although the Company has completed a survey of its major operating systems, it plans to continue to assess the impact of year 2000 on its business. The year 2000 issue is not currently expected to have a material adverse impact on the Company's current or future business operations or financial condition.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 1999, the Company issued an aggregate of 492,611 shares of common stock to three entities as consideration for the Company's acquisition of the assets of Baseline II, Inc. and certain related assets. The Company issued to the same entities warrants to purchase an aggregate of 54,735 shares of common stock at an exercise price of $18.27 per share. The warrants became exercisable upon issuance and will expire three years from the date of issuance. The Company also issued to Paul Kagan 163,185 shares of common stock for an aggregate purchase price of $2.5 million.

         During the quarter ended September 30, 1999, the Company also issued stock options and warrants to purchase an aggregate of 782,139 shares of the Company's common stock, including 682,139 stock options granted to employees at exercise prices ranging from $15.63 to $22.00 and a warrant to purchase 100,000 shares at an exercise price of $21.42 per share. Options granted to employees are subject to vesting periods ranging from six months to four years and generally expire five years from the date of issuance. The warrant is expected to become exercisable during the fourth quarter of 1999 and will expire ten years from the date it becomes exercisable. The Company did not pay any placement fees or commissions in connection with the issuance of the securities.

         In addition, the Company issued 570,563 shares of its common stock upon the exercise of outstanding warrants and options with exercise prices ranging from $5.00 to $10.188 per share. The Company received gross proceeds of $3,144,857 for these various exercises and paid no fees or commissions relating to the issuances.

         On August 26, 1999, a holder of the Company's Series D 7% Convertible Preferred Stock converted 50 of the outstanding shares of Series D Preferred Stock into 108,071 shares of the Company's common stock.

         The common stock issued by the Company upon exercise of options granted under the Company's 1993 Stock Option Plan and its Directors Stock Option Plan were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on October 23, 1996. The other securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving a public offering, each recipient of securities having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

EXHIBIT                                                                                       INCORPORATED BY
  NO.       DESCRIPTION                                                                       REFERENCE FROM
  ---       -----------                                                                       --------------
  3.1       Articles of Incorporation, as amended                                                     (1)

  3.2       Articles  of  Amendment  to  Articles  of  Incorporation  of  the  Company  for
            Designation of  Preferences,  Rights and Limitations of 7% Series D Convertible
            Preferred Stock                                                                           (1)

  3.3       Articles  of  Amendment  to  Articles  of  Incorporation  of  the  Company  for           (2)
            Designation  of   Preferences,   Rights  and   Limitations  of  7%  Series  D-2
            Convertible Preferred Stock

  3.4       Articles of  Amendment  to Articles of  Incorporation  of the Company  amending           (7)
            Designation of  Preferences,  Rights and  Limitations of Series A Variable Rate
            Convertible Preferred Stock

  3.5       Articles of  Amendment  to Articles of  Incorporation  of the Company  amending           (7)
            Designation of Preferences,  Rights and  Limitations of Series B  Variable Rate
            Convertible Preferred Stock

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

  10.1      Securities Purchase Agreement, dated July 28, 1999, between the
            Company and AOL Latin America, S.L.

  10.2      Warrant  dated  July 28,  1999 by the  Company  issued in the name of AOL Latin
            America, S.L. for 100,000 shares of Common Stock

  10.3      Stock Purchase Agreement,  dated as of August 26, 1999, between the Company and           (5)
            CBS Corporation

  10.4      Asset  Purchase  Agreement,  dated as of  August  30,  1999,  by and  among the           (6)
            Company,  Baseline II, Inc., Paul Kagan Associates,  Inc.,  Cinema  Enterprises
            Group LLC and Paul Kagan

  10.5      Non-Competition  Agreement,  dated as of  August  31,  1999,  by and  among the           (6)
            Company, Baseline II, Inc., Paul Kagan Associates, Inc. and Paul Kagan



  10.6      Warrant  dated  August 31, 1999 by the  Company  issued in the name of Baseline           (6)
            II, Inc. for 49,262 shares of Common Stock (with  similar  Warrants to purchase
            3,284  and  2,189  shares of  Common  Stock  issued  in the name of Paul  Kagan
            Associates, Inc. and Paul Kagan, respectively)

  27.1      Financial Data Schedule


------------------

(1) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(2) Incorporated by reference from the exhibit filed with the Company's Registration statement on Form S-3 (No. 333-68209).
(3) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-69294).
(4) Incorporated by reference from Exhibit 1 to the Company's Current Report on Form 8-K filed on October 20, 1999.
(5) Incorporated by reference from Exhibit 1 to the Company's Current Report on Form 8-K filed on September 28, 1999.
(6) Incorporated by reference from Exhibits 1, 2 and 3 to the Company's Current Report on Form 8-K.
(7) Incorporated by reference from the exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

         (b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on September 15, 1999 announcing the consummation of the acquisition of Baseline II, Inc. and certain related assets on August 31, 1999. The Company filed a Current Report on Form 8-K on September 28, 1999 announcing that it entered into a definitive agreement with CBS Corporation providing for the issuance by the Company to CBS Corporation of 6,672,031 shares of the Company's common stock for an aggregate purchase price of $105,303,030.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BIG ENTERTAINMENT, INC.

Date:    November 12, 1999         By:    /s/ Mitchell Rubenstein
                                          --------------------------------------
                                          Mitchell Rubenstein, Chairman of the
                                          Board and Chief Executive Officer
                                          (Principal executive, financial and
                                          accounting officer)

                                  EXHIBIT INDEX


EXHIBIT                                                                                       INCORPORATED BY
  NO.       DESCRIPTION                                                                       REFERENCE FROM
  ---       -----------                                                                       --------------
  3.1       Articles of Incorporation, as amended                                                     (1)

  3.2       Articles  of  Amendment  to  Articles  of  Incorporation  of  the  Company  for
            Designation of  Preferences,  Rights and Limitations of 7% Series D Convertible
            Preferred Stock                                                                           (1)

  3.3       Articles  of  Amendment  to  Articles  of  Incorporation  of  the  Company  for           (2)
            Designation  of   Preferences,   Rights  and   Limitations  of  7%  Series  D-2
            Convertible Preferred Stock

  3.4       Articles of  Amendment  to Articles of  Incorporation  of the Company  amending           (7)
            Designation of  Preferences,  Rights and  Limitations of Series A Variable Rate
            Convertible Preferred Stock

  3.5       Articles of  Amendment  to Articles of  Incorporation  of the Company  amending           (7)
            Designation of Preferences,  Rights and  Limitations of Series B  Variable Rate
            Convertible Preferred Stock

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

  10.1      Securities Purchase Agreement, dated July 28, 1999, between the
            Company and AOL Latin America, S.L.

  10.2      Warrant  dated  July 28,  1999 by the  Company  issued in the name of AOL Latin
            America, S.L. for 100,000 shares of Common Stock

  10.3      Stock Purchase Agreement,  dated as of August 26, 1999, between the Company and           (5)
            CBS Corporation

  10.4      Asset  Purchase  Agreement,  dated as of  August  30,  1999,  by and  among the           (6)
            Company,  Baseline II, Inc., Paul Kagan Associates,  Inc.,  Cinema  Enterprises
            Group LLC and Paul Kagan

  10.5      Non-Competition  Agreement,  dated as of  August  31,  1999,  by and  among the           (6)
            Company, Baseline II, Inc., Paul Kagan Associates, Inc. and Paul Kagan



  10.6      Warrant  dated  August 31, 1999 by the  Company  issued in the name of Baseline           (6)
            II, Inc. for 49,262 shares of Common Stock (with  similar  Warrants to purchase
            3,284  and  2,189  shares of  Common  Stock  issued  in the name of Paul  Kagan
            Associates, Inc. and Paul Kagan, respectively)

  27.1      Financial Data Schedule

                                      -36-