Form 10-K405
period 1999-12-31
BIG ENTERTAINMENT INC
filed 2000-03-31
CIK 912544

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                   to
                                        -----------------    -----------------
                           Commission File No. 0-22908
                                               -------

                               HOLLYWOOD.COM, INC.
          (Exact name of registrant issuer as specified in its charter)

            FLORIDA                                               65-0385686
----------------------------------------                     -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2255 GLADES ROAD, SUITE 237 WEST
       BOCA RATON, FLORIDA                                          33431
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

                                 (561) 998-8000
                              --------------------
                           (Issuer's telephone number)
       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates on March 23, 2000, based on the last sale price of the common stock as reported by Nasdaq, was $168,797,522.

As of March 23, 2000, there were 22,010,500 shares of the issuer's common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                               HOLLYWOOD.COM, INC.
                                    FORM 10-K
                               FOR THE YEAR ENDED
                                DECEMBER 31, 1999

                                Table of Contents

FORWARD-LOOKING STATEMENTS.............................................................................1


                                                  PART I


Item 1. Business.......................................................................................1

Item 2. Properities....................................................................................9

Item 3. Legal Proceedings.............................................................................10

Item 4. Submission of Matters to a Vote of Security Holders...........................................10


                                                 PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.........................13

Item 6. Selected Financial Data ......................................................................14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ........15

Item 7A. Quantitative and Qualitative Disclosure About Market Risk ...................................28

Item 8. Financial Statements and Supplementary Data ..................................................28

Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..........................................................56


                                                 PART III


Item 10. Directors and Executive Officers of the Registrant...........................................57

Item 11. Executive Compensation.......................................................................61

Item 12. Security Ownership of Certain Beneficial Owners and Management...............................65

Item 13. Certain Relationships and Related Transactions...............................................67

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K.............................75

                           FORWARD-LOOKING STATEMENTS

         Hollywood.com, Inc. (the "Company" or "Hollywood.com") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-K or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "plan," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, our continuing operating losses and accumulated deficit, our limited operating history, the need for additional capital to finance our operations, the need to manage our growth and integrate new businesses into the Company, our ability to develop strategic relationships, our ability to compete with other Internet companies, technology risks and the general risk of doing business over the Internet, future government regulation, dependence on our founders, the interests of our largest shareholder, CBS Corporation, and accounting considerations related to our strategic alliance with CBS Corporation. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.


                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

         We are a premier entertainment-focused Internet company that generates revenues through the sale of advertising, the business-to-business (B2B) syndication of entertainment-related content, and the sale of entertainment merchandise through our web sites. We also continue to operate the intellectual property business from which our company has expanded and evolved. Since launching our internet business in November 1998, we have significantly expanded our Internet business through the acquisition of Hollywood.com, CinemaSource and Baseline. In addition, we entered into a seven-year agreement with CBS Corporation in January 2000 providing for $100 million of advertising and promotion of the Hollywood.com web site and $5.3 million in cash in exchange for an approximate 30% equity interest in the Company.

INTERNET BUSINESSES

         ADVERTISING REVENUES.

         HOLLYWOOD.COM. Hollywood.com is a premier entertainment related web site featuring extensive entertainment content, including movie descriptions and reviews, digitized movie trailers and photos, movie showtime listings, entertainment news, box office results, interactive games, movie soundtracks, celebrity profiles and biographies, comprehensive coverage of entertainment awards shows and film festivals and exclusive video coverage of movie premieres. Hollywood.com was launched in 1994 and acquired by us in May 1999. Page impressions recorded on the Hollywood.com web site have steadily increased over the last year from approximately 20 million impressions in December 1998 to approximately 38 million impressions in December 1999. The Hollywood.com web site recorded approximately 52 million impressions in February 2000.

         We currently generate substantially all of our advertising revenues through the Hollywood.com web site. We sell banner advertising and sponsorships on Hollywood.com through an internal advertising sales force and through relationships with outside advertising firms. Some of our recent advertisers include Microsoft, Toyota, Universal Studios, eBay, P&G, iVillage, Visa, M&Ms, Destination Films, New Line Cinema, JC Penny, US Army, Nissan and Women.com.

         We promote the Hollywood.com web site through our strategic relationships with CBS Corporation and the National Association of Theatre Owners. Through exclusive contracts with the National Association of Theatre Owners (NATO) and over 85 of its member theater exhibitors, we promote the Hollywood.com web site to movie audiences by airing trailers about Hollywood.com before feature films that play in participating theaters and by displaying posters and other promotional materials in those theaters. In exchange, we develop and maintain web sites for many of the theater exhibitors that feature their movie showtimes.

         In January 2000 we entered into a strategic, seven-year relationship with CBS Corporation that provides for extensive promotion of the Hollywood.com web site. CBS has agreed to provide Hollywood.com with $100,000,000 of promotion across its full range of media properties, including the CBS television network, CBS owned and operated television stations, CBS cable networks, Infinity Broadcasting Corporation's radio stations and outdoor billboards, CBS Internet sites and CBS syndicated television and radio programs. To supplement our internal sales efforts, we also have the right to reallocate a portion of each year's promotional budget and require CBS Corporation to sell up to $1.5 million of advertising on the Hollywood.com web site. CBS has agreed to include the Hollywood.com web site in all advertising sale programs and presentations that are appropriate for the sale of advertising on the web site. We will pay an 8% commission on any additional advertising revenues generated by CBS for us in excess of the $1.5 million guaranteed amount selected by us each year.

         HOLLYWOOD.COM INTERNATIONAL. We have entered into and are pursuing several strategic relationships geared toward leveraging the Hollywood.com brand internationally. We entered into an agreement with AOL Latin America in late 1999 pursuant to which we agreed to launch Portuguese and Spanish versions of the Hollywood.com web site to be promoted on AOL in countries throughout Latin America. We launched the br.hollywood.com Portuguese-language web site in Brazil in November 1999. Br.hollywood.com is tailored to the Brazilian movie-going audience and features much of the same content that is on Hollywood.com, including daily entertainment news, movie descriptions and reviews, movie previews, movie soundtracks, celebrity profiles and biographies and interactive games. We plan to launch ar.hollywood.com in Argentina and mx.hollywood.com in Mexico in May 2000. Our br.hollywood.com web site is featured and promoted on the entertainment channels of both AOL Latin America and El Sitio.com, a Latin American-based Internet portal, and our other Latin American web sites will also be featured on these portals.

         BUSINESS-TO-BUSINESS (B2B) SYNDICATION REVENUES.

         Our business-to-business syndication operation is conducted through Showtimes.com, Inc., which operates the CinemaSource and EventSource divisions, and Baseline.

         CINEMASOURCE AND EVENTSOURCE. CinemaSource is the largest supplier of movie showtimes to the Internet and compiles movie showtimes for every movie theater in the United States and Canada, representing approximately 36,000 movie screens. Since its organization in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 200 different Internet sites and media outlets, including Yahoo!, Excite, Go Network, Ticketmaster/CitySearch, Zip 2, NBCi, THE NEW YORK TIMES web site, usatoday.com, latimes.com, iWon.com, THE WASHINGTON POST web site, the BOSTON GLOBE web site, the NEWSDAY web site, and all of the web sites of Knight Ridder and Advance/Newhouse. In addition, CinemaSource recently expanded its syndication business to include entertainment news, movie reviews, and celebrity biographies. In addition to charging guaranteed amounts for the data that it provides to its customers, CinemaSource often shares in the advertising revenue generated by its customers in connection with the data. CinemaSource was established in 1995 and acquired by us in mid-1999.

         We launched the EventSource business in mid-1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and live theater. We expect EventSource to expand nationwide in the second quarter of 2000 by utilizing the existing CinemaSource customer base. Current EventSource customers include the web sites of The New York Times and Knight Ridder.

         BASELINE. Baseline operates a pay-per-use web site geared to movie professionals, which is located at the URL PKBaseline.com. Baseline also publishes and distributes several movie-related publications, including the MOTION PICTURE INVESTOR. We acquired the Baseline business from media analyst Paul Kagan in August 1999 and Paul Kagan Associates publishes the MOTION PICTURE INVESTOR and other movie-focused publications on our behalf. The Baseline business has been in operation for over 15 years. The PKBaseline.com web site is a comprehensive database of information on over 67,000 films, which subscribers access by paying a fee for each piece of data that is downloaded. The web site includes film credits, information on film projects in production, new movie releases, box office data, film synopses, biographies of entertainment celebrities and film reviews. Baseline continuously tracks production, distribution, and exhibition of feature films worldwide, including box office projections, budgets, and trends. The web site generates revenues by charging a fee for each piece of data that subscribers download. Baseline customers include major movie studios, investment banks, news agencies, consulting firms and other professionals in the entertainment industry.

         E-COMMERCE REVENUES.

         HOLLYWOOD.COM STUDIO STORE. Our online studio store located at shopping.hollywood.com is the world's largest online movie studio store. The studio store features a product line of branded licensed merchandise including toys, apparel, video games, art, collectibles, movie posters, housewares, accessories, costumes, games, high tech merchandise and media items. Our merchandise is based on popular movies and television shows, such as Star Wars, Pokemon, Southpark, X-Files, Austin Powers and Star Trek. We currently offer approximately 2,500 different products for sale in the studio store and our strategy is to make the web site a one-stop shopping experience for anyone seeking entertainment merchandise. We cross-promote the Hollywood.com studio store to movie and entertainment enthusiasts through banners and links on our other web sites and the web site is promoted on over 7,000 affiliate web sites, including latimes.com, usatoday.com, Yahoo!, Excite, nj.com and others.

         Our in-house team of buyers works closely with numerous vendors to secure merchandise on favorable terms and in sufficient quantities. We outsource all inventory and shipping functions and on occasion sell products on consignment, thereby eliminating inventory risk.

         We expect to expand our e-commerce offerings with the launch of Broadway.com, which we expect will offer for sale a comprehensive collection of merchandise related to current and classic Broadway shows.

         MUSICSITE.COM. We launched the MusicSite.com web site in March 2000. MusicSite.com features a comprehensive collection of information related to music, musicians and the music industry, including music news and information, musician profiles, reviews of current and upcoming releases, artist discographies and coverage of awards ceremonies. MusicSite.com will also feature extensive listings of concerts and music-related events for up to 200 markets around the country from the largest to the smallest of venues. MusicSite.com users are able to listen to music online and will be able to purchase CDs from the site's collection of over 200,000 titles. The MusicSite.com web site is featured and promoted on the Hollywood.com web site.

         NEW INTERNET PROPERTIES.

         We plan to leverage our established movie-related Internet business to launch additional entertainment-related Internet businesses, which we expect to significantly increase our ability to generate advertising revenues, business-to-business syndication fees and e-commerce sales. These include:

         BROADWAY.COM. We plan to launch the Broadway.com web site in late April 2000 with the goal of offering the most comprehensive coverage of live theater on the Internet. We expect that Broadway.com will feature theater showtimes for the top 100 U.S. markets and key global markets, such as London's West End; the latest theater news; interviews with stage actors and playwrights; opening-night coverage; original theater reviews; and video excerpts from selected shows. We also intend for the Broadway.com web site to offer current box office results, show synopses, cast and crew credits and biographies, digitized show previews, digitized showtunes and an in-depth Tony Awards(R) area. We also plan to offer users the ability to purchase theater tickets on the Broadway.com web site and to provide a community chat area for users to chat with fellow users, stage actors, playwrights and reviewers about Broadway and live theater around the country and worldwide. The Broadway.com web site will seek to generate advertising revenues from companies targeting live theater enthusiasts.

         MOVIETICKETS.COM. MovieTickets.com, Inc. is a joint venture among Hollywood.com, AMC Entertainment Inc. and National Amusements, Inc. Each of Hollywood.com, AMC Entertainment and National Amusements owns one-third of the equity of MovieTickets.com, Inc. MovieTickets.com has entered into an agreement in principle to issue a five-percent equity interest to CBS Corporation in exchange for $25 million of promotion across CBS's full range of media properties. The MovieTickets.com web site is scheduled to launch in May 2000. MovieTickets.com will initially sell movie tickets online for movies playing in theaters operated by AMC Entertainment and National Amusements and expects to offer ticketing inventory of other exhibitors for sale soon after launch. The MovieTickets.com web site will allow users to purchase movie tickets online and retrieve them at "will call" windows or automatic ticketing machines located at theaters. MovieTickets.com also plans to implement technology that will allow users to print tickets on personal computers. The web site also will feature movie content from Hollywood.com for all current and future release movies, including movie showtimes, movie reviews and synopses, digitized movie trailers and photos, celebrity interviews, box office results, and coverage of movie-related awards shows and film festivals. We expect the web site to generate a significant majority of its revenues from the sale of advertising, and may generate additional revenues from service fees charged to users for the purchase of tickets. Hollywood.com has the right to sell up to half of the available advertising inventory on the MovieTickets.com web site and Hollywood.com will receive a commission equal to 33% of all of the advertising revenue of MovieTickets.com generated by Hollywood.com.

         We expect that the MovieTickets.com web site will upon launch have the right to offer tickets for sale on an exclusive basis with AMC Entertainment and National Amusements for their theater screens in the United States and Canada. Theaters operated by AMC Entertainment and National Amusements are located in all of the top ten markets and in approximately 70% of the top 50 markets in the United States. MovieTickets.com plans to make tickets from other theater exhibitors available for sale on the web site as well. We expect to promote the MovieTickets.com web site through trailers and other promotional materials in the theaters of each exhibitor that offers its tickets for sale on the web site. In addition, CBS Corporation has agreed to provide MovieTickets.com with $25 million of promotion over five years across its full range of media properties.

INTELLECTUAL PROPERTIES BUSINESS

         INTELLECTUAL PROPERTIES. Our intellectual properties division owns the exclusive rights to intellectual properties, which are complete stories and ideas for stories, created by best-selling authors and media celebrities. Some examples of our intellectual properties are LEONARD NIMOY'S PRIMORTALS, MICKEY SPILLANE'S MIKE DANGER and ANNE MCCAFFREY'S ACORNA THE UNICORN GIRL. We license rights to our intellectual properties to companies such as book publishers, film and television studios, multi-media software companies and producers of other products. These licensees develop books, television series and other products based on the intellectual properties licensed from us. We generally obtain the exclusive rights to the intellectual properties and the right to use the creator's name in the titles of the intellectual properties (e.g., MICKEY SPILLANE'S MIKE DANGER and LEONARD NIMOY'S PRIMORTALS).

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

         BOOK DEVELOPMENT AND BOOK LICENSING. Our intellectual properties division also includes a book development and book licensing operation through our 51% owned subsidiary, Tekno Books, that develops and executes book projects, typically with best-selling authors. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. Our intellectual properties division has licensed books for publication with more than 60 book publishers, including HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Penguin Putnum and Warner Books. The book development and book licensing division has a library of more than 1,100 books. The Chief Executive Officer of Tekno Books, Dr. Martin H. Greenberg, is also a director of the Company and owner of the remaining 49% interest in Tekno Books.

         Tekno Books also owns a 50% interest in MYSTERY SCENE MAGAZINE, a trade journal of the mystery genre of which Dr. Greenberg is co-publisher. During 1995, the Company directly acquired an additional 25% interest in the magazine. As an example of one of the many synergistic opportunities between the Company's Internet and publishing businesses, the Company is currently working with the publishers of MYSTERY SCENE MAGAZINE to develop an area on the Hollywood.com web site initially dedicated to mysteries, and later to include science fiction and romance.

COMPETITION

         INTERNET BUSINESSES. The market for Internet services and products is relatively new, intensely competitive and rapidly changing. The number of Web sites on the Internet competing for consumers' attention and spending has proliferated and we expect that competition will continue to intensify. We compete, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:

o online services or Web sites targeted to entertainment enthusiasts, particularly movie goers, such as Film.com and IMDb.com;

o publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to movie enthusiasts, many of which have established or may establish web sites, such as Eonline.com;

o traditional movie and entertainment organizations and vendors of entertainment merchandise and products, including conventional retail stores and catalog retailers, many of which have established web sites, including Disney and Warner Brothers;

o general purpose consumer online services such as AOL, Yahoo! and Microsoft Network, each of which provides access to movie-related information and services; and

o Web search and retrieval and other online services, such as Excite, Lycos and Yahoo! and other high-traffic Web sites.

     We believe that the principal competitive factors in attracting and retaining users are the depth, breadth and timeliness of content, the ability to offer compelling and entertaining content and brand recognition. Other important factors in attracting and retaining users include ease of use, service quality and cost. We believe that the principal competitive factor in attracting and retaining advertisers include the number of users of our Web sites, the demographics of our users, price and the creative implementation of advertisement placements and sponsorship promotions. There can be no assurance that we will be able to compete favorably with respect to these factors.

         Based on our review of publicly available documents, we believe some of our existing competitors, as well as potential new competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger user bases than we do and, therefore, have significantly greater ability to attract advertisers and users. In addition, many of these competitors may be able to respond more quickly than us to new or emerging technologies and changes in Internet user requirements and to devote greater resources that us to the development, promotion and sale of their services. There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those developed by us or adapt more quickly than us to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect our business, results of operations and financial condition. In addition, as we expand internationally, we will face new competition. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive pressures faced by us would not have a material adverse effect on our business, results of operations and financial condition.

         INTELLECTUAL PROPERTIES AND BOOK DEVELOPMENT AND LICENSING BUSINESSES. Numerous companies and individuals are engaged in the business of licensing entertainment properties and characters in the entertainment-related licensing market. We compete with a wide range of other corporations as well as individuals in the licensing market. Competition in the book licensing and packaging business is somewhat less intense than that in the other areas of our business, as it is based for the most part on unique, original concepts and long-term relationships.

TRADEMARKS AND PROPRIETARY RIGHTS

         INTERNET BUSINESSES. We own trademark registrations in the United States for ALL ABOUT MOVIES, HOLLYWOOD ONLINE, MOVIETUNES and BITESITE and in a number of foreign countries for HOLLYWOOD ONLINE. We have filed trademark applications in the United States and in foreign countries for the marks HOLLYWOOD.COM, HOLLYWOOD ONLINE STUDIOS, HOLLYWOOD.NET, MOVIETUNES.COM, SHOWTIMES, THE GOLDEN HITCH, THEATER.COM, BROADWAY.COM and TRAILER AWARDS and the slogans BEFORE YOU GO TO THE MOVIES, GO TO HOLLYWOOD.COM, GIVING TRAILERS THE RESPECT THEY DESERVE, ISN'T IT TIME YOU WENT HOLLYWOOD!, ON STAGE. ONLINE, SURF DOWN THE GREAT WHITE WAY! and WHERE MOVIEGOERS GO.

         Our performance and ability to compete are dependent to a significant degree on our internally developed and licensed content and technology. We rely on a combination of copyright, trademark and trade secret laws, confidentiality and nondisclosure agreements with our employees and with third parties and contractual provisions to establish and maintain our proprietary rights. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate, or that third parties will not infringe upon or misappropriate our copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain foreign countries. In the future, litigation may be necessary to enforce and protect our trademarks, service marks, trade secrets, copyrights and other intellectual property rights. Any such litigation would be costly and could divert management's attention, which could have a material adverse effect on our business, results of operations and financial condition. Adverse determinations in such litigation could result in the loss of certain of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from selling our services, any one of which could have a material adverse effect on our business, results of operations and financial condition.

         There can be no assurance that third parties will not bring copyright or trademark infringement claims against us, or claim that our use of certain technology violates a patent. Even if these claims are not meritorious, they could be costly and could divert management's attention, which could have a material adverse effect on our business, results of operations and financial condition. If it is determined that we have infringed upon or misappropriated a third party's proprietary rights, there can be no assurance that any necessary licenses or rights could be obtained on terms satisfactory to us, if at all. The inability to obtain any required license on satisfactory terms could have a material adverse effect on our business, results of operations and financial condition. If our competitors prepare and file applications that claim trademarks owned or registered by us, we may oppose these applications and have to participate in administrative proceedings to determine priority of right in the trademark, which could result in substantial costs to us, even if the eventual outcome is favorable to us. An adverse outcome could require us to license disputed rights from third parties or to cease using such trademarks. In addition, inasmuch as we license a substantial portion of our content from third parties, our exposure to copyright infringement or right of privacy or publicity actions may increase; because we must rely upon such third parties for information as to the origin and ownership of such licensed content. We generally obtain representations as to the origins, ownership and right to use such licensed content and generally obtain indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representation. There can be no assurance that the outcome of any litigation between such licensors and a third party or between us and a third party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient, or that we will be able to obtain any additional license on commercially reasonable terms if at all.

         In 1999 we obtained a federal trademark registration for the name HOLLYWOOD ONLINE and in 1998 we obtained a federal trademark registration for the name BIG ENTERTAINMENT. In December 1999 we changed our corporate name and primary branding to HOLLYWOOD.COM. We have filed a number of United States and foreign trademark applications for HOLLYWOOD.COM, BROADWAY.COM and variants thereof. There can be no assurance that we will be able to secure adequate protection for the HOLLYWOOD.COM name or other trademarks in the United States or in foreign countries. If we obtain registration of those trademarks, we may not be able to prevent our competitors from using different trademarks that contain the words "Hollywood" or "Broadway."

Many countries have a "first-to-file" trademark registration system; and thus we may be prevented from registering our marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that our competitors or others will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possible leading to customer confusion. The inability of us to protect our HOLLYWOOD.COM mark and other marks adequately could have a material adverse effect on our business, results of operations and financial condition.

         We currently own the domain names Hollywood.com, Hollywood.net, Broadway.com, Broadway.net, MusicSite.com, Showtimes.com, and over 100 other domain names. As new top level domain names become available (e.g., ".store", ".biz" and the like), there can be no assurance that other companies will not register the word "Hollywood," "Broadway" or other domain names owned by the Company in those other top level domains.

         INTELLECTUAL PROPERTY BUSINESS. The Company has applied for trademark and copyright protection for each of its major intellectual property titles and featured characters. The Company (including Netco Partners) currently has approximately 49 U.S. registered trademarks and approximately 18 trademark applications are pending related to this business. As the Company's properties are developed, the Company intends to apply for further trademark and copyright protection in the United States and certain foreign countries.

         Copyright protection in the United States on new publications extends for a term of 75 years from the date of initial publication. Trade names and trademark registration in the United States runs for a period of 10 years after registration and may be renewed for an indefinite number of additional 10-year periods upon showing of continued use.

EMPLOYEES

         At March 23, 2000, we employed approximately 170 full-time and 30 part-time employees. Of our 200 employees, 86 employees are engaged in the development and production of Hollywood.com, Broadway.com, MusicSite.com and our other content-based web sites, 75 employees are engaged in our business-to-business syndication and licensing divisions conducted through Baseline, CinemaSource and EventSource, 24 employees are engaged in our e-commerce business and 15 are corporate and administrative employees. None of the employees are represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES.

         The Company leases office space in Florida, California, Connecticut and New York. The general terms of the leases for each of these locations are as follows:

            Location                Square Feet       Monthly Rent         Expiration Date
            --------                -----------       ------------         ---------------
         Hollywood.com                11,500            $35,745           December 31, 2003
        Santa Monica, CA

            Location                Square Feet       Monthly Rent         Expiration Date
            --------                -----------       ------------         ---------------

           Baseline/                  11,000            $12,815           January 31, 2001
          Broadway.com
          New York, NY

     Corporate Headquarters            9,200             $9,900            August 31, 2002
         Boca Raton, FL

    International Operations           6,000             $2,600             May 31, 2000
       Broward County, FL

         CinemaSource/                 5,365             $7,040          September 30, 2002
          EventSource
         Ridgefield, CT

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a party to various legal proceedings arising in the ordinary course of business, including litigation related to five separate leases that were terminated by the Company upon the closing of its retail business. We do not expect any of these legal proceedings to have a material adverse impact on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
         ---------------------------------------------------

         The Company held its annual meeting of shareholders on December 22, 1999. The following describes the matters voted upon at the annual meeting and the number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if any, with respect to each matter:

         A.       Election of Directors

                  NOMINEE                      VOTES FOR          VOTES AGAINST

                  Mitchell Rubenstein          13,110,521         13,655
                  Laurie S. Silvers            13,110,521         13,655
                  Dr. Martin H. Greenberg      13,110,521         13,655
                  Harry T. Hoffman             13,110,521         13,655
                  Jules L. Plangere, Jr.       13,110,521         13,655
                  Mitchell Semel               13,109,921         14,255
                  Deborah J. Simon             13,109,921         14,255
                  Farid Suleman                13,109,921         14,255
                  Thomas Unterman              13,109,921         14,255

         B. Approval of an amendment to the Company's Amended and Restated Articles of Incorporation to change the Company's name to Hollywood.com, Inc.

                                              NUMBER                  PERCENTAGE

                  For                         13,107,762                 99%
                  Against                         10,894                  *
                  Abstaining                       5,520                  *

         C. Approval of an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000.

                                              NUMBER                  PERCENTAGE

                  For                         8,381,328                  64%
                  Against                       765,979                   6%
                  Abstaining                     13,001                   *
                  Unvoted                     3,963,868                  30%

         D. Approval of the issuance by the Company to CBS Corporation of 6,672,031 shares of its common stock and a warrant to purchase an additional 1,178,892 shares of its common stock pursuant to the Stock Purchase agreement, dated August 26, 1999, between the Company and CBS Corporation.

                                              NUMBER                  PERCENTAGE

                  For                         9,011,804                  69%
                  Against                        20,134                   *
                  Abstaining                      9,385                   *
                  Unvoted                     4,082,853                  31%

         E. Approval of an amendment to the Company's 1993 Stock Option Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from an aggregate of 1,500,000 shares to an aggregate of 3,000,000 shares and to make certain other changes to the 1993 Stock Option Plan described in the Company's Proxy Statement.

                                              NUMBER                  PERCENTAGE

                  For                         8,168,596                  62%
                  Against                       858,750                   7%
                  Abstaining                     13,977                   *
                  Unvoted                     4,082,853                  31%

         F. Ratify selection of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1999.

                                              NUMBER                  PERCENTAGE

                  For                         13,100,716                 99%
                  Against                          9,740                  *
                  Abstaining                      10,876                  *
                  Unvoted                          2,844                  *

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         --------------------------------------------------------

MARKET FOR COMMON STOCK

         Hollywood.com, Inc.'s common stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol HOLL. The following table sets forth, for the periods indicated below, the high and low sales prices for the common stock, as reported by Nasdaq.

                                                        HIGH              LOW
1998
First Quarter......................................    $ 6.375          $ 4.500
Second Quarter.....................................    $ 6.125          $ 4.625
Third Quarter......................................    $ 5.688          $ 2.844
Fourth Quarter.....................................    $21.000          $ 2.125

1999
First Quarter......................................    $17.250          $ 9.875
Second Quarter.....................................    $34.000          $12.375
Third Quarter......................................    $25.000          $15.000
Fourth Quarter.....................................    $24.500          $14.250

HOLDERS OF COMMON STOCK

         As of March 15, 2000, there were 220 record holders of the Company's common stock and approximately 3,700 beneficial holders of the Company's common stock.

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

SALES OF UNREGISTERED SECURITIES

         See Note 10 to the Financial Statements included in Item 8 of Part II of this Form 10-K with respect to sales of unregistered securities by the Company during 1999. All of such sales were made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                  YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                           1999            1998            1997            1996            1995
                                                       ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Net revenue                                            $ 10,106,111    $ 11,126,516    $ 10,291,447    $  7,611,113    $  6,302,488
Cost of sales                                             3,572,832       5,987,383       5,447,989       4,922,761       5,585,963
                                                       ------------    ------------    ------------    ------------    ------------

Gross margin                                              6,533,279       5,139,133       4,843,458       2,688,352         716,525
                                                       ------------    ------------    ------------    ------------    ------------

Operating Expenses:
    General and administrative                            8,367,620       5,196,364       4,902,675       4,969,883       5,970,475
    Selling and marketing                                 7,419,518       2,566,702       1,378,085            --              --
    Salaries and benefits                                 5,916,024       4,151,725       3,884,926       3,374,090       2,577,039
    Amortization of goodwill and intangibles              3,704,011          31,428         347,312         451,683         456,410
    Depreciation                                          1,486,458       1,076,983         831,623            --              --
    Reserve for closed stores and lease
      termination costs                                   4,551,094       1,121,028            --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

      Total operating expenses                           31,444,725      14,144,230      11,344,621       8,795,656       9,003,924
                                                       ------------    ------------    ------------    ------------    ------------

Operating Loss                                          (24,911,446)     (9,005,097)     (6,501,163)     (6,107,304)     (8,287,399)

Equity in Earnings of Netco Partners                      1,188,142         877,549       2,702,049            --              --
Interest income (expense), net                             (563,909)       (818,849)       (323,118)       (182,700)         70,790
Other income (expense), net                                  (3,440)         42,989          73,894          55,470         (92,352)
Minority interest                                          (366,371)       (347,081)       (354,609)       (421,075)       (130,931)
Deferred tax (expense) benefit                                 --        (1,407,600)      1,407,600            --                --

                                                       ------------    ------------    ------------    ------------    ------------

Net loss                                               $(24,657,024)   $(10,658,089)   $ (2,995,347)   $ (6,655,609)   $ (8,439,892)
                                                       ============    ============    ============    ============    ============

Net loss per share - basic and diluted                 $      (2.01)   $      (1.47)   $      (0.51)   $      (1.22)   $      (1.95)
                                                       ============    ============    ============    ============    ============

Weighted average common and common
    equivalent shares outstanding - basic and diluted    12,310,195       7,456,651       6,316,013       5,477,595       4,320,914
                                                       ============    ============    ============    ============    ============



                                                                            YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------
                                                      1999            1998            1997            1996           1995
                                                  ------------    ------------    ------------    ------------   ------------

BALANCE SHEET DATA:
Cash and cash equivalents                         $  2,475,345    $    729,334    $    887,153    $  1,675,852   $    606,376
Working capital (deficit)                           (4,817,879)     (1,407,449)       (175,730)      1,285,093       (588,376)
Total assets                                        62,482,825       8,569,821      12,639,921       8,243,419      5,797,776
Capital lease obligations, less current portion        995,213       1,741,062       1,803,344         731,807        239,040
Total shareholders' equity                          49,498,786       1,523,435       5,103,853       4,191,867      2,068,477

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

         We are a premier entertainment-focused Internet company that generates revenues through the sale of advertising, the business-to-business syndication of entertainment-related content, and the sale of merchandise through our web sites. We also continue to operate the intellectual property business from which our company has expanded and evolved.

         We were incorporated in 1993 and our business initially consisted of publishing comic books, the development and licensing of intellectual properties, and the operation of entertainment-related retail stores. During 1997 we stopped publishing comic books, and during 1998 and 1999 we phased out all of our retail stores in order to focus our resources on the launch of an internet business.

         Since launching our internet business in November 1998, we have significantly expanded our Internet business through the acquisition of three entertainment-related Internet businesses and the development of strategic relationships with major media companies to promote our businesses.

o In May 1999 the Company completed two acquisitions. On May 20, 1999, we acquired hollywood.com, Inc., which owns and operates the Hollywood.com website.

o On May 18, 1999, the Company purchased substantially all of the assets of CinemaSource, Inc., a business-to-business Internet company that provides showtimes and other movie-related information to Internet companies and other media companies.

o On August 31, 1999, we purchased Baseline which includes the PKBaseline.com website and several movie-related publications.

o On January 3, 2000, we entered into a definitive agreement with CBS Corporation providing for the issuance to CBS Corporation of 6,672,031 shares of our common stock for an aggregate purchase price of $105,303,030, $100,000,000 of which is payable by CBS Corporation in advertising and promotion over seven years across its full range of media properties, and the balance of which was paid in cash.

         These changes to our business have affected our results of operations and financial condition. Historically, we generated revenues from our intellectual properties business and our entertainment retail operations. Our intellectual properties business primarily consists of the licensing of complete stories and ideas for stories to book publishers and film and television studios and book development and packaging activities. Our retail operations consisted of the sale of entertainment-related products and other merchandise at mall-based retail stores. As the result of the closing of all of our retail stores by the end of 1999, we will rely on our Internet operations and our intellectual properties business to generate revenues for the foreseeable future.

         The growth of our Internet operations has required substantial financing and we expect to continue to require additional financing to fund our growth plan and for working capital. Our operating plans and assumptions indicate that anticipated cash flows when combined with other potential sources of capital, will be enough to meet our working capital requirements for the year 2000. If plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our operations. Our long-term financial success depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Item 8 of Part II of this Report.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1999 ("FISCAL 1999") AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998 ("FISCAL 1998") AND YEAR ENDED DECEMBER 31, 1997 ("FISCAL 1997")

         The following table summarizes the Company's revenues, cost of sales, and gross profit by division for fiscal, 1999, 1998 and fiscal 1997, respectively:

                       HOLLYWOOD.COM  BUSINESS TO               INTELLECTUAL
                          AD SALES     BUSINESS      E-COMMERCE   PROPERTIES       RETAIL       TOTAL
                       -------------  -----------    ----------   ----------       ------       -----
    FISCAL 1999
    -----------
    Net Revenues        $ 3,950,931   $ 1,765,732   $   924,098   $ 1,888,868   $ 1,576,482   $10,106,111
    Cost of Sales           435,940       122,496       677,509       826,355     1,510,532     3,572,832
                        -----------   -----------   -----------   -----------   -----------   -----------
         Gross Profit   $ 3,514,991   $ 1,643,236   $   246,589   $ 1,062,513   $    65,950   $ 6,533,279
                        ===========   ===========   ===========   ===========   ===========   ===========

FISCAL 1998
-----------

Net Revenues                                                      $ 2,337,019   $ 8,789,497   $11,126,516
Cost of Sales                                                       1,191,261     4,796,122     5,987,383
                                                                  -----------   -----------   -----------

        Gross Profit                                              $ 1,145,758   $ 3,993,375   $ 5,139,133
                                                                  ===========   ===========   ===========

FISCAL 1997
-----------

Net Revenues                                                      $ 2,319,678   $ 7,971,769   $10,291,447

Cost of Sales                                                       1,296,888     4,151,101     5,447,989
                                                                  -----------   -----------   -----------
        Gross Profit                                              $ 1,022,790   $ 3,820,668   $ 4,843,458
                                                                  ===========   ===========   ===========

NET REVENUES

         Total revenues for the year ended December 31, 1999 were $10,106,111 compared to $11,126,516 for the year ended December 31, 1998 and $10,291,447 for the year ended December 31, 1997. Revenues increased from 1997 to 1998 because of the Company's growth in its retail division. Revenues decreased in 1999 as compared to 1998 because the Company closed its retail operations in December 1999 and expanded its Internet operations throughout 1999 by acquiring three Internet businesses and expanding its e-commerce business. The Company's Internet businesses account for 66% of the revenue in 1999, while its intellectual properties division account for 19% of the revenue in the same year.

On a pro forma basis, if hollywood.com, CinemaSource and Baseline were acquired on January 1, 1998, net internet revenues would have been $9,000,207 for the year ended December 31, 1999 as compared to $4,417,473 for the year ended December 31, 1998 representing a 104% or $4,582,734 increase.

GROSS PROFIT

         Gross profit for the year ended December 31, 1999 was $6,533,279 compared to $5,139,133 for the year ended December 31, 1998 and $4,843,458 for the year ended December 31, 1997. The primary reason for the increase in gross profit from 1998 to 1999 is a reflection in the change in the Company's business. Higher gross profits are being earned in 1999 from Hollywood.com ad sales and business to business than historically from retail and e-commerce.

         INTERNET BUSINESS

The Company's Internet business is composed of three segments; Hollywood.com ad sales, business to business and e-commerce. Net revenues for the year ended December 31, 1999 were as follows:

                  Hollywood.com ad sales               $3,950,931
                  Business to business                  1,765,732
                  E-Commerce                              924,098
                                                       ----------
                  Total                                $6,640,761
                                                       ==========

Hollywood.com ad sales revenues are derived from advertising sold on Hollywood.com, our movie content web site. The revenues in 1999 are for the period May 20, 1999 (date of acquisition) to December 31, 1999. Advertising revenues include $480,000 of advertising barter revenue and $1.9 million of barter revenue earned in accordance with the NATO contract, see Note 3(b). Item
8. Notes to Consolidated Financial Statements.

Business to business revenues earned in 1999 of $1,765,732 are generated by the lincensing of movie showtimes and other content information to other Internet companies including Yahoo!, Excite, GoNetwork, Tickmaster/City Search, Zip2, NBCi, The New York Times web site, USA today.com, latimes.com, iWon.com and the Washington Post Website which is conducted through CinemaSource and Baseline. We acquired CinemaSource on May 18,1999 and Baseline on August 31, 1999, therefore the revenues recognized in 1999 are for the period from acquisition to December 31, 1999. CinemaSource is the largest supplier of movie showtimes to the Internet and compiles movie showtimes for approximately 36,000 theater screens for every movie theatre in the United States and Canada. Baseline operates a pay-per-use web site geared to movie professionals. Baseline also publishes and distributes several movie-related publications.

E-commerce revenues for 1999 were $924,098. Our online studio store features a product line of branded licensed merchandise including movie posters, video products, toys, art and media items

Gross profit for Hollywood.com ad sales, business to business and e-commerce was $5,404,816 for 1999 or 80%. Excluding barter transactions of $2,380,100 the gross profit percentage for 1999 was 45%.

         INTELLECTUAL PROPERTIES DIVISION

         The intellectual properties division generates revenues from several different activities including book licensing and packaging, licensing, and publishing MYSTERY SCENE MAGAZINE. The revenue breakdown from these activities for 1999, 1998 and 1997 is as follows:

                                         1999                      1998                       1997
                                         ----                      ----                       ----

                                         $                %        $                 %        $               %
Book Licensing & Packaging               $1,712,682       91%      $2,024,014        87%      2,028,911       87%

Licensing                                106,924          6        248,478           10       205,761         9

Publishing                               69,262           3        64,527            3        85,006          4
                                         ------           -        ------            -        ------          -

Total                                    $1,888,868       100%     $2,337,019        100%     $2,319,678      100%
                                         ==========       ====     ==========        ====     ==========      ====

         It is important to note that revenues generated by NetCo Partners (in which the Company has a 50% interest) are not included in the above revenues of the intellectual properties division. Book licensing and packaging represents 91% of the revenues generated by the intellectual properties division in 1999 and 87% in both 1998 and 1997. The Company's book licensing and packaging activities are conducted through Tekno Books, its 51%-owned subsidiary. Tekno Books focuses on developing and executing book projects, typically with best-selling authors, and then licensing the books for publication with various publishers. Book licensing and packaging revenues were $1,712,682 for the year ended December 31, 1999 as compared to $2,024,014 for the year ended December 31, 1998 and $2,028,911 for the year ended December 31, 1997. Book licensing and packaging revenues decreased by $311,332 or 15% primarily reflecting the timing of revenue recognition under the various book licensing and packaging agreements. Book licensing and packaging revenues were consistent for the years ended December 31, 1998 and 1997.

         Licensing revenues were $106,924 for the year ended December 31, 1999 as compared to $248,478 and $205,761 for the years ended December 31, 1998 and 1997, respectively. Revenues have decreased by 57% or $141,554 from 1999 to 1998 because fewer books were delivered to the publisher for publication in 1999 versus 1998. Licensing revenues include advances and royalties under the Company's various licensing agreements with HarperCollins, DAW Books, Warner Books, Sierra On-Line, and various licensees for foreign publication of books. The increase in revenues during 1998 pertains primarily to advances related to books under the HarperCollins, Warner Books, and DAW Books contracts, particularly for the ANNE MCCAFFREY'S ACORNA series of books, which has been expanded to a five-book series with HarperCollins, and has been licensed for publication as audio books and in several foreign languages.

         Publishing revenues increased 7% or $4,735 from $64,527 for the year ended December 31, 1998 to $69,262 for the year ended December 31, 1997. Publishing revenues decreased by 24%, or $20,479, to $64,527 in 1998 from $85,006 in 1997. The decrease in publishing revenues is related to the Company's decision to discontinue its comic book publishing operation due to the sustained losses incurred in the publication of comic books. The Company began to reduce the number of comic book titles it published during 1996 and completely ceased publication of all titles during the first quarter of 1997. Publishing revenues during 1998 reflect revenues from publication of MYSTERY SCENE MAGAZINE, a mystery-genre trade journal published by the Company's 50.5%-owned subsidiary, Fedora, Inc., while 1997 publishing revenues also include minor residual revenues from the comic book business.

         Gross profit for the intellectual properties division decreased by 7% or $83,245 to $1,062,513 in 1999 from $1,145,758 in 1998. Gross profit for the intellectual properties division increased by 12%, or $122,968, to $1,145,758 in 1998 from $1,022,790 in 1997. This increase in gross profit is attributable to the Company's elimination of the comic book publishing operation in 1997, which had historically generated a negative gross margin for the Company, and to the success of the ANNE MCCAFFREY'S ACORNA property. As a percent of revenues, gross profit for the intellectual properties division increased to 56% in 1999 from 49% in 1998 and 44% in 1997, reflecting the more profitable continuing operations of book licensing and packaging and licensing. While the Company was engaged in comic book publishing, it advanced 100% of the costs associated with the development of its comic book titles, plus the Company paid for the printing and distribution of all books, and was responsible for returns, which are a normal part of the book publishing business. By now developing its intellectual properties through licensing arrangements, the Company has essentially limited the costs incurred to writers' payments for books and teleplays or scripts, and typically funds these costs from advance payments received from publishers pursuant to licensing agreements.

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

RETAIL

         All brick and mortar retail locations were closed in December 1999. Net revenues are derived from sales of entertainment-related products and merchandise at the Company's mall-based stores, barter revenue from the ABC programming agreement and franchise fee income. The composition of net revenues is as follows:

                                    1999                       1998                      1997
                         ------------------------   ------------------------   ------------------------

                              $                 %        $                 %       $                  %
                         ----------   -----------   ----------   -----------   ----------   -----------
Retail Sales             $1,356,482           86%   $6,309,385           72%   $6,821,769           86%

ABC Advertising barter   $  220,000           14%    2,130,112           24     1,150,000           14

Franchise Fee Income           --           --         350,000            4          --           --
                         ----------   -----------   ----------   -----------   ----------   -----------

Total                    $1,576,482          100%   $8,789,497          100%   $7,971,769          100%
                         ==========   ==========    ==========   ==========    ==========   ==========

         Net revenues for the retail division were $1,356,482, 1999 representing a decrease of $4,952,903 or 79% from $6,309,385 in 1998. Net revenues decreased in 1998 to $6,309,385 or 7.5% from $6,821,769 in 1997. The decrease in net revenues is attributable to closure of our brick and mortar retail operations in 1999. In 1999 the Company closed all of its remaining retail stores to concentrate on its Internet businesses. In 1998 the Company closed 29 retail kiosk locations.

         Net revenues also include imputed income from running ABC video clips on the in-store television monitors and for promoting ABC on the Company's web site in exchange for advertising air time on local ABC affiliate television stations. The Company records the estimated fair value of the air time received from the ABC affiliates as the value of the revenues earned by playing the ABC video clips in its retail units and promoting ABC on its web site. This barter revenue amounted to $220,000, for 1999 and $2,130,112 and $1,150,000 for 1998,
and 1997 respectively. The barter income for 1998 was higher than the $1,150,000 recorded in 1997 by $980,112, or 85%, as the barter arrangement with ABC did not commence until mid-1997.

         Revenues for the retail division also include $350,000 of franchise fee income during fiscal 1998. This income represents the territorial exclusivity fee that the Company received during the first quarter of 1998 from the franchisee for the Phoenix, Arizona territory. Under the Company's agreement with this franchisee, the franchisee must open at least one store by December 1999 and one store each year thereafter in order to preserve its exclusivity. The Company is not obligated to provide any additional support to the franchisee under this agreement. This agreement was terminated in 1999.

         Gross profit for the retail division decreased from $3,993,375 in 1998 to $65,950 in 1999. Excluding the ABC barter income, gross profit decreased by $2,017,313 or 51% from 1998 to 1999. Gross profit increased by 5%, or $172,707, to $3,993,375 for fiscal 1998 from $3,820,668 for fiscal 1997. The increase in gross profit was due to the impact of the ABC barter agreement, plus the additional franchise fee. As a percentage of retail division revenues, gross profit decreased to 4% from 45% for fiscal 1999, from 48% to 45% for fiscal 1997. This decline in gross margin is primarily attributable to increased promotional activity, including mark-downs taken to sell merchandise in the stores that were closed in 1999 and 1998.

         EQUITY IN EARNINGS OF NETCO PARTNERS

         NetCo Partners began to recognize income from its contracts related to NETFORCE beginning in 1997 as discussed below. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements and the manuscript has been delivered to the publisher. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. The Company's 50% share in the earnings of NetCo Partners amounted to $1,188,142 for 1999 as compared to $887,549 for 1998, and $2,702,049 for 1997.
Revenues increased from 1998 to 1999 because the additional manuscripts were delivered on the Net Force novels for young adults and foreign contracts. The primary factor contributing to the decline in NetCo Partners' earnings from 1998 to 1997 was the modification of its licensing arrangement with ABC, as discussed below. On book projects, revenues are typically recognized upon delivery of the manuscripts to the publishers. Another factor contributing to the decline in earnings from 1997 to 1998 was the timing of the completion of the manuscripts. Costs related to acquisition, development and sales of the intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.

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

         In April 1997, NetCo Partners entered into an agreement with The Berkley Publishing Group ("Berkley"), a division of Penguin Putnam Inc., which is part of the international media group Pearson plc, to publish a series of six original NETFORCE novels. The contract, with total maximum advances of $22 million, calls for initial publication of the first book to coincide with the airing of the ABC mini-series referred to above. The first book and second book were published 1999. Additional revenues under the Berkley Books contract will be recognized as manuscripts on the remaining four adult books are delivered and accepted by the publisher. NetCo Partners receives advances under this contract based on specific milestones throughout the publication process for each of the six books. As of December 31, 1999, NetCo Partners has received $5,062,500 in gross advances since inception of this contract, and such amounts have been distributed to the Company and C.P. Group, its partners. This contract calls for royalties on paperback sales to be earned by NetCo Partners at 15% of the publisher's suggested retail price.

         In April 1997, NetCo Partners also entered into a second agreement with Berkley to publish up to 18 young adult novels based on NETFORCE. The contract calls for total maximum advances of $900,000.

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

         OPERATING EXPENSES

         General and administrative expenses consists of production costs, technical and customer support, human resources and administrative functions as well as professional and consulting service fees, telecommunications costs, general insurance costs, and occupancy costs. General and administrative expenses for the year ended December 31, 1999 was $8,367,620 as compared to $5,196,364 and $4,902,675 for the years ended December 31, 1998 and 1997 respectively. The increase from 1998 to 1999 is primarily attributable to the acquisition of the three internet businesses. The Company incurred approximately $2.2 million of general and administrative expenses during 1999 related to these acquistions. In addition a non-recurring charge of $400,000 was recorded as well as increased insurance costs due to the growth of the Company. The increase in general and administrative expenses from 1997 to 1998 is primarily attributable to increased expenses associated with new retail store openings in the fourth quarter 1997.

         Selling and marketing expenses includes advertising, marketing, promotional, business development, public relations expenses and costs to produce three movie trailers. Also included is the non-cash expense portion of barter revenue. Selling and marketing expense for the year ended December 31, 1999 was $7,419,518 as compared to $2,566,702 and $1,378,085 for the years ended December 31, 1998 and 1997, respectively. Non-cash barter expense included in selling and marketing was $2,600,000; $2,313,112 and $1,150,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in selling and marketing for 1999 is $2,344,950 of non-cash CBS advertising in accordance with the CBS agreement (see Note 18). Selling and marketing increased $4,852,816 from $2,566,702 in 1998 to $7,419,518 in 1999 due primarily to $313,112 of increased non-cash barter expenses, $2,344,950 of non-cash CBS advertising expense, $700,000 in expenses to produce movie trailers and increased marketing efforts to establish our Hollywood.com brand. Selling and marketing increased $1,188,617 from $1,378,085 in 1997 to $2,566,702 in 1998 primarily due to an increase in non-cash barter revenue of $1,163,112.

         Salaries and benefits for the year ended December 31, 1999 were $5,916,024 as compared to $4,151,725 and $3,884,926 for the years ended December 31, 1998 and 1997, respectively. The increase in salaries is primarily attributable to the acquisitions of the three internet businesses during 1999 and increased staff requirements in order to meet future growth anticipations.

         Amortization of goodwill and intangibles for the year ended December 31, 1999 was $3,704,011 as compared to $31,428 and $347,312 in 1998 and 1997, respectively. The increase of $3,672,583 from 1998 to 1999 is attributable to goodwill and intangibles recorded in accordance with the three internet businesses acquired in 1999 (see Note 3). The decrease of $315,884 from 1997 to 1998 is attributable to the amortization of TeknoBooks intangible asset which was fully amortized in 1997.

         Depreciation expense, which consists of the depreciation of property and equipment, furniture and fixtures, leasehold improvements and capital leases, for the year ended December 31, 1999 was $1,486,458 compared to $1,076,983 and $831,623 for the years ended December 31, 1998 and 1997, respectively. The increase in depreciation expense from 1998 to 1999 was primarily due to the acquisitions of the three internet businesses in 1999 and the additional internet equipment purchased to handle the increase of our internet business traffic on Hollywood.com. The increase of depreciation from 1997 to 1998 is attributable to increased depreciation recorded related to the Company's new retail stores opened in the fourth quarter of 1997.

         Reserve for closed stores and lease termination costs are $4,551,094 for the year ended December 31, 1999 as compared to $1,121,028. The increase is attributable to the closure of the Company's retail operations in 1999. All assets relating to the Company's retail operations were written-off and any potential obligations were accrued for at December 31, 1999 (see Note 12).

         RESERVE FOR CLOSED STORES AND LEASE TERMINATION COSTS

         In December 1999 the Company closed its six remaining retail stores and recorded a reserve for closed stores of $4,551,094 and $1,121,028 at December 31, 1999 and 1998, respectively. The remaining carrying value of the fixed assets, inventory and other assets related to retail operations were written off to reserve for closed stores. A liability was recorded for estimated cost of early lease terminations of $800,000 and $467,554 at December 31, 1999 and 1998 respectively. The Company made a decision in December 1999 to close its retail operations.

         INTEREST EXPENSE, NET

         Net interest expense was $563,909 for the year ended December 31, 1999, as compared to $818,849 and $323,118 for the years ended December 31, 1998 and 1997, respectively. The decrease in interest expense from 1999 to 1998 is due to $109,383 of interest income earned and payment in full of an inventory line of credit during 1999. The increase in interest expense from 1997 to 1998 is attributable to capital leases entered into to finance the cost of mall-based studio stores and interest on an inventory line of credit

         DEFERRED TAX (EXPENSE) BENEFIT

         During 1997, the Company recognized $1,407,600 of deferred tax benefit as the Company believed that realization of a portion of its net operating loss carryforward was likely to occur based on the Company's projections of taxable income that would have been generated upon consummation of the Huge Entertainment transaction. In March 1998, the Company, C.P. Group, and Dr. Martin H. Greenberg, CEO of Tekno Books and a director of the Company, agreed to contribute certain assets to a newly formed entity, Huge Entertainment LLC ("Huge Entertainment"), in exchange for equity ownership in Huge

Entertainment and an aggregate of $8 million in promissory notes from Huge Entertainment. Huge Entertainment was intended to be a pure-play content company that would focus on obtaining additional intellectual properties and the development and licensing of intellectual properties in multiple media formats. The original plan had been to split the Company's business segments into separate entities by spinning off the Company's intellectual properties to Huge Entertainment, because it was believed that as separate entities the valuation of each would be greater than if they continued as a combined entity. The Company does not presently intend to proceed with the Huge Entertainment transaction and, the Company reversed the realization of the deferred tax benefit during 1998.

         NET LOSS

         The Company's net loss for 1999 totaled $24,657,024 as compared to a net loss of $10,658,089 for fiscal 1998. The loss for fiscal 1997 was $2,995,347. The net loss increased by $13,998,935 for 1999 as compared to 1998 primarily because of $4,551,094 recorded as the reserve for closed stores and lease termination costs, a one-time charge; CBS non-cash advertising of $2,344,950, amortization of goodwill and intangibles of $3,704,011, and operating losses incurred by the retail operations, which were closed in December 1999 of approximately $2.5 million. The net loss increased from 1997 to 1998 primarily because of ongoing losses generated by the retail operations. The reserve recorded for closed stores of $1,121,028, the reduction of equity in earnings of Netco Partners of $1,824,500, and the reversal of a tax benefit of $1,407,600 recorded in the previous year. Net loss per share for fiscal 1999 was $2.01 as compared to a net loss of $1.47 for fiscal 1998, representing an increase of $.54 loss per share. The net loss per share for 1997 was $.51. The per share impact of the reserve for closed stores, CBS non-cash advertising, amortization of goodwill and intangibles on the 1999 loss per share is $.86.

         The Company has made several modifications to its initial business plan in an effort to reverse its losses. During 1997, the Company stopped publishing comic books, an activity that required a substantial amount of resources and had not proven to be profitable as a result of a significant downturn in the comic book industry. Essentially all of the overhead associated with comic book publishing was eliminated effective with the second quarter of 1997. At the same time, the Company decided to expand its retail operations with the development of three prototype in-line studio stores. Substantial resources were devoted to the development of the three prototype in-line studio stores which opened in the fourth quarter of 1997 as the Company believed that the in-line studio store concept would allow it to more quickly achieve economies of scale in its entertainment retail division. Another two mall-based studio stores were opened during 1998. The company closed its six remaining stores during 1999, and made the decision to focus on its Internet business.

         The Company is presently focusing its resources on the expansion of its Internet business. The Company plans to expand its Internet operations, both through acquisitions and strategic alliances and through internal development measures, in order to continue to grow its hollywood.com ad sales, business to business and e-commerce revenues. While the Company believes that these measures will ultimately reverse its operating losses, there can be no assurances that the revenues generated by the Internet operations and the intellectual properties division will be sufficient to offset the associated expenses incurred.

         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had cash and cash equivalents of $2,475,345 compared to cash and cash equivalents of $729,324 at December 31, 1998. The working capital deficit at December 31, 1999 was $4,817,879, as compared to a deficit of $1,407,449 at December 31, 1998. Net cash used in operating activities during fiscal 1999 was $9,877,278, primarily representing cash used to fund the Company's pre-tax loss, net of non-cash expenses including depreciation and amortization, reserve for closed stores and lease termination costs, CBS advertising and the inventory reserve. Net cash used in investing activities was $8,269,858, representing capital expenditures and distributions to minority interests. Net cash provided by financing activities amounted to $19,893,147 during 1999, primarily representing proceeds from issuance of common stock and preferred stock. The combined effect of the above was a net decrease in cash and cash equivalents of $1,746,011 during 1998. Net cash used in operating activities and investing activities during fiscal 1998 was $5,605,491, and $648,437 respectively, and net cash provided by financing activities was $6,096,109. Cash provided from financing activities during 1997 consisted primarily of proceeds from the issuance of common and preferred stock, and borrowings under the revolving line of credit.

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

         In December 1997, the Company established a $5 million credit facility with BankBoston, which the Company used to finance the cost of inventories for its entertainment retail division. The primary obligor on the credit facility is the Company's wholly owned subsidiary that constitutes the Company's entertainment retail division, and the Company is guarantor. BankBoston received five-year warrants to buy 30,000 shares of the Company's common stock at an exercise price of $9.68 per share. On May 18, 1999 the warrants were exercised and BankBoston received 16,446 shares of the Company's common stock in accordance with the cashless exercise provision of the contracts. As of December 31, 1998, the Company's outstanding balance on the line of credit was $758,917, essentially utilizing the then available borrowing base. During 1999 the credit facility was terminated and all amounts have been paid in full.

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

         During May 1998, the Company entered into a sale/leaseback transaction with FINOVA Capital Corporation ("FINOVA") for 17 Entertainment Super-Kiosk units. The terms of the 1998 sale/leaseback transaction were an aggregate sales price of $600,674, which approximated 75% of the original invoice cost for the units, a 42-month lease term, monthly payments approximating $18,300, and a $1 buy-out at the end of the lease term. The net proceeds to the Company after all transaction costs were $582,640.

         In June 1998, the Company entered into a private equity line of credit agreement with two accredited investors and on January 7, 1999, this agreement was amended to increase the number of shares that could be issued under the equity line of credit. Pursuant to this agreement, as amended, these investors issued irrevocable commitments to purchase 433,334 shares of common stock of the Company over a one-year period. In conjunction with establishment of the equity line of credit, the Company issued three-year warrants to these investors to purchase 45,000 shares of the Company's common stock for an average price of $2.89 per share. The exercise price of the warrants for 20,000 of the shares is subject to reduction depending on the number of initial shares of the Company's common stock that the investor's still own six months subsequent to their initial purchase. On June 30, 1998, these investors purchased 100,000 shares of the Company's common stock at the market price of $5.00 per share. On November 24, 1998, the Company sold an additional 77,042 shares of common stock to these investors for $6.49 per share. Gross proceeds of $1,000,000 from the sale of these securities were received during 1998. Costs related to the establishment of the equity line of credit and for the issuance of the securities pursuant to this line of credit totaling $99,855 were charged to additional paid-in capital. In addition, the Company issued 28,000 shares of common stock to the placement agent as part of this transaction. During 1999, investors purchased an additional 256,292 shares of the Company's common stock for net proceeds of $2,468,659.

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

         In September and November, 1998, the Company sold 250 shares of its 7% Series D Convertible Preferred Stock (the "Series D Preferred Stock") to two accredited investors. The Company realized gross proceeds of $2,500,000 from these private placements, less expenses and placement fees of $281,917. In connection with this transaction, the Company also issued two five-year warrants to each investor. The two warrants entitle the investors to purchase the number of shares of common stock equal to the aggregate purchase price of shares of Series D Preferred Stock acquired divided by the closing price of the common stock on the trading date immediately before the date of purchase, multiplied by 20% and 30%, respectively, at exercise prices equal to 150% and 125%, respectively, of such closing price, subject to certain adjustments. The value of the warrants on the dates of issuance of $414,372, less expenses of $33,730, has been deducted from the stated value of the Series D Preferred Stock and is reflected as warrants outstanding. Commissions and cost of issuance have been prorated between the Series D Preferred Stock and the warrants. The stock purchase agreement also provides for the potential issuance of adjustment shares of the Company's common stock to the holders of the Series D Preferred Stock under certain limited conditions. During 1999 the holders of the Series D Preferred Stock converted all of the outstanding shares into 679,859 shares of common stock.

         In November 1998, the Company sold 50 shares of its 7% Series D-2 Convertible Preferred Stock (the "Series D-2 Preferred Stock") to an accredited investor. The Company realized gross proceeds of $500,000 from this private placement, less expenses and placement fees of $68,239. In connection with this transaction, the Company also issued two five-year warrants to the investor. The warrants entitle the investor to purchase 25,000 shares of the Company's common stock for $5.175 per share and 16,667 shares for $6.26 per share, both of which were above market exercise prices at the time the warrants were issued. The value of the warrants on the date of issuance of $116,941 has been deducted from the stated value of the Series D-2 Preferred Stock and is reflected as warrants outstanding. During 1999 the holders of Series D-2 Preferred Stock converted all of the outstanding shares into 100,000 shares of the Company's common stock.

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

         On May 17, 1999, the Company issued 569,820 shares of common stock in a private placement at a purchase price of $21.25 per share. In addition, the Company issued to the same investor's warrants to purchase an aggregate of 189,947 shares of common stock at an exercise price of $21.25 per share. The gross proceeds of the private placement were $12,108,675. The Company issued 42,600 shares of common stock as a fee to the placement agent.

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

         On August 31, 1999, the Company acquired substantially all of the motion picture-related assets of Paul Kagan Associates, Inc. for 492,611 shares of common stock valued at $17.81 per share. The Company also issued to Paul Kagan 163,185 shares of common stock for an aggregate purchase price of $2.5 million.

         In October 1999 the Company issued 135,000 shares of stock to AOL Latin America S.L. plus a ten-year warrant to purchase 100,000 shares of common stock at an exercise price of $21.42 in exchange for a four year Interactive Services Agreement pursuant to which the Company or its subsidiaries will produce versions of the web sites Hollywood.com and shopping.hollywood.com in Portuguese and Spanish to be distributed and promoted on AOL proprietary and web services to be launched initially in Brazil, Mexico and Argentina. This contract is valued at $3,374,360 and is being amortized over the term of the contract. Amortization of $140,589 is included as general and administrative expenses for 1999.

         In December 1999 the Company issued 35,294 shares of stock to Broadway Technologies Group, Inc. to acquire the web address Broadway.com. The stock is valued at $600,000. This transaction closed in January 2000. The stock was held by legal counsel prior to closing.

         The success of the Company's operations in future years is dependent on its ability to generate adequate revenue to offset operating expenses. Unless otherwise noted, the proceeds from the financing transactions described above were used to complete the acquisitions of the three Internet businesses purchased during 1999 and for general corporate purposes. The Company's management expects to require additional financing for the expansion of its Internet business, and to support working capital requirements in future years.

         The Company is currently exploring additional financing alternatives such as a private placement or public offering of equity to allow the Company to finance such expansion, although there can be no assurance that such financing alternatives will be available to the Company or can be obtained on terms favorable to the Company.

         YEAR 2000 ISSUES

         The Company believes that due to the newness of the Company's Internet operations, all Internet systems are currently year 2000 compliant and any new systems acquired or developed to support expansion of the Company's Internet operations are year 2000 compliant. Significant vendors have been contacted to ensure that their year 2000 issues will be resolved in a timely manner and will not be disruptive to the Company's operations. Year 2000 had no adverse effects on the Company's current business operation or financial conditions nor does the Company expect an adverse effect on future operations.

         INFLATION AND SEASONALITY

         Although the Company cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on sales or results of operations. The Company considers its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its book licensing and packaging operation as a result of the general publishing industry practice of paying royalties semi-annually. The Company's e-commerce business is seasonal with the holiday season accounting for the largest percentage of annual net sales. In addition, although not seasonal, the Company's intellectual properties division and NetCo Partners both experience significant fluctuations in their respective revenue streams, earnings and cash flow as a result of the significant amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. While certain of the development costs are incurred as normal recurring operating expenses, the recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----

Report of Independent Certified Public Accountants...............................................29

Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998........................30

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998
   and 1997......................................................................................31

Consolidated Statements of Shareholders' Equity for the Years
   Ended December 31, 1999, 1998 and 1997........................................................32

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
   1998 and 1997.................................................................................33

Notes to Consolidated Financial Statements.......................................................34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of Hollywood.com, Inc.:

We have audited the accompanying consolidated balance sheets of Hollywood.com, Inc. (a Florida corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hollywood.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Miami, Florida,

         March 24, 2000 (except with respect to the matters discussed in Note 18, as to which the date is March 28, 1999).

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,     December 31,
                                                                                                     1999             1998
                                                                                                -------------    -------------

                                                           ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                                 $   2,475,345    $     729,334
      Receivables, net                                                                              1,155,999          568,779
      Merchandise inventories                                                                       1,246,733        1,176,356
      Prepaid expenses                                                                              1,687,347          501,501
      Other receivables                                                                                18,037          250,000
      Other current assets                                                                             67,541           59,978
                                                                                                -------------    -------------
      Total current assets                                                                          6,651,002        3,285,948

PROPERTY AND EQUIPMENT, net                                                                         1,877,959        3,145,201
INVESTMENT IN NETCO PARTNERS                                                                          549,975        1,004,673
INTANGIBLE ASSETS, net                                                                              3,770,590          151,405
GOODWILL, net                                                                                      46,483,647          306,377
OTHER ASSETS                                                                                        3,149,652          676,217
                                                                                                -------------    -------------
TOTAL ASSETS                                                                                    $  62,482,825    $   8,569,821
                                                                                                =============    =============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                          $   2,181,089    $   1,496,376
      Revolving line of credit                                                                           --            758,917
      Accrued professional fees                                                                       199,514          192,151
      Other accrued expenses                                                                        1,579,682          867,094
      CBS non-cash advertising                                                                      2,344,950             --
      Accrued reserve for closed stores                                                             2,366,432          307,042
      Deferred revenue                                                                                308,061           89,632
      Loan from shareholder/officer                                                                      --            100,000
      Note payable                                                                                  1,928,138             --
      Current portion of capital lease obligations                                                    561,015          882,185
                                                                                                -------------    -------------
      Total current liabilities                                                                    11,468,881        4,693,397
                                                                                                -------------    -------------

CAPITAL LEASE OBLIGATIONS, less current portion                                                       995,213        1,741,062
                                                                                                -------------    -------------
DEFERRED REVENUE                                                                                      249,117          376,860
                                                                                                -------------    -------------
MINORITY INTEREST                                                                                     270,828          235,067
                                                                                                -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY:
      Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                       --               --
      Series A variable rate convertible preferred stock, $6.25 stated value, 217,600
          shares authorized; 217,600 shares issued and outstanding at December 31,1998                   --          1,360,000
      Series B variable rate convertible preferred stock, $5.21 stated value, 142,223
          shares authorized; 122,846 shares issued and outstanding at December 31,1998                   --            640,000
      Series C, 4% convertible preferred stock, $100 stated value, 100,000 shares
          authorized; 20,000 shares issued and outstanding at December 31,1998                           --          2,000,000
      Series D, 7% convertible preferred stock, $10,000 stated value, 1,000 shares
          authorized; 250 shares issued and outstanding December 31,1998                                 --          1,837,441
      Series D-2, 7% convertible preferred stock, $10,000 stated value, 50 shares authorized;
          50 shares issued and outstanding at December 31,1998                                           --            314,820
      Common stock, $.01 par value, 100,000,000 shares authorized; 15,143,216 and
          8,161,329 shares issued and outstanding at December 31,1999 and 1998, respectively          151,432           81,613
      Warrants outstanding                                                                          5,096,704          834,583
      Deferred compensation                                                                          (306,200)        (510,333)
      Additional paid-in capital                                                                  105,500,656       31,140,339
      Accumulated deficit                                                                         (60,943,806)     (36,175,028)
                                                                                                -------------    -------------
      Total shareholders' equity                                                                   49,498,786        1,523,435
                                                                                                -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $  62,482,825    $   8,569,821
                                                                                                =============    =============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------------
                                                                                 1999            1998            1997
                                                                            ------------    ------------    ------------
NET REVENUES                                                                $ 10,106,111    $ 11,126,516    $ 10,291,447

COST OF SALES
                                                                               3,572,832       5,987,383       5,447,989
                                                                            ------------    ------------    ------------
    Gross profit                                                               6,533,279       5,139,133       4,843,458
                                                                            ------------    ------------    ------------

OPERATING EXPENSES:
    General and administrative                                                 8,367,620       5,196,364       4,902,675
    Selling and marketing                                                      7,419,518       2,566,702       1,378,085
    Salaries and benefits                                                      5,916,024       4,151,725       3,884,926
    Amortization of goodwill and intangibles                                   3,704,011         347,312          31,428
    Depreciation                                                               1,486,458       1,076,983         831,623
    Reserve for closed stores and lease termination costs                      4,551,094       1,121,028            --
                                                                            ------------    ------------    ------------
        Total operating expenses                                              31,444,725      14,144,230      11,344,621
                                                                            ------------    ------------    ------------
        Operating loss                                                       (24,911,446)     (9,005,097)     (6,501,163)

EQUITY  IN EARNINGS OF NETCO PARTNERS                                          1,188,142         877,549       2,702,049


OTHER INCOME (EXPENSE):

    Interest, net                                                               (563,909)       (818,849)       (323,118)
    Other, net                                                                    (3,440)         42,989          73,894
                                                                            ------------    ------------    ------------
         Loss before minority interest and deferred tax (expense) benefit    (24,290,653)     (8,903,408)     (4,048,338)

MINORITY INTEREST                                                               (366,371)       (347,081)       (354,609)
                                                                            ------------    ------------    ------------
         Loss before deferred tax (expense) benefit                          (24,657,024)     (9,250,489)     (4,402,947)

DEFERRED TAX (EXPENSE) BENEFIT                                                      --        (1,407,600)      1,407,600
                                                                            ------------    ------------    ------------
         Net loss                                                           $(24,657,024)   $(10,658,089)   $ (2,995,347)
                                                                            ============    ============    ============

Basic and diluted loss per common share                                     $      (2.01)   $      (1.47)   $      (0.51)
                                                                            ============    ============    ============
Weighted average common and common equivalent shares
  outstanding-Basic and diluted                                             $ 12,310,195    $  7,456,651    $  6,316,013
                                                                            ============    ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  HOLLYWODO.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                           PREFERRED        PREFERRED         PREFERRED
                                                           COMMON            STOCK            STOCK             STOCK
                                                            STOCK          SERIES A          SERIES B         SERIES C
                                                        -------------    -------------    -------------    -------------
Balance -  December 31, 1996                            $      58,706    $   1,360,000    $     160,000    $   2,000,000

Issuance of common stock in private
  placement                                                    10,000             --               --               --
Issuance of preferred stock Series B to
  Tekno Simon, LLC                                               --               --            480,000             --
Non-cash dividend - preferred stock paid in common                257             --               --               --
Cash dividend on preferred stock Series C                        --               --               --               --
Issuance of stock options and warrants for
  services rendered                                              --               --               --               --
Value of conversion feature of convertible
  debentures                                                     --               --               --               --
Proceeds from the issuance of warrants                           --               --               --               --
Net loss                                                         --               --               --               --
                                                        -------------    -------------    -------------    -------------
Balance - December 31,1997                                     68,963        1,360,000          640,000        2,000,000

Non-cash dividend - preferred stock paid in common                371             --               --               --
Cash dividend on preferred stock Series C                        --               --               --               --
Conversion of convertible debentures into
  common stock                                                  1,736             --               --               --
Issuance of stock options and warrants for
  services rendered                                              --               --               --               --
Employee stock bonuses                                          2,362             --               --               --
Issuance of preferred stock and warrants
  in private placement                                           --               --               --               --
Issuance of common stock in private
  placements                                                    4,531             --               --               --
Issuance of common stock to the members
  of the Company's Board of Directors
  in a private placement                                        1,874             --               --               --
Shares repurchased and retired                                   (429)            --               --               --
Stock options and warrants exercised                            2,205             --               --               --
Net loss                                                         --               --               --               --
                                                        -------------    -------------    -------------    -------------
Balance - December 31,1998                                     81,613        1,360,000          640,000        2,000,000

Dividends - preferred stock paid in common                         67             --               --               --
Stock options and warrants exercised                            9,088             --               --               --
Issuance of common stock and warrants in private
  placements                                                    9,893             --               --               --
Issuance warrants for services rendered                         1,840             --               --               --
Conversion of Series A,B,C,D,D-2 Preferred Stock               15,805       (1,360,000)        (640,000)      (2,000,000)
Employee stock bonus                                               25             --               --               --
Amortization of employee stock bonuses                           --               --               --               --
Issuance of stock for acquisitions                             33,176             --               --               --
Issuance of stock to satisfy capital lease obligation             320             --               --               --
Shares repurchased and retired                                   (395)            --               --               --
Net loss                                                         --               --               --               --
                                                        -------------    -------------    -------------    -------------
Balance - December 31, 1999                             $     151,432    $        --      $        --      $        --
                                                        =============    =============    =============    =============



                                                       PREFERRED         PREFERRED        ADDITIONAL
                                                         STOCK             STOCK           PAID-IN         WARRANTS
                                                       SERIES D          SERIES D-2        CAPITAL        OUTSTANDING
                                                      -------------    -------------    -------------    -------------

Balance -  December 31, 1996                          $        --      $        --      $  22,029,194    $     576,600

Issuance of common stock in private
  placement                                                    --               --          3,059,996             --
Issuance of preferred stock Series B to
  Tekno Simon, LLC                                             --               --               --               --
Non-cash dividend - preferred stock paid in common             --               --            141,452             --
Cash dividend on preferred stock Series C                      --               --               --               --
Issuance of stock options and warrants for
  services rendered                                            --               --            225,758             --
Value of conversion feature of convertible
  debentures                                                   --               --            215,500             --
Proceeds from the issuance of warrants                         --               --               --             10,000
Net loss                                                       --               --               --               --
                                                      -------------    -------------    -------------    -------------
Balance - December 31,1997                                     --               --         25,671,900          586,600

Non-cash dividend - preferred stock paid in common             --               --            169,629             --
Cash dividend on preferred stock Series C                      --               --               --               --
Conversion of convertible debentures into
  common stock                                                 --               --            663,953             --
Issuance of stock options and warrants for
  services rendered                                            --               --             73,587             --
Employee stock bonuses                                         --               --            793,863             --
Issuance of preferred stock and warrants
  in private placement                                    1,837,441          314,820             --            497,583
Issuance of common stock in private
  placements                                                   --               --          1,895,614             --
Issuance of common stock to the members
  of the Company's Board of Directors
  in a private placement                                       --               --            935,336             --
Shares repurchased and retired                                 --               --           (102,599)            --
Stock options and warrants exercised                           --               --          1,039,056         (249,600)
Net loss                                                       --               --               --               --
                                                      -------------    -------------    -------------    -------------
Balance - December 31,1998                                1,837,441          314,820       31,140,339          834,583

Dividends - preferred stock paid in common                     --               --             79,741             --
Stock options and warrants exercised                           --               --          5,416,165         (497,583)
Issuance of common stock and warrants in private
  placements                                                   --               --         14,201,370        2,866,071
Issuance of warrants for services rendered                     --               --          2,298,793        1,350,045
Conversion of Series A,B,C,D,D-2 Preferred Stock         (1,837,441)        (314,820)       6,136,456             --
Employee stock bonus                                           --               --             46,225             --
Amortization of employee stock bonuses                         --               --               --               --
Issuance of stock for acquisitions                             --               --         46,310,570          543,588
Issuance of stock to satisfy capital lease obligatio           --               --            539,331             --
Shares repurchased and retired                                 --               --           (668,334)            --
Net loss                                                       --               --               --               --
                                                      -------------    -------------    -------------    -------------
Balance - December 31, 1999                           $        --      $        --      $ 105,500,656    $   5,096,704
                                                      =============    =============    =============    =============



                                                            DEFERRED        ACCUMULATED
                                                          COMPENSATION        DEFICIT           TOTAL
                                                          -------------    -------------    -------------

Balance -  December 31, 1996                              $        --      $ (21,992,633)   $   4,191,867

Issuance of common stock in private
  placement                                                        --               --          3,069,996
Issuance of preferred stock Series B to
  Tekno Simon, LLC                                                 --               --            480,000
Non-cash dividend - preferred stock                                --           (155,630)         (13,921)
Cash dividend on preferred stock Series C                          --            (80,000)         (80,000)
Issuance of stock options and warrants for
  services rendered                                                --               --            225,758
Value of conversion feature of convertible
  debentures                                                       --               --            215,500
Proceeds from the issuance of warrants                             --               --             10,000
Net loss                                                           --         (2,995,347)      (2,995,347)
                                                          -------------    -------------    -------------
Balance - December 31,1997                                         --        (25,223,610)       5,103,853

Non-cash dividend - preferred stock paid in common                 --           (233,329)         (63,329)
Cash dividend on preferred stock Series C                          --            (60,000)         (60,000)
Conversion of convertible debentures into
  common stock                                                     --               --            665,689
Issuance of stock options and warrants for
  services rendered                                                --               --             73,587
Employee stock bonuses                                         (510,333)            --            285,892
Issuance of preferred stock and warrants
  in private placement                                             --               --          2,649,844
Issuance of common stock in private
  placements                                                       --               --          1,900,145
Issuance of common stock to the members
  of the Company's Board of Directors
  in a private placement                                           --               --            937,210
Shares repurchased and retired                                     --               --           (103,028)
Stock options and warrants exercised                               --               --            791,661
Net loss                                                           --        (10,658,089)     (10,658,089)
                                                          -------------    -------------    -------------
Balance - December 31,1998                                     (510,333)     (36,175,028)       1,523,435

Dividends - preferred stock paid in common                         --           (111,754)         (31,946)
Stock options and warrants exercised                               --               --          4,927,670
Issuance of common stock and warrants in private
  placements                                                       --               --         17,077,334
Issuance of warrants for services rendered                         --               --          3,650,678
Conversion of Series A,B,C,D,D-2 Preferred Stock                   --               --               --
Employee stock bonus                                               --               --             46,250
Amortization of employee stock bonuses                          204,133             --            204,133
Issuance of stock for acquisitions                                 --               --         46,887,334
Issuance of stock to satisfy capital lease obligation              --               --            539,651
Shares repurchased and retired                                     --               --           (668,729)
Net loss                                                           --        (24,657,024)     (24,657,024)
                                                          -------------    -------------    -------------
Balance - December 31, 1999                               $    (306,200)   $ (60,943,806)   $  49,498,786
                                                          =============    =============    =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,

                                                                                         1999            1998            1997
                                                                                     -----------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             (24,657,024)   $(10,658,089)   $ (2,995,347)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                                                5,190,469       1,108,411       1,178,935
          Equity in earnings of Netco Partners, net of return of invested capital        454,698         528,894      (1,332,256)
          Issuance of compensatory stock options and warrants                            345,931          73,587         225,758
          Amortization of deferred compensation costs                                    204,133         285,892            --
          Recognition of deferred gain                                                    (9,062)        (42,988)        (40,389)
          Deferred tax expense (benefit)                                                    --         1,407,600      (1,407,600)
          Amortization of deferred financing costs                                       295,644         164,474          25,426
          Amortization of discount on convertible debentures                                --           107,750         107,750
          Provision for Bad debt                                                          82,237            --              --
          Provision for Inventory                                                        283,950         232,383            --
          Reserve for closed stores and lease termination costs                        4,551,094         601,539            --
          Minority interest                                                              366,371         347,081         354,609
          CBS advertising                                                              2,344,950            --              --
          Changes in assets and liabilities:
            Receivables                                                                  283,832        (225,611)       (147,621)
            Prepaid expenses                                                            (886,262)         46,705         106,049
            Merchandise inventories                                                     (382,132)      1,008,485      (1,006,621)
            Other current assets                                                         150,305         (10,240)       (104,140)
            Other assets                                                                 399,762        (205,350)       (295,687)
            Accounts payable                                                             384,269        (611,826)      1,086,938
            Accrued professional fees                                                    (17,637)        (13,162)        106,793
            Deferred revenue                                                              43,548        (318,472)        (38,982)
            Other accrued expenses                                                       693,646         567,446          65,904
                                                                                     -----------    ------------    ------------
              Net cash used in operating activities                                   (9,877,278)     (5,605,491)     (4,110,481)
                                                                                     -----------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash paid for acquisitions, net of cash received                              (7,424,929)           --              --
        Capital expenditures, net                                                       (514,319)       (446,312)     (1,585,211)
        Return of capital from Tekno Books to minority partner                          (330,610)       (202,125)       (268,912)
                                                                                     -----------    ------------    ------------
              Net cash used in investing activities                                   (8,269,858)       (648,437)     (1,854,123)
                                                                                     -----------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds (payment on) from revolving line of credit                         (758,917)        223,917         535,000
        Proceeds from shareholder/officer loan                                           711,000       3,794,500       1,112,000
        Repayments of shareholder/officer loan                                          (811,000)     (3,779,500)     (1,027,000)
        Net proceeds from the issuance of preferred stock                                   --         2,649,844         480,000
        Proceeds from issuance of convertible debentures                                    --              --           650,000
        Net proceeds from issuance of common stock                                    17,077,334       2,837,355       3,069,996
        Proceeds from the issuance of warrants                                              --              --            10,000
        Proceeds from exercise of stock options and warrants                           4,927,670         791,661            --
        Dividends on preferred stock                                                     (28,097)        (60,000)        (80,000)
        Payments to repurchase common stock                                             (668,729)       (103,028)           --
        Proceeds under sale leasebacks                                                    56,068         691,255         947,186
        Repayments under capital lease obligations                                      (612,182)       (949,895)       (521,277)
                                                                                     -----------    ------------    ------------
              Net cash provided by financing activities                               19,893,147       6,096,109       5,175,905
                                                                                     -----------    ------------    ------------
              Net increase (decrease) in cash and cash equivalents                     1,746,011        (157,819)       (788,699)

CASH AND CASH EQUIVALENTS, beginning of year                                             729,334         887,153       1,675,852
                                                                                     -----------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                                              $  2,475,345    $    729,334    $    887,153
                                                                                    ============    ============    ============

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
        Interest paid                                                               $    374,867    $    539,687    $    180,447
                                                                                    ============    ============    ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999, AND 1998



(1) BACKGROUND:
--------------

Hollywood.com, Inc. F/K/A Big Entertainment, Inc. (the "Company") was incorporated in the State of Florida on January 22, 1993. The Company is a premier entertainment focused Internet company that generates revenues through the sale of advertising, the business-to-business syndication of entertainment-related content, and the sale of entertainment-related products over the web sites. The Company is also engaged in the development and licensing of intellectual properties and licensing of books.

The Company's premier web site on the World Wide Web ("web") is Hollywood.com. The Company's premier site features movie showtime listings, movie descriptions and reviews, digitized trailers and photos, entertainment news, box office results, interactive games, movie soundtracks, celebrity profiles and biographies, comprehensive coverage of entertainment awards shows and film festivals and exclusive video coverage of movie premiers. Advertising revenues from Hollywood.com's operations began to be recognized in May 1999 when the Company acquired hollywood.com, Inc.

The Company's syndication business began in May 1999 with the acquisition of CinemaSource, Inc. CinemaSource is the largest supplier of movie showtimes and related content in the United States. Showtime listings are provided to more than 200 different Internet sites. The Company expanded its syndication business with the acquisition of PKBaseline.com in August 1999. The PKBaseline.com web site is a comprehensive database of information on over 67,000 films, which subscribers access by paying a fee for each piece of data that is downloaded.

The Company also operates the largest online movie studio store, shopping.hollywood.com. The studio store features a product line of branded licensed merchandise including movie posters, video games, collectibles, art, toys, and other media items. The Company cross-promotes our Internet studio store to movie enthusiasts through banners and links on the other web sites. Revenues from the online studio store have been recognized since November 1998.

In December 1999 the Company closed all of its retail store operations and have written off the assets relating to such operations. (Note 12).

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

The Company has expended significant funds developing its Internet, intellectual property, entertainment retail, and other businesses. Operating losses since inception have resulted in an accumulated deficit of $60,943,806 at December 31, 1999. The success of the Company's operations in future years is dependent on its ability to generate adequate revenue to offset operating expenses. The Company's operating plans and assumptions indicate that anticipated cash flows when combined with other potential sources capital will be enough to meet working capital requirements for the year 2000. There can be no assurances that the Company will be able to generate sufficient revenues from these activities to cover its costs and therefore, the Company may continue to incur losses. To the extent that the Company does not generate sufficient revenues to offset expenses the Company will require further financing to fund ongoing operations. On March 28, 2000, the Company received $5.5 million from CBS Corporation related to the exercise of warrants (see Note 18).

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

       Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $2,084,156 and $109,979, at December 31, 1999 and 1998, respectively.

       Trade Receivables

Trade receivables consist of amounts due from customers who have advertised on the Company's web sites or have purchased content from the Company as it relates to the Company's Internet businesses, to the extent that the earnings process is complete and amounts are realizable. Trade receivables are net of an allowance for doubtful accounts of $131,029 and $39,982 at December 31, 1999 and 1998, respectively.

       Merchandise Inventories

Merchandise inventories consist of merchandise sold over the Internet and are stated at the lower of cost or market value. Cost is determined by the weighted average method.

       Property and Equipment

Property and equipment are carried at cost. Depreciation is provided in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated service lives, which range from three to five years, on a straight-line basis. Leasehold improvements are amortized over the lesser of the terms of the respective leases or the service lives of the improvements.

       Intangible Assets and Goodwill

Purchase price allocations for the acquisition of hollywood.com, Inc., CinemaSource, Inc., Baseline, Inc., Tekno Books and Fedora, Inc. have been made in accordance with Accounting Principles Board ("APB") Opinion No. 16. Pursuant to APB 16, acquired tangible assets have been recorded at estimated fair value and acquired liabilities at the present value of amounts due. The excess of the purchase price, including liabilities assumed, over the value assigned to net tangible assets acquired has been allocated to either specifically identified intangibles or goodwill.

"Intangible Assets" consist of the following:

                                                           December 31,
                                                   --------------------------
                                                          1999           1998
                                                   -----------    -----------

       NATO contract acquired with hollywood.com   $ 4,567,513    $      --
       Patents and trademarks                          203,368        203,368
                                                   -----------    -----------
                                                     4,770,881        203,368
       Less accumulated amortization                (1,000,291)       (51,963)
                                                   -----------    -----------
                                                   $ 3,770,590    $   151,405
                                                   ===========    ===========

National Association of Theatre Owners ("NATO") contract is being amortized on a straight line basis over 3 years. See footnote 3(b) for further discussion.

Patents and trademarks are being amortized on a straight-line basis over 17 years.

"Goodwill Assets" consist of the following:

                                                       December 31,
                                                   1999            1998
                                               ------------    ------------
        Goodwill - Hollywood.com acquisition   $ 27,911,309    $       --
        Goodwill - Cinema-Source acquisition     12,570,172            --
        Goodwill - Baseline acquisition           8,451,296
        Goodwill - Tekno Books and Fedora           388,783         388,783
                                               ------------    ------------

                                                 49,321,560         388,783
        Less accumulated amortization            (2,837,913)        (82,406)
                                               ------------    ------------
                                                 46,483,647    $    306,377
                                               ============    ============

Goodwill relating to the acquisition of Tekno Books and Fedora, Inc., is being amortized on a straight-line basis over 20 years. Goodwill relating to the acquisitions of hollywood.com, Inc., Cinema-Source, Inc. and Baseline II, Inc., is being amortized on a straight line basis over 10 years.

The Company continually evaluates the amounts of recorded goodwill and the period over which it is amortized by consideration of events and circumstances that occur subsequent to its acquisition.

         LONG-LIVED ASSETS

The Company applies the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1999 or 1998.

       REVENUE RECOGNITION

Revenue recognition policies for advertising, syndication, e-commerce, book packaging and licensing, and retail are set forth below.

       ADVERTISING REVENUE. Advertising revenue is derived from the sale of advertising on the Company's Web sites. Advertising revenue is recognized in the period that the advertisement is displayed, provided that no significant Company obligations remain and collection is reasonably assured. Company obligations typically include guarantees of a minimum number of impressions or times that an advertisement is viewed by users of the Company's web sites.

       SYNDICATION. Syndication revenue is derived from sale of entertainment related content to other businesses. Revenue is recorded after the information has been delivered and collection of the resulting receivable is reasonably assured. Royalty income is recognized when the proceeds have been collected.

         E-COMMERCE. E-commerce revenue is derived from the sales of entertainment-related merchandise over the Web. E-commerce revenue is recognized once the product has been shipped and payment is reasonably assured.

       BOOK PACKAGING AND LICENSES. Licensing revenues in the form of non-refundable advances and other guaranteed royalty payments are recognized when the earnings process has been completed, which is generally upon the achievement of milestones in the development/publishing of the property. Non-guaranteed royalties based on sales of licensed products and on sales of books published directly by the Company are recognized as revenues when earned based on royalty statements or other notification of such amounts from the publishers.

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

         RETAIL. Revenue relating to sales at the Company's retail stores is recognized at the time of sale. All retail locations were closed in December 1999.

Franchise fee revenue is recognized when all material services or conditions relating to a franchise agreement have been substantially performed or satisfied.

       PRE-OPENING EXPENSES.

Pre-opening expenses related to new store openings in 1998 and 1997 were expensed as incurred.

       BARTER TRANSACTIONS.

         INTERNET OPERATIONS. The Company recognizes advertising revenue as a result of barter transactions. Such revenue is recognized based on the fair value of the consideration received, which generally consists of advertising displayed on other companies' web sites or for services rendered. Barter revenue and the corresponding expense is recognized in the period the advertising is displayed. In 1999 the Company recorded $480,100 in barter revenue and expense related to internet advertising.

         The Company records barter income earned under the NATO Contract, which the Company acquired through its acquisition of hollywood.com. Through the NATO Contract, the Company promotes its web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before the feature films that play in most NATO-member theaters. In exchange, the Company provides web sites for each of the exhibiting NATO members, promotional materials and movie information, advertising and editorial content. In 1999 the Company recorded $1.9 million in promotional revenue and expense under the NATO Contract.

         RETAIL OPERATIONS. The Company recorded the exchange of air time given on the television monitors in its retail stores and promotional space given on its web site for advertising air time received on local ABC affiliate television stations at the estimated fair value of the air time received from the ABC affiliates. The income and expense are recorded in equal amounts at the time when the advertising air time is received from ABC. The Company imputed revenues and selling, general and administrative expenses of $220,000, $2,130,112 and $1,150,000 in 1999, 1998 and 1997, respectively, relating to the ABC programming agreement. This agreement has been terminated because the Company no longer has bricks and mortar retail operations.

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

                                                 1999            1998            1997
                                            ------------    ------------    ------------
Net Loss                                    $(24,657,024)   $(10,658,089)   $ (2,995,347)
Preferred Stock Dividends                       (111,754)       (293,329)       (236,299)
                                            ------------    ------------    ------------
Net Loss Available to Common Shareholders   $(24,768,778)   $(10,951,418)   $ (3,231,646)
                                            ============    ============    ============
Weighted Average Shares Outstanding           12,310,195       7,456,651       6,316,013
Loss per Share, Basic and Diluted           $      (2.01)   $      (1.47)   $      (0.51)
                                            ============    ============    ============

         Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 4,041,927; 2,204,208 and 1,744,583 were excluded from the calculation of diluted loss per share in 1999, 1998 and 1997, respectively, because their impact was anti-dilutive.

         STOCK-BASED COMPENSATION.
         ------------------------

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. SFAS No. 123 allows either adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations with supplemental disclosures. The Company has chosen to account for all stock-based arrangements under which employees receive shares of the Company's stock accounted for under APB 25 and make the related disclosures under SFAS No. 123. Pro forma loss per share, as if the fair value method had been adopted, is presented in Note 11. Stock options and warrants granted to non-employees are accounted for under the fair value method prescribed by SFAS No. 123.

       POST-RETIREMENT BENEFITS.
       ------------------------

The Company does not currently provide post-retirement benefits for its employees.

       RECLASSIFICATIONS.

Certain reclassifications were made to prior year statements to conform with the current year's presentation.

(3)      ACQUISITIONS:
         -------------

                  (a)      CinemaSource, Inc.:

On May 18, 1999, the Company acquired substantially all of the assets of CinemaSource, Inc. ("CinemaSource"), a privately held company, pursuant to the terms of the Asset Purchase Agreement dated March 29, 1999 for $6.5 million in cash and 436,191 shares of the Company's common stock valued at $12.50 per share. At the closing of the acquisition, the Company directed CinemaSource to transfer the assets sold, on the Company's behalf, to its wholly owned subsidiary, Showtimes.com, Inc. ("Showtimes.com"). The shares of the Company's common stock issued at the time of acquisition are restricted from resale for the first 12 months following the closing of the transaction and are subject to volume limitations regarding resale thereafter. CinemaSource gathers movie data, including showtimes, synopses, photos and trailers, from theaters across the country, and then licenses this data, in a compiled manner, to both large and small media companies. CinemaSource licenses this information to more than 200 different media outlets, including customers such as Yahoo!, Excite, Go Network, Ticketmaster/CitySearch, Zip2, THE NEW YORK TIMES web site, usatoday.com, latimes.com, iWon.com, THE WASHINGTON POST web site, the BOSTON GLOBE web site, the NEWSDAY web site, and all of the web sites of Knight Ridder and Advance/Newhouse.

                  (b)      hollywood.com, Inc.:

On May 20, 1999, the Company acquired all of the capital stock of hollywood.com, Inc. ("hollywood.com"), formerly called Hollywood Online Inc., from The Times Mirror Company ("Times Mirror"). The aggregate consideration paid to Times Mirror by the Company consisted of a one-year unsecured promissory note for $1,928,138 and 2,300,075 shares of common stock, which was valued as of the date of the transaction at $12.64 per share. As part of the transaction costs the Company issued 53,452 shares of common stock for services rendered in connection with the acquisition. Hollywood.com owns and operates the Hollywood.com web site offering viewers movie information, movie trailers, box office charts, movie soundtracks, photos and exclusive interactive games, celebrity interviews, local movie showtimes, and coverage of movie premieres, film festivals and movie-related events. Hollywood.com has an exclusive contract with the National Association of Theatre Owners (NATO). Through this contract, Hollywood.com promotes its web site to movie audiences by airing trailers featuring Hollywood.com before the feature films that play in most NATO-member theatres. In exchange, Hollywood.com provides web sites for the exhibiting NATO members. The value of this contract was recorded as an intangible asset of $4.6 million and is being amortized over the remaining life of the contract, approximately three years.

                  (c)      Baseline II, Inc.:

On August 31, 1999, the Company purchased substantially all of the motion picture-related data assets of Paul Kagan Associates, Inc., including the PKBaseline.com web site, several publications, including the MOTION PICTURE INVESTOR newsletter, and a consumer oriented movie web site. The aggregate purchase price paid for the Baseline assets consisted of 492,611 shares of common stock valued at $17.81 per share and warrants to purchase an aggregate of 54,735 shares of common stock at an exercise price of $18.27 per share valued at $543,588. The shares of common stock issued in the transaction can not be transferred by the holders for a period of 24 months following the closing of the transaction. The Company plans to combine and promote these assets under the Hollywood.com brand.

The acquisitions of CinemaSource, hollywood.com and Baseline II were accounted for under the purchase method of accounting and, accordingly, the operating results of CinemaSource, hollywood.com and Baseline have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase prices over the fair value of net assets acquired of $48.9 million is being amortized over 10 years.

The purchase price of CinemaSource, hollywood.com and Baseline was allocated to assets and liabilities acquired as follows:

      Tangible assets                     $  2,729,844
      Intangible assets                      4,567,513
      Goodwill                              48,932,777
      Liabilities assumed                     (586,877)
                                          ------------
      Total purchase price                  55,643,257

      Less value of common stock
      and warrents issued                  (46,290,190)
      Less value of note issued             (1,928,138)
                                          ------------
                              Subtotal       7,424,929

      Paid in cash - purchase price          6,534,190
      Paid in cash - acquisition costs         890,739
                                          ------------

      Total cash paid                     $  7,424,929
                                          ============

The following are unaudited pro forma combined results of operations of the Company, hollywood.com, CinemaSource and Baseline for the years ended December 31, 1999 and 1998, as if the acquisitions of hollywood.com, CinemaSource and Baseline had occurred at the beginning of each period:

                                                 YEAR ENDED DECEMBER 31,
                                             -----------------------------
                                                     1999             1998
                                             ------------   --------------

       Net Revenues                          $ 12,414,800   $ 13,994,091
                                             ============   ==============

       Net Loss                              $(31,940,638)  $(20,316,273)
                                             ============   ==============

       Pro Forma Diluted Loss  Per Share     $      (2.34)  $      (1.90)
                                             ============   ==============

       Weighted Average Shares Outstanding     13,676,443       10,685,528
                                             ============   ==============

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

         On January 6, 2000 the Company completed the acquisition of Broadway.com. The purchase price consisted of $1.0 million in cash and 35,294 in common stock valued at $17 per share. The common stock was issued in December 1999, prior to closing, and delivered in anticipation of a January 2000 closing. The purchase closed in January 2000 and $600,000 is reflected in the accompanying Balance Sheet as an other long-term asset as of December 31, 1999. Costs incurred amounted to $2,856 were charged to additional paid in capital.

(4)      FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

(5)      RECENTLY ISSUED ACCOUNTING STANDARDS:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", in 1998. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Adoption of this standard did not impact the Company's consolidated financial statements. For all periods presented, there were no differences between reported net income and comprehensive income.

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in 1998. This Statement establishes standards for reporting of selected information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosure regarding the Company's business segments is contained in Note 17.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 although earlier adoption is allowed. We have not yet quantified the impacts of adopting SFAS No. 133 and have not determined when we will adopt SFAS No. 133. However, as we do not presently have derivative instruments, we do not expect SFAS No. 133 to have a material impact on us.

In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Based on our initial review, we believe our revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.

(6)  FRANCHISE FEE RECEIVABLE AND INCOME:

The Company entered into an amended franchise agreement in 1997, pursuant to which a franchisee obtained the exclusive rights to open traditional brick and mortar in-line studio stores in the Phoenix, Arizona market area in exchange for a $350,000 territorial exclusivity fee, which was paid during the first quarter of 1998. Net revenues for 1998 include $350,000 of franchise fee income. In order for the franchisee to maintain its territorial rights, the agreement requires the franchisee to open one store by December 31, 1999 and one store each year thereafter. The Company had the option to reacquire the rights to the Phoenix, Arizona market, provided no such franchised units had already opened, by issuing the franchisee 100,000 unregistered shares of the Company's common stock. The Company exercised its option under the contract to reacquire the rights to the Arizona market. The Company issued 100,000 shares of the Company's common stock in January, 2000. The value of this stock, $1,650,000, has been accrued for and is reflected in the accompanying December 31, 1999 consolidated balance sheet as accrued reserve for closed stores.

(7)  PROPERTY AND EQUIPMENT, NET:
--------------------------------

Property and equipment (excluding equipment under capital leases) consists of:

                                                   DECEMBER 31
                                            --------------------------
                                                1999           1998
                                            -----------    -----------
      Furniture and fixtures                $   467,590    $   186,460
      Retail fixtures                              --          185,070
      Equipment                               1,942,898        217,835
      Leasehold improvements                      6,940        895,883
                                            -----------    -----------
                                              2,417,428      1,485,248
      Less:  Accumulated depreciation and
                    amortization               (712,755)      (627,453)
                                            -----------    -----------
                                            $ 1,704,673    $   857,795
                                            ===========    ===========

Equipment under capital leases consists of:

                                                  December 31,
                                          --------------------------
                                              1999           1998
                                          -----------    -----------
        Equipment                         $   260,350    $ 2,329,147
        Retail fixtures                          --        1,116,822
                                          -----------    -----------
                                              260,350      3,445,969
        Less:  Accumulated depreciation       (87,064)    (1,158,563)
                                          -----------    -----------
                                          $   173,286    $ 2,287,406
                                          ===========    ===========

Depreciation and amortization expense on property and equipment was $1,486,458, $1,076,983 and $831,623 for the years ended December 31, 1999, 1998 and 1997, respectively.

(8)  CAPITAL LEASE OBLIGATIONS:

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1999 are as follows:

         2000                                                    $798,625
         2001                                                     573,969
         2002                                                     493,842
         2003                                                      91,895
         2004                                                       1,704
                                                                ---------
         Minimum lease payments                                 1,960,035
         Less amount representing interest                       (403,807)
                                                                ---------
         Present value of net minimum lease payments            1,556,228
         Less current portion                                    (561,015)
                                                                ---------
         Noncurrent portion                                      $995,213
                                                                =========

In May 1998, the Company entered into a sale and leaseback transaction (the "1998 Sale-Leaseback") for 17 additional kiosks. The terms of the 1998 Sale-Leaseback were an aggregate sales price of $600,674, which approximated 75% of the original invoice cost of the units, a 42-month lease term, monthly payments of approximately $18,300, and a $1 buy-out at the end of the lease term. The net proceeds to the Company after all transaction costs were $582,640. As additional consideration for the 1998 Sale-Leaseback, the Company issued to the lessor five-year warrants to purchase 5,203 shares of common stock at an exercise price of $5.775 per share. These sale-leaseback transactions do not include the underlying mall leases for the sites of the Company's kiosks, with respect to which the Company remains liable. As collateral security for these leases, the Company issued an aggregate of 433,061 shares of its common stock which were placed in escrow (the "Escrow Shares"). The escrow agent continues to hold 362,466 of the Escrow Shares and the remaining 38,595 Escrow Shares have been returned to the Company and cancelled. In December 1999 32,000 shares were issued in order to satisfy the outstanding loan obligation.

(9)  DEBT:

On May 20, 1999, the Company delivered a $1,928,138 one-year unsecured promissory note of the Company payable to Times Mirror as partial consideration for the acquisition of hollywood.com, Inc. The promissory note has a maturity date of May 20, 2000 (at which time the aggregate principal balance thereof must be repaid in full) and bears interest at the prime rate in effect from time to time of Citibank, N.A. plus 1% (10% at March 24, 2000). Interest is due quarterly in arrears beginning June 30, 1999 with the final payment due at maturity. The promissory note may be prepaid in whole or in part at any time without payment of any premiums or penalty.

The Company's Chairman and Chief Executive Officer and the Company's Vice Chairman and President have extended a $1.1 million unsecured line of credit facility to the Company. The line of credit bears interest at the JP Morgan Bank prime rate of interest, is prepayable at any time without penalty by the Company, and is payable on demand of the holders. This line of credit was cancelled in connection with CBS Corporation's exercise of warrants in the amount of $5.5 million during March, 2000 (See Note 18). The outstanding balance under this line of credit was $100,000 and $0 at December 31, 1998 and 1999, respectively. Interest expense on this line of credit amounted to $55,366 and $2,049 for 1998 and 1999 respectively.

In August 1997, the Company issued a $650,000 4% convertible debenture to a single institutional investor. The debenture was convertible by the holder into shares of the Company's common stock. During 1998, the debenture holder converted the entire $650,000 debenture plus accrued interest into a total of 173,568 shares of common stock. In conjunction with issuance of the debenture, the buyer received warrants to buy 32,499 shares of common stock at exercise prices ranging from $6.00 to $6.53 per share. The warrants expire March 2, 2003. The Company recorded the convertible debenture net of a discount of $215,500 attributable to the intrinsic value of the nondetachable conversion feature. The discount was amortized as interest expense from the date of issuance through April 1998. Interest expense related to this discount was $107,750 in 1998.

In December 1997, the Company established a $5 million credit facility with BankBoston, which the Company used to finance the cost of inventories for its retail operations. The primary obligor on the credit facility was the Company's wholly owned subsidiary that constituted the mall-based component of the Company's retail division, and the Company is guarantor. BankBoston received five-year warrants to buy 30,000 shares of the Company's common stock at an exercise price of $9.68 per share. On May 18, 1999 the warrants were exercised and BankBoston received 16,446 shares of the Company's common stock in accordance with the cashless exercise provision of the contracts. As of December 31, 1998, the Company's outstanding balance on the line of credit was $758,917, essentially utilizing the then available borrowing base. During 1999 the credit facility was terminated and all amounts have been paid in full.

(10)  OFFERINGS OF SECURITIES:
-----------------------------

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

On June 30, 1998, the Company entered into a private equity line of credit agreement with two accredited investors and on January 7, 1999, this agreement was amended to increase the number of shares that could be issued under the equity line of credit. Pursuant to this agreement, as amended, these investors issued irrevocable commitments to purchase 433,334 shares of common stock of the Company over a one-year period. In conjunction with establishment of the equity line of credit, the Company issued three-year warrants to these investors to purchase 45,000 shares of the Company's common stock for an average price of $2.89 per share. The exercise price of the warrants for 20,000 of the shares is subject to reduction depending on the number of initial shares of the Company's common stock that the investors still own six months subsequent to their initial purchase. On June 30, 1998, these investors purchased an initial 100,000 shares of the Company's common stock at the market price of $5.00 per share. On November 24, 1998, the Company sold an additional 77,042 shares of common stock to these investors for $6.49 per share. Gross proceeds of $1,000,000 from the sale of these securities were received during 1998. Costs related to establishment of the equity line of credit and for the issuance of the securities pursuant to this line of credit totaling $99,855 were charged to additional paid-in capital. In addition, the Company issued 28,000 shares of common stock to the placement agent as part of this transaction. During 1999, these investors purchased an additional 256,292 shares of the Company's common stock, for net proceeds of $2,468,659.

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

In September and November 1998, the Company sold 250 shares of its 7% Series D Convertible Preferred Stock (the "Series D Preferred Stock") to two accredited investors. The Company realized gross proceeds of $2,500,000 from these private placements, less expenses and placement fees of $281,917. In connection with this transaction, the Company also issued two five-year warrants to each investor. The two warrants entitle the investors to purchase the number of shares of common stock equal to the aggregate purchase price of shares of Series D Preferred Stock acquired divided by the closing price of the common stock on the trading date immediately before the date of purchase, multiplied by 20% and 30%, respectively, at exercise prices equal to 150% and 125%, respectively, of such closing price, subject to certain adjustments. The value of the warrants on the dates of issuance of $414,372, less expenses of $33,730, has been deducted from the stated value of the Series D Preferred Stock and is reflected as warrants outstanding. Commissions and cost of issuance have been prorated between the Series D Preferred Stock and the warrants. The stock purchase agreement also provides for the potential issuance of adjustment shares of the Company's common stock to the holders of the Series D Preferred Stock under certain limited conditions. During 1999 the holders of Series D Preferred stock converted all of the outstanding shares into 679,859 shares of common stock.

In November 1998, the Company sold 50 shares of its 7% Series D-2 Convertible Preferred Stock (the "Series D-2 Preferred Stock") to an accredited investor. The Company realized gross proceeds of $500,000 from this private placement, less expenses and placement fees of $68,239. In connection with this transaction, the Company also issued two five-year warrants to the investor. The warrants entitle the investor to purchase 25,000 shares of the Company's common stock for $5.175 per share and 16,667 shares for $6.26 per share, both of which were above market exercise prices at the time the warrants were issued. The value of the warrants on the date of issuance of $116,941 has been deducted from the stated value of the Series D-2 Preferred Stock and is reflected as warrants outstanding. During 1999 the holders of Series D-2 Preferred Stock converted all of the outstanding shares into 100,000 shares of the Company's common stock.

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

On August 31, 1999, the Company acquired substantially all of the motion picture-related assets of Paul Kagan Associates, Inc. for 492,611 shares of common stock valued at $17.81 per share. The Company also issued to Paul Kagan 163,185 shares of common stock for an aggregate purchase price of $2.5 million.

In October 1999 the Company issued 135,000 shares of stock to AOL Latin America S.L. plus a ten-year warrant to purchase 100,000 shares of common stock at an exercise price of $21.42 in exchange for a 4 year Interactive Services agreement pursuant to which the Company or its subsidiaries will produce versions of the web sites Hollywood.com and shopping.hollywood.com in Portuguese and Spanish to be distributed and promoted on AOL proprietary and web services to be launched initially in Brazil, Mexico and Argentina. This contract is valued at $3,374,360 and is being amortized over the term of the contract. Amortization of $140,598 is include as general and administrative expenses for 1999.

In December 1999 the Company issued 35,294 shares of stock to Broadway Technologies Group, Inc. to acquire Broadway.com. The stock is valued at $600,000. This transaction closed in January 2000. The stock was held by legal counsel prior to closing.

(11)  STOCK OPTION PLANS:
------------------------

       1993 STOCK OPTION PLAN

Under the Company's 1993 Stock Option Plan (the "1993 Plan"), 3,000,000 shares of the Company's common stock are reserved for issuance upon exercise of options. In addition, the 1993 Plan provides that the number of shares reserved for issuance thereunder will automatically be increased on the first day of each fiscal quarter of the Company so that such number equals 12.5% of the Company's outstanding common stock. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of the Company's Board of Directors (the "Committee") administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible consultants, employees and officers of the Company.

The 1993 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Options are granted under the 1993 Plan on such terms and at such prices as determined by the Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant, or after the expiration of 10 years from the date of grant. Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorizes the Company to make loans to employees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the rate of interest payable by the Company to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. No such loans were made in either 1999 or 1998.

       DIRECTORS STOCK OPTION PLAN

The Company has established the Directors Stock Option Plan for directors, which provides for automatic grants to each director of options to purchase shares of the Company's common stock having a market value at the time of grant equal to $25,000 (i) upon a person's election as a director and (ii) each year thereafter upon such person's reelection as a director of the Company, in both instances at an exercise price equal to the fair market value of the common stock on the date of the grant. A total of 150,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Stock Option Plan. Options granted under the Directors Stock Option Plan become exercisable in full six months after the date of grant and expire five years after the date of grant. The Board of Directors, at its discretion, may cancel all options granted under the Directors Stock Option Plan that remain unexercised on the date of consummation of certain corporate transactions described in the Directors Stock Option Plan.

A summary of stock option and warrant transactions for the years ended December 31, 1999 and 1998 is as follows:

                                                Stock Options                  Warrants
                                          --------------------------  ----------------------------
                                                        Weighted                       Weighted
                                                        Average                        Average
                                          Shares     Exercise Price      Shares     Exercise Price
                                          -------    --------------     -------     --------------
OUTSTANDING AT DECEMBER 31, 1997          954,341      $   6.34         790,242       $    7.76
                                          -------      --------         -------       ---------

Granted                                   138,780          5.55         760,148            5.05

Exercised                                 (14,954)         5.81        (205,500)           3.43

Cancelled                                 (98,849)         6.52        (120,000)          13.20
                                          -------      --------         -------       ---------

OUTSTANDING AT DECEMBER 31, 1998          979,318      $   6.17       1,224,890       $    5.99
                                          =======      ========       =========       =========
Granted                                 2,326,157         16.65         687,398           16.1
Exercised                                (184,696)         6.91        (724,088)           5.67
Cancelled                                (223,498)        11.90         (13,554)           9.68
Expired                                  (30,000)         13.2               --              --
                                        ---------      --------      ----------       ---------
OUTSTANDING AT DECEMBER 31, 1999        2,867,281      $  14.10      $1,174,646       $   12.06
                                        =========      ========      ==========       =========


At December 31, 1999, a total of 1,200,248 and 71,406 options were available for future grant under the 1993 Plan and Directors Stock Option Plan, respectively. Additionally, at December 31, 1999, 1,162,540 stock options and 637,211 warrants were exercisable. As of the date of this report, options and warrants to purchase 908,784, shares of the Company's common stock have been exercised during 1999, for which the Company has received aggregate proceeds of $4.9 million.

The weighted average fair value of options and warrants granted in 1999 and 1998 was $16.80 and $1.76 per share, respectively.

The exercise prices of some options differ from the market price of the stock on the grant date. The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date:

                                                     1999             1998
                                                     ----             ----

Exercise Price Equals Market Price
    Weighted average exercise price                 $17.28           $ 5.66
    Weighted average fair value                     $17.28             2.40

Exercise Price Exceeds Market Price
    Weighted average exercise price                  17.48             5.26
    Weighted average fair value                      16.96             1.44

Exercise Price is Less Than Market Price
    Weighted average exercise price                  15.62             4.06
    Weighted average fair value                      18.18             2.84

The following table summarizes information about stock options and warrants outstanding at December 31, 1999:

               OPTIONS AND WARRANTS OUTSTANDING                            EXERCISABLE
     -------------------------------------------------------        --------------------------
                                     Weighted
                                     Average        Weighted                          Weighted
     Range of                       Remaining       Average                            Average
     Exercise         Number       Contractual      Exercise           Number         Exercise
      Price        Outstanding     Life (Years)       Price         Exercisable         Price
   ------------    -----------     ------------     --------        -----------       --------
      $     .01         35,292         5.77         $  .01              35,292        $  .01
   3.12 -  5.99        540,754         3.88           5.1              383,254          5.13
   6.00 -  7.99        536,541         2.32           6.65             470,604          6.49
   8.00 - 14.75        844,821         4.54          11.17             275,929          8.63
  14.76 - 17.75      1,183,937         4.57          17.01              30,526         17.22
  17.76 - 22.00        900,582         4.53          20.86             604,147         21.14
                     ---------                                       ---------
                     4,041,927         4.28          13.53           1,799,752         11.5

Had compensation cost for the 1993 Plan and the Directors Stock Option Plan been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have increased to the following pro forma amounts:

                                                     1999               1998
                                                     ----               ----
Net loss                       As Reported      $(24,657,024)      $(10,658,089)
                                 Pro Forma       (29,001,525)       (10,989,891)

Basic and diluted              As Reported             (2.01)             (1.47)
loss per share                   Pro Forma             (2.36)             (1.51)

The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following weighted average assumptions used for grants in 1999 and 1998: risk free interest rate of 6.65% and 4.9%, respectively; expected lives of 2 years for two year options, 3 years for four year options and 4 years for five and ten year options; and expected volatility ranging from 70.7% to 129.94% in 1999 and 36.3% to 70.7% in 1998.

In 1999 and 1998, the Company recorded an expense of $356,106 and $54,189, respectively, related to stock options granted on various dates to non-employees of the Company. An additional $19,398 was capitalized as debt issuance costs representing the value of 11,201 warrants issued to the lessor and the leasing broker in connection with the 1998 Sale/Leaseback (see Note 8).

(12)  RESERVE FOR CLOSED STORES:
-------------------------------

The Company aggressively pursued closure of its retail kiosk locations during 1998. Fifteen of the 29 mall leases were terminated at the expiration of the lease, or at the mutual consent of the Company and lessor, at no additional cost to the Company. In December 1999 the Company closed its six remaining retail stores and recorded a reserve for closed stores of $4,551,094 and $1,121,028 at December 31, 1999 and 1998 respectively. The remaining carrying value of the fixed assets and other assets related to retail operations were written off to reserve for closed stores. The Company established an inventory reserve of $247,940 in 1999; this amount is included in cost of sales. A liability was recorded for estimated cost of early lease terminations of $800,000 and $467,554 at December 31, 1999 and 1998 respectively. The Company made a decision in December 1999 to close its retail operations.

(13)  INCOME TAXES:
------------------

The Company is in a loss position for both financial and tax reporting purposes. The Company follows SFAS No. 109, "Accounting for Income Taxes" which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is "more likely than not". The primary item giving rise to such deferred tax asset is a loss carryforward of approximately $51,344,492 as a result of the operating losses incurred for the period from inception (January 22, 1993) to December 31, 1999. However, due to the uncertainty of the Company's ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to the Company's ability to utilize its loss carryforwards subject to the "ownership change" provisions of Section 382 of the U.S. Internal Revenue Code, the Company had established a valuation allowance for the full amount of the deferred tax asset in 1996. During 1997, based primarily on taxable income that was expected to be generated upon consummation of the Huge Entertainment transaction, the Company decreased the valuation allowance by $1,407,600. The Company has re-established the valuation allowance to the full amount of the deferred tax asset in 1998 and 1999 because the Company is not certain that the deferred tax assets will be utilized in the future.

The loss carryforwards expire as follows:

                              2009             $    528,000
                              2010                5,065,000
                              2011                7,990,000
                              2012                6,211,000
                              2013                4,456,000
                              2014               10,618,000
                              2015               16,476,492
                                               ------------
                                               $ 51,344,492
                                               ============

(14)   NETCO PARTNERS:

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

NetCo Partners has signed several significant licensing agreements for TOM CLANCY'S NETFORCE. These agreements include two book licensing agreements for North American rights to a series of adult and young adult books with the Berkley Publishing Group, an audio book agreement with Random House Audio Publishing, and licensing agreements with various foreign publishers for rights to publish TOM CLANCY'S NETFORCE books in eight different languages. These contracts typically provide for payment of non-refundable advances to NetCo Partners upon achievement of specific milestones, and for additional royalties based on sales of the various products at levels in excess of the levels implicit in the non-refundable advances. NetCo Partners recognizes revenue pursuant to these contracts when the earnings process has been completed based on performance of all services and delivery of completed manuscript.

The Company records its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings of NetCo Partners. Since NetCo Partners is a partnership, any income tax payable is passed through to the partners. The revenues, gross profit and net income of NetCo Partners for the fiscal years ended December 31, 1999 and 1998 are presented below:

                                   1999              1998            1997
                                   ----              ----            ----

        Revenues               $3,028,748        $2,685,928       $6,551,470
        Gross Profit           $2,474,026        $2,052,907       $5,477,625
        Net Income             $2,376,284        $1,755,098       $5,404,100

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

As of December 31, 1999, NetCo Partners has $1,866,348 in accounts receivable. Management of NetCo Partners believes that the receivables will be collected in full and no reserves have been established.

NetCo Partners' deferred revenues, consisting of advances received but not yet recognized as income, amounted to $1,614,532 as of December 31, 1999.

As of December 31, 1999, the Company has received cumulative profit distributions from NetCo Partners since its formation totaling $3,484,064, in addition to reimbursement of substantially all amounts advanced by the Company to fund the operations of NetCo Partners.

 (15)  COMMITMENTS AND CONTINGENCIES:

       OPERATING LEASES-

The Company conducts its operations in various leased facilities, including retail locations, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses, including, in some instances, contingent rentals based on sales. Lease terms expire at various dates through the year 2008. Also, certain equipment used in the Company's operations is leased under operating leases. Operating lease commitments at December 31, 1999 are as follows:

                          2000                               $  1,286,440
                          2001                                  1,158,749

                          2002                                    965,697
                          2003                                    430,567
                          2004                                    420,374
                          Thereafter                            1,342,533
                                                            --------------
                                   Total                    $   5,604,360
                                                            ==============

The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms. Several leases for the Company's retail mall locations contain clauses permitting and/or requiring the Company to terminate the leases at earlier specified dates without penalty in the event certain predetermined sales levels are not met. In addition, the Company is currently negotiating the early termination of various operating leases with an aggregate total commitment of approximately $2,757,000 included above. The Company expects to negotiate termination and release from these leases for approximately $800,000, which has been accrued at December 31, 1999 as part of the reserve for closed stores and lease termination costs. Rent expense, including equipment rentals, was $1,405,620, $1,804,734 and $1,694,381 during 1999, 1998 and 1997, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

         Tax Loan - As part of the Asset Purchase Agreement between the Company and CinemaSource, the Company has agreed to make a loan to the shareholder of CinemaSource to pay the taxes due on the portion of the purchase price paid in the form of common stock (not to exceed 24% of the value of the shares at the time of closing).

       EMPLOYMENT AGREEMENTS-

EMPLOYMENT AGREEMENTS-
---------------------

Effective July 1, 1998, the Company extended its employment agreements with each of Mitchell Rubenstein, to serve as Chairman of the Board and Chief Executive Officer, and Laurie Silvers, to serve as Vice Chairman of the Board and President for an additional five-year term. Mitchell Rubenstein and Laurie Silvers are also shareholders in the Company. The terms of each of the employment agreements will automatically be extended for successive one-year terms unless the Company or the executive gives written notice to the other at least 90 days prior to the then scheduled expiration date. Each of the employment agreements provides for an annual salary currently set at $239,000 (subject to cost- of-living increases), an annual bonus of an amount determined by the Board of Directors (but not less than $25,000), and an automobile allowance of $650 per month. Each employment agreement generally provides that the executive will continue to receive his or her salary until the expiration of the terms of the employment agreements if the executive's employment is terminated by the Company for any reason other than death, disability or cause (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the executive's disability, and that the executive's estate will receive a lump-sum payment equal to one year's base salary plus a pro rata portion of any bonus to which the executive is entitled upon termination of the employment agreement by reason of the executive's death. A termination by the Company of the employment of one of the executives will constitute a termination without cause of the other executive for purposes of the employment agreements. Each employment agreement also prohibits the executive from directly or indirectly competing with the Company for one year after termination of the employment agreement for any reason except the Company's termination of the executive's employment without cause. If a Change of Control (as defined in the employment agreements) occurs, the employment agreements provide for the continued employment of the executives until the earlier of two years following the Change of Control or the then scheduled expiration date of the term of employment. In addition, following a

Change of Control, if the executive's employment is terminated by the Company other than for cause or by reason of the executive's death or disability, or by the executive for certain specified reasons (such as a reduction of the executive's compensation or diminution of the executive's duties), the executive will receive a lump-sum cash payment equal to three times the executive's then existing base salary and most recent annual bonus. Mitchell Rubenstein and Laurie Silvers each received compensation for the years ended December 31, 1999, 1998 and 1997 of $270,562, $303,365 and $218,017, respectively, which is included in salaries and benefits in the accompanying consolidated statements of operations. The increase in compensation in 1998 from that in 1997 is primarily because both Mitchell Rubenstein and Laurie Silvers waived a portion of the salary payable to them pursuant to the terms of their employment agreements during 1997 and such amounts were paid to them in 1998 in the form of a bonus.

         Effective May 31, 1999, the Company entered into a four-year employment agreement with W. Robert Shearer, the Company's Senior Vice President and General Counsel. The agreement provides for an annual base salary currently set at $120,000, increasing by 10% on May 31, 2000 and on each one-year anniversary of such date, and a minimum annual bonus of $25,000. The agreement also provides for the issuance of 75,000 options to purchase common stock of the Company upon the effective date of the agreement and the issuance of at least 50,000 options to purchase common stock of the Company on each one-year anniversary of the effective date. If the executive's employment is terminated without cause at any time during the term, the Company is required to pay to the executive an amount equal to the greater of (a) the aggregate base salary that the executive would have received for the remaining term of the agreement and (b) six months of executive's then current salary. The term "cause" is defined in the agreement as
(a) any act or omission of the executive that constitutes a willful and material breach of the agreement that is uncured at least 30 days' after notice thereof;
(b) fraud, embezzlement or misappropriation against the Company; or (c) conviction of any criminal act that is a felony.

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

The Company is also obligated to pay Greenberg a fee as the exclusive packager of all books based on the Company's intellectual properties. This packaging fee, which is typically equal to 25% of the revenues from the books, is paid for the procurement and delivery of all new text required by the publisher for the books. During 1999, the Company accrued $421,647 in packaging fees pursuant to this contract, of which $178,229 was paid and $243,148 remains payable at December 31, 1999.

         LITIGATION-

The Company is a party to various legal proceedings arising in the ordinary course of business, including litigation related to five separate leases that were terminated by the Company upon closing of its retail business. The Company does not expect any of these legal proceedings to have a material adverse impact on the Company's financial condition or results of operations.

(16)   SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In 1999, the Company recorded the conversion of $6,152,261 of Series A, B, C, D, D-2 Preferred Stock into 1,580,490 shares of common stock.

In 1999, non-cash dividends in its Series A, B, C, D, and D-2 Convertible Preferred Stock in the amount of $83,657 were recorded, of which $79,808 was paid through the issuance of 6,675 shares of common stock.

In 1999 the Company issued 2,500 shares of restricted stock valued at $46,250 as an incentive stock bonus to an officer.

In 1999, the Company entered into a services agreement whereby warrants and 135,000 shares of common stock valued at $3,374,360 were recorded. Other options issued for consulting services rendered were valued at $277,478.

In 1999, 1998 and 1997, the Company entered into capital lease transactions totaling $150,589, $309,829 and $966,475, respectively, for equipment.

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

(17)  SEGMENT REPORTING:

The Company has five reportable segments: Hollywood.com ad sales, business to business, e-commerce, retail and intellectual properties. The Hollywood.com advertising segment sells advertising on its web site, Hollywood.com. The business to business supplies movie showtimes and content and sells comprehensive movie information over the Internet. E-commerce sells entertainment related merchandise over the Internet. The retail segment operated retail studio stores and retail kiosks that sold entertainment-related merchandise. The intellectual properties segment owns or controls the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities, which it licenses across all media, including books, film and television, multimedia software, toys and other products.

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

                                        1999            1998           1997
                                    ------------    ------------   ------------

          REVENUES:
          Hollywood.com Ad Sales    $  3,950,931    $        -     $        -
          Business to Business         1,765,732             -              -
          E-Commerce                     924,098             -              -
          Retail                       1,576,482       8,789,497      7,971,769
          Intellectual Properties      1,888,868       2,337,019      2,319,678
                                    ------------    ------------   ------------
                                    $ 10,106,111    $ 11,126,516   $ 10,291,447
                                    ============    ============   ============

          GROSS PROFIT:
          Hollywood.com Ad Sales    $  3,514,991    $        -     $        -
          Business to Business         1,643,236             -              -
          E-Commerce                     246,589             -              -
          Retail                          65,950       3,993,375      3,820,668
          Intellectual Properties      1,062,513       1,145,758      1,022,790
                                    ------------    ------------   ------------
                                    $  6,533,279    $  5,139,133   $  4,843,458
                                    ============    ============   ============

          OPERATING LOSS:
          Hollywood.com Ad Sales    $ (7,095,248)   $        -     $        -
          Business to Business           104,257             -              -
          E-Commerce                  (2,313,526)            -              -
          Retail                      (7,628,166)   $ (6,302,280)  $ (3,035,388)
          Intellectual Properties     (7,978,763)     (2,702,817)    (3,465,775)
                                    ------------    ------------   ------------
                                    $(24,911,446)   $ (9,005,097)  $ (6,501,163)
                                    ============    ============   ============

          CAPITAL EXPENDITURES:
          Hollywood.com Ad Sales    $    415,292    $        -     $        -
          Business to Business            56,540             -              -
          E-Commerce                      42,487             -              -
          Retail                             -           416,322      1,519,887
          Intellectual Properties            -            29,990         65,324
                                    ------------    ------------   ------------
                                    $    514,319    $    446,312   $  1,585,211
                                    ============    ============   ============

          DEPRECIATION EXPENSE:
          Hollywood.com Ad Sales    $    307,584    $        -     $        -
          Business to Business            29,804             -              -
          E-Commerce                      12,478             -              -
          Retail                         935,034         902,753        668,906
          Intellectual Properties        201,558         174,230        162,717
                                    ------------    ------------   ------------
                                    $  1,486,458    $  1,076,983   $    831,623
                                    ============    ============   ============

          INTEREST, NET:
          Hollywood.com Ad Sales    $        -      $        -     $        -
          Business to Business               996             -              -
          E-Commerce                         -               -              -
          Retail                         448,572         634,186        185,218
          Intellectual Properties        114,341         184,663        137,900
                                    ------------    ------------   ------------
                                    $    563,909    $    818,849   $    323,118
                                    ============    ============   ============

          SEGMENT ASSETS:
          Hollywood.com Ad Sales    $  6,061,188    $        -     $        -
          Business to Business           784,321             -              -
          E-Commerce                   1,146,905             -              -
          Retail                         404,086       5,334,664      7,122,240
          Intellectual Properties     54,086,325       3,235,157      5,517,681
                                    ------------    ------------   ------------
                                    $ 62,482,825    $  8,569,821   $ 12,639,921
                                    ============    ============   ============

 (18)  SUBSEQUENT EVENTS:

         On January 3, 2000 the Company signed an agreement with CBS Corporation providing for the issuance to CBS of 6,672,031 shares of our common stock for an aggregate purchase price of $105,303,030. $100,000,000 of the purchase price is payable by CBS in advertising, promotion and content over a seven-year term. During 1999, CBS provided $2.3 million in advertising to the Company. This was included in the accompanying balance sheet as accrued CBS non-cash advertising and in the accompanying statement of operations as selling and marketing expense. CBS will conduct the advertising and promotion across its full range of media properties, including the CBS television network, CBS owned and operated television stations, CBS cable networks, Infinity Broadcasting Corporation's radio stations and outdoor billboards, CBS Internet sites and CBS syndicated television and radio programs. To supplement the Company's internal sales efforts, the Company will have the right to require CBS to sell advertisements on the Hollywood.com web site generating advertising revenues of up to $1.5 million per year and will pay an 8% commission on any additional advertising revenues generated by CBS for the Company. The balance of the purchase price was paid in cash by CBS to the Company upon the closing of the transaction in January 2000. The Company issued in 2000 to CBS upon the closing of the transaction a Warrant to purchase an additional 1,178,892 shares of common stock for an aggregate exercise price of $10,937,002. Half of the warrant exercise price is payable in cash and half is payable in additional advertising and promotion during the 24-month period immediately following the exercise of the Warrant by CBS. CBS exercised the warrant on March 28, 2000. The Company received $5.5 million in proceeds on March 28, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

                      Name                                 Age                          Position
Mitchell Rubenstein (1)(2)..............................    46       Chairman  of the  Board  and  Chief  Executive
                                                                     Officer

Laurie S. Silvers (1)(3)................................    48       Vice  Chairman  of the  Board,  President  and
                                                                     Secretary

W. Robert Shearer ......................................    30       Senior Vice President and General Counsel

Dr. Martin H. Greenberg.................................    59       Director

Harry T. Hoffman (1)(2)(3)..............................    72       Director

Jules L. Plangere, Jr.(3)...............................    79       Director

Mitchell Semel .........................................    40       Director

Deborah J. Simon........................................    43       Director

Farid Suleman...........................................    48       Director

Thomas Unterman ........................................    54       Director

(1)      Member of the Executive Committee.
(2)      Member of the Compensation and Stock Option Committees.
(3)      Member of the Audit Committee.



         MITCHELL RUBENSTEIN is a founder of the Company and has served as its Chairman of the Board and Chief Executive Officer since its inception in January 1993. Mr. Rubenstein was a founder of the Sci-Fi Channel, a 24-hour national cable television network that was acquired by USA Network in March 1992. Mr. Rubenstein served as President of the Sci-Fi Channel from January 1989 to March 1992 and served as Co-Vice Chairman of the Sci-Fi Channel from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Mr. Rubenstein practiced law for 10 years, including as a partner with Rubenstein & Silvers, a law firm that specialized in entertainment, cable television and broadcasting law, from 1981 to 1989. Mr. Rubenstein also co-owned and served as an executive officer of several cable television systems (including Flagship Cable Partners, who owned a cable television system serving Boynton Beach and portions of Palm Beach County, Florida) from 1983 to 1989. Mr. Rubenstein received a J.D. degree from the University of Virginia School of Law in 1977 and a Masters in Tax Law from New York University School of Law in 1979. He currently serves on the NYU Tax Law Advisory Board and is a member of the Founders Society, New York University, as well as a member of the University of Virginia School of Law Business Advisory Council. Together with Ms. Silvers, Mr. Rubenstein was named Co-Business Person of the Year, City of Boca Raton, Florida in 1992. Mr. Rubenstein is married to Laurie S. Silvers.

         LAURIE S. SILVERS is a founder of the Company and has served as its Vice Chairman, President and Secretary since its inception in January 1993. Ms. Silvers was a founder of the Sci-Fi Channel, of which she served as Chief Executive Officer from January 1989 to March 1992 and Co-Vice Chairman from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Ms. Silvers practiced law for 10 years, including as a partner with Rubenstein & Silvers, a law firm that specialized in entertainment, cable television and broadcasting law, from 1981 to 1989. Ms. Silvers also co-owned and served as an executive officer of several cable television systems (including Flagship Cable Partners, which owned a cable television system serving Boynton Beach and portions of Palm Beach County, Florida) from 1983 to 1989 and co-owned a television station from 1990 to 1991. Ms. Silvers received a J.D. degree from University of Miami School of Law in 1977. Ms. Silvers served on the Board of Directors of the Pine Crest Preparatory School, Inc. from 1993 to 1999. She has been a member of the Pine Crest Preparatory School, Inc. Board of Advisors (Boca Raton Campus) since 1987, and served as its Chairman from 1995-1997. Ms. Silvers has served as a member of the executive advisory board of the School of Business of Florida Atlantic University, and has been a member of the Economic Council of Palm Beach since 1995. Together with Mr. Rubenstein, Ms. Silvers was named Co-Business Person of the Year, City of Boca Raton, Florida in 1992 and has been a keynote speaker at various business symposia, including one held at Harvard Business School. Ms. Silvers is married to Mitchell Rubenstein.

         W. ROBERT SHEARER joined the Company as Senior Vice President and General Counsel in June 1999. From 1994 to May 1999 Mr. Shearer practiced law with Weil, Gotshal & Manges LLP with an emphasis on mergers and acquisitions and securities law. Mr. Shearer received a Bachelor of Business Administration degree from the University of Texas in 1991 with high honors and a J.D. degree from the University of Houston Law Center in 1994, MAGNA CUM LAUDE. Mr. Shearer served as the Editor in Chief of the University of Houston Law Review during 1993 and 1994.

         DR. MARTIN H. GREENBERG has served as a director of the Company since July 1993, and as a consultant to the Company since February 1993. Since December 1994, Dr. Greenberg has served as Chief Executive Officer of Tekno Books, 51% of which is owned by the Company and 49% of which is owned by Dr. Greenberg. Dr. Greenberg was President and a principal shareholder of Tomorrow, Inc., a company engaged in book licensing and packaging, from 1990 until its acquisition by the Company in 1994. Dr. Greenberg is also co-publisher of MYSTERY SCENE MAGAZINE, a mystery genre trade journal of which the Company owns a majority interest. Dr. Greenberg is widely regarded as the leading anthologist in trade publishing, and has served as editor or author of more than 700 books in various genres, including science fiction, fantasy, mystery and adventure. Dr. Greenberg also is the 1995 recipient of the Ellery Queen Award, presented by the Mystery Writers of America for Lifetime Achievement. Dr. Greenberg is a former Director of Graduate Studies at the University of Wisconsin - Green Bay.

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

         MITCHELL SEMEL has served as a director of the Company since December 1999. Mr Semel has served as Senior Vice President, Programming, East Coast for CBS Entertainment since April 1996, where he has been involved in the production of the Late Show with David Letterman, the Late Late Show with Tom Snyder and the Late Late Show with Craig Kilborn. From 1994 to 1996 he worked with NBC Productions, Inc. as a consulting producer and as an executive producer for various shows. Mr. Semel was Senior Vice President, Programming, Comedy Central, New York from 1992 to 1994, and from 1991 to 1992, he was Vice President, Programming, Public Broadcasting Service, Washington, D.C.

         DEBORAH J. SIMON has served as a director of the Company since November 1995. Ms. Simon has held the position of Senior Vice President of Simon Property Group, an Indianapolis-based real estate development and management firm that is listed on the New York Stock Exchange, since 1991. Prior to that, Ms. Simon served as Vice President -- Western Region Leasing of the Simon Property Group. She also has been an independent producer, with several television credits to her name. She currently serves on the Board of Directors of the Indianapolis Children's Museum, Indiana Repertory Theater, Indianapolis Museum of Art and Circle Centre's Youth Investment Fund.

         FARID SULEMAN has served as a director of the Company since December 1999. Mr Suleman has served as Executive Vice President, Chief Financial Officer, Treasurer and a director of Infinity Broadcasting Corporation since September 1998. He has also served as Senior Vice President and Chief Financial Officer of the CBS Station Group since June 1997 and Senior Vice President, Finance of CBS Corporation since August 1998. He has been Treasurer of CBS Corporation since May 1999. From January 1997 to June 1997, he served as Senior Vice President and Chief Financial Officer of CBS Radio. Prior to joining CBS Corporation, he was Vice President - Finance, Chief Financial Officer and a director of Infinity Broadcasting Corporation from 1986 until its acquisition by CBS Corporation in December 1996. Mr. Suleman has also been the Executive Vice President, Chief Financial Officer, Secretary and a director of Westwood One, Inc. since February 1994.

         THOMAS UNTERMAN has served as a director of the Company since December 1999. Mr. Unterman is the Managing Partner and CEO of the Rustic Canyon Group which is the general partner and manager of TMCT Ventures, a venture capital fund. Previously he was the Executive Vice President and Chief Financial Officer of The Times Mirror Company since January 1998; Senior Vice President and CFO since 1995 and Vice President and General Counsel since 1992. Prior to that time, he had been a partner at the law firm of Morrison & Foerster since 1986. Mr. Unterman is a director of Ticketmaster Online-CitySearch, Inc.

See "Certain Relationships and Related Transactions" for a description of the rights of each of CBS Corporation, The Times Mirror Company and Tekno Simon LLC to nominate individuals to serve as directors of the Company.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners for the year ended December 31, 1999 have been complied with.

ITEM 11. EXECUTIVE COMPENSATION.

         SUMMARY COMPENSATION TABLE. The following table sets forth the aggregate compensation paid in 1999, 1998 and 1997 to each of the executive officers of the Company.

                                                                                                      LONG-TERM
                                                                                                     COMPENSATION
                                                     ANNUAL COMPENSATION                                AWARDS
                                    --------------------------------------------------      ------------------------------
                                                                             OTHER           RESTRICTED          SHARES
                                                                             ANNUAL             STOCK           UNDERLYING
           NAME AND                            SALARY        BONUS        COMPENSATION          AWARDS           OPTIONS
      PRINCIPAL POSITION            YEAR         ($)          ($)             ($)                ($)               (#)
      ------------------            ----       -------       ------       ------------      -----------        -----------
Mitchell Rubenstein,                1999       237,763       25,000        7,800 (1)            -              450,000 (4)
Chief Executive Officer             1998       235,793       67,572        7,800 (1)        306,200 (2)          -
                                    1997       185,217       25,000        7,800 (1)            -               37,500 (4)

Laurie S. Silvers,                  1999       237,763       25,000        7,800 (1)            -              450,000 (4)
President                           1998       235,793       67,572        7,800 (1)        306,200 (2)          -
                                    1997       185,217       25,000        7,800 (1)            -               37,500 (4)

W. Robert Shearer                   1999        58,454       -             -                 46,250 (3)         87,500 (4)
Senior Vice President and
General Counsel (5)

----------

(1)  Represents a car allowance paid to the named executive officer.

(2) Represents the value on the issuance date of 100,000 shares of restricted common stock granted to the named executive officers, which vest equally over 36 months beginning July 1, 1998. The value of the 100,000 shares of restricted common stock as of December 31, 1998 was $1,400,000.

(3) Represents the value on the issuance date of 2,500 shares of common stock granted to Mr. Shearer. The value of the 2,500 shares of common stock as of December 31, 1999 was $47,500.

(4) Represents options granted under the Company's 1993 Stock Option Plan (the "1993 Plan").

(5)  Mr. Shearer joined the Company on May 31, 1999.

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

         If a Change of Control (as defined in the employment agreements) occurs, the employment agreements provide for the continued employment of the Named Executive Officers until the earlier of two years following the Change of Control or the then-scheduled expiration date of the term of employment. The term "Change of Control", as used in the employment agreements, is defined to mean (a) any person's or group's acquisition of 20% or more of the combined voting power of the Company's outstanding securities, or (b) in the event of any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, the persons who were directors of the Company prior to such transaction ceasing to constitute a majority of the Board of Directors following the transaction. In addition, following a Change in Control, if the Named Executive Officer's employment is terminated by the Company other than for Cause or by reason of the Named Executive Officer's death or disability, or by the Named Executive Officer for certain specified reasons (such as a reduction of the Named Executive Officer's compensation or diminution of the Named Executive Officer's duties), the Named Executive Officer will receive a lump sum cash payment equal to three times the Named Executive Officer's then-existing base salary and most recent annual bonus. Mitchell Rubenstein and Laurie S. Silvers agreed that the acquisition by CBS Corporation of a 30% equity interest in the Company did not constitute a change of control under the employment agreements.

         Effective May 31, 1999, the Company entered into a four-year employment agreement with W. Robert Shearer, the Company's Senior Vice President and General Counsel. The agreement provides for an annual base salary currently set at $120,000, increasing by 10% on May 31, 2000 and on each one-year anniversary of such date, and a minimum annual bonus of $25,000. The agreement also provides for the issuance of 75,000 options to purchase common stock of the Company upon the effective date of the agreement and the issuance of at least 50,000 options to purchase common stock of the Company on each one-year anniversary of the effective date. If the executive's employment is terminated without cause at any time during the term, the Company is required to pay to the executive an amount equal to the greater of (a) the aggregate base salary that the executive would have received for the remaining term of the agreement and (b) six months of executive's then current salary. The term "cause" is defined in the agreement as (a) any act or omission of the executive that constitutes a willful and material breach of the agreement that is uncured at least 30 days' after notice thereof; (b) fraud, embezzlement or misappropriation against the Company; or (c) conviction of any criminal act that is a felony.

         OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth certain information with respect to grants of stock options under the Company's 1993 Stock Option Plan to each of the named executive officers of the Company. In addition, there are shown hypothetical gains or "option spreads" that could be realized for the respective options, based on arbitrarily assumed rates of annual compound stock price appreciation of 0 percent, 5 percent, and 10 percent from the date the options were granted over the full option terms.

                                               OPTION GRANTS IN 1999

                                                   Individual Grants
                               -----------------------------------------------------------
                                            Percent                                        Potential Realizable Value at
                                Number of   Of Total     Exercise                          Assumed Annual Rates of Stock
                                 shares     Options         or       Market               Price Appreciation For Option
                               Underlying   Granted to     Base      Price                          Terms (2)
                                 Options    Employees      Price     on Date   Expiration -----------------------------------
                               Granted (1)  In 1999      Per Share   of Grant    Date        0%         5%           10%
                               -----------  ----------   ---------   --------  ----------  --------   ----------  -----------
   Mitchell Rubenstein
     Non-Statutory Stock         100,000        4.5%       $12.688   $19.000    5/27/09    $631,200   $2,143,327  $4,694,214
     Options
     Incentive Stock Options     200,000        9.0%       $21.090   $19.000    5/27/09        -       2,606,254   7,708,028
     Non-Statutory Stock
     Options                     150,000        6.7%       $16.500   $16.500    12/13/09       -       1,969,744   5,292,610

   Laurie S. Silvers
     Non-Statutory Stock
     Options                     100,000        4.5%       $12.688   $19.000    5/27/09    $631,200   $2,143,327  $4,694,214
     Incentive Stock Options     200,000        9.0%       $21.090   $19.000    5/27/09        -       2,606,254   7,708,028
     Non-Statutory Stock
     Options                     150,000        6.7%       $16.500   $16.500    12/13/09       -       1,969,744   5,292,610

   W. Robert Shearer
     Incentive Stock Options     37,500         1.7%       $14.375   $14.375    6/15/09        -       $429,016   $1,152,747
     Non-Statutory Stock
     Options                     37,500         1.7%       $12.125   $14.375    6/15/09    $84,375      513,391    1,237,122
     Incentive Stock Options     12,500         0.6%       $16.500   $16.500    12/13/09       -        164,145      441,051

(1) The grant of 200,000 options to each of Mr. Rubenstein and Ms. Silvers vested in full six months after the May 27, 1999 grant date. The grant of 100,000 options to each of Mr. Rubenstein and Ms. Silvers vests 25% per year over four years beginning on the May 27, 1999 grant date and shall vest in full upon the consummation by the Company of a public offering of its stock. All other options vest 25% per year over four years beginning on their respective grant dates.

(2) These amounts represent certain assumed rates of appreciation only. There can be no assurances that the amounts reflected will be achieved.

         STOCK OPTION EXERCISES DURING 1999 AND STOCK OPTIONS HELD AT END OF 1999. The following table indicates the total number of shares acquired on exercise of stock options during 1999 and the value realized therefrom, as well as the total number and value of exercisable and unexercisable stock options held by each executive officer as of December 31, 1999:



                                                                NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                              NUMBER OF                        UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS
                                SHARES                       OPTIONS AT FISCAL YEAR END                AT FISCAL YEAR END
                             ACQUIRED ON       VALUE         --------------------------                ------------------
           NAME                EXERCISE      REALIZED       EXERCISABLE      UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
           ----          ---------------   -------------    -----------      -------------       -----------     -------------
Mitchell Rubenstein               -                 $ -      385,000           250,000              $2,234,200      $1,006,200
Laurie S. Silvers                 -                 $ -      385,000           250,000               $2,234,200     $1,006,200
W. Robert Shearer                 -                 $ -         -               87,500               -               $462,500

         STOCK OPTION PLAN. Under the 1993 Plan, 3,000,000 shares of common stock are reserved for issuance upon exercise of options. In addition, the 1993 Plan provides that the number of shares reserved for issuance thereunder will automatically be increased on the first day of each fiscal quarter of the Company so that such number equals at least 12.5% of the Company's outstanding Common Stock. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of the Company's Board of Directors (the "Committee") administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible consultants and employees, including officers of the Company.

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

         As of March 15, 2000, options to purchase 2,617,914 shares of common stock were outstanding under the 1993 Plan and options to purchase 133,786 shares of common stock issued under the 1993 Plan had been exercised.

         LONG-TERM INCENTIVE AND PENSION PLANS. The Company does not have any other long-term incentive or pension plans.

         COMPENSATION OF DIRECTORS. Directors of the Company who are neither employees nor consultants ("non-employee directors") are compensated at the rate of $1,000 for each meeting of the Board of Directors attended, and all directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings. The Company has established for the non-employee directors the Director's Stock Option Plan (the "Directors Plan"), which provides for automatic grants to each non-employee director of options to purchase shares of common stock having a market value at the time of grant equal to $25,000 (i) upon a person's election as a director and (ii) each year thereafter upon such person's reelection as a director of the Company, in both instances at an exercise price equal to the fair market value of the common stock on the date of the grant. A total of 150,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Plan. Options to issue 78,594 shares of common stock have been issued under the Directors Plan. Options granted under the Directors Plan become exercisable six months after the date of grant and, except as otherwise approved by the Board, expire five years after the date of grant. The Board of Directors, in its discretion, may cancel all options granted under the Directors Plan that remain unexercised on the date of consummation of certain corporate transactions described in the Directors Plan. The Directors Plan will terminate in July 2003 unless sooner terminated under the provisions thereof. As of March 15, 2000, options to purchase shares of common stock have been issued to the Company's current directors under the Directors Plan as follows:


                                      NUMBER OF
                                   SHARES SUBJECT            EXERCISE                                EXPIRATION
      NAME OF DIRECTOR               TO OPTIONS                PRICE            GRANT DATE              DATE
      ----------------               ----------                -----            ----------              ----
Harry T. Hoffman                        3,125                      $8.00               11/1/93              11/1/03
                                        4,762                      $5.25               8/23/96              8/23/01
                                        4,107                      $5.13                3/2/98               3/2/03
                                        5,719                      $5.0625              7/2/98               7/2/03

                                        4,107                      $5.13                3/2/98               3/2/03
Jules L. Plangere, Jr.                  5,719                      $5.0625              7/2/98               7/2/03

                                        4,166                      $6.00               11/8/95              11/8/05
                                        4,762                      $5.25               8/23/96              8/23/01
                                        4,107                      $5.13                3/2/98               3/2/03
Deborah J. Simon                        5,719                      $5.0625              7/2/98               7/2/03


         See "Certain Relationships and Related Transactions -- Consulting Agreement with Dr. Martin H. Greenberg" for a description of the consulting agreement between the Company and Dr. Greenberg.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. All compensation decisions during 1999 were made by the Compensation Committee, which consisted of Mitchell Rubenstein and two independent directors, Harry T. Hoffman and Dr. Lawrence Gould.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 15, 2000 by (1) each person who owns more than 5% of the outstanding shares of the common stock, (2) each director of the Company, (3) each of the Named Executive Officers of the Company and (4) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that all beneficial owners named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

        NAME AND ADDRESS               NUMBER OF SHARES            PERCENT OF
     OF BENEFICIAL OWNER(1)           BENEFICIALLY OWNED              CLASS
     ----------------------           ------------------              -----
CBS Corporation (2)                          7,850,923                33.9%
The Times Mirror Company                     2,300,075                10.4%
Mitchell Rubenstein (3)                      2,291,411                10.1%
Larrie S. Silvers (3)                        2,291,411                10.1%
Dr. Martin H. Greenberg (4)                    351,397                 1.6%
Deborah J. Simon (5)                            36,919                *
Jules L. Plangere, Jr.(6)                      109,924                *
Harry T. Hoffman (7)                            19,313                *
Mitchell Semel                                       _                *
Farid Suleman                                        _                *
Thomas Unterman                                      _                *
W. Robert Shearer                                2,500                *
All directors and executive officers         2,811,464                12.3%
of the Company as a group (10 persons) (8)

----------
         Less than 1%

(1) Except as noted in this footnote, the address of each beneficial owner is in care of the Company, 2255 Glades Road, Suite 237 West, Boca Raton, Florida 33431. The business address of CBS Corporation is 51 West 52nd Street, 36th Floor, New York, NY 10019 and the business address of The Times Mirror Company is 230 West First Street, Los Angeles, California 90012.

(2) Includes 1,178,892 shares of common stock issuable under a currently exercisable warrant.

(3) Except for 100,000 shares owned individually by each of Mr. Rubenstein and Ms. Silvers, all of such shares are held by Mr. Rubenstein and Ms. Silvers jointly as tenants by the entireties. Includes an aggregate of 770,000 shares of common stock issuable pursuant to stock options granted to, and 15,000 shares of common stock issuable pursuant to warrants purchased by, Mr. Rubenstein and Ms. Silvers that are currently exercisable or exercisable within 60 days of the Record Date.

(4) Includes 91,667 shares of common stock owned by Dr. Greenberg's spouse, 39,552 shares of common stock issuable pursuant to currently exercisable stock options, and 15,221 shares of common stock issuable under currently exercisable warrants.

(5) Includes 18,754 shares of common stock issuable pursuant to options that are currently exercisable.

(6) Includes 21,590 shares of common stock issuable pursuant to options that are currently exercisable and 28,334 shares of common stock issuable under currently exercisable warrants.

(7) Represents 17,713 shares of common stock issuable pursuant to options that are currently exercisable and 400 shares of common stock issuable under a currently exercisable warrant.

(8) Includes 870,109 shares of common stock issuable pursuant to options that are currently exercisable and 58,955 shares of common stock issuable under currently exercisable warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


TRANSACTION WITH CBS CORPORATION

         We entered into a strategic, seven-year relationship with CBS Corporation in January 2000 that provides for extensive promotion of the Hollywood.com web site. In connection with our strategic relationship, CBS Corporation purchased 6,672,031 shares of our common stock, representing approximately 30% of our outstanding common stock, in exchange for $5,303,030 in cash and $100,000,000 of advertising, promotion, content and advertising sales support over a seven-year term pursuant to an Advertising and Promotion Agreement and a Content Agreement. We also issued to CBS Corporation a Warrant to purchase an additional 1,178,892 shares of our Common Stock for an aggregate exercise price of $10,937,002. Half of the warrant exercise price is payable in cash and half is payable in additional advertising and promotion under the Promotion Agreement and will be furnished to us during the 24-month period following the exercise of the Warrant. We also entered into an Investor's Rights Agreement, a Registration Rights Agreement and a Voting Agreement with CBS Corporation, which contain, among other things, transfer restrictions, standstill provisions, pre-emptive rights, registration rights and voting rights.

         ADVERTISING AND PROMOTION AGREEMENT. CBS Corporation has agreed to provide us an aggregate of $70 million in advertising and promotion of the HOLLYWOOD.COM web site over a seven-year term. In addition, we have the right to allocate up to $30 million in value deliverable under the Content Agreement to additional advertising and promotion under the Advertising and Promotion Agreement for a total of up to $100 million in advertising and promotion. CBS Corporation will conduct the advertising and promotion across its full range of media properties, including the CBS television network, CBS owned and operated television stations, CBS cable networks, Infinity Broadcasting Corporation's radio stations and outdoor billboards, CBS Internet sites and CBS syndicated television programs. The advertising and promotion will be provided pursuant to a media plan jointly developed by CBS Corporation and us, which will provide broad-based exposure for the HOLLYWOOD.COM web site, including prominent placements in conjunction with appropriate entertainment-related events and programming.

The value of all advertising and promotion furnished by CBS Corporation to us will be based on the average unit price paid to CBS Corporation by third parties for the particular media on which the advertising and promotion occurs.

         CBS Corporation has the right to terminate its obligation to deliver advertising and promotion under the Advertising and Promotion Agreement under a number of circumstances, including, among others, if the Hollywood.com web site contains, or links to, content that violates specified CBS license guidelines and we fail to remove such content or links, we violate the terms of our other agreements with CBS Corporation or if certain defined competitors of CBS Corporation acquire a significant equity stake in the Company.

         CONTENT LICENSE AGREEMENT. CBS Corporation has agreed to provide us an aggregate of $30 million in value over a seven-year term to be allocated in our discretion to the license of content, advertising sales or advertising and promotion. We will receive $4.3 million in value during each of the first six years of the term and $4.2 million in value during the last year of the term.

         LICENSE OF CONTENT. CBS Corporation granted to us a license to use, distribute and otherwise make available on the HOLLYWOOD.COM web site certain text, graphics, photographs, video, audio and other information owned by CBS Corporation and related to the movie business or any particular motion picture. In addition, subject to compliance by us with certain obligations, CBS Corporation has the right to archive the CBS content on the HOLLYWOOD.COM web site after expiration of the term of the Content License Agreement.

         ADVERTISING SALES. We have the right to require CBS Corporation to sell advertisements on the HOLLYWOOD.COM web site totaling gross advertising revenues of up to $1.5 million per year and CBS Corporation has agreed to include the HOLLYWOOD.COM web site in all advertising sales programs and presentations that are appropriate for the sale of advertising on the web site. We have agreed to pay to CBS Corporation a commission of 8% of gross advertising revenues generated by advertising sold by CBS Corporation on the HOLLYWOOD.COM web site in excess of the portion of the $1.5 million guaranteed amount selected by us each year.

         ADVERTISING AND PROMOTION. We have the right to allocate all or any portion of the $30 million in value to additional advertising and promotion of the HOLLYWOOD.COM web site to be furnished by CBS Corporation under the Advertising and Promotion Agreement.

         CBS has the right to terminate its obligations under the Content Agreement upon the occurrence of any of the events that permit it to terminate its obligations under the Advertising and Promotion Agreement.

         INVESTOR'S RIGHTS AGREEMENT. The Investor's Rights Agreement between the Company and CBS sets forth various rights and obligations of the Company and CBS related to CBS's ownership of the Company's common stock, including CBS's registration rights with respect to the common stock, the Company's right of first refusal with respect to transfers by CBS of the common stock, standstill provisions to which CBS is bound, and preemptive rights of CBS with respect to certain issuances of common stock and other securities by the Company.

         REGISTRATION RIGHTS. CBS has the right to initiate up to four registrations under the Securities Act of 1933 of the common stock that it acquired from the Company. The Investor's Rights Agreement contains various restrictions on the timing of such registrations. In addition, CBS has "piggyback" registration rights allowing it to include the shares of common stock that it acquires from the Company in registrations of the Company's common stock initiated by the Company or other shareholders. The Company will pay all expenses associated with any such registrations other than underwriters' fees or commissions relating to the sale of the common stock.

         TRANSFER RESTRICTIONS; RIGHT OF FIRST REFUSAL. CBS is not permitted to transfer any shares of the Company's common stock prior to January 3, 2001, except to certain affiliates of CBS. If CBS proposes to transfer any shares of common stock during the six year period following the first year, other than to certain affiliates or in a bona fide public distribution pursuant to an effective registration statement, the Company has the right to purchase the shares on the same terms on which CBS proposes to transfer them to a third party. The Company's right of first refusal will terminate (a) at such time as Mitchell Rubenstein, the Company's Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Company's Vice Chairman of the Board and President, have sold more than 60% of the common stock owned by them as of the closing of the transaction or (b) at any time after the second anniversary of the closing if CBS owns less than 15% of the Company's outstanding common stock (other than as a result of transfers by CBS of at least half of the common stock acquired by it from the Company).

         STANDSTILL PROVISIONS. For a period of seven years ending in January 2007, CBS agrees that, except as contemplated by the Investor's Rights Agreement, it will not, directly or indirectly, do any of the following:

     (1) acquire or propose to acquire any securities of the Company if, after giving effect thereto, CBS and its affiliates beneficially own in excess of 34.8% of the Company's outstanding common stock;

     (2) solicit proxies or become a participant in a solicitation of proxies or consents with respect to any securities of the Company or initiate or encourage the submission of any stockholder proposal or election contest with respect to the Company;

     (3) take any action for the purpose of convening a meeting of the shareholders of the Company or initiate any process to solicit or obtain consents of shareholders in lieu of a meeting;

     (4) except as may be required by applicable law, make any public announcement or disclosure in respect in respect of any plan, contract or arrangement relating to the acquisition of capital stock of the Company or a merger, sale of assets or other extraordinary corporate transaction relating to the Company;

     (5) deposit capital stock of the Company into a voting trust or subject capital stock of the Company to voting agreements, or grant a proxy or power-of-attorney with respect to any capital stock of the Company to any person not designated by the Company who is not an officer, director or employee of CBS or its affiliates;

     (6) form or in any participate in a group for the purpose of acquiring, holding, voting or disposing of securities of the Company; or

     (7) disclose publicly any intention or arrangement inconsistent with the foregoing or enter into any discussions or understandings with any third party with a view to encouraging any action prohibited with the foregoing.

         If the Company's board of directors approves or recommends to its shareholders for approval any transaction in which a party (other than Company's existing large shareholders) would acquire at least 50% of the Company's outstanding common stock, then the restrictions described above would not apply during the pendency of the transaction and would cease upon the consummation of the transaction.

         VOTING AGREEMENT. The Voting Agreement among the Company, CBS and certain shareholders of the Company contains agreements by such parties with respect to nominating individuals to serve on the Company's Board of Directors and the voting of the common stock owned by such parties in favor of such nominees. CBS has the right to nominate for election to the Company's Board of Directors a number of individuals equal to the product of CBS's percentage ownership of the Company's common stock and the total number of members of the Board of Directors (rounded down to the nearest whole number). In addition, as long as the Promotion Agreement and the Content Agreement remain in effect, CBS shall have the right to designate at least one nominee to the Board. In all elections for members of the Board, each of the shareholders that is a party to the Voting Agreement agrees to vote all shares beneficially owned by them in favor of the CBS designees. Each of The Times Mirror Company, Mitchell Rubenstein, Laurie S. Silvers, Martin H. Greenberg and Rosalind Greenberg are parties to the Voting Agreement. As of March 15, 2000, those shareholders beneficially owned approximately 11.7% of the Company's outstanding common stock. CBS's current nominees to the Board of Directors are Mitchell Semel and Farid Suleman.

         In all elections for members of the Board, CBS agrees to vote all shares of common stock owned by it, or over which it has voting control, in favor of (1) each individual nominated for election to the Board by the Company, and (2) each individual nominated for election to the Board by The Times Mirror Company pursuant to the Shareholder Agreement between the Company and The Times Mirror Company.

         CBS's right to nominate directors for election to the Board will terminate upon the acquisition by CBS of an equity interest in excess of 15% in any entity who owns, operates or controls a web site that is a competitor of the HOLLYWOOD.COM web site. The Voting Agreement contains a description of the type of web site that will constitute a competitor of the HOLLYWOOD.COM web site.

TRANSACTIONS WITH THE TIMES MIRROR COMPANY

         In May 1999 the Company completed the acquisition of hollywood.com, Inc. (formerly known as Hollywood Online Inc.) from The Times Mirror Company. The Company paid the purchase price for the acquisition by issuing to Times Mirror 2,300,075 shares of common stock and an unsecured promissory note for $1,928,138. The promissory note matures on May 20, 2000 and bears interest at the prime rate in effect from time to time of Citibank, N.A. plus 1%. Interest is due quarterly in arrears beginning June 30, 1999 with the final payment due at maturity. The promissory note may be prepaid in whole or in part at any time without payment of any premiums or penalty.

         The Company and Times Mirror entered into the following additional agreements in connection with the Company's acquisition of hollywood.com, Inc.

         SHAREHOLDER AGREEMENT. The Company and Times Mirror entered into a Shareholder Agreement containing various rights and obligations associated with Times Mirror's ownership of the common stock. Pursuant to the Shareholder Agreement, Times Mirror agreed to certain standstill provisions, including that it will not acquire any additional equity securities of the Company or solicit proxies or consents with respect to the securities of the Company or initiate any shareholder proposal. In addition, Times Mirror agreed that it will not transfer any common stock to any competitor of the Company, or to any transferee or group of related transferees of the Company that would, after such transfer, hold more than 2.5% of the voting securities of the Company.

         Times Mirror also agreed pursuant to the Shareholder Agreement that for a period of three years after the closing of the acquisition it will vote all shares of common stock owned by it in favor of the nominees for election to the Company's Board of Directors recommended to the Company's shareholders by the Board of Directors. In addition, with respect to all other matters submitted to a vote of the shareholders of the Company (other than certain transactions that would dilute its ownership of Company common stock or result in a change of control of the Company), Times Mirror agrees that for a period of three years it will vote all shares of Company common stock owned by it in the same proportion as all other shareholders of the Company vote on any such matter.

         Times Mirror will be entitled to designate one person as a nominee for election to the Company's Board of Directors as long as it beneficially owns at least 5% of the voting securities of the Company. If the Company increases the size of its Board of Directors from nine to ten members, Times Mirror will be entitled to designate one additional person as a nominee for election to the Company's Board of Directors. If the Company increases the size of its Board of Directors to a number greater than ten, Times Mirror shall be entitled to designate a number of nominees proportionate to its percentage ownership of Company common stock. Times Mirror's current nominee to the Board of Directors is Thomas Unterman.

         The standstill provisions of the Shareholder Agreement terminate upon the earlier to occur of January 10, 2004 and the date of a change of control (as defined) of the Company. The other provisions of the Shareholder Agreement terminate on the earliest of these dates and the date on which Times Mirror beneficially owns less than 5% of the voting securities of the Company.

         REGISTRATION RIGHTS AGREEMENT. The Company and Times Mirror entered into a Registration Rights Agreement upon the closing of the acquisition, which provides Times Mirror with the right to require the Company to register the common stock acquired by Times Mirror in the acquisition under the Securities Act under certain conditions. Times Mirror and its permitted transferees have the right on four separate occasions to require the Company to effect a registration under the Securities Act of at least 20% of the common stock acquired by Times Mirror in the acquisition to be sold in a firm commitment underwritten public offering for cash. In addition, at any time when the Company proposes to register shares of common stock under the Securities Act, it will give notice to Times Mirror and its permitted transferees of its intention to do so and of the material terms of the proposed registration. The Company will use its best efforts to include in the proposed registration all shares of common stock that it is requested in writing by Times Mirror or its permitted transferees to register. The permitted transferees of Times Mirror that are entitled to the benefits of the Registration Rights Agreement include only wholly owned subsidiaries of Times Mirror and certain charitable organizations affiliated with Times Mirror.

         NON-COMPETITION AGREEMENT. The Company and Times Mirror also entered into a Non-Competition Agreement upon the closing of the acquisition. Times Mirror agrees in the Non-Competition Agreement that for a period of three years after the closing, it will not engage or participate in any business or venture that operates as its primary focus a national- or international-targeted web site dedicated to providing movie-going consumers with movie-related information or offering for sale movie-themed merchandise or tickets for movies (a "Competing Business"). In addition, Times Mirror agrees that for a period of three years after the closing, it will not own, manage, operate, promote, control, or be connected with as a stockholder (other than on a passive basis with less than 5% of the equity of a publicly-traded company or less than 10% of the equity of a privately-owned company), joint venturer or partner in, any Competing Business. Notwithstanding the foregoing, certain business ventures and activities of Times Mirror shall not be considered a Competing Business, including, among others, the operation of the current web sites operated by newspapers owned by Times Mirror to the extent the web sites provide primarily local and regional movie information and movie-themed merchandise and the licensing and syndication of movie information by the L.A. Times Syndicate to third parties, which information is posted to such parties' web sites.

         CROSS-PROMOTION AGREEMENT. In connection with the closing of the acquisition, the Company and the LOS ANGELES TIMES, a division of Times Mirror, entered into a cross-promotion and content sharing agreement whereby the LOS ANGELES TIMES and the latimes.com web site make certain entertainment-related content available for use on the hollywood.com web site and hollywood.com makes certain content available for use on the latimes.com web site. In addition, the Company is the exclusive vendor of movie-related merchandise on the latimes.com web site and the LOS ANGELES TIMES receives a commission based on the revenues generated by the sale of such merchandise through the latimes.com web site.


INVESTMENTS BY AFFILIATE OF THE SIMON PROPERTY GROUP

         Pursuant to a 1995 stock purchase agreement with Tekno Simon, an affiliate of the Simon Property Group, and its Co-Chairman, Melvin Simon, Tekno Simon invested $2,000,000 in shares of the Company's Series A Preferred Stock and Series B Preferred Stock and $1,000,000 in shares of the Company's common stock.

         Under the original Simon Stock Purchase Agreement, the Series A Preferred Stock and the Series B Preferred Stock were convertible at the option of the holder, at any time prior to November 28, 1997, into shares of common stock on a one-for-one basis.

         In May 1999 the Company agreed to extend the conversion option and allow Tekno Simon to convert the Series A and Series B Preferred Stock into common stock. In exchange, Tekno Simon agreed to waive certain accrued dividends payable on the Series A and Series B Preferred Stock. In May 1999 Tekno Simon converted all of the Series A and Series B Preferred Stock into 300,631 shares of common stock.

         Pursuant to the Simon Stock Purchase Agreement, Tekno Simon has the right to designate one nominee to the Company's Board of Directors until such time as Tekno Simon holds less than 25% of the sum of (i) the shares of common stock issued upon conversion of the Series A Preferred Stock, and

(ii) the shares of common stock purchased by Tekno Simon in 1995. Certain principal shareholders of the Company, including Mitchell Rubenstein, Laurie S. Silvers and Dr. Martin H. Greenberg, have agreed to vote their shares of common stock in favor of the election of Tekno Simon's nominee to the Board of Directors. Tekno Simon's current nominee on the Board of Directors is Deborah J. Simon.

INVESTMENT BY THE COMPANY'S DIRECTORS

         In May 1999, the Company issued 569,820 shares of common stock in a private placement at a purchase price of $21.25 per share. In addition, the Company issued to the same investors warrants to purchase an aggregate of 189,947 shares of common stock at an exercise price of $21.25 per share. Five members of the Company's Board of Directors participated in the private placement and purchased an aggregate of 35,700 shares of common stock and received warrants to purchase an aggregate of 11,902 shares of common stock on the same terms as the other investors in the private placement.

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

CONSULTING AGREEMENT WITH DR. MARTIN H. GREENBERG

         In 1993 the Company entered into a consulting agreement with Dr. Martin
H. Greenberg pursuant to which Dr. Greenberg agreed to render advisory and consulting services to the Company, including identifying best-selling authors to create intellectual properties for the Company and negotiating agreements with such authors, arranging for the publication of prose novels and anthologies for children and adults based on the Company's characters, and attending trade shows and conventions on the Company's behalf. The consulting agreement will expire in November 2003, unless terminated earlier, which termination may take place only under certain conditions. Pursuant to the consulting agreement, in November 1993 Dr. Greenberg began receiving consulting fees of $30,000 per year and was granted an option to purchase 6,250 shares of common stock at an exercise price of $8.00 per share. In connection with the acquisition of Tekno Books, the consulting agreement was amended on December 9, 1994 (i) to provide that Dr. Greenberg will have the exclusive right to package novelizations based on the Company's entertainment properties, and (ii) in lieu of future annual stock option grants to which Dr. Greenberg was entitled under the original agreement, to grant Dr. Greenberg options to purchase 17,778 shares of common stock at an exercise price of $8.4375 per share (the then approximate market price of the common stock). Mr. Greenberg received the stock options and receives the consulting fees in lieu of a base salary.

LINE OF CREDIT

         During the first quarter of 1999, Mitchell Rubenstein, the Company's Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Company's Vice Chairman and President, agreed to increase their previously extended $1.1 million unsecured line of credit facility to the Company to $5.5 million to enable the Company to meet its working capital requirements for the balance of 1999. The interest rate on the line of credit was set at the JP Morgan Bank prime rate of interest. This commitment terminated in accordance with its terms during the second quarter of 1999 as a result of the Company raising in excess of $5.5 million from other sources for working capital purposes. There were no borrowings by the Company under this facility as of the date of its termination.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

             (A)  EXHIBITS:

                                                                                                        INCORPORATED BY
Exhibit                Description                                                                      REFERENCE FROM
-------                -----------                                                                      --------------
       3.1             Amended and Restated Articles of Incorporation                                           *

       3.2             Articles  of  Amendment  to  Articles  of  Incorporation  of  the
                       Company for  Designation  of  Preferences,  Rights and  Limitations  of 7%
                       Series D Convertible Preferred Stock                                                    (1)

       3.3             Articles of Amendment to Articles of Incorporation of the Company for
                       Designation of Preferences, Rights and Limitations of 7% Series D-2
                       Convertible Preferred Stock                                                             (2)

       3.4             Articles of Amendment to Articles of Incorporation of the Company
                       amending Designation of Preferences, Rights and Limitations of Series A
                       Variable Rate Convertible Preferred Stock                                               (3)

       3.5             Articles of Amendment to Articles of Incorporation of the Company
                       amending Designation of Preferences, Rights and Limitations of Series B
                       Variable Rate Convertible Preferred Stock                                               (3)

       3.6             Bylaws                                                                                  (4)

       4.1             Form of Common Stock Certificate                                                        (4)

       4.2             Rights Agreement dated as of August 23, 1996 between the Company and
                       American Stock Transfer & Trust Company, as Rights Agent                                (5)

      10.1              Executive Compensation Plans and Arrangements
                        (a)     Employment Agreement between the Company and
                                Mitchell Rubenstein                                                            (11)
                        (b)     Extension and Amendment Agreement between the Company and
                                Mitchell Rubenstein entered into as of July 1, 1998                            (12)
                        (c)     Employment Agreement between the Company and Laurie
                                S. Silvers                                                                     (11)
                        (d)     Extension and Amendment Agreement between the Company and Laurie
                                Silvers entered into as of July 1, 1998                                        (12)
                        (e)     1993 Stock Option Plan, as amended effective October 1, 1999                     *

                        (f)     Directors Stock Option Plan, as amended effective July 2, 1998                 (12)
                        (g)     Form of  Indemnification  Agreement  between the Company and each
                                of its Directors and Officers                                                  (11)

       10.2            Securities Purchase Agreement, dated July 28, 1999, between the Company
                       and AOL Latin America, S.L.                                                             (6)

       10.3            Warrant dated July 28, 1999 by the Company issued in the name of AOL
                       Latin America, S.L. for 100,000 shares of common stock                                  (6)

       10.4            Stock Purchase Agreement, dates as of August 26, 1999, between the
                       Company and CBS Corporation                                                             (7)

       10.5            Asset Purchase Agreement, dated as of August 30, 199, by and among the
                       Company, Baseline II, Inc. Paul Kagan Associates, Inc., Cinema
                       Enterprises Group LLC and Paul Kagan                                                    (8)

       10.6            Non-Competition Agreement, dated as of August 30, 1999, by and among the
                       Company, Baseline II, Inc. Paul Kagan Associates, Inc., Cinema
                       Enterprises Group LLC and Paul Kagan                                                    (8)

       10.7            Warrant dated August 31, 1999, by the Company issued in the name of
                       Baseline II, Inc. for 49,262 shares of Common Stock (with similar
                       Warrants to purchase 3,284 and 2,189 shares of Common Stock issued in the
                       name of Paul Kagan associates, Inc. and Paul Kagan, respectively)                      (8)

       10.8         Employment Agreement, dated as of  May 18, 1999, between Showtimes.com, Inc.
                    and Brett West                                                                            (3)

       10.9         Non-Competition Agreement, dated as May 18, 1999, by and among the Company,
                    CinemaSource, Inc., Brett West and Pamela West                                            (3)

       10.10        Unsecured Promissory Note, dated May 20, 1999, in favor of The Times Mirror
                    Company                                                                                   (3)

       10.11        Registration Rights Agreement, dated as of May 20, 1999, between the Company
                    and The Times Mirror Company                                                              (9)

       10.12        Non-Competition Agreement, dated as of May 20, 1999, between the Company and
                    The Times Mirror Company                                                                  (9)

       10.13        Employment Agreement, dated as of May 31, 1999, between the Company and W.
                    Robert Shearer                                                                            (3)

       10.14        Form of Subscription Agreement between the Company and each of the investors in the Company's private placement of an aggregate of 569,820 shares of
                    Common Stock                                                                              (3)

      10.15            Modification Agreement dated March 28, 1999 between the Company and
                       BankBoston Retail Finance Inc.                                                          (10)

      10.16            Second Modification Agreement dated March 26, 1999 between Tekno Comix,
                       Inc. and BankBoston Retail Finance Inc.                                                 (10)

      10.17            Agreement and Plan of Merger dated as of January 10, 1999, by and among
                       The Times Mirror Company, Hollywood Online  Inc., the Company and Big
                       Acquisition Corp.                                                                       (9)

      10.18            Asset  Purchase  Agreement  dated March 29, 1999 by and among the Company,
                       CinemaSource, Inc., Brett West and Pamela West                                          (13)

      21.1             Subsidiaries of the Company                                                              *

      23.1             Consent of Arthur Andersen LLP                                                           *

      27.1             Financial Data Schedule (for SEC use only)                                               *

------------------

* Filed as an exhibit to this Form 10-K.

(1) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(2) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form S-3 (No. 333-68209).
(3) Incorporated by reference from exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(4) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-69294).
(5) Incorporated by reference from exhibit 1 to the Company's Current Report on Form 8-K filed on October 20, 1999.
(6) Incorporated by reference from the exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.
(7) Incorporated by reference from exhibit 1 to the Company's Current Report on Form 8-K filed on September 28, 1999.
(8) Incorporated by reference from exhibits 1, 2 and 3 to the Company's Current Report on Form 8-K filed on September 15, 1999.
(9) Incorporated by reference from exhibit 2 to the Company's Current Report on Form 8-K filed on January 20, 1999.
(10) Incorporated by reference from exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.
(11) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-69294).
(12) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(13) Incorporated by reference from the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         (B)      REPORTS ON FORM 8-K:

                  No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            HOLLYWOOD.COM, INC.

Date:  March 30, 2000                                       By:/s/ Mitchell Rubenstein
                                                               ------------------------------------------------
                                                               Mitchell Rubenstein, Chairman of the Board and
                                                               Chief Executive Officer (Principal executive
                                                               officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  March 30, 2000                                       /s/ Mitchell Rubenstein
                                                            ----------------------------------------------------
                                                            Mitchell  Rubenstein,  Chairman  of the Board and Chief
                                                            Executive Officer

Date:  March 30, 2000                                       /s/ Margaret Fenton
                                                            ----------------------------------------------------
                                                            Margaret Fenton, Vice President of Finance
                                                            (Principal financial and accounting officer)

Date:  March 30, 2000                                       /s/ Laurie S. Silvers
                                                            ----------------------------------------------------
                                                            Laurie S. Silvers, Vice Chairman of the Board,
                                                            President and Secretary

Date:  March 30, 2000                                       /s/ Martin H. Greenberg
                                                            ----------------------------------------------------
                                                            Martin H. Greenberg, Director

Date:  March 30, 2000                                       /s/ Harry T. Hoffman
                                                            ----------------------------------------------------
                                                            Harry T. Hoffman, Director

Date:  March 30, 2000                                       /s/ Jules L. Plangere, Jr.
                                                            ----------------------------------------------------
                                                            Jules L. Plangere, Jr., Director

Date:  March 30, 2000                                       /s/ Deborah J. Simon
                                                            ----------------------------------------------------
                                                            Deborah J. Simon, Director

Date:  March 30, 2000                                       /s/ Mitchell Semel
                                                            ----------------------------------------------------
                                                            Mitchell Semel, Director


Date:  March 30, 2000                                       /s/ Farid Suleman
                                                            ----------------------------------------------------
                                                            Farid Suleman, Director


                                  EXHIBIT INDEX


EXHIBIT                           DESCRIPTION

 3.1                       Amended and Restated Articles of Incorporation

10.1(e)                    1993 Stock Option Plan, as amended effective October
                           1, 1999

21.1                       Subsidiaries of the Company

23.1                       Consent of Arthur Andersen LLP

27.1                       Financial Data Schedule (for SEC use only)