Form 10-Q
period 2000-03-31
HOLLYWOOD COM INC
filed 2000-05-15
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _________________

                          Commission File No. 0-22908

                               HOLLYWOOD.COM, INC.

             (Exact name of registrant as specified in its charter)


             Florida                                      65-0385686
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

  2255 Glades Road, Suite 237 West
        Boca Raton, Florida                                 33431
(Address of principal executive offices)                  (zip code)

                                 (561) 998-8000
                         (Registrant's telephone number)

                             Big Entertainment, Inc.
                             -----------------------
                                  (Former Name)

         Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    --------   -------

         As of May 12, 2000, the number of shares outstanding of the issuer's common stock, $.01 par value, was 23,277,385.

                               HOLLYWOOD.COM, INC.

                                Table of Contents

                                                                         Page(s)
                                                                         ------
PART I     FINANCIAL INFORMATION
           ---------------------

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of March 31, 2000
               (unaudited) and December 31, 1999.........................     3

               Consolidated Statements of Operations for the Three
               Months ended March 31, 2000 and 1999 (unaudited) .........     4

               Consolidated Statement of Shareholders' Equity for the
               Three Months ended March 31, 2000 (unaudited).............     5

               Consolidated Statements of Cash Flows for the Three
               Months ended March 31, 2000 and 1999 (unaudited)..........     6

               Notes to Consolidated Financial Statements (unaudited)....   7-15

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF
           OPERATIONS....................................................  16-25

PART II    OTHER INFORMATION
           -----------------

ITEM 2.    CHANGES IN SECURITIES AND USE OF  PROCEEDS....................    26

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..............................    27

Signature  ..............................................................    29

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,          December 31,
                                                                                              2000                1999
                                                                                         ---------------      --------------
                                                                                          (Unaudited)
                                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                              $ 6,429,994        $  2,475,345
     Receivables, net                                                                         1,985,066           1,155,999
     Merchandise inventories                                                                  1,145,194           1,246,733
     Prepaid expenses                                                                         1,760,316           1,687,347
     Other receivables                                                                           26,998              18,037
     Other current assets                                                                        93,948              67,541
     Deferred advertising - CBS                                                              24,313,695                   -
                                                                                           ------------        ------------
     Total current assets                                                                    35,755,211           6,651,002

PROPERTY AND EQUIPMENT, net                                                                   2,052,576           1,877,959
INVESTMENT IN NETCO PARTNERS                                                                  1,121,868             549,975
INVESTMENT IN MOVIETICKETS.COM                                                                1,066,667                   -
NONCURRENT DEFERRED ADVERTISING - CBS                                                       106,602,016                   -
INTANGIBLE ASSETS, net                                                                        4,946,967           3,770,590
GOODWILL, net                                                                                45,261,305          46,483,647
OTHER ASSETS                                                                                  2,468,662           3,149,652
                                                                                           ------------        ------------
TOTAL ASSETS                                                                               $199,275,272        $ 62,482,825
                                                                                           ============        ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                         $ 867,670        $  2,181,089
     Accrued professional fees                                                                  184,029             199,514
     Other accrued expenses                                                                   1,833,241           1,579,682
     Deferred advertising - CBS                                                                       -           2,344,950
     Accrued reserve for closed stores                                                          716,432           2,366,432
     Deferred revenue                                                                           238,331             308,061
     Note payable                                                                             1,928,138           1,928,138
     Current portion of capital lease obligations                                               559,160             561,015
                                                                                           ------------        ------------
     Total current liabilities                                                                6,327,001          11,468,881
                                                                                           ------------        ------------

CAPITAL LEASE OBLIGATIONS, less current portion                                                 872,778             995,213
                                                                                           ------------        ------------
DEFERRED REVENUE                                                                                249,117             249,117
                                                                                           ------------        ------------
MINORITY INTEREST                                                                               139,697             270,828
                                                                                           ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                     -                   -
     Common stock, $.01 par value, 100,000,000 shares authorized; 23,209,546 and
         15,143,216 shares issued and outstanding at March 31,2000 and                          232,096             151,432
         December 31,1999, respectively.
     Warrants outstanding                                                                     6,096,704           5,096,704
     Deferred compensation                                                                     (255,167)           (306,200)
     Additional paid-in capital                                                             255,730,878         105,500,656
     Accumulated deficit                                                                    (70,117,832)        (60,943,806)
                                                                                           ------------        ------------
     Total shareholders' equity                                                             191,686,679          49,498,786
                                                                                           ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $199,275,272        $ 62,482,825
                                                                                           ============        ============


                                The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                   -----------------------------------
                                                                                      2000                    1999
                                                                                   ----------              -----------
NET REVENUES                                                                      $  4,077,696             $ 1,315,774

COST OF REVENUES                                                                       949,971                 660,272
                                                                                  ------------             -----------
    Gross margin                                                                     3,127,725                 655,502
                                                                                  ------------             -----------

OPERATING EXPENSES:
    General and administrative                                                       2,410,965                 899,158
    Selling and marketing                                                            2,418,731                 364,195
    Salaries and benefits                                                            2,432,915                 698,808
    Amortization of CBS advertising                                                  4,124,197                       -
    Amortization of goodwill and intangibles                                         1,651,934                   7,857
    Depreciation                                                                       249,995                 280,825
                                                                                  ------------             -----------
        Total operating expenses                                                    13,288,737               2,250,843
                                                                                  ------------             -----------

        Operating loss                                                             (10,161,012)             (1,595,341)

EQUITY  IN EARNINGS OF NETCO PARTNERS                                                1,105,337               1,094,190

OTHER (EXPENSE):

    Interest, net                                                                      (59,200)               (190,776)
    Other, net                                                                               -                (129,903)
                                                                                  ------------             -----------
         Loss before minority interest                                              (9,114,875)               (821,830)

MINORITY INTEREST                                                                      (59,151)               (152,808)
                                                                                  ------------             -----------
         Net loss                                                                 $ (9,174,026)            $  (974,638)
                                                                                  ============             ===========

Basic and diluted loss per common share                                                $ (0.42)            $     (0.12)
                                                                                  ============             ===========
Weighted average common and common equivalent shares
outstanding - basic and diluted                                                     21,830,827               8,565,528
                                                                                  ============             ===========

                                The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                                           Additional
                                             Common          Paid-in      Warrants         Deferred     Accumulated
                                              Stock          Capital     Outstanding     Compensation     Deficit          Total
                                             --------     -------------   -----------    ------------  -------------   ------------
Balance - December 31,1999                   $151,432     $ 105,500,656   $ 5,096,704     $ (306,200)  $(60,943,806)   $ 49,498,786

Issuance of common stock and common stock
  warrants pursuant to CBS agreement           66,720       119,100,882    18,051,784              -              -     137,219,386

Stock options and warrants exercised           13,071        29,627,260   (18,051,784)             -              -      11,588,547

Common stock warrants issued
   in conection with investment in
   Movietickets.com                                 -                 -     1,000,000              -              -       1,000,000

Issuance of stock options and warrants
  for services rendered                             -            51,028             -              -              -          51,028

Non-cash issuance of common stock -
   franchise agreement                          1,000         1,649,000             -              -              -       1,650,000

Amortization of employee stock bonuses              -                                         51,033                         51,033

Shares repurchased                               (127)         (197,948)            -              -              -        (198,075)

Net loss                                            -                 -             -              -     (9,174,026)     (9,174,026)
                                             --------     -------------   -----------     ----------  -------------   -------------
Balance - March 31,2000                      $232,096     $ 255,730,878   $ 6,096,704     $ (255,167) $ (70,117,832)  $ 191,686,679
                                             ========     =============   ===========     ==========  =============   =============


        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                     ----------------------------------
                                                                                         2000                  1999
                                                                                     ------------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $ (9,174,026)         $  (974,638)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                                   1,901,929              288,683
        Equity in earnings, net of return of invested capital                            (638,560)          (1,076,140)
        Issuance of compensatory stock options and warrants                                51,028               35,798
        Amortization of deferred compensation costs                                        51,033               51,033
        Recognition of deferred gain                                                            -              (10,097)
        Provision for bad debts                                                            25,514                    -
        Provision for inventory                                                            13,444                    -
        Amortization of deferred financing costs                                            2,145              103,922
        Amortization of deferred advertising - CBS                                      4,124,197                    -
        Amortization of service contract                                                   67,460                    -
        Minority interest                                                                  59,151              152,808
        Changes in assets and liabilities:
          Receivables                                                                    (863,542)             (64,380)
          Prepaid expenses                                                                (72,969)             (79,614)
          Merchandise inventories                                                          88,095              300,603
          Other current assets                                                            (28,552)            (173,056)
          Other assets                                                                      7,561              108,435
          Accounts payable                                                             (1,313,419)            (712,869)
          Accrued professional fees                                                       (15,485)             (17,357)
          Deferred revenue                                                                (69,730)              14,021
          Other accrued expenses                                                          253,558              (87,439)
                                                                                     ------------          -----------
            Net cash used in operating activities                                      (5,531,168)          (2,140,287)
                                                                                     ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in trademarks                                                         (1,000,000)                   -
      Capital expenditures, net                                                          (424,612)             (83,675)
      Return of capital from Tekno Books to minority partner                             (190,282)            (136,970)
                                                                                     ------------          -----------
            Net cash used in investing activities                                      (1,614,894)            (220,645)
                                                                                     ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net repayments from revolving line of credit                                              -             (556,206)
      Proceeds from shareholder/officer loan                                                    -              571,000
      Repayments of shareholder/officer loan                                                    -             (671,000)
      Net proceeds from issuance of common stock                                        5,303,030            2,468,659
      Proceeds from exercise of stock options and warrants                              6,120,046              318,818
      Dividends on preferred stock                                                              -                    -
      Payments to repurchase common stock                                                (198,075)                   -
      Repayments under capital lease obligations                                         (124,290)            (167,495)
                                                                                     ------------          -----------
            Net cash provided by financing activities                                  11,100,711            1,963,776
                                                                                     ------------          -----------

            Net increase (decrease) in cash and cash equivalents                        3,954,649             (397,156)

CASH AND CASH EQUIVALENTS, beginning of period                                          2,475,345              729,334
                                                                                     ------------          -----------

CASH AND CASH EQUIVALENTS, end of period                                             $  6,429,994          $   332,178
                                                                                     ------------          -----------

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
      Interest paid                                                                  $     94,065          $    91,685
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

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements have been prepared by Hollywood.com, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

The results of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 2000.

The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)      ACQUISITIONS:

                  (a)      CinemaSource, Inc.:

On May 18, 1999, the Company acquired substantially all of the assets of CinemaSource, Inc. ("CinemaSource"), a privately held company, pursuant to the terms of the Asset Purchase Agreement dated March 29, 1999 for $6.5 million in cash and 436,191 shares of the Company's common stock valued at $12.50 per share. At the closing of the acquisition, the Company directed CinemaSource to transfer the assets sold, on the Company's behalf, to its wholly owned subsidiary, Showtimes.com, Inc. ("Showtimes.com"). The shares of the Company's common stock issued at the time of acquisition are restricted from resale for the first 12 months following the closing of the transaction and are subject to volume limitations regarding resale thereafter. CinemaSource gathers movie data, including showtimes, synopses, photos and trailers, and then licenses this data, in a compiled manner, to internet companies. CinemaSource licenses this information to more than 200 different outlets, including customers such as Yahoo!, Excite, Go Network, Ticketmaster/CitySearch, Zip2, The New York Times web site, usatoday.com, latimes.com, iWon.com, The Washington Post web site, the Boston Globe web site, the Newsday web site, and all of the web sites of Knight Ridder and Advance/Newhouse.

                  (b)      hollywood.com, Inc.:

On May 20, 1999, the Company acquired all of the capital stock of hollywood.com, Inc. ("hollywood.com"), formerly called Hollywood Online Inc., from The Times Mirror Company ("Times Mirror"). The aggregate consideration paid to Times Mirror by the Company consisted of a one-year unsecured promissory note for $1,928,138 and 2,300,075 shares of common stock, which was valued as of the date of the transaction at $12.64 per share. As part of the transaction costs the Company issued 53,452 shares of common stock for services rendered in connection with the acquisition. Hollywood.com owns and operates the Hollywood.com web site offering viewers movie information, movie trailers, box office charts, movie soundtracks, photos and exclusive interactive games, celebrity interviews, local movie showtimes, and coverage of movie premieres, film festivals and movie-related events. Hollywood.com has an exclusive contract with the National Association of Theatre Owners ("NATO"). Through this contract, Hollywood.com promotes its web site to movie audiences by airing trailers featuring Hollywood.com before the feature films that play in most NATO-member theatres. In exchange, Hollywood.com provides web sites for the exhibiting NATO members. The value of this contract was recorded as an intangible asset of $4.6 million and is being amortized over the remaining life of the contract, approximately three years.

                  (c)      Baseline II, Inc.:

On August 31, 1999, the Company purchased substantially all of the motion picture-related data assets of Paul Kagan Associates, Inc., including the PKBaseline.com web site, several publications, including the Motion Picture Investor newsletter, and a consumer oriented movie web site. PK Baseline is a subscription pay per use web site for movie professionals. The aggregate purchase price paid for the Baseline assets consisted of 492,611 shares of common stock valued at $17.81 per share and warrants to purchase an aggregate of 54,735 shares of common stock at an exercise price of $18.27 per share valued at $543,588. The shares of common stock issued in the transaction can not be transferred by the holders for a period of 24 months following the closing of the transaction. The Company plans to integrate part of the content into the Hollywood.com website and continue to operate PK Baseline.com as a service geared to movie professionals.

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

The purchase price of CinemaSource, hollywood.com and Baseline II was allocated to assets and liabilities acquired as follows:

          Tangible assets                                $  2,729,844
          Intangible assets                                 4,567,513
          Goodwill                                         48,932,777
          Liabilities assumed                                (586,877)
                                                         ------------
          Total purchase price                             55,643,257

          Less value of common stock
            and warrants issued                           (46,290,190)

          Less value of note issued                        (1,928,138)
                                                         ------------
                    Subtotal                                7,424,929
                                                         ------------

          Paid in cash - purchase price                     6,534,190
          Paid in cash - acquisition costs                    890,739
                                                         ------------

          Total cash paid                                $  7,424,929
                                                         ============

The following are unaudited pro forma combined results of operations of the Company, hollywood.com, CinemaSource and Baseline for the three months ended March 31, 1999, as if the acquisitions of hollywood.com, CinemaSource and Baseline II had occurred on January 1, 1999:


      Net Revenues                                  $ 2,589,659
                                                    -----------
      Net Loss                                      $(6,047,256)
                                                    -----------
      Pro Forma Diluted Loss  Per Share             $      (.51)
                                                    -----------
      Weighted Average Shares Outstanding            11,794,405
                                                    ===========

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

         (d)      Broadway.com

         The Company launched the Broadway.com web site on May 1, 2000. The Broadway.com web site offers the webs most comprehensive database of professional theater showtimes listings in the US with listings of more than over 1900 events as well as show synopsis, cast and crew crew credits and biographies, digitized show previews and show tunes, community chat area, the ability to purchase Broadway and Off-Broadway theater tickets online, and interviews. The Company has owned the web addresses Theater.com and Theaters.com which is being utilized to redirect traffic to Broadway.com. On January 6, 2000 the Company acquired the web address Broadway.com. The purchase price consisted of $1.0 million in cash and 35,294 in common stock valued at $17 per share. The common stock was issued and recorded in December 1999, prior to closing, and delivered in anticipation of the closing. The total purchase price of $1.6 million was recorded as an intangible asset in the accompanying balance sheet and is being amortized over a life of ten years.

(3)      DEBT:

On May 20, 1999, the Company delivered a $1,928,138 one-year unsecured promissory note of the Company payable to Times Mirror as partial consideration for the acquisition of hollywood.com, Inc. The promissory note has a maturity date of May 20, 2000 (at which time the aggregate principal balance thereof must be repaid in full with cash or Company stock at the Company's option) and bears interest at the prime rate in effect from time to time of Citibank, N.A. plus 1% (10% at May 12, 2000). Interest is due quarterly in arrears beginning June 30, 1999 with the final payment due at maturity. The promissory note may be prepaid in whole or in part at any time without payment of any premiums or penalty.

(4)      COMMON STOCK:

On January 3, 2000, the Company issued 6,672,031 shares of common stock valued at $19.50 per share and a warrant, to purchase 1,178,892 shares of common stock, with an exercise price of $10,937,002 and valued at $18,051,784 as consideration for $100,000,000 of CBS advertising, promotion and content over a seven year period and $5,303,030 in cash. In March 2000 CBS exercised a warrant to acquire an additional approximate 5% equity interest in the Company. The value of the common stock and warrants issued to CBS has been recorded in the balance sheet as deferred advertising and is being amortized over each related contract year.


On February 8, 2000 the Company issued 100,000 shares of common stock valued at $1,650,000 in order to reacquire territorial rights as per a franchise agreement. The company closed its retail operations in December 1999 and $1,650,000 was accrued for the accompanying December 31, 1999 consolidated balance sheet as accrued reserve for closed stores.

In 1998, the Company's Board of Directors approved a plan for the repurchase of up to $1.0 million of the Company's common stock. Pursuant to the plan, during 2000 the Company repurchased 12,700 shares of its common stock for an aggregate consideration of $198,075, or an average purchase price of $15.60.

During the three months ended March 31, 2000, the Company issued 1,306,999 shares of common stock upon the exercise of outstanding stock options and warrants, for which the Company received $6,120,046 in cash exercise proceeds and $5,468,501 in additional promotional advertising from CBS.

(5)      INVESTMENTS

      (a)  NETCO PARTNERS:

The Company owns a 50% interest in a joint venture called NetCo Partners. The Company records its investment under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings of NetCo Partners. NetCo Partners is engaged in the publishing and licensing of entertainment properties. NetCo Partners has entered into numerous licensing agreements, including book publishing agreements with The Berkley Publishing Group, Books on Tape, Inc. and various foreign publishers, and ABC television mini-series agreement. NetCo Partners recognizes revenues pursuant to these contracts when the earnings process has been completed based on the terms of the various contracts and at the point where ultimate collection of such revenue is no longer subject to significant contingencies such that collection is substantially assured. The revenues, gross profit and net income of NetCo Partners for the three months ended March 31, 2000 and 1999 are presented below:

                                       Three Months Ended March 31,
                                    -----------------------------------
                                       2000                   1999
                                    -----------           -------------

Revenues                            $ 2,617,126           $  2,688,972
Gross Profit                          2,202,349              2,182,063
Net Income                            2,210,674              2,188,380


The revenues, gross profit and net income of NetCo Partners for the three months ended March 31, 2000 is principally attributable to delivery of the manuscript for the fourth book in the Tom Clancy's NetForce adult series of books to the publisher during the quarter. This milestone triggers the recognition of certain revenues and corresponding expenses for the book under the various domestic and foreign licensing agreements.

As of March 31, 2000, NetCo Partners has $2,518,650 in accounts receivable. Management of NetCo Partners believes that these receivables will be collected in full and no reserves have been established.

NetCo Partners' deferred revenues, consisting of cash advances received but not yet recognized as income, amounted to $953,727 as of March 31, 2000.

As of March 31, 2000, the Company has received cumulative profit distributions from NetCo Partners since its formation totaling $4,023,239, in addition to reimbursement of substantially all amounts advanced by the Company to fund the operations of NetCo Partners.

         (b)  MOVIETICKETS.com

The Company entered into a joint venture agreement with AMC Entertainment Inc. ("AMC") and National Amusements, Inc. Each partner owns one-third of the joint venture at March 31, 2000. Movietickets.com web site will allow users to purchase movie tickets online and either print the tickets on a personal computer or retrieve them at "will call" windows or ATM machines at the theaters. The web site is expected to launch in late May 2000. At March 31, 2000 the Company contributed $66,667 in cash to movietickets.com plus $1,000,000 of warrants.

(6) LOSS PER COMMON SHARE:

Basic loss per common share is computed by dividing net loss, after deducting dividends applicable to preferred stock, by the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2000 and 1999:

                                                 Three Months Ended March 31,
                                              ---------------------------------
                                                  2000                 1999
                                              ------------         ------------

Net Loss                                      $ (9,174,026)        $   (974,638)
Preferred Stock Dividends                                -              (91,459)
                                              ------------         ------------
Net Loss Available to Common Shareholders     $ (9,174,026)        $ (1,066,097)
Weighted Average Shares Outstanding             21,830,827            8,565,528
                                              ------------         ------------
Basic and Diluted Loss per Share              $      (0.42)        $      (0.12)
                                              ============         ============

Inclusion of convertible preferred shares as dilutive securities would have an antidilutive effect on the loss per share calculation. Accordingly, these shares have been excluded from the calculation for the three months ended March 31, 2000 and 1999. Options and warrants to purchase 4,098,510 shares of common stock at exercise prices ranging from $0.01 to $23.00 per share were also not included in the computation of loss per share for the three months ended March 31, 2000 because the result would be antidilutive.

(7)      SEGMENT REPORTING:

The Company has five reportable segments: Internet ad sales, business to business, e-commerce, retail, and intellectual properties. The Internet ad sales segment sells advertising on its web site, Hollywood.com and will also include Broadway.com and the Hollywood.com international sites advertising in subsequent quarters. The business to business segment licenses entertainment content and includes the division CinemaSource (which licenses movie showtimes and content), EventSource (which licenses event related information) and TheaterSource (which licenses live theater showtimes and content) to internet Companies. E-commerce sells entertainment related merchandise over the Internet. The retail segment operated retail studio stores that sold entertainment-related merchandise. The intellectual properties segment owns or controls the exclusive rights to certain intellectural properties created by best-selling authors and media celebrities, which it licenses across all media, including books, film and television, multimedia software, toys and other products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, interest, and nonrecurring gains and losses to budgeted amounts.

The following table illustrates the financial information regarding the Company's reportable segments.

                                                Three Months ended March 31,
                                        ---------------------------------------
                                             2000                       1999
                                        -------------                ----------

REVENUES:
Internet Ad Sales                       $   2,310,355                $        -
Business to Business                        1,002,508                         -
E-Commerce                                    301,734                    77,908
Retail                                              -                   696,900
Intellectual Properties                       463,099                   540,966
Other                                               -                         -
                                        -------------                ----------

                                        $   4,077,696                $1,315,774
                                        =============                ==========

GROSS PROFIT:
Internet Ad Sales                       $   2,052,280                $        -
Business to Business                          942,444                         -
E-Commerce                                     52,382                    30,040
Retail                                              -                   229,652
Intellectual Properties                        80,619                   395,810
Other                                               -                         -
                                                    -                         -
                                        -------------                ----------
                                        $   3,127,725                $  655,502
                                        =============                ==========

                                                Three Months ended March 31,
                                        ---------------------------------------
                                             2000                       1999
                                        -------------                ----------
OPERATING LOSS:
Internet Ad Sales                      $ (7,136,865)              $          -
Business to Business                          54,288                          -
E-Commerce                                  (641,036)                  (208,871)
Retail                                       (28,405)                  (793,099)
Intellectual Properties                      118,789                    311,764
Other                                     (2,527,783)                  (905,135)
                                        ------------               ------------
                                        $(10,161,012)              $ (1,595,341)
                                        ============               ============

CAPITAL EXPENDITURES:
Internet Ad Sales                       $    277,626               $          -
Business to Business                          71,983                          -
E-Commerce                                         -                     65,058
Retail                                             -                          -
Intellectual Properties                        5,188                          -
Other                                         69,815                     18,617
                                        ------------               ------------
                                        $    424,612               $     83,675
                                        ============               ============

DEPRECIATION EXPENSE:
Internet Ad Sales                       $    157,581               $          -
Business to Business                          24,820                          -
E-Commerce                                     3,606                      2,342
Retail                                             -                     81,059
Intellectual Properties                        2,073                      1,226
Other                                         61,915                    196,198
                                        ------------               ------------
                                        $    249,995               $    280,825
                                        ============               ============
INTEREST, NET:
Internet Ad Sales                       $        685               $          -
Business to Business                             536                          -
E-Commerce                                         -                          -
Retail                                        39,180                    176,622
Intellectual Properties                       (1,947)                    (1,084)
Other                                         20,746                     15,238
                                        ------------               ------------
                                        $     59,200               $    190,776
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

Significant estimates include management's estimate that accounts receivable of NetCo Partners as of March 31, 2000 will be collected in full, and that no reserve for uncollectible accounts is necessary (see Note 5).

(9)      COMMITMENTS AND CONTINGENCIES:

Tax Loan - As part of the Asset Purchase Agreement between the Company and CinemaSource, the Company has agreed to make a loan to the shareholder of CinemaSource to pay the taxes due on the portion of the purchase price paid in the form of common stock (not to exceed 24% of the tax gain at the time of closing). On April 14, 2000, a loan in the amount of $1,737,513 was granted. The loan has a term of one year, bears interest and is secured by the holders stock in the Company.

Litigation - The Company is a party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse impact on the Company's financial condition or results of operations.

(10)     RECLASSIFICATION:

Certain amounts in the 1999 financial statements have been classified to conform with the 2000 classification.

(11)     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the Three Months Ended March 31, 1999:

The Company recorded the conversion of $2,000,000 of Series C Preferred Stock into 500,000 shares of common stock.

The Company recorded non-cash dividends on its Series A,B,C,D and D-2 convertible Preferred Stock in the amount of $91,459, of which $41,589 was paid through the issuance of 3,506 shares of common stock.

The Company entered into capital lease transactions totalling $56,068.

For the Three Months ended March 31, 2000:

The Company issued 100,000 shares of common stock, valued at $1,650,000. This amount was accrued for at December 31, 1999.

The Company issued warrants valued at $1.0 million in connection with it's investment in Movietickets.com.

The Company recorded $5,468,501 in deferred advertising in connection with the exercise of warrants by CBS.

(12)     SUBSEQUENT EVENT:

On May 1, 2000, the Company purchased the assets of Broadwaytheater.com, Inc. for $135,000 in cash and 66,572 shares of common stock. Broadwaytheater.com sells Broadway and Off Broadway theater tickets online. This business has been incorporated into the Company's Broadway.com web site which launched on May 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Hollywood.com, Inc. (the "Company") which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth, acquisition, and divestiture strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. Factors that may affect the Company's results include, but are not limited to, our continuing operating losses and accumulated deficit, our limited operating history, the need for additional capital to finance our operations, the need to manage our growth and integrate new businesses into the Company, our ability to develop strategic relationships, our ability to compete with other Internet companies, technology risks and the general risk of doing business over the Internet, future government regulation, dependence on our founders, the interests of our largest shareholder, Viacom Inc. (formerly CBS Corporation), and accounting considerations related to our strategic alliance with CBS. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Introduction

         We are an entertainment-focused Internet company that offers widely recognized brands and one of the broadest and deepest collections of entertainment content and related information in the industry. We also continue to operate the intellectual property business from which our company has expanded and evolved. Our Internet business generates revenues through the sale of advertising on Hollywood.com and Broadway.com, the business-to-business syndication of our content, to other internet companies including such companies as Yahoo!, Go Network, AOL DigitalCities, Excite, Ticketmaster/CitySearch and Zip2 and the sale of merchandise throughout our family of entertainment-related web sites. Our existing businesses, Hollywood.com, Broadway.com, CinemaSource, EventSource, TheaterSource and Baseline provide in-depth entertainment information, including movie and theater descriptions and reviews, showtime listings, entertainment news and an extensive multimedia library. In January 2000 we entered into a seven-year agreement with CBS Corporation providing for $100 million of advertising and promotion of the Hollywood.com web site and $5.3 million in cash in exchange for an approximate 30% equity interest in the Company. In March 2000 CBS Corporation exercised a warrant to acquire an additional approximate 5% equity interest in the Company. CBS Corporation merged with and into Viacom Inc. in May 2000.

Internet Businesses

         Hollywood.com. Hollywood.com is a premier entertainment related web site featuring over one million pages of in-depth movie, television and music content, including movie descriptions and reviews, digitized movie trailers and photos, movie showtime listings, entertainment news, box office results, interactive games, movie soundtracks, television listings, concert information, celebrity profiles and biographies, comprehensive coverage of entertainment awards shows and film festivals and exclusive video coverage of movie premieres. Hollywood.com is established on the Internet as a leading entertainment web site with approximately 67 million page impressions and approximately 3.1 million unique visitors recorded during March 2000.

         We sell banner advertising and sponsorships on Hollywood.com through an internal advertising sales force and through relationships with outside advertising firms. Some of our recent advertisers include Microsoft, Toyota, Universal Studios, eBay, P&G, iVillage, Visa, M&Ms, Destination Films, New Line Cinema, JC Penny, US Army, Nissan and Women.com.

         We promote the Hollywood.com web site through our strategic relationships with CBS and the National Association of Theatre Owners. Through exclusive contracts with the NATO and over 85 of its member theater exhibitors, we promote the Hollywood.com web site to movie audiences by airing trailers about Hollywood.com before feature films that play in participating theaters and by displaying posters and other promotional materials in those theaters. In exchange, we develop and maintain web sites for many of the theater exhibitors that feature their movie showtimes.

         In January 2000 we entered into a strategic, seven-year relationship with CBS that provides for extensive promotion of the Hollywood.com web site. CBS has agreed to provide Hollywood.com with $100,000,000 of promotion across its full range of media properties, including the CBS television network, CBS owned and operated television stations, CBS cable networks, Infinity Broadcasting Corporation's radio stations and outdoor billboards, CBS Internet sites and CBS syndicated television and radio programs. To supplement our internal sales efforts, we also have the right to reallocate a portion of each year's promotional budget and require CBS to sell up to $1.5 million of advertising on the Hollywood.com and Broadway.com web site. CBS has agreed to include the Hollywood.com web site in all advertising sale programs and presentations that are appropriate for the sale of advertising on the web site. We will pay an 8% commission on any additional advertising revenues generated by CBS for us in excess of the $1.5 million guaranteed amount selected by us each year.

         Through our MusicSite.com web site, which serves as the music area on Hollywood.com, we feature a comprehensive collection of information related to music, musicians and the music industry, including music news and information, musician profiles, reviews of current and upcoming releases, artist discographies and coverage of awards ceremonies. MusicSite.com also features extensive listings of concerts and music-related events around the country from the largest to the smallest of venues, which listings are provided by our EventSource division.

         Broadway.com. We launched the Broadway.com web site on May 1, 2000. Broadway.com features theater showtimes for virtually all professional live theater venues in the U.S. as well as London's West End; the ability to purchase Broadway and Off Broadway theater tickets online; the latest theater news; interviews with stage actors and playwrights; opening-night coverage; original theater reviews; and video excerpts from selected shows. The Broadway.com web site also offer current box office results, show synopses, cast and crew credits and biographies, digitized show previews, digitized showtunes and an in-depth Tony Awards(R) area. Broadway.com also offers a community chat area for users to chat with fellow users, stage actors, playwrights and reviewers about Broadway and live theater from around the country and worldwide. Broadway.com expects to generate revenue from advertising sales, syndication of content to other internet companies, and ticket sales.

         Hollywood.com International. We have entered into and are pursuing several strategic relationships geared toward leveraging the Hollywood.com brand internationally. We entered into an agreement with AOL Latin America (a venture between AOL and Cisneros)in late 1999 pursuant to which we agreed to launch Portuguese and Spanish versions of the Hollywood.com web site to be promoted on AOL in countries throughout Latin America. We launched the br.hollywood.com Portuguese-language web site in Brazil in November 1999 and the mx.hollywood.com Spanish-language web site in Mexico in May 2000. These web sites are tailored to the local movie-going audience and feature much of the same content that is on Hollywood.com, including daily entertainment news, movie descriptions and reviews, movie previews, movie soundtracks, celebrity profiles and biographies and interactive games. We plan to launch ar.hollywood.com in Argentina in May 2000. Our br.hollywood.com web site is featured and promoted on the entertainment channels of both AOL Latin America and El Sitio.com, a Latin American-based Internet portal, and our other Latin American web sites will also be featured on these portals.

         The Company has entered into an agreement in principle to form a strategic partnership to distribute Hollywood.com content, in the Chinese language, throughout China on all Legend new PC's along with Legend's new Chinese-language portal FM365.com. Legend's market share of PC sales in China has climbed steadily to over 27%.

         The Company has also entered into an agreement in principle to form a strategic partnership to distribute Hollywod.com content across British Telecom's multiple Internet platforms, including narrowband ISP, broadband DSL access and wireless WAP technologies, throughout the United Kingdom.

         CinemaSource. CinemaSource is the largest supplier of movie showtimes to the Internet and compiles movie showtimes for every movie theater in the United States and Canada, representing approximately 36,000 movie screens. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 200 different Internet sites and media outlets, including Yahoo!, Excite, Go Network, Ticketmaster/CitySearch, Zip 2, NBCi, The New York Times web site, usatoday.com, latimes.com, iWon.com, The Washington Post web site, the Boston Globe web site, the Newsday web site, and all of the web sites of Knight Ridder and Advance/Newhouse.

         In addition, CinemaSource recently expanded its syndication business to include entertainment news, movie reviews, and celebrity biographies. In addition to charging guaranteed amounts for the data that it provides to its customers, CinemaSource often shares in the advertising revenue generated by its customers in connection with the data. We acquired CinemaSource in mid-1999.

         EventSource. We launched the EventSource business in mid-1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and live theater. EventSource entered into an agreement with AOL's Digital Cities in April 2000 to provide event listings for up to 200 cities nationwide. In addition to Digital Cities, other EventSource customers include the web sites of The New York Times and Knight Ridder.

         Baseline. We own and operate the PKBaseline.com web site, a pay-per-use web site geared to movie professionals, which we acquired from media analyst Paul Kagan. The Baseline business maintains one of the most comprehensive movie and television-related databases and has been in operation for over 15 years. The PKBaseline.com web site is a comprehensive database of information on over 67,000 films and television programs, as well as biographies on over one million entertainment industry professionals. This rich, interactive database is accessible online to our subscribers and includes credits, synopses, reviews and box office statistics. Baseline continuously tracks production, distribution, and exhibition of feature films worldwide, including box office projections, budgets, and trends. Baseline customers include major movie studios, investment banks, news agencies, consulting firms and other professionals in the entertainment industry.

         Hollywood.com Studio Store. Our online studio store located at shopping.hollywood.com is one of the world's largest online movie studio stores. The studio store features a product line of branded licensed merchandise including toys, apparel, video games, art, collectibles, movie posters, housewares, accessories, costumes, games, high tech merchandise and media items. We currently offer approximately 2,500 different products for sale in the studio store and our strategy is to make the web site a one-stop shopping experience for anyone seeking entertainment merchandise. We cross-promote the Hollywood.com studio store to movie and entertainment enthusiasts through banners and links on our other web sites and the web site is promoted on over 12,000 affiliate web sites, including latimes.com, usatoday.com, Yahoo!, Excite, nj.com and others. We also offer for sale a comprehensive collection of merchandise related to current and classic Broadway shows through the Broadway.com web site.

         New Internet Properties.

         We plan to leverage our established entertainment Internet platform to launch additional entertainment-related Internet businesses, which we expect to significantly increase our ability to generate revenues from advertising, syndication and e-commerce. Recent examples of this strategy include the launch of Broadway.com, MusicSite.com and Mx.hollywood.com, and the upcoming launch of MovieTickets.com

         MovieTickets.com. In May 2000 we plan to launch MovieTickets.com, a joint venture among Hollywood.com, AMC Entertainment Inc., and National Amusements, Inc. Each of Hollywood.com, AMC Entertainment Inc. and National Amusements, Inc. owns one-third of the equity of MovieTickets.com, Inc. and the joint venture has entered into an agreement in principle for CBS Corporation to acquire a five percent interest. MovieTickets.com will be promoted through on-screen advertising in each participating exhibitor's movie screens and through $25 million of CBS advertising and promotion over the next five years. MovieTickets.com's current exhibitors include AMC Entertainment Inc., National Amusements, Inc. and Famous Players Inc. These exhibitors operate theaters located in all of the top ten markets and approximately 70% of the top 50 markets in the United States. AMC Entertainment Inc. is the largest movie theater in the United States based on box office sales and Famous Players generates approximately half of all box office sales in Canada. The MovieTickets.com web site will allow users to purchase movie tickets online and either print the tickets on a personal computer or retrieve them at "will call" windows at theaters. The web site will also feature movie content from Hollywood.com for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. We expect the web site to generate a significant majority of its revenues from the sale of advertising, and may generate additional revenues from service fees charged to users for the purchase of tickets. Hollywood.com has the right to sell up to half of the available advertising inventory on the MovieTickets.com web site and we will receive a commission equal to 33% of all of the advertising revenue of MovieTickets.com generated by the Hollywood.com ad sales force.

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

         Tekno Books also owns a 50% interest in Mystery Scene Magazine, a trade journal of the mystery genre of which Dr. Greenberg is co-publisher. During 1995, the Company directly acquired an additional 25% interest in the magazine. As an example of one of the many synergistic opportunities between the Company's Internet and publishing businesses, the

Company is currently working to develop an area on the Hollywood.com web site initially dedicated to mysteries, and later to include science fiction and romance.

Results of Operations

The following table summarizes the Company's revenues, cost of sales and gross profit by division for the three months ended March 31, 2000 and 1999, respectively:

                       Internet        Business to                Intellectual
                         Ad Sales       Business      E-Commerce   Properties    Retail       Total
                       -------------  ------------   ------------ ------------- --------    ----------
March 31, 2000
--------------

Net Revenues            $2,310,355    $ 1,002,508    $ 301,734     $ 463,099    $      -    $4,077,696
Cost of Sales              258,075         60,064      249,352       382,480           -       949,971
                        ----------    -----------    ---------     ---------    --------    ----------
Gross Profit            $2,052,280    $   942,444    $  52,382     $  80,619    $      -    $3,127,725
                        ==========    ===========    =========     =========    ========    ==========



March 31, 1999
--------------

Net Revenues            $        -   $         -     $  77,908     $ 540,966    $ 696,900   $1,315,774
Cost of Sales                    -             -        47,868       145,156      467,248      660,272
                        ----------    ----------     ---------     ---------    ---------   ----------
Gross Profit            $        -    $        -     $  30,040     $ 395,810    $ 229,652   $  655,502
                        ==========    ==========     =========     =========    =========   ==========



NET REVENUES

Total net revenues for the three months ended March 31, 2000 and 1999 were $4,077,696 and $1,315,774, respectively. The increase in revenue was primarily due to increased revenues from the Company's internet divisions (internet ad sales, business to business and e-commerce). The Company acquired three internet businesses in May and August of 1999; therefore there were no revenues for these business divisions for the three months ended March 31, 1999.

Internet sales revenue for the three months ended March 31, 2000 was $2,310,355. Revenue is derived from sale of banner advertisements and sponsorships on the Hollywood.com web site. Hollywood.com was acquired by the Company on May 20, 1999.

Business to business revenue for the three months ended March 31, 2000 was $1,002,508. Revenue is generated by the licensing of movie showtimes and other content information to other Internet companies including YAHOO!, Excite, Zip2, NBCi, Go Network, usatoday.com, which is conducted through CinemaSource and Baseline. We acquired CinemaSource on May 18, 1999 and Baseline on August 31, 1999.

E-commerce revenue for the three months ended March 31, 2000 increased 287% to $301,734 from $77,908 for three months ended March 31, 1999. The principal contributing factors to increased e-commerce revenue were increased product assortment and better product promotion through the Company's relationship with CBS.

Revenues from the Company's intellectual properties division decreased by $77,867 or 14% from $540,966 to $463,099 for the three months ended March 31, 2000. The decrease in revenues is attributable to a lesser number of manuscripts being delivered for the three months ended March 31, 2000 as compared to March 31, 1999. The intellectual properties division generates revenues from several different activities including book development and licensing, intellectual property licensing, and publishing Mystery Scene magazine. Revenues vary quarter to quarter dependent on the various stages of the book projects. Revenues are recognized when the earnings process has been completed based on the terms of the various agreements and when ultimate collection of such revenues is no longer subject to contingencies.

The Company closed all its brick and mortar retail locations in December 1999, therefore there were no revenues for the three months ended March 31, 2000.

Barter transactions that generate advertising revenue, (included in Internet ad sales) in which the Company received advertising or other services in exchange for content or advertising on its web sites accounted for approximately 6% of total net revenue for the three months ended March 31, 2000. In future periods, management intends to maximize cash advertising revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

The Company records barter income earned under a contract with NATO, which the Company acquired through its acquisition of Hollywood.com. Through the NATO Contract, the Company promotes its website to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before the feature films that play in most NATO-member theaters. In exchange, the Company provides websites for the exhibiting NATO members, promotional materials and movie information, advertising and editorial content. For the three months ended March 31, 2000 the Company recorded $745,438 in promotional revenue and expense under the NATO Contract.

COST OF REVENUE

Cost of revenue for the three months ended March 31, 2000 and 1999 was $949,971 and $660,272, respectively. The increase in the cost of sales was primarily the result of decreased retail revenues which generate lower gross margins offset by increase in Hollywood.com ad sales and business to business revenues which generate much higher gross margins. As a percentage of net revenue, cost of sales was 23% and 50% for the three months ended March 31, 2000 and 1999, respectively. The company's e-commerce division generally produces a lower gross margin than other revenue categories.

EQUITY IN EARNINGS OF NETCO PARTNERS

The Company's 50% share in the earnings of Netco Partners increased by 1% or $11,147 to $1,105,337 for the three months ended March 31, 2000 from $1,094,190 for the three months ended March 31, 1999. On book projects, revenues are typically recognized upon delivery of the manuscripts to the publishers. In both quarters NetCo Partners delivered one adult novel to the publisher.

OPERATING EXPENSES

General and administrative expenses. General and administrative expenses increased $1,511,807 or 168% to $2,410,965 for the three months ended March 31, 2000 from $899,158 for the three months ended March 31, 1999. This increase is primarily attributable to the addition of three internet businesses which were acquired in May and August of 1999.

Selling and marketing expenses. Selling and marketing expenses increased $2,054,536 to $2,418,731 for the three months ended March 31, 2000 from $364,195 for the three months ended March 31, 1999. Included in selling and marketing are non-cash barter transactions of $995,268 and $220,000 for the three months ended March 31, 2000 and 1999, respectively. Barter transactions accounted for approximately 41% and 60% of selling and marketing expense for the three months ended March 31, 2000 and 1999. respectively. The increase in selling and marketing expense was primarily the result of increased advertising on the radio, television and outdoor. In addition, these expenses are related to the Company's internet divisions which were acquired in May and August 1999.

Salaries and benefits. Salaries and benefits increased $1,734,107 to $2,432,915 for the three months ended March 31, 2000 from $698,808 for the three months ended March 31, 1999. This increase is attributable to the addition of three internet businesses and an increase in the infrastructure to support the growth of the Company..

Amortization. Amortization of goodwill and intangibles was $1,651,934 and $7,857 for the three months ended March 31, 2000 and 1999, respectively. The increase of $1,644,077 is attributable to goodwill and intangibles recorded with the three internet businesses acquired in May and August of 1999. In addition, the Company acquired the Broadway.com URL in January 2000 and the amortization of the purchase price is included above for the three months ended March 31, 2000.

Amortization of CBS advertising relating to the Company's agreement with CBS was $4,124,197 for the three months ended March 31, 2000. Under the Company's agreement with CBS, the Company issued shares of common stock and warrants to purchase common stock in consideration of CBS's advertising and promotional efforts over seven years across its full range of media properties. The value of the Common Stock and warrants issued to CBS has been recorded in the balance sheet as deferred advertising and is being amortized over each related contract year.

Depreciation. Depreciation was $249,995 and $280,825 for the three months ended March 31, 2000 and 1999, respectively. The decrease of $30,830 in depreciation expense is attributable to the closure of the Company's brick and mortar retail division in December of 1999. All depreciable assets relating to the retail operations were fully written off. The decrease in depreciation expense is offset by depreciation of assets relating to the three internet businesses acquired in May and August of 1999.

Interest Expense, net. Interest expense, net for the three months ended March 31, 2000 was $59,200 compared to $190,776 for the three months ended March 31, 1999. The decrease is attributable to an increase in interest income earned on a higher average balance of cash and a decrease in interest paid on the Company's capital lease obligation and inventory line of credit.

OTHER INCOME (EXPENSE)

Other expense for the three months ended March 31, 1999 included an accrual of $140,000 for a potential payment that may be due in conjunction with registration of shares underlying the Company's convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and cash equivalents of $6,429,994 and working capital of $29,428,210 compared to cash and cash equivalents of $2,475,345 and a working capital deficit of $4,817,879 at December 31, 1999. Net cash used in operating activities during the first quarter of 2000 was $5,531,168, primarily representing cash used to fund the Company's net loss and a decrease in accounts payable. Net cash used in investing activities was $1,614,894, while $11,100,711 in cash was provided by financing activities. As a result of all of the above, cash and cash equivalents increased by $3,954,649 for the three months ended March 31, 2000. During the three months ended March 31, 1999, net cash used in operating activities was $2,140,287, net cash used in investing activities was $220,645, and $1,963,776 in cash was provided by financing activities.

On January 3, 2000, the Company issued 6,672,031 shares of common stock valued at $19.50 per share and a warrant with an exercise price of $10,937,002 and valued at $18,051,784 as consideration for $100,000,000 of CBS advertising, promotion and content over a seven year period and $5,303,030 in cash.

On February 8, 2000 the Company issued 100,000 shares of common stock valued at $1,650,000 in order to reacquire territorial rights as per a franchise agreement. The company closed its retail operations in December 1999 and $1,650,000 was accrued for the accompanying December 31, 1999 consolidated balance sheet as accrued reserve for closed stores.

In 1998, the Company's Board of Directors approved a plan for the repurchase of up to $1.0 million of the Company's common stock. Pursuant to the plan, during 2000 the Company repurchased 12,700 shares of its common stock for an aggregate consideration of $198,075, or an average purchase price of $15.60.

During the three months ended March 31, 2000, the Company issued 1,306,999 shares of common stock upon the exercise of outstanding stock options and warrants, for which the Company received $6,120,046 in cash exercise proceeds and $5,468,501 in additional promotional advertising from CBS.

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

YEAR 2000 ISSUES

The Company believes that due to the newness of the Company's Internet operations, all Internet systems are currently year 2000 compliant and any new systems acquired or developed to support expansion of the Company's Internet operations are year 2000 compliant. Significant vendors were contacted to ensure that their year 2000 issues will be resolved in a timely manner and will not be disruptive to the Company's operations. Year 2000 had no adverse effects on the Company's current business operation or financial conditions nor does the Company expect an adverse effect on future operations.

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

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2000, the Company issued a total of 1,306,999 shares of its common stock upon the exercise of outstanding warrants and options with exercise prices ranging from $5.00 to $9.28 per share. The Company received gross proceeds of $11,588,547 for issuance of this common stock and paid no fees or commissions related thereto. These amounts include issuance of 1,178,892 shares of Common Stock to CBS Corporation upon exercise of a warrant with a total exercise price of $10.9 million consisting of $5.47 million in cash and $5.47 million in the form of a commitment to provide advertising and promotion of the Company's web sites across the full range of CBS media properties.

In February 2000 the Company issued an aggregate of 100,000 shares of Common Stock to a third party to reacquire franchise rights purchased by this individual during 1997.

During the quarter ended March 31, 2000, the Company issued stock options and warrants to purchase an aggregate of 1,457,955 shares of the Company's common stock, including 185,527 stock options granted to employees at exercise prices ranging from $14.875 to $19.00 and warrants to purchase a total of 1,272,428 (including a warrant issued to CBS Corporation for 1,178,892 shares) shares at exercise prices ranging from $9.28 to $17.875 per share. Options granted to employees are subject to vesting periods ranging from six months to four years and generally expire five years from the date of issuance.

The Company did not pay any placement fees or commissions in connection with the issuance of the securities.

The common stock issued by the Company upon exercise of options granted under the Company's 1993 Stock Option Plan were registered under the Securities Act of 1933 pursuant to a registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on October 23, 1996. The other securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of
Section 4(2) thereof, as transactions by an issuer not involving a public offering, each recipient of securities having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

   Exhibit                                                                          Incorporated by
     No.                                Description                                 Reference From
     ---                                -----------                                 --------------
     3.1       Amended and Restated Articles of Incorporation                             (1)

     3.2       Bylaws                                                                     (2)

     4.1       Form of Common Stock Certificate                                           (2)

     4.2       Rights Agreement dated as of August 23, 1996 between the                   (3)
               Company and American Stock Transfer & Trust Company, as
               Rights Agent

    10.1       Advertising and Promotion Agreement dated January 3, 2000                   *
               between hollywood.com, Inc, and CBS Corporation

    10.2       Content License Agreement dated January 3, 2000 between                     *
               hollywood.com, Inc. and CBS Corporation

    10.3       Warrant dated January 3, 2000 issued in the name of CBS                     *
               Corporation for 1,178,892 shares of Common Stock

    10.4       Investor's Rights Agreement dated January 3, 2000 between
               the Company and CBS Corporation                                             *
    10.5       Voting Agreement dated January 3, 2000 among the Company,
               CBS Corporation and the other parties signatory thereto                     *

    27.1       Financial Data Schedule                                                     *

------------------
*  Filed as an exhibit to this Form 10-Q

(1) Incorporated by reference from the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999

(2) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-69294).

(3) Incorporated by reference from Exhibit 1 to the Company's Current Report on Form 8-K filed on October 20, 1999.

     (b)  Reports on Form 8-K

The Company did not file any Current Report on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HOLLYWOOD, INC.

Date: May 12, 1999    By:   /s/ Mitchell Rubenstein
                            ----------------------------------------------------
                            Mitchell Rubenstein, Chairman of the Board and Chief
                            Executive Officer (Principal executive officer)



Date: May 12, 1999    By:  /s/ Margaret H. Fenton
                          ------------------------------------------------------
                           Margaret H. Fenton, Vice President of Finance
                           (Principal financial and accounting officer)

                                  EXHIBIT INDEX

   Exhibit                                                                          Incorporated by
     No.                                Description                                 Reference From
     ---                                -----------                                 --------------
     3.1       Amended and Restated Articles of Incorporation                             (1)

     3.2       Bylaws                                                                     (2)

     4.1       Form of Common Stock Certificate                                           (2)

     4.2       Rights Agreement dated as of August 23, 1996 between the                   (3)
               Company and American Stock Transfer & Trust Company, as
               Rights Agent

    10.1       Advertising and Promotion Agreement dated January 3, 2000                   *
               between hollyywood.com, Inc. and CBS Corporation

    10.2       Content License Agreement dated January 3, 2000 between                     *
               hollywood.com, Inc.and CBS Corporation

    10.3       Warrant dated January 3,000 issued in the name of CBS                       *
               Corporation for 1,178,892

    10.4       Investor's Rights Agreement dated January 3, 2000 between                   *
               the Company and  CBS Corporation

    10.5       Voting Agreement dated January 3, 2000 among the Company,                   *
               CBS Corporation and the other parties signatory thereto

    27.1       Financial Data Schedule                                                     *