Form 10-Q
period 2000-06-30
HOLLYWOOD COM INC
filed 2000-08-14
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

                           Commission File No. 0-22908
                                               -------

                               HOLLYWOOD.COM, INC.
             (Exact name of registrant as specified in its charter)


          Florida                                    65-0385686
    (State or other jurisdiction of                (I.R.S.  Employer
    incorporation or organization)                 Identification No.)

    2255 Glades Road, Suite 237 West                   33431
          Boca Raton, Florida                       (zip code)
(Address of principal executive offices)

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

         As of August 10, 2000, the number of shares outstanding of the issuer's common stock, $.01 par value, was 23,464,533.

                               HOLLYWOOD.COM, INC.

                                Table of Contents

                                                                                                 Page(s)
                                                                                                 -------

PART I      FINANCIAL INFORMATION
------      ---------------------

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of June 30, 2000
                  (unaudited) and December 31, 1999............................................      3

                  Consolidated Statements of Operations for the Six and Three
                  Months ended June 30, 2000 and 1999 (unaudited) .............................      4

                  Consolidated Statement of Shareholders' Equity for the
                  Six Months ended June 30, 2000 (unaudited)...................................      5

                  Consolidated Statements of Cash Flows for the Six
                  Months ended June 30, 2000 and 1999 (unaudited)..............................      6

                  Notes to Consolidated Financial Statements (unaudited).......................      7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS.......................................................................      16

PART II     OTHER INFORMATION
-------     -----------------

ITEM 2.     CHANGES IN SECURITIES AND USE OF  PROCEEDS.........................................      26

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...................................................      27

Signature   ...................................................................................      28

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                      June 30,          December 31,
                                                                                                        2000               1999
                                                                                                  -------------       -------------
                                                                                                    (Unaudited)
                                                    ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                                   $   2,385,049       $   2,475,345
      Receivables, net                                                                                2,469,369           1,155,999
      Merchandise inventories                                                                         1,252,084           1,246,733
      Prepaid expenses                                                                                1,626,218           1,687,347
      Other receivables                                                                                  21,448              18,037
      Other current assets                                                                               89,237              67,541
      Note receivable                                                                                 1,496,041                  --
      Deferred advertising - CBS                                                                     21,579,445                  --
                                                                                                  -------------       -------------
      Total current assets                                                                           30,918,891           6,651,002

PROPERTY AND EQUIPMENT, net                                                                           2,565,201           1,877,959
INVESTMENTS                                                                                           2,117,722             549,975
NONCURRENT DEFERRED ADVERTISING - CBS                                                               104,084,559                  --
INTANGIBLE ASSETS, net                                                                                4,588,677           3,770,590
GOODWILL, net                                                                                        45,512,247          46,483,647
OTHER ASSETS                                                                                          2,401,707           3,149,652
                                                                                                  -------------       -------------
TOTAL ASSETS                                                                                      $ 192,189,004       $  62,482,825
                                                                                                  =============       =============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                            $   2,371,820       $   2,181,089
      Accrued professional fees                                                                         189,888             199,514
      Other accrued expenses                                                                          1,692,410           1,579,682
      Loan from shareholder/officer                                                                   2,050,000                  --
      Deferred advertising - CBS                                                                             --           2,344,950
      Accrued reserve for closed stores                                                                 744,778           2,366,432
      Deferred revenue                                                                                  358,499             308,061
      Note payable                                                                                           --           1,928,138
      Current portion of capital lease obligations                                                      548,155             561,015
                                                                                                  -------------       -------------
      Total current liabilities                                                                       7,955,550          11,468,881
                                                                                                  -------------       -------------

CAPITAL LEASE OBLIGATIONS, less current portion                                                         774,813             995,213
                                                                                                  -------------       -------------
DEFERRED REVENUE                                                                                        287,507             249,117
                                                                                                  -------------       -------------
MINORITY INTEREST                                                                                       100,015             270,828
                                                                                                  -------------       -------------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
      Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                           --                  --
      Common stock, $.01 par value, 100,000,000 shares authorized; 23,501,433
          (unaudited) and 15,143,216 shares issued and outstanding at June 30, 2000                     235,014             151,432
           and December 31,1999, respectively
      Warrants outstanding                                                                            6,096,704           5,096,704
      Deferred compensation                                                                            (204,134)           (306,200)
      Additional paid-in capital                                                                    258,814,502         105,500,656
      Accumulated deficit                                                                           (81,870,967)        (60,943,806)
                                                                                                  -------------       -------------
      Total shareholders' equity                                                                    183,071,119          49,498,786
                                                                                                  -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 192,189,004       $  62,482,825
                                                                                                  =============       =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)



                                                                      Six Months Ended June 30,        Three Months Ended June 30,
                                                                    ----------------------------      -----------------------------
                                                                         2000            1999             2000             1999
                                                                    ------------     ------------     ------------     ------------
NET REVENUES                                                        $  9,983,245     $  3,055,190     $  5,905,549     $  1,739,416

COST OF REVENUE                                                        2,879,710        1,310,957        1,843,092          629,792
                                                                    ------------     ------------     ------------     ------------

    Gross profit                                                       7,103,535        1,744,233        4,062,457        1,109,624
                                                                    ------------     ------------     ------------     ------------

OPERATING EXPENSES:
    General and administrative                                         5,211,512        2,342,774        2,954,654        1,324,510
    Selling and marketing                                              5,297,684        1,240,528        2,878,953          876,332
    Salaries and benefits                                              5,160,505        1,814,705        2,727,590        1,115,897
    Amortization of CBS advertising                                    9,375,904               --        5,251,707               --
    Depreciation and amortization                                        658,475          614,039          341,020          333,214
    Amortization of goodwill and intangibles                           3,330,569          646,832        1,678,635          638,975
    Reserve for closed stores and leased termination costs                 9,755           47,797            9,755           47,797
                                                                    ------------     ------------     ------------     ------------

        Total operating expenses                                      29,044,404        6,706,675       15,842,314        4,336,725
                                                                    ------------     ------------     ------------     ------------

        Operating loss                                               (21,940,869)      (4,962,442)     (11,779,857)      (3,227,101)

EQUITY IN NET EARNINGS - INVESTMENTS                                   1,253,959        1,122,591          148,622           28,401

OTHER:

    Interest, net                                                       (115,803)        (368,962)         (56,603)        (178,186)
    Other, net                                                            28,407            9,062           28,407           (1,035)
                                                                    ------------     ------------     ------------     ------------

         Loss before minority interest                               (20,774,306)      (4,199,751)     (11,659,431)      (3,377,921)

MINORITY INTEREST                                                       (152,855)        (238,952)         (93,704)         (86,144)
                                                                    ------------     ------------     ------------     ------------

         Net loss                                                   $(20,927,161)    $ (4,438,703)    $(11,753,135)    $ (3,464,065)
                                                                    ============     ============     ============     ============


Basic and diluted loss per common share                             $      (0.93)    $      (0.45)    $      (0.51)    $      (0.32)
                                                                    ============     ============     ============     ============

Weighted average common and common equivalent
shares outstanding - basic and diluted                                22,544,098       10,033,911       23,257,368       10,813,406
                                                                    ============     ============     ============     ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                                                                  Additional
                                                  Common           Paid-in         Warrants
                                                   Stock           Capital        Outstanding
                                               -------------    -------------    -------------
Balance - December 31,1999                     $     151,432    $ 105,500,656    $   5,096,704

Issuance of common stock and common stock
  warrants pursuant to CBS agreement                  66,720      130,037,885        7,114,781

Stock options and warrants exercised                  14,117       19,325,448       (7,114,781)

Issuance of common stock - acquisition                   832        1,164,164               --

Common stock warrants  issued  in connection
   with investment in Movietickets.com                    --               --        1,000,000

Issuance of stock options and warrants for
  services rendered                                       --           75,029               --

Issuance of common stock - payment of
  note payable                                          1,525        1,926,613               --

Issuance of common stock - franchise
   agreement                                           1,000        1,649,000               --

Amortization of employee stock bonuses                    --

Shares repurchased                                      (612)        (864,293)              --

Net loss                                                  --               --               --

                                               -------------    -------------    -------------
Balance - June 30, 2000                        $     235,014    $ 258,814,502    $   6,096,704
                                               =============    =============    =============

[RESTUBBED]

                                                   Deferred        Accumulated
                                                  Compensation       Deficit            Total
                                                 -------------    -------------    -------------
Balance - December 31,1999                       $    (306,200)   $ (60,943,806)   $  49,498,786

Issuance of common stock and common stock
  warrants pursuant to CBS agreement                        --               --      137,219,386

Stock options and warrants exercised                        --               --       12,224,784

Issuance of common stock - acquisition                      --               --        1,164,996

Common stock warrants  issued  in connection
   with investment in Movietickets.com                      --               --        1,000,000

Issuance of stock options and warrants for
  services rendered                                         --               --           75,029

Issuance of common stock - payment of
  note payable                                              --               --        1,928,138

Issuance of common stock - franchise
   agreement                                                --               --        1,650,000

Amortization of employee stock bonuses                 102,066                           102,066

Shares repurchased                                          --               --         (864,905)

Net loss                                                    --      (20,927,161)     (20,927,161)

                                                 -------------    -------------    -------------
Balance - June 30, 2000                          $    (204,134)   $ (81,870,967)   $ 183,071,119
                                                 =============    =============    =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Six Months Ended June 30,
                                                                                                 ----------------------------------
                                                                                                     2000                   1999
                                                                                                 ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                         $(20,927,161)         $ (4,438,703)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
          Amortization of deferred advertising - CBS                                                9,375,904                    --
          Depreciation and amortization                                                             3,989,044             1,260,871
          Equity in earnings, net of return of invested capital                                      (567,747)             (578,548)
          Issuance of stock options and warrants for services rendered                                 75,029               156,373
          Amortization of employee stock bonuses                                                      102,066               102,066
          Recognition of deferred gain                                                                     --                (9,062)
          Provision for bad debts                                                                      54,502                    --
          Provision for inventory obsolescence                                                         18,559                    --
          Amortization of deferred financing costs                                                      4,290               204,756
          Reserve for closed store and lease termination costs                                          9,755                47,797
          Minority interest                                                                           152,855               238,952
          Changes in assets and liabilities:
            Receivables                                                                            (1,371,283)              392,779
            Prepaid expenses                                                                           79,935                33,052
            Merchandise inventories                                                                   (23,910)               73,426
            Other current assets                                                                      (25,986)              (47,765)
            Other assets                                                                               27,746                50,172
            Accounts payable                                                                           45,682              (989,207)
            Accrued professional fees                                                                  (9,626)              (44,233)
            Deferred revenue                                                                           88,828               (17,400)
            Other accrued expenses                                                                    131,318                 2,207
                                                                                                 ------------          ------------
              Net cash used in operating activities                                                (8,770,200)           (3,562,467)
                                                                                                 ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash paid for acquisitions, net of cash received                                             (232,376)           (7,245,544)
        Investment in trademarks                                                                   (1,070,000)                   --
        Capital expenditures, net                                                                  (1,178,810)             (106,165)
        Return of capital from Tekno Books to minority partner                                       (323,668)             (163,620)
                                                                                                 ------------          ------------
              Net cash used in investing activities                                                (2,804,854)           (7,515,329)
                                                                                                 ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net repayments from revolving line of credit                                                       --              (758,917)
        Proceeds from shareholder/officer loan                                                      2,050,000               711,000
        Repayments of shareholder/officer loan                                                             --              (811,000)
        Loan to employee, net                                                                      (1,496,041)                   --
        Net proceeds from issuance of common stock                                                  5,303,030            14,577,334
        Proceeds from exercise of stock options and warrants                                        6,756,283             1,701,814
        Payments to repurchase common stock                                                          (864,905)                   --
        Repayments under capital lease obligations                                                   (263,609)             (244,437)
                                                                                                 ------------          ------------
              Net cash provided by financing activities                                            11,484,758            15,175,794
                                                                                                 ------------          ------------

              Net (decrease) increase in cash and cash equivalents                                    (90,296)            4,097,998

CASH AND CASH EQUIVALENTS, beginning of period                                                      2,475,345               729,334
                                                                                                 ------------          ------------
CASH AND CASH EQUIVALENTS, end of period                                                         $  2,385,049          $  4,827,332
                                                                                                 ------------          ------------
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
        Interest paid                                                                            $    152,843          $    174,472
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

The results of operations and cash flows for the six months ended June 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 2000.

The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)      ACQUISITIONS:

                  (a)      CinemaSource, Inc.:

On May 18, 1999, the Company acquired substantially all of the assets of CinemaSource, Inc. ("CinemaSource"), a privately held company, pursuant to the terms of the Asset Purchase Agreement dated March 29, 1999 for $6.5 million in cash and 436,191 shares of the Company's common stock valued at $12.50 per share. At the closing of the acquisition, the Company directed CinemaSource to transfer the assets sold, on the Company's behalf, to its wholly owned subsidiary, Showtimes.com, Inc. ("Showtimes.com"). The shares of the Company's common stock issued at the time of acquisition were restricted from resale for the first 12 months following the closing of the transaction and are subject to volume limitations regarding resale thereafter. CinemaSource gathers movie data, including showtimes, synopses, photos and trailers, and then licenses this data, in a compiled manner, to Internet companies. CinemaSource licenses this information to more than 200 different outlets, including customers such as Yahoo!, Excite, Go Network, Ticketmaster/CitySearch, Zip2, The New York Times website, usatoday.com, latimes.com, iWon.com, The Washington Post website, the Boston Globe website, the Newsday website, and the websites of Knight Ridder and Advance/Newhouse.

                  (b)      hollywood.com, Inc.:

On May 20, 1999, the Company acquired all of the capital stock of Hollywood Online Inc., ("hollywood.com"), from The Times Mirror Company ("Times Mirror"). The aggregate consideration paid to Times Mirror by the Company consisted of a one-year unsecured promissory note for $1,928,138 and 2,300,075 shares of common stock, which was valued as of the date of the transaction at $12.64 per share. As part of the transaction costs the Company issued 53,452 shares of common stock for services rendered in connection with the acquisition. Hollywood.com owns and operates the Hollywood.com website offering viewers movie information, movie trailers, box office charts, movie soundtracks, photos and exclusive interactive games, celebrity interviews, local movie showtimes, and coverage of movie premieres, film festivals and movie-related events. Hollywood.com has an exclusive contract with the National Association of Theatre Owners ("NATO"). Through this contract, Hollywood.com promotes its website to movie audiences by airing trailers featuring Hollywood.com before the feature films that play in most NATO-member theatres. In exchange, Hollywood.com provides websites for the exhibiting NATO members. The value of this contract was recorded as an intangible asset of $4.6 million and is being amortized over the remaining life of the contract, approximately three years.

                  (c)      Baseline II, Inc.:

On August 31, 1999, the Company purchased substantially all of the motion picture-related data assets of Baseline II, Inc. and Paul Kagan Associates, Inc., which includes the PKBaseline.com website now (called Hollywoodpro.com), several publications, including the Motion Picture Investor newsletter, and a consumer oriented movie website (the "Baseline assets"). PK Baseline is a subscription pay per use website for movie professionals. The aggregate purchase price paid for the Baseline assets consisted of 492,611 shares of common stock valued at $17.81 per share and warrants to purchase an aggregate of 54,735 shares of common stock at an exercise price of $18.27 per share valued at $543,588. The shares of common stock issued in the transaction can not be transferred by the holders for a period of 24 months following the closing of the transaction. The Company is integrating part of the content on the PKBaseline.com website into the Hollywood.com website and continues to operate PKBaseline.com as a business to business subscription service geared to movie professionals.

The acquisitions of CinemaSource, hollywood.com and Baseline II were accounted for under the purchase method of accounting and accordingly, the operating results of CinemaSource, hollywood.com and Baseline have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase prices over the fair value of net assets acquired in 1999 of $48.9 million is being amortized over 10 years.

                  (d)      Broadwaytheater.com, Inc.:

On May 1, 2000, the Company acquired substantially all of the assets of Broadwaytheater.com, Inc., ("BroadwayTheater.com") a privately held company, for $135,000 in cash and 83,214 shares of the Company's common stock valued at $14.00 per share. The seller of Broadwaytheater.com, Inc. has the right to earn up to a maximum of 85,714 additional shares of the Company's common stock if the business meets specified gross profit targets during the three years following the closing of the acquisition. Broadwaytheater.com sells theater tickets online predominately for Broadway and Off-Broadway theater performances, through the Broadway.com website.

This acquisition was accounted for as a purchase and, accordingly, the operating results of Broadwaytheater.com have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of $1.3 million is being amortized over 10 years.

                  (e)      Broadway.com, Inc.:


On January 6, 2000 the Company acquired the web address Broadway.com for a purchase price of $1.6 million; $1 million in cash and 35,294 shares of common stock valued at $17.00 per share. The common stock was issued in 1999 and delivered in anticipation of the January 2000 closing. The Company launched the Broadway.com website on May 1, 2000. In addition to selling tickets to live theater events, the Broadway.com website offers the Web's most comprehensive database of professional theater showtime listings, with listings for more than 2,400 venues around the country and in London, as well as show synopses, cast and crew credits and biographies, digitized show previews and showtunes, a community chat area and interviews.

The purchase price of CinemaSource (a), hollywood.com (b) and Baseline II (c) and Broadwaytheater.com (d) was allocated to assets and liabilities acquired as follows:

                                                        2000(d)       1999(a)(b)(c)
                                                    ------------      ------------
     Tangible assets                                $     35,430      $  2,471,539
     Intangible assets                                        --         4,564,513
     Goodwill                                          1,506,991        39,783,840
     Liabilities assumed                                (145,049)         (519,539)
                                                    ------------      ------------
     Total purchase price                              1,397,372        46,300,353
     Less value of common stock
       and warrants issued                            (1,164,996)      (37,126,671)
     Less value of note issued                                --        (1,928,138)
                                                    ------------      ------------
               Subtotal                             $    232,376      $  7,245,544
                                                    ============      ============

     Paid in cash - purchase price, net of cash     $    205,376      $  6,354,805
     Paid in cash - acquisition costs                     27,000           890,739
                                                    ------------      ------------

     Total cash paid, net of cash acquired          $    232,376      $  7,245,544
                                                    ============      ============


The Company incurred $185,008 in purchase price adjustments during the six months ended June 30, 2000 relating to acquisitions in 1999 which has been included in Goodwill.

The following are unaudited pro forma combined results of operations of the Company, hollywood.com, CinemaSource and Baseline II for the six and three months ended June 30, 1999, as if the acquisitions of hollywood.com, CinemaSource and Baseline II had occurred on January 1, 1999:

                                              Six Months      Three Months
                                                Ended            Ended
                                            June 30, 1999    June 30, 1999
                                            -------------    -------------

     Net Revenues                            $ 4,395,487     $  2,185,327
                                             ===========     ============

     Net Loss                                $(9,178,411)    $ (5,618,674)
                                             ===========     ============

     Pro Forma Diluted Loss  Per Share       $      (.69)    $       (.40)
                                             ===========     ============


     Weighted Average Shares Outstanding      13,262,788       14,042,283
                                             ===========     ============


         These unaudited pro forma combined results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and certain contractual adjustments to salaries. They do not purport to be indicative of the results of operations which actually would have resulted had the acquired companies been under common control prior to the date of the acquisition or which may result in the future. The pre-acquisition results of operations of Broadwaytheater.com are not material to the Company's consolidated results of operations.

 (3)     NOTE RECEIVABLE:

On April 14, 2000, the Compay advanced $1,737,513 to an employee of the Company, former shareholder of CinemaSource, in order for the employee to pay his tax liability relating to the sale of CinemaSource by him to the Company. As of June 30, 2000. $241,472 of the loan has been repaid to the Company leaving a balance of $1,496,041. The loan has a 1 year term, bears interest at prime plus 1% and is secured by shares of Common Stock of the Company owned by the borrower.


 (4)     DEBT:

On May 20, 1999, the Company delivered a $1,928,138 one-year unsecured promissory note of the Company payable to Times Mirror as partial consideration for the acquisition of hollywood.com, Inc. This note was paid on June 16, 2000 by issuing 152,548 shares of common stock valued at approximately $12.64 per share.

During the second quarter of 2000, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President advanced $2,050,000 to the Company to enable the Company to meet its obligation to lend to a former shareholder of CinemaSource funds to pay the shareholder's taxes under the purchase agreement between the Company and the former shareholder of CinemaSource. The loan bears interest at the JP Morgan Bank prime rate of interest.

(5)      OTHER ACCRUED EXPENSES:

Included in other accrued expenses of $1,692,410 at June 30, 2000 is accrued payroll and payroll taxes, accrued vacation, taxes payable, packaging fees payable and accrued expenses.

(6)      COMMON STOCK:

On January 3, 2000, the Company issued 6,672,031 shares of common stock valued at $19.50 per share and a warrant, to purchase 1,178,892 shares of common stock, with an exercise price of $10,937,002 and valued at $7,114,781 as consideration for $100,000,000 of CBS advertising, promotion and content over a seven year period and $5,303,030 in cash. In March 2000 CBS exercised a warrant to acquire an additional approximate 5% equity interest in the Company. The exercise price of these warrants was $10,937,002 consisting of $5,468,501 in cash and $5,468,501 in additional promotional advertising from CBS. The value of the common stock and warrants issued to CBS has been recorded in the balance sheet as deferred advertising and is being amortized over each related contract year.

On February 8, 2000 the Company issued 100,000 shares of common stock valued at $1,650,000 in order to reacquire territorial rights as per a franchise agreement. The Company closed its retail operations in December 1999 and $1,650,000 was accrued for in the accompanying December 31, 1999 consolidated balance sheet as accrued reserve for closed stores.

On May 1, 2000, the Company acquired substantially all the assets of Broadwaytheater.com for cash and 83,214 shares of common stock valued at $14.00 per share.

On June 16, 2000, the Company issued 152,548 shares of common stock valued at approximately $12.64 per share in order to pay-off an unsecured promissory note payable to Times Mirror Company.

In 1998, the Company's Board of Directors approved a plan for the repurchase of the Company's common stock. Pursuant to the plan, during the six months ended June 30, 2000 the Company repurchased 61,200 shares of its common stock for an aggregate consideration of $864,905, or an average purchase price of $14.13 per share.

During the six months ended June 30, 2000, the Company issued 1,411,624 shares of common stock upon the exercise of outstanding stock options and warrants, for which the Company received $6,756,283 in cash exercise proceeds and $5,468,501 in additional promotional advertising from CBS.

(7)      INVESTMENTS:

         (a) NETCO PARTNERS:

The Company owns a 50% interest in a joint venture called NetCo Partners. The Company records its investment under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Net Earnings - Investments. NetCo Partners is engaged in the licensing of entertainment properties. NetCo Partners has entered into numerous licensing agreements, including book publishing agreements with The Berkley Publishing Group, Books on Tape, Inc. and various foreign publishers, and ABC television mini-series agreement. NetCo Partners recognizes revenues pursuant to these contracts when the earnings process has been completed based on the terms of the various contracts and at the point where ultimate collection of such revenue is no longer subject to significant contingencies such that collection is substantially assured.

The revenues, gross profit and net income of NetCo Partners for the six and three months ended June 30, 2000 and 1999 are presented below:

                           Six Months Ended June 30,          Three Months Ended June 30,
                  -------------------------------------- -----------------------------------
                           2000                1999               2000               1999
                  ----------------- -------------------- ---------------- ------------------

Revenues                $3,072,773           $2,755,870         $455,647            $66,898
Gross Profit             2,575,918            2,238,158          373,569             56,094
Net Income               2,593,476            2,245,181          382,802             56,802

The revenues, gross profit and net income of NetCo Partners for the three months ended June 30, 2000 is principally attributable to delivery of the manuscripts for various young adult novels in the Tom Clancy's NetForce series of books to the publisher.

As of June 30, 2000, NetCo Partners has $1,800,191 in accounts receivable. Management of NetCo Partners believes that these receivables will be collected in full and no reserves have been established.

NetCo Partners' deferred revenues, consisting of cash advances received but not yet recognized as income, amounted to $767,584 as of June 30, 2000.

As of June 30, 2000, the Company has received cumulative profit distributions from NetCo Partners since its formation totaling $4,433,153, in addition to reimbursement of substantially all amounts advanced by the Company to fund the operations of NetCo Partners.

(b)      MOVIETICKETS.COM, INC.:

The Company entered into a joint venture agreement on February 2, 2000 with the movie theater chains AMC Entertainment Inc. and National Amusements, Inc. to form MovieTickets.com,Inc. Each partner owned one-third of the MovieTickets.com, Inc. ("MovieTickets.com") joint venture at June 30, 2000. The Company records its investment under the equity method of accounting, recognizing one-third of MovieTickets.com income or loss as equity in net earnings - investments. For the six months ended June 30, 2000, the Company recorded a loss of $42,779 in its investment in MovieTickets.com. The MovieTickets.com website which launched in late May, 2000 allows users to purchase movie tickets online. At June 30, 2000, the Company contributed $200,000 in cash to MovieTickets.com and issued warrants to acquire 90,573 shares of common stock valued at $1,000,000.

(8)      LOSS PER COMMON SHARE:

Basic loss per common share is computed by dividing net loss, after deducting dividends applicable to preferred stock, by the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share for the six and three months ended June 30, 2000 and 1999:

                                     Six Months Ended June 30,          Three Months Ended June 30,
                                      2000              1999              2000               1999
                                 -------------     -------------     -------------     -------------
Net Loss                         $(20,927,161)     $ (4,438,703)     $(11,753,135)     $ (3,464,065)
Preferred Stock Dividends                --             (91,460)             --               7,802
                                 ------------      ------------      ------------      ------------
Net Loss Available to Common     $(20,927,161)     $ (4,530,163)     $(11,753,135)     $ (3,456,263)
Shareholders
Weighted Average Shares
Outstanding                        22,544,098        10,033,911        23,257,368        10,813,406
                                 ------------      ------------      ------------      ------------
Basic and Diluted Loss per
Share                            $      (0.93)     $      (0.45)     $      (0.51)     $      (0.32)
                                 ============      ============      ============      ============


Inclusion of convertible preferred shares as dilutive securities would have an antidilutive effect on the loss per share calculation. Accordingly, these shares have been excluded from the calculation for the six and three months ended June 30, 2000 and 1999. Options and warrants to purchase 3,992,850 shares of common stock at exercise prices ranging from $0.01 to $23.00 per share were also not included in the computation of loss per share for the six months ended June 30, 2000 because the result would be antidilutive.

(9)      SEGMENT REPORTING:

The Company has six reportable segments: Internet ad sales, business to business, ticketing, e-commerce, retail, and intellectual properties. The Internet ad sales segment sells advertising on the Hollywood.com, Broadway.com and Hollywood.com international websites. The business to business segment licenses entertainment content and data and includes the divisions CinemaSource (which licenses movie showtimes and content), EventSource (which licenses local event data) and TheaterSource (which licenses live theater showtimes and content) to Internet and media companies. The ticketing segment sells tickets to live theater events for Broadway, off-Broadway and London's West End on the Internet. E-commerce sells entertainment related merchandise over the Internet. The retail segment operated retail studio stores that sold entertainment-related merchandise. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media, including books, film and television.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, interest, and nonrecurring gains and losses to budgeted amounts.

The following table illustrates the financial information regarding the Company's reportable segments.

                                 Six Months Ended June 30,          Three Months Ended June 30,
                           ---------------------------------    ---------------------------------
                                  2000              1999               2000              1999
                           ----------------  ---------------    -----------------  --------------
Net Revenues:

Internet Ad Sales            $  4,868,499      $    712,195      $  2,558,144      $    712,195
Business to Business            2,356,349           197,526         1,353,841           197,526
Ticketing                       1,360,850              --           1,360,850              --
E-Commerce                        446,043           182,029           144,309           104,121
Retail                             23,370           935,663            23,370           238,763
Intellectual Properties           928,134         1,027,777           465,035           486,811
Other                                --                --                --                --
                             ------------      ------------      ------------      ------------
                             $  9,983,245      $  3,055,190      $  5,905,549      $  1,739,416
                             ============      ============      ============      ============

Gross Profit:

Internet Ad Sales            $  4,388,861      $    646,680      $  2,336,580      $    646,680
Business to Business            2,217,429           183,684         1,274,985           183,684
Ticketing                         212,476              --             212,476              --
E-Commerce                         11,259            28,738            45,524            19,591
Retail                               --             269,764              --              40,112
Intellectual Properties           273,510           615,367           192,892           219,557
Other                                --                --                --                --
                             ------------      ------------      ------------      ------------
                             $  7,103,535      $  1,744,233      $  4,062,457      $  1,109,624
                             ============      ============      ============      ============

Operating Income (Loss):

Internet Ad Sales (a)        $(15,600,589)         (550,372)     $ (8,437,024)     $   (550,372)
Business to Business              122,306            76,790            75,830            76,790
Ticketing                         125,401              --             125,401              --
E-Commerce                     (1,384,155)         (492,636)         (743,119)         (283,764)
Retail                            (42,058)       (1,401,828)          (13,653)         (608,730)
Intellectual Properties           141,072           416,767           130,118           105,024
Other                          (5,302,846)       (3,011,163)       (2,917,410)       (1,966,049)
                             ------------      ------------      ------------      ------------
                             $(21,940,869)     $ (4,962,442)     $(11,779,857)     $ (3,227,101)
                             ============      ============      ============      ============

Depreciation and Amortization:

Internet Ad Sales            $  1,311,817      $    225,301      $    666,150      $    225,301
Business to Business               54,054             1,956            29,234             1,956
Ticketing                            --                --                --                --
E-Commerce                          8,178              --               4,572              --
Retail                               --             167,996              --              84,595
Intellectual Properties             3,780             2,540             1,575             1,314
Other                           2,611,215           863,078         1,318,124           659,023
                             ------------      ------------      ------------      ------------
                             $  3,989,044      $  1,260,871      $  2,019,655      $    972,189
                             ============      ============      ============      ============

Interest, net:

Internet Ad Sales            $      8,984      $       --        $      8,299      $       --
Business to Business                  779              --                 243              --
Ticketing                            --                --                --                --
E-Commerce                           --                --                --                --
Retail                             85,400           300,488            46,220           145,289
Intellectual Properties            (3,812)           (1,989)           (1,865)             (905)
Other                              24,452            70,463             3,706            33,802
                             ------------      ------------      ------------      ------------
                             $    115,803      $    368,962      $     56,603      $    178,186
                             ============      ============      ============      ============

Capital Expenditure:

Internet Ad Sales            $    893,850      $     22,490      $    626,294      $     22,490
Business to Business              130,735                --            58,752                --
Ticketing                              --                --                --                --
E-Commerce                         12,378            65,058             2,308                --
Retail                                 --                --                --                --
Intellectual Properties             5,188                --                --                --
Other                             136,659            18,617            66,844                --
                             ------------      ------------      ------------      ------------

                             $  1,178,810      $    106,165      $    754,198      $     22,490
                             ============      ============      ============      ============

(a) Includes $9,375,904 and $5,251,707 in amortization of non-cash CBS advertising for the six and three months ended June 30,2000, respectively.

(10)     USE OF ESTIMATES:

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant estimates include management's estimate that accounts receivable of NetCo Partners as of June 30, 2000 will be collected in full, and that no reserve for uncollectible accounts is necessary (see Note 7).

(11)     COMMITMENTS AND CONTINGENCIES:

Litigation - The Company is a party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse impact on the Company's financial condition or results of operations.

(12)     RECLASSIFICATION:

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 classification.

(13)     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
         ACTIVITIES:

For the Six Months ended June 30, 2000:

o The Company issued 100,000 shares of common stock, valued at $1,650,000. This amount was accrued for at December 31, 1999 in accrued reserve for closed stores.
o Warrants to acquire 90,573 shares of common stock valued at $1.0 million were issued in connection with the Company's investment in MovieTickets.com, Inc.
o The Company recorded $5,468,501 in deferred advertising in connection with the exercise of warrants by CBS.
o    Capital lease transactions totaled $30,349.
o A note payable for $1,928,138 was paid by issuing 152,548 shares of common stock valued at approximately $12.64 per share.

For the Six Months ended June 30, 1999:

o The Company recorded the conversion of $5,784,773 of Series A,B,C,D, and D-2 Preferred Stock into 1,472,419 shares of common stock.
o Non-cash dividends on its Series A,B,C,D and D-2 Convertible Preferred Stock in the amount of $83,657 were recorded, of which $79,808 was paid through the issuance of 6,675 shares of common stock.
o    Capital lease transactions totaled $56,068.
o The Company issued 2,500 shares of restricted stock valued at $46,250 as an incentive stock bonus to an officer.

(14) ACCRUED RESERVE FOR CLOSED STORES :

The Company recorded a liability for estimated cost of early lease terminations and other costs related to the closure of the Company's brick and mortar retail operations of $2,366,432 at December 31, 1999. During 2000 $1,650,000 of the liability was satisfied, see Note 6. The balance in accrued reserve for closed stores at June 30, 2000 was $744,778.

ITEM 2.     MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Hollywood.com, Inc. (the "Company") which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth, acquisition, and divestiture strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. Factors that may affect the Company's results include, but are not limited to, our continuing operating losses and accumulated deficit, our limited operating history, the need for additional capital to finance our operations, the need to manage our growth and integrate new businesses into the Company, our ability to develop strategic relationships, our ability to compete with other Internet companies, technology risks and the general risk of doing business over the Internet, future government regulation, dependence on our founders, the interests of our largest shareholder, Viacom Inc. (formerly CBS Corporation), and accounting considerations related to our strategic alliance with Viacom. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Introduction

         We are an entertainment-focused Internet company that offers widely recognized brands and one of the broadest and deepest collections of entertainment content data and related information in the industry. We also continue to operate the intellectual property business from which our Company has expanded and evolved. Our Internet business generates revenues through the sale of advertising on Hollywood.com and Broadway.com, the business-to-business syndication of our content to other Internet companies including such companies as Yahoo!, Go Network, AOL Digital Cities, Excite, Ticketmaster/CitySearch and Zip2, and the sale of merchandise throughout our family of entertainment-related websites. Our existing businesses, Hollywood.com, Broadway.com, CinemaSource, EventSource, TheaterSource and Baseline, provide in-depth entertainment information, including movie and theater descriptions and reviews, showtime and live theater listings, entertainment news and an extensive multimedia library. In January 2000 we entered into a seven-year agreement with CBS Corporation providing for $100 million of advertising and promotion of the Hollywood.com website and $5.3 million in cash in exchange for an approximate 30% equity interest in the Company. In March 2000 CBS Corporation exercised a warrant to acquire an additional approximate 5% equity interest in the Company for $5,468,501 in cash and $5,468,501 in additional promotional advertising. CBS Corporation merged with and into Viacom Inc. in May 2000.

Internet Businesses

         HOLLYWOOD.COM. Hollywood.com is a premier entertainment related website featuring over one million pages of in-depth movie, television and music content, including movie descriptions and reviews, digitized movie trailers and photos, movie showtime listings, entertainment news, box office results, interactive games, movie soundtracks, television listings, concert information, celebrity profiles and biographies, comprehensive coverage of entertainment awards shows and film festivals and exclusive video coverage of movie premieres. Hollywood.com is established on the Internet as a leading entertainment website with approximately 221.5 million page impressions recorded during the three months ended June 30, 2000.

         We sell banner advertising and sponsorships on Hollywood.com through an internal advertising sales force and through relationships with outside advertising firms. Some of our recent advertisers include Microsoft, Toyota, Universal Studios, eBay, P&G, iVillage, Visa, M&Ms, Destination Films, New Line Cinema, JC Penny, US Army, Nissan and Women.com.

         We promote the Hollywood.com website through our strategic relationships with CBS and the National Association of Theatre Owners. Through exclusive contracts with the NATO and over 85 of its member theater exhibitors, we promote the Hollywood.com website to movie audiences by airing trailers about Hollywood.com before feature films that play in participating theaters and by displaying posters and other promotional materials in those theaters. In exchange, we develop and maintain websites for many of the theater exhibitors that feature their movie showtimes.

         In January 2000 we entered into a strategic, seven-year relationship with CBS that provides for extensive promotion of the Hollywood.com website. CBS has agreed to provide Hollywood.com with $100,000,000 of promotion across its full range of media properties, including the CBS television network, CBS owned and operated television stations, CBS cable networks, Infinity Broadcasting Corporation's radio stations and outdoor billboards, CBS Internet sites and CBS syndicated television and radio programs. To supplement our internal sales efforts, we also have the right to reallocate a portion of each year's promotional budget and require CBS to sell up to $1.5 million of advertising on the Hollywood.com and Broadway.com websites. CBS has agreed to include the Hollywood.com website in all advertising sale programs and presentations that are appropriate for the sale of advertising on the website. We will pay an 8% commission on any additional advertising revenues generated by CBS for us in excess of the $1.5 million guaranteed amount selected by us each year.

         BROADWAY.COM. We launched the Broadway.com website on May 1, 2000. Broadway.com features theater showtimes for virtually all professional live theater venues in the U.S. as well as London's West End and hundreds of college and local live theater venues; the ability to purchase Broadway, Off-Broadway and West End theater tickets online; the latest theater news; interviews with stage actors and playwrights; opening-night coverage; original theater reviews; and video excerpts from selected shows. The Broadway.com website also offers current box office results, show synopses, cast and crew credits and biographies, digitized show previews, digitized showtunes and an in-depth Tony Awards(R) area. Broadway.com also offers a community chat area for users to chat with fellow users, stage actors, playwrights and reviewers about Broadway and live theater from around the country and worldwide. Broadway.com generates revenue from advertising sales, ticket sales and syndication of content to other Internet companies.

         HOLLYWOOD.COM INTERNATIONAL. We have entered into and are pursuing several strategic relationships geared toward leveraging the Hollywood.com brand internationally. We entered into an agreement with AOL Latin America (a venture between AOL and Cisneros) in late 1999 pursuant to which we agreed to launch Portuguese and Spanish versions of the Hollywood.com website to be promoted on AOL in countries throughout Latin America. We launched the br.hollywood.com Portuguese-language website in Brazil in November 1999 and the mx.hollywood.com and ar.hollywood.com Spanish-language websites in Mexico and Argentina in May 2000. These websites are tailored to the local movie-going audience and feature much of the same content that is on Hollywood.com, including daily entertainment news, movie descriptions and reviews, movie previews, movie soundtracks, celebrity profiles and biographies and interactive games. Each of these websites are featured and promoted on the entertainment channels of both AOL Latin America and El Sitio.com, a Latin American-based Internet portal.

The Company has entered into an agreement in principle to form a strategic partnership to distribute Hollywood.com content, in the Chinese language, throughout China on all new Legend personal computers along with Legend's new Chinese-language portal, FM365.com. Legend's market share of personal computers sales in China has climbed steadily to over 27%. Subsequent to June 30, 2000 the Company launched China.Hollywood.com.

The Company has also entered into an agreement in principle to form a strategic partnership to distribute Hollywood.com content across British Telecom's multiple Internet platforms, including narrowband ISP, broadband DSL access and wireless WAP technologies, throughout the United Kingdom.

         CINEMASOURCE. CinemaSource is the largest supplier of movie showtimes to the Internet and compiles movie showtimes for every movie theater in the United States and Canada, representing approximately 36,000 movie screens. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 200 different Internet sites and media outlets, including Yahoo!, Excite, Go Network, Ticketmaster/CitySearch, Zip 2, NBCi, The New York Times website, usatoday.com, latimes.com, iWon.com, The Washington Post website, the Boston Globe website, and the Newsday website.

         In addition, CinemaSource recently expanded its syndication business to include entertainment news, movie reviews, and celebrity biographies. In addition to charging guaranteed amounts for the data that it provides to its customers, CinemaSource often shares in the advertising revenue generated by its customers in connection with the data.

         EVENTSOURCE. We launched the EventSource business in mid-1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and live theater. EventSource entered into an agreement with AOL's Digital Cities in April 2000 to provide event listings for up to 200 cities nationwide. In addition to Digital Cities, other EventSource customers include the websites of The New York Times and Knight Ridder.

         BASELINE. We own and operate the PKBaseline.com website (now called Hollywoodpro.com), a pay-per-use website geared to movie professionals, which we acquired from media analyst Paul Kagan. The Baseline business maintains one of the most comprehensive movie and television-related databases and has been in operation for over 15 years. The PKBaseline.com website is a comprehensive database of information on over 67,000 films and television programs, as well as biographies on over one million entertainment industry professionals. This rich, interactive database is accessible online to our subscribers and includes credits, synopses, reviews and box office statistics. Baseline continuously tracks production, distribution, and exhibition of feature films worldwide, including box office projections, budgets, and trends. Baseline customers include major movie studios, investment banks, news agencies, consulting firms and other professionals in the entertainment industry.

         HOLLYWOOD.COM STUDIO STORE. Our online studio store located at shopping.hollywood.com is one of the world's largest online movie studio stores. The studio store features a product line of branded licensed merchandise including toys, apparel, video games, art, collectibles, movie posters, housewares, accessories, costumes, games, high tech merchandise and media items. We currently offer approximately 2,500 different products for sale in the studio store and our strategy is to make the website a one-stop shopping experience for anyone seeking entertainment merchandise. We cross-promote the Hollywood.com studio store to movie and entertainment enthusiasts through banners and links on our other websites and the website is promoted on over 12,000 affiliate websites, including latimes.com, usatoday.com, Yahoo!, Excite, nj.com and others. We also offer for sale a comprehensive collection of merchandise related to current and classic Broadway shows through the Broadway.com website.

         New Internet Properties.

         We plan to leverage our established entertainment Internet platform to launch additional entertainment-related Internet businesses, which we expect to significantly increase our ability to generate revenues primarily from advertising and syndication. Recent examples of this strategy include the launch of Broadway.com, MovieTickets.com, Mx.hollywood.com and ar.hollywood.com.

         MOVIETICKETS.COM. MovieTickets.com, a joint venture among Hollywood.com, AMC Entertainment Inc., and National Amusements, Inc was launched in late May 2000. Each of Hollywood.com, AMC Entertainment Inc. and National Amusements, Inc. owns one-third of the equity of MovieTickets.com, Inc. and the joint venture has entered into an agreement in principle for Viacom Inc. to acquire a five percent interest. MovieTickets.com will be promoted through on-screen advertising in each participating exhibitor's movie screens and through $25 million of CBS advertising and promotion over the next five years. MovieTickets.com's current exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc and Marcus Theaters and several regional exhibitors. These exhibitors operate theaters located in all of the top ten markets and approximately 70% of the top 50 markets in the United States. AMC Entertainment Inc. is the largest movie theater in the United States based on box office sales and Famous Players generates approximately half of all box office sales in Canada. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at "will call" windows or ATM machines at theaters. The website also features movie content from Hollywood.com for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. We expect the website to generate a significant majority of its revenues from the sale of advertising, and may generate additional revenues from service fees charged to users for the purchase of tickets.

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

         Tekno Books also owns a 50% interest in Mystery Scene Magazine, a trade journal of the mystery genre of which Dr. Greenberg is co-publisher. During 1995, the Company directly acquired an additional 25% interest in the magazine. As an example of one of the many synergistic opportunities between the Company's Internet and publishing businesses, the Company is currently working to develop an area on the Hollywood.com website initially dedicated to mysteries.

Results of Operations

The following table summarizes the Company's net revenues, cost of revenues and gross profit by business segment for the six months ended June 30, 2000 ("Y2-00") and 1999 ("Y2-99") and the three months ended June 30, 2000 ("Q2-00")
and 1999 ("Q2-99"), respectively:

                     Internet       Business                          E-        Intellectual
                     Ad Sales      to Business     Ticketing       Commerce      Properties       Retail         Total
                    ------------   ------------   ------------   ------------   ------------   ------------  -------------
Y2-00

Net Revenues         $4,868,499     $2,356,349     $1,360,850     $  446,043     $  928,134     $   23,370     $9,983,245
Cost of Revenues        479,638        138,920      1,148,374        434,784        654,624         23,370      2,879,710
                     ----------     ----------     ----------     ----------     ----------     ----------     ----------
Gross Profit         $4,388,861     $2,217,429     $  212,476     $   11,259     $  273,510     $     --       $7,103,535
                     ==========     ==========     ==========     ==========     ==========     ==========     ==========



Y2-99

Net Revenues         $  712,195     $  197,526     $     --       $  182,029     $1,027,777     $  935,663     $3,055,190
Cost of Revenues         65,515         13,842           --          153,291        412,410        665,899      1,310,957
                     ----------     ----------     ----------     ----------     ----------     ----------     ----------
Gross Profit         $  646,680     $  183,684     $     --       $   28,738     $  615,367     $  269,764     $1,744,233
                     ==========     ==========     ==========     ==========     ==========     ==========     ==========



Q2-00

Net Revenues         $2,558,144     $1,353,841     $1,360,850     $  144,309     $  465,035     $   23,370     $5,905,549
Cost of Revenues        221,564         78,856      1,148,374         98,785        272,143         23,370      1,843,092
                     ----------     ----------     ----------     ----------     ----------     ----------     ----------
Gross Profit         $2,336,580     $1,274,985     $  212,476     $   45,524     $  192,892     $     --       $4,062,457
                     ==========     ==========     ==========     ==========     ==========     ==========     ==========



Q2-99

Net Revenues         $  712,195     $  197,526     $     --       $  104,121     $  486,811     $  238,763     $1,739,416
Cost of Revenues         65,515         13,842           --           84,530        267,254        198,651        629,792
                     ----------     ----------     ----------     ----------     ----------     ----------     ----------
Gross Profit         $  646,680     $  183,684     $     --       $   19,591     $  219,557     $   40,112     $1,109,624
                     ==========     ==========     ==========     ==========     ==========     ==========     ==========



NET REVENUES

Total net revenues for the six months ended June 30, 2000 and 1999 were $9,983,245 and $3,055,190, respectively. Net revenues increased $6,928,055 or 227% from Y2-99 to Y2-00. Net revenue for the three months ended June 30, 2000 increased to $5,905,549 from $1,739,416 for the three months ended June 30,1999, an increase of $4,166,133 or 240%. Net revenues increased in both periods predominately due to increases in revenues from the Company's Internet ad sales, business to business, and ticketing segments. The Company acquired the businesses that generate Internet ad sales revenues and business to business revenues in May and August of 1999. In addition, on May 1, 2000 the Company acquired a company that sells live theater tickets over the Internet which was integrated into the Broadway.com website.

Internet ad sales revenue for Y2-00 increased to $4,868,499 from $712,195 for Y2-99, an increase of $4,156,304; and increased $1,845,949 or 259% from $712,195 for Q2-99 to $2,558,144 for Q2-00. Internet ad sales revenue is derived from the sale of banner advertisements and sponsorships on the Hollywood.com and Broadway.com websites.

The Hollywood.com website was acquired by the Company on May 20, 1999 and the Broadway.com website was launched by the Company on May 1, 2000. Barter transactions that generate non-cash advertising revenue, (included in Internet ad sales revenues), in which the Company received advertising or other services in exchange for content or advertising on its websites was $808,776 for Y2-00 and $558,946 for Q2-00 and accounted for 8.1% and 9.4% of total net revenue for Y2-00 and Q2-00, respectively. Barter transactions related to advertising revenue accounted for less than 1% of total net revenue for Y2-99 and Q2-99. In future periods, management intends to maximize cash advertising revenue, although the Company will continue to enter into barter relationships when deemed appropriate as a cashless method for the Company to market its business.

The Company also records barter income earned under a contract with the National Association of Theatre Owners ("NATO"), which the Company acquired through its acquisition of hollywood.com on May 20,1999. This income is included in internet ad sales revenue. Through the NATO contract, the Company promotes its website to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before the feature films that play in most NATO-member theaters. In exchange, the Company provides websites for the exhibiting NATO members, promotional materials and movie information, advertising and editorial content. The Company recorded $1,490,875 and $745,437 in promotional non-cash revenue and non-cash expense under the NATO contract for Y2-00 and Q2-00, respectively. Barter income recorded accounted for 15% and 13% of total net revenue for Y2-00 and Q2-00, respectively. In Y2-99 and Q2-99 the Company recorded $422,415 in revenue or 14% and 24% of total net revenue, respectively.

Business to business revenue for Y2-00 increased to $2,356,349 from $197,526 for Y2-99, an increase of $2,158,823, and increased $1,156,315 to $1,353,841 for
Q2-00 from $197,526 for Q2-99. Business to business revenue is generated by the licensing of movie, event and theater showtimes and other content information to other Internet companies including Yahoo!, Excite, Zip2, NBCi, Go Network, and usatoday.com. The Company acquired the business to business operations of CinemaSource and Baseline on May 18, 1999 and August 31, 1999, respectively.

Ticketing revenue for Y2-00 and Q2-00 was $1,360,850. Ticketing revenue is generated from the sales of live theater tickets for Broadway, Off-Broadway and London's West End on the Internet. The Company acquired Broadwaytheater.com on May 1, 2000. Tickets can be purchased on the Broadway.com website.

E-commerce revenue increased $264,014 or 145% from $182,029 for Y2-99 to $446,043 for Y2-00 and increased $40,188 or 39% from $104,121 for Q2-99 to
$144,309 for Q2-00. Revenue increased due to improved product promotion through the Company's relationship with CBS, other affiliate relationships, and increased traffic on the website.

Revenues from the Company's intellectual properties segment decreased $99,643 or 9.7% to $928,134 for Y2-00 from $1,027,777 for Y2-99 and decreased $21,776 or
4.5% from $486,811 for Q2-99 to $465,035 for Q2-00. The decrease in revenues is attributable to a lesser number of manuscripts being delivered for Y2-00 and Q2-00 as compared to Y2-99 and Q2-99. The intellectual properties division generates revenues from several different activities including book development and licensing, intellectural property licensing, and publishing Mystery Scene Magazine. Revenues vary quarter to quarter dependent on the various stages of the book projects. Revenues are recognized when ultimate collection of such revenues is no longer subject to contingencies.

Retail revenues decreased from $935,663 for Y2-99 to $23,370 for Y2-00 and from $238,763 for Q2-99 to $23,370 for Q2-00. The revenue recognized in Y2-00 and Q2-00 represents proceeds received for the liquidation of inventory remaining after the closure of all the brick and mortar locations in December 1999.

COST OF REVENUE

Cost of revenue increased to $2,879,710 for Y2-00 from $1,310,957 for Y2-99. As a percentage of net revenues, cost of revenues was 29% for Y2-00 and 43% for Y2-99. The increase in the cost of revenues was primarily the result of increased Internet ad sales, increased business to business revenues, the addition of ticketing revenues offset by decreased retail revenues which generate lower gross margins. As a percentage of net revenue, cost of revenue was 31% and 36% for Q2-00 and Q2-99, respectively. Cost of revenues consists of the cost of products sold over the Internet, including shipping and handling costs, for the Company's e-commerce and ticketing segments. For the Internet ad sales segment and business to business segment cost of revenues includes commissions due to ad agencies, ad rep firms and other third parties for revenue generated. Cost of revenue for the Company's intellectual properties segment includes fees and royalties paid to authors and co-editors.

EQUITY IN NET EARNINGS - INVESTMENTS

Equity in net earnings of investments consists of the Company's 50% interest in NetCo Partners and one-third interest in MovieTickets.com,Inc. The Company's equity in net earnings of investments increased by 11.7% or $131,368 to $1,253,959 for Y2-00 from $1,122,591 for Y2-99. Equity in net earnings of investments increased $120,221 from $28,401 for Q2-99 to $148,622 for Q2-00. On book projects, as it relates to NetCo Partners, revenues are typically recognized upon delivery of the manuscripts to the publishers. Equity in earnings increased because more manuscripts were delivered in Y2-00 and Q2-00 than in Y2-99 and Q2-99. This increase was offset by the recognition of $42,779 in losses generated by MovieTickets.com,Inc. for Y2-00 and Q2-00. MovieTickets.com,Inc. began its operations in late May 2000.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $2,868,738 or 122% to $5,211,512 for Y2-00 from $2,342,774 for Y2-99 and $1,630,144 or 123% to $2,954,654 for Q2-00 from $1,324,510 for Q2-99. This increase is primarily attributable to the acquisition of three Internet businesses in May and August of 1999 and expenses relating to the launch and operations of Broadway.com as well as the Hollywood.com international websites during Q2-00. General and administrative expenses for Y2-99 and Q2-99 only reflect five weeks of general and administrative expenses relating to the Internet businesses acquired in 1999 as compared to Y2-00 and Q2-00, which include six months and three months of expenses, respectively from the Internet businesses acquired in 1999 plus the expenses associated with the additional websites launched and operated in 2000.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $4,057,156 or 327% to $5,297,684 for Y2-00 from $1,240,528 for Y2-99 and increased $2,002,621 or 229% to $2,878,953 for Q2-00 from $876,332 for Q2-99.
Included in selling and marketing are non-cash barter transactions of $2,299,651 and $642,415 for Y2-00 and Y2-99, respectively and $1,304,383 and $422,415 for
Q2-00 and Q2-99, respectively. Barter transactions accounted for approximately 43% and 52% of selling and marketing expense for Y2-00 and Y2-99, respectively and 45% and 48% for Q2-00 and Q2-99, respectively. Excluding non-cash barter transactions, the increase in selling and marketing expense of $2,399,920 from Y2-99 to Y2-00 and $1,120,653 from Q2-99 to Q2-00 is primarily the result of increased advertising on radio, television, online and outdoor for the Company's Internet ad sales and e-commerce segments and additional advertising related to the launch of Broadway.com on May 1, 2000. In addition, the Company incurred production costs associated with advertising on CBS's media properties. The Company and CBS entered into a seven year agreement in January 2000 therefore there were no comparable costs in Y2-99 and Q2-99.

SALARIES AND BENEFITS. Salaries and benefits increased $3,345,800 or 184% to $5,160,505 for Y2-00 from $1,814,705 for Y2-99 and increased $1,611,693 or 144%
to $2,727,590 for Q2-00 from $1,115,897 for Q2-99. This increase is attributable to the addition of three Internet businesses in May and August of 1999, the launch of four websites during the second quarter of 2000 and an increase in the infrastructure to support the growth of the Company.

AMORTIZATION. Amortization of goodwill and intangibles was $3,330,569 and $646,832 for Y2-00 and Y2-99, respectively and $1,678,635 and $638,975 for Q2-00 and Q2-99, respectively. The increase in amortization is attributable to goodwill and intangibles recorded with the three Internet businesses acquired in May and August of 1999 and the ticketing company acquired on May 1, 2000.

Amortization of CBS advertising relating to the Company's agreement with Viacom was $9,375,904 for Y2-00 and $5,251,707 for Q2-00. Under the Company's agreement with Viacom, the Company issued shares of Common Stock and warrants in consideration for CBS's advertising and promotional efforts over seven years across its full range of media properties. The value of the common stock and warrants issued to CBS has been recorded in the balance sheet as deferred advertising and is being amortized over each related contract year. The agreement with Viacom closed on January 4, 2000; therefore there is no comparable expense for the period Y2-99 and Q2-99.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $658,475 for Y2-00 and $614,039 for Y2-99 and $341,020 for Q2-00 and $333,214 for Q2-99. The
increase in depreciation and amortization expense is attributable to the increase in capital expenditures to support the websites launched during Q2-00, additional capital expenditures required to support the growth in traffic on the Company's websites and additional equipment required for the expansion of the business to business segment.

INTEREST EXPENSE, NET. Interest expense, net for Y2-00 was $115,803 compared to $368,962 for Y2-99 and $56,603 for Q2-00 as compared to $178,186 for Q2-99. The decrease is primarily attributable to an increase in interest income earned on a higher average balance of cash and a decrease in interest paid on the Company's capital lease obligations and inventory line of credit as it relates to the Company's retail operations that were closed in December 1999.

NET LOSS

The Company generated a net loss of $20,927,161 for Y2-00 as compared to a net loss of $4,438,703 for Y2-99, an increase of $16,488,458 or 371%. For Q2-00 the net loss increased by $8,289,070 or 239% from $3,464,065 for Q2-99 to $11,753,135 for Q2-00. A significant portion of the increased loss for Y2-00 and Q2-00 is amortization of non-cash CBS advertising and amortization of goodwill and intangibles attributable to the acquisition of three Internet businesses in 1999 and an online theater ticketing business in 2000. These non-cash expenses were $12,706,473 for Y2-00 and $6,930,342 for Q2-00 as compared to $646,832 for
Y2-99 and $638,975 for Q2-99.Net loss for Y2-00 compared to Y2-99 excluding amortization of CBS advertising and goodwill and intangibles was $8,220,688 for Y2-00 as compared to $3,791,871 for Y2-99 and $4,822,793 for Q2-00 as compared to $2,825,090 for Q2-99. On a per share basis, the loss per common share increased by $.48 from ($.45) for Y2-99 to ($.93) for Y2-00, while the loss per common share increased by $.19 from ($.32) for Q2-99 to ($.51) for Q2-00. If non-cash amortization of CBS advertising and goodwill and intangibles are excluded from the loss per share calculation then loss per share for Q2-00 decreased by $.05 to ($.21) for Q2-00 from ($.26) for Q2-99.

The Company has made several modifications to its initial business plan in an effort to reverse its losses. During 1999, the Company closed its brick and mortar retail operations and focused on its Internet business. The Company acquired three Internet businesses in 1999 and one in 2000. The Company is evaluating the operations of all its new Internet businesses and is working toward achieving economies of scale among all its operations to result in reduced general and administrative expenses and salaries and benefits.

The Company is presently focusing its resources on the expansion of its Internet business. The Company plans to expand its Internet operations, both through acquisitions and strategic alliances and through internal development. While the Company believes that these measures will ultimately reverse its operating losses, there can be no assurances that for the foreseeable future the revenues generated by the Internet operations and the intellectual properties division will be sufficient to offset the associated expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000 the Company had cash and cash equivalents of $2,385,049 and working capital of $22,963,341 compared to cash and cash equivalents of $2,475,345 and a working capital deficit of $4,817,879 at December 31, 1999. Net cash used in operating activities during Y2-00 was $8,770,200 primarily representing cash used to fund the Company's net loss, launch and promotion of four websites, and approximately $550,000 of non-recurring expenses. Net cash used in investing activities was $2,804,854, while $11,484,758 in cash was provided by financing activities. As a result of the above, cash and cash equivalents decreased by $90,296 for the six months ended June 30, 2000. During the six months ended June 30, 1999, net cash used in operating activities was $3,562,467, net cash used in investing activities was $7,515,329, and $15,175,794 in cash was provided by financing activities.

On January 3, 2000, the Company issued 6,672,031 shares of common stock valued at $19.50 per share and a warrant with an exercise price of $10,937,002 and valued at $7,114,781 as consideration for $100,000,000 of CBS advertising, promotion and content over a seven year period and $5,303,030 in cash.

On February 8, 2000, the Company issued 100,000 shares of common stock valued at $1,650,000 in order to reacquire territorial rights as per a franchise agreement. The company closed its retail operations in December 1999 and $1,650,000 was accrued for the accompanying December 31, 1999 consolidated balance sheet as accrued reserve for closed stores.

On May 1, 2000, the Company acquired substantially all the assets of Broadwaytheater.com for cash and 83,214 shares of common stock valued at $14.00 per share.

On June 16, 2000, the Company issued 152,548 shares of common stock valued at approximately $12.64 per share in order to repay an unsecured promissory note.

In 1998, the Company's Board of Directors approved a plan for the repurchase of the Company's common stock. Pursuant to the plan, during the six months ended June 30, 2000 the Company repurchased 61,200 shares of its common stock for an aggregate consideration of $864,905, or an average purchase price of $14.13 per share.

During the second quarter of 2000, the Company's Chief Executive Officer and President advanced $2,050,000 to the Company to enable the Company to meet its obligation to lend to a former shareholder of CinemaSource funds to pay the shareholder's taxes under the purchase agreement between the Company and the former shareholder of CinemaSource.

During the six months ended June 30, 2000, the Company issued 1,411,624 shares of common stock upon the exercise of outstanding stock options and warrants, for which the Company received $6,756,283 in cash exercise proceeds and $5,468,501 in additional promotional advertising from CBS.

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

INFLATION AND SEASONALITY

Although the Company cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on the Company's sales or results of operations. The Company does, however, consider its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book development and licensing operation as a result of the general publishing industry practice of paying royalties semi-annually. The Company's e-commerce business is also seasonal with the holiday season accounting for the largest percentage of annual net sales. In addition, although not seasonal, the Company's intellectual properties division and NetCo Partners both experience significant fluctuations in their respective revenue streams, earnings and cash flow as a result of the significant amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. While certain of the development costs are incurred as normal recurring operating expenses, the recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on an evenly recurring basis.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2000, the Company issued a total of 104,625 shares of its common stock upon the exercise of outstanding warrants and options with exercise prices ranging from $5.00 to $6.125 per share. The Company received gross proceeds of $636,239 for issuance of this common stock and paid no fees or commissions related thereto.

On May 1, 2000, the Company acquired substantially all the assets of Broadwaytheater.com for cash and 83,214 shares of common stock valued at $14.00 per share.

On June 16, 2000, the Company issued 152,548 shares of common stock valued at approximately $12.64 per share in order to satisfy an unsecured promissory note payable.

During the quarter ended June 30, 2000, the Company issued stock options and warrants to purchase an aggregate of 355,155 shares of the Company's common stock, including 330,155 stock options granted to employees at exercise prices ranging from $9.25 to $15.625. Options granted to employees are subject to vesting periods ranging from six months to four years and generally expire five years from the date of issuance.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                                                                                              Incorporated by
 Exhibit No.                  Description                                                      Reference From
 -----------                  -----------                                                      --------------

     3.1       Amended and Restated Articles of Incorporation                                          (1)

     3.2       Bylaws                                                                                  (2)

     4.1       Form of Common Stock Certificate                                                        (2)

     4.2       Rights Agreement dated as of August 23, 1996 between the Company and
               American Stock Transfer & Trust Co., as Rights Agent                                    (3)

    10.1       Asset Purchase Agreement dated as of April 19, 2000 by and between
               Hollywood.com, Inc. and BroadwayTheater.com, Inc.                                       (4)









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

(3) Incorporated by reference from Exhibit 1 to the Company's Current Report on Form 8-K filed on October 20, 1999.

(b)      Reports on Form 8-K

The Company did not file any Current Report on Form 8-K during the quarter ended June 30, 2000.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HOLLYWOOD.COM, INC.

Date:    August 14, 2000           By:      /s/ Mitchell Rubenstein
                                            ------------------------------------
                                            Mitchell Rubenstein, Chairman of the
                                            Board and Chief Executive Officer
                                            (Principal executive, financial and
                                            accounting officer)