Form 10-Q
period 2000-09-30
HOLLYWOOD COM INC
filed 2000-11-14
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

Yes    X    No
    --------  -----------

         As of November 9, 2000, the number of shares outstanding of the issuer's common stock, $.01 par value, was 24,814,994.

                               HOLLYWOOD.COM, INC.

                                Table of Contents


                                                                                          Page(s)
                                                                                          -------

PART I      FINANCIAL INFORMATION
------      ---------------------
ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of September 30, 2000
                  (unaudited) and December 31, 1999......................................    3

                  Consolidated Statements of Operations for the Nine and Three
                  Months ended September 30, 2000 and 1999 (unaudited) ..................    4

                  Consolidated Statement of Shareholders' Equity for the
                  Nine Months ended September 30, 2000 (unaudited).......................    5

                  Consolidated Statements of Cash Flows for the Nine
                  Months ended September 30, 2000 and 1999 (unaudited)...................    6

                  Notes to Consolidated Financial Statements (unaudited).................    7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS.................................................................   18

PART II     OTHER INFORMATION
-------     -----------------

ITEM 1.     LEGAL PROCEEDINGS............................................................   29

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................  29

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K... ..........................................  31

Signature  ..............................................................................   33

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  September 30,       December 31,
                                                                                                      2000                1999
                                                                                                  -------------       -------------
                                                                                                   (Unaudited)
                                                       ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                                   $   4,887,581       $   2,475,345
      Receivables, net                                                                                2,458,283           1,155,999
      Inventories                                                                                     1,318,988           1,246,733
      Prepaid expenses                                                                                1,327,363           1,687,347
      Note receivable                                                                                   360,516                  --
      Other receivables                                                                                  24,292              18,037
      Other current assets                                                                              126,758              67,541
      Deferred advertising - CBS                                                                     21,579,445                  --
                                                                                                  -------------       -------------
      Total current assets                                                                           32,083,226           6,651,002

PROPERTY AND EQUIPMENT, net                                                                           2,812,215           1,877,959
INVESTMENTS                                                                                           1,649,402             549,975
NONCURRENT DEFERRED ADVERTISING - CBS                                                                98,604,998                  --
INTANGIBLE ASSETS, net                                                                                4,161,555           3,770,590
GOODWILL, net                                                                                        46,848,136          46,483,647
OTHER ASSETS                                                                                          2,463,554           3,149,652
                                                                                                  -------------       -------------
TOTAL ASSETS                                                                                      $ 188,623,086       $  62,482,825
                                                                                                  =============       =============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                            $   4,151,543       $   2,181,089
      Accrued professional fees                                                                          54,094             199,514
      Other accrued expenses                                                                          1,819,461           1,579,682
      Loan from shareholder/officer                                                                   1,600,000                  --
      Customer deposits                                                                                 882,281                  --
      Deferred advertising - CBS                                                                             --           2,344,950
      Accrued reserve for closed stores                                                                 732,737           2,366,432
      Deferred revenue                                                                                1,661,108             308,061
      Note payable                                                                                      750,000           1,928,138
      Current portion of capital lease obligations                                                      580,777             561,015
                                                                                                  -------------       -------------
      Total current liabilities                                                                      12,232,001          11,468,881
                                                                                                  -------------       -------------

CAPITAL LEASE OBLIGATIONS, less current portion                                                         853,532             995,213
                                                                                                  -------------       -------------
DEFERRED REVENUE                                                                                        365,132             249,117
                                                                                                  -------------       -------------
MINORITY INTEREST                                                                                       152,045             270,828
                                                                                                  -------------       -------------

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
      Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                           --                  --
      Common stock, $.01 par value, 100,000,000 shares authorized; 24,075,920
          (unaudited) and 15,143,216 shares issued at September 30, 2000
          and December 31,1999, respectively                                                            240,759             151,432
      Warrants outstanding                                                                            6,656,612           5,096,704
      Deferred compensation                                                                            (153,100)           (306,200)
      Additional paid-in capital                                                                    261,309,024         105,500,656
      Accumulated deficit                                                                           (93,032,919)        (60,943,806)
                                                                                                  -------------       -------------
      Total shareholders' equity                                                                    175,020,376          49,498,786
                                                                                                  -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 188,623,086       $  62,482,825
                                                                                                  =============       =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (Unaudited)


                                                            Nine Months Ended September 30,     Three Months Ended September 30,
                                                            -------------------------------     -------------------------------

                                                                 2000            1999                2000            1999
                                                             ------------    ------------        ------------    ------------
NET REVENUES                                                 $ 18,012,265    $  5,829,924        $  8,029,020    $  2,774,734

COST OF REVENUE                                                 6,374,119       1,941,347           3,494,409         630,390
                                                             ------------    ------------        ------------    ------------

    Gross profit                                               11,638,146       3,888,577           4,534,611       2,144,344
                                                             ------------    ------------        ------------    ------------

OPERATING EXPENSES:
    General and administrative                                  7,979,538       4,482,558           2,768,025       1,967,124
    Selling and marketing                                       8,057,898       2,338,092           2,760,214       1,270,224
    Salaries and benefits                                       8,364,459       3,640,877           3,203,955       1,826,172
    Amortization of CBS advertising - non-cash                 14,855,465              --           5,479,561              --
    Depreciation and amortization                               1,050,316       1,036,381             391,841         422,342
    Amortization of goodwill and intangibles                    5,065,645       2,102,688           1,735,076       1,455,856
    Reserve for closed stores and leased termination costs          9,519         341,188                (236)        293,391
                                                             ------------    ------------        ------------    ------------

        Total operating expenses                               45,382,840      13,941,784          16,338,436       7,235,109
                                                             ------------    ------------        ------------    ------------

        Operating loss                                        (33,744,694)    (10,053,207)        (11,803,825)     (5,090,765)

EQUITY IN NET EARNINGS - INVESTMENTS                            2,099,865       1,210,063             845,906          87,472

OTHER:

    Interest, net                                                (201,887)       (462,340)            (86,084)        (93,378)
    Other, net                                                     34,599           8,091               6,192            (971)
                                                             ------------    ------------        ------------    ------------

         Loss before minority interest                        (31,812,117)     (9,297,393)        (11,037,811)     (5,097,642)

MINORITY INTEREST                                                (276,996)       (343,191)           (124,141)       (104,239)
                                                             ------------    ------------        ------------    ------------

         Net loss                                            $(32,089,113)   $ (9,640,584)       $(11,161,952)   $ (5,201,881)
                                                             ============    ============        ============    ============


Basic and diluted loss per common share                      $      (1.40)   $      (0.86)       $      (0.47)   $      (0.36)
                                                             ============    ============        ============    ============

Weighted average common and common equivalent
shares outstanding - basic and diluted                         22,911,866      11,372,691          23,639,409      14,343,100
                                                             ============    ============        ============    ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (Unaudited)

                                                                         Additional
                                                          Common           Paid-in        Warrants
                                                           Stock           Capital       Outstanding
                                                       -------------    -------------    -------------
Balance - December 31,1999                             $     151,432    $ 105,500,656    $   5,096,704

Issuance of common stock and common stock
  warrants pursuant to CBS agreement                          66,720      130,037,885        7,114,781

Stock options and warrants exercised                          14,604       19,586,041       (7,114,781)

Issuance of common stock - acquisitions                        3,454        1,667,262               --

Issuance of common stock - private placement                   3,656        2,544,351          358,016

Common stock warrants  issued  in connection
   with investment in Movietickets.com                            --               --        1,000,000

Issuance of common stock, stock options and warrants
  for services rendered                                           95          189,215          201,892

Issuance of common stock - payment of note payable             1,525        1,926,613               --

Non-cash issuance of common stock - franchise
   agreement                                                   1,000        1,649,000               --

Amortization of employee stock bonuses                            --               --               --

Shares repurchased                                            (1,727)      (1,791,999)              --

Net loss                                                          --               --               --

                                                       -------------    -------------    -------------
Balance - September 30,2000                            $     240,759    $ 261,309,024    $   6,656,612
                                                       =============    =============    =============

[RESTUBBED]

                                                          Deferred        Accumulated
                                                         Compensation        Deficit          Total
                                                         -------------    -------------    -------------
Balance - December 31,1999                             $    (306,200)   $ (60,943,806)   $  49,498,786

Issuance of common stock and common stock
  warrants pursuant to CBS agreement                              --               --      137,219,386

Stock options and warrants exercised                              --               --       12,485,864

Issuance of common stock - acquisitions                           --               --        1,670,716

Issuance of common stock - private placement               2,906,023               --        2,906,023

Common stock warrants  issued  in connection
   with investment in Movietickets.com                            --               --        1,000,000

Issuance of common stock, stock options and warrants
  for services rendered                                           --               --          391,202

Issuance of common stock - payment of note payable                --               --        1,928,138

Non-cash issuance of common stock - franchise
   agreement                                                      --               --        1,650,000

Amortization of employee stock bonuses                       153,100               --          153,100

Shares repurchased                                                --               --       (1,793,726)

Net loss                                                          --      (32,089,113)     (32,089,113)

                                                       -------------    -------------    -------------
Balance - September 30,2000                            $    (153,100)   $ (93,032,919)   $ 175,020,376
                                                       =============    =============    =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HOLLYWOOD.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Nine Months Ended September 30,
                                                                         ----------------------------
                                                                             2000           1999
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(32,089,113)   $ (9,640,584)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
          Amortization of CBS advertising - non-cash                       14,855,465              --
          Depreciation and amortization                                     6,115,961       3,139,069
          Equity in earnings, net of return of invested capital            (1,099,427)        121,630
          Issuance of stock options and warrants for services rendered        189,310         169,888
          Amortization of employee stock bonuses                              153,100         153,100
          Recognition of deferred gain                                             --          (9,062)
          Provision for bad debts                                             145,816              --
          Provision for inventory obsolescence                                 95,010              --
          Amortization of deferred financing costs                              6,435         295,644
          Reserve for closed store and lease termination costs                  9,519         341,188
          Minority interest                                                   276,996         343,191
          Changes in assets and liabilities:
            Receivables                                                      (691,061)        547,986
            Prepaid expenses                                                  385,057        (511,001)
            Merchandise inventories                                            (3,784)         45,934
            Other current assets                                              (65,031)        (83,107)
            Other assets                                                      (89,181)         44,116
            Accounts payable                                                  403,312      (1,445,474)
            Accrued professional fees                                        (145,420)        105,525
            Customer deposits                                                 882,281              --
            Deferred revenue                                                1,670,954         (15,064)
            Other accrued expenses                                            246,564        (221,789)
                                                                         ------------    ------------
              Net cash used in operating activities                        (8,747,237)     (6,618,810)
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash paid for acquisitions, net of cash received                     (247,862)     (7,307,908)
        Investment in trademarks                                           (1,070,000)             --
        Capital expenditures, net                                          (1,410,319)       (175,348)
        Return of capital from Tekno Books to minority partner               (395,779)       (301,844)
                                                                         ------------    ------------
              Net cash used in investing activities                        (3,123,960)     (7,785,100)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net repayments from revolving line of credit                               --        (758,917)
        Proceeds from shareholder/officer loan                              2,050,000         711,000
        Repayments of shareholder/officer loan                               (450,000)       (811,000)
        Loan to employee, net                                                (360,516)             --
        Net proceeds from issuance of common stock                          8,209,053      17,077,334
        Proceeds from exercise of stock options and warrants                7,017,363       4,846,669
        Dividends on preferred stock                                               --         (28,097)
        Payments to repurchase common stock                                (1,793,726)       (668,729)
        Repayments under capital lease obligations                           (388,741)       (463,688)
                                                                         ------------    ------------
              Net cash provided by financing activities                    14,283,433      19,904,572
                                                                         ------------    ------------
              Net increase in cash and cash equivalents                     2,412,236       5,500,662

CASH AND CASH EQUIVALENTS, beginning of period                              2,475,345         729,334
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                 $  4,887,581    $  6,229,996
                                                                         ============    ============

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
        Interest paid                                                    $    320,335    $    253,231
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

The results of operations and cash flows for the nine and three months ended September 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 2000.

The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)      ACQUISITIONS:

                  (a)      CinemaSource, Inc.:

On May 18, 1999, the Company acquired substantially all of the assets of CinemaSource, Inc. ("CinemaSource"), a privately held company, pursuant to the terms of the Asset Purchase Agreement dated March 29, 1999 for $6.5 million in cash and 436,191 shares of the Company's common stock valued at $12.50 per share. At the closing of the acquisition, the Company directed CinemaSource to transfer the assets sold, on the Company's behalf, to its wholly owned subsidiary, Showtimes.com, Inc. ("Showtimes.com"). The shares of the Company's common stock issued at the time of acquisition were restricted from resale for the first 12 months following the closing of the transaction and are subject to volume limitations regarding resale thereafter. CinemaSource gathers movie data, including showtimes, synopses, photos and trailers, and then licenses this data, in a compiled manner, to various Internet companies, newspapers and wireless providers.

                  (b)      hollywood.com, Inc.:

On May 20, 1999, the Company acquired all of the capital stock of Hollywood Online Inc., ("hollywood.com"), from The Times Mirror Company ("Times Mirror"). The aggregate consideration paid to Times Mirror by the Company consisted of a one-year unsecured promissory note for $1,928,138 and 2,300,075 shares of common stock, which was valued as of the date of the transaction at $12.64 per share. As part of the transaction costs the Company issued 53,452 shares of common stock for services rendered in connection with the acquisition. The Hollywood.com website offers viewers movie information, movie trailers, box office charts, movie soundtracks, photos and exclusive interactive games, celebrity interviews, local movie showtimes, and coverage of movie premieres, film festivals and movie-related events. Hollywood.com has an exclusive contract with the National Association of Theatre Owners ("NATO"). Through this contract, Hollywood.com promotes its website to movie audiences by airing trailers featuring Hollywood.com before the feature films that play in most NATO-member theatres. In exchange, hollywood.com provides websites for the exhibiting NATO members. The value of this contract was recorded as an intangible asset of $4.6 million and is being amortized over the remaining life of the contract, approximately three years.

                  (c)      Baseline II, Inc.:

On August 31, 1999, the Company purchased substantially all of the motion picture-related data assets of Baseline II, Inc. and Paul Kagan Associates, Inc., which includes the PKBaseline.com website (now called HollywoodPro.com), several publications, including the Motion Picture Investor newsletter, and a consumer oriented movie website (the "Baseline assets"). HollywoodPro.com is a subscription pay-per-use website for research analysts, movie professionals, investment bankers and news organizations. The aggregate purchase price paid for the Baseline assets consisted of 492,611 shares of common stock valued at $17.81 per share and warrants to purchase an aggregate of 54,735 shares of common stock at an exercise price of $18.27 per share valued at $543,588. The shares of common stock issued in the transaction cannot be transferred by the holders for a period of 24 months following the closing of the transaction.

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

                  (d)      BroadwayTheater.com, Inc.:

On May 1, 2000, the Company acquired substantially all of the assets of BroadwayTheater.com, Inc. ("BroadwayTheater.com"), a privately held company, for $135,000 in cash and 83,214 shares of the Company's common stock valued at $14.00 per share. The seller of BroadwayTheater.com, Inc. has the right to earn up to a maximum of 85,714 additional shares of the Company's common stock if the business meets specified gross profit targets during the three years following the closing of the acquisition. BroadwayTheater.com sells theater tickets online predominately for Broadway, off-Broadway and London's West End theater performances, through the Broadway.com website which is owned by the Company.

                  (e)      Theatre Direct NY, Inc. (D/B/A Theater
                           Direct International):

On September 15, 2000, the Company acquired Theatre Direct NY, Inc. ("TDI") from Cameron Mackintosh for 262,165 shares of common stock valued at $2 million and assumed a $500,000 inter-company promissory note. Of the shares issued at closing, 195,874 shares are held in escrow for a period of twelve months and will be delivered to the seller if certain conditions are satisfied at the end of the twelve month period. TDI is a ticketing wholesaler primarily to the travel industry (including travel agencies and tour operators) and educational institutions for live theater productions running on Broadway, off-Broadway and London. TDI sells tickets through an 800 number, through SABRE (a travel agent reservation system), via the Web and by fax. As a marketing partner, TDI represents 11 producers and 16 Broadway shows to the travel industry around the world.

The acquisitions of BroadwayTheater.com and TDI were accounted for as a purchase and, accordingly, the operating results of BroadwayTheater.com and TDI have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of $4.5 million is being amortized over 10 years.

The purchase price of CinemaSource (a), hollywood.com (b), Baseline II, Inc.
(c), BroadwayTheater.com (d) and TDI (e) was allocated to assets and liabilities acquired as follows:

                                              2000(d)(e)     1999(a)(b)(c)
                                             ------------    ------------
Tangible assets                              $  1,085,019    $  2,873,237
Intangible assets                                      --       4,564,513
Goodwill                                        3,150,702      48,511,847
Liabilities assumed                            (2,317,143)       (586,877)
                                             ------------    ------------
Total purchase price                            1,918,578      55,362,720
Less value of common stock
  and warrants issued                          (1,670,716)    (46,126,674)
Less value of note issue                               --      (1,928,138)
                                             ------------    ------------
          Subtotal                           $    247,862    $  7,307,908
                                             ============    ============

Paid in cash - purchase price, net of cash
   Acquired                                  $   (192,938)   $  6,500,000
Paid in cash - acquisition costs
                                                  440,800         807,908
                                             ------------    ------------

Total cash paid, net of cash acquired        $    247,862    $  7,307,908
                                             ============    ============


The Company incurred $185,008 in purchase price adjustments during the six months ended June 30, 2000 relating to acquisitions in 1999 which have been included in Goodwill.

The following are unaudited pro forma combined results of operations of the Company, hollywood.com, CinemaSource, Baseline II and TDI for the nine and three months ended September 30, 2000 and 1999, as if the acquisitions of hollywood.com, CinemaSource, Baseline II and TDI had occurred on January 1, 1999:

                         Nine Months Ended September 30,  Three Months Ended September 30,
                         ------------------------------   -------------------------------
                              2000            1999             2000          1999
                         --------------   -------------   --------------   --------------
Net Revenues              $  35,769,113   $ 21,063,260      $  13,118,653   $  7,822,624
                          =============   ============      =============   ============

Net Loss                  $ (32,059,956)  $(17,495,455)     $ (11,119,384)  $ (5,566,891)
                          =============   ============      =============   ============

Pro Forma Diluted Loss

Per Share                 $       (1.40)  $      (1.33)     $       (0.47)  $      (0.38
                          =============   ============      =============   ============

Weighted Average Shares

Outstanding                  22,976,948     13,236,754         23,702,097     14,748,056
                          =============   ============      =============   ============


         These unaudited pro forma combined results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and certain contractual adjustments to salaries. They do not purport to be indicative of the results of operations which actually would have resulted had the acquired companies been under common control prior to the date of the acquisition or which may result in the future. The pre-acquisition results of operations of BroadwayTheater.com are not material to the Company's consolidated results of operations and therefore have been excluded from the pro forma combined results of operations.

(3)      NOTE RECEIVABLE:

On April 14, 2000, the Company advanced $1,737,513 to an employee of the Company, who is the former shareholder of CinemaSource, to enable the employee to pay his income taxes relating to the sale of CinemaSource by him to the Company. As of September 30, 2000, $1,376,997 of the loan had been repaid to the Company leaving a balance of $360,516. The loan has a one year term, bears interest at prime rate plus 1% and is secured by shares of Common Stock of the Company owned by the borrower.

On January 6, 2000 the Company acquired the web address Broadway.com for a purchase price of $1.6 million, paid with $1 million in cash and 35,294 shares of common stock valued at $17.00 per share. The common stock was issued in 1999 and delivered in anticipation of the January 2000 closing. The Company launched the Broadway.com website on May 1, 2000. In addition to selling tickets to live theater events, the Broadway.com website offers a comprehensive database of professional theater showtimes listings, with listings for more than 2,400 venues around the country and in London, as well as show synopses, cast and crew credits and biographies, digitized show previews and showtunes, a community chat area and interviews.

 (4)     DEBT:

On May 20, 1999, the Company delivered a $1,928,138 one-year unsecured promissory note of the Company payable to Times Mirror as partial consideration for the acquisition of hollywood.com, Inc. This note was paid on June 16, 2000 by issuing 152,548 shares of the Company's common stock valued at approximately $12.64 per share.

During the second quarter of 2000, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President advanced $2,050,000 to the Company to enable the Company to meet its obligation to lend to a former shareholder of CinemaSource funds to pay the shareholder's taxes under the purchase agreement between the Company and the former shareholder of CinemaSource. As of September 30, 2000, $450,000 of the loan had been repaid leaving a balance of $1,600,000. This loan was repaid in full subsequent to September 30, 2000. The loan bears interest at the J.P. Morgan Bank prime rate of interest.

(5)      OTHER ACCRUED EXPENSES:

Included in other accrued expenses of $1,819,461 at September 30, 2000 is accrued payroll, accrued vacation, taxes payable and packaging fees payable.

(6)            CUSTOMER DEPOSITS:

At September 30, 2000 the Company recorded $882,281 in proceeds received from a tour company to be used by the Company to purchase theater tickets to performances in London and Toronto for the 2001 tour season on behalf of the tour company. Any unused portion of the deposit will be returned to the tour company at the end of the agreement.

(7)       ACCRUED RESERVE FOR CLOSED STORES:

The Company recorded a liability for estimated cost of early lease terminations and other costs related to the closure of the Company's brick and mortar retail operations of $2,366,432 at December 31, 1999. During the first quarter of 2000, $1,650,000 of the liability was satisfied, (see Note 8). The balance in accrued reserve for closed stores at September 30, 2000 was $732,737.

(8)      COMMON STOCK:

On January 3, 2000, the Company issued 6,672,031 shares of common stock valued at $19.50 per share and a warrant to purchase 1,178,892 shares of common stock valued at $7,114,781, with an exercise price of $10,937,002 as consideration for $100,000,000 of CBS advertising, promotion and content over a seven year period and $5,303,030 in cash. In March 2000, CBS exercised a warrant to acquire an additional approximate 5% equity interest in the Company. The exercise price of these warrants was $10,937,002 consisting of $5,468,501 in cash and $5,468,501 in additional promotional advertising from CBS. The value of the common stock and warrants issued to CBS has been recorded in the balance sheet as deferred advertising and is being amortized over each related contract year.

On February 8, 2000, the Company issued 100,000 shares of common stock valued at $1,650,000 in order to reacquire territorial rights as per a franchise agreement. The Company closed its retail operations in December 1999 and $1,650,000 was accrued for in the accompanying December 31, 1999 consolidated balance sheet as accrued reserve for closed stores.

On May 1, 2000, the Company acquired substantially all the assets of BroadwayTheater.com for $135,000 in cash and 83,214 shares of common stock valued at $14.00 per share.

On June 16, 2000, the Company issued 152,548 shares of common stock valued at approximately $12.64 per share in order to pay-off an unsecured promissory note payable to the Times Mirror Company.

On August 22, 2000 the Company issued 358,423 shares of common stock in a private placement at a purchase price of $8.37 per share. In addition, the Company issued to the same investors warrants to purchase an aggregate of 60,000 shares of common stock at a price of $10 per share. These warrants have been valued at $358,016. The Company incurred $93,977 in transaction costs and issued 7,168 shares of common stock as a fee to the placement agent.

On September 15, 2000 the Company acquired TDI for 262,165 shares of common stock valued at $2,000,000. Of the shares issued at closing, 195,874 shares of common stock are to be held in escrow for a period of twelve months and will be delivered if certain conditions are satisfied at the end of the twelve month period.

During the three months ended September 30, 2000 the Company issued 9,511 shares of common stock valued at $76,767 for services rendered.

In 1998, the Company's Board of Directors approved a plan for the repurchase of the Company's common stock. Pursuant to the plan, during the nine months ended September 30, 2000 the Company repurchased 171,700 shares of its common stock for an aggregate consideration of $1,793,726, and an average purchase price of $10.45 per share.

During the nine months ended September 30, 2000, the Company issued 1,460,344 shares of common stock upon the exercise of outstanding stock options and warrants, for which the Company received $7,017,363 in cash exercise proceeds and $5,468,501 in additional promotional advertising from CBS.

(9)      INVESTMENTS:

         (a) NETCO PARTNERS:

The Company owns a 50% interest in a joint venture called NetCo Partners. The Company records its investment under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Net Earnings - Investments. NetCo Partners is engaged in the licensing of intellectual properties. NetCo Partners has entered into numerous licensing agreements, including book publishing agreements with The Berkley Publishing Group, Books on Tape, Inc. and various foreign publishers, and an ABC television mini-series agreement. NetCo Partners recognizes revenues pursuant to these contracts when the earnings process has been completed based on the terms of the various contracts and at the point where ultimate collection of such revenue is no longer subject to significant contingencies such that collection is substantially assured.

The revenues, gross profit and net income of NetCo Partners for the nine and three months ended September 30, 2000 and 1999 are presented below:

                             Nine Months Ended            Three Months Ended
                               September 30,                 September 30,
                        ---------------------------    -------------------------
                            2000           1999           2000          1999
                        ----------       ----------    ----------     ----------

Revenues                $5,556,639       $3,075,677    $2,483,866     $319,807
Gross Profit             4,560,878        2,508,575     1,984,960      270,417
Net Income               4,546,059        2,420,126     1,952,583      174,945

The revenues, gross profit and net income of NetCo Partners for the three months ended September 30, 2000 are principally attributable to the delivery to the publisher of the manuscript for adult book number five in the Tom Clancy's NetForce series of books.

As of September 30, 2000, NetCo Partners has $2,938,370 in accounts receivable. Management of NetCo Partners believes that these receivables will be collected in full and no reserves have been established.

NetCo Partners' deferred revenues, consisting of cash advances received but not yet recognized as income, amounted to $749,804 as of September 30, 2000.

As of September 30, 2000, the Company has received cumulative profit distributions from NetCo Partners since its formation totaling $4,997,368, in addition to reimbursement of substantially all amounts advanced by the Company to fund the operations of NetCo Partners.

                  (b)      MOVIETICKETS.COM, INC.:

The Company entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. and National Amusements, Inc. to form MovieTickets.com, Inc., ("MovieTickets.com"). The joint venture has entered into an agreement in principle for Viacom Inc. to acquire a five percent interest for $25 milliam of advertising over 5 years. The Company owned 31.67% of the MovieTickets.com, Inc. joint venture at September 30, 2000. The Company records its investment under the equity method of accounting, recognizing its percentage ownership of MovieTickets.com income or loss as equity in net earnings - investments. For the nine months ended September 30, 2000, the Company recorded a loss of $173,165 in its investment in MovieTickets.com. The MovieTickets.com website, which launched in late May 2000, allows users to purchase movie tickets online. At September 30, 2000, the Company contributed $400,000 in cash to MovieTickets.com and issued warrants to acquire 90,573 shares of common stock at an exercise price of $17.875 per share and valued at $1,000,000. This warrant was recorded as goodwill and is being amortized over a life of ten years.

(10)     LOSS PER COMMON SHARE:

Basic loss per common share is computed by dividing net loss, after deducting dividends applicable to preferred stock, by the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share for the nine and three months ended September 30, 2000 and 1999:

                               Nine Months Ended September 30,      Three Months Ended September 30,
                                   2000            1999                  2000            1999
                               ------------    ------------          ------------    ------------
Net Loss                       $(32,089,113)   $ (9,640,584)         $(11,161,952)   $ (5,201,881)
Preferred Stock Dividends                --        (119,557)                   --         (28,097)
                               ------------    ------------          ------------    ------------
Net Loss Available to Common
Shareholders                   $(32,089,113)   $ (9,760,141)         $(11,161,952)   $ (5,229,978)

Weighted Average Shares
Outstanding                      22,911,866      11,372,691            23,639,409      14,343,100
                               ------------    ------------          ------------    ------------
Basic and Diluted Loss per

Share                          $      (1.40)   $      (0.86)         $      (0.47)   $      (0.36)
                               ============    ============          ============    ============


Inclusion of convertible preferred shares as dilutive securities would have an antidilutive effect on the loss per share calculation. Accordingly, these shares have been excluded from the calculation for the nine and three months ended September 30, 2000 and 1999. Options and warrants to purchase 3,968,898 shares of common stock at exercise prices ranging from $0.01 to $23.00 per share were also not included in the computation of loss per share for the nine months ended September 30, 2000 because the result would be antidilutive.

(11)     SEGMENT REPORTING:

The Company has six reportable segments: Internet ad sales, business to business
(b2b), ticketing, e-commerce, retail, and intellectual properties. The Internet ad sales segment sells advertising on the Hollywood.com, Broadway.com and Hollywood.com International websites. The business to business segment (b2b) licenses entertainment content and data and includes the divisions CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local event data), TheaterSource (which licenses live theater showtimes and content) and ConcertSource (which licenses local listings of concerts and music related events) to Internet, media and wireless companies. The ticketing segment sells tickets to live theater events for Broadway, off-Broadway and London's West End on the Internet and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and traveling consumers. E-commerce sells entertainment related merchandise over the Internet. The retail segment operated retail studio stores that sold entertainment-related merchandise and was closed in December 1999. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media, including books.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, interest, and nonrecurring gains and losses to budgeted amounts.

The following table illustrates the financial information regarding the Company's reportable segments.

                            Nine Months Ended September 30,        Three Months Ended September 30,
                           ----------------------------              ----------------------------
                               2000            1999                       2000           1999
                           ------------    ------------              ------------    ------------
Net Revenues:

Internet Ad Sales          $  7,548,400    $  2,020,732              $  2,679,901    $  1,308,537
Business to Business          3,872,023         836,808                 1,515,674         639,282
Ticketing                     4,382,367              --                 3,021,517              --
E-Commerce                      796,510         436,257                   350,467         254,228
Retail                           23,370       1,276,485                        --         340,822
Intellectual Properties       1,389,595       1,259,642                   461,461         231,865
Other                                --              --                        --              --
                           ------------    ------------              ------------    ------------
                           $ 18,012,265    $  5,829,924              $  8,029,020    $  2,774,734
                           ============    ============              ============    ============

Gross Profit:

Internet Ad Sales          $  6,832,485    $  1,843,458              $  2,443,624    $  1,196,778
Business to Business          3,682,912         788,575                 1,465,483         604,891
Ticketing                       535,070              --                   322,594              --
E-Commerce                       88,751          96,364                    77,492          67,626
Retail                           45,000)        415,534                   (45,000)        145,770
Intellectual Properties         543,928         744,646                   270,418         129,279
Other                                --              --                        --              --
                           ------------    ------------              ------------    ------------
                           $ 11,638,146    $  3,888,577              $  4,534,611    $  2,144,344
                           ============    ============              ============    ============
Operating Income (Loss)(a):

Internet Ad Sales (a)      $(24,003,727)   $ (2,170,520)             $ (8,472,163)   $ (2,442,293)
Business to Business            281,967         237,040                   159,661         162,084
Ticketing                       204,489              --                    79,088              --
E-Commerce                   (2,021,911)     (1,032,230)                 (637,756)       (459,128)
Retail                          (91,129)     (2,056,416)                  (49,071)       (161,952)
Intellectual Properties         558,036         697,469                   309,133          32,453
Other                        (8,672,419)     (5,728,550)               (3,192,717)     (2,221,929)
                           ------------    ------------              ------------    ------------
                           $(33,744,694)   $(10,053,207)             $(11,803,825)   $ (5,090,765)
                           ============    ============              ============    ============

Depreciation and
Amortization:

Internet Ad Sales          $  2,020,084    $    720,749              $    708,267    $    495,448
Business to Business             86,768          11,483                    32,714           9,527
Ticketing                         3,975              --                     3,975              --
E-Commerce                       12,831           8,887                     4,653           8,887
Retail                               --         259,814                        --          91,818
Intellectual Properties           5,355           3,810                     1,575           1,270
Other                         3,986,948       2,134,326                 1,375,733       1,271,248
                           ------------    ------------              ------------    ------------
                           $  6,115,961    $  3,139,069              $  2,126,917    $  1,878,198
                           ============    ============              ============    ============

Interest, net:

Internet Ad Sales          $     17,471    $         --                     8,487              --
Business to Business                216             313                      (563)            313
Ticketing                            --              --                        --              --
E-Commerce                           --              --                        --              --
Retail                          110,333         374,926                    24,933          74,438
Intellectual Properties          (7,219)         (3,280)                   (3,407)         (1,291)
Other                            81,086          90,381                    56,634          19,918
                           ------------    ------------              ------------    ------------
                           $    201,887         462,340                    86,084          93,378
                           ============    ============              ============    ============

Capital Expenditure:

Internet Ad Sales          $  1,074,532    $     91,673              $    180,682    $     69,183
Business to Business            180,593              --                    49,858              --
Ticketing                            --              --                        --              --
E-Commerce                       13,347          65,058                       969              --
Retail                               --              --                        --              --
Intellectual Properties           5,188              --                        --              --
Other                           136,659          18,617                        --              --
                           ------------    ------------              ------------    ------------
                           $  1,410,319    $    175,348              $    754,198    $     69,183
                           ============    ============              ============    ============


(a) Includes $14,855,465 and $5,479,561 in amortization of non-cash CBS advertising for the nine and three months ended September 30, 2000, respectively.

(12)     USE OF ESTIMATES:

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Significant estimates include management's estimate that accounts receivable of NetCo Partners as of September 30, 2000 will be collected in full, and that no reserve for uncollectible accounts is necessary (see Note 9).

(13)     COMMITMENTS AND CONTINGENCIES:

Litigation - The Company is a party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse impact on the Company's financial condition or results of operations. The following lawsuits were initiated in third quarter 2000.

           Steven B. Katinsky v. The Times Mirror Company, Hollywood.com, Inc. and Hollywood Online Inc. filed on September 8, 2000 in Superior Court of the State of California for the County of Los Angeles. Claim against Tribune Company (formerly The Times Mirror Company) and the Company seeking a performance cycle bonus allegedly owing to the plaintiff by Tribune Company in connection with the sale of Hollywood Online Inc. from Tribune Company to the Company. The plaintiff is seeking monetary damages in excess of $19.8 million for alleged fraud by the defendants in connection with the sale of Hollywood Online Inc. to the Company. The Company is indemnified by Tribune Company for the amount of any such performance cycle bonus payable to the plaintiff. The Company believes that all claims by the plaintiff against the Company are without merit and intends to defend them vigorously.

Interviews.com v. Hollywood Online, Inc. filed on August 17, 2000 in Superior Court of the State of California for the County of Los Angeles. Claim by Interviews.com that the Company's wholly owned subsidiary, hollywood.com, Inc. (formerly known as Hollywood Online, Inc.), did not timely perform its obligations with respect to the transfer of several domain names under an Assignment Agreement dated December 17, 1997. Interviews.com is owned and controlled by Steven Katinsky, the plaintiff in the lawsuit described above. All matters related to this claim occurred prior to the Company's acquisition of Hollywood Online, Inc. in May 1999 and all domain names subject to the dispute have been transferred to the plaintiff. The domain names transferred were not being utilized by the Company and were not related to the Company's business.The plaintiff is seeking monetary damages in excess of $5 million. The Company believes that this claim is without merit and intends to defend it vigorously.

(14)     RECLASSIFICATION:

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 classification.

(15)     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
         FINANCING ACTIVITIES:

For the Nine Months ended September 30, 2000:

o The Company issued 100,000 shares of common stock, valued at $1,650,000. This amount was accrued for at December 31, 1999 in accrued reserve for closed stores.

o Warrants to acquire 90,573 shares of common stock at an exercise price of $17.875 valued at $1.0 million were issued in connection with the Company's investment in MovieTickets.com, Inc.

o The Company recorded $5,468,501 in deferred advertising in connection with the exercise of warrants by CBS.

o    Capital lease transactions totaled $266,822.

o A note payable for $1,928,138 was paid by issuing 152,548 shares of common stock valued at approximately $12.64 per share.

For the Nine Months ended September 30, 1999:

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

ITEM 2.           MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Hollywood.com, Inc. (the "Company") which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth, acquisition, and divestiture strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. Factors that may affect the Company's results include, but are not limited to, our continuing operating losses and accumulated deficit, our limited operating history, the need for additional capital to finance our operations, the need to manage our growth and integrate new businesses into the Company, our ability to develop strategic relationships with media and entertainment organizations, our ability to compete successfully with other Internet companies, technology risks and the general risk of doing business over the Internet, future government regulation, dependence on our founders, the interests of our largest shareholder, Viacom Inc. (formerly CBS Corporation), and accounting considerations related to our strategic alliance with Viacom. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Introduction

         We are an entertainment-focused media and Internet company that offers widely recognized brands and a broad and deep collection of entertainment content data and related information in the industry. Our businesses include an extensive ticketing network through which we sell movie tickets online for theaters throughout the United States and Canada, live theater tickets online, and to the tourism and travel industry for shows in New York and London. We also operate the intellectual property business from which our Company has expanded and evolved. Our Internet business generates revenues through the sale of advertising on Hollywood.com and Broadway.com and the business-to-business (b2b) syndication of our content to major newspapers, web portals, and wireless companies, such as AOL's Digital City, Yahoo!, Go Network, Excite, Ticketmaster/CitySearch, Zip2, The New York Times website, usatoday.com, latimes.com, Sprint PCS and AT&T Wireless. Our businesses, Hollywood.com, Broadway.com, CinemaSource, EventSource, TheaterSource, ConcertSource, and HollywoodPro.com, provide in-depth entertainment information, including movie and theater descriptions and reviews, showtimes and live theater listings, entertainment news and an extensive multimedia library. Our ticketing businesses, Broadway.com, MovieTickets.com 31.67 ownership percentage) and Theatre Direct International, generate revenues through the sale of tickets and service fees and commissions earned in connection with the sale of tickets, the sale of advertising online and through cooperative marketing programs and by providing various ancillary services related to the sale of tickets. In January 2000 we entered into an agreement with CBS Corporation providing for $100 million of advertising and promotion of the Hollywood.com website over seven years and $5.3 million in cash in exchange for an approximate 30% equity interest in the Company. In March 2000 CBS Corporation exercised a warrant to acquire an additional approximate 5% equity interest in the Company for $5.5 million in cash and $5.5 million in additional promotional advertising. CBS Corporation merged with and into Viacom, Inc. in May 2000.

Internet Businesses

         Hollywood.com. Hollywood.com is a premier entertainment related website featuring over one million pages of in-depth movie, television and other entertainment content, including movie descriptions and reviews, digitized movie trailers and photos, movie showtime listings, entertainment news, box office results, interactive games, movie soundtracks, television listings, concert information, celebrity profiles and biographies, comprehensive coverage of entertainment awards shows and film festivals and exclusive video coverage of movie premieres.

         We sell banner advertising and sponsorships on Hollywood.com through a relationship with DoubleClick, Inc. and through an internal advertising staff. Some of our recent advertisers include Microsoft, Toyota, Universal Studios, eBay, Proctor &Gamble, iVillage, Visa, M&Ms, New Line Cinema, JC Penny, US Army, Nissan, AT&T, Discovery/TLC, Nextel and Women.com.

         We promote the Hollywood.com website through our strategic relationships with CBS and the National Association of Theatre Owners ("NATO"). Through exclusive contracts with NATO and over 85 of its member theater exhibitors, we promote the Hollywood.com website to movie audiences by airing trailers about Hollywood.com before feature films that play in participating theaters and by displaying posters and other promotional materials in those theaters. In exchange, we develop and maintain websites for many of the theater exhibitors that feature their movie showtimes.

         In January 2000 we entered into a strategic, seven-year relationship with CBS that provides for extensive promotion of the Hollywood.com website. CBS has agreed to provide Hollywood.com with $100 million of promotion across its full range of media properties, including the CBS television network, CBS owned and operated television stations, CBS cable networks, Infinity Broadcasting Corporation's radio stations and outdoor billboards, CBS Internet sites and CBS syndicated television and radio programs. To supplement our internal sales efforts, we also have the right to reallocate a portion of each year's promotional budget and require CBS to sell up to $1.5 million of advertising on the Hollywood.com and Broadway.com websites. CBS has agreed to include the Hollywood.com website in all advertising sale programs and presentations that are appropriate for the sale of advertising on the website. We will pay an 8% commission on any additional advertising revenues generated by CBS for us in excess of the $1.5 million guaranteed amount selected by us each year.

         Broadway.com. We launched the Broadway.com website on May 1, 2000. Broadway.com features theater showtimes for virtually all professional live theater venues in the U.S. as well as London's West End and hundreds of college and local live theater venues; the ability to purchase Broadway, off-Broadway and West End theater tickets online; the latest theater news; interviews with stage actors and playwrights; opening-night coverage; original theater reviews; and video excerpts from selected shows. The Broadway.com website also offers current box office results, show synopses, cast and crew credits and biographies, digitized show previews, digitized showtunes, and an in-depth Tony Awards(R) area. Broadway.com generates revenue from advertising sales, ticket sales and syndication of content to other Internet companies.

         Hollywood.com International. We have entered into and are pursuing several strategic relationships geared toward leveraging the Hollywood.com brand internationally. We entered into an agreement with America Online Latin America, Inc. in late 1999 pursuant to which we agreed to launch Portuguese and Spanish versions of the Hollywood.com website to be promoted on AOL in countries throughout Latin America. We launched the br.hollywood.com Portuguese-language website in Brazil in November 1999 and the mx.hollywood.com and ar.hollywood.com Spanish-language websites in Mexico and Argentina in May 2000. These websites are tailored to the local movie-going audience and feature much of the same content that is on Hollywood.com, including daily entertainment news, movie descriptions and reviews, movie previews, movie soundtracks, celebrity profiles and biographies and interactive games. Each of these websites are featured and promoted on the entertainment channels of both AOL Latin America and El Sitio.com, a Latin American-based Internet portal.

The Company has entered into an agreement in principle to form a strategic partnership to distribute Hollywood.com content, in the Chinese language, throughout China on all new Legend personal computers along with Legend's new Chinese-language portal, FM365.com.

We have also entered into an agreement in principle to form a strategic partnership to distribute Hollywood.com content across British Telecom's multiple Internet platforms, including narrowband ISP, broadband DSL access and wireless WAP technologies, throughout the United Kingdom.

         CinemaSource. CinemaSource is the largest supplier of movie showtimes to the Internet and compiles movie showtimes for every movie theater in the United States and Canada, representing approximately 36,000 movie screens. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 200 different Internet sites and media outlets, including Yahoo!, Excite, Go Network, Ticketmaster/CitySearch, Zip2, NBCi and iWon.com, major newspapers xsuch as The New York Times website, usatoday.com, latimes.com, The Washington Post website, the Boston Globe website, and the Newsday website and wireless providers such as Spring PCS and AT&T Wireless.

In addition, CinemaSource recently expanded its syndication business to include entertainment news, movie reviews, and celebrity biographies. In addition to charging guaranteed amounts for the data that it provides to its customers, CinemaSource often shares in the advertising revenue generated by its customers in connection with the data.

         EventSource. We launched the EventSource business in mid-1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and live theater. EventSource entered into an agreement with AOL's Digital City in April 2000 to provide event listings for up to 200 cities nationwide. In addition to Digital City, other EventSource customers include the websites of The New York Times and Knight Ridder.

         TheaterSource. We launched the TheaterSource business in mid-2000 as a further expansion of the operations of EventSource. TheaterSource compiles and syndicates a comprehensive database of theater productions and showtimes, covering shows on Broadway, off-Broadway, touring companies, community playhouses, dinner theaters throughout North America and in London's West End theater district.

         ConcertSource. We launched this business in October 2000. ConcertSource offers extensive local listings of concerts and music-related events from major arenas to small local jazz clubs, including a complete listing of every performance from major touring groups to hometown bands. ConcertSouce currently covers concert and event listings for the top 60 markets in the United States and plans to expand its coverage to more than 200 markets throughout North America.

         HollywoodPro. We own and operate the HollywoodPro.com website (formerly called Baseline), a pay-per-use subscription website geared to movie professionals such as Bloomberg, Daily Variety, People Magazine, and which we acquired from media analyst Paul Kagan. The HollywoodPro business maintains one of the most comprehensive movie and television-related databases and has been in operation for over 15 years. The HollywoodPro.com website is a comprehensive database of information on over 67,000 films and television programs, as well as biographies on over one million entertainment industry professionals. This rich, interactive database is accessible online to our subscribers and includes credits, synopses, reviews and box office statistics. HollywoodPro continuously tracks production, distribution, and exhibition of feature films worldwide, including box office projections, budgets, and trends. HollywoodPro customers include major movie studios, investment banks, news agencies, consulting firms and other professionals in the entertainment industry.

         Hollywood.com Studio Store. Our online studio store located at shopping.hollywood.com features a product line of branded licensed merchandise including toys, apparel, video games, art, collectibles, movie posters, games, high tech merchandise and media items. We cross-promote the Hollywood.com studio store to movie and entertainment enthusiasts through banners and links on our other websites. The website is promoted on numerous affiliate websites, including latimes.com, usatoday.com, Yahoo!, Excite, nj.com and others. We also sell a comprehensive collection of merchandise related to current and classic Broadway shows through the Broadway.com website.

Ticketing Businesses

         MovieTickets.com. MovieTickets.com, a joint venture among Hollywood.com, AMC Entertainment Inc. and National Amusements, Inc. was launched in late May 2000. Each of Hollywood.com, AMC Entertainment, National Amusements, Inc. owns approximately 31.67% of the equity of MovieTickets.com, Inc. and the joint venture has entered into an agreement in principle for Viacom Inc. to acquire a five percent interest for $25 million of advertising over 5 years. MovieTickets.com will be promoted through on-screen advertising in each participating exhibitor's movie screens and through $25 million of CBS advertising and promotion over the next five years. MovieTickets.com's current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., Marcus Theaters, Muvico Entertainment and several regional exhibitors. These exhibitors operate theaters located in all of the top twenty markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 100 grossing theaters in North America. AMC Entertainment Inc. is the largest movie theater operator in the United States based on box office sales and Famous Players generates approximately half of all box office sales in Canada. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The website also features movie content from Hollywood.com for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. We expect the website to generate revenues from the sale of advertising and from service fees charged to users for the purchase of tickets. DoubleClick, Inc. is the exclusive online advertiser for Movietickets.com.

         Theatre Direct International. We acquired Theatre Direct International
(TDI) effective as of September 15, 2000. Founded in 1990, TDI is a live theater marketing and sales agency serving over 40,000 domestic and international travel professionals, traveling consumers and New York-area theater patrons. TDI is a ticketing wholesaler to the travel industry that provides groups and individuals with access to low-cost tickets and knowledgeable service, covering shows on Broadway, long running shows off-Broadway and shows in London. TDI sells tickets through an 800 number, through SABRE (a travel agent reservation system), via the Web and by fax. As a marketing agency, TDI represents 11 producers and 16 Broadway shows to the travel industry around the world. The 16 Broadway shows are Aida, Annie Get Your Gun, Beauty and the Beast, Cabaret, Chicago, Contact, Fosse, Jekyll and Hyde, Kiss Me Kate, Les Miserables, Rent, Riverdance, Swing, The Lion King, The Music Man and The Phantom of the Opera. In addition, TDI's Education division, Broadway Classroom, markets group tickets to schools across the country. TDI's offline ticketing service complements the online ticketing services available on Broadway.com, since its launch on May 1. The combined companies will provide live theater ticketing and related content for all Broadway shows and most shows running off-Broadway and in London's West End at over 200 venues in multiple markets to a customer base consisting over 40,000 travel agencies, tour operators, corporations and educational institutions, in addition to numerous newspapers and web sites.

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

         NetCo Partners. In June 1995, the Company and C.P. Group Inc. ("C.P. Group"), entered into an agreement to form NetCo Partners. NetCo Partners is engaged in the publishing and licensing of entertainment properties, including Tom Clancy's NetForce.

         The Company and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy owns 50% of C.P. Group. At the inception of the partnership, C.P. Group contributed to NetCo Partners all rights to Tom Clancy's NetForce, and the Company contributed to NetCo Partners all rights to Tad Williams' MirrorWorld, Arthur C. Clarke's Worlds of Alexander, Neil Gaiman's Lifers, and Anne McCaffrey's Saraband. NetCo Partners continues to own Tom Clancy's NetForce and, in accordance with the terms of the partnership agreement, the other properties have reverted back to the Company.

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

         Tekno Books also owns a 50% interest in Mystery Scene Magazine, a trade journal of the mystery genre of which Dr. Greenberg is co-publisher. During 1995, the Company directly acquired an additional 25% interest in the magazine. The Company is currently working to develop an area on the Hollywood.com website initially dedicated to mysteries. Management believes that this is an example of one of the many synergistic opportunities between the Company's Internet and intellectural properties businesses.

Results of Operations

The following table summarizes the Company's net revenues, cost of revenues and gross profit by business segment for the nine months ended September 30, 2000 ("Y3-00") and 1999 ("Y3-99") and the three months ended September 30, 2000 ("Q3-00") and 1999 ("Q3-99"), respectively:

                                              Business
                               Internet      to Business                       E-        Intellectual
                               Ad Sales         (b2b)        Ticketing      Commerce       Properties      Retail           Total
                              -----------    -----------    -----------    -----------    -----------    -----------     -----------
Y3-00

Net Revenues                  $ 7,548,400    $ 3,872,023    $ 4,382,367    $   796,510    $ 1,389,595    $    23,370     $18,012,265
Cost of Revenues                  715,915        189,111      3,847,297        707,759        845,667         68,370       6,374,119
                              -----------    -----------    -----------    -----------    -----------    -----------     -----------
Gross Profit                  $ 6,832,485    $ 3,682,912    $   535,070    $    88,751    $   543,928    $   (45,000)    $11,638,146
                              ===========    ===========    ===========    ===========    ===========    ===========     ===========

Y3-99

Net Revenues                  $ 2,020,732      $ 836,808    $        --    $   436,257    $ 1,259,642    $ 1,276,485     $ 5,829,924
Cost of Revenues                  177,274         48,233             --        339,893        514,996        860,951       1,941,347
                              -----------    -----------    -----------    -----------    -----------    -----------     -----------
Gross Profit                  $ 1,843,458    $   788,575    $        --    $    96,364    $   744,646    $   415,534     $ 3,888,577
                              ===========    ===========    ===========    ===========    ===========    ===========     ===========

Q3-00

Net Revenues                  $ 2,679,901    $ 1,515,674    $ 3,021,517    $   350,467    $   461,461    $        --     $ 8,029,020
Cost of Revenues                  236,277         50,191      2,698,923        272,975        191,043         45,000       3,494,409
                              -----------    -----------    -----------    -----------    -----------    -----------     -----------
Gross Profit                  $ 2,443,624    $ 1,465,483    $   322,594    $    77,492    $   270,418    $   (45,000)    $ 4,534,611
                              ===========    ===========    ===========    ===========    ===========    ===========     ===========

Q3-99

Net Revenues                  $ 1,308,537    $   639,282    $        --    $   254,228    $   231,865    $   340,822     $ 2,774,734
Cost of Revenues                  111,758         34,391             --        186,602        102,587        195,052         630,390
                              -----------    -----------    -----------    -----------    -----------    -----------     -----------
Gross Profit                  $ 1,196,779    $   604,891    $        --    $    67,626    $   129,278    $   145,770     $ 2,144,344
                              ===========    ===========    ===========    ===========    ===========    ===========     ===========



NET REVENUES

Total net revenues for the nine months ended September 30, 2000 and 1999 were $18,012,265 and $5,829,924, respectively. Net revenues increased $12,182,341 or 209% from Y3-99 to Y3-00. Net revenue for the three months ended September 30, 2000 increased to $8,029,020 from $2,774,734 for the three months ended September 30, 1999, an increase of $5,254,286 or 189%. Net revenues increased in both periods predominately due to increases in revenues from the Company's Internet ad sales, business to business (b2b), ticketing segments and acquisitions. The Company acquired the businesses that generate Internet ad sales revenues and business to business revenues in May and August of 1999. On May 1, 2000 the Company acquired BroadwayTheater.com, Inc. which sells live theater tickets over the Internet. On September 15, 2000, the Company acquired TDI which is a live theater marketing and sales agency that sells tickets to groups and individuals for shows running on Broadway, off -Broadway and in London. From the date of acquisition the Company recorded net revenues of approximately $1.3 million for TDI.

Internet ad sales revenue increased to $7,548,400 for Y3-00 from $2,020,732 for Y3-99, an increase of $5,527,668 or 274%; and increased $1,371,364 or 105% from
$1,308,537 for Q3-99 to $2,679,901 for Q3-00. Internet ad sales revenue is derived from the sale of banner advertisements and sponsorships on the Hollywood.com, Broadway.com and Hollywood.com international websites.

Barter transactions that generate non-cash advertising revenue (included in Internet ad sales revenues), in which the Company received advertising or other services in exchange for content or advertising on its websites, was $1,464,229 for Y3-00 and $595,143 for Q3-00 and accounted for 8.1% and 7.4% of the Company's total net revenue for Y3-00 and Q3-00, respectively. Barter revenue was $76,707 for Y3-99 and Q3-99, representing approximately 1.3% and 2.8% of the Company's total net revenues for Y3-99 and Q3-99 respectively. In future periods, management intends to maximize cash advertising revenue, although the Company will continue to enter into barter relationships when deemed appropriate as a cashless method for the Company to market its business.

The Company also records barter income earned under a contract with the National Association of Theatre Owners ("NATO"), which the Company acquired through its acquisition of hollywood.com on May 20, 1999. This income is included in Internet ad sales revenue. Through the NATO contract, the Company promotes its website to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before the feature films that play in most NATO-member theaters. In exchange, the Company provides websites and movie showtimes for the exhibiting NATO members, promotional materials and movie information, advertising and editorial content. The Company recorded $2,236,313 and $1,167,854 in promotional non-cash revenue and non-cash expense under the NATO contract for Y3-00 and Y3-99, respectively. Barter income from NATO recorded accounted for 12% and 20% of the Company's total net revenue for Y3-00 and Y3-99, respectively. In Q3-00 and Q3-99 the Company recorded $745,437 in barter revenue or 9.3% and 26.9% of the Company's total net revenue, respectively.

Business to business revenue (b2b) increased to $3,872,023 for Y3-00 from $836,808 for Y3-99, an increase of $3,035,215 or 363%, and increased $876,392 or
137% to $1,515,674 for Q3-00 from $639,282 for Q3-99. Business to business revenue is generated by the licensing of movie, event and theater showtimes and other content information to other Internet and media companies including AOL Digital City, Yahoo!, Excite, Zip2, NBCi, Go Network, and usatoday.com as well as other newspapers and wireless providers. The Company acquired the business to business operations of CinemaSource and HollywoodPro (formerly known as Baseline) on May 18, 1999 and August 31, 1999, respectively. Revenues have increased predominately from revenues generated from the EventSource division. EventSource entered into a contract with AOL's Digital City in April 2000 to provide event listing for up to 200 cities nationwide.

Ticketing revenue for Y3-00 and Q3-00 was $4,382,367 and $3,021,517 respectively. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London's West End on the Internet and to domestic and international travel professionals, traveling consumers and New York area theater patrons. The Company acquired BroadwayTheater.com on May 1, 2000 and TDI on September 15, 2000.

E-commerce revenue increased $360,253 or 83% from $436,257 for Y3-99 to $796,510 for Y3-00 and increased $96,239 or 38% from $254,228 for Q3-99 to $350,467 for
Q3-00. Revenue increased due to improved product promotion through the Company's relationship with CBS, other affiliate relationships, and conversion to sales of the increased traffic on the website.

Revenues from the Company's intellectual properties segment increased $129,953 or 10.3% to $1,389,595 for Y3-00 from $1,259,642 for Y3-99 and increased
$229,596 or 99% from $231,865 for Q3-99 to $461,461 for Q3-00. The increase in revenues is attributable to a greater number of manuscripts being delivered for Y3-00 and Q3-00 as compared to Y3-99 and Q3-99. The intellectual properties division generates revenues from several different activities including book development and licensing, intellectual property licensing, and publishing Mystery Scene Magazine. Revenues vary quarter to quarter dependent on the various stages of the book projects. Revenues are recognized when ultimate collection of such revenues is no longer subject to contingencies.

Retail revenues decreased from $1,276,485 for Y3-99 to $23,370 for Y3-00 and from $340,822 for Q3-99 to $0 for Q3-00. The revenue recognized in Y3-00 represents proceeds received for the liquidation of inventory remaining after the closure of all the brick and mortar locations in December 1999.

COST OF REVENUE

Cost of revenue increased to $6,374,119 for Y3-00 from $1,941,347 for Y3-99. As a percentage of net revenues, cost of revenues was 35% for Y3-00 and 33% for Y3-99. The cost of revenues were comparable for Y3-00 and Y3-99. As a percentage of net revenue, cost of revenue was 44% and 23% for Q3-00 and Q3-99, respectively. Cost of revenues as a percentage of net revenues will increase in the future as our ticketing businesses are expanded. Gross margins expected to be generated from ticketing are approximately 13%. Cost of revenues consists of the cost of products sold, including shipping and handling costs, for the Company's e-commerce segment; commissions due to ad agencies, ad rep firms and other third parties for revenue generated for the Internet ad sales and business to business (b2b) segments, and fees and royalties paid to authors and co-editors for the Company's intellectual properties segment.

EQUITY IN NET EARNINGS - INVESTMENTS

Equity in net earnings of investments consists of the Company's 50% interest in NetCo Partners and 31.67% interest in MovieTickets.com, Inc. The Company's equity in net earnings of investments increased by 74% or $889,802 to $2,099,865 for Y3-00 from $1,210,063 for Y3-99. Equity in net earnings of investments increased $758,434 from $87,472 for Q3-99 to $845,906 for Q3-00. On book projects, as it relates to NetCo Partners, revenues are typically recognized upon delivery of the manuscripts to the publishers. Equity in earnings increased due to the delivery of a novel in the Tom Clancy's NetForce series of books delivered to the publisher during Q3-00. These increases were offset by the recognition of $173,165 and $130,386 in losses generated by MovieTickets.com, Inc. for Y3-00 and Q3-00 respectively. MovieTickets.com, Inc. began its operations in late May 2000.

OPERATING EXPENSES

General and administrative expenses. General and administrative expenses increased $3,496,980 or 78% to $7,979,538 for Y3-00 from $4,482,558 for Y3-99 and increased $800,901 or 41% to $2,768,025 for Q3-00 from $1,967,124 for Q3-99.
These increases are primarily attributable to the acquisitions made in May and August of 1999, a Broadway ticketing business acquired in May 2000, a Broadway ticketing business acquired in September 2000 and expenses relating to the launch and operations of Broadway.com as well as the Hollywood.com International websites during Q2-00.

Selling and marketing expenses. Selling and marketing expenses increased $5,719,806 or 245% to $8,057,898 for Y3-00 from $2,338,092 for Y3-99 and increased $1,489,990 or 117% to $2,760,214 for Q3-00 from $1,270,224 for Q3-99.
Included in selling and marketing are non-cash barter transactions of $3,700,542 and $1,464,500 for Y3-00 and Y3-99, respectively and $1,400,891 and $822,145 for
Q3-00 and Q3-99, respectively. Barter transactions accounted for approximately 46% and 63% of selling and marketing expense for Y3-00 and Y3-99, respectively and 51% and 65% for Q3-00 and Q3-99, respectively. Excluding non-cash barter transactions, the increase in selling and marketing expense of $3,483,284 from Y3-99 to Y3-00 and $911,244 from Q3-99 to Q3-00 is primarily the result of increased advertising on radio, television, online and outdoor for the Company's Internet ad sales and e-commerce segments and additional advertising related to the launch of Broadway.com on May 1, 2000. In addition, the Company incurred production costs associated with advertising on CBS's media properties. The Company and Viacom entered into a seven year agreement in January 2000; therefore there were no comparable costs in Y3-99 and Q3-99.

Salaries and benefits. Salaries and benefits increased $4,723,582 or 130% to $8,364,459 for Y3-00 from $3,640,877 for Y3-99 and increased $1,377,783 or 75%
to $3,203,955 for Q3-00 from $1,826,172 for Q3-99. This increase is attributable to the acquisitions made in May and August of 1999; and in May and September 2000, the launch of various websites during the second quarter of 2000 and an increase in the infrastructure to support the growth of the Company incurred in the first and second quarter 2000.

Amortization. Amortization of goodwill and intangibles was $5,065,645 and $2,102,688 for Y3-00 and Y3-99, respectively and $1,735,076 and $1,455,856 for
Q3-00 and Q3-99, respectively. The increase in amortization is attributable to goodwill and intangibles recorded with the three Internet businesses acquired in May and August of 1999 and the ticketing companies acquired on May 1, 2000 and September 15, 2000.

Amortization of CBS non-cash advertising relating to the Company's agreement with Viacom (the parent of CBS) was $14,855,465 for Y3-00 and $5,479,561 for Q3-00. Under the Company's agreement with Viacom, the Company issued shares of Common Stock and warrants in consideration for CBS's advertising and promotional efforts over seven years across its full range of media properties. The value of the common stock and warrants issued to Viacom has been recorded in the balance sheet as deferred advertising and is being amortized over each related contract year. The agreement with Viacom closed in January 2000; therefore there is no comparable expense for the period Y2-99 and Q2-99.

Depreciation and amortization. Depreciation and amortization was $1,050,316 for Y3-00 and $1,036,381 for Y3-99 and $391,841 for Q3-00 and $422,342 for Q3-99.
The minimal increase in depreciation and amortization expense from Y3-99 to Y3-00 is attributable to the increase in capital expenditures to support the websites launched during Q2-00, additional capital expenditures required to support the growth in traffic on the Company's websites and additional equipment required for the expansion of the business to business (b2b) segment. Depreciation and amortization decreased from Q3-99 to Q3-00 due to the closure of our retail business in December 1999.

Interest Expense, net. Interest expense, net for Y3-00 was $201,887 compared to $462,340 for Y3-99 and $86,084 for Q3-00 as compared to $93,378 for Q3-99. The decrease is primarily attributable to an increase in interest income earned on a higher average balance of cash, decrease in interest due on capital lease obligations and a decrease in interest paid on the Company's capital lease obligations and inventory line of credit as it relates to the Company's retail operations that were closed in December 1999.

NET LOSS

The Company generated a net loss of $32,089,113 for Y3-00 as compared to a net loss of $9,640,584 for Y3-99, an increase of $22,448,529 or 233%. For Q3-00 the net loss increased by $5,960,071 or 115% from $5,201,881 for Q3-99 to $11,161,952 for Q3-00. A significant portion of the increased loss for Y3-00 and Q3-00 is amortization of non-cash CBS advertising and amortization of goodwill and intangibles attributable to the acquisitions made in 1999 and in 2000. These non-cash expenses were $20,971,426 for Y3-00 and $7,606,478 for Q3-00 as compared to $3,139,069 for Y3-99 and $1,878,198 for Q3-99.

Net loss for Y3-00 compared to Y3-99 excluding amortization of CBS advertising and goodwill and intangibles was $11,117,687 for Y3-00 as compared to $6,501,515 for Y3-99 and $3,555,474 for Q3-00 as compared to $3,323,683 for Q3-99.

On a per share basis, the loss per common share increased by ($.54) from ($.86) for Y3-99 to ($1.40) for Y3-00, while the loss per common share increased by ($.11) from ($.36) for Q3-99 to ($.47) for Q3-00.

If non-cash amortization of CBS advertising and goodwill and intangibles are excluded from the loss per share calculation then loss per share for Q3-00 decreased by $.08 to ($.15) for Q3-00 from ($.23) for Q3-99.

The Company has made several modifications to its initial business plan in order to reverse its losses. During 1999, the Company closed its brick and mortar retail operations and focused on its Internet business. The Company acquired three new businesses in 1999 and two ticketing businesses in 2000. The Company is evaluating the operations of all its new businesses and is working toward achieving economies of scale among all its operations to result in reduced general and administrative expenses and salaries and benefits. As a result, certain activities at the Santa Monica and New York locations were consolidated during the third quarter of 2000 at the Boca Raton offices, expecting to produce economies of scale and reduce operational expenses by over $2.5 million.

The Company is presently focusing its resources on the expansion of its b2b and Broadway ticketing businesses. The Company plans to expand its Internet and ticketing operations, both through acquisitions and strategic alliances and through internal development. While the Company believes that these measures will ultimately reverse its operating losses, there can be no assurances that for the foreseeable future the revenues generated will be sufficient to offset the associated expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000 the Company had cash and cash equivalents of $4,887,581 and working capital of $19,851,225 compared to cash and cash equivalents of $2,475,345 and a working capital deficit of $4,817,879 at December 31, 1999. Net cash used in operating activities during Y3-00 was $8,747,237 primarily representing cash used to fund the Company's net loss and the launch and promotion of various businesses. Net cash used in investing activities was $3,123,960, while $14,283,433 in cash was provided by financing activities. As a result of the above, cash and cash equivalents increased by $2,412,236 for the nine months ended September 30, 2000. During the nine months ended September 30, 1999, net cash used in operating activities was $6,618,810, net cash used in investing activities was $7,785,100, and $19,904,572 in cash was provided by financing activities.

On January 3, 2000, the Company issued 6,672,031 shares of common stock valued at $19.50 per share and a warrant with an exercise price of $10,937,002 and valued at $7,114,781 as consideration for $100,000,000 of CBS advertising, promotion and content over a seven year period and $5,303,030 in cash.

On February 8, 2000, the Company issued 100,000 shares of common stock valued at $1,650,000 in order to reacquire territorial rights under a franchise agreement. The company closed its retail operations in December 1999 and $1,650,000 was accrued for the accompanying December 31, 1999 consolidated balance sheet as accrued reserve for closed stores.

On May 1, 2000, the Company acquired substantially all the assets of BroadwayTheater.com for $135,000 in cash and 83,214 shares of common stock valued at $14.00 per share.

On June 16, 2000, the Company issued 152,548 shares of common stock valued at approximately $12.64 per share in order to repay an unsecured promissory note.

On August 22, 2000 the Company issued 358,423 shares of common stock in a private placement at a purchase price of $8.37 per share. In addition, the Company issued to the same investors warrants to purchase an aggregate of 60,000 shares of common stock at a price of $10 per share. These warrants have been valued at $358,016. The Company incurred $93,977 in transaction costs and issued 7,168 shares of common stock as a fee to the placement agent.

On September 15, 2000 the Company acquired TDI for 262,165 shares of common stock valued at $2,000,000. Of the shares issued at closing, 195,874 shares of common stock are to be held in escrow for a period of twelve months and will be deliverable based on attainment of certain conditions pursuant to the agreement and plan of merger.

During the nine months ended September 30, 2000 the company issued 9,511 shares of common stock valued at $76,767 for services rendered.

In 1998, the Company's Board of Directors approved a plan for the repurchase of the Company's common stock. Pursuant to the plan, during the nine months ended September 30, 2000 the Company repurchased 171,700 shares of its common stock for an aggregate consideration of $1,793,726, and an average purchase price of $10.45 per share.

During the second quarter of 2000, the Company's Chief Executive Officer and President advanced $2,050,000 to the Company to enable the Company to meet its obligation to lend to a former shareholder of CinemaSource funds to pay the shareholder's taxes under the purchase agreement between the Company and the former shareholder of CinemaSource. The Company repaid $450,000 of this loan during the third quarter of 2000.

During the nine months ended September 30, 2000, the Company issued 1,460,344 shares of common stock upon the exercise of outstanding stock options and warrants, for which the Company received $7,017,363 in cash exercise proceeds and $5,468,501 in additional promotional advertising from CBS.

Subsequent to September 30, 2000 the Company issued 733,696 shares of common stock in a private placement to six accredited investors and received gross proceeds of $4,250,000.

The growth of our operations has required substantial financing and we expect to continue to require additional financing to fund our growth plan and for working capital. Our operating plans and assumptions indicate that anticipated cash flows when combined with other potential sources of capital, will be enough to meet our working capital requirements for the year 2000. If plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our operations. Our long-term financial success depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

           Steven B. Katinsky v. The Times Mirror Company, Hollywood.com, Inc. and Hollywood Online Inc. filed on September 8, 2000 in Superior Court of the State of California for the County of Los Angeles. Claim against Tribune Company (formerly The Times Mirror Company) and the Company seeking a performance cycle bonus allegedly owing to the plaintiff by Tribune Company in connection with the sale of Hollywood Online Inc. from Tribune Company to the Company. The plaintiff is seeking monetary damages in excess of $19.8 million for alleged fraud by the defendants in connection with the sale of Hollywood Online Inc. to the Company. The Company is indemnified by Tribune Company for the amount of any such performance cycle bonus payable to the plaintiff. The Company believes that all claims by the plaintiff against the Company are without merit and intends to defend them vigorously.

         Interviews.com v. Hollywood Online, Inc. filed on August 17, 2000 in Superior Court of the State of California for the County of Los Angeles. Claim by Interviews.com that the Company's wholly owned subsidiary, hollywood.com, Inc. (formerly known as Hollywood Online, Inc.), did not timely perform its obligations with respect to the transfer of several domain names under an Assignment Agreement dated December 17, 1997. Interviews.com is owned and controlled by Steven Katinsky, the plaintiff in the lawsuit described above. All matters related to this claim occurred prior to the Company's acquisition of Hollywood Online, Inc. in May 1999 and all domain names subject to the dispute have been transferred to the plaintiff. The domain names transferred were not being utilized by the Company and were not related to the Company's business. The plaintiff is seeking monetary damages in excess of $5 million. The Company believes that this claim is without merit and intends to defend it vigorously.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2000, the Company issued a total of 48,720 shares of its common stock upon the exercise of outstanding warrants and options with exercise prices ranging from $5.00 to $6.346 per share. The Company received gross proceeds of $261,080 for issuance of this common stock and paid no fees or commissions related thereto.

On August 22, 2000, the Company issued 358,423 shares of common stock in a private placement at a purchase price of $8.37 per share. In addition, the Company issued to the same investors warrants to purchase an aggregate of 60,000 shares of common stock at a price of $10 per share. If the investors continue to hold at least seventy-five percent of the shares of common stock issued to them in the transaction as of May 7, 2000, the exercise price of the warrants will be decreased to $8.84. We also issued adjustment warrants to these investors. The right to purchase additional shares under the adjustment warrants will be determined at the conclusion of ten adjustment periods in accordance with the terms of those adjustment warrants. If the average of the five lowest volume weighted average prices of the common stock during the final fifteen days of an adjustment period is below $9.63, the Company will be obligated to issue additional shares to those selling shareholders for no additional consideration. The precise number of shares of common stock, if any, which will be issued will be determined in accordance with a formula set forth in the adjustment warrants. The Company incurred $93,977 in transaction costs and issued 7,168 shares of common stock as a fee to the placement agent.

On September 15, 2000, the Company acquired TDI for 262,165 shares of common stock valued at $2,000,000. 195,874 of the shares issued at closing are held in escrow for a period of twelve months and will be delivered to the seller only if certain conditions are satisfied at the end of the 12-month period.

During the quarter ended June 30, 2000, the Company issued stock options and warrants to purchase an aggregate of 224,500 shares of the Company's common stock, including 64,500 stock options granted to employees at exercise prices ranging from $7.688 to $11 per share. Options granted to employees are subject to vesting periods ranging from six months to four years and generally expire five years from the date of issuance.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

 Exhibit                                                                                       Incorporated by
   No.                                  Description                                             Reference From
   ---                                  -----------                                             --------------
     3.1       Amended and Restated Articles of Incorporation                                          (1)

     3.2       Bylaws                                                                                  (2)

     4.1       Form of Common Stock Certificate                                                        (2)

     4.2       Rights Agreement dated as of August 23, 1996 between the Company and                    (3)
               American Stock transfer & Trust Company, as Rights Agent

    10.1       Common Stock Investment Agreement dated as of August 22, 2000 among the                 (4)
               Company, Elliott Associates, L.P. and Westgate International, L.P.

    10.2       Registration  Rights  Agreement  dated  August 22,  2000  among the  Company,           (4)
               Elliott Associates, L.P. and Westgate International, L.P.

    10.3       Common Stock Adjustment Warrant dated August 22, 2000 between the Company               (4)
               and Elliott Associates, L.P.

    10.4       Common Stock Adjustment Warrant dated August 22, 2000 between the Company               (4)
               and Westgate International, L.P.

    10.5       Common Stock Purchase Warrant dated August 22, 2000 between the Company and             (4)
               Elliott Associates, L.P.

    10.6       Common Stock Purchase Warrant dated August 22, 2000 between the Company and             (4)
               Westgate International, L.P.

    10.7       Purchase Agreement effective as of September 29, 2000 among Hollywood.com,              (5)
               Inc. and the Purchasers named therein.

    10.8       Agreement and Plan of Merger dated as of September 15, 2000 by and among                 *
               Cameron Mackintosh, Inc., Theatre Direct NY, Inc., Hollywood.com, Inc. and
               Theater Acquisition Corp.

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

(3) Incorporated by reference from Exhibit 1 to the Company's Current Report on Form 8-K filed on October 20, 1999.

(4) Incorporated by reference from the exhibits to the Company's Current Report on Form 8-K filed on August 29, 2000.
(5) Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed on October 5, 2000.

(b)      Reports on Form 8-K

The Company filed a Current Report on Form 8-K on August 29, 2000 disclosing the Company's issuance of 358,423 shares of the Company's common stock to two investors at $8.37 per share for a total purchase price of $3,000,000 in cash.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOLLYWOOD.COM, INC.

  Date:  November 14, 2000             By:    /s/ Mitchell Rubenstein
                                              ----------------------------------
                                              Mitchell Rubenstein, Chairman of
                                              the Board and Chief Executive
                                              Officer (Principal executive,
                                              financial and accounting officer)