Form 10-K
period 2000-12-31
HOLLYWOOD MEDIA CORP
filed 2001-04-02
CIK 912544

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    ------------------

                           Commission File No. 0-22908
                                               -------

                              HOLLYWOOD MEDIA CORP.
          (Exact name of registrant issuer as specified in its charter)

         Florida                                                 65-0385686
- --------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

2255 Glades Road, Suite 237 West
Boca Raton, Florida                                                  33431
- ---------------------------------------                       -----------------
(Address of principal executive offices)                           (Zip Code)

                                 (561) 998-8000
                           --------------------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates on March 26, 2001, based on the last sale price of the common stock on that date as reported by Nasdaq, was $66,249,500.

As of March 26, 2001, there were 25,012,982 shares of the issuer's common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                              HOLLYWOOD MEDIA CORP.
                                    FORM 10-K
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2000

                                Table of Contents


FORWARD-LOOKING STATEMENTS........................................................................................3


                                                  PART I


Item 1. Business..................................................................................................3


Item 2. Properties...............................................................................................18


Item 3. Legal Proceedings........................................................................................18


Item 4. Submission of Matters to a Vote of Security Holders......................................................19


                                                  PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters....................................21


Item 6. Selected Financial Data .................................................................................22


Item 7. Management's Discussion and Analysis of Financial Condition and Results of

            Operations ..........................................................................................23


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk  ............................................32


Item 8. Financial Statements and Supplementary Data .............................................................33


Item 9. Changes in and Disagreements with Accountants on

            Accounting and Financial Disclosure..................................................................70


                                                 PART III


Item 10. Directors and Executive Officers of the Registrant......................................................71


Item 11. Executive Compensation..................................................................................75


Item 12. Security Ownership of Certain Beneficial Owners and Management..........................................80


Item 13. Certain Relationships and Related Transactions..........................................................82


Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K........................................89

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

         Hollywood Media Corp. (the "Company" or "Hollywood Media") cautions readers that certain important factors may affect the Company's actual results, levels of activity, performance or achievements and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-K or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "should," "expect," "believe," "anticipate," "intend," "plan," "could," "estimate," "pro forma" or "continue" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, our continuing operating losses and accumulated deficit, our limited operating history, the need for additional capital to finance our operations, the need to manage our growth and integrate new businesses into the Company, our ability to develop strategic relationships, our ability to compete with other Internet companies, technology risks and the general risk of doing business over the Internet, future government regulation, dependence on our founders, the interests of our largest shareholder, Viacom Inc., and accounting considerations related to our strategic alliance with Viacom Inc. The Company is also subject to other risks detailed herein, including those risk factors discussed in the "Risk Factors" section of this Form 10-K or detailed from time to time in the Company's filings with the Securities and Exchange Commission. Because these forward-looking statements are subject to risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

                                     PART I

Item 1.  Business.
         --------

Introduction

         Leading Media Company Focused on the Hollywood and Entertainment Verticals. Hollywood Media is a preeminent provider of entertainment-related information, content and ticketing services to consumers and businesses. We manage a number of integrated business units focused on Hollywood and the entertainment industry. The Company derives a diverse stream of revenues from this array of business units, including revenue from retail and wholesale movie and Broadway ticket sales, business-to-business content syndication, subscription fees, content licensing fees, advertising and book development. Due to a common focus on the entertainment vertical, each of these business units supports the others - with content shared between multiple business units and customers cross-generated for one unit by another. For instance, our Hollywood.com consumer content site funnels customers into our MovieTickets.com affiliate (30.7% equity interest) while making use of movie listings supplied by CinemaSource, a wholly owned subsidiary of the Company, which is the largest business-to-business supplier of movie showtimes.

         Poised to Capitalize on the Exploding Demand for Entertainment Data. The Company is a market leader in supplying entertainment listing information and ticketing services for data applications, both wired and wireless. Entertainment content (particularly movie showtimes listings) has always been "must carry" for newspapers and other traditional media, has quickly become "must carry" for Internet portals and will soon be "must carry" content for wireless companies, interactive television providers and others who seek to provide localized content to end users. The growing need for information providers to supply local content and services directly to end users has created tremendous demand for our top ranked database of movie listings and for access to the Company's premier online ticketing services. Many of the leading newspapers (including The New York Times), wireless service providers (including AT&T Wireless, Sprint PCS and Verizon Wireless) and Internet portals (including AOL, Yahoo!, Lycos, Excite, and TicketMaster/CitySearch) license our content.

         Strong Strategic Partnerships. The Company has strong financial and business relationships with leading companies in the entertainment industry. We have a strategic, seven-year agreement with Viacom, which calls for Viacom to provide the Company with $105 million of marketing and promotion across a full range of CBS media properties. This resource currently accounts for approximately 95% of our total marketing expenditure and does not impact our cash flow. Our MovieTickets.com affiliate is party to a separate transaction with Viacom in which Viacom will provide MovieTickets.com with $25 million of marketing over five years. In addition, in March 2001 our MovieTickets.com affiliate reached an agreement with America Online under which MovieTickets.com's ticketing services will be integrated and promoted throughout AOL's online properties. MovieTickets.com will also integrate the ticketing inventory of AOL's Moviefone into MovieTickets.com's existing ticketing footprint to offer online movie ticketing coverage for 85% of all Internet-ready movie screens in the country. As part of the agreement, AOL acquired a three percent equity interest in MovieTickets.com for $8.5 million in cash.

         Cutting Edge Initiatives. The Company is currently undertaking several cutting edge initiatives that will further leverage its extensive base of proprietary information and critical mass of customers. Our MovieTickets.com affiliate launched its wireless ticketing service in May 2000 and has become one of the top providers of wireless movie ticketing services. MovieTickets.com is currently rolling out several new ticketing technologies, such as home printing of tickets, which should further fuel strong ticketing revenue growth in the future. We are also pursuing initiatives to generate additional revenues from our leading database of proprietary consumer information, which is well suited for targeted marketing initiatives. For instance, we can provide Hollywood studios - which spend an average of $21.4 million on marketing per film - and others with direct access to large numbers of movie goers and their movie viewing habits.

         Dynamic, Entrepreneurial and Experienced Management Team. Hollywood Media is led by a dynamic and entrepreneurial management team that has a record of past successes. CEO Mitchell Rubenstein and President Laurie Silvers have a combined 40 years experience in the media industry and have built a number of successful media businesses including the SciFi Channel, which the two founded in 1985 and sold to USA Networks in 1992. Mr. Rubenstein and Ms. Silvers have assembled the Company's integrated mix of businesses and oversee the Company's direction. Each of the Company's business units is run by deep and experienced management teams with significant expertise in their respective businesses.

Businesses to Business Syndication Divisions

         CinemaSource. CinemaSource is the largest supplier of movie showtimes to the Internet and compiles movie showtimes for every movie theater in the United States and Canada, representing approximately 36,000 movie screens. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 200 newspapers, wireless companies, Internet sites, and other media outlets, including newspapers such as The New York Times and Newsday, Internet companies including AOL's Digital City, Yahoo!, Lycos, Excite, Ticketmaster/CitySearch, NBCi and wireless providers such as Sprint PCS, AT&T Wireless and Verizon.

         CinemaSource also syndicates entertainment news, movie reviews, and celebrity biographies. In addition to charging guaranteed amounts for the data that it provides to its customers, CinemaSource often shares in the advertising revenue generated by its customers in connection with the data.

         EventSource. We launched the EventSource business in mid-1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and live theater. EventSource entered into an agreement with AOL's Digital City in April 2000 to provide event listings for up to 200 cities nationwide. In addition to Digital City, other EventSource customers include the web sites of The New York Times and Knight Ridder.

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

         Baseline. We own and operate Baseline, a business which includes a pay-per-use subscription web site (located at Baseline.hollywood.com) and various publications including the Motion Picture Finance Investor newsletter, geared to movie studios, investment banks, news agencies, consulting firms and other professionals in the entertainment industry. We acquired Baseline from media analyst Paul Kagan. The Baseline business maintains one of the most comprehensive movie and television-related databases and has been in operation for over 15 years. Baseline is a comprehensive database of information on over 67,000 films and television programs, as well as biographies on entertainment industry professionals. This rich, interactive database is accessible online to our subscribers and includes credits, synopses, reviews and box office statistics. Baseline continuously tracks production, distribution, and exhibition of feature films worldwide, including box office projections, budgets, and trends. Baseline customers include Bloomberg, Daily Variety, People Magazine, Lexis-Nexis, Disney, DreamWorks, Paramount Pictures, Universal, Morgan Stanley and Lehman Brothers.

Internet Divisions

         Hollywood.com. Hollywood.com is a premier entertainment related web site featuring over one million pages of in-depth movie, television and other entertainment content, including movie descriptions and reviews, digitized movie trailers and photos, movie showtime listings, entertainment news, box office results, interactive games, movie soundtracks, television listings, concert information, celebrity profiles and biographies, comprehensive coverage of entertainment awards shows and film festivals and exclusive video coverage of movie premieres.

         We sell banner advertising and sponsorships on Hollywood.com through relationships with advertising rep. firms and through an internal sales staff. Some of our recent advertisers include Microsoft, Toyota, Universal Studios, eBay, Proctor & Gamble, Visa, M&Ms, Diet Coke, New Line Cinema, JC Penny, US Army, Nissan, AT&T, Discovery/TLC, Nextel and Women.com.

         We promote the Hollywood.com web site through our strategic relationships with Viacom Inc. and the National Association of Theatre Owners ("NATO"). Through exclusive contracts with NATO and over 85 of its member theater exhibitors, we promote the Hollywood.com web site to movie audiences by airing trailers about Hollywood.com before feature films that play in participating theaters and by displaying posters and other promotional materials in those theaters. In exchange, we develop and maintain web site for many of the theater exhibitors that feature their movie showtimes.

         In January 2000 we entered into a strategic, seven-year relationship with Viacom Inc. that provides for extensive promotion of the Hollywood.com and Broadway.com web sites. Viacom has agreed to provide Hollywood.com and Broadway.com with $105 million of promotion across its full range of CBS media properties, including the CBS television network, CBS owned and operated television stations, CBS cable networks, Infinity Broadcasting Corporation's radio stations and outdoor billboards and CBS syndicated television and radio programs. The promotion provided by Viacom is valued based upon the average price charged by Viacom for similar promotions during the applicable time period. To supplement our internal sales efforts, we also have the right to reallocate a portion of each year's promotional budget and require Viacom to sell up to $1.5 million of advertising on the Hollywood.com and Broadway.com web site. Viacom has agreed to include the Hollywood.com web site in all advertising sale programs and presentations that are appropriate for the sale of advertising on the web site. We will pay an 8% commission on any additional advertising revenues generated by Viacom for us in excess of the $1.5 million guaranteed amount selected by us each year.

         We have entered into and are pursuing several strategic relationships geared toward leveraging the Hollywood.com brand internationally. We entered into an agreement with America Online Latin America, Inc. in late 1999 pursuant to which we agreed to launch Portuguese and Spanish versions of the Hollywood.com web site to be promoted on AOL in countries throughout Latin America. We launched the br.hollywood.com Portuguese-language web site in Brazil in November 1999 and the mx.hollywood.com and ar.hollywood.com Spanish-language web site in Mexico and Argentina in May 2000. These web sites are tailored to the local movie-going audience and feature much of the same content that is on Hollywood.com, including daily entertainment news, movie descriptions and reviews, movie previews, movie soundtracks, celebrity profiles and biographies and interactive games. Each of these web sites are featured and promoted on the entertainment channels of both AOL Latin America and El Sitio.com, a Latin American-based Internet portal.

         Broadway.com. We launched Broadway.com on May 1, 2000. Broadway.com features theater showtimes for virtually all professional live theater venues in the U.S. as well as London's West End and hundreds of college and local live theater venues; the ability to purchase Broadway, off-Broadway and West End theater tickets online (See - Ticketing Divisions); the latest theater news; interviews with stage actors and playwrights; opening-night coverage; original theater reviews; and video excerpts from selected shows. Broadway.com also offers current box office results, show synopses, cast and crew credits and biographies, digitized show previews, digitized showtunes, and an in-depth Tony Awards(R) area. Broadway.com generates revenue from ticket sales, advertising sales, and syndication of its content to other Internet companies.

Ticketing Divisions

         MovieTickets.com. MovieTickets.com Inc., was launched in late May 2000. Each of Hollywood Media Corp., AMC Entertainment, Inc. and National Amusements, Inc. currently owns approximately 30.7% of the equity of MovieTickets.com, Inc. and the venture entered into an agreement with Viacom Inc. whereby Viacom acquired a five percent interest for $25 million of advertising over five years. MovieTickets.com is promoted through on-screen advertising in each participating exhibitor's movie screens and through $25 million of Viacom advertising and promotion over the next five years. In early 2001, America Online Inc. purchased a 3% equity interest in MovieTickets.com for $8.5 million in cash. In connection with that transaction, MovieTickets.com's ticket inventory will be promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone will be featured on MovieTickets.com. As a result, MovieTickets.com will feature online ticket sales for 85% of all Internet-ready movie screens in the country.

         MovieTickets.com's current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., Marcus Theaters, Muvico Entertainment and several regional exhibitors. These exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 100 grossing theaters in North America. AMC Entertainment Inc. is the largest movie theater operator in the United States based on box office sales and Famous Players generates approximately half of all box office sales in Canada. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at the theater. The web site contains movie content from the Company's various units including Baseline for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising.

         Theatre Direct International and Broadway.com. We acquired Theatre Direct International (TDI) as of September 15, 2000. Founded in 1990, TDI is a live theater marketing and sales agency serving over 40,000 domestic and international travel professionals, traveling consumers and New York-area theater patrons. TDI is a ticketing wholesaler to the travel industry that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, long running shows off-Broadway and shows in London. TDI sells tickets through an 800 toll-free number, through SABRE (a travel agent reservation system), via the Broadway.com web site and by fax. As a marketing agency, TDI represents 12 producers and 17 Broadway shows to the travel industry around the world. The 17 Broadway shows are Aida, Beauty and the Beast, Blast, Cabaret, Chicago, Contact, 42nd Street, Jane Eyre, Kiss Me Kate, Les Miserables, Rent, Riverdance, The Full Monty, The Lion King, The Music Man, The Rocky Horror Show and The Phantom of the Opera. In addition, TDI's education division, Broadway Classroom, markets group tickets to schools across the country. TDI's offline ticketing service complements the online ticketing services available on Broadway.com. The combined companies provide live theater ticketing and related content for all Broadway shows and most shows running off-Broadway and in London's West End at over 200 venues in multiple markets to a customer base consisting of over 40,000 travel agencies, tour operators, corporations and educational institutions, in addition to numerous newspapers and web site.

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

         NetCo Partners. In June 1995, the Company and C.P. Group Inc. ("C.P. Group"), entered into an agreement to form NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy's NetForce.

         The Company and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy is a shareholder of C.P. Group. At the inception of the partnership, C.P. Group contributed to NetCo Partners all rights to Tom Clancy's NetForce, and the Company contributed to NetCo Partners all rights to Tad Williams' MirrorWorld, Arthur C. Clarke's Worlds of Alexander, Neil Gaiman's Lifers, and Anne McCaffrey's Saraband. NetCo Partners owns Tom Clancy's NetForce which was licensed to Putnam Berkley for a series of mass market paperbacks and to ABC Television for a television mini-series and video distribution in accordance with the terms of the partnership agreement and the other properties have reverted back to the Company.

         Book Development and Book Licensing. Our intellectual properties division also includes a book development and book licensing operation through our 51% owned subsidiary, Tekno Books, that develops and executes book projects, typically with best-selling authors. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. Our intellectual properties division has licensed books for publication with more than 60 book publishers, including HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Penguin Putnum and Warner Books. The book development and book licensing division has a library of more than 1,200 books. The Chief Executive Officer of Tekno Books, Dr. Martin H. Greenberg, is also a director of the Company and owner of the remaining 49% interest in Tekno Books.

         Tekno Books also owns a 50% interest in Mystery Scene Magazine, a trade journal of the mystery genre of which Dr. Greenberg is co-publisher. During 1995, the Company directly acquired an additional 25% interest in the magazine.

Risk Factors

         The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements anticipated, expressed or implied by such forward-looking statements. Such factors include, among others, those discussed in this section as well as those discussed elsewhere in this Form 10-K and in our other filings with the SEC.

         We may not be able to compete successfully.

         Internet Businesses. The market for Internet services and products is relatively new, intensely competitive and rapidly changing. The number of web site on the Internet competing for consumers' attention and spending has proliferated and we expect that competition will continue to intensify. Competition could result in less user traffic to our web site, price reductions for content that we syndicate and advertising that we offer, a decline in product sales, reduced margins or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition. We compete, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:

o online services or web site targeted to entertainment enthusiasts, particularly moviegoers and theatergoers, such as Film.com, IMDb.com and Playbill.com;

o publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to movie enthusiasts, many of which have established or may establish web site, such as Eonline.com;

o traditional movie and entertainment organizations and vendors of entertainment merchandise and products, including conventional retail stores and catalog retailers, many of which have established web site, including Disney and Warner Brothers;

o general purpose consumer online services such as AOL, Yahoo! and Microsoft Network, each of which provides access to movie-related information and services; and

o web search and retrieval and other online services, such as Excite, Lycos and Yahoo! and other high-traffic web site.

         We believe that the principal competitive factors in attracting and retaining users are the depth, breadth and timeliness of content, the ability to offer compelling and entertaining content and brand recognition. Other important factors in attracting and retaining users include ease of use, service quality and cost. We believe that the principal competitive factor in attracting and retaining advertisers include the number of users of our web site, the demographics of our users, price and the creative implementation of advertisement placements and sponsorship promotions. There can be no assurance that we will be able to compete favorably with respect to these factors.

         Our ability to compete depends on many factors, many of which are outside of our control. These factors include the quality of information contained on our web site and on our competitors' web site, the ease of use of services developed either by us or by our competitors, the timing and market acceptance of new and enhanced services developed either by us or by our competitors, and sales and marketing efforts by us and our competitors.

         Based on our review of publicly available documents, we believe some of our existing competitors, as well as potential new competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger user bases than we do and, therefore, have significantly greater ability to attract advertisers and users. In addition, many of these competitors may be able to respond more quickly than us to new or emerging technologies and changes in Internet user requirements and to devote greater resources than us to the development, promotion and sale of their services. There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those developed by us or adapt more quickly than us to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect our business, results of operations and financial condition. In addition, as we expand internationally, we will face new competition. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive pressures faced by us would not have a material adverse effect on our business, results of operations and financial condition.

         Ticketing Businesses. The market for Internet and wireless ticketing services and products is relatively new, intensely competitive and rapidly changing. The number of telephone services, online services, wireless services and web site on the Internet competing for consumers' attention and spending has proliferated and we expect that competition will continue to intensify. We compete, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:

o telephone services, wireless services and web site targeted to entertainment enthusiasts, moviegoers, theatergoers and other eventgoers, which feature directories of movies, shows, events, showtimes, theater and event locations and related content, and also allow users to purchase tickets; and

o travel agents and other traditional ticketing organizations, companies, agents and brokers.

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

         We may not be able to successfully protect our Trademarks and Proprietary Rights.

                  Internet Businesses. We own trademark registrations in the United States for ALL ABOUT MOVIES, HOLLYWOOD ONLINE AND MOVIETUNES and in a number of foreign countries for HOLLYWOOD ONLINE. We have filed trademark applications in the United States and in foreign countries for the marks HOLLYWOOD.COM, MOVIETUNES.COM, THE GOLDEN HITCH, BROADWAY.COM and the slogans GIVING TRAILERS THE RESPECT THEY DESERVE, ISN'T IT TIME YOU WENT HOLLYWOOD!, ON STAGE! ONLINE, and WHERE MOVIEGOERS GO.

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

         In 1999 we obtained a federal trademark registration for the name HOLLYWOOD ONLINE and in 1998 we obtained a federal trademark registration for the name BIG ENTERTAINMENT. In December 2000 we changed our corporate name and primary branding to HOLLYWOOD MEDIA CORP. We have filed a number of United States trademark applications for HOLLYWOOD MEDIA CORP., HOLLYWOOD.COM, BROADWAY.COM and variants thereof, and foreign trademark applications for HOLLYWOOD.COM. There can be no assurance that we will be able to secure adequate protection for these names or other trademarks in the United States or in foreign countries. If we obtain registration of those trademarks, we may not be able to prevent our competitors from using different trademarks that contain the words "Hollywood" or "Broadway." Many countries have a "first-to-file" trademark registration system; and thus we may be prevented from registering our marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that our competitors or others will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possible leading to customer confusion. Our inability to protect our HOLLYWOOD.COM and BROADWAY.COM marks and other marks adequately could have a material adverse effect on our business, results of operations and financial condition.

         Intellectual Properties Business. The Company has applied for trademark and copyright protection for each of its major intellectual property titles and featured characters. The Company (including Netco Partners) currently has approximately 46 U.S. registered trademarks and approximately 7 trademark applications are pending related to this business. As the Company's properties are developed, the Company intends to apply for further trademark and copyright protection in the United States and certain foreign countries.

         Copyright protection in the United States on new publications of works for hire extend for a term of 95 years from the date of initial publication or 120 years from the year of creation, whichever expires first. Trademark registration in the United States extends for a period of ten years following the date of registration. To maintain the registration, affidavits must be filed between the fifth and sixth years following the registration date affirming that the trademark is still in use in commerce and providing evidence of such use. The trademark registration must be renewed prior to the expiration of the ten-year period following the date of registration.

         We have a history of losses and an accumulated deficit. We anticipate further losses in the future and our operating results could fluctuate significantly on a quarterly and annual basis.

         We have incurred significant losses since we began doing business. In the years ended December 31, 2000, 1999 and 1998 we had net losses of approximately $51.8, $24.7 and $10.7 million, respectively. As of December 31, 2000, we had an accumulated deficit of approximately $112.8 million. We expect to incur additional losses during the next several years while we continue to grow our businesses. Our future success will depend on the continued growth in the use of the Internet in general and our web site in particular and our ability to generate advertising, syndication and ticketing revenues.

         In addition, our Internet and ticketing operating results may fluctuate significantly in the future as a result of a variety of factors, including:

o the level of Internet usage generally and the level of traffic on our web site in particular;

o        supply and demand for Internet advertising;

o seasonal trends in Internet usage, Internet sales and advertising placements;

o        the addition or loss of advertisers;

o our ability to enter into or renew strategic relationships and agreements with popular media and entertainment organizations, web site and media celebrities;

o the amount and timing of our marketing expenditures and other costs relating to the expansion of our Internet operations;

o        price competition or pricing changes in the industry;

o new products, web site or Internet services introduced by us or our competitors;

o technical difficulties, security concerns or system downtime affecting the Internet generally or the operation of our web site in particular; and

o general economic conditions and economic conditions specific to the Internet, electronic commerce and online media.

         As a result, our operating results for any particular period may not accurately predict our future operating results.

         We may require additional capital to finance our operations and there can be no assurance that additional financing will be available

         We have required substantial financing to fund our acquisitions and growth and we expect to continue to require additional financing for marketing and promotional activities, to fund our growth plan and for working capital. Our current operating plans and assumptions indicate that anticipated cash flows when combined with cash on hand and other potential sources of capital will be enough to meet our working capital requirements for the next twelve months. If plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our operations. Our long-term financial success depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations. We cannot assure you that any additional financing will be available or if available, that it will be on favorable terms.

         We must manage our growth in order to achieve the desired results.

         We have significantly expanded our Internet and ticketing operations over the past two years through our acquisitions of the businesses of hollywood.com, Inc., CinemaSource, Inc., Baseline II, Inc., BroadwayTheater.com, Inc. and Theatre Direct NY, Inc. and through the launch of Broadway.com, MovieTickets.com and our Portuguese and Spanish-language sites in Brazil, Argentina and Mexico. We plan to continue to expand our operations and market presence by entering into joint ventures, acquisitions, business combinations, investments, or other strategic alliances. These transactions create risks such as:

o difficulty assimilating the operations, technology and personnel of the combined companies;

o        disruption of our ongoing business;

o        increased marketing and advertising expenses to promote new ventures;

o        problems retaining key technical and managerial personnel;

o        the availability of financing to make acquisitions;

o expenses associated with amortization of goodwill and other purchased intangible assets;

o        additional operating losses and expenses of acquired businesses; and

o impairment of relationships with existing employees, customers and business partners.

         We may not succeed in addressing these risks. In addition, some of our new businesses may incur operating losses. To the extent that we are unable to identify and successfully integrate future ventures into our operations, our growth strategy may not be successful and our stock price could be adversely impacted.

         We are dependent on our ability to develop strategic relationships with media and entertainment organizations.

         The success of our Internet operations is dependent in part on our ability to enter into and renew strategic relationships and agreements with media and entertainment organizations. Our intellectual property division is dependent on our ability to identify, attract and retain best-selling authors and media celebrities who create our intellectual properties. Our business could be harmed by the loss of the services of one or more of the people who have developed relationships with the best-selling authors and media celebrities who create our intellectual properties. Similarly, our business could be harmed if those relationships change or if we do not develop new relationships.

         Our operations could be negatively impacted by systems interruptions.

         The hardware and software used in our Internet operations, or that of our affiliates, could be damaged by fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. Our web site could also be affected by computer viruses, electronic break-ins or other similar disruptive problems. These system problems could affect our business. Insurance may not adequately compensate us for any losses that may occur due to any failures or interruptions in systems. We do not currently have a formal system disaster recovery plan. General Internet traffic interruptions or delays could also harm our business. As with Internet web site in general, our web site may experience slower response times or decreased traffic for a variety of reasons. Additionally, online service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. To the extent our services are disrupted, we could lose viewers to our web site and our advertising revenues could decline.

         We are subject to additional security risks by doing business over the Internet.

         A significant obstacle to consumer acceptance of electronic commerce over the Internet has been the need for secure transmission of confidential information in transaction processing. Internet usage could decline if any well-publicized compromise of security occurred. We may incur additional costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. If a third person were able to misappropriate our users' personal information or credit card information, we could be held liable.

         We may not be able to adapt as Internet technologies and customer demands continue to evolve.

         To be successful, we must adapt to rapidly changing Internet technologies by continually enhancing our web site and introducing new services to address our customers' changing demands. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to changes affecting providers of Internet services. Our business, results of operations and financial condition would be adversely affected if we incurred significant costs to adapt, or if we cannot adapt to these changes.

         Government regulation of the Internet could impact our business.

         Federal and state governments have recently adopted many new laws and regulations directly applicable to the Internet. In addition, laws and regulations may be adopted in the future that further address issues such as user privacy, pricing, taxation, content, copyrights, advertising, and the characteristics and quality of products and services. Although we endeavor to comply with all applicable laws and regulations, as new laws are adopted there is a risk that we will not be in full compliance. Any new laws or regulations relating to the Internet could also hurt our business.

         We may not be able to acquire or maintain effective web addresses.

         We hold rights to more than 150 web domain names, including hollywood.com, hollywood.net, broadway.com, broadway.net, musicsite.com, showtimes.com, theater.com, allaboutmovies.com, cableguide.com, cablesite.com, cdguide.com, cdsite.com, cinemasite.com, eguide.com, esites.com, filmpick.com, moviecritics.com, movieguide.com, moviepeople.com and moviesite.com. Governmental agencies typically regulate domain names. These regulations are subject to change. We may not be able to acquire or maintain appropriate domain names in all countries in which we plan to do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights. In addition, we may not be able to secure the rights to appropriate domains using new top level domains that are developed and marketed from time to time, such as ".cc."

         We are dependent on Mitchell Rubenstein and Laurie S. Silvers, our founders.

         Mitchell Rubenstein, our Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, our Vice Chairman, President and Secretary, have been primarily responsible for our organization and development. The loss of the services of either of these individuals would hurt our business. Their employment agreements provide, among other things, that if we terminate either of their agreements without "cause," we will have also terminated the other's agreement without "cause." Termination without "cause" entitles each to receive his or her salary for the remainder of the term of employment.

         There is intense competition for qualified personnel in our industry and the limited availability of qualified individuals could become an issue of increasing concern in the future. Our future success will be dependent upon our ability to attract and retain qualified and creative key management personnel.

         Viacom Inc. beneficially owns approximately 31% of our common stock and its interests may differ from yours.

         Viacom Inc.'s significant equity interest in us and other rights we have granted to Viacom could delay or prevent a merger or other transaction involving a change of control of us that could be beneficial to you. Viacom beneficially owns approximately 31% of our outstanding common stock. Viacom also currently has the right to nominate two individuals for election to our board of directors. If we issue common stock or securities convertible into common stock in the future, Viacom will, with some exceptions, have the right to purchase for cash securities from us so it can maintain its percentage ownership. As a result of its equity interest in us and its right to nominate individuals for election to our board, Viacom may be able to influence our management and affairs.

         The accounting treatment of Viacom Inc.'s investment in us will result in future non-cash expenses on our income statement.

         Viacom Inc.'s commitment to provide $105.5 million of advertising, promotion and content for our Hollywood.com and Broadway.com web site is recorded as an asset on our balance sheet. The original amount of the asset was approximately $137 million, the fair market value of the common stock issued to Viacom in exchange for the $105.5 million of advertising and $10.8 million in cash. As we receive the advertising, promotion and content from Viacom over the seven-year term of the agreements, we will record a non-cash expense on our income statement in an amount equal to the value paid for the advertising, promotion and content received. We currently expect to record an expense of approximately $19.6 million per year to reflect the value of the advertising, promotion and content expected to be received each year during the seven-year term. This expense will result in a net loss to us to the extent our revenues do not increase by an amount at least equal to the amount of the expense.

         Our stock price is volatile.

         The trading price of our common stock has and may continue to fluctuate significantly. During the past 12 months, the trading price for our common stock on the Nasdaq Stock Market has ranged from $3.00 to $16.25 per share. Our stock price may fluctuate in response to a number of events and factors, such as our quarterly operating results, announcements of new products or services, announcements of mergers, acquisitions, strategic alliances, or divestitures and other factors, including similar announcements by other companies that investors may consider to be comparable to us. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

         Our stock price may be hurt if the number of investors seeking to sell shares of our common stock in the public market increases.

         As of March 26, 2000, approximately 12 million shares of our common stock, representing approximately 48% of our outstanding shares of common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act. Most of these shares are subject to agreements with the Company permitting the holders thereof to demand that the Company register the shares for resale under the Securities Act. This will permit the sale of registered shares of common stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could adversely affect the market price for our common stock. In addition, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

         Our common stock price may be hurt by the effects of outstanding options, warrants and convertible securities.

         As of March 15, 2001, we had options and warrants outstanding for the purchase of an aggregate of approximately 4.7 million shares of our common stock with an average exercise price of $11.96 per share, and we plan to issue additional options from time to time to our employees and directors. Exercise of these options and warrants will cause dilution to existing shareholders. As long as these options and warrants remain unexercised or are not converted, the terms under which we can obtain additional capital may be adversely affected. Moreover, the holders of the options and warrants may exercise or convert them at a time when we are attempting to obtain needed capital by a new offering of our securities on terms more favorable than those provided by these securities.

         In connection with our financing on August 22, 2000, we issued adjustment warrants to certain investors. We have issued and expect to continue through September 2001 to issue additional shares of common stock to the investors for no additional consideration upon their exercise of the adjustment warrants. The precise number of shares of common stock to be issued is determined in accordance with a formula set forth in the adjustment warrants.

         Additionally, our board of directors may, without shareholder approval, issue additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

         There are risks that may make it difficult for us to achieve the outcomes predicted in our forward-looking statements.

         Many of the statements included in this Form 10-K and in the documents incorporated by reference in this Form 10-K, including the description of our plans, strategies, pending or possible acquisitions and financing plans, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual future performance could differ materially from these forward-looking statements or that are otherwise made by us or on our behalf. "Forward-looking statements" are not based on historical facts and are typically phrased using words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" and similar expressions or variations.

         Important factors that could cause actual results to differ materially from our expectations include those risks identified under this "Risk Factors" section, well as those discussed elsewhere in this Form 10-K and in our filings with the Securities and Exchange Commission. We caution you not to place undue reliance on these forward-looking statements. All written and oral forward-looking statements attributable to the us or persons acting on our behalf are qualified in their entirety by these cautionary statements.

Employees

         At March 15, 2001, we employed approximately 213 full-time and 29 part-time employees. Of our 242 employees, 110 employees are engaged in our business-to-business syndication and licensing divisions conducted through Baseline, CinemaSource and EventSource, 44 employees are engaged in our ticketing divisions, 37 employees are engaged in the development and production of Hollywood.com, Broadway.com and our other content-based web sites, 4 employees are engaged in our intellectual properties division, and 47 are corporate, technology and administrative employees. None of the employees are represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

Item 2.  Properties.
         -----------

         The Company leases office space in Florida, California, Connecticut and New York. The general terms of the leases for each of these locations are as follows:

                                                        Current
            Location                Square Feet       Monthly Rent         Expiration Date
            --------                -----------       ------------         ---------------
          Baseline and                 8,500            $23,375           October 31, 2010
          Broadway.com
          New York, NY

     Corporate Headquarters            9,200            $19,876            August 31, 2002
         Boca Raton, FL                5,850             $9,040          September 30, 2006

         Hollywood.com                 2,002             $5,672             July 31, 2001
     Hollywood, California

   CinemaSource, EventSource,          5,365             $7,040          September 30, 2002
Theatersource and ConcertSource        5,660             $5,000            Month to Month
         Ridgefield, CT

  Theatre Direct International         3,250             $8,125            March 31, 2009
          New York, NY                  710              $2,012           November 30, 2003


Item 3.  Legal Proceedings.
         -----------------

         The Company is a party to various legal proceedings arising in the ordinary course of business, including the proceedings described below and litigation related to four separate leases that were terminated by the Company upon the closing of its retail business. We do not expect any of these legal proceedings to have a material adverse impact on the Company's financial condition or results of operations.

         Steven B. Katinsky v. The Times Mirror Company, Hollywood.com, Inc. and Hollywood Online Inc. filed on September 8, 2000 in Superior Court of the State of California for the County of Los Angeles. The lawsuit was dismissed in December 2000 and the parties were ordered to arbitrate the dispute. Claim against Tribune Company (formerly The Times Mirror Company) and the Company seeking a performance cycle bonus allegedly owing to the claimant by Tribune Company in connection with the sale of Hollywood Online Inc. from Tribune Company to the Company. The claimant is seeking monetary damages in excess of $19.8 million for alleged fraud by the defendants in connection with the sale of Hollywood Online Inc. to the Company. The Company is indemnified by Tribune Company for the amount of any such performance cycle bonus payable to the claimant. The Company believes that all claims by the claimant against the Company are without merit and intends to defend them vigorously.

         Interviews.com v. Hollywood Online, Inc. filed on August 17, 2000 in Superior Court of the State of California for the County of Los Angeles. The lawsuit was dismissed in January 2001 and the parties were given the right to arbitrate the dispute. The parties have not commenced an arbitration proceeding. Claim by Interviews.com that the Company's wholly owned subsidiary, hollywood.com, Inc. (formerly known as Hollywood Online Inc.), did not timely perform its obligations with respect to the transfer of several domain names under an Assignment Agreement dated December 17, 1997. Interviews.com is owned and controlled by Steven Katinsky, the claimant in the matter described above. All matters related to this claim occurred prior to the Company's acquisition of Hollywood Online, Inc. in May 1999 and all domain names subject to the dispute have been transferred to the claimant. The domain names transferred were not being utilized by the Company and were not related to the Company's business. The claimant is seeking monetary damages in excess of $5 million. The Company believes that this claim is without merit and intends to defend it vigorously.

Item 4.  Submission of Matters to a Vote of Securityholders.
         ---------------------------------------------------

         The Company held its annual meeting of shareholders on December 15, 2000. The following describes the matters voted upon at the annual meeting and the number of votes cast for and against, as well as abstentions and broker non-votes, if any, with respect to each matter:

A.       Election of Directors

                  Nominee                              Votes For                  Votes Against
                  -------                              ---------                  -------------

                  Mitchell Rubenstein                  19,753,586                 1,173,447
                  Laurie S. Silvers                    19,753,586                 1,173,447
                  Dr. Martin H. Greenberg              19,753,586                 1,173,447
                  Harry T. Hoffman                     20,832,026                 95,007
                  Russell I. Pillar                    20,832,026                 95,007
                  Jules L. Plangere, Jr.               20,832,026                 95,007
                  Mitchell Semel                       20,832,026                 95,007
                  Deborah J. Simon                     20,832,026                 95,007
                  David D. Williams                    20,430,835                496,198

B. Approval of an amendment and restatement of the Company's Second Amended and Restated Articles of Incorporation to change the Company's name to Hollywood Media Corp.

                                              Number                 Percentage
                                              ------                 ----------

                  For                         20,915,926                99%
                  Against                          9,877                 1%

C.       Approval and adoption of the Company's 2000 Stock Incentive Plan.

                                                Number               Percentage
                                                ------               ----------

                  For                         15,736,972                 75%
                  Against                      2,642,463               12.6%

D. Ratification of the selection of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 2000.

                                              Number                 Percentage
                                              ------                 ----------

                  For                         20,915,391                 99%
                  Against                          8,480                  1%

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

Market for Common Stock

         Hollywood Media Corp.'s common stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol HOLL. The following table sets forth, for the periods indicated below, the high and low sales prices for the common stock, as reported by Nasdaq.

                                                    High              Low
                                                    ----              ---
2000
First Quarter...............................    $   20.500         $ 14.500
Second Quarter..............................    $   15.750         $  7.500
Third Quarter...............................    $   11.813         $  5.375
Fourth Quarter..............................    $    8.000         $  3.000

1999
First Quarter...............................    $   17.250         $  9.875
Second Quarter..............................    $   34.000         $ 12.375
Third Quarter...............................    $   25.000         $ 15.000
Fourth Quarter..............................    $   24.500         $ 14.250

Holders of Common Stock

         As of March 15, 2001, there were 214 record holders of the Company's common stock and approximately 2,976 beneficial holders of the Company's common stock.

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

Sales of Unregistered Securities

         See Note 11 to the Financial Statements included in Item 8 of Part II of this Form 10-K with respect to sales of unregistered securities by the Company during 2000. All of such sales were made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act.

Item 6   Selected Financial Data
         -----------------------

                                                                               YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                        2000             1999            1998             1997             1996
                                                  -------------    -------------    -------------    -------------    -------------
STATEMENT OF OPERATIONS DATA:
Net revenue                                       $  29,517,505    $  10,106,111    $  11,126,516    $  10,291,447    $   7,611,113
Cost of sales                                        14,264,002        3,572,832        5,987,383        5,447,989        4,922,761
                                                  -------------    -------------    -------------    -------------    -------------

Gross profit                                         15,253,503        6,533,279        5,139,133        4,843,458        2,688,352
                                                  -------------    -------------    -------------    -------------    -------------
Operating Expenses:
         General and administrative                  11,220,529        8,227,022        5,196,364        4,902,675        4,969,883
         Selling and marketing                        9,593,871        5,074,568        2,566,702        1,378,085               --
         Salaries and benefits                       11,810,803        5,916,024        4,151,725        3,884,926        3,374,090
         Amortization of CBS advertising
             non-cash                                24,244,647        2,344,950               --               --               --
         Amortization of goodwill and intangibles     6,775,206        3,704,011           31,428          347,312          451,683
         Depreciation and amortization                4,323,331        1,627,056        1,076,983          831,623               --
         Provision  for closed stores and
         lease termination costs                        233,763        4,551,094        1,121,028               --               --
                                                  -------------    -------------    -------------    -------------    ------------

           Total operating expenses                  68,202,150       31,444,725       14,144,230       11,344,621        8,795,656
                                                  -------------    -------------    -------------    -------------    -------------

Operating Loss                                      (52,948,647)     (24,911,446)      (9,005,097)      (6,501,163)      (6,107,304)

Equity in Earnings of Investments                     1,906,132        1,188,142          877,549        2,702,049             --
Interest income (expense), net                         (339,522)        (563,909)        (818,849)        (323,118)        (182,700)
Other income (expense), net                             (54,434)          (3,440)          42,989           73,894           55,470
Minority Interest                                      (411,029)        (366,371)        (347,081)        (354,609)        (421,075)
Deferred tax (expense) benefit                               --               --       (1,407,600)       1,407,600               --
                                                  -------------    -------------    -------------    -------------    ------------

Net loss                                          $ (51,847,500)   $ (24,657,024)   $ (10,658,089)   $  (2,995,347)   $  (6,655,609)
                                                  =============    =============    =============    =============    =============



Net loss per share - basic and diluted            $       (2.23)   $       (2.01)   $       (1.47)   $       (.51)    $       (1.22)
                                                  =============    =============    =============    =============    =============

Weighted average common and common
         Equivalent shares outstanding -
         Basic and diluted                           23,270,862       12,310,195        7,456,651        6,316,013        5,477,595
                                                  =============    =============    =============    =============        =========

                                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                        2000             1999            1998             1997             1996
                                                  -------------    -------------    -------------    -------------    -------------

BALANCE SHEET DATA:
Cash and cash equivalents                         $   1,911,224    $   2,475,345    $     729,334    $     887,153    $   1,675,852
Working capital (deficit)                            14,871,414       (4,817,879)      (1,407,449)        (175,730)       1,285,093
Total assets                                        169,278,082       62,482,825        8,569,821       12,639,921        8,243,419
Capital lease obligations, less current portion         721,521          995,213        1,741,062        1,803,344          731,807
Total shareholders' equity                          158,693,890       49,498,786        1,523,435        5,103,853        4,191,867


Item 7   Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

Overview

         We are an entertainment-focused media and Internet company that offers widely recognized brands and a broad collection of entertainment content data and related information in the industry, which we license to media and other companies including the New York Times, AOL Time Warner, Yahoo!, Sprint, AT&T Wireless, Verizon and others. The Company owns an extensive ticketing network and is engaged in the development and licensing of intellectual properties and licensing of books. The Company generates revenues through the business-to-business syndication of entertainment-related content, the sale of live theater tickets, the sale of advertising, and from advances paid by publishers and royalties received from our library of book titles.

         We were incorporated in 1993 and our business initially consisted of publishing comic books, the development and licensing of intellectual properties, and the operation of entertainment-related retail stores. During 1997 we stopped publishing comic books, and during 1998 and 1999 we phased out all of our retail stores in order to focus our resources on the launch of an Internet business. In January 2001, we closed our e-commerce division in order to focus on our profitable business segments.

         Since 1998, we have significantly expanded our business through acquisitions of other entertainment-related businesses and the development of strategic relationships with major media companies to promote our businesses.

o On May 18, 1999, we purchased substantially all of the assets of CinemaSource, Inc., a business-to-business company that licenses movie showtimes and other movie-related information to newspaper companies, wireless companies, Internet sites and other media outlets.

o On May 20, 1999, we acquired hollywood.com, Inc., which owns and operates Hollywood.com.

o On August 31, 1999, we purchased Baseline II which includes the PKBaseline.com pay-per-use movie database web site and several movie-related publications.

o On January 3, 2000, we completed an agreement with Viacom Inc. (as successor to CBS Corporation) providing for the issuance to Viacom of 6,672,031 shares of our common stock in exchange for $105.5 million of CBS advertising and promotion over seven years across its full range of media properties and $10.8 million in cash.

o        On May 1, 2000 we launched Broadway.com.

o On May 1, 2000 we acquired substantially all the assets of BroadwayTheater.com. BroadwayTheater.com sells theater tickets online predominately for Broadway, off-Broadway and London theater. This business was integrated within Broadway.com.

o On September 15, 2000 we acquired Theatre Direct International (TDI), a ticketing wholesaler of Broadway, off-Broadway and London theater tickets to the travel industry (including travel agencies and tour operators) and educational institutions.

         These changes to our business have affected our results of operations and financial condition. Historically, we generated revenues from our intellectual properties business and our entertainment retail operations. Our intellectual properties business primarily consists of the licensing of complete stories and ideas for stories to book publishers and film and television studios and book development and book packaging activities. Our retail operations consisted of the sale of entertainment-related products and other merchandise at mall-based retail stores. As the result of the closing of all of our retail stores by the end of 1999, we will rely on our b2b syndication operations, Broadway and movie ticketing operations, advertising sales and our intellectual properties business to generate revenues for the foreseeable future.

         The growth of our syndication, ticketing and Internet ad sales operations has required substantial financing and we expect to continue to require additional financing to fund our growth plan and for working capital. Our operating plans and assumptions indicate that anticipated cash flows when combined with other potential sources of capital, will be enough to meet our working capital requirements for the year 2000. If plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our operations. Our long-term financial success depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Item 8 of Part II of this Report.

Results of Operations

         Year ended December 31, 2000 ("fiscal 2000") as compared to the Year ended December 31, 1999 ("fiscal 1999") and year ended December 31, 1998 ("fiscal 1998")

         The following table summarizes the Company's revenues, cost of sales, and gross profit by division for fiscal, 2000, 1999 and 1998, respectively:


                                            Business to
                               Internet      Business                    Intellectual        E-
                               Ad Sales        (b2b)        Ticketing    Properties (a)   Commerce         Retail          Total
                             -----------    -----------    -----------    -----------    -----------     -----------     -----------
Fiscal 2000


Net Revenues                 $ 8,777,397    $ 5,442,309    $12,278,008    $ 1,998,091    $   987,181     $    34,519     $29,517,505
Cost of Sales                    791,770        270,806     10,663,913      1,125,815      1,146,007         265,691      14,264,002
                             -----------    -----------    -----------    -----------    -----------     -----------     -----------
Gross Profit                 $ 7,985,627    $ 5,171,503    $ 1,614,095    $   872,276    $  (158,826)    $  (231,172)    $15,253,503
                             ===========    ===========    ===========    ===========    ===========     ===========     ===========


Fiscal 1999


Net Revenues                 $ 3,950,931    $ 1,765,732    $        --    $ 1,888,868    $   924,098     $ 1,576,482     $10,106,111
Cost of Sales                    435,940        122,496             --        826,355        677,509       1,510,532       3,572,832
                             -----------    -----------    -----------    -----------    -----------     -----------     -----------
Gross Profit                 $ 3,514,991    $ 1,643,236    $        --    $ 1,062,513    $   246,589     $    65,950     $ 6,533,279
                             ===========    ===========    ===========    ===========    ===========     ===========     ===========


Fiscal 1998


Net Revenues                 $        --    $        --    $        --    $ 2,337,019    $        --     $ 8,789,497     $11,126,516
Cost of Sales                         --             --             --      1,191,261             --       4,796,122       5,987,383
                             -----------    -----------    -----------    -----------    -----------     -----------     -----------
Gross Profit                 $        --    $        --    $        --    $ 1,145,758    $        --     $ 3,993,375     $ 5,139,133
                             ===========    ===========    ===========    ===========    ===========     ===========     ===========

(a) This does not include the Company's 50% interest in NetCo Partners which is accounted for under the equity method of accounting and is reported as equity in earnings of investments.

Composition of our segments is as follows:

o Internet ad sales - Includes advertising sold on the web sites Hollywood.com, Broadway.com and the international versions of Hollywood.com.

o Business to Business (b2b) - Includes our CinemaSource, EventSource, TheaterSource, ConcertSource and Baseline syndication operations.

o Ticketing - Includes our TDI ticketing business as well as the online ticketing operations generated through Broadway.com.

o Intellectual Properties - Includes our book development and book licensing operation through our 51% owned subsidiary Tekno Books and our 50.5% interest in Fedora, publisher of Mystery Scene Magazine. Does not include our 50% interest in NetCo Partners.

o E-Commerce - The Company exited the e-commerce business in January 2001.

o Retail - This included the Company's brick and mortar retail operations which were closed on December 31, 1999.

Net Revenues

         Total revenues for the year ended December 31, 2000 were $29,517,505 compared to $10,106,111 for the year ended December 31, 1999 and $11,126,516 for the year ended December 31, 1998. Revenues increased $19,411,394 or 192% in 2000 from 1999. This increase is attributable to having a complete fiscal year of operations in 2000 for the Company's business to business and ad sales divisions, the growth of EventSource (b2b unit), launch of Broadway.com in 2000 and also the acquisition of two businesses in 2000 that sell theater tickets. Revenues decreased $1,020,405 or 9% in 1999 as compared to 1998 because the Company began to phase-out of the retail business during 1999 and ultimately closed all its retail operations in December 1999. This decrease in retail revenues was offset from revenues generated in its business to business and advertising sales divisions which were acquired in 1999. In 2000, revenues are derived 42% from ticketing, 30% from advertising sales, 18% from business to business, 7% intellectual properties and 3% from e-commerce.

Internet ad sales revenue increased to $8,777,397 for 2000 from $3,950,931 for 1999, an increase of $4,826,466 or 122%. The Company began to generate Internet ad sales in May 1999 with the acquisition of Hollywood.com. Therefore, there was no Internet ad sales revenue recognized in 1998. Internet ad sales revenue is derived from the sale of banner advertisements and sponsorships on Hollywood.com, Broadway.com and the international versions of the Hollywood.com web site.

Barter transactions that generate non-cash advertising revenue (included in Internet as sales revenues), in which the Company received advertising or other services in exchange for content advertising on its web site was $956,181 for 2000 and $480,100 for 1999 and accounted for 3% and 5% of the Company's total net revenue for 2000 and 1999 respectively. The Company records barter revenue and an equal amount of expense based on the fair value of similar cash transactions that the company has entered into. In future periods, management intends to maximize cash advertising revenue, although the Company will continue to enter into barter relationships when deemed appropriate as a cashless method for the Company to market its business.

The Company also records barter revenue and an equal amount of expense earned under a contract with the National Association of Theater Owners ("NATO"), which the Company acquired through its acquisition of hollywood.com on May 20, 1999. This income is included in Internet ad sales revenue. Through the NATO contract, the Company promotes its web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before the feature films that play in most NATO-member theaters. In exchange, the Company provides web site and movie showtimes for the exhibiting NATO members, promotional materials and movie information and editorial content. The Company recorded $2,981,750 and $1,913,290 in promotional non-cash revenue and non-cash expense included in selling and marketing expense under the NATO contract for 2000 and 1999 respectively. Barter revenue from NATO recorded accounted for 10% and 19% of the Company's total net revenue for 2000 and 1999 respectively.

Business to business (b2b) revenue increased to $5,442,309 for 2000 from $1,765,732 for 1999, an increase of $3,676,577 or 208%. Business to business revenue is generated by the licensing of movie, event and theater showtimes and other content information to other Internet and media outlets including newspapers such as The New York Times and Newsday, Internet companies including AOL's Digital City, Yahoo!, Lycos, Excite, Ticketmaster/City Search, NBCi, and wireless providers such as AT&T Wireless, Sprint PCS and Verizon. The Company acquired the business to business (b2b) operations of CinemaSource and Baseline on May 18, 1999 and August 31, 1999, respectively. Revenues have increased predominately from revenues generated from the EventSource division which launched in 2000 as an expansion of the CinemaSource business. EventSource entered into a contract with AOL's Digital City in April 2000 to provide event listing for up to 200 cities nationwide.

Ticketing revenue for 2000 was $12,278,008. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London both online and offline to domestic and international travel professionals, traveling consumers and New York area theater patrons. The Company acquired BroadwayTheater.com on May 1, 2000 and TDI on September 15, 2000, respectively.

E-commerce revenue increased $63,083 or 7% from $924,098 for 1999 to $987,181 for 2000. Revenues were consistent in 2000 as compared to 1999. The Company exited the e-commerce business in January 2001.

Revenues from the Company's intellectual properties segment increased $109,223 or 6% to $1,998,091 for 2000 from $1,888,868 for 1999 and decreased $448,151 or
19% from $2,337,019 for 1998 to $1,888,868 for 1999. The increase in revenues is attributable to a greater number of manuscripts being delivered in 2000 as compared to 1999. The decrease in revenues from 1998 to 1999 is primarily a reflection of the timing of revenue recognition under the various book licensing and packaging agreements. The intellectual properties division generates revenues from several different activities including book development and licensing, intellectual property licensing and publishing Mystery Scene Magazine. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies.

Gross Profit

         Gross profit for the year ended December 31, 2000 was $15,253,503 compared to $6,533,279 for the year ended December 31, 1999 and $5,139,133 for the year ended December 31, 1998. As a percentage of sales the gross profit percentage in 2000 was 52% as compared to 65% in 1999 and 46% in 1998. The variances in gross profits are attributable to changes in our revenue mix. From 1998 to 1999 we began to phase out of our retail operations which generally generated a gross profit of 45% and acquired an ad sales operation and business to business operation that generates gross profit percentages of 90%, thereby increasing the gross profit percentage from 46% in 1998 to 65% in 1999. In 2000, the Company acquired two ticketing businesses which comprised 42% of our revenues and generates gross profits of 13%, thus reducing the overall gross profit percentage in 2000 to 52% from 65% in 1999.

Equity in Earnings of  Investments

         Equity in net earnings of investments consists of the Company's 50% interest in NetCo Partners and 31.67% in MovieTickets.com, Inc.

                                                      2000                  1999                 1998
                                                      ----                  ----                 ----

        NetCo Partners (a)                     $     2,300,418       $     1,188,142        $     877,549
        MovieTickets.com(b)                           (394,286)                   --                   --
                                               -----------------     ---------------        --------------
                                               $     1,906,132       $     1,188,142        $     877,549
                                               ===============        ==============        =============

         (a)      NetCo Partners:

         NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements and the manuscript has been delivered to the publisher. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. The Company's 50% share in the earnings of NetCo Partners amounted to $2,300,418 for 2000, an increase of 94% or $1,112,276 as compared to $1,188,142 for 1999. Revenues were $877,549 for 1998. Revenues increased from 1999 to 2000 because two adult novels were delivered to the publisher in 2000 as compared to only one adult novel being delivered in 1999. In addition, NetCo Partners received net royalties of $404,253 for the home video distribution of the ABC mini-series; as described more fully below. On book projects, revenues are typically recognized upon delivery of the manuscripts to the publishers. Costs related to acquisition, development and sales of the intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.

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

         In April 1997, NetCo Partners entered into an agreement with The Berkley Publishing Group ("Berkley"), a division of Penguin Putnam Inc., which is part of the international media group Pearson plc, to publish a series of six original NetForce novels. The contract, with total maximum advances of $22 million, calls for initial publication of the first book to coincide with the airing of the ABC mini-series referred to above. The first book and second book were published in 1999. Additional revenues under the Berkley Books contract will be recognized as manuscripts on the remaining four adult books are delivered and accepted by the publisher. NetCo Partners receives advances under this contract based on specific milestones throughout the publication process for each of the six books. This contract calls for royalties on paperback sales to be earned by NetCo Partners at 15% of the publisher's suggested retail price.

         In April 1997, NetCo Partners also entered into a second agreement with Berkley to publish up to 18 young adult novels based on NetForce. The contract calls for total maximum advances of $900,000 in addition to royalties earned.

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

         (b)      MovieTickets.com. Inc.

         The Company entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"). In August 2000 the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over 5 years. The company owned 31.67% of the MovieTickets.com, Inc. joint venture at December 31, 2000. The Company records its investment under the equity method of accounting, recognizing 31.67% of MovieTickets.com income or loss as equity in net earnings - investments. For the twelve months ended December 31, 2000, the Company recorded a loss of $394,286 in its investment in MovieTickets.com. At December 31, 2000, the Company contributed $500,000 in cash to MovieTickets.com and issued warrants to acquire 90,573 shares of common stock at an exercise price of $17.875 per share valued at $1,000,000. The fair market value of the warrant was recorded as goodwill and is being amortized over a life of ten years.

         The MovieTickets.com web site launched in May 2000. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features movie content from Hollywood.com for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. We expect the web site to generate revenues from service fees charged to users for the purchase of tickets and the sale of advertising. Service fees on ticket sales were introduced in November 2000. MovieTickets.com is promoted through on-screen advertising in each participating exhibitor's movie screens and through $25 million of Viacom advertising and promotion over the next five years. MovieTickets.com's current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc, Famous Players, Inc., Marcus Theaters, Muvico Entertainment and several regional exhibitors. These exhibitors operate theaters located in all of the top twenty markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 100 grossing theaters in North America. AMC Entertainment Inc. is the largest movie theater operator in the United States based on box office sales and Famous Players generates approximately half of all box office sales in Canada.

         In early 2001, America Online, Inc. purchased a 3% equity interest in MovieTickets.com for $8.5 million in cash. In connection with the transaction, MovieTickets.com's ticket inventory will be promoted throughout America Online's interactive properties and ticket inventory of AOL Moviefone will be featured on MovieTickets.com.

         Operating Expenses

         General and administrative expenses consists of production costs, technical and customer support, human resources and administrative functions as well as professional and consulting service fees, telecommunications costs, general insurance costs and occupancy costs. General and administrative expenses for the year ended December 31, 2000 was $11,220,529 as compared to $8,227,022 and $5,196,364 for the years ended December 31, 1999 and 1998, respectively. The increase is attributable to the completion of five acquisitions between 1999 and 2000. A full fiscal year of general and administrative expenses is not recorded in both years with regard to the acquisition made.

         Salaries and benefits for the year ended December 31, 2000 were $11,810,803 as compared to $5,916,024 and $4,151,725 for the years ended December 31, 1999 and 1998, respectively. The increase in salaries is primarily attributable to the acquisitions of two ticketing businesses in 2000 and the impact of an entire fiscal year of salaries in 2000 for the businesses acquired in 1999. In 1999 salaries and benefits for the Internet ad sales and syndication businesses acquired includes expenses only from the date of acquisition to the end of the year.

         The consolidation of the Hollywood.com web site technology and production into its corporate offices in South Florida began in 2000 and was completed in January 2001 and resulted in the Company being able to eliminate considerable duplication of resources with savings to exceed $4.0 million in 2001 in the general and administrative and salaries and benefits areas. In addition, the company closed its e-commerce division in January 2001 which had generated operating losses of $2.5 million in 2000.

         Selling and marketing expenses includes advertising, marketing, promotional, business development, public relations expenses and costs to produce movie trailers. Also included is the non-cash expense portion of barter advertising. Selling and marketing expense for the year ended December 31, 2000 was $9,593,871 as compared to $5,074,568 and $2,566,702 for the years ended December 31, 1999 and 1998 respectively. Non-cash barter expense included in selling and marketing was $3,937,931, $2,613,390 and $2,130,112 for years ended December 31, 2000, 1999 and 1998, respectively. The increase of $4,519,303 from 1999 to 2000 is attributable to an increase of $1,324,541 of non-cash barter advertising expense and increased advertising on radio, television, online and outdoor for the Company's Internet ad sales divisions and additional advertising related to the launch of Broadway.com on May 1, 2000. In addition, in 2000 the Company incurred up front production costs associated with advertising on CBS's media properties.

         Amortization of goodwill and intangibles for the year ended December 31, 2000 was $6,775,206 compared to $3,704,011 and $31,428 in 1999 and 1998, respectively. The increase of $3,071,195 from 1999 to 2000 is attributable to goodwill and intangibles recorded in accordance with various acquisitions during 1999 and 2000. (See note 3 to the consolidated financial statements.) In addition, a amortization expense in 2000 includes a full year of amortization on the companies acquired in 1999.

         Depreciation expense, which consists of the depreciation of property and equipment, furniture and fixtures, web development, leasehold improvements and capital leases, for the year ended December 31, 2000 was $4,323,331 compared to $1,627,056 and $1,076,983 for the years ended December 31, 1999 and 1998, respectively. The increase in depreciation expense from 1999 to 2000 is primarily attributable to the write-off in 2000 of the carrying value of the AOL Latin America Services agreement of $3.2 million in 2000. The increase in depreciation expense from 1998 to 1999 was primarily due to the acquisitions in 1999 and the additional equipment purchased to handle the increased traffic on Hollywood.com.

         Provision for Closed Stores and Lease Termination Costs

         Reserve for closed stores and lease termination costs are $233,763 for 2000 as compared to $4,551,094 and $1,121,028 in 1999 and 1998, respectively.
The Company's retail operations were closed in December 1999. The remaining carrying value of the fixed assets, inventory and other assets related to retail operations were written off to provision for closed stores in 1999. A liability was recorded for estimated cost of early lease terminations of $798,362 and $2,366,432 at December 31, 2000 and 1999 respectively. See Note 9 to the consolidated financial statements.

         Interest Expense, Net

         Net interest expense was $339,522 for the year ended December 31, 2000, as compared to $563,909 and $818,849 for the years ended December 31, 1999 and 1998, respectively. The decrease in interest expense from 2000 to 1999 is attributable to a decrease in our outstanding obligations under capital leases. The decrease from 1998 to 1999 is also attributable to a reduction in the inventory line of credit and a reduction in outstanding capital obligations, offset by an increase in interest income.

         Deferred Tax Expense Benefit

         During 1997, the Company recognized $1,407,600 of deferred tax benefit as the Company believed that realization of a portion of its net operating loss carryforward was likely to occur based on the Company's projections of taxable income that would have been generated upon consummation of a planned transaction. In 1998, the Company decided not to proceed with the transaction, and accordingly recorded a valuation allowance for the deferred tax benefit.


         Net Loss

         The Company's net loss for 2000 totaled $51,847,500 as compared to a net loss of $24,657,024 for fiscal 1999. The loss for fiscal 1998 was $10,658,089. The net loss increased by $27,190,476 for 2000 as compared to 1999 primarily because of an increase in amortization of CBS non-cash advertising of $21,899,697, amortization of goodwill and intangibles of $3,071,195 and operating losses incurred by the e-commerce division which was closed in January 2001 of $2,521,911. Net loss per share for fiscal 2000 was $2.23 as compared to a net loss of $2.01 for fiscal 1999, representing an increase of $.22 loss per share. The net loss per share for 1998 was $1.47. The per share impact of depreciation, CBS non-cash advertising, amortization of goodwill and intangibles on the 2000 and 1999 loss per share is $1.52 and $.62, respectively.

         The net loss increased from $10,658,089 in 1998 to $24,657,024 in 1999 primarily because of the amortization of CBS non-cash advertising of $2,344,950, increase in provision for closed stores and lease termination costs of $3,430,066, amortization of goodwill and intangibles of $3,672,583, and operating losses incurred by the retail operations of approximately $3.0 million.

         The Company has taken several steps to substantially cut its cash losses, the benefits of which are expected to materialize in 2001. During 2000, the Company began a two step approach to consolidate Hollywood.com web site technology and production into its corporate office in South Florida. Completed in January 2001, the Company eliminated considerable duplication of resource with savings expected to exceed $4,000,000 in 2001. Further, during the fourth quarter of 2000, the Company, as part of its operational evaluation process, determined that profitability in the e-commerce business could not be reached due to tight margins and high fulfillment costs. The Company closed this business in January 2001 which incurred a loss of $2,511,911 in 2000.

         The Company continues to focus its resources on the expansion of its business to business, ticketing and Internet operations. Ticketing has become a significant revenue source for the Company, most notably through the acquisition of Theater Direct International in September 2000 and the launch of Broadway.com in May 2000.

         While the Company believes that the acquisitions made during 2000 together with economies of scale introduced and closure of unprofitable business will lead the Company to a positive operating cash flow for the year 2001, there can be no assurances that the revenues generated will be sufficient to offset the associated expenses incurred.

         Liquidity and Capital Resources

         At December 31, 2000, the Company had cash and cash equivalents of $1,911,224 compared to cash and cash equivalents of $2,475,345 at December 31, 1999. Working capital at December 31, 2000, which includes $19,131,714 in deferred advertising with CBS, was $14,871,414, as compared to a deficit of $4,817,879 at December 31, 1999. Net cash used in operating activities during fiscal 2000 was $13,017,504, primarily representing cash used to fund the Company's pre-tax loss, net of non-cash expenses including depreciation and amortization, reserve for closed stores and lease termination costs, CBS advertising and the inventory reserve. Net cash used in investing activities was $3,652,461, representing capital expenditures, acquisitions of web addresses and other investments, and distributions to minority interests. Net cash provided by financing activities amounted to $16,105,844 during 2000, primarily representing proceeds from issuance of common stock and proceeds from exercise of stock options and warrants. The combined effect of the above was a net decrease in cash and cash equivalents of $564,121 during 2000.

         The Company's Board of Directors approved the repurchase of $4.0 million of the Company's common stock. Pursuant to the plan, during the twelve months ended December 31, 2000 the Company repurchased 335,150 shares of common stock for an aggregate consideration of $2,661,924, and an average purchase price of $7.94 per share. In the aggregate, the Company has repurchased 417,500 shares of common stock for an aggregate consideration of $3,433,618 at an average price of $8.22 per share.

         During 2000 the Company issued 1,480,872 shares of common stock upon the exercise of outstanding stock options and warrants for which the Company received $7,022,412 in cash exercise proceeds and $5,468,501 in additional promotional advertising from CBS.

         The success of the Company's operations in future years is dependent on its ability to generate adequate revenue to offset operating expenses. Unless otherwise noted, the proceeds from the financing transactions in 2000 and 1999 were used to complete the acquisitions of five businesses in 2000 and 1999 and for general corporate purposes. The Company's management expects to require additional financing for the expansion of its businesses, and to support working capital requirements in future years.

         The Company is currently exploring additional financing alternatives, including a bank line of credit to allow the Company to finance such expansion, although there can be no assurance that such financing alternatives will be available to the Company or can be obtained on terms favorable to the Company.

         In the event that the Company requires additional funding and cannot secure additional funding, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President, have indicated their intention to provide the Company, if required, with an amount not to exceed $6 million in order to enable the Company to meet its working capital requirements during 2001; provided, however, that the commitment will terminate to the extent that the Company raises no less than $6 million from other sources and such additional funding is not expended on acquisitions.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

         Not applicable.

Item 8.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        Page
                                                                                                        ----

Report of Independent Certified Public Accountants........................................................34

Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999.................................35

Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999
   and 1998...............................................................................................36

Consolidated Statements of Shareholders' Equity for the Years
   Ended December 31, 2000, 1999 and 1998.................................................................37

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
   1999 and 1998..........................................................................................38

Notes to Consolidated Financial Statements................................................................39

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To Hollywood Media Corp.:

We have audited the accompanying consolidated balance sheets of Hollywood Media Corp. (formerly Hollywood.com, Inc.) (a Florida corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Media Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 20, 2000, the Company adopted the consensus of Emerging Issues Task Force Issue No. 99-17, "Accounting For Advertising Barter Transactions" for advertising barter transactions entered into after January 20, 2000.


ARTHUR ANDERSEN LLP


Miami, Florida,
March 30, 2001.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,      December 31,
                                                                                         2000              1999
                                                                                     ------------       -------------
                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                       $   1,911,224     $   2,475,345
      Receivables, net                                                                    1,866,565         1,155,999
      Inventories                                                                           106,700         1,246,733
      Prepaid expenses                                                                      687,028         1,687,347
      Other receivables                                                                     298,751            18,037
      Other current assets                                                                  240,450            67,541
      Deferred advertising - CBS                                                         19,131,714                --
                                                                                      -------------     -------------
      Total current assets                                                               24,242,432         6,651,002

PROPERTY AND EQUIPMENT, net                                                               2,802,840         1,877,959
INVESTMENTS                                                                                 872,545           549,975
NONCURRENT DEFERRED ADVERTISING - CBS                                                    91,714,019                --
INTANGIBLE ASSETS, net                                                                    3,745,579         4,370,590
GOODWILL, net                                                                            45,173,047        46,483,647
OTHER ASSETS                                                                                727,620         2,549,652
                                                                                      -------------     -------------
TOTAL ASSETS                                                                          $ 169,278,082     $  62,482,825
                                                                                      =============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                $   3,194,105     $   2,181,089
      Accrued professional fees                                                             166,182           199,514
      Other accrued expenses (Note 10)                                                    2,277,931         1,579,682
      Deferred advertising - CBS                                                                 --         2,344,950
      Accrued reserve for closed stores                                                     798,362         2,366,432
      Deferred revenue                                                                    1,556,841           308,061
      Notes payable                                                                         750,000         1,928,138
      Current portion of capital lease obligations                                          627,597           561,015
                                                                                      -------------     -------------
      Total current liabilities                                                           9,371,018        11,468,881
                                                                                      -------------     -------------

CAPITAL LEASE OBLIGATIONS, less current portion                                             721,521           995,213
                                                                                      -------------     -------------
DEFERRED REVENUE                                                                            331,559           249,117
                                                                                      -------------     -------------
MINORITY INTEREST                                                                           160,094           270,828
                                                                                      -------------     -------------

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY:

      Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding               --                --
      Common stock, $.01 par value, 100,000,000 shares authorized; 24,730,968 and
          15,143,216 shares issued at December 31, 2000 and 1999, respectively              247,309           151,432
      Warrants outstanding                                                                7,007,013         5,096,704
      Deferred compensation                                                                (102,067)         (306,200)
      Additional paid-in capital                                                        264,332,941       105,500,656
      Accumulated deficit                                                              (112,791,306)      (60,943,806)
                                                                                      -------------     -------------
      Total shareholders' equity                                                        158,693,890        49,498,786
                                                                                      -------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 169,278,082     $  62,482,825
                                                                                      =============     =============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                     2000             1999            1998
                                                                   ------------    -------------     -------------


NET REVENUES
    Ticketing                                                      $ 12,278,008     $         --     $         --
    Other                                                            17,239,497       10,106,111       11,126,516
                                                                   ------------     ------------     ------------
                                                                     29,517,505       10,106,111       11,126,516
                                                                   ------------     ------------     ------------
COST OF SALES
    Ticketing                                                        10,663,913               --               --
    Other                                                             3,600,089        3,572,832        5,987,383
                                                                   ------------     ------------     ------------
                                                                     14,264,002        3,572,832        5,897,383
                                                                   ------------     ------------     ------------

    Gross profit                                                     15,253,503        6,533,279        5,139,133
                                                                   ------------     ------------     ------------

OPERATING EXPENSES:
    General and administrative                                       11,220,529        8,227,022        5,196,364
    Selling and marketing                                             9,593,871        5,074,568        2,566,702
    Salaries and benefits                                            11,810,803        5,916,024        4,151,725
    Amortization of CBS advertising - non-cash                       24,244,647        2,344,950               --
    Amortization of goodwill and intangibles                          6,775,206        3,704,011           31,428
    Depreciation and amortization                                     4,323,331        1,627,056        1,076,983
    Provision for closed stores and lease termination costs             233,763        4,551,094        1,121,028
                                                                   ------------     ------------     ------------

        Total operating expenses                                     68,202,150       31,444,725       14,144,230
                                                                   ------------     ------------     ------------

        Operating loss                                              (52,948,647)     (24,911,446)      (9,005,097)

EQUITY IN EARNINGS OF INVESTMENTS                                     1,906,132        1,188,142          877,549

OTHER INCOME (EXPENSE):

    Interest, net                                                      (339,522)        (563,909)        (818,849)
    Other, net                                                          (54,434)          (3,440)          42,989
                                                                   ------------     ------------     ------------

         Loss before minority interest and deferred tax expense     (51,436,471)     (24,290,653)      (8,903,408)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                          (411,029)        (366,371)        (347,081)
                                                                   ------------     ------------     ------------

         Loss before deferred tax expense                           (51,847,500)     (24,657,024)      (9,250,489)

DEFERRED TAX EXPENSE                                                         --               --       (1,407,600)
                                                                   ------------     ------------     ------------

         Net loss                                                  $(51,847,500)    $(24,657,024)    $(10,658,089)
                                                                   ============     ============     ============


Basic and diluted loss per common share                            $      (2.23)    $      (2.01)    $      (1.47)
                                                                   ============     ============     ============

Weighted average common and common equivalent shares
   outstanding - Basic and diluted                                   23,270,862       12,310,195        7,456,651
                                                                   ============     ============     ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                Preferred
                                                                     Common Stock             Stock, Series          Warrants
                                                               Shares           Amount        A, B, C, D & D-2      Outstanding
                                                            ------------       ---------       -------------        -----------

Balance - December 31,1997                                   6,896,340      $      68,963      $   4,000,000      $     586,600

Non-cash dividend - preferred stock                             37,050                371               --                 --
Cash dividend on preferred stock Series C                         --                 --                 --                 --
Conversion of convertible debentures into
  common stock                                                 173,568              1,736               --                 --
Issuance of stock options and warrants for
  services rendered                                               --                 --                 --                 --
Employee stock bonuses                                         236,230              2,362               --                 --
Issuance of preferred stock and warrants
  in private placement                                            --                 --            2,152,261           497,583
Issuance of common stock in private
  placements                                                   453,095              4,531               --                 --
Issuance of common stock to the members
  of the Company's Board of Directors
  in a private placement                                       187,442              1,874               --                 --
Shares repurchased and retired                                 (42,850)              (429)              --                 --
Stock options and warrants exercised                           220,454              2,205               --             (249,600)
Net loss                                                          --                 --                 --                 --
                                                         -------------      -------------      -------------      -------------

Balance - December 31,1998                                   8,161,329             81,613          6,152,261            834,583

Dividends - preferred stock                                      6,675                 67               --                 --
Stock options and warrants exercised                           908,784              9,088               --             (497,583)
Issuance of common stock in private
  placements                                                   989,297              9,893               --            2,866,071
Issuance of stock options and warrants for
  services rendered                                            184,018              1,840               --            1,350,045
Conversion of Series A,B,C,D,D-2 Preferred Stock             1,580,490             15,805         (6,152,261)              --
Employee stock bonus                                             2,500                 25               --                 --
Amortization of employee stock bonuses                            --                 --                 --                 --
Issuance of stock for acquisitions                           3,317,623             33,176               --              543,588
Issuance of stock to satisfy capital
  lease obligation                                              32,000                320               --                 --
Shares repurchased and retired                                 (39,500)              (395)              --                 --
Net loss                                                          --                 --                 --                 --
                                                         -------------      -------------      -------------      -------------

Balance - December 31,1999                                  15,143,216            151,432               --            5,096,704

Issuance of common stock and common stock
  warrants pursuant to CBS agreement                         6,672,031             66,720               --            7,114,781
Warrant exercised by CBS                                     1,178,892             11,789               --           (7,114,781)
Stock options and warrants exercised                           301,980              3,020               --                 --
Issuance of common stock - acquisitions                        345,379              3,454               --                 --
Issuance of common stock - private
  placement                                                  1,157,561             11,576               --              650,080
Common stock warrants issued in connection
   with investment in Movietickets.com                            --                 --                 --            1,000,000
Issuance of common stock, stock options and warrants
  for services rendered                                          9,511                 95               --              260,229
Issuance of common stock - payment of
  note payable                                                 152,548              1,525               --                 --
Non-cash issuance of common stock - franchise
   agreement                                                   100,000              1,000               --                 --
Employee stock bonus                                             5,000                 50               --                 --
Amortization of employee stock bonuses                            --                 --                 --                 --
Shares repurchased and retired                                (335,150)            (3,352)              --                 --
Net loss                                                          --                 --                 --                 --

                                                         -------------      -------------      -------------      -------------
Balance - December 31, 2000                                 24,730,968      $     247,309      $        --        $   7,007,013
                                                         =============      =============      =============      =============


[RESTUBBED]


                                                                                Additional
                                                                  Deferred       Paid-in              Accumulated
                                                               Compensation      Capital               Deficit             Total
                                                               ------------   -------------         -------------      ------------

Balance - December 31,1997                                          --        $  25,671,900        $ (25,223,610)     $   5,103,853

Non-cash dividend - preferred stock                                 --              169,629             (233,329)           (63,329)
Cash dividend on preferred stock Series C                           --                 --                (60,000)           (60,000)
Conversion of convertible debentures into
  common stock                                                      --              663,953                 --              665,689
Issuance of stock options and warrants for
  services rendered                                                 --               73,587                 --              73,587
Employee stock bonuses                                          (510,333)           793,863                 --              285,892
Issuance of preferred stock and warrants
  in private placement                                              --                 --                   --            2,649,844
Issuance of common stock in private
  placements                                                        --            1,895,614                 --            1,900,145
Issuance of common stock to the members
  of the Company's Board of Directors
  in a private placement                                            --              935,336                 --              937,210
Shares repurchased and retired                                      --             (102,599)                --             (103,028)
Stock options and warrants exercised                                --            1,039,056                 --              791,661
Net loss                                                            --                 --            (10,658,089)       (10,658,089)
                                                           -------------      -------------        -------------      -------------

Balance - December 31,1998                                      (510,333)        31,140,339          (36,175,028)         1,523,435

Dividends - preferred stock                                         --               79,741             (111,754)           (31,946)
Stock options and warrants exercised                                --            5,416,165                 --            4,927,670
Issuance of common stock in private
  placements                                                        --           14,201,370                 --           17,077,334
Issuance of stock options and warrants for
  services rendered                                                 --            2,298,793                 --            3,650,678
Conversion of Series A,B,C,D,D-2 Preferred Stock                    --            6,136,456                 --                 --
Employee stock bonus                                                --               46,225                 --               46,250
Amortization of employee stock bonuses                           204,133               --                   --              204,133
Issuance of stock for acquisitions                                  --           46,310,570                 --           46,887,334
Issuance of stock to satisfy capital
  lease obligation                                                  --              539,331                 --              539,651
Shares repurchased and retired                                      --             (668,334)                --             (668,729)
Net loss                                                            --                 --            (24,657,024)       (24,657,024)
                                                           -------------      -------------        -------------      -------------

Balance - December 31,1999                                      (306,200)       105,500,656          (60,943,806)        49,498,786

Issuance of common stock and common stock
  warrants pursuant to CBS agreement                                --          130,037,885                 --          137,219,386
Warrant exercised by CBS                                            --           12,571,493                 --            5,468,501
Stock options and warrants exercised                                --            7,019,392                 --            7,022,412
Issuance of common stock - acquisitions                             --            1,796,014                 --            1,799,468
Issuance of common stock - private
  placement                                                         --            6,293,053                 --            6,954,709
Common stock warrants issued in connection
   with investment in Movietickets.com                              --                 --                   --            1,000,000
Issuance of common stock, stock options and warrants
  for services rendered                                             --              168,392                 --              428,716
Issuance of common stock - payment of
  note payable                                                      --            1,926,613                 --            1,928,138
Non-cash issuance of common stock - franchise
   agreement                                                        --            1,649,000                 --            1,650,000
Employee stock bonus                                                --               29,015                 --               29,065
Amortization of employee stock bonuses                          204,133                --                   --              204,133
Shares repurchased and retired                                      --           (2,658,572)                --           (2,661,924)
Net loss                                                            --                 --           (51,847,500)        (51,847,500)

                                                           -------------      -------------        -------------      -------------
Balance - December 31, 2000                                $    (102,067)     $ 264,332,941        $(112,791,306)     $ 158,693,890
                                                           =============      =============        =============      =============




           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------------------
                                                                                         2000             1999            1998
                                                                                      ------------     -----------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              (51,847,500)     (24,657,024)    $(10,658,089)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                                                11,098,537        5,331,067        1,108,411
          Equity in earnings of Investments, net of return of invested capital            244,930          454,698          528,894
          Issuance of compensatory stock options and warrants for services rendered       457,781          322,568           73,587
          Amortization of deferred compensation costs                                     204,133          204,133          285,892
          Recognition of deferred gain                                                         --           (9,062)         (42,988)
          Loss on sale of equipment                                                       110,662               --               --
          Deferred tax expense                                                                 --               --        1,407,600
          Amortization of deferred financing costs                                         10,623          295,644          164,474
          Amortization of discount on convertible debentures                                   --               --          107,750
          Provision for bad debts                                                         504,539           82,237               --
          Provision for inventory obsolescence                                            569,946          283,950          232,383
          Provision for closed stores and lease termination costs                         233,763        4,551,094        1,121,028
          Minority interest                                                               411,029          366,371          347,081
          Return of capital from Tekno Books to minority partner                         (521,763)        (330,610)        (202,125)
          Amortization of CBS advertising - non-cash                                   24,244,647        2,344,950               --
          Changes in assets and liabilities:
            Receivables                                                                  (803,298)         283,832         (225,611)
            Prepaid expenses                                                              407,675         (286,262)          46,705
            Inventories                                                                    29,024         (382,132)       1,008,485
            Other current assets                                                         (183,607)         150,305          (10,240)
            Other assets                                                                 (106,466)         259,164         (205,350)
            Accounts payable                                                              296,968          384,269         (611,826)
            Accrued professional fees                                                     (33,332)         (17,637)         (13,162)
            Deferred revenue                                                            1,280,750           43,548         (318,472)
            Other accrued expenses                                                        373,455          717,009          567,446
                                                                                     ------------     ------------     ------------
              Net cash used in operating activities                                   (13,017,504)      (9,607,888)      (5,288,127)
                                                                                     ------------     ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash paid for acquisitions, net of cash acquired                                 (297,295)      (7,424,929)              --
        Acquisitions of investments                                                      (567,500)              --               --
        Capital expenditures                                                           (1,705,166)        (514,319)        (965,801)
        Investment in trademarks and url's                                             (1,082,500)        (600,000)              --
                                                                                     ------------     ------------     ------------
              Net cash used in investing activities                                    (3,652,461)      (8,539,248)        (965,801)
                                                                                     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (payments on) proceeds from revolving line of credit                               --         (758,917)         223,917
        Proceeds from shareholder/officer loan                                          2,050,000          711,000        3,794,500
        Payments of shareholder/officer loan                                           (2,050,000)        (811,000)      (3,779,500)
        Net proceeds from the issuance of preferred stock and warrants                         --               --        2,649,844
        Net proceeds from issuance of common stock                                     12,257,739       17,077,334        2,837,355
        Proceeds from exercise of stock options and warrants                            7,022,412        4,927,670          791,661
        Dividends on preferred stock                                                           --          (28,097)         (60,000)
        Payments to repurchase common stock                                            (2,661,924)        (668,729)        (103,028)
        Proceeds under sale leasebacks                                                         --           56,068          691,255
        Payments under capital lease obligations                                         (512,383)        (612,182)        (949,895)
                                                                                     ------------     ------------     ------------
              Net cash provided by financing activities                                16,105,844       19,893,147        6,096,109
                                                                                     ------------     ------------     ------------


              Net (decrease) increase in cash and cash equivalents                       (564,121)       1,746,011         (157,819)

CASH AND CASH EQUIVALENTS, beginning of year                                            2,475,345          729,334          887,153
                                                                                     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of year                                               $  1,911,224     $  2,475,345     $    729,334
                                                                                     ============     ============     ============
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
        Interest paid                                                                $    409,095     $    374,867     $    539,687
                                                                                     ============     ============     ============



         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2000 AND 1999
                           --------------------------

(1) BACKGROUND:
- --------------

Hollywood Media Corp. (the "Company") F/K/A Hollywood.com, Inc., was incorporated in the State of Florida on January 22, 1993. The Company is an entertainment-focused media and Internet provider of widely recognized brands and a broad collection of entertainment content data and related information in the industry. The Company also owns an extensive ticketing network and is engaged in the development and licensing of intellectual properties and the licensing of books. The Company generates revenues through the sale of advertising on its web site, the business-to-business syndication of entertainment-related content, sale of live theater tickets, and from advances paid by publishers and royalties received from the Company's library of book titles.

The Company's main web sites on the World Wide Web ("web") are Hollywood.com. and Broadway.com. Hollywood.com, was acquired in May 1999 and features movie showtime listings, movie descriptions and reviews, digitized trailers and photos, entertainment news, box office results, interactive games, movie soundtracks, celebrity profiles and biographies, coverage of entertainment awards shows and film festivals and video coverage of movie premiers. The Company launched the Broadway.com web site on May 1, 2000. Broadway.com features theater showtimes for live theater venues in the United States as well as in London; the ability to purchase Broadway, off-Broadway and London theater tickets online; theater news; interviews with stage actors and playwrights; opening-night coverage; theater reviews and video excerpts from selected shows. The Company generates revenues through the sale of advertising on these web sites and the sale of live theater tickets online.

The Company's syndication business began in May 1999 with the acquisition of CinemaSource, Inc., a supplier of movie showtimes and related content in the United States and Canada to Internet sites and media outlets. The Company expanded its syndication business with the acquisition of Baseline in August 1999. Baseline is a pay-per-use subscription web site geared to movie professionals.

The Company acquired Theatre Direct NY, Inc. ("TDI") effective September 15, 2000. TDI is a ticketing wholesaler to the travel industry that provides groups and individuals with access to theater tickets and knowledgeable service covering shows on Broadway, off-Broadway and in London.

In December 1999, the Company closed all if its retail store operations and has written off the assets relating to such operations (Note 9).

In January 2001, the Company closed its online movie studio store, shopping.hollywood.com, which the Company opened in November 1998.

The intellectual properties division owns or controls the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities, which it licenses across all media, including books, films and television, multimedia software, and other products. The Company acquires the rights to its intellectual properties pursuant to agreements that grant it exclusive rights in the intellectual property itself, as well as the right to use the creator's name in the title of the intellectual property. The intellectual properties division also includes a 51%-owned book licensing and packaging operation named Tekno Books which focuses on developing and executing book projects, typically with best-selling authors, which books are then licensed for publication to book publishers. Tekno Books generates revenues from new book projects in the form of non-refundable advances paid by publishers and from royalties from its library of book titles.

The Company is a 50% partner in NetCo Partners. NetCo Partners was formed in June 1995 as a joint venture between the Company and C.P. Group, Inc., a company in which best-selling author Tom Clancy is a shareholder. NetCo Partners is engaged in the development and licensing of entertainment properties.

In 2000, the Company acquired an interest in MovieTickets.com, a joint venture with AMC Entertainment Inc. (AMC), National Amusements, Inc. (NAI) and Viacom Inc. As of December 31, 2000, the Company, AMC and NAI each own 31.67% of MovieTickets.com and Viacom Inc. owned 5%. The MovieTickets.com web site, which launched in May 2000, allows users to purchase movie tickets online and retrieve them at "will call" windows or kiosks at the theaters. The web site also features movie content from Hollywood.com for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos and box office results. MovieTickets.com generates revenue from the sale of advertising and from service fees charged to users for the purchase of tickets. These revenues are not included in the Company's revenues. The Company records its share of the earnings or loss in MovieTickets.com as equity in earnings (loss) of investments.

The Company has expended significant funds developing its business to business, ticketing, Internet ad sales, intellectual property, e-commerce, and other businesses. Operating losses since inception have contributed to an accumulated deficit of $112,791,306 at December 31, 2000. The success of the Company's operations in future years is dependent on its ability to generate adequate revenues to offset operating expenses. The Company expects to incur additional losses during the next several years while it continues to grow its businesses. The Company's operating plans and assumptions indicate that anticipated cash flows, when combined with other potential sources of capital, will be sufficient to meet working capital requirements for the year 2001. There can be no assurances that the Company will be able to generate sufficient revenues from these activities to cover its costs and therefore, the Company may continue to incur losses and negative cash flows from opeations. To the extent that the Company does not generate sufficient revenues to offset expenses the Company will require further financing to fund ongoing operations.

In the event that the Company requires additional funding and cannot secure such additional funding, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President, have indicated their intention to provide the Company, if required, with an amount not to exceed $6 million in order to enable the Company to meet its working capital requirements during 2001; provided, however, that the commitment will terminate to the extent the Company raises no less than $6 million from other sources and such additional funding is not expended on acquisitions.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
- ------------------------------------------------

      Principles of Consolidation
      ---------------------------

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its 51% and 50.5% owned subsidiaries, Tekno Books and Fedora, Inc., respectively. All significant intercompany balances and transactions have been eliminated in consolidation and a minority interest has been established to reflect the outside ownership of Tekno Books and Fedora, Inc. The Company's 50% and 31.67% ownership interests in NetCo Partners and MovieTickets.com, respectively, are accounted for under the equity method of accounting.

      Accounting Estimates
      --------------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates and assumptions embodied in the accompanying financial statements include the adequacy of reserves for accounts receivables and closed stores and the Company's ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets, including the remaining carrying value of deferred advertising received from CBS in 2000 in exchange for shares of the Company's common stock.

       Cash and Equivalents
       --------------------

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $1,549,731 and $2,084,156, at December 31, 2000 and 1999, respectively.

       Receivables
       -----------

Receivables consist of amounts due from customers who have advertised on the Company's web sites, have purchased content from the Company's syndication businesses, have purchased live theater tickets and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Trade receivables are net of an allowance for doubtful accounts of $567,702 and $131,029 at December 31, 2000 and 1999, respectively.

       Inventories
       -----------

Inventories consist of theater ticket inventory sold to groups, individuals and travel agencies, merchandise sold over the Internet and book inventory, and are stated at the lower of cost or market value. Theater ticket inventory was added in 2000 with the acquisition of TDI. Inventory is carried at cost. Provision has been made to reduce excess or obsolete inventories to net realizable value.

       Property and Equipment
       ----------------------

Property and equipment are carried at cost. Depreciation is provided in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated service lives, which range from three to five years, on a straight-line basis. Leasehold improvements are amortized over the lesser of the terms of the respective leases or the service lives of the improvements.

       Intangible Assets and Goodwill
       ------------------------------

Purchase price allocations for all of the Company's acquisitions have been made in accordance with Accounting Principles Board Opinion No. ("APB") 16. Pursuant to APB 16, acquired tangible assets and liabilities have been recorded at estimated fair value. The excess of the purchase price, including liabilities assumed, over the value assigned to net tangible assets acquired has been allocated first to any specifically identified intangibles then to goodwill.

Intangible Assets, net consist of the following:

                                                            December 31,
                                                       2000             1999
                                                   -----------      -----------

NATO contract acquired with hollywood.com          $ 4,567,513      $ 4,567,513
Patents and trademarks                                 203,368          203,368
Web addresses                                        1,682,500          600,000
                                                   -----------      -----------
                                                     6,453,381        5,370,881
Less accumulated amortization                       (2,707,802)      (1,000,291)
                                                   -----------      -----------
                                                   $ 3,745,579      $ 4,370,590
                                                   ===========      ===========

The National Association of Theatre Owners ("NATO") contract is being amortized on a straight-line basis over 3 years. Patents and trademarks are being amortized on a straight-line basis over 17 years. Web addresses are amortized over 7 years.

Goodwill , net consists of the following:

                                                          December 31,
                                                    2000                1999
                                                ------------       ------------
Hollywood.com acquisition                       $ 27,990,480       $ 27,911,309
CinemaSource acquisition                          12,670,172         12,570,172
Baseline acquisition                               8,457,133          8,451,296
BroadwayTheater.com acquisition                    1,405,617                 --
TDI acquisition                                    1,163,646                 --
MovieTickets.com investment                        1,000,000                 --
Tekno Books and Fedora                               391,211            388,783
                                                ------------       ------------
                                                  53,078,259         49,321,560
Less accumulated amortization                     (7,905,212)        (2,837,913)
                                                ------------       ------------
                                                $ 45,173,047       $ 46,483,647
                                                ============       ============

Goodwill relating to the acquisition of Tekno Books and Fedora, Inc., is being amortized on a straight-line basis over 20 years. Goodwill relating to all other acquisitions and investments is being amortized on a straight-line basis over 10 years.

         Impairment of Long-Lived Assets
         -------------------------------

The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. The Company determines fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 2000, 1999 or 1998.

       Revenue Recognition
       -------------------

Revenue recognition policies for advertising, syndication, ticketing, e-commerce, book packaging and licensing, and retail are set forth below.

         Advertising Revenue. Advertising revenue is derived from the sale of advertising on the Company's web sites. Advertising revenue is recognized over the period that the advertisement is displayed, provided that no significant Company obligations remain and collection is reasonably assured. Company obligations typically include guarantees of a minimum number of impressions or times that an advertisement is viewed by users of the Company's web sites. Revenue is recognized based on the number of impressions delivered to the customer.


         Syndication. Syndication revenue is derived from the sale of entertainment related content to other businesses. Revenue is recorded after the information has been delivered and collection of the resulting receivable is reasonably assured. Royalty income is recognized pursuant to contract terms when the proceeds have been collected.

         Ticketing. Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational facilities. Revenue from ticket sales is recognized upon delivery of the tickets to the customer. For large orders where credit is extended, revenue is recognized when the performance takes place. The Company purchases the tickets from the theaters for resale to its customers, accordingly revenue and costs are recorded on a gross basis in the accompanying statements of operations.

         E-commerce. E-commerce revenue is derived from the sale of entertainment-related merchandise over the web. E-commerce revenue is recognized once the product has been shipped and payment is reasonably assured. The Company purchases the merchandise for resale to its customers. Accordingly, revenue and cost of sales are recorded on a gross basis in the accompanying statements of operations. The e-commerce division was closed in January 2001.

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

         Franchise fees. Franchise fee revenue was recognized in 1998 when all material services or conditions relating to a franchise agreement had been substantially performed or satisfied.

       Pre-Opening Expenses
       --------------------

Pre-opening expenses related to new retail store openings in 1998 were expensed as incurred.

       Barter Transactions
       -------------------

The Company periodically enters into barter arrangements with other Internet companies to exchange advertising on each other's web sites. Prior to January 20, 2000, the Company reported revenue and expense from internet advertising barter transactions on a "gross" basis, and valued the transactions using an average rate per thousand impressions earned on similar sales of advertising for cash. In January 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached consensus on EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." As permitted under EIFT 99-17 the Company adopted the consensus prospectively for transactions occurring after January 20, 2000. EITF 99-17 allows gross reporting of advertising barter transactions only where barter transactions can be supported by an equivalent quantity of similar cash transactions. Total internet barter advertising in 1999 was $480,100. The Company has not determined what portion of this revenue would have been disallowed under EITF 99-17, but management believes the impact would not be material to 1999 revenues. Under EITF No. 99-17 the Company would not have recognized $220,000 and $2,130,112 in barter revenue and expense in 1999 and 1998, respectively, associated with the ABC programming agreement. See b. Retail Operations.

         a. Internet Operations. The Company recorded $956,181, $480,100, and $0 in 2000, 1999 and 1998, respectively, in barter revenue and expense relating to Internet advertising.

         The Company records barter revenue and expense under the NATO contract, which the Company acquired through its acquisition of hollywood.com. in 1999. In connection with the NATO contract, the Company also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, the Company hosts web sites for each of the theaters. In addition, the Company provides ongoing web site maintenance services for each of the theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters promote the hollyood.com web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before feature films that play in most NATO-member theaters. The Company records revenue and expense from these activities measured at the fair value of the services exchanged. In 2000 and 1999 the Company recorded $2,981,750 and $1,913,290, respectively, in revenue and expense under the NATO contract.

         b. Retail Operations. In 1999 and 1998 the Company recorded the exchange of air time given on the television monitors in its retail stores and promotional space given on its web site for advertising air time received on local ABC affiliate television stations at the estimated fair value of the air time received from the American Broadcastiang Company ("ABC") affiliates. The income and expense are recorded in equal amounts at the time when the advertising air time is received from ABC. The Company recorded revenues and selling and marketing expenses of $220,000 and $2,130,112 in 1999 and 1998 respectively, relating to the ABC programming agreement. This agreement was terminated in 1999.

       Comprehensive Income
       --------------------

SFAS No. 130, "Reporting Comprehensive Income" requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Adoption of this statement did not impact the Company's consolidated financial statements. For all periods presented, there were no differences between reported net income (loss) and comprehensive income (loss).

         Segment Information
         -------------------

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting of selected information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosure regarding the Company's business segments is contained in Note 17.

       Loss Per Common Share
       ----------------------

SFAS No. 128 "Earnings Per Share" requires companies to present basic and diluted earnings per share ("EPS"). Loss per common share is computed by dividing net loss after deducting dividends applicable to preferred stock, by the weighted average number of common and common equivalent shares outstanding as follows:

                                                       Year Ended December 31,
                                            --------------------------------------------
                                                2000           1999             1998
                                            ------------    ------------    ------------

Net Loss                                    $(51,847,500)   $(24,657,024)   $(10,658,089)
Preferred Stock Dividends                             --        (111,754)       (293,329)
                                            ------------    ------------    ------------

Net Loss Available to Common Shareholders    (51,847,500)    (24,768,778)    (10,951,418)
                                            ============    ============    ============

Weighted Average Shares Outstanding           23,270,862      12,310,195       7,456,651
                                            ------------    ------------    ------------

Loss per Share, Basic and Diluted           $      (2.23)   $      (2.01)   $      (1.47)
                                            ============    ============    ============

         Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 4,107,587, 4,041,927 and 2,204,208 were excluded from the calculation of diluted loss per share in 2000, 1999 and 1998, respectively, because their impact was anti-dilutive.

         Stock-Based Compensation
         ------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," allows either adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations with supplemental disclosures. The Company has chosen to account for all stock-based arrangements under which employees receive shares of the Company's stock accounted for under APB 25 and make the related disclosures under SFAS No. 123. Pro forma loss per share, as if the fair value method had been adopted, is presented in Note 12. Stock options and warrants granted to non-employees are accounted for under the fair value method prescribed by SFAS No. 123 and related interpretations.

         Advertising Costs
         -----------------

The Company expenses the cost of advertising as incurred or when such advertising initially takes place. As further described in Note 11, in the first quarter of 2000, the Company issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. The Company is entitled to utilize a specified portion of this advertising each contract year. The deferred advertising is carried on the Company's balance sheet as a deferred asset and is being amortized ratably over the contract period; except in 2000 where the Company utilized an additional $5.2 million of CBS advertising for the launch of Broadway.com. Advertising expense recorded related to CBS advertising for 2000 and 1999 was $24,244,647 and $2,344,950, respectively, and is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS advertising - non-cash." All other advertising costs are reported as selling and marketing expenses in the accompanying consolidated statements of operations and include non-cash advertising expense for barter transactions of $3,937,931, $2,613,390, and $2,130,112 for 2000, 1999 and 1998; respectively.

       Post-Retirement Employment Benefits, Other Than Pensions
       --------------------------------------------------------

The Company does not currently provide post-retirement employment benefits for its employees.

       401(K) Plan
       -----------

The Company established a 401(K) Plan (the "Plan") effective January 1, 2001. All employees of the Company meeting certain eligibility requirements, are eligible to participate in the Plan. The Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (but not greater than a statutorily prescribed annual limit). All amounts contributed by employee participants in conformance with Plan requirements and earnings on such contributions are fully vested at all times. The Company will match 50% of the first 8% of the employee's deferral in common stock on December 31, 2001. Only those employed on the last day of the Plan year will be eligible for a Company match.

       Reclassifications
       -----------------

Certain reclassifications were made to prior year statements to conform with the current year's presentation.

(3) ACQUISITIONS:
    ------------

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

                  (b)      hollywood.com, Inc.:

On May 20, 1999, the Company acquired all of the capital stock of hollywood.com, Inc. ("hollywood.com"), formerly called Hollywood Online Inc., from The Times Mirror Company ("Times Mirror"). The aggregate consideration paid to Times Mirror by the Company consisted of a one-year unsecured promissory note for $1,928,138 which was paid in 2000 with 152,548 shares of common stock and 2,300,075 shares of common stock, which was valued as of the date of the transaction at $12.64 per share. As part of the transaction costs the Company issued 53,452 shares of common stock for services rendered in connection with the acquisition valued at $19.94 per share. Hollywood.com owns and operates the Hollywood.com web site offering viewers movie information, movie trailers, box office charts, movie soundtracks, photos and exclusive interactive games, celebrity interviews, local movie showtimes, and coverage of movie premieres, film festivals and movie-related events.

                  (c)      Baseline II, Inc.:

On August 31, 1999, the Company purchased substantially all of the motion picture-related data assets of Paul Kagan Associates, Inc., including the PKBaseline.com web site (now called Baseline.hollywood.com), several publications, including the Motion Picture Investor newsletter, and a consumer oriented movie web site. The aggregate purchase price paid for the Baseline assets consisted of 492,611 shares of common stock valued at $17.81 per share and warrants to purchase an aggregate of 54,735 shares of common stock at an exercise price of $18.27 per share valued at $543,588. The shares of common stock issued in the transaction cannot be transferred by the holders for a period of 24 months following the closing of the transaction.

The 1999 acquisitions of CinemaSource, hollywood.com and Baseline II were accounted for under the purchase method of accounting and accordingly, the operating results of CinemaSource, hollywood.com and Baseline have been included in the Company's consolidated financial statements since the respective dates of acquisition. The excess of the aggregate purchase prices over the fair value of net assets acquired in 1999 of $49.1 million is being amortized over 10 years.

                  (d)      BroadwayTheater.com, Inc.:

On May 1, 2000, the Company acquired substantially all of the assets of BroadwayTheater.com, Inc. ("BroadwayTheater.com"), a privately held company, for $135,000 in cash and 83,214 shares of the Company's common stock valued at $14.00 per share and options valued at $128,752 to purchase 12,500 shares of common stock at $9.75 per share. The seller of BroadwayTheater.com, Inc. has the right to earn up to a maximum of 85,714 additional shares of the Company's common stock if the business meets specified gross profit targets during the three years following the closing of the acquisition. BroadwayTheater.com sells live theater tickets online predominately for Broadway, off-Broadway and London's theater performances, through the Broadway.com web site which is owned by the Company.

                  (e) Theatre Direct NY, Inc. (D/B/A Theatre Direct International):

On September 15, 2000, the Company acquired Theatre Direct NY, Inc. ("TDI") from Cameron Mackintosh for 66,291 shares of common stock valued at $505,719 and assumed $750,000 in promissory notes. In addition, the Company placed 195,874 shares in escrow. These shares will be delivered to the seller if certain conditions are satisfied at the end of the twelve month period. TDI is a ticketing wholesaler primarily to the travel industry (including travel agencies and tour operators) and educational institutions for live theater productions running on Broadway, off-Broadway and in London.

The acquisitions in 2000 of BroadwayTheater.com and TDI were accounted for under the purchase method of accounting and, accordingly, the operating results of BroadwayTheater.com and TDI have been included in the Company's consolidated financial statements since the respective dates of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $2.6 million is being amortized over 10 years.

The purchase price of CinemaSource (a), hollywood.com (b), Baseline II, Inc.
(c), BroadwayTheater.com (d) and TDI (e) was allocated to assets and liabilities acquired as follows:

                                                   2000(d)(e)      1999(a)(b)(c)
                                                  ------------     ------------

Tangible assets                                   $    981,500     $  2,729,844
Intangible assets                                           --        4,567,513

Goodwill                                             2,754,271       48,932,777

Liabilities assumed                                 (  889,008)        (586,877)
                                                  ------------     ------------
Total purchase price                                 2,846,763       55,643,257
Less value of common stock
  and warrants issued                               (1,799,468)     (46,290,190)
Less value of note issued                             (750,000)      (1,928,138)
                                                  ------------     ------------
          Subtotal                                $    297,295     $  7,424,929
                                                  ============     ============

Paid in cash - purchase price, net of cash
  Acquired                                        $   (143,505)    $  6,534,190
Paid in cash - acquisition costs                       440,800          890,739
                                                  ------------     ------------

Total cash paid, net of cash acquired             $    297,295     $  7,424,929
                                                  ============     ============

In 2000, the Company recorded $185,008 in purchase price adjustments relating to acquisitions in 1999 which have been included in Goodwill.

The following are unaudited pro forma combined results of operations of the Company, hollywood.com, CinemaSource, Baseline and TDI for the years ended December 31, 2000 and 1999, as if the acquisitions of hollywood.com, CinemaSource, Baseline and TDI had occurred at the beginning of each period:

                                                      Year Ended December 31,
                                                --------------------------------
                                                     2000               1999           1998
                                                -------------      -------------   -------------
Net Revenues                                    $  48,019,715      $ 30,472,655      $ 13,994,091
                                                =============      ============      ============

Net Loss                                        $ (51,708,630)     $(32,144,680)     $(20,316,273)
                                                =============      ============      ============

Pro Forma Diluted Loss  Per Share               $       (2.22)     $      (2.35)     $      (1.90)
                                                =============      ============      ============

Weighted Average Shares Outstanding                23,319,536        13,742,734        10,685,528
                                                =============      ============      ============

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

         In January 2000 the Company acquired the web address Broadway.com for a purchase price of $1.6 million, paid with $1.0 million in cash and 35,294 shares of common stock valued at $17 per share. The common stock was issued in 1999 and delivered in anticipation of the 2000 closing. The $1.6 million is reflected in the accompanying consolidated balance sheet as an intangible asset at December 31, 2000. Acquisition costs incurred amounted to $2,856 and were charged to additional paid-in capital in 1999. The Broadway.com web site offers a comprehensive database of professional theater showtimes listings, with listings for more than 2,400 venues around the country and in London, as well as show synopses, cast and crew credits and biographies, digitized show previews and showtunes, a community chat area, interviews and the ability to purchase Broadway, off-Broadway and London theater tickets online.

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS:
- ----------------------------------------

The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value due to the short maturity of the instruments. The carrying value of notes payable approximates fair value because the interest rates approximate the market rates.

(5) RECENTLY ISSUED ACCOUNTING STANDARDS:
- -----------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities", which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as the Company currently has no derivatives.

In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company adopted SAB 101 in 1999. The Company's revenue recognition practices conform with the guidelines prescribed in SAB 101.

The EITF of the FASB reached a consensus on EITF Issue 00-2 "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop web site should be capitalized or expensed. The Company adopted this consensus in 2000. Such adoption did not have a material effect on the Company's consolidated financial position or results of operations.

In January 2000, the EITF reached consensus on EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." EITF 99-17 establishes guidelines for reporting revenue and expense from non-monetary transactions involving exchange of advertising. The consensus stipulates that revenue and expense should be recognized from an advertising barter transaction only if the fair value of the advertising surrendered in the transaction is determinable based on the entity's own historical practice of receiving cash for similar advertising sold to parties unrelated to the party in the barter transaction. The Company adopted EITF 99-17 prospectively for transactions occurring after January 20, 2000 (See
Note 2).

In July 2000, the EITF reached a consensus on EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. The Company's existing accounting policies conform to the EITF consensus.

(6)  PROPERTY AND EQUIPMENT, NET:
- ---------------------------------

Property and equipment consists of:

                                                           December 31,
                                                  -----------------------------
                                                      2000               1999
                                                  -----------       -----------

Furniture and Fixtures                            $   593,758       $   467,590
Equipment                                           2,962,002         1,942,898
Web Development                                       430,645                --
Equipment Under Capital Leases                        565,623           260,350
Leasehold Improvements                                 70,752             6,940
                                                  -----------       -----------
                                                    4,622,780         2,677,778
Less:  Accumulated Depreciation and Amortization   (1,819,940)         (799,819)
                                                  -----------       -----------
                                                  $ 2,802,840       $ 1,877,959
                                                  ===========       -----------

Depreciation and amortization expense of property and equipment was $1,089,569, $1,486,458 and $1,076,983 for the years ended December 31, 2000, 1999 and 1998, respectively.

(7)  CAPITAL LEASE OBLIGATIONS:
- -------------------------------

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2000 are as follows:

Year                                                         Amount
- ----                                                       ---------
2001                                                       $ 853,134
2002                                                         641,661
2003                                                         163,157
2004                                                           1,704
                                                           ---------
Minimum lease payments                                     1,659,656
Less amount representing interest                           (310,538)
                                                           ---------
Present value of net minimum lease payments                1,349,118
Less: current portion                                       (627,597)
                                                           ---------
                                                           $ 721,521
                                                           =========

In May 1998, the Company entered into a sale and leaseback transaction for 17 kiosks. The terms of the 1998 sale-leaseback were an aggregate sales price of $600,674, which approximated 75% of the original invoice cost of the units, a 42-month lease term, monthly payments of approximately $18,300, and a $1 buy-out at the end of the lease term. As additional consideration for the 1998 Sale-Leaseback, the Company issued to the lessor five-year warrants to purchase 5,203 shares of common stock at an exercise price of $5.775 per share. As security collateral for these leases, the Company issued an aggregate of 433,061 shares of its common stock which were placed in escrow (the "Escrow Shares"). In December 1999, 32,000 shares with a fair value of $539,651 were issued in order to satisfy the outstanding lease obligation, and the remaining escrow shares were returned to the Company and cancelled.

(8) DEBT:
- ---------

In association with the TDI acquisition, the Company signed two promissory notes payable to the former owner. The notes payable have a face value of $500,000 and $250,000 and are due on March 26, 2001 (which date has been extended due to closing related adjustments which are expected to reduce the amount of the note) and September 26, 2001, respectively. The $500,000 note bears interest at Citibank, N.A. prime plus 1% ( 9.5% at December 31, 2000) and the $250,000 note is non-interest bearing.

On May 20, 1999, the Company delivered a $1,928,138 one-year unsecured promissory note of the Company payable to Times Mirror as partial consideration for the acquisition of hollywood.com, Inc. This note was paid on June 16, 2000 by issuing 152,548 shares of the Company's common stock valued at $12.64 per share.

In 1999, the Company's Chairman and Chief Executive Officer and the Company's Vice Chairman and President extended a $1.1 million unsecured line of credit facility to the Company. The line of credit bears interest at the JP Morgan Bank prime rate of interest, is prepayable at any time without penalty by the Company, and is payable on demand of the holders. This line of credit was cancelled in connection with Viacom's exercise of warrants in the amount of $5.5 million during March 2000. During the second quarter of 2000, $2,050,000 was advanced under an unsecured line of credit facility to the Company. The Company drew upon this line of credit to enable the Company to meet its obligation to lend to a former shareholder of CinemaSource funds to pay a portion of the shareholder's taxes resulting from the sale of CinemaSource to the Company. The loan was repaid in full in 2000. There were no outstanding balances under this line of credit at December 31, 2000 and 1999, respectively. Interest expense on this line of credit amounted to $30,176 and $2,049 for 2000 and 1999, respectively.

In August 1997, the Company issued a $650,000 4% convertible debenture to a single institutional investor. The debenture was convertible by the holder into shares of the Company's common stock. During 1998, the debenture holder converted the entire $650,000 debenture plus accrued interest into a total of 173,568 shares of common stock. In conjunction with issuance of the debenture, the investor received warrants to buy 32,499 shares of common stock at exercise prices ranging from $6.00 to $6.53 per share. The warrants expire March 2, 2003. The Company recorded the convertible debenture net of a discount of $215,500 attributable to the intrinsic value of the nondetachable conversion feature. The discount was amortized as interest expense from the date of issuance through April 1998. Interest expense related to this discount was $107,750 in 1998.

(9)  ACCRUED RESERVE FOR CLOSED STORES:
- ----------------------------------------

In 1998, the Company aggressively pursued closure of its retail kiosk locations. Fifteen of 29 mall leases were terminated. In 1999, the Company decided to exit its brick and mortar retail operation altogether and closed its remaining stores. The company recorded a provisions of $ 1,121,028 and $4,551,094 in 1998 and 1999, respectively, for asset impairments, inventory write-downs, and the estimated cost of early lease terminations. The 1999 provision also includes the cost of reacquiring certain territorial franchise rights sold to a third party, and other costs related to the closure of the Company's brick and mortar retail operations. During 2000, $1,650,000 of the liability was satisfied (Note 11) by issuing common stock and approximately $152,000 in cash was paid in lease settlements. In 2000, the Company recorded additional charges of $233,763 related to increasing the provision for legal costs, lease termination costs and establishing a general provision. The reserve for closed stores of $2,366,432 at December 31, 1999 consists mainly of the liability to reacquire territorial rights and continuing lease obligations for exited locations. The balance at December 31, 2000 of $798,362 consists primarily of estimated liabilities remaining on lease obligations.

(10)     OTHER ACCRUED EXPENSES:
- --------------------------------

Other Accrued Expenses consist of the following:

                                                            December 31,
                                                   -----------------------------
                                                      2000                1999
                                                   ----------         ----------

Compensation and benefits                          $  496,032         $  371,285
Insurance                                             152,978             98,396
Acquisition costs                                     190,330                 --
Licensing fees                                         91,800                 --
Interest                                               57,159             46,051
Royalties                                              39,480             31,633
Other                                               1,250,152          1,032,317
                                                   ----------         ----------
                                                   $2,277,931         $1,579,682
                                                   ==========         ==========

(11)  OFFERINGS OF SECURITIES:
- ------------------------------

In March and April 1998, the Company sold 248,053 shares of its common stock to five accredited investors for gross proceeds of $1,037,500. In conjunction with the sale of these shares, the Company issued five-year warrants to three investors to purchase 55,000 shares of the Company's common stock at $4.66 per share. Costs related to the issuance of these securities totaling $37,500 were charged to additional paid-in capital.

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

In September and November 1998, the Company sold 250 shares of its 7% Series D Convertible Preferred Stock (the "Series D Preferred Stock") to two accredited investors. The Company realized gross proceeds of $2,500,000 from this private placement, less expenses and placement fees of $281,917. In connection with this transaction, the Company also issued two five-year warrants to each investor. The two warrants entitle the investors to purchase the number of shares of common stock equal to the aggregate purchase price of shares of Series D Preferred Stock acquired divided by the closing price of the common stock on the trading date immediately before the date of purchase, multiplied by 20% and 30%, respectively, at exercise prices equal to 150% and 125%, respectively, of such closing price, subject to certain adjustments. The value of the warrants on the dates of issuance of $414,372, less expenses of $33,730, has been deducted from the stated value of the Series D Preferred Stock and is reflected as warrants outstanding. Commissions and cost of issuance have been prorated between the Series D Preferred Stock and the warrants. The stock purchase agreement also provides for the potential issuance of adjustment shares of the Company's common stock to the holders of the Series D Preferred Stock under certain limited conditions. During 1999 the holders of Series D Preferred stock converted all of the outstanding shares into 679,859 shares of common stock.

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

On May 20, 1999, the Company acquired all of the capital stock of hollywood.com, Inc. The purchase price consisted of an unsecured promissory note for $1,928,138 and 2,300,075 shares of common stock valued at $12.64 per share. As part of the transaction costs the Company issued 53,452 shares of common stock for services rendered in connection with the acquisition valued at $1,063,315. In addition, the Company issued warrants to purchase 175,000 shares of common stock with a fair value of $1,379,283 to placement agents in the transaction.

On August 31, 1999, the Company acquired substantially all of the motion picture-related assets of Paul Kagan Associates, Inc. for 492,611 shares of common stock valued at $17.81 per share. The Company also issued to the former owner 163,185 shares of common stock for an aggregate purchase price of $2.5 million.

In October 1999 the Company issued 135,000 shares of stock to AOL Latin America S.L. plus a ten-year warrant to purchase 100,000 shares of common stock at an exercise price of $21.42 in exchange for a four-year Interactive Services agreement pursuant to which the Company or its subsidiaries produced versions of the Hollywood.com web site in Portuguese and Spanish to be distributed and promoted on AOL proprietary and web services in Brazil, Mexico and Argentina. This contract was valued at $3,374,360 in 1999 and was being amortized over the four-year term of the agreement. Amortization expense of $140,598 is included in the accompanying 1999 consolidated statement of operations. This asset is used to generate advertising revenue on the Company's web sites targeted to users in Latin America. Based on advertising revenue generated on these Latin American web sites through December 31, 2000, the Company believes that it is unlikely that it will recover the full carrying value of this asset over the remaining contract term. As a result, the Company wrote off the remaining carrying value of the asset during the fourth quarter of 2000. Amortization expense in the accompanying 2000 consolidated statement of operations includes $3,233,762, representing amortization recorded in the first three quarters of 2000 and the write off of the remaining carrying value in the fourth quarter related to this agreement.

In December 1999 the Company issued 35,294 shares of stock to Broadway Technologies Group, Inc. to acquire with the web address Broadway.com. The stock is valued at $600,000. This transaction closed in January 2000 at which time the Company paid the balance of the $1.0 million purchase price in cash. The stock was held in escrow by legal counsel in 1999 prior to closing. The Company incurred $2,856 in acquisition costs in 1999 that were charged to additional paid-in capital.

On January 3, 2000, the Company issued 6,672,031 shares of common stock valued at $19.50 per share and a warrant to purchase 1,178,892 shares of common stock valued at $7,114,781, with an exercise price of $10,937,002, as consideration for CBS advertising, promotion and content over a seven year period and $5,303,030 in cash. In March 2000, Viacom exercised the warrant to acquire an additional approximate 5% equity interest in the Company. The exercise price of these warrants was $10,937,002, consisting of $5,468,501 in cash and $5,468,501 in additional CBS promotional advertising from Viacom. The value of common stock and warrants issued to Viacom has been recorded in the balance sheet as deferred advertising and is being amortized over each related contract year. The Company amortized $24.2 million and $2.3 million in Viacom non-cash advertising for 2000 and 1999, respectively. Viacom will conduct the advertising and promotion across its full range of CBS media properties, including the CBS television network, CBS owned and operated television stations, CBS cable networks, Infinity Broadcasting Corporation's radio stations and outdoor billboards, CBS Internet sites and CBS syndicated television and radio programs. To supplement the Company's internal sales efforts, the Company will have the right to require Viacom to sell advertisements on the Hollywood.com web site generating advertising revenues of up to $1.5 million per year and will pay an 8% commission on any additional advertising revenues generated by Viacom for the Company. In September 2000, Viacom prepaid the $1.5 million in advertising revenue for the contract period October 2000 to September 2001. The Company issued CBS warrants to purchase 100,000 shares of stock at an exercise price of $7.82 per share in connection with certain marketing commitments of the Company. These warrants have been valued at $201,892. At December 31, 2000, $973,582 is included in the accompanying consolidated balance sheet as deferred revenue related to the prepayment from Viacom.

On February 8, 2000, the Company issued 100,000 shares of common stock valued at $1,650,000 in order to reacquire territorial rights as per a franchise agreement. The Company closed its retail operations in December 1999 and included this amount in the accompanying December 31, 1999 consolidated balance sheet as part of accrued reserve for closed stores.

On May 1, 2000, the Company acquired substantially all the assets of BroadwayTheater.com for $135,000 in cash, 83,214 shares of common stock valued at $14.00 per share and options to purchase 12,500 shares of common stock at an exercise price of $9.75 per share. These stock options are valued at $128,752.

On June 16, 2000, the Company issued 152,548 shares of common stock valued at approximately $12.64 per share in order to pay-off an unsecured promissory note payable to the Times Mirror Company.

On August 22, 2000, the Company issued 358,423 shares of common stock in a private placement at a purchase price of $8.37 per share. In addition, the Company issued to the same investors warrants to purchase an aggregate of 60,000 shares of common stock at a price of $10 per share. These warrants have been valued at $358,016. The Company incurred $93,977 in transaction costs and issued 7,168 shares of common stock as a fee to the placement agent. The Company also issued adjustment warrants to these investors. The right to purchase additional shares under the adjustment warrants will be determined at the conclusion of ten adjustment periods in accordance with the terms of those adjustment warrants. If the average of the five lowest volume weighted average prices of the common stock during the final fifteen days of an adjustment period is below $9.63, the Company will be obligated to issue additional shares to those selling shareholders for no additional consideration. The precise number of shares of common stock, if any, which will be issued will be determined in accordance with a formula set forth in the adjustment warrants. The Company issued 30,760 shares of common stock as adjustment shares to the investors in December 2000. The adjustment shares were recorded as additional paid-in capital.

On September 15, 2000, the Company acquired TDI for 66,291 shares of common stock valued at $505,719. In addition, the Company placed 195,874 shares of common stock in escrow for a period of twelve months which will be delivered to the seller if certain conditions are satisfied at the end of the twelve month period.

During November 2000, the Company issued 733,696 shares of common stock in a private placement to accredited investors for an aggregate consideration of $4,250,002. The shares issued and aggregate proceeds include 125,001 shares of the Company's common stock purchased by the Company's Chairman and Chief Executive Officer at a purchase price of $6 per share. The Company incurred $201,316 in transaction costs, issued 27,514 shares of common stock, and warrants to purchase 55,000 shares of common stock valued at $292,064 as fees to the placement agents.

During 2000 the Company issued 9,511 shares of common stock and options and warrants valued at $428,716 for services rendered.

The Company's Board of Directors approved a plan for the repurchase of $4.0 million of the Company's common stock. Pursuant to the plan, during the twelve months ended December 31, 2000 the Company repurchased 335,150 shares of common stock for an aggregate consideration of $2,661,924, at an average purchase price of $7.94 per share. In the aggregate, the Company has repurchased 417,500 shares of common stock for an aggregate consideration of $3,433,681 at an average price of $8.22.

In 2000, the Company issued 1,480,872 shares of common stock upon the exercise of outstanding stock options and warrants for which the Company received $7,022,412 in cash exercise proceeds and $5,468,501 in additional promotional advertising from CBS.

(12)  STOCK OPTION PLANS
- ------------------------

          1993 Stock Option Plan
          ----------------------

Under the Company's 1993 Stock Option Plan (the "1993 Plan"), 3,000,000 shares of the Company's common stock are reserved for issuance upon exercise of options. In addition, the 1993 Plan provides that the number of shares reserved for issuance thereunder will automatically be increased on the first day of each fiscal quarter of the Company so that such number equals 12.5% of the Company's outstanding shares of common stock. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of the Company's Board of Directors (the "Committee") administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible consultants, employees and officers of the Company.

The 1993 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Options are granted under the 1993 Plan on such terms and at such prices as determined by the Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant, or after the expiration of 10 years from the date of grant. Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorizes the Company to make loans to employees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the rate of interest payable by the Company to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. No such loans were made in 2000, 1999 or 1998.

          2000 Stock Option Plan
          ----------------------

In December 2000, the Board of Directors and the Company's shareholders approved the Company's 2000 Stock Incentive Plan (the "2000 Plan"). The purpose of the 2000 Plan is to advance the interests of the Company by providing an additional incentive to attract, retain and motivate highly competent persons as officers and key employees of, and consultants to, the Company and its subsidiaries and affiliates and to encourage stock ownership in the Company by such persons by providing them opportunities to acquire shares of the Company's common stock, or to receive monetary payments based on the value of such shares pursuant to the Benefits described therein. Additionally, the 2000 Plan is intended to assist in further aligning the interests of the Company's officers, key employees and consultants to those of its other stockholders.

         Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon exercise of Benefits granted under the 2000 Plan. In addition, the 2000 Plan provides that the number of shares reserved for issuance thereunder are automatically increased on the first day of each fiscal quarter of the Company beginning on January 1, 2001, so that such number shall equal the lesser of 2,000,000 shares of Common Stock (which number is subject to adjustment in accordance with Section 13 thereof) or five percent (5%) of the Company's outstanding common stock. The maximum number of shares of Common Stock with respect to which Benefits may be granted or measured to any individual participant under the Plan during the term of the Plan shall not exceed 750,000; provided, however, that the maximum number of shares of Common Stock with respect to which Stock Options and Stock Appreciation Rights may be granted to an individual participant under the Plan during the term of the Plan shall not exceed 750,000 (in each case subject to adjustments made in accordance with Section 13 thereof). If any Benefit granted pursuant to the 2000 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the 2000 Plan. The shares acquired upon exercise of Benefits granted under 2000 Plan will be authorized and unissued shares of common stock. The Company's shareholders do not have any preemptive rights to purchase or subscribe for the shares reserved for issuance under the 2000 Plan.

         The 2000 Plan is administered by the Stock Option Committee, which has the right to determine, among other things, the persons to whom options are granted, the number of shares of common stock subject to options, the exercise price of options and the other terms and conditions thereof. The 2000 Plan provides for the issuance of Incentive Stock Options and Nonqualified Stock Options. An Incentive Stock Option is an option to purchase common stock that meets the definition of "incentive stock option" set forth in Section 422 of the Internal Revenue Code of 1986. A Nonqualified Stock Option is an option to purchase common stock that meets certain requirements in the plan but does not meet the definition of an "incentive stock option" set forth in Section 422 of the Code. In addition, the Benefits under the Plan may be granted in any one or a combination of Options, Stock Appreciation Rights, Stock Awards, Performance Awards and Stock Units. Upon receiving grants of Benefits, each holder of a Benefit must enter into a benefit agreement with the Company that contains the appropriate terms and conditions as determined by the Stock Option Committee.

         As of March 15, 2001, options to purchase 550,000 shares of common stock were outstanding under the 2000 Plan and no options issued under the 2000 Plan had been exercised.

       Directors Stock Option Plan
       ---------------------------

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

A summary of stock option and warrant transactions for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                          Stock Options                    Warrants
                                                     ----------------------     ---------------------------
                                                                  Weighted                         Weighted
                                                                  Average                           Average
                                                                  Exercise                         Exercise
                                                    Shares         Price           Shares            Price
                                                    ------         -----           ------            -----


Outstanding at December 31, 1997                      904,341     $  6.34          840,242         $  7.76
Granted                                               138,780        5.55          760,148            5.05
Exercised                                             (14,954)       5.81         (205,500)           3.43
Cancelled                                             (98,849)       6.52         (120,000)          13.20
                                                    ---------                   ----------

Outstanding at December 31, 1998                      929,318        6.17        1,274,890            5.99
Granted                                             2,276,157       16.65          737,398           16.10
Exercised                                            (191,826)       6.91         (716,958)           5.67
Cancelled                                            (223,498)      11.90          (13,554)           9.68
Expired                                                    --       13.20          (30,000)          13.20
                                                    ---------                   ----------

Outstanding at December 31, 1999                    2,790,151       14.10        1,251,776           12.06
Granted                                               771,808       11.36        1,505,427            5.91
Exercised                                            (128,123)       6.06       (1,352,749)           4.94
Cancelled                                            (713,346)      15.58          (17,357)           5.31
Expired                                                    --          --               --              --
                                                    ---------                   ----------


Outstanding at December 31, 2000                    2,720,490     $ 13.70        1,387,097          $ 12.03
                                                    =========                   ==========

At December 31, 2000, a total of 367,757 and 21,243 options were available for future grant under the 1993 Plan and Directors Stock Option Plan, respectively. At December 31, 2000 there were 1,000,000 options available for future grant under the 2000 Plan. Additionally, at December 31, 2000, 1999, and 1998 998,616, 1,162,540, 782,729 stock options and 560,227, 637,211, 1,224,890 warrants were exercisable, respectively.

The weighted average fair value of all options and warrants granted in 2000, 1999, and 1998 was $7.76, $16.80 and $1.76 per share, respectively.

The exercise prices of some options differ from the market price of the stock on the grant date. The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date:

                                                           2000                  1999                    1998
                                                           ----                  ----                    ----
Exercise Price Equals Market Price
    Weighted average exercise price                        $11.96               $17.28                $ 5.66
    Weighted average fair value                             10.01                17.28                  2.40

Exercise Price Exceeds Market Price
    Weighted average exercise price                         10.16                17.48                  5.26
    Weighted average fair value                              8.77                16.96                  1.44

Exercise Price is Less Than Market Price
    Weighted average exercise price                         19.10                15.62                  4.06
    Weighted average fair value                             16.24                18.18                  2.84

The following table summarizes information about stock options and warrants outstanding at December 31, 2000:



                  OPTIONS AND WARRANTS OUTSTANDING                                EXERCISABLE
      ---------------------------------------------------------           ------------------------
                                        Weighted
                                         Average        Weighted                            Weighted
     Range of                           Remaining       Average                             Average
     Exercise           Number         Contractual      Exercise             Number         Exercise
      Price           Outstanding     Life (Years)      Price              Exercisable       Price
      -----           -----------     ------------      -----              -----------       -----

     $         .01        15,764         4.49           $  .01             15,764          $   .01
      3.12 -  5.99       485,887         3.55             5.09            309,953             5.13
      6.00 -  7.99       631,497         2.23             6.80            357,604             6.60
      8.00 - 14.75     1,163,745         4.35            11.15            245,771             8.71
     14.76 - 17.75       840,273         3.63            16.94             25,604            17.12
     17.76 - 23.00       970,421         3.52            20.58            604,147            21.14
                         -------                                          -------
                       4,107,587         3.65            13.14          1,588,843            12.38


Had compensation cost for the 1993 Plan and the Directors Stock Option Plan been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have increased to the following pro forma amounts:

                                                               2000              1999               1998
                                                           ------------      ------------       ------------
Net loss                       As Reported               $ (51,847,500)     $(24,657,024)     $(10,658,089)
                                Pro Forma                  (53,228,309)      (29,001,525)      (10,989,891)

Basic and diluted              As Reported                $      (2.23)     $      (2.01)     $       (1.47)
loss per share                  Pro Forma                        (2.29)            (2.36)             (1.51)


The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: risk free interest rate of 6.25%, 6.65% and 4.9%, respectively; expected lives of 2 years for two year options, 3 years for four year options and 4 years for five and ten year options; and expected volatility ranging from 147.7% to 173.2% in 2000, 70.7% to 129.94% in 1999 and 36.3% to
70.7% in 1998.

In 2000, 1999 and 1998, the Company recorded an expense of $428,716, $276,318 and $73,587, respectively, related to stock options granted on various dates to non-employees of the Company.

(13)  INCOME TAXES:
- -------------------

The Company is in a loss position for both financial and tax reporting purposes. The Company follows SFAS No. 109, "Accounting for Income Taxes" which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is "more likely than not". The primary item giving rise to such deferred tax asset is a loss carryforward of approximately $92,820,000 as a result of the operating losses incurred for the period from inception (January 22, 1993) to December 31, 2000. However, due to the uncertainty of the Company's ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to the Company's ability to utilize its loss carryforwards subject to the "ownership change" provisions of Section 382 of the U.S. Internal Revenue Code, the Company had established a valuation allowance for the full amount of the deferred tax asset in 1996. During 1997, based primarily on taxable income that was expected to be generated upon consummation of a specific planned transaction, the Company decreased the valuation allowance by $1,407,600. The Company re-established the valuation allowance to the full amount of the deferred tax asset in 1998, because management no longer expected, that the transaction would be consummated.

The loss carryforwards expire as follows:

                                    2008           $      528,000
                                    2009                5,065,000
                                    2010                7,990,000
                                    2011                6,211,000
                                    2012                5,771,000
                                    2018                7,950,000
                                    2019               18,527,000
                                    2020               40,778,000
                                                   --------------
                                                   $   92,820,000
                                                   ==============

The components of the Company's deferred tax assets and liabilities consist of the following at December 31:

                                                2000          1999

Net tax basis in excess of book basis
   for certain assets and liabilities       $ 3,100,000    $ 1,400,000
Net operating loss carryforwards             32,487,000     18,215,000
                                            -----------    -----------
                                             35,587,000     19,615,000
Valuation allowance                         (35,587,000)   (19,615,000)
                                            -----------    -----------
Net deferred tax asset/liability            $        --    $        --
                                            ===========    ===========


(14)  INVESTMENTS:
- ------------------

Investments consist of the following:

                                                       December 31,
                                            --------------------------------
                                                  2000             1999
                                            --------------     -------------
         NetCo Partners (a)                 $      699,331     $     549,975
         MovieTickets.com (b)                      105,714                --
         Beach Wrestling LLC (c)                    67,500                --
                                            --------------     -------------

                                            $      872,545     $     549,975
                                            ===============    =============

     (a)     Netco Partners:

In June 1995, the Company and C.P. Group, Inc. ("C.P. Group"), a company in which Tom Clancy is a shareholder, entered into an agreement to form NetCo Partners (the "NetCo Joint Venture Agreement"). NetCo Partners is engaged in the development and licensing of Tom Clancy's NetForce.

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

The Company accounts for its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings of Investments. Since NetCo Partners is a partnership, any income tax payable is passed through to the partners. The revenues, gross profit and net income of NetCo Partners for the fiscal years ended December 31, 2000, 1999 and 1998 are presented below:

                                             Year Ended December 31,
                                ----------------------------------------------
                                   2000              1999               1998
                                ----------        ----------        ----------
        Revenues                $5,658,803        $3,028,748        $2,685,928
        Gross Profit            $4,642,968        $2,474,026        $2,052,907
        Net Income              $4,600,835        $2,376,284        $1,755,098
        Company's share
          on Net Income         $2,300,418        $1,188,142        $  877,549

During 1998, NetCo Partners and ABC modified their arrangement, which resulted in a modification of revenues previously accrued in 1997 under the ABC mini-series arrangement for NetForce. The mini-series arrangement originally provided for a payment to NetCo Partners of $1.6 million should the NetForce mini-series not air by May 1999 and a minimum guaranteed license fee if it aired. ABC substantially completed production of the mini-series during 1998, and the mini-series aired on ABC for four hours over two nights in February 1999. Under the new arrangement, NetCo Partners received a $400,000 rights fee during 1998 and future profit participation in the mini-series in lieu of the original guaranteed license fee. Accordingly, in 1998 NetCo Partners reversed the $1.6 million fee recorded in 1997 and recognized the $400,000 rights fee. Future revenues under the ABC mini-series arrangement will be based on profit participation. In 2000 NetCo Partners received net royalties of $404,253 for the home video distribution of the mini-series.

As of December 31, 2000 NetCo Partners has $1,598,998 in accounts receivable. Management of NetCo Partners believes that the receivables will be collected in full and no reserves have been established.

NetCo Partners' deferred revenues, consisting of advances received but not yet recognized as income, amounted to $888,263 as of December 31, 2000.

As of December 31, 2000, the Company has received cumulative profit distributions from NetCo Partners since its formation totaling $5,658,049, in addition to reimbursement of substantially all amounts advanced by the Company to fund the operations of NetCo Partners.

     (b) MovieTickets.com. Inc.

The Company entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"), in which each venture partner initially acquired a 33.33% interest in the joint venture. In August 2000 the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over 5 years. The Company owned 31.67% of the MovieTickets.com, Inc. joint venture at December 31, 2000. The Company accounts for its investment under the equity method of accounting, recognizing 31.67% of MovieTickets.com income or loss as equity in earnings of investments. For 2000, the Company recorded a loss of $394,286 from its investment in MovieTickets.com. At December 31, 2000, the Company contributed $500,000 in cash to MovieTickets.com and issued warrants to acquire 90,573 shares of common stock at an exercise price of $17.875 per share valued at $1,000,000. The fair value of the warrant was recorded as goodwill and is being amortized over a period of ten years. The MovieTickets.com web site launched in May 2000.

     (c) Beach Wrestling LLC

On November 10, 2000 an indirect wholly-owned subsidiary of the Company entered into an agreement with Cisnernos Television Group (CTG) and Siegel Partners to form Beach Wrestling LLC. Each partner owns one-third. Beach Wrestling LLC was formed to develop, market and distribute wrestling events via the Internet and Television under the "Beach Wrestling" and "Beachwrestling.com" brands. These events will be held in exotic beach locations and resort venues worldwide. At December 31, 2000 the Company had invested $67,500 in Beach Wrestling LLC.

(15)  COMMITMENTS AND CONTINGENCIES:
- -----------------------------------

       Operating Leases-
       -----------------

The Company conducts its operations in various leased facilities, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms expire at various dates through the year 2010. Also, certain equipment used in the Company's operations is leased under operating leases. Operating lease commitments at December 31, 2000 are as follows:

                          Year                                   Amount
                         ------                              --------------
                          2001                               $    1,419,372
                          2002                                    1,089,870
                          2003                                      868,469
                          2004                                      875,331
                          2005                                      883,762
                          Thereafter                              2,960,541
                                                             --------------
                                   Total                     $    8,097,345
                                                             ==============

The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms. As a result of the decision to exit the brick and mortar retail business, the Company is currently negotiating the early termination of various operating leases with an aggregate total commitment of approximately $2.9 million included above. The Company expects to negotiate termination and release from these leases for $798,362, which has been accrued at December 31, 2000 as part of the reserve for closed stores and lease termination costs. Rent expense, including equipment rentals, was $1,340,747, $1,405,620 and $1,804,734 during 2000, 1999 and 1998, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

       Employment Agreements-
       ----------------------

Effective July 1, 1998, the Company extended its employment agreements with each of Mitchell Rubenstein, to serve as Chairman of the Board and Chief Executive Officer, and Laurie Silvers, to serve as Vice Chairman of the Board and President for an additional five-year term. Mitchell Rubenstein and Laurie Silvers are also shareholders in the Company. The terms of each of the employment agreements will automatically be extended for successive one-year terms unless the Company or the executive gives written notice to the other at least 90 days prior to the then scheduled expiration date. Each of the employment agreements provides for an annual salary currently set at $242,195 (subject to cost-of-living increases), an annual bonus of an amount determined by the Board of Directors (but not less than $25,000), and an automobile allowance of $650 per month. Each employment agreement generally provides that the executive will continue to receive his or her salary until the expiration of the terms of the employment agreements if the executive's employment is terminated by the Company for any reason other than death, disability or cause (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the executive's disability, and that the executive's estate will receive a lump-sum payment equal to one year's base salary plus a pro rata portion of any bonus to which the executive is entitled upon termination of the employment agreement by reason of the executive's death. A termination by the Company of the employment of one of the executives will constitute a termination without cause of the other executive for purposes of the employment agreements. Each employment agreement also prohibits the executive from directly or indirectly competing with the Company for one year after termination of the employment agreement for any reason except the Company's termination of the executive's employment without cause. If a Change of Control (as defined in the employment agreements) occurs, the employment agreements provide for the continued employment of the executives until the earlier of two years following the Change of Control or the then scheduled expiration date of the term of employment. In addition, following a Change of Control, if the executive's employment is terminated by the Company other than for cause or by reason of the executive's death or disability, or by the executive for certain specified reasons (such as a reduction of the executive's compensation or diminution of the executive's duties), the executive will receive a lump-sum cash payment equal to three times the executive's then existing base salary and most recent annual bonus. Mitchell Rubenstein and Laurie Silvers each received compensation for the years ended December 31, 2000, 1999 and 1998 of $285,660, $270,562, and $303,365, respectively, which is included in salaries and benefits in the accompanying consolidated statements of operations. Compensation in 2000 and 1998 includes a portion of wages that were deferred in the prior year and paid in 2000 and 1998.

Effective May 31, 1999, the Company entered into a four-year employment agreement with W. Robert Shearer, the Company's Senior Vice President and General Counsel. The agreement provides for an annual base salary currently set at $160,000, increasing by 10% each year, and a minimum annual bonus of $25,000. The agreement also provides for the issuance of 75,000 options to purchase common stock of the Company upon the effective date of the agreement and the issuance of at least 50,000 options to purchase common stock of the Company on each one-year anniversary of the effective date. If the executive's employment is terminated without cause at any time during the term, the Company is required to pay to the executive an amount equal to the greater of (a) the aggregate base salary that the executive would have received for the remaining term of the agreement and (b) six months of executive's then current salary. The term "cause" is defined in the agreement as (a) any act or omission of the executive that constitutes a willful and material breach of the agreement that is uncured at least 30 days' after notice thereof; (b) fraud, embezzlement or misappropriation against the Company; or (c) conviction of any criminal act that is a felony.

         Shareholder/Director Consulting Agreement-
         ------------------------------------------

The Company is obligated under a ten-year consulting agreement, which expires November 2003, to pay Martin Greenberg, the Chief Executive Officer of Tekno Books (who is also one of its shareholders/directors), $30,000 per year for services. The agreement can be terminated by either the Company or the shareholder/director beginning in January 1998 or under certain other conditions.

The Company is also obligated to pay Greenberg a fee as the exclusive packager of all books based on the Company's intellectual properties. This packaging fee, which is typically equal to 25% of the revenues from the books, is paid for the procurement and delivery of all new text required by the publisher for the books. During 2000, the Company accrued $218,911 in packaging fees pursuant to this contract, of which $28,824 was paid with 3,603 shares of common stock and $190,087 remains payable at December 31, 2000.

         Litigation-
         -----------

The Company is a party to various legal proceedings arising in the ordinary course of business, including the proceedings described below and litigation related to four separate leases that were terminated by the Company upon the closing of its retail business. The Company does not expect any of these legal proceedings to have a material adverse impact on the Company's financial condition or results of operations.

Steven B. Katinsky v. The Times Mirror Company, Hollywood.com, Inc. and Hollywood Online Inc. filed on September 8, 2000 in Superior Court of the State of California for the County of Los Angeles. Claim against Tribune Company (formerly The Times Mirror Company) and the Company seeking a performance cycle bonus allegedly owing to the plaintiff by Tribune Company in connection with the sale of Hollywood Online Inc. from Tribune Company to the Company. The plaintiff is seeking monetary damages in excess of $19.8 million for alleged fraud by the defendants in connection with the sale of Hollywood Online Inc. to the Company. The lawsuit was dismissed in December 2000 and the parties were ordered to arbitrate the dispute. The Company is indemnified by Tribune Company for the amount of any such performance cycle bonus payable to the plaintiff. The Company believes that all claims by the plaintiff against the Company are without merit and intends to defend them vigorously.

Interviews.com v. Hollywood Online, Inc. filed on August 17, 2000 in Superior Court of the State of California for the County of Los Angeles. The lawsuit was dismissed in January 2001 and the parties were given the right to arbitrate the dispute. The parties have not commenced an arbitration proceeding. This dispute involves a claim by Interviews.com that the Company's wholly owned subsidiary, hollywood.com, Inc. (formerly known as Hollywood Online, Inc.), did not timely perform its obligations with respect to the transfer of several domain names under an Assignment Agreement dated December 17, 1997. Interviews.com is owned and controlled by Steven Katinsky, the claimant in the matter described above. All matters related to this claim occurred prior to the Company's acquisition of Hollywood Online, Inc. in May 1999 and all domain names subject to the dispute have been transferred to the claimant. The domain names transferred were not being utilized by the Company and were not related to the Company's business. The claimant is seeking monetary damages in excess of $5 million. The Company believes that this claim is without merit and intends to defend it vigorously.

(16) SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
- ---------------------------------------------------------------------------
For the Twelve Months ended December 31, 2000:

o The Company issued 100,000 shares of common stock, valued at $1,650,000. This amount was accrued for at December 31, 1999 in accrued reserve for closed stores.

o Warrants to acquire 90,573 shares of common stock at an exercise price of $17.875 valued at $1.0 million were issued in connection with the Company's investment in MovieTickets.com, Inc.

o The Company issued common stock with a fair value of $137,219,386 for CBS non-cash advertising and promotion.

o The Company recorded $5,468,501 in deferred advertising in connection with the exercise of warrants by Viacom.

o        Capital lease transactions totaled $305,273.

o A note payable for $1,928,138 was paid by issuing 152,548 shares of common stock valued at approximately $12.64 per share.

o Merchandise inventory with a fair market value of $655,500 was exchanged for barter trade credits in October 2000.

o The Company issued 5,000 shares of restricted stock valued at $29,065 as an incentive stock bonus.

o The Company issued $345,379 shares of common stock for acquisitions in 2000.

For the Twelve Months ended December 31, 1999:

o The Company recorded the conversion of $6,152,261 of Series A, B, C, D, D-2 Preferred Stock into 1,580,490 shares of common stock.

o Non-cash dividends on its Series A, B, C, D, and D-2 Convertible Preferred Stock in the amount of $83,657 were recorded, $111,754 of which was paid through the issuance of 6,675 shares of common stock.

o The Company issued 2,500 shares of restricted stock valued at $46,250 as an incentive stock bonus to an officer.

o The Company entered into a services agreement whereby warrants and 135,000 shares of common stock valued at $3,374,360 were recorded. Other options issued for consulting services rendered were valued at $276,318.

o        Capital lease transactions totaled $150,589.

o The Company issued 32,000 shares of stock to satisfy lease obligations of $539,651.

o The Company issued 3,317,623 shares of common stock for acquisitions in 1999.

For the Twelve Months ended December 31, 1998:

o The Company recorded non-cash dividends on its Series A, B, C, D and D-2 Convertible Preferred Stock in the amount of $233,329, of which $170,000 was paid through the issuance of 37,100 shares of common stock and $63,329 was accrued as dividends payable.

o The Company recorded the conversion of $650,000 of convertible debentures, plus accrued interest of $15,689, into 173,568 shares of common stock.

o The Company issued 236,230 shares of restricted common stock valued at $796,225 at the time of issuance to officers and employees of the Company as an incentive stock bonus, including 100,000 shares that vest evenly over 36 months granted to each of Mitchell Rubenstein, Chairman and Chief Executive Officer, and Laurie S. Silvers, Vice Chairman and President.

o        Capital lease transactions totaled $309,829.

(17)  SEGMENT REPORTING:
- ------------------------

The Company has six reportable segments: Internet ad sales, business to business
(b2b), ticketing, e-commerce, retail and intellectual properties. The Internet ad sales segment sells advertising on the Hollywood.com, Broadway.com and Hollywood.com International web sites. The business to business segment (b2b) licenses entertainment content and data and includes the divisions CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local event data), TheaterSource (which licenses live theater showtimes and content) and ConcertSource (which licenses local listings of concerts and music related events) to Internet, media and wireless companies. The ticketing segment sells tickets to live theater events for Broadway, off-Broadway and London on the Internet and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and traveling consumers. The e-commerce segment, closed in January 2001, sold entertainment-related merchandise over the Internet. The retail segment operated retail studio stores that sold entertainment-related merchandise and was closed in December 1999. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media, including books.

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

                                          For the Year Ended December 31,
                                   ---------------------------------------------
                                       2000            1999            1998
                                   ------------    ------------    ------------
Net Revenues:
Internet Ad Sales                  $  8,777,397    $  3,950,931    $         --
Business to Business (b2b)            5,442,309       1,765,732              --
Ticketing                            12,278,008              --              --
E-Commerce                              987,181         924,098              --
Retail                                   34,519       1,576,482       8,789,497
Intellectual Properties               1,998,091       1,888,868       2,337,019
                                   ------------    ------------    ------------

                                   $ 29,517,505    $ 10,106,111    $ 11,126,516
                                   ============    ============    ============

Gross Profit:
Internet Ad Sales                  $  7,985,627    $  3,514,991    $         --
Business to Business (b2b)            5,171,503       1,643,236              --
Ticketing                             1,614,095              --              --
E-Commerce                             (158,826)        246,589              --
Retail                                 (231,172)         65,950       3,993,375
Intellectual Properties                 872,276       1,062,513       1,145,758
                                   ------------    ------------    ------------

                                   $ 15,253,503    $  6,533,279    $  5,139,133
                                   ============    ============    ============

Operating Income (Loss):
Internet Ad Sales (a)              $(39,183,183)   $ (7,095,248)   $         --
Business to Business                    189,555         104,257              --
Ticketing                               186,833              --              --
E-Commerce (b)                       (2,521,911)     (2,313,526)             --
Retail (c)                             (512,160)     (7,628,166)     (6,302,280)
Intellectual Properties                 480,105         460,761         702,104
Other (Corporate)                   (11,587,886)     (8,439,524)     (3,404,921)
                                   ------------    ------------    ------------
                                   $(52,948,647)   $(24,911,446)   $ (9,005,097)
                                   ============    ============    ============

                                    2000             1999            1998
                                -------------    -------------    -------------
Capital Expenditures:
Internet Ad Sales               $   1,210,112    $     415,292    $          --
Business to Business (b2b)            326,608           56,540               --
Ticketing                              23,863               --               --
E-Commerce                             13,347           42,487               --
Retail                                     --               --          935,811
Intellectual Properties                 5,188               --           29,990
Other                                 126,048               --               --
                                -------------    -------------    -------------
                                $   1,705,166    $     514,319    $     965,801
                                =============    =============    =============

Depreciation and
Amortization Expense:
Internet Ad Sales               $   5,731,996    $   1,384,522    $          --
Business to Business (b2b)            127,615           29,804               --
Ticketing                              15,581               --               --
E-Commerce                             17,483           12,478               --
Retail                                     --          935,034          902,753
Intellectual Properties                 6,930            5,080            4,903
Other                               5,198,932        2,964,149          200,755
                                -------------    -------------    -------------
                                $  11,098,537    $   5,331,067    $   1,108,411
                                =============    =============    =============


                                                 December 31,
                                ------------------------------------------------
                                    2000             1999            1998
                                -------------    -------------    -------------
Segment Assets:
Internet Ad Sales (d)           $ 117,375,127    $   6,061,188    $          --
Business to Business (b2b)          1,368,136          784,321               --
Ticketing                           1,762,557               --               --
E-Commerce                             45,828        1,146,905               --
Retail                                 17,504          404,086        5,334,664
Intellectual Properties               482,861          821,856        1,077,125
Other                              48,226,069       53,264,469        2,158,032
                                -------------    -------------    -------------

                                $ 169,278,082    $  62,482,825    $   8,569,821
                                =============    =============    =============

(a) Includes $24,244,647 and $2,344,950 in amortization of non-cash CBS advertising for the twelve months ended December 31, 2000 and 1999, respectively.

(b)      The e-commerce segment was closed in January 2001.

(c)      The retail segment was closed on December 31, 1999.

(d)      Includes $110,845,733 in deferred CBS advertising.

Item 9.  Changes in and Disagreements with Accountants on Accounting
         ------------------------------------------------------------
         and Financial Disclosure.
         -------------------------

         None.

                                    PART III


Item 10. Directors and Executive Officers.
         ---------------------------------

Directors and Executive Officers

         The directors and executive officers of the Company are as follows:

                      Name                                 Age                   Position
                      ----                                 ---                   --------

Mitchell Rubenstein (2)(3)..............................    47       Chairman  of  the  Board  and  Chief  Executive
                                                                     Officer

Laurie S. Silvers (3)...................................    49       Vice  Chairman  of  the  Board,  President  and
                                                                     Secretary

W. Robert Shearer ......................................    31       Senior Vice President and General Counsel

Nicholas G. Hall.........................................   46       Chief Operating Officer

Dr. Martin H. Greenberg (3).............................    59       Director

Harry T. Hoffman (1)(2)(4)..............................    73       Director

Russell I. Pillar (2)...................................    35       Director

Jules L. Plangere, Jr. (1)(4)...........................    79       Director

Mitchell Semel .........................................    41       Director

Deborah J. Simon (1)....................................    44       Director

David D. Williams ......................................    53       Director

(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.
(3)      Member of the Nominating Committee.
(4)      Member of the Stock Option Committee.

         Mitchell Rubenstein is a founder of the Company and has served as its Chairman of the Board and Chief Executive Officer since its inception in January 1993. Mr. Rubenstein was a founder of the Sci-Fi Channel, a 24-hour national cable television network devoted to science fiction, fantasy and horror programming that was acquired by USA Network in March 1992. Mr. Rubenstein served as President of the Sci-Fi Channel from January 1989 to March 1992 and served as Co-Vice Chairman of the Sci-Fi Channel from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Mr. Rubenstein practiced law for 10 years, including as a partner with Rubenstein & Silvers, a law firm that specialized in entertainment, cable television and broadcasting law, from 1981 to 1989. Mr. Rubenstein also co-owned and served as an executive officer of several cable television systems (including Flagship Cable Partners, who owned a cable television system serving Boynton Beach and portions of Palm Beach County, Florida) from 1983 to 1989. Mr. Rubenstein received a J.D. degree from the University of Virginia School of Law in 1977 and a Masters in Tax Law from New York University School of Law in 1979. He currently serves on the NYU Tax Law Advisory Board and is a member of the Founders Society, New York University, as well as a member of the University of Virginia School of Law Business Advisory Council. Together with Ms. Silvers, Mr. Rubenstein was named Co-Business Person of the Year, City of Boca Raton, Florida in 1992. Mr. Rubenstein is married to Laurie S. Silvers.

         Laurie S. Silvers is a founder of the Company and has served as its Vice Chairman, President and Secretary since its inception in January 1993. Ms. Silvers was a founder of the Sci-Fi Channel, of which she served as Chief Executive Officer from January 1989 to March 1992 and Co-Vice Chairman from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Ms. Silvers practiced law for 10 years, including as a partner with Rubenstein & Silvers, a law firm that specialized in entertainment, cable television and broadcasting law, from 1981 to 1989. Ms. Silvers also co-owned and served as an executive officer of several cable television systems (including Flagship Cable Partners, which owned a cable television system serving Boynton Beach and portions of Palm Beach County, Florida) from 1983 to 1989 and co-owned a television station from 1990 to 1991. Ms. Silvers received a J.D. degree from University of Miami School of Law in 1977. Ms. Silvers serves on the University of Miami International Advisory Board and the University of Miami School of Law Visiting Committee. Ms. Silvers served on the Board of Directors of the Pine Crest Preparatory School, Inc. from 1993 to 1999. She has been a member of the Pine Crest Preparatory School, Inc. Board of Advisors (Boca Raton Campus) since 1987, and served as its Chairman from 1995-1997. Ms. Silvers has served as a member of the executive advisory board of the School of Business of Florida Atlantic University, and has been a member of the Economic Council of Palm Beach since 1995. Together with Mr. Rubenstein, Ms. Silvers was named Co-Business Person of the Year, City of Boca Raton, Florida in 1992 and has been a keynote speaker at various business symposia, including one held at Harvard Business School. Ms. Silvers is married to Mitchell Rubenstein.

         W. Robert Shearer joined the Company as Senior Vice President and General Counsel in June 1999. From 1994 to May 1999, Mr. Shearer practiced law with Weil, Gotshal & Manges LLP with an emphasis on mergers and acquisitions and securities law. Mr. Shearer received a Bachelor of Business Administration degree from the University of Texas in 1991 with high honors and a J.D. degree from the University of Houston Law Center in 1994, magna cum laude. Mr. Shearer served as the Editor in Chief of the University of Houston Law Review during 1993 and 1994.

         Nicholas G. Hall joined the Company in August 2000, and is responsible for overseeing and coordinating the activities and strategic growth of the Company and its businesses. Mr. Hall presently serves as the Company's Chief Operating Officer. With over 25 years of experience in financial and operational management, Mr. Hall was formerly Vice President and Chief Financial Officer of The Hair Club For Men from 1997 to 2000, where he was instrumental in the company achieving its goal of profitability. Prior to this, from 1994 to 1997 Mr. Hall was Vice President and Chief Financial Officer of Allders International USA, Inc., the U.S. division of the second largest duty-free retailer in the world. Mr. Hall is a graduate of the Institute of Chartered Secretaries and Administrators in London, England.

         Dr. Martin H. Greenberg has served as a director of the Company since July 1993, and as a consultant to the Company since February 1993. Since December 1994, Dr. Greenberg has served as Chief Executive Officer of Tekno Books, 51% of which is owned by the Company and 49% of which is owned by Dr. Greenberg. Dr. Greenberg was President and a principal shareholder of Tomorrow, Inc., a company engaged in book licensing and packaging, from 1990 until its acquisition by the Company in 1994. Dr. Greenberg is also co-publisher of Mystery Scene Magazine, a mystery genre trade journal of which the Company owns a majority interest. Dr. Greenberg is widely regarded as the leading anthologist in trade publishing, and has served as editor or author of more than 700 books. Dr. Greenberg also is the 1995 recipient of the Ellery Queen Award, presented by the Mystery Writers of America for Lifetime Achievement. Dr. Greenberg is a former Director of Graduate Studies at the University of Wisconsin - Green Bay.

         Harry T. Hoffman has served as a director of the Company since July 1993. From 1979 to 1991, Mr. Hoffman served as President and Chief Executive Officer of Waldenbooks, Inc., a leading national retailer of books, magazines and related items. From 1968 to 1978, he served as President and Chief Executive Officer of Ingram Book Company, a national book wholesaler.

         Russell I. Pillar has served as a director of the Company since September 2000. Mr. Pillar has served as President and Chief Executive Officer of Viacom Interactive Ventures and its predecessor company CBS Internet Group, managing the emerging technology investments and businesses of Viacom Inc., since the Group's formation in January 2000. Mr. Pillar also has served as Managing Partner of Critical Mass Ventures LLC, an Internet-focused technology incubator and venture capital firm, since October 1991. From November 1998 to January 2000, Mr. Pillar served as President, Chief Executive Officer, and a Director of Richard Branson's Virgin Entertainment Group, Inc., a diversified international entertainment content retailer. From September 1997 to August 1998, Mr. Pillar served as President and Chief Executive Officer of Prodigy Internet, an Internet service provider, and served as a member of Prodigy's board of directors, including serving as its Vice Chairman, from October 1996 to February 2000. From December 1993 to September 1996, Mr. Pillar served as President, Chief Executive Officer, and a Director of Precision Systems, Inc., a publicly-traded international telecommunications software provider. In addition to his service on a number of private boards including iWon, Inc. and Playboy.com, Inc., Mr. Pillar serves as a director of MarketWatch.com, Inc. and Sportsline.com, Inc. Mr. Pillar graduated Phi Beta Kappa, cum laude with an A.B. in East Asian Studies from Brown University.

         Jules L. Plangere, Jr. has served as a director of the Company since July 1993. Mr. Plangere is the former Chairman of the Board of New Jersey Press, Inc. and its two subsidiary companies, Asbury Park Press and Press Broadcasting Co. Mr. Plangere held various positions with Asbury Park Press in his 50-year career, including Production Manager from 1954 to 1974, President and General Manager from 1974 to 1977, and Publisher and Chief Executive Officer from 1977 to 1991. In addition, Mr. Plangere is a former member of the Board of Directors of the New Jersey State Chamber of Commerce, a former member of the Board of Directors of New Jersey Bell Telephone Co., the former Chairman of the Board of Trustees of Monmouth University and a present Life Trustee, and the former President of the New Jersey Press Association.

         Mitchell Semel has served as a director of the Company since December 1999. Mr. Semel has served as Senior Vice President, Programming, East Coast for CBS Entertainment since April 1996, where he has been involved in the production of the Late Show with David Letterman, the Late Late Show with Tom Snyder and the Late Late Show with Craig Kilborn. From 1994 to 1996 he worked with NBC Productions, Inc. as a consulting producer and as an executive producer for various shows. Mr. Semel was Senior Vice President, Programming, Comedy Central, New York from 1992 to 1994, and from 1991 to 1992, he was Vice President, Programming, Public Broadcasting Service, Washington, D.C.

         Deborah J. Simon has served as a director of the Company since November 1995. Ms. Simon has held the position of Senior Vice President of Simon Property Group, an Indianapolis-based real estate development and management firm that is listed on the New York Stock Exchange, since 1991. Prior to that, Ms. Simon served as Vice President -- Western Region Leasing of the Simon Property Group. She also has been an independent producer, with several television credits to her name. She currently serves on the Board of Directors of the Indianapolis Children's Museum, Indiana Repertory Theater, Indianapolis Museum of Art and Chairperson of Simon Youth Foundation and Mercerburg Academy Board of Regents.

         David D. Williams has served as a director of the Company since September 2000. Mr. Williams was named President and Chief Executive Officer of Tribune Media Services in 1991. Tribune Media Services creates and markets a wide range of editorial and advertising products and services for print, online and on-screen distribution. Mr. Williams joined the Chicago Tribune Company in 1969, serving in various advertising and marketing capacities. In 1983, he was appointed Director of classified advertising. Mr. Williams serves on the board of directors for Knight Ridder/Tribune and the Newspaper Features Council. He also is a marketing chairman for the Chicagoland United Way/Crusade of Mercy and is on the board of advisors for Northwestern University's Masters and Communications department. Mr. Williams holds a bachelor's degree in advertising and marketing from Michigan State University.

         See "Certain Relationships and Related Transactions" for a description of the rights of each of Tribune Company, Viacom Inc. and Tekno Simon LLC to nominate individuals to serve as directors of the Company.

         The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board, subject to the terms and conditions of such officers' employment agreements with the Company, if any. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners for the year ended December 31, 2000 have been complied with, except that each of Mitchell Rubenstein, Laurie Silvers and W. Robert Shearer filed certain information on a Form 5 that should have been filed earlier on a Form 4.

Item 11. Executive Compensation.
         ------------------------

         Summary Compensation Table. The following table sets forth the aggregate compensation paid in 2000, 1999 and 1998 to each of the executive officers of the Company.

                                                                                                   Long-Term
                                                                                                  Compensation
                                                      Annual Compensation                           Awards
                                         -------------------------------------------        ---------------------------

                                                                             Other           Restricted       Sharesg
                                                                             Annual           Stock         Underlying
           Name and                            Salary        Bonus         Compensation       Awards         Options
     Principal Position             Year        ($)           ($)            ($)                ($)             (#)
     -------------------           ----         ----          ----           ----              ----             ----
Mitchell Rubenstein,  (7)           2000       260,670       25,000             7,800 (1)       --               --
Chief Executive Officer             1999       237,763       25,000             7,800 (1)       --           450,000 (4)
                                    1998       235,793       67,572             7,800 (1)  306,200 (2)           --

Laurie S. Silvers,   (7)            2000       260,670       25,000             7,800 (1)       --               --
President                           1999       237,763       25,000             7,800 (1)       --           450,000 (4)
                                    1998       235,793       67,572             7,800 (1)  306,200 (2)        37,500 (4)

W. Robert Shearer                   2000       126,293       25,000                --                         50,000 (4)
Senior Vice President and           1999        58,454           --                --       46,250 (3)        87,500 (4)
General Counsel (5)

Nicholas G. Hall                    2000        42,577           --                --           --           25,000(4)
Chief Operating Officer(6)

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

(4) Represents options granted under the Company's 1993 Stock Option Plan (the "1993 Plan").

(5)      Mr. Shearer joined the Company on May 31, 1999.

(6)      Mr. Hall joined the Company on August 23, 2000.

(7)      Salaries in 2000 include salaries deferred in 1999 but paid in 2000.

         Employment Agreements. Effective July 1, 1993, the Company entered into five-year employment agreements with each of Mitchell Rubenstein, the Company's Chairman and Chief Executive Officer, and Laurie S. Silvers, the Company's Vice Chairman and President. Effective July 1, 1998, the Company extended each of these employment agreements for an additional five-year term. The terms of each of the employment agreements are automatically extended for successive one-year terms unless the Company or the named executive officer gives written notice to the other at least 90 days prior to the then-scheduled expiration date. Each of the employment agreements provides for an annual salary currently set at $237,000 (subject to automatic cost-of-living increases), an annual bonus in an amount determined by the Board of Directors (but not less than $25,000) and an automobile allowance of $650 per month. During 1997 each of Laurie S. Silvers and Mitchell Rubenstein elected to waive a portion of their base salary.

         Each employment agreement provides that each of Laurie S. Silvers and Mitchell Rubenstein will continue to receive his or her salary until the expiration of the term of the employment agreements if either of his or her employment is terminated by the Company for any reason other than death, disability or Cause (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the disability of either Laurie S. Silvers or Mitchell Rubenstein, and that each of their respective estate will receive a lump sum payment equal to one year's base salary plus a pro rata portion of any bonus to which either Laurie S. Silvers or Mitchell Rubenstein is entitled upon termination of the employment agreement by reason of either of his or her death.

         The term "Cause" is defined in the employment agreements to mean (a) the named executive officer's act or omission which constitutes a willful and material breach of such named executive officer's employment agreement which is not cured within 30 days after such named executive officer's receipt of notice of such breach, (b) a named executive officer's fraud, embezzlement or misappropriation of the Company's assets or property, or (c) a named executive officer's conviction for a criminal act that is a felony. A termination by the Company of one of the named executive officer's employment without Cause will constitute a termination without Cause of the other named executive officer for purposes of the employment agreements. Each employment agreement also prohibits the named executive officer from directly or indirectly competing with the Company for one year after termination of the employment agreement for any reason except the Company's termination of the named executive officer's employment without Cause.

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

         Effective May 31, 1999, the Company entered into a four-year employment agreement with W. Robert Shearer, the Company's Senior Vice President and General Counsel. The agreement provides for an annual base salary currently set at $160,000, increasing by 10% each year, and a minimum annual bonus of $25,000. The agreement also provides for the issuance of 75,000 options to purchase common stock of the Company upon the effective date of the agreement and the issuance of at least 50,000 options to purchase common stock of the Company on each one-year anniversary of the effective date. If the executive's employment is terminated without cause at any time during the term, the Company is required to pay to the executive an amount equal to the greater of (a) the aggregate base salary that the executive would have received for the remaining term of the agreement and (b) six months of executive's then current salary. The term "cause" is defined in the agreement as (a) any act or omission of the executive that constitutes a willful and material breach of the agreement that is uncured at least 30 days' after notice thereof; (b) fraud, embezzlement or misappropriation against the Company; or (c) conviction of any criminal act that is a felony.

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

                                                                     OPTION GRANTS IN 2000

                                                                        Individual Grants
                                             -----------------------------------------------------------------------

                                              Percent
                                  Number of   Of Total                                      Potential Realizable Value at Assumed
                                   shares     Options      Exercise    Market              Annual Rates of Stock Price Appreciation
                                 Underlying   Granted to     or        Price                       For Option Terms (1)
                                   Options    Employees    Base Price on Date   Expiration   ------------------------------
                                  Granted     In 2000      Per Share  of Grant    Date         0%         5%         10%
                                  --------    --------     --------      -----    ----       -----        ---        ----
   W. Robert Shearer
     Incentive Stock Options     50,000      6.49%         $9.25     $9.25      06/02/10      $0       $205,644   $652,070

   Nicholas G. Hall
     Incentive Stock Options     25,000      3.25%        $7.813    $7.813      08/24/05      $0        $66,429   $150,705

(1) These amounts represent certain assumed rates of appreciation only. There can be no assurances that the amounts reflected will be achieved.

         Stock Option Exercises During 2000 and Stock Options Held at End of 2000. The following table indicates the total number of shares acquired on exercise of stock options during 2000 and the value realized therefrom, as well as the total number and value of exercisable and unexercisable stock options held by each executive officer as of December 31, 2000:

                              Number of                     Number of Securities                Value of Unexercised
                               Shares                      Underlying Unexercised               In-the-Money Options
                              Acquired                    Options at Fiscal Year End              at Fiscal Year End
                                on          Value        --------------------------              ------------------
     Name                    Exercise      Realized    Exercisable      Unexercisable       Exercisable     Unexercisable
    ------                  ---------      --------   -----------      -------------       -----------     -------------
Mitchell Rubenstein               -         $    -      447,500           187,500               -                  -
Laurie S. Silvers                 -         $    -      447,500           187,500               -                  -
W. Robert Shearer                 -         $    -       34,375           103,125               -                  -
Nicholas G. Hall                  -         $    -         -               25,000               -                  -

         Stock Option Plans.

         The 1993 Plan. Under the 1993 Plan, 3,000,000 shares of common stock are reserved for issuance upon exercise of options. In addition, the 1993 Plan provides that the number of shares reserved for issuance thereunder will automatically be increased on the first day of each fiscal quarter of the Company so that such number equals at least 12.5% of the Company's outstanding Common Stock. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of the Company's Board of Directors (the "Committee") administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible consultants and employees, including officers of the Company.

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

         As of March 15, 2001, options to purchase 2,619,566 shares of common stock were outstanding under the 1993 Plan and options to purchase 213,023 shares of common stock issued under the 1993 Plan had been exercised.

         2000 Stock Incentive Plan. In December 2000, the Board of Directors and the Company's shareholders approved the Company's 2000 Stock Incentive Plan (the "2000 Plan"). The purpose of the 2000 Plan is to advance the interests of the Company by providing an additional incentive to attract, retain and motivate highly competent persons as officers and key employees of, and consultants to, the Company and its subsidiaries and affiliates and to encourage stock ownership in the Company by such persons by providing them opportunities to acquire shares of the Company's common stock, or to receive monetary payments based on the value of such shares pursuant to the Benefits described therein. Additionally, the 2000 Plan is intended to assist in further aligning the interests of the Company's officers, key employees and consultants to those of its other stockholders.

         Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon exercise of Benefits granted under the 2000 Plan. In addition, the 2000 Plan provides that the number of shares reserved for issuance thereunder are automatically increased on the first day of each fiscal quarter of the Company beginning on January 1, 2001, so that such number shall equal the lesser of 2,000,000 shares of Common Stock (which number is subject to adjustment in accordance with Section 13 thereof) or five percent (5%) of the Company's outstanding common stock. The maximum number of shares of Common Stock with respect to which Benefits may be granted or measured to any individual participant under the Plan during the term of the Plan shall not exceed 750,000; provided, however, that the maximum number of shares of Common Stock with respect to which Stock Options and Stock Appreciation Rights may be granted to an individual participant under the Plan during the term of the Plan shall not exceed 750,000 (in each case subject to adjustments made in accordance with Section 13 thereof). If any Benefit granted pursuant to the 2000 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the 2000 Plan. The shares acquired upon exercise of Benefits granted under 2000 Plan will be authorized and unissued shares of common stock. The Company's shareholders do not have any preemptive rights to purchase or subscribe for the shares reserved for issuance under the 2000 Plan.

         The 2000 Plan is administered by the Stock Option Committee, which has the right to determine, among other things, the persons to whom options are granted, the number of shares of common stock subject to options, the exercise price of options and the other terms and conditions thereof. The 2000 Plan provides for the issuance of Incentive Stock Options and Nonqualified Stock Options. An Incentive Stock Option is an option to purchase common stock that meets the definition of "incentive stock option" set forth in Section 422 of the Internal Revenue Code of 1986. A Nonqualified Stock Option is an option to purchase common stock that meets certain requirements in the plan but does not meet the definition of an "incentive stock option" set forth in Section 422 of the Code. In addition, the Benefits under the Plan may be granted in any one or a combination of Options, Stock Appreciation Rights, Stock Awards, Performance Awards and Stock Units. Upon receiving grants of Benefits, each holder of a Benefit must enter into a benefit agreement with the Company that contains the appropriate terms and conditions as determined by the Stock Option Committee.

         As of March 15, 2001, options to purchase 550,000 shares of common stock were outstanding under the 2000 Plan and no options issued under the 2000 Plan had been exercised.

         401(k) Plan. The Company established a 401(k) Plan effective January 1, 2001. All employees of the Company, meeting certain minimum eligibility requirements, are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (but not greater than a statutorily prescribed annual limit). The percentage elected by certain highly compensated participants may be required to be lower. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company. All amounts contributed by employee participants in conformance with Plan requirements and earnings on such contributions are fully vested at all times. The Board of Directors will determine on an annual basis whether a matching contribution will be made and, if so, at what level of contribution.

         Long-Term Incentive and Pension Plans. The Company does not have any other long-term incentive or pension plans.

         Compensation of Directors. Directors of the Company who are neither employees nor consultants ("non-employee directors") are compensated at the rate of $1,000 for each meeting of the Board of Directors attended in person, and all directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings. The Company has established for the non-employee directors the Director's Stock Option Plan (the "Directors Plan"), which provides for automatic grants to each non-employee director of options to purchase shares of common stock having a market value at the time of grant equal to $25,000 (i) upon a person's election as a director and (ii) each year thereafter upon such person's reelection as a director of the Company, in both instances at an exercise price equal to the fair market value of the common stock on the date of the grant. A total of 100,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Plan. Options to issue 69,172 shares of common stock have been issued under the Directors Plan. Options granted under the Directors Plan become exercisable six months after the date of grant and, except as otherwise approved by the Board, expire five years after the date of grant. The Board of Directors, in its discretion, may cancel all options granted under the Directors Plan that remain unexercised on the date of consummation of certain corporate transactions described in the Directors Plan. The Directors Plan will terminate in July 2003 unless sooner terminated under the provisions thereof. As of March 15, 2000, options to purchase shares of common stock have been issued to the Company's current directors under the Directors Plan as follows:

                                      Number of
                                   Shares Subject               Exercise                                  Expiration
      Name of Director               to Options                  Price              Grant Date               Date
      ----------------               ----------                  -----              ----------               ----

Harry T. Hoffman                        3,125                      $8.00               11/1/93              11/1/03
                                        4,762                      $5.25               8/23/96              8/23/01
                                        4,107                      $5.13                3/2/98               3/2/03
                                        5,719                      $5.0625              7/2/98               7/2/03
                                        4,819                      $5.188             12/15/00             12/15/10

Jules L. Plangere, Jr.                  4,107                      $5.13                3/2/98               3/2/03
                                        5,719                      $5.0625              7/2/98               7/2/03
                                        4,819                      $5.188             12/15/00             12/15/10

Deborah J. Simon                        4,166                      $6.00               11/8/95              11/8/05
                                        4,762                      $5.25               8/23/96              8/23/01
                                        4,107                      $5.13                3/2/98               3/2/03
                                        5,719                      $5.0625              7/2/98               7/2/03
                                        4,819                      $5.188             12/15/00             12/15/10

David D. Williams                       3,603                      $6.938              9/21/00              9/21/10
                                        4,819                      $5.188             12/15/00             12/15/10

         See "Certain Relationships and Related Transactions -- Consulting Agreement with Dr. Martin H. Greenberg" for a description of the consulting agreement between the Company and Dr. Greenberg.

         Compensation Committee Interlocks and Insider Participation. All compensation decisions during 2000 were made by the Compensation Committee, which consisted of Mitchell Rubenstein and Harry T. Hoffman, an independent director. Harry T. Hoffman, Russell I. Pillar and Mitchell Rubenstein are the current members of our Compensation Committee. Mr. Rubenstein is our Chairman and Chief Executive Officer. Mr. Rubenstein does not participate in discussions or decisions regarding his own compensation or performance appraisals.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company as of March 26, 2001 by
(1) each person known to beneficially own more than 5% of the outstanding shares of the common stock, (2) each director of the Company, (3) the Company's Chief Executive Officer and four of the Company's other most highly compensated executive officers whose total annualized salary and bonus in 2000 was $100,000 or more and (4) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that all beneficial owners named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The Company is not aware of any beneficial owner of more than five percent of the outstanding shares of common stock of the Company other than as set forth in the following table.

            Name and Address                    Number of Shares        Percent of
         of Beneficial Owner(1)                Beneficially Owned         Class
         ----------------------                ------------------       ----------
   Viacom Inc. (2)                                7,950,923                31.7%
   Tribune Company                                2,452,623                 9.8%
   Mitchell Rubenstein(3)                         2,268,853                 8.8%
   Laurie S. Silvers(3)                           2,268,853                 8.8%
   Dr. Martin H. Greenberg(4)                       367,500                 1.5%
   Jules L. Plangere, Jr.(5)                        112,743                 *
   Deborah J. Simon (6)                              41,886                 *

   Harry T. Hoffman(7)                               24,132                 *
   Russell I. Pillar                                     --                 *

   Mitchell Semel                                        --                 *

   David D. Williams(8)                               8,422                 *

   W. Robert Shearer(9)                              39,013                 *

   Nicholas G. Hall(10)                               5,609                 *

   All directors and executive officers           2,869,158                11.0%
   of the Company as a group
   (11 persons) (11)
- ----------------

*        Less than 1%

(1) Except as noted in this footnote, the address of each beneficial owner is in care of the Company, 2255 Glades Road, Suite 237 West, Boca Raton, Florida 33431. The business address of Viacom Inc. is 1515 Broadway, 52nd Floor, New York, NY 10036-5794 and the business address of The Tribune Company is 435 N. Michigan Ave., 6th floor, Chicago, Illinois 60611.

(2) Includes 100,000 shares of common stock issuable under a currently exercisable warrant.

(3) Except for 100,000 shares owned individually by each of Mr. Rubenstein and Ms. Silvers, all of such shares are held by Mr. Rubenstein and Ms. Silvers jointly as tenants by the entireties. Includes an aggregate of 895,000 shares of common stock issuable pursuant to stock options granted to, and 15,000 shares of common stock issuable pursuant to warrants purchased by, Mr. Rubenstein and Ms. Silvers that are currently exercisable.

(4) Includes 91,667 shares of common stock owned by Dr. Greenberg's spouse, 47,052 shares of common stock issuable pursuant to currently exercisable stock options, and 15,221 shares of common stock issuable under currently exercisable warrants.

(5) Includes 14,645 shares of common stock issuable pursuant to options that are currently exercisable and 28,334 shares of common stock issuable under currently exercisable warrants.

(6) Includes 23,573 shares of common stock issuable pursuant to options that are currently exercisable.

(7) Includes 22,532 shares of common stock issuable pursuant to options that are currently exercisable and 400 shares of common stock issuable under a currently exercisable warrant.

(8) Includes 8,422 shares of common stock issuable pursuant to options that are currently exercisable.

(9) Includes 34,375 shares of common stock issuable pursuant to options that are currently exercisable.

(10) Represents 5,609 shares of common stock issuable pursuant to options granted to Mr. Hall's spouse that are currently exercisable.

(11) Includes 1,052,208 shares of common stock issuable pursuant to options that are currently exercisable and 58,955 shares of common stock issuable under currently exercisable warrants.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

Transaction with Viacom Inc.

         We entered into a strategic, seven-year relationship with Viacom Inc. in January 2000 that provides for extensive promotion of the Hollywood.com and Broadway.com web site. In connection with our strategic relationship, Viacom Inc. purchased 6,672,031 shares of our common stock, representing approximately 30% of our outstanding common stock, in exchange for $5,303,030 in cash and $100,000,000 of advertising, promotion, content and advertising sales support over a seven-year term pursuant to an Advertising and Promotion Agreement and a Content Agreement. We also issued to Viacom a Warrant to purchase an additional 1,178,892 shares of our Common Stock for an aggregate exercise price of $10,937,002. Viacom exercised the warrant in full during March 2000. Half of the warrant exercise price was paid in cash and half is payable in additional advertising and promotion under the Advertising and Promotion Agreement and will be furnished to us during the 24-month period following the exercise of the Warrant. We also entered into an Investor's Rights Agreement, a Registration Rights Agreement and a Voting Agreement with Viacom, which contain, among other things, transfer restrictions, standstill provisions, pre-emptive rights, registration rights and voting rights.

         Advertising and Promotion Agreement. Viacom has agreed to provide us an aggregate of $70 million in advertising and promotion of the Hollywood.com and Broadway.com web site over a seven-year term. In addition, we have the right to allocate up to $30 million in value deliverable under the Content Agreement to additional advertising and promotion under the Advertising and Promotion Agreement for a total of up to $100 million in advertising and promotion. Viacom Inc. conducts the advertising and promotion across its full range of CBS media properties, including the CBS television network, CBS owned and operated television stations, CBS cable networks, Infinity Broadcasting Corporation's radio stations and outdoor billboards, CBS Internet sites and CBS syndicated television programs. The advertising and promotion is provided pursuant to media plans jointly developed each year by Viacom and us, which will provide broad-based exposure for the Hollywood.com web site, including prominent placements in conjunction with appropriate entertainment-related events and programming. The value of all advertising and promotion furnished by Viacom to us will be based on the average unit price paid to Viacom by third parties for the particular media on which the advertising and promotion occurs.

         Viacom has the right to terminate its obligation to deliver advertising and promotion under the Advertising and Promotion Agreement under a number of circumstances, including, among others, if the Hollywood.com web site contains, or links to, content that violates specified CBS license guidelines and we fail to remove such content or links, we violate the terms of our other agreements with Viacom or if certain defined competitors of Viacom acquire a significant equity stake in the Company.

         Content License Agreement. Viacom has agreed to provide us an aggregate of $30 million in value over a seven-year term to be allocated in our discretion to the license of content, advertising sales or advertising and promotion. We will receive $4.3 million in value during each of the first six years of the term and $4.2 million in value during the last year of the term.

         License of Content. Viacom granted to us a license to use, distribute and otherwise make available on the Hollywood.com web site certain text, graphics, photographs, video, audio and other information owned by Viacom and related to the movie business or any particular motion picture. In addition, subject to compliance by us with certain obligations, Viacom has the right to archive the content on the Hollywood.com web site after expiration of the term of the Content License Agreement.

         Advertising Sales. We have the right to require Viacom to sell advertisements on the Hollywood.com web site totaling gross advertising revenues of up to $1.5 million per year and Viacom has agreed to include the Hollywood.com web site in all advertising sales programs and presentations that are appropriate for the sale of advertising on the web site. We have agreed to pay to Viacom a commission of 8% of gross advertising revenues generated by advertising sold by Viacom on the Hollywood.com web site in excess of the portion of the $1.5 million guaranteed amount selected by us each year.

         Advertising and Promotion. We have the right to allocate all or any portion of the $30 million in value to additional advertising and promotion of the Hollywood.com and Broadway.com web site to be furnished by Viacom under the Advertising and Promotion Agreement.

         Viacom Inc. has the right to terminate its obligations under the Content Agreement upon the occurrence of any of the events that permit it to terminate its obligations under the Advertising and Promotion Agreement.

         Investor's Rights Agreement. The Investor's Rights Agreement between the Company and Viacom Inc. sets forth various rights and obligations of the Company and Viacom related to Viacom's ownership of the Company's common stock, including Viacom's registration rights with respect to the common stock, the Company's right of first refusal with respect to transfers by Viacom of the common stock, standstill provisions to which Viacom is bound, and preemptive rights of Viacom with respect to certain issuances of common stock and other securities by the Company.

         Registration Rights. Viacom has the right to initiate up to four registrations under the Securities Act of 1933 of the common stock that it acquired from the Company. The Investor's Rights Agreement contains various restrictions on the timing of such registrations. In addition, Viacom has "piggyback" registration rights allowing it to include the shares of common stock that it acquires from the Company in registrations of the Company's common stock initiated by the Company or other shareholders. The Company will pay all expenses associated with any such registrations other than underwriters' fees or commissions relating to the sale of the common stock.

         Transfer Restrictions; Right of First Refusal. Viacom is not permitted to transfer any shares of the Company's common stock prior to January 3, 2001, except to certain affiliates of Viacom. If Viacom proposes to transfer any shares of common stock during the six year period following the first year, other than to certain affiliates or in a bona fide public distribution pursuant to an effective registration statement, the Company has the right to purchase the shares on the same terms on which Viacom proposes to transfer them to a third party. The Company's right of first refusal will terminate (a) at such time as Mitchell Rubenstein, the Company's Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Company's Vice Chairman of the Board and President, have sold more than 60% of the common stock owned by them as of the closing of the transaction or (b) at any time after the second anniversary of the closing if Viacom owns less than 15% of the Company's outstanding common stock (other than as a result of transfers by Viacom of at least half of the common stock acquired by it from the Company).

         Standstill Provisions. For a period of seven years ending in January 2007, Viacom agrees that, except as contemplated by the Investor's Rights Agreement, it will not, directly or indirectly, do any of the following:

(1) acquire or propose to acquire any securities of the Company if, after giving effect thereto, Viacom and its affiliates beneficially own in excess of 34.8% of the Company's outstanding common stock;

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

(5) deposit capital stock of the Company into a voting trust or subject capital stock of the Company to voting agreements, or grant a proxy or power-of-attorney with respect to any capital stock of the Company to any person not designated by the Company who is not an officer, director or employee of Viacom or its affiliates;

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

         Voting Agreement. The Voting Agreement among the Company, Viacom and certain shareholders of the Company contains agreements by such parties with respect to nominating individuals to serve on the Company's Board of Directors and the voting of the common stock owned by such parties in favor of such nominees. Viacom has the right to nominate for election to the Company's Board of Directors a number of individuals equal to the product of Viacom's percentage ownership of the Company's common stock and the total number of members of the

Board of Directors (rounded down to the nearest whole number). In addition, as long as the Promotion Agreement and the Content Agreement remain in effect, Viacom shall have the right to designate at least one nominee to the Board of Directors. In all elections for members of the Board of Directors, each of the shareholders that is a party to the Voting Agreement agrees to vote all shares beneficially owned by them in favor of the Viacom designees. Each of Tribune Company, Mitchell Rubenstein, Laurie S. Silvers, Martin H. Greenberg and Rosalind Greenberg are parties to the Voting Agreement. As of March 26, 2000, those shareholders beneficially owned approximately 20.9% of the Company's outstanding common stock. Viacom's current nominees to the Board of Directors are Mitchell Semel and Russell I. Pillar.

         In all elections for members of the Board of Directors, Viacom agrees to vote all shares of common stock owned by it, or over which it has voting control, in favor of (1) each individual nominated for election to the Board by the Company, and (2) each individual nominated for election to the Board by Tribune Company pursuant to the Shareholder Agreement between the Company and Tribune Company.

         Viacom's right to nominate directors for election to the Board will terminate upon the acquisition by Viacom of an equity interest in excess of 15% in any entity who owns, operates or controls a web site that is a competitor of the Hollywood.com web site. The Voting Agreement contains a description of the type of web site that will constitute a competitor of the Hollywood.com web site.

Transactions with Tribune Company

         In May 1999 the Company completed the acquisition of hollywood.com, Inc. (formerly known as Hollywood Online Inc.) from Tribune Company. The Company paid the purchase price for the acquisition by issuing to Tribune Company 2,300,075 shares of common stock and an unsecured promissory note for $1,928,138. The promissory note was repaid in full by the issuance of 152,548 shares of common stock to Tribune Company.

         The Company and Tribune Company entered into the following additional agreements in connection with the Company's acquisition of hollywood.com, Inc.

         Shareholder Agreement. The Company and Tribune Company entered into a Shareholder Agreement containing various rights and obligations associated with Tribune Company's ownership of the common stock. Pursuant to the Shareholder Agreement, Tribune Company agreed to certain standstill provisions, including that it will not acquire any additional equity securities of the Company or solicit proxies or consents with respect to the securities of the Company or initiate any shareholder proposal. In addition, Tribune Company agreed that it will not transfer any common stock to any competitor of the Company, or to any transferee or group of related transferees of the Company that would, after such transfer, hold more than 2.5% of the voting securities of the Company.

         Tribune Company also agreed pursuant to the Shareholder Agreement that for a period of three years after the closing of the acquisition it will vote all shares of common stock owned by it in favor of the nominees for election to the Company's Board of Directors recommended to the Company's shareholders by the Board of Directors. In addition, with respect to all other matters submitted to a vote of the shareholders of the Company (other than certain transactions that would dilute its ownership of Company common stock or result in a change of control of the Company), Tribune Company agrees that for a period of three years it will vote all shares of Company common stock owned by it in the same proportion as all other shareholders of the Company vote on any such matter.

         Tribune Company will be entitled to designate one person as a nominee for election to the Company's Board of Directors as long as it beneficially owns at least 5% of the voting securities of the Company. If the Company increases the size of its Board of Directors from nine to ten members, Tribune Company will be entitled to designate one additional person as a nominee for election to the Company's Board of Directors. If the Company increases the size of its Board of Directors to a number greater than ten, Tribune Company shall be entitled to designate a number of nominees proportionate to its percentage ownership of Company common stock. Tribune Company's current nominee to the Board of Directors is David D. Williams.

         The standstill provisions of the Shareholder Agreement terminate upon the earlier to occur of January 10, 2004 and the date of a change of control (as defined) of the Company. The other provisions of the Shareholder Agreement terminate on the earliest of these dates and the date on which Tribune Company beneficially owns less than 5% of the voting securities of the Company.

         Registration Rights Agreement. The Company and Tribune Company entered into a Registration Rights Agreement upon the closing of the acquisition, which provides Tribune Company with the right to require the Company to register the common stock acquired by Tribune Company in the acquisition under the Securities Act under certain conditions. Tribune Company and its permitted transferees have the right on four separate occasions to require the Company to effect a registration under the Securities Act of at least 20% of the common stock acquired by Tribune Company in the acquisition to be sold in a firm commitment underwritten public offering for cash. In addition, at any time when the Company proposes to register shares of common stock under the Securities Act, it will give notice to Tribune Company and its permitted transferees of its intention to do so and of the material terms of the proposed registration. The Company will use its best efforts to include in the proposed registration all shares of common stock that it is requested in writing by Tribune Company or its permitted transferees to register. The permitted transferees of Tribune Company that are entitled to the benefits of the Registration Rights Agreement include only wholly owned subsidiaries of Tribune Company and certain charitable organizations affiliated with Tribune Company.

         Non-Competition Agreement. The Company and Tribune Company also entered into a Non-Competition Agreement upon the closing of the acquisition. Tribune Company agrees in the Non-Competition Agreement that for a period of three years after the closing, it will not engage or participate in any business or venture that operates as its primary focus a national- or international-targeted web site dedicated to providing movie-going consumers with movie-related information or offering for sale movie-themed merchandise or tickets for movies (a "Competing Business"). In addition, Tribune Company agrees that for a period of three years after the closing, it will not own, manage, operate, promote, control, or be connected with as a stockholder (other than on a passive basis with less than 5% of the equity of a publicly-traded company or less than 10% of the equity of a privately-owned company), joint venturer or partner in, any Competing Business. Notwithstanding the foregoing, certain business ventures and activities of Tribune Company shall not be considered a Competing Business, including, among others, the operation of the current web site operated by newspapers owned by Tribune Company to the extent the web site provide primarily local and regional movie information and movie-themed merchandise and the licensing and syndication of movie information by the L.A. Times Syndicate to third parties, which information is posted to such parties' web site.

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

Investment by the Company's Directors

         In September 2000, the Company entered into definitive agreements to issue a total of 733,696 shares of the Company's common stock to investors for an aggregate purchase price of $4,250,000 in cash. The transaction which closed in November 2000, was structured as a private placement to accredited investors and the Company agreed to register the shares for resale by the investors. As part of the private placement, Mitchell Rubenstein, the Chairman and Chief Executive Officer of the Company, purchased 125,001 shares of the Company's common stock at a purchase price of $6.00 per share.

         In May 1999, the Company issued 569,820 shares of common stock in a private placement at a purchase price of $21.25 per share. In addition, the Company issued to the same investors warrants to purchase an aggregate of 189,947 shares of common stock at an exercise price of $21.25 per share. Five members of the Company's then current Board of Directors participated in the private placement and purchased an aggregate of 35,700 shares of common stock and received warrants to purchase an aggregate of 11,902 shares of common stock on the same terms as the other investors in the private placement.

         In July 1998, six members of the Company's then current Board of Directors (including Mitchell Rubenstein, the Company's Chairman of the Board and Chief Executive Officer, Laurie S. Silvers, the Company's Vice Chairman and President, and Martin H. Greenberg, the Chief Executive Officer of Tekno Books, the Company's 51%-owned subsidiary) purchased an aggregate of 187,442 shares of the Company's common stock for $5.00 per share, the then market price of the stock. In conjunction with the private placement of these shares, the investors received five-year warrants to purchase an aggregate of 93,721 shares of the Company's common stock at $5.00 per share.

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

         In connection with the acquisition of Tekno Books, the consulting agreement was amended on December 9, 1994 (1) to provide that Dr. Greenberg will have the exclusive right to package novelizations based on the Company's entertainment properties, and (2) in lieu of future annual stock option grants to which Dr. Greenberg was entitled under the original agreement, to grant Dr. Greenberg options to purchase 17,778 shares of common stock at an exercise price of $8.4375 per share (the then approximate market price of the common stock). Mr. Greenberg received the stock options and receives the consulting fees in lieu of a base salary. Mr. Greenberg does not receive a salary for serving as the Chief Executive Officer of Tekno Books.

Line of Credit

         During the first quarter of 1999, Mitchell Rubenstein, the Company's Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Company's Vice Chairman and President, agreed to increase their previously extended $1.1 million unsecured line of credit facility to the Company to $5.5 million to enable the Company to meet its working capital requirements for the balance of 1999. The interest rate on the line of credit was set at the JP Morgan Bank prime rate of interest. This commitment terminated in accordance with its terms during the second quarter of 1999 as a result of the Company raising in excess of $5.5 million from other sources for working capital purposes. In addition, during the second quarter of 2000, Mitchell Rubenstein and Laurie S. Silvers, advanced a $2,050,000 unsecured line of credit facility to the Company. The Company drew upon this line of credit in the second quarter of 2000 to enable the Company to meet its obligation to lend to a former shareholder of CinemaSource funds to pay a portion of the shareholder's taxes resulting from the sale of CinemaSource to the Company, and again in the third quarter of 2000. The loans were repaid in full and there are no borrowings by the Company under the line of credit as of March 26, 2001.

Item 14.  Exhibits and Reports on Form 8-K.
          ---------------------------------

             (a)  Exhibits:
                                                                                                      Incorporated by
Exhibit                Description                                                                    Reference From
- -------                                                                                               --------------

       3.1             Third Amended and Restated Articles of Incorporation                                      *

       3.2             Articles of Amendment to Articles of Incorporation of the Company for
                       Designation of Preferences, Rights and Limitations of 7% Series D
                       Convertible Preferred Stock                                                              (1)

       3.3             Articles of Amendment to Articles of Incorporation of the Company for
                       Designation of Preferences, Rights and Limitations of 7% Series D-2
                       Convertible Preferred Stock                                                              (2)

       3.4             Articles of Amendment to Articles of Incorporation of the Company
                       amending  Designation of Preferences, Rights and Limitations of Series A
                       Variable Rate Convertible Preferred Stock                                                (3)

       3.5             Articles of Amendment to Articles of Incorporation of the Company
                       amending Designation of Preferences, Rights and Limitations of Series B
                       Variable Rate Convertible Preferred Stock                                                (3)

       3.6             Bylaws                                                                                   (4)

       4.1             Form of Common Stock Certificate                                                         (4)

       4.2             Rights Agreement dated as of August 23, 1996 between the Company and
                       American Stock Transfer & Trust Company, as Rights Agent
                                                                                                                (5)
      10.1              Executive Compensation Plans and Arrangements
                        (a)     Employment Agreement between the Company and
                                Mitchell Rubenstein                                                            (11)
                        (b)     Extension and Amendment Agreement between the Company and
                                Mitchell Rubenstein entered into as of July 1, 1998                            (12)
                        (c)     Employment Agreement between the Company and Laurie
                                S. Silvers                                                                     (11)
                        (d)     Extension and Amendment  Agreement between the Company and Laurie
                                Silvers entered into as of July 1, 1998                                        (12)


                        (e)     1993 Stock Option Plan, as amended effective October 1, 1999                   (14)
                        (f)     Directors Stock Option Plan, as amended effective July 2, 1998                 (12)
                        (g)     Form of  Indemnification Agreement between the Company and each
                                of its Directors and Officers                                                  (11)
                        (h)     2000 Stock Incentive Plan                                                        *
                        (i)     401(k) Plan                                                                      *

       10.2            Securities Purchase Agreement, dated July 28, 1999, between the Company
                       and AOL Latin America, S.L.                                                              (6)

       10.3            Warrant dated July 28, 1999 by the Company issued in the name of AOL
                       Latin America, S.L. for 100,000 shares of common stock                                   (6)

       10.4            Stock Purchase  Agreement, dates as of August 26, 1999, between the
                       Company and Viacom Inc. (as sucessor to CBS Corporation)                                 (7)

       10.5            Asset  Purchase  Agreement,  dated as of August 30,  199, by and among the
                       Company, Baseline II, Inc. Paul Kagan Associates, Inc., Cinema
                       Enterprises Group LLC and Paul Kagan                                                     (8)

       10.6            Non-Competition  Agreement, dated as of August 30, 1999, by and among the
                       Company, Baseline  II, Inc.  Paul Kagan Associates, Inc., Cinema
                       Enterprises Group LLC and Paul Kagan                                                     (8)

       10.7            Warrant  dated  August  31,  1999,  by the  Company  issued in the name of
                       Baseline  II,  Inc.  for  49,262  shares of  Common  Stock  (with  similar
                       Warrants to purchase  3,284 and 2,189 shares of Common Stock issued in the
                       name of Paul Kagan associates, Inc. and Paul Kagan, respectively)                        (8)

       10.8            Employment Agreement,  dated as of May 18, 1999, between Showtimes.com,  Inc.
                       and Brett West                                                                           (3)

       10.9            Non-Competition Agreement, dated as May 18, 1999, by and among the Company,
                       CinemaSource, Inc., Brett West and Pamela West                                           (3)

       10.10           Unsecured Promissory Note, dated May 20, 1999, in favor of The Times Mirror
                       Company                                                                                  (3)

       10.11           Registration Rights Agreement, dated as of May 20, 1999, between the Company
                       and The Times Mirror Company                                                             (9)

       10.12           Non-Competition  Agreement, dated as of May 20, 1999, between the Company and
                       The Times Mirror Company                                                                 (9)


       10.13           Employment  Agreement, dated as of May 31, 1999, between the Company and W.
                       Robert Shearer                                                                           (3)

       10.14           Form of Subscription Agreement between the Company and each of the investors in the  Company's private placement of an aggregate of 569,820 shares of
                       Common Stock                                                                             (3)

       10.15           Modification  Agreement  dated  March 28, 1999 between the Company and
                       BankBoston Retail Finance Inc.                                                          (10)

       10.16           Second  Modification  Agreement  dated March 26, 1999 between Tekno Comix,
                       Inc. and BankBoston Retail Finance Inc.                                                 (10)

       10.17           Agreement  and Plan of Merger dated as of January 10,  1999,  by and among
                       The Times  Mirror  Company,  Hollywood  Online  Inc.,  the Company and Big
                       Acquisition Corp.                                                                        (9)

       10.18           Asset  Purchase  Agreement  dated March 29, 1999 by and among the Company,
                       CinemaSource, Inc., Brett West and Pamela West                                          (13)

       10.19           Common Stock  Investment  Agreement  dated as of August 22, 2000 among the
                       Company, Elliott Associates L.P. and Westgate International, L.P.                       (15)

       10.20           Registration  Rights  Agreement  dated  August 22, 2000 among the Company,
                       Elliott Associates, L.P. and Westgate International, L.P.                               (15)

       10.21           Common Stock Adjustment  Warrant dated August 22, 2000 between the Company
                       and Elliott Associates, L.P.                                                            (15)

       10.22           Common Stock Adjustment  Warrant dated August 22, 2000 between the Company
                       and Westgate International, L.P.                                                        (15)

       10.23           Common Stock Purchase  Warrant dated August 22, 2000 between the Company
                       and Elliott Associates, L.P.                                                            (15)

       10.24           Common Stock Purchase Warrant dated August 22, 2000 between the Company
                       and Westgate International, L.P.                                                        (15)

       10.25           Purchase  Agreement  effective as of September 29, 2000 among
                       Hollywood.com, Inc. and the Purchasers named therein.                                   (16)

       10.26           Agreement and Plan of Merger dated as of September 15, 2000 by and among
                       Cameron  Mackintosh, Inc., Theatre Direct NY, Inc., Hollywood.com, Inc.
                       and Theater Acquisition Corp.                                                           (17)


     21.1             Subsidiaries of the Company                                                               *

     23.1             Consent of Arthur Andersen LLP                                                            *


- ------------------

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

(14) Incorporated by reference from the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(15) Incorporated by reference from the exhibits to the Company's Current Report on Form 8-K filed on August 29,2000.

(16) Incorporated by reference from the exhibits to the Company's Current Report on Form 8-K filed on October 5, 2000.

(17) Incorporated by reference from the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

         (b)      Reports on Form 8-K:

                  The Company filed a Current Report on Form 8-K on October 5, 2000 disclosing that as of September 29, 2000, the Company entered into definitive agreements to issue a total of 733,696 shares of the Company's common stock, $0.01 par value, to investors for an aggregate purchase price of $4,250,000 in cash.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            HOLLYWOOD MEDIA CORP.

Date:  March 30, 2001                                       By: /s/ Mitchell  Rubenstein
                                                                ---------------------------------------------------
                                                                Mitchell  Rubenstein,  Chairman  of  the  Board  and
                                                                Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  March 30, 2001                                       /s/ Mitchell  Rubenstein
                                                            -------------------------------------------------------
                                                            Mitchell  Rubenstein,  Chairman  of the  Board and Chief
                                                            Executive Officer  (Principal  executive,  financial and
                                                            accounting officer)

Date:  March 30, 2001                                       /s/ Laurie S. Silvers
                                                            -------------------------------------------------------
                                                            Laurie S. Silvers, Vice Chairman of the Board,
                                                            President and Secretary

Date:  March 30, 2001                                       /s/ Martin H. Greenberg
                                                            -------------------------------------------------------
                                                            Martin H. Greenberg, Director

Date:  March 30, 2001                                       /s/ Harry T. Hoffman
                                                            -------------------------------------------------------
                                                            Harry T. Hoffman, Director

Date:  March 30, 2001                                       /s/ Jules L. Plangere, Jr.
                                                            -------------------------------------------------------
                                                            Jules L. Plangere, Jr., Director

Date:  March 30, 2001                                       /s/ Deborah J. Simon
                                                            -------------------------------------------------------
                                                            Deborah J. Simon, Director

Date:  March 30, 2001                                       /s/ Mitchell Semel
                                                            -------------------------------------------------------
                                                            Mitchell Semel, Director

Date:  March 30, 2001                                       /s/ Russell I. Pillar
                                                            -------------------------------------------------------
                                                            Russell I. Pillar, Director


                                  EXHIBIT INDEX


EXHIBIT                           DESCRIPTION

3.1                        Third Amended and Restated Articles of Incorporation

10.1(h)                    2000 Stock Incentive Plan

10.1(i)                    401(k) Plan

21.1                       Subsidiaries of the Company

23.1                       Consent of Arthur Andersen LLP