Form 10-Q
period 2001-03-31
HOLLYWOOD MEDIA CORP
filed 2001-05-15
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                           Commission File No. 0-22908
                                               -------

                              HOLLYWOOD MEDIA CORP.
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

                               Hollywood.com, Inc.
                                  (Former Name)

         Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
    ------    -----

         As of May 10, 2001, the number of shares outstanding of the issuer's common stock, $.01 par value, was 25,837,619.

                              HOLLYWOOD MEDIA CORP.

                                Table of Contents


                                                                                                 Page(s)
                                                                                                 -------
PART I      FINANCIAL INFORMATION
------      ---------------------
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of March 31, 2001
                  (unaudited) and December 31, 2000........................................       3

                  Condensed Consolidated Statements of Operations for the Three
                  Months ended March 31, 2001 and 2000 (unaudited) ........................       4

                  Condensed Consolidated Statement of Shareholders' Equity for the
                  Three Months ended March 31, 2001 (unaudited)............................       5

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months ended March 31, 2001 and 2000 (unaudited).........................       6

                  Notes to Condensed Consolidated Financial Statements (unaudited).........       7-15

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................................      15-26

PART II     OTHER INFORMATION
-------     -----------------

ITEM 2.     CHANGES IN SECURITIES AND USE OF  PROCEEDS.....................................       27

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...............................................       29

Signature .................................................................................       31

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                     March 31,         December 31,
                                                                                                       2001               2000
                                                                                                  -------------       -------------
                                                                                                    (Unaudited)
                                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                    $   1,599,234       $   1,911,224
     Receivables, net                                                                                 1,614,000           1,866,565
     Inventories                                                                                        728,125             106,700
     Prepaid expenses                                                                                   469,484             687,028
     Other receivables                                                                                  207,550             366,251
     Other current assets                                                                               241,743             240,450
     Deferred advertising - CBS                                                                      18,845,194          19,131,714
                                                                                                  -------------       -------------
     Total current assets                                                                            23,705,330          24,309,932

PROPERTY AND EQUIPMENT, net                                                                           2,764,512           2,802,840
INVESTMENTS                                                                                             415,521             805,045
NONCURRENT DEFERRED ADVERTISING - CBS                                                                87,002,721          91,714,019
INTANGIBLE ASSETS, net                                                                                3,262,997           3,745,579
GOODWILL, net                                                                                        43,879,049          45,173,047
OTHER ASSETS                                                                                            756,354             727,620
                                                                                                  -------------       -------------
TOTAL ASSETS                                                                                      $ 161,786,484       $ 169,278,082
                                                                                                  =============       =============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                             $   2,761,660       $   3,194,105
     Other accrued expenses                                                                           2,577,351           2,444,113
     Notes payable                                                                                      750,000             750,000
     Loan from shareholder/officer                                                                      500,000                  --
     Accrued reserve for closed stores                                                                  525,786             798,362
     Deferred revenue                                                                                 1,250,656           1,556,841
     Current portion of capital lease obligations                                                       734,033             627,597
                                                                                                  -------------       -------------
     Total current liabilities                                                                        9,099,486           9,371,018
                                                                                                  -------------       -------------

CAPITAL LEASE OBLIGATIONS, less current portion                                                         667,211             721,521
                                                                                                  -------------       -------------
DEFERRED REVENUE                                                                                        272,153             331,559
                                                                                                  -------------       -------------
MINORITY INTEREST                                                                                       158,315             160,094
                                                                                                  -------------       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                            --                  --
     Common stock, $.01 par value, 100,000,000 shares authorized; 25,007,982 and 24,730,968 shares issued at March 31, 2001 and
         December 31, 2000, respectively.                                                               250,079             247,309
     Warrants outstanding                                                                             7,273,335           7,007,013
     Deferred compensation                                                                              (51,033)           (102,067)
     Additional paid-in capital                                                                     264,874,901         264,332,941
     Accumulated deficit                                                                           (120,757,963)       (112,791,306)
                                                                                                  -------------       -------------
     Total shareholders' equity                                                                     151,589,319         158,693,890
                                                                                                  -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 161,786,484       $ 169,278,082
                                                                                                  =============       =============


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                  ------------------------------------

                                                                                      2001                    2000
                                                                                  ------------            ------------
NET REVENUES                                                                      $ 13,352,037            $  4,077,696

COST OF REVENUES                                                                     8,919,185                 949,971
                                                                                  ------------            ------------

    Gross margin                                                                     4,432,852               3,127,725
                                                                                  ------------            ------------

OPERATING EXPENSES:
    General and administrative                                                       1,829,731               2,343,505
    Selling and marketing                                                              925,593               2,418,731
    Salaries and benefits                                                            3,119,836               2,432,915
    Amortization of CBS advertising - non-cash                                       5,048,292               4,124,197
    Amortization of goodwill and intangibles                                         1,800,180               1,651,934
    Depreciation and amortization                                                      349,898                 317,455
    Reversal for closed stores and lease termination costs, net                       (272,016)                     --
                                                                                  ------------            ------------

        Total operating expenses                                                    12,801,514              13,288,737
                                                                                  ------------            ------------

        Operating loss                                                              (8,368,662)            (10,161,012)

EQUITY  IN EARNINGS OF INVESTMENTS                                                     447,875               1,105,337

OTHER INCOME (EXPENSE):

    Interest, net                                                                       (5,911)                (59,200)
    Other, net                                                                           4,914                      --
                                                                                  ------------            ------------

         Loss before minority interest                                              (7,921,784)             (9,114,875)

MINORITY INTEREST                                                                      (44,873)                (59,151)
                                                                                  ------------            ------------

         Net loss                                                                 $ (7,966,657)           $ (9,174,026)
                                                                                  ============            ============


Basic and diluted net loss per common share                                       $      (0.32)           $      (0.42)
                                                                                  ============            ============

Weighted average common and common equivalent shares
outstanding - basic and diluted                                                     24,706,527              21,830,827
                                                                                  ============            ============


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (Unaudited)


                                                          Common Stock
                                                 -------------------------------      Warrants       Deferred
                                                    Shares            Amount        Outstanding    Compensation
                                                 -------------    -------------    -------------   -------------
Balance - December 31, 2000                         24,730,968    $     247,309    $   7,007,013   $    (102,067)

Issuance of common stock, stock options and
  warrants for services rendered                            --               --          266,322              --

Employee stock bonus                                     4,138               41               --              --

Issuance of common stock - adjustment warrants         125,876            1,259               --              --

Issuance of common stock - services agreement          160,000            1,600               --              --

Amortization of employee stock bonuses                      --               --               --          51,034

Shares repurchased and retired                         (13,000)            (130)              --              --

Net loss                                                    --               --               --              --
                                                 -------------    -------------    -------------   -------------

Balance - March 31, 2001                            25,007,982    $     250,079    $   7,273,335   $     (51,033)
                                                 =============    =============    =============   =============

[RESTUBBED]

                                                   Additional
                                                     Paid-in        Accumulated
                                                     Capital          Deficit          Total
                                                  -------------    -------------    -------------
Balance - December 31, 2000                      $ 264,332,941    $(112,791,306)   $ 158,693,890

Issuance of common stock, stock options and
  warrants for services rendered                      (208,240)              --           58,082

Employee stock bonus                                    14,959               --           15,000

Issuance of common stock - adjustment warrants          (1,259)              --               --

Issuance of common stock - services agreement          797,964               --          799,564

Amortization of employee stock bonuses                      --               --           51,034

Shares repurchased and retired                         (61,464)              --          (61,594)

Net loss                                                    --       (7,966,657)      (7,966,657)
                                                 -------------    -------------    -------------

Balance - March 31, 2001                         $ 264,874,901    $(120,757,963)   $ 151,589,319
                                                 =============    =============    =============


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended March 31,
                                                                                          -------------------------------
                                                                                              2001               2000
                                                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                  $ (7,966,657)      $ (9,174,026)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                                                      2,150,078          1,969,389
          Equity in earnings of investments, net of return of invested capital                 389,524           (638,560)
          Issuance of compensatory stock options and warrants for services rendered             73,082             51,028
          Amortization of deferred compensation costs                                           51,034             51,033
          Provision for bad debts                                                               34,628             25,514
          Provision for inventory obsolescence                                                      --             13,444
          Amortization of deferred financing costs                                                  --              2,145
          Reversal for closed stores and lease terminations costs                            (272,576)                --
          Amortization of CBS advertising - non-cash                                         5,048,292          4,124,197
          Minority interest                                                                     44,873             59,151
          Changes in assets and liabilities:
            Receivables                                                                        411,638           (863,542)
            Prepaid expenses                                                                   217,544            (72,969)
            Inventories                                                                       (621,425)            88,095
            Other current assets                                                                (1,293)           (28,552)
            Other assets                                                                       (28,734)             7,561
            Accounts payable                                                                   367,119         (1,313,419)
            Accrued professional fees                                                          (20,082)           (15,485)
            Deferred revenue                                                                  (416,065)           (69,730)
            Other accrued expenses                                                             129,720            253,558
                                                                                          ------------       ------------
              Net cash used in operating activities                                           (409,300)        (5,531,168)
                                                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Loan to Beach Wrestling LLC                                                            (35,000)                --
        Investment in url                                                                           --         (1,000,000)
        Capital expenditures                                                                  (194,006)          (424,612)
        Return of capital from Tekno Books to minority partner                                 (46,652)          (190,282)
                                                                                          ------------       ------------
              Net cash used in investing activities                                           (275,658)        (1,614,894)
                                                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from shareholder/officer loan                                                 500,000                 --
        Net proceeds from issuance of common stock                                                  --          5,303,030
        Proceeds from exercise of stock options and warrants                                        --          6,120,046
        Payments to repurchase common stock                                                    (61,594)          (198,075)
        Payments under capital lease obligations                                               (65,438)          (124,290)
                                                                                          ------------       ------------
              Net cash provided by financing activities                                        372,968         11,100,711
                                                                                          ------------       ------------

              Net (decrease) increase in cash and cash equivalents                            (311,990)         3,954,649

CASH AND CASH EQUIVALENTS, beginning of period                                               1,911,224          2,475,345
                                                                                          ------------       ------------

CASH AND CASH EQUIVALENTS, end of period                                                  $  1,599,234       $  6,429,994
                                                                                          ============       ============

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
        Interest paid                                                                     $      5,193       $     94,065
                                                                                          ============       ============



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION:

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared by Hollywood Media Corp. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accepted accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 2001.

The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

In the event that the Company requires additional funding, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President, have indicated their intention to provide the Company, if required, with an amount not to exceed $6 million in order to enable the Company to meet its working capital requirements during 2001; provided, however, that the commitment will terminate to the extent the Company raises no less than $6 million from other sources and such additional funding is not expended on acquisitions. During the first quarter 2001 the Company drew $500,000 of such funding which was repaid subsequent to March 31, 2001. As a result of the financing raised by the Company subsequent to March 31, 2001, described in Note 14, the commitment was reduced to $2.25 million.

         Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates and assumptions embodied in the accompanying financial statements include the adequacy of reserves for accounts receivables and closed stores and the Company's ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets, including the remaining carrying value of deferred advertising received from CBS in 2001 and 2000 in exchange for shares of the Company's common stock.

(2)      ACQUISITIONS:

On May 1, 2000, the Company acquired substantially all of the assets of BroadwayTheater.com, Inc. ("BroadwayTheater.com"), a privately held company, for $135,000 in cash and 83,214 shares of the Company's common stock valued at $14.00 per share.

On September 15, 2000, the Company acquired Theatre Direct NY, Inc. ("TDI") from Cameron Macintosh for 66,291 shares of common stock valued at $505,719 and assumed $750,000 in promissory notes. In addition, the Company placed 195,874 shares in escrow for a period of twelve months.

In January 2000 the Company acquired the web address Broadway.com for a purchase price of $1.6 million.

The acquisitions of BroadwayTheater.com and TDI in 2000 were accounted for as a purchase and, accordingly, their operating results have been included in the Company's consolidated financial statements since the date of acquisition.

The following are unaudited pro forma combined results of operations of the Company and TDI for the three months ended March 31, 2000 as if the acquisition of TDI had occurred on January 1, 2000:


         Net Revenues                                         $   10,396,346
                                                              ================

         Net Loss                                             $   (9,319,162)
                                                              ================

         Pro Forma Diluted Loss  Per Share                    $
                                                                        (.43)
                                                              ================

         Weighted Average Shares Outstanding                      21,897,118
                                                              ================

These unaudited pro forma combined results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and the elimination of overhead charges from the former parent company. They do not purport to be indicative of the results of operations which actually would have resulted had the acquired company been under common control prior to the date of the acquisition or which may result in the future. The pre-acquisition results of operations of BroadwayTheater.com are not material to the Company's consolidated results of operations and therefore have been excluded from the pro forma combined results of operations.

(3)      DEBT:

In association with the TDI acquisition in September 2000, the Company signed two promissory notes payable to the former owner. The notes payable have a face value of $500,000 and $250,000 and are due on July 31, 2001 and September 26, 2001, respectively. The $500,000 note bears interest at Citibank, N.A. prime plus 1% (8% at March 31, 2001) and the $250,000 note is non-interest bearing.

(4)      OTHER ACCRUED EXPENSES:

Other Accrued Expenses consist of the following:

                                                    March 31,      December 31,
                                                       2001            2000
                                                   ----------       ----------

          Compensation and benefits                $  515,890       $  496,032
          Insurance                                    80,209          152,978
          Acquisition costs                           190,330          190,330
          Professional fees                           146,100          166,182
          Licensing fees                              105,825           91,800
          Interest                                     96,944           57,159
          Royalties                                    35,246           39,480
          Other                                     1,406,807        1,250,152
                                                   ----------       ----------
                                                   $2,577,351       $2,444,113
                                                   ==========       ==========

(5)        ACCRUED RESERVE FOR CLOSED STORES:

In 1998, the Company aggressively pursued closure of its retail kiosk locations. In December 1999, the Company decided to exit its brick and mortar retail operation altogether and closed its remaining kiosks and in-line stores. The Company recorded provisions in 1998, 1999 and 2000, for the asset impairments, inventory write-downs, and the estimated cost of early lease terminations. The balance at March 31, 2001 and December 31, 2000 of $525,786 and $798,362 respectively, consists primarily of estimated liabilities remaining on lease obligations. During the three months ended March 31, 2001, the Company reduced such reserve by $272,576 due to favorable settlements and dismissals of matters related to outstanding lease obligations as a result of exiting the brick and mortar retail business.

(6)      COMMON STOCK:

In February 2001 the Company issued 160,000 shares of common stock valued at $799,564 in exchange for the payment by a third party of $799,564 of certain media, goods and services obligations of the Company.

During the three months ended March 31, 2001 the Company issued 125,876 shares of common stock to investors from the August 2000 private placement pursuant to the exercise of certain warrants.

Pursuant to the Company's stock repurchase plan, during the three months ended March 31, 2001 the Company repurchased 13,000 shares of its common stock for an aggregate consideration of $61,594, or an average purchase price of $4.74 per share.

 (7)     INVESTMENTS:

Investments consist of the following:
                                                    March 31,       December 31,
                                                      2001             2000
                                                    ---------        ---------
             NetCo Partners (a)                     $ 859,190        $ 699,331
             MovieTickets.com (b)                    (443,669)         105,714
             Beach Wrestling LLC (c)                       --               --
                                                    ---------        ---------
                                                    $ 415,521        $ 805,045
                                                    =========        =========
         (a) Netco Partners

The Company owns a 50% interest in a joint venture called NetCo Partners. The Company records its investment under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings of Investment. The revenues, gross profit and net income of NetCo Partners for the three months ended March 31, 2001 and 2000 are presented below:

                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                    2001                 2000
                                                 ----------           ----------

            Revenues                             $1,171,264           $2,617,126

            Gross Profit                            998,786            2,202,349

            Net Income                              996,517            2,210,674

            Company's Share
            of Net Income                           498,258            1,105,337

As of March 31, 2001, NetCo Partners has $1,490,997 in accounts receivable. Management of NetCo Partners believes that these receivables will be collected in full and no reserves have been established. These accounts receivable are not included in the Company's consolidated balance sheets.

NetCo Partners' deferred revenues, consisting of cash advances received but not yet recognized as revenue, amounted to $410,226 as of March 31, 2001. These deferred revenues are not included in the Company's consolidated balance sheets.

As of March 31, 2001, the Company has received cumulative profit distributions from NetCo Partners since its formation totaling $6,002,179, in addition to reimbursement of substantially all amounts advanced by the Company to fund the operations of NetCo Partners.

         (b) MovieTickets.com. Inc.

The Company entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"), in which each venture partner initially acquired a 33.33% interest in the joint venture. In August 2000, the joint venture sold a five percent interest in the joint venture to Viacom Inc. in exchange for $25 million of advertising over 5 years. In March 2001, America Online, Inc. purchased a 3% preferred equity interest in MovieTickets.com for $8.5 million in cash. The Company owns 31.67% of the common stock of MovieTickets.com, Inc. joint venture at March 31, 2001. The Company accounts for its investment under the equity method of accounting, recognizing 31.67% of MovieTickets.com income or loss as Equity in Earnings of Investments. During the three months ended March 31, 2001 and the twelve months ended December 31, 2000, the Company loaned $100,000 and $499,000 respectively, in cash to MovieTickets.com. For the three months ended March 31, 2001, the Company recorded a loss of $50,383 from its investment in MovieTickets.com, and received a loan repayment from MovieTickets.com of $599,000. In 2000 the Company issued warrants to acquire 90,573 shares of common stock at an exercise price of $17.875 per share valued at $1,000,000. The fair value of the warrant was recorded as goodwill and is being amortized over a period of ten years.

         (c) Beach Wrestling LLC.

On November 10, 2000 an indirect wholly-owned subsidiary of the Company entered into an agreement with Cisnernos Television Group (CTG) and Siegel Partners to form Beach Wrestling LLC. Each partner owns a one-third ownership interest in Beach Wrestling LLC. Beach Wrestling LLC was formed to develop, market and distribute wrestling events via the Internet and television under the "Beach Wrestling" and "Pro Beach Wrestling" brands. At March 31, 2001, the indirect wholly owned subsidiary of Company had loaned $102,500 to Beach Wrestling LLC. These loans are included in accompanying condensed consolidated balance sheet as other receivables.

(8)      LOSS PER COMMON SHARE:

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Options and warrants to purchase 4,820,851 and 4,098,510 shares of common stock were not included in the computation of loss per share for the three months ended March 31, 2001 and 2000 respectively, because the result would have been antidilutive for all periods presented.

(9)      BARTER TRANSACTIONS:

The Company periodically enters into barter arrangements with other Internet companies to exchange advertising on each other's web sites. In January 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached consensus on EITF Issue No. 99-17, Accounting for Advertising Barter Transactions." As permitted under EITF 99-17 the Company adopted the consensus prospectively for transactions occurring after January 20, 2000. EITF 99-17 allows gross reporting of advertising barter transactions only where barter transactions can be supported by an equivalent quantity of similar cash transactions.

The Company recorded $53,130 and $249,830 for the three months ended March 31, 2001 and 2000 respectively, in barter revenue and expense relating to Internet advertising which accounted for approximately four tenths of one percent (0.4%) and six percent (6%) of total revenue for the three months ended March 31, 2001 and 2000, respectively.

The Company also records barter revenue and expense under an agreement with the National Association of Theater Owners ("NATO") which the Company acquired through its acquisition of hollywood.com in 1999. In connection with the NATO contract, the Company also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, the Company hosts web sites for each of the theaters. In addition, the Company provides ongoing web site maintenance services for each of the theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters promote the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com 40 out of 52 weeks per year, before feature films that play in most NATO-member theaters. The Company records revenue and expense from these activities measured at the fair value of the services exchanged. The Company recorded $745,438 for both the three months ended March 31, 2001 and 2000 in revenue and expense under the NATO contract.

 (10)       SEGMENT REPORTING:

The Company has six reportable segments: ticketing, business to business (b2b), Internet ad sales, e-commerce, retail and intellectual properties. The ticketing segment sells tickets to live theater events for Broadway, off-Broadway and London on the Internet and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and traveling consumers. The business to business segment (b2b) licenses entertainment content and data and includes the divisions CinemaSource (which licenses movie showtimes and other movie content), and EventSource (which licenses local listings of concerts and music related events) to media, wireless and Internet companies. The Internet ad sales segment sells advertising on the Hollywood.com and Broadway.com web sites. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media and a 51% interest in Tekno Books, a book development business. The e-commerce segment, which closed in January 2001, sold entertainment-related merchandise over the Internet. The retail segment operated retail studio stores that sold entertainment-related merchandise and was closed in December 1999.

The Company evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, interest, and nonrecurring gains and losses to budgeted amounts.

The Company does not have intersegment sales or transfers. The following table illustrates the financial information regarding the Company's reportable segments.

The following table presents the financial information regarding the Company's reportable segments.

                                                 Three Months Ended March 31,
                                              ---------------------------------
                                                  2001                2000
                                              ------------         ------------

Net Revenues:
Ticketing                                     $  9,728,487         $         --
Business to Business                             1,666,756            1,002,508
Internet Ad Sales                                1,464,902            2,310,355
Intellectual Properties                            475,991              463,099
E-Commerce (a)                                      15,901              301,734
                                              ------------         ------------
                                              $ 13,352,037         $  4,077,696
                                              ============         ============

Gross Margin:
Ticketing                                     $  1,203,549         $         --
Business to Business                             1,589,457              942,444
Internet Ad Sales                                1,457,873            2,052,280
Intellectual Properties                            191,652               80,619
E-Commerce                                          (9,679)              52,382
                                              ------------         ------------
                                              $  4,432,852         $  3,127,725
                                              ============         ============

Operating Income (Loss):
Ticketing                                     $     74,823         $         --
Business to Business                               274,820               54,288
Internet Ad Sales  (b)                          (6,153,128)          (7,136,865)
Intellectual Properties                            107,966              118,789
E-Commerce                                          19,549             (641,036)
Retail (c)                                         269,063              (28,405)
Other (Corporate and other)                     (2,961,755)          (2,527,783)
                                              ------------         ------------
                                              $ (8,368,662)        $(10,161,012)
                                              ============         ============

Capital Expenditures:
Ticketing                                     $      2,006         $         --
Business to Business                                10,614               71,983
Internet Ad Sales                                  154,190              277,626
Intellectual Properties                                 --                5,188
Other (Corporate and other)                         27,290               69,815
                                              ------------         ------------
                                              $    194,100         $    424,612
                                              ============         ============
Depreciation and
   Amortization Expense:
Ticketing                                     $     14,160         $         --
Business to Business                                44,360               24,820
Internet Ad Sales                                  734,752              645,667
Intellectual Properties                              1,575                2,205
E-Commerce                                           1,551                3,606
Other (Corporate and other)                      1,353,680            1,293,091
                                              ------------         ------------
                                              $  2,150,078         $  1,969,389
                                              ============         ============

(a)      The e-commerce segment was closed in January 2001.

(b) Includes $5,048,292 and $4,124,197 in amortization of non-cash CBS advertising for the three months ended March 31, 2001 and 2000, respectively.

(c)      The retail segment was closed on December 31, 1999.

(11)      COMMITMENTS AND CONTINGENCIES:

The Company is a party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse impact on the Company's financial condition or results of operations.

Steven B. Katinsky v. The Times Mirror Company, Hollywood.com, Inc. and Hollywood Online Inc. filed on September 8, 2000 in Superior Court of the State of California for the County of Los Angeles. Claim against Tribune Company (formerly The Times Mirror Company) and the Company seeking a performance cycle bonus allegedly owing to the plaintiff by Tribune Company in connection with the sale of Hollywood Online Inc. from Tribune Company to the Company. The claimant is seeking monetary damages in excess of $19.8 million for alleged fraud by the defendants in connection with the sale of Hollywood Online Inc. to the Company. The lawsuit was dismissed in December 2000 and the parties were ordered to arbitrate the dispute. The lawsuit is presently in consolidated arbitration with the Interviews.com v. Hollywood Online, Inc. arbitration referenced below. The Company is indemnified by Tribune Company for the amount of any such performance cycle bonus payable to the plaintiff. The Company believes that all claims by the claimant against the Company are without merit and intends to defend them vigorously.

Interviews.com v. Hollywood Online, Inc. filed on August 17, 2000 in Superior Court of the State of California for the County of Los Angeles. The claim was dismissed in January 2001 and the parties were given the right to arbitrate the dispute. The lawsuit is presently in consolidated arbitration with the Steven B. Katinsky v. The Times Mirror Company arbitration referred above. This dispute involves a claim by Interviews.com that the Company's wholly owned subsidiary, hollywood.com, Inc. (formerly known as Hollywood Online, Inc.), did not timely perform its obligations with respect to the transfer of several domain names under an Assignment Agreement dated December 17, 1997. Interviews.com is owned and controlled by Steven Katinsky, the claimant in the matter described above. All matters related to this claim occurred prior to the Company's acquisition of Hollywood Online, Inc. in May 1999 and all domain names subject to the dispute have been transferred to the claimant. The domain names transferred were not being utilized by the Company and were not related to the Company's business. The claimant is seeking monetary damages in excess of $5 million. The Company believes that this claim is without merit and intends to defend it vigorously.

(12)      RECLASSIFICATION

Certain amounts in the 2000 financial statements have been classified to conform with the 2001 classification.

(13)     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For The Three Months Ended March 31, 2001:

o        Capital lease transactions totaled $117,564.

o Warrants to acquire 70,000 shares of common stock at exercise prices of $3.00 and $4.25 per share and valued at $266,322 were granted to placement agents for proceeds raised in 2000.

o The Company issued 160,000 shares of common stock valued at $799,564 in exchange for payment of $799,564 in certain media, goods and services statements of the Company by a third party.

o The Company issued 4,138 shares of common stock valued at $15,000 as an incentive stock bonus to an officer.

For the Three Months ended March 31, 2000:

o The Company issued 100,000 shares of common stock, valued at $1,650,000. This amount was accrued for at December 31, 1999 in accrued reserve for closed stores.

o Warrants to acquire 90,573 shares of common stock at an exercise price of $17.875 per share and valued at $1.0 million were issued in connection with the Company's investment in Movietickets.com, Inc.

o The Company recorded $5,468,501 in deferred advertising in connection with the exercise of warrants by Viacom.

(14)     SUBSEQUENT EVENT:

In May 2001 the Company received $4.25 million in cash from two accredited investors in exchange for 942,362 shares of the Company's common stock. Also in May 2001 the Company received $3.0 million in cash from Viacom, Inc. consisting of a $1.4 million investment in the Company in exchange for 310,425 shares of the Company's common stock and a $1.6 million prepayment of advertising and promotion commitments to the Company. See Part II, Item 2.

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Hollywood Media Corp. (the "Company") which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth, acquisition, and divestiture strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. Factors that may affect the Company's results include, but are not limited to, our continuing operating losses and accumulated deficit, our limited operating history, the need for additional capital to finance our operations, the need to manage our growth and integrate new businesses into the Company, our ability to develop strategic relationships, our ability to compete with other Internet companies, technology risks and the general risk of doing business over the Internet, future government regulation, dependence on our founders, the interests of our largest shareholder, Viacom Inc. (formerly CBS Corporation), and accounting considerations related to our strategic alliance with Viacom, Inc. The Company is also subject to other risks detailed herein or detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and in other filings by the Company with the Securities and Exchange Commission.

Overview

         We are an entertainment-focused media and Internet company that offers widely recognized brands and a broad collection of entertainment content data and related information in the industry, which we license to media and other companies including the New York Times, AOL Time Warner, Yahoo!, Sprint, AT&T Wireless, Verizon and others. The Company owns an extensive ticketing network and is engaged in the development and licensing of intellectual properties and licensing of books. The Company generates revenues through the business-to-business syndication of entertainment-related content, the sale of live theater tickets, the sale of advertising and from advances paid by publishers and royalties received from our library of book titles.

Business to Business Syndication Divisions

         CinemaSource. CinemaSource is the largest supplier of movie showtimes to the Internet and compiles movie showtimes for every movie theater in the United States and Canada, representing approximately 36,000 movie screens. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 200 newspapers, wireless companies, Internet sites, and other media outlets, including newspapers such as The New York Times and Newsday, Internet companies including AOL's Digital City, Yahoo!, Lycos, Excite, Ticketmaster and wireless providers such as Sprint PCS, AT&T Wireless and Verizon.

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

         Baseline. We own and operate Baseline, a business which includes a pay-per-use subscription web site (located at Baseline.hollywood.com) and various publications including the Motion Picture Finance Investor newsletter, geared to movie studios, investment banks, news agencies, consulting firms and other professionals in the entertainment industry. We acquired Baseline from media analyst Paul Kagan. The Baseline business maintains one of the most comprehensive movie and television-related databases and has been in operation for over 15 years. Baseline is a comprehensive database of information on over 67,000 films and television programs, as well as biographies on entertainment industry professionals. This rich, interactive database is accessible online to our subscribers and includes credits, synopses, reviews and box office statistics. Baseline continuously tracks production, distribution, and exhibition of feature films worldwide, including box office projections, budgets, and trends. Baseline customers include Bloomberg, Daily Variety, People Magazine, Lexis-Nexis, 20th Century Fox, DreamWorks, Paramount Pictures, Sony Pictures, MGM, Warner Bros., E! Entertainment Television, Boston Consulting Group and Booz, Allen, Hamilton.

Ticketing Divisions

         Theatre Direct International and Broadway.com. We acquired Theatre Direct International (TDI) as of September 15, 2000. Founded in 1990, TDI is a live theater marketing and sales agency serving over 40,000 domestic and international travel professionals, traveling consumers and New York-area theater patrons. TDI is a ticketing wholesaler to the travel industry that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, long running shows off-Broadway and shows in London. TDI sells tickets through an 800 toll-free number, through SABRE (a travel agent reservation system), via the Broadway.com web site and by fax. As a marketing agency, TDI represents 12 producers and 17 Broadway shows to the travel industry around the world. The 17 Broadway shows are Aida, Beauty and the Beast, Blast, Cabaret, Chicago, Contact, 42nd Street, Jane Eyre, Kiss Me Kate, Les Miserables, Rent, Riverdance, The Full Monty, The Lion King, The Sound of Music, The Rocky Horror Show and The Phantom of the Opera. In addition, TDI's education division, Broadway Classroom, markets group tickets to schools across the country. TDI's offline ticketing service complements the online ticketing services available on Broadway.com. The combined companies provide live theater ticketing and related content for all Broadway shows and most shows running off-Broadway and in London's West End at over 200 venues in multiple markets to a customer base consisting of over 40,000 travel agencies, tour operators, corporations and educational institutions, in addition to numerous newspapers and web site.

         MovieTickets.com. MovieTickets.com Inc., was launched in late May 2000. At March 31, 2001, each of Hollywood Media Corp., AMC Entertainment, Inc. and National Amusements, Inc. owns approximately 31.67% of the outstanding common stock of MovieTickets.com, Inc. The venture entered into an agreement in 2000 with Viacom Inc. whereby Viacom acquired a five percent interest for $25 million of advertising over five years. MovieTickets.com is promoted through on-screen advertising in each participating exhibitor's movie screens and through $25 million of Viacom advertising and promotion over the next five years. In March 2001, America Online Inc. purchased a 3% preferred equity interest in MovieTickets.com for $8.5 million in cash. In connection with that transaction, MovieTickets.com's ticket inventory will be promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone will be featured on MovieTickets.com. As a result, MovieTickets.com will feature online ticket sales for 85% of all Internet-ready movie screens in the country.

         MovieTickets.com's current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., Hoyts Cinemas Corporation, Marcus Theaters, Muvico Entertainment and several regional exhibitors. These exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 100 grossing theaters in North America. AMC Entertainment Inc. is the largest movie theater operator in the United States based on box office sales and Famous Players generates approximately half of all box office sales in Canada. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home in participating theaters and presented directly to the ticket taker at the theater. The web site contains movie content from the Company's various units including Baseline for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising.

Internet Divisions

         Hollywood.com. Hollywood.com is a premier entertainment related web site featuring over one million pages of in-depth movie, television and other entertainment content, including movie descriptions and reviews, digitized movie trailers and photos, movie showtimes listings, entertainment news, box office results, interactive games, movie soundtracks, television listings, concert information, celebrity profiles and biographies, comprehensive coverage of entertainment awards shows and film festivals and exclusive video coverage of movie premieres.

         We sell banner advertising and sponsorships on Hollywood.com through relationships with advertising rep. firms and through an internal sales staff. Some of our recent advertisers include BMW, General Motors, Universal Studios, eBay, Proctor & Gamble, Visa, IBM, Diet Coke, New Line Cinema, MGM, US Army, Sprint, AT&T and Warner Brothers.

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

         In January 2000 we entered into a strategic, seven-year relationship with Viacom Inc. that provides for extensive promotion of the Hollywood.com and Broadway.com web sites. Viacom has agreed to provide Hollywood.com and Broadway.com with $105 million of promotion across its full range of CBS media properties, including the CBS television network, CBS owned and operated television stations, CBS cable networks, Infinity Broadcasting Corporation's radio stations and outdoor billboards and CBS syndicated television and radio programs. At March 31, 2001 approximately $80 million in CBS promotion remains available to us to be used. The promotion provided by Viacom is valued based upon the average price charged by Viacom for similar promotions during the applicable time period. To supplement our internal sales efforts, we also have the right to reallocate a portion of each year's promotional budget and require Viacom to sell up to $1.5 million of advertising on the Hollywood.com and Broadway.com web site. Viacom has agreed to include the Hollywood.com web site in all advertising sale programs and presentations that are appropriate for the sale of advertising on the web site. We will pay an 8% commission on any additional advertising revenues generated by Viacom for us in excess of the $1.5 million guaranteed amount selected by us each year.

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

         Broadway.com. We launched Broadway.com on May 1, 2000. Broadway.com features the ability to purchase Broadway, off-Broadway and West End theater tickets online (See - Ticketing Divisions); theater showtimes for virtually all professional live theater venues in the U.S. as well as London's West End and hundreds of college and local live theater venues; the latest theater news; interviews with stage actors and playwrights; opening-night coverage; original theater reviews; and video excerpts from selected shows. Broadway.com also offers current box office results, show synopses, cast and crew credits and biographies, digitized show previews, digitized showtunes, and an in-depth Tony Awards(R) area. Broadway.com generates revenue from ticket sales, advertising sales, and syndication of its content to other media companies.

Intellectual Properties Business

         Intellectual Properties. Our intellectual properties division owns the exclusive rights to intellectual properties, which are complete stories and ideas for stories, created by best-selling authors and media celebrities. Some examples of our intellectual properties are Anne McCaffrey's Acorna the Unicorn Girl, Leonard Nimoy's Primortals, and Mickey Spillane's Mike Danger. We license rights to our intellectual properties to companies such as book publishers, film and television studios, multi-media software companies and producers of other products. These licensees develop books, television series and other products based on the intellectual properties licensed from us. We generally obtain the exclusive rights to the intellectual properties and the right to use the creator's name in the titles of the intellectual properties (e.g., Mickey Spillane's Mike Danger and Leonard Nimoy's Primortals).

         NetCo Partners. In June 1995, the Company and C.P. Group Inc. ("C.P. Group"), entered into an agreement to form NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy's NetForce.

         The Company and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy is a shareholder of C.P. Group. At the inception of the partnership, C.P. Group contributed to NetCo Partners all rights to Tom Clancy's NetForce, and the Company contributed to NetCo Partners all rights to Tad Williams' MirrorWorld, Arthur C. Clarke's Worlds of Alexander, Neil Gaiman's Lifers, and Anne McCaffrey's Saraband. NetCo Partners owns Tom Clancy's NetForce which was licensed to Putnam Berkley for a series of mass market paperbacks and to ABC Television for a television mini-series and video distribution in accordance with the terms of the partnership agreement, and the other properties have reverted back to the Company.

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

Results of Operations

         The following table summarizes the Company's revenues, cost of revenue and gross margin by division for the three months ended March 31, 2001 ("Q1-01") and 2000 ("Q1-00"), respectively:

                                         Business to     Internet Ad       Intellectual
                         Ticketing         Business          Sales         Properties (a)     E-Commerce          Total
                        -----------      -----------      -----------      -------------      ---------       -----------
March 31, 2001
--------------
Net Revenues            $ 9,728,487      $ 1,666,756      $ 1,464,902      $   475,991      $    15,901       $13,352,037
Cost of Revenue           8,524,938           77,299            7,029          284,339           25,580         8,919,185
                        -----------      -----------      -----------      -----------      -----------       -----------
Gross Margin            $ 1,203,549      $ 1,589,457      $ 1,457,873      $   191,652      $    (9,679)      $ 4,432,852
                        ===========      ===========      ===========      ===========      ===========       ===========

March 31, 2000
--------------
Net Revenues            $        --      $ 1,002,508      $ 2,310,355      $   463,099      $   301,734       $ 4,077,696
Cost of Revenue                  --           60,064          258,075          382,480          249,352           949,971
                        -----------      -----------      -----------      -----------      -----------       -----------

Gross Margin            $        --      $   942,444      $ 2,052,280      $    80,619      $    52,382       $ 3,127,725
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

o Internet ad sales - Includes advertising sold on the web sites Hollywood.com and Broadway.com.

o Intellectual Properties - Includes our book development and book licensing operation through our 51% owned subsidiary Tekno Books and our 50.5% interest in Fedora, publisher of Mystery Scene Magazine. Does not include our 50% interest in NetCo Partners.

o        E-Commerce - The Company exited the e-commerce business in January
         2001.

NET REVENUES

Total net revenues for Q1-01 and Q1-00 were $13,352,037 and $4,077,696, respectively an increase of $9,274,341 or 227%. The increase in revenue was primarily due to revenues resulting from the acquisition of TDI and BroadwayTheater.com and the launch of EventSource and Broadway.com. The Company acquired BroadwayTheater.com and TDI (ticketing businesses) in May and September of 2000, respectively.

Ticketing revenues were $9,728,487 for Q1-01. We acquired BroadwayTheater.com on May 1, 2000 and TDI on September 15, 2000 therefore there were no ticketing revenues in Q1-00. We launched the Broadway.com website on May 1, 2000 where Broadway, off-Broadway and London theater tickets can be purchased. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London both online and offline, to domestic and international travel professionals, traveling consumers and New York area theater patrons.

Business to business (b2b) revenues were $1,666,756 for Q1-01 as compared to $1,002,508 for Q1-00, an increase of $664,248 or 66%. This increase is attributable to a growth in revenues in our CinemaSource division and revenues from our EventSource division which launched in April 2000 when we entered into a contract with AOL's Digital City to provide event listings for up to 200 cities nationwide. Revenue is generated by the licensing of movie, event and theater showtimes and other content information to newspapers, wireless companies, internet sites and other media outlets such as Yahoo!, Lycos, Ticketmaster, Verizon, AT&T Wireless, Sprint PCS, The New York Times, Newsday and AOL Digital City.

Internet ad sales were $1,464,902 for Q1-01 as compared to $2,310,355 for Q1-00 a decrease of $845,453 or 37%. This decrease is attributable to three reasons as follows: (i) recognition of ad revenue primarily on a net basis in Q1-01 resulting from the agreement with an ad rep agency which permits the agency to invoice advertisers on the Company's behalf, as compared to revenue recognition primarily on a gross basis in Q1-00, which accounts for approximately $140,000 of the decline; (ii) a decrease of $197,000 in barter transactions in Q1-01 as compared to Q1-00 due to a decision by the Company to accept less barter and
(iii) the balance of the decrease is due to a softening in the online advertising market as a whole. Internet ad sales revenue is predominately derived from the sale of banner advertisements and sponsorships on Hollywood.com and Broadway.com web sites.

Barter transactions that generate non-cash advertising revenue (included in Internet ad sales revenues), in which the Company received advertising or other services in exchange for content advertising on its web site was $53,130 for Q1-01 and $249,830 for Q1-00, a reduction of $196,700 or 79% and accounted for four tenths of one percent (0.4)% and six percent (6%) of the Company's total net revenue for Q1-01 and Q1-01, respectively. The Company records barter revenue and an equal amount of expense based on the fair value of similar cash transactions that the Company has entered into. In future periods, management intends to maximize cash advertising revenue, although the Company will continue to enter into barter relationships when deemed appropriate as a cashless method for the Company to market its business.

The Company also records barter revenue and an equal amount of expense earned under a contract with NATO, which the Company acquired through its acquisition of Hollywood.com on May 20, 1999. This income is included in Internet ad sales revenue. Through the NATO contract, the Company promotes its web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before the feature films that play in most NATO-member theaters. In exchange, the Company provides web site and movie showtimes for the exhibiting NATO members, promotional materials and movie information and editorial content. The Company recorded $745,438 in promotional non-cash revenue and non-cash expense included in selling and marketing expense under the NATO contract for Q1-01 and Q1-00 respectively. Barter revenue from NATO recorded accounted for 6% and 18% of the Company's total net revenue for Q1-01 and Q1-00 respectively.

Revenues from the Company's intellectual properties division increased by $12,892 or 3% from $463,099 for Q1-00 to $475,991 for Q1-01. The increase in revenues is attributable to a greater number of manuscripts being delivered in Q1-01 as compared to Q1-00. The intellectual properties division generates revenues from several different activities including book development and licensing, intellectual property licensing, and publishing Mystery Scene magazine. Revenues vary quarter to quarter dependent on the various stages of the book projects. Revenues are recognized when the earnings process has been completed based on the terms of the various agreements and when ultimate collection of such revenues is no longer subject to contingencies.

E-commerce revenue for Q1-01 decreased $285,833 or 95% to $15,901 from $301,734 for Q1-00 as a result of the Company closing its e-commerce business in January 2001.

COST OF REVENUE

Cost of revenue for Q1-01 was $8,919,185 and $949,971 for Q1-00, an increase of $7,969,214. The increase in the cost of sales is primarily the result of the acquisition of TDI on September 15, 2000 and BroadwayTheater.com on May 1, 2000, our ticketing divisions. The ticketing division generates cost of revenues of approximately 88%. The Company did not own and operate the ticketing divisions in Q1-00; therefore there were no cost of revenue for these divisions in Q1-00. The ticketing divisions account for 96% of the cost of revenues for Q1-01.

GROSS MARGIN

Gross margin for Q1-01 was $4,432,852 as compared to $3,127,725 for Q1-00, an increase of $1,305,127 or 42%. Gross margin increased because of the substantial increase in revenue from Q1-00 to Q1-01 from the ticketing and business to business segments. As a percentage of net revenues the gross margin percentage in Q1-01 was 33% as compared to 77% in Q1-00. The decrease in gross margin percentage is attributable to our ticketing divisions which we acquired in May and September of 2000 and did not own and operate in Q1-00. The ticketing segment generates a gross margin percentage of approximately 12% while our business to business and Internet ad sales segments generate gross margin percentages of greater than 90%. The addition of ticketing revenue into our mix of revenue streams has therefore reduced the overall gross margin percentage.

EQUITY IN EARNINGS OF INVESTMENTS

Equity in net earnings of investments consists of the Company's 50% interest in NetCo Partners and 31.67% interest in MovieTickets.com., Inc.

                                                  Three Months Ended March 31,
                                                --------------------------------

                                                    2001                 2000
                                                -----------          -----------

            NetCo Partners (a)                  $   498,258          $ 1,105,337

            MovieTickets.com (b)                    (50,383)                  --
                                                -----------          -----------
                                                $   447,875          $ 1,105,337
                                                ===========          ===========

         (a) NetCo Partners:

The Company's 50% share in the earnings of NetCo Partners decreased $607,079 or 55% to $498,258 for Q1-01 from $1,105,337 for Q1-00 due primarily to the delivery of a manuscript to the publisher during Q1-00. During Q1-00 book number 5 in the Net Force Series of novels was delivered to the publisher. During Q1-01 a book was not delivered therefore accounting for the decrease in the Company's 50% share in earnings. NetCo has commenced work on book number 6 and expects to deliver the manuscript to the publisher during third quarter 2001. Revenue is recognized on book contracts when the earnings process is complete based on the terms of the contracts and at a point where ultimate collection is substantially assured.

         (b)  MovieTickets.com:

The MovieTickets.com website launched in May 2000, therefore there were no earnings or losses for Q1-00. The Company owns approximately 31.67% of the outstanding common stock of MovieTickets.com joint venture and its share of the loss of MovieTickets.com was $50,383 for Q1-01. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising. Service fees were introduced in November 2000.

OPERATING EXPENSES

General and administrative expenses. General and administrative expenses decreased $513,774 or 22% to $1,829,731 for Q1-01 from $2,343,505 for Q1-00.
This decrease is primarily attributable to cost savings and consolidation measures implemented company-wide, including closing our Santa Monica, CA office in January 2001 as well as closing our e-commerce business division in January 2001 and savings in the areas of recruitment, consulting and freelance fees. The reductions in general and administrative expenses were offset by an increase in general and administrative expenses in our ticketing businesses as a result of the acquisitions of the ticketing businesses in May and September of 2000. As a percentage of revenue, general and administrative expenses decreased to 14% for Q1-01 from 57% for Q1-00.

Selling and marketing expenses. Selling and marketing expenses decreased $1,493,138 or 62% to $925,593 for Q1-01 from $2,418,731 for Q1-00. Included in selling and marketing are non-cash barter transactions of $798,568 and $995,268 for the three months ended March 31, 2001 and 2000, respectively. Barter transactions accounted for approximately 86% and 41% of selling and marketing expense for the three months ended March 31, 2001 and 2000, respectively. The decrease in selling and marketing was primarily due to the reductions of on-line advertising and media production. As a percentage of revenue, selling and marketing expenses decreased to 7% for Q1-01 from 59% for Q1-00.

Salaries and benefits. Salaries and benefits increased $686,921 or 28% to $3,119,836 for Q1-01 from $2,432,915 for Q1-00. This increase is attributable to payroll associated with our ticketing businesses which the Company did not own and operate during the first quarter of 2000, the launch of our EventSource business in April 2000, and an increase in personnel at the corporate offices to support the growth of the Company, offset by reductions in salaries from consolidation of technology and production from our Santa Monica, CA location into our South Florida location and the closing of our e-commerce division. As a percentage of revenue, salaries and benefits decreased to 23% for Q1-01 from 60% for Q1-00.

Amortization. Amortization of goodwill and intangibles was $1,800,180 and $1,651,934 for Q1-01 and Q1-00, respectively. The increase of $148,246 or 9% is attributable to goodwill amortization from the acquisitions of TDI and BroadwayTheater.com.

Amortization of CBS advertising relating to the Company's agreement with CBS was $5,048,292 and $4,124,197 for Q1-01 and Q1-00, respectively. Under the Company's agreement with CBS, the Company issued shares of common stock and warrants to purchase common stock in consideration of CBS's advertising and promotional efforts over seven years across its full range of media properties. The value of the Common Stock and warrants issued to CBS has been recorded in the balance sheet as deferred advertising and is being amortized over each related contract year.

Depreciation. Depreciation was $349,898 and $317,455 for Q1-01 and Q1-00, respectively. The increase of $32,443 or 10% in depreciation expense is attributable to an increased level of property and equipment from March 31, 2000 to March 31, 2001 of approximately $700,000.

Interest Expense, net. Interest expense, net for Q1-01 was $5,911 compared to $59,200 for Q1-00 a decrease of $53,289 or 90%. The decrease is attributable to an increase in interest income earned on a higher average balance of cash and a decrease in interest paid on the Company's capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had cash and cash equivalents of $1,599,234 and working capital of $14,605,844, compared to cash and cash equivalents of $1,911,224 and working capital of $14,938,914 at December 31, 2000. Net cash used in operating activities during the first quarter of 2001 was $409,300, primarily representing cash used to fund the Company's net loss and an increase in ticketing inventory for TDI and Broadway.com. Net cash used in investing activities was $275,658, while $372,968 in cash was provided by financing activities. As a result of all of the above, cash and cash equivalents decreased by $311,990 for the three months ended March 31, 2001. In comparison, during the three months ended March 31, 2000, net cash used in operating activities was $5,531,168, net cash used in investing activities was $1,614,894, and $11,100,711 in cash was provided by financing activities. Net cash used in operating activities improved by $5,121,868 or 93% from $5,531,168 for Q1-00 to $409,300 for Q1-01.

Pursuant to the Company's stock repurchase plan, during the three months ended March 31, 2001 the Company repurchased 13,000 shares of its common stock for an aggregate consideration of $61,594, or an average purchase price of $4.74 per share.

In May 2001, the Company received $7.25 million in cash consisting of a $4.25 million investment by two accredited investors in exchange for 942,362 shares of the Company's common stock and $3.0 million by Viacom, Inc. consisting of a $1.4 million investment by Viacom, Inc. in exchange for 310,425 shares of the Company's common stock and a $1.6 million prepayment of advertising and promotion commitments.

In the event that the Company requires additional funding and cannot secure additional funding, the Company's Chairman of the Board and Chief Executive Officer and the Company's Vice Chairman and President, have indicated their intention to provide the Company, if required, with an amount not to exceed $6 million in order to enable the Company to meet its working capital requirements during 2001; provided, however, that the commitment will terminate to the extent that the Company raises no less than $6 million from other sources and such additional funding is not expended on acquisitions. During the first quarter 2001 the Company drew $500,000 of such funding, which was repaid subsequent to March 31, 2001. As a result of the financing in May 2001 described above, the commitment was reduced to $2.25 million.

INFLATION AND SEASONALITY

Although the Company cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on the Company's revenues or results of operations. The Company considers its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book development and licensing operation as a result of the general publishing industry practice of paying royalties semi-annually. In addition, although not seasonal, the Company's intellectual properties division and NetCo Partners both experience significant fluctuations in their respective revenue streams, earnings and cash flow as a result of the significant amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. While certain of the development costs are incurred as normal recurring operating expenses, the recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on an evenly recurring basis. The Company believes that advertising sales in traditional media, such as television generally are lower in the first and third quarters of each year, and that advertising expenditures fluctuate with economic cycles.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2001 the Company issued 160,000 shares of common stock valued at $799,564 pursuant to the terms of a Services Agreement whereby certain media, goods and services of the Company equaling $799,564 were paid by the third party investor.

As of April 25, 2001, the Company raised an aggregate of $7.25 million in cash, consisting of an aggregate $4.25 million investment by Societe Generale and Velocity Investment Partners Ltd., and a $3 million investment by Viacom Inc. consisting of a $1.4 million investment in the Company and a $1.6 million prepayment of future cash advertising and promotion commitments to the Company, as further described below.

As of April 25, 2001, the Company agreed to issue an aggregate of 1,252,787 shares of the Company's common stock, $0.01 par value, to the three accredited investors, Societe Generale, Velocity Investment Partners Ltd. and Viacom Inc. (Viacom exercised its preemptive rights pursuant to Section 2.4 of that certain Investor's Rights Agreement dated January 3, 2000 between the Company and Viacom in connection with this financing) at $4.51 per share (which purchase price per share represents 105% of the "Market Price" of the Common Stock, which is defined as the average volume weighted average prices for the 20 business days prior to the closing date) for a total purchase price of $5.65 million in cash. The investors also received series A warrants to acquire an aggregate of 614,059 shares of common stock at a price of $6.44 per share (150% of the Market Price at closing). If on each of January 30, 2002 and April 30, 2002, any investor holds at least seventy-five percent of any such investor's shares of common stock issued to it in the transaction, then the exercise price of the series A warrants will be decreased to $5.37 per share and $4.51 per share, respectively, on such dates. The Company may issue additional shares of common stock to the investors from time to time in amounts in proportion to each of their respective investments on the terms set forth in the series B Warrant in the form attached hereto as Exhibit 10.5.

In connection with this investment, Viacom also invested an additional one million six hundred thousand dollars ($1,600,000) in the Company as a prepayment of future cash advertising and promotion commitments owing under the Advertising and Promotion Agreement (the "Ad/Promo Agreement") dated as of January 3, 2000, between the Company and Viacom. Such payment shall reduce the "Annual Additional Promo Commitment" (as such term is defined in the Ad/Promo Agreement) by $1,500,000 for calendar year 2002 and by $1,500,000 for calendar year 2003.

Each Securities Purchase Agreement, Registration Rights Agreement, and Warrants entered into by, or issued to, as the case may be, each of Societe Generale, Velocity Investment Partners Ltd. and Viacom is substantially identical to the forms of such documents attached hereto as Exhibits and incorporated herein by reference, except that (a) the forms attached hereto as Exhibits and incorporated herein by reference, are the forms of documents executed by Societe Generale, (b) the Warrants issued to Velocity are identical to the forms filed as Exhibits 10.3 and 10.4 hereto, except that Velocity received 177,524 series A warrant shares, and (c) Viacom executed similar documents as the Exhibits attached hereto and incorporated herein by reference, except that (i) the Company issued to Viacom an aggregate of 310,425 shares of the Company's common stock, and (ii) Viacom received series A warrants to acquire an aggregate of 162,973 shares of common stock.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to agreements attached hereto as Exhibits 10.2, 10.3,
10.4 and 10.5, which Exhibits are incorporated herein by reference.

During the quarter ended March 31, 2001, the Company issued stock options and warrants to purchase an aggregate of 790,599 shares of the Company's common stock, including 717,000 stock options granted to employees at exercise prices ranging from $3.875 to $6.50 per share and warrants to purchase a total of 70,000 shares at exercise prices ranging from $3.0 to $4.25 per share. Options granted to employees are subject to vesting periods ranging from six months to four years and generally expire five years from the date of issuance.

The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving a public offering, each recipient of securities having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities.



Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
             (a)  Exhibits:
                                                                                                        Incorporated by
   Exhibit                                  Description                                                  Reference From
   -------                                  -----------                                                  --------------

       3.1             Third Amended and Restated Articles of Incorporation                                    (1)

       3.2             Articles of  Amendment  to Articles  of  Incorporation  of the Company for
                       Designation  of  Preferences,  Rights  and  Limitations  of  7%  Series  D
                       Convertible Preferred Stock                                                             (2)

       3.3             Articles of Amendment to Articles of Incorporation of the Company for
                       Designation of Preferences, Rights and Limitations of 7% Series D-2
                       Convertible Preferred Stock                                                             (3)

       3.4             Articles of Amendment to Articles of Incorporation of the Company
                       amending Designation of Preferences, Rights and Limitations of Series A
                       Variable Rate Convertible Preferred Stock                                               (4)

       3.5             Articles of Amendment to Articles of Incorporation of the Company
                       amending Designation of Preferences, Rights and Limitations of Series B
                       Variable Rate Convertible Preferred Stock                                               (4)

       3.6             Bylaws                                                                                  (5)

       4.1             Form of Common Stock Certificate                                                        (5)

       4.2             Rights Agreement dated as of August 23, 1996 between the Company and
                       American Stock Transfer & Trust Company, as Rights Agent                                (6)

      10.1             Services Agreement dated as of February 9, 2001 between the Company and                  *
                       Lakeside Ventures, LLC

      10.2             Securities Purchase Agreement dated as of April 25, 2001 between                         *
                       Hollywood Media Corp., Societe Generale and Velocity Investment Partners
                       Ltd.

      10.3             Registration Rights Agreement dated as of April 25, 2001 between                         *
                       Hollywood Media Corp., Societe Generale and Velocity Investment Partners
                       Ltd.

      10.4             "A" Warrant issued to Societe Generale                                                   *

      10.5             "B" Warrant issued to Societe Generale                                                   *


*        Filed as an exhibit to this Form 10-Q.

(1) Incorporated by reference from the exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(3) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form S-3 (No. 333-68209).

(4) Incorporated by reference from exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

(5) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form SB-2 (No. 33-69294).

(6) Incorporated by reference from exhibit 1 to the Company's Current Report on Form 8-K filed on October 20, 1999.

         (b)      Reports on Form 8-K

         The Company did not file any Current Report on Form 8-K during the quarter ended March 31, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HOLLYWOOD MEDIA CORP.

Date:    May 14, 2001              By:      /s/ Mitchell Rubenstein
                                            ------------------------------------
                                            Mitchell Rubenstein, Chairman of the
                                            Board and Chief Executive Officer
                                            (Principal executive, financial and
                                            accounting officer)