Form 10-Q
period 2001-06-30
HOLLYWOOD MEDIA CORP
filed 2001-08-20
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

                               Hollywood.com, Inc.
                               -------------------
                                  (Former Name)

         Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    ------      ------

         As of August 7, 2001, the number of shares outstanding of the issuer's common stock, $.01 par value, was 26,825,372.

                              HOLLYWOOD MEDIA CORP.

                                Table of Contents

                                                                                                 Page(s)
                                                                                                 -------
PART I      FINANCIAL INFORMATION
------      ---------------------
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of June 30, 2001
                  (unaudited) and December 31, 2000.........................................        3

                  Condensed Consolidated Statements of Operations for the Six
                  and Three Months ended June 30, 2001 and 2000 (unaudited).................        4

                  Condensed Consolidated Statement of Shareholders' Equity for the
                  Six Months ended June 30, 2001 (unaudited)................................        5

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months ended June 30, 2001 and 2000 (unaudited)...........................        6

                  Notes to Condensed Consolidated Financial Statements (unaudited)..........        7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ............................................        19

PART II     OTHER INFORMATION
-------     -----------------

ITEM 2.     CHANGES IN SECURITIES AND USE OF  PROCEEDS......................................        31

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K................................................        33

Signature   ................................................................................        35

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,       December 31,
                                                                                         2001            2000
                                                                                    -------------    -------------
                                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $   4,479,338    $   1,911,224
     Receivables, net                                                                   2,124,799        1,866,565
     Inventories                                                                        5,774,090          106,700
     Prepaid expenses                                                                     996,070          687,028
     Other receivables                                                                    498,722          866,251
     Other current assets                                                                 243,487          240,450
     Deferred advertising - CBS                                                        18,845,194       19,131,714
                                                                                    -------------    -------------
     Total current assets                                                              32,961,700       24,809,932

PROPERTY AND EQUIPMENT, net                                                             2,816,355        2,802,840
INVESTMENTS                                                                                74,331          305,045
NONCURRENT DEFERRED ADVERTISING - CBS                                                  82,291,422       91,714,019
INTANGIBLE ASSETS, net                                                                  2,780,415        3,745,579
GOODWILL, net                                                                          43,434,771       45,173,047
OTHER ASSETS                                                                              784,564          727,620
                                                                                    -------------    -------------
TOTAL ASSETS                                                                        $ 165,143,558    $ 169,278,082
                                                                                    =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                               $   2,488,541    $   3,194,105
     Other accrued expenses                                                             3,115,875        2,444,113
     Notes payable                                                                        483,333          750,000
     Loan from shareholder/officer                                                        250,000               --
     Accrued reserve for closed stores                                                    348,561          798,362
     Deferred revenue                                                                   6,821,819        1,556,841
     Current portion of capital lease obligations                                         484,457          627,597
                                                                                    -------------    -------------
     Total current liabilities                                                         13,992,586        9,371,018
                                                                                    -------------    -------------

CAPITAL LEASE OBLIGATIONS, less current portion                                           346,934          721,521
                                                                                    -------------    -------------
DEFERRED REVENUE                                                                        1,872,153          331,559
                                                                                    -------------    -------------
MINORITY INTEREST                                                                              --          160,094
                                                                                    -------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding              --               --
     Common stock, $.01 par value, 100,000,000 shares authorized; 26,526,659 and 24,730,968 shares issued at June 30, 2001 and
         December 31, 2000, respectively.                                                 265,266          247,309
     Warrants outstanding                                                              10,332,834        7,007,013
     Deferred compensation                                                                     --         (102,067)
     Additional paid-in capital                                                       267,654,889      264,332,941
     Accumulated deficit                                                             (129,321,104)    (112,791,306)
                                                                                    -------------    -------------
     Total shareholders' equity                                                       148,931,885      158,693,890
                                                                                    -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 165,143,558    $ 169,278,082
                                                                                    =============    =============

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)

                                                             Six Months Ended June 30,      Three Months Ended June 30,
                                                            ----------------------------    ----------------------------

                                                                2001            2000            2001            2000
                                                            ------------    ------------    ------------    ------------
NET REVENUES                                                $ 26,357,466    $  9,983,245    $ 15,479,694    $  5,905,549

COST OF REVENUES                                              17,059,184       2,879,710      10,425,577       1,843,092
                                                            ------------    ------------    ------------    ------------

    Gross margin                                               9,298,282       7,103,535       5,054,117       4,062,457
                                                            ------------    ------------    ------------    ------------

OPERATING EXPENSES:
    General and administrative                                 3,715,010       5,211,512       1,885,279       2,954,654
    Selling and marketing                                      2,032,495       5,297,684       1,106,902       2,878,953
    Salaries and benefits                                      6,223,580       5,160,505       3,103,744       2,727,590
    Amortization of CBS advertising                            9,810,064       9,375,904       4,761,772       5,251,707
    Amortization of goodwill and intangibles                   3,639,889       3,330,569       1,839,709       1,678,635
    Depreciation and amortization                                747,560         658,475         397,662         341,020
    (Reversal) reserve for closed stores and lease
       termination costs                                        (289,801)          9,755         (17,785)          9,755
                                                            ------------    ------------    ------------    ------------

        Total operating expenses                              25,878,797      29,044,404      13,077,283      15,842,314
                                                            ------------    ------------    ------------    ------------

        Operating loss                                       (16,580,515)    (21,940,869)     (8,023,166)    (11,779,857)

EQUITY IN EARNINGS - INVESTMENTS                                 476,634       1,253,959          28,759         148,622

OTHER:

    Interest expense                                            (235,075)       (188,418)       (179,439)        (92,037)
    Interest income                                               79,330          72,615          29,605          35,434
    Other, net                                                  (168,175)         28,407        (173,089)         28,407
                                                            ------------    ------------    ------------    ------------

         Loss before minority interest                       (16,427,801)    (20,774,306)     (8,317,330)    (11,659,431)

MINORITY INTEREST                                               (101,997)       (152,855)        (57,124)        (93,704)
                                                            ------------    ------------    ------------    ------------

         Net loss                                           $(16,529,798)   $(20,927,161)   $ (8,374,454)   $(11,753,135)
                                                            ============    ============    ============    ============


Basic and diluted loss per common share                     $      (0.66)   $      (0.93)   $      (0.33)   $      (0.51)
                                                            ============    ============    ============    ============

Weighted average common and common equivalent
shares outstanding - basic and diluted                        25,226,067      22,544,098      25,739,897      23,257,368
                                                            ============    ============    ============    ============


     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (Unaudited)

                                                            Common Stock
                                                    ------------------------------      Warrants       Deferred
                                                       Shares           Amount         Outstanding   Compensation
                                                    -------------    -------------    -------------   -------------
Balance - December 31, 2000                            24,730,968    $     247,309    $   7,007,013   $    (102,067)

Issuance of common stock in private placement           1,252,787           12,528        2,869,019              --

Payment of cash and issuance
  of stock for acquisitions                                28,572              286               --              --

Issuance of common stock for services rendered             22,469              225               --              --

Issuance of options and warrants for services
  rendered                                                     --               --          456,802              --

Issuance of stock to pay capital lease obligation          88,000              880               --              --

Issuance of stock - note extension                         15,615              156               --              --

Employee stock bonus                                        4,138               41               --              --

Issuance of common stock - adjustment shares              270,210            2,702               --              --

Issuance of common stock to pay obligations
  of the Company                                          160,000            1,600               --              --

Amortization of employee stock bonuses                         --               --               --         102,067

Shares repurchased and retired                            (46,100)            (461)              --              --

Net loss                                                       --               --               --              --
                                                    -------------    -------------    -------------   -------------

Balance - June 30, 2001                                26,526,659    $     265,266    $  10,332,834   $          --
                                                    =============    =============    =============   =============
[RESTUBBED]
                                                      Additional
                                                        Paid-in        Accumulated
                                                        Capital          Deficit          Total
                                                     -------------    -------------    -------------
Balance - December 31, 2000                         $ 264,332,941    $(112,791,306)   $ 158,693,890

Issuance of common stock in private placement           2,504,802               --        5,386,349

Payment of cash and issuance
  of stock for acquisitions                              (302,470)              --         (302,184)

Issuance of common stock for services rendered             94,819               --           95,044

Issuance of options and warrants for services
  rendered                                               (171,863)              --          284,939

Issuance of stock to pay capital lease obligation         499,840               --          500,720

Issuance of stock - note extension                         87,026               --           87,182

Employee stock bonus                                       14,959               --           15,000

Issuance of common stock - adjustment shares               (2,702)              --               --

Issuance of common stock to pay obligations
  of the Company                                          797,964               --          799,564

Amortization of employee stock bonuses                         --               --          102,067

Shares repurchased and retired                           (200,427)              --         (200,888)

Net loss                                                       --      (16,529,798)     (16,529,798)
                                                    -------------    -------------    -------------

Balance - June 30, 2001                             $ 267,654,889    $(129,321,104)   $ 148,931,885
                                                    =============    =============    =============


      The accompanying notes to condensed consolidated financial statement is an integral part of this condensed consolidated statement.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Six Months Ended June 30,
                                                                                            ----------------------------
                                                                                                2001            2000
                                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                    $(16,529,798)   $(20,927,161)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                                         4,387,449       3,989,044
         Equity in earnings of investments, net of return of invested capital                    230,714        (367,747)
         Issuance of compensatory stock, stock options and warrants for services rendered        394,983          75,029
         Amortization of employee stock bonus                                                    102,067         102,066
         Provision for bad debts                                                                 143,339          54,502
         Provision for inventory obsolescence                                                         --          18,559
         Amortization of deferred financing costs                                                     --           4,290
         (Reversal) reserve  for closed stores and lease terminations costs                     (289,801)          9,755
         Amortization of CBS advertising                                                       9,810,064       9,375,904
         Minority interest                                                                       101,997         152,855
         Changes in assets and liabilities:
           Receivables                                                                          (421,073)     (1,371,283)
           Prepaid expenses                                                                     (309,042)         79,935
           Inventories                                                                        (1,509,922)        (23,910)
           Other current assets                                                                   (3,037)        (25,986)
           Other assets                                                                          (20,079)         27,746
           Accounts payable                                                                       94,000          45,682
           Deferred revenue                                                                    1,839,312          88,828
           Other accrued expenses                                                                 35,974         121,692
                                                                                            ------------    ------------
             Net cash used in operating activities                                            (1,942,853)     (8,570,200)
                                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash paid for acquisitions, net of cash received                                               --        (232,376)
       Loan to Beach Wrestling, LLC                                                             (123,380)             --
       Purchase of web addresses                                                                      --      (1,070,000)
       Capital expenditures                                                                     (643,511)     (1,178,810)
       Loans to MovieTickets.com,net                                                             499,000        (200,000)
       Return of capital from Tekno Books to minority partner                                   (298,956)       (323,668)
                                                                                            ------------    ------------
             Net cash used in investing activities                                              (566,847)     (3,004,854)
                                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from shareholder/officer loan                                                    250,000       2,050,000
       Net proceeds from issuance of common stock                                              5,386,349       5,303,030
       Proceeds from exercise of stock options and warrants                                           --       6,756,283
       Loan to shareholder                                                                        43,591      (1,496,041)
       Payments to repurchase common stock                                                      (200,888)       (864,905)
       Payments under notes payable                                                             (266,667)             --
       Payments under capital lease obligations                                                 (134,571)       (263,609)
                                                                                            ------------    ------------
             Net cash provided by financing activities                                         5,077,814      11,484,758
                                                                                            ------------    ------------

             Net increase (decrease)  in cash and cash equivalents                             2,568,114         (90,296)

CASH AND CASH EQUIVALENTS, beginning of period                                                 1,911,224       2,475,345
                                                                                            ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                                    $  4,479,338    $  2,385,049
                                                                                            ============    ============

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
       Interest paid                                                                        $    108,844    $    152,843
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

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION:

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared by Hollywood Media Corp. ("Hollywood Media" or "we") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media's financial position and results of operations. The results of operations and cash flows for the six months ended June 30, 2001 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 2001. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000.

In the event that additional funding is required, the Chairman of the Board and Chief Executive Officer and the Vice Chairman and President of Hollywood Media, have indicated their intention to provide to Hollywood Media, if required, with an amount not to exceed $2.25 million in order to meet its working capital requirements during 2001; provided, however, that the commitment will terminate to the extent that Hollywood Media raises no less than $2.25 million from other sources and such additional funding is not expended on acquisitions.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Revenue Recognition

We changed the revenue recognition process for our ticketing businesses from revenue recognized when collection was assured and at the point of delivery of the ticket to the customer to the date of performance of the show. See Note 15.

         Per Share Amounts

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. There were 5,482,660 and 3,992,850 options and warrants outstanding at June 30, 2001 and 2000 respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented.

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

Significant estimates and assumptions embodied in the accompanying unaudited condensed financial statements include the adequacy of reserves for accounts receivables and closed stores and Hollywood Media's ability to realize the carrying value of goodwill, intangible assets, investments in less than 50%-owned companies and other long-lived assets, including the remaining carrying value of deferred advertising received from CBS in 2001 and 2000 in exchange for shares of Hollywood Media.

         Receivables

Receivables consist of amounts due from customers from the sale of advertising, syndicated content, live theater tickets, and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of allowance for doubtful accounts of $597,422 and $567,702 at June 30, 2001 and December 31, 2000, respectively.

In July 2001, the Financial Accounting Standard Board released Statement of Financial Accounting Standards ("SFAS"), Business Combinations, ("SFAS
141"), and SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 141 also requires allocation of purchase price to certain classes of identifiable intangibles. Under SFAS 142, goodwill related to acquisitions after June 30, 2001 will not be amortized. In addition, amortization of goodwill related to businesses acquired prior to June 30, 2001 will cease on January 1, 2002. Hollywood Media's annual goodwill amortization is approximately $5.3 million. Upon adoption of SFAS 142, we will no longer record goodwill amortization. However, under SFAS 142 recorded goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. The fair value test will first be applied as of the transition date, January 1, 2002. SFAS 142 requires continued amortization of identifiable intangibles over their useful lives, except for intangibles with indeterminate lives, which will not be amortized. The lives of intangibles will no longer be subject to the 40 year maximum, which exists under the current rules. We are currently evaluating the provisions of SFAS 141 and 142 and have not yet determined the effect of these pronouncements on our financial position and results of operations.

(3)      ACQUISITIONS:

In January 2000, we completed the acquisition of the web address Broadway.com from Broadway Technologies Group (Seller) for a purchase price of $1.6 million, paid with $1.0 million in cash and 35,294 shares of common stock valued at $17 per share, the stated value per the purchase agreement. The purchase agreement guaranteed to the seller that the shares of common stock issued to it would be worth at least $17 per share one year after their issuance. Because the market value of the common stock was less than $17 per share on the one year anniversary of issuance, Hollywood Media is obligated to pay $452,187 to the seller. The balance outstanding for this liability at June 30, 2001 was $339,687 and is included in accrued expenses. In April 2001, we issued to the seller a warrant to purchase 40,000 shares of common stock at an exercise price of $4.15 per share, with a fair value of $170,593, calculated in accordance with SFAS
123. The value of the warrant was expensed in the accompanying condensed statement of operations as other expense.

On May 1, 2000, we acquired substantially all of the assets of BroadwayTheater.com, Inc. ("BroadwayTheater.com"), a privately held company, for $135,000 in cash and 83,214 shares of common stock valued at $14.00 per share, the closing market price on the date of issuance. The seller of BroadwayTheater.com, Inc. has the right to earn up to a maximum of 85,714 additional shares of Hollywood Media's common stock if the business meets specified gross profit targets during the three years following the closing of the acquisition. These gross profit targets were satisfied for year one and we issued 28,572 shares of common stock valued at $5.25 per share, the closing market price on the date of issuance, and recorded the amount as goodwill.

Effective September 15, 2000, we acquired Theatre Direct NY, Inc. ("TDI") for 66,291 shares of common stock valued at $505,719 or $7.63 per share, the fair market value of the common stock as determined by the purchase agreement and $750,000 in promissory notes. In addition, we issued 195,874 shares of common stock as contingent consideration. These shares were placed in escrow and will be delivered to the seller if certain conditions are satisfied at the end of the twelve-month period following the date of acquisition. Most notable is the condition that certain relationships remain in full force and effect for a period of one year from the date of acquisition. The 195,874 contingent shares have not been reflected in the purchase price and are not included in the calculation of weighted average shares outstanding during the period.

The acquisitions of BroadwayTheater.com and TDI on May 1, 2000 and September 15, 2000, respectively, were accounted for under the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements since the respective dates of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired is being amortized over a useful life of ten years.

The purchase price of BroadwayTheater.com was allocated to assets and liabilities as follows:

                                                                        2000
                                                                    -----------
              Tangible assets                                       $    35,430
              Goodwill                                                1,506,991
              Liabilities assumed                                      (145,049)
                                                                    -----------
              Total purchase price                                    1,397,372
              Less value of common stock issued                       1,164,996
                                                                    -----------
              Paid, net of cash acquired                            $   232,376
                                                                    ===========

              Purchase price paid as follows:
              Paid in cash - purchase price, net of cash
                 Acquired                                           $   205,376
              Acquisition costs                                          27,000
                                                                    -----------
                                                                    $   232,376
                                                                    ===========


The following are unaudited pro forma combined results of operations of Hollywood Media and TDI for the six and three months ended June 30, 2000, as if the acquisition of TDI had occurred on January 1, 2000:

                                                     Six Months    Three Months
                                                       Ended           Ended
                                                   June 30, 2000   June 30, 2000
                                                   -------------   ------------

         Net Revenues                              $  23,798,834   $ 13,402,488
                                                   =============   ============

         Net Loss                                  $ (20,839,599)  $(11,520,437)
                                                   =============   ============

         Pro Forma Diluted Loss Per Share          $        (.92)  $       (.49)
                                                   =============   ============


         Weighted Average Shares Outstanding          22,662,969     23,345,606
                                                   =============   ============

         These unaudited pro forma combined results have been prepared for comparative purposes only and include certain adjustments, such as additional goodwill amortization expense. They do not purport to be indicative of the results of operations which actually would have resulted had the acquired companies been under common control prior to the date of the acquisition or which may result in the future. The pre-acquisition results of operations of BroadwayTheater.com are not material to the consolidated results of operations and have therefore been excluded from pro forma combined results of operations.

(4)      DEBT:

In connection with the TDI acquisition on September 15, 2000, Hollywood Media signed two promissory notes payable to the former owner. The first is an interest bearing note payable with a face value of $500,000, principal payable monthly, with a final principal payment of $75,000 due on September 15, 2001. The note bears interest at Citibank, N.A. prime plus 1% per annum (7.75% at June 30, 2001). The second promissory note is a one year non-interest bearing note with a face value of $250,000 due on September 26, 2001. At June 30, 2001, the outstanding balance of notes payable is $483,333.

(5)      OTHER ACCRUED EXPENSES:

Other Accrued Expenses consist of the following:

                                               June 30, 2001   December 31, 2000
                                               -------------   -----------------

      Compensation and benefits                  $  834,783       $  496,032
      Insurance                                     376,464          152,978
      Professional fees                             143,235          166,182
      Licensing fees                                 47,520           91,800
      Interest                                      129,142           57,159
      Royalties                                      25,786           39,480
      Other                                       1,558,945        1,440,482
                                                 ----------       ----------
                                                 $3,115,875       $2,444,113
                                                 ==========       ==========


(6)        ACCRUED RESERVE FOR CLOSED STORES:

In December 1999, Hollywood Media closed its brick and mortar retail operation in its entirety and closed its remaining kiosks and in-line stores. Hollywood Media recorded provisions in 1998, 1999 and 2000 for the asset impairments and the estimated cost of early store lease terminations as a result of exiting the brick and mortar retail business. The accrued reserve for estimated liabilities remaining on store lease obligations was $798,362 at December 31, 2000 and $348,561 at June 30, 2001. The accrued reserve was reduced by $289,801 during the six months ended June 30, 2001 and $17,785 during the three months ended June 30, 2001 as the result of favorable settlements related to outstanding lease obligations. Additionally, cash payments by Hollywood Media of $160,000 were made. The reserve for closed stores is reviewed by management on a quarterly basis to determine the adequacy of the reserves based on pending claims, and we anticipate resolution of all matters within the next twelve months.

(7)      COMMON STOCK:

In January 2001, we issued 4,138 shares of restricted common stock valued at $15,000 or $3.625 per share, the closing market price on the date of issuance, as an incentive stock bonus to an officer of Hollywood Media in accordance with an employment agreement.

In February 2001, we issued 160,000 shares of common stock valued at $799,564 in exchange for the payment by a third party of $799,564 of certain media, goods and services obligations of Hollywood Media. The shares were valued at the fair value of the obligations paid.

During the six months ended June 30, 2001, we issued 270,210 shares of common stock to investors from the August 2000 private placement pursuant to the exercise of certain adjustment warrants. The fair value of these adjustment shares on the dates of issuance was $1,284,049. Hollywood Media is obligated to issue additional shares to those selling shareholders for no consideration if the average of the five lowest volume weighted average prices of the common stock during the final fifteen days of an adjustment period is below $9.63. The final adjustment period ends September 4, 2001. A total of 60,500 shares have been issued in July and August of 2001 and the estimated maximum additional shares to be issued if the weighted average price is $2 is approximately 137,000 shares and if the weighted average price is $5 is approximately 33,000 shares. The precise number of shares of common stock which were issued were determined in accordance with a formula set forth in the adjustment warrants. The shares issued pursuant to the adjustment warrants were recorded as additional paid-in capital.

In May 2001, we issued 1,252,787 shares of common stock valued at $4.51 per share in a private placement to three accredited investors (including Viacom) for gross proceeds of $5,650,000. We incurred $263,651 in transaction costs which were charged to additional paid-in-capital. The purchase price per share was 105% of the Market Price of the common stock, which was defined as the average volume weighted average price for 20 business days prior to the closing date. We issued series A warrants to these investors to purchase an aggregate of 614,059 shares of common stock at a price of $6.44 per share. These warrants were valued at $2,869,019 in accordance with SFAS 123. If on each of January 30, 2002 and April 30, 2002, any such investor holds at least seventy-five percent of the investor's shares of common stock issued to it in the transaction, then the exercise price of the series A warrants as to such investor will be decreased to an exercise price of $5.37 per share and $4.51 per share, respectively, on such dates. The investors also received series B adjustment warrants to acquire additional shares of common stock from time to time in amounts in proportion to each of their respective investments.

The investors will be entitled to receive additional shares of common stock upon exercise of the series B adjustment warrants for no additional consideration if the market price of the common stock as of October 30, 2001, January 30, 2002, April 30, 2002 or July 30, 2002 is less than $5.19 per share. The series B warrants are exercisable on the last day of each twenty trading day period beginning on each of these four dates. The market price of the common stock under the series B warrants is defined as the average of the ten lowest closing sale prices of the common stock during the twenty trading days following each of these four dates, but can be no less than $2.15. The number of shares issuable upon exercise of a series B warrant on the first of these four exercise dates is equal to (1) $5.19 minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each series B warrant. The number of shares issuable upon exercise of a series B warrant on each of the subsequent three exercise dates is equal to (1) the lower of $5.19 and the lowest market price as of any prior exercise date minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each series B warrant. The specified number of shares is 310,425 for Viacom Inc., 465,638 for Societe Generale, and 310,425 for Velocity Investment Partners Ltd.

In May 2001, we issued 28,572 shares of common stock to the previous owners of BroadwayTheater.com in accordance with the earn-out provision of the Asset

Purchase Agreement. Pursuant to this provision the previous owners are entitled to additional consideration if specified gross profit targets are attained. These targets were satisfied and we issued 28,572 shares of common stock valued at $5.25 per share, the closing market price on the date of issuance and recorded $150,003 as goodwill.

In May 2001, we issued 22,469 shares of common stock valued at $4.23 per share, the closing market price on the date of issuance, for payment of book packaging fees to Dr. Martin Greenberg. Dr. Greenberg is a director of Hollywood Media and CEO of Tekno Books.

In June 2001, we issued 88,000 shares of common stock valued at $5.69 per share, the closing market price on the date of issuance, as a payment towards outstanding capital lease obligations related to our former brick and mortar retail operations, pursuant to the terms of a settlement agreement. The total settlement was $796,000, payable in common stock with the balance payable in monthly installments of cash.

We issued a total of 15,615 shares of common stock valued at $87,182 during the three months ended June 30, 2001 for the extension of the term of a promissory note that Hollywood Media guaranteed. The borrower on the note, an employee of a subsidiary of Hollywood Media, is obligated to pay to Hollywood Media an amount equal to 50% of the value of the shares issued to extend the maturity date of the note. We recorded $43,591 as interest expense and $43,591 as other receivables.

Additionally, during the six months ended June 30, 2001, we issued stock options and warrants valued at $284,939 for services rendered.

Pursuant to Hollywood Media's stock repurchase plan, during the six months ended June 30, 2001, we repurchased 46,100 shares of its common stock for an aggregate consideration of $200,888, or an average purchase price of $4.36 per share.

(8)      INVESTMENTS:

Investments consist of the following:
                                             June 30, 2001     December 31, 2000
                                             -------------     -----------------
          NetCo Partners (a)                   $ 773,784          $ 699,331
          MovieTickets.com, Inc. (b)            (572,200)          (394,286)
          Beach Wrestling LLC (c)               (127,253)                --
                                               ---------          ---------
                                               $  74,331          $ 305,045
                                               =========          =========

         (a) NETCO PARTNERS:

Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings - Investments.
The revenues, gross profit and net income of NetCo Partners for the six and three months ended June 30, 2001 and 2000 are presented below:

                       Six Months Ended June 30,     Three Months Ended June 30,
                       -------------------------     ---------------------------
                          2001         2000                 2001         2000
                       ---------     ---------            -------       -------

Revenues              $1,927,191    $3,072,773         $  754,713    $  455,647
Gross Profit           1,576,844     2,575,918            578,058       373,569
Net Income             1,565,601     2,593,476            569,085       382,802

Company's Share of
Net income               782,801     1,296,738            284,543       191,401

As of June 30, 2001, NetCo Partners has $1,167,670 in accounts receivable. Management of NetCo Partners believes that these receivables will be collected in full and no reserves have been established. These accounts receivable are not included in the Company's condensed consolidated balance sheets.

NetCo Partners' deferred revenues, consisting of cash advances received but not yet recognized as income, amounted to $286,026 as of June 30, 2001. These deferred revenues are not included in the Company's condensed consolidated balance sheets.

As of June 30, 2001, we received cumulative profit distributions from NetCo Partners since its formation totaling $6,377,860, in addition to reimbursement of substantially all amounts advanced by us to fund the operations of NetCo Partners.

         (b) MOVIETICKETS.COM, INC.:

Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"), in which each venture partner initially acquired a 33.33% interest in the joint venture. In August 2000, the joint venture sold a five percent interest in the joint venture to Viacom Inc. in exchange for $25 million of advertising over 5 years. In March 2001, America Online, Inc. purchased a 3% (non-dividend) preferred equity interest in MovieTickets.com for $8.5 million in cash. Hollywood Media owned 31.67% of the common stock of MovieTickets.com at June 30, 2001. In 2000, Hollywood Media issued warrants to acquire 90,573 shares of common stock at an exercise price of $17.875 per share valued at $1,000,000 to AMC Entertainment Inc. The fair value of the warrant was recorded as goodwill and is being amortized over a period of ten years. The investment is accounted for under the equity method of accounting, recognizing 31.67% of MovieTickets.com income or loss as Equity in Earnings - Investments. During the three months ended March 31, 2001 and the twelve months ended December 31, 2000, we loaned $100,000 and $499,000, respectively, in cash to MovieTickets.com, which was repaid with interest in March 2001. For the six and three months ended June 30, 2001, we recorded a loss of $178,914 and $128,531, respectively, from our investment in MovieTickets.com. For the six and three months ended June 30, 2000, we recorded a loss of $42,779, from our investment in MovieTickets.com

         (c) BEACH WRESTLING LLC:

On November 10, 2000, an indirect wholly owned subsidiary of Hollywood Media entered into an agreement with Cisnernos Television Group ("CTG") and Siegel Partners to form Beach Wrestling LLC, each having a one-third ownership percentage. Beach Wrestling LLC was formed to develop, market and distribute wrestling events via television and the Internet under the "Beach Wrestling" brand. This investment is recorded under the equity method of accounting, recognizing one-third of Beach Wrestling LLC's income or loss as Equity in Earnings - Investments. For the six and three months ended June 30, 2001, we recorded a loss of $127,253 from our investment in Beach Wrestling LLC. At June 30, 2001, the indirect wholly owned subsidiary of Hollywood Media had loaned $190,880 to Beach Wrestling LLC. All payments by Hollywood Media's indirect wholly owned subsidiary to Beach Wrestling LLC are treated as loans and bear interest at the Bank of America reference rate plus 2% per annum. The loan is included in the accompanying condensed consolidated balance sheet as other receivables.

(9)      BARTER TRANSACTIONS:

Barter arrangements are periodically entered into with other companies to exchange advertising on each other's web sites. In January 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached consensus on EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." As permitted under EITF 99-17, we adopted the consensus prospectively for transactions occurring after January 20, 2000. EITF 99-17 allows gross reporting of advertising barter transactions only where barter transactions can be supported by an equivalent quantity of similar cash transactions.

We also record barter revenue and expense under a contract with the National Association of Theatre Owners ("NATO"). In connection with the NATO contract, we also acquired rights and obligations under ancillary agreements with individual theaters that are members of the NATO organization. Pursuant to these agreements, we provide them with movie showtime information and content, and we host web sites for each of the theaters. In addition, we provide ongoing web site maintenance services for each of the theaters including providing promotional materials, movie and theater information and editorial content. In exchange, the theaters promote the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com 40 out of 52 weeks per year, before feature films that play in most NATO-member theaters. Hollywood Media records revenue and expense from these activities measured at the fair value of the services exchanged.

Barter transactions by type for the six and three months ended June 30, 2001 and 2000 are as follows:

                                Six Months Ended          Three Months Ended
                                    June 30,                    June 30,
                            ------------------------    ------------------------
                               2001          2000          2001          2000
                            ----------    ----------    ----------    ----------

Barter Advertising          $   77,139    $  808,776    $   24,009    $  558,946
Barter - NATO                1,490,875     1,490,875       745,437       745,437
                            ----------    ----------    ----------    ----------
                            $1,568,014    $2,299,651    $  769,446    $1,304,383
                            ==========    ==========    ==========    ==========

Barter transactions accounted for approximately 52% and 47% of net Internet ad sales revenues for the six months ended June 30, 2001 and 2000, respectively, and 50% and 51% of net Internet ad sales revenues for the three months ended June 30, 2001 and 2000, respectively.

Barter transactions accounted for 6% and 5% of net revenues for the six and three months ended June 30, 2001, respectively. Barter transactions accounted for 23% and 22% of net revenues for the six and three months ended June 30, 2000, respectively.

(10)    REPORTABLE SEGMENT:

Hollywood Media's reportable segments are ticketing, business to business, Internet ad sales, intellectual properties, e-commerce and retail. The ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London on the Internet and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and traveling consumers. The business to business segment licenses entertainment content and data. The business to business segment includes Baseline (a pay-per-use subscription web site geared towards professionals in the entertainment industry), CinemaSource (which licenses movie showtimes and other movie content) and EventSource (which licenses local listings of events around the country) to media, wireless and Internet companies. The Internet ad sales segment sells advertising on the Hollywood.com and Broadway.com web sites. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. The e-commerce segment, which closed in January 2001, sold entertainment-related merchandise over the Internet. The retail segment operated retail studio stores that sold entertainment-related merchandise and was closed in December 1999.

Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest, and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.

The following table illustrates the financial information regarding Hollywood Media's reportable segments.

                                         Six Months Ended June 30,                 Three Months Ended June 30,
                                    ----------------------------------          ----------------------------------
                                         2001                 2000                  2001                  2000
                                    ------------          ------------          ------------          ------------
Net Revenues:
Ticketing (a)                       $ 19,160,425          $  1,360,850          $ 11,906,203          $  1,360,850
Business to Business                   3,232,269             2,356,349             1,565,513             1,353,841
Internet Ad Sales                      2,993,889             4,868,499             1,528,987             2,558,144
Intellectual Properties                  955,384               928,134               479,393               465,035
E-Commerce (b)                            15,499               446,043                  (402)              144,309
Retail (d)                                    --                23,370                    --                23,370
                                    ------------          ------------          ------------          ------------
                                    $ 26,357,466          $  9,983,245          $ 15,479,694          $  5,905,549
                                    ============          ============          ============          ============

Gross Margin:
Ticketing (a)                       $  3,020,586          $    212,476          $  2,005,724          $    212,476
Business to Business                   3,080,561             2,217,429             1,491,104             1,274,985
Internet Ad Sales                      2,868,480             4,388,861             1,410,607             2,336,580
Intellectual Properties                  339,251               273,510               147,599               192,892
E-Commerce (b)                           (10,596)               11,259                  (917)               45,524
Retail (d)                                    --                    --                    --                    --
                                    ------------          ------------          ------------          ------------
                                    $  9,298,282          $  7,103,535          $  5,054,117          $  4,062,457
                                    ============          ============          ============          ============

Operating Income (Loss):
Ticketing (a)                       $    546,152          $    125,401          $    660,016          $    125,401
Business to Business                     373,526               122,306                98,706                75,830
Internet Ad Sales (c)                (11,824,464)          (15,600,589)           (5,671,336)           (8,437,024)
Intellectual Properties                  139,255               141,072                31,289               130,118
E-Commerce (b)                            11,130            (1,384,155)               (8,419)             (743,119)
Retail  (d)                              285,940               (42,058)               16,877               (13,653)
Other (Corporate and other)           (6,112,054)           (5,302,846)           (3,150,299)           (2,917,410)
                                    ------------          ------------          ------------          ------------
                                    $(16,580,515)         $(21,940,869)         $ (8,023,166)         $(11,779,857)
                                    ============          ============          ============          ============

Capital Expenditures:
Ticketing (a)                       $     35,456          $         --          $     33,450          $         --
Business to Business                     125,875               130,735               115,261                58,752
Internet Ad Sales                        401,808               893,850               247,618               626,294
Intellectual Properties                       --                 5,188                    --                    --
E-Commerce (b)                                --                12,378                    --                 2,308
Other (Corporate and other)               80,372               136,659                53,082                66,844
                                    ------------          ------------          ------------          ------------
                                    $    643,511          $  1,178,810          $    449,411          $    754,198
                                    ============          ============          ============          ============

Depreciation and
  Amortization Expense:
Ticketing (a)                       $     29,929          $         --          $     15,769          $         --
Business to Business                      92,322                54,054                47,962                29,234
Internet Ad Sales                      1,510,905             1,311,817               776,153               666,150
Intellectual Properties                    3,150                 3,780                 1,575                 1,575
E- Commerce (b)                            1,551                 8,178                    --                 4,572
Other (Corporate and other)            2,749,592             2,611,215             1,395,912             1,318,124
                                    ------------          ------------          ------------          ------------
                                    $  4,387,449          $  3,989,044          $  2,237,371          $  2,019,655
                                    ============          ============          ============          ============

(a) TDI and BroadwayTheater.com, our ticketing businesses, were acquired on September 15, 2000 and May 1, 2000, respectively, and reported amounts include results from the dates of acquisition.

(b)      The e-commerce segment was closed in January 2001.

(c) Includes $9,810,064 and $9,375,904 in amortization of CBS advertising for the six months ended June 30, 2001 and 2000, respectively, and $4,761,772 and $5,251,707 for the three months ended June 30, 2001 and 2000, respectively.

(d)      The retail segment was closed on December 31, 1999.

(11)     COMMITMENTS AND CONTINGENCIES:

Hollywood Media is a party to various legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse impact on the financial condition or results of operations.

Steven B. Katinsky v. The Times Mirror Company, Hollywood.com, Inc. and Hollywood Online Inc. filed on September 8, 2000 in Superior Court of the State of California for the County of Los Angeles. Claim against Tribune Company (formerly The Times Mirror Company) and the Company seeking a performance cycle bonus allegedly owing to the plaintiff by Tribune Company in connection with the sale of Hollywood Online Inc. from Tribune Company to the Company. The claimant is seeking monetary damages in excess of $19.8 million for alleged fraud by the defendants in connection with the sale of Hollywood Online Inc. to us. The lawsuit was dismissed in December 2000 and the parties were ordered to arbitrate the dispute. The lawsuit is presently in consolidated arbitration with the Interviews.com v. Hollywood Online, Inc. arbitration referenced below. Hollywood Media is indemnified by Tribune Company for the amount of any such performance cycle bonus payable to the plaintiff. We believe that all claims by the claimant against us are without merit and we intend to defend them vigorously.

Interviews.com v. Hollywood Online, Inc. filed on August 17, 2000 in Superior Court of the State of California for the County of Los Angeles. The claim was dismissed in January 2001 and the parties were given the right to arbitrate the dispute. The lawsuit is presently in consolidated arbitration with the Steven B. Katinsky v. The Times Mirror Company arbitration referenced above. This dispute involves a claim by Interviews.com that Hollywood Media's wholly owned subsidiary, hollywood.com, Inc. (formerly known as Hollywood Online, Inc.), did not timely perform its obligations with respect to the transfer of several domain names under an Assignment Agreement dated December 17, 1997. Interviews.com is owned and controlled by Steven Katinsky, the claimant in the matter described above. All matters related to this claim occurred prior to the acquisition of Hollywood Online, Inc. in May 1999 and all domain names subject to the dispute have been transferred to the claimant. The domain names transferred were not being utilized by us and were not related to our business. The claimant is seeking monetary damages in excess of $5 million. We believe that this claim is without merit and we intend to defend it vigorously.

(12)     RECLASSIFICATION:

Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 classification.

(13)     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
         ACTIVITIES:

For the Six Months ended June 30, 2001:

o Warrants to acquire 70,000 shares of common stock at exercise prices of $3.00 and $4.25 per share and valued at $266,322 were granted to placement agents for proceeds raised in August of 2000.
o We issued 160,000 shares of common stock valued at $799,564 in exchange for payment of $799,564 in certain media, goods and services statements of Hollywood Media by a third party.
o    Capital lease transactions totaled $117,564.
o We issued 88,000 shares of common stock, valued at $500,720, as a payment towards outstanding capital lease obligations.
o We issued 15,615 shares of common stock, valued at $87,182, for the extension of a promissory note. We recorded $43,591 as interest expense and $43,591 as other receivables.
o We issued 28,572 shares of common stock valued at $150,003 under the terms of an earnout arrangement.
o    We issued 270,210 adjustment shares of common stock for no proceeds.

For the Six Months ended June 30, 2000:

o We issued 100,000 shares of common stock, valued at $1,650,000. This amount was accrued for at December 31, 1999 in accrued reserve for closed stores.
o Warrants to acquire 90,573 shares of common stock valued at $1.0 million were issued in connection with the investment in MovieTickets.com, Inc.
o We recorded $5,468,501 in deferred advertising in connection with the exercise of warrants by CBS.
o    Capital lease transactions totaled $30,349.
o A note payable for $1,928,138 was paid by issuing 152,548 shares of common stock valued at approximately $12.64 per share.

(14)     SUBSEQUENT EVENT:

On July 27, 2001, Hollywood Media issued 210,731 shares of its common stock for an aggregate purchase price of $1,245,000 in accordance with an asset purchase agreement between Independent Hollywood, Inc. an indirect, wholly owned subsidiary of Hollywood Media, and Always Independent Entertainment Corp. ("Always I") to acquire the assets and business called "Always I", which offers films to subscribers over the Internet. Hollywood Media has incorporated the Always I subscription service as a distinct channel on Hollywood.com. Filmmakers are charged a fee to place their films on the web site and subscribers are charged a monthly fee to view the films.

(15)     CHANGE IN METHOD OF REVENUE RECOGNITION FOR TICKETING BUSINESSES:

We acquired our ticketing businesses, BroadwayTheater.com and TDI, in May and September of 2000, respectively. These businesses generally acquire blocks of theater tickets for resale to groups and individuals. Since acquisition, consistent with the revenue recognition methods utilized by both companies prior to our acquisition, we have recognized revenue generally at the time when collection was assured and ticket delivery to the customer had occurred. During the second quarter of 2001, we concluded that in many instances the earnings process for the ticketing businesses was not completed until the performance of the show, as the businesses provide other ancillary services up to the date of performance. As a result, we changed our method of revenue recognition to defer recognition of revenue on ticket sales until the performance takes place.

Management of Hollywood Media does not believe the effect of the change in revenue recognition on our previously reported consolidated financial results for the year ended December 31, 2000 was material (reduction in revenue of approximately $350,000 or 1.2% and an increase in net loss of $46,000 or .09%) to our reported results of operations or financial position.

The effect of the change in revenue recognition on our previously reported consolidated financial results for the three months ended March 31, 2001 is a reduction in ticketing revenue of $2,474,265 and an increase in net loss of $188,687.

The following tables show the effects of this change on the statements of operations for three months ended March 31, 2001:

                                                                         As Reported              As Adjusted
                                                                         -----------              -----------
Net revenues                                                           $  13,352,037            $  10,877,772

Cost of revenues                                                           8,919,185                6,633,607
                                                                         -----------              -----------

Gross margin                                                               4,432,852                4,244,165
                                                                         -----------              -----------

Total operating expenses                                                  12,801,514               12,801,514

                                                                         -----------              -----------

Operating loss                                                            (8,368,662)              (8,557,349)

Net loss                                                               $  (7,966,657)           $  (8,155,344)
                                                                         ===========              ===========

Basic and diluted net loss per common share                                    (0.32)                   (0.33)
                                                                         ===========              ===========

Weighted average common and common equivalent shares
outstanding - basic and diluted                                           24,706,527               24,706,527
                                                                         ===========              ===========

For the three months ended June 30, 2001, this change results in an increase in ticketing revenue of $2,220,431 and a decrease in net loss of $100,194 compared to amounts that would have been reported under our prior revenue recognition policy. For the six months ended June 30, 2001, this change results in a decrease in ticketing revenues of $253,834 and an increase in net loss of $88,493 compared to amounts that would have been reported under our prior revenue recognition policy.

We have made purchase accounting adjustments to record the proceeds received on ticket sales prior to performance as deferred revenue and payments made to purchase tickets for performances that have not taken place as inventory in the accompanying condensed consolidated balance sheet at June 30, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Hollywood Media Corp. which represent Hollywood Media's expectations or beliefs, including, but not limited to, statements concerning industry performance, operations, performance, financial condition, growth, acquisition, and divestiture strategies, margins, and growth in sales of our products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Factors that may affect Hollywood Media's results include, but are not limited to, our continuing operating losses and accumulated deficit, our limited operating history, the need for additional capital to finance our operations, the need to manage our growth and integrate new businesses, our ability to develop strategic relationships, our ability to compete with other Internet companies, technology risks and the general risk of doing business over the Internet, future government regulation, dependence on our founders, the interests of our largest shareholder, Viacom Inc. (formerly CBS Corporation), and accounting considerations related to our strategic alliance with Viacom Inc. Hollywood Media is also subject to other risks detailed herein or detailed in the Annual Report on Form 10-K for the year ended December 31, 2000 and in other filings by us with the Securities and Exchange Commission.

Overview

         We are an entertainment-focused media and Internet company that offers widely recognized brands and a broad collection of entertainment content data and related information in the industry, which we license to media and other companies including The New York Times, AOL Time Warner, Yahoo!, Sprint, AT&T Wireless, Verizon and others. Hollywood Media owns an extensive ticketing network and is engaged in the development and licensing of intellectual properties and licensing of books. We generate revenues through the business-to-business syndication of entertainment-related content, the sale of live theater tickets, the sale of advertising and from advances paid by publishers and royalties received from our library of book titles.

Business to Business Syndication Divisions

         CinemaSource. CinemaSource is the largest supplier of movie showtimes as measured by market share and compiles movie showtimes for every movie theater in the United States and Canada, representing approximately 36,000 movie screens. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 200 newspapers, wireless companies, Internet sites, and other media outlets, including newspapers such as The New York Times and Newsday, Internet companies including AOL's Digital City, Yahoo!, Lycos, Excite, Ticketmaster, and wireless providers such as Sprint PCS, AT&T Wireless and Verizon.

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

         ConcertSource. We launched this business in October 2000. ConcertSource offers extensive local listings of concerts and music-related events from major arenas to small local jazz clubs, including a complete listing of every performance from major touring groups to hometown bands. ConcertSource currently covers concert and event listings for the top 60 markets in the United States and plans to expand its coverage to more than 200 markets throughout North America.

         Baseline. We own and operate Baseline, a business which includes a pay-per-use subscription web site (located at Baseline.hollywood.com) and various publications geared to movie studios, investment banks, news agencies, consulting firms and other professionals in the entertainment industry. We acquired Baseline from media analyst Paul Kagan. Based on its 15-year history, we believe that the Baseline business maintains one of the most comprehensive movie and television-related databases. Baseline is a comprehensive database of information on over 67,000 films and television programs, as well as biographies on entertainment industry professionals. This rich, interactive database is accessible online to our subscribers and includes credits, synopses, reviews and box office statistics. Baseline continuously tracks production, distribution, and exhibition of feature films worldwide, including box office projections, budgets, and trends. Baseline customers include Bloomberg, Daily Variety, People Magazine, Lexis-Nexis, 20th Century Fox, DreamWorks, Paramount Pictures, Sony Pictures, MGM, Warner Bros., E! Entertainment Television, Boston Consulting Group and Booz, Allen, Hamilton.

Ticketing Divisions

         Theatre Direct International and Broadway.com. We acquired Theatre Direct International ("TDI") as of September 15, 2000. Founded in 1990, TDI is a live theater marketing and sales agency serving over 40,000 domestic and international travel professionals, traveling consumers and New York-area theater patrons. TDI is a ticketing wholesaler to the travel industry that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, long running shows Off-Broadway and shows in London and Toronto. TDI sells tickets through an 800 toll-free number, via the Broadway.com web site and by fax. As a marketing agency, TDI represents 12 producers and 17 Broadway shows to the travel industry around the world. The 17 Broadway shows are Aida, Beauty and the Beast, Blast, Cabaret, Chicago, Contact, 42nd Street, Mamma Mia!, Kiss Me Kate, Les Miserables, Rent, Riverdance, The

Full Monty, The Lion King, The Music Man, The Rocky Horror Show and The Phantom of the Opera. In addition, TDI's education division, Broadway Classroom, markets group tickets to schools across the country. TDI's offline ticketing service complements the online ticketing services available on Broadway.com. The combined companies provide live theater ticketing and related content for all Broadway shows and most shows running off-Broadway and in London's West End at over 200 venues in multiple markets to a customer base consisting of over 40,000 travel agencies, tour operators, corporations and educational institutions, in addition to numerous newspapers and web site.

         MovieTickets.com. MovieTickets.com was launched in late May 2000. At June 30, 2001, each of Hollywood Media, AMC Entertainment, Inc. and National Amusements, Inc. owns approximately 31.67% of the outstanding common stock of MovieTickets.com. MovieTickets.com entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom acquired a five percent interest in MovieTickets.com for $25 million of advertising over five years. MovieTickets.com is promoted through on-screen advertising in each participating exhibitor's movie screens and through Viacom advertising and promotion. In March 2001, America Online Inc. ("AOL") purchased a 3% (non-dividend) preferred equity interest in MovieTickets.com for $8.5 million in cash. In connection with that transaction, MovieTickets.com's ticket inventory is promoted throughout AOL's interactive properties and AOL Moviefone's ticket inventory is featured on MovieTickets.com.

         MovieTickets.com's current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., Hoyts Cinemas, Marcus Theaters, Muvico Entertainment and several regional exhibitors. These exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 100 grossing theaters in North America. AMC Entertainment Inc. is the largest movie theater operator in the United States based on box office sales and Famous Players generates approximately half of all box office sales in Canada. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at the theater. The web site contains movie content from Hollywood Media's various divisions for all current and future release movies, including movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising on both the web site and on the print-at-home ticket.

Internet Divisions

         Hollywood.com. Hollywood.com is a premier entertainment related web site featuring over one million pages of in-depth movie, television and other entertainment content, including movie descriptions and reviews, digitized movie trailers and photos, movie showtimes listings, entertainment news, box office results, interactive games, movie soundtracks, television listings, concert information, celebrity profiles and biographies, comprehensive coverage of entertainment awards shows and film festivals and exclusive video coverage of movie premieres. In addition, Hollywood.com features content from the Baseline database. In July 2001, Alwaysi.com was added as a distinct channel on Hollywood.com offering films to subscribers.

         We sell banner advertising and sponsorships on Hollywood.com through relationships with advertising rep. firms and through an internal sales staff. Some of our recent advertisers include BMW, General Motors, Universal Studios, The Food Network, Ben & Jerry's Ice Cream, Microsoft, People Magazine, Verizon, Purina, Fox, Proctor & Gamble, Visa, IBM, Diet Coke, New Line Cinema, MGM, US Army, Sprint, AT&T and Warner Brothers.

         We promote the Hollywood.com web site through our strategic relationships with Viacom Inc. and NATO. Through exclusive contracts with NATO and 73 of its member theater exhibitors, we promote the Hollywood.com web site to movie audiences by airing trailers about Hollywood.com before feature films that play in participating theaters and by displaying posters and other promotional materials in those theaters. In exchange, we provide them with movie showtime information and content as well as develop and maintain the web sites for many theater exhibitors.

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

         Broadway.com. We launched Broadway.com on May 1, 2000. Broadway.com features the ability to purchase Broadway, Off-Broadway and London's West End theater tickets online (See - Ticketing Divisions); theater showtimes for virtually all professional live theater venues in the U.S. as well as London's West End and hundreds of college and local live theater venues; the latest theater news; interviews with stage actors and playwrights; opening-night coverage; original theater reviews; and video excerpts from selected shows. Broadway.com also offers current box office results, show synopses, cast and crew credits and biographies, digitized show previews, digitized showtunes, and an in-depth Tony Awards(R) area. Broadway.com generates revenue from ticket sales, advertising sales, and syndication of its content to other media companies.

Intellectual Properties Business

         Intellectual Properties. Our intellectual properties division owns the exclusive rights to intellectual properties, which are complete stories and ideas for stories, created by best-selling authors and media celebrities. Some examples of our intellectual properties are Anne McCaffrey's Acorna the Unicorn Girl, Leonard Nimoy's Primortals, and Mickey Spillane's Mike Danger. We license rights to our intellectual properties to companies such as book publishers, film and television studios, multimedia software companies and producers of other products. These licensees develop books, television series and other products based on the intellectual properties licensed from us. We generally obtain the exclusive rights to the intellectual properties and the right to use the creator's name in the titles of the intellectual properties (e.g., Mickey Spillane's Mike Danger and Leonard Nimoy's Primortals).

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

         Book Development and Book Licensing. Our intellectual properties division also includes a book development and book licensing operation through our 51% owned subsidiary, Tekno Books, that develops and executes book projects, typically with best-selling authors. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. Our intellectual properties division has licensed books for publication with more than 60 book publishers, including HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Penguin Putnum and Warner Books. The book development and book licensing division has developed and executed book projects for approximately 1,200 books. The Chief Executive Officer of Tekno Books, Dr. Martin H. Greenberg, is also a director of the Company and owner of the remaining 49% interest in Tekno Books.

Tekno Books also owns a 50% interest in Mystery Scene Magazine, a trade journal of the mystery genre of which Dr. Greenberg is co-publisher. During 1995, the Company directly acquired an additional 25% interest in the magazine.

Results of Operations

The following table summarizes Hollywood Media's net revenues, cost of revenues and gross margin by division for the six months ended June 30, 2001 ("Y2-01") and 2000 ("Y2-00") and the three months ended June 30, 2001 ("Q2-01") and 2000 ("Q2-00"), respectively:

                                              Business to   Internet Ad   Intellectual        E-
                               Ticketing       Business        Sales       Properties      Commerce         Retail         Total
                              -----------    -----------    -----------    -----------    -----------     -----------    -----------
Y2-01
-----
Net Revenues                  $19,160,425    $ 3,232,269    $ 2,993,889    $   955,384    $    15,499     $        --    $26,357,466
Cost of Revenues               16,139,839        151,708        125,409        616,133         26,095              --     17,059,184
                              -----------    -----------    -----------    -----------    -----------     -----------    -----------
Gross Margin                  $ 3,020,586    $ 3,080,561    $ 2,868,480    $   339,251    $   (10,596)    $        --    $ 9,298,282
                              ===========    ===========    ===========    ===========    ===========     ===========    ===========

Y2-00
-----
Net Revenues                  $ 1,360,850    $ 2,356,349    $ 4,868,499    $   928,134    $   446,043     $    23,370    $ 9,983,245
Cost of Revenues                1,148,374        138,920        479,638        654,624        434,784          23,370      2,879,710
                              -----------    -----------    -----------    -----------    -----------     -----------    -----------
Gross Margin                  $   212,476    $ 2,217,429    $ 4,388,861    $   273,510    $    11,259     $        --    $ 7,103,535
                              ===========    ===========    ===========    ===========    ===========     ===========    ===========

Q2-01
-----
Net Revenues                  $11,906,203    $ 1,565,513    $ 1,528,987    $   479,393    $      (402)    $        --    $15,479,694
Cost of Revenues                9,900,479         74,409        118,380        331,794            515              --     10,425,577
                              -----------    -----------    -----------    -----------    -----------     -----------    -----------
Gross Margin                  $ 2,005,724    $ 1,491,104    $ 1,410,607    $   147,599    $      (917)    $        --    $ 5,054,117
                              ===========    ===========    ===========    ===========    ===========     ===========    ===========

Q2-00
-----
Net Revenues                  $ 1,360,850    $ 1,353,841    $ 2,558,144    $   465,035    $   144,309     $    23,370    $ 5,905,549
Cost of Revenues                1,148,374         78,856        221,564        272,143         98,785          23,370      1,843,092
                              -----------    -----------    -----------    -----------    -----------     -----------    -----------
Gross Margin                  $   212,476    $ 1,274,985    $ 2,336,580    $   192,892    $    45,524     $        --    $ 4,062,457
                              ===========    ===========    ===========    ===========    ===========     ===========    ===========

Composition of our segments is as follows:

o Ticketing - Includes our TDI ticketing business as well as the online ticketing operations generated through Broadway.com. TDI and BroadwayTheater.com were acquired on September 15, 2000 and May 1, 2000, respectively therefore the reported numbers presented include ticketing revenue and expenses from the date of acquisition.
o Business to Business (b2b) - Includes our CinemaSource, EventSource, TheaterSource, ConcertSource and Baseline syndication operations.
o Internet ad sales - Includes advertising sold on the web sites Hollywood.com and Broadway.com.
o Intellectual Properties - Includes our book development and book licensing operation through our 51% owned subsidiary Tekno Books and our 50.5% interest in Fedora, publisher of Mystery Scene Magazine. Does not include our 50% interest in NetCo Partners.
o    E-Commerce - We exited the e-commerce business in January 2001.
o Retail - We exited the brick and mortar retail business on December 31, 1999.

NET REVENUES

Total net revenues for the six months ended June 30, 2001 and 2000 were $26,357,466 and $9,983,245, respectively, an increase of $16,374,221 or 164%.
Net revenue for the three months ended June 30, 2001 increased to $15,479,694 from $5,905,549 for the three months ended June 30, 2000, an increase of $9,574,145 or 162%. The increase in revenue is primarily the result of ticketing revenue reported resulting from the acquisitions of TDI on September 15, 2000 and BroadwayTheater.com on May 1, 2000 and additional business to business revenues generated because of the launch of EventSource on April 1, 2000 offset by a decrease in Internet ad sales of $1,874,610 and $1,029,157 for the six and three months ended June 30, 2001, respectively.

Ticketing revenue for Y2-01 and Y2-00 was $19,160,425 and $1,360,850, respectively, an increase of $17,799,575. Ticketing revenue for Q2-01 and Q2-00 was $11,906,203 and $1,360,850, respectively, an increase of $10,545,353.
Hollywood Media acquired TDI on September 15, 2000 and BroadwayTheater.com on May 1, 2000; therefore reportable revenues are from the dates of acquisition. Ticketing revenue is generated from the sales of live theater tickets for Broadway, Off-Broadway, London's West End and Toronto both online and offline, to domestic and international travel professionals, traveling consumers and New York area theater patrons. In addition, tickets can be purchased on the Broadway.com web site.

Revenues from our business to business segment increased $875,920 or 37% from $2,356,349 for Y2-00 to $3,232,269 for Y2-01 and increased $211,672 or 16% from
$1,353,841 for Q2-00 to $1,565,513 for Q2-01. These increases are attributable to a growth in revenues in our CinemaSource division and from an increased customer base and revenues from our EventSource division which launched on April 1, 2000 when we entered into a contract with AOL's Digital City to provide event listings for up to 200 markets nationwide. Revenue is generated by the licensing of movie, event and theater showtimes and other information to newspapers such as The New York Times, Internet companies including AOL's Digital City, Yahoo!, Excite, Lycos and wireless providers such as Sprint PCS, AT&T Wireless and Verizon.

Internet ad sales revenue for Y2-01 decreased to $2,993,889 from $4,868,499 for Y2-00, a decrease of $1,874,610 or 39%; and decreased $1,029,157 or 40% from $2,558,144 for Q2-00 to $1,528,987 for Q2-01. The decreases in Internet ad sales revenue is primarily the result of a decrease in barter transactions due to a decision by Hollywood Media to accept less barter and the softening of the online advertising market as a whole. Internet ad sales revenue is derived from the sale of banner advertisements and sponsorships on the Hollywood.com and Broadway.com web sites.

Barter transactions that generate non-cash advertising revenue, (included in Internet ad sales revenues), in which we received advertising or other services in exchange for content or advertising on its websites was $77,139 for Y2-01 and $808,776 for Y2-00, a decrease of $731,637, or 90%, and accounted for .3% and 8% of total net revenue for Y2-01 and Y2-00, respectively. Barter revenue for Q2-01 was $24,009 as compared to $558,946 for Q2-00, a decrease of $534,937, or 96%, and accounted for .2% and 9% of net revenues for Q2-01 and Q2-00, respectively. In future periods, management intends to maximize cash advertising revenue, although we will continue to enter into barter relationships when deemed appropriate as a cashless method for us to market our business.

Hollywood Media also records barter income earned under a contract with NATO. This income is included in Internet ad sales revenue. Through the NATO contract, Hollywood Media promotes its web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before the feature films that play in most NATO-member theaters. In exchange, we provide them with movie showtime information and content, host and maintain the web sites for the exhibiting NATO members, and provide promotional materials, movie information and editorial content. Barter income of $1,490,875 was recorded under the NATO contract for Y2-01 and Y2-00, and accounted for 6% and 15% of total net revenue for Y2-01 and Y2-00, respectively. In Q2-01 and Q2-00 we recorded $745,437 in revenue or 5% and 13% of total net revenue, respectively.

Barter transactions accounted for approximately 52% and 47% of net Internet ad sales revenue for Y2-01 and Y2-00, respectively, and 50% and 51% of net Internet ad sales for Q2-01 and Q2-00, respectively.

Revenues from our intellectual properties segment increased $27,250 or 3% to $955,384 for Y2-01 from $928,134 for Y2-00 and increased $14,358 or 3% from
$465,035 for Q2-00 to $479,393 for Q2-01. The increase in revenues is attributable to a greater number of manuscripts being delivered for Y2-01 and Q2-01 as compared to Y2-00 and Q2-00. The intellectual properties division generates revenues from several different activities including book development and licensing, intellectual property licensing, and publishing Mystery Scene Magazine. Revenues vary quarter to quarter dependent on the various stages of the book projects. Revenues are recognized when the earnings process has been completed based on the terms of the various agreements and when ultimate collection of such revenues is no longer subject to contingencies.

E-commerce revenue decreased $430,544 or 97% from $446,043 for Y2-00 to $15,499 for Y2-01 as a result of the closure of our e-commerce business in January 2001.

Retail revenues were $23,370 for Y2-00 and Q2-00. The revenue recognized in Y2-00 and Q2-00 represents proceeds received for the liquidation of inventory remaining after the closure of all the retail locations in December 1999.

CHANGE IN METHOD OF REVENUE RECOGNITION FOR TICKETING BUSINESSES

We acquired our ticketing businesses, BroadwayTheater.com and TDI, in May and September of 2000, respectively. These businesses generally acquire blocks of theater tickets for resale to groups and individuals. Since acquisition, consistent with the revenue recognition methods utilized by both companies prior to our acquisition, we have recognized revenue generally at the time when collection was assured and ticket delivery to the customer had occurred. During the second quarter of 2001, we concluded that in many instances the earnings process for the ticketing businesses was not completed until the performance of the show, as the businesses provide other ancillary services up to the date of performance. As a result, we changed our method of revenue recognition to defer recognition of revenue on ticket sales until the performance takes place.

Management of Hollywood Media does not believe the effect of the change in revenue recognition on our previously reported consolidated financial results for the year ended December 31, 2000 was material (reduction in revenue of approximately $350,000 or 1.2% and an increase in net loss of $46,000 or .09%) to our reported results of operations or financial position.

The effect of the change in revenue recognition on our previously reported consolidated financial results for the three months ended March 31, 2001 is a reduction in ticketing revenue of $2,474,265 and an increase in net loss of $188,687.

The following tables show the effects of this change on the statements of operations for three months ended March 31, 2001:

                                                                         As Reported              As Adjusted
                                                                         -----------              -----------
Net revenues                                                           $  13,352,037            $  10,877,772

Cost of revenues                                                           8,919,185                6,633,607
                                                                         -----------              -----------

Gross margin                                                               4,432,852                4,244,165
                                                                         -----------              -----------

Total operating expenses                                                  12,801,514               12,801,514

                                                                         -----------              -----------

Operating loss                                                            (8,368,662)              (8,557,349)

Net loss                                                               $  (7,966,657)           $  (8,155,344)
                                                                         ===========              ===========

Basic and diluted net loss per common share                                    (0.32)                   (0.33)
                                                                         ===========              ===========

Weighted average common and common equivalent shares
outstanding - basic and diluted                                           24,706,527               24,706,527
                                                                         ===========              ===========

For the three months ended June 30, 2001, this change results in an increase in ticketing revenue of $2,220,431 and a decrease in net loss of $100,194 compared to amounts that would have been reported under our prior revenue recognition policy. For the six months ended June 30, 2001, this change results in a decrease in ticketing revenues of $253,834 and an increase in net loss of $88,493 compared to amounts that would have been reported under our prior revenue recognition policy.

We have made purchase accounting adjustments to record the proceeds received on ticket sales prior to performance as deferred revenue and payments made to purchase tickets for performances that have not taken place as inventory in the accompanying condensed consolidated balance sheet at June 30, 2001.

COST OF REVENUE

Cost of revenue increased to $17,059,184 for Y2-01 from $2,879,710 for Y2-00 and increased to $10,425,577 for Q2-01 from $1,843,092 for Q2-00. As a percentage of net revenues, cost of revenues was 65% for Y2-01 as compared to 29% for Y2-00 and 67% for Q2-01 as compared to 31% for Q2-00. The increase in the cost of revenues is primarily the result of the addition of ticketing cost to our cost of revenues because of the acquisitions of TDI on September 15, 2000 and BroadwayTheater.com on May 1, 2000; therefore ticket cost is included in reported numbers from the dates of acquisition. The ticketing segment accounts for 95% of the cost of revenues for Y2-01 and Q2-01. Cost of revenues consists primarily of the cost of tickets for the ticketing segment; commissions due to ad agencies, ad rep firms and other third parties for revenue generated from the business to business and Internet ad sales segments and fees and royalties paid to authors and co-editors for the intellectual properties segment.

GROSS MARGIN

Gross margin for Y2-01 was $9,298,282 as compared to $7,103,535 for Y2-00 an increase of $2,194,747 or 31%. Gross margin for Q2-01 was $5,054,117 as compared to $4,062,457 for Q2-00, an increase of $991,660 or 24%. Gross margins increased because of the increase in revenue from the ticketing and business to business segments. As a percentage of net revenues, the gross margin percentage in Y2-01 was 35% as compared to 71% in Y2-00, and 33% for Q2-01 as compared to 69% for Q2-00. The decrease in gross margin percentage is attributable to our ticketing segment which was added as a new business segment through the acquisitions of TDI on September 15, 2000 and BroadwayTheater.com, Inc on May 1, 2000. The ticketing segment generates gross margin percentages of approximately 16% while our business to business and Internet ad sales segments generate gross margin percentages of greater than 90%. The addition of ticketing revenue into our mix of revenue streams has therefore reduced the overall gross margin percentage.

EQUITY IN EARNINGS - INVESTMENTS

Equity in net earnings of investments consists of the Company's 50% interest in NetCo Partners, 31.67% interest in MovieTickets.com and 33.33% interest in Beach Wrestling LLC.

                                        Six Months Ended June 30          Three Months Ended June 30,
                                     -----------------------------       -----------------------------
                                         2001             2000               2001             2000
                                     -----------       -----------       -----------       -----------
NetCo Partners (a)                   $   782,801       $ 1,296,738       $   284,543       $   191,401
MovieTickets.com (b)                    (178,914)          (42,779)         (128,531)          (42,779)
Beach Wrestling LLC (c)                 (127,253)               --          (127,253)               --
                                     -----------       -----------       -----------       -----------
                                     $   476,634       $ 1,253,959       $    28,759       $   148,622
                                     ===========       ===========       ===========       ===========

         (a) NetCo Partners:

Our 50% share in the earnings of NetCo Partners decreased $513,937 or 40% to $782,801 for Y2-01 from $1,296,738 for Y2-00 due primarily to the delivery of the fifth book in the Net Force Series of novels to the publisher during Y2-00. During Y2-01, a book was not delivered as the sixth book in the Net Force Series was delivered in the third quarter of 2001. Revenue for Q2-01 was $284,543 as compared to $191,401 for Q2-00 an increase of $93,142 or 49%. Revenue is recognized on book contracts when the earnings process is complete based on the terms of the contracts and at a point where ultimate collection is substantially assured.

         (b) MovieTickets.com:

We own approximately 31.67% of the outstanding common stock of MovieTickets.com Inc. at June 30, 2001. The MovieTickets.com web site launched in May 2000. We recorded our 31.67% share of losses generated of $178,914 and $42,779 for Y2-01 and Y2-00, respectively, and $128,531 and $42,779 for Q2-01 and Q2-00, respectively. MovieTickets.com generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising on its web site and on print-at-home tickets. Service fees were introduced in November 2000.

         (c) Beach Wrestling LLC:

We own 33.33% of Beach Wrestling LLC ("Beach Wrestling") and recorded our share of losses generated of $127,253 for the six and three months ended June 30, 2001. Beach Wrestling was formed to develop, market and distribute wrestling events via television and the Internet. Beach Wrestling is currently in the developmental stage.

OPERATING EXPENSES

General and administrative expenses. General and administrative expenses decreased $1,496,502 or 29% to $3,715,010 for Y2-01 from $5,211,512 for Y2-00, and $1,069,375 or 36% to $1,885,279 for Q2-01 from $2,954,654 for Q2-00. These decreases are primarily attributable to cost savings and consolidation measures implemented company-wide, including closing our Santa Monica, California office in January 2001 as well as closing our e-commerce business division in January 2001 and savings in the areas of recruitment, consulting and freelance fees of $2,143,178 and $1,405,508 for Y2-01 and Q2-01, respectively. The reductions in general and administrative expenses were offset by an increase in general and administrative expenses of $646,676 and $336,133 for Y2-01 and Q2-01, respectively, in our ticketing businesses as a result of the acquisitions of the ticketing businesses in May and September of 2000. As a percentage of revenue, general and administrative expenses decreased to 14% for Y2-01 from 52% for Y2-00 and decreased to 12% for Q2-01 from 50% for Q2-00.

Selling and marketing expenses. Selling and marketing expenses decreased $3,265,189 or 62% to $2,032,495 for Y2-01 from $5,297,684 for Y2-00 and decreased $1,772,051 or 62% to $1,106,902 for Q2-01 from $2,878,953 for Q2-00.
Included in selling and marketing are non-cash barter transactions of $1,568,014 and $2,299,651 for Y2-01 and Y2-00, respectively, and $769,446 and $1,304,383 for Q2-01 and Q2-00, respectively. Barter transactions accounted for approximately 77% and 43% of selling and marketing expense for Y2-01 and Y2-00, respectively, and 70% and 45% for Q2-01 and Q2-00, respectively. The decrease in selling and marketing was primarily due to the reductions of on-line advertising and media production. As a percentage of revenue, selling and marketing expenses decreased to 8% for Y2-01 from 53% for Y2-00 and decreased to 7% for Q2-01 from 49% for Q2-00.

Salaries and benefits. Salaries and benefits increased $1,063,075 or 21% to $6,223,580 for Y2-01 from $5,160,505 for Y2-00 and increased $376,154 or 14% to
$3,103,744 for Q2-01 from $2,727,590 for Q2-00. This increase is attributable to payroll costs of $1,152,612 and $584,373 for Y2-01 and Q2-01 respectively, associated with TDI, which we did not own and operate during Y2-00, launch of our EventSource business in April 2000, and an increase in personnel at the corporate offices to support the growth of Hollywood Media, offset by reductions in salaries from consolidation of technology and production from our Santa Monica, California location into our South Florida location and the closing of our e-commerce division. As a percentage of revenue, salaries and benefits decreased to 24% for Y2-01 from 52% for Y2-00 and decreased to 20% for Q2-01 from 46% to Q2-00.

Amortization. Amortization of goodwill and intangibles was $3,639,889 and $3,330,569 for Y2-01 and Y2-00, respectively, an increase of $309,320 or 9%, and $1,839,709 and $1,678,635 for Q2-01 and Q2-00, respectively, an increase of $161,074 or 10%. The increases in amortization are primarily attributable to goodwill amortization related to acquisitions made in 2000.

Amortization of CBS advertising relating to the agreement with Viacom was $9,810,064 for Y2-01 and $9,375,904 for Y2-00, respectively, and $4,761,772 and
$5,251,707 for Q2-01 and Q2-00 respectively. Under the agreement with Viacom, we issued shares of Common Stock and warrants in consideration for CBS's advertising and promotional efforts over seven years across its full range of media properties. The value of the common stock and warrants issued to Viacom have been recorded in the balance sheet as deferred advertising and is being amortized over each related contract year.

Depreciation and amortization. Depreciation and amortization was $747,560 for Y2-01 and $658,475 for Y2-00, an increase of $89,085 or 14%, and $397,662 for
Q2-01 and $341,020 for Q2-00, an increase of $56,642 or 17%. The increases are attributable to an increased level of property and equipment from June 30, 2000 to June 30, 2001 of approximately $1.5 million.

Interest Expense. Interest expense for Y2-01 was $235,075 compared to $188,418 for Y2-00 and $179,439 for Q2-01 as compared to $92,037 for Q2-00. The increases are attributable to an increase in capital lease obligations and $43,591 of interest incurred relating to the extension of the term of a promissory note (Note 7).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, Hollywood Media had cash and cash equivalents of $4,479,338 and working capital of $18,969,114 compared to cash and cash equivalents of $1,911,224 and a working capital of $15,438,914 at December 31, 2000. Net cash used in operating activities during Y2-01 was $1,942,853 primarily representing cash used to fund the Company's net loss, excluding non-cash expenses and amortization of CBS advertising. Net cash used in investing activities was $566,847, while $5,077,814 in cash was provided by financing activities. As a result of the above, cash and cash equivalents increased by $2,568,114 for the six months ended June 30, 2001. During the six months ended June 30, 2000, net cash used in operating activities was $8,570,200, net cash used in investing activities was $3,004,854, and $11,484,758 in cash was provided by financing activities.

Pursuant to Hollywood Media's stock repurchase plan 46,100 shares of its common stock were repurchased during the six months ended June 30, 2001 for an aggregate consideration of $200,888 or an average purchase price of $4.36 per share.

In May 2001, we issued 1,252,787 shares of common stock valued at $4.51 per share in a private placement to three accredited investors (including Viacom) for gross proceeds of $5,650,000. We incurred $263,651 in transaction costs which were charged to additional paid-in-capital. The purchase price per share was 105% of the Market Price of the common stock, which was defined as the average volume weighted average price for 20 business days prior to the closing date. We issued Series A warrants to these investors to purchase an aggregate of 614,059 shares of common stock at a price of $6.44 per share. These warrants were valued at $2,869,019. If on each of January 30, 2002 and April 30, 2002, any investor holds at least seventy-five percent of any of the investor's shares of common stock issued to it in the transaction, then the exercise price of the Series A warrants as to such investor will be decreased to an exercise price of $5.37 per share and $4.51 per share, respectively, on such dates. The investors also received Series B adjustment warrants to acquire additional shares of common stock from time to time in amounts in proportion to each of their respective investments.

In the event that Hollywood Media requires additional funding, the Chairman of the Board and Chief Executive Officer and the Vice Chairman and President, have indicated their intention to provide, if required, an amount not to exceed $2.25 million in order to enable Hollywood Media to meet its working capital requirements during 2001; provided, however, that the commitment will terminate to the extent that Hollywood Media raises no less than $2.25 million from other sources and such additional funding is not expended on acquisitions.

INFLATION AND SEASONALITY

Although Hollywood Media cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on its revenues or results of operations. We consider our businesses to be somewhat seasonal and expect net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book development and licensing operation as a result of the general publishing industry practice of paying royalties semi-annually. In addition, although not seasonal, our intellectual properties division and NetCo Partners both experience significant fluctuations in their respective revenue streams, earnings and cash flow as a result of the significant amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. While certain of the development costs are incurred as normal recurring operating expenses, the recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on an evenly recurring basis. We believe that advertising sales in traditional media, such as television generally are lower in the first and third quarters of each year, and that advertising fluctuates with economic cycles.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May 2001, Hollywood Media issued an aggregate of 1,252,787 shares of common stock to Viacom Inc., Societe Generale and Velocity Investment Partners Ltd. at a purchase price of $4.51 per share for a total purchase price of $5.65 million in cash. The purchase price per share represents 105% of the "Market Price" of the common stock, which is defined as the average volume weighted average price for the 20 business days prior to the closing date. The investors also received series A warrants to acquire an aggregate of 614,059 shares of common stock at a price of $6.44 per share (150% of the Market Price at closing). If on each of January 30, 2002 and April 30, 2002, any investor holds at least seventy-five percent of any of the investor's shares of common stock issued to it in the transaction, then the exercise price of the series A warrants will be decreased to $5.37 per share and $4.51 per share, respectively, on such dates. The series A warrants are exercisable by the investors during the five-year period ending on May 1, 2006.

         The investors also received series B adjustment warrants to acquire additional shares of common stock from time to time in amounts in proportion to each of their respective investments. The investors will be entitled to receive additional shares of common stock upon exercise of the series B adjustment warrants for no additional consideration if the market price of the common stock as of October 30, 2001, January 30, 2002, April 30, 2002 or July 30, 2002 is less than $5.19 per share. The Series B warrants are exercisable on the last day of each twenty trading day period beginning on each of these four dates. The market price of the common stock under the series B warrants is defined as the average of the ten lowest closing sale prices of the common stock during the twenty trading days following each of these four dates, but can be no less than $2.15. The number of shares issuable upon exercise of a series B warrant on the first of these four exercise dates is equal to (1) $5.19 minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each series B warrant. The number of shares issuable upon exercise of a series B warrant on each of the subsequent three exercise dates is equal to
(1) the lower of $5.19 and the lowest market price as of any prior exercise date minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each series B warrant. The specified number of shares is 310,425 for Viacom Inc., 465,638 for Societe Generale, and 310,425 for Velocity Investment Partners Ltd.

         The series A warrants and series B adjustment warrants issued to each of Societe Generale and Velocity Investment Partners Ltd. prohibit each of them from beneficially owning more than 4.9% of our common stock at any time. The series A warrants and series B adjustment warrants issued to each of the investors contain anti-dilution provisions, which, upon certain specified events, such as certain specified changes in common stock (i.e., dividends or distributions, or a reclassification, subdivision or combination of common stock), and certain specified issuances of common stock or convertible securities, require us to adjust the number of shares of common stock of Hollywood Media issuable upon exercise of such warrants, to prevent dilution of the number of shares of common stock issuable upon exercise of such warrants.

         The foregoing description does not purport to be complete and is qualified in its entirety by reference to agreements attached as exhibits 10.2, 10.3, 10.4 and 10.5 to our quarterly report for the quarterly period ending March 31, 2001 filed with the Securities and Exchange Commission, which Exhibits are incorporated herein by reference to such exhibits in such filing.

         During the three months ended June 30, 2001, we issued 144,334 shares of common stock to investors from the August 2000 private placement pursuant to the exercise of certain adjustment warrants. Hollywood Media is obligated to issue additional shares to those selling shareholders for no consideration if the average of the five lowest volume weighted average prices of the common stock during the final fifteen days of an adjustment period is below $9.63. The final adjustment period ends September 4, 2001. The precise number of shares of common stock which were issued were determined in accordance with a formula set forth in the adjustment warrants.

         In May 2001, Hollywood Media issued 28,572 shares of common stock to the previous owners of BroadwayTheater.com in accordance with the earn-out provision of the Asset Purchase Agreement. Pursuant to this provision, the previous owners are entitled to additional consideration if specified gross profit targets are attained. These targets were satisfied and Hollywood Media issued 28,572 shares of common stock valued at $5.25 per share, the closing market price on the date of issuance.

         In May 2001 we issued 22,469 shares of common stock valued at $4.23 per share for payment of book packaging fees to Dr. Martin Greenberg. Dr. Greenberg is a director of Hollywood Media and CEO of Tekno Books.

         In June 2001, we issued 88,000 shares of common stock valued at $5.69 per share, the closing market price on the date of issuance as a payment towards outstanding capital lease obligations pursuant to the terms of a settlement agreement.

         We issued a total of 15,615 shares of common stock valued at $87,182 during the three months ended June 30, 2001 for the extension of the term of a promissory note that Hollywood Media guaranteed. The borrower on the note, an employee of a subsidiary of Hollywood Media, is obligated to pay to Hollywood Media an amount equal to 50% of the costs incurred for payment of the extension by Hollywood Media.

         During the quarter ended June 30, 2001, we issued stock options and warrants to purchase an aggregate 705,059 shares of common stock, including 56,000 stock options granted to employees at exercise prices ranging from $4.07 per share to $5.98 per share and warrants to purchase a total of 649,059 shares at exercise prices ranging from $3.70 per share to $6.44 per share. Options granted to employees are subject to vesting periods ranging from six months to four years and generally expire five years from the date of issuance.

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

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

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

       10.1            Asset Purchase Agreement dated as of July 19, 2001 among the Company,                    *
                       Independent Hollywood, Inc. and Always Independent Entertainment
                       Corp.

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

(a)      Reports on Form 8-K

         Hollywood Media did not file any Current Report on Form 8-K during the quarter ended June 30, 2001.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HOLLYWOOD MEDIA CORP.

Date:    August 15, 2001               By:  /s/ Mitchell Rubenstein
                                            ------------------------------------
                                            Mitchell Rubenstein, Chairman of the
                                            Board and Chief Executive Officer
                                            (Principal executive, financial and
                                            accounting officer)