Form 10-K/A
period 2000-12-31
HOLLYWOOD MEDIA CORP
filed 2001-11-02
CIK 912544

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                   to
                                        -----------------    ------------------
                           Commission File No. 0-22908
                                               -----------
                              HOLLYWOOD MEDIA CORP.
          (Exact name of registrant issuer as specified in its charter)

                Florida                                   65-0385686
  --------------------------------------         ------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

     2255 Glades Road, Suite 237 West
            Boca Raton, Florida                             33431
  ---------------------------------------        -------------------------------
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

Indicate by check mark whether the registrant issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [ X ]   NO [   ]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                              HOLLYWOOD MEDIA CORP.
                                   FORM 10-K/A
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2000

                                Table of Contents
                                -----------------


FORWARD-LOOKING STATEMENTS.................................................  5


                                     PART I


Item 1. Business...........................................................  5


Item 2. Properties......................................................... 20


Item 3. Legal Proceedings.................................................. 21


Item 4. Submission of Matters to a Vote of Security Holders................ 22


                                     PART II


Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters............................................ 24


Item 6. Selected Financial Data ........................................... 25


Item 7. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..................................... 27


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk  ...... 38


Item 8. Financial Statements and Supplementary Data ....................... 39


Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................ 83

                                    PART III


Item 10. Directors and Executive Officers of the Registrant................ 84


Item 11. Executive Compensation............................................ 89


Item 12. Security Ownership of Certain Beneficial Owners
             and Management................................................ 95


Item 13. Certain Relationships and Related Transactions.................... 97


Item 14. Exhibits, Financial Statements Schedules and Reports
           on Form 8-K..................................................... 105

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

         Hollywood Media Corp. ("Hollywood Media") cautions readers that certain important factors may affect Hollywood Media's actual results, levels of activity, performance or achievements and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-K or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "should," "expect," "believe," "anticipate," "intend," "plan," "could," "estimate," "pro forma" or "continue" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect Hollywood Media's results include, but are not limited to, our continuing operating losses and accumulated deficit, our limited operating history, the need for additional capital to finance our operations, the need to manage our growth and integrate new businesses into Hollywood Media, our ability to develop strategic relationships, our ability to compete with other Internet companies, technology risks and the general risk of doing business over the Internet, future government regulation, dependence on our founders, the interests of our largest shareholder, Viacom Inc., and accounting considerations related to our strategic alliance with Viacom Inc. Hollywood Media is also subject to other risks detailed herein, including those risk factors discussed in the "Risk Factors" section of this Form 10-K or detailed from time to time in Hollywood Media's filings with the Securities and Exchange Commission. Because these forward-looking statements are subject to risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

                                     PART I

Item 1.  Business.
         ---------

Introduction

          Media Company Focused on the Hollywood and Entertainment Verticals. Hollywood Media is a provider of entertainment-related information, content and ticketing services to consumers and businesses. We manage a number of integrated business units focused on Hollywood and the entertainment industry. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from retail and wholesale movie and Broadway ticket sales, business-to-business content syndication, subscription fees, content licensing fees, advertising and book development. Due to a common focus on the entertainment vertical, each of these business units supports the others - with content shared between multiple business units and customers cross-generated for one unit by another. For instance, our Hollywood.com consumer content site funnels customers into our MovieTickets.com affiliate (30.7% equity interest) while making use of movie listings supplied by CinemaSource, a wholly owned subsidiary of Hollywood Media, which is the largest business-to-business supplier of movie showtimes.

          Poised to Capitalize on the Exploding Demand for Entertainment Data. Hollywood Media is a market leader in supplying entertainment listing information and ticketing services for data applications, both wired and wireless. Entertainment content (particularly movie showtimes listings) has always been "must carry" for newspapers and other traditional media, has quickly become "must carry" for Internet portals and will soon be "must carry" content for wireless companies, interactive television providers and others who seek to provide localized content to end users. The growing need for information providers to supply local content and services directly to end users has created tremendous demand for our top ranked database of movie listings and for access to Hollywood Media's premier online ticketing services. Many of the leading newspapers (including The New York Times), wireless service providers (including AT&T Wireless, Sprint PCS and Verizon Wireless) and Internet portals (including AOL, Yahoo!, Lycos, Excite and TicketMaster/CitySearch) license our content.

            Strong Strategic Partnerships. Hollywood Media has strong financial and business relationships with leading companies in the entertainment industry. We have a strategic, seven-year agreement with Viacom, which calls for Viacom to provide Hollywood Media with $105 million of marketing and promotion across a full range of CBS media properties. This resource currently accounts for approximately 95% of our total marketing expenditure and does not impact our cash flow. Our MovieTickets.com affiliate is party to a separate transaction with Viacom in which Viacom will provide MovieTickets.com with $25 million of marketing over five years. In addition, in March 2001 our MovieTickets.com affiliate reached an agreement with America Online under which MovieTickets.com's ticketing services will be integrated and promoted throughout AOL's online properties. MovieTickets.com will also integrate the ticketing inventory of AOL's Moviefone into MovieTickets.com's existing ticketing footprint to offer online movie ticketing coverage for 85% of all Internet-ready movie screens in the country. As part of the agreement, AOL acquired a three percent equity interest in MovieTickets.com for $8.5 million in cash.

           Cutting Edge Initiatives. Hollywood Media is currently undertaking several cutting edge initiatives that will further leverage its extensive base of proprietary information and critical mass of customers. Our MovieTickets.com affiliate launched its wireless ticketing service in May 2000 and has become one of the top providers of wireless movie ticketing services. MovieTickets.com is currently rolling out several new ticketing technologies, such as home printing of tickets, which should further fuel strong ticketing revenue growth in the future. We are also pursuing initiatives to generate additional revenues from our leading database of proprietary consumer information, which is well suited for targeted marketing initiatives. For instance, we can provide Hollywood studios - which spend an average of $21.4 million on marketing per film - and others with direct access to large numbers of movie goers and their movie viewing habits.

           Dynamic, Entrepreneurial and Experienced Management Team. Hollywood Media is led by a dynamic and entrepreneurial management team that has a record of past successes. CEO Mitchell Rubenstein and President Laurie Silvers have a combined 40 years experience in the media industry and have built a number of successful media businesses including the SciFi Channel, which the two founded in 1985 and sold to USA Networks in 1992. Mr. Rubenstein and Ms. Silvers have assembled Hollywood Media's integrated mix of businesses and oversee Hollywood Media's direction. Each of Hollywood Media's business units is run by deep and experienced management teams with significant expertise in their respective businesses.

Businesses to Business Syndication Divisions

         CinemaSource. CinemaSource is the largest supplier of movie showtimes to the Internet as measured by market share and compiles movie showtimes for every movie theater in the United States and Canada, representing approximately 36,000 movie screens. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 200 newspapers, wireless companies, Internet sites, and other media outlets, including newspapers such as The New York Times and Newsday, Internet companies including AOL's Digital City, Yahoo!, Lycos, Excite, Ticketmaster/CitySearch, NBCi and wireless providers such as Sprint PCS, AT&T Wireless and Verizon.

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

         Baseline. We own and operate Baseline, a business which includes a pay-per-use subscription web site (located at Baseline.hollywood.com) and various publications including the Motion Picture Finance Investor newsletter, geared to movie studios, investment banks, news agencies, consulting firms and other professionals in the entertainment industry. We acquired Baseline from media analyst Paul Kagan. Based on its 15-year history, we believe the Baseline business maintains one of the most comprehensive movie and television-related databases. Baseline is a comprehensive database of information on over 67,000 films and television programs, as well as biographies on entertainment industry professionals. This rich, interactive database is accessible online to our subscribers and includes credits, synopses, reviews and box office statistics. Baseline continuously tracks production, distribution, and exhibition of feature films worldwide, including box office projections, budgets, and trends. Baseline customers include Bloomberg, Daily Variety, People Magazine, Lexis-Nexis, Disney, DreamWorks, Paramount Pictures, Universal, Morgan Stanley and Lehman Brothers.

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

         MovieTickets.com's current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., Marcus Theaters, Muvico Entertainment and several regional exhibitors. These exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 100 grossing theaters in North America. AMC Entertainment Inc. is the largest movie theater operator in the United States based on box office sales and Famous Players generates approximately half of all box office sales in Canada. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at the theater. The web site contains movie content from Hollywood Media's various units including Baseline for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising.

         Theatre Direct International and Broadway.com. We acquired Theatre Direct International (TDI) as of September 15, 2000. Founded in 1990, TDI is a wholesaler of live theater tickets serving over 40,000 domestic and international travel professionals, traveling consumers and New York area theater patrons. TDI is a ticketing wholesaler to the travel industry that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, long running shows off-Broadway and shows in London. TDI sells tickets through an 800 toll-free number, through SABRE (a travel agent reservation system), via the Broadway.com web site and by fax. TDI is part of a marketing co-operative which promotes Broadway shows to the travel industry around the world through advertising brochures and trade shows and consists of 12 producers and the following 17 top shows: Aida, Beauty and the Beast, Blast, Cabaret, Chicago, Contact, 42nd Street, Jane Eyre, Kiss Me Kate, Les Miserables, Rent, Riverdance, The Full Monty, The Lion King, The Music Man, The Rocky Horror Show and The Phantom of the Opera. In addition, TDI's education division, Broadway Classroom, markets group tickets to schools across the country. TDI's offline ticketing service complements the online ticketing services available on Broadway.com. The combined companies provide live theater ticketing and related content for all Broadway shows and most shows running off-Broadway and in London's West End at over 200 venues in multiple markets to a customer base consisting of over 40,000 travel agencies, tour operators, corporations and educational institutions, in addition to numerous newspapers and web site.

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

         NetCo Partners. In June 1995, Hollywood Media and C.P. Group Inc. ("C.P. Group"), entered into an agreement to form NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy's NetForce.

Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy is a shareholder of C.P. Group. At the inception of the partnership, C.P. Group contributed to NetCo Partners all rights to Tom Clancy's NetForce, and Hollywood Media contributed to NetCo Partners all rights to Tad Williams' MirrorWorld, Arthur C. Clarke's Worlds of Alexander, Neil Gaiman's Lifers, and Anne McCaffrey's Saraband. NetCo Partners owns Tom Clancy's NetForce which was licensed to Putnam Berkley for a series of mass market paperbacks and to ABC Television for a television mini-series and video distribution in accordance with the terms of the partnership agreement and the other properties have reverted back to Hollywood Media.

         Book Development and Book Licensing. Our intellectual properties division also includes a book development and book licensing operation through our 51% owned subsidiary, Tekno Books, that develops and executes book projects, typically with best-selling authors. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. Our intellectual properties division has licensed books for publication with more than 60 book publishers, including HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Penguin Putnum and Warner Books. The book development and book licensing division has a library of more than 1,200 books. The Chief Executive Officer of Tekno Books, Dr. Martin H. Greenberg, is also a director of Hollywood Media and owner of the remaining 49% interest in Tekno Books.

Tekno Books also owns a 50% interest in Mystery Scene Magazine, a trade journal of the mystery genre of which Dr. Greenberg is co-publisher. During 1995, Hollywood Media directly acquired an additional 25% interest in the magazine.

Risk Factors

         The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and other factors that may cause Hollywood Media's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements anticipated, expressed or implied by such forward-looking statements. Such factors include, among others, those discussed in this section as well as those discussed elsewhere in this Form 10-K and in our other filings with the SEC.

         We may not be able to compete successfully.

         Internet Businesses. The market for Internet services and products is relatively new, intensely competitive and rapidly changing. The number of web sites on the Internet competing for consumers' attention and spending has proliferated and we expect that competition will continue to intensify. Competition could result in less user traffic to our web site, price reductions for content that we syndicate and advertising that we offer, a decline in product sales, reduced margins or loss of market share, any of which could cause a material decrease in our revenues. We compete, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:

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

         Based on our review of publicly available documents, we believe some of our existing competitors, as well as potential new competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger user bases than we do and, therefore, have significantly greater ability to attract advertisers and users. In addition, many of these competitors may be able to respond more quickly than us to new or emerging technologies and changes in Internet user requirements and to devote greater resources than us to the development, promotion and sale of their services. There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those developed by us or adapt more quickly than us to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would result in a decrease in our revenues. In addition, as we expand internationally, we will face new competition. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive pressures faced by us would not impair our ability to expand our operations or grow our revenues.

                  Ticketing Businesses. The market for Internet and wireless ticketing services and products is relatively new, intensely competitive and rapidly changing. The number of telephone services, online services, wireless services and web sites on the Internet competing for consumers' attention and spending has proliferated and we expect that competition will continue to intensify. We compete, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:

o telephone services, wireless services and web site targeted to entertainment enthusiasts, moviegoers, theatergoers and other eventgoers, which feature directories of movies, shows, events, showtimes, theater and event locations and related content, and also allow users to purchase tickets; and
o travel agents and other traditional ticketing organizations, companies, agents and brokers.

                  Intellectual Properties and Book Development and Licensing Businesses. Numerous companies and individuals are engaged in the book development business. We also compete with a large number of companies that license characters and properties into film, television, books and merchandise. Competition in these businesses is largely based on the number and quality of relationships that we are able to develop with authors and celebrities. There can be no assurance that our current or future competitors will not be successful in developing relationships with authors and celebrities with whom we have previously had relationships. Our revenues will decrease if we are unable to maintain these relationships or develop new relationships.

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

         Our performance and ability to compete are dependent to a significant degree on our internally developed and licensed content and technology. We rely on a combination of copyright, trademark and trade secret laws, confidentiality and nondisclosure agreements with our employees and with third parties and contractual provisions to establish and maintain our proprietary rights. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate, or that third parties will not infringe upon or misappropriate our copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain foreign countries. In the future, litigation may be necessary to enforce and protect our trademarks, service marks, trade secrets, copyrights and other intellectual property rights. Any such litigation would be costly and could divert management's attention from other more productive activities. Adverse determinations in such litigation could result in the loss of certain of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from selling our services, any one of which could adversely affect our ability to operate our business in its current form.

         There can be no assurance that third parties will not bring copyright or trademark infringement claims against us, or claim that our use of certain technology violates a patent. Even if these claims are not meritorious, they could be costly and could divert management's attention from other more productive activities. If it is determined that we have infringed upon or misappropriated a third party's proprietary rights, there can be no assurance that any necessary licenses or rights could be obtained on terms satisfactory to us, if at all. The inability to obtain any required license on satisfactory terms could adversely affect our ability to operate our business in its current form. If our competitors prepare and file applications that claim trademarks owned or registered by us, we may oppose these applications and have to participate in administrative proceedings to determine priority of right in the trademark, which could result in substantial costs to us, even if the eventual outcome is favorable to us. An adverse outcome could require us to license disputed rights from third parties or to cease using such trademarks. In addition, inasmuch as we license a substantial portion of our content from third parties, our exposure to copyright infringement or right of privacy or publicity actions may increase; because we must rely upon such third parties for information as to the origin and ownership of such licensed content. We generally obtain representations as to the origins, ownership and right to use such licensed content and generally obtain indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representation. There can be no assurance that the outcome of any litigation between such licensors and a third party or between us and a third party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient, or that we will be able to obtain any additional license on commercially reasonable terms if at all.

         In 1999 we obtained a federal trademark registration for the name HOLLYWOOD ONLINE and in 1998 we obtained a federal trademark registration for the name BIG ENTERTAINMENT. In December 2000 we changed our corporate name and primary branding to HOLLYWOOD MEDIA CORP. We have filed a number of United States trademark applications for HOLLYWOOD MEDIA CORP., HOLLYWOOD.COM, BROADWAY.COM and variants thereof, and foreign trademark applications for HOLLYWOOD.COM. There can be no assurance that we will be able to secure adequate protection for these names or other trademarks in the United States or in foreign countries. If we obtain registration of those trademarks, we may not be able to prevent our competitors from using different trademarks that contain the words "Hollywood" or "Broadway." Many countries have a "first-to-file" trademark registration system; and thus we may be prevented from registering our marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that our competitors or others will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possible leading to customer confusion. Our inability to protect our HOLLYWOOD.COM and BROADWAY.COM marks and other marks adequately could impair our ability to maintain and expand our core brands and thus adversely affect our ability to generate revenue from these brands.

                  Intellectual Properties Business. Hollywood Media has applied for trademark and copyright protection for each of its major intellectual property titles and featured characters. Hollywood Media (including Netco Partners) currently has approximately 46 U.S. registered trademarks and approximately seven trademark applications are pending related to this business. As Hollywood Media's properties are developed, Hollywood Media intends to apply for further trademark and copyright protection in the United States and certain foreign countries.

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

         In addition, our Internet and ticketing operating results may fluctuate significantly in the future as a result of a variety of factors, including:

o our ability to maintain and increase levels of traffic on our web sites;
o        our ability to sell advertisements to be displayed on our web sites;
o seasonal trends in Internet usage and Internet sales and advertising placements;
o seasonal variations in the demand for Broadway tickets and resulting variations in our revenue from Broadway ticket sales;
o decreased demand for our syndicated content as a result of decreases in the number of content-oriented web sites and general downturns in the Internet industry;
o our ability to enter into or renew strategic relationships and agreements with popular media and entertainment organizations, web site and media celebrities;

o the amount and timing or our marketing expenditures and other costs relating to the expansion of our operations;
o new products, web site or Internet services introduced by us or our competitors; and
o technical difficulties, security concerns or system downtime affecting the Internet generally or the operation of our web sites in particular.

         As a result, our operating results for any particular period may not accurately predict our future operating results.

         We may require additional capital to finance our operations and there can be no assurance that additional financing will be available

         We have required substantial financing to fund our acquisitions and growth over the past five years. We may continue to require additional financing for marketing and promotional activities, to fund our growth plan and for working capital. Our current operating plans and assumptions indicate that anticipated cash flows when combined with cash on hand and other potential sources of capital will be enough to meet our working capital requirements for the next twelve months. If plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our operations. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, decreases in revenue from advertising sales compared to our projections, the possibility that we acquire new businesses that generate cash losses, and unanticipated capital expenditures to maintain and improve our web sites and other operations. Our long-term financial success depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations. We cannot assure you that any additional financing will be available or if available, that it will be on favorable terms.

         We must manage our growth in order to achieve the desired results.

         We have significantly expanded our Internet and ticketing operations over the past two years through our acquisitions of the businesses of hollywood.com, Inc., CinemaSource, Inc., Baseline II, Inc., BroadwayTheater.com, Inc. and Theatre Direct NY, Inc. and through the launch of Broadway.com, MovieTickets.com and our Portuguese and Spanish-language sites in Brazil, Argentina and Mexico. We plan to continue to expand our operations and market presence by entering into joint ventures, acquisitions, business combinations, investments, or other strategic alliances. These transactions create risks such as:

o difficulty assimilating the operations, technology and personnel of the combined companies;
o disruption of our ongoing businesses due to the resources needed to complete these transactions;
o        increased marketing and advertising expenses to promote new ventures;
o        problems retaining key technical and managerial personnel;
o        the availability of financing to make acquisitions;
o expenses associated with amortization of goodwill and other purchased intangible assets;
o        additional operating losses and expenses of acquired businesses; and
o the inability to maintain relationships with the customers or other business partners of acquired businesses.

         We may not succeed in addressing these risks if we do not adequately increase our management, operational and financial resources and systems. To the extent that we are unable to identify and successfully integrate future ventures into our operations, our growth strategy may not be successful and our stock price could be adversely impacted.

         We are dependent on our ability to develop strategic relationships with media and entertainment organizations and best-selling authors.

         The success of our Internet operations is dependent in part on our ability to enter into and renew strategic relationships and agreements with media and entertainment organizations. Our intellectual property division is dependent on our ability to identify, attract and retain best-selling authors and media celebrities who create intellectual properties. Our business could be harmed by the loss of the services of Dr. Martin H. Greenberg, who has been primarily responsible for developing relationships with the best-selling authors who create our intellectual properties. Dr. Greenberg owns the remaining 49% interest in Tekno Books through which Hollywood Media operates its intellectual properties division, but he is not subject to an employment agreement with Tekno Books. Although many of the authors with whom we have relationships are bound to multiple book contracts, our ability to renew these contracts or enter into contracts with new authors would be impaired without the services of Dr. Greenberg.

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

         A significant obstacle to consumer acceptance of electronic commerce over the Internet has been the need for secure transmission of confidential information in transaction processing. Internet usage could decline if any well-publicized compromise of security occurred. We may incur additional costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. If a third person were able to misappropriate our users' personal information or credit card information, we could be held liable for failure to adequately protect such information and subject to monetary damages to the extent our users suffer financial losses or other harm as a result thereof.

         We may not be able to adapt as Internet technologies and customer expectations continue to evolve.

         To be successful, we must adapt to rapidly changing Internet technologies by continually enhancing our web sites and ticketing services and introducing new services to address our customers' changing expectations. We must evaluate and implement new technologies that are available in the marketplace or risk that our customers will not continue using our services. Examples of new technologies that we are currently evaluating include those related to streaming and downloading of audio and video content on our web sites, delivery of content over wireless devices and the convergence of cable television, satellite and Internet services and delivery systems. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to changes affecting providers of content and services through the Internet. Our customer base and thus our revenues could decrease if we cannot adapt to these changes.

         Government regulation of the Internet could impact our business.

         The application of existing laws and regulations to our business relating to issues such as user privacy, pricing, taxation, content, sweepstakes, copyrights, trademarks, advertising, and the characteristics and quality of our products and services can be unclear. We also may be subject to new laws and regulations related to our business. Although we endeavor to comply with all applicable laws and regulations and believe that we are in compliance, because of the uncertainty of existing laws and the possibility that new laws may be adopted, there is a risk that we will not be in full compliance.

         Several recently passed federal laws could have an impact on our business. The Digital Millennium Copyright Act establishes binding rules that clarify and strengthen protection for copyrighted works in digital form, including works used via the Internet and other computer networks. The Child Online Protection Act is intended to restrict the distribution of certain materials deemed harmful to children. The Children's Online Privacy Protection Act of 1998 protects the privacy of children using the Internet, by requiring, among other things, (1) that in certain specific instances the operator of a web site must obtain parental consent before collecting, using or disclosing personal information from children under the age of 13, (2) the operator of a web site to make certain disclosures and notices on the web site or online service regarding the collection, use or disclosure of such personal information, and (iii) the operator of a web site or online service to establish and maintain reasonable procedures to protect the confidentiality, security and integrity of personal information collected from children under the age of 13. Compliance with these laws will subject our business to additional costs and failure to comply could expose our business to liability.

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

         Mitchell Rubenstein, our Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, our Vice Chairman, President and Secretary, have been primarily responsible for our organization and development. The loss of the services of either of these individuals would hurt our business. If either of these individuals were to leave Hollywood Media unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. The employment agreements between Hollywood Media and each of these individuals provide, among other things, that if we terminate either of their agreements without "cause," we will have also terminated the other's agreement without "cause."

         Our future success will be dependent upon our ability to attract and retain qualified and creative key management personnel. The competition for qualified personnel in our industry and the limited availability of qualified individuals could make it difficult for us to attract and retain qualified personnel. If we do not succeed in attracting new personnel, or retaining and motivating existing personnel, our business will be adversely affected.

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

         Our stock price is volatile.

         The trading price of our common stock has and may continue to fluctuate significantly. During the 12 months ended March 26, 2001, the trading price for our common stock on the Nasdaq Stock Market has ranged from $3.00 to $16.25 per share. Our stock price may fluctuate in response to a number of events and factors, such as our quarterly operating results, announcements of new products or services, announcements of mergers, acquisitions, strategic alliances, or divestitures and other factors, including similar announcements by other companies that investors may consider to be comparable to us. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

         Our stock price may be hurt if the number of investors seeking to sell shares of our common stock in the public market increases.

         As of March 26, 2001, approximately 12 million shares of our common stock, representing approximately 48% of our outstanding shares of common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act. Most of these shares are subject to agreements with Hollywood Media permitting the holders thereof to demand that Hollywood Media register the shares for resale under the Securities Act. This will permit the sale of registered shares of common stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could adversely affect the market price for our common stock. In addition, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

         In connection with our financing on August 22, 2000, we issued adjustment warrants to Elliott Associates, L.P. and Elliott International, L.P. We have issued and expect to continue through September 2001 to issue additional shares of common stock to the investors for no additional consideration upon their exercise of the adjustment warrants. The precise number of shares of common stock to be issued is determined in accordance with a formula set forth in the adjustment warrants.

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

Item 2.  Properties.
         -----------

         Hollywood Media leases office space in Florida, California, Connecticut and New York. The general terms of the leases for each of these locations are as follows:

                                                 Current
            Location             Square Feet    Monthly Rent    Expiration Date
            --------             -----------    ------------    ---------------

          Baseline and              8,500         $23,375     October 31, 2010
          Broadway.com
          New York, NY

     Corporate Headquarters         9,200         $19,876     August 31, 2002
         Boca Raton, FL             5,850          $9,040     September 30, 2006

         Hollywood.com              2,002          $5,672     July 31, 2001
     Hollywood, California

         CinemaSource,              5,365          $7,040     September 30, 2002
          EventSource,              5,660          $5,000     Month to Month
      Theatersource and
        ConcertSource
        Ridgefield, CT

        Theatre Direct              3,250          $8,125     March 31, 2009
        International                 710          $2,012     November 30, 2003
         New York, NY


Item 3.  Legal Proceedings.
         ------------------

         Hollywood Media is a party to various legal proceedings arising in the ordinary course of business, including the proceedings described below and litigation related to four separate leases that were terminated by Hollywood Media upon the closing of its retail business. We do not expect any of these legal proceedings to have a material adverse impact on Hollywood Media's financial condition or results of operations.

         Steven B. Katinsky v. The Times Mirror Company, Hollywood.com, Inc. and Hollywood Online Inc. filed on September 8, 2000 in Superior Court of the State of California for the County of Los Angeles. The lawsuit was dismissed in December 2000 and the parties were ordered to arbitrate the dispute. Claim against Tribune Company (formerly The Times Mirror Company) and Hollywood Media seeking a performance cycle bonus allegedly owing to the claimant by Tribune Company in connection with the sale of Hollywood Online Inc. from Tribune Company to Hollywood Media. The claimant is seeking monetary damages in excess of $19.8 million for alleged fraud by the defendants in connection with the sale of Hollywood Online Inc. to Hollywood Media. Hollywood Media is indemnified by Tribune Company for the amount of any such performance cycle bonus payable to the claimant. Hollywood Media believes that all claims by the claimant against Hollywood Media are without merit and intends to defend them vigorously.

         Interviews.com v. Hollywood Online, Inc. filed on August 17, 2000 in Superior Court of the State of California for the County of Los Angeles. The lawsuit was dismissed in January 2001 and the parties were given the right to arbitrate the dispute. The parties have not commenced an arbitration proceeding.

Claim by Interviews.com that Hollywood Media's wholly owned subsidiary, hollywood.com, Inc. (formerly known as Hollywood Online Inc.), did not timely perform its obligations with respect to the transfer of several domain names under an Assignment Agreement dated December 17, 1997. Interviews.com is owned and controlled by Steven Katinsky, the claimant in the matter described above. All matters related to this claim occurred prior to Hollywood Media's acquisition of Hollywood Online, Inc. in May 1999 and all domain names subject to the dispute have been transferred to the claimant. The domain names transferred were not being utilized by Hollywood Media and were not related to Hollywood Media's business. The claimant is seeking monetary damages in excess of $5 million. Hollywood Media believes that this claim is without merit and intends to defend it vigorously.

Item 4.  Submission of Matters to a Vote of Securityholders.
         ---------------------------------------------------

         Hollywood Media held its annual meeting of shareholders on December 15, 2000. The following describes the matters voted upon at the annual meeting and the number of votes cast for and against, as well as abstentions and broker non-votes, if any, with respect to each matter:

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

B. Approval of an amendment and restatement of Hollywood Media's Second Amended and Restated Articles of Incorporation to change Hollywood Media's name to Hollywood Media Corp.

                                                 Number            Percentage
                                                 ------            ----------
                  For                          20,915,926              99%
                  Against                           9,877              1%

C.   Approval and adoption of Hollywood Media's 2000 Stock Incentive Plan.

                                                 Number            Percentage
                                                 ------            ----------
                  For                          15,736,972              75%
                  Against                       2,642,463            12.6%

D. Ratification of the selection of Arthur Andersen LLP as Hollywood Media's independent public accountants for the year ending December 31, 2000.

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

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

Market for Common Stock

         Hollywood Media's common stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol HOLL. The following table sets forth, for the periods indicated below, the high and low sales prices for the common stock, as reported by Nasdaq.

                                                         High            Low
                                                         ----            ---
2000
First Quarter........................................ $   20.500      $  14.500
Second Quarter....................................... $   15.750      $   7.500
Third Quarter........................................ $   11.813      $   5.375
Fourth Quarter....................................... $    8.000      $   3.000

1999
First Quarter........................................ $   17.250      $   9.875
Second Quarter....................................... $   34.000      $  12.375
Third Quarter........................................ $   25.000      $  15.000
Fourth Quarter....................................... $   24.500      $  14.250

Holders of Common Stock

         As of March 15, 2001, there were 214 record holders of Hollywood Media's common stock and approximately 2,976 beneficial holders of Hollywood Media's common stock.

Dividend Policy

         Hollywood Media has never paid cash dividends on its common stock and currently intends to retain any future earnings to finance its operations and the expansion of its business. Therefore, the payment of any cash dividends on the common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon Hollywood Media's earnings, capital requirements and financial condition and such other factors deemed relevant by the Board of Directors.

Sales of Unregistered Securities

         See Note 11 to the Financial Statements included in Item 8 of Part II of this Form 10-K/A with respect to sales of unregistered securities by Hollywood Media during 2000. All of such sales were made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act.

Item 6   Selected Financial Data

         The following selected financial data has been derived from the audited Consolidated Financial Statements of Hollywood Media and should be read in conjunction with those statements which are included in this report.

                                                                               YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------------
                                                         2000(a)         1999(b)          1998           1997           1996
                                                    ---------------  --------------  -------------  -------------  -------------
STATEMENT OF OPERATIONS DATA:
Net revenue                                         $    29,517,505  $   10,106,111  $  11,126,516  $  10,291,447  $   7,611,113
Cost of sales                                            14,264,002       3,572,832      5,987,383      5,447,989      4,922,761
                                                    ---------------  --------------  -------------  -------------  -------------
Gross profit                                             15,253,503       6,533,279      5,139,133      4,843,458      2,688,352
                                                    ---------------- --------------- -------------- -------------- -------------
Operating Expenses:
         General and administrative                      11,220,529       8,227,022      5,196,364      4,902,675      4,969,883
         Selling and marketing                            9,593,871       5,074,568      2,566,702      1,378,085             --
         Salaries and benefits                           11,810,803       5,916,024      4,151,725      3,884,926      3,374,090
         Amortization of CBS advertising                 24,244,647       2,344,950             --             --             --
         Amortization of goodwill and intangibles         6,775,206       3,704,011         31,428        347,312        451,683
         Depreciation and amortization                    4,323,331       1,627,056      1,076,983        831,623             --
         Provision for closed stores and lease
           termination costs                                233,763       4,551,094      1,121,028             --             --
                                                    ---------------- --------------- -------------- -------------- -------------
           Total operating expenses                      68,202,150      31,444,725     14,144,230     11,344,621      8,795,656
                                                    ---------------- --------------- -------------- -------------- -------------

Operating Loss                                          (52,948,647)    (24,911,446)    (9,005,097)    (6,501,163)    (6,107,304)

Equity in Earnings of Investments                         1,906,132       1,188,142        877,549      2,702,049             --
Interest expense                                           (430,377)       (673,292)      (824,967)      (323,414)      (237,108)
Interest income                                              90,855         109,383          6,118            296         54,408
Other income (expense), net                                 (54,434)         (3,440)        42,989         73,894         55,470
Minority Interest                                          (411,029)       (366,371)      (347,081)      (354,609)      (421,075)
Deferred tax (expense) benefit                                   --              --     (1,407,600)     1,407,600             --
                                                    ---------------  --------------  -------------  -------------  -------------

Net loss                                            $   (51,847,500) $  (24,657,024) $ (10,658,089) $  (2,995,347) $  (6,655,609)
                                                    ================ ==============  =============  =============  =============

Net loss per share - basic and diluted              $         (2.23)  $       (2.01) $       (1.47) $       ( .51) $       (1.22)
                                                    ================ ==============  =============  =============  =============

Weighted average common and common
              Equivalent shares outstanding -
              Basic and diluted                          23,270,862      12,310,195      7,456,651      6,316,013      5,477,595
                                                    =============== =============== ==============  =============  =============



                                                                               YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------------
                                                          2000            1999           1998           1997           1996
                                                    ---------------  --------------  -------------  -------------  -------------
BALANCE SHEET DATA:
Cash and cash equivalents                           $     1,911,224  $    2,475,345  $     729,334  $     887,153  $   1,675,852
Working capital (deficit)                                14,871,414      (4,817,879)    (1,407,449)      (175,730)     1,285,093
Total assets                                            169,278,082      62,482,825      8,569,821     12,639,921      8,243,419
Capital lease obligations, less current portion             721,521         995,213      1,741,062      1,803,344        731,807
Total shareholders' equity                              158,693,890      49,498,786      1,523,435      5,103,853      4,191,867


         We made three acquisitions in 1999 and two acquisitions in 2000. We also closed our brick and mortar retail operations in 1999. All of these activities impacted the comparability of our selected financial data as more fully described below:

         The acquisitions were accounted for under the purchase method of accounting, and accordingly, their operating results have been included in Hollywood Media's consolidated financial statements since the respective dates of acquisition.

(a)      For the Year Ended December 31, 2000:

         On May 1, 2000 we acquired the assets of BroadwayTheater.com, Inc which sells theater tickets on line predominately for Broadway, Off-Broadway and London Theater.

         On September 15, 2000 we acquired the capital stock of Theatre Direct NY, Inc. a wholesaler of Broadway, Off-Broadway and London Theater tickets.

(b)      For the Year Ended December 31, 1999:

         On May 18, 1999 we acquired the assets of CinemaSource, Inc., a business to business company that licenses movie showtimes and other related information.

         On May 20, 1999 we acquired the capital stock of hollywood.com, Inc., which owns and operates the web site Hollywood.com.

         On August 31, 1999 we purchased substantially all of the motion picture-related data assets of Paul Kagan Associates, Inc., including the PK Baseline.com web site, a pay-per-use movie database, and several movie-related publications.

         We closed all brick and mortar retail operations on December 31, 1999.


         For additional information see Note 3 to the consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

Overview

         We are an entertainment-focused media and Internet company that offers widely recognized brands and a broad collection of entertainment content data and related information in the industry, which we license to media and other companies including the New York Times, AOL Time Warner, Yahoo!, Sprint, AT&T Wireless, Verizon and others. We own an extensive ticketing network and are engaged in the development and licensing of intellectual properties and licensing of books. We generate revenues through the business-to-business syndication of entertainment-related content, the sale of live theater tickets, the sale of advertising and from advances paid by publishers and royalties received from our library of book titles.

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

o On January 3, 2000, we completed an agreement with Viacom, Inc. (as successor to CBS Corporation) providing for the issuance to Viacom of 6,672,031 shares of our common stock in exchange for $105.5 million of CBS advertising and promotion over seven years across its full range of media properties and $10.8 million in cash.

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

         The following discussion and analysis should be read in conjunction with Hollywood Media's Consolidated Financial Statements and the Notes thereto included in Item 8 of Part II of this Report.

Results of Operations

         Year ended December 31, 2000 ("fiscal 2000") as compared to the Year ended December 31, 1999 ("fiscal 1999") and year ended December 31, 1998 ("fiscal 1998")

         The following table summarizes Hollywood Media's revenues, cost of sales, and gross profit by division for fiscal, 2000, 1999 and 1998, respectively:

                                 Business to
                    Internet      Business                       Intellectual         E-
                    Ad Sales        (b2b)        Ticketing      Properties (a)     Commerce       Retail         Total
                    --------        -----        ---------      --------------     --------       ------         -----
Fiscal 2000
-----------

Net Revenues         $8,777,397    $5,442,309    $12,278,008        $1,998,091   $  987,181     $   34,519     $29,517,505
Cost of Sales           791,770       270,806     10,663,913         1,125,815    1,146,007        265,691      14,264,002
                     ----------    ----------    -----------        ----------   ----------     ----------     -----------
Gross Profit         $7,985,627    $5,171,503    $ 1,614,095        $ 872,276    $ (158,826)    $ (231,172)    $15,253,503
                     ==========    ==========    ===========        =========    ==========     ==========     ===========


Fiscal 1999
-----------

Net Revenues         $3,950,931    $1,765,732    $        --        $1,888,868   $  924,098     $1,576,482     $10,106,111
Cost of Sales           435,940       122,496             --           826,355      677,509      1,510,532       3,572,832
                     ----------    ----------    -----------        ----------   ----------     ----------     -----------
Gross Profit         $3,514,991    $1,643,236    $        --        $1,062,513   $  246,589     $   65,950     $ 6,533,279
                     ==========    ==========    ===========        ==========   ==========     ==========     ===========


Fiscal 1998
-----------

Net Revenues         $       --    $       --    $        --        $2,337,019   $       --     $8,789,497     $11,126,516
Cost of Sales                --            --             --         1,191,261           --      4,796,122       5,987,383
                     ----------    ----------    -----------        ----------   ----------     ----------     -----------
Gross Profit         $       --    $       --    $        --        $1,145,758   $       --     $3,993,375     $ 5,139,133
                     ==========    ==========    ===========        ==========   ==========     ==========     ===========

(a) This does not include Hollywood Media's 50% interest in NetCo Partners which is accounted for under the equity method of accounting and is reported as equity in earnings of investments.

Composition of our segments is as follows:

o Internet ad sales - Includes advertising sold on our web sites Hollywood.com, Broadway.com and the international versions of Hollywood.com. and revenues derived from the collection and compilation of movie showtimes data and the hosting of web sites for movie theaters.

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

o    E-Commerce - Hollywood Media exited the e-commerce business in January
     2001.

o Retail - This included Hollywood Media's brick and mortar retail operations which were closed on December 31, 1999.

Net Revenues

         Total revenues for the year ended December 31, 2000 were $29,517,505 compared to $10,106,111 for the year ended December 31, 1999 and $11,126,516 for the year ended December 31, 1998. Revenues increased $19,411,394 or 192% in 2000 from 1999. This increase is attributable to having a complete fiscal year of operations in 2000 for Hollywood Media's business to business and ad sales divisions, increased barter revenue transactions, the growth of EventSource (b2b unit), launch of Broadway.com in 2000 and also the acquisition of two businesses in 2000 that sell theater tickets. Revenues decreased $1,020,405 or 9% in 1999 as compared to 1998 because Hollywood Media began to phase-out of the retail business during 1998 and ultimately closed all its retail operations in December 1999. We recorded $3,937,931, $2,613,390 and $2,130,112 in barter revenue for the years ended December 31, 2000, 1999 and 1998, respectively. Barter revenue as a percentage of total net revenue was 13%, 26% and 19% for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, revenues were derived 42% from ticketing, 30% from advertising sales, 18% from business to business, 7% intellectual properties and 3% from e-commerce.

Internet ad sales revenue increased to $8,777,397 for 2000 from $3,950,931 for 1999, an increase of $4,826,466 or 122%. Hollywood Media began to generate Internet ad sales in May 1999 with the acquisition of Hollywood.com. Therefore, there was no Internet ad sales revenue recognized prior to that date. Internet ad sales revenue is derived from the sale of banner advertisements and sponsorships on Hollywood.com, Broadway.com and the international versions of the Hollywood.com web site. Included in Internet ad sales are barter revenues of $3,937,931 and $2,393,390 for 2000 and 1999, respectively, as further described in the two paragraphs that follow. As a percentage of Internet ad sales barter revenues comprised 45% and 61% of Internet ad sales for 2000 and 1999, respectively. Barter transactions are more fully discussed in the following two paragraphs.

Barter transactions that generate non-cash advertising revenue (included in Internet ad sales revenues), in which Hollywood Media received advertising in exchange for content advertising on its web site was $956,181 for 2000 and $480,100 for 1999 and accounted for 3% and 5% of Hollywood Media's total net revenue for 2000 and 1999 respectively, and 11% and 12% of total Internet ad sales revenue for 2000 and 1999, respectively. As further described in Note 2 to the consolidated financial statements, commencing on January 20, 2000 Hollywood Media adopted a new Emerging Issues Task Force ("EITF") consensus relating to barter revenue and records barter revenue only in instances where the fair value of the advertising surrendered could be determined based on our historical practice of receiving cash for similar advertising. In future periods, management intends to maximize cash advertising revenue, although Hollywood Media will continue to enter into barter relationships when deemed appropriate as a cashless method for Hollywood Media to market its business.

Hollywood Media also records barter revenue and an equal amount of expense earned under a contract with the National Association of Theater Owners ("NATO"), which Hollywood Media acquired through its acquisition of hollywood.com, Inc. on May 20, 1999. This income is also included in Internet ad sales revenue. Through the NATO contract, Hollywood Media promotes its web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before the feature films that play in most NATO-member theaters.

In exchange, Hollywood Media hosts web sites and collects and compiles movie showtimes for the exhibiting NATO members, as well as providing promotional materials and movie information and editorial content. Hollywood Media recorded $2,981,750 and $1,913,290 in promotional non-cash revenue and non-cash expense included in selling and marketing expense under the NATO contract for 2000 and 1999 respectively. Barter revenue from the NATO contract accounted for 10% and 19% of Hollywood Media's total net revenue for 2000 and 1999, respectively and accounted for 34% and 48% of total Internet ad sales revenue for 2000 and 1999, respectively.

Business to business (b2b) revenue increased to $5,442,309 for 2000 from $1,765,732 for 1999, an increase of $3,676,577 or 208%. Business to business revenue is generated by the licensing of movie, event and theater showtimes and other content information to other Internet and media outlets including newspapers such as The New York Times and Newsday, Internet companies including AOL's Digital City, Yahoo!, Lycos, Excite, Ticketmaster/City Search, NBCi, and wireless providers such as AT&T Wireless, Sprint PCS and Verizon. Hollywood Media acquired the business to business (b2b) operations of CinemaSource and Baseline on May 18, 1999 and August 31, 1999, respectively. Revenues have increased predominately from revenues generated from the EventSource division which launched in 2000 as an expansion of the CinemaSource business. EventSource entered into a contract with AOL's Digital City in April 2000 to provide event listing for up to 200 cities nationwide.

Ticketing revenue for 2000 was $12,278,008. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London both online and offline to domestic and international travel professionals, traveling consumers and New York area theater patrons. Hollywood Media acquired BroadwayTheater.com on May 1, 2000 and TDI on September 15, 2000, respectively.

E-commerce revenue increased $63,083 or 7% from $924,098 for 1999 to $987,181 for 2000. Revenues were consistent in 2000 as compared to 1999. Hollywood Media exited the e-commerce business in January 2001.

Net revenues generated from our retail operations were $34,519, $1,576,482 and $8,789,497 for the year ended December 31, 2000, 1999 and 1998, respectively. Barter revenue included in net retail revenues were $0, $220,000 and $2,130,112 for the year ended December 31, 2000, 1999 and 1998, respectively. We began the process of closing our brick and mortar retail locations in 1998 and completed the closure of all retail operations on December 31, 1999, thus accounting for the decrease in revenues from 1998 to 1999 of $7,213,015.

Revenues from Hollywood Media's intellectual properties segment increased $109,223 or 6% to $1,998,091 for 2000 from $1,888,868 for 1999 and decreased
$448,151 or 19% from $2,337,019 for 1998 to $1,888,868 for 1999. The increase in revenues is attributable to a greater number of manuscripts being delivered in 2000 as compared to 1999. The decrease in revenues from 1998 to 1999 is primarily a reflection of the timing of revenue recognition under the various book licensing and packaging agreements. The intellectual properties division generates revenues from several different activities including book development and licensing, intellectual property licensing and publishing Mystery Scene Magazine. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies.

Gross Profit

         Gross profit for the year ended December 31, 2000 was $15,253,503 compared to $6,533,279 for the year ended December 31, 1999 and $5,139,133 for the year ended December 31, 1998. As a percentage of sales the gross profit percentage in 2000 was 52% as compared to 65% in 1999 and 46% in 1998. The variances in gross profits are attributable to changes in our revenue mix. From 1998 to 1999 we began to phase out of our retail operations which generally generated a gross profit of 45% and acquired an ad sales operation and business to business operation that generates gross profit percentages of 90%, thereby increasing the gross profit percentage from 46% in 1998 to 65% in 1999. In 2000, Hollywood Media acquired two ticketing businesses which comprised 42% of our revenues and generates gross profits of 13%, thus reducing the overall gross profit percentage in 2000 to 52% from 65% in 1999.

Equity in Earnings of Investments

         Equity in net earnings of investments consists of Hollywood Media's 50% interest in NetCo Partners and 31.67% in MovieTickets.com, Inc.

                                      2000            1999           1998
                                  ------------    ------------    -----------
        NetCo Partners (a)        $  2,300,418    $  1,188,142    $   877,549
        MovieTickets.com(b            (394,286)             --             --
                                  ------------    ------------    -----------
                                  $  1,906,132    $  1,188,142    $   877,549
                                  ============    ============    ===========

(a)         NetCo Partners:

            NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements and the manuscript has been delivered to the publisher. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media's 50% share in the earnings of NetCo Partners amounted to $2,300,418 for 2000, an increase of 94% or $1,112,276 as compared to $1,188,142 for 1999. Revenues were $877,549 for
1998. Revenues increased from 1999 to 2000 because two adult novels were delivered to the publisher in 2000 as compared to only one adult novel being delivered in 1999. In addition, NetCo Partners received net royalties of $404,253 for the home video distribution of the ABC mini-series; as described more fully below. On book projects, revenues are typically recognized upon delivery of the manuscripts to the publishers. Costs related to acquisition, development and sales of the intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.

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

         (b)     MovieTickets.com. Inc.

         Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. ("AMC") and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"). In August 2000 the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over 5 years. Hollywood Media owned 31.67% of the MovieTickets.com, Inc. joint venture at December 31, 2000. Hollywood Media records its investment under the equity method of accounting, recognizing 31.67% of MovieTickets.com income or loss as equity in net earnings - investments. For the twelve months ended December 31, 2000, Hollywood Media recorded a loss of $394,286 in its investment in MovieTickets.com. At December 31, 2000, Hollywood Media contributed $500,000 in cash to MovieTickets.com and issued warrants to AMC to acquire 90,573 shares of common stock at an exercise price of $17.875 per share valued at $1,000,000. The fair market value of the warrant was recorded as goodwill and is being amortized over a life of ten years.

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

            The consolidation of the Hollywood.com web site technology and production into its corporate offices in South Florida began in 2000 and was completed in January 2001 and resulted in Hollywood Media being able to eliminate considerable duplication of resources with savings to exceed $4.0 million in 2001 in the general and administrative and salaries and benefits areas. In addition, Hollywood Media closed its e-commerce division in January 2001 which had generated operating losses of approximately $2.5 million in 2000.

            Selling and marketing expenses includes advertising, marketing, promotional, business development, public relations expenses and costs to produce movie trailers. Also included is the non-cash expense portion of barter advertising. Selling and marketing expense for the year ended December 31, 2000 was $9,593,871 as compared to $5,074,568 and $2,566,702 for the years ended December 31, 1999 and 1998 respectively. Non-cash barter expense included in selling and marketing was $3,937,931, $2,613,390 and $2,130,112 for years ended December 31, 2000, 1999 and 1998, respectively. The increase of $4,519,303 from 1999 to 2000 is attributable to an increase of $1,324,541 of non-cash barter advertising expense and increased advertising on radio, television, online and outdoor for Hollywood Media's Internet ad sales divisions and additional advertising related to the launch of Broadway.com on May 1, 2000. In addition, in 2000 Hollywood Media incurred up front production costs associated with advertising on CBS's media properties.

            Amortization of goodwill and intangibles for the year ended December 31, 2000 was $6,775,206 compared to $3,704,011 and $31,428 in 1999 and 1998, respectively. The increase of $3,071,195 from 1999 to 2000 is attributable to goodwill and intangibles recorded in accordance with various acquisitions during

1999 and 2000. (See note 3 to the consolidated financial statements.) In addition, an amortization expense in 2000 includes a full year of amortization on the companies acquired in 1999.

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

         Provision for Closed Stores and Lease Termination Costs

            Provision for closed stores and lease termination costs are $233,763 for 2000 as compared to $4,551,094 and $1,121,028 in 1999 and 1998, respectively. In 1998, management approved a plan to close 29 unprofitable or marginally profitable retail kiosk locations. In connection with the closure of these stores, we recorded charges totaling $1,121,028. Charges recorded in 1998 included $653,472 of non-cash asset impairments to write down the 29 retail kiosks held for disposal to their net realizable value. The balance of the charge of $467,556 represents the cost of exiting the related leases, comprised of management's best estimate of future contractual lease payments less, to the extent deemed probable, any reductions from early termination settlements reached with the lessors plus the estimated cost of negotiating such settlements.

            In 1999, management decided to exit the brick and mortar retail business altogether, and in December 1999 closed its six remaining in-line studio stores and all the remaining kiosks. As a result, we recorded an additional provision for closed stores of $4,551,094 comprised of the following: a $2,118,228 non-cash asset impairment charge to write-off the remaining assets of our brick and mortar retail business (such assets consisted primarily of the remaining carrying value of kiosks, leasehold improvements, computer systems and other furniture and equipment); $782,866 comprised of management's best estimate of future contractual lease payments for exited leases less, to the extent deemed probable, any reductions from early termination settlements reached with the lessors plus the estimated cost of negotiating such settlements; and $1,650,000 for a settlement reached with a franchisee.

            In 2000, we recorded additional charges of $233,763 associated with exiting our brick and mortar retail business. These charges included approximately $53,034 in an upward revision to the estimated cost of lease obligations, $50,000 in additional estimated costs for settling the remaining lease obligations, and $130,729 of additional asset write-offs related to our retail business.

            Liabilities recorded for the estimated cost of early lease terminations were $798,362 and $2,366,432 at December 31, 2000 and 1999, respectively. The reserve for closed stores and lease termination costs at December 31, 2000 of $798,362 consisted of estimated accruals for our obligations under six leases for retail locations that were abandoned of $698,362 and a $100,000 accrual for legal fees associated with these matters. These matters are the subject of outstanding litigation against Hollywood Media. Management expects these matters to be settled within the next 12 months. See
Note 9 to the consolidated financial statements.

         Interest Expense

             Interest expense was $430,377 for the year ended December 31, 2000, as compared to $673,292 and $824,967 for the years ended December 31, 1999 and 1998, respectively. The decrease in interest expense of $242,915 from $673,292 for 1999, to $430,377 for 2000 is primarily attributable to a decrease in our outstanding obligations under capital leases. The decrease from 1998 to 1999 is also attributable to a reduction in the inventory line of credit and a reduction in outstanding capital obligations.

         Interest Income

             Interest income was $90,855 for the year ended December 31, 2000, as compared to $109,383 and $6,118 for the years ended December 31, 1999 and 1998, respectively.

         Deferred Tax Expense Benefit

             During 1997, we recognized $1,407,600 of deferred tax benefit as we believed that realization of a portion of our net operating loss carryforward was likely to occur based on our projections of taxable income that would have been generated upon consummation of a planned transaction. In 1998, we decided not to proceed with the transaction, and accordingly recorded a valuation allowance for the deferred tax benefit.

         Net Loss

             Hollywood Media's net loss for 2000 totaled $51,847,500 as compared to a net loss of $24,657,024 for fiscal 1999. The loss for fiscal 1998 was $10,658,089. The net loss increased by $27,190,476 for 2000 as compared to 1999 primarily because of an increase in amortization of CBS advertising of $21,899,697, amortization of goodwill and intangibles of $3,071,195 and operating losses incurred by the e-commerce division which was closed in January 2001 of $2,521,911. Net loss per share for fiscal 2000 was $2.23 as compared to a net loss of $2.01 for fiscal 1999, representing an increase of $.22 loss per share. The net loss per share for 1998 was $1.47. The per share impact of depreciation, CBS advertising, amortization of goodwill and intangibles on the 2000 and 1999 loss per share is $1.52 and $.62, respectively.

             The net loss increased from $10,658,089 in 1998 to $24,657,024 in 1999 primarily because of the amortization of CBS advertising of $2,344,950, increase in provision for closed stores and lease termination costs of $3,430,066, amortization of goodwill and intangibles of $3,672,583, and operating losses incurred by the retail operations of approximately $3.0 million.

             We have taken several steps to substantially cut our cash losses, the benefits of which are expected to materialize in 2001. During 2000, we began a two step approach to consolidate the Hollywood.com web site technology and production into our corporate office in South Florida. Completed in January 2001, we eliminated considerable duplication of resources with savings expected to exceed $4,000,000 in 2001. Further, during the fourth quarter of 2000, Hollywood Media, as part of its operational evaluation process, determined that profitability in the e-commerce business could not be reached due to tight margins and high fulfillment costs. We closed this business in January 2001 which incurred a loss of $2,511,911 in 2000.

             We continue to focus our resources on the expansion of our business to business, ticketing and Internet operations. Ticketing has become a significant revenue source for Hollywood Media, most notably through the acquisition of Theater Direct International in September 2000 and the launch of Broadway.com in May 2000.

             While Hollywood Media believes that the acquisitions made during 2000 together with economies of scale introduced and closure of unprofitable business will lead Hollywood Media to a positive operating cash flow for the year 2001, there can be no assurances that the revenues generated will be sufficient to offset the associated expenses incurred.

         Liquidity and Capital Resources

            At December 31, 2000, Hollywood Media had cash and cash equivalents of $1,911,224 compared to cash and cash equivalents of $2,475,345 at December 31, 1999. Working capital at December 31, 2000 , which includes $19,131,714 in deferred advertising with CBS, was $14,871,414, as compared to a deficit of $4,817,879 at December 31, 1999. Net cash used in operating activities during fiscal 2000 was $13,017,504, primarily representing cash used to fund Hollywood Media's pre-tax loss, net of non-cash expenses including depreciation and amortization, reserve for closed stores and lease termination costs, CBS advertising and the inventory reserve. Net cash used in investing activities was $3,652,461, representing capital expenditures, acquisitions of web addresses and other investments, and distributions to minority interests. Net cash provided by financing activities amounted to $16,105,844 during 2000, primarily representing proceeds from issuance of common stock and proceeds from exercise of stock options and warrants. The combined effect of the above was a net decrease in cash and cash equivalents of $564,121 during 2000.

              Hollywood Media's Board of Directors approved the repurchase of $4.0 million of Hollywood Media's common stock. Pursuant to the plan, during the twelve months ended December 31, 2000 Hollywood Media repurchased 335,150 shares of common stock for an aggregate consideration of $2,661,924, and an average purchase price of $7.94 per share. In the aggregate, Hollywood Media has repurchased 417,500 shares of common stock for an aggregate consideration of $3,433,618 at an average price of $8.22 per share.

              During 2000 Hollywood Media issued 1,480,872 shares of common stock upon the exercise of outstanding stock options and warrants for which Hollywood Media received $7,022,412 in cash exercise proceeds and $5,468,501 in additional promotional advertising from CBS.

              The success of Hollywood Media's operations in future years is dependent on its ability to generate adequate revenue to offset operating expenses. Unless otherwise noted, the proceeds from the financing transactions in 2000 and 1999 were used to complete the acquisitions of five businesses in 2000 and 1999 and for general corporate purposes. Hollywood Media's management expects to require additional financing for the expansion of its businesses, and to support working capital requirements in future years.

              Hollywood Media is currently exploring additional financing alternatives, including a bank line of credit to allow Hollywood Media to finance such expansion, although there can be no assurance that such financing alternatives will be available to Hollywood Media or can be obtained on terms favorable to Hollywood Media.

              In the event that Hollywood Media requires additional funding and cannot secure additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $6 million in order to enable Hollywood Media to meet its working capital requirements during 2001; provided, however, that the commitment will terminate to the extent that Hollywood Media raises no less than $6 million from other sources and such additional funding is not expended on acquisitions.

         Inflation and Seasonality

            Although Hollywood Media cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on sales or results of operations. Hollywood Media considers its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book licensing and packaging operation as a result of the general publishing industry practice of paying royalties semi-annually. In addition, although not seasonal, Hollywood Media's intellectual properties division and NetCo Partners both experience significant fluctuations in their respective revenue streams, earnings and cash flow as a result of the significant amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. While certain of the development costs are incurred as normal recurring operating expenses, the recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

         Not applicable.

Item 8.     Financial Statements and Supplementary Data.
            --------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants........................  40

Consolidated Balance Sheets as of December 31, 2000
    and December 31, 1999.................................................  41

Consolidated Statements of Operations for the Years Ended
    December 31, 2000, 1999 and 1998......................................  42

Consolidated Statements of Shareholders' Equity for the Years
   Ended December 31, 2000, 1999 and 1998.................................  43

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998.......................................  44

Notes to Consolidated Financial Statements................................  45

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

ARTHUR ANDERSEN LLP


Miami, Florida,
March 30, 2001.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,         December 31,
                                                                                           2000                 1999
                                                                                       -------------        -------------
                                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                          $   1,911,224        $   2,475,345
    Receivables, net                                                                       1,866,565            1,155,999
    Inventories, net                                                                         106,700            1,246,733
    Prepaid expenses                                                                         687,028            1,687,347
    Other receivables                                                                        298,751               18,037
    Other current assets                                                                     240,450               67,541
    Deferred advertising - CBS                                                            19,131,714                   --
                                                                                       -------------        -------------
    Total current assets                                                                  24,242,432            6,651,002

PROPERTY AND EQUIPMENT, net                                                                2,802,840            1,877,959
INVESTMENTS                                                                                  872,545              549,975
NONCURRENT DEFERRED ADVERTISING - CBS                                                     91,714,019                   --
INTANGIBLE ASSETS, net                                                                     3,745,579            4,370,590
GOODWILL, net                                                                             45,173,047           46,483,647
OTHER ASSETS                                                                                 727,620            2,549,652
                                                                                       -------------        -------------
TOTAL ASSETS                                                                           $ 169,278,082        $  62,482,825
                                                                                       =============        =============
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                   $   3,194,105        $   2,181,089
    Accrued professional fees                                                                166,182              199,514
    Other accrued expenses (Note 10)                                                       2,277,931            1,579,682
    Deferred advertising - CBS                                                                    --            2,344,950
    Accrued reserve for closed stores                                                        798,362            2,366,432
    Deferred revenue                                                                       1,556,841              308,061
    Notes payable                                                                            750,000            1,928,138
    Current portion of capital lease obligations                                             627,597              561,015
                                                                                       -------------        -------------
    Total current liabilities                                                              9,371,018           11,468,881
                                                                                       -------------        -------------
CAPITAL LEASE OBLIGATIONS, less current portion                                              721,521              995,213
                                                                                       -------------        -------------
DEFERRED REVENUE                                                                             331,559              249,117
                                                                                       -------------        -------------
MINORITY INTEREST                                                                            160,094              270,828
                                                                                       -------------        -------------
COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                  --                   --
    Common stock, $.01 par value, 100,000,000 shares authorized; 24,730,968 and
        15,143,216 shares issued at December 31, 2000 and 1999, respectively                 247,309              151,432
    Warrants outstanding                                                                   7,007,013            5,096,704
    Deferred compensation                                                                   (102,067)            (306,200)
    Additional paid-in capital                                                           264,332,941          105,500,656
    Accumulated deficit                                                                 (112,791,306)         (60,943,806)
                                                                                       -------------        -------------
    Total shareholders' equity                                                           158,693,890           49,498,786
                                                                                       -------------        -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 169,278,082        $  62,482,825
                                                                                       =============        =============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------------
                                                                         2000               1999                1998
                                                                     ------------       ------------       ------------
NET REVENUES
    Ticketing                                                        $ 12,278,008       $         --       $         --
    Other                                                              17,239,497         10,106,111         11,126,516
                                                                     ------------       ------------       ------------
                                                                       29,517,505         10,106,111         11,126,516
                                                                     ------------       ------------       ------------
COST OF SALES
    Ticketing                                                          10,663,913                 --                 --
    Other                                                               3,600,089          3,572,832          5,987,383
                                                                     ------------       ------------       ------------
                                                                       14,264,002          3,572,832          5,987,383
                                                                     ------------       ------------       ------------
    Gross profit                                                       15,253,503          6,533,279          5,139,133
                                                                     ------------       ------------       ------------
OPERATING EXPENSES:
    General and administrative                                         11,220,529          8,227,022          5,196,364
    Selling and marketing                                               9,593,871          5,074,568          2,566,702
    Salaries and benefits                                              11,810,803          5,916,024          4,151,725
    Amortization of CBS advertising                                    24,244,647          2,344,950                 --
    Amortization of goodwill and intangibles                            6,775,206          3,704,011             31,428
    Depreciation and amortization                                       4,323,331          1,627,056          1,076,983
    Provision for closed stores and lease termination costs               233,763          4,551,094          1,121,028
                                                                     ------------       ------------       ------------
        Total operating expenses                                       68,202,150         31,444,725         14,144,230
                                                                     ------------       ------------       ------------
        Operating loss                                                (52,948,647)       (24,911,446)        (9,005,097)

EQUITY  IN EARNINGS OF INVESTMENTS                                      1,906,132          1,188,142            877,549

OTHER INCOME (EXPENSE):

    Interest expense                                                     (430,377)          (673,292)          (824,967)
    Interest income                                                        90,855            109,383              6,118
    Other, net                                                            (54,434)            (3,440)            42,989
                                                                     ------------       ------------       ------------
         Loss before minority interest and deferred tax expense       (51,436,471)       (24,290,653)        (8,903,408)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                            (411,029)          (366,371)          (347,081)
                                                                     ------------       ------------       ------------
         Loss before deferred tax expense                             (51,847,500)       (24,657,024)        (9,250,489)

DEFERRED TAX EXPENSE                                                           --                 --         (1,407,600)
                                                                     ------------       ------------       ------------
         Net loss                                                    $(51,847,500)      $(24,657,024)      $(10,658,089)
                                                                     ============       ============       ============

Basic and diluted loss per common share                              $      (2.23)      $      (2.01)      $      (1.47)
                                                                     ============       ============       ============
Weighted average common and common equivalent shares
   outstanding - Basic and diluted                                     23,270,862         12,310,195          7,456,651
                                                                     ============       ============       ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      Preferred
                                                     Stock, Series                            Additional
                                     Common Stock      A, B, C,     Warrants      Deferred     Paid-in     Accumulated
                                  Shares    Amount      D & D-2     Outstanding  Compensation  Capital       Deficit      Total
                               ----------- --------   -----------   -----------  ------------  ---------  ------------ -----------
Balance - December 31,1997       6,896,340  $ 68,963  $ 4,000,000   $ 586,600          --   $ 25,671,900 $ (25,223,610) $ 5,103,853

Non-cash dividend - preferred
  stock                             37,050       371           --          --          --        169,629      (233,329)     (63,329)
Cash dividend on preferred
  stock Series C                                  --           --          --          --             --       (60,000)     (60,000)
Conversion of convertible
  debentures into common
  stock                            173,568     1,736           --          --          --        663,953            --      665,689
Issuance of stock options
  and warrants for
  services rendered                               --           --          --          --         73,587            --       73,587
Employee stock bonuses             236,230     2,362           --          --    (510,333)       793,863            --      285,892
Issuance of preferred stock
  and warrants in private
  placement                                       --    2,152,261     497,583          --             --            --    2,649,844
Issuance of common stock in
  private placements               453,095     4,531           --          --          --      1,895,614            --    1,900,145
Issuance of common stock to
  the members of the Company's
  Board of Directors in a
  private placement                187,442     1,874           --          --          --        935,336            --      937,210
Shares repurchased and retired     (42,850)     (429)          --          --          --       (102,599)           --     (103,028)
Stock options and warrants
  exercise                         220,454     2,205           --    (249,600)         --      1,039,056            --      791,661
Net loss                                --        --           --          --          --             --   (10,658,089) (10,658,089)
                               -----------  --------   ----------    --------  ----------   ------------  ------------  -----------

Balance - December 31,1998       8,161,329    81,613    6,152,261     834,583    (510,333)    31,140,339   (36,175,028)   1,523,435

Dividends - preferred stock          6,675        67           --          --          --         79,741      (111,754)     (31,946)
Stock options and warrants
  exercise                         908,784     9,088           --    (497,583)         --      5,416,165            --    4,927,670
Issuance of common stock in
  private placements               989,297     9,893           --   2,866,071          --     14,201,370            --   17,077,334
Issuance of stock options
  and warrants for
  services rendered                184,018     1,840           --   1,350,045          --      2,298,793            --    3,650,678
Conversion of
  Series A,B,C,D,D-2
  Preferred Stock                1,580,490    15,805   (6,152,261)         --          --      6,136,456            --           --
Employee stock bonus                 2,500        25           --          --          --         46,225            --       46,250
Amortization of employee
  stock bonuses                         --        --           --          --     204,133             --            --      204,133
Issuance of stock for
  acquisitions                   3,317,623    33,176           --     543,588          --     46,310,570            --   46,887,334
Issuance of stock to satisfy
  capital lease obligation          32,000       320           --          --          --        539,331            --      539,651
Shares repurchased and retired     (39,500)     (395)          --          --          --       (668,334)           --     (668,729)
Net loss                                --        --           --          --          --             --   (24,657,024) (24,657,024)
                               ------------ --------   ----------  ----------  ----------   ------------  ------------ ------------

Balance - December 31,1999      15,143,216   151,432           --   5,096,704    (306,200)   105,500,656   (60,943,806)  49,498,786

Issuance of common stock and
  common stock warrants
  pursuant to CBS agreement      6,672,031    66,720           --   7,114,781          --    130,037,885            --  137,219,386
Warrant exercised by CBS         1,178,892    11,789           --  (7,114,781)         --     12,571,493            --    5,468,501
Stock options and warrants
  exercise                         301,980     3,020           --          --          --      7,019,392            --    7,022,412
Issuance of common stock -
  acquisitions                     345,379     3,454           --          --          --      1,796,014            --    1,799,468
Issuance of common stock -
 private placement               1,157,561    11,576           --     650,080          --      6,293,053            --    6,954,709
Common stock warrants issued
   in connection with investment
   in Movietickets.com                  --        --           --   1,000,000          --             --            --    1,000,000
Issuance of common stock,
  stock options and warrants
  for services rendered              9,511        95           --     260,229          --        168,392            --      428,716
Issuance of common stock -
 payment of note pay:              152,548     1,525           --          --          --      1,926,613            --    1,928,138
Non-cash issuance of common
  stock - franchise agreement      100,000     1,000           --          --          --      1,649,000            --    1,650,000
Employee stock bonus                 5,000        50           --          --          --         29,015            --       29,065
Amortization of employee stock
  bonuses                               --        --           --          --     204,133             --            --      204,133
Shares repurchased and retired    (335,150)   (3,352)          --          --          --     (2,658,572)           --   (2,661,924)
Net loss                                          --           --          --          --             --   (51,847,500) (51,847,500)
                               -----------  --------   ----------  ----------  ----------   -----------   -----------  ------------
Balance - December 31, 2000     24,730,968  $247,309   $       --  $7,007,013  $ (102,067)  $264,332,941 $(112,791,306)$158,693,890
                               ===========  ========   ==========  ==========  ==========   ============ ============= =============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------------------
                                                                                      2000            1999            1998
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $(51,847,500)   $(24,657,024)   $(10,658,089)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                 11,098,537       5,331,067       1,108,411
      Equity in earnings of Investments, net of return of invested capital             244,930         454,698         528,894
      Issuance of compensatory stock options and warrants for services rendered        457,781         322,568          73,587
      Amortization of deferred compensation costs                                      204,133         204,133         285,892
      Recognition of deferred gain                                                          --          (9,062)        (42,988)
      Loss on sale of equipment                                                        110,662              --              --
      Deferred tax expense                                                                  --              --       1,407,600
      Amortization of deferred financing costs                                          10,623         295,644         164,474
      Amortization of discount on convertible debentures                                    --              --         107,750
      Provision for bad debts                                                          504,539          82,237              --
      Provision for inventory obsolescence                                             569,946         283,950         232,383
      Provision for closed stores and lease termination costs                          233,763       4,551,094       1,121,028
      Minority interest                                                                411,029         366,371         347,081
      Return of capital from Tekno Books to minority partner                          (521,763)       (330,610)       (202,125)
      Amortization of CBS advertising                                               24,244,647       2,344,950              --
      Changes in assets and liabilities:
        Receivables                                                                   (803,298)        283,832        (225,611)
        Prepaid expenses                                                               407,675        (286,262)         46,705
        Inventories                                                                     29,024        (382,132)      1,008,485
        Other current assets                                                          (183,607)        150,305         (10,240)
        Other assets                                                                  (106,466)        259,164        (205,350)
        Accounts payable                                                               296,968         384,269        (611,826)
        Accrued professional fees                                                      (33,332)        (17,637)        (13,162)
        Deferred revenue                                                             1,280,750          43,548        (318,472)
        Other accrued expenses                                                         373,455         717,009         567,446
                                                                                  ------------    ------------    ------------
          Net cash used in operating activities                                    (13,017,504)     (9,607,888)     (5,288,127)
                                                                                  ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions, net of cash acquired                                  (297,295)     (7,424,929)             --
    Acquisitions of investments                                                       (567,500)             --              --
    Capital expenditures                                                            (1,705,166)       (514,319)       (965,801)
    Investment in trademarks and url's                                              (1,082,500)       (600,000)             --
                                                                                  ------------    ------------    ------------
          Net cash used in investing activities                                     (3,652,461)     (8,539,248)       (965,801)
                                                                                  ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments on) proceeds from revolving line of credit                                --        (758,917)        223,917
    Proceeds from shareholder/officer loan                                           2,050,000         711,000       3,794,500
    Payments of shareholder/officer loan                                            (2,050,000)       (811,000)     (3,779,500)
    Net proceeds from the issuance of preferred stock and warrants                          --              --       2,649,844
    Net proceeds from issuance of common stock                                      12,257,739      17,077,334       2,837,355
    Proceeds from exercise of stock options and warrants                             7,022,412       4,927,670         791,661
    Dividends on preferred stock                                                            --         (28,097)        (60,000)
    Payments to repurchase common stock                                             (2,661,924)       (668,729)       (103,028)
    Proceeds under sale leasebacks                                                          --          56,068         691,255
    Payments under capital lease obligations                                          (512,383)       (612,182)       (949,895)
                                                                                  ------------    ------------    ------------
          Net cash provided by financing activities                                 16,105,844      19,893,147       6,096,109
                                                                                  ------------    ------------    ------------
          Net (decrease) increase in cash and cash equivalents                        (564,121)      1,746,011        (157,819)

CASH AND CASH EQUIVALENTS, beginning of year                                         2,475,345         729,334         887,153
                                                                                  ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                                            $  1,911,224    $  2,475,345    $    729,334
                                                                                  ============    ============    ============
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
    Interest paid                                                                 $    409,095    $    374,867    $    539,687
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

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2000 AND 1999
                           --------------------------

(1) BACKGROUND:
--------------

Hollywood Media Corp. ("Hollywood Media") f/k/a Hollywood.com, Inc. was incorporated in the State of Florida on January 22, 1993. Hollywood Media is an entertainment-focused media and Internet provider of widely recognized brands and a broad collection of entertainment content data and related information in the industry. Hollywood Media also owns an extensive ticketing network and is engaged in the development and licensing of intellectual properties and the licensing of books. Hollywood Media generates revenues through the sale of advertising on its web site, the business-to-business syndication of entertainment-related content, sale of live theater tickets, and from advances paid by publishers and royalties received from Hollywood Media's library of book titles.

Hollywood Media's main web sites on the World Wide Web ("web") are Hollywood.com. and Broadway.com. Hollywood.com was acquired in May 1999 and features movie showtime listings, movie descriptions and reviews, digitized trailers and photos, entertainment news, box office results, interactive games, movie soundtracks, celebrity profiles and biographies, coverage of entertainment awards shows and film festivals and video coverage of movie premiers. Hollywood Media launched the Broadway.com web site on May 1, 2000. Broadway.com features theater showtimes for live theater venues in the United States as well as in London; the ability to purchase Broadway, off-Broadway and London theater tickets online; theater news; interviews with stage actors and playwrights; opening-night coverage; theater reviews and video excerpts from selected shows. Hollywood Media generates revenues through the sale of advertising on these web sites and the sale of live theater tickets online.

Hollywood Media's syndication business began in May 1999 with the acquisition of CinemaSource, Inc., a supplier of movie showtimes and related content in the United States and Canada to Internet sites and media outlets. Hollywood Media expanded its syndication business with the acquisition of Baseline in August 1999. Baseline is a pay-per-use subscription web site geared to movie professionals.

Hollywood Media acquired Theatre Direct NY, Inc. ("TDI") effective September 15, 2000. TDI is a ticketing wholesaler to the travel industry that provides groups and individuals with access to theater tickets and knowledgeable service covering shows on Broadway, off-Broadway and in London.

In December 1999, Hollywood Media closed all if its retail store operations and has written off the assets relating to such operations (Note 9).

In January 2001, Hollywood Media closed its online movie studio store, shopping.hollywood.com, which Hollywood Media opened in November 1998.

The intellectual properties division owns or controls the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities, which it licenses across all media, including books, films and television, multimedia software, and other products. Hollywood Media acquires the rights to its intellectual properties pursuant to agreements that grant it exclusive rights in the intellectual property itself, as well as the right to use the creator's name in the title of the intellectual property. The intellectual properties division also includes a 51%-owned book licensing and packaging operation named Tekno Books which focuses on developing and executing book projects, typically with best-selling authors, which books are then licensed for publication to book publishers. Tekno Books generates revenues from new book projects in the form of non-refundable advances paid by publishers and from royalties from its library of book titles.

Hollywood Media is a 50% partner in NetCo Partners. NetCo Partners was formed in June 1995 as a joint venture between Hollywood Media and C.P. Group, Inc., a company in which best-selling author Tom Clancy is a shareholder. NetCo Partners is engaged in the development and licensing of entertainment properties.

In 2000, Hollywood Media acquired an interest in MovieTickets.com, a joint venture with AMC Entertainment Inc. (AMC), National Amusements, Inc. (NAI) and Viacom Inc. As of December 31, 2000, Hollywood Media, AMC and NAI each own 31.67% of MovieTickets.com and Viacom Inc. owned 5%. The MovieTickets.com web site, which launched in May 2000, allows users to purchase movie tickets online and retrieve them at "will call" windows or kiosks at the theaters. The web site also features movie content from Hollywood.com for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos and box office results. MovieTickets.com generates revenue from the sale of advertising and from service fees charged to users for the purchase of tickets. These revenues are not included in Hollywood Media's revenues. Hollywood Media records its share of the earnings or loss in MovieTickets.com as equity in earnings (loss) of investments.

Hollywood Media has expended significant funds developing its business to business, ticketing, Internet ad sales, intellectual property, e-commerce, and other businesses. Operating losses since inception have contributed to an accumulated deficit of $112,791,306 at December 31, 2000. The success of Hollywood Media's operations in future years is dependent on its ability to generate adequate revenues to offset operating expenses. Hollywood Media expects to incur additional losses during the next several years while it continues to grow its businesses. Hollywood Media's operating plans and assumptions indicate that anticipated cash flows, when combined with other potential sources of capital, will be sufficient to meet working capital requirements for the year 2001. There can be no assurances that Hollywood Media will be able to generate sufficient revenues from these activities to cover its costs and therefore, Hollywood Media may continue to incur losses and negative cash flows from operations. To the extent that Hollywood Media does not generate sufficient revenues to offset expenses Hollywood Media will require further financing to fund ongoing operations.

In the event that Hollywood Media requires additional funding and cannot secure such additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $6 million in order to enable Hollywood Media to meet its working capital requirements during 2001; provided, however, that the commitment will terminate to the extent Hollywood Media raises no less than $6 million from other sources and such additional funding is not expended on acquisitions.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------

    Principles of Consolidation
    ---------------------------

The consolidated financial statements include the accounts of Hollywood Media, its wholly owned subsidiaries, and its 51% and 50.5% owned subsidiaries, Tekno Books and Fedora, Inc., respectively. All significant intercompany balances and transactions have been eliminated in consolidation and a minority interest has been established to reflect the outside ownership of Tekno Books and Fedora, Inc. Hollywood Media's 50% and 31.67% ownership interests in NetCo Partners and MovieTickets.com, respectively, are accounted for under the equity method of accounting.

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

Significant estimates and assumptions embodied in the accompanying financial statements include the adequacy of reserves for accounts receivables and closed stores and Hollywood Media's ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets, including the remaining carrying value of deferred advertising received from CBS in 2000 in exchange for shares of Hollywood Media's common stock.

    Cash and Equivalents
    --------------------

Hollywood Media considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $1,549,731 and $2,084,156, at December 31, 2000 and 1999, respectively.

    Receivables
    -----------

Receivables consist of amounts due from customers who have advertised on Hollywood Media's web sites, have purchased content from Hollywood Media's syndication businesses, have purchased live theater tickets and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Trade receivables are net of an allowance for doubtful accounts of $567,702 and $131,029 at December 31, 2000 and 1999, respectively.

Changes in the allowance for doubtful accounts consisted of:

                                                      December 31,
                                         --------------------------------------
                                            2000          1999           1998
                                         ---------      ---------      ---------

   Balance at beginning of year          $ 131,029      $  39,982      $  39,982
   Additions Charged to Expense            504,539         82,237             --
   Deductions                             (137,544)       (39,981)            --
   Additions from acquired companies        69,678         48,791             --
                                         ---------      ---------      ---------

   Balance at end of year                $ 567,702      $ 131,029      $  39,982
                                         =========      =========      =========

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

    Intangible Assets and Goodwill
    ------------------------------

Purchase price allocations for all of Hollywood Media's acquisitions have been made in accordance with Accounting Principles Board Opinion No. ("APB") 16. Pursuant to APB 16, acquired tangible assets and liabilities have been recorded at estimated fair value. The excess of the purchase price, including liabilities assumed, over the value assigned to net tangible assets acquired has been allocated first to any specifically identified intangibles then to goodwill.

Intangible Assets, net consist of the following:

                                                         December 31,
                                                 ----------------------------
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

Goodwill , net consists of the following:

                                                         December 31,
                                                ------------------------------
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

    Impairment of Long-Lived Assets
    -------------------------------

Hollywood Media applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under the provisions of this statement, Hollywood Media has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

Hollywood Media evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. Hollywood Media determines fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 2000, 1999 or 1998 other than the asset write downs discussed in Note 9 and Note 11.

    Revenue Recognition
    -------------------

Revenue recognition policies for advertising, syndication, ticketing, e-commerce, book packaging and licensing, and retail are set forth below.

       Advertising Revenue. Advertising revenue is derived from the sale of advertising on Hollywood Media's web sites. Advertising revenue is recognized over the period that the advertisement is displayed, provided that no significant obligations of Hollywood Media remain and collection is reasonably assured. Our obligations typically include guarantees of a minimum number of impressions or times that an advertisement is viewed by users of Hollywood Media's web sites. Revenue is recognized based on the number of impressions delivered to the customer.

       Syndication. Syndication revenue is derived from the sale of the entertainment related content to other businesses. Revenue is recorded after the information has been delivered and collection of the resulting receivable is reasonably assured. Royalty income is recognized pursuant to contract terms when the proceeds have been collected.

       Ticketing. Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational facilities. Revenue from ticket sales is recognized when collection is assured and upon delivery of the tickets to the customer. For large orders where credit is extended, revenue is recognized when the performance takes place because these customers, contractually, have the right to return tickets 14 days prior to the performance of the show. Hollywood Media records ticketing revenue and cost of sales on a gross basis in the accompanying consolidated statements of operations.

       Hollywood Media changed its method of revenue recognition effective January 1, 2001 to the date of performance for all ticket sales. The impact of this change on the financial statements for the periods prior to January 1, 2001 was not material. The impact on reported results of operations for 2000 would have been a reduction of recognized net revenues of approximately $350,000 or 1.2% and an increase in reported net loss of $46,000 or .09%.

       E-commerce. E-commerce revenue is derived from the sale of entertainment-related merchandise over the web. E-commerce revenue is recognized once the product has been shipped and payment is reasonably assured. Hollywood Media purchases the merchandise for resale to its customers. Accordingly, revenue and cost of sales are recorded on a gross basis in the accompanying statements of operations. The e-commerce division was closed in January 2001.

       Book Packaging and Licenses. Licensing revenues in the form of non-refundable advances and other guaranteed royalty payments are recognized when the earnings process has been completed, which is generally upon the achievement of milestones in the development/publishing of the property. Non-guaranteed royalties based on sales of licensed products and on sales of books published directly by Hollywood Media are recognized as revenues when earned based on royalty statements or other notification of such amounts from the publishers.

         Revenue relating to Hollywood Media's book packaging and licensing operation is recognized when the earnings process is complete, typically when a publisher accepts a book for publishing. Advances received from publishers are recorded as deferred revenues until the book is accepted by the publisher. Revenues are recorded net of agents' fees. In the book packaging and licensing division, expenditures for co-editors and permission payments are also deferred and recorded as prepaid expenses until the book is accepted by the publisher, at which time such costs are expensed.

         Retail. Revenue relating to sales at Hollywood Media's retail stores is recognized at the time of sale. All retail locations were closed in December 1999.

         Franchise Fees. Franchise fee revenue was recognized in 1998 when all material services or conditions relating to a franchise agreement had been substantially performed or satisfied.

    Web Site Development Costs
    ---------------------------

In accordance with Statement of Position ("SOP") No. 98-1 Hollywood Media capitalizes certain costs relating to the development of its web sites and certain costs related to substantial upgrades and enhancements made that result in added functionality to these web sites. Web site development costs capitalized during the year ended December 31, 2000 were $430,645. There were no web site development costs capitalized for the years ended December 31, 1999 and 1998.

    Pre-Opening Expenses
    --------------------

Pre-opening expenses related to new retail store openings in 1998 were expensed as incurred.

    Barter Transactions
    -------------------

Hollywood Media periodically enters into barter arrangements with other Internet companies to exchange advertising on each other's web sites. Prior to January 20, 2000, Hollywood Media reported revenue and expense from internet advertising barter transactions on a "gross" basis, and valued the transactions using an average rate per thousand impressions earned on similar sales of advertising for cash. In January 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached consensus on EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." As permitted under EITF 99-17, Hollywood Media adopted the consensus prospectively for transactions occurring after January 20, 2000. EITF No. 99-17 allows gross reporting of advertising barter transactions only where barter transactions can be supported by an equivalent quantity of similar cash transactions. Total Internet barter advertising in 1999 was $480,100. Hollywood Media has not determined what portion of this revenue would have been disallowed under EITF 99-17, but management believes the impact would not be material to 1999 revenue. Under EITF 99-17 Hollywood Media would not have recognized $220,000 and $2,130,112 in barter revenue and expense in 1999 and 1998, respectively, associated with the ABC programming agreement. See b. Retail Operations.

Prior to January 20, 2000 Hollywood Media entered into barter arrangements that were accounted for in accordance with APB Opinion No. 29 "Accounting for Nonmonetary Transactions." APB 29 indicates that accounting for a nonmonetary transactions, such as barter, should be based on the fair values of the assets transferred unless those fair values are not determinable with reasonable limits.

       a. Internet Operations. Hollywood Media recorded $956,181, $480,100 and $0 in 2000, 1999 and 1998 respectively, in barter revenue and expense relating to Internet advertising.

       Hollywood Media records barter revenue and expense under the NATO contract, which Hollywood Media acquired through its acquisition of hollywood.com, Inc. in 1999. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collects and compiles movie showtimes data for NATO member theaters and hosts web sites for each of the theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provides ongoing web site maintenance services for each of the theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters promote the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before feature films that play in most NATO-member theaters. Hollywood Media records revenue and expense from these activities measured at the fair value of the services exchanged in accordance with APB 29. In 2000 and 1999 Hollywood Media recorded $2,981,750 and $1,913,290, respectively, in revenue and expense under the NATO contract.

         b. Retail Operations. In 1999 and 1998 Hollywood Media recorded the exchange of air time given on the television monitors in its retail stores and promotional space given on its web site for advertising air time received on local ABC affiliate television stations at the estimated fair value of the air time received from the American Broadcasting Company ("ABC") affiliates in accordance with APB 29. The income and expense are recorded in equal amounts at the time when the advertising air time is received from ABC. Hollywood Media recorded revenues and selling and marketing expenses of $220,000 and $2,130,112 in 1999 and 1998 respectively, relating to the ABC programming agreement. This agreement was terminated in 1999.

    Comprehensive Income
    --------------------

SFAS No. 130, "Reporting Comprehensive Income" requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Adoption of this statement did not impact Hollywood Media's consolidated financial statements. For all periods presented, there were no differences between reported net income (loss) and comprehensive income (loss).

    Segment Information
    -------------------

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting of selected information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosure regarding Hollywood Media's business segments is contained in Note 17.

       Loss Per Common Share
       ---------------------

SFAS No. 128, "Earnings Per Share", requires companies to present basic and diluted earnings per share ("EPS"). Loss per common share is computed by dividing net loss after deducting dividends applicable to preferred stock, by the weighted average number of common and common equivalent shares outstanding as follows:

                                                           Year Ended December 31,
                                              ------------------------------------------------
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

    Stock-Based Compensation
    ------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," allows either adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations with supplemental disclosures. Hollywood Media has chosen to account for all stock-based arrangements under which employees receive shares of Hollywood Media's stock accounted for under APB 25 and make the related disclosures under SFAS No. 123. Pro forma loss per share, as if the fair value method had been adopted, is presented in Note 12. Stock options and warrants granted to non-employees are accounted for under the fair value method prescribed by SFAS No. 123 and related interpretations.

    Advertising Costs
    -----------------

Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. As further described in Note 11, in the first quarter of 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media is entitled to utilize a specified portion of this advertising each contract year. The deferred advertising is carried on Hollywood Media's balance sheet as a deferred asset and is being amortized ratably over the contract period; except in 2000 where Hollywood Media utilized an additional $5.2 million of CBS advertising for the launch of Broadway.com. Advertising expense recorded related to CBS advertising for 2000 and 1999 was $24,244,647 and $2,344,950, respectively, and is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS advertising - non-cash." All other advertising costs are reported as selling and marketing expenses in the accompanying consolidated statements of operations and include non-cash advertising expense for barter transactions of $3,937,931, $2,613,390 and $2,130,112 for 2000, 1999 and 1998, respectively.

    Post-Retirement Employment Benefits
    -----------------------------------

Hollywood Media does not currently provide post-retirement, employment benefits for its employees.

    401(K) Plan
    -----------

Hollywood Media established a 401(K) Plan (Plan) effective January 1, 2001. All employees of Hollywood Media meeting certain eligibility requirements, are eligible to participate in the Plan. The Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (but not greater than a statutorily prescribed annual limit). All amounts contributed by employee participants in conformance with Plan requirements and earnings on such contributions are fully vested at all times. Hollywood Media will match 50% of the first 8% of the employee's deferral in common stock on December 31, 2001. Only those employed on the last day of the Plan year will be eligible for a Hollywood Media match.

    Reclassifications
    -----------------

Certain reclassifications were made to prior year statements to conform with the current year's presentation.

(3) ACQUISITIONS:
    ------------

                  (a)      CinemaSource, Inc.:

On May 18, 1999, Hollywood Media acquired substantially all of the assets of CinemaSource, Inc. ("CinemaSource"), a privately held company, pursuant to the terms of the Asset Purchase Agreement dated March 29, 1999 for $6.5 million in cash and 436,191 shares of Hollywood Media's common stock valued at $12.50 per share. CinemaSource gathers movie data, including showtimes, synopses, photos and trailers, from theaters across the Country, and then licenses this data, in a compiled manner, to both large and small media companies.

                  (b)      hollywood.com, Inc.:

On May 20, 1999, Hollywood Media acquired all of the capital stock of hollywood.com, Inc. ("hollywood.com"), formerly called Hollywood Online Inc., from The Times Mirror Company ("Times Mirror"). The aggregate consideration paid to Times Mirror by Hollywood Media consisted of 2,300,075 shares of common stock, which was valued as of the date of the transaction at $12.64 per share and a one-year unsecured promissory note for $1,928,138 which was paid in 2000 with 152,548 shares of common stock. As part of the transaction costs Hollywood Media issued 53,452 shares of common stock for services rendered in connection with the acquisition valued at $1,063,315. This amount is included in the purchase price. In addition, Hollywood Media issued warrants to purchase 175,000 shares of common stock with a fair value of $1,415,223 to placement agents in the transaction. hollywood.com owns and operates the Hollywood.com web site offering viewers movie information, movie trailers, box office charts, movie soundtracks, photos and exclusive interactive games, celebrity interviews, local movie showtimes, and coverage of movie premieres, film festivals and movie-related events.

                  (c)      Baseline II, Inc.:

On August 31, 1999, Hollywood Media purchased substantially all of the motion picture-related data assets of Paul Kagan Associates, Inc., including the PKBaseline.com web site (now called Baseline.hollywood.com), several publications, including the Motion Picture Investor newsletter, and a consumer oriented movie web site. The aggregate purchase price paid for the Baseline assets consisted of 492,611 shares of common stock valued at $17.81 per share and warrants to purchase an aggregate of 54,735 shares of common stock at an exercise price of $18.27 per share valued at $543,588. The shares of common stock issued in the transaction cannot be transferred by the holders for a period of 24 months following the closing of the transaction.

The 1999 acquisitions of CinemaSource, hollywood.com and Baseline II were accounted for under the purchase method of accounting and accordingly, the operating results of CinemaSource, hollywood.com and Baseline have been included in Hollywood Media's consolidated financial statements since the respective dates of acquisition. The excess of the aggregate purchase prices over the fair value of net assets acquired in 1999 of $49.1 million is being amortized over 10 years.

                  (d)      BroadwayTheater.com, Inc.:

On May 1, 2000, Hollywood Media acquired substantially all of the assets of BroadwayTheater.com, Inc. ("BroadwayTheater.com"), a privately held company (with a sole shareholder), for $135,000 in cash and 83,214 shares of Hollywood Media's common stock valued at $14.00 per share and options valued at $128,752 to purchase 12,500 shares of common stock at $9.75 per share. The seller of BroadwayTheater.com, Inc. has the right to earn up to a maximum of 85,714 additional shares of Hollywood Media's common stock if the business meets specified gross profit targets each year for a three-year period measured on a fiscal year basis ending March 31, 2001 and continuing through to the fiscal year ending March 31, 2003. The contingent payment is a fixed number of shares each year (28,571) if gross profit targets, representing 25% growth over the prior year, are achieved each year. The earn-out payments will be accounted for as additional purchase price at the fair value of the additional consideration if and when the contingency payments are made. The 85,714 of contingent shares have not been issued at December 31, 2000. BroadwayTheater.com sells live theater tickets online predominately for Broadway, off-Broadway and London's theater performances, through the Broadway.com web site which is owned by Hollywood Media.

                  (e) Theatre Direct NY, Inc. (D/B/A Theatre Direct International):

On September 15, 2000, Hollywood Media acquired Theatre Direct NY, Inc. ("TDI") from Cameron Mackintosh for 66,291 shares of common stock valued at $505,719 and assumed $750,000 in promissory notes. In addition, Hollywood Media issued 195,874 shares of common stock as contingent consideration. These shares were placed in escrow and will be delivered to the seller if certain conditions are satisfied at the end of the one year period following the date of acquisition. Most notable is the condition that certain relationships remain in full force and effect for a period of one year from the date of acquisition. The 195,874 contingent shares have not been reflected in the purchase price and are not included in the calculation of weighted average shares outstanding during the period. TDI is a ticketing wholesaler primarily to the travel industry (including travel agencies and tour operators) and educational institutions for live theater productions running on Broadway, off-Broadway and in London.

The acquisitions in 2000 of BroadwayTheater.com and TDI were accounted for under the purchase method of accounting and, accordingly, the operating results of BroadwayTheater.com and TDI have been included in Hollywood Media's consolidated financial statements since the respective dates of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $2.6 million is being amortized over 10 years.

The purchase price of CinemaSource (a), hollywood.com (b), Baseline II, Inc.
(c), BroadwayTheater.com (d) and TDI (e) was allocated to assets and liabilities acquired as follows:

                                                  2000(d)(e)       1999(a)(b)(c)
                                                 ------------      ------------
   Tangible assets                               $    981,500      $  2,729,844
   Intangible assets                                       --         4,567,513
   Goodwill                                         2,754,271        48,932,777
   Liabilities assumed                               (889,008)         (586,877)
                                                 ------------      ------------
   Total purchase price                             2,846,763        55,643,257
   Less value of common stock
     and warrants issued                           (1,799,468)      (46,290,190)
   Less value of note issued                         (750,000)       (1,928,138)
                                                 ------------      ------------
             Subtotal                            $    297,295      $  7,424,929
                                                 ============      ============

   Paid in cash - purchase price, net of cash    $   (143,505)     $  6,534,190
     Acquired

   Paid in cash - acquisition costs                   440,800           890,739
                                                 ------------      ------------

   Total cash paid, net of cash acquired         $    297,295      $  7,424,929
                                                 ============      ============

In 2000, Hollywood Media recorded $185,008 in purchase price adjustments relating to acquisitions in 1999 which have been included in Goodwill.

The following are unaudited pro forma combined results of operations of Hollywood Media, hollywood.com, CinemaSource, Baseline and TDI for the years ended December 31, 2000 and 1999, as if the acquisitions of hollywood.com, CinemaSource and Baseline had occurred on January 1, 1998 and the acquisition of TDI had occurred on January 1, 1999:

                                             Year Ended December 31,
                               -----------------------------------------------
                                    2000             1999              1998
                               -------------     ------------      -----------
Net Revenues                   $  48,019,715     $ 30,472,655      $ 13,994,091
                               =============     ============      ============

Net Loss                       $ (51,708,630)    $(32,144,680)     $(20,316,273)
                               =============     ============      ============

Pro Forma Diluted Loss
  Per Share                    $       (2.22)    $      (2.35)     $      (1.90)
                               =============     ============      ============

Weighted Average Shares
 Outstanding                      23,319,536       13,742,734        10,685,528
                               =============     ============      ============

         These unaudited pro forma combined results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and certain contractual adjustments to salaries. They do not purport to be indicative of the results of operations which actually would have resulted had the acquired companies been under common control prior to the date of the acquisition or which may result in the future. The pre-acquisition results of operations of BroadwayTheater.com are not material to Hollywood Media's consolidated results of operations and therefore have been excluded from the pro forma combined results of operations.

         In January 2000 Hollywood Media acquired the web address Broadway.com for a purchase price of $1.6 million, paid with $1.0 million in cash and 35,294 shares of common stock valued at $17 per share. The common stock was issued in 1999 and delivered in anticipation of the 2000 closing. The 35,294 shares of common stock issued were restricted from resale for one year. Under the terms of the purchase agreement the seller has the right to require Hollywood Media to repurchase these shares for $17 per share after one year. The $1.6 million is reflected in the accompanying Consolidated Balance Sheet as an intangible asset at December 31, 2000. Acquisition costs incurred amounted to $2,856 and were charged to additional paid-in capital in 1999. The Broadway.com web site offers a comprehensive database of professional theater showtimes listings, with listings for more than 2,400 venues around the country and in London, as well as show synopses, cast and crew credits and biographies, digitized show previews and showtunes, a community chat area, interviews and the ability to purchase Broadway, off-Broadway and London theater tickets online.

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS:
    ------------------------------------

The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value due to the short maturity of the instruments. The carrying value of notes payable approximates fair value because the interest rates approximate the market rates.

(5) RECENTLY ISSUED ACCOUNTING STANDARDS:
    -------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. Hollywood Media will adopt SFAS No. 133 effective January 1, 2001. Hollywood Media believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as Hollywood Media currently has no derivatives.

In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Hollywood Media adopted SAB 101 in 1999. Hollywood Media's revenue recognition practices conform with the guidelines prescribed in SAB 101.

The EITF of the FASB reached a consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop web site should be capitalized or expensed. Hollywood

Media adopted this consensus in 2000. Such adoption did not have a material effect on Hollywood Media's consolidated financial position or results of operations.

In January 2000, the EITF reached consensus on EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." EITF 99-17 establishes guidelines for reporting revenue and expense from non-monetary transactions involving exchange of advertising. The consensus stipulates that revenue and expense should be recognized from an advertising barter transaction only if the fair value of the advertising surrendered in the transaction is determinable based on the entity's own historical practice of receiving cash for similar advertising sold to parties unrelated to the party in the barter transaction. Hollywood Media adopted EITF 99-17 prospectively for transactions occurring after January 20, 2000 (see Note 2).

In July 2000, the EITF reached a consensus on EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Hollywood Media's existing accounting policies conform to the EITF consensus.

(6)  PROPERTY AND EQUIPMENT, NET:

Property and equipment consists of:


                                                           December 31,
                                                  ----------------------------
                                                     2000              1999
                                                  -----------      -----------

          Furniture and Fixtures                  $   593,758      $   467,590
          Equipment                                 2,962,002        1,942,898
          Web Development                             430,645               --
          Equipment Under Capital Leases              565,623          260,350
          Leasehold Improvements                       70,752            6,940
                                                  -----------      -----------
                                                    4,622,780        2,677,778
          Less:  Accumulated Depreciation and
                          Amortization             (1,819,940)        (799,819)
                                                  $ 2,802,840      $ 1,877,959
                                                  ===========      ===========

Depreciation and amortization expense of property and equipment was $1,089,569, $1,486,458 and $1,076,983 for the years ended December 31, 2000, 1999 and 1998, respectively.

(7)  CAPITAL LEASE OBLIGATIONS:
     --------------------------

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2000 are as follows:

          Year                                                Amount
          ----                                                ------

          2001                                              $  853,134
          2002                                                 641,661
          2003                                                 163,157
          2004                                                   1,704
                                                            ----------
          Minimum lease payments                             1,659,656
          Less amount representing interest                   (310,538)
                                                            ----------
          Present value of net minimum lease payments        1,349,118
          Less: current portion                               (627,597)
                                                            ----------
                                                            $  721,521
                                                            ==========

In May 1998, Hollywood Media entered into a sale and leaseback transaction for 17 kiosks. The terms of the 1998 sale-leaseback were an aggregate sales price of $600,674, which approximated 75% of the original invoice cost of the units, a 42-month lease term, monthly payments of approximately $18,300, and a $1 buy-out at the end of the lease term. As additional consideration for the 1998 Sale-Leaseback, Hollywood Media issued to the lessor five-year warrants to purchase 5,203 shares of common stock at an exercise price of $5.775 per share. As security collateral for these leases, Hollywood Media issued an aggregate of 433,061 shares of its common stock which were placed in escrow (the "Escrow Shares"). In connection with the closure of the retail operations in 1998 and 1999, Hollywood Media negotiated with the lessor to satisfy its outstanding lease obligations related to kiosks that were written off. In October 1999, Hollywood Media entered into a prepayment agreement with the lessor to satisfy its lease obligation by selling escrowed shares and using the proceeds to repay the obligation. The lease liability of $539,651 was repaid from the proceeds of 32,000 escrowed shares sold. The remaining escrow shares were returned to Hollywood Media and cancelled. The asset related to this capital lease was written off in 1999 in connection with Hollywood Media's decision to exit its brick and mortar retail business - See Note 9.

(8)      DEBT:
         -----

In association with the TDI acquisition, Hollywood Media signed two promissory notes payable to the former owner. The notes payable have a face value of $500,000 and $250,000 and are due on March 26, 2001 (which date has been extended due to closing related adjustments which are expected to reduce the amount of the note) and September 26, 2001, respectively. The $500,000 note bears interest at Citibank, N.A. prime plus 1% (9.5% at December 31, 2000) and the $250,000 note is non-interest bearing.

On May 20, 1999, Hollywood Media delivered a $1,928,138 one-year unsecured promissory note of Hollywood Media payable to Times Mirror as partial consideration for the acquisition of hollywood.com, Inc. This note was paid on June 16, 2000 by issuing 152,548 shares of Hollywood Media's common stock valued at $12.64 per share.

In 1999, Hollywood Media's Chairman and Chief Executive Officer and Hollywood Media's Vice Chairman and President extended a $1.1 million unsecured line of credit facility to Hollywood Media. The line of credit bears interest at the JP

Morgan Bank prime rate of interest, is prepayable at any time without penalty by Hollywood Media, and is payable on demand of the holders. This line of credit was cancelled in connection with Viacom's exercise of warrants in the amount of $5.5 million during March 2000. During the second quarter of 2000, $2,050,000 was advanced under an unsecured line of credit facility to Hollywood Media. Hollywood Media drew upon this line of credit to enable Hollywood Media to meet its obligation to lend to a former shareholder of CinemaSource funds to pay a portion of the shareholder's taxes resulting from the sale of CinemaSource to Hollywood Media. The loan was repaid in full in 2000. There were no outstanding balances under this line of credit at December 31, 2000 and 1999, respectively. Interest expense on this line of credit amounted to $30,176 and $2,049 for 2000 and 1999, respectively.

In August 1997, Hollywood Media issued a $650,000 4% convertible debenture to a single institutional investor. The debenture was convertible by the holder into shares of Hollywood Media's common stock. During 1998, the debenture holder converted the entire $650,000 debenture plus accrued interest into a total of 173,568 shares of common stock. In conjunction with issuance of the debenture, the investor received warrants to buy 32,499 shares of common stock at exercise prices ranging from $6.00 to $6.53 per share. The warrants expire March 2, 2003. Hollywood Media recorded the convertible debenture net of a discount of $215,500 attributable to the intrinsic value of the nondetachable conversion feature. The discount was amortized as interest expense from the date of issuance through April 1998. Interest expense related to this discount was $107,750 in 1998.

(9)      ACCRUED RESERVE FOR CLOSED STORES:
         ----------------------------------

In 1998, Hollywood Media aggressively pursued closure of its retail kiosk locations. Fifteen of 29 mall leases were terminated. In 1999, Hollywood Media decided to exit its brick and mortar retail operation altogether and closed its remaining stores. Hollywood Media recorded provisions of $1,121,028 and $4,551,094 in 1998 and 1999, respectively, for asset impairments, inventory write-downs, and the estimated cost of early lease terminations. The $1,121,027 charges recorded in 1998 included $653,472 of non-cash asset impairments to write down 29 retail kiosks held for disposal to net realizable value as determined based on an appraisal and $467,555 of costs for exiting the related leases, comprised of management's best estimate of future contractual lease payments less, to the extent deemed probable, any reductions from early termination settlements reached with the lessors plus the estimated cost of negotiating such settlements. The $4,551,094 charges recorded in 1999 were comprised of the following: a $2,118,228 non-cash asset impairment charge to write-off the remaining assets of our brick and mortar retail business (such assets consisted primarily of the remaining carrying value of kiosks, leasehold improvements, computer systems and other furniture and equipment); $782,866 comprised of management's best estimate of future contractual lease payments less, to the extent deemed probable, any reductions from early termination settlements reached with the lessors plus the estimated cost of negotiating such settlements; and $1,650,000 for a settlement reached with a franchisee. In 1998, Hollywood Media entered into an agreement with a franchisee who obtained the exclusive rights to open traditional brick and mortar retail stores in the Phoenix, Arizona market area. Following the decision in 1999 to fully exit the brick and mortar retail business including the franchise operations Hollywood Media negotiated a settlement with the franchisee to avoid threatened litigation. In connection with the settlement Hollywood Media issued 100,000 unregistered shares of common stock valued at $1,650,000 to the franchisee. The shares were issued in February 2000 and were valued at $16.50 per share, the market price on the close of business the day prior to the date of issuance. In 2000, Hollywood Media made cash payments totaling $21,104 in connection with lease settlements and recorded additional charges of $233,763 associated with exiting its brick and mortar retail business. These charges included approximately $53,034 in an upward revision to the estimated cost of lease obligations, $50,000 in additional estimated costs for settling the remaining lease obligations and $130,729 of additional asset write-offs related to Hollywood Media's retail business. The reserve for closed stores of $2,366,432 at December 31, 1999 consists mainly of the liability to reacquire territorial rights and continuing lease obligations for exited locations. The balance at December 31, 2000 of $798,362 consists primarily of estimated liabilities remaining on lease obligations.

The rollforward of the activity in reserve for closed stores is as follows:

                                           Beginning                      Non-Cash         Cash
                                            Balance       Provision       Charges          Paid           Other        Balance
                                          -----------    -----------    -----------    -----------    -----------    ----------
December 31, 1998
---------------------------------

Activity - provision for closed stores:
  Write down of fixed assets held,
     not in use                           $        --    $   653,472    $ (653,472)    $        --    $        --    $       --
   Lease exit costs - contractual                  --        417,556             --       (110,514)            --       307,042
   Lease exit costs - estimated
     settlement costs                              --         50,000             --             --        (50,000)           --
   Costs to settle franchise rights                --             --             --             --             --            --
                                          -----------    -----------    -----------    -----------    -----------    ----------
   Total - December 31, 1998                       --      1,121,028       (653,472)      (110,514)       (50,000)      307,042
                                          -----------    -----------    -----------    -----------    -----------    ----------

December 31, 1999
---------------------------------

Activity - provision for closed stores:
  Write down of fixed  assets held,
     not in use                                    --      2,118,228     (2,118,228)            --             --            --
   Lease exit costs - contractual             307,042        705,880             --       (259,992)       (86,498)      666,432
   Lease exit costs - estimated
     settlement costs                              --         76,986             --        (26,986)            --        50,000
   Costs to settle franchise rights                --      1,650,000             --             --             --     1,650,000
                                          -----------    -----------    -----------    -----------    -----------    ----------
   Total - December 31, 1999                  307,042      4,551,094     (2,118,228)      (286,978)       (86,498)    2,366,432
                                          -----------    -----------    -----------    -----------    -----------    ----------

December 31, 2000
---------------------------------

Activity - provision for closed stores:
  Write down of fixed  assets held,
     not in use                                    --        130,729       (130,729)            --             --            --
  Lease exit costs - contractual              666,432         53,034             --        (21,104)            --       698,362
  Lease exit costs - estimated
    settlement costs                           50,000         50,000             --             --             --       100,000
  Costs to settle franchise rights          1,650,000             --             --             --     (1,650,000)           --
                                          -----------    -----------    -----------    -----------    -----------    ----------
    Total - December 31, 2000             $ 2,366,432    $   233,763    $  (130,729)   $   (21,104)   $(1,650,000)   $  798,362
                                          ===========    ===========    ===========    ===========    ===========    ==========

(10)     OTHER ACCRUED EXPENSES:
         -----------------------

Other Accrued Expenses consist of the following:


                                                          December 31,
                                                 -----------------------------
                                                    2000               1999
                                                 -----------       -----------

          Compensation and benefits              $   496,032       $   371,285
          Insurance                                  152,978            98,396
          Acquisition costs                          190,330                --
          Licensing fees                              91,800                --
          Interest                                    57,159            46,051
          Royalties                                   39,480            31,633
          Other                                    1,250,152         1,032,317
                                                 -----------       -----------
                                                 $ 2,277,931       $ 1,579,682
                                                 ===========       ===========

(11)  OFFERINGS OF SECURITIES:
      ------------------------

In March and April 1998, Hollywood Media sold 248,053 shares of its common stock to five accredited investors for gross proceeds of $1,037,500. In conjunction with the sale of these shares, Hollywood Media issued five-year warrants to three investors to purchase 55,000 shares of Hollywood Media's common stock at an exercise price of $4.66 per share. These warrants have a fair value of $99,850, calculated using the Black Scholes Model, and are included in additional paid in capital. Costs related to the issuance of these securities totaling $37,500 were charged to additional paid-in capital.

On June 30, 1998, Hollywood Media entered into a private equity line of credit agreement with two accredited investors and on January 7, 1999, this agreement was amended to increase the number of shares that could be issued under the equity line of credit. Pursuant to this agreement, as amended, these investors issued irrevocable commitments to purchase 433,334 shares of common stock of Hollywood Media over a one-year period. The purchase prices for the shares of stock issued to two accredited investors in connection with their equity line of credit during 1998 and 1999 were determined in accordance with the terms of the private equity line of credit agreement between Hollywood Media and the investors. The price for the initial $500,000 equity investment was the lowest closing bid price for Hollywood Media's stock during the five trading days preceding the date of issuance. Subsequent investments were made at 88% of the lowest closing bid price during the two trading days immediately preceding and the two trading days immediately following Hollywood Media's delivery of notice to the investors of the amount that Hollywood Media intended to sell to the investors. These terms were negotiated on an arms length basis with the investors. In conjunction with establishment of the equity line of credit, Hollywood Media issued three-year warrants to these investors to purchase 45,000 shares of Hollywood Media's common stock for an average price of $2.89 per share. The fair value of 45,000 warrants issued to the investors was approximately $130,000 at the time of issuance determined using the Black Scholes Model, and was included in additional paid in capital. The exercise price of the warrants for 20,000 of the shares was initially set at 130% of the market price, as defined subject to reduction (to an amount not less than 100% of the market price) depending on the number of initial shares of Hollywood

Media's common stock that the investors still own six months subsequent to their initial purchase. On June 30, 1998, these investors purchased an initial 100,000 shares of Hollywood Media's common stock at the market price of $5.00 per share. On November 24, 1998, Hollywood Media sold an additional 77,042 shares of common stock to these investors for $6.49 per share. Gross proceeds of $1,000,000 from the sale of these securities were received during 1998. Costs related to establishment of the equity line of credit and for the issuance of the securities pursuant to this line of credit totaling $99,855 were charged to additional paid-in capital. In addition, Hollywood Media issued 28,000 shares of common stock to the placement agent as part of this transaction which were valued at $156,657. During 1999, these investors purchased an additional 256,292 shares of Hollywood Media's common stock, for net proceeds of $2,468,659.

In July 1998, six members of Hollywood Media's Board of Directors (including Hollywood Media's Chairman of the Board and Chief Executive Officer, Hollywood Media's Vice Chairman and President, and the Chief Executive Officer of Tekno Books, Hollywood Media's 51%-owned subsidiary), purchased an aggregate of 187,442 shares of Hollywood Media's common stock for $5.00 per share, the then market price of the stock. In conjunction with the private placement of these shares, the investors received five-year warrants to purchase an aggregate of 93,721 shares of Hollywood Media's common stock at an exercise price of $5.00 per share, valued at $217,000, using the Black Scholes Model. The fair value of the warrants is included in additional paid in capital. The warrants were issued to each investor in proportion to their participation of the stock purchase.

In September and November 1998, Hollywood Media sold 250 shares of its 7% Series D Convertible Preferred Stock (the "Series D Preferred Stock") to two accredited investors. Hollywood Media realized gross proceeds of $2,500,000 from this private placement, less expenses and placement fees of $281,917. In connection with this transaction, Hollywood Media also issued two five-year warrants to each investor. The two warrants entitle the investors to purchase the number of shares of common stock equal to the aggregate purchase price of shares of Series D Preferred Stock acquired divided by the closing price of the common stock on the trading date immediately before the date of purchase, multiplied by 20% and 30%, respectively, at exercise prices equal to 150% and 125%, respectively, of such closing price, subject to certain adjustments. The value of the warrants on the dates of issuance of $414,372, less expenses of $33,730, has been deducted from the stated value of the Series D Preferred Stock and is reflected as warrants outstanding. The warrants were valued using the Black Scholes Model. Commissions and cost of issuance have been prorated between the Series D Preferred Stock and the warrants. The stock purchase agreement also provides for the potential issuance of adjustment shares of Hollywood Media's common stock to the holders of the Series D Preferred Stock under certain limited conditions. All outstanding shares of Series D were converted into shares of common stock in 1999 and adjustment shares were never issued. The Series D Preferred Stock were convertible by the holder into shares of common stock based on an initial conversion price equal to 105% of the average of the closing prices of the common stock for the five trading days ending on the trading day immediately preceding the closing (the "Conversion Price"). The Conversion Price determined at the date of the closing was not materially different from the market price of Hollywood Media's stock on that date. During 1999 the holders of Series D Preferred Stock converted all of the outstanding shares into 679,859 shares of common stock in accordance with the original terms of the preferred stock purchase agreement.

In November 1998, Hollywood Media sold 50 shares of its 7% Series D-2 Convertible Preferred Stock (the "Series D-2 Preferred Stock") to an accredited investor. Hollywood Media realized gross proceeds of $500,000 from this private placement, less expenses and placement fees of $68,239. In connection with this transaction, Hollywood Media also issued two five-year warrants to the investor. The warrants entitle the investor to purchase 25,000 shares of Hollywood Media's common stock for $5.175 per share and 16,667 shares for $6.26 per share, both of which were above market exercise prices at the time the warrants were issued. The value of the warrants on the date of issuance of $116,941 has been deducted from the stated value of the Series D-2 Preferred Stock and is reflected as warrants outstanding. The Series D-2 Preferred Stock was convertible by the holder into shares of common stock based on the Series D-2 Preferred Stock's stated value per share of $10,000 at a conversion price of $5.00 per share, which was consistent with the market price of our stock on the closing date. During 1999 the holders of Series D-2 Preferred Stock converted all of the outstanding shares into 100,000 shares of Hollywood Media's common stock in accordance with the original terms of the preferred stock purchase agreement.

On February 17, 1999, the holder of Hollywood Media's Series C 4% Convertible Preferred Stock ("Series C Preferred Stock") converted all of the outstanding shares of Series C Preferred Stock into 500,000 shares of Hollywood Media's common stock in accordance with the original terms of the preferred stock purchase agreement. The Series C Preferred Stock was convertible at any time beginning on June 20, 1997 into a number of shares of common stock calculated by dividing $100 for each share of preferred stock surrendered by $6.325 (the Conversion Price) subject to adjustment in the event of subsequent issuances of our common stock at prices less than the Conversion Price. The market price of Hollywood Media's common stock was $5.63 per share on the date of issuance.

On May 18, 1999, the holders of Hollywood Media's Series A and B Variable Rate Convertible Preferred Stock ("Series A and B Preferred Stock") converted all of the outstanding shares of Series A and B Preferred Stock into 300,631 shares of Hollywood Media's common stock. The Series A and B Preferred Stock was convertible during the two year period commencing on November 28, 1995 at the option of the holders into shares of common stock on a one-for-one basis. On May 14, 1999 a second amendment to the Preferred Stock Purchase Agreement was executed which extended the conversion period through May 17, 1999 and revised the conversion ratio for Series A and Series B.

Hollywood Media's Series B, C, D and D-2 Convertible Preferred Stock did not have beneficial conversion features. The conversion prices for these instruments were based on the market prices of Hollywood Media's common stock at or very near the time of issuance. Therefore, there were no beneficial conversion features present.

On May 17, 1999, Hollywood Media issued 569,820 shares of common stock in a private placement at a purchase price of $21.25 per share. In addition, Hollywood Media issued to the same investors warrants to purchase an aggregate of 189,947 shares of common stock at an exercise price of $21.25 per share. The warrants were valued at $2,866,071 using the Black Scholes Model and are included in additional paid in capital. The gross proceeds of the private placement were $12,108,675. Hollywood Media issued 42,600 shares of common stock as a fee to the placement agent. The value of the shares ($915,900) was deducted from additional paid in capital.

On May 18, 1999, Hollywood Media acquired substantially all of the assets of CinemaSource. The purchase price consisted of cash and 436,191 shares of common stock valued at $12.50 per share. In addition, stock options to acquire 50,000 shares of common stock at an exercise price of $5 per share were issued for services rendered in connection with the acquisition. These stock options were valued at $511,587 using the Black Scholes Model and are included in the purchase price.

On May 20, 1999, Hollywood Media acquired all of the capital stock of hollywood.com, Inc. The purchase price consisted of an unsecured promissory note for $1,928,138 and 2,300,075 shares of common stock valued at $12.64 per share. As part of the transaction costs Hollywood Media issued 53,452 shares of common stock for services rendered in connection with the acquisition valued at $1,063,315. This amount is included in the purchase price. In addition, Hollywood Media issued warrants to purchase 175,000 shares of common stock with a fair value of $1,415,223 to placement agents in the transaction. The warrants were valued using the Black Scholes Model and were capitalized as part of the cost of the acquisition.

On August 31, 1999, Hollywood Media acquired substantially all of the motion picture-related assets of Paul Kagan Associates, Inc. for 492,611 shares of common stock valued at $17.81 per share.

On August 31, 1999, Paul Kagan individually invested approximately $2.5 million in cash in Hollywood Media in exchange for 163,185 unregistered and restricted shares of Hollywood Media common stock in accordance with a subscription agreement dated August 31, 1999.

In October 1999 Hollywood Media issued 135,000 shares of common stock valued at $2,295,010 to AOL Latin America S.L. ("AOL-LA") plus a ten-year warrant to purchase 100,000 shares of common stock at an exercise price of $21.42 per share and valued at $1,079,350 using the Black Scholes Model, in exchange for a four-year Interactive Services agreement which provided anchor tenant placement for Spanish and Portugese versions of the Hollywood.com web site on AOL-LA. Hollywood Media created and launched Brazilian, Mexican and Argentinean versions of the Hollywood.com web site in Spanish and Portuguese languages. During the initial four-year term of the agreement Hollywood Media would be entitled to all advertising revenues sold on Hollywood Media's Latin American sites and all product revenues generated by the Big-E web site. In addition, Hollywood Media would be entitled to 65% of any advertising revenues sold on each of Hollywood Media's Latin American web sites by representatives of AOL-LA. This contract was valued at $3,374,360 (the fair value of the equity instruments given) in 1999 and was being amortized over the four-year term of the agreement. Amortization expense of $140,598 is included in the accompanying 1999 consolidated statement of operations. This asset was used to generate advertising revenue on Hollywood Media's web sites targeted to users in Latin America. During the fourth quarter of 2000, Hollywood Media recognized that due to poor economic conditions in Latin America, weak advertising revenues, and lower than expected traffic levels and subscribers, Hollywood Media could no longer expect any significant cash flows from Latin American business. As a result, management's forecast indicated that the carrying value of the asset was not realizable and the entire remaining balance of the asset was written off in December 2000. Amortization expense in the accompanying 2000 consolidated statement of operations includes $3,233,762, representing amortization recorded in the first three quarters of 2000 and the write off of the remaining carrying value in the fourth quarter related to this agreement.

In December 1999, Hollywood Media issued 35,294 shares of stock valued at $17 per share, or $600,000, to Broadway Technologies Group, Inc. to acquire the web address Broadway.com. This transaction closed in January 2000 at which time Hollywood Media paid the balance of the $1.0 million purchase price in cash. The stock was held in escrow by legal counsel in 1999 prior to closing. The 35,294 shares of common stock issued were restricted from resale for one year. Under the terms of the purchase agreement the seller has the right to require Hollywood Media to repurchase these shares for $17 per share after one year.

Hollywood Media incurred $2,856 in acquisition costs in 1999 that were charged to additional paid-in capital.

On January 3, 2000, Hollywood Media issued 6,672,031 shares of common stock valued at $19.50 per share or $130,104,605 to Viacom in exchange for CBS advertising, promotion and content over a seven year period and $5,303,030 in cash. In addition, Viacom received a contingent warrant to purchase 1,178,892 shares of common stock exercisable by committing to provide $5,468,501 of additional advertising to be used over a two-year period and paying $5,468,501 in cash. Viacom delivered the required consideration and exercised the warrant on March 28, 2000. The fair value of the warrant was determined to be $12,583,282 using the Black-Scholes option valuation model as of the March 28, 2000, the commitment date for the transaction. The fair value of common stock and warrant issued to Viacom has been recorded in the balance sheet as deferred advertising. Hollywood Media is entitled to receive a fixed amount of advertising over each contract year; therefore the advertising is amortized ratably over the seven year contract life; except for the $5.5 million of advertising received from the exercise of the warrant which is being amortized over the two year period in which it must be utilized. Hollywood Media amortized $24.2 million and $2.3 million in CBS advertising for 2000 and 1999, respectively. Viacom will conduct the advertising and promotion across its full range of CBS media properties, including the CBS television network, CBS owned and operated television stations, CBS cable networks, Infinity Broadcasting Corporation's radio stations and outdoor billboards, CBS Internet sites and CBS syndicated television and radio programs. To supplement Hollywood Media's internal sales efforts, Hollywood Media will have the right to require Viacom to sell advertisements on the Hollywood.com web site generating advertising revenues of up to $1.5 million per year and will pay an 8% commission on any additional advertising revenues generated by Viacom for Hollywood Media. In September 2000, Viacom prepaid the $1.5 million in advertising revenue for the contract period October 2000 to September 2001. Advertising revenues are recorded in the applicable period in which the ads are delivered to Viacom. Of the $1.5 million that was received in September 2000 $973,582 was recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2000. Hollywood Media issued Viacom warrants to purchase 100,000 shares of stock at an exercise price of $7.82 per share in connection with certain marketing commitments of Hollywood Media. These warrants have been valued at $201,892, using the Black Scholes Model.

On February 8, 2000, Hollywood Media issued 100,000 shares of common stock valued at $1,650,000 in order to reacquire territorial rights as per a franchise agreement. Hollywood Media closed its retail operations in December 1999 and included this amount in the accompanying December 31, 1999 consolidated balance sheet as part of accrued reserve for closed stores.

On May 1, 2000, Hollywood Media acquired substantially all the assets of BroadwayTheater.com for $135,000 in cash, 83,214 shares of common stock valued at $14.00 per share and options to purchase 12,500 shares of common stock at an exercise price of $9.75 per share. The options were granted to a broker involved in the transaction. These stock options were valued at $128,752 using the Black Scholes Model.

On June 16, 2000, Hollywood Media issued 152,548 shares of common stock valued at approximately $12.64 per share in order to pay-off an unsecured promissory note payable to the Times Mirror Company.

On August 22, 2000, Hollywood Media issued 358,423 shares of common stock in a private placement at a purchase price of $8.37 per share. In addition, Hollywood Media issued to the same investors warrants to purchase an aggregate of 60,000 shares of common stock at a price of $10 per share. These warrants have been valued at $358,016 using the Black Scholes Model and recorded as warrants outstanding. Hollywood Media incurred $93,977 in transaction costs and issued 7,168 shares of common stock as a fee to the placement agent. Hollywood Media also issued adjustment warrants to these investors. The right to purchase additional shares under the adjustment warrants will be determined at the conclusion of each of ten thirty-day adjustment periods based on the "market price" during each adjustment period. The adjustment periods are the thirty-day period ending December 8, 2000 and each of the nine succeeding thirty-day periods ending September 6, 2001. If the market price is below $9.63 during any adjustment period, Hollywood Media will be obligated to issue additional shares to the investors for no additional consideration. The exact number of shares issuable upon exercise of an adjustment warrant during each adjustment period is equal to (1) $9.63 minus the market price, divided by (2) the market price, and multiplied by (3) 35,842. Hollywood Media issued 30,760 shares of common stock as adjustment shares to the investors in December 2000. The adjustment shares were recorded as additional paid-in capital.

On September 15, 2000, Hollywood Media acquired TDI for 66,291 shares of common stock valued at $505,719 or $7.63 per share. In addition, Hollywood Media issued and placed 195,874 shares of common stock in escrow for a period of twelve months and which will be delivered to the seller if certain conditions are satisfied at the end of the twelve month period. The 195,874 contingent shares were not included in the purchase price. The fair value of the 195,874 shares will be recorded as additional purchase price if the conditions are satisfied at the end of the twelve month period.

During November 2000, Hollywood Media issued 733,696 shares of common stock in a private placement to accredited investors for an aggregate consideration of $4,250,002. The shares issued and aggregate proceeds include 125,001 shares of Hollywood Media's common stock purchased by Hollywood Media's Chairman and Chief Executive Officer at a purchase price of $6 per share. Hollywood Media incurred $201,316 in transaction costs, issued 27,514 shares of common stock, and warrants to purchase 55,000 shares of common stock valued at $292,064, in accordance with SFAS 123 as fees to the placement agents.

Hollywood Media's Board of Directors approved a plan for the repurchase of $4.0 million of Hollywood Media's common stock. Pursuant to the plan, during the year ended December 31, 2000 Hollywood Media repurchased 335,150 shares of common stock for an aggregate consideration of $2,661,924, at an average purchase price of $7.94 per share. In the aggregate, Hollywood Media has repurchased 417,500 shares of common stock for an aggregate consideration of $3,433,681 at an average price of $8.22.

In 2000, Hollywood Media issued 1,480,872 shares of common stock upon the exercise of outstanding stock options and warrants for which Hollywood Media received $7,022,412 in cash exercise proceeds and $5,468,501 in additional promotional advertising from CBS.

In addition to the transactions described above, Hollywood Media occasionally issues equity instruments to third parties in exchange for services. During 2000, 1999 and 1998, Hollywood Media issued equity instruments with an aggregate fair value of $457,781, $322,568 and $73,587 respectively, in exchange for services. Equity instruments issued for services in 2000 include 14,511 shares of common stock valued at $105,834 and options and warrants to purchase 172,800 shares of common stock with an aggregate fair value of $351,947. Equity instruments issued for services in 1999 include 8,548 shares of common stock valued at $107,060 and options and warrants to purchase 171,232 shares of our common stock with an aggregate fair value of $215,508. In 1998, Hollywood Media issued options and warrants to purchase 123,432 shares of common stock with an aggregate fair value of $73,587 in exchange for services. Shares of common stock issued for services are valued at the market price of our common stock. Stock options and warrants are valued using the Black Scholes valuation model. The value of the equity instruments is calculated as of the measurement date, which is usually the date that performance is completed.

The table below summarizes the nature of services received, fair value of equity instruments issued and the classification in the accompanying statements of operations.


                                              2000         1999          1998
                                           ----------   ----------    ---------

  General and administrative expenses
    Consulting services                    $  150,056   $  159,083    $  54,189
    Packaging fees                             28,824       60,810           --

  Selling and Marketing
    Marketing services                        201,891           --           --

  Salaries and benefits
    Employee stock bonus                       29,065       46,250           --

  Interest expense                             47,945       56,425       19,398
                                           ----------   ----------    ---------
                                           $  457,781   $  322,568    $  73,587
                                           ==========   ==========    =========



(12)  STOCK OPTION PLANS AND EMPLOYEE STOCK BASED COMPENSATION
      --------------------------------------------------------

          1993 Stock Option Plan
          ----------------------

Under Hollywood Media's 1993 Stock Option Plan (the "1993 Plan"), 3,000,000 shares of Hollywood Media's common stock are reserved for issuance upon exercise of options. In addition, the 1993 Plan provides that the number of shares reserved for issuance thereunder will automatically be increased on the first day of each fiscal quarter of Hollywood Media so that such number equals 12.5% of Hollywood Media's outstanding shares of common stock. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of Hollywood Media's Board of Directors (the "Committee") administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible consultants, employees and officers of Hollywood Media.

The 1993 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Options are granted under the 1993 Plan on such terms and at such prices as determined by the Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant, or after the expiration of 10 years from the date of grant. Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorizes Hollywood Media to make loans to employees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the rate of interest payable by Hollywood Media to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. No such loans were made in 2000, 1999 or 1998.

          2000 Stock Option Plan
          ----------------------

In December 2000, the Board of Directors and Hollywood Media's shareholders approved Hollywood Media's 2000 Stock Incentive Plan (the "2000 Plan"). The purpose of the 2000 Plan is to advance the interests of Hollywood Media by providing an additional incentive to attract, retain and motivate highly competent persons as officers and key employees of, and consultants to, Hollywood Media and its subsidiaries and affiliates and to encourage stock ownership in Hollywood Media by such persons by providing them opportunities to acquire shares of Hollywood Media's common stock, or to receive monetary payments based on the value of such shares pursuant to the Benefits described therein. Additionally, the 2000 Plan is intended to assist in further aligning the interests of Hollywood Media's officers, key employees and consultants to those of its other stockholders.

         Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon exercise of Benefits granted under the 2000 Plan. In addition, the 2000 Plan provides that the number of shares reserved for issuance thereunder are automatically increased on the first day of each fiscal quarter of Hollywood Media beginning on January 1, 2001, so that such number shall equal the lesser of 2,000,000 shares of Common Stock (which number is subject to adjustment in accordance with Section 13 thereof) or five percent (5%) of Hollywood Media's outstanding common stock. The maximum number of shares of Common Stock with respect to which Benefits may be granted or measured to any individual participant under the Plan during the term of the Plan shall not exceed 750,000; provided, however, that the maximum number of shares of Common Stock with respect to which Stock Options and Stock Appreciation Rights may be granted to an individual participant under the Plan during the term of the Plan shall not exceed 750,000 (in each case subject to adjustments made in accordance with Section 13 thereof). If any Benefit granted pursuant to the 2000 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the 2000 Plan. The shares acquired upon exercise of Benefits granted under 2000 Plan will be authorized and unissued shares of common stock. Hollywood Media's shareholders do not have any preemptive rights to purchase or subscribe for the shares reserved for issuance under the 2000 Plan.

         The 2000 Plan is administered by the Stock Option Committee, which has the right to determine, among other things, the persons to whom options are granted, the number of shares of common stock subject to options, the exercise price of options and the other terms and conditions thereof. The 2000 Plan provides for the issuance of Incentive Stock Options and Nonqualified Stock Options. An Incentive Stock Option is an option to purchase common stock that meets the definition of "incentive stock option" set forth in Section 422 of the Internal Revenue Code of 1986. A Nonqualified Stock Option is an option to purchase common stock that meets certain requirements in the plan but does not meet the definition of an "incentive stock option" set forth in Section 422 of the Code. In addition, the Benefits under the Plan may be granted in any one or a combination of Options, Stock Appreciation Rights, Stock Awards, Performance Awards and Stock Units. Upon receiving grants of Benefits, each holder of a Benefit must enter into a benefit agreement with Hollywood Media that contains the appropriate terms and conditions as determined by the Stock Option Committee.

         As of March 15, 2001, options to purchase 550,000 shares of common stock were outstanding under the 2000 Plan and no options issued under the 2000 Plan had been exercised.

       Directors Stock Option Plan
       ---------------------------

Hollywood Media has established the Directors Stock Option Plan for directors, which provides for automatic grants to each director of options to purchase shares of Hollywood Media's common stock having a market value at the time of grant equal to $25,000 (i) upon a person's election as a director and (ii) each year thereafter upon such person's reelection as a director of Hollywood Media, in both instances at an exercise price equal to the fair market value of the common stock on the date of the grant. A total of 150,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Stock Option Plan. Options granted under the Directors Stock Option Plan become exercisable in full six months after the date of grant and expire five years after the date of grant. The Board of Directors, at its discretion, may cancel all options granted under the Directors Stock Option Plan that remain unexercised on the date of consummation of certain corporate transactions described in the Directors Stock Option Plan.

A summary of all stock option and warrant transactions for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                       Weighted                   Weighted
                                                       Average                    Average
                                                       Exercise                   Exercise
                                       Shares           Price      Shares          Price
                                     ----------      ---------   ----------      ---------
Outstanding at December 31, 1997        904,341      $    6.34      865,242      $    7.76
Granted                                 138,780           5.55      760,148           5.05
Exercised                               (14,954)          5.81     (205,500)          3.43
Cancelled                               (98,849)          6.52     (120,000)         13.20
                                     ----------                  ----------

Outstanding at December 31, 1998        929,318           6.17    1,299,890           5.99
Granted                               2,276,157          16.65      587,398          17.29
Exercised                              (191,826)          6.91     (716,958)          5.67
Cancelled                              (223,498)         11.90      (13,554)          9.68
Expired                                      --          13.20      (30,000)         13.20
                                     ----------                  ----------

Outstanding at December 31, 1999      2,790,151          14.10    1,126,776          10.07
Granted                                 771,808          11.36    1,505,427           5.91
Exercised                              (128,123)          6.06   (1,352,749)          4.94
Cancelled                              (713,346)         15.58      (17,357)          5.31
Expired                                      --             --           --             --
                                     ----------                  ----------

Outstanding at December 31, 2000      2,720,490      $   13.70    1,262,097      $   11.97
                                     ==========                  ==========

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

The weighted average fair value of all options and warrants granted in 2000, 1999 and 1998 was $7.76, $16.80 and $1.76 per share, respectively.

The exercise prices of some options differ from the market price of the stock on the grant date. The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date:

                                             2000       1999        1998
                                             -----      -----       -----

Exercise Price Equals Market Price
    Weighted average exercise price          $11.96     $17.28      $ 5.66
    Weighted average fair value               10.01      17.28        2.40

Exercise Price Exceeds Market Price
    Weighted average exercise price           10.16      17.48        5.26
    Weighted average fair value                8.77      16.96        1.44

Exercise Price is Less Than Market Price
    Weighted average exercise price           19.10      15.62        4.06
    Weighted average fair value               16.24      18.18        2.84

The following table summarizes information about stock options and warrants outstanding at December 31, 2000:

                  OPTIONS AND WARRANTS OUTSTANDING                               EXERCISABLE
                  --------------------------------                               -----------
                                             Weighted
                                              Average       Weighted                           Weighted
        Range of                             Remaining      Average                            Average
       Exercise           Number            Contractual     Exercise             Number        Exercise
         Price        Outstanding           Life (Years)     Price             Exercisable      Price
    --------------    -----------           -----------     --------           -----------     --------
    $          .01           15,764             4.49        $  .01                15,764       $   .01
     3.12 -   5.99          485,887             3.55          5.09               309,953          5.13

     6.00 -   7.99          631,497             2.23          6.80               357,604          6.60

      8.00 - 14.75        1,038,745             4.35         10.97               245,771          8.71

     14.76 - 17.75          840,273             3.63         16.94                25,604         17.12

     17.76 - 23.00          970,421             3.52         20.58               604,147         21.14
                         ----------                                           ----------
                          3,982,587             3.65         13.14             1,558,843         12.38

Had compensation cost for the 1993 Plan and the Directors Stock Option Plan been determined consistent with SFAS No. 123, Hollywood Media's net loss and loss per share would have increased to the following pro forma amounts:

                                       2000           1999            1998
Net loss           As Reported     $(51,847,500)  $(24,657,024)   $(10,658,089)
                   Pro Forma        (53,228,309)   (29,001,525)    (10,989,891)

Basic and diluted  As Reported     $      (2.23)  $      (2.01)   $      (1.47)
loss per share     Pro Forma              (2.29)         (2.36)          (1.51)

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

In 2000, 1999 and 1998, Hollywood Media recorded an expense of $428,716, $276,318 and $73,587, respectively, related to stock options granted on various dates to non-employees of Hollywood Media.

     Employee Stock Based Compensation
     ---------------------------------

In 1998, incentive stock bonuses were granted to various officers of Hollywood Media by issuing 236,230 shares of common stock. Of these shares that were issued, 200,000 were restricted and vest evenly over 36 months. In 1999, Hollywood Media issued 2,500 shares of restricted common stock to an officer, as an incentive stock bonus, valued at $46,250, the fair market value of the common stock on the date of issuance. In 2000, Hollywood Media issued 5,000 shares of restricted common stock as an incentive stock bonus to an employee, valued at $29,065, the fair market value of the common stock on the date of issuance. Hollywood Media recorded $233,198, $250,383 and $285,892 as compensation expense for the twelve months ended December 31, 2000, 1999 and 1998, respectively.

 (13)  INCOME TAXES:
       -------------

Hollywood Media is in a loss position for both financial and tax reporting purposes. Hollywood Media follows SFAS No. 109, "Accounting for Income Taxes" which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is "more likely than not". The primary item giving rise to such deferred tax asset is a loss carryforward of approximately $92,820,000 as a result of the operating losses incurred for the period from inception (January 22, 1993) to December 31, 2000. However, due to the uncertainty of Hollywood Media's ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to Hollywood Media's ability to utilize its loss carryforwards subject to the "ownership change" provisions of
Section 382 of the U.S. Internal Revenue Code, Hollywood Media had established a valuation allowance for the full amount of the deferred tax asset in 1996. During 1997, based primarily on taxable income that was expected to be generated upon consummation of a specific planned transaction, Hollywood Media decreased the valuation allowance by $1,407,600. Hollywood Media re-established the valuation allowance to the full amount of the deferred tax asset in 1998, because management no longer expected that the transaction would be consummated.

The loss carryforwards expire as follows:

                                                   2008           $    528,000
                                                   2009              5,065,000
                                                   2010              7,990,000
                                                   2011              6,211,000
                                                   2012              5,771,000
                                                   2018             7,950,000
                                                   2019             18,527,000
                                                   2020             40,778,000
                                                                  ------------
                                                                  $ 92,820,000
                                                                  ============

The components of Hollywood Media's deferred tax assets and liabilities consist of the following at December 31:

                                                 2000                 1999
                                             ------------         ------------

Net tax basis in excess of book basis
   for certain assets and liabilities        $  3,100,000         $  1,400,000
Net operating loss carryforwards               32,487,000           18,215,000
                                             ------------         ------------
                                               35,587,000           19,615,000
Valuation allowance                           (35,587,000          (19,615,000)
                                             ------------         ------------
Net deferred tax asset/liability             $         --         $         --
                                             ============         ============

(14)  INVESTMENTS:
      ------------

Investments consist of the following:

                                                        December 31,
                                             ---------------------------------
                                                   2000                   1999
                                             ---------------      ------------

         NetCo Partners (a)                  $    699,331         $    549,975
         MovieTickets.com (b)                     105,714                   --
         Beach Wrestling LLC (c)                   67,500                   --
                                             ------------         ------------
                                             $    872,545         $    549,975
                                             ===============      ============

     (a)     Netco Partners:

In June 1995, Hollywood Media and C.P. Group, Inc. ("C.P. Group"), a company in which Tom Clancy is a shareholder, entered into an agreement to form NetCo Partners (the "NetCo Joint Venture Agreement"). NetCo Partners is engaged in the development and licensing of Tom Clancy's NetForce.

Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. C.P. Group contributed to NetCo Partners all rights to Tom Clancy's NetForce, and Hollywood Media contributed to NetCo Partners all rights to Tad Williams' MirrorWorld, Arthur C. Clarke's Worlds of Alexander, Neil Gaiman's Lifers, and Anne McCaffrey's Saraband.

Pursuant to the terms of the NetCo Partners Joint Venture Agreement, Hollywood Media is responsible for developing, producing, manufacturing, advertising, promoting, marketing and distributing NetCo Partners' illustrated novels and related products and for advancing all costs incurred in connection therewith. All amounts advanced by Hollywood Media to fund NetCo Partners' operations are treated as capital contributions of Hollywood Media and Hollywood Media is entitled to a return of such capital contributions before distributions of cash flow are split equally between Hollywood Media and C.P. Group.

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

Hollywood Media accounts for its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Investments. Since NetCo Partners is a partnership, any income tax payable is passed through to the partners. The revenues, gross profit and net income of NetCo Partners for the fiscal years ended December 31, 2000, 1999 and 1998 are presented below:


                                                  Year Ended December 31,
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------

                   Revenues                $5,658,803   $3,028,748   $2,685,928
                   Gross Profi             $4,642,968   $2,474,026   $2,052,907
                   Net Income              $4,600,835   $2,376,284   $1,755,098
                   Company's Share
                        of Net Income      $2,300,418   $1,188,142   $  877,549


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

As of December 31, 2000, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $5,658,049, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

(b)      MovieTickets.com. Inc.

Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. (AMC) and National Amusements, Inc. (NAI) to form MovieTickets.com, Inc. ("MovieTickets.com"), in which each venture partner initially acquired a 33.33% interest in the joint venture. In August 2000 the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over 5 years. Hollywood Media owned 31.67% of the MovieTickets.com, Inc. joint venture at December 31, 2000. Hollywood Media accounts for its investment under the equity method of accounting, recognizing 31.67% of MovieTickets.com income or loss as equity in earnings of investments. For 2000, Hollywood Media recorded a loss of $394,286 from its investment in MovieTickets.com. At December 31, 2000, Hollywood Media had contributed $500,000 in cash, as did AMC and NAI, to MovieTickets.com and issued warrants to AMC to acquire 90,573 shares of common stock at an exercise price of $17.875 per share valued at $1,000,000 using the Black Scholes Model. The fair value of the warrant was recorded as goodwill and is being amortized over a period of ten years. The MovieTickets.com web site launched in May 2000.

(c)      Beach Wrestling LLC

On November 10, 2000 an indirect wholly-owned subsidiary of Hollywood Media entered into an agreement with Cisnernos Television Group (CTG) and Siegel Partners to form Beach Wrestling LLC. Each partner owns one-third. Beach Wrestling LLC was formed to develop, market and distribute wrestling events via the Internet and Television under the "Beach Wrestling" and "Beachwrestling.com" brands. These events will be held in exotic beach locations and resort venues worldwide. At December 31, 2000 Hollywood Media had invested $67,500 in Beach Wrestling LLC.

(15)  COMMITMENTS AND CONTINGENCIES:
-----------------------------------

       Operating Leases-
       ----------------

Hollywood Media conducts its operations in various leased facilities, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms expire at various dates through the year 2010. Also, certain equipment used in Hollywood Media's operations is leased under operating leases. Operating lease commitments at December 31, 2000 are as follows:

                          Year                                  Amount
                          ----                               ------------

                          2001                               $  1,419,372
                          2002                                  1,089,870
                          2003                                    868,469
                          2004                                    875,331
                          2005                                    883,762
                          Thereafter                            2,960,541
                                                           --------------
                                   Total                   $    8,097,345
                                                           ==============

The fixed operating lease commitments detailed above assume that Hollywood Media continues the leases through their initial lease terms. As a result of the decision to exit the brick and mortar retail business, Hollywood Media is currently negotiating the early termination of various operating leases with an aggregate total commitment of approximately $2.9 million included above. Hollywood Media expects to negotiate termination and release from these leases for $798,362, which has been accrued at December 31, 2000 as part of the reserve for closed stores and lease termination costs. Rent expense, including equipment rentals, was $1,340,747, $1,405,620 and $1,804,734 during 2000, 1999 and 1998, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

       Employment Agreements-
       ---------------------

Effective July 1, 1998, Hollywood Media extended its employment agreements with each of Mitchell Rubenstein, to serve as Chairman of the Board and Chief Executive Officer, and Laurie Silvers, to serve as Vice Chairman of the Board and President for an additional five-year term. Mitchell Rubenstein and Laurie Silvers are also shareholders in Hollywood Media. The terms of each of the employment agreements will automatically be extended for successive one-year terms unless Hollywood Media or the executive gives written notice to the other at least 90 days prior to the then scheduled expiration date. Each of the employment agreements provides for an annual salary currently set at $242,195 (subject to cost- of-living increases), an annual bonus of an amount determined by the Board of Directors (but not less than $25,000), and an automobile allowance of $650 per month. Each employment agreement generally provides that the executive will continue to receive his or her salary until the expiration of the terms of the employment agreements if the executive's employment is terminated by Hollywood Media for any reason other than death, disability or cause (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the executive's disability, and that the executive's estate will receive a lump-sum payment equal to one year's base salary plus a pro rata portion of any bonus to which the executive is entitled upon termination of the employment agreement by reason of the executive's death. A termination by Hollywood Media of the employment of one of the executives will constitute a termination without cause of the other executive for purposes of the employment agreements. Each employment agreement also prohibits the executive from directly or indirectly competing with Hollywood Media for one year after termination of the employment agreement for any reason except Hollywood Media's termination of the executive's employment without cause. If a Change of Control (as defined in the employment agreements) occurs, the employment agreements provide for the continued employment of the executives until the earlier of two years following the Change of Control or the then scheduled expiration date of the term of employment. In addition, following a Change of Control, if the executive's employment is terminated by Hollywood Media other than for cause or by reason of the executive's death or disability, or by the executive for certain specified reasons (such as a reduction of the executive's compensation or diminution of the executive's duties), the executive will receive a lump-sum cash payment equal to three times the executive's then existing base salary and most recent annual bonus. Mitchell Rubenstein and Laurie Silvers each received compensation for the years ended December 31, 2000, 1999 and 1998 of $285,660, $270,562, and $303,365, respectively, which is included in salaries and benefits in the accompanying consolidated statements of operations. Compensation in 2000 and 1998 includes a portion of wages that were deferred in the prior year and paid in 2000 and 1998.

         Effective May 31, 1999, Hollywood Media entered into a four-year employment agreement with W. Robert Shearer, Hollywood Media's Senior Vice President and General Counsel. The agreement provides for an annual base salary currently set at $160,000, increasing by 10% each year, and a minimum annual bonus of $25,000. The agreement also provides for the issuance of 75,000 options to purchase common stock of Hollywood Media upon the effective date of the agreement and the issuance of at least 50,000 options to purchase common stock of Hollywood Media on each one-year anniversary of the effective date. If the executive's employment is terminated without cause at any time during the term, Hollywood Media is required to pay to the executive an amount equal to the greater of (a) the aggregate base salary that the executive would have received for the remaining term of the agreement and (b) six months of executive's then current salary. The term "cause" is defined in the agreement as (a) any act or omission of the executive that constitutes a willful and material breach of the agreement that is uncured at least 30 days' after notice thereof; (b) fraud, embezzlement or misappropriation against Hollywood Media; or (c) conviction of any criminal act that is a felony.

         Shareholder/Director Consulting Agreement-
         -----------------------------------------

Hollywood Media is obligated under a ten-year consulting agreement, which expires November 2003, to pay Martin Greenberg, the Chief Executive Officer of Tekno Books (who is also one of its shareholders/directors), $30,000 per year for services. The agreement can be terminated by either Hollywood Media or the shareholder/director beginning in January 1998 or under certain other conditions.

Hollywood Media is also obligated to pay Greenberg a fee as the exclusive packager of all books based on Hollywood Media's intellectual properties. This packaging fee, which is typically equal to 25% of the revenues from the books, is paid for the procurement and delivery of all new text required by the publisher for the books. During 2000, Hollywood Media accrued $218,911 in packaging fees pursuant to this contract, of which $28,824 was paid with 3,603 shares of common stock and $190,087 remains payable at December 31, 2000.

         Litigation-
         ----------

Hollywood Media is a party to various legal proceedings arising in the ordinary course of business, including the proceedings described below and litigation related to four separate leases that were terminated by Hollywood Media upon the closing of its retail business. Hollywood Media does not expect any of these legal proceedings to have a material adverse impact on Hollywood Media's financial condition or results of operations.

Steven B. Katinsky v. The Times Mirror Company, Hollywood.com, Inc. and Hollywood Online Inc. filed on September 8, 2000 in Superior Court of the State of California for the County of Los Angeles. Claim against Tribune Company (formerly The Times Mirror Company) and Hollywood Media seeking a performance cycle bonus allegedly owing to the plaintiff by Tribune Company in connection with the sale of Hollywood Online Inc. from Tribune Company to Hollywood Media. The plaintiff is seeking monetary damages in excess of $19.8 million for alleged fraud by the defendants in connection with the sale of Hollywood Online Inc. to Hollywood Media. The lawsuit was dismissed in December 2000 and the parties were ordered to arbitrate the dispute. Hollywood Media is indemnified by Tribune Company for the amount of any such performance cycle bonus payable to the plaintiff. Hollywood Media believes that all claims by the plaintiff against Hollywood Media are without merit and intends to defend them vigorously.

Interviews.com v. Hollywood Online, Inc. filed on August 17, 2000 in Superior Court of the State of California for the County of Los Angeles. The lawsuit was dismissed in January 2001 and the parties were given the right to arbitrate the dispute. The parties have not commenced an arbitration proceeding. This dispute involves a claim by Interviews.com that Hollywood Media's wholly owned subsidiary, hollywood.com, Inc. (formerly known as Hollywood Online, Inc.), did not timely perform its obligations with respect to the transfer of several domain names under an Assignment Agreement dated December 17, 1997. Interviews.com is owned and controlled by Steven Katinsky, the claimant in the matter described above. All matters related to this claim occurred prior to Hollywood Media's acquisition of Hollywood Online, Inc. in May 1999 and all domain names subject to the dispute have been transferred to the claimant. The domain names transferred were not being utilized by Hollywood Media and were not related to Hollywood Media's business. The claimant is seeking monetary damages in excess of $5 million. Hollywood Media believes that this claim is without merit and intends to defend it vigorously.

(16)     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         ----------------------------------------------------------------------
For the Twelve Months ended December 31, 2000:

o Hollywood Media issued 100,000 shares of common stock, valued at $1,650,000. This amount was accrued for at December 31, 1999 in accrued reserve for closed stores.
o Warrants to acquire 90,573 shares of common stock at an exercise price of $17.875 valued at $1.0 million were issued in connection with Hollywood Media's investment in MovieTickets.com, Inc.
o Hollywood Media issued common stock with a fair value of $137,219,386 for CBS non-cash advertising and promotion.
o Hollywood Media recorded $5,468,501 in deferred advertising in connection with the exercise of warrants by Viacom.
o      Capital lease transactions totaled $305,273.
o A note payable for $1,928,138 was paid by issuing 152,548 shares of common stock valued at approximately $12.64 per share.
o Merchandise inventory with a fair market value of $655,500 was exchanged for barter trade credits in October 2000.
o Hollywood Media issued 5,000 shares of restricted stock valued at $29,065 as an incentive stock bonus. o Hollywood Media issued 345,379 shares of common stock for acquisitions in 2000.

 For the Twelve Months ended December 31, 1999:

o The Company recorded the conversion of $6,152,261 of Series A, B, C, D, D-2 Preferred Stock into 1,580,490 shares of common stock.
o Non-cash dividends on its Series A,B,C,D, and D-2 Convertible Preferred Stock in the amount of $83,657 were recorded, $111,754 of which was paid through the issuance of 6,675 shares of common stock.
o The Company issued 2,500 shares of restricted stock valued at $46,250 as an incentive stock bonus to an officer.
o Hollywood Media entered into a services agreement whereby warrants and 135,000 shares of common stock valued at $3,374,360 were recorded. Other options issued for consulting services rendered were valued at $276,318.
o      Capital lease transactions totaled $150,589.
o Hollywood Media issued 32,000 shares of stock to satisfy lease obligations of $539,651. o Hollywood Media issued 3,317,623 shares of common stock for acquisitions in 1999.

For the Twelve Months ended December 31, 1998:

o Hollywood Media recorded non-cash dividends on its Series A, B, C, D and D-2 Convertible Preferred Stock in the amount of $233,329, of which $170,000 was paid through the issuance of 37,100 shares of common stock and $63,329 was accrued as dividends payable.
o Hollywood Media recorded the conversion of $650,000 of convertible debentures, plus accrued interest of $15,689, into 173,568 shares of common stock.
o Hollywood Media issued 236,230 shares of restricted common stock valued at $796,225 at the time of issuance to officers and employees of Hollywood Media as an incentive stock bonus, including 100,000 shares that vest evenly over 36 months granted to each of Mitchell Rubenstein, Chairman and Chief Executive Officer, and Laurie S. Silvers, Vice Chairman and President.
o      Capital lease transactions totaled $309,829.

(17)  SEGMENT REPORTING:
      ------------------

Hollywood Media has six reportable segments: Internet ad sales, business to business (b2b), ticketing, e-commerce, retail and intellectual properties. The Internet ad sales segment sells advertising on the Hollywood.com, Broadway.com and Hollywood.com International web sites. The business to business segment
(b2b) licenses entertainment content and data and includes the divisions CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local event data), TheaterSource (which licenses live theater showtimes and content) and ConcertSource (which licenses local listings of concerts and music related events) to Internet, media and wireless companies. The ticketing segment sells tickets to live theater events for Broadway, off-Broadway and London on the Internet and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and traveling consumers. The E-commerce segment, closed in January 2001, sold entertainment-related merchandise over the Internet. The retail segment operated retail studio stores that sold entertainment-related merchandise and was closed in December 1999. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media, including books.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Hollywood Media evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, interest, and nonrecurring gains and losses to budgeted amounts.

Hollywood Media does not have intersegment sales or transfers. The following table illustrates the financial information regarding Hollywood Media's reportable segments.

                                             Year Ended December 31,
                               ------------------------------------------------
                                   2000              1999             1998
                               ------------      ------------      ------------

Net Revenues:
Internet Ad Sales              $  8,777,397      $  3,950,931     $          --
Business to Business (b2b)        5,442,309         1,765,732                --
Ticketing                        12,278,008                --                --
E-Commerce                          987,181           924,098                --
Retail                               34,519         1,576,482         8,789,497
Intellectual Properties           1,998,091         1,888,868         2,337,019
                               ------------      ------------      ------------

                               $ 29,517,505      $ 10,106,111      $ 11,126,516
                               ============      ============      ============

Gross Profit:
Internet Ad Sales              $  7,985,627      $  3,514,991      $         --
Business to Business (b2b)        5,171,503         1,643,236                --
Ticketing                         1,614,095                --                --
E-Commerce                         (158,826)          246,589                --
Retail                             (231,172)           65,950         3,993,375
Intellectual Properties             872,276         1,062,513         1,145,758
                               ------------      ------------      ------------

                               $ 15,253,503      $  6,533,279      $  5,139,133
                               ============      ============      ============

Operating Income (Loss):
Internet Ad Sales (a)          $(39,183,183)     $ (7,095,248)     $         --
Business to Business                189,555           104,257                --
Ticketing                           186,833                --                --
E-Commerce (b)                   (2,521,911)       (2,313,526)               --
Retail (c)                         (512,160)       (7,628,166)       (6,302,280)
Intellectual Properties             480,105           460,761           702,104
Other (Corporate)               (11,587,886)       (8,439,524)       (3,404,921)
                               ------------      ------------      ------------
                               $(52,948,647)     $(24,911,446)     $ (9,005,097)
                               ============      ============      ============

                                             Year Ended December 31,
                               ------------------------------------------------
                                   2000              1999             1998
                               ------------      ------------      ------------
Capital Expenditures:
Internet Ad Sales              $  1,210,112      $    415,292      $         --
Business to Business (b2b)          326,608            56,540                --
Ticketing                            23,863                --                --
E-Commerce                           13,347            42,487                --
Retail                                   --                --           935,811
Intellectual Properties               5,188                --            29,990
Other                               126,048                --                --
                               ------------      ------------      ------------
                               $  1,705,166      $    514,319      $    965,801
                               ============      ============      ============

Depreciation and
Amortization Expense:
Internet Ad Sales              $  5,731,996      $  1,384,522      $         --
Business to Business (b2b)          127,615            29,804                --
Ticketing                            15,581                --                --
E-Commerce                           17,483            12,478                --
Retail                                   --           935,034           902,753
Intellectual Properties               6,930             5,080             4,903
Other                             5,198,932         2,964,149           200,755
                               ------------     -------------   ---------------
                               $ 11,098,537     $   5,331,067   $     1,108,411
                               ============     =============   ===============



                                             Year Ended December 31,
                               ------------------------------------------------
                                   2000              1999             1998
                               ------------      ------------      ------------

Segment Assets:
Internet Ad Sales (d)          $117,375,127      $  6,061,188      $         --
Business to Business (b2b)        1,368,136           784,321                --
Ticketing                         1,762,557                --                --
E-Commerce                           45,828         1,146,905                --
Retail                               17,504           404,086         5,334,664
Intellectual Properties             482,861           821,856         1,077,125
Other                            48,226,069        53,264,469         2,158,032
                               ------------     -------------   ---------------

                               $169,278,082       $62,482,825   $     8,569,821
                               ============     =============   ===============

(a) Includes $24,244,647 and $2,344,950 in amortization of CBS advertising for the years ended December 31, 2000 and 1999, respectively.
(b)   The e-commerce segment was closed in January 2001.
(c)   The retail segment was closed on December 31, 1999.
(d)   Includes $110,845,733 in deferred CBS advertising.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         -----------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.

                                    PART III


Item 10. Directors and Executive Officers.

Directors and Executive Officers

         The directors and executive officers of Hollywood Media are as follows:

                Name                      Age                 Position
                ----                      ---                 --------

Mitchell Rubenstein (2)(3)..............   47       Chairman of the Board and
                                                    Chief Executive Officer

Laurie S. Silvers (3)...................   49       Vice Chairman of the Board,
                                                    President and Secretary

W. Robert Shearer ......................   31       Senior Vice President and
                                                    General Counsel

Nicholas G. Hall........................   46       Chief Operating Officer

Dr. Martin H. Greenberg (3).............   59       Director

Harry T. Hoffman (1)(2)(4)..............   73       Director

Russell I. Pillar (2)...................   35       Director

Jules L. Plangere, Jr. (1)(4)...........   79       Director

Mitchell Semel .........................   41       Director

Deborah J. Simon (1)....................   44       Director

David D. Williams ......................   53       Director

(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.
(3)      Member of the Nominating Committee.
(4)      Member of the Stock Option Committee.

         Mitchell Rubenstein is a founder of Hollywood Media and has served as its Chairman of the Board and Chief Executive Officer since its inception in January 1993. Mr. Rubenstein was a founder of the Sci-Fi Channel, a 24-hour national cable television network devoted to science fiction, fantasy and horror programming that was acquired by USA Network in March 1992. Mr. Rubenstein served as President of the Sci-Fi Channel from January 1989 to March 1992 and served as Co-Vice Chairman of the Sci-Fi Channel from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Mr. Rubenstein practiced law for 10 years, including as a partner with Rubenstein & Silvers, a law firm that specialized in entertainment, cable television and broadcasting law, from 1981 to 1989. Mr. Rubenstein also co-owned and served as an executive officer of several cable television systems (including Flagship Cable Partners, who owned a cable television system serving Boynton Beach and portions of Palm Beach County, Florida) from 1983 to 1989. Mr. Rubenstein received a J.D. degree from the University of Virginia School of Law in 1977 and a Masters in Tax Law from New York University School of Law in 1979. He currently serves on the NYU Tax Law Advisory Board and is a member of the Founders Society, New York University, as well as a member of the University of Virginia School of Law Business Advisory Council. Together with Ms. Silvers, Mr. Rubenstein was named Co-Business Person of the Year, City of Boca Raton, Florida in 1992. Mr. Rubenstein is married to Laurie S. Silvers.

         Laurie S. Silvers is a founder of Hollywood Media and has served as its Vice Chairman, President and Secretary since its inception in January 1993. Ms. Silvers was a founder of the Sci-Fi Channel, of which she served as Chief Executive Officer from January 1989 to March 1992 and Co-Vice Chairman from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Ms. Silvers practiced law for 10 years, including as a partner with Rubenstein & Silvers, a law firm that specialized in entertainment, cable television and broadcasting law, from 1981 to 1989. Ms. Silvers also co-owned and served as an executive officer of several cable television systems (including Flagship Cable Partners, which owned a cable television system serving Boynton Beach and portions of Palm Beach County, Florida) from 1983 to 1989 and co-owned a television station from 1990 to 1991. Ms. Silvers received a J.D. degree from University of Miami School of Law in 1977. Ms. Silvers serves on the University of Miami International Advisory Board and the University of Miami School of Law Visiting Committee. Ms. Silvers served on the Board of Directors of the Pine Crest Preparatory School, Inc. from 1993 to 1999. She has been a member of the Pine Crest Preparatory School, Inc. Board of Advisors (Boca Raton Campus) since 1987, and served as its Chairman from 1995-1997. Ms. Silvers has served as a member of the executive advisory board of the School of Business of Florida Atlantic University, and has been a member of the Economic Council of Palm Beach since 1995. Together with Mr. Rubenstein, Ms. Silvers was named Co-Business Person of the Year, City of Boca Raton, Florida in 1992 and has been a keynote speaker at various business symposia, including one held at Harvard Business School. Ms. Silvers is married to Mitchell Rubenstein.

         W. Robert Shearer joined Hollywood Media as Senior Vice President and General Counsel in June 1999. From 1994 to May 1999, Mr. Shearer practiced law with Weil, Gotshal & Manges LLP with an emphasis on mergers and acquisitions and securities law. Mr. Shearer received a Bachelor of Business Administration degree from the University of Texas in 1991 with high honors and a J.D. degree from the University of Houston Law Center in 1994, magna cum laude. Mr. Shearer served as the Editor in Chief of the University of Houston Law Review during 1993 and 1994.

         Nicholas G. Hall joined Hollywood Media in August 2000, and is responsible for overseeing and coordinating the activities and strategic growth of Hollywood Media and its businesses. Mr. Hall presently serves as Hollywood Media's Chief Operating Officer. With over 25 years of experience in financial and operational management, Mr. Hall was formerly Vice President and Chief Financial Officer of The Hair Club For Men from 1997 to 2000, where he was instrumental in the company achieving its goal of profitability. Prior to this, from 1994 to 1997 Mr. Hall was Vice President and Chief Financial Officer of Allders International USA, Inc., the U.S. division of the second largest duty-free retailer in the world. Mr. Hall is a graduate of the Institute of Chartered Secretaries and Administrators in London, England.

         Dr. Martin H. Greenberg has served as a director of Hollywood Media since July 1993, and as a consultant to Hollywood Media since February 1993. Since December 1994, Dr. Greenberg has served as Chief Executive Officer of Tekno Books, 51% of which is owned by Hollywood Media and 49% of which is owned by Dr. Greenberg. Dr. Greenberg was President and a principal shareholder of Tomorrow, Inc., a company engaged in book licensing and packaging, from 1990 until its acquisition by Hollywood Media in 1994. Dr. Greenberg is also co-publisher of Mystery Scene Magazine, a mystery genre trade journal of which Hollywood Media owns a majority interest. Dr. Greenberg is widely regarded as the leading anthologist in trade publishing, and has served as editor or author of more than 700 books. Dr. Greenberg also is the 1995 recipient of the Ellery Queen Award, presented by the Mystery Writers of America for Lifetime Achievement. Dr. Greenberg is a former Director of Graduate Studies at the University of Wisconsin - Green Bay.

         Harry T. Hoffman has served as a director of Hollywood Media since July 1993. From 1979 to 1991, Mr. Hoffman served as President and Chief Executive Officer of Waldenbooks, Inc., a leading national retailer of books, magazines and related items. From 1968 to 1978, he served as President and Chief Executive Officer of Ingram Book Company, a national book wholesaler.

         Russell I. Pillar has served as a director of Hollywood Media since September 2000. Mr. Pillar has served as President and Chief Executive Officer of Viacom Interactive Ventures and its predecessor company CBS Internet Group, managing the emerging technology investments and businesses of Viacom Inc., since the Group's formation in January 2000. Mr. Pillar also has served as Managing Partner of Critical Mass Ventures LLC, an Internet-focused technology incubator and venture capital firm, since October 1991. From November 1998 to January 2000, Mr. Pillar served as President, Chief Executive Officer, and a Director of Richard Branson's Virgin Entertainment Group, Inc., a diversified international entertainment content retailer. From September 1997 to August 1998, Mr. Pillar served as President and Chief Executive Officer of Prodigy Internet, an Internet service provider, and served as a member of Prodigy's board of directors, including serving as its Vice Chairman, from October 1996 to February 2000. From December 1993 to September 1996, Mr. Pillar served as President, Chief Executive Officer, and a Director of Precision Systems, Inc., a publicly-traded international telecommunications software provider. In addition to his service on a number of private boards including iWon, Inc. and Playboy.com, Inc., Mr. Pillar serves as a director of MarketWatch.com, Inc. and Sportsline.com, Inc. Mr. Pillar graduated Phi Beta Kappa, cum laude with an A.B. in East Asian Studies from Brown University.

         Jules L. Plangere, Jr. has served as a director of Hollywood Media since July 1993. Mr. Plangere is the former Chairman of the Board of New Jersey Press, Inc. and its two subsidiary companies, Asbury Park Press and Press Broadcasting Co. Mr. Plangere held various positions with Asbury Park Press in his 50-year career, including Production Manager from 1954 to 1974, President and General Manager from 1974 to 1977, and Publisher and Chief Executive Officer from 1977 to 1991. In addition, Mr. Plangere is a former member of the Board of Directors of the New Jersey State Chamber of Commerce, a former member of the Board of Directors of New Jersey Bell Telephone Co., the former Chairman of the Board of Trustees of Monmouth University and a present Life Trustee, and the former President of the New Jersey Press Association.

         Mitchell Semel has served as a director of Hollywood Media since December 1999. Mr. Semel has served as Senior Vice President, Programming, East Coast for CBS Entertainment since April 1996, where he has been involved in the production of the Late Show with David Letterman, the Late Late Show with Tom Snyder and the Late Late Show with Craig Kilborn. From 1994 to 1996 he worked with NBC Productions, Inc. as a consulting producer and as an executive producer for various shows. Mr. Semel was Senior Vice President, Programming, Comedy Central, New York from 1992 to 1994, and from 1991 to 1992, he was Vice President, Programming, Public Broadcasting Service, Washington, D.C.

         Deborah J. Simon has served as a director of Hollywood Media since November 1995. Ms. Simon has held the position of Senior Vice President of Simon Property Group, an Indianapolis-based real estate development and management firm that is listed on the New York Stock Exchange, since 1991. Prior to that, Ms. Simon served as Vice President -- Western Region Leasing of the Simon Property Group. She also has been an independent producer, with several television credits to her name. She currently serves on the Board of Directors of the Indianapolis Children's Museum, Indiana Repertory Theater, Indianapolis Museum of Art and Chairperson of Simon Youth Foundation and Mercerburg Academy Board of Regents.

         David D. Williams has served as a director of Hollywood Media since September 2000. Mr. Williams was named President and Chief Executive Officer of Tribune Media Services in 1991. Tribune Media Services creates and markets a wide range of editorial and advertising products and services for print, online and on-screen distribution. Mr. Williams joined the Chicago Tribune Company in 1969, serving in various advertising and marketing capacities. In 1983, he was appointed Director of classified advertising. Mr. Williams serves on the board of directors for Knight Ridder/Tribune and the Newspaper Features Council. He also is a marketing chairman for the Chicagoland United Way/Crusade of Mercy and is on the board of advisors for Northwestern University's Masters and Communications department. Mr. Williams holds a bachelor's degree in advertising and marketing from Michigan State University.

See "Certain Relationships and Related Transactions" for a description of the rights of each of Tribune Company, Viacom Inc. and Tekno Simon LLC to nominate individuals to serve as directors of Hollywood Media.

Hollywood Media's officers are elected annually by the Board of Directors and serve at the discretion of the Board, subject to the terms and conditions of such officers' employment agreements with Hollywood Media, if any. Hollywood Media's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires Hollywood Media's directors and executive officers, and persons who own more than 10% of Hollywood Media's outstanding common stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish Hollywood Media with copies of all such reports they file.

         To Hollywood Media's knowledge, based solely on a review of the copies of such reports furnished to Hollywood Media or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners for the year ended December 31, 2000 have been complied with, except that each of Mitchell Rubenstein, Laurie Silvers and W. Robert Shearer filed certain information on a Form 5 that should have been filed earlier on a Form 4.

Item 11. Executive Compensation.
         -----------------------

         Summary Compensation Table. The following table sets forth the aggregate compensation paid in 2000, 1999 and 1998 to each of the executive officers of Hollywood Media.

                                                 Annual Compensation                    Long-Term Compensation Awards
                                    --------------------------------------------        -----------------------------
                                                                         Other          Restricted           Shares
                                                                        Annual            Stock            Underlying
           Name and                           Salary        Bonus     Compensation        Awards             Options
      Principal Position            Year        ($)          ($)          ($)               ($)                (#)
      ------------------            ----      --------     --------     --------          --------          --------
Mitchell Rubenstein, (7)            2000       260,670       25,000        7,800 (1)            --                --
Chief Executive Officer             1999       237,763       25,000        7,800 (1)            --           450,000 (4)
                                    1998       235,793       67,572        7,800 (1)       306,200 (2)            --

Laurie S. Silvers, (7)              2000       260,670       25,000        7,800 (1)            --                --
President                           1999       237,763       25,000        7,800 (1)            --           450,000 (4)
                                    1998       235,793       67,572        7,800 (1)       306,200 (2)        37,500 (4)

W. Robert Shearer                   2000       126,293       25,000           --                              50,000 (4)
Senior Vice President and           1999        58,454           --           --            46,250 (3)        87,500 (4)
General Counsel (5)

Nicholas G. Hall                    2000        42,577           --           --                --            25,000 (4)
Chief Operating Officer(6)


(1)    Represents a car allowance paid to the named executive officer.
(2) Represents the value on the issuance date of 100,000 shares of restricted common stock granted to the named executive officers, which vest equally over 36 months beginning July 1, 1998. The value of the 100,000 shares of restricted common stock as of December 31, 1998 was $1,400,000.
(3) Represents the value on the issuance date of 2,500 shares of common stock granted to Mr. Shearer. The value of the 2,500 shares of common stock as of December 31, 1999 was $47,500.
(4) Represents options granted under Hollywood Media's 1993 Stock Option Plan (the "1993 Plan").
(5)    Mr. Shearer joined Hollywood Media on May 31, 1999.
(6)    Mr. Hall joined Hollywood Media on August 23, 2000.
(7)    Salaries in 2000 include salaries deferred in 1999 but paid in 2000.

         Employment Agreements. Effective July 1, 1993, Hollywood Media entered into five-year employment agreements with each of Mitchell Rubenstein, Hollywood Media's Chairman and Chief Executive Officer, and Laurie S. Silvers, Hollywood Media's Vice Chairman and President. Effective July 1, 1998, Hollywood Media extended each of these employment agreements for an additional five-year term.

The terms of each of the employment agreements are automatically extended for successive one-year terms unless Hollywood Media or the named executive officer gives written notice to the other at least 90 days prior to the then-scheduled expiration date. Each of the employment agreements provides for an annual salary currently set at $237,000 (subject to automatic cost-of-living increases), an annual bonus in an amount determined by the Board of Directors (but not less than $25,000) and an automobile allowance of $650 per month. During 1997 each of Laurie S. Silvers and Mitchell Rubenstein elected to waive a portion of their base salary.

         Each employment agreement provides that each of Laurie S. Silvers and Mitchell Rubenstein will continue to receive his or her salary until the expiration of the term of the employment agreements if either of his or her employment is terminated by Hollywood Media for any reason other than death, disability or Cause (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the disability of either Laurie S. Silvers or Mitchell Rubenstein, and that each of their respective estate will receive a lump sum payment equal to one year's base salary plus a pro rata portion of any bonus to which either Laurie S. Silvers or Mitchell Rubenstein is entitled upon termination of the employment agreement by reason of either of his or her death.

         The term "Cause" is defined in the employment agreements to mean (a) the named executive officer's act or omission which constitutes a willful and material breach of such named executive officer's employment agreement which is not cured within 30 days after such named executive officer's receipt of notice of such breach, (b) a named executive officer's fraud, embezzlement or misappropriation of Hollywood Media's assets or property, or (c) a named executive officer's conviction for a criminal act that is a felony. A termination by Hollywood Media of one of the named executive officer's employment without Cause will constitute a termination without Cause of the other named executive officer for purposes of the employment agreements. Each employment agreement also prohibits the named executive officer from directly or indirectly competing with Hollywood Media for one year after termination of the employment agreement for any reason except Hollywood Media's termination of the named executive officer's employment without Cause.

         If a Change of Control (as defined in the employment agreements) occurs, the employment agreements provide for the continued employment of the named executive officers until the earlier of two years following the Change of Control or the then-scheduled expiration date of the term of employment. The term "Change of Control", as used in the employment agreements, is defined to mean (a) any person's or group's acquisition of 20% or more of the combined voting power of Hollywood Media's outstanding securities, or (b) in the event of any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, the persons who were directors of Hollywood Media prior to such transaction ceasing to constitute a majority of the Board of Directors following the transaction. In addition, following a Change in Control, if the named executive officer's employment is terminated by Hollywood Media other than for Cause or by reason of the named executive officer's death or disability, or by the named executive officer for certain specified reasons (such as a reduction of the named executive officer's compensation or diminution of the named executive officer's duties), the named executive officer will receive a lump sum cash payment equal to three times the named executive officer's then-existing base salary and most recent annual bonus. Mitchell Rubenstein and Laurie S. Silvers agreed that the acquisition by CBS Corporation of a 30% equity interest in Hollywood Media did not constitute a change of control under the employment agreements.

         Effective May 31, 1999, Hollywood Media entered into a four-year employment agreement with W. Robert Shearer, Hollywood Media's Senior Vice President and General Counsel. The agreement provides for an annual base salary currently set at $160,000, increasing by 10% each year, and a minimum annual bonus of $25,000. The agreement also provides for the issuance of 75,000 options to purchase common stock of Hollywood Media upon the effective date of the agreement and the issuance of at least 50,000 options to purchase common stock of Hollywood Media on each one-year anniversary of the effective date. If the executive's employment is terminated without cause at any time during the term, Hollywood Media is required to pay to the executive an amount equal to the greater of (a) the aggregate base salary that the executive would have received for the remaining term of the agreement and (b) six months of executive's then current salary. The term "cause" is defined in the agreement as (a) any act or omission of the executive that constitutes a willful and material breach of the agreement that is uncured at least 30 days' after notice thereof; (b) fraud, embezzlement or misappropriation against Hollywood Media; or (c) conviction of any criminal act that is a felony.

         Option Grants in Last Fiscal Year. The following table sets forth certain information with respect to grants of stock options under Hollywood Media's 1993 Stock Option Plan to each of the named executive officers of Hollywood Media. In addition, there are shown hypothetical gains or "option spreads" that could be realized for the respective options, based on arbitrarily assumed rates of annual compound stock price appreciation of 0 percent, 5 percent, and 10 percent from the date the options were granted over the full option terms.


                                                                      OPTION GRANTS IN 2000

                                                                        Individual Grants
                               -----------------------------------------------------------------------------------------------------


                                            Percent
                                Number of   Of Total                                         Potential Realizable Value at Assumed
                                 shares     Options       Exercise    Market                Annual Rates of Stock Price Appreciation
                               Underlying   Granted to       or      Price on                       For Option Terms (1)
                                Options    Employees     Base Price   Date of    Expiration         --------------------
                                Granted     In 2000       Per Share    Grant        Date        0%           5%            10%
                                --------    --------      ---------    ------      ------     -----        -----          -----
   W. Robert Shearer
     Incentive Stock Options     50,000      6.49%         $9.25       $9.25      06/02/10      $0        $205,644      $652,070

   Nicholas G. Hall
     Incentive Stock Options     25,000      3.25%         $7.813      $7.813     08/24/05      $0        $ 66,429      $150,705



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

         Stock Option Exercises During 2000 and Stock Options Held at End of 2000. The following table indicates the total number of shares acquired on exercise of stock options during 2000 and the value realized therefrom, as well as the total number and value of exercisable and unexercisable stock options held by each executive officer as of December 31, 2000:

                              Number of                         Number of Securities                 Value of Unexercised
                               Shares                          Underlying Unexercised                In-the-Money Options
                             Acquired on                     Options at Fiscal Year End              at Fiscal Year End
                              Acquired         Value        ----------------------------        -----------------------------
           Name             on Exercise      Realized      Exercisable      Unexercisable       Exercisable     Unexercisable
           ----                                            -----------      -------------       -----------     -------------
Mitchell Rubenstein              --          $     --        447,500           187,500               --                 --
Laurie S. Silvers                --          $     --        447,500           187,500               --                 --
W. Robert Shearer                --          $     --         34,375           103,125               --                 --
Nicholas G. Hall                 --          $     --             --            25,000               --                 --


         Stock Option Plans.

         The 1993 Plan. Under the 1993 Plan, 3,000,000 shares of common stock are reserved for issuance upon exercise of options. In addition, the 1993 Plan provides that the number of shares reserved for issuance thereunder will automatically be increased on the first day of each fiscal quarter of Hollywood Media so that such number equals at least 12.5% of Hollywood Media's outstanding Common Stock. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of Hollywood Media's Board of Directors (the "Committee") administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible consultants and employees, including officers of Hollywood Media.

         The 1993 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Code) and nonqualified stock options. Options are granted under the 1993 Plan on such terms and at such prices as determined by the Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant or more than 10 years from the date of grant. Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorizes Hollywood Media to make loans to optionees to enable them to exercise their options. Such loans must provide for recourse to the optionee, be interest-bearing and be secured by the shares of common stock purchased.

         As of March 15, 2001, options to purchase 2,619,566 shares of common stock were outstanding under the 1993 Plan and options to purchase 213,023 shares of common stock issued under the 1993 Plan had been exercised.

         2000 Stock Incentive Plan. In December 2000, the Board of Directors and Hollywood Media's shareholders approved Hollywood Media's 2000 Stock Incentive Plan (the "2000 Plan"). The purpose of the 2000 Plan is to advance the interests of Hollywood Media by providing an additional incentive to attract, retain and motivate highly competent persons as officers and key employees of, and consultants to, Hollywood Media and its subsidiaries and affiliates and to encourage stock ownership in Hollywood Media by such persons by providing them opportunities to acquire shares of Hollywood Media's common stock, or to receive monetary payments based on the value of such shares pursuant to the benefits described therein. Additionally, the 2000 Plan is intended to assist in further aligning the interests of Hollywood Media's officers, key employees and consultants to those of its other stockholders.

         Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon exercise of benefits granted under the 2000 Plan. In addition, the 2000 Plan provides that the number of shares reserved for issuance thereunder are automatically increased on the first day of each fiscal quarter of Hollywood Media beginning on January 1, 2001, so that such number shall equal the lesser of 2,000,000 shares of Common Stock (which number is subject to adjustment in accordance with Section 13 thereof) or five percent (5%) of Hollywood Media's outstanding common stock. The maximum number of shares of Common Stock with respect to which benefits may be granted or measured to any individual participant under the Plan during the term of the Plan shall not exceed 750,000; provided, however, that the maximum number of shares of Common Stock with respect to which Stock Options and Stock Appreciation Rights may be granted to an individual participant under the Plan during the term of the Plan shall not exceed 750,000 (in each case subject to adjustments made in accordance with Section 13 thereof). If any benefit granted pursuant to the 2000 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the 2000 Plan. The shares acquired upon exercise of benefits granted under 2000 Plan will be authorized and unissued shares of common stock. Hollywood Media's shareholders do not have any preemptive rights to purchase or subscribe for the shares reserved for issuance under the 2000 Plan.

         The 2000 Plan is administered by the Stock Option Committee, which has the right to determine, among other things, the persons to whom options are granted, the number of shares of common stock subject to options, the exercise price of options and the other terms and conditions thereof. The 2000 Plan provides for the issuance of Incentive Stock Options and Nonqualified Stock Options. An Incentive Stock Option is an option to purchase common stock that meets the definition of "incentive stock option" set forth in Section 422 of the Internal Revenue Code of 1986. A Nonqualified Stock Option is an option to purchase common stock that meets certain requirements in the plan but does not meet the definition of an "incentive stock option" set forth in Section 422 of the Code. In addition, the benefits under the Plan may be granted in any one or a combination of Options, Stock Appreciation Rights, Stock Awards, Performance Awards and Stock Units. Upon receiving grants of benefits, each holder of a benefit must enter into a benefit agreement with Hollywood Media that contains the appropriate terms and conditions as determined by the Stock Option Committee.

         As of March 15, 2001, options to purchase 550,000 shares of common stock were outstanding under the 2000 Plan and no options issued under the 2000 Plan had been exercised.

         401(k) Plan. Hollywood Media established a 401(k) Plan effective January 1, 2001. All employees of Hollywood Media, meeting certain minimum eligibility requirements, are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (but not greater than a statutorily prescribed annual limit). The percentage elected by certain highly compensated participants may be required to be lower. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by Hollywood Media. All amounts contributed by employee participants in conformance with Plan requirements and earnings on such contributions are fully vested at all times. The Board of Directors will determine on an annual basis whether a matching contribution will be made and, if so, at what level of contribution.

         Long-Term Incentive and Pension Plans. Hollywood Media does not have any other long-term incentive or pension plans.

         Compensation of Directors. Directors of Hollywood Media who are neither employees nor consultants ("non-employee directors") are compensated at the rate of $1,000 for each meeting of the Board of Directors attended in person, and all directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings. Hollywood Media has established for the non-employee directors the Director's Stock Option Plan (the "Directors Plan"), which provides for automatic grants to each non-employee director of options to purchase shares of common stock having a market value at the time of grant equal to $25,000 (i) upon a person's election as a director and (ii) each year thereafter upon such person's reelection as a director of Hollywood Media, in both instances at an exercise price equal to the fair market value of the common stock on the date of the grant. A total of 100,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Plan. Options to issue 69,172 shares of common stock have been issued under the Directors Plan. Options granted under the Directors Plan become exercisable six months after the date of grant and, except as otherwise approved by the Board, expire five years after the date of grant. The Board of Directors, in its discretion, may cancel all options granted under the Directors Plan that remain unexercised on the date of consummation of certain corporate transactions described in the Directors Plan. The Directors Plan will terminate in July 2003 unless sooner terminated under the provisions thereof. As of March 15, 2000, options to purchase shares of common stock have been issued to Hollywood Media's current directors under the Directors Plan as follows:

                                      Number of
                                   Shares Subject                Exercise                                Expiration
      Name of Director               to Options                    Price            Grant Date              Date
--------------------------         --------------              ------------        ------------          ----------
Harry T. Hoffman                        3,125                      $8.00               11/1/93              11/1/03
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

David D. Williams
                                        3,603                      $6.938              9/21/00              9/21/10
                                        4,819                      $5.188             12/15/00             12/15/10

         See "Certain Relationships and Related Transactions -- Consulting Agreement with Dr. Martin H. Greenberg" for a description of the consulting agreement between Hollywood Media and Dr. Greenberg.

         Compensation Committee Interlocks and Insider Participation. All compensation decisions during 2000 were made by the Compensation Committee, which consisted of Mitchell Rubenstein and Harry T. Hoffman, an independent director. Harry T. Hoffman, Russell I. Pillar and Mitchell Rubenstein are the current members of Hollywood Media's Compensation Committee. Mr. Rubenstein is Hollywood Media's Chairman and Chief Executive Officer. Mr. Rubenstein does not participate in discussions or decisions regarding his own compensation or performance appraisals.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of the common stock of Hollywood Media as of March 26, 2001 by (1) each person known to beneficially own more than 5% of the outstanding shares of the common stock, (2) each director of Hollywood Media, (3) Hollywood Media's Chief Executive Officer and four of Hollywood Media's other most highly compensated executive officers whose total annualized salary and bonus in 2000 was $100,000 or more and (4) all directors and executive officers of Hollywood Media as a group. Except as otherwise indicated, Hollywood Media believes that all beneficial owners named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Hollywood Media is not aware of any beneficial owner of more than five percent of the outstanding shares of common stock of Hollywood Media other than as set forth in the following table.

        Name and Address                 Number of Shares
     of Beneficial Owner(1)            Beneficially Owned       Percent of Class
----------------------------------   -----------------------  ------------------

   Viacom Inc. (2)                           7,950,923                31.7%

   Tribune Company                           2,452,623                 9.8%

   Mitchell Rubenstein(3)                    2,268,853                 8.8%

   Laurie S. Silvers(3)                      2,268,853                 8.8%

   Dr. Martin H. Greenberg(4)                  367,500                 1.5%

   Jules L. Plangere, Jr.(5)                   112,743                  *

   Deborah J. Simon (6)                         41,886                  *

   Harry T. Hoffman(7)                          24,132                 *

   Russell I. Pillar                                --                 *

   Mitchell Semel                                   --                 *

   David D. Williams(8)                          8,422                 *

   W. Robert Shearer(9)                         39,013                 *

   Nicholas G. Hall(10)                          5,609                 *

   All directors and executive officers      2,869,158                11.0%
   of Hollywood Media as a group (11
   persons) (11)
----------------
*        Less than 1%

(1) Except as noted in this footnote, the address of each beneficial owner is in care of Hollywood Media, 2255 Glades Road, Suite 237 West, Boca Raton, Florida 33431. The business address of Viacom Inc. is 1515 Broadway, 52nd Floor, New York, NY 10036-5794 and the business address of The Tribune Company is 435 N. Michigan Ave., 6th floor, Chicago, Illinois 60611.

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

(9) Includes 34,375 shares of common stock issuable pursuant to options that are currently exercisable

(10) Represents 5,609 shares of common stock issuable pursuant to options granted to Mr. Hall's spouse that are currently exercisable.

(11) Includes 1,052,208 shares of common stock issuable pursuant to options that are currently exercisable and 58,955 shares of common stock issuable under currently exercisable warrants.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

Transaction with Viacom Inc.

         We entered into a strategic, seven-year relationship with Viacom Inc. in January 2000 that provides for extensive promotion of the Hollywood.com and Broadway.com web site. In connection with Hollywood Media's strategic relationship, Viacom Inc. purchased 6,672,031 shares of Hollywood Media's common stock, representing approximately 30% of Hollywood Media's outstanding common stock, in exchange for $5,303,030 in cash and $100,000,000 of advertising, promotion, content and advertising sales support over a seven-year term pursuant to an Advertising and Promotion Agreement and a Content Agreement. We also issued to Viacom a Warrant to purchase an additional 1,178,892 shares of Hollywood Media's Common Stock for an aggregate exercise price of $10,937,002. Viacom exercised the warrant in full during March 2000. Half of the warrant exercise price was paid in cash and half is payable in additional advertising and promotion under the Advertising and Promotion Agreement and will be furnished to us during the 24-month period following the exercise of the Warrant. We also entered into an Investor's Rights Agreement, a Registration Rights Agreement and a Voting Agreement with Viacom, which contain, among other things, transfer restrictions, standstill provisions, pre-emptive rights, registration rights and voting rights.

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

         Viacom has the right to terminate its obligation to deliver advertising and promotion under the Advertising and Promotion Agreement under a number of circumstances, including, among others, if the Hollywood.com web site contains, or links to, content that violates specified CBS license guidelines and we fail to remove such content or links, we violate the terms of Hollywood Media's other agreements with Viacom or if certain defined competitors of Viacom acquire a significant equity stake in Hollywood Media.

         Content License Agreement. Viacom has agreed to provide us an aggregate of $30 million in value over a seven-year term to be allocated in Hollywood Media's discretion to the license of content, advertising sales or advertising and promotion. We will receive $4.3 million in value during each of the first six years of the term and $4.2 million in value during the last year of the term.

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

         Investor's Rights Agreement. The Investor's Rights Agreement between Hollywood Media and Viacom Inc. sets forth various rights and obligations of Hollywood Media and Viacom related to Viacom's ownership of Hollywood Media's common stock, including Viacom's registration rights with respect to the common stock, Hollywood Media's right of first refusal with respect to transfers by Viacom of the common stock, standstill provisions to which Viacom is bound, and preemptive rights of Viacom with respect to certain issuances of common stock and other securities by Hollywood Media.

         Registration Rights. Viacom has the right to initiate up to four registrations under the Securities Act of 1933 of the common stock that it acquired from Hollywood Media. The Investor's Rights Agreement contains various restrictions on the timing of such registrations. In addition, Viacom has "piggyback" registration rights allowing it to include the shares of common stock that it acquires from Hollywood Media in registrations of Hollywood Media's common stock initiated by Hollywood Media or other shareholders. Hollywood Media will pay all expenses associated with any such registrations other than underwriters' fees or commissions relating to the sale of the common stock.

         Transfer Restrictions; Right of First Refusal. Viacom is not permitted to transfer any shares of Hollywood Media's common stock prior to January 3, 2001, except to certain affiliates of Viacom. If Viacom proposes to transfer any shares of common stock during the six year period following the first year, other than to certain affiliates or in a bona fide public distribution pursuant to an effective registration statement, Hollywood Media has the right to purchase the shares on the same terms on which Viacom proposes to transfer them to a third party. Hollywood Media's right of first refusal will terminate (a) at such time as Mitchell Rubenstein, Hollywood Media's Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, Hollywood Media's Vice Chairman of the Board and President, have sold more than 60% of the common stock owned by them as of the closing of the transaction or (b) at any time after the second anniversary of the closing if Viacom owns less than 15% of Hollywood Media's outstanding common stock (other than as a result of transfers by Viacom of at least half of the common stock acquired by it from Hollywood Media).

         Standstill Provisions. For a period of seven years ending in January 2007, Viacom agrees that, except as contemplated by the Investor's Rights Agreement, it will not, directly or indirectly, do any of the following:

         (1) acquire or propose to acquire any securities of Hollywood Media if, after giving effect thereto, Viacom and its affiliates beneficially own in excess of 34.8% of Hollywood Media's outstanding common stock;

         (2) solicit proxies or become a participant in a solicitation of proxies or consents with respect to any securities of Hollywood Media or initiate or encourage the submission of any stockholder proposal or election contest with respect to Hollywood Media;

         (3) take any action for the purpose of convening a meeting of the shareholders of Hollywood Media or initiate any process to solicit or obtain consents of shareholders in lieu of a meeting;

         (4) except as may be required by applicable law, make any public announcement or disclosure in respect in respect of any plan, contract or arrangement relating to the acquisition of capital stock of Hollywood Media or a merger, sale of assets or other extraordinary corporate transaction relating to Hollywood Media;

         (5) deposit capital stock of Hollywood Media into a voting trust or subject capital stock of Hollywood Media to voting agreements, or grant a proxy or power-of-attorney with respect to any capital stock of Hollywood Media to any person not designated by Hollywood Media who is not an officer, director or employee of Viacom or its affiliates;

         (6) form or in any participate in a group for the purpose of acquiring, holding, voting or disposing of securities of Hollywood Media; or

         (7) disclose publicly any intention or arrangement inconsistent with the foregoing or enter into any discussions or understandings with any third party with a view to encouraging any action prohibited with the foregoing.

         If Hollywood Media's Board of Directors approves or recommends to its shareholders for approval any transaction in which a party (other than Company's existing large shareholders) would acquire at least 50% of Hollywood Media's outstanding common stock, then the restrictions described above would not apply during the pendency of the transaction and would cease upon the consummation of the transaction.

         Preemptive Rights. During the seven-year period ending on January 3, 2007, Viacom has a preemptive right to purchase a pro rata portion of shares of common stock or securities convertible into common stock issued by Hollywood Media. The number of shares that Viacom is entitled to purchase is equal to the total shares to be issued by Hollywood Media multiplied by a percentage determined by dividing the number shares of Hollywood Media common stock then owned by Viacom by the total shares of common stock outstanding. If Viacom elects to exercise this right, it will purchase the shares for cash and otherwise on the same terms as Hollywood Media has agreed to issue the shares. This preemptive right does not apply to certain issuances of shares by Hollywood Media, including issuances in connection with any merger, acquisition or similar transaction by or involving Hollywood Media or issuances to directors, officers, employees, contractors, advisors or consultants of Hollywood Media in the ordinary course of business.

         Voting Agreement. The Voting Agreement among Hollywood Media, Viacom and certain shareholders of Hollywood Media contains agreements by such parties with respect to nominating individuals to serve on Hollywood Media's Board of Directors and the voting of the common stock owned by such parties in favor of such nominees. Viacom has the right to nominate for election to Hollywood Media's Board of Directors a number of individuals equal to the product of Viacom's percentage ownership of Hollywood Media's common stock and the total number of members of the Board of Directors (rounded down to the nearest whole number). In addition, as long as the Promotion Agreement and the Content Agreement remain in effect, Viacom shall have the right to designate at least one nominee to the Board of Directors. In all elections for members of the Board of Directors, each of the shareholders that is a party to the Voting Agreement agrees to vote all shares beneficially owned by them in favor of the Viacom designees. Each of Tribune Company, Mitchell Rubenstein, Laurie S. Silvers, Martin H. Greenberg and Rosalind Greenberg are parties to the Voting Agreement. As of March 26, 2000, those shareholders beneficially owned approximately 20.9% of Hollywood Media's outstanding common stock. Viacom's current nominees to the Board of Directors are Mitchell Semel and Russell I. Pillar.

         In all elections for members of the Board of Directors, Viacom agrees to vote all shares of common stock owned by it, or over which it has voting control, in favor of (1) each individual nominated for election to the Board by Hollywood Media, and (2) each individual nominated for election to the Board by Tribune Company pursuant to the Shareholder Agreement between Hollywood Media and Tribune Company.

         Viacom's right to nominate directors for election to the Board will terminate upon the acquisition by Viacom of an equity interest in excess of 15% in any entity who owns, operates or controls a web site that is a competitor of the Hollywood.com web site. The Voting Agreement contains a description of the type of web site that will constitute a competitor of the Hollywood.com web site.

Transactions with Tribune Company

         In May 1999 Hollywood Media completed the acquisition of hollywood.com, Inc. (formerly known as Hollywood Online Inc.) from Tribune Company. Hollywood Media paid the purchase price for the acquisition by issuing to Tribune Company 2,300,075 shares of common stock and an unsecured promissory note for

$1,928,138. The promissory note was repaid in full by the issuance of 152,548 shares of common stock to Tribune Company.

         Hollywood Media and Tribune Company entered into the following additional agreements in connection with Hollywood Media's acquisition of hollywood.com, Inc.

         Shareholder Agreement. Hollywood Media and Tribune Company entered into a Shareholder Agreement containing various rights and obligations associated with Tribune Company's ownership of the common stock. Pursuant to the Shareholder Agreement, Tribune Company agreed to certain standstill provisions, including that it will not acquire any additional equity securities of Hollywood Media or solicit proxies or consents with respect to the securities of Hollywood Media or initiate any shareholder proposal. In addition, Tribune Company agreed that it will not transfer any common stock to any competitor of Hollywood Media, or to any transferee or group of related transferees of Hollywood Media that would, after such transfer, hold more than 2.5% of the voting securities of Hollywood Media.

         Tribune Company also agreed pursuant to the Shareholder Agreement that for a period of three years after the closing of the acquisition it will vote all shares of common stock owned by it in favor of the nominees for election to Hollywood Media's Board of Directors recommended to Hollywood Media's shareholders by the Board of Directors. In addition, with respect to all other matters submitted to a vote of the shareholders of Hollywood Media (other than certain transactions that would dilute its ownership of Company common stock or result in a change of control of Hollywood Media), Tribune Company agrees that for a period of three years it will vote all shares of Company common stock owned by it in the same proportion as all other shareholders of Hollywood Media vote on any such matter.

         Tribune Company will be entitled to designate one person as a nominee for election to Hollywood Media's Board of Directors as long as it beneficially owns at least 5% of the voting securities of Hollywood Media. If Hollywood Media increases the size of its Board of Directors from nine to ten members, Tribune Company will be entitled to designate one additional person as a nominee for election to Hollywood Media's Board of Directors. If Hollywood Media increases the size of its Board of Directors to a number greater than ten, Tribune Company shall be entitled to designate a number of nominees proportionate to its percentage ownership of Company common stock. Tribune Company's current nominee to the Board of Directors is David D. Williams.

         The standstill provisions of the Shareholder Agreement terminate upon the earlier to occur of January 10, 2004 and the date of a change of control (as defined) of Hollywood Media. The other provisions of the Shareholder Agreement terminate on the earliest of these dates and the date on which Tribune Company beneficially owns less than 5% of the voting securities of Hollywood Media.

         Registration Rights Agreement. Hollywood Media and Tribune Company entered into a Registration Rights Agreement upon the closing of the acquisition, which provides Tribune Company with the right to require Hollywood Media to register the common stock acquired by Tribune Company in the acquisition under the Securities Act under certain conditions. Tribune Company and its permitted transferees have the right on four separate occasions to require Hollywood Media to effect a registration under the Securities Act of at least 20% of the common stock acquired by Tribune Company in the acquisition to be sold in a firm commitment underwritten public offering for cash. In addition, at any time when Hollywood Media proposes to register shares of common stock under the Securities Act, it will give notice to Tribune Company and its permitted transferees of its intention to do so and of the material terms of the proposed registration. Hollywood Media will use its best efforts to include in the proposed registration all shares of common stock that it is requested in writing by Tribune Company or its permitted transferees to register. The permitted transferees of Tribune Company that are entitled to the benefits of the Registration Rights Agreement include only wholly owned subsidiaries of Tribune Company and certain charitable organizations affiliated with Tribune Company.

         Non-Competition Agreement. Hollywood Media and Tribune Company also entered into a Non-Competition Agreement upon the closing of the acquisition. Tribune Company agrees in the Non-Competition Agreement that for a period of three years after the closing, it will not engage or participate in any business or venture that operates as its primary focus a national or international-targeted web site dedicated to providing movie-going consumers with movie-related information or offering for sale movie-themed merchandise or tickets for movies (a "Competing Business"). In addition, Tribune Company agrees that for a period of three years after the closing, it will not own, manage, operate, promote, control, or be connected with as a stockholder (other than on a passive basis with less than 5% of the equity of a publicly-traded company or less than 10% of the equity of a privately-owned company), joint venturer or partner in, any Competing Business. Notwithstanding the foregoing, certain business ventures and activities of Tribune Company shall not be considered a Competing Business, including, among others, the operation of the current web site operated by newspapers owned by Tribune Company to the extent the web site provide primarily local and regional movie information and movie-themed merchandise and the licensing and syndication of movie information by the L.A. Times Syndicate to third parties, which information is posted to such parties' web site.

Investments by Affiliate of the Simon Property Group

         Pursuant to a 1995 stock purchase agreement with Tekno Simon, an affiliate of the Simon Property Group, and its Co-Chairman, Melvin Simon, Tekno Simon invested $2,000,000 in shares of Hollywood Media's Series A Preferred Stock and Series B Preferred Stock and $1,000,000 in shares of Hollywood Media's common stock.

         Under the original Simon Stock Purchase Agreement, the Series A Preferred Stock and the Series B Preferred Stock were convertible at the option of the holder, at any time prior to November 28, 1997, into shares of common stock on a one-for-one basis.

         In May 1999 Hollywood Media agreed to extend the conversion option and allow Tekno Simon to convert the Series A and Series B Preferred Stock into common stock. In exchange, Tekno Simon agreed to waive certain accrued dividends payable on the Series A and Series B Preferred Stock. In May 1999 Tekno Simon converted all of the Series A and Series B Preferred Stock into 300,631 shares of common stock.

         Pursuant to the Simon Stock Purchase Agreement, Tekno Simon has the right to designate one nominee to Hollywood Media's Board of Directors until such time as Tekno Simon holds less than 25% of the sum of (i) the shares of common stock issued upon conversion of the Series A Preferred Stock, and (ii) the shares of common stock purchased by Tekno Simon in 1995. Certain principal shareholders of Hollywood Media, including Mitchell Rubenstein, Laurie S. Silvers and Dr. Martin H. Greenberg, have agreed to vote their shares of common stock in favor of the election of Tekno Simon's nominee to the Board of Directors. Tekno Simon's current nominee on the Board of Directors is Deborah J. Simon.

Investment by Hollywood Media's Directors

         In September 2000, Hollywood Media entered into definitive agreements to issue a total of 733,696 shares of Hollywood Media's common stock to investors for an aggregate purchase price of $4,250,000 in cash. The transaction which closed in November 2000, was structured as a private placement to accredited investors and Hollywood Media agreed to register the shares for resale by the investors. As part of the private placement, Mitchell Rubenstein, the Chairman and Chief Executive Officer of Hollywood Media, purchased 125,001 shares of Hollywood Media's common stock at a purchase price of $6.00 per share.

         In May 1999, Hollywood Media issued 569,820 shares of common stock in a private placement at a purchase price of $21.25 per share. In addition, Hollywood Media issued to the same investors warrants to purchase an aggregate of 189,947 shares of common stock at an exercise price of $21.25 per share. Five members of Hollywood Media's then current Board of Directors participated in the private placement and purchased an aggregate of 35,700 shares of common stock and received warrants to purchase an aggregate of 11,902 shares of common stock on the same terms as the other investors in the private placement.

         In July 1998, six members of Hollywood Media's then current Board of Directors (including Mitchell Rubenstein, Hollywood Media's Chairman of the Board and Chief Executive Officer, Laurie S. Silvers, Hollywood Media's Vice Chairman and President, and Martin H. Greenberg, the Chief Executive Officer of Tekno Books, Hollywood Media's 51%-owned subsidiary) purchased an aggregate of 187,442 shares of Hollywood Media's common stock for $5.00 per share, the then market price of the stock. In conjunction with the private placement of these shares, the investors received five-year warrants to purchase an aggregate of 93,721 shares of Hollywood Media's common stock at $5.00 per share.

Consulting Agreement with Dr. Martin H. Greenberg

         In 1993 Hollywood Media entered into a consulting agreement with Dr. Martin H. Greenberg pursuant to which Dr. Greenberg agreed to render advisory and consulting services to Hollywood Media, including identifying best-selling authors to create intellectual properties for Hollywood Media and negotiating agreements with such authors, arranging for the publication of prose novels and anthologies for children and adults based on Hollywood Media's characters, and attending trade shows and conventions on Hollywood Media's behalf. The consulting agreement will expire in November 2003, unless terminated earlier, which termination may take place only under certain conditions. Pursuant to the consulting agreement, in November 1993 Dr. Greenberg began receiving consulting fees of $30,000 per year and was granted an option to purchase 6,250 shares of common stock at an exercise price of $8.00 per share.

         In connection with the acquisition of Tekno Books, the consulting agreement was amended on December 9, 1994 (1) to provide that Dr. Greenberg will have the exclusive right to package novelizations based on Hollywood Media's entertainment properties, and (2) in lieu of future annual stock option grants to which Dr. Greenberg was entitled under the original agreement, to grant Dr. Greenberg options to purchase 17,778 shares of common stock at an exercise price of $8.4375 per share (the then approximate market price of the common stock).

Mr. Greenberg received the stock options and receives the consulting fees in lieu of a base salary. Mr. Greenberg does not receive a salary for serving as the Chief Executive Officer of Tekno Books.

Line of Credit

         During the first quarter of 1999, Mitchell Rubenstein, Hollywood Media's Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, Hollywood Media's Vice Chairman and President, agreed to increase their previously extended $1.1 million unsecured line of credit facility to Hollywood Media to $5.5 million to enable Hollywood Media to meet its working capital requirements for the balance of 1999. The interest rate on the line of credit was set at the JP Morgan Bank prime rate of interest. This commitment terminated in accordance with its terms during the second quarter of 1999 as a result of Hollywood Media raising in excess of $5.5 million from other sources for working capital purposes. In addition, during the second quarter of 2000, Mitchell Rubenstein and Laurie S. Silvers, advanced a $2,050,000 unsecured line of credit facility to Hollywood Media. Hollywood Media drew upon this line of credit in the second quarter of 2000 to enable Hollywood Media to meet its obligation to lend to a former shareholder of CinemaSource funds to pay a portion of the shareholder's taxes resulting from the sale of CinemaSource to Hollywood Media, and again in the third quarter of 2000. The loans were repaid in full and there are no borrowings by Hollywood Media under the line of credit as of March 26, 2001.

Item 14.  Exhibits and Reports on Form 8-K.
          ---------------------------------
             (a)  Exhibits:
                                                                Incorporated by
Exhibit                Description                               Reference From
-------                                                          --------------

    3.1      Third Amended and Restated Articles of Incorporation       *

    3.2      Articles of Amendment to Articles of Incorporation
             of Hollywood Media for Designation of Preferences,
             Rights and Limitations of 7% Series D Convertible
             Preferred Stock                                            (1)

    3.3      Articles of Amendment to Articles of Incorporation
             of Hollywood Media for Designation of Preferences,
             Rights and Limitations of 7% Series D-2 Convertible
             Preferred Stock                                            (2)

    3.4      Articles of Amendment to Articles of Incorporation
             of Hollywood Media amending Designation of
             Preferences, Rights and Limitations of Series A
             Variable Rate Convertible Preferred Stock                  (3)

    3.5      Articles of Amendment to Articles of Incorporation
             of Hollywood Media amending Designation of
             Preferences, Rights and Limitations of Series B
             Variable Rate Convertible Preferred Stock                  (3)

    3.6      Bylaws                                                     (4)

    4.1      Form of Common Stock Certificate                           (4)

    4.2      Rights Agreement dated as of August 23, 1996
             between Hollywood Media and American Stock Transfer
             & Trust Company, as Rights Agent                           (5)

   10.1      Executive Compensation Plans and Arrangements

             (a) Employment Agreement between Hollywood Media
                 and Mitchell Rubenstein                                (11)

             (b) Extension and Amendment Agreement between
                 Hollywood Media and Mitchell Rubenstein entered
                 into as of July 1, 1998                                (12)

             (c) Employment Agreement between Hollywood Media
                 and Laurie S. Silvers                                  (11)

             (d) Extension and Amendment Agreement between
                 Hollywood Media and Laurie Silvers entered into as
                 of July 1, 1998                                        (12)

             (e) 1993 Stock Option Plan, as amended effective
                 October 1, 1999                                        (14)

             (f) Directors Stock Option Plan, as amended
                 effective July 2, 1998                                 (12)

             (g) Form of Indemnification Agreement between
                 Hollywood Media and each of its Directors and
                 Officers                                               (11)

             (h) 2000 Stock Incentive Plan                                *

             (i) 401(k) Plan                                              *

   10.2      Securities Purchase Agreement, dated July 28, 1999,
             between Hollywood Media and AOL Latin America, S.L.         (6)

   10.3      Warrant dated July 28, 1999 by Hollywood Media
             issued in the name of AOL Latin America, S.L. for
             100,000 shares of common stock                              (6)

   10.4      Stock Purchase Agreement, dates as of August 26,
             1999, between Hollywood Media and Viacom, Inc; (as
             successor to CBS Corporation)                               (7)

   10.5      Asset Purchase Agreement, dated as of August 30,
             199, by and among Hollywood Media, Baseline II,
             Inc. Paul Kagan Associates, Inc., Cinema
             Enterprises Group LLC and Paul Kagan                        (8)

   10.6      Non-Competition Agreement, dated as of August 30,
             1999, by and among Hollywood Media, Baseline II,
             Inc. Paul Kagan Associates, Inc., Cinema
             Enterprises Group LLC and Paul Kagan                        (8)

   10.7       Warrant dated August 31, 1999, by Hollywood Media
             issued in the name of Baseline II, Inc. for 49,262
             shares of Common Stock (with similar Warrants to
             purchase 3,284 and 2,189 shares of Common Stock
             issued in the name of Paul Kagan associates, Inc.
             and Paul Kagan, respectively)                               (8)

   10.8      Employment Agreement, dated as of May 18, 1999,
             between Showtimes.com, Inc. and Brett West                  (3)

   10.9      Non-Competition Agreement, dated as May 18, 1999,
             by and among Hollywood Media, CinemaSource, Inc.,
             Brett West and Pamela West                                  (3)

  10.10      Unsecured Promissory Note, dated May 20, 1999, in
             favor of The Times Mirror Company                           (3)

  10.11      Registration Rights Agreement, dated as of May 20,
             1999, between Hollywood Media and The Times Mirror
             Company                                                     (9)

  10.12      Non-Competition Agreement, dated as of May 20,
             1999, between Hollywood Media and The Times Mirror
             Company                                                     (9)

  10.13      Employment Agreement, dated as of May 31, 1999,
             between Hollywood Media and W. Robert Shearer               (3)

  10.14      Form of Subscription Agreement between Hollywood
             Media and each of the investors in Hollywood
             Media's private placement of an aggregate of
             569,820 shares of Common Stock                              (3)

  10.15      Modification Agreement dated March 28, 1999 between
             Hollywood Media and BankBoston Retail Finance Inc.          (10)

  10.16      econd Modification Agreement dated March 26, 1999
             between Tekno Comix, Inc. and BankBoston Retail
             Finance Inc.                                                (10)

  10.17      Agreement and Plan of Merger dated as of January
             10, 1999, by and among The Times Mirror Company,
             Hollywood Online Inc., Hollywood Media and Big
             Acquisition Corp.                                           (9)

  10.18      Asset Purchase Agreement dated March 29, 1999 by
             and among Hollywood Media, CinemaSource, Inc.,
             Brett West and Pamela West                                  (13)

  10.19      Common Stock Investment Agreement dated as of
             August 22, 2000 among Hollywood Media, Elliott
             Associates L.P. and Westgate International, L.P.            (15)

  10.20      Registration Rights Agreement dated August 22, 2000
             among Hollywood Media, Elliott Associates, L.P. and
             Westgate International, L.P.                                (15)

  10.21      Common Stock Adjustment Warrant dated August 22,
             2000 between Hollywood Media and Elliott
             Associates, L.P.                                            (15)

  10.22      Common Stock Adjustment Warrant dated August 22,
             2000 between Hollywood Media and Westgate
             International, L.P.                                         (15)

  10.23      Common Stock Purchase Warrant dated August 22, 2000
             between Hollywood Media and Elliott Associates,
             L.P.                                                        (15)

  10.24      Common Stock Purchase Warrant dated August 22, 2000
             between Hollywood Media and Westgate International,
             L.P.                                                        (15)

  10.25      Purchase Agreement effective as of September 29,
             2000 among Hollywood.com, Inc. and the Purchasers
             named therein.                                              (16)

  10.26      Agreement and Plan of Merger dated as of September
             15, 2000 by and among Cameron Mackintosh, Inc.,
             Theatre Direct NY, Inc., Hollywood.com, Inc. and
             Theater Acquisition Corp.                                   (17)

  21.1       Subsidiaries of Hollywood Media                               *


  23.1       Consent of Arthur Andersen LLP                                 *

------------------

* Filed as an exhibit to this Form 10-K.

(1) Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(2) Incorporated by reference from the exhibit filed with Hollywood Media's Registration Statement on Form S-3
         (No. 333-68209).
(3) Incorporated by reference from exhibits filed with Hollywood Media's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(4) Incorporated by reference from the exhibit filed with Hollywood Media's Registration Statement on Form SB-2 (No. 33-69294).
(5)      Incorporated by reference from exhibit 1 to Hollywood
         Media's Current Report on Form 8-K filed on October 20,
         1999.
(6) Incorporated by reference from the exhibits filed with Hollywood Media's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.
(7)      Incorporated by reference from exhibit 1 to Hollywood
         Media's Current Report on Form 8-K filed on September
         28, 1999.
(8) Incorporated by reference from exhibits 1, 2 and 3 to Hollywood Media's Current Report on Form 8-K filed on
         September 15, 1999.
(9)      Incorporated by reference from exhibit 2 to Hollywood
         Media's Current Report on Form 8-K filed on January 20,
         1999.
(10) Incorporated by reference from exhibits filed with Hollywood Media's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.
(11) Incorporated by reference from the exhibit filed with Hollywood Media's Registration Statement on Form SB-2
         (No. 33-69294).
(12) Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(13) Incorporated by reference from the exhibit filed with Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 1998.
(14) Incorporated by reference from the exhibit filed with Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 1999.
(15) Incorporated by reference from the exhibits to Hollywood Media's Current Report on Form 8-K filed on
         August 29,2000.
(16) Incorporated by reference from the exhibits to Hollywood Media's Current Report on Form 8-K filed on
         October 5, 2000.
(17) Incorporated by reference from the exhibits to Hollywood Media's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

         (b)      Reports on Form 8-K:

                  Hollywood Media filed a Current Report on Form 8-K on October 5, 2000 disclosing that as of September 29, 2000, Hollywood Media entered into definitive agreements to issue a total of 733,696 shares of Hollywood Media's common stock, $0.01 par value, to investors for an aggregate purchase price of $4,250,000 in cash.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HOLLYWOOD MEDIA CORP.

Date:  November 2, 2001                         By: /s/  Mitchell Rubenstein
                                                    ----------------------------
                                                    Mitchell Rubenstein,
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT                           DESCRIPTION

 3.1                       Third Amended and Restated Articles of Incorporation

10.1(h)                    2000 Stock Incentive Plan

10.1(i)                    401(k) Plan

21.1                       Subsidiaries of Hollywood Media

23.1                       Consent of Arthur Andersen LLP