Form 10-Q/A
period 2001-03-31
HOLLYWOOD MEDIA CORP
filed 2001-11-02
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes    X       No
    --------     --------

         As of May 10, 2001, the number of shares outstanding of the issuer's common stock, $.01 par value, was 25,837,619.

                              HOLLYWOOD MEDIA CORP.

                                Table of Contents



PART I   FINANCIAL INFORMATION
------   ---------------------
                                                                         Page(s)
                                                                         -------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets as of March 31, 2001
             (unaudited) and December 31, 2000...........................   2

             Condensed Consolidated Statements of Operations for the
             Three Months ended March 31, 2001 and 2000 (unaudited) .....   3

             Condensed Consolidated Statement of Shareholders' Equity
             for the Three Months ended March 31, 2001 (unaudited).......   4

             Condensed Consolidated Statements of Cash Flows for the
             Three Months ended March 31, 2001 and 2000 (unaudited)......   5

             Notes to Condensed Consolidated Financial Statements
             (unaudited).................................................  6-18

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............................. 19-30

PART II  OTHER INFORMATION
-------  -----------------

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS......................  31

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................  33

Signature ................................................................  36

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,          December 31,
                                                                                          2001                2000
                                                                                     --------------       -------------
                                                                                     (Unaudited and
                                                                                        Restated)
                                      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                         $   1,599,234       $   1,911,224
    Receivables, net                                                                      1,614,000           1,866,565
    Inventories, net                                                                      7,171,171             106,700
    Prepaid expenses                                                                        469,484             687,028
    Other receivables                                                                       207,550             866,251
    Other current assets                                                                    241,743             240,450
    Deferred advertising - CBS                                                           18,845,194          19,131,714
                                                                                      -------------       -------------
    Total current assets                                                                 30,148,376          24,809,932

PROPERTY AND EQUIPMENT, net                                                               2,764,512           2,802,840
INVESTMENTS                                                                                 415,521             305,045
NONCURRENT DEFERRED ADVERTISING - CBS                                                    87,002,721          91,714,019
INTANGIBLE ASSETS, net                                                                    3,262,997           3,745,579
GOODWILL, net                                                                            44,586,895          45,173,047
OTHER ASSETS                                                                                756,354             727,620
                                                                                      -------------       -------------
TOTAL ASSETS                                                                          $ 168,937,376       $ 169,278,082
                                                                                      =============       =============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                  $   2,761,660       $   3,194,105
    Other accrued expenses                                                                2,577,351           2,444,113
    Notes payable                                                                           750,000             750,000
    Loan from shareholder/officer                                                           500,000                  --
    Accrued reserve for closed stores                                                       525,786             798,362
    Deferred revenue                                                                      8,590,235           1,556,841
    Current portion of capital lease obligations                                            734,033             627,597
                                                                                      -------------       -------------
    Total current liabilities                                                            16,439,065           9,371,018
                                                                                      -------------       -------------

CAPITAL LEASE OBLIGATIONS, less current portion                                             667,211             721,521
                                                                                      -------------       -------------
DEFERRED REVENUE                                                                            272,153             331,559
                                                                                      -------------       -------------
MINORITY INTEREST                                                                           158,315             160,094
                                                                                      -------------       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                 --                  --
    Common stock, $.01 par value, 100,000,000 shares authorized; 25,007,982 and 24,730,968 shares issued at March 31, 2001 and
        December 31, 2000, respectively                                                     250,079             247,309
    Warrants outstanding                                                                  7,273,335           7,007,013
    Deferred compensation                                                                   (51,033)           (102,067)
    Additional paid-in capital                                                          264,874,901         264,332,941
    Accumulated deficit                                                                (120,946,650)       (112,791,306)
                                                                                      -------------       -------------
    Total shareholders' equity                                                          151,400,632         158,693,890
                                                                                      -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 168,937,376       $ 169,278,082
                                                                                      =============       =============

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Three Months Ended March 31,
                                                                          -------------------------------
                                                                              2001               2000
                                                                           (Restated)
                                                                          ------------       ------------
NET REVENUES                                                              $ 10,877,772       $  4,077,696
COST OF REVENUES                                                             6,633,607            949,971
                                                                          ------------       ------------

    Gross margin                                                             4,244,165          3,127,725
                                                                          ------------       ------------

OPERATING EXPENSES:
    General and administrative                                               1,830,291          2,343,505
    Selling and marketing                                                      925,593          2,418,731
    Salaries and benefits                                                    3,119,836          2,432,915
    Amortization of CBS advertising                                          5,048,292          4,124,197
    Amortization of goodwill and intangibles                                 1,800,180          1,651,934
    Depreciation and amortization                                              349,898            317,455
    Reversal for closed stores and lease termination costs, net               (272,576)                --
                                                                           ------------       ------------

        Total operating expenses                                            12,801,514         13,288,737
                                                                          ------------       ------------

        Operating loss                                                      (8,557,349)       (10,161,012)

EQUITY  IN EARNINGS - INVESTMENTS                                              447,875          1,105,337

OTHER INCOME (EXPENSE):

    Interest expense                                                           (55,636)           (96,381)
    Interest income                                                             49,725             37,181
    Other, net                                                                   4,914                 --
                                                                          ------------       ------------

         Loss before minority interest                                      (8,110,471)        (9,114,875)

MINORITY INTEREST                                                              (44,873)           (59,151)
                                                                          ------------       ------------

         Net loss                                                         $ (8,155,344)      $ (9,174,026)
                                                                          ============       ============


Basic and diluted net loss per common share                               $      (0.33)      $      (0.42)
                                                                          ============       ============

Weighted average common and common equivalent shares
outstanding - basic and diluted                                             24,706,527         21,830,827
                                                                          ============       ============

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                            (Unaudited and Restated)


                                         Common Stock                                  Additional
                                  ----------------------     Warrants      Deferred     Paid-in       Accumulated
                                     Shares       Amount    Outstanding  Compensation    Capital        Deficit           Total
                                  -----------   ---------   -----------  ------------ -------------   -------------    ------------
Balance - December 31, 2000        24,730,968   $ 247,309   $ 7,007,013   $ (102,067) $ 264,332,941   $(112,791,306)  $ 158,693,890

Issuance of stock options and
   warrants for services
   rendered                                --          --       266,322           --       (208,240)             --          58,082

Employee stock bonus                    4,138          41            --           --         14,959              --          15,000

Issuance of common stock -
   adjustment shares                  125,876       1,259            --           --         (1,259)             --              --

Issuance of common stock to pay
   obligations of Hollywood Media     160,000       1,600            --           --        797,964              --         799,564

Amortization of employee stock
   bonuses                                 --          --            --       51,034             --              --          51,034

Shares repurchased and retired        (13,000)       (130)           --           --        (61,464)             --         (61,594)

Net loss (as restated)                     --          --            --           --             --      (8,155,344)     (8,155,344)
                                  -----------   ---------   -----------   ----------  -------------   -------------   -------------

Balance - March 31, 2001           25,007,982   $ 250,079   $ 7,273,335   $  (51,033) $ 264,874,901   $(120,946,650)  $ 151,400,632
                                  ===========   =========   ===========   ==========  =============   =============   =============











     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited and Restated)

                                                                                               Three Months Ended March 31,
                                                                                             -------------------------------
                                                                                                2001                2000
                                                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                     $ (8,155,344)      $ (9,174,026)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                                            2,150,078          1,969,389
       Equity in earnings of investments, net of return of invested capital                      (110,476)          (638,560)
       Issuance of compensatory stock, stock options and warrants for services rendered            73,082             51,028
       Amortization of employee stock bonus                                                        51,034             51,033
       Provision for bad debts                                                                     34,628             25,514
       Provision for inventory obsolescence                                                            --             13,444
       Amortization of deferred financing costs                                                        --              2,145
       Reversal for closed stores and lease terminations costs                                   (272,576)                --
       Amortization of CBS advertising                                                          5,048,292          4,124,197
       Minority interest                                                                           44,873             59,151
       Changes in assets and liabilities:
         Receivables                                                                              412,638           (863,542)
         Prepaid expenses                                                                         217,544            (72,969)
         Inventories                                                                           (2,907,003)            88,095
         Other current assets                                                                      (1,293)           (28,552)
         Other assets                                                                             (28,734)             7,561
         Accounts payable                                                                         367,119         (1,313,419)
         Deferred revenue                                                                       2,058,200            (69,730)
         Other accrued expenses                                                                   109,638            238,073
                                                                                             ------------       ------------
           Net cash used in operating activities                                                 (908,300)        (5,531,168)
                                                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loan to Beach Wrestling, LLC                                                                 (35,000)                --
     Loans to MovieTickets.com, net                                                               499,000                 --
     Purchase of web addresses                                                                         --         (1,000,000)
     Capital expenditures                                                                        (194,006)          (424,612)
     Return of capital from Tekno Books to minority partner                                       (46,652)          (190,282)
                                                                                             ------------       ------------
           Net cash provided by (used in) investing activities                                    223,342         (1,614,894)
                                                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from shareholder/officer loan                                                       500,000                 --
     Net proceeds from issuance of common stock                                                        --          5,303,030
     Proceeds from exercise of stock options and warrants                                              --          6,120,046
     Payments to repurchase common stock                                                          (61,594)          (198,075)
     Payments under capital lease obligations                                                     (65,438)          (124,290)
                                                                                             ------------       ------------
           Net cash provided by financing activities                                              372,968         11,100,711
                                                                                             ------------       ------------

           Net (decrease) increase in cash and cash equivalents                                  (311,990)         3,954,649

CASH AND CASH EQUIVALENTS, beginning of period                                                  1,911,224          2,475,345
                                                                                             ------------       ------------

CASH AND CASH EQUIVALENTS, end of period                                                     $  1,599,234       $  6,429,994
                                                                                             ============       ============

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
     Interest paid                                                                           $     15,851       $     94,065
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

The financial statements reflect all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media's financial position and results of operations.

The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 2001.

The accompanying consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto included in Hollywood Media's Annual Report on Form 10-K/A for the year ended December 31, 2000.

In the event that additional funding is required, the Chairman of the Board and Chief Executive Officer and the Vice Chairman and President of Hollywood Media, have indicated their intention to provide to Hollywood Media, if required, with an amount not to exceed $6 million in order to enable Hollywood Media to meet its working capital requirements during 2001; provided, however, that the commitment will terminate to the extent Hollywood Media raises no less than $6 million from other sources and such additional funding is not expended on acquisitions. During the first quarter 2001 we drew $500,000 of such funding which was repaid subsequent to March 31, 2001. As a result of the financing raised by Hollywood Media subsequent to March 31, 2001, described in Note 14, the commitment was reduced to $2.25 million.

         Revenue Recognition

We changed the revenue recognition method for Hollywood Media's ticketing businesses from revenue recognized when collection was assured and ticket delivery to the customer had occurred, to the date of performance of the show, effective January 1, 2001. The accompanying financial statements for the three months ended March 31, 2001 have been restated. See Note 15.

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

Significant estimates and assumptions embodied in the accompanying financial statements include the adequacy of reserves for accounts receivables and closed stores and the ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets, including the remaining carrying value of deferred advertising received from CBS in 2000 in exchange for shares of Hollywood Media's common stock.

The Company has no items of other comprehensive income or loss. Therefore, comprehensive loss is the same as net loss for all periods presented.

(2)      ACQUISITIONS:

In January 2000, we completed the acquisition of the web address Broadway.com from Broadway Technologies Group for a purchase price of $1.6 million, paid with $1.0 million in cash and 35,294 shares of common stock, valued at $17 per share, the stated value per the purchase agreement.

On May 1, 2000, we acquired substantially all of the assets of BroadwayTheater.com, Inc. ("BroadwayTheater.com"), a privately held company, for $135,000 in cash and 83,214 shares of Hollywood Media's common stock valued at $14.00 per share. The asset purchase agreement for BroadwayTheater.com includes an earn-out provision which obligates Hollywood Media to issue additional shares of common stock to the seller each year for a three-year period if certain gross profit targets are achieved. The contingent payment is a fixed number of shares each year (28,571) if gross profit targets, representing 25% growth over the prior year, are achieved each year. The earn-out payments will be accounted for as additional purchase price at the current fair value of the additional consideration if and when the contingency payments are made. The total amount of contingent shares are 85,714 at March 31, 2001 and are not issued and have been excluded from our earnings per share calculation for the three months ended March 31, 2001.

Effective September 15, 2000, we acquired Theatre Direct NY, Inc. ("TDI") for 66,291 shares of common stock valued at $505,719 or $7.63 per share and $750,000 in promissory notes. In addition, we issued 195,874 shares of common stock as contingent consideration. These shares were placed in escrow and will be delivered to the seller if certain conditions are satisfied at the end of the one year period following the date of acquisition. Most notable is the condition that certain relationships with certain key suppliers remain in full force and effect for a period of one year from the date of acquisition. The 195,874 contingent shares have not been reflected in the purchase price and are not included in the earnings per share calculation during the period.

The acquisitions of BroadwayTheater.com and TDI on May 1, 2000 and September 15, 2000, respectively, were accounted for under the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements since the respective dates of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $3.3 million is being amortized over a useful life of ten years.

The following are unaudited pro forma combined results of operations of Hollywood Media and TDI for the three months ended March 31, 2000 as if the acquisition of TDI had occurred on January 1, 2000:


         Net Revenues                              $ 10,396,346
                                                   ============

         Net Loss                                  $ (9,319,162)
                                                   ============

          Pro Forma Diluted Loss  Per Share        $      (.43)
                                                   ============

          Weighted Average Shares Outstanding        21,897,118
                                                   ============

These unaudited pro forma combined results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and the elimination of overhead charges from the former parent company. They do not purport to be indicative of the results of operations which actually would have resulted had the acquired company been under common control prior to the date of the acquisition or which may result in the future. The pre-acquisition results of operations of BroadwayTheater.com are not material to the consolidated results of operations and therefore have been excluded from the pro forma combined results of operations.

(3)      DEBT:

In connection with the TDI acquisition in September 2000, we signed two promissory notes payable to the former owner. The first is an interest bearing note payable with a face value of $500,000, principal payable monthly, due on September 15, 2001. The note bears interest at Citibank, N.A. prime plus 1% per annum (8% at March 31, 2001). The second promissory note is a one year non-interest bearing note with a face value of $250,000 due on September 26, 2001. At March 31, 2001, the outstanding balance of notes payable is $750,000.

(4)      OTHER ACCRUED EXPENSES:

Other Accrued Expenses consist of the following:

                                                  March 31,        December 31,
                                                    2001              2000
                                                  ---------        ------------
         Compensation and benefits               $  515,890        $  496,032
         Insurance                                   80,209           152,978
         Acquisition costs                          190,330           190,330
         Professional fees                          146,100           166,182
         Licensing fees                             105,825            91,800
         Interest                                    96,944            57,159
         Royalties                                   35,246            39,480
         Other                                    1,406,807         1,250,152
                                                 ----------        ----------
                                                 $2,577,351        $2,444,113
                                                 ==========        ==========

(5)        ACCRUED RESERVE FOR CLOSED STORES:

In 1998, we aggressively pursued closure of Hollywood Media's retail kiosk locations and closed 29 unprofitable or marginally profitable kiosk locations. In December 1999, we decided to exit the brick and mortar retail business altogether and closed the remaining kiosks and in-line stores. We recorded provisions and write-offs in 1998, 1999 and 2000, for the asset impairments, write-off of leasehold improvements, computer systems, furniture and equipment and the estimated cost of early lease terminations. The balance of the accrued reserve for closed stores at March 31, 2001 and December 31, 2000 was $525,786 and $798,362 respectively, consisting primarily of estimated liabilities remaining on lease obligations resulting from early lease terminations. We reduced such reserve by $272,576 during the three months ended March 31, 2001 due to favorable settlements and dismissals of matters related to outstanding lease obligations as a result of exiting the brick and mortar retail business. The reserve for closed stores is evaluated by management on a quarterly basis. It is at this time that we re-evaluate reserves which have been established for continuing contractual lease obligations and estimates of the costs to settle leases. We compare the updated estimates to existing reserves on a lease-by-lease basis. During March 2001, we evaluated the reserves and determined based on settlements made, and the stages of various matters, that reserves totaling $272,576 were no longer required. Consequently, these reserves were reversed during the three months ended March 31, 2001.

(6)      COMMON STOCK:

In January 2001, we issued 4,138 shares of restricted common stock valued at $15,000 or $3.625 per share, the closing market price on the date of issuance, as an incentive bonus to an officer of Hollywood Media in accordance with an employment agreement.

In February 2001, we issued 160,000 restricted shares of common stock valued at $799,564 in exchange for the payment by a third party of $799,564 of certain media, goods and services obligations outstanding by Hollywood Media. The common stock was valued at the fair market value of the outstanding obligations that were paid by the recipient of the stock.

During the three months ended March 31, 2001, we issued 125,876 shares of common stock to investors from the August 2000 private placement pursuant to the exercise of certain adjustment warrants. The fair value of these adjustment shares on the dates of issuance was $593,127. Hollywood Media is obligated to issue additional shares to those selling shareholders for no consideration if the average of the five lowest volume weighted average prices of the common stock during the final fifteen days of an adjustment period is below $9.63. The final adjustment period ends September 4, 2001. A total of 204,831 shares have been issued in April through August of 2001 and the estimated maximum additional shares to be issued if the weighted average price is $2 is approximately 137,000 shares and if the weighted average price is $5 is approximately 33,000 shares. The precise number of shares of common stock which were issued were determined in accordance with a formula set forth in the adjustment warrants.

Hollywood Media granted warrants to placements agents for an August 2000 private placement to acquire 70,000 shares of common stock at exercise prices of $3.00 and $4.25 per share. The warrants were valued at $266,322 and are included in additional paid in capital in the accompanying statement of shareholders' equity.

Pursuant to Hollywood Media's stock repurchase plan, during the three months ended March 31, 2001 we repurchased 13,000 shares of its common stock for an aggregate consideration of $61,594, or an average purchase price of $4.74 per share.

During the three months ended March 31, 2001, we issued stock options valued at $58,082 for services rendered. This amount is included in general and administrative expense in the accompanying consolidated statement of operations.

During the quarter ended March 31, 2001, we issued stock options and warrants to purchase an aggregate 790,599 shares of our common stock, including 717,000 stock options granted to employees at exercise prices ranging from $3.875 to $6.50 per share and warrants to purchase a total of 70,000 shares at exercise prices ranging from $3.00 to $4.25 per share. Options granted to employees are subject to vesting periods ranging from six months to four years and generally expire five years from the date of issuance.

 (7)     INVESTMENTS:

Investments consist of the following:

                                                   March 31,     December 31,
                                                     2001           2000
                                                  ----------     ----------
         NetCo Partners (a)                       $  859,190     $  699,331
         MovieTickets.com (b)                       (443,669)      (394,286)
         Beach Wrestling LLC (c)                          --             --
                                                  ----------     ----------
                                                  $  415,521     $  305,045
                                                  ==========     ==========

         (a) Netco Partners

Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings-Investment. The revenues, gross profit and net income of NetCo Partners for the three months ended March 31, 2001 and 2000 are presented below:

                                     Three Months Ended March 31,
                                ------------------------------------
                                   2001                     2000
                                -----------             ------------

Revenues                        $ 1,171,264             $  2,617,126

Gross Profit                        998,786                2,202,349

Net Income                          996,517                2,210,674

Company's Share of
Net Income                          498,258                1,105,337


As of March 31, 2001, NetCo Partners has $1,490,997 in accounts receivable. Management of NetCo Partners believes that these receivables will be collected in full and no reserves have been established. These accounts receivable are not included in Hollywood Media's consolidated balance sheets.

NetCo Partners' deferred revenues, consisting of cash advances received but not yet recognized as revenue, amounted to $410,226 as of March 31, 2001. These deferred revenues are not included Hollywood Media's consolidated balance sheets.

As of March 31, 2001, we received cumulative profit distributions from NetCo Partners since its formation totaling $6,002,179, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

(b)         MovieTickets.com. Inc.

Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. ("AMC") and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"), in which each venture partner initially acquired a 33.33% interest in the joint venture. In August 2000, the joint venture sold a five percent interest in the joint venture to Viacom, Inc. in exchange for $25 million of advertising over 5 years. In March 2001, America Online, Inc. purchased a 3% preferred equity interest in MovieTickets.com for $8.5 million in cash. Hollywood Media owned 31.67% of the common stock of MovieTickets.com, Inc. at March 31, 2001. We account for this investment under the equity method of accounting, recognizing 31.67% of MovieTickets.com income or loss as Equity in Earnings-Investments. During the three months ended March 31, 2001 and the twelve months ended December 31, 2000, we loaned $100,000 and $499,000 respectively, in cash to MovieTickets.com. For the three months ended March 31, 2001, we recorded a loss of $50,383 from our investment in MovieTickets.com, and received a loan repayment from MovieTickets.com of $599,000. In 2000, we issued warrants to AMC to acquire 90,573 shares of common stock at an exercise price of $17.875 per share and valued at $1,000,000. The fair value of the warrant was recorded as goodwill and is being amortized over a period of ten years.

(c)         Beach Wrestling LLC.

On November 10, 2000 an indirect wholly-owned subsidiary of Hollywood Media entered into an agreement with Cisnernos Television Group (CTG) and Siegel Partners to form Beach Wrestling LLC. Each partner owns a one-third ownership interest in Beach Wrestling LLC. Beach Wrestling LLC was formed to develop, market and distribute wrestling events via the Internet and television under the "Beach Wrestling" and "Pro Beach Wrestling" brands. At March 31, 2001, the indirect wholly owned subsidiary Hollywood Media had loaned $102,500 to Beach Wrestling LLC. These loans are included in the accompanying condensed consolidated balance sheet as other receivables.

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

(9)      BARTER TRANSACTIONS:

We periodically enter into barter arrangements with other Internet companies to exchange advertising on each other's web sites. In January 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached consensus on EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." As permitted under EITF 99-17 we adopted the consensus prospectively for transactions occurring after January 20, 2000. EITF 99-17 allows gross reporting of advertising barter transactions only where barter transactions can be supported by an equivalent quantity of similar cash transactions.

Prior to January 20, 2000, Hollywood Media entered into barter arrangements that were accounted for in accordance with Accounting Principles Board ("APB") 29 "Accounting for Nonmonetary Transactions." APB 29 indicates that accounting for nonmonetary transactions, such as barter, should be based on the fair value of the assets transferred unless those fair values are not determinable within reasonable limits.

We also record barter revenue and expense under an agreement with the National Association of Theater Owners ("NATO"), which we acquired through our acquisition of hollywood.com, Inc. in 1999. In connection with the NATO contract, we also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, we host web sites for each of the theaters to enable them to display movie showtimes and other information about the theater. In addition, we provide ongoing web site maintenance services for each of the theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters promote the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com 40 out of 52 weeks per year, before feature films that play in most NATO-member theaters. We record revenue and expense from these activities measured at the fair value of the services exchanged in accordance with APB 29. We recorded $745,438 for both the three months ended March 31, 2001 and 2000 in revenue and expense under the NATO contract.

Barter transactions by type for the three months ended March 31, 2001 and 2000 are as follows:

                                       Three Months Ended March 31,
                                      -------------------------------
                                          2001                2000
                                      -----------          ----------

Barter Advertising                      $  53,130          $  249,830

Barter - NATO                             745,438             745,438
                                      -----------          ----------
                                      $   798,568          $  995,268
                                      ===========          ==========

Barter transactions accounted for approximately 55% and 43% of net Internet ad sales revenues for the three months ended March 31, 2001 and 2000, respectively.

Barter transactions accounted for approximately 7% and 24% of net revenues for the three months ended March 31, 2001 and 2000, respectively.

 (10)       SEGMENT REPORTING:

Hollywood Media's reportable segments are ticketing, business to business, Internet ad sales, e-commerce, retail and intellectual properties. The ticketing segment sells tickets to live theater events for Broadway, off-Broadway and London on the Internet and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and traveling consumers. The business to business segment licenses entertainment content and data and includes the divisions: Baseline (a pay-per-use subscription website geared towards professionals in the entertainment industry, news and financial organizations); CinemaSource (which licenses movie showtimes and other movie content), and EventSource (which licenses local listings of concerts and music related events) to media, wireless and Internet companies. The Internet ad sales segment sells advertising on the Hollywood.com and Broadway.com web sites and includes non-cash revenue and expense from the NATO contract as described in Note 9. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. The e-commerce segment, which closed in January 2001, sold entertainment-related merchandise over the Internet. The retail segment operated retail studio stores that sold entertainment-related merchandise and was closed in December 1999.

Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, interest, and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.

The following table presents the financial information regarding Hollywood Media's reportable segments.

                                      Three Months Ended March 31,
                                     -------------------------------
                                         2001               2000
                                     ------------       ------------
    Net Revenues:
    Ticketing (a)                    $  7,254,222       $         --
    Business to Business                1,666,756          1,002,508
    Internet Ad Sales                   1,464,902          2,310,355
    Intellectual Properties               475,991            463,099
    E-Commerce (c)                         15,901            301,734
                                     ------------       ------------
                                     $ 10,877,772       $  4,077,696
                                     ============       ============

    Gross Margin:
    Ticketing (a)                    $  1,014,862       $         --
    Business to Business                1,589,457            942,444
    Internet Ad Sales                   1,457,873          2,052,280
    Intellectual Properties               191,652             80,619
    E-Commerce                             (9,679)            52,382
                                     ------------       ------------
                                     $  4,244,165       $  3,127,725
                                     ============       ============

    Operating Income (Loss):
    Ticketing (a)                    $   (113,864)      $         --
    Business to Business                  274,820             54,288
    Internet Ad Sales  (b)             (6,153,128)        (7,136,865)
    Intellectual Properties               107,966            118,789
    E-Commerce (c)                         19,549           (641,036)
    Retail  (d)                           269,063            (28,405)
    Other (Corporate and other)        (2,961,755)        (2,527,783)
                                     ------------       ------------
                                     $ (8,557,349)      $(10,161,012)
                                     ------------       ------------


    Capital Expenditures:
    Ticketing (a)                    $      2,006       $         --
    Business to Business                   10,614             71,983
    Internet Ad Sales                     154,190            277,626
    Intellectual Properties                    --              5,188
    Other (Corporate and other)            27,196             69,815
                                     ------------       ------------
                                     $    194,006       $    424,612
                                     ============       ============

    Depreciation and
       Amortization Expense:
    Ticketing (a)                    $     14,160       $         --
    Business to Business                   44,360             24,820
    Internet Ad Sales                     734,752            645,667
    Intellectual Properties                 1,575              2,205
    E-Commerce                              1,551              3,606
    Other (Corporate and other)         1,353,680          1,293,091
                                     ------------       ------------
                                     $  2,150,078       $  1,969,389
                                     ============       ============

(a) Includes TDI and BroadwayTheater.com, ticketing businesses that were acquired on September 15, 2000 and May 1, 2000, respectively.

(b) Includes $5,048,292 and $4,124,197 in amortization of CBS advertising for the three months ended March 31, 2001 and 2000, respectively.

(c)  The e-commerce segment was closed in January 2001.

(d) The retail segment was closed in December 1999. The operating income in 2001 results from the reversal of reserves established for closed stores. - See Note 5.

(11)      COMMITMENTS AND CONTINGENCIES:

Hollywood Media is a party to various legal proceedings arising in the ordinary course of business, including the proceedings described below and litigation related to three separate leases that were terminated by Hollywood Media upon the closing of its retail business. We do not expect any of these legal proceedings to have a material adverse impact on the financial condition or results of operations.

Steven B. Katinsky v. The Times Mirror Company, Hollywood.com, Inc. and Hollywood Online Inc. filed on September 8, 2000 in Superior Court of the State of California for the County of Los Angeles. Claim against Tribune Company (formerly The Times Mirror Company) and Hollywood Media seeking a performance cycle bonus allegedly owing to the plaintiff by Tribune Company in connection with the sale of Hollywood Online Inc. from Tribune Company to Hollywood Media. The claimant is seeking monetary damages in excess of $19.8 million for alleged fraud by the defendants in connection with the sale of Hollywood Online Inc. to Hollywood Media. The lawsuit was dismissed in December 2000 and the parties were ordered to arbitrate the dispute. The lawsuit is presently in consolidated arbitration with the Interviews.com v. Hollywood Online, Inc. arbitration referenced below. We are indemnified by Tribune Company for the amount of any such performance cycle bonus payable to the plaintiff. We believe that all claims by the claimant against Hollywood Media are without merit and we intend to defend them vigorously.

Interviews.com v. Hollywood Online, Inc. filed on August 17, 2000 in Superior Court of the State of California for the County of Los Angeles. The claim was dismissed in January 2001 and the parties were given the right to arbitrate the dispute. The lawsuit is presently in consolidated arbitration with the Steven B. Katinsky v. The Times Mirror Company arbitration referred above. This dispute involves a claim by Interviews.com that Hollywood Media's wholly owned subsidiary, hollywood.com, Inc. (formerly known as Hollywood Online, Inc.), did not timely perform its obligations with respect to the transfer of several domain names under an Assignment Agreement dated December 17, 1997. Interviews.com is owned and controlled by Steven Katinsky, the claimant in the matter described above. All matters related to this claim occurred prior to our acquisition of Hollywood Online, Inc. in May 1999 and all domain names subject to the dispute have been transferred to the claimant. The domain names transferred were not being utilized by Hollywood Media and were not related to Hollywood Media's business. The claimant is seeking monetary damages in excess of $5 million. We believe that this claim is without merit and we intend to defend it vigorously.

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

o    Stock options valued at $58,082 were granted for services rendered.

o We issued 4,138 shares of common stock valued at $15,000 as an incentive stock bonus to an officer.

For the Three Months ended March 31, 2000:

o We issued 100,000 shares of common stock, valued at $1,650,000. This amount was accrued for at December 31, 1999 in accrued reserve for closed stores.

o Warrants to acquire 90,573 shares of common stock at an exercise price of $17.875 per share and valued at $1.0 million were issued in connection with our investment in Movietickets.com, Inc.

o We recorded $5,468,501 in deferred advertising in connection with the exercise of warrants by Viacom.

(14)      SUBSEQUENT EVENT:

In May 2001, we received $4.25 million in cash from two accredited investors in exchange for 942,362 shares of Hollywood Media's common stock. Also in May 2001 we received $3.0 million in cash from Viacom, Inc. consisting of a $1.4 million investment in Hollywood Media in exchange for 310,425 shares of Hollywood Media's common stock and a $1.6 million prepayment of advertising and promotion commitments to Hollywood Media. The purchase price per share was 105% of the Market Price of the common stock, which was defined as the average volume weighted average price for 20 business days prior to the closing dates. We issued series A warrants to these investors to purchase an aggregate of 614,059 shares of common stock at a price of $6.44 per share. These warrants were valued at $2,869,019 using the Black Scholes Model. If on each of January 30, 2002 and April 30, 2002, any such investor holds at least seventy-five percent of the investor's shares of common stock issued to it in the transaction, then the exercise price of the series A warrants as to such investor will be decreased to an exercise price of $5.37 per share and $4.51 per share, respectively, on such dates.

The investors also received Series B adjustment warrants to acquire additional shares of common stock from time to time in amounts in proportion to each of their respective investments. The investors will be entitled to receive additional shares of common stock upon exercise of the Series B adjustment warrants for no additional consideration if the "market price" of the common stock as of October 30, 2001, January 30, 2002, April 30, 2002 or July 30, 2002 is less than $5.19 per share. The Series B warrants are exercisable for 15 trading days following the last day of each twenty trading day period beginning on each of these four dates. The "market price" of the common stock under the Series B warrants as of any date within each twenty trading day period is defined as the lowest "average price" of the common stock during each twenty day period preceding each such date. The "average price" is defined as the average of the ten lowest closing sale prices of the common stock during each twenty trading day period. The market price will in no event be less than $2.15. The number of shares issuable upon exercise of a Series B warrant on the first of these four exercise dates is equal to (1) $5.19 minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each Series B warrant. The number of shares issuable upon exercise of a Series B warrant on each of the subsequent three exercise dates is equal to (1) the lower of $5.19 and the lowest market price as of any prior exercise date minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each Series B warrant. The specified number of shares is 310,425 for Viacom Inc., 465,638 for Societe Generale, and 310,425 for Velocity Investment Partners Ltd.

(15)     CHANGE IN METHOD OF REVENUE RECOGNITION FOR TICKETING BUSINESSES:

We acquired the ticketing businesses, BroadwayTheater.com and TDI, in May and September of 2000, respectively. These businesses generally acquire blocks of theater tickets for resale to groups and individuals. Since acquisition, consistent with the revenue recognition methods utilized by both companies prior to the acquisitions, we have recognized revenue generally at the time when collection was assured and ticket delivery to the customer had occurred. During the second quarter of 2001, we concluded that in many instances the earnings process for the ticketing businesses was not completed until the performance of the show, as the businesses provide other ancillary services up to the date of performance. As a result, effective January 1, 2001 we changed the method of revenue recognition to defer recognition of revenue on ticket sales until the performance takes place.

Management of Hollywood Media does not believe the effect of the change in revenue recognition was material to the previously reported consolidated financial results for the year ended December 31, 2000 (reduction in revenue of approximately $350,000 or 1.2% and an increase in net loss of $46,000 or .09%) or financial position at December 31, 2000.

The effect of the change in revenue recognition on the previously reported consolidated financial results for the three months ended March 31, 2001 is a reduction in ticketing revenue of $2,474,265 and an increase in net loss of $188,687.

The following table shows the effects of this change on the statements of operations for three months ended March 31, 2001:

                                                     As
                                                 Previously               As
                                                  Reported             Restated
                                                 ------------      ------------

    Net revenues                                 $ 13,352,037      $ 10,877,772
    Cost of revenues                                8,919,185         6,633,607
                                                 ------------      ------------

    Gross margin                                    4,432,852         4,244,165
                                                 ------------      ------------

    Total operating expenses                       12,801,514        12,801,514

    Operating loss                                 (8,368,662)       (8,557,349)

    Net loss                                     $ (7,966,657)     $ (8,155,344)
                                                 ============      ============

    Basic and diluted net loss per
    common share                                 $      (0.32)     $      (0.33)
                                                 ============      ============

    Weighted average common and common
    equivalent shares outstanding - basic
    and diluted                                    24,706,527        24,706,527
                                                 ============      ============


We have made purchase accounting adjustments to our January 1, 2001 Balance Sheet to reflect the ticket inventory and deferred revenue as if our current revenue recognition had been followed since the dates of acquisition of our ticketing business.

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Hollywood Media Corp. ("Hollywood Media") which represents Hollywood Media's expectations or beliefs, including, but not limited to, statements concerning industry performance, operations, performance, financial condition, growth, acquisition, and divestiture strategies, margins, and growth in sales of our products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Factors that may affect Hollywood Media's results include, but are not limited to, our continuing operating losses and accumulated deficit, our limited operating history, the need for additional capital to finance our operations, the need to manage our growth and integrate new businesses, our ability to develop strategic relationships, our ability to compete with other Internet companies, technology risks and the general risk of doing business over the Internet, future government regulation, dependence on our founders, the interests of our largest shareholder, Viacom Inc. (formerly CBS Corporation), and accounting considerations related to our strategic alliance with Viacom, Inc. We are also subject to other risks detailed herein or detailed in our Annual Report on Form 10-K/A for the year ended December 31, 2000 and in other filings by us with the Securities and Exchange Commission.

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

         Baseline. We own and operate Baseline, a business which includes a pay-per-use subscription web site (located at Baseline.hollywood.com) and various publications including the Motion Picture Finance Investor newsletter, geared to movie studios, investment banks, news agencies, consulting firms and other professionals in the entertainment industry. We acquired Baseline from media analyst Paul Kagan. Based on its 15-year history, we believe the Baseline business maintains one of the most comprehensive movie and television-related databases. Baseline is a comprehensive database of information on over 67,000 films and television programs, as well as biographies on entertainment industry professionals. This rich, interactive database is accessible online to our subscribers and includes credits, synopses, reviews and box office statistics. Baseline continuously tracks production, distribution, and exhibition of feature films worldwide, including box office projections, budgets, and trends. Baseline customers include Bloomberg, Daily Variety, People Magazine, Lexis-Nexis, 20th Century Fox, DreamWorks, Paramount Pictures, Sony Pictures, MGM, Warner Bors., E! Entertainment Television, Boston Consulting Group and Booz, Allen, Hamilton.

Ticketing Divisions

         Theatre Direct International and Broadway.com. We acquired Theatre Direct International (TDI) as of September 15, 2000. Founded in 1990, TDI is a wholesaler of live theater tickets serving over 40,000 domestic and international travel professionals, traveling consumers and New York area theater patrons. TDI is a ticketing wholesaler to the travel industry that provides groups and individuals with access to theater tickets and knowledgeable service covering shows on Broadway, long running shows Off-Broadway and shows in London.

TDI sells tickets through an 800 toll-free number, through SABRE (a travel agent reservation system), via the Broadway.com web site and by fax. TDI is part of a marketing co-operative which promotes Broadway shows to the travel industry around the world through advertising, brochures and trade shows and consists of 12 producers and the following 17 shows: Aida, Beauty and the Beast, Blast, Cabaret, Chicago, Contact, 42nd Street, Jane Eyre, Kiss Me Kate, Les Miserables, Rent, Riverdance, The Full Monty, The Lion King, The Music Man, The Rocky Horror Show and The Phantom of the Opera. In addition, TDI's education division, Broadway Classroom, markets group tickets to schools across the country. TDI's offline ticketing service complements the online ticketing services available on Broadway.com. The combined companies provide live theater ticketing and related content for all Broadway shows and most shows running off-Broadway and in London's West End at over 200 venues in multiple markets to a customer base consisting of over 40,000 travel agencies, tour operators, corporations and educational institutions, in addition to numerous newspapers and web site.

         MovieTickets.com. MovieTickets.com Inc., was launched in late May 2000. At March 31, 2001, each of Hollywood Media, AMC Entertainment, Inc. and National Amusements, Inc. owns approximately 31.67% of the outstanding common stock of MovieTickets.com, Inc. The venture entered into an agreement in 2000 with Viacom Inc. whereby Viacom acquired a five percent interest for $25 million of advertising over five years. MovieTickets.com is promoted through on-screen advertising in each participating exhibitor's movie screens and through $25 million of Viacom advertising and promotion over the next five years. In March 2001, America Online Inc. purchased a 3% preferred equity interest in MovieTickets.com for $8.5 million in cash. In connection with that transaction, MovieTickets.com's ticket inventory will be promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone will be featured on MovieTickets.com. As a result, MovieTickets.com will feature online ticket sales for 85% of all Internet-ready movie screens in the country.

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

         In January 2000 we entered into a strategic, seven-year relationship with Viacom Inc. that provides for extensive promotion of the Hollywood.com and Broadway.com web sites. Viacom has agreed to provide Hollywood.com and Broadway.com with $105 million of promotion across its full range of CBS media properties, including the CBS television network, CBS owned and operated television stations, CBS cable networks, Infinity Broadcasting Corporation's radio stations and outdoor billboards and CBS syndicated television and radio programs. At March 31, 2001 approximately $80 million in CBS promotion remains available to us to be used. The promotion provided by Viacom is valued based upon the average price charged by Viacom for similar promotions during the applicable time period. To supplement our internal sales efforts, we also have the right to reallocate a portion of each year's promotional budget and require Viacom to sell up to $1.5 million of advertising on the Hollywood.com and Broadway.com web sites. Viacom has agreed to include the Hollywood.com web site in all advertising sale programs and presentations that are appropriate for the sale of advertising on the web site. We will pay an 8% commission on any additional advertising revenues generated by Viacom for us in excess of the $1.5 million guaranteed amount selected by us each year.

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

Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy is a shareholder of C.P. Group. At the inception of the partnership, C.P. Group contributed to NetCo Partners all rights to Tom Clancy's NetForce, and we contributed to NetCo Partners all rights to Tad Williams' MirrorWorld, Arthur C. Clarke's Worlds of Alexander, Neil Gaiman's Lifers, and Anne McCaffrey's Saraband. NetCo Partners owns Tom Clancy's NetForce which was licensed to Putnam Berkley for a series of mass market paperbacks and to ABC Television for a television mini-series and video distribution in accordance with the terms of the partnership agreement. The other properties have reverted back to Hollywood Media.

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

Tekno Books also owns a 50% interest in Mystery Scene Magazine, a trade journal of the mystery genre of which Dr. Greenberg is co-publisher. During 1995, we directly acquired an additional 25% interest in the magazine.

Results of Operations

The following table summarizes the Company's revenues, cost of revenue and gross margin by division for the three months ended March 31, 2001 ("Q1-01") and 2000 ("Q1-00"), respectively:

                                  Business to    Internet Ad    Intellectual
                    Ticketing       Business         Sales      Properties (a)    E-Commerce        Total
                   ------------   ------------   ------------   ------------      ----------    ------------
March 31, 2001
--------------

Net Revenues       $  7,254,222   $  1,666,756   $  1,464,902   $    475,991     $    15,901    $ 10,877,772

Cost of Revenues      6,239,360         77,299          7,029        284,339          25,580       6,633,607
                   ------------   ------------   ------------   ------------         -------    ------------
Gross Margin       $  1,014,862   $  1,589,457   $  1,457,873   $    191,652     $    (9,679)   $  4,244,165
                   ============   ============   ============   ============     ============   ============


March 31, 2000
--------------

Net Revenues       $         --   $  1,002,508   $  2,310,355   $    463,099     $   301,734    $  4,077,696

Cost of Revenues             --         60,064        258,075        382,480         249,352         949,971
                   ------------   ------------   ------------   ------------     -----------    ------------
Gross Margin       $         --   $    942,444   $  2,052,280   $     80,619     $    52,382    $  3,127,725
                   ============   ============   ============   ============     ===========    ============


(a) This does not include our 50% interest in NetCo Partners which is accounted for under the equity method of accounting and is reported as equity in earnings of investments.

Composition of our segments is as follows:

o Ticketing - Includes our TDI ticketing business as well as the online ticketing operations generated through Broadway.com. TDI and BroadwayTheater.com were acquired on September 15, 2000 and May 1, 2000, respectively.
o Business to Business - Includes our CinemaSource, EventSource, TheaterSource, ConcertSource and Baseline syndication operations.
o Internet ad sales - Includes advertising sold on our web sites Hollywood.com and Broadway.com and revenues derived from the collection and compilation of movie showtimes data and the hosting of web sites for movie theaters.
o Intellectual Properties - Includes our book development and book licensing operation through our 51% owned subsidiary Tekno Books and our 50.5% interest in Fedora, publisher of Mystery Scene Magazine. Does not include our 50% interest in NetCo Partners.
o    E-Commerce - The Company exited the e-commerce business in January 2001.

NET REVENUES

Total net revenues for Q1-01 and Q1-00 were $10,877,772 and $4,077,696, respectively an increase of $6,800,076 or 167%. The increase in revenue was primarily due to revenues resulting from the acquisition of TDI and BroadwayTheater.com and the launch of EventSource and Broadway.com. We acquired BroadwayTheater.com and TDI (ticketing businesses) in May and September of 2000, respectively. Broadway.com was launched on May 1, 2000 and EventSource launched in April 2000.

Ticketing revenues were $7,254,222 for Q1-01. We acquired BroadwayTheater.com on May 1, 2000 and TDI on September 15, 2000 therefore there were no ticketing revenues in Q1-00. We launched the Broadway.com web site on May 1, 2000 where Broadway, off-Broadway and London theater tickets can be purchased. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London both online and offline, to domestic and international travel professionals, traveling consumers and New York area theater patrons.

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

Internet ad sales were $1,464,902 for Q1-01 as compared to $2,310,355 for Q1-00 a decrease of $845,453 or 37%. This decrease is attributable to three reasons as follows: (i) recognition of ad revenue primarily on a net basis in Q1-01, as compared to revenue recognition primarily on a gross basis in Q1-00, which accounts for approximately $140,000 of the decline; (ii) a decrease of $196,700 in barter transactions in Q1-01 as compared to Q1-00 due to a decision by Hollywood Media to accept less barter and (iii) the balance of the decrease is due to a softening in the online advertising market as a whole. In the latter part of 2000, Hollywood Media entered into a contract with an ad rep agency whereby the agency would be the sole seller of our advertising. Under the terms of the contract, the ad agency was responsible for negotiating arrangements with customers and placing the ads on our web sites. The ad agency was also responsible for collections and any credit risk. In accordance with the contract we received a stated percentage of revenues from each advertising sale. As a result of these terms, Hollywood Media recorded its revenues on a net basis, after reduction of commission. Hollywood Media had no agreements of this nature prior to this, and therefore, revenues generated during Q1-00 were reported gross. Internet ad sales revenue is predominately derived from the sale of banner advertisements and sponsorships on the Hollywood.com and Broadway.com web sites.

Barter transactions that generate non-cash advertising revenue (included in Internet ad sales revenues), in which we received advertising or other services in exchange for content advertising on our web site was $53,130 for Q1-01 and $249,830 for Q1-00, a reduction of $196,700 or 79% and accounted for five tenths of one percent (0.5%) and six percent (6%) of our total net revenue for Q1-01 and Q1-00, respectively. In future periods, management intends to maximize cash advertising revenue, although we will continue to enter into barter relationships when deemed appropriate as a cashless method for us to market our business.

We also record barter revenue and an equal amount of expense earned under a contract with NATO, which we acquired through our acquisition of hollywood.com, Inc. on May 20, 1999. This income is included in Internet ad sales revenue. Through the NATO contract, we promote our web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before the feature films that play in most NATO-member theaters. In exchange, we host web sites for the theaters to enable them to display movie showtimes and other information about the theater. In addition, we provide promotional materials and movie information and editorial content. We recorded $745,438 in promotional non-cash revenue and non-cash expense included in selling and marketing expense under the NATO contract in both Q1-01 and Q1-00. Barter revenue from NATO recorded accounted for 7% and 18% of total net revenue for Q1-01 and Q1-00 respectively.

Total barter transactions from which revenue was recorded, accounted for approximately 55% and 43% of net Internet ad sales revenue for Q1-01 and Q1-00, respectively. Total barter transactions from which revenue was recorded, accounted for approximately 7% and 24% of net revenues for Q1-01 and Q1-00, respectively.

Revenues from our intellectual properties division increased by $12,892 or 3% from $463,099 for Q1-00 to $475,991 for Q1-01. The increase in revenues is attributable to a greater number of manuscripts being delivered in Q1-01 as compared to Q1-00. The intellectual properties division generates revenues from several different activities including book development and licensing, intellectual property licensing, and publishing Mystery Scene magazine. Revenues vary quarter to quarter dependent on the various stages of the book projects. Revenues are recognized when the earnings process has been completed based on the terms of the various agreements and when ultimate collection of such revenues is no longer subject to contingencies.

E-commerce revenue for Q1-01 decreased $285,833 or 95% to $15,901 from $301,734 for Q1-00 as a result of us closing our e-commerce business in January 2001.

CHANGE IN METHOD OF REVENUE RECOGNITION FOR TICKETING BUSINESSES

We acquired our ticketing businesses, BroadwayTheater.com and TDI, in May and September of 2000, respectively. These businesses generally acquire blocks of theater tickets for resale to groups and individuals. Since acquisition, consistent with the revenue recognition methods utilized by both companies prior to our acquisition, we have recognized revenue generally at the time when collection was assured and ticket delivery to the customer had occurred. During the second quarter of 2001, we concluded that in many instances the earnings process for the ticketing businesses was not completed until the performance of the show, as the businesses provide other ancillary services up to the date of performance. As a result, effective January 1, 2001, we changed our method of revenue recognition to defer recognition of revenue on ticket sales until the performance takes place.

We believe the effect of the change in revenue recognition was not material to our previously reported consolidated financial results for the year ended December 31, 2000 (reduction in revenue of approximately $350,000 or 1.2% and an increase in net loss of $46,000 or .09%) or financial position at December 31, 2000.

The effect of the change in revenue recognition on our previously reported consolidated financial results for the three months ended March 31, 2001 is a reduction in ticketing revenue of $2,474,265 and an increase in net loss of $188,687.

The following table shows the effects of this change on our statements of operations for three months ended March 31, 2001:

                                                       As
                                                   Previously          As
                                                    Reported        Restated
                                                  ------------    ------------
    Net revenues                                  $ 13,352,037    $ 10,877,772
    Cost of revenues                                 8,919,185       6,633,607
                                                  ------------    ------------

    Gross margin                                     4,432,852       4,244,165
                                                  ------------    ------------

    Total operating expenses                        12,801,514      12,801,514
                                                  ------------    ------------

    Operating loss
                                                    (8,368,662)     (8,557,349)

    Net loss                                      $ (7,966,657)   $ (8,155,344)
                                                  ============    ============

    Basic and diluted net loss per
    common share                                  $      (0.32)   $      (0.33)
                                                  ============    ============

    Weighted average common and common
    equivalent shares outstanding - basic
    and diluted                                     24,706,527      24,706,527
                                                  ============    ============


We have made purchase accounting adjustments to our January 1, 2001 Balance Sheet to reflect the ticket inventory and deferred revenue as if our current revenue recognition had been followed since the dates of acquisition of our ticketing business.

COST OF REVENUES

Cost of revenues for Q1-01 was $6,633,607 and $949,971 for Q1-00, an increase of $5,683,636. The increase in the cost of revenues is primarily the result of the acquisition of TDI on September 15, 2000 and BroadwayTheater.com on May 1, 2000, our ticketing divisions. The ticketing divisions generated cost of revenues of approximately 86% for Q1-01. We did not own and operate the ticketing divisions in Q1-00; therefore there were no cost of revenues for these divisions in Q1-00. The ticketing divisions account for 94% of the total cost of revenues for Q1-01.

GROSS MARGIN

Gross margin for Q1-01 was $4,244,165 as compared to $3,127,725 for Q1-00, an increase of $1,116,440 or 36%. Gross margin increased because of the substantial increase in revenue from Q1-00 to Q1-01 from the ticketing and business to business segments. As a percentage of net revenues the gross margin percentage in Q1-01 was 39% as compared to 77% in Q1-00. The decrease in gross margin percentage is attributable to our ticketing divisions which we acquired in May and September of 2000 and did not own and operate in Q1-00. The ticketing segment generates a gross margin percentage of approximately 14% while our business to business and Internet ad sales segments generate gross margin percentages of greater than 90%. The addition of ticketing revenue into our mix of revenue streams has therefore reduced the overall gross margin percentage.

EQUITY IN EARNINGS OF INVESTMENTS

Equity in net earnings of investments consists of our 50% interest in NetCo Partners and 31.67% interest in MovieTickets.com., Inc.

                                             Three Months Ended March 31,
                                           -------------------------------
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
                                           ===========         ===========

(a)      NetCo Partners:

Our 50% share in the earnings of NetCo Partners decreased $607,079 or 55% to $498,258 for Q1-01 from $1,105,337 for Q1-00 due primarily to the delivery of a manuscript to the publisher during Q1-00. During Q1-00 book number 5 in the Net Force Series of novels was delivered to the publisher. During Q1-01 a book was not delivered therefore accounting for the decrease in our 50% share in earnings. NetCo has commenced work on book number 6 and expects to deliver the manuscript to the publisher during third quarter 2001. Revenue is recognized on book contracts when the earnings process is complete based on the terms of the contracts and at a point where ultimate collection is substantially assured.

         (b)  MovieTickets.com:

The MovieTickets.com website launched in May 2000, therefore there were no earnings or losses for Q1-00. We own approximately 31.67% of the outstanding common stock of MovieTickets.com, and recorded our 31.67% share of the loss of MovieTickets.com of $50,383 for Q1-01. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising. Service fees were introduced in November 2000.

OPERATING EXPENSES

General and administrative expenses. General and administrative expenses decreased $513,214 or 22% to $1,830,291 for Q1-01 from $2,343,505 for Q1-00.
This decrease is primarily attributable to cost savings and consolidation measures implemented company-wide, including closing our Santa Monica, CA office in January 2001 as well as closing our e-commerce business division in January 2001 and savings in the areas of recruitment, consulting and freelance fees. The reductions in general and administrative expenses were offset by an increase in general and administrative expenses in our ticketing businesses as a result of the acquisitions of the ticketing businesses in May and September of 2000. As a percentage of revenue, general and administrative expenses decreased to 17% for Q1-01 from 57% for Q1-00.

Selling and marketing expenses. Selling and marketing expenses decreased $1,493,138 or 62% to $925,593 for Q1-01 from $2,418,731 for Q1-00. Included in selling and marketing are non-cash barter transactions of $798,568 and $995,268 for the three months ended March 31, 2001 and 2000, respectively. Barter transactions accounted for approximately 86% and 41% of selling and marketing expense for the three months ended March 31, 2001 and 2000, respectively. The decrease in selling and marketing was primarily due to the reductions of on-line advertising and media production. As a percentage of revenue, selling and marketing expenses decreased to 9% for Q1-01 from 59% for Q1-00.

Salaries and benefits. Salaries and benefits increased $686,921 or 28% to $3,119,836 for Q1-01 from $2,432,915 for Q1-00. This increase is attributable to payroll associated with our ticketing businesses which we did not own and operate during the first quarter of 2000, the launch of our EventSource business in April 2000, and an increase in personnel at the corporate offices to support the growth of the Company, offset by reductions in salaries from consolidation of technology and production from our Santa Monica, CA location into our South Florida location and the closing of our e-commerce division. As a percentage of revenue, salaries and benefits decreased to 29% for Q1-01 from 60% for Q1-00.

Amortization. Amortization of goodwill and intangibles was $1,800,180 and $1,651,934 for Q1-01 and Q1-00, respectively. The increase of $148,246 or 9% is attributable to goodwill amortization from the acquisitions of TDI and BroadwayTheater.com.

Amortization of CBS advertising relating to our agreement with Viacom was $5,048,292 and $4,124,197 for Q1-01 and Q1-00, respectively. Under the agreement with Viacom, we issued shares of common stock and warrants to purchase common stock in consideration of CBS's advertising and promotional efforts over seven years across its full range of media properties. The value of the Common Stock and warrants issued to Viacom have been recorded in the balance sheet as deferred advertising and is being amortized over the seven year contract.

Depreciation. Depreciation and amortization was $349,898 and $317,455 for Q1-01 and Q1-00, respectively. The increase of $32,443 or 10% in depreciation and amortization expense is attributable to an increased level of property and equipment from March 31, 2000 to March 31, 2001 of approximately $700,000.

Interest Expense and Interest Income. Interest expense for Q1-01 was $55,636 compared to $96,381 for Q1-00 a decrease of $40,745 or 42%. The decrease is attributable to a decrease in interest paid on our capital lease obligations offset by interest paid on our notes payable. Interest income increased from $37,181 for Q1-00 to $49,725 for Q1-01, an increase of $12,544 or 34%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had cash and cash equivalents of $1,599,234 and working capital of $13,709,311, compared to cash and cash equivalents of $1,911,224 and working capital of $15,438,914 at December 31, 2000. Net cash used in operating activities during the first quarter of 2001 was $908,300, primarily representing cash used to fund our net loss, an increase in ticketing inventory and deferred revenue for TDI and Broadway.com. Net cash provided by investing activities was $223,342, while $372,968 in cash was provided by financing activities. As a result of all of the above, cash and cash equivalents decreased by $311,990 for the three months ended March 31, 2001. In comparison, during the three months ended March 31, 2000, net cash used in operating activities was $5,531,168, net cash used in investing activities was $1,614,894, and $11,100,711 in cash was provided by financing activities. Net cash used in operating activities improved by $4,622,868 or 84% from $5,531,168 for Q1-00 to $908,300 for Q1-01.

Pursuant to our stock repurchase plan, during the three months ended March 31, 2001 we repurchased 13,000 shares of its common stock for an aggregate consideration of $61,594, or an average purchase price of $4.74 per share.

In May 2001, we received $7.25 million in cash consisting of a $4.25 million investment by two accredited investors in exchange for 942,362 shares of our common stock and $3.0 million by Viacom, Inc. consisting of a $1.4 million investment by Viacom, Inc. in exchange for 310,425 shares of our common stock and a $1.6 million prepayment of advertising and promotion commitments.

In the event that we require additional funding and cannot secure additional funding, the Chairman of the Board and Chief Executive Officer and the Vice Chairman and President of Hollywood Media, have indicated their intention to provide to Hollywood Media, if required, with an amount not to exceed $6 million in order to enable us to meet our working capital requirements during 2001; provided, however, that the commitment will terminate to the extent that we raise no less than $6 million from other sources and such additional funding is not expended on acquisitions. During the first quarter 2001 we drew $500,000 of such funding, which was repaid subsequent to March 31, 2001. As a result of the financing completed in May 2001 as described above, the commitment was reduced to $2.25 million.

INFLATION AND SEASONALITY

Although we cannot accurately determine the precise effects of inflation, we do not believe inflation has a material effect on our revenues or results of operations. We consider our business to be somewhat seasonal and expect net revenues to be generally higher during the second and fourth quarters of each fiscal year for our Tekno Books book development and licensing operation as a result of the general publishing industry practice of paying royalties semi-annually. In addition, although not seasonal, our intellectual properties division and NetCo Partners both experience significant fluctuations in their respective revenue streams, earnings and cash flow as a result of the significant amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. While certain of the development costs are incurred as normal recurring operating expenses, the recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on an evenly recurring basis. We believe that advertising sales in traditional media, such as television generally are lower in the first and third quarters of each year, and that advertising expenditures fluctuate with economic cycles.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2001, we issued 160,000 shares of common stock valued at $799,564 pursuant to the terms of a Services Agreement whereby certain media, goods and services of Hollywood Media equaling $799,564 were paid by the third party investor.

As of April 25, 2001, we raised an aggregate of $7.25 million in cash, consisting of an aggregate $4.25 million investment by Societe Generale and Velocity Investment Partners Ltd., and a $3 million investment by Viacom Inc. consisting of a $1.4 million investment in Hollywood Media and a $1.6 million prepayment of future cash advertising and promotion commitments to us, as further described below.

As of April 25, 2001, we agreed to issue an aggregate of 1,252,787 shares of our common stock, $0.01 par value, to the three accredited investors, Societe Generale, Velocity Investment Partners Ltd. and Viacom Inc. (Viacom exercised its preemptive rights pursuant to Section 2.4 of that certain Investor's Rights Agreement dated January 3, 2000 between Hollywood Media and Viacom in connection with this financing) at $4.51 per share (which purchase price per share represents 105% of the "Market Price" of the Common Stock, which is defined as the average volume weighted average prices for the 20 business days prior to the closing date) for a total purchase price of $5.65 million in cash. The investors also received series A warrants to acquire an aggregate of 614,059 shares of common stock at a price of $6.44 per share (150% of the Market Price at closing). If on each of January 30, 2002 and April 30, 2002, any investor holds at least seventy-five percent of any such investor's shares of common stock issued to it in the transaction, then the exercise price of the series A warrants will be decreased to $5.37 per share and $4.51 per share, respectively, on such dates. We may issue additional shares of common stock to the investors from time to time in amounts in proportion to each of their respective investments on the terms set forth in the series B Warrant in the form attached hereto as Exhibit 10.5.

The investors also received Series B adjustment warrants to acquire additional shares of common stock from time to time in amounts in proportion to each of their respective investments. The investors will be entitled to receive additional shares of common stock upon exercise of the Series B warrants for no additional consideration if the "market price" of the common stock upon exercise of the Series B adjustment warrants for an additional consideration if the "market price" of the common stock as of October 30, 2001, January 30, 2002, April 30, 2002 or July 30, 2002 is less than $5.19 per share. The Series B warrants are exercisable for 15 trading days following the last day of each twenty trading day period beginning on each of these four dates. The "market price" of the common stock under the Series B warrants as of any date within each twenty trading day period is defined as the lowest "average price" of the common stock during each twenty trading day period preceding each such date. The "average price" is defined as the average of the ten lowest closing sale prices of the common stock during each twenty trading day period. The market price will in no event be less than $2.15. The number of shares issuable upon exercise of a Series B warrant on the first of these four exercise dates is equal to (1) $5.19 minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each Series B warrant. The number of shares issuable upon exercise of a Series B warrant on each of the subsequent three exercise dates is equal to (1) the lower of $5.19 and the lowest market price as of any prior exercise date minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each Series B warrant. The specified number of shares is 310,425 for Viacom Inc., 465,638 for Societe Generale, and 310,425 for Velocity Investment Partners Ltd.

The Series A warrants and Series B adjustment warrants issued to each of Societe Generale and Velocity Investment Partners Ltd. Prohibit each of them form beneficially owning more than 4.9% of our common stock at any time. The Series A warrants and Series B adjustment warrants issued to each of the investors contain anti-dilution provisions, which, upon certain specified events, such as certain specified changes in common stock (i.e., dividends or distributions, or a reclassification, subdivision or combination of Hollywood Media's common stock), and certain specified issuances of common stock or convertible securities, require Hollywood Media to adjust the number of shares of common stock of Hollywood Media issuable upon exercise of such warrants, to prevent dilution of the number of shares of common stock of Hollywood Media issuable upon exercise of such warrants.

In connection with this investment, Viacom also invested an additional one million six hundred thousand dollars ($1,600,000) in Hollywood Media as a prepayment of future cash advertising and promotion commitments owing under the Advertising and Promotion Agreement (the "Ad/Promo Agreement") dated as of January 3, 2000, between Hollywood Media and Viacom. Such payment shall reduce the "Annual Additional Promo Commitment" (as such term is defined in the Ad/Promo Agreement) by $1,500,000 for calendar year 2002 and by $1,500,000 for calendar year 2003.

Each Securities Purchase Agreement, Registration Rights Agreement, and Warrants entered into by, or issued to, as the case may be, each of Societe Generale, Velocity Investment Partners Ltd. and Viacom is substantially identical to the forms of such documents attached hereto as Exhibits and incorporated herein by reference, except that (a) the forms attached hereto as Exhibits and incorporated herein by reference, are the forms of documents executed by Societe Generale, (b) the Warrants issued to Velocity are identical to the forms filed as Exhibits 10.3 and 10.4 hereto, except that Velocity received 177,524 series A warrant shares, and (c) Viacom executed similar documents as the Exhibits attached hereto and incorporated herein by reference, except that (i) we issued to Viacom an aggregate of 310,425 shares of our common stock, and (ii) Viacom received series A warrants to acquire an aggregate of 162,973 shares of common stock.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to agreements attached hereto as Exhibits 10.2, 10.3,
10.4 and 10.5, which Exhibits are incorporated herein by reference.

During the quarter ended March 31, 2001, we issued stock options and warrants to purchase an aggregate 790,599 shares of our common stock, including 717,000 stock options granted to employees at exercise prices ranging from $3.875 to $6.50 per share and warrants to purchase a total of 70,000 shares at exercise prices ranging from $3.00 to $4.25 per share. Options granted to employees are subject to vesting periods ranging from six months to four years and generally expire five years from the date of issuance.

The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving a public offering, each recipient of securities having delivered appropriate investment representations to Hollywood Media with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities.

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

    3.2 Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences,
             Rights and Limitations of 7% Series D Convertible
             Preferred Stock                                            (2)

    3.3 Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences,
             Rights and Limitations of 7% Series D-2 Convertible
             Preferred Stock                                            (3)

    3.4 Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. amending Designation of
             Preferences, Rights and Limitations of Series A Variable
             Rate Convertible Preferred Stock                           (4)

    3.5      Articles of Amendment to Articles of Incorporation of
             Hollywood Media Corp.amending Designation of Preferences, Rights and Limitations of Series B Variable Rate
             Convertible Preferred Stock                                 (4)

    3.6      Bylaws                                                      (5)

    4.1      Form of Common Stock Certificate                            (5)

    4.2      Rights Agreement dated as of August 23, 1996 between
             Hollywood Media Corp. and American Stock Transfer & Trust Company, as Rights Agent

                                                                         (6)
   10.1      Services Agreement dated as of February 9, 2001 between
             Hollywood Media * Corp. and Lakeside Ventures, LLC           *

   10.2 Securities Purchase Agreement dated as of April 25, 2001 between * Hollywood Media Corp., Societe Generale and
             Velocity Investment Partners Ltd.                            *

   10.3 Registration Rights Agreement dated as of April 25, 2001 between * Hollywood Media Corp., Societe Generale and
             Velocity Investment Partners Ltd.                            *

   10.4      "A" Warrant issued to Societe Generale                       *

   10.5      "B" Warrant issued to Societe Generale                       *


* Filed as an exhibit to this Form 10-Q.

(1) Incorporated by reference from the exhibit filed with the Annual Report on Form 10-K for the year ended December 31, 2000.

(2) Incorporated by reference from the exhibit filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(3) Incorporated by reference from the exhibit filed with the Registration Statement on Form S-3 (No. 333-68209).

(4) Incorporated by reference from exhibits filed with the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

(5) Incorporated by reference from the exhibit filed with the Registration Statement on Form SB-2 (No. 33-69294).

(6) Incorporated by reference from exhibit 1 to the Current Report on Form 8-K filed on October 20, 1999.

         (b)      Reports on Form 8-K

         We did not file any Current Report on Form 8-K during the quarter ended March 31, 2001.

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