Form 10-Q
period 2001-09-30
HOLLYWOOD MEDIA CORP
filed 2001-11-14
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _________________ to _________________

                           Commission File No. 0-22908
                                               -------

                              HOLLYWOOD MEDIA CORP.
             (Exact name of registrant as specified in its charter)


           Florida                                              65-0385686
 -------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


2255 Glades Road, Suite 237 West
     Boca Raton, Florida                                          33431
---------------------------------------                    -------------------
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

         As of November 12, 2001, the number of shares outstanding of the issuer's common stock, $.01 par value, was 27,315,489.

                              HOLLYWOOD MEDIA CORP.

                                Table of Contents



PART I  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page(s)
                                                                         ------
          Condensed Consolidated Balance Sheets as of September 30, 2001
          (unaudited) and December 31, 2000 ..............................  3

          Condensed Consolidated Statements of Operations for the
          Nine and Three Months ended September 30, 2001 and 2000
          (unaudited) ....................................................  4

          Condensed Consolidated Statement of Shareholders' Equity for
          the Nine Months ended September 30, 2001 (unaudited) ...........  5

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months ended September 30, 2001 and 2000 (unaudited)............  6

          Notes to Condensed Consolidated Financial Statements
          (unaudited) ....................................................  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS .............................  20

PART II OTHER INFORMATION
------- -----------------

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................  31

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................  32

Signature ...............................................................  34

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,           December 31,
                                                                                             2001                   2000
                                                                                         -------------          -------------
                                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                            $   1,950,621          $   1,911,224
    Receivables, net                                                                         2,105,893              1,866,565
    Inventories                                                                              7,244,244                106,700
    Prepaid expenses                                                                           722,588                687,028
    Other receivables                                                                          484,820                298,751
    Other current assets                                                                       231,443                240,450
    Deferred advertising - CBS                                                              18,845,194             19,131,714
                                                                                         -------------          -------------
    Total current assets                                                                    31,584,803             24,242,432

PROPERTY AND EQUIPMENT, net                                                                  2,747,604              2,802,840
INVESTMENTS AND ADVANCES TO EQUITY METHOD INVESTEES                                          1,270,482              1,814,214
NONCURRENT DEFERRED ADVERTISING - CBS                                                       77,580,123             91,714,019
INTANGIBLE ASSETS, net                                                                       2,766,667              3,745,579
GOODWILL, net                                                                               42,163,814             44,231,378
OTHER ASSETS                                                                                   747,040                727,620
                                                                                         -------------          -------------
TOTAL ASSETS                                                                             $ 158,860,533          $ 169,278,082
                                                                                         =============          =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                     $   1,940,529          $   3,194,105
    Other accrued expenses                                                                   2,243,403              2,444,113
    Notes payable                                                                              400,000                750,000
    Accrued reserve for closed stores                                                          324,089                798,362
    Deferred revenue                                                                         7,469,339              1,556,841
    Current portion of capital lease obligations                                               482,844                627,597
                                                                                         -------------          -------------
    Total current liabilities                                                               12,860,204              9,371,018
                                                                                         -------------          -------------

CAPITAL LEASE OBLIGATIONS, less current portion                                                260,930                721,521
                                                                                         -------------          -------------
DEFERRED REVENUE                                                                             1,872,153                331,559
                                                                                         -------------          -------------
MINORITY INTEREST                                                                                   --                160,094
                                                                                         -------------          -------------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                    --                     --
    Common stock, $.01 par value, 100,000,000 shares authorized; 27,043,795 and 24,730,968 shares issued at September 30, 2001 and
        December 31, 2000, respectively                                                        270,437                247,309
    Deferred compensation                                                                           --               (102,067)
    Additional paid-in capital                                                             280,954,184            271,339,954
    Accumulated deficit                                                                   (137,357,375)          (112,791,306)
                                                                                         -------------          -------------
    Total shareholders' equity                                                             143,867,246            158,693,890
                                                                                         -------------          -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 158,860,533          $ 169,278,082
                                                                                         =============          =============


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)

                                                       Nine Months Ended September 30,       Three Months Ended September 30,
                                                       -------------------------------       -------------------------------
                                                           2001               2000               2001               2000
                                                       ------------       ------------       ------------       ------------
NET REVENUES                                           $ 37,373,358       $ 18,012,265       $ 11,015,892       $  8,029,020

COST OF REVENUE                                          23,461,824          6,374,119          6,402,640          3,494,409
                                                       ------------       ------------       ------------       ------------

    Gross margin                                        13,911,534         11,638,146          4,613,252          4,534,611
                                                       ------------       ------------       ------------       ------------

OPERATING EXPENSES:
    General and administrative                            5,372,297          7,979,538          1,657,287          2,768,025
    Selling and marketing                                 3,163,708          8,057,898          1,131,213          2,760,214
    Salaries and benefits                                 9,335,295          8,364,459          3,111,715          3,203,955
    Amortization of CBS advertising                      14,571,835         14,855,465          4,761,771          5,479,561
    Depreciation and amortization                         1,146,867          1,050,316            399,307            391,841
    Amortization of goodwill and intangibles              5,480,729          5,065,645          1,840,840          1,735,076
    Reserve for closed stores and leased termination
      costs                                                (289,801)             9,519                 --               (236)
                                                       ------------       ------------       ------------       ------------
        Total operating expenses                         38,780,930         45,382,840         12,902,133         16,338,436
                                                       ------------       ------------       ------------       ------------
        Operating loss                                  (24,869,396)       (33,744,694)        (8,288,881)       (11,803,825)

EQUITY IN NET EARNINGS - INVESTMENTS                        899,060          2,099,865            422,426            845,906

OTHER:

    Interest expense                                       (285,518)          (280,269)           (50,443)           (91,851)
    Interest income                                         104,052             78,382             24,722              5,767
    Other, net                                             (147,596)            34,599             20,579              6,192
                                                       ------------       ------------       ------------       ------------

         Loss before minority interest                  (24,299,398)       (31,812,117)        (7,871,597)       (11,037,811)

MINORITY INTEREST                                          (266,671)          (276,996)          (164,674)          (124,141)
                                                       ------------       ------------       ------------       ------------

         Net loss                                      $(24,566,069)      $(32,089,113)      $ (8,036,271)      $(11,161,952)
                                                       ============       ============       ============       ============


Basic and diluted loss per common share                $      (0.96)      $      (1.41)      $      (0.30)      $      (0.47)
                                                       ============       ============       ============       ============

Weighted average common and common equivalent
shares outstanding - basic and diluted                   25,646,794         22,838,794         26,571,807         23,583,009
                                                       ============       ============       ============       ============




    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

                                              Common Stock                            Additional
                                     ----------------------------      Deferred         Paid-in        Accumulated
                                        Shares         Amount        Compensation       Capital          Deficit          Total
                                     -----------    -------------    -------------   -------------    -------------   -------------
Balance - December 31, 2000           24,730,968    $     247,309    $    (102,067)  $ 271,339,954    $(112,791,306)  $ 158,693,890

Issuance of common stock
  in private placements                1,471,128           14,712               --       6,371,638               --       6,386,350

Issuance of stock for
   acquisitions                          239,303            2,393               --       2,078,765               --       2,081,158

Reclassification of liability
   for exercised put option                   --               --               --        (452,187)              --        (452,187)

Issuance of common stock for
   services rendered                      22,469              225               --          94,819               --          95,044

Issuance of options and warrants
  for services rendered                       --               --               --         337,568               --         337,568

Issuance of stock - note extension        20,931              209               --         118,763               --         118,972

Employee stock bonus                       4,138               41               --          14,959               --          15,000

Issuance of common stock - exercise
  of warrants                            361,438            3,614               --          (3,614)              --              --

Issuance of common stock to pay
  obligations of Hollywood Media         283,000            2,830               --       1,458,429               --       1,461,259

Amortization of employee stock
   bonuses                                    --               --          102,067              --               --         102,067

Stock option exercise - net issuance       5,020               50               --             (50)              --              --

Shares repurchased and retired           (94,600)            (946)              --        (404,860)              --        (405,806)

Net loss                                      --               --               --              --      (24,566,069)    (24,566,069)
                                     -----------    -------------    -------------   -------------    -------------   -------------

Balance - September 30, 2001          27,043,795    $     270,437    $          --   $ 280,954,184    $(137,357,375)  $ 143,867,246
                                     ===========    =============    =============   =============    =============   =============

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statement.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine Months Ended September 30,
                                                                                               ---------------------------------
                                                                                                  2001                  2000
                                                                                               ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                       $(24,566,069)        $(32,089,113)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                                              6,627,596            6,115,961
       Equity in earnings of investments, net of return of invested capital                         468,732           (1,099,427)
       Issuance of compensatory stock, stock options and warrants for services rendered             447,612              189,310
       Amortization of employee stock bonuses                                                       102,067              153,100
       Provision for bad debts                                                                      283,930              145,816
       Provision for inventory obsolescence                                                              --               95,010
       Amortization of deferred financing costs                                                          --                6,435
       (Reversal) reserve  for closed stores and lease terminations costs                          (289,801)               9,519
       Amortization of CBS advertising                                                           14,571,835           14,855,465
       Minority interest                                                                            266,671              276,996
       Changes in assets and liabilities:
         Receivables                                                                             (1,032,461)            (691,061)
         Prepaid expenses                                                                           (35,560)             385,057
         Inventories                                                                             (2,980,076)              (3,784)
         Other current assets                                                                         9,007              (65,031)
         Other assets                                                                               (19,420)             (89,181)
         Accounts payable                                                                          (454,012)             403,312
         Deferred revenue                                                                         2,436,359            1,670,954
         Other accrued expenses                                                                    (516,718)             983,425
                                                                                               ------------         ------------
           Net cash used in operating activities                                                 (4,680,308)          (8,747,237)
                                                                                               ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash received                                               300,000             (247,862)
     Loan to Beach Wrestling, LLC                                                                  (171,380)                  --
     Purchase of web addresses                                                                           --           (1,070,000)
     Capital expenditures                                                                          (944,067)          (1,410,319)
     Return of capital from Tekno Books to minority partner                                        (426,765)            (395,779)
     Loans to MovieTickets.com, net                                                                 499,000                   --
                                                                                               ------------         ------------
           Net cash used in investing activities                                                   (743,212)          (3,123,960)
                                                                                               ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from shareholder/officer loan                                                       1,120,000            2,050,000
     Repayments of  shareholder/officer loan                                                     (1,120,000)            (450,000)
     Net proceeds from issuance of common stock                                                   6,386,350            8,209,053
     Proceeds from exercise of stock options and warrants                                                --            7,017,363
     Loan to shareholder                                                                             59,486             (360,516)
     Payments to repurchase common stock                                                           (405,806)          (1,793,726)
     Payments under notes payable                                                                  (350,000)                  --
     Payments under capital lease obligations                                                      (227,113)            (388,741)
                                                                                               ------------         ------------
           Net cash provided by financing activities                                              5,462,917           14,283,433
                                                                                               ------------         ------------

           Net increase  in cash and cash equivalents                                                39,397            2,412,236

CASH AND CASH EQUIVALENTS, beginning of period                                                    1,911,224            2,475,345
                                                                                               ------------         ------------

CASH AND CASH EQUIVALENTS, end of period                                                       $  1,950,621         $  4,887,581
                                                                                               ============         ============

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
     Interest paid                                                                             $     85,314         $    320,335
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

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION:

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared by Hollywood Media Corp. ("Hollywood Media" or "we") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media's financial position and results of operations. The results of operations and cash flows for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 2001. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2000.

In the event that additional funding is required, the Chairman of the Board and Chief Executive Officer and the Vice Chairman and President of Hollywood Media, have indicated their intention to provide to Hollywood Media, if required, with an amount not to exceed $1.25 million in order to meet its working capital requirements during 2001; provided, however, that the commitment will terminate to the extent that Hollywood Media raises no less than $1.25 million from other sources and such additional funding is not expended on acquisitions.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Revenue Recognition

We changed the revenue recognition method for Hollywood Media's ticketing businesses from revenue recognized when collection was assured and ticket delivery to the customer had occurred, to the date of performance of the show, effective January 1, 2001. We have made purchase accounting adjustments to our January 1, 2001 balance sheet to reflect the ticket inventory and deferred revenue as if our current revenue recognition policy had been followed since the dates of acquisition of our ticketing businesses. See Note 14.

         Per Share Amounts

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. There were 5,583,762 and 3,968,898 options and warrants outstanding at September 30, 2001 and 2000 respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented.

In addition, the investors of the May 2001 private placement will be entitled to receive additional shares of common stock upon the exercise of series B adjustment warrants, for no additional consideration, if the market price Hollywood Media's common stock falls below $5.19 per share during the stated adjustment periods. The number of shares issuable during any adjustment period increases as the average stock price decreases. The maximum number of shares issuable under the warrants is 1,537,380. These warrants were not included in the number of outstanding warrants and options disclosed in the preceding paragraph because the number of adjustment warrants, if any, will be determined at the conclusion of each adjustment period. See Note 7.

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

Significant estimates and assumptions embodied in the accompanying unaudited condensed financial statements include the adequacy of reserves for accounts receivables and closed stores and Hollywood Media's ability to realize the carrying value of goodwill, intangible assets, investments in less than 50%-owned companies and other long-lived assets, including the remaining carrying value of deferred advertising received from CBS in 2000 in exchange for shares and warrants of Hollywood Media.

         Receivables

Receivables consist of amounts due from customers from the sale of advertising, syndicated content, live theater tickets, and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of allowance for doubtful accounts of $385,008 and $567,702 at September 30, 2001 and December 31, 2000, respectively.

         Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS" 141), Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 141 also requires allocation of purchase price to certain classes of identifiable intangibles. Under SFAS 142, goodwill related to acquisitions after June 30, 2001 will not be amortized. In addition, amortization of goodwill related to businesses acquired prior to June 30, 2001 will cease on January 1, 2002. Hollywood Media's annual goodwill amortization is approximately $5.4 million. Upon adoption of SFAS 142, we will no longer record goodwill amortization. However, under SFAS 142 recorded goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. The fair value test will first be applied as of the transition date, January 1, 2002. SFAS 142 requires continued amortization of identifiable intangibles over their useful lives, except for intangibles with indeterminate lives, which will not be amortized. The lives of intangibles will no longer be subject to the 40 year maximum, which exists under the current rules. We are currently evaluating the provisions of SFAS 141 and 142 and have not yet determined the effect of these pronouncements on our financial position and results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations". This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The more significant of these changes includes measuring all future obligations at fair value and discounting obligations to reflect today's dollars. This statement requires a cumulative effect approach to recognizing transition amounts for existing retirement obligations. We do not believe that the adoption of SFAS 143 will have a material impact on our consolidated results of operations.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We are currently evaluating the provisions of SFAS 144 and have not yet determined the effect of this pronouncement on our financial position and results of operations.

(3)      ACQUISITIONS:

In January 2000, we completed the acquisition of the web address Broadway.com from BroadwayTechnologies Group (seller) for a purchase price of $1.6 million, paid with $1.0 million in cash and 35,294 shares of common stock, valued at $17 per share, the fair value of the stock on the date of the purchase agreement. The 35,294 shares of common stock issued were restricted from resale for one year. Under the terms of the purchase agreement the seller has the right to require Hollywood Media to repurchase these shares for $17 per share after one year. The seller exercised this right and Hollywood Media became obligated to pay $452,187 to the seller. The fair value of the common stock was originally recorded in equity. Upon exercise of the option we reclassified the amount of the cash liability from equity to other accrued expenses. The outstanding balance for this liability at September 30, 2001 was $227,187 and is included in other accrued expenses. In addition, in April 2001, in exchange for the seller allowing Hollywood Media to pay the obligation over 12 months, we issued to the seller a warrant to purchase 40,000 shares of common stock at an exercise price of $4.15 per share, with a fair value of $170,593, calculated using Black Scholes. The value of the warrant was expensed in the accompanying condensed statement of operations as other expense.

On May 1, 2000, we acquired substantially all of the assets of BroadwayTheater.com, Inc. ("BroadwayTheater.com"), a privately held company, for $135,000 in cash, 83,214 shares of common stock valued at $14.00 per share, the closing market price on the date of issuance and options valued at $128,752 to purchase 12,500 shares of common stock at $9.75 per share. The asset purchase agreement for BroadwayTheater.com includes an earn-out provision which obligates Hollywood Media to issue additional shares of common stock to the seller each year for a three-year period if certain gross profit targets are achieved. The contingent payment is a fixed number of shares each year (28,571) if gross profit targets, representing 25% growth over the prior year, are achieved each year. These gross profit targets were satisfied for year one. As a result, we issued 28,572 shares of common stock valued at $5.25 per share, the closing market price on the date of issuance, and recorded the amount as goodwill.

Effective September 15, 2000, we acquired Theatre Direct NY, Inc. ("TDI") for 66,291 shares of common stock valued at $505,719 or $7.63 per share and $750,000 in promissory notes. In addition, Hollywood Media issued 195,874 shares of common stock as contingent consideration to be delivered to the seller if certain conditions were satisfied at the end of the twelve-month period following the date of acquisition. On September 26, 2001 these shares were released from escrow and were valued at $3.63 per share or $711,023, the closing market price on the date the conditions were satisfied. The value of the shares was recorded as additional goodwill.

On July 27, 2001 we acquired certain assets of Always Independent Entertainment Corp. ("AlwaysI"), a privately held company, for 210,731 shares of common stock valued at $5.79 per share, the closing market price on the date the transaction closed or $1,220,132. AlwaysI offers independent films to subscribers over the Internet and licenses films to third parties. Hollywood Media has integrated the AlwaysI subscription service as a distinct channel on Hollywood.com. Filmmakers are charged a fee to place their films on the web site and subscribers are charged a monthly subscription fee to view the films.

The acquisition of BroadwayTheater.com, TDI and AlwaysI were accounted for under the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements since the respective dates of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired is being amortized over a useful life of ten years for acquisitions completed prior to June 30, 2001.

The purchase price was allocated to assets and liabilities as follows:

                                                             BroadwayTheater.com
                                                  AlwaysI            TDI
                                                -----------     --------------
                                                    2001           2000
                                                -----------     -----------
Tangible assets (excluding cash acquired)       $   515,000     $ 1,085,019
Goodwill                                            405,132       3,150,702
Liabilities assumed                                      --      (2,317,143)
                                                -----------     -----------
Total purchase price                                920,132       1,918,578
Less value of common stock issued                 1,220,132       1,670,716
                                                -----------     -----------
Paid, net of cash acquired                      $  (300,000)    $   247,862
                                                ===========     ===========

Purchase price paid as follows:
Net cash acquired                               $  (300,000)    $  (192,938)
Acquisition costs                                        --         440,800
                                                -----------     -----------
                                                $  (300,000)    $   247,862
                                                ===========     ===========

The following are unaudited pro forma combined results of operations of Hollywood Media and TDI for the nine and three months ended September 30, 2000, as if the acquisition of TDI had occurred on January 1, 2000:

                                              Nine Months         Three Months
                                                Ended                Ended
                                             September 30,        September 30,
                                                2000                  2000
                                            -------------         ------------

Net Revenues                                $  35,769,113         $ 13,118,653
                                            =============         ============

Net Loss                                    $ (32,059,956)        $(11,119,384)
                                            =============         ============

Pro Forma Diluted Loss Per Share            $       (1.40)        $       (.47)
                                            =============         ============

Weighted Average Shares Outstanding            22,903,875           23,645,697
                                            =============         ============

         These unaudited pro forma combined results have been prepared for comparative purposes only and include certain adjustments, such as additional goodwill amortization expense. They do not purport to be indicative of the results of operations which actually would have resulted had the acquired companies been under common control prior to the date of the acquisition or which may result in the future. The pre-acquisition results of operations of BroadwayTheater.com and AlwaysI are not material to the consolidated results of operations and have therefore been excluded from pro forma combined results of operations.

(4)      DEBT:

In connection with the TDI acquisition on September 15, 2000, Hollywood Media signed two promissory notes payable to the former owner. The first is an interest bearing note payable with a face value of $500,000, principal payable monthly. The note bears interest at Citibank, N.A. prime plus 1% per annum (7.0% at September 30, 2001). The second promissory note is a one year non-interest bearing note with a face value of $250,000. The maturity date of both notes has been extended to March 31, 2002. At September 30, 2001, the outstanding balance of notes payable is $400,000.

(5)      OTHER ACCRUED EXPENSES:

Other Accrued Expenses consist of the following:

                                          September 30,       December 31,
                                              2001               2000
                                           ----------         ----------

         Compensation and benefits         $  750,245         $  496,032
         Insurance                            306,690            152,978
         Professional fees                    184,181            166,182
         Licensing fees                        47,518             91,800
         Interest                             140,000             57,159
         Royalties                             22,597             39,480
         Other                                792,172          1,440,482
                                           ----------         ----------
                                           $2,243,403         $2,444,113
                                           ==========         ==========



(6)        ACCRUED RESERVE FOR CLOSED STORES:

In December 1999, Hollywood Media closed its brick and mortar retail operation in its entirety and closed its remaining kiosks and in-line stores. Hollywood Media recorded provisions in 1998, 1999 and 2000 for asset impairments and the estimated cost of early store lease terminations as a result of exiting the brick and mortar retail business. The accrued reserve for estimated liabilities remaining on store lease obligations was $324,089 at September 30, 2001 and

$798,362 at December 31, 2000. The accrued reserve was reduced by $289,801 during the nine months ended September 30, 2001 as the result of favorable settlements related to outstanding lease obligations. Additionally, cash payments of $184,472 were made during the nine months ended September 30, 2001. The reserve for closed stores is reviewed by management on a quarterly basis to determine the adequacy of the reserves based on pending claims. We anticipate resolution of all matters within the next three months.

(7)      COMMON STOCK:

In January 2001, we issued 4,138 shares of restricted common stock valued at $15,000 or $3.625 per share, the closing market price on the date of issuance, as an incentive bonus to an officer of Hollywood Media in accordance with an employment agreement.

In February 2001, we issued 160,000 shares of common stock valued at $799,564 in exchange for the payment by a third party of $799,564 of certain media, goods and services obligations of Hollywood Media. The common stock was valued at the fair value of the outstanding obligations that were paid by the recipient of the stock.

In May 2001, we issued 1,252,787 shares of common stock valued at $4.51 per share in a private placement to three accredited investors (including Viacom) for gross proceeds of $5,650,000. We incurred $263,650 in transaction costs which were charged to additional paid-in-capital. The purchase price per share was 105% of the Market Price of the common stock, which was defined as the average volume weighted average price for 20 business days prior to the closing date. We issued series A warrants to these investors to purchase an aggregate of 614,059 shares of common stock at a price of $6.44 per share. These warrants were valued at $1,902,280 using Black Scholes. If on each of January 30, 2002 and April 30, 2002, any such investor holds at least seventy-five percent of the investor's shares of common stock issued to it in the transaction, then the exercise price of the series A warrants as to such investor will be decreased to an exercise price of $5.37 per share and $4.51 per share, respectively, on such dates. The investors also received series B adjustment warrants to acquire additional shares of common stock from time to time in amounts in proportion to each of their respective investments.

The investors of the May 2001 private placement will be entitled to receive additional shares of common stock upon exercise of the series B adjustment warrants for no additional consideration if the average market price of the common stock (as defined) as of October 30, 2001, January 30, 2002, April 30, 2002 or July 30, 2002 is less than $5.19 per share. The series B warrants are exercisable on the last day of each twenty trading day period beginning on each of these four dates. The market price of the common stock under the series B warrants is defined as the average of the ten lowest closing sale prices of the common stock during the twenty trading days following each of these four dates, but can be no less than $2.15. The number of shares issuable upon exercise of a series B warrant on the first of these four exercise dates is equal to (1) $5.19 minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each series B warrant. The number of shares issuable upon exercise of a series B warrant on each of the subsequent three exercise dates is equal to (1) the lower of $5.19 and the lowest market price as of any prior exercise date minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each series B warrant. The maximum number of shares issuable under the warrants is 1,537,380.

In May 2001, we issued 28,572 shares of common stock to the previous owners of BroadwayTheater.com in accordance with the earn-out provision of the Asset Purchase Agreement. Pursuant to this provision the previous owners are entitled to additional consideration if specified gross profit targets are attained in each of the three years following the acquisition. These targets were satisfied and we issued 28,572 shares of common stock valued at $5.25 per share, the closing market price on the date the earn out contingency was satisfied or $150,003. The value of the shares was recorded as additional goodwill.

In May 2001, we issued 22,469 shares of common stock valued at $4.23 per share, the closing market price on the date of issuance, for payment of book packaging fees to the CEO of Tekno Books who is also a director of Hollywood Media.

In June 2001, we issued 88,000 shares of common stock valued at $495,795 as a payment towards outstanding capital lease obligations related to our former brick and mortar retail operations, pursuant to the terms of a settlement agreement. The total settlement was $796,000, payable in common stock with the balance payable in monthly installments of cash.

In July 2001, we issued 35,000 shares of common stock valued at $165,900 as part of a settlement of outstanding litigation of Hollywood Media. The shares were valued at the market price of the common stock on the date the litigation was settled.

On July 27, 2001 we acquired the assets of AlwaysI by issuing 210,731 shares of common stock valued at $1,220,132 the closing market price on the date the transaction closed.

On September 26, 2001, 195,874 shares of common stock were released from escrow and valued at $3.63 per share or $711,023, the closing market price on the date various conditions were satisfied relating to the acquisition of TDI on September 15, 2000. The value of the shares was recorded as additional goodwill. See Note 3.

In September 2001, we issued 218,341 shares of restricted common stock in a private placement to an accredited investor and received net proceeds of $1,000,000.

During the nine months ended September 30, 2001, we issued 361,438 shares of common stock to investors from the August 2000 private placement pursuant to the exercise of certain adjustment warrants. The fair value of these adjustment shares on the various dates of issuance was $1,771,997. Hollywood Media was obligated to issue additional shares to those selling shareholders for no consideration if the average of the five lowest volume weighted average prices of the common stock during the final fifteen days of an adjustment period was below $9.63. The final adjustment period ended September 4, 2001. The precise number of shares of common stock which were issued were determined in accordance with a formula set forth in the adjustment warrants. The shares issued pursuant to the adjustment warrants were recorded as additional paid-in capital.

We issued a total of 20,931 shares of common stock valued at $118,972 during the nine months ended September 30, 2001 for the extension of the term of a promissory note that Hollywood Media guaranteed. The borrower on the note, an employee of a subsidiary of Hollywood Media, is obligated to pay to Hollywood Media an amount equal to 50% of the value of the shares issued to extend the maturity date of the note. We recorded $59,486 as interest expense and $59,486 as other receivables.

Additionally, during the nine months ended September 30, 2001, we issued stock options and warrants valued at $337,568 for services rendered. We recorded $146,408 as consulting expense, $20,567 as cost of sales and $170,593 as other expense for the nine months ended September 30, 2001.

During the three months ended September 30, 2001, Hollywood Media completed a net issuance of 5,020 shares of common stock upon the exercise of outstanding stock options for which no proceeds were received.

Pursuant to Hollywood Media's stock repurchase plan, during the nine months ended September 30, 2001, we repurchased 94,600 shares of common stock for an aggregate consideration of $405,806, or an average purchase price of $4.29 per share.

(8)      INVESTMENTS AND ADVANCES TO EQUITY METHOD INVESTEES:

Investments and advances to equity method investees consist of the following:

                                               September 30,      December 31,
                                                   2001              2000
                                               -----------      -----------

         NetCo Partners (a)                    $ 1,082,156      $   699,331
         MovieTickets.com, Inc. (b)                 96,699        1,047,383
         Beach Wrestling LLC (c)                    91,627           67,500
                                               -----------      -----------
                                               $ 1,270,482      $ 1,814,214
                                               ===========      ===========

         (a) NETCO PARTNERS:

Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Net Earnings - Investments.

The revenues, gross profit and net income of NetCo Partners for the nine and three months ended September 30, 2001 and 2000 are presented below:

                         Nine Months Ended           Three Months Ended
                            September 30,               September 30,
                      ------------------------    ------------------------
                         2001          2000          2001          2000
                      ----------    ----------    ----------    ----------

Revenues              $3,518,245    $5,556,639    $1,591,054    $2,483,866
Gross Profit           2,916,109     4,560,878     1,339,265     1,984,960
Net Income             2,845,994     4,546,059     1,280,393     1,952,583

Company's Share of
Net income             1,422,997     2,273,030       640,196       976,292


As of September 30, 2001, NetCo Partners has $1,724,818 in accounts receivable. Management of NetCo Partners believes that these receivables will be collected in full and no reserves have been established. These accounts receivable are not included in the Hollywood Media's condensed consolidated balance sheets.

NetCo Partners' deferred revenues, consisting of cash advances received but not yet recognized as revenue, amounted to $105,859 as of September 30, 2001. These deferred revenues are not included in Hollywood Media's condensed consolidated balance sheets.

As of September 30, 2001, we received cumulative profit distributions from NetCo Partners since its formation totaling $6,715,415, in addition to reimbursement of substantially all amounts advanced by us to fund the operations of NetCo Partners.

(b)      MOVIETICKETS.COM, INC.:

Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"), in which each venture partner initially acquired a 33.33% interest in the joint venture. In August 2000, the joint venture sold a five percent interest in the joint venture to Viacom Inc. in exchange for $25 million of advertising over 5 years. In 2000, Hollywood Media issued warrants to acquire 90,573 shares of common stock at an exercise price of $17.875 per share valued at $1,000,000 to AMC Entertainment Inc. The fair value of the warrant was recorded as additional investment and is being amortized over a period of ten years. In March 2001, America Online, Inc. purchased a 3% (non-dividend) convertible preferred equity interest in MovieTickets.com for $8.5 million in cash. Hollywood Media owned 31.67% of the common stock of MovieTickets.com at September 30, 2001.

The investment is accounted for under the equity method of accounting, recognizing 31.67% of MovieTickets.com income or loss as Equity in Earnings - Investments. For the nine and three months ended September 30, 2001, we recorded a loss of $376,684 and $197,770, respectively, from our investment in MovieTickets.com. For the nine and three months ended September 30, 2000, we recorded a loss of $173,165 and $130,386, respectively from our investment in MovieTickets.com. In 2000, we loaned MovieTickets.com $499,000. In 2001, we loaned MovieTickets.com $100,000. All loans made to MovieTickets.com were repaid in cash with interest in March 2001.


(c)      BEACH WRESTLING LLC:

On November 10, 2000, an indirect wholly owned subsidiary of Hollywood Media entered into an agreement with Cisneros Television Group ("CTG") and Siegel Partners to form Beach Wrestling LLC, each having a one-third ownership interest. Beach Wrestling LLC was formed to develop, market and distribute wrestling events via television and the Internet under the "Beach Wrestling" brand. This investment is recorded under the equity method of accounting, recognizing one-third of Beach Wrestling LLC's income or loss as Equity in Earnings - Investments. For the nine and three months ended September 30, 2001, we recorded a loss of $147,253 and $20,000, respectively, from our investment in Beach Wrestling LLC. At September 30, 2001, the indirect wholly owned subsidiary of Hollywood Media had loaned $238,880 to Beach Wrestling LLC. All payments by Hollywood Media's indirect wholly owned subsidiary to Beach Wrestling LLC are treated as loans and bear interest at the Bank of America reference rate plus 2% per annum. The loan is included in the investment balance.

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

We also record barter revenue and expense under a contract with the National Association of Theatre Owners ("NATO"). In connection with the NATO contract, we also acquired rights and obligations under ancillary agreements with individual theaters that are members of the NATO organization. Pursuant to these agreements, we provide them with movie showtime information and content, and we host web sites for the theaters. In addition, we provide ongoing web site maintenance services for the theaters, including providing promotional materials, movie and theater information and editorial content. In exchange, the theaters promote the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com 40 out of 52 weeks per year, before feature films that play in most NATO-member theaters. Hollywood Media records revenue and expense from these activities measured at the fair value of the services exchanged.

Barter transactions by type for the nine and three months ended September 30, 2001 and 2000 are as follows:

                            Nine Months Ended              Three Months Ended
                              September 30,                  September 30,
                      ----------------------------    -------------------------
                         2001             2000            2001         2000
                      -----------      -----------    -----------   -----------

Barter Advertising    $   104,730      $ 1,464,229    $    27,591   $   655,453
Barter - NATO           2,236,313        2,236,313        745,438       745,438
                      -----------      -----------    -----------   -----------
                      $ 2,341,043      $ 3,700,542    $   773,029   $ 1,400,891
                      ===========      ===========    ===========   ===========


Barter transactions accounted for approximately 50% and 49% of net Internet ad sales revenues for the nine months ended September 30, 2001 and 2000, respectively, and 47% and 52% of net Internet ad sales revenues for the three months ended September 30, 2001 and 2000, respectively.

Barter transactions accounted for 6% and 7% of net revenues for the nine and three months ended September 30, 2001, respectively. Barter transactions accounted for 21% and 17% of net revenues for the nine and three months ended September 30, 2000, respectively.

 (10)    REPORTABLE SEGMENT:

Hollywood Media's reportable segments are ticketing, business to business, Internet ad sales and other, intellectual properties, e-commerce and retail. The ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and traveling consumers. The business to business segment licenses entertainment content and data. The business to business segment includes Baseline (a pay-per-use subscription web site geared towards professionals in the entertainment industry), CinemaSource (which licenses movie showtimes and other movie content) and EventSource (which licenses local listings of events around the country) to media, wireless and Internet companies. The Internet ad sales and other segment sells advertising on the Hollywood.com and Broadway.com web sites and offers films to subscribers over the Internet. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. The e-commerce segment, which closed in January 2001, sold entertainment-related merchandise over the Internet. The retail segment operated retail studio stores that sold entertainment-related merchandise and was closed in December 1999.

Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest, and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.

The following table illustrates the financial information regarding Hollywood Media's reportable segments.

                                         Nine Months Ended                Three Months Ended
                                            September 30,                    September 30,
                                   -----------------------------     -----------------------------
                                       2001             2000             2001            2000
                                   ------------     ------------     ------------     ------------
Net Revenues:
Ticketing (a)                      $ 26,757,424     $  4,382,367     $  7,596,999     $  3,021,517
Business to Business                  4,532,642        3,872,023        1,300,373        1,515,674
Internet Ad Sales and Other           4,638,165        7,548,400        1,644,276        2,679,901
Intellectual Properties               1,429,628        1,389,595          474,244          461,461
E-Commerce (b)                           15,499          796,510               --          350,467
Retail (d)                                   -            23,370               --               --
                                   ------------     ------------     ------------     ------------
                                   $ 37,373,358     $ 18,012,265     $ 11,015,892     $  8,029,020
                                   ============     ============     ============     ============



Gross Margin:
Ticketing (a)                      $  4,460,544     $    535,070     $  1,439,958     $    322,594
Business to Business                  4,323,385        3,682,912        1,242,824        1,465,483
Internet Ad Sales and Other           4,448,102        6,832,485        1,579,622        2,443,624
Intellectual Properties                 689,899          543,928          350,648          270,418
E-Commerce (b)                          (10,396)          88,751              200           77,492
Retail (d)                                   --          (45,000)              --          (45,000)
                                   ------------     ------------     ------------     ------------
                                   $ 13,911,534     $ 11,638,146     $  4,613,252     $  4,534,611
                                   ============     ============     ============     ============

Operating Income (Loss):
Ticketing (a)                      $    831,866     $    204,489     $    285,714     $     79,088
Business to Business                    170,849          281,967         (202,678)         159,661
Internet Ad Sales and other (c)     (17,438,556)     (24,003,727)      (5,614,092)      (8,472,163)
Intellectual Properties                 411,319          558,036          272,065          309,133
E-Commerce (b)                           25,226       (2,021,911)          14,096         (637,756)
Retail  (d)                             296,349          (91,129)          10,409          (49,071)
Other (Corporate and other)          (9,166,449)      (8,672,419)      (3,054,395)      (3,192,717)
                                   ------------     ------------     ------------     ------------
                                   $(24,869,396)    $(33,744,694)    $ (8,288,881)    $(11,803,825)
                                   ============     ============     ============     ============


Capital Expenditures:
Ticketing (a)                      $     51,373     $         --     $     15,917     $         --
Business to Business                    155,846          180,593           29,971           49,858
Internet Ad Sales and Other             463,741        1,074,532           61,933          180,682
Intellectual Properties                      --            5,188               --               --
E-Commerce (b)                               --           13,347               --              969
Other (Corporate and other)             273,107          136,659          192,735               --
                                   ------------     ------------     ------------     ------------
                                   $    944,067     $  1,410,319     $    330,556     $    231,509
                                   ============     ============     ============     ============


Depreciation and
  Amortization Expense:
Ticketing (a)                      $     47,833     $     3,975            17,904     $      3,975
Business to Business                    142,976          86,768            50,654           32,714
Internet Ad Sales and Other           2,295,794       2,020,084           784,889          708,267
Intellectual Properties                   3,722           5,355               572            1,575
E- Commerce (b)                           1,551          12,831                --            4,653
Other (Corporate and other)           4,135,720       3,986,948         1,386,128        1,375,733
                                   ------------     ------------     ------------     ------------
                                   $  6,627,596     $  6,115,961     $  2,240,147     $  2,126,917
                                   ============     ============     ============     ============

(a) TDI and BroadwayTheater.com, our ticketing businesses, were acquired on September 15, 2000 and May 1, 2000, respectively. Reported amounts include results from the dates of acquisition.

(b)  The e-commerce segment was closed in January 2001.

(c) Includes $14,571,835 and $14,855,465 in amortization of CBS advertising for the nine months ended September 30, 2001 and 2000, respectively, and $4,761,771 and $5,479,561 for the three months ended September 30, 2001 and 2000, respectively.

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

For the Nine Months ended September 30, 2001:

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

o We issued 88,000 shares of common stock, valued at $495,795, as a payment towards outstanding capital lease obligations.
o We issued 20,931 shares of common stock, valued at $118,972 for the extension of a promissory note. We recorded $59,486 as interest expense and $59,486 as other receivables.
o We issued 28,572 shares of common stock valued at $150,003 under the terms of an earnout arrangement.
o Pursuant to the exercise of certain adjustment warrants Hollywood Media issued 361,438 shares of common stock.
o We issued 35,000 shares of common stock valued at $165,900 to satisfy an outstanding claim against Hollywood Media.
o We issued 4,138 shares of restricted common stock valued at $15,000, as an incentive stock bonus to an officer of Hollywood Media.

For the Nine Months ended September 30, 2000:

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


(14) CHANGE IN METHOD OF REVENUE RECOGNITION FOR TICKETING BUSINESSES:

We acquired our ticketing businesses, BroadwayTheater.com and TDI, in May and September of 2000, respectively. These businesses generally acquire blocks of theater tickets for resale to groups and individuals. Post acquisition and through the first quarter of 2001, consistent with the revenue recognition methods utilized by both companies prior to our acquisition, we have recognized revenue generally at the time when collection was assured and ticket delivery to the customer had occurred. During the second quarter of 2001, we concluded that in many instances the earnings process for the ticketing businesses was not completed until the performance of the show, as the businesses provide other ancillary services up to the date of performance. As a result, effective January 1, 2001, we changed our method of revenue recognition to defer recognition of revenue on ticket sales until the performance takes place.

Management of Hollywood Media does not believe the effect of the change in revenue recognition on our previously reported consolidated financial result for the year ended December 31, 2000 was material (reduction in revenue of approximately $350,000 or 1.2% and an increase in net loss of $46,000 or ,09%) to our reported results of operation or financial position.

If the current policy had been applied during 2000, reported ticketing revenues for the three and nine month period ended September 30, 2000 would have (increased/decreased) by $433,934 and $(114,357), respectively and reported gross margin would have increased by $112,291 and $16,164, respectively.

We have made purchase accounting adjustments to record the proceeds received on ticket sales prior to performance as deferred revenue and payments made to purchase tickets for performances that have not taken place as inventory in Hollywood Media's consolidated balance sheet at January 1, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Hollywood Media Corp. which represent Hollywood Media's expectations or beliefs, including, but not limited to, statements concerning industry performance, operations, performance, financial condition, growth, acquisition, and divestiture strategies, margins, and growth in sales of our products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Factors that may affect Hollywood Media's results include, but are not limited to, our continuing operating losses and accumulated deficit, our limited operating history, the need for additional capital to finance our operations, the need to manage our growth and integrate new businesses, our ability to develop strategic relationships, our ability to compete with other Internet companies, technology risks and the general risk of doing business over the Internet, future government regulation, dependence on our founders, the interests of our largest shareholder, Viacom Inc., accounting considerations related to our strategic alliance with Viacom Inc., the volatility of our stock price and the effects of outstanding warrants that include market-based adjustment features. Hollywood Media is also subject to other risks detailed herein or detailed in the Annual Report on Form 10-K/A for the year ended December 31, 2000 and in other filings by us with the Securities and Exchange Commission.

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

         ConcertSource. We launched this business in October 2000. ConcertSource offers extensive local listings of concerts and music-related events from major arenas to small local jazz clubs, including a complete listing of every performance from major touring groups to hometown bands. ConcertSource currently covers concert and event listings for the top 60 markets in the United States.

         Baseline. We own and operate Baseline, a business which includes a pay-per-use subscription web site (located at Baseline.hollywood.com) and various publications geared to movie studios, investment banks, news agencies, consulting firms and other professionals in the entertainment industry. We acquired Baseline from media analyst Paul Kagan. Based on its 16-year history, we believe that the Baseline business maintains one of the most comprehensive movie and television-related databases. Baseline is a comprehensive database of information on over 67,000 films and television programs, as well as biographies on entertainment industry professionals. This rich, interactive database is accessible online to our subscribers and includes credits, synopses, reviews and box office statistics. Baseline continuously tracks production, distribution, and exhibition of feature films worldwide, including box office projections, budgets, and trends. Baseline customers include Bloomberg, Daily Variety, People Magazine, Lexis-Nexis, 20th Century Fox, DreamWorks, Paramount Pictures, Sony Pictures, MGM, Warner Bros., E! Entertainment Television, Boston Consulting Group and Booz, Allen, Hamilton.

Ticketing Divisions

Theatre Direct International and Broadway.com. We acquired Theatre Direct International (TDI) as of September 15, 2000. Founded in 1990, TDI is a live theater marketing and sales agency serving over 40,000 domestic and international travel professionals, traveling consumers and New York-area theater patrons. TDI is a ticketing wholesaler to the travel industry that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, long running shows Off-Broadway and shows in London and Toronto. TDI sells tickets through the 800-Broadway toll-free number 1-800-BROADWAY, via the Broadway.com web site and by fax. As a marketing agency, TDI represents 10 producers and 14 Broadway shows to the travel industry around the world. The 14 Broadway shows are Aida, Beauty and the Beast, Cabaret, Chicago, Contact, 42nd Street, Mamma Mia!, Kiss Me Kate, Les Miserables, Rent, The Full Monty, The Lion King, The Music Man and The Phantom of the Opera. In addition, TDI's education division, Broadway Classroom, markets group tickets to schools across the country. TDI's offline ticketing service complements the online ticketing services available on Broadway.com. The combined companies provide live theater ticketing and related content for all Broadway shows and most shows running off-Broadway and in London's West End at over 200 venues in multiple markets to a customer base consisting of over 40,000 travel agencies, tour operators, corporations and educational institutions, in addition to numerous newspapers and web site.

         MovieTickets.com. MovieTickets.com was launched in late May 2000. At September 30, 2001, each of Hollywood Media, AMC Entertainment, Inc. and National Amusements, Inc. owns approximately 31.67% of the outstanding common stock of MovieTickets.com. MovieTickets.com entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom acquired a five percent interest in MovieTickets.com for $25 million of advertising over five years. MovieTickets.com is promoted through on-screen advertising in each participating exhibitor's movie screens and through Viacom advertising and promotion. In March 2001, America Online Inc. purchased a 3% (non-dividend) preferred equity interest in MovieTickets.com for $8.5 million in cash. In connection with that transaction, MovieTickets.com's ticket inventory is promoted throughout America Online's interactive properties and AOL Moviefone's ticket inventory is featured on MovieTickets.com.

         MovieTickets.com's current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., Hoyts Cinemas, Marcus Theaters, and several regional exhibitors. These exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 100 grossing theaters in North America. AMC Entertainment Inc. is the largest movie theater operator in the United States based on box office sales and Famous Players generates approximately half of all box office sales in Canada. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. MovieTickets.com entered into an agreement with Yahoo! Inc. in October 2001, which enables people to purchase movie tickets online through Yahoo!(R) Movies. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at the theater. The web site contains movie content from Hollywood Media's various divisions for all current and future release movies, including movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising on both the web site and on the print-at-home ticket. MovieTickets.com has also entered into an affiliation agreement with Knight Ridder Digital, a subsidiary of Knight Ridder.


Internet Divisions

         Hollywood.com. Hollywood.com is a premier entertainment related web site featuring over one million pages of in-depth movie, television and other entertainment content, including movie descriptions and reviews, digitized movie trailers and photos, movie showtimes listings, entertainment news, box office results, interactive games, movie soundtracks, television listings, concert information, celebrity profiles and biographies, comprehensive coverage of entertainment awards shows and film festivals and exclusive video coverage of movie premieres. In addition, Hollywood.com features content from the Baseline database. Through the acquisition of AlwaysI in July 2001, the web site now features a subscription service offering viewers a collection of over 2,000 independent films.

         We sell banner advertising and sponsorships on Hollywood.com through relationships with advertising rep. firms and through an internal sales staff. Some of our recent advertisers include Sony, General Motors, Universal Studios, The Food Network, Ben & Jerry's Ice Cream, Microsoft, American Movie Classics, Verizon, HBO, Fox, Proctor & Gamble, Visa, Lion's Gate Films, Diet Coke, New Line Cinema, MGM, US Army, AT&T and Warner Brothers.

         We promote Hollywood.com through our strategic relationships with Viacom Inc. and NATO. Through exclusive contracts with NATO and 73 of its member theater exhibitors, we promote the Hollywood.com web site to movie audiences by airing trailers about Hollywood.com before feature films that play in participating theaters and by displaying posters and other promotional materials in those theaters. In exchange, we provide them with movie showtime information and content as well as develop and maintain the web sites for many theater exhibitors.

         In January 2000 we entered into a strategic, seven-year relationship with Viacom Inc. that provides for extensive promotion of Hollywood.com and Broadway.com. Viacom has agreed to provide Hollywood.com and Broadway.com with $105 million of promotion across its full range of CBS media properties, including the CBS television network, CBS owned and operated television stations, CBS cable networks, Infinity Broadcasting Corporation's radio stations and outdoor billboards and CBS syndicated television and radio programs. The promotion provided by Viacom is valued based upon the average price charged by Viacom for similar promotions during the applicable time period. Viacom has agreed to include Hollywood.com in all advertising sale programs and presentations that are appropriate for the sale of advertising on the web site. At September 30, 2001, we had approximately $72 million of advertising remaining with CBS.

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

         We launched 1-800-BROADWAY on November 2, 2001. By calling 1-800-BROADWAY, consumers can now purchase live theater tickets via their telephone. We will also be integrating 1-800-BROADWAY into future Broadway.com marketing initiatives, including radio and television.

Intellectual Properties Business

         NetCo Partners. In June 1995, Hollywood Media and C.P. Group Inc. ("C.P. Group"), entered into an agreement to form NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy's NetForce. Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy is a shareholder of C.P. Group. At the inception of the partnership, C.P. Group contributed to NetCo Partners all rights to Tom Clancy's NetForce, and hollywood Media contributed to NetCo Partners all rights to Tad Williams' MirrorWorld, Arthur C. Clarke's Worlds of Alexander, Neil Gaiman's Lifers, and Anne McCaffrey's Saraband. NetCo Partners owns Tom Clancy's NetForce which was licensed to Putnam Berkley for a series of mass market paperbacks and to ABC Television for a television mini-series and video distribution in accordance with the terms of the partnership agreement, and the other properties have reverted back to Hollywood Media.

         Book Development and Book Licensing. Our intellectual properties division also includes a book development and book licensing operation through our 51% owned subsidiary, Tekno Books, that develops and executes book projects, typically with best-selling authors and then licenses them to publishers who publish the books and pay license fees in the form of advances and royalties to Tekno Books. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Elizabeth George, Nora Roberts, Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. Our intellectual properties division has licensed books for publication with more than 60 book publishers, including HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Penguin Putnum and Warner Books. The book development and book licensing division has developed and executed book projects for approximately 1,300 books. The Chief Executive Officer of Tekno Books, Dr. Martin H. Greenberg, is also a director of Hollywood Media and owner of the remaining 49% interest in Tekno Books.

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

Results of Operations

The following table summarizes Hollywood Media's net revenues, cost of revenues and gross margin by division for the nine months ended September 30, 2001 ("Y3-01") and 2000 ("Y3-00") and the three months ended September 30, 2001 ("Q3-01") and 2000 ("Q3-00"), respectively:

                                                      Internet Ad
                                      Business to      Sales and      Intellectual        E-
                       Ticketing        Business         Other         Properties      Commerce         Retail           Total
                      -----------      ----------      ----------      ----------      ---------       --------       -----------
Y3-01
-----

Net Revenues          $26,757,424      $4,532,642      $4,638,165      $1,429,628      $  15,499       $     --       $37,373,358
Cost of Revenues       22,296,880         209,257         190,063         739,729         25,895             --        23,461,824
                      -----------      ----------      ----------      ----------      ---------       --------       -----------
Gross Margin          $ 4,460,544      $4,323,385      $4,448,102      $  689,899      $ (10,396)      $     --       $13,911,534
                      ===========      ==========      ==========      ==========      =========       ========       ===========


Y3-00
-----

Net Revenues          $ 4,382,367      $3,872,023      $7,548,400      $1,389,595      $ 796,510       $ 23,370       $18,012,265
Cost of Revenues        3,847,297         189,111         715,915         845,667        707,759         68,370         6,374,119
                      -----------      ----------      ----------      ----------      ---------       --------       -----------
Gross Margin          $   535,070      $3,682,912      $6,832,485      $  543,928      $  88,751       $(45,000)      $11,638,146
                      ===========      ==========      ==========      ==========      =========       ========       ===========



Q3-01
-----

Net Revenues          $ 7,596,999      $1,300,373      $1,644,276      $  474,244      $      --       $     --       $11,015,892
Cost of Revenues        6,157,041          57,549          64,654         123,596           (200)            --         6,402,640
                      -----------      ----------      ----------      ----------      ---------       --------       -----------
Gross Margin          $ 1,439,958      $1,242,824      $1,579,622      $  350,648      $     200       $     --       $ 4,613,252
                      ===========      ==========      ==========      ==========      =========       ========       ===========



Q3-00
-----

Net Revenues          $ 3,021,517      $1,515,674      $2,679,901      $  461,461      $ 350,467       $     --       $ 8,029,020
Cost of Revenues        2,698,923          50,191         236,277         191,043        272,975         45,000         3,494,409
                      -----------      ----------      ----------      ----------      ---------       --------       -----------
Gross Margin          $   322,594      $1,465,483      $2,443,624      $  270,418      $  77,492       $(45,000)      $ 4,534,611
                      ===========      ==========      ==========      ==========      =========       ========       ===========


Composition of our segments is as follows:

o Ticketing - Includes our TDI ticketing business as well as our Broadway.com online ticketing operations and 1-800-BROADWAY. TDI and BroadwayTheater.com were acquired on September 15, 2000 and May 1, 2000, respectively therefore the reported numbers presented include ticketing revenue and expenses from the date of acquisition.
o Business to Business (b2b) - Includes our CinemaSource, EventSource, TheaterSource, ConcertSource and Baseline syndication operations.
o Internet ad sales and other - Includes advertising sold on the web sites Hollywood.com and Broadway.com and the AlwaysI subscription service which offers films to subscribers over the Internet.
o Intellectual Properties - Includes our book development and book licensing operation through our 51% owned subsidiary Tekno Books and our 50.5% interest in Fedora, publisher of Mystery Scene Magazine. Does not include our 50% interest in NetCo Partners.
o    E-Commerce - We exited the e-commerce business in January 2001.
o Retail - We exited the brick and mortar retail business on December 31, 1999.

NET REVENUES

Total net revenues for the nine months ended September 30, 2001 and 2000 were $37,373,358 and $18,012,265 respectively, an increase of $19,361,093 or 107%.
Net revenue for the three months ended September 30, 2001 increased to $11,015,892 from $8,029,020 for the three months ended September 30, 2000, an increase of $2,986,872 or 37%. The increase in revenue is primarily the result of ticketing revenue reported resulting from the acquisitions of TDI on September 15, 2000 and BroadwayTheater.com on May 1, 2000 and additional business to business revenues generated because of the launch of EventSource on April 1, 2000 offset by a decrease in Internet ad sales of $2,910,235 and $1,035,625 for the nine and three months ended September 30, 2001, respectively.

Ticketing revenue for Y3-01 and Y3-00 was $26,757,424 and $4,382,367 respectively, an increase of $22,375,057. Ticketing revenue for Q3-01 and Q3-00 was $7,596,999 and $3,021,517 respectively, an increase of $4,575,482. Hollywood Media acquired TDI on September 15, 2000 and BroadwayTheater.com on May 1, 2000; therefore reportable revenues are from the dates of acquisition. Ticketing revenue is generated from the sales of live theater tickets for Broadway, Off-Broadway, London's West End and Toronto both online and offline, to domestic and international travel professionals, traveling consumers and New York area theater patrons. In addition, tickets can be purchased on the Broadway.com web site.

Revenues from our business to business segment (which includes CinemaSource, EventSource, and Baseline) increased $660,619 or 17% from $3,872,023 for Y3-00 to $4,532,642 for Y3-01 and decreased $215,301 or 14% from $1,515,674 for Q3-00 to $1,300,373 for Q3-01. The increase in revenue in Y3-01 is attributable to a growth in our EventSource division which launched on April 1, 2000 when we entered into a contract with AOL's Digital City to provide event listings for up to 200 markets nationwide. Revenue decreased in Q3-01 as compared to Q3-00 due to a temporary decrease in revenues in our Baseline operations due to the impact of the events of September 11, 2001. Baseline, which operates a pay-per use subscription Web site geared towards professionals in the entertainment industry,is located in lower Manhattan and lost internet connectivity for a period of time following the September 11th events. Internet connectivity has since been restored. The events of September 11 did not impact our CinemaSource or EventSource business as these business units are located in Connecticut. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to newspapers such as The New York Times, Internet companies including AOL's Digital City, Yahoo!, Excite and Lycos and wireless providers such as Sprint PCS, AT&T Wireless and Verizon. Baseline, which operates a pay-per use subscription Web site geared towards professionals in the entertainment industry,

Internet ad sales and other revenue for Y3-01 decreased to $4,638,165 from $7,548,400 for Y3-00, a decrease of $2,910,235 or 39%; and decreased $1,035,625 or 39% from $2,679,901 for Q3-00 to $1,644,276 for Q3-01. The decreases in
Internet ad sales and other revenue is primarily the result of a decrease in barter transactions due to a decision by Hollywood Media to accept less barter, and the softening of the online advertising market as a whole. Internet ad sales and other revenue is derived from the sale of banner advertisements and sponsorships on the Hollywood.com and Broadway.com web sites.

Barter transactions that generate non-cash advertising revenue, (included in Internet ad sales and other revenues), in which we received advertising or other services in exchange for content or advertising on its websites was $104,730 for Y3-01 and $1,464,229 for Y3-00, a decrease of $1,359,499, or 93%, and accounted for 0.3% and 8% of total net revenue for Y3-01 and Y3-00, respectively. Barter revenue for Q3-01 was $27,591 as compared to $655,453 for Q3-00, a decrease of $627,862, or 96%, and accounted for 0.3% and 8% of net revenues for Q3-01 and Q3-00, respectively. In future periods, management intends to maximize cash advertising revenue, although we will continue to enter into barter relationships when deemed appropriate as a cashless method for us to market our business.

Hollywood Media also records barter revenue earned under a contract with NATO. This revenue is included in Internet ad sales and other revenue. An equal amount of expense is recorded each period in selling and marketing expenses. Through the NATO contract, Hollywood Media promotes its web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before the feature films that play in most NATO-member theaters. In exchange, we provide them with movie showtime information and content, host and maintain the web sites for the exhibiting NATO members, and provide promotional materials, movie information and editorial content. Barter revenue of $2,236,313 was recorded under the NATO contract for Y3-01 and Y3-00, and accounted for 6% and 12% of total net revenue for Y3-01 and Y3-00, respectively. In Q3-01 and Q3-00 we recorded $745,438 in revenue under the NATO contract or 7% and 9% of total net revenue, respectively.

Total barter transactions accounted for approximately 50% and 49% of net Internet ad sales and other revenue for Y3-01 and Y3-00, respectively, and 47% and 52% of net Internet ad sales and other revenue for Q3-01 and Q3-00, respectively.

Revenues from our intellectual properties segment increased $40,033 or 3% to $1,429,628 for Y3-01 from $1,389,595 for Y3-00 and increased $12,783 or 3% from
$461,461 for Q3-00 to $474,244 for Q3-01. The increase in revenues is attributable to a greater number of manuscripts being delivered for Y3-01 and Q3-01 as compared to Y3-00 and Q3-00. The intellectual properties division generates revenues from several different activities including book development and licensing, intellectual property licensing, and publishing Mystery Scene Magazine. Revenues vary quarter to quarter dependent on the various stages of the book projects. Revenues are recognized when the earnings process has been completed based on the terms of the various agreements and when ultimate collection of such revenues is no longer subject to contingencies.

E-commerce revenue decreased $781,011 or 98% from $796,510 for Y3-00 to $15,499 for Y3-01 as a result of the closure of our e-commerce business in January 2001.

Retail revenues were $23,370 for Y3-00 and Q3-00. The revenue recognized in Y3-00 and Q3-00 represents proceeds received for the liquidation of inventory remaining after the closure of all the retail locations in December 1999.

COST OF REVENUE

Cost of revenue increased to $23,461,824 for Y3-01 from $6,374,119 for Y3-00 and increased to $6,402,640 for Q3-01 from $3,494,409 for Q3-00. As a percentage of net revenues, cost of revenues was 63% for Y3-01 as compared to 35% for Y3-00 and 58% for Q3-01 as compared to 44% for Q3-00. The increase in the cost of revenues is primarily the result of the addition of ticketing cost to our cost of revenues following the acquisitions of TDI on September 15, 2000 and BroadwayTheater.com on May 1, 2000; therefore ticket cost is included in reported numbers from the dates of acquisition. The ticketing segment accounts for 95% and 96% of the cost of revenues for Y3-01 and Q3-01, respectively. Cost of revenues consists primarily of the cost of tickets for the ticketing segment; commissions due to advertising agencies, ad rep firms and other third parties for revenue generated from the business to business and Internet ad sales segments and fees and royalties paid to authors and co-editors for the intellectual properties segment.

GROSS MARGIN

Gross margin for Y3-01 was $13,911,534 as compared to $11,638,146 for Y3-00 an increase of $2,273,388 or 20%. Gross margin for Q3-01 was $4,613,252 as compared to $4,534,611 for Q3-00, an increase of $78,641 or 2%. Gross margins primarily increased because of the increase in revenue from our ticketing segment which was partially offset by decreased margins in our internet ad sales segment. As a percentage of net revenues, the gross margin percentage in Y3-01 was 37% as compared to 65% in Y3-00, and 42% for Q3-01 as compared to 56% for Q3-00. The decrease in gross margin percentage is attributable to our ticketing segment which was added as a new business segment through the acquisitions of TDI on September 15, 2000 and BroadwayTheater.com, Inc on May 1, 2000. The ticketing segment generates gross margin percentages of approximately 17% while our business to business and Internet ad sales segments generate gross margin percentages of greater than 90%. The addition of ticketing revenue into our mix of revenue streams has therefore reduced the overall gross margin percentage.

EQUITY IN NET EARNINGS - INVESTMENTS

Equity in net earnings of investments consists of the Company's 50% interest in NetCo Partners, 31.67% interest in MovieTickets.com and 33.33% interest in Beach Wrestling LLC.

                                 Nine Months Ended         Three Months Ended
                                   September 30,              September 30,
                           -------------------------     ----------------------
                              2001           2000           2001        2000
                           ----------     ----------     ---------    ---------

NetCo Partners (a)         $1,422,997     $2,273,030     $ 640,196    $ 976,292
MovieTickets.com (b)         (376,684)      (173,165)     (197,770)    (130,386)
Beach Wrestling LLC (c)      (147,253)            --       (20,000)          --
                           ----------     ----------     ---------    ---------
                           $  899,060     $2,099,865     $ 422,426    $ 845,906
                           ===========    ==========     =========    =========

(a)      NetCo Partners:

Our 50% share in the earnings of NetCo Partners decreased $850,033 or 37% to $1,422,997 for Y3-01 from $2,273,030 for Y3-00. Equity in earnings for Q3-01 was $640,196 as compared to $976,292 for Q3-00 a decrease of $336,096 or 34%.
Revenue is recognized on book contracts when the earnings process is complete based on the terms of the contracts and at the point where ultimate collection is substantially assured.

         (b)  MovieTickets.com:

We own approximately 31.67% of the outstanding common stock of MovieTickets.com Inc. at September 30, 2001. The MovieTickets.com web site launched in May 2000. We recorded our 31.67% share of losses generated of $376,684 and $173,165 for Y3-01 and Y3-00, respectively, and $197,770 and $130,386 for Q3-01 and Q3-00, respectively. MovieTickets.com generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising on its web site and on print-at-home tickets. Service fees were introduced in November 2000.

         (c)  Beach Wrestling LLC:

We own 33.33% of Beach Wrestling LLC ("Beach Wrestling") and recorded our share of losses generated of $147,253 and $20,000 for the nine and three months ended September 30, 2001, respectively. Beach Wrestling was formed to develop, market and distribute wrestling events via television and the Internet. Beach Wrestling is currently in the developmental stage.

OPERATING EXPENSES

General and administrative expenses. General and administrative expenses decreased $2,607,241 or 33% to $5,372,297 for Y3-01 from $7,979,538 for Y3-00, and $1,110,738 or 40% to $1,657,287 for Q3-01 from $2,768,025 for Q3-00. These decreases are primarily attributable to cost savings and consolidation measures implemented company-wide, including closing our Santa Monica, California office in January 2001 as well as closing our e-commerce division in January 2001 and savings in the areas of recruitment, consulting and freelance fees of $3,393,113 and $1,058,892 for Y3-01 and Q3-01, respectively. The reductions in general and administrative expenses were offset by an increase in general and administrative expenses of $916,646 and $191,288 for Y3-01 and Q3-01, respectively, in our ticketing businesses as a result of the acquisitions of the ticketing businesses in May and September of 2000. As a percentage of revenue, general and administrative expenses decreased to 14% for Y3-01 from 44% for Y3-00 and decreased to 15% for Q3-01 from 34% for Q3-00.

Selling and marketing expenses. Selling and marketing expenses decreased $4,894,190 or 61% to $3,163,708 for Y3-01 from $8,057,898 for Y3-00 and decreased $1,629,001 or 59% to $1,131,213 for Q3-01 from $2,760,214 for Q3-00.
Included in selling and marketing are non-cash barter transactions of $2,341,043 and $3,700,542 for Y3-01 and Y3-00, respectively, and $773,029 and $1,400,891 for Q3-01 and Q3-00, respectively. Barter transactions accounted for approximately 74% and 46% of selling and marketing expense for Y3-01 and Y3-00, respectively, and 68% and 51% for Q3-01 and Q3-00, respectively. The decrease in selling and marketing was primarily due to the reductions of on-line advertising and media production. As a percentage of revenue, selling and marketing expenses decreased to 8% for Y3-01 from 45% for Y3-00 and decreased to 10% for Q3-01 from 34% for Q3-00.

Salaries and benefits. Salaries and benefits increased $970,836 or 12% to $9,335,295 for Y3-01 from $8,364,459 for Y3-00 and decreased $92,240 or 3% to
$3,111,715 for Q3-01 from $3,203,955 for Q3-00. The increase for the nine months ended is primarily attributable to payroll costs of $1,715,361 associated with TDI, which we acquired on September 15, 2000 and the launch of our EventSource business in April 2000, and an increase in personnel at the corporate offices to support the growth of Hollywood Media, offset by reductions in salaries from consolidation of technology and production from our Santa Monica, California location into our South Florida location and the closing of our e-commerce division. As a percentage of revenue, salaries and benefits decreased to 25% for Y3-01 from 46% for Y3-00 and decreased to 28% for Q3-01 from 40% to Q3-00.

Amortization. Amortization of goodwill and intangibles was $5,480,729 and $5,065,645 for Y3-01 and Y3-00, respectively, an increase of $415,084 or 8%, and $1,840,840 and $1,735,076 for Q3-01 and Q3-00, respectively, an increase of $105,764 or 6%. The increases in amortization are primarily attributable to goodwill amortization related to acquisitions made in 2000.

Amortization of CBS advertising relating to the agreement with Viacom was $14,571,835 for Y3-01 and $14,855,465 for Y3-00, respectively, and $4,761,771 and $5,479,561 for Q3-01 and Q3-00 respectively. Under the agreement with Viacom, we issued shares of Common Stock and warrants in consideration for CBS's advertising and promotional efforts over seven years across its full range of media properties. The value of the common stock and warrants issued to Viacom have been recorded in the balance sheet as deferred advertising and is being amortized over each related contract year.

Depreciation and amortization. Depreciation and amortization was $1,146,867 for Y3-01 and $1,050,316 for Y3-00, an increase of $96,551 or 9%, and $399,307 for
Q3-01 and $391,841 for Q3-00, an increase of $7,466 or 2%. The increases are attributable to an increased level of property and equipment from September 30, 2000 to September 30, 2001 of approximately $1.3 million.

Interest Expense. Interest expense for Y3-01 was $285,518 compared to $280,269 for Y3-00 and $50,443 for Q3-01 as compared to $91,851 for Q3-00.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, Hollywood Media had cash and cash equivalents of $1,950,621 and working capital of $18,724,599 compared to cash and cash equivalents of $1,911,224 and a working capital of $14,871,414 at December 31, 2000. Net cash used in operating activities during Y3-01 was $4,680,308 primarily representing cash used to fund Hollywood Media's net loss and additions to ticketing inventory, excluding non-cash expenses and amortization of CBS advertising. Net cash used in investing activities was $743,212, primarily capital expenditures, while $5,462,917 in cash was provided by financing activities, primarily proceeds from issuance of common stock. As a result of the above, cash and cash equivalents increased by $39,397 for the nine months ended September 30, 2001. During the nine months ended September 30, 2000, net cash used in operating activities was $8,747,237, net cash used in investing activities was $3,123,960, and $14,283,433 in cash was provided by financing activities.

Pursuant to Hollywood Media's stock repurchase plan 94,600 shares of its common stock were repurchased during the nine months ended September 30, 2001 for an aggregate consideration of $405,806 or an average purchase price of $4.29 per share.

In May 2001, we issued 1,252,787 shares of common stock valued at $4.51 per share in a private placement to three accredited investors (including Viacom) for gross proceeds of $5,650,000. We incurred $263,650 in transaction costs which were charged to additional paid-in-capital. The purchase price per share was 105% of the Market Price of the common stock, which was defined as the average volume weighted average price for 20 business days prior to the closing date. We issued Series A warrants to these investors to purchase an aggregate of 614,059 shares of common stock at a price of $6.44 per share. These warrants were valued at $1,902,280. If on each of January 30, 2002 and April 30, 2002, any investor holds at least seventy-five percent of any of the investor's shares of common stock issued to it in the transaction, then the exercise price of the Series A warrants as to such investor will be decreased to an exercise price of $5.37 per share and $4.51 per share, respectively, on such dates. The investors also received Series B adjustment warrants to acquire additional shares of common stock from time to time in amounts in proportion to each of their respective investments.

In September 2001, we issued 218,341 shares of common stock in a private placement to an accredited investor and received net proceeds of $1,000,000.

In the event that Hollywood Media requires additional funding, the Chairman of the Board and Chief Executive Officer and the Vice Chairman and President, have indicated their intention to provide, if required, an amount not to exceed $1.25 million in order to enable Hollywood Media to meet its working capital requirements during 2001; provided, however, that the commitment will terminate to the extent that Hollywood Media raises no less than $1.25 million from other sources and such additional funding is not expended on acquisitions. During 2001, we drew $1,120,000 of such funding which was repaid during 2001.

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

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2001, we issued 91,228 shares of common stock to investors from the August 2000 private placement pursuant to the exercise of certain adjustment warrants. The final adjustment period ended September 4, 2001. The precise number of shares of common stock which were issued were determined in accordance with a formula set forth in the adjustment warrants.

         We issued a total of 5,316 shares of common stock valued at $31,790 during the three months ended September 30, 2001 for the extension of the term of a promissory note that Hollywood Media guaranteed. The borrower on the note, an employee of a subsidiary of Hollywood Media, is obligated to pay to Hollywood Media an amount equal to 50% of the costs incurred for payment of the extension by Hollywood Media.

         In July 2001, we issued 35,000 shares of common stock as part of a settlement of outstanding litigation valued at $165,900.

         On July 27, 2001, we acquired the assets of AlwaysI by issuing 210,731 shares of common stock valued at $1,220,132.

         In September 2001, we issued 218,341 shares of common stock in a private placement to an accredited investor and received net proceeds of $1,000,000.

         During the quarter ended September 30, 2001, we issued stock options to purchase an aggregate of 62,000 shares of common stock, at exercise prices ranging from $4.71 per share to $6.18 per share. Options granted to employees are subject to vesting periods ranging from six months to four years and generally expire five years from the date of issuance.

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

   10.1     Investment and Subscription Agreement made and
            entered into as of September 17, 2001, between
            Hollywood Media Corp. and Zeke, L.P., a Delaware
            limited partnership.                                         *

   10.2     Purchase Agreement made as of October 12, 2001,
            between Broadway.com, Inc., Robert DeVivio and Peter
            Falconello.                                                  *

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

(6) Incorporated by reference from exhibit 1 to the Company's Current Report on Form 8-K filed on October 20, 1999.

(a)      Reports on Form 8-K

         Hollywood Media did not file any Current Report on Form 8-K during the quarter ended September 30, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HOLLYWOOD MEDIA CORP.

Date: November 13, 2001              By:    /s/ Mitchell Rubenstein
                                            ------------------------------------
                                            Mitchell Rubenstein, Chairman of the
                                            Board and Chief Executive Officer
                                            (Principal executive, financial and
                                            accounting officer)