Form 10-K
period 2001-12-31
HOLLYWOOD MEDIA CORP
filed 2002-04-01
CIK 912544

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    ------------------

                           Commission File No. 0-22908

                              HOLLYWOOD MEDIA CORP.
          (Exact name of registrant issuer as specified in its charter)

         FLORIDA                                              65-0385686
--------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

2255 GLADES ROAD, SUITE 237 WEST
     BOCA RATON, FLORIDA                                        33431
----------------------------------------                 ----------------------
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

YES   X     NO
    -----      ----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained therein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates on March 15, 2002, based on the last sale price of the common stock on that date as reported by Nasdaq, was $94,615,456.

As of March 15, 2002, there were 28,618,321 shares of the issuer's common stock, $.01 par value, outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE: None

                              HOLLYWOOD MEDIA CORP.
                                    FORM 10-K
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2001



                                Table of Contents
                                -----------------


FORWARD-LOOKING STATEMENTS........................................................................................1


                                                  PART I


Item 1. Business..................................................................................................2


Item 2. Properties...............................................................................................17


Item 3. Legal Proceedings........................................................................................17


Item 4. Submission of Matters to a Vote of Security Holders......................................................19


                                                 PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters....................................24


Item 6. Selected Financial Data .................................................................................25


Item 7. Management's Discussion and Analysis of Financial Condition and Results of

            Operations ..........................................................................................27


Item 7A.Quantitative and Qualitative Disclosure About Market Risk  ..............................................41


Item 8. Financial Statements and Supplementary Data .............................................................42


Item 9. Changes in and Disagreements with Accountants on

            Accounting and Financial Disclosure..................................................................90





                                    PART III


Item 10. Directors and Executive Officers of the Registrant......................................................91


Item 11. Executive Compensation..................................................................................95


Item 12. Security Ownership of Certain Beneficial Owners and Management..........................................101


Item 13. Certain Relationships and Related Transactions..........................................................103


Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K.......................................110


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute "forward-looking statements," within the meaning of federal securities laws. Hollywood Media Corp. ("Hollywood Media") cautions readers that certain important factors may affect Hollywood Media's actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-K or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, "forward-looking statements" are typically phrased using words such as "may," "will," "should," "expect," "believe," "anticipate," "intend," "could," "estimate," "pro forma" or "continue" or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media's results and the market price of our common stock include, but are not limited to, our continuing operating losses, negative cash flows from operations and accumulated deficit, our limited operating history, the need for additional capital to finance our operations, the need to manage our growth and integrate new businesses into Hollywood Media, our ability to develop strategic relationships, our ability to compete with other Internet companies, technology risks and the general risk of doing business over the Internet, future government regulation, dependence on our founders, the interests of our largest shareholder, Viacom Inc., accounting considerations related to our strategic alliance with Viacom Inc., the volatility of our stock price, and the effects of outstanding warrants that include market-based adjustment features. Hollywood Media is also subject to other risks detailed herein, including those risk factors discussed in the "Risks of Investing in Our Shares" section as well as those discussed elsewhere in this Form 10-K or detailed from time to time in Hollywood Media's filings with the Securities and Exchange Commission.

         Because these forward-looking statements are subject to risks and uncertainties, we caution you not to place undue reliance on these statements, which speak only as of the date of this Form 10-K. We do not undertake any responsibility to review or confirm analysts' expectations or estimates or to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Form 10-K. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity or achievements and neither us nor any other person assumes responsibility for the accuracy and completeness of such statements.

                                     PART I


ITEM 1. BUSINESS.
        --------

INTRODUCTION

         Media Company Focused on Movie and Broadway Verticals. Hollywood Media is a provider of entertainment-related information, content and ticketing services to consumers and businesses. We manage a number of integrated business units focused on Hollywood, Broadway, and the entertainment industry. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway ticket sales, business to business content syndication, subscription fees, content licensing fees, advertising and book development. Due to a common focus on the entertainment vertical, each of these business units supports the others, with content shared between multiple business units and customers cross-generated for one unit by another. For instance, our Hollywood.com consumer content site funnels customers into our MovieTickets.com affiliate (26.4% equity interest) while making use of movie listings supplied by CinemaSource, a wholly owned subsidiary of Hollywood Media, which is the largest business to business supplier of movie showtimes, and movie data from our Baseline/FilmTracker business to business unit.

         Poised to Capitalize on the Exploding Demand for Entertainment Data. Hollywood Media is a market leader in supplying entertainment listing information and ticketing services for data applications, both non-wireless and wireless. Entertainment content (particularly movie showtimes listings) has been "must carry" content for newspapers and other traditional media, has quickly become "must carry" content for Internet portals and wireless companies, and soon we expect will be "must carry" content for interactive television providers and others who seek to provide localized content to end users. The growing need for information providers to supply local content and services directly to end users has created demand for our top ranked database of movie listings and for access to Hollywood Media's online ticketing services. Many of the leading newspapers including The New York Times, wireless service providers including AT&T Wireless, Sprint PCS and Verizon Wireless, and Internet portals including America Online, Inc ("AOL"), Yahoo!, Lycos, and TicketMaster/CitySearch, license our content.

         Strong Strategic Partnerships. Hollywood Media has strong financial and business relationships with leading companies in the entertainment industry. Effective in 2000, we entered a strategic, seven-year agreement with CBS(as predecessor to Viacom Inc.), which calls for Viacom to provide Hollywood Media with $105.5 million of advertising, promotion and content across a full range of CBS media properties. This resource currently accounts for a substantial portion of our total marketing expenditure and does not impact our cash flow. Also effective in 2000, our MovieTickets.com affiliate is party to a separate transaction with Viacom in which Viacom is providing MovieTickets.com with $25 million of marketing over five years. In addition, in March 2001 our MovieTickets.com affiliate reached an agreement with AOL under which MovieTickets.com's ticketing services were integrated and promoted throughout AOL's online properties. MovieTickets.com also integrated the ticketing inventory of AOL's Moviefone into MovieTickets.com's existing ticketing operations. As part of the agreement, AOL acquired a three percent convertible equity interest in MovieTickets.com for $8.5 million in cash.

         Cable Network Initiatives. To further leverage our extensive base of proprietary content, Hollywood Media expects to launch during 2002 two interactive cable television networks. The cable TV networks will complement Hollywood Media's existing movie vertical and Broadway vertical and are expected to be structured as follows:

         o Movies. This cable TV network will provide information on movies with a focus on displaying movie showtimes searchable by zip code and the surrounding area where the subscriber is located and will also include coverage of movie premieres, ratings, cast and crew information, interviews with cast, additional video coverage and more.

         o Broadway. This cable TV network will cover Broadway and will include cast interviews, showtimes, behind the scenes coverage and more.

         Both cable networks are for distribution on digital tiers of cable TV systems. Hollywood Media expects to announce agreements with one or more multiple system cable operators at the same time as, or before, launch of the cable TV networks.

         Dynamic, Entrepreneurial and Experienced Management Team. Hollywood Media is led by a dynamic and entrepreneurial management team that has a record of past successes. CEO Mitchell Rubenstein and President Laurie Silvers have a combined 40 years experience in the media industry and have founded a number of successful media businesses including the SciFi Channel, which the two founded in 1985 and sold to USA Networks in 1992. Mr. Rubenstein and Ms. Silvers have assembled Hollywood Media's integrated mix of businesses and oversee Hollywood Media's direction. Each of Hollywood Media's business units is run by an experienced management teams with significant expertise in their respective businesses. The team includes Eric Illowsky, former head of cable TV affiliate sales for SciFi Channel and Larry Ross, the former head of programming of SciFi Channel.

BUSINESSES TO BUSINESS SYNDICATION DIVISIONS

         CinemaSource. CinemaSource is the largest supplier of movie showtimes as measured by market share and compiles movie showtimes for every movie theater in the United States and Canada, representing approximately 34,000 movie screens. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 200 newspapers, such as The New York Times and The Washington Post, wireless companies such as Sprint PCS, AT&T Wireless, Verizon and Vindigo, Internet companies including AOL's Digital City, Yahoo!, Lycos, and Ticketmaster/CitySearch, and other media outlets.

         CinemaSource also syndicates entertainment news, movie reviews, and celebrity biographies. In addition to charging fixed amounts for the data that it provides to its customers, CinemaSource often shares in the advertising revenue generated by its customers in connection with the data.

         EventSource. We launched the EventSource business in mid-1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and shows on Broadway, off-Broadway, touring companies, community playhouses and dinner theaters throughout North America and in London's West End. EventSource entered into an agreement with AOL's Digital City in April 2000 to provide event listings for up to 200 cities nationwide. In addition to AOL's Digital City, other EventSource customers include the web sites of The New York Times and Knight Ridder.

         AdSource. We launched AdSource in January 2002, as yet another expansion of the CinemaSource operations, requiring very little overhead. AdSource leverages the movie theater showtimes from the CinemaSource data collection systems and our relationship with various movie exhibitors creating exhibitor paid directory ads for insertion in newspapers around the country. Our first customer, a major theater chain, has been using AdSource for three months on a test basis in certain markets including New York City. We are now expanding to provide this service nationally for this customer.

         Baseline/FilmTracker. During January 2002 we merged Baseline, our pay-per-use subscription service, with FilmTracker, a leading provider of information services to professionals in the feature film and television industries. The new combined service, which is targeted at studios, production companies, distributors, agents, managers, producers, news organizations, and financial analysts, incorporates all of Baseline's data into FilmTracker's user-friendly interface. The result is a film and television database that contains over 1.5 million records, including over a million listings of people in the media industry, 7,000 entertainment personality biographies, credits for over 45,000 released feature films dating back 50 years, nearly 35,000 television series, miniseries, movies of the week and specials, over 11,000 film and television projects in every stage of development and production, 1,800 movie reviews, box office grosses going back nearly 20 years including over 5,800 feature films, 16,000 company rosters and representation for about 19,000 entertainment professionals. In connection with the launch of the combined service, we signed multi-year licensing agreements with two major film studios. Baseline customers also include Bloomberg, Daily Variety, People Magazine, Lexis-Nexis, NBC, HBO, ABC, Paramount Pictures, Sony Pictures, MGM, E! Entertainment Television, and the Directors Guild of America.

         In connection with the merger that occurred on January 14, 2002, FilmTracker's parent company, Fountainhead Media Services, acquired a 20% equity interest in Baseline, Inc. for $4 million, with consideration consisting of a $2 million promissory note payable to Hollywood Media in installments over a five-year period, and the contribution of the FilmTracker database and all existing FilmTracker contracts valued at $2 million. Fountainhead Media Services will have the right to convert its 20% equity interest in Baseline into common stock of Hollywood Media at any time during the two-year period following the payment in full of the promissory note based upon a multiple of Baseline's EBITDA (earnings before interest, taxes, depreciation and amortization) for the year preceding the conversion. For purposes of any such conversion, Hollywood Media's stock will be valued at the greater of (i) $7.50 per share, and (ii) the average closing price of the stock on the Nasdaq Stock Market for the 15 trading days preceding the notice of conversion. Hollywood Media will also have the right to cause the conversion of the equity interest in Baseline to Hollywood Media common stock at any time after the earlier of the payment in full of the promissory note and January 14, 2006.

TICKETING DIVISIONS

         Theatre Direct International, Broadway.com and 1-800-BROADWAY. We acquired Theatre Direct International (TDI) as of September 15, 2000. Founded in 1990, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, long running shows off-Broadway, shows in London's West End theatre district and shows in Toronto. TDI sells tickets directly to travel agents and tour groups. As a marketing agency, TDI represents numerous producers and Broadway shows to the travel industry around the world. The Broadway shows are Aida, Beauty and the Beast, Cabaret, Chicago, Contact, 42nd Street, Les Miserables, Mamma Mia!, Rent, The Full Monty, The Lion King, and The Phantom of the Opera. In addition, TDI's education division, Broadway Classroom, markets group tickets to schools across the country. We launched Broadway.com on May 1, 2000. Broadway.com features the ability to purchase Broadway, off-Broadway and London's West End theater tickets online. Our 1-800-BROADWAY number, which we purchased in October 2001, is marketed in tandem by us with Broadway.com. TDI's offline ticketing service complements the online ticketing services available on our Broadway.com unit and our ticket sales through our 1-800-BROADWAY number. The combined businesses provide live theater ticketing and related content for over 200 venues in multiple markets to a customer base consisting of over 40,000 travel agencies, tour operators, corporations and educational institutions, in addition to numerous newspapers and web sites.

         MovieTickets.com, Inc. MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theatre exhibitors. Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc. Excluding AOL's 3% convertible preferred equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture at December 31, 2001. MovieTickets.com, Inc. entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom acquired a five percent interest in MovieTickets.com, Inc. for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in each participating exhibitor's movie screens. In March 2001, AOL purchased a 3% convertible preferred equity interest in MovieTickets.com for $8.5 million in cash. In connection with that transaction, MovieTickets.com's ticket inventory is promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone is featured on MovieTickets.com.

         MovieTickets.com's current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., Hoyts Cinemas, Marcus Theaters and other regional exhibitors. These exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 100 grossing theaters in North America. AMC Entertainment Inc. is the largest movie theater operator in the United States based on box office sales and Famous Players generates approximately half of all box office sales in Canada. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at participating theaters. The web site contains movie content from Hollywood Media's various divisions for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket.

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

         We sell banner advertising and sponsorships on Hollywood.com through relationships with advertising representative firms and through an internal sales staff. Some of our recent advertisers include Sony, General Motors, Universal Studios, Proctor & Gamble, Visa, HBO, Diet Coke, New Line Cinema, MGM, US Army, American Movie Classics, AT&T, The Food Network, Purina, Microsoft, Lion's Gate Films, Verizon, Fox and Warner Bros.

         Effective January 2000, we entered into a strategic, seven-year relationship with CBS that provides for extensive promotion of the Hollywood.com and Broadway.com web sites. Viacom has agreed to provide Hollywood.com and Broadway.com with $105.5 million of promotion across certain of its media properties, including the CBS television network, CBS owned and operated television stations, the TNN and CMT cable networks, Infinity Broadcasting Corporation's radio stations and Viacom Outdoor billboards and CBS syndicated television and radio programs. The advertising provided by Viacom is valued based upon the average price charged by Viacom for similar advertisements. To supplement our internal sales efforts, we also have the right to reallocate a portion of each year's advertising and promotion budget provided by Viacom and require Viacom to sell up to $1.5 million of advertising on the Hollywood.com and Broadway.com web sites. We have already exercised this right through 2003. We will pay an 8% commission on any additional advertising revenues generated by Viacom for us in excess of the $1.5 million guaranteed amount selected by us each year.

         Broadway.com. We launched Broadway.com on May 1, 2000. Broadway.com features the ability to purchase Broadway, off-Broadway and London's West End theater tickets online; theater showtimes for professional live theater venues throughout the U.S. as well as London's West End and hundreds of college and local live theater venues; the latest theater news; interviews with stage actors and playwrights; opening-night coverage; original theater reviews; and video excerpts from selected shows. Broadway.com also offers current box office results, show synopses, cast and crew credits and biographies, digitized show previews, digitized showtunes, and an in-depth Tony Awards(R) area. Broadway.com generates revenue from the sale of tickets and advertising.

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

         NetCo Partners. In June 1995, Hollywood Media and C.P. Group Inc. ("C.P. Group"), entered into an agreement to form NetCo Partners. NetCo Partners owns Tom Clancy's NetForce. Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy is a shareholder of C.P. Group. At the inception of the partnership, C.P. Group contributed to NetCo Partners all rights to Tom Clancy's NetForce, and Hollywood Media contributed to NetCo Partners all rights to Tad Williams' MirrorWorld, Arthur C. Clarke's Worlds of Alexander, Neil Gaiman's Lifers, and Anne McCaffrey's Saraband. NetCo Partners licensed Tom Clancy's NetForce to Putnam Berkley for a series of mass market paperbacks and to ABC Television for a television mini-series and video distribution in accordance with the terms of the partnership agreement and the other properties have reverted back to Hollywood Media.

         Book Development and Book Licensing. Our intellectual properties division also includes a book development and book licensing business through our 51% owned subsidiary, Tekno Books, that develops and executes book projects, typically with best-selling authors. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. Our intellectual properties division has licensed books for publication with more than 60 book publishers, including HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Penguin Putnum and Warner Books. The book development and book licensing division has a library of more than 1,300 books. Another 2,620 foreign editions and other editions (audio, paperback, etc.) of these books have been sold to 330 publishers around the world, and published in 33 languages. Tekno Books has approximately 300 forth-coming books under contract. We believe the library of books is valuable as many of the books can be resold and reissued in future years, and also moved into various electronic formats. We are expanding into one of the largest areas of publishing, which is romance fiction, and the fastest growing area of publishing, which is the Christian book market. The Chief Executive Officer of Tekno Books, Dr. Martin H. Greenberg, is also a director of Hollywood Media and owner of the remaining 49% interest in Tekno Books. Tekno Books also owns a 50% interest in Mystery Scene Magazine, a trade journal of the mystery genre of which Dr. Greenberg is co-publisher. Hollywood Media also owns a direct 25% interest in the magazine.

RISKS OF INVESTING IN OUR SHARES

         WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE FURTHER LOSSES IN THE FUTURE AND OUR OPERATING RESULTS COULD FLUCTUATE SIGNIFICANTLY ON A QUARTERLY AND ANNUAL BASIS.

         We have incurred significant losses since we began doing business. In the years ended December 31, 2001, 2000 and 1999 we had net losses of approximately $41.8 million, $51.8 million and $24.7 million, respectively. As of December 31, 2001, we had an accumulated deficit of approximately $154.6 million. We expect to incur additional losses during the next several years while we continue to grow our businesses. Our future success will depend on the continued growth in the use of the Internet in general, our ticketing services and web sites in particular and our ability to generate ticketing, syndication and advertising revenues.

         In addition, our Internet and ticketing operating results may fluctuate significantly in the future as a result of a variety of factors, including:

         o Our ability to maintain and increase levels of traffic on our web sites;
         o seasonal variations in the demand for Broadway tickets and resulting variations in our revenue from Broadway ticket sales;
         o the possibility of decreased demand for our syndicated content as a result of decreases in the number of content-oriented web sites and general downturns in the Internet industry;
         o our ability to sell advertisements to be displayed on our web sites; o seasonal trends in Internet usage and Internet sales and advertising placements;
         o our ability to enter into or renew strategic relationships and agreements with popular media and entertainment organizations, web sites and media celebrities;
         o the amount and timing or our marketing expenditures and other costs relating to the expansion of our operations
         o new products, web sites or Internet services introduced by us or our competitors; and
         o technical difficulties, security concerns or system downtime affecting the Internet generally or the operation of our web sites in particular.

         As a result, our operating results for any particular period may not accurately predict our future operating results.

         WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

         TICKETING BUSINESSES. The market for Internet, telephone and wireless ticketing services and products is intensely competitive and rapidly changing. The number of telephone services, online services, wireless services and web sites competing for consumers' attention and spending has proliferated and we expect that competition will continue to intensify. We compete, directly and indirectly, for customers, advertisers, members and content providers with the following categories of companies:

         o telephone services, wireless services and web sites targeted to entertainment enthusiasts, moviegoers, theatergoers and other eventgoers, which feature directories of movies, shows, events, showtimes, theater and event locations and related content, and also allow users to purchase tickets;

         o travel agents and other traditional ticketing organizations, companies, agents and brokers; and
         o the box office at each of the venues that hold events for which we sell tickets.

         INTERNET BUSINESSES. The market for Internet services and products is intensely competitive and rapidly changing. The number of web sites on the Internet competing for consumers' attention and spending has proliferated and we expect that competition will continue to intensify. Competition could result in reduced traffic to our web sites, price reductions for content that we syndicate and advertising that we offer, a decline in product sales, reduced margins or loss of market share, any of which could cause a material decrease in our revenues. We compete, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:

         o online services or web sites targeted to entertainment enthusiasts, particularly moviegoers and theatergoers, such as Film.com, IMDb.com and Playbill.com;
         o publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to movie enthusiasts, many of which have established or may establish web sites, such as Eonline.com;
         o traditional movie and entertainment organizations and vendors or entertainment merchandise and products, including conventional retail stores and catalog retailers, many of which have established web sites, including Disney and Warner Bros.;
         o general purpose consumer online services such as AOL, Yahoo!, and MSN, each of which provides access to movie-related information and services; and
         o web search and retrieval and other online services, such as Yahoo!, and Lycos and other high-traffic web sites.

         We believe that the principal competitive factors in attracting and retaining users are the depth, breadth and timeliness of content, the ability to offer compelling and entertaining content and brand recognition. Other important factors in attracting and retaining users include ease of use, service quality and cost. We believe that the principal competitive factors in attracting and retaining advertisers include the number of users of our web site, the demographics of our users, price and the creative implementation of advertisement placements and sponsorship promotions. There can be no assurance that we will be able to compete favorably with respect to these factors.

         Based on our review of publicly available documents, we believe some of our existing competitors in both our ticketing and Internet businesses, as well as potential new competitors, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger user bases than we do and, therefore, have significantly greater ability to attract advertisers and users. In addition, many of these competitors may be able to respond more quickly than us to new or emerging technologies and changes in Internet user requirements and to devote greater resources than us to the development, promotion and sale of their services. There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those developed by us or adapt more quickly than us to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would result in a decrease in our revenues. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive pressures faced by us would not impair our ability to expand our operations or grow our revenues.

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

         WE WILL REQUIRE ADDITIONAL CAPITAL TO FINANCE OUR OPERATIONS AND THERE CAN BE NO ASSURANCE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

         We have required substantial financing to fund our acquisitions and growth since our inception. We may continue to require additional financing for marketing and promotional activities, to fund our growth plan and for working capital. Our current operating plans and assumptions indicate that anticipated cash flows when combined with cash on hand and other potential sources of capital will be enough to meet our working capital requirements for the next twelve months. If plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our operations. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, decreases in revenue from advertising sales compared to our projections, the possibility that we acquire new businesses that generate cash losses, and unanticipated capital expenditures to maintain and improve our web sites and other operations. Our long-term financial success depends on our ability to generate enough revenue and cash flow to offset operating expenses. To the extent we do not generate sufficient revenues and cash flow to offset expenses we will require further financing to fund our ongoing operations. We cannot assure you that any additional financing will be available or if available, that it will be on favorable terms. The terms of any financing that we enter into will vary depending on, among other things, our then current financial condition, the market price of our common stock and the number of outstanding options and warrants to purchase our common stock and the exercise price of those options and warrants.

         WE MAY NOT BE ABLE TO SUCCESSFULLY PROTECT OUR TRADEMARKS AND PROPRIETARY RIGHTS.

         INTERNET BUSINESSES. We own trademark registrations in the United States for ALL ABOUT MOVIES, HOLLYWOOD ONLINE, MOVIETUNES.COM, THE GOLDEN HITCH, GIVING TRAILERS THE RESPECT THEY DESERVE and ISN'T IT TIME YOU WENT HOLLYWOOD! and in a number of foreign countries for HOLLYWOOD ONLINE. We have filed trademark applications in the United States and in foreign countries for the marks HOLLYWOOD MEDIA CORP., HOLLYWOOD.COM, BROADWAY.COM and the slogans ON STAGE! ONLINE, and WHERE MOVIEGOERS GO.

         Our performance and ability to compete are dependent to a significant degree on our internally developed and licensed content and technology. We rely on a combination of copyright, trademark and trade secret laws, confidentiality and nondisclosure agreements with our employees and with third parties and contractual provisions to establish and maintain our proprietary rights. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate, or that third parties will not infringe upon or misappropriate our copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain foreign countries. In the future, litigation may be necessary to enforce and protect our trademarks, service marks, trade secrets, copyrights and other intellectual property rights. Any such litigation would be costly and could divert management's attention from other more productive activities. Adverse determinations in such litigation could result in the loss of certain of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from selling our services.

         There can be no assurance that third parties will not bring copyright or trademark infringement claims against us, or claim that our use of certain technology violates a patent. Even if these claims are not meritorious, they could be costly and could divert management's attention from other more productive activities. If it is determined that we have infringed upon or misappropriated a third party's proprietary rights, there can be no assurance that any necessary licenses or rights could be obtained on terms satisfactory to us, if at all. The inability to obtain any required license on satisfactory terms could force us to incur expenses to change the way we operate our businesses. If our competitors prepare and file applications that claim trademarks owned or registered by us, we may oppose these applications and have to participate in administrative proceedings to determine priority of right in the trademark, which could result in substantial costs to us, even if the eventual outcome is favorable to us. An adverse outcome could require us to license disputed rights from third parties or to cease using such trademarks. In addition, inasmuch as we license a portion of our content from third parties, our exposure to copyright infringement or right of privacy or publicity actions may increase; because we must rely upon such third parties for information as to the origin and ownership of such licensed content. We generally obtain representations as to the origins, ownership and right to use such licensed content and generally obtain indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representation. There can be no assurance that the outcome of any litigation between such licensors and a third party or between us and a third party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient, or that we will be able to obtain any additional license on commercially reasonable terms if at all.

         In 1999 we obtained a federal trademark registration for the name HOLLYWOOD ONLINE. In December 2000 we changed our corporate name and primary branding to HOLLYWOOD MEDIA CORP. We have filed a number of United States trademark applications for HOLLYWOOD MEDIA CORP., HOLLYWOOD.COM, BROADWAY.COM and variants thereof, and foreign trademark applications for HOLLYWOOD.COM. There can be no assurance that we will be able to secure adequate protection for these names or other trademarks in the United States or in foreign countries. If we obtain registration of those trademarks, we may not be able to prevent our competitors from using different trademarks that contain the words "Hollywood" or "Broadway." Many countries have a "first-to-file" trademark registration system; and thus we may be prevented from registering our marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that our competitors or others will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possible leading to customer confusion.

         Our inability to protect our HOLLYWOOD.COM and BROADWAY.COM marks and other marks adequately could impair our ability to maintain and expand our core brands and thus impair our ability to generate revenue from these brands.

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

         WE MUST MANAGE OUR GROWTH IN ORDER TO ACHIEVE THE DESIRED RESULTS.

         We have significantly expanded our syndication, Internet and ticketing operations over the past two years through our acquisitions of the businesses of hollywood.com, Inc., CinemaSource, Inc., Baseline II, Inc., BroadwayTheater.com, Inc., Theatre Direct NY, Inc. and FilmTracker and through the launch of Broadway.com, 1-800-BROADWAY and MovieTickets.com. We plan to continue to expand our operations and market presence by entering into joint ventures, acquisitions, business combinations, investments, or other strategic alliances. These transactions create risks such as:

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

         We may not succeed in addressing these risks if we do not adequately increase our management, operational and financial resources and systems. To the extent that we are unable to identify and successfully integrate future ventures into our operations, our growth strategy may not be successful and our stock price could decrease.

         WE ARE DEPENDENT ON OUR ABILITY TO DEVELOP STRATEGIC RELATIONSHIPS WITH MEDIA AND ENTERTAINMENT ORGANIZATIONS AND BEST-SELLING AUTHORS.

         The success of our Internet operations is dependent in part on our ability to enter into and renew strategic relationships and agreements with media and entertainment organizations. Our intellectual property division is dependent on our ability to identify, attract and retain best-selling authors and media celebrities who create our intellectual properties. Our business could be harmed by the loss of the services of Dr. Martin H. Greenberg, who has been primarily responsible for developing relationships with the best-selling authors who create our intellectual properties. Dr. Greenberg owns the remaining 49% interest in Tekno Books through which we operate our intellectual properties division. Although many of the authors with whom we have relationships are bound to multiple book contracts, our ability to renew these contracts or enter into contracts with new authors would be impaired without the services of Dr. Greenberg.

         OUR OPERATIONS COULD BE NEGATIVELY IMPACTED BY SYSTEMS INTERRUPTIONS.

         The hardware and software used in our Internet and ticketing operations, or that of our affiliates, could be damaged by fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. Our web sites could also be affected by computer viruses, electronic break-ins or other similar disruptive problems. These system problems could affect our business. Insurance may not adequately compensate us for any losses that may occur due to any failures or interruptions in systems. We do not currently have a formal system disaster recovery plan. General Internet traffic interruptions or delays could also harm our business. As with Internet web sites in general, our web sites may experience slower response times or decreased traffic for a variety of reasons. Additionally, online service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. To the extent our services are disrupted, we could lose users of our web sites and our ticketing and advertising revenues could decline.

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

         Several federal laws could have an impact on our business. The Digital Millennium Copyright Act establishes binding rules that clarify and strengthen protection for copyrighted works in digital form, including works used via the Internet and other computer networks. The Child Online Protection Act is intended to restrict the distribution of certain materials deemed harmful to children. The Children's Online Privacy Protection Act of 1998 protects the privacy of children using the Internet, by requiring, among other things, (1) that in certain specific instances the operator of a web site must obtain parental consent before collecting, using or disclosing personal information from children under the age of 13, (2) the operator of a web site to make certain disclosures and notices on the web site or online service regarding the collection, use or disclosure of such personal information, and (3) the operator of a web site or online service to establish and maintain reasonable procedures to protect the confidentiality, security and integrity of personal information collected from children under the age of 13. Compliance with these laws will subject our business to additional costs and failure to comply could expose our business to liability.

         WE MAY NOT BE ABLE TO ACQUIRE OR MAINTAIN EFFECTIVE WEB ADDRESSES.

         We hold rights to more than 150 web domain names, including hollywood.com, hollywood.net, broadway.com, broadway.net, musicsite.com, showtimes.com, theater.com, allaboutmovies.com, cableguide.com, cablesite.com, cdguide.com, cdsite.com, cinemasite.com, eguide.com, esites.com, filmpick.com, moviecritics.com, movieguide.com, moviepeople.com and moviesite.com. Governmental agencies typically regulate domain names. These regulations are subject to change. We may not be able to acquire or maintain appropriate domain names in all countries in which we plan to do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights. In addition, we may not be able to secure the rights to appropriate domains using new top level domains that are developed and marketed from time to time, such as ".biz," ".info" and ".cc."

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

         Our future success will be dependent upon our ability to attract and retain qualified and creative key management personnel. The competition for qualified personnel in our industry and the limited availability of qualified individuals could make it difficult for us to attract and retain qualified personnel. If we do not succeed in attracting new qualified personnel, or retaining and motivating existing qualified personnel, we may not be able to grow our revenues or expand our operations.

         VIACOM INC. BENEFICIALLY OWNS 30% OF OUR COMMON STOCK AND ITS INTERESTS MAY DIFFER FROM YOURS.

         Viacom Inc.'s significant equity interest in us and other rights we have granted to Viacom could delay or prevent a merger or other transaction involving a change of control of us that could be beneficial to you. Viacom beneficially owns 30% of our outstanding common stock. Viacom also currently has the right to nominate two individuals for election to our board of directors. If we issue common stock or securities convertible into common stock in the future, Viacom will, with some exceptions, have the right to purchase for cash securities from us so it can maintain its percentage ownership. As a result of its equity interest in us and its right to nominate individuals for election to our board, Viacom may be able to influence our management and affairs.

         THE ACCOUNTING TREATMENT OF VIACOM INC.'S INVESTMENT IN US WILL RESULT IN FUTURE NON-CASH EXPENSES ON OUR INCOME STATEMENT.

         Viacom Inc.'s commitment to provide $105.5 million of advertising, promotion and content for our Hollywood.com and Broadway.com web sites is recorded as an asset on our balance sheet. The asset was recorded on our books at approximately $137 million, the fair market value of the common stock and warrants issued to Viacom in exchange we received $105.5 million of advertising and $10.8 million in cash. As we receive the advertising, promotion and content from Viacom over the seven-year term of the agreements, we will record a non-cash expense on our income statement in an amount equal to the value paid for the advertising, promotion and content received. We currently expect to record an expense of approximately $17.5 million per year to reflect the value of the advertising, promotion and content expected to be received each year during the remaining five-year term. This expense will result in a net loss to us to the extent our revenues do not increase by an amount at least equal to the amount of the expense.

         OUR STOCK PRICE IS VOLATILE.

         The trading price of our common stock has and may continue to fluctuate significantly. During the 12 months ended December 31, 2001, the trading price for our common stock on the Nasdaq Stock Market has ranged from $2.79 to $7.00 per share. Our stock price may fluctuate in response to a number of events and factors, such as our quarterly operating results, announcements of new products or services, announcements of mergers, acquisitions, strategic alliances, or divestitures and other factors, including similar announcements by other companies that investors may consider to be comparable to us. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the companies. These broad market and industry fluctuations may cause the market price of our stock to decrease, regardless of our operating performance.

         OUR STOCK PRICE MAY BE HURT IF THE NUMBER OF INVESTORS SEEKING TO SELL SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET INCREASES.

         As of December 31, 2001, approximately 12 million shares of our common stock, representing approximately 40% of our outstanding shares of common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act. Most of these shares are subject to agreements with Hollywood Media permitting the holders thereof to demand that Hollywood Media register the shares for resale under the Securities Act. This will permit the sale of registered shares of common stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. In addition, as of December 31, 2001, we had options and warrants outstanding for the purchase of an aggregate of approximately 4.6 million shares of our common stock, and we plan to issue additional options from time to time to our employees and directors. Approximately 3.9 million of the shares issuable upon exercise of the options were registered under the Securities Act and will be freely tradable upon issuance. To the extent the exercise price of the options and warrants is less than the market price of the common stock, the holders of the options and warrants are likely to exercise them and sell the underlying shares of common stock. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. In addition, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

         OUR STOCK PRICE MAY BE HURT BY THE EFFECTS OF OUTSTANDING WARRANTS THAT INCLUDE MARKET-BASED ADJUSTMENT FEATURES.

         In connection with our financing in May 2001, we issued warrants to Viacom Inc., Societe Generale and Velocity Investment Partners Ltd. The warrants provide that if at the conclusion of any of five adjustment periods specified in the warrants, the average of the ten lowest closing sale prices of the common stock during twenty consecutive days of the adjustment period is below $5.19, Hollywood Media will be obligated to issue additional shares to the investors for no consideration. During the first adjustment period, which ended November 27, 2001, the average price was $3.03 and we issued a total of 771,407 additional shares of common stock to the investors under the warrants. We will not issue any additional shares under the warrants unless the average price during any remaining adjustment period is less than $3.03. The maximum number of additional shares issuable in the future under the warrants is 765,973, which number of shares would only be issuable if the average price of the common stock was $2.15 or less during any adjustment period. The lower the market price of the common stock during any adjustment period, the more shares that will be issuable to the investors upon exercise of the warrants. If the investors exercise the warrants and sell the common stock, the market price of the common stock may decrease due to the presence of additional shares in the market. This decrease in the market price of the stock could allow the investors to receive greater amounts of common stock through subsequent exercises of the warrants. Sales of these additional shares could further depress the market price of the common stock. Significant downward pressure on the market price of the common stock could encourage short sales of the common stock. Any material amount of short sales could place further downward pressure on the market price of the common stock.

  EMPLOYEES

         At March 15, 2002, we employed approximately 225 full-time employees. Of our 225 employees, 96 employees are engaged in our business to business syndication and licensing divisions conducted through CinemaSource, EventSource and Baseline, 48 employees are engaged in our ticketing divisions, 24 employees are engaged in the development and production of Hollywood.com, Broadway.com and our other web sites, 4 employees are engaged in our intellectual properties division, and 53 are corporate, technology and administrative employees. None of the employees are represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES.
        -----------

         Hollywood Media leases office space in Florida, California, Connecticut, Wisconsin and New York. The general terms of the leases for each of these locations are as follows:

                                                                            Current
                      Location                       Square Feet          Monthly Rent           Expiration Date
                      --------                       -----------          ------------           ---------------

                     Baseline(1)                        8,500                $24,076             October 31, 2010
                    New York, NY

               Corporate Headquarters                   9,200                $20,917              August 31, 2002
                   Boca Raton, FL                       5,850                $14,025            September 30, 2006

                    CinemaSource,                       5,365                 $8,212            September 30, 2002
                    EventSource,                        5,660                 $5,000              Month to Month
                      AdSource
                   Ridgefield, CT

            Theatre Direct International,               3,250                 $8,125              March 31, 2009
                  Broadway.com and                       710                  $2,071            November 30, 2003
                   1-800-BROADWAY                        350                  $1,050              March 31, 2004
                    New York, NY                         350                    $963            November 30, 2002
                                                         919                  $2,374             January 31, 2003

                Baseline/FilmTracker                    4,357                 $9,585            February 28, 2007
                  Santa Monica, CA


                     Tekno Books                        2,025                 $1,441              June 30, 2002
                    Green Bay, WI                        463                    $350              July 01, 2002

(1)We expect to sublet this space as the Baseline employees and the New York Baseline operation are being consolidated into operations and space of FilmTracker in Santa Monica, CA which is also listed above.

ITEM 3. LEGAL PROCEEDINGS.
        -----------------

         Hollywood Media is a party to various legal proceedings arising in the ordinary course of business including the Water Garden proceeding described below. We do not expect any of these legal proceedings to have a material adverse impact on Hollywood Media's financial condition or results of operations.

         Water Garden Company, LLC, as Plaintiff, v. Hollywood Media Corp., a Florida corporation; hollywood.com, Inc., a California corporation; and The Tribune Company, (as successor in interest to the Times Mirror Company), as Defendants; filed July 16, 2001 in the Superior Court of the State of California for the County of Los Angeles. Water Garden Company, LLC has filed suit against Hollywood Media and its subsidiary, hollywood.com, Inc., among others, claiming damages as a result of alleged defaults by us under a lease for office space entered into by hollywood.com, Inc. Hollywood Media believes that it has valid defenses to such claims and therefore denies any liability. In the event Hollywood Media is unsuccessful in its defense, management believes that there will not be a material impact on Hollywood Media's financial condition.

         Steven B. Katinsky v. The Times Mirror Company, hollywood.com, Inc. and Hollywood Online Inc. filed September 8, 2000 in Superior Court of the State of California for the County of Los Angeles. This dispute involved a claim against Tribune Company (formerly The Times Mirror Company) and Hollywood Media seeking a performance cycle bonus allegedly owing to the plaintiff by Tribune Company in connection with the sale of Hollywood Online Inc. from Tribune Company to Hollywood Media. The claimant was seeking monetary damages in excess of $19.8 million for alleged fraud by the defendants in connection with the sale of Hollywood Online Inc. to Hollywood Media. The lawsuit was dismissed in December 2000 and the parties were ordered to arbitrate the dispute. In November 2001, the parties settled the dispute and the claimants agreed to dismiss their claims against Hollywood Media, hollywood.com, Inc. and The Tribune Company in exchange for certain payments by The Tribune Company. Neither Hollywood Media nor hollywood.com, Inc. were responsible for paying any portion of the settlement amounts.

         Interviews.com v. Hollywood Online, Inc. filed on August 17, 2000 in Superior Court of the State of California for the County of Los Angeles. The claim was dismissed in January 2001 and the parties were given the right to arbitrate the dispute. This dispute involved a claim by Interviews.com that Hollywood Media's wholly owned subsidiary, hollywood.com, Inc. (formerly known as Hollywood Online, Inc.) did not timely perform its obligations with respect to the transfer of several domain names under an Assignment Agreement dated December 17, 1997. In November 2001, the parties settled the dispute and the claimants agreed to dismiss their claims against Hollywood Media, hollywood.com, Inc. and The Tribune Company in exchange for certain payments by The Tribune Company. Neither Hollywood Media nor hollywood.com, Inc. were responsible for paying any portion of the settlement amounts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
        --------------------------------------------------

         Hollywood Media held its annual meeting of shareholders on December 20, 2001. The following describes the matters voted upon at the annual meeting and the number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if any, with respect to each matter:

         A.       Election of Directors

                  NOMINEE                            VOTES FOR            VOTES AGAINST              WITHHELD
                  -------                            ---------            -------------              --------
                  Mitchell Rubenstein                18,731,991                 234,225                  -
                  Laurie S. Silvers                  18,734,591                 231,625                  -
                  Dr. Martin H. Greenberg            18,734,591                 231,625                  -
                  Harry T. Hoffman                   18,961,798                   4,418                  -
                  Deborah J. Simon                   18,962,018                   4,198                  -
                  Robert E. McAllan                  18,962,018                   4,418                  -
                  Peter H. Glusker                   18,961,798                   4,418                  -
                  Mitchell R. Semel                  18,961,798                   4,418                  -


         B. Ratification of the selection of Arthur Andersen LLP as Hollywood Media's independent public accountants for the year ending December 31, 2001.

                                           NUMBER             PERCENTAGE
                                           ------             ----------

                      For                18,953,342               69%
                      Against                 9,408           Less than 1%

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        ---------------------------------------------------------

         MARKET FOR COMMON STOCK

         Hollywood Media's common stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol HOLL. The following table sets forth, for the periods indicated below, the high and low sales prices for the common stock, as reported by Nasdaq.

                                                                                     HIGH                 LOW
                                                                                     ----                 ---

        2001

        First Quarter......................................................          $ 7.000             $ 3.130
        Second Quarter....................................................           $ 6.800             $ 3.500
        Third Quarter......................................................          $ 6.230             $ 3.070
        Fourth Quarter.....................................................          $ 6.590             $ 2.790



        2000

        First Quarter......................................................          $20.500             $14.500
        Second Quarter.....................................................          $15.750             $ 7.500
        Third Quarter......................................................          $11.813             $ 5.375
        Fourth Quarter.....................................................          $ 8.000             $ 3.000

         HOLDERS OF COMMON STOCK

         As of March 15, 2002, there were 222 record holders of Hollywood Media's common stock and approximately 2,436 beneficial holders of Hollywood Media's common stock.

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

         SALES OF UNREGISTERED SECURITIES

         See Note 11 to the Financial Statements included in Item 8 of Part II of this Form 10-K with respect to sales of unregistered securities by Hollywood Media during 2001. All of such sales were made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

         The following selected financial data has been derived from the audited Consolidated Financial Statements of Hollywood Media and should be read in conjunction with those statements which are included in this report.

                                                                           YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------------------------------
                                                 2001             2000              1999            1998              1997
                                            ---------------   --------------   -------------    -------------    --------------
STATEMENT OF OPERATIONS DATA:
Net revenues:
     Ticketing                               $  36,038,031    $  12,278,008    $        --               --      $        --
     Other                                      14,116,770       17,239,497       10,106,111       11,126,516       10,291,447
                                             -------------    -------------    -------------    -------------    -------------
     Total net revenues                         50,154,801       29,517,505       10,106,111       11,126,516       10,291,447
Cost of revenue                                 32,320,649       14,536,114        3,572,832        5,987,383        5,447,989
                                             -------------    -------------    -------------    -------------    -------------
                 Gross margin                   17,834,152       14,981,391        6,533,279        5,139,133        4,843,458
                                             -------------    -------------    -------------    -------------    -------------

Operating Expenses:
     General and administrative                  7,241,687       10,948,417        8,227,022        5,196,364        4,902,675
     Selling and marketing                       4,348,183        9,593,871        5,074,568        2,566,702        1,378,085
     Salaries and benefits                      12,534,524       11,810,803        5,916,024        4,151,725        3,884,926
     Amortization of CBS Advertising            27,822,802       24,244,647        2,344,950             --               --
     Depreciation and amortization               8,886,350       11,098,537        5,331,067        1,108,411        1,178,935
     Provision for closed stores and
       lease termination costs                    (247,657)         233,763        4,551,094        1,121,028             --
                                             -------------    -------------    -------------    -------------    -------------

                 Total operating expenses       60,585,889       67,930,038       31,444,725       14,144,230       11,344,621

                                             -------------    -------------    -------------    -------------    -------------

                 Operating loss                (42,751,737)     (52,948,647)     (24,911,446)      (9,005,097)      (6,501,163)

Equity in earnings of investments                1,470,392        1,906,132        1,188,142          877,549        2,702,049
Interest expense                                  (260,220)        (430,377)        (673,292)        (824,967)        (323,414)
Interest income                                    115,931           90,855          109,383            6,118              296
Other income (expense) net                         (94,403)         (54,434)          (3,440)          42,989           73,894
Minority Interest                                 (309,868)        (411,029)        (366,371)        (347,081)        (354,609)
Deferred tax (expense) benefit                        --               --               --         (1,407,600)       1,407,600
                                             -------------    -------------    -------------    -------------    -------------

                 Net loss                    $ (41,829,905)   $ (51,847,500)     (24,657,024)   $ (10,658,089)   $  (2,995,347)
                                             =============    =============    =============    =============    =============

Net loss per share - basic and diluted       $       (1.61)   $       (2.23)   $       (2.01)   $       (1.47)   $        (.51)
                                             =============    =============    =============    =============    =============

Weighted average common and common
      equivalent shares outstanding -
      basic and diluted                         26,056,911       23,270,862       12,310,195        7,456,651        6,316,013
                                             =============    =============    =============    =============    =============



                                                                               DECEMBER 31,
                                            -----------------------------------------------------------------------------------
                                                 2001             2000              1999            1998              1997
                                            ---------------   --------------   -------------    -------------    --------------
BALANCE SHEET DATA:
Cash and cash equivalents                    $   1,980,966    $   1,911,224    $   2,475,345    $     729,334    $     887,153
Working capital (deficit)                       10,307,769       14,871,414       (4,817,879)      (1,407,449)        (175,730)
Total assets                                   143,370,219      169,278,082       62,482,825        8,569,821       12,639,921
Capital lease obligations, less
      current portion                              458,390          721,521          995,213        1,741,062        1,803,344
Preferred stock                                       --               --               --          6,152,261        4,000,000
Total shareholders' equity                     127,171,496      158,693,890       49,498,786        1,523,435        5,103,853

         NOTES:

         We have completed a total of five acquisitions in 1999 and 2000 (hollywood.com, CinemaSource, Baseline, BroadwayTheater.com and TDI), one acquisition in 2001 (AlwaysI), as well as the closure of two of our business segments (e-commerce and retail). All of these activities have impacted the comparability of our selected financial data presented above.

         The acquisitions were accounted for under the purchase method of accounting, and accordingly, their operating results have been included in Hollywood Media's consolidated financial statements since the respective dates of acquisition.

         o In October 2001 we suspended operations of our international ad sales division of hollywood.com.

         o        On October 19, 2001, we acquired the telephone number
                  1-800-BROADWAY.

         o On July 27, 2001 we acquired the assets of Always Independent Entertainment Corp. ("AlwaysI"), which offers independent films to subscribers over the Internet and licenses films to third parties.

         o        In January 2001 we closed our e-commerce division.

         o On September 15, 2000, we acquired the capital stock of Theatre Direct NY, Inc. (TDI) a wholesaler of Broadway, Off-Broadway and London Theater tickets.

         o On May 1, 2000, we launched Broadway.com and we acquired the assets of BroadwayTheater.com, Inc. which sells theater tickets online predominately for Broadway, Off-Broadway and London's West End. BroadwayTheater.com was immediately consolidated into Broadway.com.

         o        We closed all brick and mortar retail operations on December
                  31, 1999.

         o On August 31, 1999, we purchased substantially all of the motion picture-related data assets of Paul Kagan Associates, Inc., including Baseline, a pay-per-use movie database, and several movie-related professional publications.

         o On May 20, 1999, we acquired the capital stock of hollywood.com, Inc., which owns and operates Hollywood.com.

         o On May 18, 1999, we acquired the assets of CinemaSource, Inc., a business to business company that licenses movie showtimes and other related information to newspapers, Internet companies, wireless companies and other media outlets.

         Effective January 3, 2000 we completed an agreement with CBS providing for the issuance to CBS of 6,672,031 shares of our common stock and a warrant to acquire 1,178,892 shares of common stock in exchange for $100 million of CBS advertising, promotion and content over seven years across its full range of media properties and $5.3 million in cash. On March 28, 2000 CBS exercised the warrant to acquire 1,178,892 shares of stock by delivering $5.5 million in cash plus $5.5 million in additional CBS advertising. We valued the CBS advertising at $137 million in 2000 and amortize it as it is used over each contract period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------------------------

OVERVIEW

         Hollywood Media is a provider of entertainment-related information, content and ticketing services to consumers and businesses. We manage a number of integrated business units focused on Hollywood, Broadway and the entertainment industry. Hollywood Media has a diverse revenue stream from this array of business units, including revenue from retail and wholesale Broadway ticket sales, business to business content syndication, subscription fees, content licensing fees, advertising and book development. Due to a common focus on entertainment each of these business units supports the others, i.e. sharing content.

         We were incorporated in 1993 and our business initially consisted of the development, licensing and publishing of intellectual properties, and the operation of entertainment-related retail stores. During 1997 we ceased the publishing part of our intellectual property business (we continue to develop and license intellectual property) and during 1998 and 1999 we phased out all of our retail stores in order to concentrate our resources on the development of a movie vertical focused on providing movie data to businesses and operating consumer sites. We expanded our organization further in 2000 by adding a ticketing vertical providing Broadway ticketing services to businesses and consumers. A vertical is multiple units which have complimentary operations in the same general type of business. We also continue to own an intellectual property business including Tekno Books (in which we own 51% and consolidate into our results of operations) and NetCo Partners (in which we own 50% and account for under the equity method of accounting).

         Since 1998, we have significantly expanded our business through acquisitions of other entertainment-related businesses and the development of strategic relationships with major media companies.

         o On May 18, 1999, we purchased substantially all of the assets of CinemaSource, Inc., a business to business company that licenses movie showtimes and other movie-related information.

         o On May 20, 1999, we acquired hollywood.com, Inc., which owns and operates Hollywood.com, a leading movie web site.

         o On August 31, 1999, we purchased substantially all of the motion picture-related data assets of Paul Kagan Associates, Inc., including Baseline, a pay-per-use movie database web site, and several movie-related professional publications.

         o Effective January 3, 2000, we completed an agreement with CBS providing for the issuance to CBS of 6,672,031 shares of our common stock in exchange for $100 million of CBS advertising, promotion and content over seven years across its full range of media properties and $5.3 million in cash. On March
                  28, 2000 CBS exercised a warrant to acquire 1,178,892 by delivering $5.5 million in cash plus $5.5 million in additional CBS advertising.

         o On May 1, 2000, we launched Broadway.com and we acquired substantially all the assets of BroadwayTheater.com, Inc. which sells theater tickets online predominately for Broadway, off-Broadway and London's West End. We simultaneously consolidated BroadwayTheater.com into Broadway.com.

         o On September 15, 2000, we acquired TDI, a ticketing wholesaler of Broadway, off-Broadway and London theater tickets to businesses, including travel agencies and tour operators, individuals, and educational institutions.

         o On July 27, 2001, we acquired the assets of Always Independent Entertainment Corp. ("AlwaysI"), which offers independent films to subscribers over the Internet and licenses films to third parties.

         o On October 19, 2001, we acquired 1-800-BROADWAY which we market in tandem with Broadway.com.

         These changes to our business have affected our results of operations and financial condition. Historically, we generated revenues from our intellectual properties business and our entertainment retail operations. Following the closure of our retail stores by the end of 1999 and expansion of our business through acquisitions, we currently rely on our business to business syndication operations, Broadway and movie ticketing operations and advertising sales along with our existing intellectual properties business to generate revenues for the foreseeable future.

         The growth of our syndication, ticketing and Internet ad sales operations has required substantial financing and we expect to continue to require additional financing to fund our growth plan and for working capital. Our operating plans and assumptions indicate that anticipated cash flows when combined with other potential sources of capital, will be sufficient to meet our working capital requirements for the year 2002. In the event that we require additional funding and cannot secure additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $5 million. The commitment will be reduced dollar for dollar as other financing is obtained, provided that such additional financing is not used to finance acquisitions. The commitment terminates on January 1, 2003. If plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our operations. Our long-term financial success depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations.

         The following discussion and analysis should be read in conjunction with Hollywood Media's Consolidated Financial Statements and the notes thereto included in Item 8 of Part II of this report.

RESULTS OF OPERATIONS

         Year ended December 31, 2001 ("fiscal 2001") as compared to the Year ended December 31, 2000 ("fiscal 2000") and year ended December 31, 1999 ("fiscal 1999").

         The following table summarizes Hollywood Media's net revenues, cost of revenues, and gross margin by reportable segment for fiscal 2001, 2000 and 1999, respectively:

                                                INTERNET AD
                                  BUSINESS TO    SALES AND   INTELLECTUAL      E-
                    TICKETING      BUSINESS        OTHER    PROPERTIES (A)  COMMERCE        RETAIL          TOTAL
                   -----------   -----------   -----------   -----------   -----------   -----------    ------------

FISCAL 2001
-----------

Net Revenues       $36,038,031   $ 5,843,764   $ 6,434,237   $ 1,823,270   $    15,499    $      --      $50,154,801
Cost of Revenues    30,686,557       288,976       303,884     1,006,781        25,895          8,556     32,320,649
                   -----------   -----------   -----------   -----------   -----------    -----------    -----------
Gross Margin       $ 5,351,474   $ 5,554,788   $ 6,130,353   $   816,489   $   (10,396)   $    (8,556)   $17,834,152
                   ===========   ===========   ===========   ===========   ===========    ===========    ===========


FISCAL 2000
-----------

Net Revenues       $12,278,008   $ 5,442,309   $ 8,777,397   $ 1,998,091   $   987,181    $    34,519    $29,517,505
Cost of Revenues    10,936,025       270,806       791,770     1,125,815     1,146,007        265,691     14,536,114
                   -----------   -----------   -----------   -----------   -----------    -----------    -----------
Gross Margin       $ 1,341,983   $ 5,171,503   $ 7,985,627   $   872,276   $  (158,826)   $  (231,172)   $14,981,391
                   ===========   ===========   ===========   ===========   ===========    ===========    ===========


FISCAL 1999
-----------

Net Revenues       $      --     $ 1,765,732   $ 3,950,931   $ 1,888,868   $   924,098    $ 1,576,482    $10,106,111
Cost of Revenues          --         122,496       435,940       826,355       677,509      1,510,532      3,572,832
                   -----------   -----------   -----------   -----------   -----------    -----------    -----------
Gross Margin       $      --     $ 1,643,236   $ 3,514,991   $ 1,062,513   $   246,589    $    65,950    $ 6,533,279
                   ===========   ===========   ===========   ===========   ===========    ===========    ===========


(A) This does not include Hollywood Media's 50% interest in NetCo Partners which is accounted for under the equity method of accounting and is reported as equity in earnings of investments.

COMPOSITION OF OUR BUSINESS SEGMENTS ARE AS FOLLOWS:

o TICKETING - Includes our TDI ticketing business as well as our Broadway.com online ticketing operations and 1-800-BROADWAY. TDI and BroadwayTheater.com were acquired on September 15, 2000 and May 1, 2000, respectively, therefore the numbers presented include ticketing revenue and expense from the date of acquisition.

o BUSINESS TO BUSINESS - Includes our CinemaSource, EventSource, and Baseline syndication operations.

o INTERNET AD SALES AND OTHER - Includes advertising sold on the web sites Hollywood.com and Broadway.com, the AlwaysI subscription service which offers films to subscribers over the Internet and barter revenues derived from the collection and compilation of movie showtimes data and the hosting of web sites for movie theaters in exchange for advertising services from the theaters.

o INTELLECTUAL PROPERTIES - Includes our book development and book licensing operation through our 51% owned subsidiary Tekno Books and our 50.5% interest in Fedora, publisher of Mystery Scene Magazine. This segment does not include our 50% interest in NetCo Partners.

o        E-COMMERCE - Hollywood Media exited the e-commerce business in January
         2001.

o RETAIL - This segment included Hollywood Media's brick and mortar retail operations which were closed on December 31, 1999.

NET REVENUES

         Total net revenues for fiscal 2001 were $50,154,801 compared to $29,517,505 and $10,106,111 for fiscal 2000 and 1999, respectively. Revenues increased $20,637,296 or 70% in fiscal 2001 from fiscal 2000 and increased $19,411,394 or 192% in fiscal 2000 from fiscal 1999. The increase of revenues in fiscal 2001 as compared to fiscal 2000 is primarily the result of an increase in ticketing revenue of $23,760,023 offset by decreases in revenues from the Internet ad sales and other segment of $2,343,160 and e-commerce segment of $971,682. Our ticketing businesses, TDI and BroadwayTheater.com (now which is integrated into Broadway.com) were acquired on September 15, 2000 and May 1, 2000, respectively; therefore fiscal 2000 includes revenues from the date of acquisition and does not represent a full 12 months of revenues. The increase in revenues in fiscal 2000 as compared to fiscal 1999 is the result of having a full fiscal year of revenues from the business to business and Internet ad sales and other segments in fiscal 2000, the addition of revenues from ticketing businesses that were acquired during 2000, and growth in the ticketing business during 2001. We acquired our business to business and Internet ad sales businesses during 1999. We recorded $3,166,945, $3,937,931 and $2,613,390 in barter revenue in fiscal 2001, 2000 and 1999, respectively. Barter revenue as a percentage of total net revenue was 6%, 13% and 26% in fiscal 2001, 2000 and 1999, respectively. In fiscal 2001, net revenues were derived 71.9% from ticketing, 11.7% from business to business, 12.8% from Internet advertising sales and other and 3.6% from intellectual properties.

         Ticketing revenue for fiscal 2001 was $36,038,031 as compared to $12,278,008 for fiscal 2000, an increase of $23,760,023 or 194%. Hollywood Media acquired TDI and BroadwayTheater.com on September 15, 2000 and May 1, 2000, respectively, therefore fiscal 2000 includes net revenues from the dates of acquisition. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London's West End and Toronto both online (Broadway.com) and offline, to domestic and international travel professionals, traveling consumers and New York area theater patrons. Ticket revenue is recognized on the date of performance of the show. During 2001 our ticketing division was generating revenues over that of the prior year. Our revenue growth was impacted by the events of September 11, the effects of which were felt in September and October, primarily in our sales of Broadway tickets to groups. By concentrating our CBS advertising towards Broadway.com during the fourth quarter 2001, revenues increased in the latter part of November and December 2001.

         Business to business net revenue (which includes CinemaSource, EventSource and Baseline) was $5,843,764 for fiscal 2001 compared to $5,442,309 for fiscal 2000, and $1,765,732 for fiscal 1999. Net business to business revenue increased $401,455 or 7% for fiscal 2001 from fiscal 2000. This increase is primarily attributable to the growth in our EventSource division which launched on April 1, 2000 when we entered into a contract with AOL's Digital

City to provide event listings for up to 200 markets nationwide. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to other media outlets and Internet companies including newspapers such as The New York Times and The Washington Post, Internet companies including AOL's Digital City, Lycos, Yahoo!, and Ticketmaster/City Search, and wireless providers such as AT&T Wireless, Sprint PCS and Verizon. Baseline operates a pay-per-use subscription web site geared towards professionals in the entertainment industry and generates revenues from the syndication of its data as well as subscription revenue. Hollywood Media acquired the business to business operations of CinemaSource and Baseline on May 18, 1999 and August 31, 1999, respectively. The net revenue increase in this segment of $3,676,577 or 208% for fiscal 2000 from fiscal 1999 is partially due to a full fiscal year of revenues in 2000.

         Internet ad sales and other revenue was $6,434,237 for fiscal 2001 as compared to $8,777,397 for fiscal 2000 and $3,950,931 for fiscal 1999. The decrease in net Internet ad sales and other revenue in fiscal 2001 of $2,343,160 from fiscal 2000 is primarily attributable to a decrease of $770,986 of non-cash barter revenue recorded in 2000 and a $1,617,491 decrease in advertising sales recorded, offset by an increase of $45,317 in other internet revenues. Hollywood Media has entered into less barter transactions in fiscal 2001 as compared to fiscal 2000 in order to maximize its cash advertising revenue. The decrease of $1,617,491 of advertising sales for fiscal 2001 is the result of the softening of the online advertising market as a whole which has caused our normal levels of CPM (cost per thousand) charged to be reduced in fiscal 2001 as compared to fiscal 2000. Online and traditional advertising was soft in 2001 and we were not excluded from the effects. We saw an improvement in ad sales revenues in the latter part of fourth quarter 2001 which was due in part to an increasing trend in our Internet traffic to our web sites. Our Internet traffic levels have increased during 2001, growing from approximately 1.1 million unique monthly visitors at the end of 2000, to over 2.1 million unique monthly visitors at the end of 2001, continuing into 2002 as measured by Media Metrix. Net Internet ad sales and other revenues increased in fiscal 2000 by $4,826,466 or 122% from fiscal 1999. The acquisition of Hollywood.com occurred on May 20, 1999; therefore fiscal 1999 did not include a full year of revenues. Internet ad sales revenue is generated from the sale of banner advertisements and sponsorships on Hollywood.com and Broadway.com. Included in Internet ad sales and other are non-cash barter revenues of $3,166,945, $3,937,931 and $2,393,390 for fiscal 2001, 2000 and 1999, respectively. As a percentage of Internet ad sales and other, barter revenues comprised 49%, 45% and 61% of Internet ad sales and other for fiscal 2001, 2000, and 1999, respectively. Hollywood Media records two types of barter revenue related to Internet advertising as more fully described below:

         Barter transactions that generate non-cash advertising revenue (included in Internet ad sales and other revenues), in which Hollywood Media received advertising in exchange for content advertising on its web site was $185,195, $956,181 and $480,100 for fiscal 2001, 2000 and 1999, respectively.
Barter advertising transactions accounted for .4%, 3% and 5% of Hollywood Media's total net revenue for fiscal 2001, 2000, and 1999, respectively, and 3%, 11% and 12% of total Internet ad sales and other revenue for fiscal 2001, 2000 and 1999, respectively. As further described in Note 2 to the consolidated financial statements, commencing on January 20, 2000 Hollywood Media adopted a new Emerging Issues Task Force ("EITF") consensus relating to barter revenue and records barter revenue only in instances where the fair value of the advertising surrendered could be determined based on our historical practice of receiving cash for similar advertising. Management maximizes cash advertising revenue, although Hollywood Media will continue to enter into barter relationships when deemed appropriate as a cashless method for Hollywood Media to market its business.

         Hollywood Media also records barter revenue and an equal amount of expense earned under a contract with the National Association of Theater Owners ("NATO"), which Hollywood Media acquired through its acquisition of hollywood.com, Inc. on May 20, 1999. This income is included in Internet ad sales and other revenue. Through the NATO contract, Hollywood Media promotes its web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before feature films that play in most NATO-member theaters. In exchange, Hollywood Media hosts web sites for member theaters and collects and compiles movie showtimes for the exhibiting NATO members, as well as providing promotional materials and movie information and editorial content. Hollywood Media recorded $2,981,750, $2,981,750 and $1,913,290 in promotional non-cash revenue and non-cash expense included in selling and marketing expense under the NATO contract for fiscal 2001, 2000 and 1999, respectively. Barter revenue from the NATO contract accounted for 6%, 10% and 19% of Hollywood Media's total net revenue for 2001, 2000 and 1999, respectively and also accounted for 46%, 34% and 48% of total Internet ad sales and other revenue for 2001, 2000 and 1999, respectively.

         Intellectual properties revenues were $1,823,270 for fiscal 2001, compared to $1,998,091 for fiscal 2000 and $1,888,868 for fiscal 1999. Net revenues generated from intellectual properties decreased $174,821 or 9% in fiscal 2001 from fiscal 2000 and increased $109,223 or 6% in fiscal 2000 from fiscal 1999. The increases and decreases in revenue are primarily a reflection of the timing of revenue recognition under the various book licensing and packaging agreements. The intellectual properties division generates revenues from several different activities including book development and licensing, and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies.

         E-commerce net revenues were $15,499 for fiscal 2001 compared to $987,181 for fiscal 2000 and $924,098 for fiscal 1999. The decrease in e-commerce revenues of $971,682 or 98% in fiscal 2001 from fiscal 2000 is attributable to the closure of our e-commerce operations in January 2001.

         Net revenues generated from our retail operations were $34,519 and $1,576,482 for fiscal 2000 and 1999, respectively. Barter revenue included in net retail revenues were $220,000 for fiscal 1999. We began the process of closing our brick and mortar retail locations in 1998 and completed the closure of all retail operations in December 31, 1999, thus accounting for the decrease in revenues from 1999 to 2000 of $1,541,963.

COST OF REVENUE

         Cost of revenue was $32,320,649 for fiscal 2001 compared to $14,536,114 for fiscal 2000 and $3,572,832 for fiscal 1999. As a percentage of net revenues, cost of revenues was 64%, 49%, and 35% for fiscal 2001, 2000 and 1999, respectively. The increase in cost of revenues in fiscal 2001 of $17,784,535 from fiscal 2000 is primarily from the addition of ticketing cost to our cost of revenues following the acquisition of TDI on September 15, 2000 and BroadwayTheater.com on May 1, 2000, therefore ticket cost is included in reported numbers from the dates of acquisition. The ticketing segment accounts for 95% and 75% of the cost of revenues for fiscal 2001 and 2000, respectively. Cost of revenue consists primarily of the cost of tickets and credit card fees for the ticketing segment; commissions due to advertising agencies, advertising rep firms and other third parties for revenue generated from the business to business and Internet ad sales and other segments, fees and royalties paid to authors and co-editors for the intellectual properties segment and cost of merchandise including shipping costs for the e-commerce and retail segments.

GROSS MARGIN

         Gross margin for fiscal 2001 was $17,834,152 compared to $14,981,391 for fiscal 2000 and $6,533,279 for fiscal 1999. As a percentage of sales the gross margin percentage in fiscal 2001 was 36 % as compared to 51% in fiscal 2000 and 65% in fiscal 1999. The decreases in gross margin percentages is attributable to our ticketing businesses that were acquired during fiscal 2000. Our ticketing operation generates gross margin percentages of approximately 15% while our business to business and Internet ad sales operations (including barter) typically generate gross margin percentages greater than 90%. Ticketing revenue accounts for 72% of our net revenue for fiscal 2001; therefore the addition of ticketing revenue into our mix of revenue streams has reduced the overall gross margin percentage.

EQUITY IN EARNINGS OF INVESTMENTS

         Equity in earnings of investments consists of the following:

                                                                     December 31,
                                              -----------------------------------------------------------
                                                    2001                 2000                 1999
                                              ------------------    ----------------    -----------------

        NetCo Partners (a)                    $  2,162,630          $ 2,300,418         $   1,188,142
        MovieTickets.com (b)                      (453,358)            (394,286)                 --
        Beach Wrestling LLC (c)                   (238,880)                --                    --
                                              ------------------    ----------------    -----------------
                                              $  1,470,392          $ 1,906,132         $   1,188,142
                                              ==================    ================    =================


         (a) NetCo Partners

         NetCo Partners owns Tom Clancy's NetForce and is primarily engaged in the development and licensing of Tom Clancy's Net Force. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method. Hollywood Media's 50% share of earnings of NetCo Partners was $2,162,630 for fiscal 2001, a decrease of 6% or $137,788 as compared to $2,300,418 for fiscal 2000. Our 50% share of earnings were $1,188,142 for fiscal 1999. Revenues decreased for 2001 compared to 2000 because there were less manuscripts delivered to the publisher in fiscal 2001 as compared to fiscal 2000. Costs related to the acquisition, development and sales of the intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.

         In April 1997, NetCo Partners entered into an agreement with The Berkley Publishing Group ("Berkley"), a division of Penguin Putnam Inc., which is part of the international media group Pearson plc, to publish a series of six original NetForce novels. The contract, with total maximum advances of $22 million, called for initial publication of the first book to coincide with the airing of the ABC mini-series (February 1999). All six books have been published beginning with the first publication in 1999 and ending in 2001 with the publication of the sixth novel. NetCo Partners receives advances under this contract based on specific milestones throughout the publication process for each of the six books. NetCo's obligations to the publisher are satisfied upon delivery and acceptance of the completed manuscript. NetCo retains no performance obligations after acceptance and is entitled to all advances specified in the contract. This contract calls for royalties on paperback sales to be earned by NetCo Partners at 15% of the publisher's suggested retail price. Royalties are applied first to advances received by NetCo and then NetCo receives 15% of additional sales.

         In December 2001, NetCo Partners entered into another agreement with Berkley to publish four more novels based on NetForce, which provide for advances to NetCo Partners of $2 million per book for the first two books against a percentage of the cover price. The advance amount for the second two books is to be negotiated at a later date.

         In April 1997, NetCo Partners also entered into an additional agreement with Berkley to publish up to 18 young adult novels based on NetForce. The contract calls for total maximum advances of $900,000 in addition to royalties earned.

         The Berkley contracts grant to Berkley only the North American publishing rights to publish NetForce books. NetCo Partners has also licensed the publication rights to NetForce in various countries throughout the world including the U.K. and in various foreign languages, as well as audio books.

         (b) MovieTickets.com, Inc.

         Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. ("AMC") and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"). Effective August 2000, the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in each participating exhibitor's movie screens. In March 2001, America Online Inc. ("AOL") purchased a 3% convertible preferred equity interest in MovieTickets.com for $8.5 million in cash. In connection with this transaction, MovieTickets.com's ticket inventory is promoted throughout AOL's interactive properties and ticket inventory of AOL's Moviefone is featured on MovieTickets.com.

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. joint venture at December 31, 2001. Excluding AOL's 3% convertible preferred equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture. Hollywood Media records its investment under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investments. Hollywood Media recorded a loss of $453,358 and $394,286 in its investment in MovieTickets.com for fiscal 2001 and 2000, respectively. During fiscal 2000, Hollywood Media contributed $500,000 in cash to MovieTickets.com and issued warrants to AMC to acquire 90,573 shares of Hollywood Media common stock at an exercise price of $17.875 per share valued at $1,000,000. The fair market value of the warrant was recorded as additional investment and is being amortized over a period of ten years. During 2001, we loaned MovieTickets.com $100,000. All loans made to MovieTickets.com were repaid in cash with interest in March 2001.

         MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theater exhibitors. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at the participating theaters. The web site contains movie content from Hollywood.com for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket. Service fees on ticket sales were introduced in November 2000. MovieTickets.com's current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players, Inc., Hoyts Cinemas, Marcus Theaters, and other regional exhibitors. These exhibitors operate theaters located in all of the top twenty markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 100 grossing theaters in North America. AMC Entertainment Inc. is the largest movie theater operator in the United States based on box office sales and Famous Players, Inc. generates approximately half of all box office sales in Canada.

         (c) Beach Wrestling LLC

         On November 10, 2000, an indirect wholly owned subsidiary of Hollywood Media entered into an agreement with Cisneros Television Group ("CTG") and Siegel Partners to form Beach Wrestling LLC, each having one-third ownership interest. Beach Wrestling LLC was formed to develop, market and distribute wrestling events via television and the Internet under the "Beach Wrestling" brand. This investment was recorded under the equity method of accounting. An indirect wholly owned subsidiary of Hollywood Media had loaned a total of $238,880 to Beach Wrestling LLC. This loan was written-off in December 2001. No further obligations remain by Hollywood Media Corp. to this joint venture.

OPERATING EXPENSES

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of occupancy costs, production costs, human resources and administrative functions as well as professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable and general insurance costs. General and administrative expenses for fiscal 2001 were $7,241,687 as compared to $10,948,417 and $8,227,022 for fiscal 2000 and 1999, respectively. General and administrative expenses decreased $3,706,730 or 34% in fiscal 2001 as compared to fiscal 2000 primarily due to cost savings and consolidation measures implemented company-wide, including the closure of our California office in January 2001, the closure of our e-commerce division in January 2001, the closure of our international sales division in October 2001, and savings in the areas of recruitment, consulting and freelance fees. The reductions in general and administrative expenses were offset by an increase in general and administrative expenses of $679,651 in our ticketing businesses as a result of the acquisitions made in fiscal 2000, which did not include a full twelve months of expenses. General and administrative expenses increased $2,721,395 or 33% in fiscal 2000 as compared to fiscal 1999 primarily because of the acquisitions that were completed in fiscal 2000 and 1999 for which a full fiscal year of expenses had not been recorded. As a percentage of net revenue, general and administrative expenses decreased to 14% for fiscal 2001 from 37% for fiscal 2000 and from 81% for fiscal 1999.

         SELLING AND MARKETING. Selling and marketing expenses includes advertising, marketing, promotional, business development and public relations expenses and costs to produce movie trailers. Also included is the non-cash expense related to barter advertising. Selling and marketing expense for fiscal 2001 was $4,348,183 as compared to $9,593,871 and $5,074,568 for fiscal years
2000 and 1999, respectively. Non-cash barter expense included in selling and marketing was $3,166,945, $3,937,931 and $2,613,390 for fiscal years 2001, 2000 and 1999, respectively. Selling and marketing decreased $5,245,688 or 55% in fiscal 2001 as compared to fiscal 2000 primarily due to reductions of on-line advertising and media production of $4,474,702 and reductions in non-cash barter advertising of $770,986. The increase of $4,519,303 from 1999 to 2000 is attributable to an increase of $1,324,541 of non-cash barter advertising expense and increased advertising on radio, television, outdoor and online for Hollywood Media's Internet ad sales divisions and additional advertising related to the launch of Broadway.com on May 1, 2000. In addition, in 2000, Hollywood Media incurred up-front production costs associated with advertising on CBS's media properties. Non-cash barter transactions accounted for approximately 73%, 41% and 51% of selling and marketing expense for fiscal 2001, 2000 and 1999, respectively. As a percentage of net revenue, selling and marketing expenses decreased to 9% for fiscal 2001 from 33% for fiscal 2000 and 50% from fiscal 1999.

         SALARIES AND BENEFITS. Salaries and benefits for fiscal 2001 were $12,534,524 as compared to $11,810,803 and $5,916,024 for fiscal 2000 and 1999, respectively. Salaries and benefits increased $723,721 or 6% in fiscal 2001 as compared to fiscal 2000 primarily due to fiscal 2001 containing a full 12 months of salaries and related benefits, or $1,824,743, associated with our ticketing businesses that were acquired in fiscal 2000. In addition salaries and benefits increased because of an increase in personnel at the corporate offices to support the growth and business unit consolidation of Hollywood Media during 2001. These increases were offset by a reduction in annual salaries of approximately $1.5 million from the consolidation of our technology and production departments from our California location into our South Florida location, the closure of our e-commerce division, and the closure of our international ad sales division. Salaries and benefits increased $5,894,779 in fiscal 2000 from fiscal 1999 primarily because of the five acquisitions that were completed in fiscal 2000 and 1999 for which a full fiscal year of expenses had not been recorded. Salaries and benefits were recorded from the date of acquisition. As a percentage of net revenue, salaries and benefits decreased to 25% for fiscal 2001 from 40% for fiscal 2000 and from 59% for fiscal 1999.

         AMORTIZATION OF CBS ADVERTISING. Amortization of CBS advertising relating to the agreement with Viacom was $27,822,802 for fiscal 2001 compared to $24,244,647 and $2,344,950 for fiscal 2000 and 1999, respectively. Under the agreement with Viacom, Hollywood Media issued shares of common stock and warrants in exchange for cash and CBS's advertising and promotional efforts over seven years across its full range of media properties. The fair value of the common stock and warrants issued to Viacom have been recorded in the balance sheet as deferred advertising and is being amortized as the advertising is used each related contract year. The advertising contract year begins on October 1 and ends September 30.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web development, leasehold improvements, capital leases and amortization of goodwill and intangibles. Depreciation and amortization expense was $8,886,350 for fiscal 2001 as compared to $11,098,537 and $5,331,067 for fiscal 2000 and 1999, respectively. For fiscal 2001 depreciation and amortization decreased $2,212,187 or 20% primarily due to the completion of amortization of an asset in fiscal 2000 of $3,233,762 offset by an increase in amortization of goodwill associated with our ticketing businesses acquired in 2002 and depreciation of fixed assets.

         PROVISION FOR CLOSED STORES AND LEASE TERMINATION COSTS. Provision for closed stores and lease termination costs are $(247,657) for fiscal 2001 as compared to $233,763 and $4,551,094 for fiscal 2000 and 1999, respectively. In 1998, management approved a plan to close 29 unprofitable or marginally profitable retail locations. In 1999, management decided to exit the brick and mortar retail business altogether, and in December 1999 closed its six remaining in-line studio stores and all the remaining kiosks. As a result, we recorded an additional provision for closed stores of $4,551,094 comprised of the following: a $2,118,228 non-cash asset impairment charge to write-off the remaining assets of our brick and mortar retail business (such assets consisted primarily of the remaining carrying value of kiosks, leasehold improvements, computer systems and other furniture and equipment); $782,866 comprised of management's best estimate of future contractual lease payments for exited leases less, to the extent deemed probable, any reductions from early termination settlements reached with the lessors plus the estimated cost of negotiating such settlements; and $1,650,000 for a settlement reached with a franchisee.

         In 2000, we recorded additional charges of $233,763 associated with exiting our brick and mortar retail business. These charges included approximately $53,034 in an upward revision to the estimated cost of lease obligations, $50,000 in additional estimated costs for settling the remaining lease obligations, and $130,729 of additional asset write-offs related to our retail business.

         In 2001, we revised our estimate on lease exit cost as the result of favorable settlements related to outstanding lease obligations. As a result, we reversed $247,657 of previously recorded lease exit costs.

         Liabilities recorded for the estimated cost of early lease terminations were $42,144 and $798,362 at December 31, 2001 and 2000, respectively. The reserve for closed stores and lease termination costs at December 31, 2001 of $42,144 consists of an estimate of our obligation under one lease for a kiosk location that was abandoned. This matter is the subject of an outstanding dispute. Management expects this matter to be resolved within 2002.

         See Note 9 to the consolidated financial statements for additional information regarding the costs of exiting our brick and mortar retail business.

INTEREST EXPENSE

         Interest expense was $260,220 for fiscal 2001, as compared to $430,377 and $673,292 for fiscal 2000 and 1999, respectively. The decreases in interest expense are primarily attributable to decreases in our outstanding obligations under capital leases.

INTEREST INCOME

         Interest income was $115,931 for fiscal 2001, as compared to $90,855 and $109,383 for fiscal 2000 and 1999, respectively.

NET LOSS AND LOSS PER SHARE

         Hollywood Media's net loss for fiscal 2001 was $41,829,905 as compared to a net loss of $51,847,500 and $24,657,024 for fiscal 2000 and 1999, respectively. The net loss decreased in fiscal 2001 by $10,017,595 primarily because of an increase in gross margin and reductions in general and administrative and selling and marketing expenses and depreciation and amortization offset by an increase in amortization of CBS advertising. The net loss increased to $51,847,500 in 2000 from $24,657,024 in 1999 primarily because of an increase in amortization of CBS advertising of $21,899,697, amortization of goodwill and intangibles of $3,071,195 and operating losses incurred by the e-commerce division which was closed in January 2001 of $2,521,911. Non-cash expenses such as depreciation and amortization, and amortization of CBS advertising were $36,709,152, $35,343,184 and $7,676,017 for fiscal 2001, 2000 and 1999, respectively. Net loss per share for fiscal 2001 was $1.61 as compared to a net loss per share of $2.23 for fiscal 2000, representing an improvement of $.62 per share. The net loss per share for 1999 was $2.01. The per share impact of non-cash expenses such as depreciation and amortization, and amortization of CBS advertising on the fiscal 2001, 2000 and 1999 loss per share is $1.41, $1.52 and $.62, respectively.

         We have taken several steps to substantially reduce our cash losses by consolidating resources, the closure of unprofitable divisions, and increased controls on expenses. The benefits can be seen in our results for 2001 and we expect to see these savings continue into 2002. In mid 2000, we began a two step approach to consolidate the Hollywood.com web site technology and production into our corporate office in South Florida which was completed in January 2001. We eliminated duplication of resources, which together with tightened control over expenses, resulted in a total annual savings of approximately $8.2 million. During the fourth quarter of 2000, Hollywood Media, as part of its operational evaluation process, determined that profitability in the e-commerce business could not be reached due to tight margins and high fulfillment costs. This business, which incurred losses of approximately $2.5 million in 2000, was closed in January 2001. A similar evaluation of our international web site, Hollywood.com International resulted in closure of this business in October 2001, resulting in savings of over $200,000 on an annualized basis. During 2001, we continued with our efforts to reduce costs by further consolidation of activities and services, such as co-locations of web servers, consolidating connectivity, T-1 lines and employee resources.

         We continue to focus our resources on the expansion of our business to business, ticketing and Internet ad sales units. Ticketing has become the most significant revenue source for Hollywood Media, most notably through the acquisition of Theater Direct International in September 2000, the launch of Broadway.com in May 2000 and 1-800-BROADWAY in November 2001. Expansion of our business to business and Internet ad sales is equally as important since we have stabilized the costs to run these operations and we believe the high gross margins generated from these business units will improve overall cash flow.

         While Hollywood Media believes that the acquisitions made during 2000 together with the cost control measures, consolidation of resources and closure of unprofitable businesses will lead Hollywood Media to a positive operating cash flow in the future, there can be no assurances that the revenues generated will be sufficient to offset the associated expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, Hollywood Media has cash and cash equivalents of $1,980,966 compared to cash and cash equivalents of $1,911,224 at December 31, 2000. Working capital at December 31, 2001, which included $13,054,321 in deferred CBS advertising was $10,307,769 as compared to working capital of $14,871,414 at December 31, 2000 which included $19,131,714 in deferred CBS advertising. Net cash used in operating activities during fiscal 2001 was $5,414,855 primarily representing cash used to fund Hollywood Media's pre-tax loss, net of non-cash expenses which includes depreciation, amortization, and CBS advertising. Net cash used in investing activities was $696,808, primarily representing capital expenditures. Net cash provided by financing activities amounted to $6,181,405 during 2001, primarily representing proceeds from issuance of common stock. The combined effect of the above was a net increase in cash and cash equivalents of $69,742 during 2001. In fiscal 2000 net cash used in operating activities was $13,017,504, net cash used in investing activities was $3,652,461 and net cash provided by financing activities was $16,105,844.

         Hollywood Media's Board of Directors approved a plan for the repurchase of $4.0 million of Hollywood Media's common stock. Pursuant to the plan, during the year ended December 31, 2001, Hollywood Media repurchased 109,500 shares of common stock for an aggregate consideration of $453,700 and an average purchase price of $4.14 per share. Cumulatively, Hollywood Media has repurchased 527,000 shares of common stock for an aggregate consideration of $3,887,441 at an average purchase price of $7.38 per share.

         During 2001, Hollywood Media issued 56,210 shares of common stock upon the exercise of outstanding stock options and warrants for which Hollywood Media received $175,216 in cash exercise proceeds.

         During 2001 Hollywood Media entered into an agreement with a third party whereby we monetized a certain portion of our accounts receivable. We are initially advanced 80% of the invoice amount with the remaining 20%, less fees, transferred to us upon payment by the customer to the third party. At December 31, 2001, we recorded a liability of $341,856 for advances that had been paid to Hollywood Media but remain payable by our customers to the third party.

         The success of Hollywood Media's operations in future years is dependent on its ability to generate adequate revenue and cash flow to offset operating expenses. Unless otherwise noted, the proceeds from the financing transactions in 2001 and 2000 were used to complete the acquisitions made in 2000 and for working capital. Hollywood Media's management expects to require additional financing for the expansion of its businesses, and to support working capital requirements in future years. Hollywood Media is currently exploring additional financing alternatives, including a bank line of credit, for Hollywood Media although there can be no assurance that such financing alternatives will be available to Hollywood Media or can be obtained in terms favorable to Hollywood Media.

         In the event that Hollywood Media requires additional funding and cannot secure additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $5 million in order to enable Hollywood Media to meet its working capital requirements during 2002; provided, however, that the commitment will be reduced dollar for dollar to the extent that Hollywood Media raises financing from other sources and such additional financing is not used to finance acquisitions. The existing commitment will terminate on January 1, 2003.

CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Hollywood Media and all majority-owned subsidiaries. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

         Ticketing Revenue Recognition

         Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational facilities. Revenue recognition is deferred on ticket sales until performance has taken place. Ticket revenue and cost of revenue are recorded on a gross basis.

         Hollywood Media changed its method of revenue recognition effective January 1, 2001, from recognition of revenue from ticket sales when collection was assured and delivery to the customer had taken place to the date of performance for all ticket sales. The impact of this change on the financial statements for the period prior to January 1, 2000 was not material. The impact on reported results of operations for 2000 would have been a reduction of recognized net revenues of approximately $350,000 or 1.2% and an increase in reported net loss of $46,000 or .09%.

         Advertising Costs

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. As further described in Note 11, in the first quarter of 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media is entitled to utilize a specified portion of this advertising each contract year. The deferred advertising is carried on Hollywood Media's balance sheet as a deferred asset and is being amortized over the contract period as the advertising is utilized. Advertising expense recorded related to CBS advertising for 2001, 2000 and 1999 was $27,822,802, $24,244,647
and $2,344,950, respectively, and is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS advertising." These CBS advertising expenses are non-cash.

         Barter Transactions

         Hollywood Media records barter revenue and expense under the NATO contract, which Hollywood Media acquired through its acquisition of hollywood.com, Inc. in 1999. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collects and compiles movie showtimes data for NATO member theaters and hosts web sites for each of the theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provides ongoing web site maintenance services for each of the theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters promote the hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before feature films that play in most NATO-member theaters. Hollywood Media records revenue and expense from these activities measured at the fair value of the services exchanged in accordance with Accounting Principles Board Opinion ("APB") No. 29, "Accounting for Nonmonetary Transactions." In 2001, 2000 and 1999 we recorded $2,981,750, $2,981,750 and $1,913,290, respectively, in revenue and expense under the NATO contract. Additionally in 2001, 2000 and 1999 we recorded $185,195, $956,181, and $480,100, respectively in other non-cash Internet barter transactions.

         Stock Based Compensation

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," allows either adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations with supplemental disclosures. Hollywood Media has chosen to account for all stock-based arrangements under which employees receive shares of Hollywood Media's stock under APB 25 and make the related disclosures required by SFAS No. 123. Pro forma loss per share, as if the fair value method has been adopted, is presented in Note 12. Stock options and warrants granted to non-employees are accounted for under the fair value method prescribed by SFAS No. 123 and related interpretations.

         Impairment of Long-Lived Assets

         Hollywood Media applies the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under the provisions of this statement, Hollywood Media has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

         Hollywood Media evaluates the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. Hollywood Media determines fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 2001, 2000 or 1999.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets acquired after June 30, 2001 were no longer subject to amortization. Goodwill and intangibles with indefinite lives acquired prior to June 30, 2001 will cease to be amortized beginning January 1, 2002. In addition, SFAS 142 will change the way we evaluate goodwill and intangibles for impairment. Beginning January 1, 2002, goodwill and certain intangibles will no longer be amortized; however, they will be subject to evaluation for impairment at least annually using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we will be required to proceed to the second step. In the second step, the fair value of the reporting unit will be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss will be recognized if and to the extent that the carrying value of goodwill exceeds the implied value.

         The initial impairment test will be performed as of January 1, 2002. However, the transition provisions of SFAS 142 allow until June 30, 2002 to complete step one of the test and, if required, until December 31, 2002 to complete step 2. Effective January 1, 2002, we will cease to amortize approximately $40.7 million of goodwill. Our annual goodwill amortization is approximately $5.3 million. We believe the provisions of SFAS 142 did not materially impact the results of operations.

INFLATION AND SEASONALITY

         Although Hollywood Media cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on sales or results of operations. Hollywood Media considers its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book licensing business as a result of the general publishing industry practice of paying royalties semi-annually. The ticketing business is also effected by seasonal variations with net revenues generally higher in the second quarter as a result of increased sales volumes due to the Tony Awards(C) and in the fourth quarter due to increased levels during the holidays. In addition, although not seasonal, Hollywood Media's intellectual properties division and NetCo Partners both experience fluctuations in their respective revenue streams, earnings and cash flow as a result of the amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. The recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

AUDIT FEES AND OTHER

         The following are fees paid to Arthur Andersen LLP in 2000.

         The aggregate fees billed to Hollywood Media for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2000 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the year ended December 31, 2000 were $158,800.

         We were not billed for fees for professional services rendered to us for information technology services relating to financial information systems design and implementation for the years ended December 31, 2000.

         The aggregate fees billed to Hollywood Media for services rendered to us, other than the services described above, for the year ended December 31, 2000 were $21,368. These fees were for audit-related services consisting of acquisition due diligence, accounting consultation, various attest services under professional standards, assistance with registration statements, comfort letters and consents.

RELATED PARTY TRANSACTIONS

         Hollywood Media is a party to various transactions with Viacom, the Chairman of the Board and Chief Executive Officer and Vice Chairman and President of Hollywood Media and Martin Greenberg. These transactions are described in detail in Item 13 Certain Relationships and Related Transactions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                Page
                                                                                                ----


Report of Independent Certified Public Accountants.............................................. 43

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000....................... 44

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000
  and 1999.......................................................................................45

Consolidated Statements of Shareholders' Equity for the Years Ended December 31,
  2001, 2000 and 1999........................................................................... 46

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001,
  2000 and 1999................................................................................. 47

Notes to Consolidated Financial Statements...................................................... 48


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Hollywood Media Corp.:

We have audited the accompanying consolidated balance sheets of Hollywood Media Corp. (formerly Hollywood.com, Inc.) (a Florida corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Media Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the Financial Statements, effective January 20, 2000, Hollywood Media adopted the consensus of Emerging Issues Task Force Issue No. 99-17, "Accounting for Advertising Barter Transactions" for advertising barter transactions entered into after January 20, 2000.

ARTHUR ANDERSEN LLP



Miami, Florida,
March 13, 2002.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,       December 31,
                                                                                          2001               2000
                                                                                     -------------      -------------

                                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                        $   1,980,966      $   1,911,224
    Receivables, net                                                                     1,507,199          1,866,565
    Inventories, net                                                                     7,086,444            106,700
    Prepaid expenses                                                                       746,482            687,028
    Other receivables                                                                      600,537            298,751
    Other current assets                                                                        --            240,450
    Deferred advertising - CBS                                                          13,054,321         19,131,714
                                                                                     -------------      -------------
    Total current assets                                                                24,975,949         24,242,432

PROPERTY AND EQUIPMENT, net                                                              2,792,512          2,802,840
INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES                                   1,522,519          1,814,214
NONCURRENT DEFERRED ADVERTISING - CBS                                                   70,120,029         91,714,019
INTANGIBLE ASSETS, net                                                                   2,344,089          3,745,579
GOODWILL, net                                                                           40,655,452         44,231,378
OTHER ASSETS                                                                               959,669            727,620
                                                                                     -------------      -------------
TOTAL ASSETS                                                                         $ 143,370,219      $ 169,278,082
                                                                                     =============      =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                 $   1,668,494      $   3,194,105
    Other accrued expenses                                                               2,187,425          2,444,113
    Loan from shareholder/officer                                                          450,000                 --
    Notes payable                                                                          350,000            750,000
    Advances from factor                                                                   341,856                 --
    Accrued reserve for closed stores                                                       42,144            798,362
    Deferred revenue                                                                     8,968,641          1,556,841
    Current portion of capital lease obligations                                           659,620            627,597
                                                                                     -------------      -------------
    Total current liabilities                                                           14,668,180          9,371,018
                                                                                     -------------      -------------

CAPITAL LEASE OBLIGATIONS, less current portion                                            458,390            721,521
                                                                                     -------------      -------------
DEFERRED REVENUE                                                                         1,072,153            331,559
                                                                                     -------------      -------------
MINORITY INTEREST                                                                               --            160,094
                                                                                     -------------      -------------

COMMITMENTS AND CONTINGENCIES (Note 8, 9, 11 and 15)

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                --                 --
    Common stock, $.01 par value, 100,000,000 shares authorized; 27,971,409 and 24,730,968 shares issued and outstanding  at December 31, 2001 and
        2000, respectively                                                                 279,714            247,309
    Deferred compensation                                                               (2,174,368)          (102,067)
    Additional paid-in capital                                                         283,687,361        271,339,954
    Accumulated deficit                                                               (154,621,211)      (112,791,306)
                                                                                     -------------      -------------
    Total shareholders' equity                                                         127,171,496        158,693,890
                                                                                     -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 143,370,219      $ 169,278,082
                                                                                     =============      =============



           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                    2001              2000              1999
                                                                ------------      ------------      ------------


NET REVENUES
    Ticketing                                                   $ 36,038,031      $ 12,278,008      $       --
    Other                                                         14,116,770        17,239,497        10,106,111
                                                                ------------      ------------      ------------
                                                                  50,154,801        29,517,505        10,106,111
                                                                ------------      ------------      ------------

COST OF REVENUES
    Ticketing                                                     30,686,557        10,936,025              --
    Other                                                          1,634,092         3,600,089         3,572,832
                                                                ------------      ------------      ------------
                                                                  32,320,649        14,536,114         3,572,832
                                                                ------------      ------------      ------------

    Gross margin                                                  17,834,152        14,981,391         6,533,279
                                                                ------------      ------------      ------------

OPERATING EXPENSES:
    General and administrative                                     7,241,687        10,948,417         8,227,022
    Selling and marketing                                          4,348,183         9,593,871         5,074,568
    Salaries and benefits                                         12,534,524        11,810,803         5,916,024
    Amortization of CBS advertising                               27,822,802        24,244,647         2,344,950
    Depreciation and amortization                                  8,886,350        11,098,537         5,331,067
    Provision for closed stores and lease termination costs         (247,657)          233,763         4,551,094
                                                                ------------      ------------      ------------

        Total operating expenses                                  60,585,889        67,930,038        31,444,725
                                                                ------------      ------------      ------------
        Operating loss                                           (42,751,737)      (52,948,647)      (24,911,446)

EQUITY  IN EARNINGS OF INVESTMENTS                                 1,470,392         1,906,132         1,188,142

OTHER INCOME (EXPENSE):

    Interest expense                                                (260,220)         (430,377)         (673,292)
    Interest income                                                  115,931            90,855           109,383
    Other, net                                                       (94,403)          (54,434)           (3,440)
                                                                ------------      ------------      ------------

         Loss before minority interest                           (41,520,037)      (51,436,471)      (24,290,653)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                       (309,868)         (411,029)         (366,371)
                                                                ------------      ------------      ------------

         Net loss                                               $(41,829,905)     $(51,847,500)     $(24,657,024)
                                                                ============      ============      ============


Basic and diluted loss per common share                         $      (1.61)     $      (2.23)     $      (2.01)
                                                                ============      ============      ============

Weighted average common and common equivalent shares
   outstanding - basic and diluted                                26,056,911        23,270,862        12,310,195
                                                                ============      ============      ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      Common Stock                 Preferred
                                                                 -----------------------         Stock, Series         Deferred
                                                                 Shares           Amount        A, B, C, D & D-2       Compensation
                                                                 ------           ------        ---------------       ------------

Balance - December 31,1998                                     8,161,329      $      81,613      $   6,152,261      $    (510,333)

Dividends - preferred stock                                        6,675                 67               --                 --
Stock options and warrants exercised                             908,784              9,088               --                 --
Issuance of common stock in private
  placements                                                     989,297              9,893               --                 --
Issuance of stock options and warrants for
  services rendered                                              184,018              1,840               --                 --
Conversion of Series A,B,C,D,D-2 Preferred Stock               1,580,490             15,805         (6,152,261)              --
Employee stock bonus                                               2,500                 25               --                 --
Amortization of employee stock bonuses                              --                 --                 --              204,133
Issuance of stock for acquisitions                             3,317,623             33,176               --                 --
Issuance of stock to satisfy capital lease obligation             32,000                320               --                 --
Shares repurchased and retired                                   (39,500)              (395)              --                 --
Net loss                                                            --                 --                 --                 --
                                                           -------------      -------------      -------------      -------------

Balance - December 31,1999                                    15,143,216            151,432               --             (306,200)

Issuance of common stock and common stock
  warrants pursuant to CBS agreement                           6,672,031             66,720               --                 --
Warrant exercised by CBS                                       1,178,892             11,789               --                 --
Stock options and warrants exercised                             301,980              3,020               --                 --
Issuance of common stock - acquisitions                          345,379              3,454               --                 --
Issuance of common stock - private placement                   1,157,561             11,576               --                 --
Common stock warrants  issued  in connection
  with investment in MovieTickets.com                               --                 --                 --                 --
Issuance of common stock, stock options and warrants
  for services rendered                                            9,511                 95               --                 --
Issuance of common stock - payment of note payable               152,548              1,525               --                 --
Non-cash issuance of common stock - franchise
  agreement                                                      100,000              1,000               --                 --
Employee stock bonus                                               5,000                 50               --                 --
Amortization of employee stock bonuses                              --                 --                 --              204,133
Shares repurchased and retired                                  (335,150)            (3,352)              --                 --
Net loss                                                            --                 --                 --                 --

                                                           -------------      -------------      -------------      -------------
Balance - December 31, 2000                                   24,730,968            247,309               --             (102,067)

Issuance of common stock in private placements                 1,518,273             15,183               --                 --
Issuance of stock for acquisitions                               264,303              2,643               --                 --
Reclassification of liability for exercised put option              --                 --                 --                 --
Issuance of common stock for services rendered                    22,469                225               --                 --
Issuance of options and warrants for services
  rendered                                                          --                 --                 --                 --
Issuance of stock - note extension                                20,931                209               --                 --
Employee stock and stock option compensation                      42,295                423               --                 --
Issuance of common stock - exercise of  warrants               1,132,845             11,329               --                 --
Issuance of common stock to pay obligations
  of Hollywood Media                                             292,615              2,926               --                 --
Amortization of employee stock bonuses                              --                 --                 --           (2,072,301)
Stock option exercise                                             56,210                562               --                 --
Shares repurchased and retired                                  (109,500)            (1,095)              --                 --
Net loss                                                            --                 --                 --                 --
                                                           -------------      -------------      -------------      -------------
Balance - December 31, 2001                                   27,971,409      $     279,714      $        --        $  (2,174,368)
                                                           =============      =============      =============      =============

[RESTUBBED TABLE]


                                                             Additional
                                                              Paid-in          Accumulated
                                                              Capital             Deficit             Total
                                                              -------             -------             -----

Balance - December 31,1998                                 $  31,974,922      $ (36,175,028)     $   1,523,435

Dividends - preferred stock                                       79,741           (111,754)           (31,946)
Stock options and warrants exercised                           4,918,582               --            4,927,670
Issuance of common stock in private
  placements                                                  17,067,441               --           17,077,334
Issuance of stock options and warrants for
  services rendered                                            3,648,838               --            3,650,678
Conversion of Series A,B,C,D,D-2 Preferred Stock               6,136,456               --                 --
Employee stock bonus                                              46,225               --               46,250
Amortization of employee stock bonuses                              --                 --              204,133
Issuance of stock for acquisitions                            46,854,158               --           46,887,334
Issuance of stock to satisfy capital lease obligation            539,331               --              539,651
Shares repurchased and retired                                  (668,334)              --             (668,729)
Net loss                                                            --          (24,657,024)       (24,657,024)
                                                           -------------      -------------      -------------

Balance - December 31,1999                                   110,597,360        (60,943,806)        49,498,786

Issuance of common stock and common stock
  warrants pursuant to CBS agreement                         137,152,666               --          137,219,386
Warrant exercised by CBS                                       5,456,712               --            5,468,501
Stock options and warrants exercised                           7,019,392               --            7,022,412
Issuance of common stock - acquisitions                        1,796,014               --            1,799,468
Issuance of common stock - private placement                   6,943,133               --            6,954,709
Common stock warrants  issued  in connection
  with investment in MovieTickets.com                          1,000,000               --            1,000,000
Issuance of common stock, stock options and warrants
  for services rendered                                          428,621               --              428,716
Issuance of common stock - payment of note payable             1,926,613               --            1,928,138
Non-cash issuance of common stock - franchise
  agreement                                                    1,649,000               --            1,650,000
Employee stock bonus                                              29,015               --               29,065
Amortization of employee stock bonuses                              --                 --              204,133
Shares repurchased and retired                                (2,658,572)              --           (2,661,924)
Net loss                                                            --          (51,847,500)       (51,847,500)
                                                           -------------      -------------      -------------
Balance - December 31, 2000                                  271,339,954       (112,791,306)       158,693,890

Issuance of common stock in private placements                 6,308,581               --            6,323,764
Issuance of stock for acquisitions                             2,166,432               --            2,169,075
Reclassification of liability for exercised put option          (452,187)              --             (452,187)
Issuance of common stock for services rendered                    94,819               --               95,044
Issuance of options and warrants for services
  rendered                                                       367,110               --              367,110
Issuance of stock - note extension                               118,763               --              118,972
Employee stock and stock option compensation                     247,063               --              247,486
Issuance of common stock - exercise of  warrants                 (11,329)              --                 --
Issuance of common stock to pay obligations
  of Hollywood Media                                           1,505,519               --            1,508,445
Amortization of employee stock bonuses                         2,280,587               --              208,286
Stock option exercise                                            174,654               --              175,216
Shares repurchased and retired                                  (452,605)              --             (453,700)
Net loss                                                            --          (41,829,905)       (41,829,905)
                                                           -------------      -------------      -------------
Balance - December 31, 2001                                $ 283,687,361      $ (154,621,211)    $ 127,171,496
                                                           =============      ==============     =============



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                 ------------------------------------------------
                                                                                     2001              2000              1999
                                                                                 ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $(41,829,905)     $(51,847,500)     $(24,657,024)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                               8,886,350        11,098,537         5,331,067
        Equity in earnings of Investments, net of return of invested capital          191,695           244,930           454,698
        Issuance of compensatory stock, stock  options and warrants
          for services rendered                                                       709,640           457,781           322,568
        Amortization of deferred compensation costs                                   208,286           204,133           204,133
        Recognition of deferred gain                                                     --                --              (9,062)
        Loss on sale of equipment                                                        --             110,662              --
        Amortization of deferred financing costs                                         --              10,623           295,644
        Provision for bad debts                                                       550,117           504,539            82,237
        Provision for inventory obsolescence                                          (34,044)          569,946           283,950
       (Reversal) provision for closed stores and lease termination costs            (247,657)          233,763         4,551,094
        Minority interest                                                             309,868           411,029           366,371
        Return of capital from Tekno Books to minority partner                       (426,226)         (521,763)         (330,610)
        Amortization of CBS advertising                                            27,822,802        24,244,647         2,344,950
        Changes in assets and liabilities:
          Receivables                                                                (428,565)         (803,298)          283,832
          Prepaid expenses                                                            (59,454)          407,675          (286,262)
          Inventories                                                              (2,814,232)           29,024          (382,132)
          Other current assets                                                         21,950          (183,607)          150,305
          Other assets                                                                (13,549)         (106,466)          259,164
          Accounts payable                                                           (726,047)          296,968           384,269
          Deferred revenue                                                          3,331,450         1,280,750            43,548
          Other accrued expenses                                                     (867,334)          340,123           699,372
                                                                                 ------------      ------------      ------------
            Net cash used in operating activities                                  (5,414,855)      (13,017,504)       (9,607,888)
                                                                                 ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for acquisitions, net of cash received                                300,000          (297,295)       (7,424,929)
      Advances to equity method investees                                                --            (567,500)             --
      Capital expenditures                                                           (996,808)       (1,705,166)         (514,319)
      Investment in trademarks and url's                                                 --          (1,082,500)         (600,000)
                                                                                 ------------      ------------      ------------
            Net cash used in investing activities                                    (696,808)       (3,652,461)       (8,539,248)
                                                                                 ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (payments on) proceeds from revolving line of credit                           --                --            (758,917)
      Payments under note payable                                                    (400,000)             --                --
      Proceeds from shareholder/officer loan                                        1,570,000         2,050,000           711,000
      Payments of shareholder/officer loan                                         (1,120,000)       (2,050,000)         (811,000)
      Net advances from factor                                                        341,856              --                --
      Net proceeds from issuance of common stock                                    6,323,764        12,257,739        17,077,334
      Proceeds from exercise of stock options and warrants                            175,216         7,022,412         4,927,670
      Dividends on preferred stock                                                       --                --             (28,097)
      Payments to repurchase common stock                                            (453,700)       (2,661,924)         (668,729)
      Proceeds under sale leasebacks                                                     --                --              56,068
      Payments under capital lease obligations                                       (255,731)         (512,383)         (612,182)
                                                                                 ------------      ------------      ------------
            Net cash provided by financing activities                               6,181,405        16,105,844        19,893,147
                                                                                 ------------      ------------      ------------

            Net increase (decrease)  in cash and cash equivalents                      69,742          (564,121)        1,746,011

CASH AND CASH EQUIVALENTS, beginning of year                                        1,911,224         2,475,345           729,334
                                                                                 ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, end of year                                           $  1,980,966      $  1,911,224      $  2,475,345
                                                                                 ============      ============      ============

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
      Interest paid                                                              $    322,230      $    409,095      $    374,867
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

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------

(1) BACKGROUND:
--------------

         Hollywood Media Corp. ("Hollywood Media") was incorporated in the State of Florida on January 22, 1993. Hollywood Media is a provider of entertainment-related information, content and ticketing services to consumers and businesses. The company manages a number of integrated business units focused on Hollywood, Broadway and the entertainment industry. Hollywood Media derives a diverse stream of revenues from this array of business units including revenue from retail and wholesale Broadway ticket sales, business to business syndication of entertainment related content, subscription fees, content licensing fees, advertising, and book development.

         Hollywood Media's main web sites on the World Wide Web ("web") are Hollywood.com and Broadway.com. Hollywood.com was acquired in May 1999 and features movie showtime listings, movie descriptions and reviews, digitized trailers and photos, entertainment news, box office results, interactive games, movie soundtracks, celebrity profiles and biographies, coverage of entertainment awards shows and film festivals and video coverage of movie premiers. Hollywood Media launched the Broadway.com web site on May 1, 2000. Broadway.com features theater showtimes for live theater venues in the United States as well as in London; the ability to purchase Broadway, off-Broadway and London theater tickets online; theater news; interviews with stage actors and playwrights; opening-night coverage; theater reviews and video excerpts from selected shows. Hollywood Media generates revenues through the sale of advertising on these web sites and the sale of live theater tickets online.

         Hollywood Media's syndication business began in May 1999 with the acquisition of CinemaSource, Inc., a supplier of movie showtimes and related content in the United States and Canada to newspapers, wireless companies, Internet companies and other media outlets. In mid 1999 Hollywood Media launched the EventSource business as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts, sporting events, festivals, and live theater. Hollywood Media further expanded its syndication business with the acquisition of Baseline in August 1999. Baseline is a pay-per-use subscription web site geared to movie professionals.

         Hollywood Media acquired Theatre Direct NY, Inc. ("TDI") as of September 15, 2000. TDI is a ticketing wholesaler to groups and individuals with access to theater tickets and knowledgeable service covering shows on Broadway, off-Broadway, in London's West End, and in Toronto. In addition, TDI is a live theater marketing and sales agency serving businesses and groups including domestic and international travel professionals and traveling consumers. Hollywood Media also sells Broadway tickets through 1-800-BROADWAY, which was launched in November 2001, and on Broadway.com.

         The intellectual properties division owns or controls the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities, which it licenses across all media, including books, films and television, multimedia software, and other products. Hollywood Media acquires the rights to its intellectual properties pursuant to agreements that grant it exclusive rights in the intellectual property itself as well as the right to use the creator's name in the title of the intellectual property. The intellectual properties division also includes a 51%-owned book development and licensing operation named Tekno Books which focuses on developing and executing book projects, typically with best-selling authors, which books are then licensed for publication to book publishers. Tekno Books generates revenues from new book projects in the form of non-refundable advances paid by publishers and from royalties from its library of book titles.

         Hollywood Media is a 50% partner in NetCo Partners. NetCo Partners was formed in June 1995 as a joint venture between Hollywood Media and C.P. Group, Inc., a company in which best-selling author Tom Clancy is a shareholder. NetCo Partners is engaged in the development and licensing of Tom Clancy's NetForce. Hollywood Media records 50% of the earnings in NetCo Partners as equity in earnings of investments.

         In December 1999, Hollywood Media closed all of its retail store operations and has written off the assets relating to such operations (Note 9).

         In January 2001, Hollywood Media closed its e-commerce division which Hollywood Media opened in November 1998.

         In 2000, Hollywood Media acquired an interest in MovieTickets.com Inc., a joint venture, primarily with AMC Entertainment Inc. (AMC), National Amusements, Inc. (NAI), Viacom Inc. and America Online, Inc. (AOL). At December 31, 2001, Hollywood Media shares in 27.1% of the losses or income generated by joint venture at December 31, 2001. The MovieTickets.com web site, which launched in May 2000, allows users to purchase movie tickets online and retrieve them at "will call" windows or kiosks at the theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at the theater. The web site features movie content from Hollywood Media's various divisions for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos and box office results. MovieTickets.com generates revenue from the sale of advertising and from service fees charged to users for the purchase of tickets. These revenues are not included in Hollywood Media's revenues. Hollywood Media records its share of the earnings or loss in MovieTickets.com as equity in earnings of investments.

         Hollywood Media has expended significant funds developing its ticketing, business to business, Internet ad sales, intellectual property, e-commerce, and other businesses. Operating losses since inception have contributed to an accumulated deficit of $154,621,211 at December 31, 2001. The success of Hollywood Media's operations in future years is dependent on its ability to generate adequate revenues and cash flows to offset operating expenses. Hollywood Media expects to incur additional losses during the next several years while it continues to grow its businesses. Hollywood Media's operating plans and assumptions indicate that anticipated cash flows, when combined with other potential sources of capital, will be sufficient to meet working capital requirements for the year 2002. There can be no assurances that Hollywood Media will be able to generate sufficient revenues from these activities to cover its costs and therefore, Hollywood Media may continue to incur losses and negative cash flows from operations. To the extent that Hollywood Media does not generate sufficient revenues to offset expenses Hollywood Media will require further financing to fund ongoing operations.

         In the event that Hollywood Media requires additional funding and cannot secure such additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $5 million in order to enable Hollywood Media to meet its working capital requirements during 2002; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media raises no less than $5 million from other sources and such additional funding is not expended on acquisitions. This commitment terminates January 1, 2003.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of Hollywood Media, its wholly owned subsidiaries, and its 51% and 50.5% owned subsidiaries, Tekno Books and Fedora, Inc., respectively. All significant intercompany balances and transactions have been eliminated in consolidation and a minority interest has been established to reflect the outside ownership of Tekno Books and Fedora, Inc. Hollywood Media's 50% and 27.1% ownership interests in NetCo Partners and MovieTickets.com, respectively, are accounted for under the equity method of accounting.

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

         Significant estimates and assumptions embodied in the accompanying financial statements include the adequacy of reserves for accounts receivables and closed stores and Hollywood Media's ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets.

         Cash and Equivalents
         --------------------

         Hollywood Media considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $817,924 and $1,549,731 at December 31, 2001 and 2000, respectively.

         Receivables
         -----------

         Receivables consist of amounts due from customers who have advertised on Hollywood Media's web sites, have purchased content from Hollywood Media's syndication businesses, have purchased live theater tickets and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $375,681 and $567,702 at December 31, 2001 and 2000, respectively.

Changes in the allowance for doubtful accounts consisted of:

                                                     December 31,
                                        ---------------------------------------

                                           2001           2000          1999
                                        ---------      ---------      ---------

Balance at beginning of year            $ 567,702      $ 131,029      $  39,982
Additions charged to expense              550,117        504,539         82,237
Write offs                               (742,138)      (137,544)       (39,981)
Additions from acquired companies              --         69,678         48,791
                                        ---------      ---------      ---------

Balance at end of year                  $ 375,681      $ 567,702      $ 131,029
                                        =========      =========      =========

         Inventory
         ---------

         Inventory consists of theater tickets sold to groups, individuals and travel agencies, and are carried at cost. The inventory balance at December 31, 2001 consists of unsold inventory of $418,372 and sold inventory of $6,668,072 for which revenue has been deferred until the performance of the show has taken place. Provision has been made for unsold ticket inventory.

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

Intangible Assets, net consist of the following:

                                                            December 31
                                                   ----------------------------
                                                       2001            2000
                                                   -----------      -----------

NATO contract acquired with hollywood.com          $ 4,567,513      $ 4,567,513
Patents and trademarks                                 203,368          203,368
Web addresses                                        2,167,500        1,682,500
Other                                                   87,917             --
                                                   -----------      -----------
                                                     7,026,298        6,453,381
Less accumulated amortization                       (4,682,209)      (2,707,802)
                                                   -----------      -----------
                                                   $ 2,344,089      $ 3,745,579
                                                   ===========      ===========

         The National Association of Theatre Owners ("NATO") contract is being amortized on a straight-line basis over 3 years, the term of the contract. Patents and trademarks are being amortized on a straight-line basis over 17 years. Web addresses and other are amortized over 5 years.

         Goodwill, net consists of the following:

                                                         December 31,
                                               --------------------------------
                                                   2001                 2000
                                               ------------        ------------

Hollywood.com acquisition                      $ 27,990,480        $ 27,990,480
CinemaSource acquisition                         12,670,172          12,670,172
Baseline acquisition                              8,457,133           8,457,133
BroadwayTheater.com acquisition                   1,702,420           1,405,617
TDI acquisition                                   2,140,173           1,163,646
AlwaysI Acquisition                                 405,132                --
Tekno Books and Fedora                              391,211             391,211
                                               ------------        ------------
                                                 53,756,721          52,078,259
Less accumulated amortization                   (13,101,269)         (7,846,881)
                                               ------------        ------------
                                               $ 40,655,452        $ 44,231,378
                                               ============        ============

         Goodwill relating to the acquisition of Tekno Books and Fedora, Inc., was being amortized on a straight-line basis over 20 years. Goodwill relating to all other acquisitions and investments was being amortized on a straight-line basis over 10 years. Refer to Note 5 for a discussion of recently issued accounting standards.

         Impairment of Long-Lived Assets
         -------------------------------

         Hollywood Media applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under the provisions of this statement, Hollywood Media has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

         Hollywood Media evaluates the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. Hollywood Media determines fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in 2001, 2000, or 1999 other than the asset write downs discussed in Note 9 and Note 11.

         Revenue Recognition
         -------------------

         Revenue recognition policies for ticketing, syndication, advertising, book packaging and licensing, e-commerce and retail are set forth below.

         Ticketing. Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational facilities.

         Prior to January 1, 2001, revenue from ticket sales was recognized when collection was assured and delivery to the customer had taken place. Effective January 1, 2001, Hollywood Media changed its method of revenue recognition to the date of performance for all ticket sales. The impact of this change on the financial statements for the periods prior to January 1, 2001 was not material. The impact on reported results of operations for 2000 would have been a reduction of recognized net revenues of approximately $350,000 or 1.2% and an increase in reported net loss of $46,000 or .09%.

         Ticket revenue and cost of revenue are recorded on a gross basis in the accompanying consolidated statements of operations.

         Syndication. Syndication revenue is derived from the sale of the entertainment related content to other businesses. Revenue is recorded after the information has been delivered and collection of the resulting receivable is reasonable assured. Royalty income is recognized pursuant to contract terms when it is assured, generally upon collection.

         Advertising Revenue. Advertising revenue is derived from the sale of advertising on Hollywood Media's web sites. Advertising revenue is recognized over the period that the advertisement is displayed, provided that no significant obligations of Hollywood Media remain and collection is reasonably assured. Hollywood Media's obligations typically include guarantees of a minimum number of impressions or times that an advertisement is viewed by users of Hollywood Media's web sites. Revenue is recognized based on the number of impressions delivered to the customer.

         Book Packaging and Licenses. Licensing revenues in the form of non-refundable advances and other guaranteed royalty payments are recognized when the earnings process has been completed, which is generally upon the delivery of a completed manuscript and acceptance by the publisher. Non-guaranteed royalties based on sales of licensed products and on sales of books published directly by Hollywood Media are recognized as revenues when earned based on royalty statements or other notification of such amounts from the publishers.

         Revenue relating to Hollywood Media's book licensing business is recognized when the earning process is complete, typically when a publisher accepts a book for publishing. Advances received from publishers are recorded as deferred revenues until the book is accepted by the publisher. Revenues are recorded net of agents' fees. In the book licensing division, expenditures for co-editors and permission payments are also deferred and recorded as prepaid expenses until the book is accepted by the publisher, at which time such costs are expensed.

         E-commerce. E-commerce revenue was derived from the sale of entertainment-related merchandise over the web. E-commerce revenue was recognized once the product had been shipped and payment was reasonably assured. Hollywood Media purchased the merchandise for resale to its customers and accordingly, recorded revenue and cost of sales on a gross basis in the accompanying statements of operations. The e-commerce division was closed in January 2001.

         Retail. Revenue relating to sales at Hollywood Media's retail stores was recognized at the time of sale. All retail locations were closed in December 1999.

         Web Site Development Costs
         --------------------------

         In accordance with Statement of Position ("SOP") No. 98-1 Hollywood Media capitalizes certain costs relating to the development of its web sites and certain costs related to substantial upgrades and enhancements made to the web sites that result in added functionality. Web site development costs capitalized during the year ended December 31, 2001 and 2000 were $543,151 and $430,645, respectively. There were no web site development costs capitalized for the year ended December 31, 1999. Web site development costs are generally amortized over a 3 year period.

         Barter Transactions
         -------------------

         Hollywood Media periodically enters into barter agreements with other Internet companies to exchange advertising on each other's web sites. Prior to January 20, 2000, Hollywood Media reported revenue and expense from Internet advertising barter transactions on a "gross" basis, and valued the transactions using an average rate per thousand impressions earned on similar sales of advertising for cash. In January 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached consensus on EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." As permitted under EITF 99-17, Hollywood Media adopted the consensus prospectively for transactions occurring after January 20, 2000. EITF No. 99-17 allows gross reporting of advertising barter transactions only where barter transactions can be supported by an equivalent quantity of similar cash transactions. Total Internet barter advertising in 1999 was $480,100. Hollywood Media has not determined what portion of this revenue would have been disallowed under EITF 99-17, but management believes the impact would not be material to 1999 revenue. Under EITF 99-17 Hollywood Media would not have recognized $220,000 in barter revenue and expense in 1999, associated with the ABC programming agreement. See
b. Retail Operations.

         Prior to January 20, 2000 Hollywood Media entered into barter arrangements that were accounted for in accordance with APB Opinion No. 29 "Accounting for Nonmonetary Transactions." APB 29 indicates that accounting for a nonmonetary transaction, such as barter, should be based on the fair values of the assets transferred unless those fair values are not determinable with reasonable limits.

         a. Internet Operations. Hollywood Media recorded $185,195, $956,181 and $480,100 in 2001, 2000 and 1999 respectively, in barter revenue and expense relating to Internet advertising.


         Hollywood Media records barter revenue and expense under the NATO contract, which Hollywood Media acquired through its acquisition of hollywood.com, Inc. in 1999. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collects and compiles movie showtimes data for NATO member theaters and hosts web sites for each of the theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provides ongoing web site maintenance services for each of the theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters promote the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before feature films that play in most NATO-member theaters. Hollywood Media records revenue and expense from these activities measured at the fair value of the services exchanged in accordance with APB 29 "Accounting for Nonmonetary Transactions." In 2001, 2000 and 1999 Hollywood Media recorded $2,981,750, $2,981,750 and $1,913,290, respectively, in revenue and expense under the NATO contract.

         b. Retail Operations. In 1999 Hollywood Media recorded the exchange of air time given on television monitors in its retail stores and promotional space given on its web site for advertising air time received on local ABC affiliate television stations at the estimated fair value of the air time received from the American Broadcasting Company ("ABC") affiliates in accordance with APB 29. The income and expense were recorded in equal amounts at the time when the advertising air time was received from ABC. Hollywood Media recorded revenue and selling and marketing expenses of $220,000 in 1999, relating to the ABC programming agreement. This agreement was terminated in 1999.

         Comprehensive Income
         --------------------

         SFAS No. 130, "Reporting Comprehensive Income" requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Adoption of this statement did not impact Hollywood Media's consolidated financial statements. For all periods presented, there were no differences between reported net loss and comprehensive income (loss).

         Segment Information
         -------------------

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosure regarding Hollywood Media's business segments is contained in Note 17.

         Loss Per Common Share
         ---------------------

         SFAS No. 128, "Earnings Per Share", requires companies to present basic and diluted earnings per share ("EPS"). Loss per common share is computed by dividing net loss after deducting dividends applicable to preferred stock, by the weighted average number of common and common equivalent shares outstanding as follows:

                                                           YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------

                                                  2001              2000              1999
                                              ------------      ------------      ------------
Net Loss                                      $(41,829,905)     $(51,847,500)     $(24,657,024)
Preferred Stock Dividends                             --                --            (111,754)
                                              ------------      ------------      ------------

Net Loss Available to Common Shareholders     $(41,829,905)      (51,847,500)      (24,768,778)
                                              ============      ============      ============

Weighted Average Shares Outstanding             26,056,911        23,270,862        12,310,195
                                              ------------      ------------      ------------

Loss per Share, Basic and Diluted             $      (1.61)     $      (2.23)     $      (2.01)
                                              ============      ============      ============

         Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 4,609,156, 4,107,587 and 4,041,927 were excluded from the calculation of diluted loss per share in 2001, 2000 and 1999, respectively, because their impact was anti-dilutive.

         Stock-Based Compensation
         ------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation," allows either adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations with supplemental disclosures. Hollywood Media has chosen to account for all stock-based arrangements under which employees receive shares of Hollywood Media's stock under APB 25 and make the related disclosures required by SFAS No. 123. Pro forma loss per share, as if the fair value method had been adopted, is presented in Note 12. Stock options and warrants granted to non-employees are accounted for under the fair value method prescribed by SFAS No. 123 and related interpretations.

         Advertising Costs
         -----------------

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. As further described in Note 11, in the first quarter of 2000, Hollywood Media issued common stock and warrants with a fair value of approximately $137 million to CBS in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years and $10.8 million in cash. Hollywood Media is entitled to utilize a specified portion of this advertising each contract year. The deferred advertising is carried on Hollywood Media's balance sheet as a deferred asset and is being amortized as it is utilized over the contract period. Advertising expense recorded related to CBS advertising for 2001, 2000 and 1999 was $27,822,802, $24,244,647 and $2,344,950, respectively, as is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS advertising." All other advertising costs are reported as selling and marketing expenses in the accompanying consolidated statements of operations and include non-cash advertising expense for barter transactions of $3,166,945, $3,937,931 and $2,613,390 for 2001, 2000 and 1999, respectively.

         401(K) Plan
         -----------

         Hollywood Media established a 401(K) Plan (the Plan) effective January 1, 2001. All employees of Hollywood Media meeting certain eligibility requirements, are eligible to participate in the Plan. The Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (not to exceed a statutorily prescribed annual limit). All amounts contributed by employee participants in conformance with Plan requirements and earnings on such contributions are fully vested at all times. For 2001, Hollywood Media matched 50% of the first 8% of the employee contributions in common stock with a fair value of $136,953, for those employees still employed on December 31, 2001. Only those employed on the last day of the Plan year will be eligible for a Hollywood Media match. The match was paid in 20,777 shares of Hollywood Media common stock subsequent to December 31, 2001.

         Reclassifications
         -----------------

         Certain reclassifications were made to prior year statements to conform with the current year's presentation.

(3) ACQUISITIONS:
----------------

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

         The 1999 acquisitions of CinemaSource, hollywood.com and Baseline II were accounted for under the purchase method of accounting and accordingly, the operating results of CinemaSource, hollywood.com and Baseline have been included in Hollywood Media's consolidated financial statements since the respective dates of acquisition. The excess of the aggregate purchase prices over the fair value on net assets acquired in 1999 of $9.1 million is being amortized over 10 years.

         In January 2000, Hollywood Media completed the acquisition of the web address Broadway.com from Broadway Technologies Group (seller) for a purchase price of $1.6 million, paid with $1.0 million in cash and 35,294 shares of common stock, valued at $17 per share, the fair value of the stock on the date of the purchase agreement. The 35,294 shares of common stock issued were restricted from resale for one year. Under the terms of the purchase agreement the seller had the right to require Hollywood Media to repurchase these shares for $17 per share after one year. The seller exercised this right and Hollywood Media became obligated to pay $452,187 to the seller representing the excess of $600,000 over the fair value of the shares on the date of exercise. The fair value of the common stock was originally recorded in equity. Upon exercise of the option we reclassified the amount of the cash liability from equity to other accrued expenses. The outstanding balance for this liability at December 31, 2001 was $114,687 and is included in other accrued expenses. In addition, in April 2001, in exchange for the seller allowing Hollywood Media to pay the obligation over 12 months, we issued to the seller a warrant to purchase 40,000 shares of common stock at an exercise price of $4.15 per share, with a fair value of $121,537, calculated using Black Scholes. The value of the warrant was expensed in the accompanying condensed statement of operations as other expense in 2001. The $1.6 million purchase price was recorded in the accompanying Consolidated Balance Sheet as an intangible asset. Acquisition costs incurred amounted to $2,856 and were charged to additional paid-in capital in 1999. The Broadway.com web site offers a comprehensive database of professional theater showtimes listings, with listings for more than 2,400 venues around the country and in London, as well as show synopses, cast and crew credits and biographies, digitized show previews and showtunes, a community chat area, interviews and the ability to purchase Broadway, off-Broadway and London theater tickets online.

         On May 1, 2000, Hollywood Media acquired substantially all of the assets of BroadwayTheater.com, Inc. ("BroadwayTheater.com") a privately held company, for $135,000 in cash, 83,214 shares of common stock valued at $14.00 per share the closing market price on the date of issuance and options valued at $128,752 to purchase 12,500 shares of common stock at $9.75 per share. The asset purchase agreement for BroadwayTheater.com includes an earn-out provision which obligates Hollywood Media to issue additional shares of common stock to the seller each year for a three-year period if certain gross profit targets are achieved. The contingent payment is a fixed number of shares each year (28,572) if gross profit targets, representing 25% growth over the prior year, are achieved each year. The gross profit targets were satisfied for year one. As a result, Hollywood Media issued 28,572 shares of common stock valued at $5.25 per share, the closing market price on the date of issuance, and recorded the $150,003 as goodwill. A total of 57,142 contingent shares remain at December 31, 2001. BroadwayTheater.com sells live theater tickets online predominately for Broadway, off-Broadway and London's theater performances, through Broadway.com which is owned by Hollywood Media. BroadwayTheater.com was consolidated operationally into Broadway.com.

         Effective September 15, 2000, Hollywood Media acquired Theater Direct NY, Inc. ("TDI") for 66,291 shares of common stock valued at $505,719 or $7.63 per share and assumed $750,000 in promissory notes. In addition, Hollywood Media issued 195,874 shares of common stock as contingent consideration to be delivered to the seller if certain conditions were satisfied at the end of the twelve month period following the date of acquisition. On September 26, 2001 these shares were released from escrow and were valued at $3.63 per share or $711,023, the closing market price on the date the conditions were satisfied, and recorded as goodwill. TDI is a ticketing wholesaler primarily to businesses such as travel agencies, tour operators and educational institutions for live theater productions running on Broadway, off-Broadway and in London.

         On July 27, 2001, Hollywood Media acquired certain assets of Always Independent Entertainment Corp. ("AlwaysI"), a privately held company, for 210,731 shares of common stock valued at $5.79 per share, the closing market price on the date the transaction closed or $1,220,132. AlwaysI offers independent films to subscribers over the Internet and licenses films to third parties. Hollywood Media has integrated the AlwaysI subscription service as a distinct channel on Hollywood.com. Filmmakers are charged a fee to place their films on the web site and subscribers are charged a monthly fee to view the films.

         The acquisitions of BroadwayTheater.com, TDI, and AlwaysI were accounted for under the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements since the respective dates of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired is being amortized over ten years for acquisitions completed prior to June 30, 2001.

         The purchase price was allocated to assets and liabilities acquired as follows:

                                                            BroadwayTheater.com
                                                AlwaysI              TDI
                                                 2001               2000
                                              -----------    ------------------
Tangible assets (excluding cash acquired)     $   515,000        $   981,500
Goodwill                                          405,132          2,754,271
Liabilities assumed                                  --           (1,639,008)
                                              -----------        -----------
Total purchase price                              920,132          2,096,763
Less value of common stock issued              (1,220,132)        (1,799,468)
                                              -----------        -----------

Paid, net of cash acquired                    $  (300,000)       $   297,295
                                              ===========        ===========

Net cash acquired                             $  (300,000)       $  (143,505)
Acquisition costs                                    --              440,800
                                              -----------        -----------

Cash paid, net of cash acquired               $  (300,000)       $   297,295
                                              ===========        ===========

         The following are unaudited pro forma combined results of operations of Hollywood Media, hollywood.com, CinemaSource, Baseline and TDI for the years ended December 31, 2000 and 1999, as if the acquisitions had occurred on January 1, 1999:

                                                     YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                    2000               1999
                                               --------------      ------------

Net Revenues                                   $   48,019,715      $ 30,472,655
                                               ==============      ============

Net Loss                                       $  (51,708,630)     $(32,144,680)
                                               ==============      ============

Pro Forma Diluted Loss Per Share               $        (2.22)     $      (2.35)
                                               ==============      ============

Weighted Average Shares Outstanding                23,319,536        13,742,734
                                               ==============      ============


         These unaudited pro forma combined results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and certain contractual adjustments to salaries. They do not purport to be indicative of the results of operations which actually would have resulted had the acquired companies been under common control prior to the date of the acquisition or which may result in the future. The pre-acquisition results of operations of BroadwayTheater.com and AlwaysI are not material to Hollywood Media's consolidated results of operations and therefore have been excluded from the pro forma combined results of operations.

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS:
---------------------------------------

         The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value due to the short maturity of the instruments. The carrying value of notes payable approximates fair value because the interest rates approximate the market rates.

(5) RECENTLY ISSUED ACCOUNTING STANDARDS:
----------------------------------------

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. Hollywood Media adopted SFAS No. 133 effective January 1, 2001. Adoption of SFAS No. 133 did not impact consolidated financial statements, as Hollywood Media currently has no derivatives.

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

         The EITF of the FASB reached a consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on the types of costs incurred to develop web sites that should be capitalized or expensed. Hollywood Media adopted this consensus in 2000. Such adoption did not have a material effect in Hollywood Media's consolidated financial position or results of operations.

         In January 2000, the EITF reached consensus on EITF Issue No. 99-17 "Accounting for Advertising Barter Transactions." EITF 99-17 establishes guidelines for reporting revenue and expense from non-monetary transactions involving exchange of advertising. The consensus stipulates that revenue and expense should be recognized from an advertising barter transaction only if the fair value of the advertising surrendered in the transaction is determinable based on the entity's own historical practice of receiving cash for similar advertising sold to parties unrelated to the party in the barter transaction. Hollywood Media adopted EITF 99-17 prospectively for transactions occurring after January 20, 2000 (see Note 2).

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

         In June 2001, the Financial Accounting Standard Board issued Statement ("SFAS" 141), "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 141 also requires allocation of purchase price to certain classes of identifiable intangibles. Under SFAS 142, goodwill related to acquisitions after June 30, 2001 will not be amortized. In addition, amortization of goodwill related to businesses acquired prior to June 30, 2001 will cease on January 1, 2002. Hollywood Media's annual goodwill amortization is approximately $5.3 million. Upon adoption of SFAS 142, Hollywood Media will no longer record goodwill amortization. However, under SFAS 142 recorded goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. The fair value test will first be applied as of the transition date, January 1, 2002. SFAS 142 requires continued amortization of identifiable intangibles over their useful lives, except for intangibles with indefinite lives, which will not be amortized. The lives of intangibles will no longer be subject to the 40 year maximum, which exists under the current rules. Hollywood Media adopted SFAS 141 for businesses acquired after June 30, 2001. Hollywood Media believes provisions of SFAS 142 did not materially impact the results of operations.

         In June 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations." This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The more significant of these changes includes measuring all future obligations at fair value and discounting obligations to reflect today's dollars. This statement requires a cumulative effect approach to recognizing transition amounts for existing retirement obligations. Hollywood Media does not believe that the adoption of SFAS 143 will have a material impact on its consolidated results of operations.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. Hollywood Media is currently evaluating the provisions of SFAS 144 and has not yet determined the effect of this pronouncement on its financial position and results of operations.

(6) PROPERTY AND EQUIPMENT, NET:
-------------------------------

         Property and equipment, net consists of:

                                                          December 31,
                                                 ------------------------------
                                                     2001             2000
                                                 -----------        -----------

Furniture and Fixtures                           $   638,715        $   593,758
Equipment                                          3,136,915          2,962,002
Web Development                                      794,488            430,645
Equipment Under Capital Leases                     1,086,041            565,623
Leasehold Improvements                               122,929             70,752
Deferred Project Costs                               201,630               --
                                                 -----------        -----------
                                                   5,980,718          4,622,780
Less:  Accumulated Depreciation and
             Amortization                         (3,188,206)        (1,819,940)
                                                 -----------        -----------
                                                 $ 2,792,512        $ 2,802,840
                                                 ===========        ===========

         Depreciation and amortization expense of property and equipment was $1,557,554, $1,089,569 and $1,486,458 for the years ended December 31, 2001,
2000 and 1999, respectively.

(7) CAPITAL LEASE OBLIGATIONS:
-----------------------------

         Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2001 are as follows:

Year                                                        Amount
----                                                     -----------
2002                                                     $   767,327
2003                                                         320,927
2004                                                         114,956
2005                                                          35,425
2006                                                          17,713
                                                         -----------
Minimum Lease Payments                                     1,256,348
Less amount representing interest                           (138,338)
                                                         -----------
Present value of net minimum lease payments                1,118,010
Less: current portion                                       (659,620)
                                                         -----------
                                                         $   458,390
                                                         ===========

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

         In June 2001, Hollywood Media issued 88,000 shares of common stock valued at $495,795 as a payment towards outstanding capital lease obligations related to our former brick and mortar retail operations, pursuant to the terms of a settlement agreement. The total settlement was $796,000, payable in common stock with the balance payable in monthly installments of cash. The unpaid balance at December 31, 2001, included above was $166,856.

(8) DEBT:
--------

         In connection with the TDI acquisition on September 15, 2000, Hollywood Media signed two promissory notes payable to the former owner. The first is an interest bearing note payable with a face value of $500,000, principal payable monthly. The note bears interest at Citibank, N.A. prime plus 1% annum (5.75% at December 31, 2001). The second promissory note is a one year non-interest bearing note with a face value of $250,000. The maturity date of both notes has been extended to June 30, 2002 with cash payments of $100,000 and the balance to be paid in restricted stock of Hollywood Media, at the current market price.

         During 2001, Hollywood Media's Chairman and Chief Executive Officer and Hollywood Media's President advanced $1,570,000 to Hollywood Media under an unsecured line of credit facility of which $1,120,000 was repaid with interest at the JP Morgan prime rate (4.75% at December 31, 2001). Interest expense on these advances was $1,870 for 2001. At December 31, 2001, the outstanding balance under this line of credit was $450,000.

         On May 20, 1999, Hollywood Media delivered a $1,928,138 one-year unsecured promissory note of Hollywood Media payable to Times Mirror as partial consideration for the acquisition of hollywood.com, Inc. This note was paid on June 16, 2000 by issuing 152,548 shares of Hollywood Media's common stock valued at $12.64 per share.

         During the first quarter of 1999, Mitchell Rubenstein, Hollywood Media's Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, Hollywood Media's Vice Chairman and President, agreed to increase their previously extended $1.1 million unsecured line of credit facility to Hollywood Media to $5.5 million to enable Hollywood to meet its working capital requirements for the balance of 1999. The interest rate on the line of credit was set at the JP Morgan Bank prime rate of interest. This commitment terminated in accordance with its terms during the second quarter of 1999 as a result of Hollywood Media raising in excess of $5.5 million from other sources for working capital purposes. During the second quarter of 2000, Mitchell Rubenstein and Laurie S. Silvers, advanced $2,050,000 under an unsecured line of credit facility to Hollywood Media. Hollywood Media drew upon this line of credit in the second quarter of 2000 to enable Hollywood Media to meet its obligation to lend a former shareholder of CinemaSource funds to pay a portion of the shareholder's taxes resulting from the sale of CinemaSource to Hollywood Media. The loan was made by Hollywood Media pursuant to the original purchase agreement to acquire CinemaSource. The loan made to Hollywood Media by Mr. Rubenstein and Ms. Silvers was repaid in full in 2000. Interest expense on this line of credit amounted to $30,176 and $2,049 for 2000 and 1999, respectively.

(9) ACCRUED RESERVE FOR CLOSED STORES:
-------------------------------------

         In 1998, Hollywood Media aggressively pursued closure of its retail kiosk locations, terminating 15 of 29 mall leases. In 1999, Hollywood Media decided to exit its brick and mortar retail operation altogether and closed its remaining stores. Hollywood Media recorded a provision of $4,551,094 in 1999 for asset impairments, inventory write-downs, and the estimated cost of early lease terminations. The $4,551,094 charges recorded in 1999 were comprised of the following: a $2,118,228 non-cash asset impairment charge to write-off the remaining assets of Hollywood Media's brick and mortar retail business (such assets consisted primarily of the remaining carrying value of kiosks, leasehold improvements, computer systems and other furniture and equipment); $782,866 comprised of management's best estimate of future contractual lease payments less, to the extent deemed probable, any reduction from early termination settlements reached with the lessors plus the estimated cost of negotiating such settlements; and $1,650,000 for a settlement reached with a franchisee. In 1998, Hollywood Media entered into an agreement with a franchisee who obtained the exclusive rights to open traditional brick and mortar retail stores in the Phoenix, Arizona market area. Following the decision in 1999 to fully exit the brick and mortar retail business, including the franchise operations Hollywood Media negotiated a settlement with the franchisee to avoid threatened litigation. In connection with the settlement Hollywood Media issued 100,000 unregistered shares of common stock valued at $1,650,000 to the franchisee. The shares were issued in February 2000 and were valued at $16.50 per share, the market price on the close of business the day prior to the date of issuance. In

2000, Hollywood Media made cash payments totaling $21,104 in connection with lease settlements and recorded additional charges of $233,763 associated with exiting its brick and mortar retail business. These charges included approximately $53,034 in an upward revision to the estimated cost of lease obligations, $50,000 in additional estimated costs for settling the remaining lease obligations and $130,729 of additional asset write-offs related to Hollywood Media's retail business. The balance at December 31, 2000 of $798,362 consists primarily of estimated liabilities remaining on lease obligations. The balance at December 31, 2001 of $42,144 consists of an estimate of Hollywood Media's obligation under a lease for a kiosk location that was abandoned. This matter is the subject of outstanding litigation against Hollywood Media. Management expects this lease matter to be resolved within 2002.

The rollforward of the activity in reserve for closed stores is as follows:

                                         BEGINNING                       NON-CASH         CASH
                                          BALANCE        PROVISION       CHARGES           PAID            OTHER          BALANCE
                                        -----------     -----------     -----------     -----------     -----------     -----------
December 31, 1999
-----------------

Activity-provision for closed stores:
   Write down of fixed assets
     held, not in use                   $        --     $ 2,118,228     $(2,118,228)    $        --     $        --     $        --
   Lease exit costs-contractual             307,042         705,880              --        (259,992)        (86,498)        666,432
   Lease exit costs-estimated
     settlement costs                            --          76,986              --         (26,986)             --          50,000
   Costs to settle franchise
     rights                                      --       1,650,000              --              --              --       1,650,000
                                        -----------     -----------     -----------     -----------     -----------     -----------
   Total December 31, 1999                  307,042       4,551,094      (2,118,228)       (286,978)        (86,498)      2,366,432
                                        -----------     -----------     -----------     -----------     -----------     -----------

December 31, 2000
-----------------

Activity-provision for closed stores:
   Write down of fixed assets
     held, not in use                            --         130,729        (130,729)             --              --              --
   Lease exit costs-contractual             666,432          53,034              --         (21,104)             --         698,362
   Lease exit costs-estimated
     settlement costs                        50,000          50,000              --              --              --         100,000
   Costs to settle franchise
     rights                               1,650,000              --              --              --      (1,650,000)             --
                                        -----------     -----------     -----------     -----------     -----------     -----------
   Total December 31, 2000                2,366,432         233,763        (130,729)        (21,104)     (1,650,000)        798,362
                                        -----------     -----------     -----------     -----------     -----------     -----------

December 31, 2001
-----------------

Activity-provision for closed stores:
   Lease exit costs-contractual             698,362        (196,218)             --        (460,000)             --          42,144
   Lease exit costs-estimated
     settlement costs                       100,000         (51,439)             --         (48,561)             --              --
                                        -----------     -----------     -----------     -----------     -----------     -----------
   Total December 31, 2001              $   798,362     $  (247,657)    $        --     $  (508,561)    $        --     $    42,144
                                        ===========     ===========     ===========     ===========     ===========     ===========

(10) OTHER ACCRUED EXPENSES:
---------------------------

         Other Accrued Expenses consist of the following:

                                                             December 31,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------

Compensation and benefits                              $  802,308     $  496,032
Accrued liability - theater tickets purchased             430,323        157,128
Professional fees                                         249,207        166,182
Insurance                                                 130,811        152,978
Acquisition costs                                              --        190,330
Licensing fees                                             47,517         91,800
Interest                                                   24,069         57,159
Royalties                                                  44,517         39,480
Other                                                     458,673      1,093,024
                                                       ----------     ----------
                                                       $2,187,425     $2,444,113
                                                       ==========     ==========

(11) OFFERINGS OF SECURITIES:
----------------------------

         On June 30, 1998, Hollywood Media entered into a private equity line of credit agreement with two accredited investors and on January 7, 1999, this agreement was amended to increase the number of shares that could be issued under the equity line of credit. Pursuant to this agreement, as amended, the investors issued irrevocable commitments to purchase 433,334 shares of common stock of Hollywood Media over a one-year period. The purchase prices for the shares of stock issued to two accredited investors in connection with their equity line of credit during 1998 and 1999 were determined in accordance with the terms of the private equity line of credit agreement between Hollywood Media and the investors. The price for the initial $500,000 equity investment was the lowest closing bid price for Hollywood Media's stock during the five trading days preceding the date of issuance. Subsequent investments were made at 88% of the lowest closing bid price during the two trading days immediately preceding and the two trading days immediately following Hollywood Media's delivery of notice to the investors of the amount that Hollywood Media intended to sell to the investors. These terms were negotiated on an arms length basis with the investors. In conjunction with establishment of the equity line of credit, Hollywood Media issued three-year warrants to these investors to purchase 45,000 shares of Hollywood Media's common stock for an average price of $2.89 per share. The fair value of 45,000 warrants issued to the investors was approximately $130,000 at the time of issuance determined using the Black Scholes Valuation Model ("Black Scholes"), and was included in additional paid in capital. The exercise price of the warrants for 20,000 of the shares was initially set at 130% of the market price, as defined, subject to reduction (to an amount not less than 100% of the market price) depending on the number of initial shares of Hollywood Media's common stock that the investors still own six months subsequent to their initial purchase. On June 30, 1998, the investors purchased an initial 100,000 shares of Hollywood Media's common stock at the market price of $5.00 per share. On November 24, 1998, Hollywood Media sold an additional 77,042 shares of common stock to these investors for $6.49 per share. Gross proceeds of $1,000,000 from the sale of these securities were received during 1998. Costs related to establishment of the equity line of credit and for the issuance of the securities pursuant to this line of credit totaling $99,855 were charged to additional paid-in capital. In addition, Hollywood Media issued 28,000 shares of common stock to the placement agent as part of this transaction which were valued at $156,657. During 1999, Hollywood Media issued 256,292 shares of common stock, for net proceeds of $2,468,659.

         In September and November 1998, Hollywood Media sold 250 shares of its 7% Series D Convertible Preferred Stock (the "Series D Preferred Stock") to two accredited investors. Hollywood Media realized gross proceeds of $2,500,000 from this private placement, less expenses and placement fees of $281,917. In connection with this transaction, Hollywood Media also issued two five-year warrants to each investor. The two warrants entitle the investors to purchase a number of shares of common stock equal to the aggregate purchase price of shares of Series D Preferred Stock acquired divided by the closing price of the common stock on the trading date immediately before the date of purchase, multiplied by 20% and 30% respectively, at exercise prices equal to 150% and 125% respectively, of such closing price, subject to certain adjustments. The value of the warrants on the dates of issuance of $414,372, less expenses of $33,730, has been deducted from the stated value of the Series D Preferred Stock and is reflected as additional paid-in capital. The warrants were valued using Black Scholes. Commissions and cost of issuance have been prorated between the Series D Preferred Stock and the warrants. The stock purchase agreement also provides for the potential issuance of adjustment shares of Hollywood Media's common stock to the holders of the Series D Preferred Stock under certain limited conditions. All outstanding shares of Series D were converted into shares of common stock in 1999 and adjustment shares were never issued. The Series D Preferred Stock were convertible by the holder into shares of common stock based on an initial conversion price equal to 105% of the average of the closing prices of the common stock for the five trading days ending on the trading day immediately preceding the closing (the "Conversion Price"). The Conversion Price determined at the date of the closing was not materially different from the market price of Hollywood Media's stock on that date. During 1999 the holders of Series D Preferred Stock converted all of the outstanding shares into 679,859 shares of common stock in accordance with the original terms of the preferred stock purchase agreement.

         In November 1998, Hollywood Media sold 50 shares of its 7% Series D-2 Convertible Preferred Stock (the "Series D-2 Preferred Stock") to an accredited investor. Hollywood Media realized gross proceeds of $500,000 from this private placement, less expenses and placement fees of $68,239. In connection with this transaction, Hollywood Media also issued two five-year warrants to the investor. The warrants entitle the investor to purchase 25,000 shares of Hollywood Media's common stock for $5.175 per share and 16,667 shares for $6.26 per share, both of which were above market exercise prices at the time the warrants were issued. The value of the warrants on the date of issuance of $116,941 has been deducted from the stated value of the Series D-2 Preferred Stock and is reflected as additional paid-in capital. The Series D-2 Preferred Stock was convertible by the holder into shares of common stock based on the Series D-2 Preferred Stock's stated value per share of $10,000 at a conversion price of $5.00 per share, which was consistent with the market price of our stock on the closing date. During 1999 the holders of Series D-2 Preferred Stock converted all of the outstanding shares into 100,000 shares of Hollywood Media's common stock in accordance with the original terms of the preferred stock purchase agreement.

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

         On May 17, 1999, Hollywood Media issued 569,820 shares of common stock in a private placement at a purchase price of $21.25 per share. In addition, Hollywood Media issued to the same investors warrants to purchase an aggregate of 189,947 shares of common stock at an exercise price of $21.25 per share. The warrants were valued at $2,866,071 using Black Scholes and are included in additional paid-in capital. The gross proceeds of the private placement were $12,108,675. Hollywood Media issued 42,600 shares of common stock as a fee to the placement agent. The value of the shares ($915,900) was deducted from additional paid-in capital.

         On May 18, 1999, Hollywood Media acquired substantially all of the assets of CinemaSource. The purchase price consisted of cash and 436,191 shares of common stock valued at $12.50 per share. In addition, stock options to acquire 50,000 shares of common stock at an exercise price of $5 per share were issued for services rendered in connection with the acquisition. These stock options were valued at $511,587 using Black Scholes and are included in the purchase price.

         On May 20, 1999, Hollywood Media acquired all of the capital stock of hollywood.com, Inc. The purchase price consisted of an unsecured promissory note for $1,928,138 and 2,300,075 shares of common stock valued at $12.64 per share. As part of the transaction costs Hollywood Media issued 53,452 shares of common stock for services rendered in connection with the acquisition valued at $1,063,315. The amount is included in the purchase price. In addition, Hollywood Media issued warrants to purchase 175,000 shares of common stock with a fair value of $1,415,223 to placement agents used in the transaction. The warrants were valued using Black Scholes and were capitalized as part of the cost of the acquisition.

         On August 31, 1999, Hollywood Media acquired substantially all of the motion picture-related assets of Paul Kagan Associates, Inc. for 492,611 shares of common stock valued at $17.81 per share.

         On August 31, 1999, Paul Kagan, individually, invested approximately $2.5 million in cash in Hollywood Media in exchange for 163,185 unregistered and restricted shares of Hollywood Media common stock in accordance with a subscription agreement dated August 31, 1999.

         In October 1999 Hollywood Media issued 135,000 shares of common stock valued at $2,295,010 to AOL Latin America S.L. ("AOL-LA") plus a ten-year warrant to purchase 100,000 shares of common stock at an exercise price of $21.42 per share and valued at $1,079,350 using the Black Scholes, in exchange for a four-year Interactive Services agreement which provided anchor tenant placement for Spanish and Portugese versions of the Hollywood.com web site on AOL-LA. Hollywood Media created and launched Brazilian, Mexican and Argentinean versions of the Hollywood.com web site in Spanish and Portuguese languages. During the initial four-year term of the agreement Hollywood Media would be entitled to all advertising revenues sold on Hollywood Media's Latin American sites and all product revenues generated by the Big-E web site. In addition, Hollywood Media would be entitled to 65% of any advertising revenues sold on each of Hollywood Media's Latin American web sites by representatives of AOL-LA. This contract was valued at $3,374,360 (the fair value of the equity instruments given) in 1999 and was being amortized over the four-year term of the agreement. Amortization expense of $140,598 is included in the accompanying 1999 consolidated statement of operations. This asset was used to generate advertising revenue on Hollywood Media's web sites targeted to users in Latin America. During the fourth quarter of 2000, Hollywood Media recognized that due to poor economic conditions in Latin America, weak advertising revenues, and lower than expected traffic levels and subscribers, Hollywood Media could no longer expect any significant cash flows from Latin American business. As a result, management's forecast indicated that the carrying value of the asset was not realizable and the entire remaining balance of the asset was written off in December 2000. Amortization expense in the accompanying 2000 consolidated statement of operations includes $3,233,762, representing amortization recorded in the first three quarters of 2000 and the write off of the remaining carrying value in the fourth quarter related to this agreement.

         In December 1999, Hollywood Media issued 35,294 shares of common stock valued at $17 per share, or $600,000, to Broadway Technologies Group, Inc. to acquire the web address Broadway.com. This transaction closed in January 2000 at which time Hollywood Media paid the balance of the $1.0 million purchase price in cash. The stock was held in escrow by legal counsel in 1999 prior to closing. Hollywood Media incurred $2,856 in acquisition costs in 1999 that were charged to additional paid-in capital. The 35,294 shares of common stock issued were restricted from resale for one year. Under the terms of the purchase agreement the seller had the right to require Hollywood Media to repurchase these shares for $17 per share after one year. See Note 3.

         On January 3, 2000, Hollywood Media issued 6,672,031 shares of common stock valued at $19.50 per share or $130,104,605 to CBS in exchange for CBS advertising, promotion and content over a seven year period and $5,303,030 in cash. In addition, CBS received a contingent warrant to purchase 1,178,892 shares of common stock exercisable by committing to provide $5,468,501 of additional advertising to be used over a two-year period and paying $5,468,501 in cash. CBS delivered the required consideration and exercised the warrant on March 28, 2000. The fair value of the warrant was determined to be $12,583,282 using Black Scholes as of March 28, 2000, the commitment date for the transaction. The fair value of common stock and warrants issued to CBS has been recorded in the balance sheet as deferred advertising. Hollywood Media is entitled to receive a fixed amount of advertising over each contract year; therefore the advertising is amortized as it is utilized over the contract period. Hollywood Media amortized $27.8 million, $24.2 million and $2.3 million in CBS advertising for 2001, 2000 and 1999, respectively. Viacom will provide the advertising and promotion across certain of its media properties, including the CBS television network, CBS owned and operated television stations, TNN and CMT cable networks, Infinity Broadcasting Corporation's radio stations and Viacom Outdoor billboards, CBS Internet sites and CBS syndicated television and radio programs. To supplement Hollywood Media's internal sales efforts,

Hollywood Media has the right to require Viacom, in place of providing an equivalent amount of advertising to sell advertisements on the Hollywood.com web site generating advertising revenues of up to $1.5 million per year and has exercised this right for each year through 2003. Hollywood Media will pay an 8% commission on any additional advertising revenues generated by Viacom for Hollywood Media. In 2001 and 2000, Hollywood Media recorded $1,500,000 and $1,875,000, respectively in advertising revenues received from Viacom. In 2001, Hollywood Media received a prepayment of $1,600,000 from Viacom for advertising services which will be delivered in 2002 and 2003. At December 31, 2001, the $1.6 million is recorded as deferred revenue in the accompanying consolidated balance sheet. In 2000, Hollywood Media issued Viacom warrants to purchase 100,000 shares of stock at an exercise price of $7.82 per share in connection with certain marketing commitments of Hollywood Media. These warrants have been valued at $201,892, using Black Scholes.

         On February 8, 2000, Hollywood Media issued 100,000 shares of common stock valued at $1,650,000 in order to reacquire territorial rights as per a franchise agreement. See Note 9.

         On May 1, 2000, Hollywood Media acquired substantially all the assets of BroadwayTheater.com for $135,000 in cash, 83,214 shares of common stock valued at $14.00 per share and options to purchase 12,500 shares of common stock at an exercise price of $9.75 per share. The options were granted to a broker involved in the transaction. These stock options were valued at $128,752 using Black Scholes.

         On June 16, 2000, Hollywood Media issued 152,548 shares of common stock valued at approximately $12.64 per share in order to pay-off an unsecured promissory note payable to the Times Mirror Company.

         On August 22, 2000, Hollywood Media issued 358,423 shares of common stock in a private placement at a purchase price of $8.37 per share. In addition, Hollywood Media issued to the same investors warrants to purchase an aggregate of 60,000 shares of common stock at a price of $10 per share. These warrants have been valued at $358,016 using Black Scholes and are recorded as additional paid in capital. Hollywood Media incurred $93,977 in transaction costs and issued 7,168 shares of common stock as a fee to the placement agent. Hollywood Media also issued warrants to these investors. The right to purchase additional shares under the warrants will be determined at the conclusion of each of ten thirty-day adjustment periods based on the "market price" during each adjustment period. The adjustment periods are the thirty-day periods ending December 8, 2000 and each of the nine succeeding thirty-day periods ending September 6, 2001. If the market price is below $9.63 during any adjustment period, Hollywood Media will be obligated to issue additional shares to the investors for no additional consideration. The exact number of shares issuable upon exercise of a warrant during each adjustment period is equal to (1) $9.63 minus the market price, divided by (2) the market price, and multiplied by (3) 35,842. Hollywood Media issued 30,760 shares of common stock as adjustment shares to the investors in December 2000. The adjustment shares were recorded as additional paid-in capital. In 2001, warrants to acquire 70,000 shares of common stock at exercise prices of $3.00 and $4.25 per share and valued at $266,322 using Black Scholes were granted to the placement agents and recorded as additional paid-in capital.

         On September 15, 2000, Hollywood Media acquired TDI for 66,291 shares of common stock valued at $505,719 or $7.63 per share. In addition, Hollywood Media issued and placed 195,874 shares of common stock in escrow for a period of twelve months to be delivered to the seller if certain conditions are satisfied at the end of the twelve month period. The 195,874 contingent shares were not included in the purchase price. On September 26, 2001 these shares were released from escrow and were valued at $3.63 per share or $711,023, the closing market price on the date the conditions were satisfied.

         During November 2000, Hollywood Media issued 733,696 shares of common stock in a private placement to accredited investors for an aggregate consideration of $4,250,002. The shares issued and aggregate proceeds received include 125,001 shares of Hollywood Media's common stock purchased by Hollywood Media's Chairman and Chief Executive Officer, Mitchell Rubenstein at a purchase price of $6 per share for a total of $750,006. Hollywood Media incurred $201,316 in transaction costs and issued 27,514 shares of common stock, and warrants to purchase 55,000 shares of common stock valued at $292,064 using Black Scholes as fees to the placement agents.

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

         In May 2001, we issued 1,252,787 shares of common stock valued at $4.51 per share in a private placement to three accredited investors (including Viacom) and incurred $326,236 in transaction costs which were charged to additional paid in capital and received net proceeds of $5,323,764. The purchase price per share was 105% of the Market Price of the common stock, which was defined as the average volume weighted average price for 20 business days prior to the closing date. We issued series A warrants to these investors to purchase an aggregate of 614,059 shares of common stock at a price of $6.44 per share. These warrants were valued at $1,902,280 using Black Scholes. If on each of January 30, 2002 and April 30, 2002, any such investor holds at least seventy-five percent of the investor's shares of common stock issued to it in the transaction, then the exercise price of the series A warrants as to such investor will be decreased to an exercise price of $5.37 per share and $4.51 per share, respectively, on such dates.

         The investors of the May 2001 private placement will be entitled to receive additional shares of common stock upon exercise of the series B adjustment warrants for no additional consideration if the average market price of the common stock (as defined) as of October 30, 2001, December 16, 2001, March 16, 2002, June 16, 2002 or September 16, 2002 is less than $5.19 per share. The series B warrants are exercisable on the last day of each twenty trading day period beginning on each of these five dates. The market price of the common stock under the series B warrants is defined as the average of the ten lowest closing sales prices of the common stock during the twenty trading days following each of these five dates, but can be no less than $2.15. The number of shares issuable upon exercise of a series B warrant on the first of these five exercise dates is equal to (1) $5.19 minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each series B warrant. The number of shares issuable upon exercise of a series B warrant on each of the subsequent four exercise dates is equal to (1) the lower of $5.19 and the lowest market price as of any prior exercise date minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each series B warrant. In December 2001, Hollywood Media issued 771,407 shares of common stock to the investors pursuant to the formula set forth in the warrant. The maximum number of shares issuable in the future under the warrants is 765,973. In addition, in December 2001, 35,601 additional shares of common stock were issued to the investors pursuant to the Registration Rights Agreement. The shares issued are included in additional paid-in capital.

         In May 2001, Hollywood Media issued 28,572 shares of common stock to the previous owners of BroadwayTheater.com in accordance with the earn-out provision of the Asset Purchase Agreement. Pursuant to this provision the previous owners are entitled to additional consideration if specified gross profit targets are attained in each of the three years following the acquisition. The target for the first year was satisfied and Hollywood Media issued 28,572 shares of common stock valued at $5.25 per share, the closing market price on the date the earn-out contingency was satisfied or $150,003. The value of the shares was recorded as additional goodwill.

         In May 2001, Hollywood Media issued 22,469 shares of common stock valued at $4.23 per share, the closing market price on the date of issuance, or $95,044, for payment of book packaging fees under a pre-existing agreement to the CEO of Tekno Books who is also a director of Hollywood Media.

         In June 2001, Hollywood Media issued 88,000 shares of common stock valued at $495,795 as a payment towards outstanding capital lease obligations related to our former brick and mortar retail operations, pursuant to the terms of a settlement agreement. The total settlement was $796,000, payable in common stock with the balance payable in monthly installments of cash.

         In July and December 2001, Hollywood Media issued 44,615 shares of common stock valued at $213,086 as part of two settlement agreements. The shares were valued at the market price of the common stock on the date the litigation was settled.

         On July 27, 2001, Hollywood Media acquired the assets of AlwaysI by issuing 210,731 shares of common stock valued at $1,220,132 or $5.79 per share, the closing market price on the date the transaction closed.

         On September 26, 2001, 195,874 shares of common stock were released from escrow and valued at $3.63 per share or $711,023, the closing price on the date various conditions were satisfied relating to the acquisition of TDI on September 15, 2000. The value of the shares was recorded as goodwill. See Note 3.

         On September 17, 2001, Hollywood Media issued 218,341 shares of restricted common stock in a private placement to an accredited investor and received net proceeds of $1,000,000. On October 24, 2001, Hollywood Media issued 11,544 additional shares of restricted common stock to this investor in accordance with the terms of the investment and subscription agreement.

         During 2001, Hollywood Media issued 361,438 shares of common stock to investors from the August 2000 private placement pursuant to the exercise of certain warrants. The fair value of these shares on the various dates of issuance was $1,771,997. Hollywood Media was obligated to issue additional shares to those selling shareholders for no consideration if the average of the five lowest volume weighted average prices of the common stock during the final fifteen days of a certain period was below $9.63. The final adjustment period ended September 4, 2001. The precise number of shares of common stock which were issued were determined in accordance with a formula set forth in the adjustment warrants. The shares issued pursuant to the adjustment warrants were recorded as additional paid-in capital.

         On October 19, 2001, Hollywood Media issued 25,000 shares of common stock valued at $87,917 or $3.52 per share, for the purchase of 1-800-BROADWAY.

         Hollywood Media issued a total of 20,931 shares of common stock valued at $118,972 during 2001 to extend the term of a promissory note that Hollywood Media guaranteed. In 1999, Hollywood Media loaned approximately $1.7 million to the former owner of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. A third party assumed the note in 2000. The note is collaterized by shares of common stock of Hollywood Media owned by the former owner of CinemaSource. The outstanding balance at December 31, 2001 was $723,511. The borrower on the note, is obligated to pay to Hollywood Media an amount equal to 50% of the value of the shares issued to extend the maturity date of the note. We recorded $59,486 as interest expense and $59,486 as other receivables in 2001.

         In December 2001, Hollywood Media issued 20,577 shares of unrestricted common stock valued at $107,009 or $5.20 per share, the closing market price on the date of issuance, as a bonus to an employee, in accordance with an employment agreement.

         In December 2001, Hollywood Media issued 17,580 shares of unrestricted common stock valued at $77,977, calculated using the closing market price on the various dates of issuance in accordance with the Hollywood Media 2000 Stock Incentive Plan.

         In 2001, Hollywood Media issued 56,210 shares of unrestricted common stock upon the exercise of outstanding stock options and received proceeds of $175,216. In addition, Hollywood Media accelerated the vesting on a stock option exercise which resulted in additional compensation expense of $47,500. This amount was recorded as additional paid in capital.

         Hollywood Media's Board of Directors approved a plan for the repurchase of $4.0 million of Hollywood Media's common stock. Pursuant to the plan, during the year ended December 31, 2001 Hollywood Media repurchased 109,500 shares of common stock for an aggregate consideration of $453,700, at an average purchase price of $4.14 per share. Cumulatively, Hollywood Media has repurchased 527,000 shares of common stock for an aggregate consideration of $3,887,441 at an average price of $7.38 per share.

         In addition to the transactions described above, Hollywood Media occasionally issues equity instruments to third parties in exchange for services. During 2001, 2000 and 1999, Hollywood Media issued equity instruments with an aggregate fair value of $709,640, $457,781 and $322,568 respectively, in exchange for services. Equity instruments issued for services in 2001 include 64,764 shares of common stock valued at $342,530 and options and warrants to purchase 202,170 shares of common stock with an aggregate fair value of $367,110. Equity instruments issued for services in 2000 include 14,511 shares of common stock valued at $105,834 and options and warrants to purchase 172,800 shares of common stock with an aggregate fair value of $351,947. Equity instruments issued for services in 1999 include 8,548 shares of common stock valued at $107,060 and options and warrants to purchase 171,232 shares of our common stock with an aggregate fair value of $215,508. Shares of common stock issued for services are valued at the market price of our common stock. Stock options and warrants are valued using the Black Scholes valuation model. The value of the equity instruments is calculated as of the measurement date, which is usually the date that performance is completed.

         The table below summarizes the nature of services received, fair value of equity instruments issued and the classification in the accompanying statements of operations.

                                                    Year Ended December 31,
                                              ----------------------------------
                                                2001         2000         1999
                                              --------     --------     --------

Cost of sales
  Royalty                                     $ 24,084     $     --     $     --

General and administrative expenses
  Consulting services (a)                      221,435      150,056      159,083
  Packaging fees                                95,044       28,824       60,810

Selling and marketing
  Marketing services                                --      201,891           --

Salaries and benefits
  Employee stock bonus                         122,009       29,065       46,250
  Stock incentive program                       77,977           --           --
  Acceleration of vesting                       47,500           --           --
  Other expense                                121,591           --           --

Interest expense                                    --       47,945       56,425
                                              --------     --------     --------
                                              $709,640     $457,781     $322,568
                                              ========     ========     ========

(a) Consulting services include payments to third parties for investor relation services and investment banking services.

(12) STOCK OPTION PLANS AND EMPLOYEE STOCK BASED COMPENSATION:
-------------------------------------------------------------

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

         The 1993 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Options are granted under the 1993 Plan on such terms and at such prices as determined by the Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant, or after the expiration of 10 years from the date of grant. Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorizes Hollywood Media to make loans to employees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the rate of interest payable by Hollywood Media to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. No such loans were made in 2001, 2000 or 1999.

         As of December 31, 2001, options to purchase 1,521,397 shares of common stock were outstanding under the 1993 Plan and 183,430 options issued under the 1993 Plan had been exercised.

         2000 Stock Incentive Plan
         -------------------------

         In December 2000, the Board of Directors and Hollywood Media's shareholders approved Hollywood Media's 2000 Stock Incentive Plan (the "2000 Plan"). The purpose of the 2000 Plan is to advance the interests of Hollywood Media by providing an additional incentive to attract, retain and motivate highly competent persons as officers and key employees of, and consultants to, Hollywood Media and its subsidiaries and affiliates and to encourage stock ownership in Hollywood Media by such persons by providing them opportunities to acquire shares of Hollywood Media's common stock, or to receive monetary payments based on the value of such shares pursuant to the benefits described therein. Additionally, the 2000 Plan is intended to assist in further aligning the interest of Hollywood Media's officers, key employees and consultants to those of its other stockholders.

         Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon exercise of benefits granted under the 2000 Plan. In addition, the 2000 Plan provides that the number of shares reserved for issuance thereunder are automatically increased on the first day of each fiscal quarter of Hollywood Media beginning on January 1, 2001, so that such number shall equal the lesser of 2,000,000 shares of Common Stock (subject to adjustment in accordance with Section 13 thereof) or five percent (5%) of Hollywood Media's outstanding common stock. The maximum number of shares of Common Stock with respect to which benefits may be granted or measured to any individual participant under the Plan during the term of the Plan shall not exceed 750,000; provided, however, that the maximum number of shares of Common Stock with respect to which Stock Options and Stock Appreciation Rights may be granted to an individual participant under the Plan during the term of the Plan shall not exceed 750,000 (in each case subject to adjustments made in accordance with Section 13 thereof). If any benefit granted pursuant to the 2000 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the 2000 Plan. The shares acquired upon exercise of benefits granted under the 2000 Plan will be authorized and unissued shares of common stock. Hollywood Media's shareholders do not have any preemptive rights to purchase or subscribe for the shares reserved for issuance under the 2000 Plan.

         The 2000 Plan is administered by the Stock Option Committee, which has the right to determine, among other things, the persons to whom options are granted, the number of shares of common stock subject to options, the exercise price of options and the other terms and conditions thereof. The 2000 Plan provides for the issuance of Incentive Stock Options and Nonqualified Stock Options. An Incentive Stock Option is an option to purchase common stock that meets the definition of "incentive stock option" set forth in Section 422 of the Internal Revenue Code of 1986. A Nonqualified Stock Option is an option to purchase common stock that meets certain requirements in the plan but does not meet the definition of an "incentive stock option" set forth in Section 422 of the Code. In addition, the Benefits under the Plan may be granted in any one or a combination of Options, Stock Appreciation Rights, Stock Awards, Performance Awards and Stock Units. Upon receiving grants of benefits, each holder of benefits must enter into a benefit agreement with Hollywood Media that contains the appropriate terms and conditions as determined by the Stock Option Committee.

         As of December 31, 2001, options to purchase 969,110 shares of common stock were outstanding under the 2000 Plan and 56,210 options issued under the 2000 Plan were exercised during 2001.

         Directors Stock Option Plan
         ---------------------------

         Hollywood Media has established the Directors Stock Option Plan for directors, which provides for automatic grants to each director of options to purchase shares of Hollywood Media's common stock having a market value at the time of grant equal to $25,000 (i) upon a person's election as a director and
(ii) each year thereafter upon such person's reelection as a director of Hollywood Media, in both instances at an exercise price equal to the fair market value of the common stock on the date of grant. A total of 150,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Stock Option Plan. Options granted under the Directors Stock Option Plan become exercisable in full six months after the date of grant and expire five years after the date of grant. The Board of Directors, at its discretion, may cancel all options granted under the Directors Stock Option Plan that remain unexercised on the date of consummation of certain corporate transactions described in the Directors Stock Option Plan.

         As of December 31, 2001, options to purchase 85,477 shares of common stock were outstanding under the Directors Plan and no shares have been exercised.

         On December 14, 2001, Hollywood Media cancelled 1,045,000 stock options that were issued to Hollywood Media's Chairman of the Board and Chief Executive Officer and Vice Chairman and President in exchange for the issuance of 520,682 shares of restricted common stock. The approximate value of the stock options, utilizing Black Scholes, was equal to the value of the stock for which it was exchanged. The shares were issued on January 2, 2002 and vest 50% on June 30, 2002 and 50% on January 1, 2003. The shares were valued at $2,280,587 on December 14, 2001 and recorded as deferred compensation in accompanying consolidated balance sheet. Compensation expense of $106,219 was recorded in 2001.

         A summary of all stock option and warrant transactions for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                      Stock Options                          Warrants
                                           --------------------------------       -------------------------------
                                                                   Weighted                                Weighted
                                                                   Average                                 Average
                                           Stock Option            Exercise                                Exercise
                                             Shares                 Price             Shares                 Price
                                           ----------            ----------         ----------             --------
OUTSTANDING AT DECEMBER 31, 1998              929,318             $    6.17          1,299,890             $    5.99
Granted                                     2,276,157                 16.65            587,398                 17.29
Exercised                                    (191,826)                 6.91           (716,958)                 5.67
Cancelled                                    (223,498)                11.90            (13,554)                 9.68
Expired                                            --                 13.20            (30,000)                13.20
                                           ----------                               ----------

OUTSTANDING AT DECEMBER 31, 1999            2,790,151                 14.10          1,126,776                 10.07
Granted                                       771,808                 11.36          1,505,427                  5.91
Exercised                                    (128,123)                 6.06         (1,352,749)                 4.94
Cancelled                                    (713,346)                15.58            (17,357)                 5.31
Expired                                            --                   --                  --                   --
                                           ----------                               ----------

OUTSTANDING AT DECEMBER 31, 2000            2,720,490                 13.70          1,262,097                 11.97
Granted                                     1,162,014                  4.43            809,059                  5.78
Exercised                                     (56,210)                 3.57                 --                   --
Cancelled                                  (1,212,635)                15.60            (26,984)                 8.01
Expired                                       (37,675)                 6.26            (11,000)                 7.80
                                           ----------                               ----------

OUTSTANDING AT DECEMBER 31, 2001            2,575,984                  8.92          2,033,172                  9.58
                                           ==========                               ==========

         At December 31, 2001, a total of 1,521,397 and 85,477 options were available for future grant under the 1993 Plan and Directors Stock Option Plan, respectively. At December 31, 2001 there were 969,110 options available for future grant under the 2000 Plan. Additionally, at December 31, 2001, 2000 and 1999, 1,043,644, 998,616 and 1,162,540 stock options and 1,963,702, 560,227 and
637,211 warrants were exercisable, respectively.

         The weighted average fair value of all options and warrants granted in 2001, 2000 and 1999 was $2.78, $7.76 and $16.80 per share, respectively.

         The exercise prices of some options differ from the market price of the stock on the grant date. The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date.

                                                            2001               2000               1999
                                                       ---------------    ---------------     --------------
    Exercise Price Equals Market Price
      Weighted average exercise price                  $    4.40          $     11.96          $     17.28
      Weighted average fair value                           2.86                10.01                17.28

    Exercise Price Exceeds Market Price
      Weighted average exercise price                       5.32                10.16                17.48
      Weighted average fair value                           2.72                 8.77                16.96

    Exercise Price is Less Than Market Price
      Weighted average exercise price                       3.50                19.10                15.62
      Weighted average fair value                           3.03                16.24                18.18


The following table summarizes information about stock options and warrants outstanding at December 31, 2001:

                        OPTIONS AND WARRANTS OUTSTANDING                                        EXERCISABLE
                        --------------------------------                                        -----------

                                                  Weighted
                                                   Average           Weighted                               Weighted
       Range of                                   Remaining           Average                               Average
       Exercise                 Number           Contractual         Exercise            Number             Exercise
        Price                Outstanding        Life (Years)           Price           Exercisable           Price
-----------------------     ---------------    ----------------    --------------    ----------------     -------------


$  .01      -     2.99            15,764            4.08             $   .01             15,764           $   .01
  3.00      -     5.99         1,631,763            3.55                4.41            705,379               4.61
  6.00      -     7.99         1,274,453            3.58                6.64          1,111,453               6.62
  8.00      -    14.75           635,851            3.88               11.10            403,433              10.78
 14.76      -    17.75           497,298            3.21               17.20            272,159              17.29
 17.76      -    23.00           554,027            2.96               20.22            499,158              20.23
                               ---------                                              ---------
                               4,609,156            3.50                9.21          3,007,346               9.90
                               =========                                              =========

         Had compensation cost for the 1993 Plan and the Directors Stock Option Plan been determined consistent with SFAS No. 123, Hollywood Media's net loss and loss per share would have increased to the following pro forma amounts:

                                                            2001                   2000                  1999
                                                      ------------------    -------------------    ------------------

    Net Loss                       As Reported         $ (41,829,905)        $ (51,847,500)         $ (24,657,024)
                                    Pro Forma            (44,653,921)          (53,228,309)           (29,001,525)

    Basic and diluted              As Reported         $       (1.61)        $       (2.23)         $       (2.01)
    Loss per share                  Pro Forma                  (1.71)                (2.29)                 (2.36)


         The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: average risk free interest rates of 4.51%, 6.25% and 6.65%, respectively; expected lives of 2 years for two year options, 3 years for four year options and 4 years for five and ten year options; and expected volatility ranging from 74.91% to 81.45% in 2001, 147.7% to 173.2% in 2000 and 70.7% to 129.94% in 1999.

         In 2001, 2000 and 1999, Hollywood Media recorded an expense of $367,110, $428,716 and $276,318, respectively, related to stock options and warrants granted on various dates to non-employees of Hollywood Media in exchange for services.

         Employee Stock Based Compensation
         ---------------------------------

         In 1998, incentive stock bonuses were granted to various officers of Hollywood Media by issuing 236,230 shares of common stock. Of the shares that were issued, 200,000 were restricted and vested evenly over 36 months. In 1999, Hollywood Media issued 2,500 shares of restricted common stock to an officer, as an incentive stock bonus, valued at $46,250, the fair market value of the common stock on the date of issuance. In 2000, Hollywood Media issued 5,000 shares of restricted common stock as an incentive stock bonus to an employee, valued at $29,065, the fair market value of the common stock on the date of issuance. In 2001, Hollywood Media issued 24,715 shares of restricted common stock as incentive stock bonuses to employees, valued at $122,009, the fair market value of the common stock on the date of issuance. In 2001, $47,500 was recorded as additional compensation expense due to the acceleration of vesting of a stock option by an employee. In 2001, 17,580 shares of Hollywood Media, valued at $77,977 were issued in accordance with the Hollywood Media 2000 Stock Incentive Plan. Hollywood Media recorded $455,772, $233,198 and $250,383 as compensation expense for the twelve months ended December 31, 2001, 2000 and 1999, respectively.

(13) INCOME TAXES:
-----------------

         Hollywood Media is in a loss position for both financial and tax reporting purposes. Hollywood Media follows SFAS No. 109, "Accounting for Income Taxes" which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is "more likely than not". The primary item giving rise to such deferred tax asset is a loss carryforward of approximately $132,777,285 as a result of the operating losses incurred for the period from inception (January 22, 1993) to December 31, 2001. However, due to the uncertainty of Hollywood Media's ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to Hollywood Media's ability to utilize its loss carryforwards subject to the "ownership change" provisions of Section 382 of the U.S. Internal Revenue Code, Hollywood Media has established a valuation allowance for the full amount of the deferred tax asset.

         The loss carryforwards expire as follows:

                                      2008            $          528,285
                                      2009                     5,063,725
                                      2010                     7,980,999
                                      2011                     5,877,960
                                      2012                     5,771,196
                                      2018                     7,949,783
                                      2019                    19,517,566
                                      2020                    43,159,623
                                      2021                    36,928,148
                                                      ------------------
                                                      $      132,777,285
                                                      ==================

         The components of Hollywood Media's deferred tax assets and liabilities consist of the following at December 31:

                                                                        2001                    2000
                                                                    -------------          --------------
Net tax basis in excess of book basis for certain assets
  and liabilities                                                   $     646,000          $    3,100,000
Net operating loss carryforwards                                       46,472,050              32,487,000
                                                                    -------------          --------------
                                                                       47,118,050              35,587,000
Valuation allowance                                                   (47,118,050)            (35,587,000)
                                                                    -------------          --------------
Net deferred tax asset/liability                                    $          --          $           --
                                                                    =============          ==============

(14) INVESTMENTS AND ADVANCEMENTS TO EQUITY METHOD INVESTEES:
------------------------------------------------------------

         Investments and advances to equity method investees consist of the following:

                                                          December 31,
                                               ---------------------------------
                                                   2001                2000
                                               -----------          -----------

NetCo Partners (a)                             $ 1,527,494          $   699,331
MovieTickets.com (b)                                (4,975)          (1,047,383)
Beach Wrestling LLC (c)                                 --               67,500
                                               -----------          -----------
                                               $ 1,522,519          $ 1,814,214
                                               ===========          ===========

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

         NetCo Partners has signed several significant licensing agreements for Tom Clancy's NetForce. These agreements include three book licensing agreements for North American rights to a series of adult and young adult books with the Berkley Publishing Group, an audio book agreement with Random House Audio Publishing, and licensing agreements with various foreign publishers for rights to publish Tom Clancy's NetForce books in eight different languages. These contracts typically provide for payment of non-refundable advances to NetCo Partners upon achievement of specific milestones, and for additional royalties based on sales of the various products at levels in excess of the levels implicit in the non-refundable advances. NetCo Partners recognizes revenue pursuant to these contracts when the earnings process has been completed based on performance of all services and delivery of completed manuscripts.

         Hollywood Media accounts for its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings of Investments. Since NetCo Partners is a partnership, any income tax payable is passed through to the partners. The revenues, gross profit and net income of NetCo Partners for the fiscal years ended December 31, 2001, 2000 and 1999 are presented below:

                                               Year Ended December 31,
                                   ---------------------------------------------

                                      2001             2000              1999
                                   ---------         ---------         ---------

Revenues                          $5,601,056        $5,658,803        $3,028,748
Gross Profit                       4,607,288         4,642,968         2,474,026
Net Income                         4,325,260         4,600,835         2,376,284

Company's Share
   of Net Income                   2,162,630         2,300,418         1,188,142


         As of December 31, 2001 NetCo Partners has $2,976,397 in accounts receivable. Management of NetCo Partners believes that the receivables will be collected in full and no reserves have been established. These accounts receivable are not included in Hollywood Media's consolidated balance sheets.

         NetCo Partners' deferred revenues, consisting of advances received but not yet recognized as income, amounted to $123,402 as of December 31, 2001. These deferred revenues are not included in Hollywood Media's consolidated balance sheet.

         As of December 31, 2001, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $7,047,940, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

(b)      MovieTickets.com Inc.

         Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. (AMC) and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"). In August 2000, the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over 5 years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in each participating exhibitor's movie screens. In March 2001, America Online Inc. ("AOL") purchased a 3% convertible preferred equity interest in MovieTickets.com for $8.5 million in cash. In connection with this transaction, MovieTickets.com's ticket inventory is promoted throughout AOL's interactive properties and ticket inventory of AOL's Moviefone is featured in MovieTickets.com.

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. joint venture at December 31, 2001. Excluding AOL's 3% convertible preferred equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture at December 31, 2001. Hollywood Media records its investment under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investments. Hollywood

Media recorded a loss of $453,358 and $394,286 in its investment in MovieTickets.com for fiscal 2001 and 2000, respectively. During fiscal 2000, Hollywood Media contributed $500,000 in cash to MovieTickets.com and issued warrants to AMC to acquire 90,573 shares of common stock at an exercise price of $17.875 per share valued at $1,000,000. The fair market value of the warrant was recorded as additional investment and is being amortized over a period of ten years. During 2001, we loaned MovieTickets.com $100,000. All loans made to MovieTickets.com were repaid in cash with interest in March 2001.

         MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theater exhibitors. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at participating theaters. The web site contains movie content from Hollywood.com for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket. Service fees on ticket sales were introduced in November 2000. MovieTickets.com's current participating exhibitors include AMC Entertainment, Inc., National Amusements, Inc., Famous Players, Inc., Hoyt's Cinemas, Marcus Theaters, and other regional exhibitors.

(c)      Beach Wrestling LLC

         On November 10, 2000 an indirect wholly-owned subsidiary of Hollywood Media entered into an agreement with Cisnernos Television Group (CTG) and Siegel Partners to form Beach Wrestling LLC, each having one-third ownership interest. Beach Wrestling LLC was formed to develop, market and distribute wrestling events via television and the Internet and under the "Beach Wrestling" brand. This investment was recorded under the equity method of accounting. An indirect wholly owned subsidiary of Hollywood Media had loaned a total of $238,880 to Beach Wrestling LLC. This loan was written-off in December 2001. No further obligations remain by Hollywood Media Corp. to this joint venture.

(15) COMMITMENTS AND CONTINGENCIES:
----------------------------------

         Operating Leases -
         ----------------

         Hollywood Media conducts its operations in various leased facilities, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms expire at various dates through the year 2010. Also, certain equipment used in Hollywood Media's operations is leased under operating leases. Operating lease commitments at December 31, 2001 are as follows:

                                          Year                     Amount
                                         -----               ---------------

                                          2002               $     1,125,496
                                          2003                       772,462
                                          2004                       723,763
                                          2005                       729,200
                                          2006                       697,404
                                          Thereafter               1,570,722
                                                             ----------------
                                                 Total       $     5,619,047
                                                             ================

         The fixed operating lease commitments detailed above assume that Hollywood Media continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $1,186,305, $1,340,747 and $1,405,620 during 2001, 2000 and 1999, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

         Employment Agreements -
         ---------------------

         Effective July 1, 1998, Hollywood Media extended its employment agreement with each of Mitchell Rubenstein, to serve as Chairman of the Board and Chief Executive Officer, and Laurie Silvers, to serve as Vice Chairman of the Board and President for an additional five-year term. Mitchell Rubenstein and Laurie Silvers are also shareholders in Hollywood Media. The terms of each of the employment agreements will automatically be extended for successive one-year terms unless Hollywood Media or the executive gives written notice to the other at least 90 days prior to the then scheduled expiration date. Each of the employment agreements provides for an annual salary currently set at $256,242 (subject to cost-of-living increases), an annual bonus of an amount determined by the Board of Directors (but not less than $25,000), and an automobile allowance of $650 per month. Each employment agreement generally provides that the executive will continue to receive his or her salary until the expiration of the terms of the employment agreements if the executive's employment is terminated by Hollywood Media for any reason other than death, disability or cause (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the executive's disability, and that the executive's estate will receive a lump-sum payment equal to one year's base salary plus a pro rata portion of any bonus to which the executive is entitled upon termination of the employment agreement by reason of the executive's death. A termination by Hollywood Media of the employment of one of the executives will constitute a termination without cause of the other executive for purposes of the employment agreements. Each employment agreement also prohibits the executive from directly or indirectly competing with Hollywood Media for one year after termination of the employment agreement for any reason except Hollywood Media's termination of the executive's employment without cause. If a change of control (as defined in the employment agreements) occurs, the employment agreements provide for the continued employment of the executives until the earlier of two years following the change of control or the then scheduled expiration date of the term of employment. In addition, following a change of control, if the executive's employment is terminated by Hollywood Media other than for cause or by reason of the executive's death or disability, or by the executive for certain specified reasons (such as a reduction of the executive's compensation or diminution of the executive's duties), the executive will receive a lump-sum cash payment equal to three times the executive's then existing base salary and most recent annual bonus. Mitchell Rubenstein and Laurie Silvers each received compensation for the years ended December 31, 2001, 2000 and 1999 of $252,536, $285,660 and
$270,562 respectively, which is included in salaries and benefits in the accompanying consolidated statements of operations. Compensation in 2000 includes a portion of wages that were deferred in the prior year and paid in 2000.

         Shareholder/Director Consulting Agreement -
         -----------------------------------------

         In connection with the acquisition of Tekno Books, the consulting agreement was amended on December 9, 1994 (1) to provide that Dr. Greenberg will have the exclusive right to package novelizations based on Hollywood Media's entertainment properties, and (2) in lieu of future annual stock option grants to which Dr. Greenberg was entitled under the original agreement, to grant Dr. Greenberg options to purchase 17,778 shares of common stock at an exercise price of $8.4375 per share (the then approximate market price of the common stock). Dr. Greenberg received the stock options and receives the consulting fees in lieu of a base salary. Dr. Greenberg does not receive a salary for serving as the Chief Executive Officer of Tekno Books. The packaging fee, referred to (1) above, in this paragraph, which is typically equal to 25% of the revenues from the books, is paid for the procurement and delivery of all new text required by the publisher for the books. During 2001, Hollywood Media accrued $317,013 in packaging fees pursuant to this contract, of which $95,044 was paid with 22,469 shares of common stock, $87,954 was paid in cash and $134,015 remains payable at December 31, 2001.

         Hollywood Media is obligated under a ten-year consulting agreement, which expires November 2003, to pay Martin Greenberg, the Chief Executive Officer of Tekno Books (who is also one of its shareholders/directors), $30,000 per year for consulting services. Dr. Greenberg provides consulting services on intellectural properties owned by Hollywood Media including introductions to best-selling authors. The agreement can be terminated by either Hollywood Media or the shareholder/director beginning in January 1988 or under certain other conditions.

         Litigation -
         ----------

         Hollywood Media is a party to various legal proceedings arising in the ordinary course of business, including the Water Garden proceeding described below. Hollywood Media does not expect any of these legal proceedings to have a material adverse impact on Hollywood Media's financial condition or results of operations.

         Water Garden Company, LLC, as Plaintiff, v. Hollywood Media Corp., a Florida corporation; hollywood.com, Inc. a California corporation; and The Tribune Company, (as successor in interest to the Times Mirror Company), as Defendants; filed July 16, 2001 in the Superior Court of the State of California for the County of Los Angeles. Water Garden Company, LLC has filed suit against Hollywood Media and its subsidiary, hollywood.com, Inc., among others, claiming damages as a result of alleged defaults by us under a lease for office space entered into by hollywood.com, Inc. Hollywood Media believes that it has valid defenses to such claims and therefore denies any liability. In the event Hollywood Media is unsuccessful in its defense, management believes that there will not be a material impact on Hollywood Media's financial condition.

         Steven B. Katinsky v. The Times Mirror Company, hollywood.com, Inc. and Hollywood Online Inc. filed September 8, 2000 in Superior Court of the State of California for the County of Los Angeles. This dispute involved a claim against The Tribune Company (formerly The Times Mirror Company) and Hollywood Media seeking a performance cycle bonus allegedly owing to the plaintiff by Tribune Company in connection with the sale of Hollywood Online Inc. from Tribune Company to Hollywood Media. The claimant was seeking monetary damages in excess of $19.8 million for alleged fraud by the defendants in connection with the sale of Hollywood Online Inc. to Hollywood Media. The lawsuit was dismissed in December 2000 and the parties were ordered to arbitrate the dispute. The parties settled the dispute and in November 2001, a settlement was reached, whereby the claimants agreed to dismiss their claims against Hollywood Media, hollywood.com, Inc. and The Tribune Company in exchange for certain payments by The Tribune Company. Neither Hollywood Media nor hollywood.com, Inc. were responsible for paying any portion of the settlement amounts.

         Interviews.com v. Hollywood Online, Inc. filed on August 17, 2000 in Superior Court of the State of California for the County of Los Angeles. The claim was dismissed in January 2001 and the parties were given the right to arbitrate the dispute. This dispute involved a claim by Interviews.com that Hollywood Media's wholly owned subsidiary, hollywood.com, Inc. (formerly known as Hollywood Online, Inc.) did not timely perform its obligations with respect to the transfer of several domain names under an Assignment Agreement dated December 17, 1997. In November 2001, the parties settled the dispute and the claimants agreed to dismiss their claims against Hollywood Media, hollywood.com, Inc. and The Tribune Company in exchange for certain payments by The Tribune Company. Neither Hollywood Media nor hollywood.com, Inc. were responsible for paying any portion of the settlement amounts.

(16)  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:
---------------------------------------------------------------------------

         For the Twelve Months ended December 31, 2001:

     o Warrants to acquire 70,000 shares of common stock at exercise prices of $3.00 and $4.25 per share and valued at $266,322 using Black Scholes were granted to placement agents for proceeds raised in August of 2000.
     o Hollywood Media issued 160,000 shares of common stock valued at $799,564 in exchange for payment of $799,564 in certain media, goods and services of Hollywood Media by a third party.
     o    Capital lease transactions totaled $520,418.
     o Hollywood Media issued 88,000 shares of common stock, valued at $495,795 as a payment towards outstanding capital lease obligations.
     o Hollywood Media issued 20,931 shares of common stock, valued at $118,972 for the extension of a promissory note. We recorded $59,486 as interest expense and $59,486 as other receivables.
     o Hollywood Media issued 28,572 shares of common stock valued at $150,003 under the terms of an earnout arrangement.
     o Pursuant to the exercise of certain warrants Hollywood Media issued 1,132,845 shares of common stock.
     o Hollywood Media issued 44,615 shares of common stock valued at $213,086 to satisfy outstanding claims against Hollywood Media.
     o Hollywood Media issued 24,715 shares of restricted common stock valued at $122,009 as incentive stock bonuses to employees of Hollywood Media.
     o 17,580 shares of common stock, valued at $77,977 were issued under the Hollywood Media 2000 Stock Incentive Plan.
     o Additional compensation of $47,500 was recorded resulting from the acceleration of vesting of a certain stock option agreement of an employee.
     o 1-800-BROADWAY was purchased with 25,000 shares of Hollywood Media common stock, valued at $87,917.
     o Hollywood Media issued 210,731 shares of common stock, valued at $1,220,132 to acquire the assets of AlwaysI.
     o Hollywood Media released 195,874 shares from escrow, valued at $711,023, pursuant to various conditions satisfied relating to acquisition of TDI and recorded the amount as goodwill.
     o Deferred compensation of $2,280,587 was recorded for the exchange of stock options for restricted common stock for the Chairman of the Board and Chief Executive Officer and Vice Chairman and President of Hollywood Media. The approximate value of the stock options utilizing Black Scholes, was equal to the value of the stock for which it was exchanged.
     o Hollywood Media issued a total of 35,601 shares of common stock to investors in the May Private Placement pursuant to the Registration Rights Agreement.

         For the twelve months ended December 31, 2000:

     o Hollywood Media issued 100,000 shares of common stock, valued at $1,650,000. This amount was accrued for at December 31, 1999 in accrued reserve for closed stores.
     o Warrants to acquire 90,573 shares of common stock at an exercise price of $17.875 valued at $1.0 million were issued in connection with Hollywood Media's investment in MovieTickets.com, Inc.
     o Hollywood Media issued common stock with a fair value of $137,219,386 for CBS advertising and promotion.
     o Hollywood Media recorded $5,468,501 in deferred advertising in connection with the exercise of warrants by Viacom.

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

         For the twelve months ended December 31, 1999:

     o Hollywood Media recorded the conversion of $6,152,261 of Series A, B, C, D, D-2 Preferred Stock into 1,580,490 shares of common stock.
     o Non-cash dividends on its Series A, B, C, D & D-2 Convertible Preferred Stock in the amount of $83,657 were recorded, $111,754 of which was paid through the issuance of 6,675 shares of common stock.
     o Hollywood Media issued 2,500 shares of restricted stock valued at $46,250 as an incentive stock bonus to the Senior Vice President and General Counsel.
     o Hollywood Media entered into a services agreement whereby warrants and 135,000 shares of common stock valued at $3,374,360 were recorded. Other options issued for consulting services rendered were valued at $276,318.
     o    Capital lease transactions totaled $150,589.
     o Hollywood Media issued 32,000 shares of stock to satisfy lease obligations of $539,651.
     o Hollywood Media issued 3,317,623 shares of common stock for acquisitions in 1999.

(17) SEGMENT REPORTING:
----------------------

         Hollywood Media's reportable segments are ticketing, business to business, Internet ad sales and other, intellectual properties, e-commerce and retail. The ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and traveling consumers. The business to business segment licenses entertainment content and data. The business to business segment includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country) to media, wireless and Internet companies, and Baseline (a pay-per-use subscription web site geared towards professionals in the entertainment industry). The Internet ad sales and other segment sells advertising on Hollywood.com and Broadway.com and offers independent films to subscribers over the Internet. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. The e-commerce segment, which closed in January 2001, sold entertainment-related merchandise over the Internet. The retail segment operated retail studio stores that sold entertainment-related merchandise and was closed in December 1999.

         Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.

         The following table illustrates the financial information regarding Hollywood Media's reportable segments.

                                                 YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------

                                         2001              2000                1999
                                    -------------      -------------      -------------
NET REVENUES:
Ticketing (A)                       $  36,038,031      $  12,278,008      $          --
Business to Business                    5,843,764          5,442,309          1,765,732
Internet Ad Sales and Other             6,434,237          8,777,397          3,950,931
Intellectual Properties                 1,823,270          1,998,091          1,888,868
E-Commerce (B)                             15,499            987,181            924,098
Retail (C)                                     --             34,519          1,576,482
                                    -------------      -------------      -------------
                                    $  50,154,801      $  29,517,505      $  10,106,111
                                    =============      =============      =============

GROSS MARGIN:
Ticketing (A)                       $   5,351,474      $   1,341,983      $          --
Business to Business                    5,554,788          5,171,503          1,643,236
Internet Ad Sales and Other             6,130,353          7,985,627          3,514,991
Intellectual Properties                   816,489            872,276          1,062,513
E-Commerce (B)                            (10,396)          (158,826)           246,589
Retail (C)                                 (8,556)          (231,172)            65,950
                                    -------------      -------------      -------------
                                    $  17,834,152      $  14,981,391      $   6,533,279
                                    =============      =============      =============

OPERATING INCOME (LOSS):
Ticketing (A) (E)                   $  (9,383,967)     $     186,833      $          --
Business to Business                      (45,039)           189,555            104,257
Internet Ad Sales and Other (D)       (21,356,697)       (39,183,183)        (7,095,248)
Intellectual Properties                   439,416            480,105            460,761
E-Commerce (B)                             24,544         (2,521,911)        (2,313,526)
Retail (C)                                205,681           (512,160)        (7,628,166)
Other                                 (12,635,673)       (11,587,886)        (8,439,524)
                                    -------------      -------------      -------------
                                    $ (42,751,737)     $ (52,948,647)     $ (24,911,446)
                                    =============      =============      =============

CAPITAL EXPENDITURES:
Ticketing (A)                       $      77,779      $      23,863      $          --
Business to Business                      159,982            326,608             56,540
Internet Ad Sales and Other               450,306          1,210,112            415,292
Intellectual Properties                        --              5,188                 --
E-Commerce (B)                                 --             13,347             42,487
Retail (C)                                     --                 --                 --
Other                                     308,741            126,048                 --
                                    -------------      -------------      -------------
                                    $     996,808      $   1,705,166      $     514,319
                                    =============      =============      =============

DEPRECIATION AND
AMORTIZATION EXPENSE:

Ticketing (A)                       $      74,580      $      15,581      $          --
Business to Business                      191,578            127,615             29,804
Internet Ad Sales and Other             3,084,044          5,731,996          1,384,522
Intellectual Properties                     3,986              6,930              5,080
E-Commerce (B)                              1,551             17,483             12,478
Retail                                         --                 --            935,034
Other                                   5,530,611          5,198,932          2,964,149
                                    -------------      -------------      -------------
                                    $   8,886,350      $  11,098,537      $   5,331,067
                                    =============      =============      =============




                                                         December 31,
                                    ---------------------------------------------------
                                         2001              2000                1999
                                    -------------      -------------      -------------
SEGMENT ASSETS:
Ticketing (A)                       $   9,278,211      $   1,762,557      $          --
Business to Business                    1,033,270          1,368,136            784,321
Internet Ad Sales and Other (D)        87,697,880        117,375,127          6,061,188
Intellectual Properties                   334,356            482,861            821,856
E-Commerce (B)                                182             45,828          1,146,905
Retail (C)                                     --             17,504            404,086
Other                                  45,026,320         48,226,069         53,264,469
                                    -------------      -------------      -------------
                                    $ 143,370,219      $ 169,278,082      $  62,482,825
                                    =============      =============      =============


(A) TDI and BroadwayTheater.com, our ticketing businesses, were acquired on September 15, 2000 and May 1, 2000, respectively. Reported amounts include results from the dates of acquisition.
(B)      The e-commerce segment was closed in January 2001.
(C)      The retail segment was closed on December 31, 1999.
(D)      Includes $17,552,470, $24,244,647, and $2,344,950 in amortization of
         CBS advertising for the years ended December 31, 2001, 2000 and 1999, respectively.
(E) Includes $10,270,332 in amortization of CBS advertising for the year ended December 31, 2001.

(18) SUBSEQUENT EVENT:
---------------------

         On January 14, 2002, Fountainhead Media Services (parent company of FilmTracker), acquired a 20% equity interest in Baseline for $4 million, with consideration consisting of a $2 million promissory note payable to Hollywood Media and the contribution of the FilmTracker database and all existing FilmTracker contracts valued at $2 million. FilmTracker is a provider of information services to professionals in the feature film and television industries. All of Baseline's data will be incorporated into FilmTracker's user-friendly interface resulting in an extensive film and television database. The combined services of Baseline and FilmTracker will target studios, production companies, distributors, agents, managers and producers.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE.
         ------------------------

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
------------------------------------------

         The current directors and executive officers of Hollywood Media are as follows:

                 NAME              AGE                         POSITION
                 ----              ---                         --------

Mitchell Rubenstein (2)(3)          48           Chairman of the Board and Chief
                                                 Executive Officer
Laurie S. Silvers (3)               50           Vice Chairman of the Board,
                                                 President and Secretary
Dr. Martin H. Greenberg (3)         60           Director and Chief Executive Officer
                                                 of Tekno Books
Jerrold Wish                        45           Senior Vice President and General
                                                 Counsel
Nicholas G. Hall                    47           Chief Operating Officer
Peter Glusker (2)                   40           Director
Harry T. Hoffman (1)(2)(4)          74           Director
Robert E. McAllan(1)(4)             54           Director
Bryon Rubin                         32           Director
Deborah J. Simon(1)                 45           Director

---------------

(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.
(3)      Member of the Nominating Committee.
(4)      Member of the Stock Option Committee.

         MITCHELL RUBENSTEIN is a founder of Hollywood Media and has served as its Chairman of the Board and Chief Executive Officer since its inception in January 1993. Mr. Rubenstein was a founder of the Sci-Fi Channel, a 24-hour national cable television network that was acquired by USA Network in March 1992. Mr. Rubenstein served as President of the Sci-Fi Channel from January 1989 to March 1992 and served as Co-Vice Chairman of the Sci-Fi Channel from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Mr. Rubenstein practiced law for 10 years, including as a partner with Rubenstein & Silvers, a law firm that specialized in entertainment, cable television and broadcasting law, from 1981 to 1989. Mr. Rubenstein also co-owned and served as an executive officer of several cable television systems (including Flagship Cable Partners, who owned a cable television system serving Boynton Beach and portions of Palm Beach County, Florida) from 1983 to 1989. Mr. Rubenstein received a J.D. degree from the University of Virginia School of Law in 1977 and a Masters in Tax Law from New York University School of Law in 1979. He currently serves on the NYU Tax Law Advisory Board and is a member of the Founders Society, New York University, a member of the University of Virginia School of Law Business Advisory Council, and a member of the Board of Trustees of Temple Beth El, Boca Raton, Florida. Together with Ms. Silvers, Mr. Rubenstein was named Co-Business Person of the Year, City of Boca Raton, Florida in 1992. Mr. Rubenstein is married to Laurie S. Silvers.

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

         JERROLD A. WISH joined Hollywood Media as Senior Vice President and General Counsel in February 2002. Mr. Wish practiced law with the law firm of Greenberg, Traurig, P.A. from August 1982 until February 2002. Mr. Wish received a J.D. degree from the University of Florida in 1982 where he was a member of the Law Review. Prior to attending law school Mr. Wish practiced as a C.P.A. with the firm of Deloitte & Touche from September 1978 to September 1979.

         NICHOLAS G. HALL joined Hollywood Media in August 2000, and is responsible for overseeing and coordinating the activities and strategic growth of Hollywood Media and its businesses. Mr. Hall serves as Hollywood Media's Chief Operating Officer. With over 25 years of experience in financial and operational management, Mr. Hall was formerly Vice President and Chief Financial Officer of The Hair Club For Men from 1997 to 2000, where he was instrumental in the company achieving its goal of profitability. Prior to this, from 1994 to 1997 Mr. Hall was Vice President and Chief Financial Officer of Allders International USA, Inc., the U.S. division of the second largest duty-free retailer in the world. Mr. Hall is a graduate of the Institute of Chartered Secretaries and Administrators in London, England.

         PETER GLUSKER has served as a director of Hollywood Media since September 2001. Mr. Glusker has served as Senior Vice President of Viacom Interactive Ventures, formerly CBS Internet Group, since February 2000. Prior to this, from November 1999 through February 2000, Mr. Glusker was Managing Partner of The Accelerator Group, LLC, an Internet investment company. From September 1998 to November 1999, Mr. Glusker was self-employed as an Internet industry consultant. From February 1996 to September 1998, Mr. Glusker held a number of positions with Prodigy Communications Corporation, an Internet service provider, most recently Senior Vice President, Content and Business Development. Mr. Glusker also serves on the board of MarketWatch.com, Inc. Mr. Glusker holds a B.A. degree from Wesleyan University and an M.B.A. degree from Stanford University.

         HARRY T. HOFFMAN has served as a director of Hollywood Media since July 1993. From 1979 to 1991, Mr. Hoffman served as President and Chief Executive Officer of Waldenbooks, Inc., a leading national retailer of books, magazines and related items. From 1968 to 1978, he served as President and Chief Executive Officer of Ingram Book Company, a national book wholesaler.

         ROBERT E. MCALLAN has served as a director of Hollywood Media since December 2001. Mr. McAllan is currently CEO of Press Communications, LLC, which owns and operates broadcast properties. Mr. McAllan has been in the commercial radio industry since 1964. Mr. McAllan began his career as a News Director/Operations Manager at WADB FM where he won a national news award from United Press International. Thereafter, Mr. McAllan became a talk show host for the New Jersey Press' radio stations WJLK AM/FM, and through a series of promotions, Mr. McAllan became the president of Press Broadcasting Company, the broadcast division of The New Jersey Press, and expanded the company by acquiring several strategic television and radio stations. At the time that New Jersey Press' newspapers were acquired by Gannett, Mr. McAllan led a group of key Press executives who acquired the broadcast division of The New Jersey Press. Mr. McAllan has also held myriad directorships and officer positions for several companies and associations, including but not limited to, The Asbury Park Press, Inc., the second largest newspaper in New Jersey, New Jersey Press Incorporated, a diversified media company which operated major daily newspapers, television stations, radio stations and online media, Press Broadcasting Company, the Florida Association of Broadcasters, Chairman of the National/New Jersey Class A Broadcasters Association, Chairman of the National Independent Television Committee, and Co-Chairman of the Coalition for Media Diversity.

         BRYON RUBIN has served as a director of Hollywood Media since January 2002. Mr. Rubin has been with Viacom/CBS since April 1999. In January 2002, he joined Viacom's Corporate Development/Mergers & Acquisitions group. Prior to that, Mr. Rubin served as Vice President of Viacom Interactive Ventures, formerly the CBS Internet Group, since April 2000. From April 1999 through April 2000, Mr. Rubin was a member of the Business Planning Group at CBS, with primary responsibility for Mergers and Acquisitions and Internet Investments. Prior to his career at CBS/Viacom, Mr. Rubin served as an Investment Banking Associate at BT Alex Brown. Mr. Rubin holds a B.S. degree in Accounting from Lehigh University and an M.B.A. degree from the Wharton School at the University of Pennsylvania. Prior to receiving his M.B.A., Mr. Rubin worked as a C.P.A. for Coopers & Lybrand.

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

         See "Certain Relationships and Related Transactions" for a description of the rights of each of Viacom Inc. and Tekno Simon LLC to nominate individuals to serve as directors of Hollywood Media.

         Hollywood Media's officers are elected annually by the Board of Directors and serve at the discretion of the Board, subject to the terms and conditions of each officer's employment agreement with Hollywood Media, if any. Hollywood Media's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         To the best of Hollywood Media's knowledge, based solely on a review of the copies of such reports furnished to Hollywood Media or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners for the year ended December 31, 2001 have been complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

         SUMMARY COMPENSATION TABLE. The following table sets forth the aggregate compensation paid in 2001, 2000 and 1999 to each of the executive officers of Hollywood Media.

                                                                                                            LONG-TERM
                                                                                                           COMPENSATION
                                                            ANNUAL COMPENSATION                               AWARDS
                                              ------------------------------------------------    -------------------------------

                                                                                   OTHER          RESTRICTED          SHARES
                                                                                  ANNUAL             STOCK          UNDERLYING
          NAME AND                              SALARY           BONUS         COMPENSATION         AWARDS           OPTIONS
     PRINCIPAL POSITION            YEAR          ($)              ($)               ($)               ($)              (#)
-----------------------------    ---------    -----------     ------------    ----------------    ------------    ---------------

Mitchell Rubenstein, (7)           2001        227,536          25,000           7,800 (1)             -              99,224 (9)
Chief Executive Officer (6)        2000        260,670          25,000           7,800 (1)             -                -
                                   1999        237,763          25,000           7,800 (1)             -             450,000 (3)

Laurie S. Silvers, (7)             2001        227,536          25,000           7,800 (1)             -              99,224 (9)
President (6)                      2000        260,670          25,000           7,800 (1)             -                -
                                   1999        237,763          25,000           7,800 (1)             -             450,000 (3)

W. Robert Shearer,                 2001        152,769          25,000               -            21,154 (8)         112,660 (9)
Senior Vice President and          2000        126,293          25,000               -                 -              50,000 (3)
General Counsel (4)                1999         58,454             -                 -            46,250 (2)          87,500 (3)

Nicholas G. Hall,                  2001        159,808             -                 -             5,192 (10)         45,046 (9)
Chief Operating Officer (5)        2000         42,577             -                 -                 -              25,000 (3)

(1)      Represents a car allowance paid to the named executive officer.
(2) Represents the value on the issuance date of 2,500 shares of common stock issued to Mr. Shearer. As of December 31, 1999, the shares had an aggregate market value of $47,500.
(3) Represents options granted under Hollywood Media's 1993 Stock Option Plan (the "1993 Plan").
(4)      Mr. Shearer joined Hollywood Media on May 31, 1999.
(5)      Mr. Hall joined Hollywood Media on August 23, 2000.
(6)      Salaries in 2000 include salaries deferred in 1999 but paid in 2000.
(7)      One month of salaries were deferred.
(8) Represents the value, on the issuance date of 5,684 shares of common stock issued to Mr. Shearer. As of December 31, 2001, the shares had an aggregate market value of $37,458.
(9) Represents options granted under Hollywood Media's 2000 Stock Incentive Plan (the "2000 Plan").
(10) Represents the value, on the issuance date of 1,304 shares of common stock issued to Mr. Hall. As of December 31, 2001, the shares had an aggregate market value of $8,594.

         EMPLOYMENT AGREEMENTS. Effective July 1, 1993, Hollywood Media entered into five-year employment agreements with each of Mitchell Rubenstein, Hollywood Media's Chairman and Chief Executive Officer, and Laurie S. Silvers, Hollywood Media's Vice Chairman and President. Effective July 1, 1998, Hollywood Media extended each of these employment agreements for an additional five-year term. The terms of each of the employment agreements are automatically extended for successive one-year terms unless Hollywood Media or the named executive officer gives written notice to the other at least 90 days prior to the then-scheduled expiration date. Each of the employment agreements provides for an annual salary currently set at $256,242 (subject to automatic cost-of-living increases), an annual bonus in an amount determined by the Board of Directors (but not less than $25,000) and an automobile allowance of $650 per month.

         Each employment agreement provides that each of Laurie S. Silvers and Mitchell Rubenstein will continue to receive his or her salary until the expiration of the term of the employment agreements if either of his or her employment is terminated by Hollywood Media for any reason other than death, disability or cause (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the disability of either Laurie S. Silvers or Mitchell Rubenstein, and that each of their respective estates will receive a lump sum payment equal to one year's base salary plus a pro rata portion of any bonus to which either Laurie S. Silvers or Mitchell Rubenstein is entitled upon termination of the employment agreement by reason of either of his or her death.

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

         Effective February 25, 2002, Hollywood Media entered into a two-year employment agreement with Jerrold A. Wish, Hollywood Media's Senior Vice President and General Counsel. The agreement provides for an annual base salary currently set at $150,000 and a minimum annual bonus of $25,000. The agreement also provides for the issuance of 35,000 options to purchase common stock of Hollywood Media upon the effective date of the agreement and the issuance of at least 35,000 options to purchase common stock of Hollywood Media on each one-year anniversary of the effective date. If the executive's employment is terminated without cause at any time during the term, Hollywood Media is required to pay to the executive the aggregate amount of base salary that would have been received for the remaining term of the agreement. The term "cause" is defined in the agreement as (a) any act or omission of the executive that constitutes a willful and material breach of the agreement that is uncured at least 30 days after notice thereof; (b) fraud, embezzlement or misappropriation against Hollywood Media; or (c) conviction of any criminal act that is a felony.

         OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth certain information with respect to grants of stock options under Hollywood Media's 1993 Stock Option Plan and its 2000 Stock Incentive Plan to each of the named executive officers of Hollywood Media. In addition, there are shown hypothetical gains or "option spreads" that could be realized for the respective options, based on arbitrarily assumed rates of annual compound stock price appreciation of 0 percent, 5 percent, and 10 percent from the date the options were granted over the full option terms.

                                                           OPTION GRANTS IN 2001
                                                             Individual Grants
                        --------------------------------------------------------------------------------------------------

                                     Percent                                         Potential Realizable Value at Assumed
                        Number of    of Total                                            Annual Rates of Stock Price
                        Shares       Options      Exercise      Market                  Appreciation for Option Terms
                        Underlying   Granted to   or            Price on                             (1)
                        Options      Employees    Base Price    Date of    Expiration  ---------------------------------
                        Granted      in 2001      Per Share     Grant      Date        0%          5%            10%
                        -------      -------      ---------     -----      ----        --          --            ----

Mitchell Rubenstein     99,224       8.54%        $4.00         $3.625     1/3/06      --       $85,119       $240,311

Laurie S. Silvers       99,224       8.54%        $4.00         $3.625     1/3/06      --       $85,119       $240,311

W. Robert Shearer       87,660       7.54%        $4.00         $3.625     1/3/06      --       $75,199       $212,305
                        25,000       2.15%        $4.07          $4.07     6/4/06      --       $34,605        $78,605

Nicholas G. Hall         5,046       0.43%        $4.00         $3.625     1/3/06      --        $4,329        $12,221
                        25,000       2.15%        $5.27          $5.27    8/24/06      --       $44,808       $101,653
                        15,000       1.29%        $5.20          $5.20   12/26/06      --       $26,527        $60,182

(1) These amounts represent certain assumed rates of appreciation only. There can be no assurances that the amounts reflected will be achieved.

         STOCK OPTION EXERCISES DURING 2001 AND STOCK OPTIONS HELD AT END OF 2001. The following table indicates the total number of shares acquired on exercise of stock options during 2001 and the value realized therefrom, as well as the total number and value of exercisable and unexercisable stock options held by each executive officer as of December 31, 2001:

                                                                   NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS
                            NUMBER OF                           OPTIONS AT FISCAL YEAR END               AT FISCAL YEAR END
                              SHARES                         --------------------------------    ---------------------------------
                             ACQUIRED          VALUE
        NAME               ON EXERCISE       REALIZED        EXERCISABLE       UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
----------------------     -------------    ------------     -------------    ----------------    -------------     ---------------
Mitchell Rubenstein              --            --              137,306            74,418            $104,823          $192,743
Laurie S. Silvers                --            --              137,306            74,418            $104,823          $192,743
W. Robert Shearer              25,000       $36,034             78,165           171,995            $ 43,830          $194,490
Nicholas G. Hall                 --            --                7,512            62,535            $  2,524          $ 61,418


         STOCK OPTION PLANS.

         THE 1993 PLAN. Under the 1993 Plan, 2,000,000 shares of common stock are reserved for issuance upon exercise of options. In addition, the 1993 Plan provides that the number of shares reserved for issuance thereunder will automatically be increased on the first day of each fiscal quarter of Hollywood Media so that such number equals at least 12.5% of Hollywood Media's outstanding Common Stock. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option committee of Hollywood Media's Board of Directors (the "Committee") administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible consultants and employees, including officers of Hollywood Media.

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

         As of March 15, 2002, options to purchase 1,363,871 shares of common stock were outstanding under the 1993 Plan and options to purchase 183,608 shares of common stock issued under the 1993 Plan were exercised.

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

         Under the 2000 Plan, 1,000,000 shares of common stock are reserved for issuance upon exercise of Benefits granted under the 2000 Plan. In addition, the 2000 Plan provides that the number of shares reserved for issuance thereunder are automatically increased on the first day of each fiscal quarter of Hollywood Media beginning on January 1, 2001, so that such number shall equal the lesser of 2,000,000 shares of Common Stock (which number is subject to adjustment in accordance with Section 13 thereof) or five percent (5%) of Hollywood Media's outstanding common stock. The maximum number of shares of Common Stock with respect to which Benefits may be granted or measured to any individual participant under the Plan during the term of the Plan shall not exceed 750,000; provided however, that the maximum number of shares of Common Stock with respect to which Stock Options and Stock Appreciation rights may be granted to an individual participant under the Plan during the term of the Plan shall not exceed 750,000 (in each case subject to adjustments made in accordance with Section 13 thereof). If any Benefit granted pursuant to the 2000 Plan terminates, expires, or is cancelled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the 2000 Plan. The shares acquired upon exercise of Benefits granted under the 2000 Plan will be authorized and unissued shares of stock. Hollywood Media's shareholders do not have any preemptive rights to purchase or subscribe for the shares reserved for issuance under the 2000 Plan.

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

         As of March 15, 2002, options to purchase 903,475 shares of common stock were outstanding under the 2000 Plan and 71,509 options issued under the 2000 Plan were exercised.

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

         COMPENSATION OF DIRECTORS. Directors of Hollywood Media who are neither employees nor consultants ("non-employee directors") are compensated at the rate of $1,000 for each meeting of the Board of Directors attended in person, and all directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings. Hollywood Media has established for the non-employee directors the Director's Stock Option Plan (the "Directors Plan"), which provides for automatic grants to each non-employee director of options to purchase shares of common stock having a market value at the time of grant equal to $25,000 (i) upon a person's election as a director and (ii) each year thereafter upon such person's reelection as a director of Hollywood Media, in both instances at an exercise price equal to the fair market value of the common stock on the date of the grant. A total of 100,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Plan. Options to purchase 85,477 shares of common stock have been issued under the Directors Plan. Options granted under the Directors Plan become exercisable six months after the date of grant and, except as otherwise approved by the Board, expire five years after the date of grant. The Board of Directors, in its discretion, may cancel all options granted under the Directors Plan that remain unexercised on the date of consummation of certain corporate transactions described in the Directors Plan. The Directors Plan will terminate in July 2003 unless sooner terminated under the provisions thereof. As of March 15, 2002, options to purchase shares of common stock have been issued to Hollywood Media's current directors under the Directors Plan as follows:

                                                Number of
                                             Shares Subject      Exercise                            Expiration
              Name of Director                 to Options          Price            Grant Date           Date
     -----------------------------------    ------------------  -----------       --------------    -------------

     Harry T. Hoffman                             3,125           $8.00                 11/1/93          11/1/03
                                                  4,762           $5.25                 8/23/96          8/23/06
                                                  4,107           $5.13                  3/2/98           3/2/03
                                                  5,719           $5.0625                7/2/98           7/2/03
                                                  4,819           $5.188               12/15/00         12/15/05
                                                  5,435           $4.60                12/20/01         12/20/06

     Deborah J. Simon                             4,166           $6.00                 11/8/95          11/8/05
                                                  4,762           $5.25                 8/23/96          8/23/06
                                                  4,107           $5.13                  3/2/98           3/2/03
                                                  5,719           $5.0625                7/2/98           7/2/03
                                                  4,819           $5.188               12/15/00         12/15/10
                                                  5,435           $4.60                12/20/01         12/20/06

     Robert E. McAllan                            5,435           $4.60                12/20/01         12/20/06

         See "Certain Relationships and Related Transactions - Consulting Agreement with Dr. Martin H. Greenberg" for a description of the consulting agreement between Hollywood Media and Dr. Greenberg.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. All compensation decisions during 2001 were made by the Compensation Committee or the Board of Directors, which consisted of Mitchell Rubenstein, Russell I. Pillar and Harry T. Hoffman, independent directors. Russell I. Pillar resigned on August 16, 2001 and was replaced in 2001 by Peter Glusker. Harry T. Hoffman, Peter Glusker and Mitchell Rubenstein are the current members of Hollywood Media's Compensation Committee. Mr. Rubenstein is Hollywood Media's Chairman and Chief Executive Officer. Mr. Rubenstein does not participate in discussions or decisions regarding his own compensation or performance appraisals.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of the common stock of Hollywood Media as of March 15, 2002 by (1) each person known to beneficially own more than 5% of the outstanding shares of the common stock, (2) each director of Hollywood Media, (3) Hollywood Media's Chief Executive Officer and up to four of Hollywood Media's other most highly compensated executive officers whose total annualized salary and bonus in 2001 was $100,000 or more and (4) all directors and executive officers of Hollywood Media as a group. Except as otherwise indicated, Hollywood Media believes that all beneficial owners named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Hollywood Media is not aware of any beneficial owner of more than five percent of the outstanding shares of common stock of Hollywood Media other than as set forth in the following table.

                       NAME AND ADDRESS                          NUMBER OF SHARES            PERCENT OF
                   OF BENEFICIAL OWNER (1)                      BENEFICIALLY OWNED              CLASS

       Viacom Inc.                                                 8,659,651 (2)                 30.0%

       J.P. Morgan Chase & Co.                                     3,862,005 (3)                 13.5%

       Mitchell Rubenstein                                         1,966,329 (4)                  6.8%

       Laurie S. Silvers                                           1,966,329 (4)                  6.8%

       Wellington Management Company, LLP                          1,703,623                      6.0%

       GeoCapital, L.L.C.                                          1,405,515                      4.9%

       Dr. Martin H. Greenberg                                     430,609 (5)                    1.5%

       Deborah J. Simon                                            41,738 (6)                       *

       Harry T. Hoffman                                            24,132 (7)                       *

       Robert E. McAllan                                           12,764 (8)                       *

       Peter Glusker                                                 --                            --

       Bryon Rubin                                                   --                            --

       Nicholas G. Hall                                            40,275 (9)                       *

       Jerrold A. Wish                                               --                            --

       All directors and executive officers of
       Hollywood Media as a group (10 persons)                     2,515,847                       9%

----------------
*        Less than 1%

(1) Except as noted in this footnote, the address of each beneficial owner is in care of Hollywood Media Corp., 2255 Glades Road, Suite 237 West, Boca Raton, Florida 33431. The business address of Viacom Inc. is 1515 Broadway, 52nd Floor, New York, NY 10036-5794, the business address of J.P. Morgan Chase & Co. is 270 Park Ave., New York, NY 10017, the business address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109, and the business address of GeoCapital, L.L.C. is 825 Third Avenue, New York, NY 10022.

(2) Includes 262,973 shares of common stock issuable under a currently exercisable warrant. This information is based on a Schedule 13D, filed with the Securities and Exchange Commission on May 15, 2000, as amended on February 13, 2001 which was jointly filed by Sumner M. Redstone, NAI, NAIRI, Inc. and Viacom Inc. Beneficial ownership of the shares of Hollywood Media common stock is attributed to Sumner M. Redstone, National Amusements, Inc., NAIRI, Inc., as trustee of a trust that owns 66 2/3% of the issued and outstanding shares of capital stock of National Amusements, Inc. ("NAI"). NAI owns 100% of the outstanding capital stock of NAIRI, Inc., which in turn owns approximately 68% of the voting stock of Viacom Inc. Each of Sumner M. Redstone, NAI, NAIRI, Inc. and Viacom Inc. has shared voting and dispositive power over the shares of Hollywood Media common stock.

(3) Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2002, J.P. Morgan Chase & Co. has sole voting power with respect to 3,069,832 shares of common stock, sole dispositive power with respect to 3,250,080 shares of common stock, and shared voting and dispositive power with respect to 611,925 shares of common stock.

(4) With the exception of 360,341 shares which are owned by Mitchell Rubenstein individually and 284,412 shares which are owned by Ms. Silvers, all other shares are held by Mr. Rubenstein and Ms. Silvers jointly as tenants by the entireties. Includes an aggregate of 324,224 shares of common stock issuable pursuant to stock options granted to, and 15,000 shares of common stock issuable pursuant to warrants purchased by, Mr. Rubenstein and Ms. Silvers that are currently exercisable or exercisable within 60 days of March 15, 2002.

(5) Includes 91,667 shares of common stock owned by Dr. Greenberg's spouse, 86,382 shares of common stock issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 15, 2002, and 15,221 shares of common stock issuable under currently exercisable warrants.

(6) Includes 23,573 shares of common stock issuable pursuant to options that are currently exercisable.

(7) Includes 22,532 shares of common stock issuable pursuant to options that are currently exercisable and 400 shares of common stock issuable under a currently exercisable warrant.

(8) Includes 12,764 shares of common stock issuable pursuant to options that are currently exercisable.

(9) Represents 10,035 shares of common stock issuable pursuant to options granted to Mr. Hall that are currently exercisable or exercisable within 60 days of March 15, 2002 and 30,240 shares of common stock issuable pursuant to options granted to Mary Hall, Hollywood Media's Vice President of Operations and Mr. Hall's spouse, that are currently exercisable or exercisable within 60 days of March 15, 2002.

(10) Includes 245,777 shares of common stock issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 15, 2002 and 293,594 shares of common stock issuable under currently exercisable warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

TRANSACTION WITH VIACOM INC.

         Hollywood Media entered into a strategic, seven-year relationship with CBS (as predecessor to Viacom, Inc.) effective January 2000 that provides for promotion of Hollywood.com and Broadway.com. In connection with our strategic relationship, CBS purchased 6,672,031 shares of our common stock, representing approximately 30% of Hollywood Media's outstanding common stock, in exchange for $5,303,030 in cash and $100 million of advertising, promotion, content and advertising sales support over a seven-year term pursuant to an Advertising and Promotion Agreement and a Content Agreement. Hollywood Media also issued to CBS a Warrant to purchase an additional 1,178,892 shares of our Common Stock for an aggregate exercise price of $10,937,002. CBS exercised the warrant in full during March 2000. Half of the warrant exercise price was paid in cash and half was paid in additional advertising and promotion under the Advertising and Promotion Agreement. Hollywood Media also entered into an Investor's Rights Agreement, a Registration Rights Agreement and a Voting Agreement with Viacom, which contain, among other things, transfer restrictions, standstill provisions, preemptive rights, registration rights and voting rights, some provisions of which are highlighted below.

         ADVERTISING AND PROMOTION AGREEMENT. Viacom has agreed to provide Hollywood Media an aggregate of $70 million in advertising and promotion of Hollywood.com and Broadway.com over a seven-year term. In addition, we have the right to allocate up to $30 million in value deliverable under the Content Agreement to additional advertising and promotion under the Advertising and Promotion Agreement for a total of up to $100 million in advertising and promotion and an additional $5.5 million as a result of the exercise of the warrant. Viacom Inc. provides the advertising and promotion across certain of its of CBS media properties, including the CBS television network, CBS owned and operated television stations, The TNN and CMT cable networks, Infinity Broadcasting Corporation's radio stations and Viacom Outdoor billboards, CBS Internet sites and CBS syndicated television programs. The advertising and promotion is provided pursuant to media plans jointly developed each year by Viacom and Hollywood Media, which will provide broad-based exposure for Hollywood.com, including prominent placements in conjunction with appropriate entertainment-related events and programming. The value of all advertising and promotion furnished by Viacom to Hollywood Media will be based on the average unit price paid or payable to Viacom by third parties for the particular media on which the advertising and promotion occurs.

         Viacom has the right to terminate its obligation to deliver advertising and promotion under the Advertising and Promotion Agreement under a number of circumstances, including, among others, if the Hollywood.com web site contains, or links to, content that violates specified CBS license guidelines and we fail to remove such content or links, we violate the terms of our agreements with Viacom, if certain defined competitors of Viacom acquire a significant equity stake in Hollywood Media or if we become insolvent.

         CONTENT LICENSE AGREEMENT. Viacom has agreed to provide us an aggregate of $30 million in value over a seven-year term to be allocated in our discretion to the license of content, advertising sales or advertising and promotion. We will receive $4.3 million in value during each of the first six years of the term and $4.2 million in value during the last year of the term.

         License of Content. Viacom granted to us a license to use, distribute and otherwise make available on Hollywood.com certain text, graphics, photographs, video, audio and other information owned by Viacom and related to the movie business or any particular motion picture. In addition, subject to compliance by us with certain obligations, Viacom has the right to archive the content on the Hollywood.com web site after expiration of the term of the Content License Agreement.

         Advertising Sales. We have the right to require Viacom to sell advertisements on the Hollywood.com web site totaling gross advertising revenues of up to $1.5 million per year and Viacom has agreed to include Hollywood.com in all advertising sales programs and presentations that are appropriate for the sale of advertising on the web site. We have agreed to pay to Viacom a commission of 8% of gross advertising revenues generated by advertising sold by Viacom on the Hollywood.com web site in excess of the portion of the $1.5 million guaranteed amount selected by us each year.

         Advertising and Promotion. We have the right to allocate all or any portion of the $30 million in value to additional advertising and promotion of Hollywood.com and Broadway.com to be furnished by Viacom under the Advertising and Promotion Agreement.

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

         Transfer Restrictions; Right of First Refusal. Prior to January 3, 2007, if Viacom proposes to transfer any shares of Hollywood Media common stock other than to certain affiliates or in a bona fide public distribution pursuant to an effective registration statement, Hollywood Media has the right to purchase the shares on the same terms on which Viacom proposes to transfer them to a third party. Hollywood Media's right of first refusal will terminate (a) at such time as Mitchell Rubenstein, Hollywood Media's Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, Hollywood Media's Vice Chairman of the Board and President, have sold more than 60% of the common stock owned by them as of the closing of the transaction or (b) if Viacom owns less than 15% of Hollywood Media's outstanding common stock (other than as a result of transfers by Viacom of at least half of the common stock acquired by it from Hollywood Media).

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

         (4) except as may be required by applicable law, make any public announcement or disclosure in respect of any plan, contract or arrangement relating to the acquisition of capital stock of Hollywood Media or a merger, sale of assets or other extraordinary corporate transaction relating to Hollywood Media;

         (5) deposit capital stock of Hollywood Media into a voting trust or subject capital stock of Hollywood Media to voting agreements, or grant a proxy or power-of-attorney with respect to any capital stock of Hollywood Media to any person not designated by Hollywood Media who is not an officer, director or employee of Viacom or its affiliates;

         (6) form or in participate in any group for the purpose of acquiring, holding, voting or disposing of securities of Hollywood Media; or

         (7) disclose publicly any intention or arrangement inconsistent with the foregoing or enter into any discussions or understandings with any third party with a view to encouraging any action prohibited with the foregoing.

         If Hollywood Media's Board of Directors approves or recommends to its shareholders for approval any transaction in which a party (other than Mitchell Rubenstein or Laurie S. Silvers) would acquire at least 50% of Hollywood Media's outstanding common stock, then the restrictions described above would not apply during the pendency of the transaction and would cease upon the consummation of the transaction.

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

         VOTING AGREEMENT. The Voting Agreement among Hollywood Media, Viacom and certain shareholders of Hollywood Media contains agreements by such parties with respect to nominating individuals to serve on Hollywood Media's Board of Directors and the voting of the common stock owned by such parties in favor of such nominees. Viacom has the right to nominate for election to Hollywood Media's Board of Directors a number of individuals equal to the product of Viacom's percentage ownership of Hollywood Media's common stock and the total number of members of the Board of Directors (rounded down to the nearest whole number). In addition, as long as the Advertising and Promotion Agreement and the Content Agreement remain in effect, Viacom shall have the right to designate at least one nominee to the Board of Directors. In all elections for members of the Board of Directors, each of the shareholders that is a party to the Voting Agreement agrees to vote all shares beneficially owned by them in favor of the Viacom designees. Each of Mitchell Rubenstein, Laurie S. Silvers, Martin H. Greenberg and Rosalind Greenberg are parties to the Voting Agreement. As of March 15, 2002, those shareholders beneficially owned approximately 8.3% of Hollywood Media's outstanding common stock. Viacom's currently nominated members of the Board of Directors are Peter Glusker and Bryon Rubin.

         In all elections for members of the Board of Directors, Viacom agrees to vote all shares of common stock owned by it, or over which it has voting control, in favor of each individual nominated for election to the Board by Hollywood Media.

         Viacom's right to nominate directors for election to the Board will terminate upon the acquisition by Viacom of an equity interest in excess of 15% in any entity who owns, operates or controls a web site that is a competitor of the Hollywood.com web site. The Voting Agreement contains a description of the type of web site that will constitute a competitor of the Hollywood.com web site.

         MAY 2001 INVESTMENT BY VIACOM INC. In May 2001, Viacom Inc. made a $1.4 million investment in Hollywood Media and a $1.6 million prepayment of future cash advertising and promotion commitments to Hollywood Media.

         Hollywood Media issued an aggregate of 310,425 shares of Hollywood Media's common stock to Viacom Inc. at a purchase price of $4.51 per share for a total purchase price of $1.4 million in cash. The purchase price per share represents 105% of the "Market Price" of the common stock, which is defined as the average volume weighted average price for the 20 business days prior to the closing date. Viacom also received a series A warrant to acquire an aggregate of 162,973 shares of common stock at a price of $6.44 per share (150% of the Market Price at closing). If on each of January 30, 2002 and April 30, 2002, Viacom holds at least seventy-five percent of any of its shares of common stock issued to it in the transaction, then the exercise price of the series A warrants will be decreased to $5.37 per share and $4.51 per share, respectively, on such dates. The series A warrants are exercisable by Viacom during the five-year period ending on May 1, 2006.

         Viacom also received a series B adjustment warrant to acquire additional shares of common stock from time to time. Viacom will be entitled to receive additional shares of common stock upon exercise of the series B adjustment warrant for no additional consideration if the "market price" of the common stock as of October 30, 2001, December 16, 2001, March 16, 2002, June 16, 2002 or September 16, 2002 is less than $5.19 per share. The Series B warrant is exercisable for 15 trading days following the last day of each twenty trading day period beginning on each of these five dates. The "market price" of the common stock under the series B warrant as of any date within each twenty trading day period is defined as the lowest "average price" of the common stock during each twenty day period preceding each such date. The "average price" is defined as the average of the ten lowest closing sale prices of the common stock during each twenty trading day period. The market price will in no event be less than $2.15. The number of shares issuable upon exercise of the series B warrant on the first of these five exercise dates is equal to (1) $5.19 minus the market price, divided by (2) the market price, and multiplied by (3) 310,425. The number of shares issuable upon exercise of the series B warrant on each of the subsequent four exercise dates is equal to (1) the lower of $5.19 and the lowest market price as of any prior exercise date minus the market price, divided by
(2) the market price, and multiplied by (3) 310,425. The market price of the common stock with respect to the first adjustment period was $3.03, and as a result, Hollywood Media issued an additional 220,402 shares to Viacom pursuant to the series B adjustment warrant. No additional shares will be issuable under the series B adjustment warrant unless the market price for a subsequent period is less than $3.03 per share.

         In November 2001, Hollywood Media registered with the Securities and Exchange Commission all of the shares acquired by Viacom in the May 2001 financing, including the shares issuable upon exercise of the series A and series B Warrants. The shares are registered on a shelf registration statement, which will generally allow Viacom to sell the shares in open market transactions from time to time. The registration statement was declared effective by the Securities and Exchange Commission, after the time period specified in the registration rights agreement between the parties, which resulted in Hollywood Media issuing to Viacom 14,928 shares of common stock.

         In connection with this investment, Viacom also paid $1,600,000 to Hollywood Media, in 2001, as a prepayment of future cash advertising and promotion commitments owing under the Advertising and Promotion Agreement, dated as of January 3, 2000, between Hollywood Media and Viacom. This payment reduces Viacom's annual promotional commitment under the Advertising and Promotion Agreement by $1,500,000 for calendar year 2002 and by $1,500,000 for calendar year 2003 and satisfies its cash advertising sales obligation to Hollywood Media for such periods.

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

CONSULTING AGREEMENT WITH DR. MARTIN H. GREENBERG

         In 1993 Hollywood Media entered into a consulting agreement with Dr. Martin H. Greenberg pursuant to which Dr. Greenberg agreed to render advisory and consulting services to Hollywood Media, including identifying best-selling authors to create intellectual properties for Hollywood Media and negotiating agreements with such authors, arranging for the publication of prose novels and anthologies for children and adults based on Hollywood Media's intellectual properties, and attending trade shows and conventions on Hollywood Media's behalf. The consulting agreement will expire in November 2003, unless terminated earlier, which termination may take place only under certain conditions. Pursuant to the consulting agreement, in November 1993 Dr. Greenberg began receiving consulting fees of $30,000 per year and was granted an option to purchase 6,250 shares of common stock at an exercise price of $8.00 per share.

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

LINE OF CREDIT

         During the first quarter of 1999, Mitchell Rubenstein, Hollywood Media's Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, Hollywood Media's Vice Chairman and President, agreed to increase their previously extended $1.1 million unsecured line of credit facility to Hollywood Media to $5.5 million to enable Hollywood to meet its working capital requirements for the balance of 1999. The interest rate on the line of credit was set at the JP Morgan Bank prime rate of interest. This commitment terminated in accordance with its terms during the second quarter of 1999 as a result of Hollywood Media raising in excess of $5.5 million from other sources for working capital purposes. During the second quarter of 2000, Mitchell Rubenstein and Laurie S. Silvers, advanced $2,050,000 under an unsecured line of credit facility to Hollywood Media. Hollywood Media drew upon this line of credit in the second quarter of 2000 to enable Hollywood Media to meet its obligation to lend a former shareholder of CinemaSource funds to pay a portion of the shareholder's taxes resulting from the sale of CinemaSource to Hollywood Media. The loan made to Hollywood Media by Mr. Rubenstein and Ms. Silvers was repaid in full in 2000.

         During 2001, Hollywood Media's Chairman and Chief Executive Officer and Hollywood Media's President advanced $1,570,000 to Hollywood Media under an unsecured line of credit facility of which $1,120,000 was repaid with interest at the JP Morgan prime rate (4.75% at December 31, 2001). Interest expense on these advances was $1,870 for 2001. At December 31, 2001, the outstanding balance under this line of credit was $450,000. Total advances under this line of credit as of March 15, 2002 were $500,000.

         In the event that Hollywood Media requires additional funding and cannot secure such additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $5 million in order to enable Hollywood Media to meet its working capital requirements during 2002; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media raises no less than $5 million from other sources and such additional funding is not expended on acquisitions. This commitment terminates January 1, 2003.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS:

                                                                                                       INCORPORATED BY
    Exhibit      Description                                                                           REFERENCE FROM
    -------      ----------                                                                            --------------

      3.1        Third Amended and Restated Articles of Incorporation                                           (18)

      3.2        Articles of Amendment to Articles of Incorporation of Hollywood Media for
                 Designation of Preferences, Rights and Limitations of 7% Series D
                 Convertible Preferred Stock                                                                    (1)

      3.3        Articles of Amendment to Articles of Incorporation of Hollywood Media for
                 Designation of Preferences, Rights and Limitations of 7% Series D-2
                 Convertible Preferred Stock                                                                    (2)

      3.4        Articles of Amendment to Articles of Incorporation of Hollywood Media
                 Amending Designation of Preferences, Rights and Limitations of Series A
                 Variable Rate Convertible Preferred Stock                                                      (3)

      3.5        Articles of Amendment to Articles of Incorporation of Hollywood Media
                 Amending Designation of Preferences, Rights and Limitations of Series B
                 Variable Rate Convertible Preferred Stock                                                      (3)

      3.6        Bylaws                                                                                         (4)

      4.1        Form of Common Stock Certificate                                                               (4)

      4.2        Rights Agreement dated as of August 23, 1996 between Hollywood Media
                 and American Stock Transfer & Trust Company, as Rights Agent                                   (5)

     10.1        Executive Compensation Plans and Arrangements
                 (a)    Employment Agreement between Hollywood Media and
                        Mitchell Rubenstein                                                                     (11)
                 (b)    Extension and Amendment Agreement between Hollywood Media and
                        Mitchell Rubenstein entered into as of July 1, 1998                                     (12)
                 (c)    Employment Agreement between Hollywood Media and
                        Laurie S. Silvers                                                                       (11)
                 (d)    Extension and Amendment Agreement between Hollywood Media and
                        Laurie S. Silvers entered into as of July 1, 1998.                                      (12)
                 (e)    1993 Stock Option Plan, as amended effective October 1, 1999                            (14)
                 (f)    Directors Stock Option Plan, as amended effective July 2, 1998                          (12)
                 (g)    Form of Indemnification Agreement between Hollywood Media and
                        each of its Directors and Officers                                                      (11)
                 (h)    2000 Stock Incentive Plan                                                               (18)
                 (i)    401(k) Plan                                                                             (18)
                 (j)    Employment Agreement, dated as of May 18, 1999, between                                 (3)
                        Showtimes.com, Inc. and Brett West.



     10.2        Advertising and Promotion Agreement dated January 3, 2000, between
                 hollywood.com, Inc. and CBS Corporation                                                        (22)

     10.3        Content License Agreement dated February 3, 2000 between hollywood.com, Inc.
                 and CBS Corporaiton                                                                            (22)

     10.4        Investors Rights Agreement dated January 3, 2000 between Hollywood Media
                 and CBS Corporation                                                                            (22)

     10.5        Voting Agreement dated January 3, 2000 between Hollywood Media and
                 CBS Corporation                                                                                (22)

     10.6        Common Stock Investment Agreement dated as of August 22, 2000 among
                 Hollywood Media, Elliott Associates L.P. and Westgate International, L.P.                      (15)

     10.7        Registration Rights Agreement dated August 22, 2000 among Hollywood
                 Media, Elliott Associates, L.P. and Westgate International, L.P.                               (15)

     10.8        Common Stock Adjustment Warrant dated August 22, 2000 between
                 Hollywood Media and Elliott Associates, L.P.                                                   (15)

     10.9        Common Stock Adjustment Warrant dated August 22, 2000 between
                 Hollywood Media and Westgate International, L.P.                                               (15)

     10.10       Common Stock Purchase Warrant dated August 22, 2000 between
                 Hollywood Media and Elliott Associates, L.P.                                                   (15)

     10.11       Common Stock Purchase Warrant dated August 22, 2000 between
                 Hollywood Media and Westgate International, L.P.                                               (15)

     10.12       Stock Purchase Agreement, dated as of August 26, 1999,                                         (7)
                 between Hollywood Media and CBS (as predecessor to Viacom, Inc.)

     10.13       Purchase Agreement effective as of September 29, 2000 among
                 Hollywood.com, Inc. and the Purchasers named therein                                           (16)

     10.14       Agreement and Plan of Merger dated as of September 15, 2000 by and among Cameron Mackintosh, Inc., Theatre Direct NY, Inc.,
                 Hollywood.com, Inc. and Theatre Acquisition Corp.                                              (17)

     10.15       Services Agreement dated as of February 9, 2001 between
                 Hollywood Media Corp. and Lakeside Ventures, LLC                                               (19)

     10.16       Securities Purchase Agreement dated as of April 25, 2001 between
                 Hollywood Media Corp., Societe Generale and Velocity Investment                                (19)
                 Partners Ltd.

     10.17       Registration Rights Agreement dated as of April 25, 2001 between
                 Hollywood Media Corp., Societe Generale and Velocity Investment
                 Partners Ltd.                                                                                  (19)

     10.18       "A" Warrant issued to Societe Generale                                                         (19)

     10.19       "B" Warrant issued to Societe Generale                                                         (19)

     10.20       Asset Purchase Agreement dated as of July 19, 2001 among
                 Hollywood Media, Independent Hollywood, Inc. and Always Independent
                 Entertainment Corp.                                                                            (20)

     10.21       Investment and Subscription Agreement made and entered into as of
                 September 17, 2001, between Hollywood Media Corp. and Zeke, L.P.,
                 a Delaware limited partnership.                                                                (21)

     10.22       Purchase Agreement made as of October 12, 2001, between
                 Broadway.com, Inc., Robert DeVivio and Peter Falconello                                        (22)

     10.23       Transfer and Shareholders Agreement dated January 14, 2002 by and among Baseline Acquisitions Corp., Baseline, Inc.,
                 Hollywood Media Corp. and Fountainhead Media Services, Inc.                                     *

     10.24       Employment Agreement as of January 14, 2002 between Baseline, Inc.
                 and Alex Amin                                                                                   *

     10.25       Employment Agreement as of January 14, 2002, between Baseline, Inc.
                 and Rafi Gordon                                                                                 *

     10.26       Pledge Agreement, as of January 14, 2002 between
                 Fountainhead Media Services, Inc. and Hollywood Media Corp.                                     *

     10.27       Management Service Agreement as of January 14, 2002 between
                 Hollywood Services, Inc. and Baseline, Inc.                                                     *

     10.28       Stock Purchase Agreement, as of January 14, 2002 between
                 Fountainhead Services, Inc. and Hollywood Media Corp.                                           *

     10.29       Secured Promissory Note between Fountainhead Media Services and
                 Hollywood Media Corp., dated January 14, 2002                                                   *
                 Schedule 1 to Promissory Note

     21.1        Subsidiaries of Hollywood Media                                                                 *

     23.1        Consent of Arthur Andersen LLP                                                                  *

     23.2        Letter to Securities and Exchange Commission regarding Arthur Andersen LLP                      *

-------------------

*Filed as an exhibit to this Form 10-K

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


(6)              Incorporated by reference from the exhibits filed with Hollywood Media's Quarterly Report on
                 Form 10-QSB for the quarter ended September 30, 1999.
(7)              Incorporated by reference from exhibit 1 to Hollywood Media's Current Report on Form 8-K filed on September 28, 1999.
(8)              Incorporated by reference from exhibits 1, 2 and 3 to Hollywood Media's Current Report on
                 Form 8-K filed on September 15, 1999.
(9)              Incorporated by reference from exhibit 2 to Hollywood Media's Current Report on From 8-K filed on January 20, 1999.
(10)             Incorporated by reference from exhibits filed with Hollywood Media's Quarterly Report on
                 Form 10-QSB for the quarter ended March 31, 1999.
(11)             Incorporated by reference from the exhibit filed with Hollywood Media's Registration Statement on Form SB-2 (No. 33-69294).
(12)             Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on
                 Form 10-QSB for the quarter ended September 30, 1998.
(13)             Incorporated by reference from the exhibit filed with Hollywood Media's Annual Report on
                 Form 10-K for the year ended December 31, 1998.
(14)             Incorporated by reference from the exhibit filed with Hollywood Media's Annual Report on
                 Form 10-K for the year ended December 31, 1999.
(15)             Incorporated by reference from the exhibits to Hollywood Media's Current Report on Form 8-K filed on August 29, 2000.
(16)             Incorporated by reference from the exhibits to Hollywood Media's Current Report on Form 8-K filed on October 5, 2000.
(17)             Incorporated by reference from the exhibits to Hollywood Media's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(18)             Incorporated by reference from the exhibit filed with Hollywood Media's Annual Report on
                 Form 10-K/A for the year ended December 31, 2000.
(19)             Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on
                 Form 10-Q/A for quarter ended March 31, 2001.
(20)             Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2001.
(21)             Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 2001.
(22)             Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(B)      REPORTS ON FORM 8-K

         Hollywood Media filed a Current Report on Form 8-K on April 25, 2001 disclosing that as of April 25, 2001, Hollywood Media entered into definitive agreements to issue a total of 1,086,488 shares of Hollywood Media's common stock, $0.01 par value, to investors for an aggregate purchase price of $6,500,000 in cash.

         In connection with the acquisition by Hollywood Media Corp. in May 1999 of its wholly owned subsidiary, hollywood.com, Inc., Tribune Company (as successor in interest to the Times Mirror Company) acquired 2,452,623 shares of Hollywood Media's common stock. On December 19, 2001 Tribune sold all of the shares of Hollywood Media common stock held by it, representing approximately 9% of the outstanding common stock, to four institutional investors. Each of the institutional investors is an existing Hollywood Media Shareholder. Hollywood Media filed a Current Report on Form 8-K on December 19, 2001 disclosing the aforementioned Tribune Transaction.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              HOLLYWOOD MEDIA CORP.
Date:  March 29, 2002                                         By: /s/ Mitchell Rubenstein
                                                                  -----------------------
                                                                  Mitchell Rubenstein, Chairman of the Board
                                                                  and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 29, 2002                                     /s/ Mitchell Rubenstein
                                                         -----------------------
                                                         Mitchell Rubenstein,
                                                         Chairman of the Board
                                                         and Chief Executive
                                                         Officer (Principal
                                                         executive, financial
                                                         and accounting officer)

Date: March 29, 2002                                     /s/ Laurie S. Silvers
                                                         ---------------------
                                                         Laurie S. Silvers, Vice Chairman of the Board,
                                                         President and Secretary

Date: March 29, 2002                                     /s/ Martin H. Greenberg
                                                         -----------------------
                                                         Martin H. Greenberg, Director

Date: March 29, 2002                                     /s/ Harry T. Hoffman
                                                         --------------------
                                                         Harry T. Hoffman, Director

Date: March 29, 2002                                     /s/ Deborah J. Simon
                                                         --------------------
                                                         Deborah J. Simon, Director

Date: April 1, 2002                                      /s/ Bryon Rubin
                                                         ---------------
                                                         Bryon Rubin, Director

Date: April 1, 2002                                      /s/ Peter H. Glusker
                                                         --------------------
                                                         Peter H. Glusker, Director

Date: March 29, 2002                                     /s/ Robert E. McAllan
                                                         ---------------------
                                                         Robert E. McAllan, Director

                                  EXHIBIT INDEX


EXHIBIT           DESCRIPTION

10.23    Transfer and Shareholder Agreement

10.24    Employment Agreement

10.25    Employment Agreement

10.26    Pledge Agreement

10.27    Management Services Agreement

10.28    Stock Purchase Agreement

10.29    Secured Promissory Note

21.1     Subsidiaries of Hollywood Media

23.1     Consent of Arthur Andersen LLP

23.2     Letter to Securities and Exchange Commission regarding Arthur Andersen
         LLP