Form 10-Q
period 2002-03-31
HOLLYWOOD MEDIA CORP
filed 2002-05-15
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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

                               Hollywood.com, Inc.
                                  (Former Name)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
    --------  -------

         As of May 9, 2002, the number of shares outstanding of the issuer's common stock, $.01 par value, was 28,646,111.

                              HOLLYWOOD MEDIA CORP.

                                TABLE OF CONTENTS

                                                                                                        PAGE(S)
                                                                                                        -------
PART I        FINANCIAL INFORMATION
------        ---------------------

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of March 31, 2002
                  (unaudited) and December 31, 2001....................................................     2

                  Consolidated Statements of Operations for the Three
                  Months ended March 31, 2002 and 2001 (unaudited) ....................................     3

                  Consolidated Statement of Shareholders' Equity for the
                  Three Months ended March 31, 2002 (unaudited)........................................     4

                  Consolidated Statements of Cash Flows for the Three
                  Months ended March 31, 2002 and 2001 (unaudited).....................................     5

                  Notes to Consolidated Financial Statements (unaudited)...............................     6-18

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS...............................................................................     19-31

PART II       OTHER INFORMATION
-------       -----------------

ITEM 2.       CHANGES IN SECURITIES AND USE OF  PROCEEDS...............................................     32

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.........................................................     33

Signature     .........................................................................................     35

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,      December 31,
                                                                                        2002            2001
                                                                                   -------------    -------------
                                                                                     (Unaudited)
                                       ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                      $   1,337,451    $   1,980,966
    Receivables, net                                                                   1,853,895        1,507,199
    Inventories, net                                                                   8,929,159        7,086,444
    Prepaid expenses                                                                     831,114          746,482
    Other receivables                                                                    782,032          600,537
    Other current assets                                                                   7,053             --
    Deferred advertising - CBS                                                        13,054,321       13,054,321
                                                                                   -------------    -------------
    Total current assets                                                              26,795,025       24,975,949

PROPERTY AND EQUIPMENT, net                                                            4,327,614        2,792,512
INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES                                 1,011,467        1,522,519
NONCURRENT DEFERRED ADVERTISING - CBS                                                 65,542,431       70,120,029
INTANGIBLE ASSETS, net                                                                 3,478,072        2,344,089
GOODWILL, net                                                                         40,655,452       40,655,452
OTHER ASSETS                                                                             995,547          959,669
                                                                                   -------------    -------------
TOTAL ASSETS                                                                       $ 142,805,608    $ 143,370,219
                                                                                   =============    =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                               $   2,037,851    $   1,668,494
    Other accrued expenses                                                             1,730,421        2,187,425
    Notes payable                                                                        250,000          350,000
    Loan from shareholder/officer                                                      1,000,000          450,000
    Advances from factor                                                                 296,788          341,856
    Accrued exit and retail closure costs                                                303,543           42,144
    Deferred revenue                                                                  11,288,438        8,968,641
    Current portion of capital lease obligations                                         603,635          659,620
                                                                                   -------------    -------------
    Total current liabilities                                                         17,510,676       14,668,180
                                                                                   -------------    -------------

CAPITAL LEASE OBLIGATIONS, less current portion                                          356,540          458,390
                                                                                   -------------    -------------
DEFERRED REVENUE                                                                         886,466        1,072,153
                                                                                   -------------    -------------
MINORITY INTEREST                                                                           --               --
                                                                                   -------------    -------------
OTHER DEFERRED LIABILITIY                                                              3,145,211             --
                                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding            --               --
    Common stock, $.01 par value, 100,000,000 shares authorized; 28,646,111 and 27,971,409 shares issued and outstanding  at March 31, 2002 and
        December 31, 2001, respectively                                                  286,461          279,714
    Deferred compensation                                                             (1,604,221)      (2,174,368)
    Additional paid-in capital                                                       284,381,464      283,687,361
    Accumulated deficit                                                             (162,156,989)    (154,621,211)
                                                                                   -------------    -------------
    Total shareholders' equity                                                       120,906,715      127,171,496
                                                                                   -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 142,805,608    $ 143,370,219
                                                                                   =============    =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                  Three Months Ended March 31,
                                                                  ----------------------------

                                                                      2002            2001
                                                                  ------------    ------------

NET REVENUES                                                      $ 12,910,753    $ 10,877,772

COST OF REVENUES                                                     8,441,472       6,767,165
                                                                  ------------    ------------

    Gross margin                                                     4,469,281       4,110,607
                                                                  ------------    ------------

OPERATING EXPENSES:
    General and administrative                                       1,628,521       1,696,733
    Selling and marketing                                              925,932         925,593
    Salaries and benefits                                            3,563,120       3,119,836
    Amortization of CBS advertising                                  4,577,598       5,048,292
    Depreciation and amortization                                      905,055       2,150,078
    Exit and retail closure costs                                      261,399        (272,576)
                                                                  ------------    ------------

        Total operating expenses                                    11,861,625      12,667,956
                                                                  ------------    ------------

        Operating loss                                              (7,392,344)     (8,557,349)

EQUITY IN EARNINGS OF INVESTMENTS                                      216,383         447,875

OTHER INCOME (EXPENSE):

    Interest expense                                                  (179,685)        (55,636)
    Interest income                                                      3,022          49,725
    Other, net                                                          20,846           4,914
                                                                  ------------    ------------

         Loss before minority interest                              (7,331,778)     (8,110,471)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                         (204,000)        (44,873)
                                                                  ------------    ------------

         Net loss                                                 $ (7,535,778)   $ (8,155,344)
                                                                  ============    ============


Basic and diluted net loss per common share                       $      (0.27)   $      (0.33)
                                                                  ============    ============

Weighted average common and common equivalent shares
outstanding - basic and diluted                                     28,116,685      24,706,527
                                                                  ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  (Unaudited)




                                                                         Common Stock                              Additional
                                                                 -----------------------------     Deferred          Paid-in
                                                                    Shares          Amount        Compensation       Capital
                                                                 -------------   -------------   -------------    -------------

Balance - December 31, 2001                                         27,971,409   $     279,714   $  (2,174,368)   $ 283,687,361


Issuance of options and warrants for services rendered                    --              --              --             77,228

Issuance of stock - 401(k) employer match                               20,777             208            --            136,712

Amortization of deferred compensation                                  520,682           5,207         570,147           (5,207)

Issuance of stock - note extension                                      43,044             430            --            186,787

Issuance of common stock to pay obligations of Hollywood Media           1,163              12            --              6,378

Employee stock compensation                                             54,392             544            --            292,551

Stock option and warrant exercise - net issuance                        34,644             346            --               (346)

Net loss                                                                  --              --              --               --
                                                                 -------------   -------------   -------------    -------------

Balance -  March 31, 2002                                           28,646,111   $     286,461   $  (1,604,221)   $ 284,381,464
                                                                 =============   =============   =============    =============

[restubbed table]



                                                                     Accumulated
                                                                       Deficit           Total
                                                                    -------------    ----------------

Balance - December 31, 2001                                         $(154,621,211)   $ 127,171,496


Issuance of options and warrants for services rendered                       --             77,228

Issuance of stock - 401(k) employer match                                    --            136,920

Amortization of deferred compensation                                        --            570,147

Issuance of stock - note extension                                           --            187,217

Issuance of common stock to pay obligations of Hollywood Media               --              6,390

Employee stock compensation                                                  --            293,095

Stock option and warrant exercise - net issuance                             --               --

Net loss                                                               (7,535,778)      (7,535,778)
                                                                    -------------    -------------

Balance -  March 31, 2002                                           $(162,156,989)   $ 120,906,715
                                                                    =============    =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                             2002           2001
                                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                  $(7,535,778)   $(8,155,344)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                                          905,055      2,150,078
       Interest                                                                               143,609           --
       Equity in earnings of investments, net of return of invested capital                   486,052       (110,476)
       Issuance of compensatory stock, stock options and warrants for services rendered       370,323         73,082
       Amortization of deferred compensation costs                                            570,147         51,034
       Provision for bad debts                                                                 92,742         34,628
       Reversal for retail closure costs                                                         --         (272,576)
       Amortization of CBS advertising                                                      4,577,598      5,048,292
       Minority interest                                                                      204,000         44,873
       Return of capital from Tekno Books to minority partner                                (268,949)       (46,652)
       Changes in assets and liabilities:
         Receivables                                                                         (527,325)       412,638
         Prepaid expenses                                                                     (84,632)       217,544
         Inventories                                                                       (1,842,715)    (2,907,003)
         Other current assets                                                                  (7,053)        (1,293)
         Other assets                                                                         (35,878)       (28,734)
         Accounts payable                                                                     369,357        367,119
         Deferred revenue                                                                   2,134,110      2,058,200
         Other accrued expenses                                                               (37,345)       109,638
                                                                                          -----------    -----------
           Net cash used in operating activities                                             (486,682)      (954,952)
                                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net advances from equity method investees                                                   --          464,000
     Capital expenditures                                                                    (390,323)      (194,006)
                                                                                          -----------    -----------
           Net cash (used in) provided by investing activities                               (390,323)       269,994
                                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from shareholder/officer loan                                                 1,000,000        500,000
     Payments of shareholder/officer loan                                                    (450,000)          --
     Payments under note payable                                                             (100,000)          --
     Net advances from factor                                                                 (45,068)          --
     Payments to repurchase common stock                                                         --          (61,594)
     Payments under capital lease obligations                                                (171,442)       (65,438)
                                                                                          -----------    -----------
           Net cash provided by financing activities                                          233,490        372,968
                                                                                          -----------    -----------

           Net decrease in cash and cash equivalents                                         (643,515)      (311,990)

CASH AND CASH EQUIVALENTS, beginning of period                                              1,980,966      1,911,224
                                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                                  $ 1,337,451    $ 1,599,234
                                                                                          ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
     Interest paid                                                                        $    32,409    $    15,851
                                                                                          ===========    ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION:

         In the opinion of management, the accompanying consolidated financial statements have been prepared by Hollywood Media Corp. ("Hollywood Media") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media's financial position and results of operations. The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto included in Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2001.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Per Share Amounts

         Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. There were 4,412,495 and 4,820,851 options and warrants to purchase common shares outstanding at March 31, 2002 and 2001, respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented.

         In addition, the investors in the May 2001 private placement (discussed in Note 7) will be entitled to receive additional shares of common stock upon the exercise of series B adjustment warrants, for no additional consideration, if the market price of Hollywood Media's common stock falls below a specified average price per share (currently set at $3.03) during the stated adjustment periods. The number of shares issuable during any adjustment period increases as the average stock price decreases, but in no event shall the average price per share be less than $2.15. The maximum number of shares issuable in the future under the warrants is 765,973. These warrants were not included in the number of outstanding warrants and options to purchase common shares disclosed in the preceding paragraph because the number of shares, if any, will be determined at the conclusion of each adjustment period.

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

         Significant estimates and assumptions embodied in the accompanying unaudited financial statements include the adequacy of reserves for accounts receivables and closed stores and Hollywood Media's ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets.

         Receivables

         Receivables consist of amounts due from customers who have advertised on Hollywood Media's web sites, have purchased content from Hollywood Media's syndication businesses, have purchased live theater tickets and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $397,520 and $375,681 at March 31, 2002 and December 31, 2001, respectively.

         In 2001, Hollywood Media entered into an agreement with a third party whereby we monetized a certain portion of our accounts receivable. Hollywood Media receives an initial advance of 80% of the invoice amount, with the remaining 20%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At March 31, 2002 and December 31, 2001, a liability of $296,788 and $341,856, respectively, was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party.

         Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 141 also requires allocation of purchase price to certain classes of identifiable intangibles. Under SFAS 142, goodwill related to acquisitions after June 30, 2001 will not be amortized. In addition, amortization of goodwill related to businesses acquired prior to June 30, 2001 ceased on January 1, 2002. In addition, SFAS 142 will change the way Hollywood Media evaluates goodwill and intangibles for impairment. On January 1, 2002, goodwill and certain intangibles are no longer amortized; however, they will be subject to evaluation for impairment at least annually using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of Hollywood Media's reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, Hollywood Media will be required to proceed to the second step. In the second step, the fair value of the reporting unit will be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss will be recognized if and to the extent that the carrying value of goodwill exceeds the implied value.

         Hollywood Media has not yet completed its evaluation in order to determine if an impairment exists and therefore is unable to quantify the impact, if any, on the results of operations and financial position. The transition provisions of SFAS 142 allow until June 30, 2002 to complete step one of the test and, if required, until December 31, 2002 to complete step 2. Effective January 1, 2002, amortization of approximately $40.7 million of goodwill ceased. Annual goodwill amortization was approximately $5.3 million.

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long lived assets. Costs of retiring tangible long-lived assets will be charged to expense and a liability established when incurred at the present value of the future obligation. This statement requires a cumulative effect approach to recognizing transition amounts for existing retirement obligations. Hollywood Media does not believe that the adoption of SFAS 143 will have a material impact on its consolidated results of operations.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. Hollywood Media does not believe that the adoption of SFAS 144 will have a material impact on its results of operations.

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds FASB No.4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB No. 64, "Extinguishments of Debt to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with regard to rescission of Statement 4; the provisions in paragraph 8 and 9(c) of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002; and all other provisions are effective for financial statements issued on or after May 15, 2002. Hollywood Media is currently evaluating the provisions of SFAS 145.

(3)      ACQUISITION:

         On July 27, 2001, Hollywood Media acquired certain assets of Always Independent Entertainment Corp. ("AlwaysI"), a privately held company, for 210,731 shares of common stock valued at $5.79 per share, the closing market price on the date the transaction closed, or $1,220,132. AlwaysI offers independent films to subscribers over the Internet and licenses films to third parties. Hollywood Media has integrated the AlwaysI subscription service as a distinct channel on Hollywood.com. Filmmakers are charged a fee to place their films on the web site and subscribers are charged a monthly fee to view the films.

         The acquisition of AlwaysI was accounted for under the purchase method of accounting and, accordingly, its operating results have been included in the consolidated financial statements since the date of acquisition.

         The pre-acquisition results of operations of AlwaysI are not material to the consolidated results of operations and therefore pro forma combined results of operations have not been presented.

(4)      DEBT:

         In connection with the acquisition on September 15, 2000 of Theatre Direct NY, Inc. ("TDI"), Hollywood Media signed two promissory notes payable to the former owner. The first is an interest bearing note payable with a face value of $500,000 with principal payable monthly. The note bears interest at Citibank, N.A. prime plus 1% per annum (5.75% at March 31, 2002). The second promissory note is a one year non-interest bearing note with a face value of $250,000. During the first quarter of 2002, Hollywood Media paid $100,000 in cash towards the outstanding balance due under the notes payable. An agreement was reached on March 31, 2002 between Hollywood Media and the former owner of TDI that the remaining notes payable balance would be paid with $320,000 in restricted common stock of Hollywood Media.

         In the event that Hollywood Media requires additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $5 million in order to enable Hollywood Media to meet its working capital requirements during 2002; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media raises no less than $5 million from other sources and such additional funding is not expended on acquisitions. This commitment terminates January 1, 2003. During the three months ended March 31, 2002, net advances of $550,000 were provided to Hollywood Media. These advances bear interest at the J.P. Morgan prime rate (4.75% at March 31, 2002). Interest expense on these advances was $4,450 for the three months ended March 31, 2002.

(5)      OTHER ACCRUED EXPENSES:

         Other Accrued Expenses consist of the following:

                                                         MARCH 31,  DECEMBER 31,
                                                           2002        2001
                                                         ----------   ----------

         Compensation and benefits                     $  620,995     $  802,308
         Accrued liability - theater tickets purchased    336,711        430,323
         Insurance                                         93,731        130,811
         Professional fees                                191,517        249,207
         Licensing fees                                    54,082         47,517
         Interest                                          77,737         24,069
         Royalties                                         41,414         44,517
         Other                                            314,234        458,673
                                                       ----------     ----------
                                                       $1,730,421     $2,187,425
                                                       ==========     ==========

(6)      ACCRUED EXIT AND RETAIL CLOSURE COSTS:

         In December 1999, Hollywood Media closed its brick and mortar retail business in its entirety. Hollywood Media recorded provisions in 1998, 1999, 2000 and 2001, for asset impairments and the estimated cost of early store lease terminations as a result of exiting the brick and mortar retail business. The balance at March 31, 2002 and December 31, 2001 of $42,144 consists of an estimate of Hollywood Media's obligation under a lease for a kiosk location that was abandoned. This matter is the subject of outstanding litigation. Management expects this lease matter to be resolved within 2002.

         In March 2002, Hollywood Media decided to close its Baseline office in New York City, as a result of the combination of Baseline and FilmTracker (as discussed in Note 8) and moved its operations to its new Baseline office located in Santa Monica, CA office. Severance payments for terminated employees and lease costs associated with the NY office lease of $261,399 have been accrued for at March 31, 2002.

(7)      COMMON STOCK:

         On January 2, 2002, Hollywood Media issued 520,682 shares of common stock to Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President in accordance with the exchange and cancellation on December 14, 2001, of 1,045,000 stock options. The approximate fair value of the stock options, $2,280,587 at December 14, 2001, was equal to the fair value of the restricted stock for which it was exchanged. The shares issued vest 50% on June 30, 2002 and 50% on January 1, 2003. Compensation expense of $570,147 was recorded for the three months ended March 31, 2002.

         Hollywood Media issued a total of 40,344 shares of common stock valued at $187,217 during 2002 to extend the term of a promissory note that Hollywood Media guaranteed. In 1999, Hollywood Media loaned approximately $1.7 million to the former owner of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to a third party in 2000. The outstanding balance of the loan at March 31, 2002 was $723,511. The borrower on the note is obligated to pay to Hollywood Media an amount equal to 50% of the value of the shares issued to extend the maturity date of the note. Hollywood Media recorded $93,609 as interest expense and $93,608 as other receivables for the three months ended March 31, 2002. The total amount due to Hollywood Media and included in other receivables at March 31, 2002 was $153,094.

         In February 2002, Hollywood Media issued 1,163 shares of common stock valued at $6,390 in connection with an amendment to a settlement agreement. The shares were valued at the market price of the common stock on the date the amendment was entered into.

         On March 27, 2002, Hollywood Media issued 20,777 shares of common stock valued at $136,920 for payment of Hollywood Media's 401(k) employer match for calendar year 2001.

         During 2002, Hollywood Media issued 54,392 shares of unrestricted common stock valued at $293,095, calculated using the closing market price on the various dates of issuance in accordance with the Hollywood Media 2000 Stock Incentive Plan.

         In May 2001, Hollywood Media sold 1,252,789 shares of common stock to investors in a private placement. These investors will be entitled to receive additional shares of common stock upon exercise of the series B adjustment warrants for no additional consideration if the average market price of the common stock (as defined) as of June 16, 2002 or September 16, 2002 is less than $3.03 per share. The series B warrants are exercisable on the last day of each twenty trading day period beginning on each of these two dates. The market price of the common stock under the series B warrants is defined as the average of the ten lowest closing sales prices of the common stock during the twenty trading days following each of these two dates, but can be no less than $2.15. The number of shares issuable upon exercise of a series B warrant on each of the two exercise dates is equal to (1) the lower of $3.03 or market price minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each series B warrant. The maximum number of shares remaining that are issuable in the future under the warrants is 765,973.

         During the three months ended March 31, 2002, Hollywood Media issued stock options and warrants valued at $77,228 for consulting services rendered and recorded such amount as consulting expense in the accompanying consolidated statement of operations.

         During the three months ended March 31, 2002, Hollywood Media completed net issuances of 34,644 shares of common stock upon the exercise of outstanding stock options and warrants for which no proceeds were received.

(8)      FILMTRACKER TRANSACTION:

         On January 14, 2002, FilmTracker's parent company, Fountainhead Media Services ("FMS"), acquired a 20% equity interest in Baseline, Inc. for $4 million, with consideration consisting of a $2 million promissory note payable to Hollywood Media in installments over a five-year period with a final payment of approximately $1.2 million, and the contribution of the FilmTracker database, intellectual property rights, and all existing contracts with a stated value of $2 million. The promissory note is secured by the 20% equity interest in Baseline held by FMS. FMS will have the right to convert its 20% equity interest in Baseline into common stock of Hollywood Media at any time during the two-year period following the payment in full of the promissory note based upon a multiple of Baseline's EBITDA (earnings before interest, taxes, depreciation and amortization) for the year preceding the conversion. For purposes of any such conversion, Hollywood Media's stock will be valued at the greater of (i) $7.50 per share, and (ii) the average closing price of the stock on the Nasdaq Stock Market for the 15 trading days preceding the notice of conversion. Hollywood Media will also have the right to cause the conversion of the equity interest in Baseline to Hollywood Media common stock at any time after the earlier of the payment in full of the promissory note and January 14, 2006. For accounting purposes this transaction is treated as an acquisition of the FilmTracker assets in exchange for:

         o an issuance of a five year option on Baseline stock with a $2 million exercise and

         o the issuance of a put and call option on Hollywood Media common stock.

Management of Hollywood Media has preliminarily estimated the net value of the option in Baseline stock and the put and call options in Hollywood Media common stock as $3,145,211 and has assigned that value to the FilmTracker assets. The purchase price of $3,145,211 was allocated as follows: 1) $1.5 million to fixed assets (equipment, software, etc.) and 2) $1,645,211 to intangible assets. The purchase price allocation is preliminary, pending an appraisal by a third party.

 (9)     INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES:

         Investments in and advances to equity method investees consist of the following:

                                            MARCH 31,         DECEMBER 31,
                                              2002                2001
                                          -----------         -----------
         NetCo Partners (a)               $ 1,112,133         $ 1,527,494
         MovieTickets.com (b)                (100,666)             (4,975)
                                          -----------         -----------
                                          $ 1,011,467         $ 1,522,519
                                          ===========         ===========

         (A) NETCO PARTNERS

         Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy's Net Force. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings of Investments. The revenues, gross profit and net income of NetCo Partners for the three months ended March 31, 2002 and 2001 are presented below:

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                 2002           2001
                                                 ----           ----

         Revenues                            $  764,405      $1,171,264
         Gross profit                           578,321         998,786
         Net income                             574,148         996,517
         Hollywood Media's
         share of net income                    287,074         498,258

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

         NetCo Partners has signed several significant licensing agreements for Tom Clancy's NetForce. These agreements include book licensing agreements for North American rights to a series of adult and young adult books, an audio book agreement and licensing agreements with various foreign publishers for rights to publish Tom Clancy's NetForce books in different languages. These contracts typically provide for payment of non-refundable advances to NetCo Partners upon achievement of specific milestones, and for additional royalties based on sales of the various products at levels in excess of the levels implicit in the non-refundable advances. NetCo Partners recognizes revenue pursuant to these contracts when the earnings process has been completed based on performance of all services and delivery of completed manuscripts.

         As of March 31, 2002, NetCo Partners has $2,108,602 in accounts receivable. Management of NetCo Partners believes that these receivables will be collected in full and no reserves have been established. These accounts receivable are not included in Hollywood Media's consolidated balance sheets.

         NetCo Partners' deferred revenues, consisting of cash advances received but not yet recognized as revenue, amounted to $122,301 as of March 31, 2002. These deferred revenues are not included Hollywood Media's consolidated balance sheets.

         As of March 31, 2002, we received cumulative profit distributions from NetCo Partners since its formation totaling $7,745,446, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

         (B) MOVIETICKETS.COM

         Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. ("AMC") and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"). In August 2000, the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over 5 years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising on each participating exhibitor's movie screens. In March 2001, America Online Inc. ("AOL") purchased a non-interest bearing convertible preferred equity interest in MovieTickets.com for $8.5 million in cash, which can be converted into approximately 3% of the common stock of MovieTickets.com, Inc. In connection with this transaction, MovieTickets.com's ticket inventory is promoted through AOL's interactive properties and ticket inventory of AOL's Moviefone is available on MovieTickets.com.

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. at March 31, 2002. Excluding AOL's convertible preferred equity interest, Hollywood Media shares in 27.1% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 27.1% of MovieTickets.com income or loss as Equity in Earnings of Investments. Hollywood Media recorded losses of $70,691 and $50,383 in its investment in MovieTickets.com for the three months ended March 31, 2002 and 2001, respectively. During 2000 Hollywood Media issued a warrant to AMC to acquire 90,573 shares of common stock at an exercise price of $17.875 per share valued at $1,000,000. The fair market value of the warrant was recorded as additional investment and is being amortized over a period of ten years.

         MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theater exhibitors. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at participating theaters. The web site contains movie content from Hollywood.com for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket. Service fees on ticket sales were introduced in November 2000. MovieTickets.com's current participating exhibitors include AMC Entertainment, Inc., National Amusements, Inc., Famous Players, Inc., Hoyts Cinemas, Marcus Theaters, Consolidated Theaters, and other regional exhibitors.

(10)     BARTER TRANSACTIONS:

         Barter arrangements are periodically entered into with other companies to exchange advertising on each other's web sites. In January 2000, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." As permitted under EITF 99-17 we adopted the consensus prospectively for transactions occurring after January 20, 2000. EITF 99-17 allows gross reporting of advertising barter transactions only where barter transactions can be supported by an equivalent quantity of similar cash transactions.

         Hollywood Media also records barter revenue and expense under an agreement with the National Association of Theater Owners ("NATO"), which was acquired through the acquisition of hollywood.com, Inc. in 1999. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media provides them with movie showtime information and content as well as hosting web sites for the theaters. In addition, Hollywood Media provides ongoing web site maintenance services for each of the theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters promote the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com 40 out of 52 weeks per year, before feature films that play in most NATO-member theaters. Hollywood Media records revenue and expense from these activities measured at the fair value of the services exchanged.

Barter transactions by type for the three months ended March 31, 2002 and 2001 are as follows:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2002          2001
                                                --------       --------

         Barter Advertising                     $ 12,431       $ 53,130
         Barter - NATO                           745,438        745,438
                                                --------       --------
                                                $757,869       $798,568
                                                ========       ========

         Barter transactions accounted for approximately 51% and 55% of net Internet ad sales revenues for the three months ended March 31, 2002 and 2001, respectively.

         Barter transactions accounted for approximately 6% and 7% of net revenues for the three months ended March 31, 2002 and 2001, respectively.

(11)     SEGMENT REPORTING:

         Hollywood Media's main reportable segments are ticketing, business to business, Internet ad sales and other and intellectual properties. The ticketing segment sells tickets to live theater events for Broadway, off-Broadway and London, online and offline and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and traveling consumers. The business to business segment licenses entertainment content and data. The business to business segment includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country) to media, wireless and Internet companies, AdSource (which creates exhibitor paid directory ads for insertion in newspapers around the country) and Baseline/FilmTracker (a provider of information services to studios and professionals in the feature film and television industries and a pay-per-use subscription website geared towards professionals in the entertainment industry, news and financial organizations). The Internet ad sales and other segment sells advertising on Hollywood.com and Broadway.com web sites and offers independent films to subscribers over the internet. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. Hollywood Media's e-commerce segment and retail segment were closed in January 2001 and December 1999, respectively.

         Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, interest, and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.

         The following table illustrates the financial information regarding Hollywood Media's reportable segments.

                                                   THREE MONTHS ENDED MARCH 31,
                                                      2002             2001
                                                 ------------      ------------
NET REVENUES:
Ticketing                                        $  9,040,155      $  7,254,222
Business to Business                                1,424,601         1,666,756
Internet Ad Sales and Other                         1,497,346         1,464,902
Intellectual Properties                               948,651           475,991
E-Commerce (A)                                           --              15,901
                                                 ------------      ------------
                                                 $ 12,910,753      $ 10,877,772
                                                 ============      ============

GROSS MARGIN:
Ticketing                                        $  1,145,777      $    881,304
Business to Business                                1,377,486         1,589,457
Internet Ad Sales and Other                         1,396,513         1,457,873
Intellectual Properties                               549,505           191,652
E-Commerce (A)                                           --              (9,679)
                                                 ------------      ------------
                                                 $  4,469,281      $  4,110,607
                                                 ============      ============

OPERATING INCOME (LOSS):
Ticketing                                        $     81,833      $   (113,864)
Business to Business (B)                             (194,360)          274,820
Internet Ad Sales and Other (C)                    (5,328,367)       (6,153,128)
Intellectual Properties                               459,501           107,966
E-Commerce (A)                                           --              19,549
Retail (D)                                               --             269,063
Corporate and other                                (2,410,951)       (2,961,755)
                                                 ------------      ------------
                                                 $ (7,392,344)     $ (8,557,349)
                                                 ============      ============

CAPITAL EXPENDITURES:
Ticketing                                        $     26,051      $      2,006
Business to Business                                  111,553            10,614
Internet Ad Sales and Other                             8,079           154,190
Corporate and other                                   244,640            27,196
                                                 ------------      ------------
                                                 $    390,323      $    194,006
                                                 ============      ============

DEPRECIATION AND AMORTIZATION EXPENSE:
Ticketing                                        $     33,266      $     14,160
Business to Business                                   50,918            44,360
Internet Ad Sales and Other                           735,678           734,752
Intellectual Properties                                  --               1,575
E-Commerce (A)                                           --               1,551
Corporate and other                                    85,193         1,353,680
                                                 ------------      ------------
                                                 $    905,055      $  2,150,078
                                                 ============      ============

(A)      The e-commerce segment was closed in January 2001.

(B) Includes $261,399 in additional expenses relating to the closure of the New York Baseline office. The Baseline operations were moved to the new Baseline office in CA.

(C) Includes $4,577,598 and $5,048,292 in amortization of CBS advertising for the three months ended March 31, 2002 and 2001, respectively used to promote Hollywood.com and Broadway.com.

(D) The retail segment was closed in December 1999. The operating income in 2001 results from the reversal of reserves established for closed stores. - See Note 6.

(12)     COMMITMENTS AND CONTINGENCIES:

         Hollywood Media is a party to various legal proceedings arising in the ordinary course of business, including the proceeding described below. Hollywood Media does not expect any of these legal proceedings to have a material adverse impact on the financial condition or results of operations.

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

(13)     RECLASSIFICATION:

         Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 classification.

(14)     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
         FINANCING ACTIVITIES:

         For The Three Months Ended March 31, 2002:

         o        Capital lease transactions totaled $13,607.

         o 54,392 shares of Hollywood Media common stock, valued at $293,095, were issued under the Hollywood Media 2000 Stock Incentive Plan.

         o Hollywood Media issued 1,163 shares of common stock, valued at $6,390, to satisfy an outstanding obligation.

         o 20,777 shares of Hollywood Media common stock, valued at $136,920 were issued as payment of Hollywood Media's 401(k) employer match for calendar year 2001.

         o Hollywood Media issued 43,044 shares of common stock, valued at $187,217, for the extension of a promissory note guaranteed by Hollywood Media.

         o 34,644 shares of Hollywood Media were issued for the net exercise of stock options and warrants during the first quarter of 2002.

         o Options and warrants, valued at $77,228, under Black Scholes, were granted for services rendered.

         For The Three Months Ended March 31, 2001:

         o        Capital lease transactions totaled $117,564.

         o Warrants to acquire 70,000 shares of common stock at exercise prices of $3.00 and $4.25 per share and valued at $266,322 under Black Scholes, were granted to placement agents for services rendered in connection with the August 2000 private placement.

         o Hollywood Media issued 160,000 shares of common stock valued at $799,564 in exchange for payment of $799,564 in certain media, goods and services of Hollywood Media by a third party.

         o Stock options valued at $58,082, under Black Scholes, were granted for services rendered.

         o Hollywood Media issued 4,138 shares of common stock valued at $15,000 as an incentive stock bonus to an officer.

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

         The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Hollywood Media Corp. ("Hollywood Media") which represents Hollywood Media's expectations or beliefs, including, but not limited to, statements concerning industry performance, operations, performance, financial condition, acquisition and divestiture strategies, margins, and growth in sales of our products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Factors that may affect Hollywood Media's results and the market price of our common stock include, but are not limited to, our continuing operating losses, negative cash flows from operations and accumulated deficit, our limited operating history, the need for additional capital to finance our operations, the need to manage our growth and integrate new businesses into Hollywood Media, our ability to develop strategic relationships, our ability to compete with other Internet companies, technology risks and the general risk of doing business over the Internet, future government regulation, dependence on our founders, the interests of our largest shareholder, Viacom Inc., accounting considerations related to our strategic alliance with Viacom Inc., the volatility of our stock price, and the effects of outstanding warrants that include market-based adjustment features. Hollywood Media is also subject to other risks detailed herein or detailed in our Annual Report on Form 10-K for the year ended December 31, 2001 and in other filings made by Hollywood Media with the Securities and Exchange Commission.

OVERVIEW

         Hollywood Media is a provider of entertainment-related information, content and ticketing services to consumers and businesses. We manage a number of integrated business units focused on Hollywood, Broadway, and the entertainment industry. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway ticket sales, business to business content syndication, subscription fees, content licensing fees, advertising and book development. Due to a common focus on the entertainment vertical, each of these business units supports the others, with content shared between multiple business units and customers cross-generated for one unit by another. For instance, our Hollywood.com consumer content site funnels customers into our MovieTickets.com affiliate while making use of movie listings supplied by our wholly owned CinemaSource unit, which is the largest business to business supplier of movie showtimes, and movie data supplied by our Baseline/FilmTracker business to business unit.

BUSINESS TO BUSINESS SYNDICATION DIVISIONS

         CINEMASOURCE. CinemaSource is the largest supplier of movie showtimes as measured by market share and compiles movie showtimes for every movie theater in the United States and Canada, representing approximately 34,000 movie screens. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 200 newspapers, wireless companies, Internet sites, and other media outlets, including newspapers, such as The New York Times and The Washington Post, wireless companies such as Sprint PCS, AT&T Wireless, Verizon and Vindigo, Internet companies including AOL's Digital City, Yahoo! and Lycos and other media outlets.

         CinemaSource also syndicates entertainment news, movie reviews, and celebrity biographies. In addition to charging fixed amounts for the data that it provides to its customers, CinemaSource often shares in the advertising revenue generated by its customers in connection with the data.

         EVENTSOURCE. We launched the EventSource business in mid-1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and shows on Broadway, of-Broadway, touring companies, community playhouses and dinner theaters throughout North America and in London's West End. EventSource entered into an agreement with AOL's Digital City in April 2000 to provide event listings for up to 200 cities nationwide. In addition to Digital City, other EventSource customers include Vindigo and the web site of The New York Times.

         ADSOURCE. We launched AdSource in January 2002, as yet another expansion of the CinemaSource operations, requiring very little overhead. AdSource leverages the movie theater showtimes from the CinemaSource data collection systems and our relationship with various movie exhibitors to create exhibitor paid directory ads for insertion in newspapers around the country. Our first customer, a major theater chain, signed a contract in March 2002 for certain markets including New York City. We are now providing this service nationally for this customer.

         BASELINE/FILMTRACKER. During January 2002 we merged Baseline, our pay-per-use subscription service, with FilmTracker, a leading provider of information services to professionals in the feature film and television industries. The new combined service, which is targeted at studios, production companies, distributors, agents, managers, producers, news organizations, and financial analysts, incorporates all of Baseline's data into FilmTracker's user-friendly interface. The result is a film and television database that contains over 1.5 million records, including over one million listings of people in the media industry, 7,000 entertainment personality biographies, credits for over 45,000 released feature films dating back 50 years, nearly 35,000 television series, miniseries, movies of the week and specials, over 11,000 film and television projects in every stage of development and production, 1,800 movie reviews, box office grosses going back nearly 20 years including over 5,800 feature films, 16,000 company rosters and representation for about 19,000 entertainment professionals.

         In connection with the launch of the combined service, we signed multi-year licensing agreements with two major film studios during the first quarter of 2002. Baseline customers also include Bloomberg, Daily Variety, People Magazine, Lexis-Nexis, NBC, HBO, ABC, Paramount Pictures, 20th Century Fox, DreamWorks, Sony Pictures, MGM, E! Entertainment Television, and the Directors Guild of America. In connection with the merger that occurred on January 14, 2002, FilmTracker's parent company, Fountainhead Media Services ("FMS"), acquired a 20% equity interest in Baseline, Inc. for $4 million, with consideration consisting of a $2 million promissory note payable to Hollywood Media in installments over a five-year period with a final payment of approximately $1.2 million, and the contribution of the FilmTracker database, intellectual property rights, and all existing contracts with a stated value of $2 million. The promissory note is secured by the 20% equity interest in Baseline held by FMS. FMS will have the right to convert its 20% equity interest in Baseline into common stock of Hollywood Media at any time during the two-year period following the payment in full of the promissory note based upon a multiple of Baseline's EBITDA (earnings before interest, taxes, depreciation and amortization) for the year preceding the conversion. For purposes of any such conversion, Hollywood Media's stock will be valued at the greater of (i) $7.50 per share, and (ii) the average closing price of the stock on the Nasdaq Stock Market for the 15 trading days preceding the notice of conversion. Hollywood Media will also have the right to cause the conversion of the equity interest in Baseline to Hollywood Media common stock at any time after the earlier of the payment in full of the promissory note and January 14, 2006. For accounting purposes this transaction is treated as an acquisition of the FilmTracker assets in exchange for 1) an issuance of a five year option on Baseline stock with a $2 million exercise price and 2) the issuance of a put and call option on Hollywood Media common stock.

TICKETING DIVISIONS

         THEATRE DIRECT INTERNATIONAL, BROADWAY.COM AND 1-800-BROADWAY. We acquired Theatre Direct International ("TDI") as of September 15, 2000. Founded in 1990, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, long running shows off-Broadway, shows in London's West End theatre district and shows in Toronto. TDI sells tickets directly to travel agents and tour groups. As a marketing agency, TDI represents numerous producers and Broadway shows to the travel industry around the world. The Broadway shows are Aida, Beauty and the Beast, Cabaret, Chicago, Contact, 42nd Street, Harlem Song, Into the Woods, Les Miserables, Mamma Mia!, Oklahoma, Rent, The Full Monty, The Graduate, The Lion King, The Phantom of the Opera, Urinetown and Metamorphoses. In addition, TDI's education division, Broadway Classroom, markets group tickets to schools across the country. We launched Broadway.com on May 1, 2000. Broadway.com features the ability to purchase Broadway, off-Broadway and London's West End theater tickets online. Our 1-800-BROADWAY number, which we acquired in October 2001, is marketed in tandem by us with Broadway.com. TDI's offline ticketing service complements the online ticketing services available on our Broadway.com and our ticket sales through our 1-800-BROADWAY number. The combined businesses provide live theater ticketing and related content for over 200 venues in multiple markets to a customer base consisting of over 40,000 travel agencies, tour operators, corporations and educational institutions, in addition to numerous newspapers and web sites.

         MOVIETICKETS.COM, INC. MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theatre exhibitors. Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc. MovieTickets.com, Inc. entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a five percent interest in MovieTickets.com, Inc. for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in each participating exhibitor's movie screens. In March 2001, AOL purchased a non-interest bearing convertible preferred equity interest in MovieTickets.com for $8.5 million in cash, which can be converted into approximately 3% of the common stock of MovieTickets.com, Inc. In connection with that transaction, MovieTickets.com's ticket inventory is promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone is available on MovieTickets.com.

         MovieTickets.com. Inc.'s current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., Hoyts Cinemas, Marcus Theaters, Consolidated Theaters, and other regional exhibitors. A recent addition includes theaters formerly owned by General Cinemas, which were acquired by AMC Entertainment, Inc. These exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 100 grossing theaters in North America. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at participating theaters. The web site contains movie content from Hollywood Media's various divisions for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket.

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

         We sell sponsorships and banner advertising on Hollywood.com through relationships with advertising representative firms and through an internal sales staff. Some of our recent advertisers include Disney, Fox Home Entertainment, Verizon Wireless, The History Channel, The Sci-Fi Channel, HBO, Purina, People Magazine, Verisign, VISA, Showtime and movie studios including New Line, Universal, Warner Brothers and Sony.

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

RESULTS OF OPERATIONS

         The following table summarizes Hollywood Media's revenues, cost of revenues and gross margin by reportable segment for the three months ended March 31, 2002 ("Q1-02") and 2001 ("Q1-01"), respectively:

                                                INTERNET
                                 BUSINESS TO    AD SALES    INTELLECTUAL
                    TICKETING     BUSINESS      AND OTHER    PROPERTIES (A) E-COMMERCE       TOTAL
                   -----------   -----------   -----------   -----------    -----------    -----------
MARCH 31, 2002
--------------
Net Revenues       $ 9,040,155   $ 1,424,601   $ 1,497,346   $   948,651    $      --      $12,910,753
Cost of Revenues     7,894,378        47,115       100,833       399,146           --        8,441,472
                   -----------   -----------   -----------   -----------    -----------    -----------
Gross Margin       $ 1,145,777   $ 1,377,486   $ 1,396,513   $   549,505    $      --      $ 4,469,281
                   ===========   ===========   ===========   ===========    ===========    ===========

MARCH 31, 2001
--------------
Net Revenues       $ 7,254,222   $ 1,666,756   $ 1,464,902   $   475,991   $    15,901    $10,877,772
Cost of Revenues     6,372,918        77,299         7,029       284,339        25,580      6,767,165
                   -----------   -----------   -----------   -----------   -----------    -----------
Gross Margin       $   881,304   $ 1,589,457   $ 1,457,873   $   191,652   $    (9,679)   $ 4,110,607
                   ===========   ===========   ===========   ===========   ===========    ===========


(A) This does not include our 50% interest in NetCo Partners which is accounted for under the equity method of accounting and is reported as equity in earnings of investments.

COMPOSITION OF OUR SEGMENTS IS AS FOLLOWS:

o TICKETING - Includes our TDI ticketing business as well as our Broadway.com online ticketing operations and our 1-800-BROADWAY operations.

o BUSINESS TO BUSINESS - Includes our CinemaSource, EventSource, AdSource, and Baseline/FilmTracker syndication operations.

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

NET REVENUES

         Total net revenues were $12,910,753 for Q1-02 as compared to $10,877,772 for Q1-01, an increase of $2,032,981 or 19%. The increase in revenue was primarily due to an increase in net ticketing revenues. We recorded $757,869 and $798,568 in non-cash barter revenue during Q1-02 and Q1-01, respectively. Barter revenue as a percentage of total net revenue was 6% and 7% for Q1-02 and Q1-01, respectively. In Q1-02 net revenues were derived 70% from ticketing, 11% from business to business, 12% from Internet ad sales and other and 7% from intellectual properties.

         Ticketing revenues were $9,040,155 for Q1-02 as compared to $7,254,222 for Q1-01, an increase of $1,785,933 or 25%. Ticketing revenues increased in part due to our participation in the NYC & Co. "Red, White and Blue Freedom Package" promotion aimed at bringing tourists to New York City, following the events of September 11, 2001. TDI is the exclusive supplier of Broadway theater tickets for these packages. Ticketing revenue is generated from the sale of live theater tickets for Broadway, off-Broadway and London both online (Broadway.com) and offline (1-800-BROADWAY), to domestic and international travel professionals, traveling consumers and New York area theater patrons. Ticketing revenue is recognized on the date of performance of the show.

         Business to business revenues (which includes CinemaSource, EventSource, AdSource and Baseline/FilmTracker) were $1,424,601 for Q1-02 as compared to $1,666,756 for Q1-01, a decrease of $242,155 or 15%. Revenues decreased predominately from the loss of technology-based customers of CinemaSource that ceased operations during fiscal year 2001. Our CinemaSource business began to rebound, beginning in the fourth quarter of 2001. Our growth trend has been positive for two consecutive quarters. During Q1-02 we had a net increase to our customer base of 10, with a net gain in annualized revenue of $200,000. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to other media outlets and Internet companies including newspapers such as the New York Times and The Washington Post, Internet companies including AOL's Digital City, Lycos, and Yahoo! and wireless providers such as AT&T Wireless, Sprint PCS and Verizon. AdSource generates revenues by creating exhibitor paid director ads for insertion in newspapers around the country. Baseline/FilmTracker generates revenues from the syndication of its data, licensing information to professionals in the feature film and television industries as well as operating a pay-per-use subscription web site geared towards professionals in the entertainment industry. Revenues from the Baseline/FilmTracker division increased moderately from Q1-01 to Q1-02. The increase in revenue is a result of the combination of Baseline with FilmTracker.com on January 14, 2002, and reflects revenue generated from studios under the new subscription model which allows customers unlimited data access for one monthly fee. This model is used to target the larger customer, mainly film studios. We signed multi-year licensing agreements with two major film studios during Q1-02.

         Internet ad sales and other were $1,497,346 for Q1-02 as compared to $1,464,902 for Q1-01, an increase of $32,444 or 2%. While the increase in Internet ad sales appears to be minimal, revenues generated from national advertising campaigns doubled in Q1-02 as compared to Q1-01 as revenues from barter and syndication decreased. Our traffic levels continue to increase as the number of unique visitors to Hollywood.com increased from 5,887,000 in the fourth quarter of 2001 to 6,791,000 for Q1-02, as reported by Media Metrix. The number of unique visitors was 2,407,000 for Q1-01. Internet ad sales revenue is generated from the sale of sponsorships and banner advertisements on

Hollywood.com and Broadway.com. Included in Internet ad sales and other are non-cash barter revenues of $757,869 and $798,568 for Q1-02 and Q1-01, respectively. As a percentage of Internet ad sales and other, barter revenues comprised 51% and 55% of Internet ad sales and other for Q1-02 and Q1-01, respectively. Hollywood Media records two types of barter revenue related to Internet advertising as more fully described below.

         Barter transactions that generate non-cash advertising revenue (included in Internet ad sales and other revenues), in which Hollywood Media received advertising in exchange for content advertising on its web site was $12,431 for Q1-02 and $53,130 for Q1-01, a reduction of $40,699 or 77% and accounted for less than 1% of total net revenue for Q1-02 and Q1-01. Hollywood Media records barter revenue only in instances where the fair value of the advertising surrendered can be determined based on our historical practice of receiving cash for similar advertising. Although management is focused on maximizing cash advertising revenue, we will continue to enter into barter relationships when deemed appropriate as a cashless method to market our business.

         Hollywood Media also records barter revenue and an equal amount of expense earned under a contract with The National Association of Theater Owners ("NATO"), which Hollywood Media acquired through its acquisition of hollywood.com, Inc. on May 20, 1999. This income is included in Internet ad sales and other revenue. Through the NATO contract, Hollywood Media promotes its web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before feature films that play in most NATO-member theaters. In exchange, Hollywood Media hosts web sites for member theaters and collects and compiles movie showtimes for exhibiting NATO members as well as providing promotional materials and movie information and editorial content. Hollywood Media recorded $745,438 in promotional non-cash revenue and non-cash expense included in selling and marketing expense under the NATO contract in both Q1-02 and Q1-01. Barter revenue from NATO recorded accounted for 6% and 7% of total net revenue for Q1-02 and Q1-01 respectively.

         Revenues from our intellectual properties division were $948,651 for Q1-02 as compared to $475,991 for Q1-01, an increase of $472,660 or 99%. The increase in revenues is attributable to a greater number of manuscripts being delivered in Q1-02 as compared to Q1-01 and an increase in royalties earned. The intellectual properties division generates revenues from several different activities including book development and licensing, intellectual property licensing. Revenues vary quarter to quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies.

         E-commerce revenue was $15,901 for Q1-01. This division was closed in January 2001.

COST OF REVENUES

         Cost of revenues was $8,441,472 for Q1-02 as compared to $6,767,165 for Q1-01, an increase of $1,674,307 or 25%. The increase in the cost of revenues is primarily the result of an increase in ticketing revenues. The ticketing segment accounts for 94% of the cost of revenues for both Q1-02 and Q1-01. Cost of revenue consists primarily of the cost of tickets and credit card fees for the ticketing segment; commissions due to advertising agencies, advertising rep firms and other third parties for revenue generated from the business to business and Internet ad sales and other segments; and fees and royalties paid to authors and co-editors for the intellectual properties segment.

GROSS MARGIN

         Gross margin was $4,469,281 for Q1-02 as compared to $4,110,607 for Q1-01, an increase of $358,674 or 9%. Gross margin increased predominately because of the increase in revenue in Q1-02 from Q1-01 from the ticketing and intellectual properties segments. As a percentage of net revenues the gross margin percentage in Q1-02 was 35% as compared to 38% in Q1-01. The decrease in gross margin percentage is attributable to an increased percentage of our revenues being generated from ticketing, which generate lower gross margins than our other business segments. In addition, the gross margins generated from our participation in the "Red, White and Blue Freedom Package" promotion were lower than normal due to the nature of the campaign.

EQUITY IN EARNINGS OF INVESTMENTS

Equity in earnings of investments consists of the following:

                                             Three Months Ended March 31,
                                             ----------------------------
                                                2002            2001
                                             ---------       ---------

         NetCo Partners (a)                  $ 287,074       $ 498,258
         MovieTickets.com (b)                  (70,691)        (50,383)
                                             ---------       ---------
                                             $ 216,383       $ 447,875
                                             =========       =========

         (a) NetCo Partners

         NetCo Partners owns Tom Clancy's NetForce and is primarily engaged in the development and licensing of Tom Clancy's Net Force. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media's 50% share of earnings was $287,074 for Q1-02 as compared to $498,258 for Q1-01, a decrease of $211,184.

         (b) MovieTickets.com

         Hollywood Media owns 26.4% of the total equity in MovieTickets.com, Inc. joint venture at March 31, 2002. Hollywood Media records its investment in MovieTickets.com, Inc. under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investments. Excluding AOL's three percent convertible preferred equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture. We recorded losses of $70,691 and $50,383 in Q1-02 and Q1-01, respectively on our investment in MovieTickets.com. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket.

OPERATING EXPENSES

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $68,212 or 4% to $1,628,521 for Q1-02 from $1,696,733 for
Q1-01. General and administrative expenses consist of occupancy costs, production costs, human resources and administrative expenses, professional and consulting fees, telecommunication costs, provision for doubtful accounts receivable and general insurance costs. As a percentage of revenue, general and administrative expenses decreased to 13% for Q1-02 from 16% for Q1-01.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses remained flat year over year, increasing $339 to $925,932 for Q1-02 from $925,593 for Q1-01. Selling and marketing expenses includes advertising, marketing, promotional, business development and public relations expenses. Also included in selling and marketing expenses are non-cash barter transactions of $757,869 and $798,568 for the three months ended March 31, 2002 and 2001, respectively. Barter transactions accounted for approximately 82% and 86% of selling and marketing expense for the three months ended March 31, 2002 and 2001, respectively. As a percentage of revenue, selling and marketing expenses decreased to 7% for Q1-02 from 9% for Q1-01.

         SALARIES AND BENEFITS. Salaries and benefits increased $443,284 or 14% to $3,563,120 for Q1-02 from $3,119,836 for Q1-01. This increase is predominately attributable to the increase in non-cash amortization of deferred compensation of $519,113. Excluding the non-cash amortization of deferred compensation, salaries and benefits decreased $75,829 or 3% in Q1-02 as compared to Q1-01. As a percentage of revenue, salaries and benefits decreased to 28% for Q1-02 from 29% for Q1-01.

         AMORTIZATION OF CBS ADVERTISING. Amortization of CBS advertising relating to the agreement with Viacom was $4,577,598 and $5,048,292 for Q1-02 and Q1-01, respectively. Under the agreement with Viacom, Hollywood Media issued shares of common stock and warrants in exchange for cash and CBS's advertising and promotional efforts over seven years across its full range of media properties. The fair value of the common stock and warrants issued to Viacom has been recorded in the balance sheet as deferred advertising and is being amortized as the advertising is used each related contract year. The advertising contract year begins on October 1 and ends September 30.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $905,055 and $2,150,078 for Q1-02 and Q1-01, respectively, representing a decrease of $1,245,023. The decrease is primarily attributable to the cessation of amortization of goodwill on January 1, 2002 in accordance with SFAS No. 142.

         INTEREST EXPENSE. Interest expense for Q1-02 was $179,685 compared to $55,636 for Q1-01, representing an increase of $124,049. The increase is primarily attributable to non-cash charges of $93,609 related to the extension of a promissory note guaranteed by Hollywood Media and a $50,000 fee to extend the term of notes payable.

         INTEREST INCOME. Interest income was $3,022 for Q1-02 as compared to $49,725 for Q1-01.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, we had cash and cash equivalents of $1,337,451 compared to cash and cash equivalents of $1,980,966 at December 31, 2001. Working capital at March 31, 2002, which included $13,054,321 in deferred CBS advertising was $9,284,349 as compared to working capital of $10,307,769 at December 31, 2001 which included $13,054,321 in deferred CBS advertising. Net cash used in operating activities during the first quarter of 2002 was $486,682, primarily representing an increase in ticketing inventory, deferred revenue, and accounts receivable for our ticketing division. Net cash used in investing activities was $390,323, while $233,490 in cash was provided by financing activities. As a result of the above, cash and cash equivalents decreased by $643,515 for the three months ended March 31, 2002. In comparison, during the three months ended March 31, 2001, net cash used in operating activities was $954,952, net cash provided by investing activities was $269,994, and $372,968 in cash was provided by financing activities. Net cash used in operating activities improved by $468,270 or 49% from $954,952 for Q1-01 to $486,682 for Q1-02. Included in cash is $650,625 in proceeds held by Hollywood Media's agent on our behalf in connection with our intellectual property division, which has been transferred to Hollywood Media.

         In the event that we require additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide to Hollywood Media, if required, with an amount not to exceed $5 million in order to enable us to meet our working capital requirements during 2002; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media raises no less than $5 million from other sources and such additional funding is not expended on acquisitions. This commitment terminates January 1, 2003.

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

         Advertising Costs

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. In the first quarter of 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media is entitled to utilize a specified portion of this advertising each contract year. The deferred advertising is carried on Hollywood Media's balance sheet as a deferred asset and is being amortized over the contract period as the advertising is utilized. Advertising expense recorded related to CBS advertising for three months ended March 31, 2002 and 2001 was $4,577,598 and $5,048,292, respectively, and is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS advertising." These CBS advertising expenses are non-cash.

         Barter Transactions

         Hollywood Media records barter revenue and expense under the NATO contract, which Hollywood Media acquired through its acquisition of hollywood.com, Inc. in 1999. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collects and compiles movie showtimes data for NATO member theaters and hosts web sites for each of the theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provides ongoing web site maintenance services for each of the theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters promote the hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before feature films that play in most NATO-member theaters. Hollywood Media records revenue and expense from these activities measured at the fair value of the services exchanged in accordance with Accounting Principles Board Opinion ("APB") No. 29, "Accounting for Nonmonetary Transactions." During the three months ended March 31, 2002 and 2001 we recorded $745,438, in revenue and expense under the NATO contract. Additionally for the three months ended March 31 2002 and 2001 we recorded $12,431 and $53,130, respectively in other non-cash Internet barter transactions.

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

         Impairment of Long-Lived Assets

         Beginning on January 1, 2002, Hollywood Media applies the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under the provisions of this statement, Hollywood Media has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

         Hollywood Media evaluates the recoverability of long-lived assets to be held and used by comparing the carrying amount of the assets to the estimated undiscounted cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. Hollywood Media determines fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 2002 or 2001.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets acquired after June 30, 2001 were no longer subject to amortization. Goodwill and intangibles with indefinite lives acquired prior to June 30, 2001 ceased to be amortized beginning January 1, 2002. In addition, SFAS 142 will change the way we evaluate goodwill and intangibles for impairment. On January 1, 2002, goodwill and certain intangibles are no longer amortized; however, they will be subject to evaluation for impairment at least annually using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we will be required to proceed to the second step. In the second step, the fair value of the reporting unit will be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss will be recognized if and to the extent that the carrying value of goodwill exceeds the implied value.

         Hollywood Media has not yet completed its evaluation in order to determine if an impairment exists and therefore is unable to quantify the impact, if any, on the results of operations and financial position. The transition provisions of SFAS 142 allow until June 30, 2002 to complete step one of the test and, if required, until December 31, 2002 to complete step 2. Effective January 1, 2002, we ceased to amortize approximately $40.7 million of goodwill. Our annual goodwill amortization was approximately $5.3 million.

INFLATION AND SEASONALITY

         Although Hollywood Media cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on sales or results of operations. Hollywood Media considers its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book licensing business as a result of the general publishing industry practice of paying royalties semi-annually. The ticketing business is also effected by seasonal variations with net revenues generally higher in the second quarter as a result of increased sales volumes due to the Tony Awards(R) and in the fourth quarter due to increased levels during the holidays. In addition, although not seasonal, Hollywood Media's intellectual properties division and NetCo Partners both experience fluctuations in their respective revenue streams, earnings and cash flow as a result of the amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. The recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 2, 2002, Hollywood Media issued 520,682 shares of common stock to Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President in accordance with the cancellation on December 14, 2001, of 1,045,000 stock options. The shares issued vest 50% on June 30, 2002 and 50% on January 1, 2003. The approximate fair value of the stock options, $2,280,587 at December 14, 2001, was equal to the fair value of the restricted stock for which it was exchanged.

         We issued a total of 40,344 shares of common stock valued at $187,217 during the three months ended March 31, 2002 for the extension of the term of a promissory note that Hollywood Media guaranteed. The borrower on the note, the former owner of CinemaSource (currently an employee of CinemaSource) is obligated to pay Hollywood Media an amount equal to 50% of the costs incurred for payment of the extension by Hollywood Media.


         In February 2002, Hollywood Media issued 1,163 shares of common stock valued at $6,390 in connection with an amendment to a settlement agreement. The shares were valued at the market price of the common stock on the date the amendment was entered into.

         On March 27, 2002, Hollywood Media issued 20,777 shares of common stock valued at $136,920 for payment of Hollywood Media's 401(k) employer match for calendar year 2001.

         During 2002, Hollywood Media issued 54,392 shares of unrestricted common stock valued at $293,095, calculated using the closing market price on the various dates of issuance in accordance with the Hollywood Media 2000 Stock Incentive Plan.

         During the three months ended March 31, 2002, Hollywood Media issued stock options and warrants valued at $77,228 for consulting services rendered and recorded such amount as consulting expense in the accompanying consolidated statement of operations.

         During the three months ended March 31, 2002, Hollywood Media completed net issuances of 34,644 shares of common stock upon the exercise of outstanding stock options and warrants for which no proceeds were received.

         During the quarter ended March 31, 2002, Hollywood Media issued stock options and warrants to purchase an aggregate of 105,500 and 10,000 shares of common stock, respectively, at exercise prices ranging from $5.05 to $6.50 per share. Options granted to employees are subject to vesting periods ranging from six months to four years and generally expire from the date of issuance.

         The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof, as transactions by an issuer not involving a public offering, each recipient of securities having delivered appropriate investment representations to Hollywood Media with respect thereto and having consented to the imposition of restrictive legends upon certificates evidencing such securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)  EXHIBITS:

                                                                                                         INCORPORATED BY
EXHIBIT                                  DESCRIPTION                                                      REFERENCE FROM
-------                                  -----------                                                      --------------
       3.1             Third Amended and Restated Articles of Incorporation                                    (1)

       3.2             Articles of Amendment  to Articles of  Incorporation  of  Hollywood  Media
                       Corp. for Designation of Preferences,  Rights and Limitations of 7% Series
                       D Convertible Preferred Stock                                                           (2)

       3.3             Articles of Amendment to Articles of Incorporation of Hollywood Media
                       Corp. for Designation of Preferences, Rights and Limitations of 7% Series
                       D-2 Convertible Preferred Stock                                                         (3)

       3.4             Articles of Amendment to Articles of Incorporation of Hollywood Media
                       Corp. amending Designation of Preferences, Rights and Limitations of
                       Series A Variable Rate Convertible Preferred Stock                                      (4)

       3.5             Articles of Amendment to Articles of Incorporation of Hollywood Media
                       Corp. amending Designation of Preferences, Rights and Limitations of
                       Series B Variable Rate Convertible Preferred Stock                                      (4)

       3.6             Bylaws                                                                                  (5)

       4.1             Form of Common Stock Certificate                                                        (5)

       4.2             Rights Agreement dated as of August 23, 1996 between Hollywood Media
                        Corp. and American Stock Transfer & Trust Company, as Rights Agent                     (6)

       10.1            Transfer and Shareholders Agreement dated January 14, 2002 by and among
                       Baseline Acquisitions Corp., Baseline, Inc., Hollywood Media Corp. and
                       Fountainhead Media Services, Inc.                                                       (7)

       10.2            Employment Agreement as of January 14, 2002 between Baseline, Inc. and
                       Alex Amin                                                                               (7)

       10.3            Employment Agreement as of January 14, 2002, between Baseline, Inc. and
                       Rafi Gordon                                                                             (7)

       10.4            Pledge Agreement, as of January 14, 2002 between Fountainhead Media
                       Services, Inc. and Hollywood Media Corp.                                                (7)

       10.5            Management Service Agreement as of January 14, 2002 between Hollywood
                       Services, Inc. and Baseline, Inc.                                                       (7)

       10.6            Stock Purchase Agreement, as of January 14, 2002 between Fountainhead
                       Services, Inc. and Hollywood Media Corp.                                                (7)


       10.7            Secured Promissory Note between Fountainhead Media Services and Hollywood
                       Media Corp., dated January 14, 2002
                       Schedule 1 to Promissory Note                                                           (7)

(1) Incorporated by reference from the exhibit filed with Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2000.

(2) Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(3) Incorporated by reference from the exhibit filed with Hollywood Media's Registration Statement on Form S-3 (No. 333-68209).

(4) Incorporated by reference from exhibits filed with Hollywood Media's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

(5) Incorporated by reference from the exhibit filed with Hollywood Media's Registration Statement on Form SB-2 (No. 33-69294).

(6) Incorporated by reference from exhibit 1 to Hollywood Media's Current Report on Form 8-K filed on October 20, 1999.

(7) Incorporated by reference from the exhibit filed with Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2001.

(a)      REPORTS ON FORM 8-K

         We did not file any Current Report on Form 8-K during the quarter ended March 31, 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HOLLYWOOD MEDIA CORP.

Date:    May 15, 2002              By:  /s/ Mitchell Rubenstein
                                        ------------------------------------
                                        Mitchell Rubenstein, Chairman of the
                                        Board and Chief Executive Officer
                                        (Principal executive, financial and
                                        accounting officer)