Form 10-Q
period 2002-06-30
HOLLYWOOD MEDIA CORP
filed 2002-08-14
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

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

         As of August 9, 2002, the number of shares outstanding of the issuer's common stock, $.01 par value, was 28,803,060.

                              HOLLYWOOD MEDIA CORP.

                                TABLE OF CONTENTS

                                                                                                    PAGE(S)
PART I     FINANCIAL INFORMATION
------     ---------------------

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of June 30, 2002
            (unaudited) and December 31, 2001......................................................     2

             Consolidated Statements of Operations for the Six and Three
             Months ended June 30, 2002 and 2001 (unaudited) ......................................     3

             Consolidated Statement of Shareholders' Equity for the
             Six Months ended June 30, 2002 (unaudited)............................................     4

             Consolidated Statements of Cash Flows for the Six
             Months ended June 30, 2002 and 2001 (unaudited).......................................     5

             Notes to Consolidated Financial Statements (unaudited)................................  6-20

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS.............................................................................. 21-35

PART II    OTHER INFORMATION
-------    -----------------

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................    36

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.........................................................   38

Signatures .........................................................................................   40

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,          December 31,
                                                                                           2002                2001
                                                                                       -------------       -------------
                                                                                        (Unaudited)
                                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $   3,163,451       $   1,980,966
     Receivables, net                                                                      1,616,324           1,507,199
     Inventories, net                                                                      6,643,550           7,086,444
     Prepaid expenses                                                                      1,448,495             746,482
     Other receivables                                                                       656,770             600,537
     Other current assets                                                                    184,993                  --
     Deferred advertising - CBS                                                           18,310,392          13,054,321
                                                                                       -------------       -------------
     Total current assets                                                                 32,023,975          24,975,949

PROPERTY AND EQUIPMENT, net                                                                4,470,986           2,792,512
INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES                                       938,685           1,522,519
NONCURRENT DEFERRED ADVERTISING - CBS                                                     55,261,215          70,120,029
IDENTIFIABLE INTANGIBLE ASSETS, net                                                        3,077,405           2,344,089
GOODWILL, net                                                                             40,775,736          40,655,452
OTHER ASSETS                                                                               1,263,303             959,669
                                                                                       -------------       -------------
TOTAL ASSETS                                                                           $ 137,811,305       $ 143,370,219
                                                                                       =============       =============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                  $   1,885,309       $   1,668,494
     Accrued expenses and other                                                            2,491,591           2,529,281
     Notes payable                                                                           250,000             350,000
     Loan from shareholder/officer                                                                --             450,000
     Accrued exit and retail closure costs                                                   130,257              42,144
     Deferred revenue                                                                      8,313,481           8,968,641
     Current portion of capital lease obligations                                            414,180             659,620
                                                                                       -------------       -------------
     Total current liabilities                                                            13,484,818          14,668,180
                                                                                       -------------       -------------

CAPITAL LEASE OBLIGATIONS, less current portion                                              292,899             458,390
                                                                                       -------------       -------------
DEFERRED REVENUE                                                                             604,433           1,072,153
                                                                                       -------------       -------------
MINORITY INTEREST                                                                             28,278                  --
                                                                                       -------------       -------------
OTHER DEFERRED LIABILITY                                                                   3,145,211                  --
                                                                                       -------------       -------------
CONVERTIBLE DEBENTURES, NET                                                                2,900,691                  --
                                                                                       -------------       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                 --                  --
     Common stock, $.01 par value, 100,000,000 shares authorized; 28,585,051 and 27,971,409 shares issued and outstanding  at June 30,2002 and
         December 31, 2001, respectively                                                     285,851             279,714
     Deferred compensation                                                                (1,034,074)         (2,174,368)
     Additional paid-in capital                                                          287,194,572         283,687,361
     Accumulated deficit                                                                (169,091,374)       (154,621,211)
                                                                                       -------------       -------------
     Total shareholders' equity                                                          117,354,975         127,171,496
                                                                                       -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 137,811,305       $ 143,370,219
                                                                                       =============       =============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (Unaudited)

                                                   Six Months Ended June 30,        Three Months Ended June 30,
                                                 -----------------------------     -----------------------------

                                                     2002             2001             2002             2001
                                                 ------------     ------------     ------------     ------------
NET REVENUES                                     $ 29,433,438     $ 26,357,466     $ 16,522,685     $ 15,479,694

COST OF REVENUES                                   19,909,513       17,361,275       11,468,041       10,594,110
                                                 ------------     ------------     ------------     ------------

    Gross margin                                    9,523,925        8,996,191        5,054,644        4,885,584
                                                 ------------     ------------     ------------     ------------

OPERATING EXPENSES:
    General and administrative                      3,097,661        3,123,118        1,245,679        1,698,961
    Selling and marketing                           1,787,711        2,032,495          861,779        1,106,902
    Salaries and benefits                           7,053,087        6,223,580        3,489,967        3,103,744
    Amortization of CBS advertising                 9,602,743        9,810,064        5,025,145        4,761,772
    Depreciation and amortization                   1,847,736        4,387,449          942,681        2,237,371
                                                 ------------     ------------     ------------     ------------

        Total operating expenses                   23,388,938       25,576,706       11,565,251       12,908,750
                                                 ------------     ------------     ------------     ------------

        Operating loss                            (13,865,013)     (16,580,515)      (6,510,607)      (8,023,166)

EQUITY IN EARNINGS - INVESTMENTS                      230,958          476,634           14,575           28,759

OTHER:

    Interest expense                                 (455,328)        (235,075)        (237,705)        (179,439)
    Interest income                                    10,231           79,330            7,209           29,605
    Other, net                                          2,400         (168,175)         (18,446)        (173,089)
                                                 ------------     ------------     ------------     ------------

         Loss before minority interest            (14,076,752)     (16,427,801)      (6,744,974)      (8,317,330)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES        (393,411)        (101,997)        (189,411)         (57,124)
                                                 ------------     ------------     ------------     ------------

         Net loss                                $(14,470,163)    $(16,529,798)    $ (6,934,385)    $ (8,374,454)
                                                 ============     ============     ============     ============


Basic and diluted loss per common share          $      (0.51)    $      (0.66)    $      (0.25)    $      (0.33)
                                                 ============     ============     ============     ============

Weighted average common and common equivalent
shares outstanding - basic and diluted             28,197,227       25,226,067       28,276,884       25,739,897
                                                 ============     ============     ============     ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (Unaudited)


                                                                         Common Stock                                 Additional
                                                                     -----------------------------     Deferred         Paid-in
                                                                        Shares          Amount       Compensation       Capital
                                                                     -------------   -------------   -------------   -------------
Balance - December 31, 2001                                             27,971,409   $     279,714   $  (2,174,368)  $ 283,687,361

Issuance of options and warrants for services rendered                          --              --              --         176,339

Issuance of stock - 401(k) employer match and other                         21,940             220              --         134,407

Issuance of restricted common stock and amortization of
 deferred compensation                                                     520,682           5,207       1,140,294          (5,207)

Issuance of stock - note extension                                          43,044             430              --         186,787

Employee stock compensation                                                 54,392             544              --         292,551

Stock option and warrant exercise - net issuance                            34,644             346              --            (346)

Interest payment to convertible debenture holders                           21,969             220              --          37,259

Issuance of stock for acquisitions                                          28,571             286              --         109,998

Warrants and beneficial conversion feature - convertible debentures             --              --              --       2,903,838

Shares repurchased and retired                                            (111,600)         (1,116)             --        (328,415)

Net loss                                                                        --              --              --              --
                                                                     -------------   -------------   -------------   -------------
Balance -  June 30, 2002                                                28,585,051   $     285,851   $  (1,034,074)  $ 287,194,572
                                                                     =============   =============   =============   =============

[RESTUBBED]
                                                                         Accumulated
                                                                          Deficit          Total
                                                                       -------------   -------------
Balance - December 31, 2001                                            $(154,621,211)  $ 127,171,496

Issuance of options and warrants for services rendered                            --         176,339

Issuance of stock - 401(k) employer match and other                               --         134,627

Issuance of restricted common stock and amortization of
 deferred compensation                                                            --       1,140,294

Issuance of stock - note extension                                                --         187,217

Employee stock compensation                                                       --         293,095

Stock option and warrant exercise - net issuance                                  --              --

Interest payment to convertible debenture holders                                 --          37,479

Issuance of stock for acquisitions                                                --         110,284

Warrants and beneficial conversion feature - convertible debentures               --       2,903,838

Shares repurchased and retired                                                    --        (329,531)

Net loss                                                                 (14,470,163)    (14,470,163)
                                                                       -------------   -------------
Balance -  June 30, 2002                                               $(169,091,374)  $ 117,354,975
                                                                       =============   =============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended June 30,
                                                                                            ----------------------------
                                                                                                2002            2001
                                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                    $(14,470,163)   $(16,529,798)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                                         1,847,736       4,387,449
         Interest - non-cash                                                                     293,051              --
         Equity in earnings of investments, net of return of invested capital                    533,834         230,714
         Issuance of compensatory stock, stock options and warrants for services rendered        437,739         394,983
         Amortization of deferred compensation costs                                           1,140,294         102,067
         Provision for bad debts                                                                 186,840         143,339
         Reversal for retail closure costs                                                            --        (289,801)
         Amortization of CBS advertising                                                       9,602,743       9,810,064
         Minority interest                                                                       393,411         101,997
         Return of capital from Tekno Books to minority partner                                 (321,397)       (298,956)
         Changes in assets and liabilities:
           Receivables                                                                          (258,590)       (421,073)
           Prepaid expenses                                                                     (702,013)       (309,042)
           Inventories                                                                           442,894      (1,509,922)
           Other current assets                                                                 (184,993)         40,554
           Other assets                                                                              914         (20,079)
           Accounts payable                                                                      216,815          94,000
           Deferred revenue                                                                   (1,122,880)      1,839,312
           Other accrued expenses                                                                 91,315          35,974
                                                                                            ------------    ------------
             Net cash used in operating activities                                            (1,872,450)     (2,198,218)
                                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net advances from equity method investees                                                      --         375,620
       Capital expenditures                                                                   (1,050,709)       (643,511)
                                                                                            ------------    ------------
             Net cash used in investing activities                                            (1,050,709)       (267,891)
                                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from shareholder/officer loan                                                  1,651,000         250,000
       Payments of shareholder/officer loan                                                   (2,101,000)             --
       Payments to repurchase common stock                                                      (329,531)       (200,888)
       Payments under note payable                                                              (100,000)       (266,667)
       Net proceeds from issuance of common stock                                                     --       5,386,349
       Proceeds from issuance of convertible debentures and warrants, less issuance costs      5,419,713              --
       Cash paid for acquisition                                                                 (10,000)             --
       Payments under capital lease obligations                                                 (424,538)       (134,571)
                                                                                            ------------    ------------
             Net cash provided by financing activities                                         4,105,644       5,034,223
                                                                                            ------------    ------------

             Net increase  in cash and cash equivalents                                        1,182,485       2,568,114

CASH AND CASH EQUIVALENTS, beginning of period                                                 1,980,966       1,911,224
                                                                                            ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                                    $  3,163,451    $  4,479,338
                                                                                            ============    ============

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
       Interest paid                                                                        $    116,347    $    108,844
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

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Hollywood Media Corp. ("Hollywood Media") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media's financial position and results of operations. The results of operations and cash flows for the six months ended June 30, 2002 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Per Share Amounts

         Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. There were 5,034,983 and 5,482,660 options and warrants to purchase common shares outstanding at June 30, 2002 and 2001, respectively, that could potentially dilute earnings per share in the future. In addition, the convertible debentures (Note 4) are convertible into 1,647,399 shares of common stock and these shares have been excluded from the weighted average number of common shares outstanding for the three and six months ended June 30, 2002. Such options and warrants were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented.

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

         Significant estimates and assumptions embodied in the accompanying unaudited financial statements include the adequacy of reserves for accounts receivables and Hollywood Media's ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets.

         Receivables

         Receivables consist of amounts due from customers who have advertised on Hollywood Media's web sites, have purchased content from Hollywood Media's syndication businesses, have purchased live theater tickets and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $326,850 and $375,681 at June 30, 2002 and December 31, 2001, respectively.

         In 2001, Hollywood Media entered into an agreement with a third party whereby a certain portion of its accounts receivable can be monetized. Hollywood Media receives an initial advance of 80% of the invoice amount, with the remaining 20%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At June 30, 2002 and December 31, 2001, a liability of $340,331 and $341,856, respectively, was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party.

         Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 141 also requires allocation of purchase price to certain classes of identifiable intangibles. Under SFAS 142, goodwill related to acquisitions after June 30, 2001 will not be amortized. In addition, amortization of goodwill related to businesses acquired prior to June 30, 2001 ceased on January 1, 2002. In addition, SFAS 142 changes the way Hollywood Media evaluates goodwill and intangibles for impairment. On January 1, 2002, goodwill and certain intangibles are no longer amortized; however, they will be subject to evaluation for impairment at least annually using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of Hollywood Media's reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, Hollywood Media will be required to proceed to the second step. In the second step, the fair value of the reporting unit will be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss will be recognized if and to the extent that the carrying value of goodwill exceeds the implied value.

         Hollywood Media has completed test one for each of its reporting units utilizing an outside appraisal firm. For its business to business and ticketing reporting units, no impairment exists, as the fair value of those reporting units were determined to be in excess of their carrying values as of January 1, 2002. The fair value of the Internet ad sales reporting unit was approximately $4.8 million lower than its carrying value of approximately $21.2 million as of January 1, 2002. Hollywood Media will complete test two during the third quarter and if an impairment results will record it as a cumulative effect of a change in method of accounting at that time. The transition provisions of SFAS 142 allow until June 30, 2002 to complete step one of the test and, if required, until December 31, 2002 to complete step 2. Effective January 1, 2002, amortization of approximately $40.7 million of goodwill ceased. Amortization of goodwill for the six months ended June 30, 2001 was $2,624,405.

         Rollforward of Goodwill, net:

Goodwill, net January 1, 2002                       $40,655,452
Addition - Earn-out BroadwayTheater.com                 110,284
Addition - acquisition                                   10,000
                                                    -----------
Goodwill, net    June 30, 2002                       $40,775,736
                                                    ===========


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

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds FASB No.4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB No. 64, "Extinguishments of Debt to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with regard to rescission of Statement 4; the provisions in paragraph 8 and 9(c) of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002; and all other provisions are effective for financial statements issued on or after May 15, 2002. Hollywood Media does not believe that the adoption of the provisions of SFAS 145 will have a material impact on its results of operations.

         FASB Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability.

         Severance pay under Statement 146, in many cases, would be recognized over time rather than up front. The FASB decided that if the benefit arrangement requires employees to render future service beyond a "minimum retention period" a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

(3)      ACQUISITION:

         On July 27, 2001, Hollywood Media acquired certain assets of Always Independent Entertainment Corp. ("AlwaysI"), a privately held company, for 210,731 shares of common stock valued at $5.79 per share, the closing market price on the date the transaction closed, or $1,220,132. Hollywood.com Indie Films f/k/a AlwaysI offers independent films to subscribers over the Internet and licenses films to third parties. Hollywood Media has integrated the AlwaysI subscription service as a distinct channel on Hollywood.com. Filmmakers are charged a fee to place their films on the web site and subscribers are charged a monthly fee to view the films.

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

(4)      DEBT:

         In connection with the acquisition of Theatre Direct NY, Inc. ("TDI") on September 15, 2000, Hollywood Media signed two promissory notes payable to the former owner. The first is an interest bearing note payable with a face value of $500,000 with principal payable monthly. The note bears interest at Citibank, N.A. prime plus 1% per annum (5.75% at June 30, 2002). The second promissory note is a one year non-interest bearing note with a face value of $250,000. The outstanding balance due under the notes payable at June 30, 2002 is $250,000. An agreement was reached on March 31, 2002 between Hollywood Media and the former owner of TDI that the remaining notes payable balance, plus interest, would be paid in restricted common stock of Hollywood Media.

         In the event that Hollywood Media requires additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $5 million in order to enable Hollywood Media to meet its working capital requirements during 2002; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media raises no less than $5 million from other sources and such additional funding is not expended on acquisitions. The proceeds received from the issuance of the Senior Convertible Debentures in May 2002 did not reduce the amount of the commitment. This commitment terminates May 21, 2003. During the six months ended June 30, 2002, advances of $1,651,000 were provided to Hollywood Media, $450,000 was advanced in the prior year, and $2,101,000 was repaid in May 2002. There was no outstanding balance under this commitment at June 30, 2002. These advances bear interest at the J.P. Morgan prime rate (4.75% at June 30, 2002). Interest expense on these advances was $16,684 for the six months ended June 30, 2002.

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer and Laurie S. Silvers, the

Vice Chairman and President of Hollywood Media participated in the financing with a $500,000 cash investment. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price of $3.46 per share. In addition, Hollywood Media can elect at its option to convert the convertible debentures if the debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at exercise prices ranging from $3.78 to $3.91 per share. If on May 22, 2003, an investor holds (net of any short position) at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, then the exercise price of the warrants held by such investor will decrease to $3.46 per share which equals the conversion price of the debenture. The Debentures and Warrants contain anti-dilution provisions as more fully described in the agreements. In addition, the investors will have the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. A total of $280,287 in fees were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent ($130,000 in cash and a warrant valued at $31,695, with substantially the same terms as debenture holders.)

         The warrants granted to these investors were recorded at a relative fair value of $1,608,422 by first assigning a value calculated by using Black Scholes and then adjusting that value by a percentage of the fair value of the debenture to the total stated value of the debenture. The variables used to calculate the value of the warrants using Black Scholes are as follow: a volatility of 83.7%, a 5 year expected life, exercise prices of $3.91 and $3.78 per share, a stock price of $3.27 per share and a risk free interest rate of 4%. The value of the beneficial conversion feature of the Debenture was $1,295,416. The value of the warrants and the beneficial conversion feature will be expensed to interest over 3 years, the term of the Debenture. The value of the warrants and the beneficial conversion feature of the Debenture were recorded as a discount to the convertible debenture and included in additional paid-in capital. For the six months ended June 30, 2002 Hollywood Media recorded $104,529 as interest expense for the accretion of the warrant and beneficial conversion feature of the convertible debentures.

(5)      ACCRUED EXPENSES AND OTHER:

         Accrued Expenses and other consist of the following:

                                                           JUNE 30,            DECEMBER 31,
                                                            2002                  2001
                                                     ----------------       ----------------


Compensation and benefits                               $    622,803         $    802,308
Accrued liability - theater tickets purchased                 97,960              430,323
Insurance                                                    521,516              130,811
Professional fees                                            325,830              249,207
Licensing fees                                                     -               47,517
Interest                                                      70,000               24,069
Royalties                                                     49,718               44,517
Advances from third party                                    340,331              341,856
Other                                                        463,433              458,673
                                                        -------------        -------------
                                                        $  2,491,591         $  2,529,281
                                                        =============        =============

(6)      COMMON STOCK:

         On January 2, 2002, Hollywood Media issued 520,682 shares of restricted common stock to Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President in accordance with the exchange and cancellation on December 14, 2001, of 1,045,000 stock options. The approximate fair value of the stock options was $2,280,587 at December 14, 2001, and was equal to the fair value of the restricted stock for which it was exchanged. Fifty percent of the shares vested on June 30, 2002, with the remaining 50% of the shares vesting on January 1, 2003. Compensation expense of $1,140,294 was recorded for the six months ended June 30, 2002.

         Hollywood Media issued a total of 40,344 shares of common stock valued at $187,217 during 2002 to extend the term of a promissory note that Hollywood Media guaranteed. In 1999, Hollywood Media loaned approximately $1.7 million to the former owner ("borrower") of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000. The outstanding balance of the loan at June 30, 2002 was $723,511 and is collaterized by 301,191 shares of Hollywood Media stock that was pledged by the borrower to the third party. The borrower on the note is obligated to pay to Hollywood Media an amount equal to 50% of the value of the shares issued to extend the maturity date of the note. Hollywood Media recorded $93,609 as interest expense and $93,608 as other receivables for the six months ended June 30, 2002. The total amount due Hollywood Media and included in other receivables at June 30, 2002 was $153,094.

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

         During the first quarter of 2002, Hollywood Media issued 54,392 shares of unrestricted common stock valued at $293,095, calculated using the closing market price on the various dates of issuance in accordance with the Hollywood Media 2000 Stock Incentive Plan.

         In May 2001, Hollywood Media sold 1,252,789 shares of common stock to investors in a private placement. These investors were, under certain circumstances entitled to receive additional shares of common stock upon exercise of the series B adjustment warrants for no additional consideration if the average market price of Hollywood Media's common stock falls below a specified average price per share (currently set at $2.15) during the stated adjustment periods (June 16, 2002 or September 16, 2002.) The series B warrants are exercisable on the last day of each twenty trading day period beginning on each of these two dates. The market price of the common stock under the series B warrants is defined as the average of the ten lowest closing sales prices of the common stock during the twenty trading days following each of these two dates, but can be no less than $2.15. The number of shares issuable upon exercise of a series B warrant on each of the two exercise dates is equal to (1) the lower of $3.03 or market price minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each series B warrant. On July 24, 2002, Hollywood Media issued 218,009 shares of common stock pursuant to an exercise notice to an investor for the June 16, 2002 adjustment period, and no further common shares are issuable to this investor in this private placement. One of the investors, Societe Generale, failed to comply with certain provisions of the Securities Purchase Agreement between the parties and therefore Hollywood Media believes that Societe Generale is not entitled to any of the additional 328,275 shares of common stock that may otherwise be issuable to it under the warrants. On May 21, 2002, Hollywood Media entered into an agreement with Velocity, an investor that participated in the May 2001 private placement, to cancel the outstanding series B Warrant dated May 1, 2001 under which 218,849 shares of common stock of Hollywood Media were issuable and in consideration amended the terms of the Series A warrant dated May 1, 2001 held by Velocity to change the exercise price of the Series A Warrant from $6.44 per share to $5.25 per share. Therefore, no further shares will become issuable to this investor on account of the Series B Warrant.

         On May 15, 2002, Hollywood Media issued 28,571 shares of common stock valued at $110,284 to the previous owner of BroadwayTheater.com under the terms of an earn-out provision in the Asset Purchase Agreement. Pursuant to this provision the previous owner is entitled to additional consideration if specified gross profit targets are attained in each of the three years following the acquisition. This stock issuance represents payment for year two of the earn-out provision. The value of the shares was recorded as additional goodwill.

         On June 28, 2002, Hollywood Media issued 21,969 shares of common stock valued at $37,479 to the holders of the convertible debentures for interest due for the period May 22, 2002 to June 30, 2002.

         During the first quarter of 2002, Hollywood Media completed net issuances of 34,644 shares of common stock upon the exercise of outstanding stock options and warrants for which no proceeds were received.

         Pursuant to Hollywood Media's stock repurchase plan, during the three months ended June 30, 2002, Hollywood Media repurchased 111,600 shares of its common stock for aggregate consideration of $329,531, or an average purchase price of $2.95 per share.

         During the six months ended June 30, 2002, Hollywood Media issued stock options and warrants valued at $144,644 to independent third parties for services rendered.

(7)      FILMTRACKER TRANSACTION:

         On January 14, 2002, Fountainhead Media Services ("FMS"),
FilmTracker's parent company, acquired a 20% equity interest in Baseline, Inc. ("Baseline"), a wholly owned subsidiary of Hollywood Media, for $4 million. Consideration consisted of a $2 million promissory note payable to Hollywood Media in installments over a five-year period with a final payment of approximately $1.2 million, and the contribution of the FilmTracker database, intellectual property rights, and all existing contracts with a stated value of $2 million. The promissory note is secured by the 20% equity interest in Baseline held by FMS. FMS will have the right to convert its 20% equity interest in Baseline into common stock of Hollywood Media at any time during the two-year period following the payment in full of the promissory note based upon a multiple of Baseline's EBITDA (earnings before interest, taxes, depreciation and amortization) for the year preceding the conversion. For purposes of any such conversion, Hollywood Media's stock will be valued at the greater of (i) $7.50 per share, and (ii) the average closing price of the stock on the Nasdaq Stock Market for the 15 trading days preceding the notice of conversion. Hollywood Media will also have the right to cause the conversion of the equity interest in Baseline to Hollywood Media common stock at any time after the earlier of the payment in full of the promissory note and January 14, 2006. For accounting purposes this transaction is treated as an acquisition of the FilmTracker assets in exchange for:

     o an issuance of a five year option on Baseline stock with a $2 million exercise price and
     o the issuance of a put and call option on Hollywood Media common stock.

Management of Hollywood Media has preliminarily estimated the net value of the option in Baseline stock and the put and call options in Hollywood Media common stock as $3,145,211 and has assigned that value to the FilmTracker assets. The purchase price of $3,145,211 was allocated as follows: 1) $1.5 million to fixed assets (equipment, software, etc.) and 2) $1,645,211 to intangible assets (amortization period is 5 years). The purchase price allocation is preliminary, pending an appraisal by a third party.

(8)      INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES:

         Investments in and advances to equity method investees consist of the following:

                                                    JUNE 30,            DECEMBER 31,
                                                      2002                  2001
                                                --------------        ---------------
NetCo Partners (a)                              $   1,117,696         $    1,527,494
MovieTickets.com (b)                                 (179,011)                (4,975)
                                                --------------        ---------------
                                                $     938,685         $    1,522,519
                                                ==============        ===============

         (a) NETCO PARTNERS

         Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy's Net Force. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings - Investments. The revenues, gross profit and net income of NetCo Partners for the six and three months ended June 30, 2002 and 2001 are presented below:

                                  SIX MONTHS ENDED JUNE 30,               THREE MONTHS ENDED JUNE 30,
                               ----------------------------------    -----------------------------------
                                   2002                2001                2002                 2001
                               --------------     ---------------    -----------------    --------------

Revenues                       $   936,706        $  1,927,191       $     172,301        $    754,713
Gross Profit                       715,132           1,576,844             136,810             578,058
Net Income                         709,988           1,565,601             135,840             569,085

Hollywood Media's
share of net income                354,994             782,801              67,920             284,543

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

         As of June 30, 2002, NetCo Partners has $2,649,435 in accounts receivable. Management of NetCo Partners believes that these receivables will be collected in full and no reserves have been established. These accounts receivable are not included in Hollywood Media's consolidated balance sheets.

         NetCo Partners' deferred revenues, consisting of cash advances received but not yet recognized as revenue, amounted to $750,000 as of June 30, 2002. These deferred revenues are not included in Hollywood Media's consolidated balance sheets.

         As of June 30, 2002, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $7,857,819, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

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

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. at June 30, 2002. Excluding AOL's convertible preferred equity interest, Hollywood Media shares in 27.1% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 27.1% of MovieTickets.com income or loss as Equity in Earnings - Investments. Hollywood Media recorded losses of $124,036 and $178,914 for the six months ended June 30, 2002 and 2001, respectively and $53,345 and $128,531 for the three months ended June 30, 2002 and 2001, respectively in its investment in MovieTickets.com. During 2000 Hollywood Media issued a warrant to AMC to acquire 90,573 shares of common stock at an exercise price of $17.875 per share valued at $1,000,000. The fair market value of the warrant was recorded as additional investment and is being amortized over a period of ten years.

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

Barter transactions by type for the six and three months ended June 30, 2002 and 2001 are as follows:

                                Six Months Ended June 30,             Three Months Ended June 30,
                            ----------------------------------     ----------------------------------
                                 2002                2001               2002               2001
                            --------------      --------------     -------------       --------------

Barter Advertising          $      17,689       $      77,139       $     5,258        $      24,009
Barter - NATO                   1,338,788           1,490,875           593,350              745,437
                            --------------      --------------      ------------       --------------
                            $   1,356,477       $   1,568,014       $   598,608              769,446
                            ==============      ==============      ============       ==============

         Barter transactions accounted for approximately 48% and 52% of net Internet ad sales revenues for the six months ended June 30, 2002 and 2001, respectively, and accounted for 45% and 50% of net Internet ad sales revenue for the three months ended June 30, 2002 and 2001, respectively.

         Barter transactions accounted for approximately 5% and 6% of net revenues for the six months ended June 30, 2002 and 2001, respectively, and accounted for 4% and 5% of net revenues for the three months ended June 30, 2002 and 2001, respectively.

(10)     SEGMENT REPORTING:

         Hollywood Media's main reportable segments are ticketing, business to business, Internet ad sales and other, and intellectual properties. The ticketing segment sells tickets to live theater events for Broadway, off-Broadway and London, online and offline and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and traveling consumers. The business to business segment licenses entertainment content and data. The business to business segment includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country) to media, wireless and Internet companies, AdSource (which creates exhibitor paid directory ads for insertion in newspapers around the country) and Baseline/FilmTracker (a provider of information services to studios and professionals in the feature film and television industries and a pay-per-use subscription website geared towards professionals in the entertainment industry, news and financial organizations). The Internet ad sales and other segment sells advertising on Hollywood.com and Broadway.com web sites and offers independent films to subscribers over the internet. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. Hollywood Media's e-commerce segment and retail segment were closed in January 2001 and December 1999, respectively.

         Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, interest, and nonrecurring gains and losses to budgeted amounts and to forecasts. There are no intersegment sales or transfers.

         The following table illustrates the financial information regarding Hollywood Media's reportable segments.

                                            SIX MONTHS ENDED JUNE 30,               THREE MONTHS ENDED JUNE 30,
                                       -----------------------------------     -------------------------------------
                                            2002                2001                2002                 2001
                                       ---------------    ----------------     ---------------      ----------------
NET REVENUES:
Ticketing                              $   22,203,365     $    19,160,425      $   13,163,210       $    11,906,203
Business to Business                        2,947,948           3,232,269           1,523,347             1,565,513
Internet Ad Sales and Other                 2,839,520           2,993,889           1,342,174             1,528,987
Intellectual Properties                     1,442,605             955,384             493,954               479,393
E-Commerce (A)                                      -              15,499                   -                  (402)
                                       ---------------    ----------------     ---------------      ----------------
                                       $   29,433,438     $    26,357,466      $   16,522,685       $    15,479,694
                                       ===============    ================     ===============      ================

GROSS MARGIN:
Ticketing                              $    3,147,614     $     2,718,495      $    2,001,837      $      1,837,191
Business to Business                        2,833,582           3,080,561           1,456,096             1,491,104
Internet Ad Sales and Other                 2,629,402           2,868,480           1,232,889             1,410,607
Intellectual Properties                       913,327             339,251             363,822               147,599
E-Commerce (A)                                      -             (10,596)                  -                  (917)
                                       ---------------    ----------------     ---------------      ----------------
                                       $    9,523,925     $     8,996,191      $    5,054,644       $     4,885,584
                                       ===============    ================     ===============      ================

OPERATING INCOME (LOSS):
Ticketing                              $      979,405     $        546,152     $      892,532       $       660,016
Business to Business (B)                     (264,114)             373,526            (94,727)               98,706
Internet Ad Sales and Other (C)           (10,926,017)         (11,824,464)        (5,605,575)           (5,671,336)
Intellectual Properties                       727,529              139,255            268,028                31,289
E-Commerce (A)                                      -               11,130                  -                (8,419)
Retail (D)                                          -              285,940                  -                16,877
Corporate and other                        (4,381,816)          (6,112,054)        (1,970,865)           (3,150,299)
                                       ---------------    -----------------    ---------------      ----------------
                                       $  (13,865,013)    $    (16,580,515)    $   (6,510,607)      $    (8,023,166)
                                       ===============    =================    ===============      ================

                                       JUNE 30, 2002       DECEMBER 31, 2001
                                     -----------------    -------------------
SEGMENT ASSETS:
Ticketing                              $    8,621,664     $      9,278,211
Business to Business                        4,175,243            1,033,270
Internet Ad Sales and Other                76,863,618           87,697,880



Intellectual Properties                       456,557              334,356
Corporate and other                        47,694,223           45,026,502
                                       ---------------    -----------------
                                       $  137,811,305     $    143,370,219
                                       ===============    =================

(A)      The e-commerce segment was closed in January 2001.

(B) Includes $261,399 in additional expenses for the six months ended June 30, 2002 relating to the closure of the New York Baseline office. The Baseline operations were moved to the new Baseline office in California.

(C) Includes $9,602,743 and $9,810,064 in amortization of CBS advertising for the six months ended June 30, 2002 and 2001, respectively, and $5,025,145 and $4,761,772 for the three months ended June 30, 2002 and 2001, respectively, used to promote Hollywood.com and Broadway.com.

(D) The retail segment was closed in December 1999. The operating income in 2001 results from the reversal of reserves for retail closure costs.

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

(12)     RECLASSIFICATION:

         Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 classification.

(13)     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
         ACTIVITIES:

     For The Six Months Ended June 30, 2002:

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

     o Options and warrants, valued at $144,644, under Black Scholes, were granted for services rendered.

     o Hollywood Media issued 28,571 shares of common stock, valued at $110,284, under the terms of an earn-out provision in accordance with the acquisition of BroadwayTheater.com.

     o Hollywood Media issued 21,969 shares of common stock, valued at $37,479 for interest due to the holders of the convertible debentures.

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

     o Hollywood Media issued 88,000 shares of common stock, valued at $500,720, as a payment towards outstanding capital lease obligations.

     o Hollywood Media issued 15,615 shares of common stock, valued at $87,182, for the extension of a promissory note. Hollywood Media recorded $43,591 as interest expense and $43,591 as other receivables.

     o Hollywood Media issued 28,572 shares of common stock, valued at $150,003, under the terms of an earn-out provision in accordance with the acquisition of BroadwayTheater.com.

     o Hollywood Media issued 270,210 shares of common stock for no proceeds pursuant to the exercise of adjustment warrants, to the investors who participated in the August 2000 private placement.

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

BUSINESS TO BUSINESS SYNDICATION DIVISIONS

         CINEMASOURCE. CinemaSource is the largest supplier of movie showtimes as measured by market share and compiles movie showtimes for every movie theater in the United States and Canada, representing approximately 34,000 movie screens. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 200 newspapers, wireless companies, Internet sites, and other media outlets, including newspapers, such as The New York Times and The Washington Post, wireless companies such as

Sprint PCS, AT&T Wireless, Cingular Wireless, Verizon and Vindigo, Internet companies including AOL's Digital City, MSN, Yahoo! and Lycos and other media outlets.

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

         ADSOURCE. We launched AdSource in January 2002, as yet another expansion of the CinemaSource operations. AdSource leverages the movie theater showtimes from the CinemaSource data collection systems and our relationship with various movie exhibitors to create exhibitor paid directory ads for insertion in newspapers around the country. We are providing this service nationally for our first customer, a major theater chain.

         BASELINE/FILMTRACKER. During January 2002, we merged Baseline, our pay-per-use subscription service, with FilmTracker, a leading provider of information services to professionals in the feature film and television industries. The new combined service, which is targeted at studios, production companies, distributors, agents, managers, producers, news organizations, and financial analysts, incorporates all of Baseline's data into FilmTracker's user-friendly interface. The result is a film and television database that contains over 1.5 million records, including over one million listings of people in the media industry, 7,000 entertainment personality biographies, credits for over 45,000 released feature films dating back 50 years, nearly 35,000 television series, miniseries, movies of the week and specials, over 11,000 film and television projects in every stage of development and production, 1,800 movie reviews, box office grosses going back nearly 20 years including over 5,800 feature films, 16,000 company rosters and representation for about 19,000 entertainment professionals.

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

TICKETING DIVISIONS

         THEATRE DIRECT INTERNATIONAL, BROADWAY.COM AND 1-800-BROADWAY. We acquired Theatre Direct International ("TDI") as of September 15, 2000. Founded in 1990, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, long running shows off-Broadway, shows in London's West End theatre district and shows in Toronto. TDI sells tickets directly to travel agents and tour groups. As a marketing agency, TDI represents numerous producers and Broadway shows to the travel industry around the world. The Broadway shows currently include Aida, Beauty and the Beast, Cabaret, Chicago, Contact, 42nd Street, Harlem Song, Into the Woods, Les Miserables, Mamma Mia!, Oklahoma, Rent, The Full Monty, The Graduate, The Lion King, The Phantom of the Opera, Thoroughly Modern Millie, Urinetown and Metamorphoses. In addition, TDI's education division, Broadway Classroom, markets group tickets to schools across the country. We launched Broadway.com on May 1, 2000. Broadway.com features the ability to purchase Broadway, off-Broadway and London's West End theater tickets online. Our 1-800-BROADWAY number, which we acquired in October 2001, is marketed in tandem by us with Broadway.com. TDI's offline ticketing service complements the online ticketing services available on our Broadway.com and our ticket sales through our 1-800-BROADWAY number. The combined businesses provide live theater ticketing and related content for over 200 venues in multiple markets to a customer base consisting of over 40,000 travel agencies, tour operators, corporations and educational institutions, in addition to numerous newspapers and web sites.

         MOVIETICKETS.COM, INC. MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theatre exhibitors. Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc. MovieTickets.com, Inc. entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a five percent interest in MovieTickets.com, Inc. for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in each participating exhibitor's movie screens. In March 2001, AOL purchased a non-interest bearing convertible preferred equity interest in MovieTickets.com for $8.5 million in cash, which can be converted into approximately 3% of the common stock of MovieTickets.com, Inc. In connection with that transaction, MovieTickets.com's ticket inventory is promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone is available on MovieTickets.com. MovieTickets.com has been selected by MSN Network, Yahoo!, and Lycos Entertainment as the exclusive provider for online movie ticketing services.

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

         We sell sponsorships and banner advertising on Hollywood.com through relationships with advertising representative firms and through an internal sales staff. Some of our recent advertisers include Citibank, Time, Inc., Kelloggs, M&M's, Microsoft, Best Buy, Disney, Fox Home Entertainment, Verizon Wireless, The Sci-Fi Channel, HBO, Purina, People Magazine, Verisign, VISA, Showtime and movie studios including New Line, Universal, Warner Brothers and Sony.

         Effective January 2000, we entered into a strategic, seven-year relationship with CBS that provides for extensive promotion of the Hollywood.com and Broadway.com web sites. Viacom has agreed to provide Hollywood.com and Broadway.com with $105.5 million of promotion across certain of its media properties, including the CBS television network, CBS owned and operated television stations, the TNN and CMT cable networks, Infinity Broadcasting Corporation's radio stations and Viacom Outdoor billboards and CBS syndicated television and radio programs. The advertising provided by Viacom is valued based upon the average price charged by Viacom for similar advertisements. To supplement our internal sales efforts, we also have the right to reallocate a portion of each year's advertising and promotion budget provided by Viacom and require Viacom to sell up to $1.5 million of advertising on the Hollywood.com and Broadway.com web sites. We have already exercised this right through December 2003. We will pay an 8% commission on any additional advertising revenues generated by Viacom for us in excess of the $1.5 million guaranteed amount selected by us each year.

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

         BOOK DEVELOPMENT AND BOOK LICENSING. Our intellectual properties division also includes a book development and book licensing business through our 51% owned subsidiary, Tekno Books, that develops and executes book projects, typically with best-selling authors. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. Our intellectual properties division has licensed books for publication with more than 60 book publishers, including HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Penguin Putnum and Warner Books. The book development and book licensing division has a library of more than 1,300 books. Another 2,620 foreign editions and other editions (audio, paperback, etc.) of these books have been sold to 330 publishers around the world, and published in 33 languages. Tekno Books has approximately 300 forthcoming books under contract. We believe the library of books is valuable as many of the books can be resold and reissued in future years, and also moved into various electronic formats. We are expanding into one of the largest areas of publishing, which is romance fiction, and the fastest growing area of publishing, which is the Christian book market. The Chief Executive Officer of Tekno Books, Dr. Martin H. Greenberg, is also a director of Hollywood Media and owner of the remaining 49% interest in Tekno Books.

RESULTS OF OPERATIONS

         The following table summarizes Hollywood Media's revenues, cost of revenues and gross margin by reportable segment for the six months ended June 30, 2002 ("Y2-02") and 2001

("Y2-01"), and the three months ended June 30, 2002 ("Q2-02") and 2001 ("Q2-01")
respectively:

                                    BUSINESS TO     INTERNET AD       INTELLECTUAL
                     TICKETING       BUSINESS          SALES          PROPERTIES*     E-COMMERCE      TOTAL
                                                     AND OTHER
                   -------------- ------------- ----------------  ---------------- -------------- ---------------
Y2-02
-----

Net Revenues       $  22,203,365  $  2,947,948  $     2,839,520   $     1,442,605  $          -   $   29,433,438
Cost of Revenues      19,055,751       114,366          210,118           529,278             -       19,909,513
                   -------------- ------------- ----------------  ---------------- -------------- ---------------
Gross Margin       $   3,147,614  $  2,833,582  $     2,629,402   $       913,327  $          -   $    9,523,925
                   ============== ============= ================  ================ ============== ===============

Y2-01
-----

Net Revenues       $  19,160,425  $  3,232,269  $     2,993,889   $       955,384  $      15,499  $   26,357,466
Cost of Revenues      16,441,930       151,708          125,409           616,133         26,095      17,361,275
                   -------------- ------------- ----------------  ---------------- -------------- ---------------
Gross Margin       $   2,718,495  $  3,080,561  $     2,868,480   $       339,251  $     (10,596) $    8,996,191
                   ============== ============= ================  ================ ============== ===============

Q2-02
-----

Net Revenues       $  13,163,210  $  1,523,347  $     1,342,174   $       493,954  $           -  $   16,522,685
Cost of Revenues      11,161,373        67,251          109,285           130,132              -      11,468,041
                   -------------- ------------- ----------------  ---------------- -------------- ---------------
Gross Margin       $   2,001,837  $  1,456,096  $     1,232,889   $       363,822  $           -  $    5,054,644
                   ============== ============= ================  ================ ============== ===============

Q2-01
-----

Net Revenues       $  11,906,203  $  1,565,513  $     1,528,987   $       479,393  $        (402) $   15,479,694
Cost of Revenues      10,069,012        74,409          118,380           331,794            515      10,594,110
                   -------------- ------------- ----------------  ---------------- -------------- ---------------
Gross Margin       $   1,837,191  $  1,491,104  $     1,410,607   $       147,599  $        (917) $    4,885,584
                   ============== ============= ================  ================ ============== ===============

-----------------
         *This does not include our 50% interest in NetCo Partners which is accounted for under the equity method of accounting and is reported as equity in earnings of investments.

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

o INTELLECTUAL PROPERTIES - Includes our book development and book licensing operation through our 51% owned subsidiary Tekno Books. This segment does not include our 50% interest in NetCo Partners.

o    E-COMMERCE - Hollywood Media exited the e-commerce business in January
     2001.

NET REVENUES

         Total net revenues were $29,433,438 for Y2-02 as compared to $26,357,466 for Y2-01, an increase of $3,075,972 or 12%. Total net revenues were $16,522,685 for Q2-02 as compared to $15,479,694 for Q2-01, an increase of $1,042,991 or 7%. The increase in revenue for both periods presented was primarily due to an increase in net ticketing revenues. Non-cash barter revenue was $1,356,477 and $1,568,014 for Y2-02 and Y2-01, respectively and $598,608 and
$769,446 for Q2-02 and Q2-01, respectively. Barter revenue as a percentage of total net revenue was 5% and 6% for Y2-02 and Y2-01, respectively and 4% and 5% for Q2-02 and Q2-01, respectively. In Y2-02 net revenues were derived 75% from ticketing, 10% from business to business, 10% from Internet ad sales and other and 5% from intellectual properties. In Q2-02 net revenues were derived 80% from ticketing, 9% from business to business, 8% from Internet ad sales and other and 3% from intellectural properties.

         Ticketing revenues were $22,203,365 and $19,160,425 for Y2-02 and Y2-01, respectively an increase of $3,042,940 or 16%. Ticketing revenues were $13,163,210 and $11,906,203 for Q2-02 and Q2-01, respectively an increase of $1,257,007 or 11%. Ticketing revenues increased from sales to individuals and also in part due to our participation in the NYC & Co. "Red, White and Blue Freedom Package" promotion aimed at bringing groups of tourists to New York City, following the events of September 11, 2001. TDI is the exclusive supplier of Broadway theater tickets for these packages. Ticketing revenue is generated from the sale of live theater tickets for Broadway, off-Broadway and London both online (Broadway.com) and offline (1-800-BROADWAY), to domestic and international travel professionals, traveling consumers and New York area theater patrons. Ticketing revenue is recognized on the date of performance of the show.

         Business to business revenues (which includes CinemaSource, EventSource, AdSource and Baseline/FilmTracker) were $2,947,948 for Y2-02 as compared to $3,232,269 for Y2-01, a decrease of $284,321 or 9%. Business to business revenues were $1,523,347 for Q2-02 as compared to $1,565,513 for Q2-01, a decrease of $42,166 or 3%. The decrease in business to business revenues in Y2-02 as compared to Y2-01 is primarily attributable to the loss of technology-based customers of CinemaSource that ceased operations during fiscal year 2001, offset by an increase in revenues from the AdSource and Baseline operations. Our growth trend has been positive for three consecutive quarters for our CinemaSource business. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to other media outlets and Internet companies including newspapers such as the New York Times and The Washington Post, Internet companies including AOL's Digital City, MSN, Lycos, and Yahoo! and wireless providers such as AT&T Wireless, Cingular Wireless, Sprint PCS and Verizon. AdSource generates revenues by creating exhibitor paid directory ads for insertion in newspapers around the country. Baseline/FilmTracker generates revenues from the syndication of its data, licensing information to professionals in the feature film and television industries as well as operating a pay-per-use subscription web site geared towards professionals in the entertainment industry. The increase in Baseline revenue is a result of the combination of Baseline with FilmTracker.com on January 14, 2002, and reflects revenue from customers for unlimited data access for one monthly fee. This model is used to target the larger customer, mainly film studios that use the combined Baseline/FilmTracker product. We signed multi-year licensing agreements with two major film studios during the first quarter of 2002.

         Internet ad sales and other revenue was $2,839,520 for Y2-02 and $2,993,889 for Y2-01, a decrease of $154,369 or 5%. Internet ad sales and other revenue was $1,342,174 for Q2-02 as compared to $1,528,987 for Q2-01, a decrease of $186,813 or 12%. The decrease in revenues is primarily attributable to a decrease in revenue recorded from barter transactions. The number of unique visitors to Hollywood.com was 12,885,000 for Y2-02 as compared to 5,791,000 for Y2-01, an increase of 7,094,000 or 123%, and 6,094,000 for Q2-02 as compared to 3,384,000 for Q2-01, an increase of 2,710,000 or 80% as reported by Media Metrix. Internet ad sales revenue is generated from the sale of sponsorships and banner advertisements on Hollywood.com and Broadway.com. Included in Internet ad sales and other are non-cash barter revenues of $1,356,477 and $1,568,014 for Y2-02 and Y2-01, respectively and $598,608 and $769,446 for Q2-02 and Q2-01, respectively. As a percentage of Internet ad sales and other, barter revenues comprised 48% and 52% of Internet ad sales and other for Y2-02 and Y2-01, respectively and 45% and 50% for Q2-02 and Q2-01, respectively. Hollywood Media records two types of barter revenue related to Internet advertising as more fully described below.

         Barter transactions that generate non-cash advertising revenue (included in Internet ad sales and other revenues), in which Hollywood Media received advertising in exchange for content advertising on its web site was $17,689 for Y2-02 and $77,139 for Y2-01, a reduction of $59,450 or 77% and accounted for less then 1% total net revenue for Y2-02 and Y2-01. Barter transactions were $5,258 and $24,009 for Q2-02 and Q2-01, respectively. Hollywood Media records barter revenue only in instances where the fair value of the advertising surrendered can be determined based on our historical practice of receiving cash for similar advertising. Although management is focused on maximizing cash advertising revenue, we will continue to enter into a small number of barter relationships when deemed appropriate as a cashless method to market our business.

         Hollywood Media also records barter revenue and an equal amount of expense earned under a contract with The National Association of Theater Owners ("NATO"), which Hollywood Media acquired through its acquisition of hollywood.com, Inc. on May 20, 1999. This income is included in Internet ad sales and other revenue. Through the NATO contract, Hollywood Media promotes its web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before feature films that play in many NATO-member theaters. In exchange, Hollywood Media hosts web sites for member theaters and collects and compiles movie showtimes for exhibiting NATO members as well as providing promotional materials and movie information and editorial content. Hollywood Media recorded $1,338,788 and $1,490,875 in promotional non-cash revenue and non-cash expense for Y2-02 and Y2-01, respectively and accounted for 5% and 6% of total net revenues for Y2-02 and Y2-01, respectively. Hollywood Media recorded $593,350 and $745,437 in promotional non-cash revenue and non-cash expense included in selling and marketing expense under the NATO contract for Q2-02 and Q2-01, respectively. Barter revenue from NATO recorded accounted for 4% and 5% of total net revenue for Q2-02 and Q2-01 respectively.

         Revenues from our intellectual properties division were $1,442,605 for Y2-02 as compared to $955,384 for Y2-01, an increase of $487,221 or 51%. Revenues were $493,954 for

Q2-02 as compared to $479,393 for Q2-01, an increase of $14,561 or 3%. The increase in revenues is attributable to a greater number of manuscripts being delivered and royalties earned in Y2-02 and Q2-02 as compared to Y2-01 and Q2-01. The intellectual properties division generates revenues from several different activities including book development and licensing, intellectual property licensing. Revenues vary quarter to quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies.

         Our E-commerce division was closed in January 2001.

COST OF REVENUES

         Cost of revenues was $19,909,513 for Y2-02 as compared to $17,361,275 for Y2-01, an increase of $2,548,238 or 15%. Cost of revenues increased to $11,468,041 for Q2-02 from $10,594,110 for Q2-01, an increase of $873,931 or 8%.
The increase in the cost of revenues is primarily the result of an increase in ticketing revenues. The ticketing segment accounts for 96% and 97% of the cost of revenues for Y2-02 and Q2-02, respectively. Cost of revenue consists primarily of the cost of tickets and credit card fees for the ticketing segment; commissions due to advertising agencies, advertising rep firms and other third parties for revenue generated from the business to business and Internet ad sales and other segments; and fees and royalties paid to authors and co-editors for the intellectual properties segment.

GROSS MARGIN

         Gross margin was $9,523,925 for Y2-02 as compared to $8,996,191 for Y2-01, an increase of $527,734 or 6% and $5,054,644 for Q2-02 as compared to $4,885,584 for Q2-01, an increase of $169,060 or 3%. Gross margin increased predominately because of the increases in revenue in Y2-02 and Q2-02 from our ticketing and intellectual properties segments. As a percentage of net revenues the gross margin percentage in Y2-02 was 32% as compared to 34% in Y2-01. As a percentage of net revenue gross margin in Q2-02 was 31% as compared to 32% in Q2-01. The decrease in gross margin percentage in Y2-02 is attributable to an increased percentage of our revenues being generated from ticketing, which generate lower gross margins than our other business segments. In addition, the gross margins generated from our participation in the "Red, White and Blue Freedom Package" promotion were lower than normal due to the nature of the campaign.

EQUITY IN EARNINGS OF INVESTMENTS

Equity in earnings of investments consists of the following:

                                        Six Months Ended June 30,                  Three Months Ended June 30,
                                  ---------------------------------------     --------------------------------------
                                        2002                  2001                  2002                  2001
                                  -----------------      ----------------     -----------------     -----------------
NetCo Partners (a)                $        354,994       $       782,801      $         67,920      $        284,543
MovieTickets.com (b)                      (124,036)             (178,914)              (53,345)             (128,531)
Beach Wrestling LLC (c)                          -              (127,253)                    -              (127,253)
                                  -----------------      ----------------     -----------------     -----------------
                                  $        230,958       $       476,634      $         14,575      $         28,759
                                  =================      ================     =================     =================

         (a)    NetCo Partners

         NetCo Partners owns Tom Clancy's NetForce and is primarily engaged in the development and licensing of Tom Clancy's Net Force. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media's 50% share of earnings was $354,994 for Y2-02 as compared to $782,801 for Y2-01, a decrease of $427,807 and $67,920 for Q2-02 as compared to $284,543 for Q2-01, a decrease of $216,623.

         (b)    MovieTickets.com

         Hollywood Media owns 26.4% of the total equity in MovieTickets.com, Inc. joint venture at June 30, 2002. Hollywood Media records its investment in MovieTickets.com, Inc. under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investments. Excluding AOL's three percent convertible preferred equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture. We recorded losses of $124,036 and $178,914 in Y2-02 and Y2-01, respectively and $53,345 and $128,531 in Q2-02 and Q2-01, respectively in our investment in MovieTickets.com. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket.

         (c)    Beach Wrestling LLC

         For the six months ended June 30, 2001, Hollywood Media recorded $127,253 in losses from its investment in Beach Wrestling LLC. As of December 31, 2001 operations have ceased and we do not anticipate any further obligations with respect to this joint venture.

OPERATING EXPENSES

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $25,457 or 1% to $3,097,661 for Y2-02 from $3,123,118 for
Y2-01, and decreased $453,282 or 27% to $1,245,679 for Q2-02 from $1,698,961 for
Q2-01. The decrease of general and administrative expenses in Q2-02 is attributable to an overall reduction in expenses due to cost saving measures implemented during 2001. General and administrative expenses consist of occupancy costs, production costs, human resources and administrative expenses, professional and consulting fees, telecommunication costs, provision for doubtful accounts receivable and general insurance costs. As a percentage of revenue, general and administrative expenses decreased to 11% for Y2-02 from 12% for Y2-01 and decreased to 8% for Q2-02 from 11% for Q2-01.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $244,784 or 12% to $1,787,711 for Y2-02 from $2,032,495 for Y2-01 and decreased $245,123 or 22% to $861,779 for Q2-02 from $1,106,902 for Q2-01. The decreases are attributable to a decrease in non-cash barter transactions. Selling and marketing expenses includes advertising, marketing, promotional, business development and public relations expenses. Also included in selling and marketing expenses are non-cash barter transactions of $1,356,477 and $1,568,014 for Y2-02 and Y2-01, respectively and $598,608 and $769,446 for Q2-02 and Q2-01, respectively. Barter transactions accounted for approximately 76% and 77% of selling and marketing expense Y2-02 and Y2-01, respectively, and 69% and 70% for Q2-02 and Q2-01, respectively. As a percentage of revenue, selling and marketing expenses decreased to 6% for Y2-02 from 8% for Y2-01 and decreased to 5% for Q2-02 from 7% for Q2-01.

         SALARIES AND BENEFITS. Salaries and benefits increased $829,507 or 13% to $7,053,087 for Y2-02 from $6,223,580 for Y2-01 and increased $386,223 or 12%
to $3,489,967 for Q2-02 from $3,103,744 for Q2-01. This increase is attributable to the increase in non-cash amortization of deferred compensation of $1,038,227 for Y2-02 and $519,113 for Q2-02. Excluding the non-cash amortization of deferred compensation, salaries and benefits decreased $208,720 or 3% in Y2-02 and $132,890 or 4% in Q2-02 as compared to Y2-01 and Q2-01, respectively. As a percentage of revenue, salaries and benefits was 24% for Y2-02 and Y2-01 and increased to 21% for Q2-02 from 20% for Q2-01.

         AMORTIZATION OF CBS ADVERTISING. Amortization of CBS advertising relating to the agreement with Viacom was $9,602,743 and $9,810,064 for Y2-02 and Y2-01, respectively, and $5,025,145 and $4,761,772 for Q2-02 and Q2-01,
respectively. Under the agreement with Viacom, Hollywood Media issued shares of common stock and warrants in exchange for cash and CBS's advertising and promotional efforts over seven years across its full range of media properties. The fair value of the common stock and warrants issued to Viacom has been recorded in the balance sheet as deferred advertising and is being amortized as the advertising is used each related contract year. The advertising contract year begins on October 1 and ends September 30.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1,847,736 for Y2-02 and $4,387,449 for Y2-01, representing a decrease of $2,539,713 or 58%, and $942,681 for Q2-02 and $2,237,371 for Q2-01, representing a decrease of $1,294,690 or 58%. The decrease is primarily attributable to the cessation of amortization of goodwill on January 1, 2002 in accordance with SFAS No. 142.

         INTEREST EXPENSE. Interest expense was $455,328 for Y2-02 as compared to $235,075 for Y2-01, an increase of $220,253 or 94%, and $237,705 for Q2-02 as compared to $179,439 for Q2-01, an increase of $58,266 or 32%. The increase for Y2-02 is primarily attributable to interest charges and amortization of the beneficial conversion feature related to the convertible debentures of $142,008, non-cash charges of $93,609 related to the extension of a promissory note guaranteed by Hollywood Media and a $50,000 fee to extend the term of notes payable.

         INTEREST INCOME. Interest income was $10,231 for Y2-02 as compared to $79,330 for Y2-01, a decrease of $69,099 and $7,209 for Q2-02 as compared to $29,605 for Q2-01, a decrease of $22,396.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, we had cash and cash equivalents of $3,163,451 compared to cash and cash equivalents of $1,980,966 at December 31, 2001. Working capital at June 30, 2002, which included $18,310,392 in deferred CBS advertising was $18,539,157 as compared to working capital of $10,307,769 at December 31, 2001 which included $13,054,321 in deferred CBS advertising. Net cash used in operating activities during the six months ended June 30, 2002 was $1,872,450, primarily resulting from a decrease in deferred revenue for our ticketing division and an increase in prepaid expenses for business insurance. Net cash used in investing activities was $1,050,709 and was comprised entirely of capital expenditures, while $4,105,644 in cash was provided by financing activities which was primarily due to the issuance of the convertible debentures. As a result of the above, cash and cash equivalents increased by $1,182,485 for the six months ended June 30, 2002. In comparison, during the six months ended June 30, 2001, net cash used in operating activities was $2,198,218, net cash used in investing activities was $267,891, and $5,034,223, in cash was provided by financing activities. Net cash used in operating activities improved by $325,768 or 15% from $2,198,218 for Y2-01 to $1,872,450 for Y2-02.

         In the event that we require additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide to Hollywood Media, if required, with an amount not to exceed $5 million in order to enable us to meet our working capital requirements during 2002; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media raises no less than $5 million from other sources and such additional funding is not expended on acquisitions. This commitment terminates May 21, 2003. The proceeds received from the issuance of the Senior Convertible Debentures in May 2002 did not reduce the amount of the commitment. There was no outstanding balance under this commitment at June 30, 2002.

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media participated in the financing with a $500,000 cash investment. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price of $3.46 per share. In addition, Hollywood Media can elect at its option to convert the convertible debentures if the debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at exercise prices ranging from $3.78 to $3.91 per share. If on May 22, 2003, an investor holds (net of any short position) at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, then the exercise price of the warrants held by such investor will decrease to $3.46 per share which equals the conversion price of the debenture. The Debentures and Warrants contain anti-dilution provisions as more fully described in the agreements. In addition, the investors will have the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. A total of $280,287 in fees were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent ($130,000 in cash and a warrant valued at $31,695, with substantially the same terms as debenture holders.)

         In 2001, Hollywood Media entered into an agreement with a third party whereby we monetized a certain portion of our accounts receivable. Hollywood Media receives an initial advance of 80% of the invoice amount, with the remaining 20%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At June 30, 2002 and December 31, 2001, a liability of $340,331 and $341,856, respectively, was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party.

         Hollywood Media issued a total of 40,344 shares of common stock valued at $187,217 during 2002 to extend the term of a promissory note that Hollywood Media guaranteed. In 1999, Hollywood Media loaned approximately $1.7 million to the former owner ("borrower") of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000. The outstanding balance of the loan at June 30, 2002 was $723,511 and is collaterized by 301,191 shares of Hollywood Media stock that was pledged by the borrower to the third party. The borrower on the note is obligated to pay to Hollywood Media an amount equal to 50% of the value of the shares issued to extend the maturity date of the note.

CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Hollywood Media and all majority-owned subsidiaries. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are among the most critical to aid in fully understanding and evaluating our reported financial results include the following:

         Ticketing Revenue Recognition

         Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational facilities. Revenue recognition is deferred on ticket sales until performance has taken place. Ticket revenue and cost of revenue are recorded on a gross basis.

         Advertising Costs

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. In the first quarter of 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media is entitled to utilize a specified portion of this advertising each contract year. The deferred advertising is carried on Hollywood Media's balance sheet as a deferred asset and is being amortized over the contract period as the advertising is utilized. Advertising expense recorded related to CBS advertising for six months ended June 30, 2002 and 2001 was $9,602,743 and $9,810,064, respectively, and for the three months ended June 30, 2002 and 2001 was $5,025,145 and $4,761,772, respectively, and is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS advertising." These CBS advertising expenses are non-cash.

         Barter Transactions

         Hollywood Media records barter revenue and expense under the NATO contract, which Hollywood Media acquired through its acquisition of hollywood.com, Inc. in 1999. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collects and compiles movie showtimes data for NATO member theaters and hosts web sites for each of the theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provides ongoing web site maintenance services for each of the theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters promote the hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before feature films that play in many NATO-member theaters. Hollywood Media records revenue and expense from these activities measured at the fair value of the services exchanged in accordance with Accounting Principles Board Opinion ("APB") No. 29, "Accounting for Nonmonetary Transactions."

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

         Hollywood Media has completed test one for each of its reporting units utilizing an outside appraisal firm. For its business to business and ticketing reporting units, no impairment exists, as the fair value of those reporting units were determined to be in excess of their carrying values as of January 1, 2002. The fair value of the Internet ad sales reporting unit was approximately $4.8 million lower than its carrying value of approximately $21.2 million as of January 1, 2002. Hollywood Media will complete test two during the third quarter and if an impairment results will record it as a cumulative effect of a change in method of accounting at that time. The transition provisions of SFAS 142 allow until June 30, 2002 to complete step one of the test and, if required, until December 31, 2002 to complete step 2. Effective January 1, 2002, we ceased to amortize approximately $40.7 million of goodwill.

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

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 2, 2002, Hollywood Media issued 520,682 shares of restricted common stock to Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President in accordance with the exchange and cancellation on December 14, 2001, of 1,045,000 stock options. The approximate fair value of the stock options was $2,280,587 at December 14, 2001, and was equal to the fair value of the restricted stock for which it was exchanged. Fifty percent of the shares vested on June 30, 2002, with the remaining 50% of the shares vesting on January 1, 2003. Compensation expense of $1,140,294 was recorded for the six months ended June 30, 2002.

         On May 21, 2002 Hollywood Media entered into an agreement with one of the investors that participated in the May 2001 private placement to cancel the outstanding series B adjustment Warrant dated May 1, 2001 under which 218,849 shares of common stock of Hollywood Media were issuable and in consideration amended the terms of the series A warrant dated May 1, 2001 held by this investor to change the exercise price from $6.44 per share to $5.25 per share.

         On May 15, 2002, Hollywood Media issued 28,571 shares of common stock valued at $110,284 to the previous owner of BroadwayTheater.com under the terms of an earn-out provision in the Asset Purchase Agreement. Pursuant to this provision the previous owner is entitled to additional consideration if specified gross profit targets are attained in each of the three years following the acquisition. This stock issuance represents payment for year two of the earn-out provision. The value of the shares was recorded as additional goodwill.

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media participated in the financing with a $500,000 cash investment. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price of $3.46 per share. In addition, Hollywood Media can elect to convert at its option the convertible debentures if the debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at exercise prices ranging from $3.78 to $3.91 per share. If on May 22, 2003, an investor holds (net of any short position) at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, then the exercise price of the warrants held by such investor will decrease to $3.46 per share which equals the conversion price of the debenture. The Debentures and Warrants contain anti-dilution provisions as more fully described in the agreements. In addition, the investors will have the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. A total of $280,287 in fees were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent ($130,000 in cash and a warrant valued at $31,695, with substantially the same terms as debenture holders.)

         On June 28, 2002, Hollywood Media issued 21,969 shares of common stock valued at $37,479 to the holders of the convertible debentures for interest due for the period May 22, 2002 to June 30, 2002.

         During the quarter ended June 30, 2002, Hollywood Media issued stock options to purchase an aggregate of 45,000 shares of common stock and warrants to purchase an aggregate of 611,590 shares of common stock at exercise prices generally ranging from $1.75 to $6.00 per share. Options granted to employees are subject to vesting periods ranging from six months to four years and generally expire five to ten years from the date of issuance.

         The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof and/or Regulation D thereunder, each recipient of securities having delivered appropriate investment representations to Hollywood Media with respect thereto and having consented to the imposition of restrictive legends upon certificates evidencing such securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (A)  EXHIBITS:

                                                                                                      INCORPORATED BY
     EXHIBIT                              DESCRIPTION                                                 REFERENCE FROM
     -------                                                                                          ---------------
       3.1             Third Amended and Restated Articles of Incorporation                                    (1)

       3.2             Bylaws                                                                                  (2)

       4.1             Form of Common Stock Certificate                                                        (3)

       4.2             Rights Agreement dated as of August 23, 1996 between Hollywood Media
                       Corp. and American Stock Transfer & Trust Company, as Rights Agent
                                                                                                               (4)
       10.1            Employment Agreement dated as of February 25, 2002 between
                       Hollywood Media Corp. and Jerrold A. Wish.                                              (*)

       10.2            Securities Purchase Agreement dated as of May 22, 2002, among
                       Hollywood Media Corp.,   Federated Kaufman Fund,   Portside Growth  &
                       Opportunity Fund Ltd., Leonardo, L.P., Carpe Diem
                       Long Short Fund, LLC and Mitchell Rubenstein and Laurie S. Silvers.                     (5)

       10.3            6% Senior Convertible Debenture Due May 2005 issued by
                       Hollywood Media Corp. as of May 22, 2002.                                               (5)

       10.4            Registration Rights Agreement, dated as of May 22, 2002, among Hollywood
                       Media Corp., Federated Kaufman Fund, Portside Growth & Opportunity Fund
                       Ltd., Leonardo, L.P., Carpe Diem
                       Long Short Fund, LLC and Mitchell Rubenstein.                                           (5)

       10.5            Warrant dated as of May 22, 2002.                                                       (5)

       10.6            Exchange Agreement dated as of December 14, 2001 between Hollywood Media
                       Corp. and Laurie S. Silvers.                                                            (*)

       10.7            Exchange Agreement dated as of December 14, 2001 between Hollywood Media
                       Corp. and Mitchell Rubenstein.                                                          (*)

       10.8            Agreement dated as of May 21, 2002  between Hollywood Media Corp. and
                       Velocity Investment Partners Ltd., providing for the cancellation of
                       Warrant No. W-B-2 dated May 1, 2001 and a reduction in the exercise price
                       of Warrant No. W-A-2.                                                                   (*)

       10.9            Warrant W-A-3 dated May 30, 2002 issued to Velocity Investment Partners
                       Ltd. in replacement of Warrant No. W-A-2.                                               (*)

       99.1            Certification of Chief Executive Officer.                                               (*)

       99.2            Certification of Vice President of Finance.                                             (*)

-----------------------------

 *       Filed as an exhibit to this Form 10-Q

(1) Incorporated by reference from the exhibit filed with Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2000.
(2) Incorporated by reference from the exhibit filed with Hollywood Media's Registration Statement on Form S-3 (No. 333-91090).
(3) Incorporated by reference from the exhibit filed with Hollywood Media's Registration Statement on Form SB-2 (No. 33-69294).
(4) Incorporated by reference from exhibit 1 to Hollywood Media's Current Report on Form 8-K filed on October 20, 1999.
(5) Incorporated by reference from the exhibit filed with Hollywood Media's Current Report on Form 8-K filed on May 23, 2002.

         (a) REPORTS ON FORM 8-K

         Hollywood Media filed a Current Report on Form 8-K on May 23, 2002 disclosing the issuance of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 to a group of four institutional investors, including existing shareholders of Hollywood Media.

         Hollywood Media filed a Current Report on Form 8-K on May 28, 2002 disclosing the termination of its independent certified public accountants, Arthur Andersen LLP and the engagement of the services of Ernst & Young LLP as its new independent auditors for the fiscal year ending December 31, 2002, effective immediately.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HOLLYWOOD MEDIA CORP.

Date:    August 14, 2002           By:      /s/ Mitchell Rubenstein
                                            ------------------------------------
                                            Mitchell Rubenstein, Chairman of the
                                            Board and Chief Executive
                                            Officer (Principal executive and
                                            financial officer)

                                   By:      /s/ Margaret H. Fenton
                                            ------------------------------------
                                            Margaret H. Fenton, Vice President
                                            of Finance
                                            (Principal accounting officer)