Form 10-Q
period 2002-09-30
HOLLYWOOD MEDIA CORP
filed 2002-11-14
CIK 912544

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

         As of November 7, 2002, the number of shares outstanding of the issuer's common stock, $.01 par value, was 20,247,963.

                              HOLLYWOOD MEDIA CORP.

                                TABLE OF CONTENTS


                                                                                              PAGE(S)
                                                                                              -------
PART I      FINANCIAL INFORMATION
------      ---------------------

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of September 30, 2002
                  (unaudited) and December 31, 2001.......................................       2

                  Consolidated Statements of Operations for the Nine and Three
                  Months ended September 30, 2002 and 2001 (unaudited) ...................       3

                  Consolidated Statement of Shareholders' Equity for the
                  Nine Months ended September 30, 2002 (unaudited)........................       4

                  Consolidated Statements of Cash Flows for the Nine
                  Months ended September 30, 2002 and 2001 (unaudited)....................       5

                  Notes to Consolidated Financial Statements (unaudited)..................    6-21

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF
            OPERATIONS....................................................................   22-37

ITEM 4.     CONTROLS AND PROCEDURES.......................................................      37


PART II     OTHER INFORMATION
-------     -----------------

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................      38

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..............................................      39

Signatures  ...............................................................................     40

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,        December 31,
                                                                                            2002               2001
                                                                                       -------------       -------------
                                                                                         (Unaudited)
                                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $   2,443,768       $   1,980,966
     Receivables, net                                                                      1,499,337           1,507,199
     Inventories, net                                                                      7,801,700           7,086,444
     Prepaid expenses                                                                      1,190,831             746,482
     Other receivables                                                                       756,139             600,537
     Other current assets                                                                     89,818                  --
     Deferred advertising - CBS                                                            1,038,794          13,054,321
                                                                                       -------------       -------------
     Total current assets                                                                 14,820,387          24,975,949

PROPERTY AND EQUIPMENT, net                                                                3,852,496           2,792,512
INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES                                       806,656           1,522,519
NONCURRENT DEFERRED ADVERTISING - CBS                                                        201,057          70,120,029
IDENTIFIABLE INTANGIBLE ASSETS, net                                                        2,519,763           2,344,089
GOODWILL, net                                                                             40,775,736          40,655,452
OTHER ASSETS                                                                                 638,709             959,669
                                                                                       -------------       -------------
TOTAL ASSETS                                                                           $  63,614,804       $ 143,370,219
                                                                                       =============       =============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $   1,892,148       $   1,668,494
     Accrued expenses and other                                                            1,865,601           2,529,281
     Notes payable                                                                           250,000             350,000
     Loan from shareholder/officer                                                                --             450,000
     Accrued exit and retail closure costs                                                   230,208              42,144
     Deferred revenue                                                                      8,432,621           8,968,641
     Current portion of capital lease obligations                                            421,009             659,620
                                                                                       -------------       -------------
     Total current liabilities                                                            13,091,587          14,668,180
                                                                                       -------------       -------------

CAPITAL LEASE OBLIGATIONS, less current portion                                              311,479             458,390
                                                                                       -------------       -------------
DEFERRED REVENUE                                                                              53,959           1,072,153
                                                                                       -------------       -------------
MINORITY INTEREST                                                                             42,915                  --
                                                                                       -------------       -------------
OTHER DEFERRED LIABILITY                                                                   2,254,070                  --
                                                                                       -------------       -------------
CONVERTIBLE DEBENTURES, NET                                                                3,142,678                  --
                                                                                       -------------       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                 --                  --
     Common stock, $.01 par value, 100,000,000 shares authorized; 20,182,473 and 27,971,409 shares issued and outstanding  at September 30, 2002 and
         December 31, 2001, respectively                                                     201,825             279,714
     Additional paid-in capital                                                          276,847,275         283,687,361
     Deferred compensation                                                                  (463,927)         (2,174,368)
     Accumulated deficit                                                                (231,867,057)       (154,621,211)
                                                                                       -------------       -------------
     Total shareholders' equity                                                           44,718,116         127,171,496
                                                                                       -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $  63,614,804       $ 143,370,219
                                                                                       =============       =============


          The accompanying notes to consoldiated financial statements are an integral part of these consolidated balance sheets.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                   Nine Months Ended September 30,       Three Months Ended September 30,
                                                   -------------------------------       -------------------------------

                                                       2002               2001               2002              2001
                                                   ------------       ------------       ------------       ------------
NET REVENUES                                       $ 42,249,748       $ 37,373,358       $ 12,816,310       $ 11,015,892

COST OF REVENUE                                      29,304,092         23,902,678          9,394,579          6,541,403
                                                   ------------       ------------       ------------       ------------

    Gross margin                                     12,945,656         13,470,680          3,421,731          4,474,489
                                                   ------------       ------------       ------------       ------------

OPERATING EXPENSES:
    General and administrative                        4,582,735          4,931,443          1,746,473          1,518,524
    Selling and marketing                             1,686,298          3,163,708           (101,413)         1,131,213
    Salaries and benefits                            11,145,505          9,335,295          4,092,418          3,111,715
    Amortization of CBS advertising                  10,936,495         14,571,835          1,333,752          4,761,771
    Impairment loss - CBS advertising                57,274,680                 --         57,274,680                 --
    Write-off of prepaid trade credits                  655,500                 --            655,500                 --
    Exit and other retail closure costs                 411,399           (289,801)           150,000                 --
    Depreciation and amortization                     2,425,496          6,627,596            577,760          2,240,147
                                                   ------------       ------------       ------------       ------------

        Total operating expenses                     89,118,108         38,340,076         65,729,170         12,763,370
                                                   ------------       ------------       ------------       ------------

        Operating loss                              (76,172,452)       (24,869,396)       (62,307,439)        (8,288,881)

EQUITY IN NET EARNINGS - INVESTMENTS                    367,597            899,060            136,639            422,426

OTHER:

    Interest expense                                   (869,113)          (285,518)          (413,785)           (50,443)
    Interest income                                      16,756            104,052              6,525             24,722
    Other, net                                            7,034           (147,596)             4,634             20,579
                                                   ------------       ------------       ------------       ------------

         Loss before minority interest              (76,650,178)       (24,299,398)       (62,573,426)        (7,871,597)

MINORITY INTEREST                                      (595,668)          (266,671)          (202,257)          (164,674)
                                                   ------------       ------------       ------------       ------------

         Net loss                                  $(77,245,846)      $(24,566,069)      $(62,775,683)      $ (8,036,271)
                                                   ============       ============       ============       ============


Basic and diluted loss per common share            $      (2.81)      $      (0.96)      $      (2.40)      $      (0.30)
                                                   ============       ============       ============       ============

Weighted average common and common equivalent
shares outstanding - basic and diluted               27,521,885         25,646,794         26,193,222         26,571,807
                                                   ============       ============       ============       ============



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (UNAUDITED)


                                                                                Common Stock
                                                                      ------------------------------      Deferred
                                                                          Shares          Amount        Compensation
                                                                      -------------    -------------    -------------

Balance - December 31, 2001                                              27,971,409    $     279,714    $  (2,174,368)


Issuance of options and warrants for services rendered                           --               --               --

Issuance of stock - 401(k) employer match and other                          21,940              220               --

Issuance of restricted common stock and amortization of
 deferred compensation                                                      520,682            5,207        1,710,441

Issuance of stock - note extension                                           43,044              430               --

Employee stock compensation                                                  54,392              544               --

Stock option and warrant exercise - net issuance                            252,653            2,526               --

Interest payment to convertible debenture holders                            21,969              220               --

Issuance of stock for acquisitions                                           28,571              286               --

Warrants and beneficial conversion feature - convertible debentures              --               --               --

Retirement of common stock pursuant to an exchange agreement             (8,614,687)         (86,147)              --

Shares repurchased and retired                                             (117,500)          (1,175)              --

Net loss                                                                         --               --               --
                                                                      -------------    -------------    -------------

Balance -  September 30, 2002                                            20,182,473    $     201,825    $    (463,927)
                                                                      =============    =============    =============
[RESTUBBED]

                                                                       Additional
                                                                         Paid-in        Accumulated
                                                                         Capital          Deficit          Total
                                                                      -------------    -------------    -------------

Balance - December 31, 2001                                           $ 283,687,361    $(154,621,211)   $ 127,171,496


Issuance of options and warrants for services rendered                      412,195               --          412,195

Issuance of stock - 401(k) employer match and other                         134,407               --          134,627

Issuance of restricted common stock and amortization of
 deferred compensation                                                       (5,207)              --        1,710,441

Issuance of stock - note extension                                          186,787               --          187,217

Employee stock compensation                                                 292,551               --          293,095

Stock option and warrant exercise - net issuance                             (2,526)              --               --

Interest payment to convertible debenture holders                            37,259               --           37,479

Issuance of stock for acquisitions                                          109,998               --          110,284

Warrants and beneficial conversion feature - convertible debentures       2,903,838               --        2,903,838

Retirement of common stock pursuant to an exchange agreement            (10,570,510)              --      (10,656,657)

Shares repurchased and retired                                             (338,878)              --         (340,053)

Net loss                                                                         --      (77,245,846)     (77,245,846)
                                                                      -------------    -------------    -------------

Balance -  September 30, 2002                                         $ 276,847,275    $(231,867,057)   $  44,718,116
                                                                      =============    =============    =============



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months Ended September 30,
                                                                                             -----------------------------
                                                                                                 2002             2001
                                                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                     $(77,245,846)    $(24,566,069)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                                          2,425,496        6,627,596
         Interest - non-cash                                                                      644,027               --
         Issuance of compensatory stock, stock options and warrants for services rendered         673,595          447,612
         Amortization of deferred compensation costs                                            1,710,441          102,067
         Provision for bad debts                                                                  164,905          283,930
         Write-off - prepaid trade credits (Note 13)                                              655,500               --
         Exit costs and (reversal) for retail closure costs                                       411,399         (289,801)
         Impairment loss - CBS advertising (Note 6)                                            57,274,680               --
         Amortization of CBS advertising                                                       10,936,495       14,571,835
         Minority interest                                                                        595,668          266,671
         Changes in assets and liabilities:
           Receivables                                                                           (219,037)        (972,975)
           Prepaid expenses                                                                      (444,349)         (35,560)
           Inventories                                                                           (715,256)      (2,980,076)
           Other current assets                                                                   (89,818)           9,007
           Other assets                                                                           (40,926)         (19,420)
           Accounts payable                                                                       223,654         (454,012)
           Deferred revenue                                                                      (487,548)       2,436,359
           Other accrued expenses                                                                (932,325)        (516,718)
                                                                                             ------------     ------------
             Net cash used in operating activities                                             (4,459,245)      (5,089,554)
                                                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash paid for acquisitions, net of cash received                                                --          300,000
       Net advances from equity method investees                                                  206,846          369,587
       Capital expenditures                                                                    (1,244,567)        (944,067)
                                                                                             ------------     ------------
             Net cash used in investing activities                                             (1,037,721)        (274,480)
                                                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from shareholder/officer loan                                                   1,651,000        1,120,000
       Payments of shareholder/officer loan                                                    (2,101,000)      (1,120,000)
       Payments to repurchase common stock                                                       (340,053)        (405,806)
       Payments under note payable                                                               (100,000)        (350,000)
       Proceeds received from exchange of advertising for common stock and warrants             2,000,000               --
       Net proceeds from issuance of common stock                                                      --        6,386,350
       Proceeds from issuance of convertible debentures and warrants, less issuance costs       5,407,861               --
       Cash paid for acquisition                                                                  (10,000)              --
       Payments under capital lease obligations                                                  (548,040)        (227,113)
                                                                                             ------------     ------------
             Net cash provided by financing activities                                          5,959,768        5,403,431
                                                                                             ------------     ------------

             Net increase  in cash and cash equivalents                                           462,802           39,397

CASH AND CASH EQUIVALENTS, beginning of period                                                  1,980,966        1,911,224
                                                                                             ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                                     $  2,443,768     $  1,950,621
                                                                                             ============     ============

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
       Interest paid                                                                         $     92,953     $     85,314
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

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Hollywood Media Corp. ("Hollywood Media") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media's financial position and results of operations. The results of operations and cash flows for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations or cash flows which may be recorded for the remainder of 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Per Share Amounts

         Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. There were 4,980,743 and 5,583,762 options and warrants to purchase common shares outstanding at September 30, 2002 and 2001, respectively, that could potentially dilute earnings per share in the future. In addition, the convertible debentures (Note 4) are convertible into 1,647,399 shares of common stock at a conversion price of $3.46 per share and these shares have been excluded from the weighted average number of common shares outstanding for the three and nine months ended September 30, 2002. Such options and warrants were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented.

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

         Receivables

         Receivables consist of amounts due from customers who have advertised on Hollywood Media's web sites, have licensed data from Hollywood Media's syndication businesses, have purchased live theater tickets, and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $358,391 and $375,681 at September 30, 2002 and December 31, 2001, respectively.

         In 2001, Hollywood Media entered into an agreement with a third party whereby a certain portion of its accounts receivable can be monetized. Hollywood Media receives an initial advance of 80% of the invoice amount, with the remaining 20%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At September 30, 2002 and December 31, 2001, a liability of $149,971 and $341,856, respectively, was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party.

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

         Hollywood Media has completed step one of the test for each of its reporting units utilizing an outside appraisal firm. For all of its reporting units, no impairment exists, as the fair value of those reporting units was determined to be in excess of their carrying values as of January 1, 2002. Effective January 1, 2002, amortization of approximately $40.7 million of goodwill ceased. Amortization of goodwill for the nine months ended September 30, 2001 was $4,016,496.

        Rollforward of Goodwill, net:

        Goodwill, net     January 1, 2002                          $  40,655,452
        Addition - Earn-out BroadwayTheater.com                          110,284
        Addition - Acquisition                                            10,000
                                                                   -------------
        Goodwill, net     September 30, 2002                       $  40,775,736
                                                                   =============

         The following pro forma information presents the consolidated results of operations of Hollywood Media as if adoption of SFAS No. 142 had occurred on December 31, 2000:

                                              Nine Months Ended                    Three Months Ended
                                                September 30,                        September 30,
                                       -------------------------------       -------------------------------
                                           2002               2001               2002               2001
                                       ------------       ------------       ------------       ------------
Reported net loss before
 change in accounting principle        $(77,245,846)      $(24,566,069)      $(62,775,663)      $ (8,036,271)
Goodwill amortization                            --          4,016,496                 --          1,342,091
                                       ------------       ------------       ------------       ------------
Adjusted net loss                      $(77,245,846)      $(20,549,573)      $(62,775,663)      $ (6,694,180)
                                       ============       ============       ============       ============

Basic and diluted loss per share:
Reported net loss                      $      (2.81)      $      (0.96)      $      (2.40)      $      (0.30)
Goodwill amortization                            --                .16                 --                .05
                                       ------------       ------------       ------------       ------------
Adjusted net loss                      $      (2.81)      $      (0.80)      $      (2.40)      $      (0.25)
                                       ============       ============       ============       ============

Number of ordinary shares in
  computation:
Basic and diluted                        27,521,885         25,646,794         26,193,222         26,571,807
                                       ============       ============       ============       ============

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

         FASB Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities", addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability.

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

(4)      DEBT:

         In connection with the acquisition of Theatre Direct NY, Inc. ("TDI") on September 15, 2000, Hollywood Media signed two promissory notes payable to the former owner. The first is an interest bearing note payable with a face value of $500,000 with principal payable monthly. The note bears interest at Citibank, N.A. prime plus 1% per annum (5.75% at September 30, 2002). The second promissory note is a one year non-interest bearing note with a face value of

$250,000. The outstanding balance due under the notes payable at September 30, 2002 is $250,000. An agreement was reached on March 31, 2002 between Hollywood Media and the former owner of TDI that the remaining notes payable balance, plus interest, would be paid in restricted common stock of Hollywood Media.

         In the event that Hollywood Media requires additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $5 million in order to enable Hollywood Media to meet its working capital requirements during 2002; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media raises funds from other sources and such additional funding is not expended on acquisitions. The proceeds received from the issuance of the Senior Convertible Debentures in May 2002 did not reduce the amount of the commitment. This commitment terminates May 21, 2003. Through May of 2002, advances of $1,651,000 were provided to Hollywood Media under this commitment, $450,000 was advanced in the prior year, and $2,101,000 was repaid in the second quarter of 2002. There was no outstanding balance under this commitment at September 30, 2002. These advances bear interest at the J.P. Morgan prime rate (4.75% at September 30, 2002). Interest expense in 2002 on these advances was $16,684.

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price of $3.46 per share. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible debentures if the debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at exercise prices ranging from $3.78 to $3.91 per share. If on May 22, 2003, an investor holds at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, then the exercise price of the warrants held by such investor will decrease to $3.46 per share which equals the conversion price of the debenture. The Debentures and Warrants contain anti-dilution provisions as more fully described in the agreements. In addition, the investors will have the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. A total of $292,139 in fees were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the warrants issued to the debenture holders.)

         The warrants granted to these investors were recorded at a relative fair value of $1,608,422 using Black Scholes. The variables used to calculate the value of the warrants using Black Scholes are as follows: a volatility of 83.7%, a 5 year expected life, exercise prices of $3.91 and $3.78 per share, a stock price of $3.27 per share and a risk free interest rate of 4%. The value of the beneficial conversion feature of the Debenture was $1,295,416. The value of the warrants and the beneficial conversion feature will be amortized to interest expense over 3 years, the term of the Debenture. The value of the warrants and the beneficial conversion feature of the Debenture were recorded as a discount to the convertible debenture and included in additional paid-in capital. For the nine and three months ended September 30, 2002, Hollywood Media recorded $346,516 and $241,987, respectively, as interest expense for the accretion of the warrant and beneficial conversion feature of the convertible debentures.

(5)      ACCRUED EXPENSES AND OTHER:

         Accrued Expenses and other consist of the following:

                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               2002            2001
                                                            ----------      ----------
         Compensation and benefits                          $  574,904      $  802,308
         Accrued liability - theater tickets purchased              --         430,323
         Insurance                                             366,449         130,811
         Professional fees                                     186,355         249,207
         Licensing fees                                         87,620          47,517
         Interest                                              156,203          24,069
         Royalties                                              17,224          44,517
         Advances from third party                             149,971         341,856
         Other                                                 326,875         458,673
                                                            ----------      ----------
                                                            $1,865,601      $2,529,281
                                                            ==========      ==========

(6)      COMMON STOCK:

         On January 2, 2002, Hollywood Media issued 520,682 shares of restricted common stock pursuant to the 2000 Stock Incentive Plan, to Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, in accordance with the exchange and cancellation on December 14, 2001, of 1,045,000 stock options. The approximate fair value of the stock options was $2,280,587 at December 14, 2001, and was equal to the fair value of the restricted stock for which it was exchanged. Fifty percent of the shares vested on June 30, 2002, with the remaining 50% of the shares vesting on January 1, 2003. Compensation expense of $1,710,441 was recorded for the nine months ended September 30, 2002 with respect to this transaction.

         Hollywood Media issued a total of 43,044 shares of common stock valued at $187,217 during 2002 to extend the term of a promissory note that Hollywood Media guaranteed. In 1999, Hollywood Media loaned approximately $1.7 million to the former owner ("borrower") of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000. The outstanding balance of the loan at September 30, 2002 was approximately $600,000 and is collaterized by 177,941 shares of Hollywood Media stock that was pledged by the borrower to the third party. The borrower on the note is obligated to pay to Hollywood Media an amount equal to 50% of the value of the shares issued to extend the maturity date of the note, to the extent of any remaining collateral after the note is fully paid. Hollywood Media recorded $93,609 as interest expense and $93,608 as other receivables during the first quarter of 2002. The total amount due Hollywood Media and included in other receivables at September 30, 2002 was $153,094.

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

         In May 2001, Hollywood Media sold 1,252,789 shares of common stock to three investors (Viacom, Societe Generale, and Velocity) in a private placement. These investors were, under certain circumstances entitled to receive additional shares of common stock upon exercise of the series B adjustment warrants for no additional consideration if the average market price of Hollywood Media's common stock falls below a specified average price per share. The series B warrants were exercisable on the last day of each twenty trading day period that began on June 16, 2002 and September 16, 2002. The market price of the common stock under the series B warrants is defined as the average of the ten lowest closing sales prices of the common stock during the twenty trading days following each of these two dates, but can be no less than $2.15. The number of shares issuable upon exercise of a series B warrant on each of the two exercise dates was equal to (1) the lower of $3.03 or market price minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each series B warrant. On July 24, 2002, Hollywood Media issued 218,009 shares of common stock pursuant to an exercise notice received from Viacom for the June 16, 2002 adjustment period; no further common shares are issuable to Viacom in this private placement. In addition, Viacom subsequently returned the shares and warrants issued pursuant to an exchange agreement entered into on August 28, 2002, see further description below. One of the investors, Societe Generale, failed to comply with certain provisions of the Securities Purchase Agreement between the parties and therefore Hollywood Media believes that Societe Generale is not entitled to any of the additional 328,275 shares of common stock that may otherwise be issuable to it under the warrants. On May 21, 2002, Hollywood Media entered into an agreement with Velocity, an investor that participated in the May 2001 private placement, to cancel the outstanding series B Warrant dated May 1, 2001 and in consideration amended the terms of the series A warrant dated May 1, 2001 held by Velocity to change the exercise price of the series A warrant from $6.44 per share to $5.25 per share. Therefore, no further shares are issuable to Velocity on account of the series B warrant. In summary, no further shares are issuable to any of the three investors on account of the Series B Warrants.

         On May 15, 2002, Hollywood Media issued 28,571 restricted shares of common stock valued at $110,284 to the previous owner of BroadwayTheater.com under the terms of an earn-out provision in the Asset Purchase Agreement. Pursuant to this provision the previous owner is entitled to additional consideration if specified gross profit targets are attained in each of the three years following the acquisition. This stock issuance represents payment for year two of the earn-out provision. The value of the shares was recorded as additional goodwill.

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

         On August 28, 2002, an Exchange Agreement ("Exchange Agreement"), was entered into among Hollywood Media, its wholly owned subsidiaries, hollywood.com, Inc. and Broadway.com, Inc., and Viacom Inc. Pursuant to the Exchange Agreement, Viacom reconveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media's common stock, $.01 par value per share, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. The common stock and warrants had a fair value of $10,656,657 at the time of the Exchange Agreement. Viacom also paid Hollywood Media $2.0 million in cash. Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties for use through December 31, 2003. Each of the Advertising and Promotion Agreement and Content License Agreement, dated as of January 3, 2000, between hollywood.com, Inc. and Viacom, including hollywood.com, Inc.'s right to air additional advertising and promotion on CBS properties was terminated. The remaining recorded value of the terminated advertising and promotion under the Advertising and Promotion Agreement and Content License Agreement at the time of the Exchange Agreement was $70,998,003 (representing approximately $49 million in actual advertising). Hollywood Media recorded a non-cash impairment loss of $58,341,346 in August 2002, the difference between the advertising cancelled and the fair value of the common stock and warrants returned by Viacom, plus the $2.0 million in cash paid by Viacom. In addition, during 2001 Viacom had prepaid to Hollywood Media, in cash, for advertising to be delivered in 2002 and 2003. At August 28, 2002, the value of the deferred advertising revenue remaining on Hollywood Media's balance sheet was $1,066,666. This balance reduced the impairment loss recorded. The aggregate impairment loss recorded in August 2002 was $57,274,680.

         Pursuant to Hollywood Media's stock repurchase plan, during the second quarter 2002, Hollywood Media repurchased 117,500 shares of its common stock for aggregate consideration of $340,053, at an average purchase price of $2.89 per share.

         During the nine months ended September 30, 2002, Hollywood Media issued stock options and warrants valued at $412,195 to independent third parties for services rendered.

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

Management of Hollywood Media preliminarily estimated the net value of the option in Baseline stock and the put and call options in Hollywood Media common stock at $3,145,211 and had assigned that value to the FilmTracker assets. Pursuant to an appraisal by a third party completed in the third quarter of 2002, the value has been adjusted to $2,254,070. The purchase price of $2,254,070 was allocated as follows: 1) $1,072,000 to fixed assets (equipment, software, etc.) and 2) $1,182,070 to intangible assets (amortization period 5 years).

 (8)     INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES:

         Investments in and advances to equity method investees consist of the following:
                                           SEPTEMBER 30,            DECEMBER 31,
                                               2002                     2001
                                            -----------             -----------

         NetCo Partners (a)                 $   811,631             $ 1,527,494
         MovieTickets.com (b)                    (4,975)                 (4,975)
                                            -----------             -----------
                                            $   806,656             $ 1,522,519
                                            ===========             ===========

         (A) NETCO PARTNERS

         Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy's Net Force. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings - Investments. The revenues, gross profit and net income of NetCo Partners for the nine and three months ended September 30, 2002 and 2001 are presented below:

                              NINE MONTHS ENDED              THREE MONTHS ENDED
                                 SEPTEMBER 30,                   SEPTEMBER 30,
                            -----------------------          ----------------------
                              2002           2001             2002           2001
                            -------       ---------          ------         -------
Revenues                 $  970,263      $3,518,245      $   33,557      $1,591,054
Gross Profit                742,447       2,916,109          27,315       1,339,265
Net Income                  735,194       2,845,994          25,206       1,280,393

Hollywood Media's
share of net income         367,597       1,422,997          12,603         640,196

         Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. Pursuant to the terms of the NetCo Partners Joint Venture Agreement, Hollywood Media is responsible for developing, producing, manufacturing, advertising, promoting, marketing and distributing NetCo Partners' illustrated novels and related products and for advancing all costs incurred in connection therewith. All amounts advanced by Hollywood Media to fund NetCo Partners' operations are treated as capital contributions of Hollywood Media and Hollywood Media is entitled to a return of such capital contributions before distributions of cash flow are split equally between Hollywood Media and C.P. Group.

         NetCo Partners has signed several significant licensing agreements for Tom Clancy's NetForce. These agreements include book licensing agreements for North American rights to a series of adult and young adult books, audio book agreements and licensing agreements with various foreign publishers for rights to publish Tom Clancy's NetForce books in different languages. These contracts typically provide for payment of non-refundable advances to NetCo Partners upon achievement of specific milestones, and for additional royalties based on sales of the various products at levels in excess of the levels implicit in the non-refundable advances. NetCo Partners recognizes revenue pursuant to these contracts when the earnings process has been completed based on performance of all services and delivery of completed manuscripts.

         As of September 30, 2002, NetCo Partners has $2,140,212 in accounts receivable. Management of NetCo Partners believes that these receivables will be collected in full and no reserves have been established. These accounts receivable are not included in Hollywood Media's consolidated balance sheets.

         NetCo Partners' deferred revenues, consisting of cash advances received but not yet recognized as revenue, amounted to $1,006,536 as of September 30, 2002. These deferred revenues are not included in Hollywood Media's consolidated balance sheets.

         As of September 30, 2002, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $8,176,510, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

         (B)      MOVIETICKETS.COM

         Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. ("AMC") and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"). In August 2000, the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over 5 years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising on each participating exhibitor's movie screens. In March 2001, America Online Inc. ("AOL") purchased a non-interest bearing convertible preferred equity interest in MovieTickets.com for $8.5 million in cash, which can be converted into approximately 3% of the common stock of MovieTickets.com, Inc. In connection with this transaction, MovieTickets.com's ticket inventory is promoted through AOL's interactive properties and ticket inventory of AOL's Moviefone is available through MovieTickets.com.

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. at September 30, 2002. Excluding AOL's convertible preferred equity interest, Hollywood Media shares in 27.1% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 27.1% of MovieTickets.com income or loss as Equity in Earnings - Investments. Since the investment has been reduced to near zero, Hollywood Media is currently not providing for additional losses generated by MovieTickets.com as Hollywood Media has not guaranteed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded income (losses) of $0 and $(376,684) for the nine months ended September 30, 2002 and 2001, respectively and $124,036 and $(197,770) for the three months ended September 30, 2002 and 2001, respectively in its investment in MovieTickets.com. During 2000 Hollywood Media issued a warrant to AMC to acquire 90,573 shares of common stock at an exercise price of $17.875 per share valued at $1,000,000 at the time of issuance. The fair market value of the warrant was recorded as additional investment.

         MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theater exhibitors. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at participating theaters. The web site contains movie content from Hollywood.com for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket. Service fees on ticket sales were introduced in November 2000. MovieTickets.com's current participating exhibitors include AMC Entertainment, Inc., National Amusements, Inc., Famous Players, Inc., Hoyts Cinemas, Marcus Theaters, Consolidated Theaters, and other regional exhibitors. MovieTickets.com is the movie ticketing service on Yahoo!, MSN, Lycos, The New York Times web site and is also available via links on Moviefone.

(9)      BARTER TRANSACTIONS:

         Barter arrangements are periodically entered into with other companies to exchange advertising on each other's web sites. In January 2000, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." As permitted under EITF 99-17 we adopted the consensus prospectively for transactions occurring after January 20, 2000. EITF 99-17 allows gross reporting of advertising barter transactions only where barter transactions can be supported by an equivalent quantity of similar cash transactions. Barter revenue recorded for the nine months ended September 30, 2002 and 2001, was $17,689 and $104,730, respectively.

         Hollywood Media also recorded barter revenue and expense under an agreement with the National Association of Theater Owners ("NATO"), which agreement was acquired through the acquisition of hollywood.com, Inc. in 1999. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media provided them with movie showtime information and content as well as hosting web sites for the theaters. In addition, Hollywood Media provided ongoing web site maintenance services for several of the theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters were obligated to promote the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com 40 out of 52 weeks per year, before feature films that play in most NATO-member theaters. Hollywood Media recorded revenue and expense from these activities measured at the fair value of the services exchanged. The contract terms provided for the NATO agreement to expire at the end of April 2002 upon the expiration of all the ancillary agreements with the individual theaters. Barter revenue recorded under the NATO agreement for the nine months ended September 30, 2002 and 2001, was $993,917 and $2,236,313, respectively.

(10)     SEGMENT REPORTING:

         Hollywood Media's main reportable segments are Broadway ticketing, data business, Internet ad sales and other, and intellectual properties. The Broadway ticketing segment sells tickets to live theater events for Broadway, off-Broadway and London through its Theatre Direct International division (a wholesaler of Broadway tickets) and to individuals through its Broadway.com web site and 1-800-BROADWAY telephone number. The data business segment licenses entertainment content and data. The data business segment licenses data to media, wireless, and Internet companies and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of community events, such as concerts, around the country), AdSource (which creates exhibitor paid directory ads containing movie showtimes data for insertion in newspapers around the country), and Baseline/FilmTracker (a provider of information services and data to studios and businesses in the feature film and television industries and a pay-per-use subscription web site geared towards professionals in the entertainment industry, news and financial organizations). The Internet ad sales and other segment sells advertising on Hollywood.com and Broadway.com web sites and offers independent films to subscribers over the Internet. The intellectual properties segment, which includes a 51% interest in Tekno Books, a book development business, owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses to book publishers and shares in the advances and royalties. Hollywood Media's e-commerce segment and retail segment were closed in January 2001 and December 1999, respectively.

         Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, interest, and nonrecurring gains and losses to budgeted amounts and to forecasts. There are no intersegment sales or transfers.

         The following table illustrates the financial information regarding Hollywood Media's reportable segments.

                                             NINE MONTHS ENDED                   THREE MONTHS ENDED
                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                     -------------------------------       -------------------------------
                                         2002               2001               2002              2001
                                     ------------       ------------       ------------       ------------
NET REVENUES:
Broadway Ticketing                   $ 32,425,660       $ 26,757,424       $ 10,222,295       $  7,596,999
Data Business                           4,503,844          4,532,642          1,555,896          1,300,373
Internet Ad Sales and Other (A)         3,169,362          4,638,165            329,842          1,644,276
Intellectual Properties                 2,150,882          1,429,628            708,277            474,244
E-Commerce (B)                                 --             15,499                 --                 --
                                     ------------       ------------       ------------       ------------
                                     $ 42,249,748       $ 37,373,358       $ 12,816,310       $ 11,015,892
                                     ============       ============       ============       ============

GROSS MARGIN:
Broadway Ticketing                   $  4,445,058       $  4,019,690       $  1,297,444       $  1,301,195
Data Business                           4,304,100          4,323,385          1,470,518          1,242,824
Internet Ad Sales and Other             2,844,825          4,448,102            215,423          1,579,622
Intellectual Properties                 1,351,673            689,899            438,346            350,648
E-Commerce (B)                                 --            (10,396)                --                200
                                     ------------       ------------       ------------       ------------
                                     $ 12,945,656       $ 13,470,680       $  3,421,731       $  4,474,489
                                     ============       ============       ============       ============

OPERATING INCOME (LOSS):
Broadway Ticketing                   $  1,030,377       $    831,866       $     50,972       $    285,714
Data Business (C)                        (241,045)           170,849             23,069           (202,678)
Internet Ad Sales and Other (D)       (70,181,300)       (17,438,556)       (59,255,283)        (5,614,092)
Intellectual Properties                 1,074,476            411,319            346,947            272,065
E-Commerce (B)                                 --             25,226                 --             14,096
Retail (E)                                     --            296,349                 --             10,409
Other (Corporate and other)            (7,854,960)        (9,166,449)        (3,473,144)        (3,054,395)
                                     ------------       ------------       ------------       ------------
                                     $(76,172,452)      $(24,869,396)      $(62,307,439)      $ (8,288,881)
                                     ============       ============       ============       ============

                                                   SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                   ------------------    ----------------
                    SEGMENT ASSETS:
                    Broadway Ticketing               $  9,327,394          $  9,278,211
                    Data Business                       3,062,267             1,033,270
                    Internet Ad Sales and Other (F)     4,074,657            87,697,880
                    Intellectual Properties               574,209               334,356
                    Corporate and other                46,576,277            45,026,502
                                                     ------------          ------------
                                                     $ 63,614,804          $143,370,219
                                                     ============          ============


(A) Includes non-cash barter revenue of $1,011,606 and $2,341,043 for the nine months ended September 30, 2002 and 2001, respectively, and $(344,871) and $773,029 for the three months ended September 30, 2002 and 2001, respectively.

(B)      The e-commerce segment was closed in January 2001.

(C) Includes $261,399 in additional expenses for the nine months ended September 30, 2002 relating to the closure of the New York Baseline office. The Baseline operations were moved to the new Baseline office in California and consolidated with FilmTracker.

(D) The nine months ended September 30, 2002 includes an impairment loss of $57,274,680 related to CBS advertising pursuant to the termination of various agreements. See Note 6. Includes $10,936,495 and $14,571,835 in amortization of CBS advertising for the nine months ended September 30, 2002 and 2001, respectively, and $1,333,752 and $4,761,771 for the three months ended September 30, 2002 and 2001, respectively, used to promote Hollywood.com and Broadway.com.

(E) The retail segment was closed in December 1999. The operating income in 2001 results from the reversal of reserves for retail closure costs.

(F) Pursuant to the exchange agreement, (Note 6) $70,998,003 in Deferred CBS advertising assets were cancelled.

(11)     COMMITMENTS AND CONTINGENCIES:

         Hollywood Media is a party to various legal proceedings arising in the ordinary course of business, including the proceeding described below. Hollywood Media does not expect any of these legal proceedings to have a material adverse impact on the financial condition or results of operations.

         Water Garden Company, LLC, as Plaintiff, v. Hollywood Media Corp., a Florida corporation; hollywood.com, Inc. a California corporation; and The Tribune Company, (as successor in interest to the Times Mirror Company), as Defendants; filed July 16, 2001 in the Superior Court of the State of California for the County of Los Angeles. Water Garden Company, LLC has filed suit against Hollywood Media and its subsidiary, hollywood.com, Inc., among others, claiming damages as a result of alleged defaults by hollywood.com, Inc. under a lease for office space entered into by hollywood.com, Inc. The claims against Hollywood Media, but not hollywood.com, Inc. have been dismissed. Hollywood Media believes that hollywood.com, Inc. has valid defenses to such claims and therefore denies any liability. In the event hollywood.com, Inc. is unsuccessful in its defense, management believes that there will not be a material impact on Hollywood Media's financial condition. At September 30, 2002, Hollywood Media has accrued $150,000 in costs relating to this proceeding.

(12)      RECLASSIFICATION:

         Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 classification.

(13)     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
         ACTIVITIES:

         For The Nine Months Ended September 30, 2002:

         o        Capital lease transactions totaled $162,518.

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

         o Options and warrants, valued at $412,195, under Black Scholes, were granted for services rendered.

         o Hollywood Media issued 28,571 shares of common stock, valued at $110,284, under the terms of an earn-out provision in accordance with the acquisition of BroadwayTheater.com.

         o Hollywood Media issued 21,969 shares of common stock, valued at $37,479 for interest due to the holders of the convertible debentures.

         o Pursuant to the exercise of a warrant, Hollywood Media issued 218,009 shares of common stock.

         o Prepaid trade credits of $655,500, relating to closed e-commerce business were written off.

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

         o Hollywood Media issued 88,000 shares of common stock, valued at $495,795, as a payment towards outstanding capital lease obligations.

         o Hollywood Media issued 20,931 shares of common stock, valued at $118,972, for the extension of a promissory note.

         o Hollywood Media issued 28,572 shares of common stock, valued at $150,003, under the terms of an earn-out arrangement.

         o Pursuant to the exercise of certain warrants Hollywood Media issued 361,438 shares of common stock.

         o Hollywood Media issued 35,000 shares of common stock valued at $165,900 to satisfy an outstanding claim against Hollywood Media.

         o Hollywood Media issued 4,138 shares of restricted common stock valued at $15,000, as an incentive stock bonus to a former officer of Hollywood Media.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Hollywood Media Corp. ("Hollywood Media") which represents Hollywood Media's expectations or beliefs, including, but not limited to, statements concerning industry performance, operations, performance, financial condition, acquisition and divestiture strategies, margins, and growth in sales of our products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Factors that may affect Hollywood Media's results and the market price of our common stock include, but are not limited to, our continuing operating losses, negative cash flows from operations and accumulated deficit, our limited operating history, the need for additional capital to finance our operations, the need to manage our growth and integrate new businesses into Hollywood Media, our ability to develop strategic relationships, our ability to compete with other Internet companies, technology risks and the general risk of doing business over the Internet, future government regulation, dependence on our founders, and the volatility of our stock price. Hollywood Media is also subject to other risks detailed herein or detailed in our Annual Report on Form 10-K for the year ended December 31, 2001 and in other filings made by Hollywood Media with the Securities and Exchange Commission.

OVERVIEW

         Hollywood Media is a provider of entertainment-related data information, content and ticketing services to consumers and businesses. We manage a number of business units focused on the entertainment industry. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway ticket sales, data business content syndication, subscription fees, content licensing fees, advertising, and book development and licensing.

DATA BUSINESS DIVISIONS

SOURCE BUSINESSES.

THE SOURCE BUSINESSES INCLUDE:

         CINEMASOURCE. CinemaSource is the largest supplier of movie showtimes as measured by market share and compiles movie showtimes for every movie theater in the United States and Canada, representing approximately 34,000 movie screens. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 200 newspapers, wireless companies, Internet sites, and other media outlets, including newspapers, such as The New York Times and The Washington Post, wireless companies including Sprint PCS, AT&T Wireless, Cingular Wireless, Verizon and Vindigo, Internet companies including AOL's Moviefone and Digital City, MSN, Yahoo! and Lycos, and other media outlets. CinemaSource also syndicates entertainment news, movie reviews, and celebrity biographies.

         EVENTSOURCE. We launched the EventSource business in mid-1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and shows, touring companies, community playhouses and dinner theaters throughout North America and in London's West End. EventSource entered into an agreement with AOL's Digital City in April 2000 to provide event listings for up to 200 cities nationwide. In addition to Digital City, other EventSource customers include Vindigo and The New York Times.

         ADSOURCE. We launched AdSource during first quarter of 2002 as yet another expansion of the CinemaSource operations. AdSource leverages the movie theater showtimes from the CinemaSource data collection systems and our relationship with various movie exhibitors to create exhibitor paid directory ads for insertion in newspapers around the country. We are providing this service nationally for our first customer, AMC Theaters, a major theater chain.

BASELINE/FILMTRACKER:

         During January 2002, we merged Baseline, our pay-per-use subscription service, with FilmTracker, a provider of information services in the feature film and television industries. The new combined service, which is targeted at studios, production companies, distributors, agents, managers, producers, news organizations, and financial analysts, incorporates all of Baseline's data into FilmTracker's user-friendly interface. The result is a film and television database that contains over 1.5 million records, including over one million listings of people in the media industry, 14,000 entertainment personality biographies, credits for over 125,000 released feature films, television series, miniseries, movies of the week and specials dating back 100 years, over 15,000 film and television projects in every stage of development and production, 1,900 movie reviews, box office grosses going back nearly 20 years, 17,000 company rosters and representation for about 19,000 entertainment professionals.

         In connection with the launch of the combined service, we signed multi-year licensing agreements with two major film studios during the first quarter of 2002. Since then we have signed agreements with two additional major film studios. Baseline customers include Bloomberg, Daily Variety, People Magazine, Lexis-Nexis, NBC, HBO, ABC, Paramount Pictures, 20th Century Fox, DreamWorks SKG, Sony Pictures, MGM, E! Entertainment Television, and the Directors Guild of America.

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

BROADWAY TICKETING DIVISION

         THEATRE DIRECT INTERNATIONAL, BROADWAY.COM AND 1-800-BROADWAY. We acquired Theatre Direct International ("TDI") as of September 15, 2000. Founded in 1990, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, long running shows off-Broadway, shows in London's West End theatre district and shows in Toronto. TDI sells tickets directly to travel agents and tour groups. TDI also manages a marketing cooperative that markets numerous Broadway shows to the travel industry around the world. The Broadway shows in this cooperative currently include Aida, Beauty and the Beast, Cabaret, Chicago, 42nd Street, Harlem Song, Into the Woods, Les Miserables, Mamma Mia!, Oklahoma, Rent, The Graduate, The Lion King, The Phantom of the Opera, Thoroughly Modern Millie, Urinetown and Metamorphoses. In addition, TDI's education division, Broadway Classroom, markets group tickets to schools across the country. We launched Broadway.com on May 1, 2000. Broadway.com features the ability to purchase Broadway, off-Broadway and London's West End theater tickets online. Our 1-800-BROADWAY number, which we acquired in October 2001, is marketed in tandem by us with Broadway.com. TDI's offline ticketing service complements the online ticketing services available on our Broadway.com and our ticket sales through our 1-800-BROADWAY number. The combined businesses provide live theater ticketing and related content for over 200 venues in multiple markets to a customer base consisting of over 40,000 travel agencies, tour operators, corporations and educational institutions, in addition to numerous newspapers and web sites.

MOVIETICKETS.COM, INC. MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theatre exhibitors. Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc. MovieTickets.com, Inc. entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a five percent interest in MovieTickets.com, Inc. for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in each participating exhibitor's movie screens. In March 2001, AOL purchased a non-interest bearing convertible preferred equity interest in MovieTickets.com for $8.5 million in cash, which can be converted into approximately 3% of the common stock of MovieTickets.com, Inc. In connection with that transaction, MovieTickets.com's ticket inventory is promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone is available through MovieTickets.com. MovieTickets.com has been selected by MSN Network, Yahoo!, and Lycos Entertainment as the exclusive provider for online movie ticketing services.

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

INTERNET AD SALES DIVISIONS

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

INTELLECTUAL PROPERTIES BUSINESS

         BOOK DEVELOPMENT AND BOOK LICENSING. Our intellectual properties division includes a book development and book licensing business through our 51% owned subsidiary, Tekno Books, that develops and executes book projects, typically with best-selling authors. Tekno Books has worked with approximately 50 New York Times best-selling authors, including Tom Clancy, Jonathan Kellerman, Dean Koontz, Tony Hillerman, Robert Ludlum and Scott Turow, and numerous media celebrities, including David Copperfield, Louis Rukeyser and Willard Scott. Our intellectual properties division has licensed books for publication with more than 60 book publishers, including HarperCollins, Bantam Doubleday Dell, Random House, Simon & Schuster, Penguin Putnum and Warner Books. The book development and book licensing division has a library of more than 1,400 books. Another 2,620 foreign editions and other editions (audio, paperback, etc.) of these books have been sold to 330 publishers around the world, and published in 33 languages. Tekno Books has approximately 300 forthcoming books under contract. We believe the library of books is valuable as many of the books can be resold and reissued in future years, and also moved into various electronic formats. We are expanding into one of the largest areas of publishing, which is romance fiction, and the fastest growing area of publishing, which is the Christian book market. The Chief Executive Officer of Tekno Books, Dr. Martin H. Greenberg, is also a director of Hollywood Media and owner of the remaining 49% interest in Tekno Books.

         INTELLECTUAL PROPERTIES. Our intellectual properties division also owns the exclusive rights to intellectual properties, which are complete stories and ideas for stories, created by best-selling authors and media celebrities. Some examples of our intellectual properties are Anne McCaffrey's Acorna the Unicorn Girl, Leonard Nimoy's Primortals, and Mickey Spillane's Mike Danger. We license rights to our intellectual properties to companies such as book publishers, film and television studios, multi-media software companies and producers of other products. These licensees develop books, television series and other products based on the intellectual properties licensed from us. We generally obtain the exclusive rights to the intellectual properties and the right to use the creator's name in the titles of the intellectual properties (e.g., Mickey Spillane's Mike Danger and Leonard Nimoy's Primortals).

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

CABLE TV BUSINESS.

         During the third quarter of 2002, we launched two new digital cable television channels: "Totally Hollywood TV" and "Totally Broadway TV." Available initially on Cablevision Systems, the digital Cable TV networks provide on-demand video content and up-to-date showtimes for the latest box-office movies and current Broadway shows.

RESULTS OF OPERATIONS

         The following table summarizes Hollywood Media's revenues, cost of revenues and gross margin by reportable segment for the nine months ended September 30, 2002 ("Y3-02") and 2001 ("Y3-01"), and the three months ended September 30, 2002 ("Q3-02") and 2001 ("Q3-01") respectively:

                                                     INTERNET AD
                      BROADWAY                         SALES        INTELLECTUAL
                      TICKETING     DATA BUSINESS     AND OTHER      PROPERTIES*     E-COMMERCE         TOTAL
                     -----------     -----------     -----------     -----------     -----------      -----------
Y3-02
-----
Net Revenues         $32,425,660     $ 4,503,844     $ 3,169,362     $ 2,150,882     $        --      $42,249,748
Cost of Revenues      27,980,602         199,744         324,537         799,209              --       29,304,092
                     -----------     -----------     -----------     -----------     -----------      -----------
Gross Margin         $ 4,445,058     $ 4,304,100     $ 2,844,825     $ 1,351,673     $        --      $12,945,656
                     ===========     ===========     ===========     ===========     ===========      ===========

Y3-01
-----
Net Revenues         $26,757,424     $ 4,532,642     $ 4,638,165     $ 1,429,628     $    15,499      $37,373,358
Cost of Revenues      22,737,734         209,257         190,063         739,729          25,895       23,902,678
                     -----------     -----------     -----------     -----------     -----------      -----------
Gross Margin         $ 4,019,690     $ 4,323,385     $ 4,448,102     $   689,899     $   (10,396)     $13,470,680
                     ===========     ===========     ===========     ===========     ===========      ===========

Q3-02
-----
Net Revenues         $10,222,295     $ 1,555,896     $   329,842     $   708,277     $        --      $12,816,310
Cost of Revenues       8,924,851          85,378         114,419         269,931              --        9,394,579
                     -----------     -----------     -----------     -----------     -----------      -----------
Gross Margin         $ 1,297,444     $ 1,470,518     $   215,423     $   438,346     $        --      $ 3,421,731
                     ===========     ===========     ===========     ===========     ===========      ===========

Q3-01
-----
Net Revenues         $ 7,596,999     $ 1,300,373     $ 1,644,276     $   474,244     $        --      $11,015,892
Cost of Revenues       6,295,804          57,549          64,654         123,596            (200)       6,541,403
                     -----------     -----------     -----------     -----------     -----------      -----------
Gross Margin         $ 1,301,195     $ 1,242,824     $ 1,579,622     $   350,648     $       200      $ 4,474,489
                     ===========     ===========     ===========     ===========     ===========      ===========

----------
         *Does not include our 50% interest in NetCo Partners which is accounted for under the equity method of accounting and is reported as equity in earnings of investments.

COMPOSITION OF OUR SEGMENTS IS AS FOLLOWS:

o BROADWAY TICKETING - Includes our TDI ticketing business as well as our Broadway.com online ticketing operations and our 1-800-BROADWAY operations.

o DATA BUSINESS - Includes our CinemaSource, EventSource, AdSource, and Baseline/FilmTracker operations.

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

NET REVENUES

         Total net revenues were $42,249,748 for Y3-02 as compared to $37,373,358 for Y3-01, an increase of $4,876,390 or 13%. Total net revenues were $12,816,310 for Q3-02 as compared to $11,105,892 for Q3-01, an increase of $1,800,418 or 16%. The increase in revenue for both periods presented is primarily due to an increase in net Broadway ticketing revenues offset by a decrease in non-cash barter revenue included in our Internet ad sales and other segment. Non-cash barter revenue was $1,011,606 and $2,341,043 for Y3-02 and Y3-01, respectively, a decrease of $1,329,437. Barter revenue as a percentage of total net revenue was 2% and 6% for Y3-02 and Y3-01, respectively. In Y3-02 net revenues were derived 77% from Broadway ticketing, 11% from data business, 7% from Internet ad sales and other and 5% from intellectual properties. In Q3-02 net revenues were derived 80% from Broadway ticketing, 12% from data business, 2% from Internet ad sales and other and 6% from intellectual properties.

         Broadway ticketing revenues were $32,425,660 and $26,757,424 for Y3-02 and Y3-01, respectively an increase of $5,668,236 or 21%. Broadway ticketing revenues were $10,222,295 and $7,596,999 for Q3-02 and Q3-01, respectively an increase of $2,625,296 or 35%. Broadway ticketing revenues increased due to increased sales to individuals and groups. Broadway ticketing revenue is generated from the sale of live theater tickets for Broadway, off-Broadway and London through Broadway.com and the 1-800-BROADWAY telephone number, and to domestic and international travel professionals, traveling consumers, business organizations, schools and New York area theater patrons. Broadway ticketing revenue is recognized on the date of performance of the show.

         Data Business revenues (which includes CinemaSource, EventSource, AdSource and Baseline/FilmTracker) were $4,503,844 for Y3-02 as compared to $4,532,642 for Y3-01, a decrease of $28,798 or 1%. Data business revenues were $1,555,896 for Q3-02 as compared to $1,300,373 for Q3-01, an increase of $255,523 or 20%. The decrease in data business revenues in Y3-02 as compared to Y3-01 is primarily attributable to the loss of technology-based customers of CinemaSource that ceased operations during fiscal year 2001, offset by an increase in revenues from the AdSource and Baseline operations. Our CinemaSource, EventSource and AdSource business increased approximately $145,000 in Q3-02 as compared to Q3-01 and our Baseline business increased approximately $109,000 in Q3-02 as compared to Q3-01. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to other media outlets and Internet companies including newspapers such as the New York Times and The Washington Post, Internet companies including AOL's Digital City, MSN, Lycos, and Yahoo! and wireless providers such as AT&T Wireless, Cingular Wireless, Sprint PCS and Verizon. AdSource generates revenues by creating exhibitor paid directory ads for insertion in newspapers around the country. Baseline/FilmTracker generates revenues from the syndication of its data, licensing information to businesses in the feature film and television industries as well as operating a pay-per-use subscription web site geared towards business in the entertainment industry. The increase in Baseline revenue is a result of the combination of Baseline with FilmTracker on January 14, 2002, and reflects revenue from customers who are charged a fixed fee for unlimited data access based on annual, quarterly, and multi-year agreements. This model is used to target the larger customer, mainly film studios that use the combined Baseline/FilmTracker product. During 2002, we signed multi-year licensing agreements with four major film studios.

Composition of Internet ad sales and other revenues are as follows:

                               Nine Months Ended           Three Months Ended
                                 September 30,                September 30,
                         --------------------------    ---------------------------
                             2002           2001          2002             2001
                         -----------    -----------    -----------     -----------
Revenue - Cash           $ 2,157,756    $ 2,297,122    $   674,713     $   871,247
Revenue - NATO barter        993,917      2,236,313       (344,871)        745,438
Revenue - Barter              17,689        104,730             --          27,591
                         -----------    -----------    -----------     -----------
                         $ 3,169,362    $ 4,638,165    $   329,842     $ 1,644,276
                         ===========    ===========    ===========     ===========

         Internet ad sales and other revenue was $3,169,362 for Y3-02 as compared to $4,638,165 for Y3-01, a decrease of $1,468,803 or 32%. Internet ad sales and other revenue was $329,842 for Q3-02 as compared to $1,644,276 for Q3-01, a decrease of $1,314,434 or 80%. The decrease in revenues is primarily attributable to a decrease in revenue recorded from barter transactions, as further discussed below. The number of unique visitors to Hollywood.com was approximately 20.6 million for Y3-02 as compared to approximately 10.3 million for Y3-01, an increase of 10.3 million or 100%, and 7.8 million for Q3-02 as compared to 4.5 million for Q3-01, an increase of 3.3 million or 73% as reported by Media Metrix. Internet ad sales and other revenue is generated from the sale of sponsorships and banner advertisements on Hollywood.com and Broadway.com. Included in Internet ad sales and other revenue are non-cash barter revenues of $1,011,606 and $2,341,043 for Y3-02 and Y3-01, respectively and $(344,871) and
$773,029 for Q3-02 and Q3-01, respectively. As a percentage of Internet ad sales and other revenue, barter revenues comprised 32% and 50% of Internet ad sales and other revenue for Y3-02 and Y3-01, respectively. Hollywood Media records two types of barter revenue related to Internet advertising as more fully described below.

         Barter transactions that generate non-cash advertising revenue (included in Internet ad sales and other revenues), in which Hollywood Media received advertising in exchange for content advertising on its web site was $17,689 for Y3-02 and $104,730 for Y3-01, a reduction of $87,041 or 83% and accounted for less then 1% total net revenue for Y3-02 and Y3-01. Barter transactions were $27,591 for Q3-01. Hollywood Media records barter revenue only in instances where the fair value of the advertising surrendered can be determined based on our historical practice of receiving cash for similar advertising.

         Hollywood Media also recorded barter revenue and an equal amount of expense earned under an agreement with NATO, which agreement Hollywood Media acquired through its acquisition of hollywood.com, Inc. on May 20, 1999. This non-cash income is included in Internet ad sales and other revenue. Hollywood Media recorded $993,917 and $2,236,313 in promotional non-cash revenue and non-cash expense for Y3-02 and Y3-01, respectively, and accounted for 2% and 6% of total net revenues for Y3-02 and Y3-01, respectively. Hollywood Media recorded $(344,871) and $745,438 in promotional non-cash revenue and non-cash expense included in selling and marketing expense under the NATO contract for Q3-02 and Q3-01, respectively. The NATO agreement expired in April 2002.

         Revenues from our intellectual properties division were $2,150,882 for Y3-02 as compared to $1,429,628 for Y3-01, an increase of $721,254 or 50%. Revenues were $708,277 for Q3-02 as compared to $474,244 for Q3-01, an increase of $234,033 or 49%. The increase in revenues is attributable to a greater number of manuscripts with larger advances being delivered and royalties earned in Y3-02 and Q3-02 as compared to Y3-01 and Q3-01. The intellectual properties division generates revenues from several different activities including book development and licensing, intellectual property licensing. Revenues vary quarter to quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The intellectual properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and is reported as eqity in earnings of investments.

         Our E-commerce division was closed in January 2001.

COST OF REVENUES

         Cost of revenues was $29,304,092 for Y3-02 as compared to $23,902,678 for Y3-01, an increase of $5,401,414 or 23%. Cost of revenues increased to $9,394,579 for Q3-02 from $6,541,403 for Q3-01, an increase of $2,853,176 or
44%. The increase in the cost of revenues is primarily the result of an increase in Broadway ticketing revenues. The Broadway ticketing segment accounts for approximately 95% of the cost of revenues for Y3-02 and Q3-02, which is consistent with Y3-01 and Q3-01. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway ticketing segment; commissions due to advertising agencies, advertising rep firms and other third parties for revenue generated from the data business and Internet ad sales and other segments; and fees and royalties paid to authors and co-editors for the intellectual properties segment.

GROSS MARGIN

         Gross margin was $12,945,656 for Y3-02 as compared to $13,470,680 for Y3-01, a decrease of $525,024 or 4%. Gross Margin was $3,421,731 for Q3-02 as compared to $4,474,489 for Q3-01, a decrease of $1,052,758 or 24%. Gross margin decreased predominately because of the decreases in barter revenue from the NATO agreement in Y3-02 and Q3-02 of $1,242,396 and $1,090,309, respectively. As a percentage of net revenues the gross margin percentage in Y3-02 was 31% as compared to 36% in Y3-01. As a percentage of net revenue gross margin in Q3-02 was 27% as compared to 41% in Q3-01. The decrease in gross margin percentage in Y3-02 and Q3-02 is attributable to a few factors: 1) an increased percentage of our revenues are being generated from ticketing, which generate lower gross margins than our other business segments 2) the termination of barter revenue associated with the NATO agreement, which has no cost of revenue (offsetting expense is included in selling and marketing), and 3) the lower gross margins generated from our participation in the "Red, White and Blue Freedom Package" promotion, during the first quarter of 2002. Excluding non-cash barter revenue, the gross margin percentage for Y3-02 was 29% as compared to 32% for Y3-01 and 29% for Q3-02 as compared to 36% for Q3-01.

EQUITY IN EARNINGS OF INVESTMENTS

Equity in earnings of investments consists of the following:

                        Nine Months Ended September 30,  Three Months Ended September 30,
                        -------------------------------  --------------------------------
                               2002          2001            2002            2001
                           -----------    -----------     -----------    -----------
NetCo Partners (a)         $   367,597    $ 1,422,997     $    12,603    $   640,196
MovieTickets.com (b)                --       (376,684)        124,036       (197,770)
Beach Wrestling LLC (c)             --       (147,253)             --        (20,000)
                           -----------    -----------     -----------    -----------
                           $   367,597    $   899,060     $   136,639    $   422,426
                           ===========    ===========     ===========    ===========


         (a) NetCo Partners

         NetCo Partners owns Tom Clancy's NetForce and is primarily engaged in the development and licensing of Tom Clancy's NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media's 50% share of earnings was $367,597 for Y3-02 as compared to $1,422,997 for Y3-01, a decrease of $1,055,400 or 74%, and $12,603 for Q3-02 as compared to $640,196 for Q3-01, a decrease of $627,593 or 98%. Revenues vary quarter to quarter dependent on timing of deliveries of various manuscripts to the publisher. The publication schedule calls for one book to be published annually. The fluctuation in amounts from one period to another corresponds with delivery dates of the manuscripts to the publisher.

         (b)  MovieTickets.com

         Hollywood Media owns 26.4% of the total equity in MovieTickets.com, Inc. joint venture at September 30, 2002. Hollywood Media records its investment in MovieTickets.com, Inc. under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investments. Excluding AOL's three percent convertible preferred equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture. We recorded income (losses) of $0 and $(376,684) in Y3-02 and Y3-01, respectively and $124,036 and $(197,770) in Q3-02 and Q3-01, respectively in our investment in MovieTickets.com. We may not be providing for additional losses generated by MovieTickets.com as Hollywood Media has not guaranteed to fund future losses, if any, of the joint venture. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket.

           (c)  Beach Wrestling LLC

            For the nine months ended September 30, 2001, Hollywood Media recorded $147,253 in losses from its investment in Beach Wrestling LLC. As of December 31, 2001 operations have ceased and we do not anticipate any further obligations with respect to this joint venture.

OPERATING EXPENSES

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $348,708 or 7% to $4,582,735 for Y3-02 from $4,931,443 for
Y3-01, and increased $227,949 or 15% to $1,746,473 for Q3-02 from $1,518,524 for
Q3-01. The decrease of general and administrative expenses in Y3-02 is attributable to an overall reduction in expenses due to cost saving measures implemented during 2001. The increase of general and administrative expenses in Q3-02 is attributable to increased insurance costs and non-cash consulting fees incurred. General and administrative expenses consist of occupancy costs, production costs, human resources and administrative expenses, professional and consulting fees, telecommunication costs, provision for doubtful accounts receivable and business insurance costs. As a percentage of revenue, general and administrative expenses decreased to 11% for Y3-02 from 13% for Y3-01 and remained at 14% for Q3-02 and Q3-01.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $1,477,410 or 47% to $1,686,298 for Y3-02 from $3,163,708 for Y3-01 and decreased $1,232,626 to $(101,413) for Q3-02 from $1,131,213 for Q3-01. The decrease is primarily attributable to a decrease in non-cash barter transactions. Selling and marketing expenses includes advertising, marketing, promotional, business development and public relations expenses. Also included in selling and marketing expenses are non-cash barter transactions of $1,011,606 and $2,341,043 for Y3-02 and Y3-01, respectively and $(344,871) and $773,029 for
Q3-02 and Q3-01, respectively. Barter transactions accounted for approximately 60% and 74% of selling and marketing expense Y3-02 and Y3-01, respectively. As a percentage of revenue, selling and marketing expenses decreased to 4% for Y3-02 from 8% for Y3-01.

         SALARIES AND BENEFITS. Salaries and benefits increased $1,810,210 or 19% to $11,145,505 for Y3-02 from $9,335,295 for Y3-01 and increased $980,703 or
32% to $4,092,418 for Q3-02 from $3,111,715 for Q3-01. This increase is primarily attributable to the increase in non-cash amortization of deferred compensation of approximately $1.5 million for Y3-02 and $570,147 for Q3-02. As a percentage of revenue, salaries and benefits increased to 26% for Y3-02 from 25% for Y3-01 and increased to 32% for Q3-02 from 28% for Q3-01.

         TRADE CREDITS. During Q3-02 we wrote-off $655,500 of prepaid barter trade credits that we received in October 2000 when we closed the e-commerce division. The barter trade credits were initially received in exchange for merchandise inventory that we sold on one of our web sites.

         AMORTIZATION OF CBS ADVERTISING AND IMPAIRMENT LOSS - CBS ADVERTISING. Amortization of CBS advertising related to the agreement with Viacom was $10,936,495 and $14,571,835 for Y3-02 and Y3-01, respectively, and $1,333,752 and $4,761,771 for Q3-02 and Q3-01, respectively. Under the agreement we had with Viacom, Hollywood Media issued shares of common stock and warrants in exchange for cash and CBS's advertising and promotional efforts over seven years across its full range of media properties. The fair value of the common stock and warrants issued to Viacom has been recorded in the balance sheet as deferred advertising and is being amortized as the advertising is used each related contract year. The advertising contract year begins on October 1 and ends September 30.

         On August 28, 2002, an Exchange Agreement ("Exchange Agreement") was entered into among Hollywood Media, its wholly owned subsidiaries, hollywood.com, Inc. and Broadway.com, Inc., and Viacom Inc. Pursuant to the Exchange Agreement, Viacom reconveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media's common stock, $.01 par value per share, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. The common stock and warrants had a fair value of $10,656,657 at the time of the Exchange Agreement. Viacom also paid Hollywood Media $2.0 million in cash. Each of the Advertising and Promotion Agreement and Content License Agreement, dated as of January 3, 2000, between hollywood.com, Inc. and Viacom, including hollywood.com, Inc.'s right to air additional advertising and promotion on CBS properties was terminated. The remaining recorded value of the terminated advertising and promotion under the Advertising and Promotion Agreement and Content License Agreement at the time of the Exchange Agreement was $70,998,003 (representing approximately $49 million in actual advertising). Hollywood Media recorded a non-cash impairment loss of $58,341,346 in August 2002, the difference between the advertising cancelled and the fair value of the common stock and warrants returned by Viacom, plus the $2.0 million in cash paid by Viacom. In addition, during 2001 Viacom had prepaid to Hollywood Media, in cash for advertising to be delivered in 2002 and 2003. At August 28, 2002, the value of the deferred advertising revenue remaining on Hollywood Media's balance sheet was $1,066,666. This balance reduced impairment loss recorded. The aggregate impairment loss recorded in August 2002 was $57,274,680.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $2,425,496 for Y3-02 and $6,627,596 for Y3-01, representing a decrease of $4,202,100 or 63%, and $577,760 for Q3-02 and $2,240,147 for Q3-01, representing a decrease of $1,662,387 or 74%. The decrease is primarily attributable to the cessation of amortization of goodwill on January 1, 2002 in accordance with SFAS No. 142.

         INTEREST EXPENSE. Interest expense was $869,113 for Y3-02 as compared to $285,518 for Y3-01, an increase of $583,595 and $413,785 for Q3-02 as compared to $50,443 or Q3-01, an increase of $363,342. The increase for Y3-02 is primarily attributable to interest charges and amortization of the beneficial conversion feature related to the convertible debentures of $500,418, non-cash charges of $93,609 related to the extension of a promissory note guaranteed by Hollywood Media and a $50,000 fee to extend the term of notes payable.

         INTEREST INCOME. Interest income was $16,756 for Y3-02 as compared to $104,052 for Y3-01, a decrease of $87,296 and $6,525 for Q3-02 as compared to $24,722 for Q3-01, a decrease of $18,197.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, we had cash and cash equivalents of $2,443,768 compared to cash and cash equivalents of $1,980,966 at December 31, 2001. Working capital at September 30, 2002, which included $1,038,794 in deferred CBS advertising was $1,728,800 as compared to working capital of $10,307,769 at December 31, 2001 which included $13,054,321 in deferred CBS advertising. Net cash used in operating activities during the nine months ended September 30, 2002 was $4,459,245, primarily resulting from an increase in ticket inventory for our Broadway ticketing division, a decrease in accrued expenses, decrease in deferred revenue and an increase in prepaid expenses for insurance. Net cash used in investing activities was $1,037,721 and was comprised primarily of capital expenditures, while $5,959,768 in cash was provided by financing activities which was primarily due to the issuance of the convertible debentures. As a result of the above, cash and cash equivalents increased by $462,802 for the nine months ended September 30, 2002. In comparison, during the nine months ended September 30, 2001, net cash used in operating activities was $5,089,554, net cash used in investing activities was $274,480, and $5,403,431, in cash was provided by financing activities. Net cash used in operating activities improved by $630,309 or 12 % from $5,089,554 for Y3-01 to $4,459,245 for Y3-02.

         During the third quarter 2002 we reviewed our operating expenses in order to further reduce expenses. We have reduced general and administrative expenses, and salaries and benefits by approximately $300,000 per month beginning in the fourth quarter of 2002.

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President, of Hollywood Media participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price of $3.46 per share. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible debentures if the debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at exercise prices ranging from $3.78 to $3.91 per share. If on May 22, 2003, an investor holds at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, then the exercise price of the warrants held by such investor will decrease to $3.46 per share which equals the conversion price of the debenture. The Debentures and Warrants contain anti-dilution provisions as more fully described in the agreements. In addition, the investors will have the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. A total of $292,139 in fees were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the warrants issued to the debenture holders.)

         In 2001, Hollywood Media entered into an agreement with a third party whereby we monetized a certain portion of our accounts receivable. Hollywood Media receives an initial advance of 80% of the invoice amount, with the remaining 20%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At September 30, 2002 and December 31, 2001, a liability of $149,971 and $341,856, respectively, was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party.

         Hollywood Media issued a total of 43,044 shares of common stock valued at $187,217 during 2002 to extend the term of a promissory note that Hollywood Media guaranteed. In 1999, Hollywood Media loaned approximately $1.7 million to the former owner ("borrower") of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000. The outstanding balance of the loan at September 30, 2002 was approximately $600,000 and is collaterized by 177,941 shares of Hollywood Media stock that was pledged by the borrower to the third party. The borrower on the note is obligated to pay to Hollywood Media an amount equal to 50% of the value of the shares issued to extend the maturity date of the note, the extent of any remaining collateral after the note is fully paid.

         In the event that we require additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide to Hollywood Media, if required, with an amount not to exceed $5 million in order to enable us to meet our working capital requirements during 2002; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media raises funds from other sources and such additional funding is not expended on acquisitions. The proceeds received from the issuance of the Senior Convertible Debentures in the second quarter of 2002 did not reduce the amount of the commitment. This commitment terminates May 21, 2003. There was no outstanding balance under this commitment at September 30, 2002.

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

         Broadway Ticketing Revenue Recognition

         Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups, companies, and educational facilities. Revenue recognition is deferred on ticket sales until performance has taken place. Broadway ticket revenue and cost of revenue are recorded on a gross basis.

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

The deferred advertising is carried on Hollywood Media's balance sheet as a deferred asset and is being amortized over the contract period as the advertising is utilized. Advertising expense recorded related to CBS advertising for nine months ended September 30, 2002 and 2001 was $10,936,495 and $14,571,835, respectively, and for the three months ended September 30, 2002 and 2001 was $1,333,752 and $4,761,772, respectively, and is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS advertising." These CBS advertising expenses are non-cash.

         On August 28, 2002 Hollywood Media entered into an exchange agreement with Viacom. Hollywood Media returned the outstanding CBS advertising at the time of the exchange agreement for all common stock and warrants held by Viacom in Hollywood Media, plus $2.0 million in cash. Hollywood Media retained $1,266,825 in advertising to be used through December 31, 2003. Hollywood Media recorded an impairment loss of $57,274,680 during the quarter ended September 30, 2002. See Note 6 to the consolidated financial statements.

         Barter Transactions

         Hollywood Media recorded barter revenue and expense under the NATO contract, which Hollywood Media acquired through its acquisition of hollywood.com, Inc. in 1999. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collected and compiled movie showtimes data for NATO member theaters and hosted web sites for each of the theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provided ongoing web site maintenance services for each of the theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters promote the hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before feature films that play in many NATO-member theaters. Hollywood Media recorded revenue and expense from these activities measured at the fair value of the services exchanged in accordance with Accounting Principles Board Opinion ("APB") No. 29, "Accounting for Nonmonetary Transactions." The NATO contract and all the ancillary agreements with the exhibitors expired in April 2002.

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

         Hollywood Media has completed step one of the test for each of its reporting units utilizing an outside appraisal firm. For all of its reporting units, no impairment exists, as the fair value of those reporting units was determined to be in excess of their carrying values as of January 1, 2002. Effective January 1, 2002, amortization of approximately $40.7 million of goodwill ceased.

INFLATION AND SEASONALITY

         Although Hollywood Media cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on sales or results of operations. Hollywood Media considers its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book licensing business as a result of the general publishing industry practice of paying royalties semi-annually. The Broadway ticketing business is also effected by seasonal variations with net revenues generally higher in the second quarter as a result of increased sales volumes due to the Tony Awards(R) and in the fourth quarter due to increased levels during the holidays. In addition, although not seasonal, Hollywood Media's intellectual properties division and NetCo Partners both experience fluctuations in their respective revenue streams, earnings and cash flow as a result of the amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. The recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this Form 10-Q, an evaluation was performed under the supervision and with the participation of Hollywood Media's management, including the Chief Executive Officer and the Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Hollywood Media's management, including the Chief Executive Officer and the Vice President of Finance, concluded that our disclosure controls and procedures were effective. There have been no significant changes in Hollywood Media's internal controls and procedures or in other factors that could significantly affect internal controls subsequent to such evaluation.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following securities were issued by Hollywood Media during the quarter ended September 30, 2002, in transactions that were not registered under the Securities Act of 1933.

         On July 24, 2002, Hollywood Media issued 218,009 shares of common stock to Viacom pursuant to a warrant exercise notice, for no consideration. These were cancelled in connection with the Exchange Agreement described in Note 6.

         The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof and/or Regulation D thereunder, each recipient of securities having delivered appropriate investment representations to Hollywood Media with respect thereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)  EXHIBITS:

                                                                                                      INCORPORATED BY
    EXHIBIT                               DESCRIPTION                                                  REFERENCE FROM
    -------                               -----------                                                  --------------
       3.1             Third Amended and Restated Articles of Incorporation                                    (1)

       3.2             Bylaws                                                                                  (2)

       4.1             Form of Common Stock Certificate                                                        (3)

       4.2             Rights Agreement dated as of August 23, 1996 between Hollywood Media
                        Corp. and American Stock Transfer & Trust Company, as Rights Agent                     (4)

       10.1            Exchange  Agreement  dated August 28, 2002,  among  Hollywood Media Corp.,
                       hollywood.com, Inc., Broadway.com, Inc. and Viacom Inc.                                 (5)

       99.1            Certification of Chief Executive Officer.                                               (*)

       99.2            Certification of Vice President of Finance.                                             (*)

----------
  *      Filed as an exhibit to this Form 10-Q

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

(2) Incorporated by reference from the exhibit filed with Hollywood Media's Registration Statement on Form S-3 (No. 333-91090).

(3) Incorporated by reference from the exhibit filed with Hollywood Media's Registration Statement on Form SB-2 (No. 33-69294).

(4) Incorporated by reference from exhibit 1 to Hollywood Media's Current Report on Form 8-K filed on October 20, 1999.

(5) Incorporated by reference from the exhibit filed with Hollywood Media's Current Report on Form 8-K filed on August 28, 2002.

         (B)  REPORTS ON FORM 8-K:

         Hollywood Media filed a Current Report on Form 8-K on August 28, 2002 disclosing the Exchange Agreement among Hollywood Media Corp., hollywood.com, Inc., Broadway.com, Inc. and Viacom.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HOLLYWOOD MEDIA CORP.

Date:   November 14, 2002          By:      /s/ Mitchell Rubenstein
                                            -------------------------------------------------------------------
                                            Mitchell Rubenstein, Chairman of the Board and Chief Executive
                                            Officer (Principal executive officer)


Date:   November 14, 2002          By:      /s/ Margaret H. Fenton
                                            -------------------------------------------------------------------
                                            Margaret H. Fenton, Vice President of Finance (Principal
                                            accounting officer)

                                 CERTIFICATIONS

I, Mitchell Rubenstein, as Chief Executive Officer of Hollywood Media Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hollywood Media Corp. (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002          By:      /s/ Mitchell Rubenstein
                                            -------------------------------------------------------------
                                            Mitchell Rubenstein, Chairman of the Board and Chief Executive
                                            Officer

                                 CERTIFICATIONS

I, Margaret H. Fenton, as Vice President of Finance of Hollywood Media Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hollywood Media Corp. (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002          By:      /s/ Margaret H. Fenton
                                            ---------------------------------------------
                                            Margaret H. Fenton, Vice President of Finance