Form 10-K
period 2002-12-31
HOLLYWOOD MEDIA CORP
filed 2003-03-31
CIK 912544

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                   -----------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _________________

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

          2255 GLADES ROAD SUITE 221A
              BOCA RATON, FLORIDA                              33431
   ----------------------------------------             -------------------
   (Address of principal executive offices)                 (Zip Code)

                                 (561) 998-8000
                         -------------------------------
                         (Registrant's telephone number)

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained therein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates as of March 28, 2003, based on the last sale price of the common stock on June 28, 2002 as reported by Nasdaq, was $30,833,314. For purposes of this computation, all executive officers, directors, and beneficial owners of 10% or more of the registrant's common stock have been deemed to be affiliates, but such calculation should not be deemed to be an admission that such directors, officers or beneficial owners are, in fact, affiliates of the registrant.

As of March 28, 2003, there were 20,507,809 shares of the registrant's common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None
================================================================================

                              HOLLYWOOD MEDIA CORP.
                                    FORM 10-K
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2002

                                Table of Contents
                                -----------------

FORWARD-LOOKING STATEMENTS................................................... ii

                                     PART I

Item 1.    Business .........................................................  1

Item 2.    Properties ....................................................... 15

Item 3.    Legal Proceedings ................................................ 15

Item 4.    Submission of Matters to a Vote of Securityholders ............... 17

                                     PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters ...................................... 18

Item 6.    Selected Financial Data .......................................... 20

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................ 23

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk ........ 38

Item 8.    Financial Statements and Supplementary Data ...................... 39

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure .............................. 86

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ............... 87

Item 11.   Executive Compensation ........................................... 90

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters ....................... 92

Item 13.   Certain Relationships and Related Transactions ................... 96

Item 14.   Controls and Procedures .......................................... 99

Item 15.   Exhibits, Financial Statements Schedules and Reports on Form 8K ..100

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute "forward-looking statements," within the meaning of federal securities laws. Hollywood Media Corp. ("Hollywood Media") cautions readers that certain important factors may affect Hollywood Media's actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-K or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, "forward-looking statements" are typically phrased using words such as "may," "will," "should," "expect," "plans," "believe," "anticipate," "intend," "could," "estimate," "pro forma" or "continue" or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media's results and the market price of our common stock include, but are not limited to:

         o our continuing operating losses,
         o negative cash flows from operations and accumulated deficit,
         o our limited operating history,
         o the need for additional capital to finance our operations,
         o the need to manage our growth and integrate new businesses into Hollywood Media,
         o our ability to develop strategic relationships,
         o our ability to compete with other companies,
         o technology risks,
         o future government regulation,
         o dependence on our founders, and
         o the volatility of our stock price.

         Hollywood Media is also subject to other risks detailed herein, including those risk factors discussed in the "Risks of Investing in Our Shares" section of "Item 1 - Business", as well as those discussed elsewhere in this Form 10-K or detailed from time to time in Hollywood Media's filings with the Securities and Exchange Commission.

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

                                     PART I

ITEM 1.  BUSINESS.
         ---------

OVERVIEW

         Media Company Focused on Entertainment Industry. Hollywood Media is a leading provider of news, information, data and other content, and ticketing, to consumers and businesses covering the entertainment and media industries. We manage a number of business units focused on the entertainment industry. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway ticket sales, data syndication, subscription fees, content licensing fees, advertising and book development.

         Major Business Divisions of Hollywood Media. The following summary descriptions of our major business divisions are followed by more detailed descriptions of such businesses.

         Data Syndication Divisions.

         Hollywood Media's Data Business is a provider of integrated database information and complementary data services to the entertainment and media industries. The Data Business consists of two divisions: The Source Business, and Baseline/FilmTracker ("Baseline"). The Source Business is comprised of three related lines of business: CinemaSource, EventSource and AdSource. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for over 33,000 movie screens. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and other live performances, sporting events, festivals, fairs and shows. AdSource provides movie exhibitors with directory newspaper advertising services, utilizing theater showtimes data from CinemaSource. Baseline is a database and research service offering specialized information to its subscribing users, which subscribers include movie and TV studios and production companies, distributors, producers, screenwriters, and news organizations. Baseline's film and television database contains motion picture and TV information dating back nearly 100 years, including comprehensive data about film and television productions and entertainment industry professionals.

         Broadway Division.

         Hollywood Media's Broadway Ticketing Division is comprised of Theatre Direct International; Broadway.com and 1-800-BROADWAY (collectively called "Broadway Ticketing"). Broadway Ticketing is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway and in London's West End theatre district. Broadway tickets are also sold online through our Broadway.com website, and by telephone through our 1-800-BROADWAY number.

         Internet Divisions.

         Hollywood Media's Internet Divisions include Hollywood.com, a premier online entertainment destination and movie industry information and services website, and Broadway.com. Hollywood.com generates revenue by selling both advertising on its website as well as subscriptions to its proprietary content. Hollywood.com features in-depth movie information, including movie previews, descriptions and reviews, movie showtimes listings, entertainment news and an extensive multimedia library, and Hollywood.com also provides online ticketing services for movies creating a "one-stop destination" for movie information. In addition to its Broadway ticket sales function, Broadway.com sells advertising and provides show previews and showtimes, show synopses, box office results, cast and crew credits and biographies, and an in-depth Tony Awards(R) area.

         Intellectual Properties Business.

         Our intellectual properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, typically with best-selling authors. Tekno Books has worked with over 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, as well as with numerous media celebrities including Louis Rukeyser and Leonard Nimoy. Hollywood Media is also a 50% partner in NetCo Partners, a partnership that owns Tom Clancy's NetForce. NetCo Partners has licensed to Putnam Berkley the rights to publish Tom Clancy's NetForce books in North America. Each of the published NetForce titles has been on The New York Times Bestseller list.

         MovieTickets.com.

         MovieTickets.com is one of the leading destinations for the purchase of movie tickets through the Internet. MovieTickets.com is an online ticketing service owned by a joint venture formed by Hollywood Media and several major movie exhibitor chains. Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc. MovieTickets.com has been selected by MSN Network, Yahoo!, Lycos Entertainment and several other premier online destinations, as the exclusive provider for online movie ticketing services, and MovieTickets.com has experienced strong growth in ticket sales, with over 8.2 million tickets sold in 2002, an increase of 141% over its ticket sales in 2001.

         Other Business and Financial Information. The following portions of this Business section of this Form 10-K contain more detailed information about our various business units, as well as a discussion of related risks (see "Risks of Investing in Our Shares" below). Additional financial and other important information about Hollywood Media and our businesses is also contained elsewhere in this Form 10-K, including without limitation, the following portions of this Form 10-K: Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations; and Item 8 -- Financial Statements and Supplementary Data (including the Notes to Consolidated Financial Statements contained therein).

         SEC Reports Available on Internet. Hollywood Media makes available free of charge through its internet website, www.hollywood.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Such materials are available on the "investor relations" section of the web site under "Company SEC Filings" (this is a link to the Company's "Real-Time SEC Filings" as provided by Nasdaq on Nasdaq's website at www.nasdaq.com). Hollywood Media is a reporting company under the Securities Exchange Act of 1934, as amended, and files reports and other information with the SEC. Our electronic filings with the SEC (including the above-referenced filings) are available at the SEC's internet website (www.sec.gov). Hollywood Media's internet website and any other website mentioned in this Form 10-K, and the information contained or incorporated therein, are not intended to be incorporated into this Form 10-K.

DATA SYNDICATION DIVISIONS

         Hollywood Media's Data Business is a provider of integrated database information and complementary data services to the entertainment and media industries. The Data Business consists of two divisions, The Source Business and Baseline/FilmTracker.

         The Source Business is comprised of three related lines of business:
CinemaSource, EventSource and AdSource.

         CinemaSource. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for over 33,000 movie screens. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 200 newspapers, wireless companies, Internet sites, and other media outlets, including newspapers such as The New York Times and The Washington Post, wireless companies including Sprint PCS, AT&T Wireless, Cingular Wireless, Verizon and Vindigo, Internet companies including AOL's Moviefone and Digital City, MSN, Yahoo! and Lycos, and other media outlets. CinemaSource also syndicates entertainment news, movie reviews, and celebrity biographies. CinemaSource's data is displayed by its customers in local newspapers, on websites and through cell phone services, to provide moviegoers with information for finding and choosing movies, theaters and showtimes. CinemaSource collects a majority of these movie listings through electronic mediums such as email and FTP files, and collects additional listings through traditional mediums such as faxes and phone calls. Through annual and multi-year contracts, CinemaSource generates recurring revenue from licensing fees paid by its customers.

         EventSource. We launched the EventSource business in 1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and shows, touring companies, community playhouses and dinner theaters throughout North America and in London's West End. The EventSource database contains detailed information for over 12,000 venues, and the EventSource services are monitored by individual city editors specializing in their respective markets. Hollywood Media believes that EventSource is the largest (based on market share), and the only national, compiler and syndicator of detailed information on community and cultural events in North America. EventSource's unique and diversified information is a content source for AOL's Digital City, as to which EventSource entered into an agreement in April 2000 to provide event listings for 200 cities nationwide. In addition to Digital City, other EventSource customers include The New York Times, Vindigo, Earthlink and VoltDelta. Through annual and multi-year contracts, EventSource generates recurring revenues from licensing fees.

         AdSource. We launched AdSource during the first quarter of 2002 as yet another expansion of the CinemaSource operations. AdSource leverages the movie theater showtimes from the CinemaSource data collection systems and our relationship with various movie exhibitors, to provide our movie-exhibitor customers with directory advertising for insertion in newspapers around the country. Our customers include AMC Theatres, a major theater chain that has expanded use of AdSource nationally. The types of ads created by AdSource include the large weekly movie ads typically carried in newspapers, which highlight a particular movie theater where the film is playing and the start times. Through a web-based data system, AdSource is able to create ads using showtimes data from the CinemaSource database, resulting in exhibitor ads that Hollywood Media believes are generally superior in quality and accuracy, in comparison to ads developed by its competitor. These advertisements are delivered to the newspapers in one of several formats, ready for publication.

         Baseline/FilmTracker. Baseline is a comprehensive entertainment database, research service, and application service provider offering information to movie studios, production companies, movie and TV distributors, entertainment agents, managers, producers, screenwriters, news organizations, and financial analysts covering the entertainment industry. Baseline's film and television database contains over 14,000 celebrity biographies, credits for over 125,000 released feature films, television series, miniseries, TV movies and specials dating back nearly 100 years, over 15,000 film and television projects in every stage of development and production, over 1,900 movie reviews, box office grosses dating back nearly 20 years, over 17,000 company rosters and representation/contact information for over 19,000 entertainment professionals. Baseline provides applications that allow entertainment professionals to streamline workflow, increase efficiency, and expand market awareness. Baseline offers its data and application modules on an annual subscription basis, syndicates data to a number of leading information aggregators and publications, and also provides data on a pay per use basis. Baseline's 3,000+ customers include four major movie studios, numerous production companies, law firms, investment banks, news agencies, advertising agencies, consulting firms and other professionals in the entertainment industry. Baseline's customer base includes Bloomberg, Daily Variety, People Magazine, Lexis-Nexis, NBC, HBO, ABC, Paramount Pictures, DreamWorks SKG, Fox Studios, Universal Studios, E! Entertainment Television and the Directors Guild of America. The current Baseline/FilmTracker service resulted from our January 2002 acquisition of FilmTracker from Fountainhead Media Services ("Fountainhead"), a provider of information services in the feature film and television industries. Our previously existing Baseline service was integrated with FilmTracker in the first quarter of 2002, resulting in a combined service that incorporates Baseline's data into FilmTracker's content management system and interface. Since the integration with FilmTracker in the first quarter of 2002, the combined unit has signed multi-year licensing contracts with four major film studios. Pursuant to such acquisition, Fountainhead acquired 20% of the capital stock of our subsidiary that owns Baseline, in return for combining FilmTracker with Baseline and Fountainhead's $2 million promissory note payable to Hollywood Media. See Note 3 -- Acquisitions and Other Capital Transactions, of the Notes to Hollywood Media's Financial Statements in Item 8 of this Form 10-K, for additional information about the transaction pursuant to which FilmTracker was acquired.

BROADWAY TICKETING DIVISION

         Broadway Ticketing: Theatre Direct International ("TDI"); Broadway.com and 1-800-BROADWAY (collectively called "Broadway Ticketing").

         TDI. We acquired TDI as of September 15, 2000. Founded in 1990, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, long running shows off-Broadway, shows in London's West End theatre district and shows in Toronto. TDI sells tickets directly to group buyers including travel agents and tour groups. TDI also manages a marketing cooperative that markets numerous Broadway shows to the travel industry around the world. Recent Broadway shows marketed by this cooperative include Aida, Beauty and the Beast, Cabaret, Chicago, 42nd Street, Harlem Song, Into the Woods, Les Miserables, Mamma Mia!, Oklahoma, Rent, The Graduate, The Lion King, The Phantom of the Opera, Thoroughly Modern Millie, Urinetown and Metamorphoses. In addition, TDI's education division, Broadway Classroom, markets group tickets to schools across the country.

         Broadway.com and 1-800-BROADWAY. We launched Broadway.com on May 1, 2000. Broadway.com features the ability to purchase Broadway, off-Broadway and London's West End theater tickets online. Our 1-800-BROADWAY number, which we acquired in October 2001, is marketed in tandem by us with Broadway.com. TDI's offline ticketing service complements the online ticketing services available on our Broadway.com unit and our ticket sales through our 1-800-BROADWAY number.

         The combined businesses, Broadway Ticketing, provide live theater ticketing and related content for over 200 venues in multiple markets to a customer base consisting of individual consumers, as well as over 40,000 travel agencies, tour operators, corporations and educational institutions, in addition to numerous newspapers and web sites. As a result of the consolidation of these businesses, we believe that Broadway Ticketing is the leading wholesaler of Broadway tickets, based on ticket sales. Broadway Ticketing offers its customers access to virtually all the Broadway theatres. We work with the theatre box offices to obtain tickets and we maintain ticket inventory. Broadway Ticketing is often able to obtain better seats than its competitors, due to its high volume, advance group purchases, and related inventory practices. To assist customers with the important decision of purchasing Broadway show tickets, Broadway Ticketing employs a theatre-knowledgeable sales force that can describe the shows and make recommendations as well as explain the seat locations of a variety of theatres. Some of our competitors' sales personnel are generally not as knowledgeable as our sales force and in some cases are not permitted to make recommendations. We believe that our knowledgeable sales force provides Broadway Ticketing with a marketing advantage over such competitors.

INTERNET DIVISIONS

         Hollywood.com. Hollywood.com is a premier online entertainment destination and movie industry information and services website. Hollywood.com generates revenue by selling both advertising on its website as well as subscriptions to its proprietary content. Hollywood.com features in-depth movie information, including movie descriptions and reviews, movie showtimes listings, entertainment news and an extensive multimedia library containing hundreds of hours of celebrity interviews, premier coverage and behind the scenes footage as well as independent films. Hollywood.com provides premier content and online ticketing services for movies creating a "one-stop destination" for movie information. According to comScore Media Metrix, the number of unique users to Hollywood.com in the U.S. has increased approximately 147% from 16.1 million for 2001 to 39.8 million for 2002. International visitors add approximately 25% to the above user statistics. According to comScore Media Metrix, the user base profile has an age range of 18 to 44 years old with an average age of 31 years and an average annual household income of over $60,000. Some of the largest advertisers who have advertised on Hollywood.com include Disney Studios, New Line Cinema, Sony Studios, General Motors, Universal Studios, Visa, Colgate, HBO, A&E, British Airways, MGM, US Army, AT&T, Chase, Ford, Kodak, Fox and Warner Bros.

         As a result of its relationship with Hollywood Media's Data Business (CinemaSource and Baseline), Hollywood.com has access to a constantly updated database of information related to movies and entertainment. We believe these sources of content provide Hollywood.com with a competitive advantage over other entertainment-related websites that incur significant costs to create content of comparable quality and breadth.

         Hollywood.com has further established its presence in the wireless arena. Through relationships with major carriers (AT&T, Cingular, Sprint, and Verizon), Hollywood.com provides a movie and entertainment destination on a variety of mobile phones.

         Broadway.com. We launched Broadway.com on May 1, 2000. Broadway.com features: the ability to purchase Broadway, off-Broadway and London's West End theater tickets online; theater showtimes; the latest theater news; interviews with stage actors and playwrights; opening-night coverage; original theater reviews; and video excerpts from selected shows. Broadway.com also offers current box office results, show synopses, cast and crew credits and biographies, digitized show previews, digitized showtunes, and an in-depth Tony Awards(R) area. Broadway.com generates revenue from the sale of both tickets and advertising, with its principal business purpose being to generate ticket sales.

         Cable Network Initiatives. To further leverage our base of proprietary content, Hollywood Media launched two interactive digital cable television channels in 2002: "Totally Hollywood TV" and "Totally Broadway TV." Both cable channels utilize existing Hollywood Media content and are designed for distribution on digital tiers of cable TV systems. The cable TV channels complement Hollywood Media's existing business units. Totally Broadway TV and Totally Hollywood TV offer audiences interactive entertainment and information, with on-demand video content including premiers, movie previews, reviews, behind-the-scenes footage, interviews and more, as well as up-to-date showtimes for the latest movies and current Broadway shows. Both networks use Hollywood Media's content, news and information covering the entertainment industry, and were available initially to Cablevision System Corporation's iO: Interactive OptimumSM subscribers in the Long Island, Warwick Valley, New York, and Morris County, New Jersey, markets. During the fourth quarter of 2002, Hollywood Media Corp. extended its cable television initiative to a second major cable operator, Cox Communications. Cox added Totally Hollywood TV to the FreeZone area of its video-on-demand service in the San Diego, California market. Subscribers to Cox Cable San Diego's digital TV service are now able to view on Totally Hollywood TV, movie previews and related content for the newest movies in theaters.

INTELLECTUAL PROPERTIES BUSINESS

         Book Development and Book Licensing. Our intellectual properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, typically with best-selling authors. Tekno Books has worked with over 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and has also worked with numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 100 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin's Press (Holtzbrink of Germany), Warner Books (AOL Time Warner) and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, New Line Cinema, CBS Television, DC Comics (AOL Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 1,440 books that have been published. Another 2,950 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno's books have been finalists for, or winners of, over 100 awards, including the The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance). Tekno Books' current backlog and anticipated books for future publishing include more than 270 books under contract or in final negotiations, including at over 70 books by New York Times best-selling authors. We are expanding into one of the largest areas of publishing, which is romance fiction, and one of the fastest growing areas of publishing, which is the Christian book market. In January 2003, Tekno Books was engaged to create two new spin-off series based on the best-selling Left Behind series. The Chief Executive Officer and founder of Tekno Books, Dr. Martin H. Greenberg, is also a director of Hollywood Media and owner of the remaining 49% interest in Tekno Books.

         Intellectual Properties. Our intellectual properties division also owns the exclusive rights to intellectual properties that are complete stories and ideas for stories, created by best-selling authors and media celebrities. Some examples of our intellectual properties are Anne McCaffrey's Acorna the Unicorn Girl, Leonard Nimoy's Primortals, and Mickey Spillane's Mike Danger. We license rights to our intellectual properties for use by licensees in developing projects in various media forms. We generally obtain the exclusive rights to the intellectual properties and the right to use the creator's name in the titles of the intellectual properties (e.g., Mickey Spillane's Mike Danger and Leonard Nimoy's Primortals).

         NetCo Partners. In June 1995, Hollywood Media and C.P. Group Inc. ("C.P. Group"), entered into an agreement to form NetCo Partners. NetCo Partners owns Tom Clancy's NetForce. Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy is a shareholder of C.P. Group. At the inception of the partnership, C.P. Group contributed to NetCo Partners all rights to Tom Clancy's NetForce, and Hollywood Media contributed to NetCo Partners all rights to Tad Williams' MirrorWorld, Arthur C. Clarke's Worlds of Alexander, Neil Gaiman's Lifers, and Anne McCaffrey's Saraband. In 1997, NetCo Partners licensed to Putnam Berkley the rights to publish the first six Tom Clancy's NetForce books in North America for advance payments of $14 million. This agreement was subsequently renewed in December 2001 for four more books with guaranteed advances for North American book rights of $2 million per book for the first two books with the amount of the advance payable as to the next two books to be negotiated at a later date. Each of the published titles has been on The New York Times Bestseller list. The first book in the series was adapted as a 4-hour mini-series on ABC. NetForce books have so far been published in mass market paperback format with the potential to produce forthcoming books in the higher priced hard cover format. NetCo owns all rights in all media to the NetForce property including film, television, video and games. NetCo licenses NetForce book rights to publishers in various foreign countries. Through its interest in NetCo Partners, Hollywood Media receives distributions of its share of proceeds generated from the rights to the NetForce series.

MOVIETICKETS.COM

         MovieTickets.com is one of the three leading destinations for the purchase of movie tickets through the Internet; our two competitors (other than some theatres that may conduct their own internet ticket sales) are Fandango and AOL Moviefone. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theatre exhibitors. Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Equity in Earnings of Investments, for additional information about our equity interest in MovieTickets.com, Inc. MovieTickets.com, Inc. entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a five percent interest in MovieTickets.com, Inc. for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in most participating exhibitors' movie screens. In March 2001, AOL purchased a non-interest bearing convertible preferred equity interest in MovieTickets.com, Inc. for $8.5 million in cash, which can be converted into approximately 3% of the common stock of MovieTickets.com, Inc. In connection with that transaction, MovieTickets.com's ticket inventory is promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone is available through MovieTickets.com. MovieTickets.com has been selected by MSN Network, Yahoo!, Lycos Entertainment and several other premier online destinations, as the exclusive provider for online movie ticketing services. MovieTickets.com continues to experience strong growth in ticket sales, with over 8.2 million tickets sold in 2002, an increase of 141% over its ticket sales in 2001, resulting in a 157% increase in revenue. Total unique viewers to MovieTickets.com during 2002, as reported by comScore Media Metrix, increased 120% over 2001.

         MovieTickets.com, Inc.'s current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., Hoyts Cinemas, Marcus Theaters, Consolidated Theaters, Crown Theatres, Cinema World and Rave Motion Pictures. Colorado Cinemas, Metropolitan Theatres, and Warren Theatres are in the process of being launched on MovieTickets.com. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 100 grossing theaters in North America. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at participating theaters. The web site contains movie content from Hollywood Media's various divisions for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket.

EMPLOYEES

         At March 28, 2003, Hollywood Media employed approximately 218 full-time employees. Of our 218 employees, 87 employees are engaged in our data syndication and licensing business divisions conducted through the Source Business and Baseline/FilmTracker, 67 employees are engaged in our Broadway Ticketing division, 23 employees are engaged in the development, production and selling and marketing of Hollywood.com and our other web sites, 4 employees are engaged in our intellectual properties division, 3 employees are engaged in our cable TV business, and 34 are corporate, technology and administrative employees. None of the employees are represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

RISKS OF INVESTING IN OUR SHARES

         Investments in our capital stock are speculative and involve a high degree of risk. Investors should carefully consider the following matters, as well as the other information in this Form 10-K.

         WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE ANTICIPATE FURTHER LOSSES IN THE FUTURE AND OUR OPERATING RESULTS COULD FLUCTUATE SIGNIFICANTLY ON A QUARTERLY AND ANNUAL BASIS.

         We have incurred significant losses since we began doing business. In the years ended December 31, 2002 and 2001 we had net losses of approximately $81.6 million and $41.8 million, respectively. As of December 31, 2002, we had an accumulated deficit of approximately $236.2 million. We may incur additional losses while we continue to grow our businesses. Our future success will depend on the continued growth in our various businesses, and our ability to generate ticketing, licensing, syndication and advertising revenues.

         In addition, our operating results may fluctuate significantly in the future as a result of a variety of factors, including:

         o seasonal variations in the demand for Broadway tickets and resulting variations in our revenue from Broadway ticket sales;
         o our ability to sell advertisements to be displayed on our web sites;
         o seasonal trends in Internet usage and Internet sales and advertising placements;
         o our ability to enter into or renew strategic relationships and agreements with popular media and entertainment organizations, web sites and authors;
         o the amount and timing of our marketing expenditures and other costs relating to the expansion of our operations;
         o new products, web sites or Internet services introduced by us or our competitors; and
         o technical difficulties, security concerns or system downtime affecting the Internet generally or the operation of our web sites in particular.

         As a result, our operating results for any particular period may not accurately predict our future operating results.

           WE MAY NOT ABLE TO COMPETE SUCCESSFULLY.

         Ticketing Businesses. The market for ticketing services and products is intensely competitive and rapidly changing. The number of telephone services, online services, wireless services and web sites competing for consumers' attention and spending has proliferated and we expect that competition will continue to intensify. We compete, directly and indirectly, for customers, advertisers, members and content providers with the following categories of companies:

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

         Internet Businesses. The market for Internet services and products is intensely competitive and rapidly changing. Competition could result in reduced traffic to our web sites, price reductions for content that we syndicate and advertising that we offer, a decline in product sales, reduced margins or loss of market share, any of which could cause a material decrease in our revenues. We compete, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:

         o online services or web sites targeted to entertainment enthusiasts, particularly moviegoers and theatergoers, such as IMDb.com and Playbill.com;

         o publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to movie enthusiasts, many of which have established or may establish web sites, such as Eonline.com;
         o traditional movie and entertainment organizations and vendors or entertainment merchandise and products, including conventional retail stores and catalog retailers, many of which have established web sites, including Disney and Warner Bros.;
         o general purpose consumer online services such as AOL, Yahoo!, and MSN, each of which provides access to movie-related information and services; and
         o web search and retrieval and other online services, such as Yahoo!, Lycos and other high-traffic web sites.

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

         WE MAY REQUIRE ADDITIONAL CAPITAL TO FINANCE OUR OPERATIONS AND THERE CAN BE NO ASSURANCE THAT ADDITIONAL FINANCING WILL BE AVAILABLE; ADDITIONAL CAPITAL COULD BE DIFFICULT TO OBTAIN AT ATTRACTIVE PRICES AND COULD CAUSE US TO ENGAGE IN FINANCING TRANSACTIONS THAT ADVERSELY AFFECT OUR STOCK PRICE.

         We have required substantial financing to fund our acquisitions and growth since our inception. We may continue to require additional financing for various purposes including funding for our growth plans, for capital investments and for working capital. Our long-term financial success depends on our ability to generate enough revenue and cash flow to offset operating expenses. To the extent we do not generate sufficient revenues and cash flow to offset expenses we will require further financing to fund our ongoing operations. We cannot assure you that any additional financing will be available or if available, that it will be on favorable terms. The terms of any financing that we enter into will vary depending on many factors including, among other things, our then current financial condition, the market price of our common stock and the number of outstanding options and warrants to purchase our common stock and the exercise price of those options and warrants. We may raise additional capital through public or private offerings of equity securities or debt financings. Our issuance of additional equity securities could cause dilution to holders of our common stock and may adversely affect the market price of our common stock. The incurrence of additional debt could increase our interest expense and other debt service obligations and could result in the imposition of covenants that restrict our operational and financial flexibility. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Our inability to protect our HOLLYWOOD.COM and BROADWAY.COM marks and other marks adequately could impair our ability to maintain and expand such brands and thus impair our ability to generate revenue from these brands.

         Intellectual Properties Business. Hollywood Media has applied for trademark and copyright protection for each of its major intellectual property titles. Hollywood Media currently has approximately 40 U.S. registered trademarks and one pending trademark application related to this business, and Netco Partners currently has 5 U.S. registered trademarks and 4 pending trademark applications. As Hollywood Media's properties are developed, Hollywood Media intends to apply for further trademark and copyright protection in the United States and certain foreign countries.

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

         WE MUST MANAGE OUR GROWTH IN ORDER TO ACHIEVE THE DESIRED RESULTS.

         We have significantly expanded our syndication, Internet and ticketing operations over the past four years through our acquisitions of the businesses of hollywood.com, Inc., CinemaSource, Inc., Baseline II, Inc., BroadwayTheater.com, Inc., Theatre Direct NY, Inc. and FilmTracker and through the launch of Broadway.com and MovieTickets.com. We plan to continue to expand our operations and market presence by entering into joint ventures, acquisitions, business combinations, investments, or other strategic alliances. These transactions create risks such as:

         o problems retaining key technical and managerial personnel;

         o the availability of financing to make acquisitions;

         o additional expenses of acquired businesses; and

         o the inability to maintain relationships with the customers or other business partners of acquired businesses.

         We may not succeed in addressing these risks if we are not able to adequately develop or increase our management, operational and financial resources and systems. To the extent that we are unable to identify and successfully integrate future ventures into our operations, our growth strategy may not be successful and our stock price could decrease.

         WE ARE DEPENDENT ON OUR ABILITY TO DEVELOP STRATEGIC RELATIONSHIPS WITH MEDIA AND ENTERTAINMENT ORGANIZATIONS AND BEST-SELLING AUTHORS.

         The success of our operations is dependent in part on our ability to enter into and renew strategic relationships and agreements with other media organizations. Our intellectual property division is dependent on our ability to identify, attract and retain best-selling authors and media celebrities who create our intellectual properties. Our business could be harmed by the loss of the services of Dr. Martin H. Greenberg, who has been primarily responsible for developing relationships with the best-selling authors who create our intellectual properties. Dr. Greenberg owns the remaining 49% interest in Tekno Books through which we operate our intellectual properties division. Although many of the authors with whom we have relationships are bound to multiple book contracts, our ability to renew these contracts or enter into contracts with new authors would be impaired without the services of Dr. Greenberg.

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

         WE MAY NOT BE ABLE TO ADAPT AS TECHNOLOGIES AND CUSTOMER EXPECTATIONS CONTINUE TO EVOLVE.

         To be successful, we must adapt to rapidly changing technologies by continually enhancing our web sites and ticketing services and introducing new services to address our customers' changing expectations. We must evaluate and implement new technologies that are available in the marketplace or risk that our customers will not continue using our services. Examples of new technologies that we are currently implementing or evaluating include those related to streaming and downloading of audio and video content on our web sites, delivery of content over wireless devices and the convergence of cable television, satellite and Internet services and delivery systems. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to changes affecting providers of content and services through the Internet. Our customer base and thus our revenues could decrease if we cannot adapt to these changes.

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

         OUR STOCK PRICE IS VOLATILE.

         The trading price of our common stock has and may continue to fluctuate significantly. During the 12 months ended December 31, 2002, the trading price for our common stock on the Nasdaq Stock Market ranged from $6.63 to $0.72 per share. Our stock price may fluctuate in response to a number of events and factors, such as our quarterly operating results, announcements of new products or services, announcements of mergers, acquisitions, strategic alliances, or divestitures and other factors, including similar announcements by other companies that investors may consider to be comparable to us. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the companies. These broad market and industry fluctuations may cause the market price of our stock to decrease, regardless of our operating performance.

         FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

         Future sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect prevailing market prices of our common stock and could impair our ability to raise capital through future offerings of equity securities. We may issue additional shares of common stock in connection with future financings, acquisitions or other transactions, or pursuant to outstanding stock options, warrants and other convertible securities, and we plan to issue additional stock options from time to time to our employees and directors. We are generally unable to estimate or predict the amount, timing or nature of future issuances or public sales of our common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. In addition, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

         OTHER ECONOMIC FACTORS MAY ADVERSELY AFFECT OUR FUTURE RESULTS OR THE MARKET PRICE OF OUR STOCK (INCLUDING RECESSION, WAR, TERRORISM).

         We operate in a rapidly changing economic and technological environment that presents numerous risks. Many of these risks are beyond our control and are driven by factors that we cannot predict. Economic recession, war, terrorism, international incidents, labor strikes and disputes, and other negative economic conditions may cause damage or disruption to our facilities, information systems, vendors, employees, customers and/or website traffic, which could adversely impact our revenues and results of operations, and stock price.

         WE MAY BE LIABLE FOR THE CONTENT WE MAKE AVAILABLE ON THE INTERNET BY OTHER PUBLICATIONS.

         There is risk that we could become subject to various types of legal claims relating to the content we make available on our web sites or the downloading and distribution of such content, as well as our books and other publications, including claims such as defamation, invasion of privacy and copyright infringement. Although we carry liability insurance that covers some types of claims to a limited extent, our insurance may not cover all potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

ITEM  2.  PROPERTIES.
          -----------

         Hollywood Media leases office space in Florida, California, Connecticut, Wisconsin and New York. The general terms of the leases for each of these locations are as follows:

                                                Current
          Location            Square Feet     Monthly Rent     Expiration Date
          --------            -----------     ------------     ---------------
   Corporate Headquarters         10,820         $16,230       October 31, 2006
       Boca Raton, FL

        CinemaSource,             11,475         $19,603      September 30, 2008
        EventSource,
          AdSource
       Ridgefield, CT

Theatre Direct International,      3,250         $ 8,125        March 31, 2009
      Broadway.com and               710         $ 2,130      November 30, 2003
       1-800-BROADWAY                350         $ 1,050        March 31, 2004
        New York, NY               2,880         $ 7,920       August 31, 2005

    Baseline/FilmTracker           5,765         $12,683         June 30, 2007
      Santa Monica, CA

         Tekno Books               2,025         $ 1,441        Month to Month
        Green Bay, WI                463         $   350        Month to Month

         Baseline(1)               8,500         $24,778       October 31, 2010
        New York, NY

----------

(1) In April 2002, we consolidated the operations of our New York Baseline operations into the Baseline/FilmTracker space and operations in Santa Monica, CA. The space previously occupied by Baseline in New York is no longer occupied by Hollywood Media and portions are being subleased from time to time under short-term subleases to film production companies and other tenants.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

         Water Garden Company LLC, as Plaintiff, v. Hollywood Media Corp., a Florida corporation; hollywood.com, Inc., a California corporation (and subsidiary of Hollywood Media Corp.); and The Tribune Company (as successor in interest to the Times Mirror Company), as Defendants; filed July 16, 2001 in the Superior Court of the State of California for the County of Los Angeles. Water Garden Company LLC filed suit against Hollywood Media, its subsidiary, hollywood.com, Inc., and The Tribune Company, among others, claiming damages as a result of alleged defaults by hollywood.com, Inc. under a lease for office space entered into by hollywood.com, Inc., as lessee, and Water Garden Company LLC, as lessor. The stated lease term is from January 1999 through December 2003. The Tribune Company guaranteed hollywood.com, Inc.'s lease obligations. Hollywood Media has certain contractual indemnification obligations to The Tribune Company relating to The Tribune Company's guaranty of the lease. The claims against Hollywood Media, but not hollywood.com, Inc., have been dismissed.

         On March 25, 2003, the court in this action (the "Water Garden Lawsuit") issued its Ruling on Motion for Summary Judgment and Summary Adjudication, in which it granted, before trial, the motion of plaintiff for summary judgment against defendants hollywood.com, Inc. and The Tribune Company. This Ruling will likely result in entry of a money judgment in the Water Garden

Lawsuit against hollywood.com, Inc. and The Tribune Company, jointly and severally, of approximately $1,060,000, together with additional amounts for litigation costs and attorneys' fees. Interest would accrue on any judgment at the rate of ten percent per annum until paid. Based on the advice of our outside legal counsel, we believe that hollywood.com, Inc. has meritorious grounds for appeal, and a reasonable possibility exists of the appellate court reversing the trial court's summary judgment ruling.

         In the event that an appeal is taken in the Water Garden Lawsuit, it is not possible at this time to estimate the probability of a favorable or unfavorable outcome of such an appeal, and accordingly we cannot and do not provide any such evaluation. If an appeal were taken and the appeal were successful, it is probable that the matter would then be remanded to the trial court for trial.

         The anticipated judgment in the Water Garden Lawsuit will be for rent accrued under the lease through the date of the judgment, however, the facial termination date of the lease is December 31, 2003. Accordingly, it is probable that the plaintiff in the Water Garden Lawsuit will file one or more subsequent actions against hollywood.com, Inc. and Tribune Company claiming additional amounts representing rent allegedly accruing after the date of the judgment through December 31, 2003, together with litigation costs and attorneys fees.

         Hollywood Media believes that hollywood.com, Inc. has valid grounds for appeal and defenses to such claims. Recognizing that the ultimate outcome of this case is uncertain, Hollywood Media has accrued on its books, as of December 31, 2002, an amount which it believes is adequate to account for potential liability for this matter, and we will continue to evaluate the matter as the litigation process proceeds.

         In addition to the legal proceedings described above, Hollywood Media is a party to various other legal proceedings including matters arising in the ordinary course of business. Hollywood Media does not expect such other legal proceedings to have a material adverse impact on Hollywood Media's financial condition or results of operations, however, there can be no assurance that such other matters, if determined adversely, will not have an adverse effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
         ---------------------------------------------------

         Hollywood Media held its annual meeting of shareholders on December 11, 2002. The following describes the matters voted upon at the annual meeting and the number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if any, with respect to each matter:

         A.       Election of Directors

                  NOMINEE                     VOTES FOR      VOTES WITHHELD
                  -------                     ---------      --------------
                  Mitchell Rubenstein         13,837,223       1,304,660
                  Laurie S. Silvers           13,837,223       1,304,660
                  Dr. Martin H. Greenberg     13,837,223       1,304,660
                  Harry T. Hoffman            15,065,539          76,344
                  Robert E. McAllan           15,127,839          14,044
                  Deborah J. Simon            15,065,539          76,344

         B. Ratification of the selection of Ernst & Young LLP as Hollywood Media's independent public accountants for the year ending December 31, 2002.

                                                VOTES           PERCENTAGE
                                                -----           ----------
                  For                        15,132,340            73%
                  Against                         5,560         Less than 1%
                  Abstain                         3,983         Less than 1%

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

                                                      HIGH                 LOW
                                                      ----                 ---
         2002

         First Quarter                               $ 6.63               $ 4.55
         Second Quarter............................. $ 5.02               $ 1.55
         Third Quarter                               $ 2.21               $ 1.01
         Fourth Quarter............................. $ 1.97               $ 0.72

         2001

         First Quarter                               $ 7.00               $ 3.12
         Second Quarter............................. $ 6.80               $ 3.50
         Third Quarter                               $ 6.23               $ 3.07
         Fourth Quarter............................. $ 6.59               $ 2.79

         HOLDERS OF COMMON STOCK

         As of March 27, 2003, there were 215 record holders of Hollywood Media's common stock.

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

         RECENT SALES OF UNREGISTERED SECURITIES

         The following securities were issued by Hollywood Media during the quarter ended December 31, 2002, in transactions that were not registered under the Securities Act of 1933.

         On October 3, 2002, Hollywood Media issued 52,896 shares of common stock valued at $63,518 to holders of its Convertible Debentures pursuant to the terms thereof, in payment for interest due for the period July 1, 2002 to September 30, 2002.

         On October 15, 2002, Hollywood Media issued 12,594 shares of common stock valued at $15,123 to a holder of its Convertible Debentures pursuant to the terms thereof, in payment for interest due for the period July 1, 2002 to September 30, 2002.

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

                                                                       YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------------------
                                             2002              2001             2000             1999             1998
                                         -------------    -------------    -------------    -------------    -------------
STATEMENT OF OPERATIONS DATA:
Net revenues:
     Ticketing                           $  45,817,781    $  36,038,031    $  12,278,008    $          --    $          --
     Other                                  12,419,490       14,116,770       17,239,497       10,106,111       11,126,516
                                         -------------    -------------    -------------    -------------    -------------
     Total net revenues                     58,237,271       50,154,801       29,517,505       10,106,111       11,126,516
                                         -------------    -------------    -------------    -------------    -------------
Cost of revenues:
     Ticketing                           $  39,485,987    $  30,686,557    $  10,936,025    $          --    $          --
     Other                                   1,571,274        1,634,092        3,600,089        3,572,832        5,987,383
                                         -------------    -------------    -------------    -------------    -------------
     Total cost of revenues                 41,057,261       32,320,649       14,536,114        3,572,832        5,987,383
                                         -------------    -------------    -------------    -------------    -------------
                 Gross margin               17,180,010       17,834,152       14,981,391        6,533,279        5,139,133
                                         -------------    -------------    -------------    -------------    -------------
Operating Expenses:
     General and administrative              7,641,577        7,241,687       10,948,417        8,227,022        5,196,364
     Selling and marketing                   2,027,161        4,348,183        9,593,871        5,074,568        2,566,702
     Salaries and benefits                  15,180,936       12,534,524       11,810,803        5,916,024        4,151,725
     Amortization of CBS advertising        11,251,566       27,822,802       24,244,647        2,344,950               --
     Impairment Loss - CBS advertising      57,274,680               --               --               --               --
     Write-off prepaid trade credits           655,500               --               --               --               --
     Depreciation and amortization           3,074,614        8,886,350       11,098,537        5,331,067        1,108,411
     Provision for closed stores and
      lease termination costs                  (14,644)        (247,657)         233,763        4,551,094        1,121,028
                                         -------------    -------------    -------------    -------------    -------------
Total operating expenses                    97,091,390       60,585,889       67,930,038       31,444,725       14,144,230
                                         -------------    -------------    -------------    -------------    -------------
                Operating loss             (79,911,380)     (42,751,737)     (52,948,647)     (24,911,446)      (9,005,097)

Equity in earnings of investments              550,238        1,470,392        1,906,132        1,188,142          877,549
Interest expense                            (1,294,643)        (260,220)        (430,377)        (673,292)        (824,967)
Interest income                                 21,764          115,931           90,855          109,383            6,118
Other income (expense) net                    (250,566)         (94,403)         (54,434)          (3,440)          42,989
Minority Interest                             (665,529)        (309,868)        (411,029)        (366,371)        (347,081)
Deferred tax (expense) benefit                      --               --               --               --       (1,407,600)
                                         -------------    -------------    -------------    -------------    -------------
               Net loss                  $ (81,550,116)   $ (41,829,905)   $ (51,847,500)   $ (24,657,024)   $ (10,658,089)
                                         =============    =============    =============    =============    =============
Net loss per share - basic and diluted   $       (3.18)   $       (1.61)   $       (2.23)   $       (2.01)   $       (1.47)
                                         =============    =============    =============    =============    =============
Weighted average common and common
      equivalent shares outstanding -
      basic and diluted                     25,679,706       26,056,911       23,270,862       12,310,195        7,456,651
                                         =============    =============    =============    =============    =============

                                                                            DECEMBER 31,
                                         ---------------------------------------------------------------------------------
                                             2002              2001             2000             1999             1998
                                         -------------    -------------    -------------    -------------    -------------
BALANCE SHEET DATA:
Cash and cash equivalents                $   2,342,238    $   1,980,966    $   1,911,224    $   2,475,345    $     729,334
Working capital (deficit)                     (676,219)      10,307,769       14,871,414       (4,817,879)      (1,407,449)
Total assets                                62,068,657      143,370,219      169,278,082       62,482,825        8,569,821
Capital lease obligations, less
 current portion                               238,546          458,390          721,521          995,213        1,741,062
Preferred stock                                     --               --               --               --        6,152,261
Total shareholders' equity                  41,292,505      127,171,496      158,693,890       49,498,786        1,523,435

         NOTES:
         ------

         We completed a total of five acquisitions in 1999 and 2000 (hollywood.com, CinemaSource, Baseline, BroadwayTheater.com and TDI), one acquisition in 2001 (AlwaysI), as well as the closure of two of our business segments (e-commerce and retail), and completed the merger of Baseline Inc. with FilmTracker in 2002. All of these activities have impacted the comparability of our selected financial data presented above.

         The acquisitions were accounted for under the purchase method of accounting, and accordingly, their operating results have been included in Hollywood Media's consolidated financial statements since the respective dates of acquisition.

         o On August 28, 2002, Hollywood Media Corp. entered into an Exchange Agreement with Viacom Inc. pursuant to which, Viacom reconveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media's common stock, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. Under the Exchange Agreement, Viacom also paid Hollywood Media $2.0 million in cash, and Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties for use through December 31, 2003.

           This Exchange Agreement terminated various agreements with CBS, completed on January 3, 2000, providing for the issuance to CBS of 6,672,031 shares of our common stock and a warrant to acquire 1,178,892 shares of common stock in exchange for $100 million of CBS advertising, promotion and content over seven years across its full range of media properties and $5.3 million in cash. As a result of the Exchange Agreement, in August 2002 we recorded an aggregate impairment loss of $57,274,680. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Amortization of CBS Advertising and Impairment Loss Relating to CBS Advertising.

         o On January 14, 2002, Fountainhead Media Services acquired a 20% equity interest in Baseline, Inc., a wholly owned subsidiary of Hollywood Media. Consideration consisted of a $2 million promissory note payable to Hollywood Media and the contribution by Fountainhead Media of its FilmTracker database, intellectual property rights, all existing contracts and its content management system with a stated value of $2 million. Our Baseline service was integrated with FilmTracker, resulting in a combined service incorporating Baseline's data with FilmTracker's content management system and interface.

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

         o On September 15, 2000, we acquired the capital stock of Theatre Direct NY, Inc. (TDI), a wholesaler to groups of Broadway, Off-Broadway and London Theater tickets.

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

         o On May 20, 1999, we acquired the capital stock of hollywood.com, Inc.

         o On May 18, 1999, we acquired the assets of CinemaSource, Inc., a business to business company that licenses movie showtimes and other related information to newspapers, Internet companies, wireless companies and other media outlets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ---------------------------------------------------------------

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

         We were incorporated in 1993 and our business initially consisted of the development, licensing and publishing of intellectual properties, and the operation of entertainment-related retail stores. During 1997 we ceased operations of a major portion of the publishing part of our intellectual property business (although we continue to develop and license intellectual property) and during 1998 and 1999 we phased out all of our retail stores in order to concentrate our resources on the development of a movie vertical focused on providing movie data to businesses and operating consumer sites. We expanded our organization further in 2000 by adding a ticketing vertical providing Broadway ticketing services to businesses and consumers. A vertical is multiple units which have complimentary operations in the same general type of business. We also continue to own an intellectual property business including Tekno Books (in which we own 51% and consolidate into our results of operations) and NetCo Partners (in which we own 50% and account for under the equity method of accounting).

         Since 1998, we have significantly expanded our business through acquisitions of other entertainment-related businesses and the development of strategic relationships with media companies.

         o On May 18, 1999, we purchased substantially all of the assets of CinemaSource, Inc., a business to business company that licenses movie showtimes and other movie-related information.

         o On May 20, 1999, we acquired hollywood.com, Inc.

         o On August 31, 1999, we purchased substantially all of the motion picture-related data assets of Paul Kagan Associates, Inc., including Baseline, a pay-per-use movie database web site, and several movie-related professional publications.

         o Effective January 3, 2000, we completed agreements with CBS providing for the issuance to CBS of 6,672,031 shares of our common stock in exchange for $100 million of stated value of CBS advertising, promotion and content over seven years across its full range of media properties, valued at $130 million, and $5.3 million in cash. On March 28, 2000, CBS exercised a warrant to acquire 1,178,892 shares of our common stock by delivering $5.5 million in cash plus $5.5 million in additional CBS advertising. In August 2002, these agreements were terminated and such shares were reacquired by Hollywood Media pursuant to an Exchange Agreement with Viacom, resulting in the recording of a $57,274,680 impairment loss. See "Amortization of CBS Advertisng and Impairment Loss Related to CBS Advertising" below.

         o On May 1, 2000, we launched Broadway.com and we acquired substantially all the assets of BroadwayTheater.com, Inc. which sells theater tickets online predominately for Broadway, off-Broadway and London's West End. We simultaneously consolidated BroadwayTheater.com into Broadway.com.

         o Effective September 15, 2000, we acquired TDI, a ticketing wholesaler of Broadway, off-Broadway and London theater tickets to businesses, including travel agencies and tour operators, groups, individuals, and educational institutions.

         o On July 27, 2001, we acquired the assets of Always Independent Entertainment Corp. ("AlwaysI"), which offers independent films to subscribers over the Internet and licenses films to third parties.

         o On October 19, 2001, we acquired 1-800-BROADWAY which we use to sell Broadway tickets through Broadway.com.

         o On January 14, 2002, Fountainhead Media Services acquired a 20% equity interest in Baseline, Inc., a wholly owned subsidiary of Hollywood Media. Consideration consisted of a $2 million promissory note payable to Hollywood Media and the contribution by Fountainhead Media of its FilmTracker database, intellectual property rights, all existing contracts and content management system with a stated value of $2 million. Our Baseline service was integrated with FilmTracker, resulting in a combined service incorporating Baseline's data with FilmTracker's content management system and interface.

         o In January 2002, we launched AdSource as yet another expansion of the CinemaSource operations. AdSource leverages the movie theater showtimes from the CinemaSource data collection systems and our relationship with various exhibitors creating exhibitor paid ads for insertion in newspapers around the country.

         o In July 2002 we launched two new digital cable television channels, "Totally Hollywood TV" and "Totally Broadway TV." The digital cable TV networks provide on demand video content and up-to-date showtimes for the latest box office movies and current Broadway shows.

         o On August 28, 2002, Hollywood Media Corp. entered into an Exchange Agreement with Viacom Inc. pursuant to which, Viacom reconveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media's common stock, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. Under the Exchange Agreement, Viacom also paid Hollywood Media $2.0 million in cash, and Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties for use through December 31, 2003. This Exchange Agreement terminated various agreements with CBS, completed in January 3, 2000 as detailed above.

         These changes to our business have affected our results of operations and financial condition. Historically, we generated revenues from our intellectual properties business and our entertainment retail operations. Following the closure of our retail stores by the end of 1999 and expansion of our business through acquisitions, we currently rely on our data business syndication operations, Broadway and movie ticketing operations and advertising sales along with our existing intellectual properties business to generate revenues for the foreseeable future.

         The growth of our data syndication, ticketing and Internet ad sales operations has required substantial financing and may require additional financing to fund our growth plan and for working capital. Our operating plans and assumptions indicate that anticipated cash flows when combined with other potential sources of capital, will be sufficient to meet our working capital requirements for the year 2003. In the event that we require additional funding and cannot secure additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $5 million through May 21, 2003, and from that date through January 1, 2004 such commitment is reduced to an amount not to exceed $3.5 million. This commitment will be reduced dollar for dollar to the extent that Hollywood Media generates cash from financings, operational cash flow or a sale of a division or subsidiary of Hollywood Media Corp. This commitment terminates on January 1, 2004. If plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our operations. Our long-term financial success depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations.

         The following discussion and analysis should be read in conjunction with Hollywood Media's Consolidated Financial Statements and the notes thereto included in Item 8 of Part II of this report.

RESULTS OF OPERATIONS

         Year ended December 31, 2002 ("fiscal 2002") as compared to the Year ended December 31, 2001 ("fiscal 2001") and year ended December 31, 2000 ("fiscal 2000").

         The following table summarizes Hollywood Media's net revenues, cost of revenues, and gross margin by reportable segment for fiscal 2002, 2001 and 2000, respectively:

                                               INTERNET AD
                    BROADWAY        DATA        SALES AND    INTELLECTUAL       E-
                    TICKETING     BUSINESS        OTHER     PROPERTIES (a)   COMMERCE        RETAIL        TOTAL
                   -----------   -----------   -----------  -------------- -----------    -----------    -----------
FISCAL 2002
-----------

Net revenues       $45,817,781   $ 6,195,015   $ 3,828,338   $ 2,396,137   $        --    $        --    $58,237,271
Cost of revenues    39,485,987       268,508       409,888       892,878            --             --     41,057,261
                   -----------   -----------   -----------   -----------   -----------    -----------    -----------
Gross margin       $ 6,331,794   $ 5,926,507   $ 3,418,450   $ 1,503,259   $        --    $        --    $17,180,010
                   ===========   ===========   ===========   ===========   ===========    ===========    ===========

FISCAL 2001
-----------

Net revenues       $36,038,031   $ 5,843,764   $ 6,434,237   $ 1,823,270   $    15,499    $        --    $50,154,801
Cost of revenues    30,686,557       288,976       303,884     1,006,781        25,895          8,556     32,320,649
                   -----------   -----------   -----------   -----------   -----------    -----------    -----------
Gross margin       $ 5,351,474   $ 5,554,788   $ 6,130,353   $   816,489   $   (10,396)   $    (8,556)   $17,834,152
                   ===========   ===========   ===========   ===========   ===========    ===========    ===========

FISCAL 2000
-----------

Net revenues       $12,278,008   $ 5,442,309   $ 8,777,397   $ 1,998,091   $   987,181    $    34,519    $29,517,505
Cost of revenues    10,936,025       270,806       791,770     1,125,815     1,146,007        265,691     14,536,114
                   -----------   -----------   -----------   -----------   -----------    -----------    -----------
Gross margin       $ 1,341,983   $ 5,171,503   $ 7,985,627   $   872,276   $  (158,826)   $  (231,172)   $14,981,391
                   ===========   ===========   ===========   ===========   ===========    ===========    ===========

----------
(a) This does not include Hollywood Media's 50% interest in NetCo
    Partners which is accounted for under the equity method of accounting and is reported as equity in earnings of investments.

For more information refer to "Cost of Revenue" and "Gross Margin" on page 28.

COMPOSITION OF OUR BUSINESS SEGMENTS ARE AS FOLLOWS:

         o BROADWAY TICKETING - Includes our TDI ticketing business as well as our Broadway.com online ticketing operations and ticket sales through 1-800-BROADWAY. TDI and BroadwayTheater.com were acquired on September 15, 2000 and May 1, 2000, respectively, therefore the numbers presented include ticketing revenue and expense from the date of acquisition.

         o DATA BUSINESS - Includes our CinemaSource, EventSource, AdSource and Baseline/FilmTracker operations.

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

NET REVENUES

         Total net revenues for fiscal 2002 were $58,237,271 compared to $50,154,801 and $29,517,505 for fiscal 2001 and 2000, respectively. Revenues increased $8,082,470 or 16% in fiscal 2002 from fiscal 2001 and increased $20,637,296 or 70% in fiscal 2001 from fiscal 2000. Excluding barter revenue, net revenues for fiscal 2002 were $57,225,665 compared to $46,987,856 in fiscal 2001 and $25,579,574 in fiscal 2000. Excluding barter, net revenue increased $10,237,809, or 22% in fiscal 2002 from fiscal 2001, and increased $21,408,282 or 84% in fiscal 2001 from fiscal 2000. The increase in net revenues for fiscal 2002 as compared to fiscal 2001 is primarily the result of an increase in Broadway ticketing revenue of $9,779,750, and increases in Data Business revenue of $351,251 and Intellectual Property revenue of $572,867, offset in part by decreases in revenues from the Internet Ad Sales and Other segment of $2,605,899. Our Broadway ticketing businesses, TDI and BroadwayTheater.com (which is now integrated into Broadway.com), were acquired on September 15, 2000 and May 1, 2000, respectively; therefore fiscal 2000 includes revenues from the date of acquisition and does not represent a full 12 months of revenues. We recorded $1,011,606, $3,166,945 and $3,937,931 in barter revenue in fiscal 2002,
2001 and 2000, respectively. Barter revenue as a percentage of total net revenue was 2%, 6% and 13% in fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, net revenues were derived 79% from Broadway Ticketing, 11% from Data Business, 6% from Internet ad sales and other and 4% from intellectual properties.

         Broadway Ticketing revenue for fiscal 2002 was $45,817,781 as compared to $36,038,031 for fiscal 2001, an increase of $9,779,750 or 27%. Hollywood Media acquired TDI and BroadwayTheater.com on September 15, 2000 and May 1, 2000, respectively, therefore fiscal 2000 includes net revenues from the dates of acquisition. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London's West End and Toronto both online (Broadway.com) and offline, to domestic and international travel professionals, traveling consumers and New York area theater patrons. Ticket revenue is recognized on the date of performance of the show.

         Data Business net revenue (which includes CinemaSource, EventSource, AdSource and Baseline/FilmTracker) was $6,195,015 for fiscal 2002 compared to

$5,843,764 for fiscal 2001, and $5,442,309 for fiscal 2000. Net Data business revenue increased $351,251 or 6% for fiscal 2002 from fiscal 2001 and increased $401,455 or 7% for fiscal 2001 from fiscal 2000. This increase in fiscal 2002 is primarily attributable to the growth in our AdSource division which launched in January 2002, and Baseline/FilmTracker, where, as a result of the merger in January 2002 between Baseline and FilmTracker, we have signed multi-year licensing agreements with four major film studios, and annual licensing agreements with production companies, agencies and management companies. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to other media outlets and Internet companies including newspapers such as The New York Times and The Washington Post, Internet companies including AOL's Digital City, Lycos and Yahoo!, and wireless providers such as AT&T Wireless, Sprint PCS and Verizon. Revenue for AdSource is generated by creating exhibitor paid directory ads for insertion in newspapers around the country. Baseline is a film and television database, licensing its data to businesses and professionals in the entertainment industry and generates revenues from the syndication of its data as well as subscription revenue. Hollywood Media acquired the Data business operations of CinemaSource and Baseline on May 18, 1999 and August 31, 1999, respectively and merged Baseline with FilmTracker on January 14, 2002.

         Internet ad sales and other revenue was $3,828,338 for fiscal 2002 as compared to $6,434,237 for fiscal 2001 and $8,777,397 for fiscal 2000. The decrease in net Internet ad sales and other revenue in fiscal 2002 of $2,605,899 from fiscal 2001 is primarily attributable to a decrease of $2,155,339 in non-cash barter revenue recorded in 2002 and a $966,666 decrease in advertising sales as a result of the Exchange Agreement entered into with Viacom on August 28, 2002, which concluded CBS advertising. Offsetting these decreases in part, was an increase in national advertising and other internet revenues of $516,106. We saw this increase in national advertising and other Internet revenues in fiscal 2002 due in part to an increasing trend in Internet traffic to our web sites which grew during fiscal 2002 from approximately 2.1 million unique monthly visitors at the end of 2001, to over 3.1 million unique monthly visitors at the end of 2002, and for the full year, grew by approximately 147% from 16.1 million unique visitors in 2001 to 39.8 million in 2002, as measured by comScore Media Metrix. Net Internet ad sales and other revenues decreased in fiscal 2001 by $2,343,160 from fiscal 2000, attributable to a decrease in non-cash barter revenue of $770,986 and a $1,617,491 decrease in advertising sales recorded, offset by an increase of $45,317 in other internet revenues. Internet ad sales revenue is generated from the sale of advertisements and sponsorships on Hollywood.com and Broadway.com. Included in Internet ad sales and other are non-cash barter revenues of $1,011,606, $3,166,945 and $3,937,931 for fiscal 2002, 2001 and 2000, respectively. As a percentage of Internet ad sales and other, barter revenues comprised 26%, 49% and 45% of Internet ad sales and other for fiscal 2002, 2001, and 2000, respectively. Hollywood Media records two types of barter revenue related to Internet advertising as more fully described below:

         Barter transactions that generate non-cash advertising revenue (included in Internet ad sales and other revenues), in which Hollywood Media received advertising in exchange for content advertising on its web site were $17,689, $185,195 and $956,181 for fiscal 2002, 2001 and 2000, respectively.
Barter advertising transactions accounted for less than 1% in 2002 and 2001, and 3% of Hollywood Media's total net revenue for fiscal 2000, respectively, and 1%, 3% and 11% of total Internet ad sales and other revenue for fiscal 2002, 2001 and 2000, respectively. As further described in Note 2 to the consolidated financial statements, commencing on January 20, 2000 we adopted Emerging Issues Task Force, EITF No. 99-17 "Accounting for Advertising Barter Transactions," consensus relating to barter revenue and records barter revenue only in instances where the fair value of the advertising surrendered could be determined based on our historical practice of receiving cash for similar advertising. Management maximizes cash advertising revenue, although Hollywood Media will continue to enter into barter relationships when deemed appropriate as a cashless method for Hollywood Media to market its business.

         Hollywood Media also recorded barter revenue and an equal amount of expense earned under a contract with the National Association of Theater Owners ("NATO"), which Hollywood Media acquired through its acquisition of hollywood.com, Inc. on May 20, 1999. This income is included in Internet ad sales and other revenue. Through the NATO contract, which is no longer in effect, Hollywood Media promoted its web site to movie audiences by airing movie trailers about Hollywood.com before feature films that played in NATO-member theaters. In exchange, Hollywood Media hosted web sites for member theaters and collected and compiled movie showtimes for the exhibiting NATO members, as well as providing promotional materials and movie information and editorial content. Hollywood Media recorded $993,917, $2,981,750 and $2,981,750 in promotional non-cash revenue and non-cash expense included in selling and marketing expense under the NATO contract for fiscal 2002, 2001 and 2000, respectively. Barter revenue from the NATO contract accounted for 2%, 6% and 10% of Hollywood Media's total net revenue for 2002, 2001 and 2000, respectively and also accounted for 26%, 46% and 34% of total Internet ad sales and other revenue for 2002, 2001 and 2000, respectively.

         Intellectual properties revenues were $2,396,137 for fiscal 2002, compared to $1,823,270 for fiscal 2001 and $1,998,091 for fiscal 2000. Net revenues generated from intellectual properties increased $572,867 or 31% in fiscal 2002 from fiscal 2001 and decreased $174,821 or 9% in fiscal 2001 from fiscal 2000. The increases and decreases in revenue are in part a reflection of the timing of revenue recognition under the various book licensing and packaging agreements. The intellectual properties division generates revenues from several different activities including book development and licensing, and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies.

         E-commerce net revenues were zero for fiscal 2002 compared to $15,499 for fiscal 2001 and $987,181 for fiscal 2000. The decrease in e-commerce revenues of $15,499 or 100% in fiscal 2002 from fiscal 2001 is attributable to the closure of our e-commerce operations in January 2001.

         Net revenues generated from our retail operations were $34,519 for fiscal 2000. We began the process of closing our brick and mortar retail locations in 1998 and completed the closure of all retail operations in December 31, 1999.

COST OF REVENUE

         Cost of revenue was $41,057,261 for fiscal 2002 compared to $32,320,649 for fiscal 2001 and $14,536,114 for fiscal 2000. As a percentage of net revenues, cost of revenues was 70%, 64%, and 49% for fiscal 2002, 2001 and 2000, respectively. The increase in cost of revenues in fiscal 2002 of $8,736,612 from fiscal 2001 reflects the cost of ticketing corresponding to the growth in ticketing revenue in fiscal 2002. The increase in cost of revenues in fiscal 2001 of $17,784,535 from fiscal 2000 is primarily from the addition of ticketing cost to our cost of revenues following the acquisition of TDI on September 15, 2000 and BroadwayTheater.com on May 1, 2000, because ticket cost is included in reported numbers from the dates of acquisition. The ticketing segment accounts for 96% and 95% of the cost of revenues for fiscal 2002 and 2001, respectively. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment; commissions due to advertising agencies, advertising rep firms and other third parties for revenue generated from the Data Business and Internet ad sales and other segments; fees and royalties paid to authors and co-editors for the intellectual properties segment and cost of merchandise including shipping costs for the e-commerce and retail segments.

GROSS MARGIN

         Gross margin for fiscal 2002 was $17,180,010 compared to $17,834,152 for fiscal 2001 and $14,981,391 for fiscal 2000. As a percentage of sales the gross margin percentage in fiscal 2002 was 30% as compared to 36% in fiscal 2001 and 51% in fiscal 2000. Excluding barter, gross margins were $16,168,404, $14,667,207 and $11,043,460 for fiscal 2002, 2001 and 2000, respectively, and as a percentage of revenue (excluding barter revenue) were 28%, 31% and 43% for fiscal 2002, 2001 and 2000, respectively. The decreases in gross margin percentages are attributable to the growth in our lower margin ticketing businesses that were acquired during fiscal 2000. Our Broadway Ticketing operation generates gross margin percentages of approximately 14% while our Data Business and Internet ad sales operations (including barter) typically generate gross margin percentages greater than 90%, and gross margins in the Intellectual Properties business are typically greater than 60%. Ticketing revenue accounted for 79% of our net revenue for fiscal 2002, and 72% of our net revenue for fiscal 2001; therefore the increasing ratio of ticketing revenue in our mix of revenue streams has reduced the overall gross margin percentage.

EQUITY IN EARNINGS OF INVESTMENTS

         Equity in earnings of investments consists of the following:

                                                  December 31,
                                   -----------------------------------------
                                      2002           2001           2000
                                   -----------    -----------    -----------

         NetCo Partners (a)        $   550,238    $ 2,162,630    $ 2,300,418
         MovieTickets.com (b)               --       (453,358)      (394,286)
         Beach Wrestling LLC (c)            --       (238,880)            --
                                   -----------    -----------    -----------
                                   $   550,238    $ 1,470,392    $ 1,906,132
                                   ===========    ===========    ===========

         (a) NetCo Partners

         NetCo Partners owns Tom Clancy's NetForce and is primarily engaged in the development and licensing of Tom Clancy's NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method. Hollywood Media's 50% share of earnings of NetCo Partners was $550,238 for fiscal 2002, a decrease of 75% or $1,612,392 as compared to $2,162,630 for fiscal 2001. Our 50% share of earnings were $2,300,418 for fiscal 2000. Revenues decreased for 2002 compared to 2001 as there were no NetForce manuscripts delivered to the North American publisher in fiscal 2002, with income in 2002 being generated substantially from royalties for existing books and overseas publications. Revenues vary year to year dependent on the timing of deliveries of manuscripts to the publisher although, notwithstanding the timing of manuscript deliveries, typically one Netforce book is published each year in North America. Costs related to the acquisition, development and sales of the intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.

         In April 1997, NetCo Partners entered into an agreement with The Berkley Publishing Group ("Berkley"), a division of Penguin Putnam Inc., which is part of the international media group Pearson plc, to publish a series of six original NetForce novels. The contract, with total maximum advances of $22 million, called for initial publication of the first book to coincide with the airing of the ABC mini-series (February 1999). All six books have been published in North America beginning with the first publication in 1999 and ending in 2001 with the publication of the sixth novel. NetCo Partners receives advances under this contract based on specific milestones throughout the publication process for each of the six books. NetCo's obligations to the publisher are satisfied upon delivery and acceptance of the completed manuscript. NetCo retains no performance obligations after acceptance and is entitled to all advances specified in the contract. This contract calls for royalties on paperback sales to be earned by NetCo Partners at 15% of the publisher's suggested retail price. Royalties are applied first to advances received by NetCo and then NetCo receives 15% of additional sales. In December 2001, NetCo Partners entered into another agreement with Berkley to publish in North America, four more novels based on NetForce, which provide for advances to NetCo Partners of $2 million per book for the first two books against a percentage of the cover price. The advance amount for the second two books is to be negotiated at a later date, which is in progress currently.

         In April 1997, NetCo Partners also entered into an additional agreement with Berkley to publish up to 18 young adult novels based on NetForce. The contract calls for total maximum advances of $900,000 in addition to royalties earned.

         The Berkley contracts grant to Berkley only the North American publishing rights to publish NetForce print books. NetCo Partners has also licensed the publication rights to NetForce in various countries throughout the world including the U.K. and in various foreign languages, as well as audio books.

         (b) MovieTickets.com, Inc.

         Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. ("AMC") and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"). Effective August 2000, the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in most participating exhibitors' movie screens. In March 2001, America Online Inc. ("AOL") purchased a 3% non-interest bearing convertible preferred equity interest in MovieTickets.com for $8.5 million in cash. In connection with this transaction, MovieTickets.com's ticket inventory is promoted throughout AOL's interactive properties and ticket inventory of AOL's Moviefone is featured on MovieTickets.com.

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. joint venture at December 31, 2002. Excluding AOL's 3% convertible preferred equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture. Hollywood Media records its investment under the equity method of accounting, recognizing 27.10% of ownership of MovieTickets.com income or loss as Equity in Earnings Of Investments. Since the investment has been reduced to near zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media had not guaranteed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded $0 and a loss of $453,358, and $394,286 in its investment in MovieTickets.com for fiscal 2002, 2001 and 2000, respectively. During fiscal 2000, Hollywood Media contributed $500,000 in cash to MovieTickets.com and issued warrants to AMC to acquire 90,573 shares of Hollywood Media common stock at an exercise price of $17.875 per share valued at $1,000,000. The fair market value of the warrant was recorded as additional investment. During 2001, we loaned MovieTickets.com $100,000. All loans made to MovieTickets.com were repaid in cash with interest in March 2001.

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

OPERATING EXPENSES

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of occupancy costs, production costs, human resources and administrative functions as well as professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable and general insurance costs. General and administrative expenses for fiscal 2002 were $7,641,577 as compared to $7,241,687 and $10,948,417 for fiscal 2001 and 2000, respectively. General and administrative expenses increased $399,890 or 6% in fiscal 2002 as compared to fiscal 2001 primarily due to the recording of a provision for contingent liabilities of $500,000 relating to certain cost-cutting measures, which offset continued cost savings resulting from the consolidation measures implemented company-wide, including the closure of a California office in January 2001, the closure of our e-commerce division in January 2001 and the closure of our international sales division in October 2001. General and administrative expenses decreased by $3,706,730 or 34% in fiscal 2001 compared to fiscal 2000 due to the cost saving and consolidation measures taken in 2001, offset by an increase in general and administrative expenses of $679,651 in our Broadway Ticketing business as a result of the acquisitions made in fiscal 2000 which did not include a full twelve months of expenses.

         SELLING AND MARKETING. Selling and marketing expenses includes advertising, marketing, promotional, business development and public relations expenses and costs to produce movie trailers. Also included is the non-cash expense related to barter advertising. Selling and marketing expense for fiscal 2002 was $2,027,161 as compared to $4,348,183 and $9,593,871 for fiscal years
2001 and 2000, respectively. Non-cash barter expense included in selling and marketing was $1,011,606, $3,166,945 and $3,937,931 for fiscal years 2002, 2001 and 2000, respectively. Selling and marketing decreased $2,321,022 or 53% in fiscal 2002 compared to 2001 primarily due to reduction of non-cash barter advertising $2,155,339 and reductions in marketing costs of $165,683. Selling and marketing decreased $5,245,688 or 55% in fiscal 2001 as compared to fiscal 2000 primarily due to reductions of on-line advertising and media production of $4,474,702 and reductions in non-cash barter advertising of $770,986. In addition, in 2000, Hollywood Media incurred up-front production costs associated with advertising on CBS's media properties. Non-cash barter transactions accounted for approximately 50%, 73% and 41% of selling and marketing expense for fiscal 2002, 2001 and 2000, respectively. As a percentage of net revenue, selling and marketing expenses decreased to 3% for fiscal 2002 from 9% for fiscal 2001 and 33% from for 2000.

         SALARIES AND BENEFITS. Salaries and benefits for fiscal 2002 were $15,180,936 as compared to $12,534,524 and $11,810,803 for fiscal 2001 and 2000, respectively. Salaries and benefits increased $2,646,412 or 21% in fiscal 2002 compared to fiscal 2001, due primarily to the amortization of non-cash deferred compensation item of $2,174,368, which item was fully amortized as of December 31, 2002. Salaries and benefits increased $723,721 or 6% in fiscal 2001 as compared to fiscal 2000 primarily due to fiscal 2001 containing a full 12 months of salaries and related benefits, or $1,824,743, associated with our Broadway Ticketing businesses that were acquired in fiscal 2000, offset in part by a reduction in annual salaries from the consolidation of our technology and production departments from our California location into our South Florida location, the closure of our e-commerce division, and the closure of our international ad sales division. As a percentage of net revenue, salaries and benefits increased to 26% for fiscal 2002 from 25% for fiscal 2001 and 40% for fiscal 2000. Excluding the amortization of non-cash deferred compensation of $2,174,368, salaries and benefits for fiscal 2002 were $13,006,568, an increase of $472,044 or 4%, and represented 22% of net revenues.

         AMORTIZATION OF CBS ADVERTISING AND IMPAIRMENT LOSS RELATING TO CBS ADVERTISING. Amortization of CBS advertising relating to our agreements with Viacom was $11,251,566 for fiscal 2002 compared to $27,822,802 and $24,244,647 for fiscal 2001 and 2000, respectively. Under our agreements with Viacom, Hollywood Media issued shares of common stock and warrants in exchange for cash and CBS's advertising and promotional efforts over seven years across its full range of media properties. The fair value of the common stock and warrants issued to Viacom was recorded in the balance sheet as deferred advertising and amortized as the advertising is used each related contract year.

         On August 28, 2002, an Exchange Agreement ("Exchange Agreement") was entered into among Hollywood Media, its wholly owned subsidiaries, hollywood.com, Inc. and Broadway.com, Inc., and Viacom Inc. Pursuant to the Exchange Agreement, Viacom reconveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media's common stock, $.01 par value per share, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. The common stock and warrants had a fair value of $10,656,657 at the time of the Exchange Agreement. Viacom also paid Hollywood Media $2.0 million in cash and Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties for use through December 31, 2003. Each of the Advertising and Promotion Agreement and Content License Agreement, dated as of January 3, 2000, between hollywood.com, Inc. and Viacom, including hollywood.com, Inc.'s right to air additional advertising and promotion on CBS properties, was terminated. The remaining recorded value of the terminated advertising and promotion under the Advertising and Promotion Agreement and Content License Agreement at the time of the Exchange Agreement was $70,998,003 (representing approximately $49 million in stated actual advertising). Hollywood Media recorded a non-cash impairment loss of $58,341,346 in August 2002, the difference between the advertising cancelled and the fair value of the common stock and warrants returned by Viacom, plus the $2.0 million in cash paid by Viacom. In addition, during 2001 Viacom had prepaid to Hollywood Media, in cash, for advertising to be delivered in 2002 and 2003. At August 28, 2002, the value of the deferred advertising revenue remaining on Hollywood Media's balance sheet was $1,066,666. This balance reduced the impairment loss recorded. The aggregate impairment loss recorded in August 2002 was $57,274,680.

         TRADE CREDITS. During Q3-02 we wrote off $655,000 of prepaid barter trade credits that we received in October 2000 when we closed the e-commerce division. The barter trade credits were initially received in exchange for merchandise inventory that we sold on one of our websites.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web development, leasehold improvements, capital leases and amortization of goodwill and intangibles. Depreciation and amortization expense was $3,074,614 for fiscal 2002 as compared to $8,886,350 and $11,098,537 for fiscal 2001 and 2000, respectively. Depreciation and amortization decreased $5,811,736 or 65% in fiscal 2002 compared to fiscal 2001 primarily attributable to the cessation of amortization of goodwill on January 1, 2002 in accordance with SFAS No. 142. For fiscal 2001 depreciation and amortization decreased $2,212,187 or 20% primarily due to the completion of amortization of an asset in fiscal 2000 of $3,233,762 offset by an increase in amortization of goodwill associated with our ticketing businesses acquired in 2002 and depreciation of fixed assets.

         EXIT AND RETAIL CLOSURE COSTS. Provision (accrual reversal) for exit, retail closure and lease termination costs were $(14,644) for fiscal 2002 as compared to $(247,657) and $233,763 for fiscal 2001 and 2000, respectively. In 1998, management approved a plan to close 29 unprofitable or marginally profitable retail locations. In 1999, management decided to exit the brick and mortar retail business altogether, and in December 1999 closed its six remaining in-line studio stores and all the remaining kiosks. As a result, we recorded an additional provision for closed stores of $4,551,094 comprised of the following: a $2,118,228 non-cash asset impairment charge to write-off the remaining assets of our brick and mortar retail business (such assets consisted primarily of the remaining carrying value of kiosks, leasehold improvements, computer systems and other furniture and equipment); $782,866 comprised of management's best estimate of future contractual lease payments for exited leases less, to the extent deemed probable, any reductions from early termination settlements reached with the lessors plus the estimated cost of negotiating such settlements; and $1,650,000 for a settlement reached with a franchisee.

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

         Liabilities recorded for the estimated cost of exit and retail closure costs were $27,500, $42,144 and $798,362 at December 31, 2002, 2001 and 2000,
respectively.

         See Note 10 to the consolidated financial statements for additional information regarding the costs of exiting our brick and mortar retail business.

INTEREST EXPENSE

         Interest expense was $1,294,643 for fiscal 2002, as compared to $260,220 and $430,377 for fiscal 2001 and 2000, respectively. The increase of $1,034,423 in fiscal 2002 over fiscal 2001 was primarily attributable to interest charges and amortization of the beneficial conversion feature related to the convertible debentures of $712,282, charges of $246,030 related to the extension to a promissory note guaranteed by Hollywood Media and a $50,000 fee to extend the term of notes payable. The decreases in 2001 in interest expense was primarily attributable to a decrease in our outstanding obligations under capital leases.

INTEREST INCOME

         Interest income was $21,764 for fiscal 2002, as compared to $115,931 and $90,855 for fiscal 2001 and 2000, respectively.

NET LOSS AND LOSS PER SHARE

         Hollywood Media's net loss for fiscal 2002 was $81,550,116 as compared to a net loss of $41,829,905 and $51,847,500 for fiscal 2001 and 2000, respectively. The net loss increased in fiscal 2002 by $39,720,211 primarily attributable to the $57,274,680 impairment loss booked pursuant to the termination of advertising and promotion under the Exchange Agreement with Viacom Inc. The net loss decreased in fiscal 2001 by $10,017,595 over fiscal 2000, primarily because of an increase in gross margin and reductions in general and administrative and selling and marketing expenses and depreciation and amortization offset by an increase in amortization of CBS advertising. Net loss per share for fiscal 2002 was $3.18 as compared to a net loss per share of $1.61 for fiscal 2001. The net loss per share for 2000 was $2.23.

         We have taken several steps to substantially reduce our cash losses by consolidating resources, the closure of unprofitable divisions, and increased controls on expenses. The benefits of such measures can be seen in our results for 2002 and 2001 and we expect to see these savings continue into 2003. In mid 2000, we began a two-step approach to consolidate the Hollywood.com web site technology and production into our corporate office in South Florida which was completed in January 2001. We eliminated duplication of resources, which together with tightened control over expenses, resulted in a total annual savings of approximately $8.2 million. During the fourth quarter of 2000, Hollywood Media, as part of its operational evaluation process, determined that profitability in the e-commerce business could not be reached due to tight margins and high fulfillment costs. This business, which incurred losses of approximately $2.5 million in 2000, was closed in January 2001. A similar evaluation of our international web site, Hollywood.com International resulted in closure of this business in October 2001, resulting in savings of over $200,000 on an annualized basis. During 2002, we continued with our efforts to reduce costs by further consolidation of activities and services, such as co-locations of web servers, consolidating connectivity, T-1 lines and employee resources.

         We continue to focus our resources on the expansion of our Data Business , Broadway Ticketing and Intellectual Properties units. Broadway Ticketing has become the most significant revenue source for Hollywood Media, most notably through the acquisition of Theater Direct International in September 2000, the launch of Broadway.com in May 2000 and 1-800-BROADWAY in November 2001. In January 2002, we merged Baseline with FilmTracker providing a combined service incorporating Baseline's rich data with FilmTracker's content management system. Expansion of our Data Business is equally as important since we have stabilized the costs to run these operations and we believe the high gross margins generated from these business units will improve overall cash flow.

         While Hollywood Media believes that the acquisitions made during 1999 through 2002 together with the cost control measures, consolidation of resources and closure of unprofitable businesses described above will lead Hollywood Media to a positive net operating cash flow in the future, there can be no assurances that the revenues generated will be sufficient to generate material cash flow or net income.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, Hollywood Media had cash and cash equivalents of $2,342,238 compared to cash and cash equivalents of $1,980,966 at December 31, 2001. Working capital deficit, (defined as current assets less current liabilities), at December 31, 2002 was $(676,219), as compared to working capital of $10,307,769 at December 31, 2001. As a result of the Company's continued efforts to control costs, the Company's net cash used in operating activities has been reduced from $13,017,504 to $5,414,855 to $3,958,217 in 2000, 2001 and 2002 respectively. Net cash used in investing activities in 2002 was $1,437,803, primarily representing capital expenditures. Net cash provided by financing activities amounted to $5,757,292 during 2002, primarily representing proceeds from issuance of convertible debentures in May of 2002. The combined effect of the above was a net increase in cash and cash equivalents of $361,272 during 2002. In fiscal 2001 net cash used in operating activities was $5,414,855, net cash used in investing activities was $696,808 and net cash provided by financing activities was $6,181,405.

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President, of Hollywood Media participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price of $3.46 per share. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible debentures if the Debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at exercise prices ranging from $3.78 to $3.91 per share. If on May 22, 2003, an investor holds at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, then the exercise price of the warrants held by such investor will decrease to $3.46 per share which equals the conversion price of the Debenture. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. In addition, the investors will have the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. A total of $292,139 in fees were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the warrants issued to the debenture holders).

         Pursuant to Hollywood Media's stock repurchase plan, during the year ended December 31, 2002, Hollywood Media repurchased 111,600 shares of common stock. The repurchase plan is no longer in effect. Cumulatively,

Hollywood Media has repurchased 638,600 shares of common stock for an aggregate consideration of $4,216,915 at an average purchase price of $6.60 per share.

         During 2002, Hollywood Media issued 34,644 shares of common stock upon the exercise of outstanding stock options and warrants for which Hollywood Media did not receive cash exercise proceeds. Additionally, in accordance with EITF Issue No. 00-23 "Issues Related to the Accounting for Stock Compensation Under Opinion No. 25 and FASB Interpretation No. 44", Hollywood Media recorded $97,633 of compensation expense.

         During 2001 Hollywood Media entered into an agreement with a third party whereby we monetized a certain portion of our accounts receivable. We are initially advanced 85% of the invoice amount with the remaining 15%, less fees, transferred to us upon payment by the customer to the third party. At December 31, 2002, we recorded a liability of $337,478 for advances that had been paid to Hollywood Media but remain payable by our customers to the third party.

         The success of Hollywood Media's operations in future years is dependent on its ability to generate adequate revenue and cash flow to offset operating expenses. Unless otherwise noted, the proceeds from the financing transactions in 2002, 2001 and 2000, were used to complete the acquisitions made in 2000, 2001 and 2002 and for working capital.

         In the event that Hollywood Media requires additional funding and cannot secure additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $5 million through May 21, 2003, and from that date through January 1, 2004 such commitment is reduced to an amount not to exceed $3.5 million, in order to enable Hollywood Media to meet its working capital requirements; provided, however, that the commitment will be reduced dollar for dollar to the extent that Hollywood Media raises financing from other sources and such additional financing is not used to finance acquisitions. This commitment will terminate on January 1, 2004.

CRITICAL ACCOUNTING POLICIES

         In response to the Security and Exchange Commission (SEC) Release Number 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and SEC Release Number 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we will evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the accompanying consolidated financial statements.

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

         In August 2002, the FASB Emerging Issue Task Force issued EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" (EITF 02-16), which addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor's products and a entity that purchases the vendor's products from a reseller. Hollywood Media adopted early EITF Issue No. 02-16 on December 31, 2002 for its ticketing business. The impact on reported results of operations on 2002 was a reduction in net revenues and a corresponding decrease in cost of sales by $1,101,683 resulting in no change in financial position.

         Advertising Costs

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. As further described in Note 11, in the first quarter of 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media was entitled to utilize a specified portion of this advertising each contract year. The deferred advertising is carried on Hollywood Media's balance sheet as a deferred asset and is being amortized over the contract period as the advertising is utilized. Advertising expense recorded related to CBS advertising for 2002, 2001 and 2000 was $11,251,566, $27,822,802
and $24,244,647, respectively, and is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS advertising."

         On August 28, 2002, Hollywood Media entered into an Exchange Agreement with Viacom which terminated various agreements with CBS. Refer to "Amortization of CBS Advertising and Impairment Loss Relating to CBS Advertising" above.

         Barter Transactions

         Hollywood Media recorded barter revenue and expense under its contract with NATO described under "Net Revenue" above. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collected and compiled movie showtimes data for NATO member theaters and hosted web sites for certain theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provided ongoing web site maintenance services for certain theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters were to promote the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com. Hollywood Media recorded revenue and expense from these activities measured at the fair value of the services exchanged in accordance with Accounting Principles Board Opinion ("APB") No. 29, "Accounting for Nonmonetary Transactions." In 2002, 2001 and 2000 we recorded $993,917, $2,981,750 and $2,981,750, respectively, in revenue and expense under the NATO contract. Additionally in 2002, 2001 and 2000 we recorded $17,689, $185,195, and $956,181, respectively in other non-cash Internet barter transactions. The NATO contract is no longer in effect.

         Stock Based Compensation

         As permitted under Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure - an amendment of FAS 123" ("SFAS No. 148"), which amended Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), we have chosen to account for our Stock Plan under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded (except as discussed in Note 17). FSAS No. 148 requires disclosure of the estimated fair value of our employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values.

         Impairment of Long-Lived Assets

         Effective December 31, 2001, Hollywood Media adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144"). SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30") for the disposal of a segment of a business. Consistent with SFAS No. 121, SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

         We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in 2002, 2001, or 2000 other than the asset write downs discussed in Note 10 and Note 12.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets acquired after June 30, 2001 were no longer subject to amortization. Goodwill and intangibles with indefinite lives acquired prior to June 30, 2001 ceased to be amortized beginning January 1, 2002. In addition, SFAS 142 changed the way we evaluated goodwill and intangibles for impairment. Beginning January 1, 2002, goodwill and certain intangibles are no longer amortized; however, they are subject to evaluation for impairment at least annually using a fair value based test. The fair value based test is a two-step test. The first step involved comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if and to the extent that the carrying value of goodwill exceeded the implied value.

         We completed step one of the test for each of our reporting units using an outside appraisal firm. For all of our reporting units, no impairment existed as the fair value of those reporting units were determined to be in excess of their carrying values as of January 1, 2002. We performed an additional impairment test on Hollywood.com as of December 31, 2002 using an outside appraisal firm which we found no impairment to exist. Effective January 1, 2002, we ceased to amortize approximately $40.7 million of goodwill. We believe the provisions of SFAS 142 did not materially impact the results of operations.

INFLATION AND SEASONALITY

         Although Hollywood Media cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on sales or results of operations. Hollywood Media considers its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book licensing business as a result of the general publishing industry practice of paying royalties semi-annually. The ticketing business is also effected by seasonal variations with net revenues generally higher in the second quarter as a result of increased sales volumes due to the Tony Awards(C) and in the fourth quarter due to increased levels during the holiday period. In addition, although not seasonal, Hollywood Media's intellectual properties division and NetCo Partners both experience fluctuations in their respective revenue streams, earnings and cash flow as a result of the amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. The recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

AUDIT FEES AND OTHER

         The following are fees to Ernst & Young LLP in 2002.

         The aggregate fees billed to Hollywood Media for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2002 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the year ended December 31, 2002 were $233,103.

RELATED PARTY TRANSACTIONS

         Hollywood Media has been a party to various transactions with certain officers, directors and affiliates. See the descriptions of such transactions in "Item 13, Certain Relationships and Related Transactions."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

         Market risk is the risk of loss arising from adverse changes in our assets or liabilities that might occur due to changes in market rates and prices, such as interest or foreign currency exchange rates, as well as other relevant market rate or price changes.

         Interest rates charged on Hollywood Media's debt instruments are primarily fixed in nature. We therefore do not believe that the risk of loss relating to the effect of changes in market interest rates is material.

          We purchase and sell live theater tickets to shows in London's West End. We minimize our exposure to adverse changes in currency exchange rates by taking steps to reduce the time lag between the purchase and payment of tickets for the London shows and the collection of related sales proceeds. We further reduce our exposure by setting favorable currency conversion rates in our foreign ticket pricing. We do not believe the risk of loss relating to adverse changes in currency exchange rates to be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Ernst & Young LLP, Independent Certified Public Accountants.....   40

Report of Arthur Andersen LLP, Independent Certified Public Accountants ..   41

Consolidated Balance Sheets
  as of December 31, 2002 and December 31, 2001 ..........................   42

Consolidated Statements of Operations
  for the Years Ended December 31, 2002, 2001 and 2000 ...................   43

Consolidated Statements of Shareholders' Equity
  for the Years Ended December 31, 2002, 2001 and 2000 ...................   44

Consolidated Statements of Cash Flows
  for the Years Ended December 31, 2002, 2001 and 2000 ...................   45

Notes to Consolidated Financial Statements ...............................   46

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Hollywood Media Corp.:

         We have audited the accompanying consolidated balance sheet of Hollywood Media Corp. and subsidiaries as of December 31, 2002, and the related consolidated statement of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hollywood Media Corp. as of December 31, 2001 and for the two years in the period then ended, were audited by other auditors who have ceased operations and whose report dated March 13, 2002, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hollywood Media Corp. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 7, to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

         As discussed above, the financial statements of Hollywood Media Corp. as of December 31, 2001 and for the two years then ended, were audited by other auditors who have ceased operations. As described in Note 7, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 7 with respect to 2001 and 2000 include (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill that is no longer being amortized, and (b) testing the mathematical accuracy of the reconciliation of reported net loss to adjusted net loss, and the related loss-per-share amounts. As described in Note 13, these financial statements have also been revised to include the disclosures required by Statement of Financial Accounting Standards (Statement) No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123. Our audit procedures with respect to the disclosures in Note 13 with respect to 2001 and 2000 included (a) agreeing the stock-based employee compensation expense under the fair value method to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported net loss to adjusted net loss. In our opinion, the disclosures for 2001 and 2000 in Note 7 and Note 13 described above are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Miami, Florida,
March 13, 2003, except for the seventh paragraph of Note 16
 as to which the date is March 25, 2003

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

ARTHUR ANDERSEN LLP

Miami, Florida,
March 13, 2002.

         THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH HOLLYWOOD MEDIA CORP.'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,     December 31,
                                                                                       2002             2001
                                                                                   -------------    -------------
                                       ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                      $   2,342,238    $   1,980,966
    Receivables, net                                                                   1,845,063        1,507,199
    Inventories, net                                                                   7,144,311        7,086,444
    Prepaid expenses                                                                   1,026,454          746,482
    Other receivables                                                                    510,532          600,537
    Other current assets                                                                 247,532               --
    Deferred advertising - CBS                                                           924,780       13,054,321
                                                                                   -------------    -------------
    Total current assets                                                              14,040,910       24,975,949

PROPERTY AND EQUIPMENT, net                                                            3,563,569        2,792,512
INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES                                   610,172        1,522,519
NONCURRENT DEFERRED ADVERTISING - CBS                                                         --       70,120,029
IDENTIFIABLE INTANGIBLE ASSETS, net                                                    2,342,807        2,344,089
GOODWILL, net                                                                         40,773,968       40,655,452
OTHER ASSETS                                                                             737,231          959,669
                                                                                   -------------    -------------
TOTAL ASSETS                                                                       $  62,068,657    $ 143,370,219
                                                                                   =============    =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                               $   1,354,663    $   1,668,494
    Accrued expenses and other                                                         3,854,881        2,529,281
    Notes payable                                                                        250,000          350,000
    Loan from shareholder/officer                                                             --          450,000
    Accrued exit and retail closure costs                                                 27,500           42,144
    Deferred revenue                                                                   8,890,002        8,968,641
    Current portion of capital lease obligations                                         340,083          659,620
                                                                                   -------------    -------------
    Total current liabilities                                                         14,717,129       14,668,180

CAPITAL LEASE OBLIGATIONS, less current portion                                          238,546          458,390
DEFERRED REVENUE                                                                         214,626        1,072,153
OTHER DEFERRED LIABILITY                                                               2,381,863               --
CONVERTIBLE DEBENTURES, NET                                                            3,223,988               --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding              --               --
    Common stock, $.01 par value, 100,000,000 shares authorized; 20,253,863 and 27,971,409 shares issued and outstanding at December 31, 2002 and
        December 31, 2001, respectively                                                  202,539          279,714
    Additional paid-in capital                                                       277,261,293      283,687,361
    Deferred compensation                                                                     --       (2,174,368)
    Accumulated deficit                                                             (236,171,327)    (154,621,211)
                                                                                   -------------    -------------
    Total shareholders' equity                                                        41,292,505      127,171,496
                                                                                   -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  62,068,657    $ 143,370,219
                                                                                   =============    =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  2002            2001            2000
                                                              ------------    ------------    ------------
NET REVENUES
    Ticketing                                                 $ 45,817,781    $ 36,038,031    $ 12,278,008
    Other                                                       12,419,490      14,116,770      17,239,497
                                                              ------------    ------------    ------------
                                                                58,237,271      50,154,801      29,517,505
                                                              ------------    ------------    ------------
COST OF REVENUES
    Ticketing                                                   39,485,987      30,686,557      10,936,025
    Other                                                        1,571,274       1,634,092       3,600,089
                                                              ------------    ------------    ------------
                                                                41,057,261      32,320,649      14,536,114
                                                              ------------    ------------    ------------

    Gross margin                                                17,180,010      17,834,152      14,981,391
                                                              ------------    ------------    ------------
OPERATING EXPENSES:
    General and administrative                                   7,641,577       7,241,687      10,948,417
    Selling and marketing                                        2,027,161       4,348,183       9,593,871
    Salaries and benefits                                       15,180,936      12,534,524      11,810,803
    Amortization of CBS advertising                             11,251,566      27,822,802      24,244,647
    Impairment loss - CBS advertising                           57,274,680              --              --
    Write-off of prepaid trade credits                             655,500              --              --
    Depreciation and amortization                                3,074,614       8,886,350      11,098,537
    Provision for closed stores and lease termination costs        (14,644)       (247,657)        233,763
                                                              ------------    ------------    ------------

        Total operating expenses                                97,091,390      60,585,889      67,930,038
                                                              ------------    ------------    ------------

        Operating loss                                         (79,911,380)    (42,751,737)    (52,948,647)

EQUITY  IN EARNINGS OF INVESTMENTS                                 550,238       1,470,392       1,906,132

OTHER INCOME (EXPENSE):

    Interest expense                                            (1,294,643)       (260,220)       (430,377)
    Interest income                                                 21,764         115,931          90,855
    Other, net                                                    (250,566)        (94,403)        (54,434)
                                                              ------------    ------------    ------------

         Loss before minority interest                         (80,884,587)    (41,520,037)    (51,436,471)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                     (665,529)       (309,868)       (411,029)
                                                              ------------    ------------    ------------

         Net loss                                             $(81,550,116)   $(41,829,905)   $(51,847,500)
                                                              ============    ============    ============

Basic and diluted loss per common share                       $      (3.18)   $      (1.61)   $      (2.23)
                                                              ============    ============    ============

Weighted average common and common equivalent shares
   outstanding - basic and diluted                              25,679,706      26,056,911      23,270,862
                                                              ============    ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       Common Stock                                Additional
                                 ---------------------------     Deferred           Paid-in        Accumulated
                                   Shares          Amount       Compensation        Capital          Deficit          Total
                                 ----------    -------------    -------------    -------------    -------------    -------------

Balance - December 31,1999       15,143,216    $     151,432    $    (306,200)   $ 110,597,360    $ (60,943,806)   $  49,498,786

Issuance of common stock and
  common stock warrants
  pursuant to CBS agreement       6,672,031           66,720               --      137,152,666               --      137,219,386
Warrant exercised by CBS          1,178,892           11,789               --        5,456,712               --        5,468,501
Stock options and
  warrants exercised                301,980            3,020               --        7,019,392               --        7,022,412
Issuance of common stock -
  acquisitions                      345,379            3,454               --        1,796,014               --        1,799,468
Issuance of common stock -
  private placement               1,157,561           11,576               --        6,943,133               --        6,954,709
Common stock warrants
  issued  in connection with
  investment in
  MovieTickets.com                       --               --               --        1,000,000               --        1,000,000
Issuance of common stock,
  stock options and warrants
  for services rendered               9,511               95               --          428,621               --          428,716
Issuance of common stock -
  payment of note payable           152,548            1,525               --        1,926,613               --        1,928,138
Non-cash issuance of
  common stock -
  franchise agreement               100,000            1,000               --        1,649,000               --        1,650,000
Employee stock bonus                  5,000               50               --           29,015               --           29,065
Amortization of employee
  stock bonuses                          --               --          204,133               --               --          204,133
Shares repurchased
  and retired                      (335,150)          (3,352)              --       (2,658,572)              --       (2,661,924)
Net loss                                 --               --               --               --      (51,847,500)     (51,847,500)
                                 ----------    -------------    -------------    -------------    -------------    -------------

                                       Common Stock                                Additional
                                 ---------------------------     Deferred           Paid-in        Accumulated
                                   Shares          Amount       Compensation        Capital          Deficit          Total
                                 ----------    -------------    -------------    -------------    -------------    -------------

Balance - December 31, 2000      24,730,968          247,309         (102,067)     271,339,954     (112,791,306)     158,693,890

Issuance of common stock
  in private placements           1,518,273           15,183               --        6,308,581               --        6,323,764
Issuance of stock
  for acquisitions                  264,303            2,643               --        2,166,432               --        2,169,075
Reclassification of liability
  for exercised put option               --               --               --         (452,187)              --         (452,187)
Issuance of common stock for
  services rendered                  22,469              225               --           94,819               --           95,044
Issuance of options
  and warrants for
  services rendered                      --               --               --          367,110               --          367,110
Issuance of stock -
  note extension                     20,931              209               --          118,763               --          118,972
Employee stock and stock
  option compensation                42,295              423               --          247,063               --          247,486
Issuance of common stock -
  exercise of  warrants           1,132,845           11,329               --          (11,329)              --               --
Issuance of common stock
  to pay obligations of
  Hollywood Media                   292,615            2,926               --        1,505,519               --        1,508,445
Amortization of employee
  stock bonuses and deferred
  compensation                           --               --       (2,072,301)       2,280,587               --          208,286
Stock option exercise                56,210              562               --          174,654               --          175,216
Shares repurchased and
  retired                          (109,500)          (1,095)              --         (452,605)              --         (453,700)
Net loss                                 --               --               --               --      (41,829,905)     (41,829,905)
                                 ----------    -------------    -------------    -------------    -------------    -------------


                                       Common Stock                                Additional
                                 ---------------------------     Deferred           Paid-in        Accumulated
                                   Shares          Amount       Compensation        Capital          Deficit          Total
                                 ----------    -------------    -------------    -------------    -------------    -------------

Balance - December 31, 2001      27,971,409          279,714       (2,174,368)     283,687,361     (154,621,211)     127,171,496

Issuance of options
  and warrants for
  services rendered                      --               --               --          641,269               --          641,269
Issuance of stock - 401(k)
  employer match and other           21,940              220               --          134,407               --          134,627
Issuance of restricted
  common stock and
  amortization of
  deferred compensation             520,682            5,207        2,174,368           (5,207)              --        2,174,368
Issuance of stock -
  note extension                     43,044              430               --          186,787               --          187,217
Employee stock compensation          54,392              544               --          292,551               --          293,095
Stock option and warrant
  exercise - net issuance            34,644              346               --           97,287               --           97,633
Issuance of warrants
  pursuant to exercise notice       218,009            2,180               --           (2,180)              --               --
Interest payment to
  convertible debenture
  holders                            87,459              875               --          114,110               --          114,985
Issuance of stock for
  acquisitions                       28,571              286               --          109,998               --          110,284
Warrants and beneficial
  conversion feature -
  convertible debentures                 --               --               --        2,903,838               --        2,903,838
Retirement of common
  stock pursuant to an
  exchange agreement             (8,614,687)         (86,147)              --      (10,570,510)              --      (10,656,657)
Shares repurchased
  and retired                      (111,600)          (1,116)              --         (328,418)              --         (329,534)
Net loss                                 --               --               --               --      (81,550,116)     (81,550,116)
                                 ----------    -------------    -------------    -------------    -------------    -------------

Balance - December 31, 2002      20,253,863    $     202,539    $          --    $ 277,261,293    $(236,171,327)   $  41,292,505
                                 ==========    =============    =============    =============    =============    =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                             --------------------------------------------
                                                                 2002             2001           2000
                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(81,550,116)   $(41,829,905)   $(51,847,500)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                            3,074,614       8,886,350      11,098,537
       Equity in earnings of investments,
         net of distribution of earnings                          912,347         191,695         244,930
       Interest - non-cash                                        743,958              --              --
       Issuance of compensatory stock,
         stock options and warrants
         for services rendered                                  1,137,223         709,640         457,781
       Amortization of deferred compensation costs              2,174,368         208,286         204,133
       Provision for bad debts                                    233,188         550,117         504,539
       Write-off - prepaid trade credits                          655,500              --              --
       Loss on sale of equipment                                       --              --         110,662
       Amortization of deferred financing costs                    75,657              --          10,623
       Impairment loss - CBS advertising                       57,274,680              --              --
       Distribution of earnings to minority partners             (700,503)       (426,226)       (521,763)
       Amortization of CBS advertising                         11,251,566      27,822,802      24,244,647
       Minority interest                                          665,529         309,868         411,029
       Changes in assets and liabilities:
         Receivables                                             (423,670)       (428,565)       (803,298)
         Prepaid expenses                                        (279,972)        (59,454)        407,675
         Inventories                                              (57,867)     (2,814,232)        598,970
         Other current assets                                    (246,493)        (12,094)       (183,607)
         Other assets                                             (12,249)        (13,549)       (106,466)
         Accounts payable                                        (214,266)       (726,047)        296,968
         Deferred revenue                                         130,500       3,331,450       1,280,750
         Deferred Liability                                       127,793              --              --
         Other accrued expenses                                 1,069,996      (1,114,991)        573,886
                                                             ------------    ------------    ------------
           Net cash used in operating activities               (3,958,217)     (5,414,855)    (13,017,504)
                                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash received             (10,000)        300,000        (297,295)
     Advances to equity method investees                               --              --        (567,500)
     Investment in trademarks and URL's                                --              --      (1,082,500)
     Capital expenditures                                      (1,427,803)       (996,808)     (1,705,166)
                                                             ------------    ------------    ------------
           Net cash used in investing activities               (1,437,803)       (696,808)     (3,652,461)
                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from shareholder/officer loan                     1,651,000       1,570,000       2,050,000
     Payments of shareholder/officer loan                      (2,101,000)     (1,120,000)     (2,050,000)
     Payments to repurchase common stock                         (329,534)       (453,700)     (2,661,924)
     Payments under note payable                                 (100,000)       (400,000)             --
     Proceeds received from exchange of advertising
       for common stock and warrants                            2,000,000              --              --
     Net proceeds from issuance of common stock                        --       6,323,764      12,257,739
     Net advances from accounts receivable lender                  (4,378)        341,856              --
     Proceeds from issuance of convertible debentures
       and warrants, less issuance costs                        5,342,600              --              --
     Proceeds from exercise of stock options and warrants              --         175,216       7,022,412
     Payments under capital lease obligations                    (701,396)       (255,731)       (512,383)
                                                             ------------    ------------    ------------
           Net cash provided by financing activities            5,757,292       6,181,405      16,105,844
                                                             ------------    ------------    ------------

           Net increase  in cash and cash equivalents             361,272          69,742        (564,121)

CASH AND CASH EQUIVALENTS, beginning of period                  1,980,966       1,911,224       2,475,345
                                                             ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                     $  2,342,238    $  1,980,966    $  1,911,224
                                                             ============    ============    ============

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
     Interest paid                                           $    137,551    $    322,230    $    409,095
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

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2002 AND 2001
                           --------------------------

(1) BACKGROUND:
    -----------

         Hollywood Media Corp. ("Hollywood Media") was incorporated in the State of Florida on January 22, 1993. Hollywood Media is a provider of entertainment-related information, content and ticketing services to consumers and businesses. Hollywood Media manages a number of integrated business units focused on Hollywood, Broadway and the entertainment industry. Hollywood Media derives a diverse stream of revenues from this array of business units including revenue from retail and wholesale Broadway ticket sales, business to business syndication of entertainment related content, subscription fees, content licensing fees, advertising, and book development.

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

         Hollywood Media's syndication business began in May 1999 with the acquisition of CinemaSource, Inc., a supplier of movie showtimes and related content in the United States and Canada to newspapers, wireless companies, Internet companies and other media outlets. In mid 1999 Hollywood Media launched the EventSource business as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts, sporting events, festivals, and live theater. Hollywood Media launched AdSource as a further expansion of the CinemaSource operations. AdSource leverages the movie theater showtimes from the CinemaSource data collection systems and relationships with various movie exhibitors to create exhibitor paid directory ads for insertion in newspapers around the country. Hollywood Media further expanded its syndication business with the acquisition of Baseline, Inc. ("Baseline") in August 1999. Baseline is a flat fee and pay-per-use subscription web site geared to movie professionals. During January 2002, Hollywood Media merged Baseline with FilmTracker (owned by Fountainhead Media), a leading provider of information services to professionals in the feature film and television industries. The new combined service incorporates all of Baseline's data with FilmTracker's content management system and interface.

         Hollywood Media acquired Theatre Direct NY, Inc. ("TDI") on September 15, 2000. TDI is a ticketing wholesaler to groups and individuals with access to theater tickets and knowledgeable service covering shows on Broadway, off-Broadway, in London's West End, and in Toronto. In addition, TDI is a live theater marketing and sales agency serving businesses and groups including domestic and international travel professionals and traveling consumers. Hollywood Media also sells Broadway tickets through 1-800-BROADWAY, which was launched in November 2001, and on Broadway.com.

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

         In December 1999, Hollywood Media closed all of its retail store operations and has written off the assets relating to such operations (Note 10).

         In January 2001, Hollywood Media closed its e-commerce division which Hollywood Media opened in November 1998.

         In 2000, Hollywood Media acquired an interest in MovieTickets.com Inc., a joint venture, primarily with AMC Entertainment Inc. (AMC), National Amusements, Inc. (NAI), Viacom Inc. and America Online, Inc. (AOL). Hollywood Media owns 26.4% of the equity in the MovieTickets.com joint venture and excluding AOL's 3% convertible preferred equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture at December 31, 2002. The MovieTickets.com web site, which launched in May 2000, allows users to purchase movie tickets online and retrieve them at "will call" windows or kiosks at the theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at the theater. The web site features movie content from Hollywood Media's various divisions for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos and box office results. MovieTickets.com generates revenue from the sale of advertising and from service fees charged to users for the purchase of tickets. These revenues are not included in Hollywood Media's revenues. Hollywood Media records its share of the earnings or loss in MovieTickets.com as equity in earnings of investments. Refer to Note 15 for discussion of Hollywood Media's interest in MovieTickets.com, Inc.

         Hollywood Media has expended significant funds developing its ticketing, Data business, Internet ad sales, intellectual property, e-commerce, and other businesses. Operating losses since inception have contributed to an accumulated deficit of $236,171,327 at December 31, 2002. The success of Hollywood Media's operations in future years is dependent on its ability to generate adequate revenues and cash flows to offset operating expenses. Hollywood Media expects to incur additional losses during the next several years while it continues to grow its businesses. Hollywood Media's operating plans and assumptions indicate that anticipated cash flows, when combined with other potential sources of capital, will be sufficient to meet working capital requirements for the year 2003. There can be no assurances that Hollywood Media will be able to generate sufficient revenues from these activities to cover its costs and therefore, Hollywood Media may continue to incur losses and negative cash flows from operations. To the extent that Hollywood Media does not generate sufficient revenues to offset expenses Hollywood Media will require further financing to fund ongoing operations.

         In the event that Hollywood Media requires additional funding and cannot secure additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $5 million through May 21, 2003, and from that date through January 1, 2004 such commitment is reduced to an amount not to exceed $3.5 million, in order to enable Hollywood Media to meet its working capital requirements; provided, however, that the commitment will be reduced dollar for dollar to the extent that Hollywood Media raises financing from other sources and such additional financing is not used to finance acquisitions. This commitment will terminate on January 1, 2004.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of Hollywood Media, its wholly owned subsidiaries, and its 51% and 50.5% owned subsidiaries, Tekno Books and Fedora, Inc., respectively. All significant intercompany balances and transactions have been eliminated in consolidation and a minority interest has been established to reflect the outside ownership of Tekno Books and Fedora, Inc. Hollywood Media's 50% and 26.4% ownership interests in NetCo Partners and MovieTickets.com, respectively, are accounted for under the equity method of accounting.

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

         Cash and Equivalents
         --------------------

         Hollywood Media considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $924,026 and $817,924 at December 31, 2002 and 2001, respectively.

         Receivables
         -----------

         Receivables consist of amounts due from customers who have advertised on Hollywood Media's web sites, have purchased content from Hollywood Media's syndication businesses, have purchased live theater tickets and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $307,398 and $375,681 at December 31, 2002 and 2001, respectively. Changes in the allowance for doubtful accounts consisted of:

                                               December 31,
                                    -----------------------------------
                                      2002         2001          2000
                                    ---------    ---------    ---------

Balance at beginning of year        $ 375,681    $ 567,702    $ 131,029
Additions charged to expense          233,188      550,117      504,539
Write offs                           (301,471)    (742,138)    (137,544)
Additions from acquired companies          --           --       69,678
                                    ---------    ---------    ---------

Balance at end of year              $ 307,398    $ 375,681    $ 567,702
                                    =========    =========    =========

         Inventory
         ---------

         Inventory consists of theater tickets sold to groups, individuals, travel agencies, as well as unsold theater tickets and is carried at cost using the specific identification method. Unsold ticket inventory amounted to $509,034 and $418,372 at December 31, 2002 and 2001 respectively, and sold ticket inventory, for which revenue has been deferred until the performance of the show has taken place, amounted to $6,635,277 and $6,668,072 at December 31, 2002 and 2001 respectively.

         Property and Equipment
         ----------------------

         Property and equipment are carried at cost. Depreciation is provided in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated service lives, which range from three to five years, on a straight-line basis. Leasehold improvements are amortized over the lesser of the terms of the respective leases or the service lives of the improvements. Maintenance and repairs are charged to expense when incurred.

         Goodwill and Intangible Assets
         ------------------------------

         Prior to December 31, 2001, goodwill had been amortized on a straight-line basis over its estimated useful life, which ranged from 10 to 40 years. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. As prescribed by SFAS No. 142, Hollywood Media completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. (See
Note 7).

         Impairment of Long-Lived Assets
         -------------------------------

         Effective December 31, 2001, Hollywood Media adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144"). SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30") for the disposal of a segment of a business. Consistent with SFAS No. 121, SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.


         Hollywood Media evaluates the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. Hollywood Media determines fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in 2002, 2001, or 2000 other than the asset write downs discussed in Note 10 and Note 12.

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

         In August 2002, the FASB Emerging Issue Task Force issued EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" (EITF 02-16), which addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor's products and a entity that purchases the vendor's products from a reseller. Hollywood Media early adopted EITF Issue No. 02-16 on December 31, 2002. The impact on reported results of operations for 2002 was a reduction in net revenues and a corresponding decrease in cost of sales by $1,101,683 resulting in no net impact on operating results. Management believes the impact on operations in 2001 and 2000 to be immaterial and as a result has not retroactively restated prior periods.

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

         Web Site Development Costs and Internally Developed Software
         ------------------------------------------------------------

         EITF 00-2 Accounting for Web Site Development Costs is the authoritative guidance for accounting for these website costs. In EITF- 00-2, the Task Force reached a consensus that all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1 unless a plan exists or is being developed to market the software externally. Website development costs capitalized during the year ended December 31, 2002, 2001 and 2000 was $380,815, $543,151 and $430,645 respectively. Web site development costs are generally amortized over a 3 year period.

         Certain software development costs for internally developed software have been capitalized in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs include purchased software for internal use, consulting services and costs for personnel associated with programming, coding and testing such software during the application development stage. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense in the accompanying consolidated statements of income. Software development costs are being amortized using the straight-line method over three years. Internally developed software cost capitalized during the year ended December 31, 2002 was $111,012. For the years ending 2001 and 2000 there were no internal software development costs.

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

         Hollywood Media recorded $17,689, $185,195 and $956,181 in 2002, 2001 and 2000 respectively, in barter revenue and expense relating to Internet advertising.

         Hollywood Media records barter revenue and expense under the NATO contract, which Hollywood Media acquired through its acquisition of hollywood.com, Inc. in 1999. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collected and compiled movie showtimes data for NATO member theaters and hosted web sites for certain theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provided ongoing web site maintenance services for certain theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters promoted the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before feature films that play in most NATO-member theaters. Hollywood Media recorded revenue and expense from these activities measured at the fair value of the services exchanged in accordance with APB 29 "Accounting for Nonmonetary Transactions." In 2002, 2001 and 2000 Hollywood Media recorded $993,917, $2,981,750 and $2,981,750, respectively, in revenue and expense under the NATO contract. The NATO contract is no longer in effect.

         Comprehensive Loss
         ------------------

         SFAS No. 130, "Reporting Comprehensive Income" requires that all items that are required to be recognized under accounting standards as components of comprehensive loss be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Adoption of this statement did not impact Hollywood Media's consolidated financial statements. For all periods presented, there were no differences between reported net loss and comprehensive loss.

         Segment Information
         -------------------

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosure regarding Hollywood Media's business segments is contained in Note 18.

         Loss Per Common Share
         ---------------------

         SFAS No. 128, "Earnings Per Share", requires companies to present basic and diluted earnings per share ("EPS"). Loss per common share is computed by dividing net loss after deducting dividends applicable to preferred stock, by the weighted average number of common shares outstanding as follows:

                                                 Year Ended December 31,
                                      ----------------------------------------------
                                          2002             2001             2000
                                      -------------    -------------    ------------
Net Loss                              $ (81,550,116)   $ (41,829,905)   $(51,847,500)
                                      =============    =============    ============

Weighted Average Shares Outstanding      25,679,706       26,056,911      23,270,862
                                      =============    =============    ============

Loss per Share, Basic and Diluted     $       (3.18)   $       (1.61)   $      (2.23)
                                      =============    =============    ============

         Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 6,553,249, 4,609,156 and 4,107,587 were excluded from the calculation of diluted loss per share in 2002, 2001 and 2000, respectively, because their impact was anti-dilutive.

         Stock-Based Compensation
         ------------------------

         As permitted under Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123" ("SFAS No. 148"), which amended Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), Hollywood Media has chosen to account for its Stock Plan under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, because the exercise price of Hollywood Media's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded (except as discussed in Note 13). SFAS No. 148 requires disclosure of the estimated fair value of employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values.

         Advertising Costs
         -----------------

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. As further described in Note 12, in the first quarter of 2000, Hollywood Media issued common stock and warrants with a fair value of approximately $137 million to CBS in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years and $10.8 million in cash. Hollywood Media is entitled to utilize a specified portion of this advertising each contract year. The deferred advertising is carried on Hollywood Media's balance sheet as a deferred asset and is being amortized as it is utilized over the contract period. Advertising expense recorded related to CBS advertising for 2002, 2001 and 2000 was $11,251,566, $27,822,802 and $24,244,647, respectively, and is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS Advertising." All other advertising costs are reported as selling and marketing expenses in the accompanying consolidated statements of operations and include non-cash advertising expense for barter transactions of $1,011,606, $3,166,945 and $3,937,931 for 2002, 2001 and 2000,
respectively. Refer to Note 12.

         401(K) Plan
         -----------

         Hollywood Media established a 401(K) Plan (the Plan) effective January 1, 2001. All employees of Hollywood Media meeting certain eligibility requirements, are eligible to participate in the Plan. The Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (not to exceed a statutorily prescribed annual limit). All amounts contributed by employee participants in conformance with Plan requirements and earnings on such contributions are fully vested at all times. For 2002, Hollywood Media matched 50% of the first 8% of the employee contributions in common stock with a fair value of $155,784, for those participants employed in excess of 500 hours during the year ended December 31, 2002. The match was paid in 155,784 shares of Hollywood Media common stock subsequent to December 31, 2002.

         Reclassifications
         -----------------

         Certain reclassifications were made to prior year statements to conform with the current year's presentation.

(3) ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:
    --------------------------------------------

         In January 2000, Hollywood Media completed the acquisition of the web address Broadway.com from Broadway Technologies Group (seller) for a purchase price of $1.6 million, paid with $1.0 million in cash and 35,294 shares of common stock, valued at $17 per share, the fair value of the stock on the date of the purchase agreement. The 35,294 shares of common stock issued were restricted from resale for one year. Under the terms of the purchase agreement the seller had the right to require Hollywood Media to repurchase these shares for $17 per share after one year. The seller exercised this right and Hollywood

Media became obligated to pay $452,187 to the seller representing the excess of $600,000 over the fair value of the shares on the date of exercise. The fair value of the common stock was originally recorded in equity. Upon exercise of the option we reclassified the amount of the cash liability from equity to other accrued expenses. The outstanding balance for this liability at December 31, 2001 was $114,687 and is included in other accrued expenses. In addition, in April 2001, in exchange for the seller allowing Hollywood Media to pay the obligation over 12 months, we issued to the seller a warrant to purchase 40,000 shares of common stock at an exercise price of $4.15 per share, with a fair value of $121,537, calculated using a Black Scholes option valuation model. The value of the warrant was expensed in the accompanying condensed statement of operations as other expense in 2001. The $1.6 million purchase price was recorded in the accompanying Consolidated Balance Sheet as an intangible asset. The Broadway.com web site offers a comprehensive database of professional theater showtimes listings, as well as show synopses, cast and crew credits and biographies, digitized show previews and showtunes, a community chat area, interviews and the ability to purchase Broadway, off-Broadway and London theater tickets online.

         On May 1, 2000, Hollywood Media acquired substantially all of the assets of BroadwayTheater.com, Inc. ("BroadwayTheater.com") a privately held company, for $135,000 in cash, 83,214 shares of common stock valued at $14.00 per share the closing market price on the date of issuance and options valued at $128,752 to purchase 12,500 shares of common stock at $9.75 per share. The asset purchase agreement for BroadwayTheater.com includes an earn-out provision which obligates Hollywood Media to issue additional shares of common stock to the seller each year for a three-year period if certain gross profit targets are achieved. The contingent payment is a fixed number of shares each year (28,572) if gross profit targets, representing 25% growth over the prior year, are achieved each year. The gross profit targets for the first year were satisfied. As a result, Hollywood Media issued 28,572 shares of common stock valued at $5.25 per share, the closing market price on the date of issuance, and recorded the $150,003 as goodwill. On May 15, 2002 as the gross profit targets for the second year were met, Hollywood Media issued 28,571 shares of common stock valued at $110,284 and recorded the $110,284 as goodwill. A total of 28,571 contingent shares remain at December 31, 2002. BroadwayTheater.com sells live theater tickets online predominately for Broadway, off-Broadway and London's theater performances, through Broadway.com which is owned by Hollywood Media. BroadwayTheater.com was consolidated operationally into Broadway.com.

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

         The purchase price was allocated to assets and liabilities acquired as follows:

                                                         BroadwayTheater.com and
                                              AlwaysI                TDI
                                               2001                 2000
                                            -----------          -----------

Tangible assets (excluding cash acquired)   $   515,000          $   981,500
Goodwill                                        405,132            2,754,271
Liabilities assumed                                  --           (1,639,008)
                                            -----------          -----------
Total purchase price                            920,132            2,096,763
Less value of common stock issued            (1,220,132)          (1,799,468)
                                            -----------          -----------

Paid, net of cash acquired                  $  (300,000)         $   297,295
                                            ===========          ===========

Net cash acquired                           $  (300,000)         $  (143,505)
Acquisition costs                                    --              440,800
                                            -----------          -----------
Cash paid, net of cash acquired             $  (300,000)         $   297,295
                                            ===========          ===========


         The following are unaudited pro forma combined results of operations of Hollywood Media and TDI for the year ended December 31, 2000, as if the acquisition had occurred on January 1, 2000:

                                                Year Ended
                                                December 31,
                                                   2000
                                               ------------
         Net revenues                          $ 48,019,715
                                               ============

         Net loss                              $(51,708,630)
                                               ============

         Pro forma diluted loss per share      $      (2.22)
                                               ============

         Weighted average shares outstanding     23,319,536
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

         On January 14, 2002, Fountainhead Media Services ("FMS"), FilmTracker's parent company, acquired a 20% equity interest in our subsidiary that owns Baseline, Inc. ("Baseline"), a wholly owned subsidiary of Hollywood Media, for $4 million. Consideration consisted of a $2 million promissory note payable to Hollywood Media in installments over a five-year period with a final payment of approximately $1.2 million, and the contribution of the FilmTracker database, intellectual property rights, and all existing contracts with a stated value of $2 million. The promissory note is secured by the 20% equity interest in Baseline held by FMS. FMS will have the right to convert its 20% equity interest in Baseline into common stock of Hollywood Media at any time during the two-year period following the payment in full of the promissory note based upon a multiple of Baseline's EBITDA (earnings before interest, taxes, depreciation and amortization) for the year preceding the conversion. For purposes of any such conversion, Hollywood Media's stock will be valued at the greater of (i) $7.50 per share, and (ii) the average closing price of the stock on the Nasdaq Stock Market for the 15 trading days preceding the notice of conversion. Hollywood Media will also have the right to cause the conversion of the equity interest in Baseline to Hollywood Media common stock at any time after the earlier of the payment in full of the promissory note and January 14, 2006. For accounting purposes this transaction is treated as an acquisition of the FilmTracker assets in exchange for:

         o an issuance of a five year option on Baseline stock with a $2 million exercise price and
         o the issuance of a put and call option on Hollywood Media common stock.

         Pursuant to an appraisal by a third party completed in the third quarter of 2002, the value of the option in Baseline stock and the put and call options in Hollywood Media was determined to be $2,254,070 and was assigned to the FilmTracker assets. The purchase price of $2,254,070 was allocated as follows: 1) $1,072,000 to fixed assets (equipment, software, etc.) and 2) $1,182,070 to intangible assets (amortization period 5 years).

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK:
    ---------------------------------------------------------------------

         The carrying amounts of cash and cash equivalents, receivables and accounts payable, approximate fair value due to the short maturity of the instruments. The carrying value of notes payable approximates fair value because the interest rates approximate the market rates.

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company's cash management and investment policies restrict investments to low risk, highly-liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. Accounts receivable from customers outside the United State at December 31, 2002 were not significant. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts for accounts which management believes may have become impaired and, to date, losses have not been significant. The allowance for doubtful accounts was $307,398, $375,681 and $567,702 at December 31, 2002, 2001 and 2000, respectively. See Note 2 - Summary of Significant Accounting Policies for further discussion on allowance for doubtful accounts.

(5) RECENTLY ISSUED ACCOUNTING STANDARDS:
    -------------------------------------

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB No. 30). The Company adopted SFAS No. 144 on December 31, 2002. The adoption did not affect the Company's financial position or results of operations for the periods presented.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The provisions of SFAS No. 145 shall be applied effective fiscal years beginning after May 15, 2002, with early application encouraged. The Company adopted SFAS No. 145 on December 31, 2002. The adoption did not affect the Company's financial position or results of operations for the periods presented.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. It is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 on December 31, 2002. The adoption did not affect the Company's financial position or results of operations for the periods presented.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" (SFAS No. 148). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years ending after December 15, 2002. Pursuant to the provisions of SFAS No. 148, the Company has added the required disclosures to the "Stock-Based Compensation" subsection in the "Summary of Significant Accounting Policies" section below.

         In August 2002, the FASB Emerging Issue Task Force issued EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" (EITF 02-16), which addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor's products and a entity that purchases the vendor's products from a reseller. Hollywood Media early adopted EITF Issue No. 02-16 on December 31, 2002. The impact on reported results of operations on 2002 was a reduction in net revenues and a corresponding decrease in cost of sales by $1,101,683 resulting in no impact on operating results. Management believes the impact on operations in 2001 and 2000 to be immaterial.

(6) PROPERTY AND EQUIPMENT, NET:
    ----------------------------

         Property and equipment, net consists of:

                                                     December 31,
                                               --------------------------
                                                  2002            2001
                                               -----------    -----------
         Furniture and Fixtures                $ 1,047,424    $   638,715
         Equipment                               5,088,181      3,136,915
         Web Development                           794,488        794,488
         Equipment Under Capital Leases          1,180,709      1,086,041
         Leasehold Improvements                    265,981        122,929
         Deferred Project Costs                     21,258        201,630
                                               -----------    -----------
                                                 8,398,041      5,980,718
         Less:  Accumulated Depreciation and

                      Amortization              (4,834,472)    (3,188,206)
                                               -----------    -----------
                                               $ 3,563,569    $ 2,792,512
                                               ===========    ===========


         Depreciation and amortization expense of property and equipment was $1,851,265, $1,557,554 and $1,089,569 for the years ended December 31, 2002,
2001 and 2000, respectively. Depreciation and amortization expense for equipment under capital leases was $323,743, $212,939 and $103,390 for the years ended December 31, 2002, 2001 and 2000, respectively.

(7)      GOODWILL AND OTHER INTANGIBLE ASSETS:
         -------------------------------------

         Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. As prescribed by SFAS No. 142, the Company completed the transitional goodwill impairment test by the second quarter of 2002. As result of this test, no impairment charge was taken as the fair value of the reporting units exceeded the carrying amount.

         The following pro forma information presents the consolidated results of operations of Hollywood Media as if the adoption of SFAS No. 142 had occurred on January 1, 2000.

                                                        Year ended December 31,
                                             --------------------------------------------
                                                 2002            2001            2000
                                             ------------    ------------    ------------
Reported net loss                            $(81,550,116)   $(41,829,905)   $(51,847,500)
Goodwill amortization                                  --       5,253,728       5,067,299
                                             ------------    ------------    ------------

Adjusted net loss                            $(81,550,116)   $(36,576,177)   $(46,780,201)
                                             ============    ============    ============
Basic and diluted loss per share:
Reported net loss                            $      (3.18)   $      (1.61)   $      (2.23)
Goodwill amortization                                  --             .20             .22
                                             ------------    ------------    ------------
Adjusted net loss                            $      (3.18)   $      (1.41)   $      (2.01)
                                             ============    ============    ============
Weighted average shares, basic and diluted     25,679,706      26,056,911      23,270,862
                                             ============    ============    ============

         The following table reflects the changes in the net carrying amount of goodwill by operating segment for the year ended December 31, 2002:

                                Balance at                                             Balance at
                               December 31, Impairment                                 December 31,
                                  2001       Charge       Acquisition     Other           2002
                              -----------   ---------     -----------   -----------    ----------
Broadway Ticketing            $ 3,373,858   $      --     $        --   $   110,284   $ 3,484,142
Data Business                  15,842,976          --          10,000            --    15,852,976
Internet Ad Sales and Other    21,188,793          --              --            --    21,188,793
Intellectual Properties           248,057          --              --            --       248,057
                              -----------   ---------     -----------   -----------    ----------

Total                         $40,653,684   $      --     $    10,000   $   110,284   $40,773,968
                              ===========   =========     ===========   ===========   ===========


         Accumulated amortization of goodwill was $13,100,609 as of December 31, 2002 and December 31, 2001.

         Prior to the adoption of SFAS 142, goodwill relating to the acquisition of Tekno Books and Fedora, Inc. was being amortized on a straight-line basis over 20 years. Goodwill relating to all other acquisitions and investments was being amortized on a straight-line basis over 10 years. Refer to Note 5 for a discussion of recently issued accounting standards.

Intangible Assets consist of the following:

                                                          Balances at December 31,
                                                      2002                         2001
                                            -------------------------    -------------------------
                                                Gross                      Gross
                                              Carrying    Accumulated     Carrying      Accumulated
                                               Amount    Amortization      Amount      Amortization
                                            -----------   -----------    -----------   -----------
NATO contract acquired with hollywood.com   $ 4,567,513   $(4,567,513)   $ 4,567,513   $(4,040,346)
Patents and trademarks                          203,368       (99,915)       203,368       (87,927)
Web addresses                                 2,167,500      (984,112)     2,167,500      (550,273)
Other                                           127,914       (25,244)        87,917        (3,663)
Baseline technology                           1,182,070      (228,774)            --            --
                                            -----------   -----------    -----------   -----------

Total                                       $ 8,248,365   $(5,905,558)   $ 7,026,298   $(4,682,209)
                                            ===========   ===========    ===========   ===========

         Amortization expense for the net carrying amount of intangible assets at December 31, 2002 is estimated to be $707,823 in 2003, $707,823 in fiscal 2004, $533,116 in fiscal 2005, $326,905 in fiscal 2006, and $23,628 in fiscal
2007.

         The National Association of Theatre Owners ("NATO") contract expired in April 2002. Patents and trademarks are being amortized on a straight-line basis over 17 years. Web addresses and other are amortized over 5 years. The Baseline Technology is being amortized over five years. See Note 3 for further discussion on the FilmTracker acquisition.

(8) CAPITAL LEASE OBLIGATIONS:
    --------------------------

         Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2002 are as follows:

                   Year                                              Amount
                   ----                                            ---------
                   2003                                              374,942
                   2004                                              171,733
                   2005                                               74,557
                   2006                                               26,725
                   2007                                                   --
                                                                  ----------

                   Minimum lease payments                            647,957
                   Less amount representing interest                 (69,328)
                                                                  ----------

                   Present value of net minimum lease payments       578,629
                   Less: current portion                            (340,083)
                                                                  ---------
                                                                  $  238,546
                                                                  ==========

         In June 2001, Hollywood Media issued 88,000 shares of common stock valued at $495,795 as a payment towards outstanding capital lease obligations related to our former brick and mortar retail operations, pursuant to the terms of a settlement agreement. The total settlement was $796,000, payable in common stock with the balance payable in monthly installments of cash, and was fully paid during 2002.

(9) DEBT:
    -----

         In connection with the TDI acquisition on September 15, 2000, Hollywood Media signed two promissory notes payable to the former owner. The first is an interest bearing note payable with a face value of $500,000, principal payable monthly. The note bears interest at Citibank, N.A. prime plus 1% annum (5.75% at December 31, 2001). The second promissory note is a one year non-interest bearing note with a face value of $250,000. The outstanding balance due under the notes payable at December 31, 2002 is $250,000. An agreement was reached on March 31, 2002 between Hollywood Media and the former owner of TDI that the remaining notes payable balance, plus interest, would be paid either in cash or in restricted common stock of Hollywood Media. As a result of this agreement, $70,000 in interest was accrued in 2002.

         In the event that Hollywood Media requires additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $5 million through May 21, 2003, and from that date through January 1, 2004 such commitment is reduced to an amount not to exceed $3.5 million, if needed to enable Hollywood Media to meet its working capital requirements; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media generates cash from financings, operational cash flow or a sale of a division or subsidiary of Hollywood Media Corp. The proceeds received from the issuance of the Senior Convertible Debentures in May 2002 did not reduce the amount of the commitment. This commitment terminates January 1, 2004. Through May of 2002, advances of $1,651,000 were provided to Hollywood Media under this commitment, $450,000 was advanced in the prior year, and $2,101,000 was repaid in the second quarter of 2002. These advances bear interest at the JP Morgan prime rate. Interest expense in 2002 on these advances was $16,684. There was no outstanding balance under this commitment at December 31, 2002.

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price of $3.46 per share. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible debentures if the debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at exercise prices ranging from $3.78 to $3.91 per share. If on May 22, 2003, an investor holds at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, then the exercise price of the warrants held by such investor will decrease to $3.46 per share which equals the conversion price of the debenture. The Debentures and Warrants contain anti-dilution provisions as more fully described in the agreements. In addition, the investors will have the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. A total of $389,095 in debt issuance costs were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the warrants issued to the debenture holders.) During 2002, $75,657 was recognized as interest expense from the amortization of the debt issuance costs.

         The warrants granted to these investors were recorded at a relative fair value of $1,608,422 using Black Scholes option valuation model. The assumptions used to calculate the value of the warrants using Black Scholes are as follows: a volatility of 83.7%, a 5 year expected life, exercise prices of $3.91 and $3.78 per share, a stock price of $3.27 per share and a risk free interest rate of 4%. The value of the beneficial conversion feature of the Debenture was $1,295,416. The value of the warrants and the beneficial conversion feature will be amortized to interest expense over 3 years, using the effective interest method. The value of the warrants and the beneficial conversion feature of the Debenture were recorded as a discount to the convertible debenture and included in additional paid-in capital. During the year ended December 31, 2002, Hollywood Media recorded $434,065 as interest expense for the accretion of the discount on the convertible debentures.

         On May 20, 1999, Hollywood Media delivered a $1,928,138 one-year unsecured promissory note of Hollywood Media payable to Times Mirror as partial consideration for the acquisition of hollywood.com, Inc. This note was paid on June 16, 2000 by issuing 152,548 shares of Hollywood Media's common stock valued at $12.64 per share.

(10) ACCRUED RESERVE FOR CLOSED STORES:
     ----------------------------------

         In 1998, Hollywood Media aggressively pursued closure of its retail kiosk locations, terminating 15 of 29 mall leases. In 1999, Hollywood Media decided to exit its brick and mortar retail operation altogether and closed its remaining stores. Following the decision in 1999 to fully exit the brick and mortar retail business, including franchise operations, Hollywood Media negotiated a settlement with a franchisee to avoid threatened litigation. In connection with the settlement Hollywood Media issued 100,000 unregistered shares of common stock valued at $1,650,000 to the franchisee. The shares were issued in February 2000 and were valued at $16.50 per share, the market price on the close of business the day prior to the date of issuance. In 2000 Hollywood Media made cash payments totaling $21,104 in connection with lease settlements and recorded additional charges of $233,763 associated with exiting its brick and mortar retail business. These charges included approximately $53,034 in an upward revision to the estimated cost of lease obligations, $50,000 in additional estimated costs for settling the remaining lease obligations and $130,729 of additional asset write-offs related to Hollywood Media's retail business. The balance at December 31, 2000 of $798,362 consists primarily of estimated liabilities remaining on lease obligations. The balance at December 31, 2002 of $27,500 consists of an estimate of Hollywood Media's obligation under a lease for a kiosk location that was abandoned. This matter is the subject of outstanding litigation against Hollywood Media. Management expects this lease matter to be resolved within 2003.

The rollforward of the activity in reserve for closed stores is as follows:

                                 Beginning                     Non-Cash         Cash
                                  Balance      Provision       Charges          Paid         Other          Balance
                                -----------   -----------    -----------    -----------    -----------    -----------
December 31, 2000
-----------------

Activity-provision
for closed stores:
 Write down of fixed assets
   held, not in use                      --       130,729       (130,729)            --             --             --
 Lease exit costs-contractual       666,432        53,034             --        (21,104)            --        698,362
 Lease exit costs-estimated
   settlement costs                  50,000        50,000             --             --             --        100,000
 Costs to settle
  franchise rights                1,650,000            --             --             --     (1,650,000)            --
                                -----------   -----------    -----------    -----------    -----------    -----------

 Total December 31, 2000        $ 2,366,432   $   233,763    $  (130,729)   $   (21,104)   $(1,650,000)   $   798,362
                                ===========   ===========    ===========    ===========    ===========    ===========

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
                                ===========   ===========    ===========    ===========    ===========    ===========

December 31, 2002
-----------------

Activity-provision
for closed stores:
 Lease exit costs-contractual        42,144       (14,644)            --             --             --         27,500
 Lease exit costs-estimated
   settlement costs                      --            --             --             --             --             --
                                -----------   -----------    -----------    -----------    -----------    -----------
  Total December 31, 2002       $    42,144   $   (14,644)   $        --    $        --    $        --    $    27,500
                                ===========   ===========    ===========    ===========    ===========    ===========

(11) ACCRUED EXPENSES AND OTHER:
     ---------------------------

         Accrued Expenses and Other consist of the following:

                                                                December 31,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------

         Compensation and benefits                       $1,272,908   $  802,308
         Accrued liability - theater tickets purchased           --      430,323
         Professional fees                                  465,331      249,207
         Accrued loan guarantee                             400,000           --
         Accrued hotel package expense                      254,552           --
         Accrued credit card fees                            79,058       51,363
         Insurance                                           78,150      130,811
         Licensing fees                                      25,288       47,517
         Interest                                           163,765       24,069
         Royalties                                           23,166       44,517
         Advances From Third Party                          337,478      341,856
         Other                                              755,185      407,310
                                                         ----------   ----------
                                                         $3,854,881   $2,529,281
                                                         ==========   ==========

(12) OFFERINGS OF SECURITIES:
     ------------------------

         In October 1999 Hollywood Media issued 135,000 shares of common stock valued at $2,295,010 to AOL Latin America S.L. ("AOL-LA") plus a ten-year warrant to purchase 100,000 shares of common stock at an exercise price of $21.42 per share and valued at $1,079,350 using the Black Scholes, in exchange for a four-year Interactive Services agreement which provided anchor tenant placement for Spanish and Portuguese versions of the Hollywood.com web site on AOL-LA. Hollywood Media created and launched Brazilian, Mexican and Argentinean versions of the Hollywood.com web site in Spanish and Portuguese languages. During the initial four-year term of the agreement Hollywood Media would be entitled to all advertising revenues sold on Hollywood Media's Latin American sites and all product revenues generated by the Big-E web site. In addition, Hollywood Media would be entitled to 65% of any advertising revenues sold on each of Hollywood Media's Latin American web sites by representatives of AOL-LA. This contract was valued at $3,374,360 (the fair value of the equity instruments given) in 1999 and was being amortized over the four-year term of the agreement. Amortization expense of $140,598 is included in the accompanying 1999 consolidated statement of operations. This asset was used to generate advertising revenue on Hollywood Media's web sites targeted to users in Latin America. During the fourth quarter of 2000, Hollywood Media recognized that due to poor economic conditions in Latin America, weak advertising revenues, and lower than expected traffic levels and subscribers, Hollywood Media could no longer expect any significant cash flows from Latin American business. As a result, management's forecast indicated that the carrying value of the asset was not realizable and the entire remaining balance of the asset was written off in December 2000. Amortization expense in the accompanying 2000 consolidated statement of operations includes $3,233,762, representing amortization recorded in the first three quarters of 2000 and the write off of the remaining carrying value in the fourth quarter of 2000 related to this agreement.

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

         On January 3, 2000, Hollywood Media issued 6,672,031 shares of common stock valued at $19.50 per share or $130,104,605 to CBS in exchange for CBS advertising, promotion and content over a seven year period and $5,303,030 in cash. In addition, CBS received a contingent warrant to purchase 1,178,892 shares of common stock exercisable by committing to provide $5,468,501 of additional advertising to be used over a two-year period and paying $5,468,501 in cash. CBS delivered the required consideration and exercised the warrant on March 28, 2000. The fair value of the warrant was determined to be $12,583,282 using Black Scholes as of March 28, 2000, the commitment date for the transaction. The fair value of common stock and warrants issued to CBS was recorded on the balance sheet as deferred advertising. In 2000, Hollywood Media issued Viacom warrants to purchase 100,000 shares of stock at an exercise price of $7.82 per share in connection with certain marketing commitments of Hollywood Media. These warrants were valued at $201,892, using Black Scholes. Hollywood Media was entitled to receive a fixed amount of advertising over each contract year; therefore the advertising is amortized as it is utilized over the contract period. Hollywood Media amortized $11,251,566, $27,822,802 and $24,244,647 in
CBS advertising for 2002, 2001 and 2000, respectively. In 2001 and 2000, Hollywood Media recorded $1,500,000 and $1,875,000, respectively in advertising revenues received from Viacom. In 2001, Hollywood Media received a prepayment of $1,600,000 from Viacom for advertising services to be delivered in 2002 and 2003. At December 31, 2001, the $1.6 million was recorded as deferred revenue in the accompanying consolidated balance sheet. In 2002, Hollywood Media recorded $533,334 against this deferred revenue. On August 28, 2002, an Exchange Agreement was entered into between Hollywood Media and Viacom, as detailed below, pursuant to which Viacom reconveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media common stock and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. Viacom also paid Hollywood Media $2.0 million in cash, and Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties through December 31, 2003. As a result of the Exchange Agreement, Hollywood Media recorded a non-cash impairment loss of $58,341,346 in August 2002. At August 28, 2002, the value of the deferred revenue remaining on Hollywood Media's balance sheet was $1,066,666. The balance reduced the impairment loss recorded and the aggregate impairment loss recorded in August 2002 was thus $57,274,680.

         On February 8, 2000, Hollywood Media issued 100,000 shares of common stock valued at $1,650,000 in order to reacquire territorial rights as per a franchise agreement. See Note 10.

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

         On August 22, 2000, Hollywood Media issued 358,423 shares of common stock in a private placement at a purchase price of $8.37 per share. In addition, Hollywood Media issued to the same investors warrants to purchase an aggregate of 60,000 shares of common stock at a price of $10 per share. These warrants have been valued at $358,016 using Black Scholes and are recorded as additional paid in capital. Hollywood Media incurred $93,977 in transaction costs and issued 7,168 shares of common stock as a fee to the placement agent. Hollywood Media also issued warrants to these investors. The right to purchase additional shares under the warrants was determined at the conclusion of each of ten thirty-day adjustment periods based on the "market price" during each adjustment period. The adjustment periods are the thirty-day periods ending December 8, 2000 and each of the nine succeeding thirty-day periods ending September 6, 2001. If the market price was below $9.63 during any adjustment period, Hollywood Media was obligated to issue additional shares to the investors for no additional consideration. The exact number of shares issuable upon exercise of a warrant during each adjustment period was equal to (1) $9.63 minus the market price, divided by (2) the market price, and multiplied by (3) 35,842. Hollywood Media issued 30,760 shares of common stock as adjustment shares to the investors in December 2000. The adjustment shares were recorded as additional paid-in capital. In 2001, warrants to acquire 70,000 shares of common stock at exercise prices of $3.00 and $4.25 per share and valued at $266,322 using Black Scholes were granted to the placement agents and recorded as additional paid-in capital.

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

         The investors of the May 2001 private placement were entitled to receive additional shares of common stock upon exercise of the series B adjustment warrants for no additional consideration if the average market price of the common stock (as defined) as of October 30, 2001, December 16, 2001, March 16, 2002, June 16, 2002 or September 16, 2002 was less than $5.19 per share. The series B warrants were exercisable on the last day of each twenty trading day period beginning on each of these five dates. The market price of the common stock under the series B warrants was defined as the average of the ten lowest closing sales prices of the common stock during the twenty trading days following each of these five dates, but not less than $2.15. The number of shares issuable upon exercise of a series B warrant on the first of these five exercise dates is equal to (1) $5.19 minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each series B warrant. The number of shares issuable upon exercise of a series B warrant on each of the subsequent four exercise dates is equal to (1) the lower of $5.19 and the lowest market price as of any prior exercise date minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each series B warrant. In December 2001, Hollywood Media issued 771,407 shares of common stock to the investors pursuant to the formula set forth in the warrant. No additional shares are issuable in the future under the warrants. In addition, in December 2001, 35,601 additional shares of common stock were issued to the investors pursuant to the Registration Rights Agreement. The shares issued are included in additional paid-in capital.

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

         On January 2, 2002, Hollywood Media issued 520,682 shares of restricted common stock pursuant to the 2000 Stock Incentive Plan, to Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, in accordance with the exchange and cancellation on December 14, 2001, of 1,045,000 stock options. The approximate fair value of the stock options was $2,280,587 at December 14, 2001, and was equal to the fair value of the restricted stock for which it was exchanged. The shares vested on January 1, 2003. Compensation expense of $2,174,368 was recorded for the year ended December 31, 2002 with respect to this transaction.

         Hollywood Media issued a total of 43,044 shares of common stock valued at $187,217 during the first quarter 2002 to extend the term of a promissory note that Hollywood Media guaranteed. In 1999, Hollywood Media loaned approximately $1.7 million to the former owner ("borrower") of CinemaSource (currently an employee of

CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000. The outstanding balance of the loan at December 31, 2002 was approximately $460,000 and is collaterized by 51,191 shares of Hollywood Media stock that was pledged by the borrower to the third party. The borrower on the note is obligated to pay to Hollywood Media an amount equal to 50% of the value of the shares issued to extend the maturity date of the note, to the extent of any remaining collateral after the note is fully paid. Hollywood Media recorded $246,030 as interest expense during 2002. As of December 31, 2002, the Company accrued in "accrued expenses and other," $400,000 for the difference between the face value of the promissory note and the value of the underlying stock collaterizing the note.

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

         During the first quarter of 2002, Hollywood Media completed net issuances of 34,644 shares of common stock upon the exercise of outstanding stock options and warrants for which no proceeds were received. Additionally, in accordance with EITF Issue No. 00-23 "Issues Related to the Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44", Hollywood Media recorded $97,633 of compensation expense.

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

         In May 2001, Hollywood Media sold 1,252,789 shares of common stock to three investors (Viacom, Societe Generale, and Velocity) in a private placement. These investors were, under certain circumstances entitled to receive additional shares of common stock upon exercise of the series B warrants for no additional consideration if the average market price of Hollywood Media's common stock falls below a specified average price per share. The series B warrants were exercisable on the last day of each twenty trading day period that began on June 16, 2002 and September 16, 2002. The market price of the common stock under the series B warrants is defined as the average of the ten lowest closing sales prices of the common stock during the twenty trading days following each of these two dates, but can be no less than $2.15. The number of shares issuable upon exercise of a series B warrant on each of the two exercise dates was equal to (1) the lower of $3.03 or market price minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each series B warrant. On July 24, 2002, Hollywood Media issued 218,009 shares of common stock pursuant to an exercise notice received from Viacom for the June 16, 2002 adjustment period; no further common shares are issuable to Viacom in this private placement. In addition, Viacom subsequently returned the shares and warrants issued pursuant to an exchange agreement entered into on August 28, 2002, see further description below. One of the investors, Societe Generale, failed to comply with certain provisions of the Securities Purchase Agreement between the parties and therefore Hollywood Media believes that Societe Generale is not entitled to any of the additional 328,275 shares of common stock that may otherwise be issuable to it under the warrants. On May 21, 2002, Hollywood Media entered into an agreement with Velocity, an investor that participated in the May 2001 private placement, to cancel the outstanding series B Warrant dated May 1, 2001 and in consideration amended the terms of the series A warrant dated May 1, 2001 held by Velocity to change the exercise price of the series A warrant from $6.44 per share to $5.25 per share. Therefore, no further shares are issuable to Velocity on account of the series B warrant. In summary, no further shares are issuable to any of the three investors on account of the series B warrants.

         On August 28, 2002, an Exchange Agreement ("Exchange Agreement"), was entered into among Hollywood Media, its wholly owned subsidiaries, hollywood.com, Inc. and Broadway.com, Inc., and Viacom Inc. Pursuant to the Exchange Agreement, Viacom reconveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media's common stock, $.01 par value per share, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. The common stock and warrants had a fair value of $10,656,657 at the time of the Exchange Agreement. Viacom also paid Hollywood Media $2.0 million in cash. Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties for use through December 31, 2003. Each of the Advertising and Promotion Agreement and Content License Agreement, dated as of January 3, 2000, between hollywood.com, Inc. and Viacom, including hollywood.com, Inc.'s right to air additional advertising and promotion on CBS properties, were terminated. The remaining recorded value of the terminated advertising and promotion under the Advertising and Promotion Agreement and Content License Agreement at the time of the Exchange Agreement was $70,998,003 (representing approximately $49 million in stated advertising). Hollywood Media recorded a non-cash impairment loss of $58,341,346 in August 2002, the difference between the advertising cancelled and the fair value of the common stock and warrants returned by Viacom, plus the $2.0 million in cash paid by Viacom. In addition, during 2001 Viacom had prepaid to Hollywood Media, in cash, for advertising to be delivered in 2002 and 2003. At August 28, 2002, the value of the deferred advertising revenue remaining on Hollywood Media's balance sheet was $1,066,666. This balance reduced the impairment loss recorded. The aggregate impairment loss recorded in August 2002 was $57,274,680.

         On October 3, 2002, Hollywood Media issued 52,896 shares of common stock valued at $63,518 to the holders of the convertible debentures for interest due for the period July 1, 2002 to September 30, 2002.

         On October 15, 2002, Hollywood Media issued 12,594 shares of common stock valued at $15,123 to the holders of the convertible debentures for interest due for the period July 1, 2002 to September 30, 2002.

         During the year ended December 31, 2002, Hollywood Media issued stock options and warrants valued at $641,269 to independent third parties for services rendered.

         Pursuant to Hollywood Media's stock repurchase plan, during the year ended December 31, 2002 Hollywood Media repurchased 111,600 shares of common stock. Cumulatively, Hollywood Media has repurchased 638,600 shares of common stock for an aggregate consideration of $4,216,915 at an average price of $6.60 per share. This plan is no longer in effect.

         In addition to the transactions described above, Hollywood Media occasionally issues equity instruments to third parties in exchange for services. In summary, during 2002, 2001 and 2000, Hollywood Media issued equity instruments with an aggregate fair value of $934,364, $709,640 and $457,781 respectively, in exchange for services. Equity instruments issued for services in 2002 include options and warrants to purchase 519,845 shares of common stock with an aggregate fair value of $934,364. Equity instruments issued for services in 2001 include 64,764 shares of common stock valued at $342,530 and options and warrants to purchase 202,170 shares of common stock with an aggregate fair value of $367,110. Equity instruments issued for services in 2000 include 14,511 shares of common stock valued at $105,834 and options and warrants to purchase 172,800 shares of common stock with an aggregate fair value of $351,947. Shares of common stock issued for services are valued at the market price of our common stock. Stock options and warrants are valued using the Black Scholes valuation model. The value of the equity instruments is calculated as of the measurement date, which is usually the date that performance is assured.

         The table below summarizes the nature of services received, fair value of equity instruments issued and the classification in the accompanying statements of operations.

                                                Year Ended December 31,
                                            ------------------------------
                                              2002       2001       2000
                                            --------   --------   --------
Cost of sales

  Royalty                                   $     --   $ 24,084   $     --


General and administrative expenses
  Consulting services (a)                    641,269    221,435    150,056
  Packaging fees                                  --     95,044     28,824

Selling and marketing
  Marketing services                              --         --    201,891

Salaries and benefits
  Employee stock bonus                            --    122,009     29,065
  Stock incentive program                    293,095     77,977         --
  Acceleration of vesting                         --     47,500         --
  Other expense                                   --    121,591         --

Interest expense                                  --         --     47,945
                                            --------   --------   --------
                                            $934,364   $709,640   $457,781
                                            ========   ========   ========


(a) Consulting services include payments to third parties for investor relation services and investment banking services.

(13) STOCK OPTION PLANS AND EMPLOYEE STOCK BASED COMPENSATION:
     ---------------------------------------------------------

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

         The 1993 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Options are granted under the 1993 Plan on such terms and at such prices as determined by the Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant, or after the expiration of 10 years from the date of grant. Options granted under the

1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorizes Hollywood Media to make loans to employees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the rate of interest payable by Hollywood Media to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. No such loans were made in 2002, 2001 or 2000.

         As of December 31, 2002, options to purchase 2,047,452 shares of common stock were outstanding under the 1993 Plan and 139,560 options issued under the 1993 Plan had been exercised.

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

         As of December 31, 2002, options to purchase 145,867 shares of common stock were outstanding under the 2000 Plan and 98,265 options issued under the 2000 Plan were exercised during 2002.

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

         As of December 31, 2002, options to purchase 85,477 shares of common stock were outstanding under the Directors Plan and no shares have been exercised.

         On December 14, 2001, Hollywood Media cancelled 1,045,000 stock options that were issued to Hollywood Media's Chairman of the Board and Chief Executive Officer and Vice Chairman and President in exchange for the issuance of 520,682 shares of restricted common stock. The approximate value of the stock options, utilizing Black Scholes, was equal to the value of the stock for which it was exchanged. The shares were issued on January 2, 2002 and all such shares were vested on January 1, 2003. The shares were valued at $2,280,587 on December 14, 2001 and recorded as deferred compensation in accompanying consolidated balance sheet. Compensation expense of $2,174,368 and $106,219 was recorded in 2002 and 2001, respectively.

A summary of all stock option and warrant transactions for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                          Stock Options               Warrants
                                     ---------------------     ----------------------
                                                   Weighted                  Weighted
                                                   Average                   Average
                                     Stock Option  Exercise                  Exercise
                                       Shares       Price        Shares        Price
                                     ----------     ------     ----------      ------

Outstanding at December 31, 1999      2,790,151   $   14.10     1,126,776    $   10.07
Granted                                 771,808       11.36     1,505,427         5.91
Exercised                              (128,123)       6.06    (1,352,749)        4.94
Cancelled                              (713,346)      15.58       (17,357)        5.31
                                     ----------                ----------

Outstanding at December 31, 2000      2,720,490       13.70     1,262,097        11.97
Granted                               1,162,014        4.43       809,059         5.78
Exercised                               (56,210)       3.57            --        --
Cancelled                            (1,212,635)      15.60       (26,984)        8.01
Expired                                 (37,675)       6.26       (11,000)        7.80
                                     ----------                ----------

Outstanding at December 31, 2001      2,575,984        8.92     2,033,172         9.58
Granted                                 303,500        3.37       971,590         3.12
Exercised                               (42,555)       4.01       (50,000)        3.70
Cancelled                              (468,758)       9.03      (262,973)        6.96
Expired                                 (89,375)      17.37       (64,735)       16.08
                                     ----------                ----------

Outstanding at December 31, 2002      2,278,796   $    7.92     2,627,054    $    7.33
                                     ==========                ==========

         At December 31, 2002, a total of 952,548 and 64,523 options were available for future grant under the 1993 Plan and Directors Stock Option Plan, respectively. At December 31, 2002 there were 1,286,439 options available for future grant under the 2000 Plan. Additionally, at December 31, 2002, 2001 and 2000, 1,156,788, 1,043,644 and 998,616 stock options and 2,607,584, 1,963,702 and 560,227 warrants were exercisable, respectively.

         The weighted average fair value of all options and warrants granted in 2002, 2001 and 2000 was $2.10, $2.78 and $7.76 per share, respectively.

         The exercise prices of some options differ from the market price of the stock on the grant date. The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date.

                                                    2002      2001       2000
                                                    ----      ----       ----
Exercise Price Equals Market Price
  Weighted average exercise price                  $ 3.48    $ 4.40    $ 11.96
  Weighted average fair value                        2.69      2.86      10.01

Exercise Price Exceeds Market Price
  Weighted average exercise price                    3.67      5.32      10.16
  Weighted average fair value                        2.48      2.72       8.77

Exercise Price is Less Than Market Price
  Weighted average exercise price                    1.72      3.50      19.10
  Weighted average fair value                         .97      3.03      16.24


The following table summarizes information about stock options and warrants outstanding at December 31, 2002:

                        OPTIONS AND WARRANTS OUTSTANDING                                        EXERCISABLE
---------------------------------------------------------------------------------    ----------------------------------
                                                  Weighted
                                                   Average           Weighted                               Weighted
       Range of                                   Remaining           Average                               Average
       Exercise                 Number           Contractual         Exercise            Number             Exercise
        Price                Outstanding        Life (Years)           Price           Exercisable           Price
-----------------------     ---------------    ----------------    --------------    ----------------     -------------
$  .01      -     2.99          497,764               3.11        $    1.57               365,764         $   1.63
  3.00      -     5.99        2,243,689               3.16             4.37             1,557,912             4.39
  6.00      -     7.99          845,081               2.69             6.56               734,206             6.54
  8.00      -    14.75          482,469               1.88            10.85               396,016            10.68
 14.76      -    17.75          353,211               2.29            17.07               249,397            17.10
 17.76      -    23.00          483,636               2.22            20.48               461,077            20.49
                             ----------                                                ----------
                              4,905,850                            $    7.60            3,764,372         $   8.02
                             ==========                                                ==========

         Had compensation cost for the 1993 Plan and the Directors Stock Option Plan been determined consistent with SFAS No. 123, as amended by SFAS No. 148, Hollywood Media's net loss and loss per share would have increased to the following pro forma amounts:

                                                                       Year ended December 31,
                                                             --------------------------------------------
                                                                 2002            2001           2000
                                                             ------------    ------------    ------------
Reported net loss                                            $(81,550,116)   $(41,829,905)   $(51,847,500)
Non-cash compensation expense under intrinsic value method         97,633              --              --
Stock-based employee compensation expense under the fair
  value method                                                 (4,045,923)     (6,954,413)     (7,947,935)
                                                             ------------    ------------    ------------

Adjusted net loss                                            $(85,498,406)   $(48,784,318)   $(59,795,435)
                                                             ============    ============    ============

Reported net loss per share                                  $      (3.18)   $      (1.61)   $      (2.23)
                                                             ============    ============    ============

Adjusted net loss per share                                  $      (3.33)   $      (1.87)   $      (2.57)
                                                             ============    ============    ============

Number of ordinary shares used in computation
  basic and diluted                                            25,679,706      26,056,911      23,270,862
                                                             ============    ============    ============


         The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000: average risk free interest rates of 3.86%, 4.51% and 6.25%, respectively; expected lives of 2 years for two year options, 3 years for three year options and 5 years for five and ten year options; and expected volatility ranging from 81.09% to 86.59% in 2002, 74.91% to 81.45% in 2001 and 147.7% to 173.2% in 2000.

         In 2002, 2001 and 2000, Hollywood Media recorded an expense of $641,269, $367,110 and $428,716, respectively, related to stock options and warrants granted on various dates to non-employees of Hollywood Media in exchange for services.

         Employee Stock Based Compensation
         ---------------------------------

         In 2001, $47,500 was recorded as additional compensation expense due to the acceleration of vesting of a stock option by an employee. In 2001, 17,580 shares of Hollywood Media, valued at $77,977 were issued in accordance with the Hollywood Media 2000 Stock Incentive Plan. In 2000, Hollywood Media issued 5,000 shares of restricted common stock as an incentive stock bonus to an employee, valued at $29,065, the fair market value of the common stock on the date of issuance. In 2001, Hollywood Media issued 24,715 shares of restricted common stock as incentive stock bonuses to employees, valued at $122,009, the fair market value of the common stock on the date of issuance. Hollywood Media recorded $293,095, $455,772 and $233,198 as compensation expense for the twelve months ended December 31, 2002, 2001 and 2000, respectively.

(14) INCOME TAXES:
     -------------

         Hollywood Media is in a loss position for both financial and tax reporting purposes. Hollywood Media follows SFAS No. 109, "Accounting for Income Taxes" which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is "more likely than not". The primary item giving rise to such deferred tax asset is a loss carryforward of approximately $133,471,371 as a result of the operating losses incurred for the period from inception (January 22, 1993) to December 31, 2002. However, due to the uncertainty of Hollywood Media's ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to Hollywood Media's ability to utilize its loss carryforwards subject to the "ownership change" provisions of Section 382 of the U.S. Internal Revenue Code, Hollywood Media has established a valuation allowance for the full amount of the deferred tax asset.

         The loss carryforwards expire as follows:

                                2009                 $   4,169,311
                                2010                     7,980,999
                                2011                     5,794,904
                                2017                     5,628,982
                                2018                     7,935,516
                                2019                    19,574,929
                                2020                    44,840,371
                                2021                    37,552,359
                                2022                    24,149,313
                                                     --------------
                                                     $ 157,626,684
                                                    ==============

         The components of Hollywood Media's deferred tax assets and liabilities consist of the following at December 31:

                                                    2002               2001
                                                ------------       ------------

Net tax basis in excess of book basis for
  certain assets and liabilities                $    356,409       $    646,000
Net operating loss carryforwards                  59,371,017         46,472,050
                                                ------------       ------------
                                                  59,727,426         47,118,050
Valuation allowance                              (59,727,426)       (47,118,050)
                                                ------------       ------------
Net deferred tax asset/liability                $         --       $         --
                                                ============       ============

         The primary difference between the book loss at the statutory rate and the effective tax rate is the change in the valuation allowance.

(15) INVESTMENTS AND ADVANCES TO EQUITY METHOD INVESTEES:
     ----------------------------------------------------

         Investments and advances to equity method investees consist of the following:
                                                         December 31,
                                                 -----------      -----------
                                                     2002             2001
                                                 -----------      -----------

         NetCo Partners (a)                      $   615,147      $ 1,527,494
         MovieTickets.com (b)                         (4,975)          (4,975)
         Beach Wrestling LLC (c)                          --               --
                                                 -----------      -----------
                                                 $   610,172      $ 1,522,519
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

                                                 Year Ended December 31,
                                         -------------------------------------
                                            2002          2001         2000
                                         ---------     ---------     ---------
         Revenues                       $1,559,447    $5,601,056    $5,658,803
         Gross Profit                    1,247,009     4,607,288     4,642,968
         Net Income                      1,100,476     4,325,260     4,600,835

         Company's Share
           of Net Income                   550,238     2,162,630     2,300,418

         As of December 31, 2002 NetCo Partners has $2,450,397 in accounts receivable. These accounts receivable are not included in Hollywood Media's consolidated balance sheets.

         NetCo Partners' deferred revenues, consisting of advances received but not yet recognized as income, amounted to $1,510,936 as of December 31, 2002. These deferred revenues are not included in Hollywood Media's consolidated balance sheet.

         As of December 31, 2002, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $8,452,359, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

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

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. joint venture at December 31, 2002. Excluding AOL's 3% convertible preferred equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture at December 31, 2002. Hollywood Media records its investment under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investments. Since the investment has been reduced to near zero, Hollywood Media is currently not providing for additional losses generated by MovieTickets.com as Hollywood Media has not guaranteed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded a loss of zero, $453,358 and $394,286 in its investment in MovieTickets.com for fiscal 2002, 2001 and 2000, respectively. During fiscal 2000, Hollywood Media contributed $500,000 in cash to MovieTickets.com and issued warrants to AMC to acquire 90,573 shares of common stock at an exercise price of $17.875 per share valued at $1,000,000. The fair market value of the warrant was recorded as additional investment and is being amortized over a period of ten years. During 2001, we loaned MovieTickets.com $100,000. All loans made to MovieTickets.com were repaid in cash with interest in March 2001.

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

(16) COMMITMENTS AND CONTINGENCIES:
     ------------------------------

         Operating Leases -
         ------------------

         Hollywood Media conducts its operations in various leased facilities, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms expire at various dates through the year 2010. Also, certain equipment used in Hollywood Media's operations is leased under operating leases. Operating lease commitments at December 31, 2002 are as follows:

                               Year                  Amount
                            ----------          ------------------

                               2003             $     1,181,255
                               2004                   1,152,050
                               2005                   1,141,376
                               2006                   1,058,725
                               2007                     804,448
                               Thereafter             1,324,348
                                                ---------------

                                      Total     $     6,662,202
                                                ===============

         The fixed operating lease commitments detailed above assume that Hollywood Media continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $1,206,337, $1,186,305 and $1,340,747 during 2002, 2001 and 2000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

         Employment Agreements -
         -----------------------

         Effective July 1, 1998, Hollywood Media extended its employment agreement with each of Mitchell Rubenstein, to serve as Chairman of the Board and Chief Executive Officer, and Laurie Silvers, to serve as Vice Chairman of the Board and President for an additional five-year term. Mitchell Rubenstein and Laurie Silvers are also shareholders in Hollywood Media. The terms of each of the employment agreements will automatically be extended for successive one-year terms unless Hollywood Media or the executive gives written notice to the other at least 90 days prior to the then scheduled expiration date. Each of the employment agreements provides for an annual salary, (currently set at $294,310 subject to cost-of-living increases), an annual bonus of an amount determined by the Board of Directors (but not less than $25,000), and an automobile allowance of $650 per month. Each employment agreement generally provides that the executive will continue to receive his or her salary until the expiration of the terms of the employment agreements if the executive's employment is terminated by Hollywood Media for any reason other than death, disability or cause (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the executive's disability, and that the executive's estate will receive a lump-sum payment equal to one year's base salary plus a pro rata portion of any bonus to which the executive is entitled upon termination of the employment agreement by reason of the executive's death. A termination by Hollywood Media of the employment of one of the executives will constitute a termination without cause of the other executive for purposes of the employment agreements. Each employment agreement also prohibits the executive from directly or indirectly competing with Hollywood Media for one year after termination of the employment agreement for any reason except Hollywood Media's termination of the executive's employment without cause. If a change of control (as defined in the employment agreements) occurs, the employment agreements provide for the continued employment of the executives until the earlier of two years following the change of control or the then scheduled expiration date of the term of employment. In addition, following a change of control, if the executive's employment is terminated by Hollywood Media other than for cause or by reason of the executive's death or disability, or by the executive for certain specified reasons (such as a reduction of the executive's compensation or diminution of the executive's duties), the executive will receive a lump-sum cash payment equal to three times the executive's then existing base salary and most recent annual bonus. Mitchell Rubenstein and Laurie Silvers each received compensation for the years ended December 31, 2002, 2001 and 2000 of $213,110, $252,536 and
$285,660 respectively, which is included in salaries and benefits in the accompanying consolidated statements of operations. Compensation in 2001 and 2000 includes a portion of wages that were deferred in 2000 and 1999, respectively. Additionally, four months of salaries were deferred and paid in January of 2003 for both Mitchell Rubenstein and Laurie Silvers.

         Shareholder/Director Consulting Agreement -
         -------------------------------------------

         Hollywood Media is obligated under a ten-year consulting agreement, which expires November 2003, to pay Martin Greenberg, the Chief Executive Officer of Tekno Books (who is also one of its shareholders/directors), $30,000 per year for consulting services. Dr. Greenberg provides consulting services on intellectual properties owned by Hollywood Media including introductions to best-selling authors. The agreement can be terminated by either Hollywood Media or the shareholder/director beginning in January 1988 or under certain other conditions.

         The consulting agreement was amended on December 9, 1994 (1) to provide that Dr. Greenberg will have the exclusive right to package novelizations based on Hollywood Media's entertainment properties, and (2) in lieu of future annual stock option grants to which Dr. Greenberg was entitled under the original agreement, to grant Dr. Greenberg options to purchase 17,778 shares of common stock at an exercise price of $8.4375 per share (the then approximate market price of the common stock). Dr. Greenberg received the stock options and receives the consulting fees in lieu of a base salary. The packaging fee, referred to (1) above, in this paragraph, which is typically equal to 25% of the revenues from the books, is paid for the procurement and delivery of all new text required by the publisher for the books. During 2002, Hollywood Media accrued $310,962 in packaging fees pursuant to this contract, and $1,621 remained payable at December 31, 2002. During 2001, Hollywood Media accrued $317,013 in packaging fees pursuant to this contract, of which $95,044 was paid with 22,469 shares of common stock, $87,954 was paid in cash and $134,015 remained payable at December 31, 2001.

         Litigation -
         ------------

         Water Garden Company LLC, as Plaintiff, v. Hollywood Media Corp., a Florida corporation; hollywood.com, Inc., a California corporation (and subsidiary of Hollywood Media Corp.); and The Tribune Company (as successor in interest to the Times Mirror Company), as Defendants; filed July 16, 2001 in the Superior Court of the State of California for the County of Los Angeles. Water Garden Company LLC filed suit against Hollywood Media, its subsidiary, hollywood.com, Inc., and The Tribune Company, among others, claiming damages as a result of alleged defaults by hollywood.com, Inc. under a lease for office space entered into by hollywood.com, Inc., as lessee, and Water Garden Company LLC, as lessor. The stated lease term is from January 1999 through December 2003. The Tribune Company guaranteed hollywood.com, Inc.'s lease obligations. Hollywood Media has contractual indemnification obligations to The Tribune Company relating to The Tribune Company's guaranty of the lease. The claims against Hollywood Media, but not hollywood.com, Inc., have been dismissed.

         On March 25, 2003, the court in this action (the "Water Garden Lawsuit") issued its Ruling on Motion for Summary Judgment and Summary Adjudication, in which it granted, before trial, the motion of plaintiff for summary judgment against defendants hollywood.com, Inc. and The Tribune Company. This Ruling will likely result in entry of a money judgment in the Water Garden Lawsuit against hollywood.com, Inc. and The Tribune Company, jointly and severally, of approximately $1,060,000, together with additional amounts for litigation costs and attorneys' fees. Interest would accrue on any judgment at the rate of ten percent per annum until paid. Based on the advice of our outside legal counsel, we believe that hollywood.com, Inc. has meritorious grounds for appeal, and a reasonable possibility exists of the appellate court reversing the trial court's summary judgment ruling.

         In the event that an appeal is taken in the Water Garden Lawsuit, it is not possible at this time to estimate the probability of a favorable or unfavorable outcome of such an appeal, and accordingly we cannot and do not provide any such evaluation. If an appeal were taken and the appeal were successful, it is probable that the matter would then be remanded to the trial court for trial.

         The anticipated judgment in the Water Garden Lawsuit will be for rent accrued under the lease through the date of the judgment, however, the facial termination date of the lease is December 31, 2003. Accordingly, it is probable that the plaintiff in the Water Garden Lawsuit will file one or more subsequent actions against hollywood.com, Inc. and Tribune Company claiming additional amounts representing rent allegedly accruing after the date of the judgment through December 31, 2003, together with litigation costs and attorneys fees.

         Hollywood Media believes that hollywood.com, Inc. has valid grounds for appeal and defenses to such claims. Recognizing that the ultimate outcome of this case is uncertain, Hollywood Media has accrued on its books, as of December 31, 2002, an amount which it believes is adequate to account for potential liability for this matter, and we will continue to evaluate the matter as the litigation process proceeds.

         Steven B. Katinsky v. The Times Mirror Company, hollywood.com, Inc. and Hollywood Online Inc. filed September 8, 2000 in Superior Court of the State of California for the County of Los Angeles. This dispute involved a claim against The Tribune Company (formerly The Times Mirror Company) and Hollywood Media seeking a performance cycle bonus allegedly owing to the plaintiff by Tribune Company in connection with the sale of Hollywood Online Inc. from Tribune Company to Hollywood Media. The claimant was seeking monetary damages in excess of $19.8 million for alleged fraud by the defendants in connection with the sale of Hollywood Online Inc. to Hollywood Media. The lawsuit was dismissed in December 2000 and the parties were ordered to arbitrate the dispute. The parties settled the dispute and in November 2001, a settlement was reached, whereby the claimants agreed to dismiss their claims against Hollywood Media, hollywood.com, Inc. and The Tribune Company in exchange for certain payments by The Tribune Company. Neither Hollywood Media nor hollywood.com, Inc. was responsible for paying any portion of the settlement amounts.

         Interviews.com v. Hollywood Online, Inc. filed on August 17, 2000 in Superior Court of the State of California for the County of Los Angeles. The claim was dismissed in January 2001 and the parties were given the right to arbitrate the dispute. This dispute involved a claim by Interviews.com that Hollywood Media's wholly owned subsidiary, hollywood.com, Inc. (formerly known as Hollywood Online, Inc.) did not timely perform its obligations with respect to the transfer of several domain names under an Assignment Agreement dated December 17, 1997. In November 2001, the parties settled the dispute and the claimants agreed to dismiss their claims against Hollywood Media, hollywood.com, Inc. and The Tribune Company in exchange for certain payments by The Tribune Company. Neither Hollywood Media nor hollywood.com, Inc. was responsible for paying any portion of the settlement amounts.

         In addition to the legal proceedings described above, Hollywood Media is a party to various other legal proceedings including matters arising in the ordinary course of business. Hollywood Media does not expect such other legal proceedings to have a material adverse impact on Hollywood Media's financial condition or results of operations, however, there can be no assurance that such other matters, if determined adversely, will not have an adverse effect.

(17) SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:
     ----------------------------------------------------------------------

         For The Twelve Months Ended December 31, 2002:

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

         o Hollywood Media issued 43,044 shares of common stock during the first quarter of 2002, valued at $187,217, for the extension of a promissory note guaranteed by Hollywood Media.

         o 34,644 shares of Hollywood Media were issued for the net exercise of stock options and warrants during the first quarter of 2002.

         o Options and warrants, valued at $641,269, under Black Scholes, were granted for services rendered.

         o Hollywood Media issued 28,571 shares of common stock, valued at $110,284, under the terms of an earn-out provision in accordance with the acquisition of BroadwayTheater.com.

         o Hollywood Media issued 87,459 shares of common stock, valued at $114,985 for interest due to the holders of the convertible debentures.

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

(18) SEGMENT REPORTING:
     ------------------

         Hollywood Media's reportable segments are Broadway ticketing, Data business, Internet ad sales and other, intellectual properties, e-commerce and retail. The Broadway ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and consumers. The Data business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), AdSource (which creates exhibitor paid directory ads for insertion in newspapers around the country and Baseline (a flat fee and pay-per-use subscription web site geared towards professionals in the feature film and television industry). The Internet ad sales and other segment sells advertising on Hollywood.com and Broadway.com and offers independent films to subscribers over the Internet. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. The e-commerce segment, which closed in January 2001, sold entertainment-related merchandise over the Internet. The retail segment operated retail studio stores that sold entertainment-related merchandise and was closed in December 1999.

         Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.

          The following table illustrates the financial information regarding Hollywood Media's reportable segments.

                                                 Year Ended December 31,
                                      -----------------------------------------------
                                          2002              2001            2000
                                      -------------    -------------    -------------
NET REVENUES:
Broadway Ticketing (a)                $  45,817,781    $  36,038,031    $  12,278,008
Data Business                             6,195,015        5,843,764        5,442,309
Internet Ad Sales and Other               3,828,338        6,434,237        8,777,397
Intellectual Properties                   2,396,137        1,823,270        1,998,091
E-Commerce (b)                                   --           15,499          987,181
Retail (c)                                       --               --           34,519
                                      -------------    -------------    -------------
                                      $  58,237,271    $  50,154,801    $  29,517,505
                                      =============    =============    =============

GROSS MARGIN:
Broadway Ticketing (a)                $   6,331,794    $   5,351,474    $   1,341,983
Data Business                             5,926,507        5,554,788        5,171,503
Internet Ad Sales and Other               3,418,450        6,130,353        7,985,627
Intellectual Properties                   1,503,259          816,489          872,276
E-Commerce (b)                                   --          (10,396)        (158,826)
Retail (c)                                       --           (8,556)        (231,172)
                                      -------------    -------------    -------------
                                      $  17,180,010    $  17,834,152    $  14,981,391
                                      =============    =============    =============

OPERATING INCOME (LOSS):
Broadway Ticketing (a) (e)            $   1,312,514    $  (9,383,967)   $     186,833
Data Business                              (121,429)         (45,039)         189,555
Internet Ad Sales and Other (d) (f)     (71,393,693)     (21,356,697)     (39,183,183)
Intellectual Properties                   1,106,365          439,416          480,105
E-Commerce (b)                                   --           24,544       (2,521,911)
Retail (c)                                   16,865          205,681         (512,160)
Corporate Overhead and Other (g)        (10,832,002)     (12,635,675)     (11,587,886)
                                      -------------    -------------    -------------
                                      $ (79,911,380)   $ (42,751,737)   $ (52,948,647)
                                      =============    =============    =============

CAPITAL EXPENDITURES:
Broadway Ticketing (a)                $     476,441    $      77,779    $      23,863
Data Business                               288,127          159,982          326,608
Internet Ad Sales and Other                  25,424          450,306        1,210,112
Intellectual Properties                       7,025               --            5,188
E-Commerce (b)                                   --               --           13,347
Retail (c)                                       --               --               --
Other (h)                                   630,786          308,741          126,048
                                      -------------    -------------    -------------
                                      $   1,427,803    $     996,808    $   1,705,166
                                      =============    =============    =============

DEPRECIATION AND
AMORTIZATION EXPENSE:
Broadway Ticketing (a)                $     184,834    $      74,580    $      15,581
Data Business                               726,262          191,578          127,615
Internet Ad Sales and Other               1,824,261        3,084,044        5,731,996
Intellectual Properties                         390            3,986            6,930
E-Commerce (b)                                   --            1,551           17,483
Retail  (c)                                      --               --               --
Other                                       338,867        5,530,611        5,198,932
                                      -------------    -------------    -------------
                                      $   3,074,614    $   8,886,350    $  11,098,537
                                      =============    =============    =============

                                                        December 31,
                                      -----------------------------------------------
                                           2002            2001             2000
                                      -------------    -------------    -------------
SEGMENT ASSETS:
Broadway Ticketing (a)                $   9,499,232    $   9,278,211    $   1,762,557
Data Business                             3,050,030        1,033,270        1,368,136
Internet Ad Sales and Other (f)           3,599,136       87,697,880      117,375,127
Intellectual Properties                     720,819          334,356          482,861
E-Commerce (b)                                   --              182           45,828
Retail (c)                                       --               --           17,504
Other                                    45,199,440       45,026,320       48,226,069
                                      -------------    -------------    -------------
                                      $  62,068,657    $ 143,370,219    $ 169,278,082
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

(d)      Includes $11,251,566, $17,552,470, and $24,244,647 in amortization of
         CBS advertising for the years ended December 31, 2002, 2001 and 2000, respectively.

(e) Includes $10,270,332 in amortization of CBS advertising for the year ended December 31, 2001.

(f) On August 28, 2002, an Exchange Agreement ("Exchange Agreement"), was entered into among Hollywood Media, its wholly owned subsidiaries, hollywood.com, Inc. and Broadway.com, Inc., and Viacom Inc. Pursuant to the Exchange Agreement, Viacom reconveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media's common stock, $.01 par value per share, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. The common stock and warrants had a fair value of $10,656,657 at the time of the Exchange Agreement. Viacom also paid Hollywood Media $2.0 million in cash and Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties for use through December 31, 2003. Each of the Advertising and Promotion Agreement and Content License Agreement, dated as of January 3, 2000, between hollywood.com, Inc. and Viacom, including hollywood.com, Inc.'s right to air additional advertising and promotion on CBS properties, was terminated. The remaining recorded value of the terminated advertising and promotion under the Advertising and Promotion Agreement and Content License Agreement at the time of the Exchange Agreement was $70,998,003 (representing approximately $49 million in actual advertising). Hollywood Media recorded a non-cash impairment loss of $58,341,346 in August 2002, the difference between the advertising cancelled and the fair value of the common stock and warrants returned by Viacom, plus the $2.0 million in cash paid by Viacom. In addition, during 2001 Viacom had prepaid to Hollywood Media, in cash, for advertising to be delivered in 2002 and 2003. At August 28, 2002, the value of the deferred advertising revenue remaining on Hollywood Media's balance sheet was $1,066,666. This balance reduced the impairment loss recorded. The aggregate impairment loss recorded in August 2002 was $57,274,680.

(g) Includes $539,942 of operating expense in relation to Cable TV division.

(h) Includes $438,836 of capital expenditures in relation to Cable TV division.

(19) UNAUDITED QUARTERLY FINANCIAL INFORMATION:
     ------------------------------------------

                                                                Quarter ended
                                          ------------------------------------------------------------
                                            March 31,        June 30,     September 30,    December 31,
                                              2002            2002            2002            2002
                                          ------------    ------------    ------------    ------------
 Net Sales                                $ 12,910,753    $ 16,522,685    $ 12,816,310    $ 15,987,523
 Gross Profit                                4,469,281       5,054,644       3,421,731       4,234,354
 Net Loss                                   (7,535,778)     (6,934,385)    (62,775,683)     (4,304,270)
 Net loss per share - basic and diluted          (0.27)          (0.25)          (2.40)          (0.21)

                                                                Quarter ended
                                          ------------------------------------------------------------
                                            March 31,        June 30,     September 30,    December 31,
                                              2001            2001            2001            2001
                                          ------------    ------------    ------------    ------------
 Net Sales                                $ 10,877,772    $ 15,479,694    $ 11,015,892    $ 12,781,443
 Gross Profit                                4,110,607       4,885,584       4,474,489       4,363,472
 Net Loss                                   (8,155,344)     (8,374,454)     (8,036,271)    (17,263,836)
 Net loss per share - basic and diluted          (0.33)          (0.33)          (0.30)          (0.63)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.
          --------------------------------

         The current directors and executive officers of Hollywood Media are as follows:

        NAME                     AGE              POSITION
        ----                     ---              --------

Mitchell Rubenstein (1)           49       Chairman of the Board and Chief
                                           Executive Officer
Laurie S. Silvers (1)             51       Vice Chairman of the Board,
                                           President and Secretary
Dr. Martin H. Greenberg (1)       61       Director and Chief Executive Officer
                                           of Tekno Books
Nicholas G. Hall                  48       Chief Operating Officer
Harry T. Hoffman  (2)(3)(4)       75       Director
Robert E. McAllan (2)(3)          55       Director
Deborah J. Simon  (2)(4)          46       Director

(1)       Member of the Nominating Committee.
(2)       Member of the Audit Committee.
(3)       Member of the Stock Option Committee.
(4)       Member of the Compensation Committee.

         MITCHELL RUBENSTEIN is a founder of Hollywood Media and has served as its Chairman of the Board and Chief Executive Officer since its inception in January 1993. Mr. Rubenstein was a founder of the Sci-Fi Channel, a cable television network that was acquired from Mr. Rubenstein and Laurie Silvers by USA Network in March 1992. Mr. Rubenstein served as President of the Sci-Fi Channel from January 1989 to March 1992 and served as Co-Vice Chairman of the Sci-Fi Channel from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Mr. Rubenstein practiced law for 10 years. Mr. Rubenstein also co-owned and served as an executive officer of several cable television systems from 1983 to 1989. Mr. Rubenstein received a J.D. degree from the University of Virginia School of Law in 1977 and a Masters in Tax Law from New York University School of Law in 1979. He currently serves on the NYU Tax Law Advisory Board and is a member of the Founders Society, New York University, and a member of the University of Virginia School of Law Business Advisory Council. Together with Ms. Silvers, Mr. Rubenstein was named Co-Business Person of the Year, City of Boca Raton, Florida in 1992. Mr. Rubenstein is married to Laurie S. Silvers.

         LAURIE S. SILVERS is a founder of Hollywood Media and has served as its Vice-Chairman, President and Secretary since its inception in January 1993. Ms. Silvers was a founder of the Sci-Fi Channel, of which she served as Chief Executive Officer from January 1989 to March 1992 and Co-Vice Chairman from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Ms. Silvers practiced law for 10 years, and co-owned and served as an executive officer of several cable television systems from 1983 to 1989 and co-owned a television station from 1990 to 1991. Ms. Silvers received a J.D. degree from University of Miami School of Law in 1977. Ms. Silvers serves on the Board of Trustees of the University of Miami, the Board of Directors of the Economic Council of Palm Beach County, Florida, and the International Board of Governors of the Children's World Blood Bank.

         DR. MARTIN H. GREENBERG has served as a director of Hollywood Media since July 1993, and as a consultant to Hollywood Media since February 1993. Since December 1994, Dr. Greenberg has served as Chief Executive Officer of

Tekno Books, 51% of which is owned by Hollywood Media and 49% of which is owned by Dr. Greenberg. Dr. Greenberg was President and a principal shareholder of Tomorrow, Inc. (the predecessor business of Tekno Books) from 1990 until its acquisition by Hollywood Media in 1994. Dr. Greenberg is widely regarded as the leading anthologist in trade publishing, and has served as editor or author of more than 700 books. Dr. Greenberg is the 1995 recipient of the Ellery Queen Award, presented by the Mystery Writers of America for Lifetime Achievement in the mystery field, and the Milford Award for Lifetime Achievement in Science Fiction. Dr. Greenberg is a former Director of Graduate Studies at the University of Wisconsin - Green Bay.

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

         ROBERT E. MCALLAN has served as a director of Hollywood Media since December 2001. Mr. McAllan is currently CEO of Press Communications, LLC, which owns and operates broadcast properties, and also currently serves as Chairman of the New Jersey Broadcasters Association. Mr. McAllan has been in the commercial radio industry since 1964. Mr. McAllan began his career as a News Director/Operations Manager at WADB FM where he won a national news award from United Press International. Thereafter, Mr. McAllan became a talk show host for the New Jersey Press' radio stations WJLK AM/FM, and through a series of rapid promotions Mr. McAllan became the president of Press Broadcasting Company, the broadcast division of The New Jersey Press and expanded the company by acquiring several television stations and radio acquisitions. At the time that New Jersey Press' newspapers were acquired by Gannett, Mr. McAllan led a group of key Press executives who acquired the broadcast division of the New Jersey Press. Mr. McAllan has also held myriad directorships and officer positions for several companies and associations, including but not limited to, The Asbury Park Press, Inc., which owned the second largest newspaper in New Jersey, New Jersey Press Incorporated, a diversified media company which operated major daily newspapers, television stations, radio stations and online media, the Florida Association of Broadcasters, Chairman of the National/New Jersey Class A Broadcasters Association, Chairman of the National Independent Television Committee, and Co-Chairman of the Coalition for Media Diversity.

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

         See "Certain Relationships and Related Transactions" for a description of the rights of Tekno Simon LLC to nominate one person to serve as a director of Hollywood Media.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Hollywood Media's directors, executive officers, and persons who own more than 10% of Hollywood Media's outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish Hollywood Media with copies of all such reports they file.

         To Hollywood Media's knowledge, based solely on a review of the copies of such reports furnished to Hollywood Media or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% beneficial owners for the year ended December 31, 2002 have been complied with, except as follows: in the course of preparing this disclosure, Mitchell Rubenstein became aware of his inadvertent missed filings to report two acquisitions of an aggregate of 7,827 shares, and he has sent a filing to report such transactions.

ITEM 11.  EXECUTIVE COMPENSATION.

         SUMMARY COMPENSATION TABLE. The following table sets forth the aggregate compensation of the Named Executive Officers for 2002, 2001 and 2000.

                                                                                                 LONG-TERM
                                                                                                COMPENSATION
                                                ANNUAL COMPENSATION                                AWARDS
                                  ------------------------------------------------    -----------------------------------------
                                                                         OTHER        RESTRICTED       SHARES
                                                                         ANNUAL         STOCK        UNDERLYING       ALL OTHER
         NAME AND                                                     COMPENSATION      AWARDS      OPTIONS/SARS     COMPENSATION
      PRINCIPAL POSITION          YEAR     SALARY ($)    BONUS ($)       ($) (1)         ($)             (#)             ($)
------------------------          ----     ----------    ---------    -------------     -------      -----------      -----------
Mitchell Rubenstein,              2002    286,213        25,000          1,025              -                -         3,750 (5)
Chief Executive Officer           2001    227,536 (2)    25,000              -      1,140,294 (4)       99,224         3,934 (5)
                                  2000    260,670 (3)    25,000              -              -                -             -

Laurie S. Silvers                 2002    286,213        25,000          1,025              -                -         3,750 (5)
President                         2001    227,536 (2)    25,000              -      1,140,294 (4)       99,224         3,934 (5)
                                  2000    260,670 (3)    25,000              -              -                -             -

Nicholas G. Hall,                 2002    135,000        30,000 (9)          -              -                -         3,313 (5)
Chief Operating Officer (6)       2001    129,808        30,000              -          5,192  (7)      45,046         2,748 (5)
                                  2000     42,577             -              -                          25,000             -
                                                                                            -
Margaret H. Fenton                2002    116,853             -              -              -                -         4,692 (5)
Vice President of Finance (8)

----------
(1) Perquisites and other personal benefits less than the applicable reporting threshold have been excluded.

(2)      One month of salaries were deferred.

(3)      Salaries in 2000 include salaries deferred in 1999 but paid in 2000.

(4) Represents the value, on the December 14, 2001 grant date, of 260,341 shares of restricted common stock issued to the named officer in exchange for such officer's cancellation of 522,500 outstanding stock options. The approximate value of the officer's stock options that were cancelled, and the value of the restricted shares issued to such officer (based on the market price of Hollywood Media's common stock on the grant date), was $1,140,294. As of January 1, 2003, all such shares were vested. As of December 31, 2002, the shares had an aggregate market value of $260,341.

(5) Represents the market value as of December 31, 2002 and 2001, respectively of shares of common stock issued as matching contributions under Hollywood Media's 401(k) plan.

(6)      Mr. Hall joined Hollywood Media on August 23, 2000.

(7) Represents the value on the issuance date of 1,304 shares of common stock issued to Mr. Hall. As of December 31, 2002, the shares had an aggregate market value of $1,304.

(8) Ms. Fenton joined Hollywood Media in 1997 and was appointed an executive officer in 2002. Ms. Fenton left Hollywood Media in the first quarter of 2003 to pursue other opportunities, and our Chief Operating Officer has assumed her responsibilities.

(9)      Bonus in 2002 paid in 2003.

EMPLOYMENT AGREEMENTS.

         Effective July 1, 1993, Hollywood Media entered into five-year employment agreements with each of Mitchell Rubenstein, Hollywood Media's Chairman and Chief Executive Officer, and Laurie S. Silvers, Hollywood Media's Vice Chairman and President. Effective July 1, 1998, Hollywood Media extended each of these employment agreements for an additional five-year term. The terms of each of the employment agreements are automatically extended for successive one-year terms unless Hollywood Media or the named executive officer gives written notice to the other at least 90 days prior to the then-scheduled expiration date. Each of the employment agreements provides for an annual salary (currently set at $294,310, subject to automatic cost-of-living increases), an annual bonus in an amount determined by the Board of Directors and an automobile allowance of $650 per month.

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

         OPTION GRANTS IN LAST FISCAL YEAR. There were no options granted during 2002 to any Named Executive Officer of Hollywood Media.

         STOCK OPTION EXERCISES DURING 2002 AND STOCK OPTIONS HELD AT END OF 2002. The following table indicates the total number of shares acquired on exercise of stock options during 2002 and the value realized therefrom, as well as the total number and value of exercisable and unexercisable stock options held by each Named Executive Officer as of December 31, 2002:

          STOCK OPTION EXERCISES IN LAST YEAR AND YEAR-END OPTION VALUE


                                                           NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                            NUMBER OF                     UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                              SHARES                    OPTIONS AT FISCAL YEAR END          AT FISCAL YEAR END
                            ACQUIRED ON    VALUE         ------------------------           -----------------
           Name              EXERCISE     REALIZED    EXERCISABLE     UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
           ----             ---------     --------    -----------     -------------     -----------   -------------
Mitchell Rubenstein              -            -          137,306          74,418            -              -
Laurie S. Silvers                -            -          137,306          74,418            -              -
Nicholas G. Hall                 -            -           23,762          46,284            -              -
Margaret H. Fenton               -            -           28,779          31,335            -              -

         COMPENSATION OF DIRECTORS. Directors of Hollywood Media who are neither employees nor consultants ("non-employee directors") are compensated at the rate of $1,000 for each meeting of the Board of Directors attended, and all directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings.

         Hollywood Media has established for the non-employee directors the Director's Stock Option Plan (the "Directors Plan"), which provides for automatic grants to each non-employee director of options to purchase shares of common stock having a market value at the time of grant equal to $25,000 (i) upon a person's election as a director and (ii) each year thereafter upon such person's reelection as a director of Hollywood Media, in both instances at an exercise price equal to the fair market value of the common stock on the date of the grant. A total of 100,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Plan. Options granted under the Directors Plan become exercisable six months after the date of grant and, except as otherwise approved by the Board, expire five years after the date of grant. The Board of Directors, in its discretion, may cancel all options granted under the Directors Plan that remain unexercised on the date of consummation of certain corporate transactions described in the Directors Plan. The Directors Plan will terminate in July 2003 unless sooner terminated under the provisions thereof. No options were granted under the Directors Plan in 2002.

         See "Certain Relationships and Related Transactions -- Consulting Agreement with Dr. Martin H. Greenberg; Tekno Books Partnership" for a description of the consulting agreement between Hollywood Media and Dr. Greenberg, and related arrangements.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The current members of the Compensation Committee are Harry T. Hoffman and Deborah
J. Simon. During 2002, the members of the Compensation Committee also included Mitchell Rubenstein (for a portion of the year), and Peter Glusker (for a portion of the year). See "Certain Relationships and Related Transactions" for a description of various matters relating to such Compensation Committee members and/or their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding the beneficial ownership of the common stock of Hollywood Media as of March 28, 2003 (or other date as indicated in the footnotes below) by (1) each person known to beneficially own more than 5% of the outstanding shares of the common stock, (2) each director of Hollywood Media, (3) Hollywood Media's Chief Executive Officer and each of its other executive officers whose total annualized salary and bonus in 2002 was $100,000 or more, and (4) all directors and executive officers of Hollywood Media as a group. Except as otherwise indicated, Hollywood Media believes that all beneficial owners named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.



      NAME AND ADDRESS                    NUMBER OF SHARES           PERCENT OF CLASS
   OF BENEFICIAL OWNER (1)              BENEFICIALLY OWNED (2)              (2)
----------------------------           -----------------------        ----------------
 J.P. Morgan Chase & Co.                  3,402,428  (3)                16.59 %

 Mitchell Rubenstein                      1,857,341  (4)                 8.80 %

 Laurie S. Silvers                        1,857,341  (4)                 8.80 %

 Wellington Management
    Company, LLP                          1,814,623  (5)                 8.85 %

 Federated Investors, Inc.                1,804,321  (6)                 8.63 %

 Granite Capital, L.P.                    1,525,890  (7)                 7.43 %

 Gruber and McBaine Capital
     Management, LLC                      1,483,128  (8)                 7.23 %

 Leonardo, L.P.                           1,278,172  (9)                 5.90 %

 Dimensional Fund Advisors Inc.           1,028,300  (10)                5.01 %

 Dr. Martin H. Greenberg                    474,476  (11)                2.30 %

 Deborah J. Simon                            47,173  (12)                   *

 Harry T. Hoffman                            29,567  (13)                   *

 Robert E. McAllan                           17,199  (14)                   *

 Nicholas G. Hall                            74,633  (15)                   *

 All directors and executive officers of  2,500,389  (16)               11.70 %
 Hollywood Media as a group
 (7 persons)

_____________

*        Less than 1%

(1) Except as otherwise noted in the footnotes below, the address of each beneficial owner is in care of Hollywood Media Corp., 2255 Glades Road, Boca Raton, Florida 33431.

(2) For purposes of this table, "beneficial ownership" is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person has the right to acquire within 60 days, such as pursuant to exercisable stock options and warrants. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Hollywood Media had 20,510,709 outstanding shares of common stock as of March 28, 2003.

(3) Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2003, J.P. Morgan Chase & Co. has sole voting power with respect to 2,633,749 shares of common stock, sole dispositive power with respect to 2,809,466 shares of common stock, and shared voting and dispositive power with respect to 592,962 shares of common stock. The business address of J.P. Morgan Chase & Co. is 270 Park Ave., New York, New York 10017.

(4) With the exception of 362,268 shares which are owned by Mitchell Rubenstein individually and 284,412 shares which are owned by Ms. Silvers, all other shares are held by Mr. Rubenstein and Ms. Silvers jointly as tenants by the entireties. Represents an aggregate of 1,273,419 outstanding shares of common stock, and 373,836 shares of common stock issuable pursuant to exercisable stock options granted to, 65,578 shares of common stock issuable pursuant to warrants purchased by, and 144,508 shares of common stock issuable upon conversion of Convertible Debentures purchased by, Mr. Rubenstein and Ms. Silvers. Such "Convertible Debentures" are further described elsewhere in this Form 10-K, including footnote (6) below, the Notes to Consolidated Financial Statements in Item 8, and "Certain Relationships and Related Transactions."

(5) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2003, Wellington Management Company, LLP has shared voting power with respect to 1,799,023 shares of common stock and shared dispositive power with respect to 1,814,623 shares of common stock. The business address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(6) Represents (a) 1,414,148 outstanding shares of common stock, (b) up to 289,017 shares of common stock issuable upon conversion of Hollywood Media's 6% Senior Convertible Debentures Due 2005 ("Convertible Debentures"), and (c) up to 101,156 shares of common stock issuable upon exercise of warrants. Includes shares beneficially owned by the Federated Kaufmann Fund, a mutual fund that is an affiliate of Federated Investors, Inc. Hans P. Utsch and Lawrence Auriana are the portfolio managers of Federated Kaufmann Fund and such individuals disclaim beneficial ownership of the securities. Certain outstanding shares are held in the Voting Shares Irrevocable Trust ("Trust"), the trustees of which are John F. Donahue, Rhodora J. Donahue, and J. Christopher Donahue ("Trustees"). The Trust, Trustees, and Federated Investors, Inc. disclaim that they are the beneficial owners of such securities. The business address of Federated Kaufmann Fund is 140 East 45th Street, 43rd Floor, New York, New York 10017 and the business address of Federated Investors, Inc. is Federated Investors Tower, Pittsburgh, PA 15222-3779. This information is based in part upon on a
         Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2003, and upon ownership information provided by the holder as reflected in Hollywood Media's Prospectus filed with the Securities and Exchange Commission on July 3, 2002.

(7) Includes 12,500 shares of common stock issuable under a warrant held by Granite Capital, L.P. This information is based on a Schedule 13G filed with the Securities and Exchange Commission on September 20, 2002, indicating beneficial ownership through shared voting and dispositive power over shares of common stock held by Granite Capital, L.P. (with respect to 1,046,506 shares), Granite Capital II, L.P. (with respect to 61,384 shares), Granite Capital Overseas Hedged Equity Fund Limited (with respect to 36,500 shares), Granum Value Fund (with respect to 381,500 shares), Granite Capital, L.L.C. (with respect to 1,144,390 shares), Granum Capital Management, L.L.C. (with respect to 381,500 shares), Lewis M. Eisenberg (with respect to 1,525,890 shares), and Walter F. Harrison, III (with respect to 1,525,890 shares). The business address of Granite Capital, L.P. is 126 East 56th Street, 25th Floor, New York, New York 10022.

(8) This information is based on a Schedule 13G filed with the Securities and Exchange Commission on March 28, 2003, indicating beneficial ownership by Gruber and McBaine Capital Management, LLC through shared voting and shared dispositive power over 1,203,544 shares of common stock, and beneficial ownership of such shares by certain affiliated group members as well as an aggregate of 279,584 additional shares beneficially owned by such group members, which group includes Jon D. Gruber, J. Patterson McBaine and Eric B. Swergold. The business address of Gruber and McBaine Capital Management, LLC is 50 Osgood Place, Penthouse, San Francisco, CA 94133.

(9) Represents (a) 107,651 outstanding shares of common stock, (b) up to 867,052 shares of common stock issuable upon conversion of Convertible Debentures and (c) up to 303,469 shares of common stock issuable upon exercise of warrants. Angelo, Gordon & Co., L.P. ("Angelo, Gordon") is the sole director of the general partner of Leonardo, L.P. ("Leonardo") and consequently has voting control and investment discretion over securities held by Leonardo. Angelo, Gordon disclaims beneficial ownership of the shares held by Leonardo. Mr. John M. Angelo, the Chief Executive Officer of Angelo, Gordon, and Mr. Michael L. Gordon, the Chief Operating Officer of Angelo, Gordon, are the sole general partners of AG Partners, L.P., the sole general partner of Angelo, Gordon. As a result, Messrs. Angelo and Gordon may be considered beneficial owners of any shares deemed to be beneficially owned by Angelo, Gordon. Messrs. Angelo and Gordon disclaim beneficial ownership of these securities. The business address of Leonardo, L.P. is c/o Angelo Gordon, LP, 245 Park Avenue, New York, New York 10167. This information is based in part upon ownership information provided by the holder as reflected in Hollywood Media's Prospectus filed with the Securities and Exchange Commission on July 3, 2002.

(10) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 7, 2003, Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor, has voting and dispositive power over such securities, which are held by certain investment companies, trusts and accounts as to which Dimensional furnishes investment advice and/or serves as investment manager. Dimensional disclaims beneficial ownership of such securities. The business address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(11) Represents an aggregate of 329,196 outstanding shares of common stock (including 91,667 shares of common stock owned by Dr. Greenberg's spouse), 130,059 shares of common stock issuable pursuant to exercisable options, and 15,221 shares of common stock issuable under exercisable warrants.

(12) Represents an aggregate of 18,165 outstanding shares of common stock, and 29,008 shares of common stock issuable pursuant to exercisable options.

(13) Represents an aggregate of 1,200 outstanding shares of common stock, 27,967 shares of common stock issuable pursuant to exercisable options and 400 shares of common stock issuable under a currently exercisable warrant.

(14) Represents 17,199 shares of common stock issuable pursuant to exercisable options.

(15) Represents 26,284 shares of common stock issuable pursuant to exercisable options granted to Mr. Hall and 48,349 shares of common stock issuable pursuant to exercisable options granted to Mr. Hall's spouse, an employee of Hollywood Media.

(16) Includes 852,125 shares of common stock issuable pursuant to options, warrants and Convertible Debentures.

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following table sets forth information as of December 31, 2002 regarding compensation plans under which equity securities of Hollywood Media are authorized for issuance, aggregated by "Plan category" as indicated in the table:

                                            EQUITY COMPENSATION PLAN INFORMATION

       -------------------------------------- ---------------------- --------------------- ------------------------
                                              NUMBER OF SECURITIES     WEIGHTED AVERAGE     NUMBER OF SECURITIES
                                                TO BE ISSUED UPON     EXERCISE PRICE OF      REMAINING AVAILABLE
                                                   EXERCISE OF           OUTSTANDING         FOR FUTURE ISSUANCE
                                              OUTSTANDING OPTIONS,    OPTIONS, WARRANTS         UNDER EQUITY
       PLAN CATEGORY:                          WARRANTS AND RIGHTS        AND RIGHTS       COMPENSATION PLANS (1)
       -------------------------------------- ---------------------- --------------------- ------------------------
                                                       (a)                   (b)                     (c)
       -------------------------------------- ---------------------- --------------------- ------------------------
       Equity compensation plans approved
       by security holders                          2,278,796               $7.92                  2,303,510 (2)
       -------------------------------------- ---------------------- --------------------- ------------------------

       Equity compensation plans not                2,627,054               $7.33                     -
       approved by security holders (3)
       -------------------------------------- ---------------------- --------------------- ------------------------
                       Total                        4,905,850               $7.60                 2,303,510
       -------------------------------------- ---------------------- --------------------- ------------------------

----------

(1) Excluding securities reflected in column (a). The number reflected in column (c) is as of December 31, 2002 and is subject to change subsequent to such date based on various factors, including the terms of the plans. See note 2 below.

(2) As if December 31, 2002, there were 1,286,439 shares available for granting additional awards under Hollywood Media's 2000 Stock Incentive Plan, which awards could be issued as restricted stock, stock options, or other forms of equity compensation. The 2000 Stock Incentive Plan provides that the aggregate number of shares authorized for issuance thereunder (including shares already issued, shares subject to future issuance pursuant to outstanding awards, and shares available for future awards) will be automatically increased (but not decreased), if applicable, on the first day of each fiscal quarter, so that such number equals the lesser of 2,000,000 shares or five percent of the number of Hollywood Media's then outstanding shares of common stock. Hollywood Media's 1993 Stock Option Plan provides that the aggregate number of shares originally authorized for issuance thereunder (including shares already issued, shares subject to future issuance pursuant to outstanding awards, and shares available for future awards) is 3,000,000 shares, which number has been and will be automatically increased (but not decreased), if applicable, on the first day of each fiscal quarter, so that such number equals 12.5% of the number of Hollywood Media's then outstanding shares of common stock. Additional information about such plans is contained in the Notes to Hollywood Media's Consolidated Financial Statements in Item 8 of this Form 10-K.

(3) All equity compensation not approved by security holders consists of warrants granted to non-employees of Hollywood Media in exchange for services. Additional information about such warrants is contained in the Notes to Hollywood Media's Consolidated Financial Statements in
         Item 8 of this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

TRANSACTIONS WITH VIACOM INC.

         EXCHANGE AGREEMENT WITH VIACOM. On August 28, 2002, Hollywood Media Corp. entered into and consummated an Exchange Agreement (the "Exchange Agreement"), among Hollywood Media, its wholly owned subsidiaries, hollywood.com, Inc. and Broadway.com, Inc., and Viacom Inc. Pursuant to the Exchange Agreement, Viacom reconveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media's common stock, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. Viacom also paid Hollywood Media $2.0 million in cash. As a result of these transactions, as of August 28, 2002 Viacom no longer owned any shares of Hollywood Media's common stock.

         Under the Exchange Agreement, Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties for use through December 31, 2003. Each of the Advertising and Promotion Agreement and Content License Agreement, dated as of January 3, 2000, between hollywood.com, Inc. and Viacom, was terminated. The parties also terminated each of the following additional agreements to which they were a party: (1) the Stock Purchase Agreement dated as of August 26, 1999, (2) the Investor's Rights Agreement dated as of January 3, 2000, (3) the Voting Agreement dated as of January 3, 2000, (4) the Securities Purchase Agreement dated as of April 25, 2001, and (5) the Registration Rights Agreement dated as of May 1, 2001. Under the Voting Agreement, Viacom had the right to nominate two individuals for election to Hollywood Media's board of directors. Viacom's designees on the Board at the time of such termination were Peter Glusker and Bryon Rubin. As a result of the termination of the Voting Agreement, Viacom no longer has such nomination rights. Messrs. Glusker and Rubin resigned as directors of Hollywood Media upon consummation of the Exchange Agreement.

         TERMINATED ARRANGEMENTS WITH VIACOM. The following paragraphs under this caption "Transactions with Viacom Inc." describe the transactions previously entered into with Viacom Inc., which arrangements were in effect until terminated in August 2002 pursuant to the Exchange Agreement as described above.

         Effective January 2000, Hollywood Media entered into a strategic relationship with CBS (as predecessor to Viacom, Inc.) that provided for promotion of Hollywood.com and Broadway.com. In connection with such arrangements, CBS purchased 6,672,031 shares of our common stock in exchange for $5,303,030 in cash and $100 million of advertising, promotion, content and advertising sales support over a seven-year term pursuant to an Advertising and Promotion Agreement and a Content Agreement. Hollywood Media also issued to CBS a Warrant to purchase 1,178,892 shares of our Common Stock for an aggregate exercise price of $10,937,002. CBS exercised the warrant in full during March 2000. Half of the warrant exercise price was paid in cash and half was paid in additional advertising and promotion under the Advertising and Promotion Agreement. Hollywood Media also entered into an Investor's Rights Agreement, a Registration Rights Agreement and a Voting Agreement with Viacom, which contained, among other things, transfer restrictions, standstill provisions, preemptive rights, registration rights and voting rights, some provisions of which are highlighted below. Such agreements were terminated in August 2002 pursuant to the Exchange Agreement as described above.

         ADVERTISING AND PROMOTION AGREEMENT; CONTENT LICENSE AGREEMENT. Viacom agreed to provide Hollywood Media an aggregate of $70 million in advertising and promotion of Hollywood.com and Broadway.com over a seven-year term. In addition, we had the right to allocate up to $30 million in value deliverable under the Content Agreement to additional advertising and promotion under the Advertising and Promotion Agreement. Viacom Inc. provided the advertising and promotion across various CBS media properties. The Advertising and Promotion Agreement and the Content License Agreement were terminated in August 2002 pursuant to the Exchange Agreement as described above.

         INVESTOR'S RIGHTS AGREEMENT. The Investor's Rights Agreement between Hollywood Media and Viacom Inc. included various rights and obligations of Hollywood Media and Viacom related to Viacom's ownership of Hollywood Media's common stock, including Viacom's registration rights with respect to the common stock, Hollywood Media's right of first refusal with respect to transfers by Viacom of the common stock, standstill provisions to which Viacom was bound, and preemptive rights of Viacom with respect to certain issuances of common stock and other securities by Hollywood Media. The Investor's Rights Agreement was terminated in August 2002 pursuant to the Exchange Agreement as described above.

         VOTING AGREEMENT. The Voting Agreement among Hollywood Media, Viacom and certain shareholders of Hollywood Media contained agreements by such parties with respect to nominating individuals to serve on Hollywood Media's Board of Directors and the voting of the common stock owned by such parties in favor of such nominees. Viacom had the right to nominate for election to Hollywood Media's Board of Directors a number of individuals equal to the product of Viacom's percentage ownership of Hollywood Media's common stock and the total number of members of the Board of Directors (rounded down to the nearest whole number). In addition, as long as the Advertising and Promotion Agreement and the Content Agreement remained in effect, Viacom had the right to designate at least one nominee to the Board of Directors. In all elections for members of the Board of Directors, each of the shareholders that was a party to the Voting Agreement agreed to vote all shares beneficially owned by them in favor of the Viacom designees. Each of Mitchell Rubenstein, Laurie S. Silvers, Martin H. Greenberg and Rosalind Greenberg were parties to the Voting Agreement. In all elections for members of the Board of Directors, Viacom agreed to vote all shares of common stock owned by it, or over which it has voting control, in favor of each individual nominated for election to the Board by Hollywood Media. The Voting Agreement was terminated in August 2002 pursuant to the Exchange Agreement as described above.

         MAY 2001 INVESTMENT BY VIACOM INC. In May 2001, Viacom Inc. made a $1.4 million investment in Hollywood Media and a $1.6 million prepayment of future cash advertising and promotion commitments to Hollywood Media. Hollywood Media issued an aggregate of 310,425 shares of Hollywood Media's common stock to Viacom Inc. at a purchase price of $4.51 per share for a total purchase price of $1.4 million in cash. Viacom also received a series A warrant to acquire an aggregate of 162,973 shares of Hollywood Media common stock at a price of $6.44 per share, subject to adjustment of the price upon certain events. Viacom also received a series B warrant to acquire additional shares of common stock for no additional consideration if the market price of Hollywood Media common stock fell below specified prices as of certain dates. Hollywood Media issued an additional 220,402 shares to Viacom pursuant to the series B warrant. The series A warrants and series B warrants were cancelled in August 2002 pursuant to the Exchange Agreement described above. In connection with this investment, Viacom also paid $1,600,000 to Hollywood Media, in 2001, as a prepayment of future cash advertising and promotion commitments owing under the Advertising and Promotion Agreement, dated as of January 3, 2000, between Hollywood Media and Viacom.

         Pursuant to the terms of the registration rights agreement between the parties, Hollywood Media issued to Viacom 14,928 shares of common stock and, in November 2001, Hollywood Media registered with the Securities and Exchange Commission all of the shares acquired by Viacom in the May 2001 financing, including the shares issuable upon exercise of the series A and series B Warrants.

INVESTMENTS BY AFFILIATE OF THE SIMON PROPERTY GROUP

         Pursuant to a 1995 stock purchase agreement with Tekno Simon, an affiliate of the Simon Property Group, and its Co-Chairman, Melvin Simon, Tekno Simon purchased shares of Hollywood Media's Series A Preferred Stock, Series B Preferred Stock and common stock. In May 1999, Tekno Simon converted all of the Series A and Series B Preferred Stock into 300,631 shares of common stock. Pursuant to such Stock Purchase Agreement, Tekno Simon has the right to designate one nominee to Hollywood Media's Board of Directors until such time as Tekno Simon holds less than 25% of the sum of (i) the shares of common stock issued upon conversion of the Series A Preferred Stock, and (ii) the shares of common stock purchased by Tekno Simon in 1995. Certain principal shareholders of Hollywood Media, including Mitchell Rubenstein, Laurie S. Silvers and Dr. Martin
H. Greenberg, have agreed to vote their shares of common stock in favor of the election of Tekno Simon's nominee to the Board of Directors. Tekno Simon's current nominee on the Board of Directors is Deborah J. Simon.

CONSULTING AGREEMENT WITH DR. MARTIN H. GREENBERG; TEKNO BOOKS PARTNERSHIP

         Dr. Martin H. Greenberg, a director of Hollywood Media, does not receive a salary for serving as the Chief Executive Officer of Hollywood Media's Tekno Books division. In 1993 Hollywood Media entered into a consulting agreement with Dr. Greenberg pursuant to which he agreed to render advisory and consulting services to Hollywood Media, including identifying best-selling authors to create intellectual properties for Hollywood Media and negotiating agreements with such authors, arranging for the publication of prose novels and anthologies for children and adults based on Hollywood Media's intellectual properties, and attending trade shows and conventions on Hollywood Media's behalf. The consulting agreement will expire in November 2003, unless terminated earlier, which termination may take place only under certain conditions. Pursuant to the consulting agreement, in November 1993 Dr. Greenberg began receiving consulting fees of $30,000 per year and was granted an option to purchase 6,250 shares of common stock at an exercise price of $8.00 per share.

         In connection with Hollywood Media's acquisition of Tekno Books, the consulting agreement was amended on December 9, 1994 (1) to provide that Dr. Greenberg will have the exclusive right to package novelizations based on Hollywood Media's entertainment properties, and (2) in lieu of future annual stock option grants to which Dr. Greenberg was entitled under the original agreement, to grant Dr. Greenberg options to purchase 17,778 shares of common stock at an exercise price of $8.4375 per share (the then approximate market price of the common stock).

         Hollywood Media's Tekno Books division is owned by a partnership in which Hollywood Media and Dr. Greenberg are the partners. Hollywood Media holds a 51% partnership interest and Dr. Greenberg holds a 49% interest. The partnership makes periodic distributions to its partners of specified amounts of its income as provided pursuant to the terms of its partnership agreement between Hollywood Media and Dr. Greenberg, which distributions generally are made pro rata to the partners in proportion to their respective percentage interests in the partnership. During 2002, Hollywood Media received aggregate partner distributions of $763,704 from the Tekno Books partnership and Dr. Greenberg received aggregate partner distributions of $733,755. The partnership agreement has been in effect since October 1994 and was amended and restated in November 2002 including changes providing for: extension of the stated termination date of the partnership from December 31, 2024 to December 31, 2052; Dr. Greenberg's agreement to serve as the Chief Executive Partner of the partnership through November 1, 2012 and for such longer period as Dr. Greenberg shall desire, subject to certain conditions; and a non-competition agreement by Dr. Greenberg while he is a partner and for a period of five years thereafter.

OFFERING OF CONVERTIBLE DEBENTURES

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures Due May 2005 (the "Debentures") to a group of investors, including existing shareholders of the company, upon payment of an aggregate $5.7 million cash investment from such investors. Mitchell Rubenstein, the Chairman and Chief Executive Officer of Hollywood Media, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of common stock of Hollywood Media at a price of $3.46 per share. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in cash or common stock. The investors also received fully vested warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at a price of $3.78 per share. If on May 22, 2003, an investor holds at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, then the exercise price of the warrants held by such investor will decrease to $3.46 per share. The Debentures and warrants contain certain restrictive covenants and anti-dilution provisions. The investors have the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. Pursuant to such offering, Mr. Rubenstein and Ms. Silvers acquired $500,000 principal amount of the Debentures and warrants to purchase 50,578 shares of common stock, upon the same terms as the other purchasers of the Debentures.

         Pursuant to the terms of a Registration Rights Agreement entered into in connection with such offering of Debentures, Hollywood Media filed with the Securities and Exchange Commission a shelf registration statement under the Securities Act of 1933, as amended, to register for resale the shares of common stock of Hollywood Media issuable upon conversion of the Debentures or upon exercise of the warrants, and the shares of common stock issuable as payment of interest under the Debentures. Mr. Rubenstein and Ms. Silvers voluntarily abstained from registering their shares pursuant to such registration.

LINE OF CREDIT

         During 2001, Mitchell Rubenstein, the Chairman and Chief Executive Officer of Hollywood Media, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, advanced $1,570,000 to Hollywood Media under an unsecured line of credit facility of which $1,120,000 was repaid with interest at the JP Morgan prime rate (4.75% at December 31, 2001). Interest expense on these advances was $1,870 for 2001. At December 31, 2001, the outstanding balance under this line of credit was $450,000, which amount was repaid in January 2002 together with accrued interest of $781. Thereafter an aggregate of $1,651,000 was advanced to the Company and subsequently repaid together with accrued interest of $9,315. The current balance is zero.

         In the event that Hollywood Media requires additional funding and cannot secure such additional funding, Mr. Rubenstein and Ms. Silvers have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $5 million through May 21, 2003, and from that date through January 1, 2004 such commitment is reduced to an amount not to exceed $3.5 million, if needed to enable Hollywood Media to meet its working capital requirements; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media generates cash from financings, operational cash flow or a sale of a division or subsidiary of Hollywood Media Corp. This commitment terminates January 1, 2004. There was no outstanding balance under this commitment as of the date of this Form 10-K.

ITEM 14.  CONTROLS AND PROCEDURES.
          ------------------------

         Within the 90 days prior to the date of this Form 10-K, an evaluation was performed under the supervision and with the participation of Hollywood Media's management, including the Chief Executive Officer and the Chief Operating Officer (Principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Hollywood Media's management, including the Chief Executive Officer and the Chief Operating Officer (Principal financial and accounting officer), concluded that our disclosure controls and procedures were effective. There have been no significant changes in Hollywood Media's internal controls and procedures or in other factors that could significantly affect internal controls subsequent to such evaluation.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

         (a)      EXHIBITS:

                                                                                                          INCORPORATED BY
   Exhibit   Description                                                                                  REFERENCE FROM
   -------   -----------                                                                                  --------------
     3.1     Third Amended and Restated Articles of Incorporation                                               (1)

     3.2     Bylaws                                                                                             (2)

     4.1     Form of Common Stock Certificate                                                                   (3)

     4.2     Rights Agreement dated as of August 23, 1996 between Hollywood Media
             and American Stock Transfer & Trust Company, as Rights Agent                                       (4)

     4.3     Amendment  No. 1, dated as of December 9, 2002, to Amended and Restated  Rights  Amendment         (5)
             dated as of August 23, 1996 between  Hollywood  Media Corp.  and American Stock Transfer &
             Trust Company.

    10.1     Executive Compensation Plans and Arrangements

             (a)   Employment  Agreement  between  Hollywood  Media  and  Mitchell  Rubenstein  dated as        (6)
                   of July 1, 1993
             (b)   Extension and Amendment Agreement between Hollywood Media and
                   Mitchell Rubenstein entered into as of July 1, 1998                                          (7)
             (c)   Employment  Agreement  between  Hollywood Media and Laurie S. Silvers dated as of            (6)
                   July 1, 1993
             (d)   Extension and Amendment Agreement between Hollywood Media and
                   Laurie S. Silvers entered into as of July 1, 1998                                            (7)
             (e)   1993 Stock Option Plan, as amended effective October 1, 1999                                 (8)
             (f)   Directors Stock Option Plan, as amended effective July 2, 1998                               (7)
             (g)   Form of Indemnification Agreement between Hollywood Media and each of
                   its Directors and Officers                                                                   (6)
             (h)   2000 Stock Incentive Plan                                                                    (1)
             (i)   401(k) Plan                                                                                  (1)
             (j)   Employment Agreement dated as of May 18, 1999, between                                       (9)
                   Showtimes.com, Inc. and Brett West
             (k)   Exchange Agreement dated as of December 14, 2001 between Hollywood  Media                    (10)
                   Corp. and Laurie S. Silvers
             (l)   Exchange Agreement dated as of December 14, 2001 between Hollywood  Media                    (10)
                   Corp. and Mitchell Rubenstein
             (m)   Employment Agreement dated as of February 25, 2002 between                                   (10)
                   Hollywood Media Corp. and Jerrold A. Wish

    10.2     Advertising and Promotion Agreement dated January 3, 2000, between

             Hollywood.com, Inc. and CBS Corporation                                                            (11)

    10.3     Content License Agreement dated January 3, 2000 between Hollywood.com, Inc.
             and CBS Corporation                                                                                (11)

    10.4     Investors Rights Agreement dated January 3, 2000 between Hollywood Media and
             CBS Corporation                                                                                    (11)

    10.5     Voting Agreement dated January 3, 2000 between Hollywood Media and
             CBS Corporation                                                                                    (11)

    10.6     Common Stock Investment Agreement dated as of August 22, 2000 among
             Hollywood Media, Elliott Associates, L.P. and Westgate International, L.P.                         (12)

    10.7     Registration Rights Agreement dated August 22, 2000 among Hollywood Media,
             Elliott Associates, L.P. and Westgate International, L.P.                                          (12)

    10.8     Common Stock Adjustment Warrant dated August 22, 2000 between
             Hollywood Media and Elliott Associates, L.P.                                                       (12)

    10.9     Common Stock Adjustment Warrant dated August 22, 2000 between
             Hollywood Media and Westgate International, L.P.                                                   (12)

    10.10    Common Stock Purchase Warrant dated August 22, 2000 between
             Hollywood Media and Elliott Associates, L.P.                                                       (12)

    10.11    Common Stock Purchase Warrant dated August 22, 2000 between
             Hollywood Media  and Westgate International, L.P.                                                  (12)

    10.12    Stock Purchase Agreement, dated as of August 26, 1999, between
             Hollywood Media and CBS (as predecessor to Viacom, Inc.)                                           (13)

    10.13    Purchase Agreement effective as of September 29, 2000 among
             Hollywood.com, Inc. and the Purchasers named therein                                               (14)

    10.14    Agreement and Plan of Merger dated as of September 15, 2000 by and among
             Cameron Mackintosh, Inc., Theatre Direct NY, Inc., Hollywood.com, Inc. and
             Theatre Acquisition Corp.                                                                          (15)

    10.15    Services Agreement dated as of February 9, 2001 between
             Hollywood Media Corp., and Lakeside Ventures, LLC                                                  (16)

    10.16    Securities Purchase Agreement dated as of April 25, 2001 between
             Hollywood Media Corp., Societe Generale and Velocity Investment
             Partners, Ltd.                                                                                     (16)

    10.17    Registration Rights Agreement dated as of April 25, 2001 between
             Hollywood Media Corp., Societe Generale and Velocity Investment Partners, Ltd.                     (16)

    10.18    "A" Warrant issued to Societe Generale                                                             (16)

    10.19    "B" Warrant issued to Societe Generale                                                             (16)

    10.20    Asset Purchase Agreement dated as of July 19, 2001 among Hollywood Media,
             Independent Hollywood, Inc. and Always Independent Entertainment Corp.                             (17)

    10.21    Investment and Subscription Agreement made and entered into as of
             September 17, 2001, between Hollywood Media Corp. and Zeke, L.P., a
             Delaware limited partnership.                                                                      (18)

    10.22    Purchase Agreement made as of October 12, 2001, between Broadway.com, Inc.,
             Robert DeVivio and Peter Falconello                                                                (18)

    10.23    Transfer and Shareholders Agreement dated January 14, 2002 by and among
             Baseline Acquisitions Corp., Baseline, Inc., Hollywood Media Corp. and
             Fountainhead Media Services, Inc.                                                                  (19)

    10.24    Employment Agreement as of January 14, 2002 between Baseline, Inc. and
             Alex Amin                                                                                          (19)

    10.25    Employment Agreement as of January 14, 2002 between Baseline, Inc. and
             Rafi Gordon                                                                                        (19)

    10.26    Pledge Agreement, as of January 14, 2002 between
             Fountainhead Media Services, Inc. and Hollywood Media Corp.                                        (19)

    10.27    Management Services Agreement as of January 14, 2002 between
             Hollywood Services, Inc. and Baseline, Inc.                                                         (19)

    10.28    Stock Purchase Agreement, as of January 14, 2002 between
             Fountainhead Services, Inc. and Hollywood Media Corp.                                              (19)

    10.29    Secured Promissory Note between Fountainhead Media Services and
             Hollywood Media Corp., dated January 14, 2002                                                      (19)
             Schedule 1 to Promissory Note

    10.30    Exchange  Agreement  dated August 28, 2002,  among  Hollywood Media Corp.,                         (20)
             Hollywood.com, Inc., Broadway.com, Inc. and Viacom Inc.

    10.31    Securities  Purchase Agreement for 6% Senior Convertible  Debentures,  dated as of May 22,         (21)
             2002, among Hollywood Media Corp.,  Federated Kaufman Fund,  Portside Growth & Opportunity
             Fund Ltd., Leonardo, L.P., Carpe Diem Long Short Fund, LLC and Mitchell Rubenstein

    10.32    6% Senior  Convertible  Debenture  Due May 2005 issued by Hollywood  Media Corp. as of May         (21)
             22, 2002

    10.33    Registration  Rights  Agreement,  dated as of May 22, 2002,  among  Hollywood Media Corp.,         (21)
             Federated  Kaufman Fund,  Portside Growth & Opportunity Fund Ltd.,  Leonardo,  L.P., Carpe
             Diem Long Short Fund, LLC and Mitchell Rubenstein

    10.34    Warrant  issued  by  Hollywood  Media  Corp.  to  purchasers  of  6%  Senior   Convertible         (21)
             Debentures, dated as of May 22, 2002

    10.35    Agreement dated as of May 21, 2002 between  Hollywood Media Corp. and Velocity  Investment         (10)
             Partners Ltd.,  providing for the  cancellation of Warrant No. W-B-2 dated May 1, 2001 and a reduction in the exercise price of Warrant No. W-A-2

    10.36    Warrant  W-A-3  dated  May 30,  2002  issued  to  Velocity  Investment  Partners  Ltd.  in         (10)
             replacement of Warrant No. W-A-2

    10.37    Amended  and  Restated  Partnership  Agreement  dated  as of  November  21,  2002  between          *
             Hollywood Media Corp. and Dr. Martin H. Greenberg

    21.1     Subsidiaries of Hollywood Media                                                                     *

    23.1     Consent of Independent Certified Public Accountant, Ernst & Young LLP                               *

    23.2     Information regarding Consent of Arthur Andersen LLP                                                *

    99.1     Certification of Chief Executive Officer                                                            *

    99.2     Certification of Chief Operating Officer                                                            *

___________________

*Filed as an exhibit to this Form 10-K

(1)             Incorporated by reference from the exhibit filed with Hollywood Media's Annual Report on
                Form 10-K for the year ended December 31, 2000.
(2)             Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 2002.
(3)             Incorporated by reference from the exhibit filed with Hollywood Media's Registration Statement on Form SB-2 (No. 33-69294).
(4)             Incorporated by reference from exhibit 1 to Hollywood Media's Current Report on Form 8-K filed on October 20, 1999.
(5)             Incorporated by reference from the exhibit to Hollywood Media's Current Report on Form 8-K filed on December 10, 2002.
(6)             Incorporated by reference from the exhibit filed with Hollywood Media's Registration Statement on Form SB-2 (No. 33-69294).
(7)             Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on
                Form 10-QSB for the quarter ended September 30, 1998.
(8)             Incorporated by reference from the exhibit filed with Hollywood Media's Annual Report on
                Form 10-K for the year ended December 31, 1999.
(9)             Incorporated by reference from exhibits filed with Hollywood Media's Quarterly Report on Form
                10-QSB for the Quarter ended June 30, 1999.
(10)            Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2002.
(11)            Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on
                Form 10-Q for the quarter ended March 31, 2000.
(12)            Incorporated by reference from the exhibits to Hollywood Media's Current Report on Form 8-K filed on August 29, 2000.
(13)            Incorporated by reference from exhibit 1 to Hollywood Media's Current Report on Form 8-K filed on September 28, 1999.
(14)            Incorporated by reference from the exhibits to Hollywood Media's Current Report on Form 8-K filed on October 5, 2000.
(15)            Incorporated by reference from the exhibits to Hollywood Media's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(16)            Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on
                Form 10-Q/A for quarter ended March 31, 2001.
(17)            Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2001.

(18)            Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 2001.
(19)            Incorporated  by reference from the exhibit filed with  Hollywood  Media's Annual Report on Form 10-K for the year ended December 31, 2001.
(20)            Incorporated by reference from the exhibit to Hollywood  Media's Current Report on Form 8-K filed on August
                28, 2002
(21)            Incorporated  by reference  from the exhibit to Hollywood  Media's  Current Report on Form 8-K filed on May
                23, 2002

(b)      REPORTS ON FORM 8-K

         The following report on Form 8-K was filed during the fourth quarter of 2002:

Filing Date:  December 10 2002

Item Reported: Item 5. - Other Events and Required FD Disclosure. The report included the following:

On December 9, 2002, Hollywood Media Corp. ("Hollywood Media") amended the terms of its shareholder rights plan (the "Plan") to increase the amount of shares that can be acquired by a shareholder under certain circumstances without the holder being deemed an "Acquiring Person" under the Plan. Under the Plan as amended, if a shareholder becomes the holder of more than 15% of Hollywood Media's Common Stock by reason of a reduction in the number of Hollywood Media's outstanding shares in a board-approved transaction, the holder would be permitted to acquire up to an additional 5% of the Common Stock without being deemed an Acquiring Person under the Plan. Prior to such amendment, a holder would be permitted to acquire up to 1% more of the Common Stock under such circumstances.

         Additional information about such amendment is contained in the report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         HOLLYWOOD MEDIA CORP.

Date:  March 31, 2003                                    By:   /s/ Mitchell Rubenstein
                                                               ------------------------------
                                                               Mitchell Rubenstein, Chairman of the Board
                                                               and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2003                                     /s/ Mitchell Rubenstein
                                                         ------------------------------------------
                                                         Mitchell Rubenstein, Chairman of the Board and
                                                         Chief Executive Officer (Principal executive officer)

Date: March 31, 2003                                     /s/ Laurie S. Silvers
                                                         ------------------------------------------
                                                         Laurie S. Silvers, Vice Chairman of the Board,
                                                         President and Secretary

Date: March 31, 2003                                     /s/ Nicholas G. Hall
                                                         ------------------------------------------
                                                         Nicholas G. Hall, Chief Operating Officer (Principal
                                                         financial and accounting officer)

Date: March 31, 2003                                     /s/ Martin H. Greenberg
                                                         ------------------------------------------
                                                         Martin H. Greenberg, Director

Date: March 31, 2003                                     /s/ Harry T. Hoffman
                                                         ------------------------------------------
                                                         Harry T. Hoffman, Director

Date: March 31, 2003                                     /s/ Deborah J. Simon
                                                         ------------------------------------------
                                                         Deborah J. Simon, Director

Date:
                                                         ------------------------------------------
                                                         Robert E. McAllan, Director

                                 CERTIFICATIONS

I, Mitchell Rubenstein, as Chief Executive Officer of Hollywood Media Corp., certify that:

1. I have reviewed this annual report on Form 10-K of Hollywood Media Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   March 31, 2003               By: /s/ Mitchell Rubenstein
                                     -------------------------------------------
                                     Mitchell Rubenstein, Chairman of the Board
                                     and Chief Executive Officer

I, Nicholas G. Hall, as Chief Operating Officer, (Principal financial and accounting officer), of Hollywood Media Corp., certify that:

1. I have reviewed this annual report on Form 10-K of Hollywood Media Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31, 2003         By:    /s/ Nicholas G. Hall
                                      ------------------------------------------
                                      Nicholas G. Hall, Chief Operating Officer