Form 10-Q
period 2003-03-31
HOLLYWOOD MEDIA CORP
filed 2003-05-15
CIK 912544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                           COMMISSION FILE NO. 0-22908

                              HOLLYWOOD MEDIA CORP.
             (Exact name of registrant as specified in its charter)

          FLORIDA                                               65-0385686
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2255 GLADES ROAD, SUITE 221A
    BOCA RATON, FLORIDA                                           33431
(Address of principal executive offices)                        (zip code)

                                 (561) 998-8000
                         (Registrant's telephone number)

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         As of May 13, 2003, the number of shares outstanding of the issuer's common stock, $.01 par value, was 20,924,045.

                              HOLLYWOOD MEDIA CORP.

                                TABLE OF CONTENTS


                                                                                      PAGE(S)
                                                                                      -------
PART I   FINANCIAL INFORMATION
------   ---------------------

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2003
         (unaudited) and December 31, 2002  ......................................       2

         Consolidated Statements of Operations for the Three
         Months ended March 31, 2003 and 2002 (unaudited)  .......................       3

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 2003 and 2002 (unaudited)  .......................       4

         Consolidated Statement of Shareholders' Equity for the Three
         Months ended March 31, 2003..............................................       5

         Notes to Consolidated Financial Statements (unaudited)  .................       6-18

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  ..........................       18-34

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK........................................................       35

ITEM 4.  CONTROLS AND PROCEDURES  ................................................       35

PART II  OTHER INFORMATION
-------  -----------------

ITEM 1.  LEGAL PROCEEDINGS  ......................................................       36

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS  ..............................       37

ITEM 5.  OTHER INFORMATION  ......................................................       37-38

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  .......................................       39

Signatures    ....................................................................       40

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,        December 31,
                                                                                           2003              2002
                                                                                      -------------      -------------
                                                                                       (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $   1,236,331      $   2,342,238
     Receivables, net                                                                     1,492,170          1,845,063
     Inventories, net                                                                     8,639,970          7,144,311
     Prepaid expenses                                                                     1,097,306          1,026,454
     Other receivables                                                                      747,103            510,532
     Other current assets                                                                    48,332            247,532
     Deferred advertising - CBS                                                             734,757            924,780
                                                                                      -------------      -------------
     Total current assets                                                                13,995,969         14,040,910

PROPERTY AND EQUIPMENT, net                                                               3,239,010          3,563,569
INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES                                      236,130            610,172
IDENTIFIABLE INTANGIBLE ASSETS, net                                                       2,165,852          2,342,807
GOODWILL, net                                                                            40,773,968         40,773,968
OTHER ASSETS                                                                                597,163            737,231
                                                                                      -------------      -------------
TOTAL ASSETS                                                                          $  61,008,092      $  62,068,657
                                                                                      =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                 $   2,052,558      $   1,354,663
     Accrued expenses and other                                                           2,954,069          3,854,881
     Notes payable                                                                          250,000            250,000
     Accrued exit and retail closure costs                                                   27,500             27,500
     Deferred revenue                                                                    10,314,976          8,890,002
     Current portion of capital lease obligations                                           279,327            340,083
                                                                                      -------------      -------------
     Total current liabilities                                                           15,878,430         14,717,129

CAPITAL LEASE OBLIGATIONS, less current portion                                             198,928            238,546
DEFERRED REVENUE                                                                            327,089            214,626
MINORITY INTEREST                                                                            61,844                 --
OTHER DEFERRED LIABILITY                                                                  2,398,239          2,381,863
CONVERTIBLE DEBENTURES, NET                                                               3,402,653          3,223,988

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                --                 --
     Common stock, $.01 par value, 100,000,000 shares authorized; 20,513,708 and 20,253,863 shares issued and outstanding  at March 31, 2003 and
         December 31, 2002, respectively                                                    205,137            202,539
     Additional paid-in capital                                                         277,596,611        277,261,293
     Accumulated deficit                                                               (239,060,839)      (236,171,327)
                                                                                      -------------      -------------
     Total shareholders' equity                                                          38,740,909         41,292,505
                                                                                      -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $  61,008,092      $  62,068,657
                                                                                      =============      =============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                       HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)


                                                   Three Months Ended March 31,
                                                ------------------------------

                                                    2003              2002
                                                ------------      ------------


NET REVENUES                                      14,562,815      $ 12,705,442

COST OF REVENUES                                  10,568,545         8,236,161
                                                ------------      ------------

    Gross margin                                   3,994,270         4,469,281
                                                ------------      ------------


OPERATING EXPENSES:
    General and administrative                     1,891,232         1,889,920
    Selling and marketing                            277,396           925,932
    Salaries and benefits                          3,279,628         3,563,120
    Amortization of CBS advertising                  190,023         4,577,598
    Depreciation and amortization                    639,876           905,055
                                                ------------      ------------

        Total operating expenses                   6,278,155        11,861,625
                                                ------------      ------------

        Operating loss                            (2,283,885)       (7,392,344)

EQUITY  IN EARNINGS - INVESTMENTS                      4,405           216,383

OTHER INCOME (EXPENSE):

    Interest expense                                (342,661)         (179,685)
    Interest income                                    2,293             3,022
    Other, net                                       (49,091)           20,846
                                                ------------      ------------

         Loss before minority interest            (2,668,939)       (7,331,778)

MINORITY INTEREST                                   (220,573)         (204,000)
                                                ------------      ------------

NET LOSS                                        $ (2,889,512)     $ (7,535,778)
                                                ============      ============

Basic and diluted net loss per common share     $      (0.14)     $      (0.27)
                                                ============      ============

Weighted average shares outstanding               20,398,291        28,116,685
                                                ============      ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Three Months Ended March 31,
                                                                                              ----------------------------
                                                                                                  2003             2002
                                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                      $(2,889,512)     $(7,535,778)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                                            639,876          905,055
         Interest- non-cash                                                                       258,161          143,609
         Equity in earnings of investments, net of return of invested capital                     374,042          486,052
         Issuance of compensatory stock, stock options and warrants for services rendered         258,421          370,323
         Amortization of deferred compensation costs                                                   --          570,147
         Amortization of deferred financing costs                                                  32,425               --
         Provision for bad debts                                                                  101,846           92,742
         Amortization of CBS advertising                                                          190,023        4,577,598
         Minority interest                                                                        220,573          204,000
         Return of capital from Tekno Books to minority partner                                   (80,019)        (268,949)
         Changes in assets and liabilities:
           Receivables                                                                            251,044         (527,325)
           Prepaid expenses                                                                       (70,852)         (84,632)
           Inventories                                                                         (1,495,659)      (1,842,715)
           Other current assets                                                                   (37,371)          (7,053)
           Other assets                                                                            28,933          (35,878)
           Accounts payable                                                                       697,895          369,357
           Deferred revenue                                                                     1,537,437        2,134,110
           Other accrued expenses                                                                (806,324)         (37,345)
                                                                                              -----------      -----------
             Net cash used in operating activities                                               (789,061)        (486,682)
                                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                      (138,362)        (390,323)
                                                                                              -----------      -----------
             Net cash used in investing activities                                               (138,362)        (390,323)
                                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from shareholder/officer loan                                                          --        1,000,000
       Payments of shareholder/officer loan                                                            --         (450,000)
       Payments under note payable                                                                     --         (100,000)
       Net advances from factor                                                                   (78,110)         (45,068)
       Payments to repurchase common stock                                                             --               --
       Payments under capital lease obligations                                                  (100,374)        (171,442)
                                                                                              -----------      -----------
             Net cash (used) provided in financing activities                                    (178,484)         233,490
                                                                                              -----------      -----------

             Net decrease in cash and cash equivalents                                         (1,105,907)        (643,515)

CASH AND CASH EQUIVALENTS, beginning of period                                                  2,342,238        1,980,966
                                                                                              -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                                      $ 1,236,331      $ 1,337,451
                                                                                              ===========      ===========

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
       Interest paid                                                                          $    40,045      $    32,409
                                                                                              ===========      ===========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

                                                              Common Stock            Additional
                                                                                       Paid-in        Accumulated
                                                        Shares            Amount       Capital          Deficit           Total
                                                     -------------   -------------   -------------   -------------    -------------
Balance - December 31, 2002                             20,253,863   $     202,539   $ 277,261,293   $(236,171,327)   $  41,292,505

Isssuance of stock options and warrants for services            --              --          99,637              --           99,637

Common stock adjustment                                      3,000              30           2,970              --            3,000

Issuance of stock - 401 (k) employer match                 155,783           1,558         154,226              --          155,784

Interest payment to convertible debenture holders          101,062           1,010          78,485              --           79,495

Net loss                                                        --              --              --      (2,889,512)      (2,889,512)

                                                     -------------   -------------   -------------   -------------    -------------
Balance -  March 31, 2003                               20,513,708   $     205,137   $ 277,596,611   $(239,060,839)   $  38,740,909
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

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Hollywood Media Corp. ("Hollywood Media") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media's financial position and results of operations. The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2003. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Per Share Amounts

         Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. There were 4,752,842 and 4,412,495 options and warrants to purchase common shares outstanding at March 31, 2003 and 2002, respectively, that could potentially dilute earnings per share in the future. In addition, the convertible debentures (Note 4) are convertible into 1,647,399 shares of common stock at a conversion price of $3.46 per share. The common shares underlying the options, warrants and convertible debentures have been excluded from the weighted average number of common shares outstanding for the three months ended March 31, 2003. Such options, warrants and convertible debentures were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented.

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

         Receivables

         Receivables consist of amounts due from (i) customers who have advertised on Hollywood Media's web sites, (ii) customers who have licensed data from Hollywood Media's syndication businesses, (iii) customers who have purchased live theater tickets, and (iv) publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $235,171 and $307,398 at March 31, 2003 and December 31, 2002, respectively.

         During 2001, Hollywood Media entered into an agreement with a third party whereby a certain portion of its accounts receivable was monetized. Hollywood Media receives an initial advance of 85% of the invoice amount, with the remaining 15%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At March 31, 2003 and December 31, 2002, included in "accrued expenses and other" in the accompanying balance sheets is a liability of $259,368 and $337,478, respectively, which was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party.

         Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations." This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The more significant of these changes includes measuring all future obligations at fair value and discounting obligations to reflect today's dollars. This statement requires a cumulative effect approach to recognizing transition amounts for existing retirement obligations. The Company adopted the new standard on January 1, 2003. The adoption of SFAS 143 did not have a material impact on its consolidated financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB No. 30). The Company adopted SFAS No. 144 on December 31, 2002. The adoption did not have a material impact on the Company's financial position or results of operations for the periods presented.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The provisions of SFAS No. 145 shall be applied effective fiscal years beginning after May 15, 2002, with early application encouraged. The Company adopted SFAS No. 145 on December 31, 2002. The adoption did not have a material impact on the Company's financial position or results of operations for the periods presented.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. It is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 on December 31, 2002. The adoption did not have a material impact on the Company's financial position or results of operations for the periods presented.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" (SFAS No. 148). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years ending after December 15, 2002. Pursuant to the provisions of SFAS No. 148, the Company has added the required disclosures to the "Stock-Based Compensation" subsection in the "Critical Accounting Policies" section below.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN No. 46)." FIN No. 46 requires a company to make certain disclosures about variable interest entities (VIEs) with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about the VIE when FIN No. 46 becomes effective. The disclosure requirements are effective to all financial statements issued after January 31, 2003. The Company has no VIEs so no additional disclosures have been provided.

         In May 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes are designed to result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. Statement 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.

         In August 2002, the FASB Emerging Issue Task Force issued EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" (EITF 02-16), which addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. Hollywood Media early adopted EITF Issue No. 02-16 on December 31, 2002. The impact on reported results of operations was a reduction in net revenues and a corresponding decrease in cost of sales resulting in no impact on operating results.

(3)      ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:

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

(4)      DEBT:

         In connection with the Theatre Direct NY, Inc. ("TDI") acquisition on September 15, 2000, Hollywood Media signed two promissory notes payable to the former owner. The first is an interest bearing note payable with a face value of $500,000, principal payable monthly. The note bears interest at Citibank, N.A. prime plus 1% per annum (4.25% at March 31, 2003). The second promissory note is a one year non-interest bearing note with a face value of $250,000. The outstanding balance due under the notes payable at March 31, 2003 is $250,000. An agreement was reached on March 31, 2002 between Hollywood Media and the former owner of TDI that the remaining notes payable balance, plus interest, would be paid either in cash or in restricted common stock of Hollywood Media.

         In the event that Hollywood Media requires additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $5 million through May 21, 2003, and from that date through January 1, 2004 such commitment is reduced to an amount not to exceed $3.5 million, if needed to enable

Hollywood Media to meet its working capital requirements; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media generates cash from financings, operational cash flow or a sale of a division or subsidiary of Hollywood Media Corp. The proceeds received from the issuance of the Senior Convertible Debentures in May 2002 did not reduce the amount of the commitment. This commitment terminates January 1, 2004. Advances bear interest at the JP Morgan prime rate. There was no outstanding balance under this commitment at March 31, 2003.

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price of $3.46 per share. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible debentures if the debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at exercise prices ranging from $3.78 to $3.91 per share. If on May 22, 2003, an investor holds at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, then the exercise price of the warrants held by such investor will decrease to $3.46 per share which equals the conversion price of the debenture. The Debentures and Warrants contain anti-dilution provisions as more fully described in the agreements. In addition, the investors will have the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. A total of $389,095 in debt issuance costs were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the warrants issued to the debenture holders.) During the first quarter of 2003, $32,425 was recognized as interest expense from the amortization of the debt issuance costs.

         The warrants granted to these investors were recorded at their relative fair value of $1,608,422 using Black Scholes option valuation model. The assumptions used to calculate the value of the warrants using Black Scholes are as follows: a volatility of 83.7%, a 5 year expected life, exercise prices of $3.91 and $3.78 per share, a stock price of $3.27 per share and a risk free interest rate of 4%. The value of the beneficial conversion feature of the Debenture was $1,295,416. The value of the warrants and the beneficial conversion feature of the Debenture were recorded as a discount to the convertible debenture and included in additional paid-in capital. The value of the warrants and the beneficial conversion feature will be amortized to interest expense over 3 years, using the effective interest method. During the quarter ended March 31, 2003, Hollywood Media recorded $179,596 as interest expense for the accretion of the discount on the convertible debentures.

         In 1999, Hollywood Media loaned approximately $1.7 million to the former owner ("borrower") of CinemaSource

(currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000 and guaranteed payment of the note. The outstanding balance of the loan at March 31, 2003 was approximately $462,000. As of March 31, 2003, the Company accrued in "accrued expenses and other," $462,269 for the face value of the promissory note. In April 2003, Hollywood Media entered into an agreement with the holder of the note to satisfy Hollywood Media's obligations under its guaranty of the note. Pursuant to such agreement, Hollywood Media agreed to pay the holder an aggregate of $462,269, payable in eight consecutive monthly installments of $50,000 commencing in May 2003, plus a final payment of $62,269.

(5)      GOODWILL AND OTHER INTANGIBLE ASSETS:

         Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. As prescribed by SFAS No. 142, the Company completed the transitional goodwill impairment test by the second quarter of 2002. As result of this test, no impairment charge was taken as the fair value of the reporting units exceeded the carrying amount. As of March 31, 2003, there are no indicators that an impairment has occurred.

 (6)     COMMON STOCK:

         On March 4, 2003, Hollywood Media issued 155,783 shares of common stock valued at $155,783 for payment of Hollywood Media's 401(k) employer match for calendar year 2002.

         On January 3, 2003, Hollywood Media issued 101,062 shares of common stock valued at $79,495 to the holders of the convertible debentures for interest due for the period October 1, 2002 to January 1, 2003.

         On March 31, 2003, Hollywood Media booked an adjustment of 3,000 shares in a reconciliation of the balance sheet to the stock transfer agent's records. The adjustment did not have a material impact on the financial position or results of operations.

         During the three months ended March 31, 2003, Hollywood Media issued 97,500 warrants to independent third parties for services rendered. These warrants were issued with a performance based vesting requirement. As a result, no compensation expense was recorded as of March 31, 2003 due to the low probability of the vesting event occurring.

(7)      STOCK-BASED COMPENSATION:

         The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                         Quarter ended March 31,
                                                                      ----------------------------

                                                                           2003           2002
                                                                      ------------    ------------
         Reported net loss                                            $ (2,889,512)   $ (7,535,778)

         Non-cash compensation expense under intrinsic value method             --              --
         Stock-based employee compensation expense under the fair
           value method                                                   (585,188)     (1,011,481)
                                                                      ------------    ------------

         Adjusted net loss                                            $ (3,474,700)   $ (8,547,259)
                                                                      ============    ============

         Reported net loss per share                                  $       (.14)   $       (.27)
                                                                      ============    ============

         Adjusted net loss per share                                  $       (.17)   $       (.30)
                                                                      ============    ============

         Number of ordinary shares used in computation
           basic and diluted                                            20,398,291      28,116,685
                                                                      ============    ============

         The fair value of each option grant was determined using the Black-Scholes option-pricing model. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

 (8)     INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES:

         Investments in and advances to equity method investees consist of the following:

                                                   MARCH 31,       DECEMBER 31,
                                                      2003            2002
                                                   ---------       ---------

         NetCo Partners (a)                        $ 241,105       $ 615,147
         MovieTickets.com (b)                         (4,975)         (4,975)
                                                   ---------       ---------
                                                   $ 236,130       $ 610,172
                                                   =========       =========

         (A) NETCO PARTNERS

         Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy's Net Force. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings - Investments. The revenues, gross profit and net income of NetCo Partners for the three months ended March 31, 2003 and 2002 are presented below:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                -----------------------
                                                  2003           2002
                                                --------       --------
         Revenues                               $ 26,703       $764,405
         Gross Profit                              9,161        578,321
         Net Income                                8,809        574,148

         Hollywood Media's
         share of net income                       4,405        287,074

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

         As of March 31, 2003, NetCo Partners had $1,259,396 of accounts receivable in comparison to $2,450,397 at December 31, 2002 and deferred revenues, consisting of cash advances received but not yet recognized as revenue, amounted to $1,203,052 as of March 31, 2003, compared to $1,510,936 at December 31, 2002. These accounts receivable and deferred revenue balances are not included in Hollywood Media's consolidated balance sheets.

         As of March 31, 2003, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $8,830,805, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

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

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. at March 31, 2003. Excluding AOL's convertible preferred equity interest, Hollywood Media shares in 27.1% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 27.1% of MovieTickets.com income or loss as Equity in Earnings - Investments. Since the investment has been reduced to near zero, Hollywood Media is currently not providing for additional losses generated by MovieTickets.com as Hollywood Media has not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded income (losses) of $0 and $(70,691) for the three months ended March 31, 2003 and 2002, respectively in its investment in MovieTickets.com.

 (9)     BARTER TRANSACTION:

         Hollywood Media recorded barter revenue and expense under an agreement with the National Association of Theater Owners ("NATO"), which agreement was acquired through the acquisition of hollywood.com, Inc. in 1999. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collected and compiled movie showtimes data for NATO member theaters and hosted web sites for certain theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provided ongoing web site maintenance services for several of the theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters were obligated to promote the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com. Hollywood Media recorded revenue and expense from these activities measured at the fair value of the services exchanged in accordance with Accounting Principles Board Opinion ("APB") No. 29, "Accounting for Nonmonetary Transations." The NATO contract ended during 2003. Barter revenue recorded under the NATO agreement for the three months ended March 31, 2003 and 2002, was $0 and $745,438, respectively.

(10)     SEGMENT REPORTING:

         Hollywood Media's reportable segments are Broadway Ticketing, Data Business, Internet Ad Sales and Other, and Intellectual Properties. The Broadway Ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and consumers. The Data Business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), AdSource (which creates exhibitor paid directory ads for insertion in newspapers around the country) and Baseline (a flat fee and pay-per-use subscription web site geared towards professionals in the feature film and television industry). The Internet Ad Sales and Other segment sells advertising on Hollywood.com and Broadway.com and offers independent films to subscribers over the Internet. The Intellectual

Properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business.

Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, interest, and nonrecurring gains and losses to budgeted amounts. There are no material intersegment sales or transfers.

         The following table illustrates the financial information regarding Hollywood Media's reportable segments.

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                            ----------------------------
                                                2003            2002
                                            ------------    ------------
          NET REVENUES:
          Broadway Ticketing                $ 11,545,377    $  8,834,844
          Data Business                        1,749,114       1,424,601
          Internet Ad Sales and Other (a)        492,452       1,497,346
          Intellectual Properties                775,872         948,651
                                            ------------    ------------
                                            $ 14,562,815    $ 12,705,442
                                            ============    ============

          GROSS MARGIN:
          Broadway Ticketing                $  1,397,749    $  1,145,777
          Data Business                        1,663,552       1,377,486
          Internet Ad Sales and Other (a)        436,357       1,396,513
          Intellectual Properties                496,612         549,505
                                            ------------    ------------
                                            $  3,994,270    $  4,469,281
                                            ============    ============

          OPERATING INCOME (LOSS):
          Broadway Ticketing                $   (117,308)   $     81,833
          Data Business (b)                      204,213        (194,360)
          Internet Ad Sales and Other (c)       (803,953)     (5,328,367)
          Intellectual Properties                428,231         459,501
          Other (Corporate and other)         (1,995,068)     (2,410,951)
                                            ------------    ------------
                                            $ (2,283,885)   $ (7,392,344)
                                            ============    ============

                                           MARCH 31, 2003  DECEMBER 31, 2002
                                           --------------  -----------------
         SEGMENT ASSETS:
         Broadway Ticketing                  $10,695,030    $ 9,499,232
         Data Business                         2,796,474      3,050,030
         Internet Ad Sales and Other           2,919,151      3,599,136
         Intellectual Properties                 983,905        720,819
         Corporate and other                  43,613,532     45,199,440
                                             -----------    -----------
                                             $61,008,092    $62,068,657
                                             ===========    ===========


(a) Includes non-cash barter revenue of $0 and $757,869 for the three months ended March 31, 2003 and 2002, respectively.

(b) Includes $261,399 in expenses in the three months ended March 31, 2002 relating to the closure of the New York Baseline office. The Baseline operations were moved to the new Baseline office in California and consolidated with FilmTracker.

(c) Includes $190,023 and $4,577,598 in amortization of CBS advertising for the three months ended March 31, 2003 and 2002, respectively used to promote Hollywood.com and Broadway.com.

(11)     COMMITMENTS AND CONTINGENCIES:

         Water Garden Company LLC, as Plaintiff, v. Hollywood Media Corp., a Florida corporation; hollywood.com, Inc., a California corporation (and subsidiary of Hollywood Media Corp.); and The Tribune Company (as successor in interest to the Times Mirror Company), as Defendants; filed July 16, 2001 in the Superior Court of the State of California for the County of Los Angeles. Water Garden Company LLC filed suit against Hollywood Media, its subsidiary, hollywood.com, Inc., and The Tribune Company ("Tribune"), among others, claiming damages as a result of alleged defaults by hollywood.com, Inc. under a lease for office space entered into by hollywood.com, Inc., as lessee, and Water Garden Company LLC, as lessor. The stated lease term is from January 1999 through December 2003. Tribune guaranteed hollywood.com, Inc.'s lease obligations. Hollywood Media has certain contractual indemnification obligations to Tribune relating to Tribune's guaranty of the lease. The claims against Hollywood Media, but not hollywood.com, Inc., have been dismissed.

         As previously reported in Hollywood Media's 2002 Form 10-K, on March 25, 2003, the court in this action (the "Water Garden Lawsuit") issued its Ruling on Motion for Summary Judgment and Summary Adjudication, in which it granted, before trial, the motion of plaintiff for summary judgment against defendants hollywood.com, Inc. and Tribune. This Ruling resulted in the court's entry of a money judgment in the Water Garden Lawsuit on April 29, 2003 against hollywood.com, Inc. and Tribune, jointly and severally, of $988,549, plus reasonable attorneys' fees and costs of suit in an amount to be subsequently determined. Interest would accrue on the judgment at the rate of ten percent per annum until paid.

         On May 7, 2003, hollywood.com Inc. and Tribune filed a Notice of Appeal with the court in the Water Garden Lawsuit, and also filed a Notice of Filing Undertaking for Stay of Enforcement of Judgment Pursuant to Appeal in order to stay enforcement of the judgment pending resolution of the appeal (this filing included an appeal bond obtained by Tribune (the "Appeal Bond") issued by a surety company in the amount of $1,482,823, which is the amount of the bond required by law to stay enforcement of the judgment). Based on the advice of our outside legal counsel, we believe that hollywood.com, Inc. has meritorious grounds for appeal, and a reasonable possibility exists of the appellate court reversing the trial court's summary judgment ruling. However, it is not possible at this time to estimate the probability of a favorable or unfavorable outcome of such an appeal, and accordingly we cannot and do not provide any such evaluation. If the appeal is successful, it is probable that the matter would then be remanded to the trial court for trial.

         In April 2003, Tribune and Hollywood Media agreed that Tribune would obtain the Appeal Bond in exchange for specified advance payments by Hollywood Media to Tribune as collateral to secure Hollywood Media's indemnification obligation to Tribune described above. The advance payments consist of a $100,000 payment made upon commencement of the agreement on April 7, 2003 and monthly payments of $75,000 (or $100,000, for the last six months of 2003). The agreement allows Tribune the right to demand additional collateral, the form of which, cash or shares of Hollywood Media's common stock, to be determined by Hollywood Media in its discretion, in the approximate amount of the initial judgment. Hollywood Media's obligation to make payments to Tribune under such agreement is limited to the amount of the initial judgment plus costs and/or attorney's fees that may be awarded and accrued interest. The advance payments and, if applicable, any other security, are to be returned to Hollywood Media if the appeal is successful (which would result in the bond no longer being required) or to the extent the payments ultimately exceed Hollywood Media's indemnification obligation to Tribune. Such payments made to Tribune may be used by Hollywood Media, in its discretion, to pay the judgment or a settlement in the Water Garden Lawsuit.

         The judgment in the Water Garden Lawsuit is for rent accrued under the lease through February 13, 2003 however, the facial termination date of the lease is December 31, 2003. Accordingly, it is probable that the plaintiff in the Water Garden Lawsuit will file one or more subsequent actions against hollywood.com, Inc. and Tribune claiming additional amounts representing rent allegedly accruing after such date through December 31, 2003, together with litigation costs and attorneys fees.

         Hollywood Media believes that hollywood.com, Inc. has valid grounds for appeal and defenses to the plaintiff's claims. Recognizing that the ultimate outcome of this case is uncertain, Hollywood Media has accrued on its books, as of March 31, 2003, an amount which it believes is adequate to account for potential liability for this matter, and we will continue to evaluate the matter as the litigation process proceeds.

         In addition to the legal proceedings described above, Hollywood Media is a party to various other legal proceedings including matters arising in the ordinary course of business. Hollywood Media does not expect such other legal proceedings to have a material adverse impact on Hollywood Media's financial condition or results of operations, however, there can be no assurance that such other matters, if determined adversely, will not have a material adverse effect.

(12)     RECLASSIFICATION:

         Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 classification.

(13)     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
         ACTIVITIES:

         For The Three Months Ended March 31, 2003:

         o 155,783 shares of Hollywood Media common stock valued at $155,783 were issued as payment of Hollywood Media's 401(k) employer match for calendar year 2002.

         o Hollywood Media issued 101,062 shares of common stock, valued at $79,495 for interest due to the holders of the convertible debentures.

         o Options and warrants valued at $99,637, under Black Scholes, were granted for services rendered.

         For The Three Months Ended March 31, 2002:

         o        Capital lease transactions totaled $13,607

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

         o Options and warrants valued at $77,228, under Black Scholes, were granted for services rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Item 2 or elsewhere in this Form 10-Q or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute "forward-looking statements," within the meaning of federal securities laws. Hollywood Media Corp. ("Hollywood Media") cautions readers that certain important factors may affect Hollywood Media's actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, "forward-looking statements" are typically phrased using words such as "may," "will," "should," "expect," "plans," "believe," "anticipate," "intend," "could," "estimate," "pro forma" or "continue" or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media's results and the market price of our common stock include, but are not limited to:

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

         Hollywood Media is also subject to other risks detailed herein or detailed in our Annual Report on Form 10-K for the year ended December 31, 2002 and in other filings made by Hollywood Media with the Securities and Exchange Commission.

         Because these forward-looking statements are subject to risks and uncertainties, we caution you not to place undue reliance on these statements, which speak only as of the date of this Form 10-Q. We do not undertake any responsibility to review or confirm analysts' expectations or estimates or to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Form 10-Q. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity or achievements and neither us nor any other person assumes responsibility for the accuracy and completeness of such statements.

OVERVIEW

         Hollywood Media is a leading provider of news, information, data and other content, and ticketing to consumers and businesses covering the entertainment and media industries. We manage a number of business units focused on the entertainment industry. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway ticket sales, data syndication, subscription fees, content licensing fees, advertising, and book development.

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

          AdSource. We launched AdSource during the first quarter of 2002 as yet another expansion of the CinemaSource operations. AdSource leverages the movie theater showtimes from the CinemaSource data collection systems and our relationship with various movie exhibitors, to provide our movie-exhibitor customers with directory advertising for insertion in newspapers around the country. Our customers include AMC Theatres, a major theater chain that has expanded use of AdSource nationally. The types of ads created by AdSource include the large weekly movie ads typically carried in newspapers, which highlight a particular movie theater where the film is playing and the start times. Through a web-based data system, AdSource is able to create ads using showtimes data from the CinemaSource database, resulting in exhibitor ads that Hollywood Media believes are generally superior in quality and accuracy in comparison to ads developed by its competitor. These advertisements are delivered to the newspapers in one of several formats, ready for publication.

         Baseline/FilmTracker. Baseline is a comprehensive entertainment database, research service, and application service provider offering information to movie studios, production companies, movie and TV distributors, entertainment agents, managers, producers, screenwriters, news organizations, and financial analysts covering the entertainment industry. Baseline's film and television database contains over 14,000 celebrity biographies, credits for over 125,000 released feature films, television series, miniseries, TV movies and specials dating back nearly 100 years, over 15,000 film and television projects in every stage of development and production, over 1,900 movie reviews, box office grosses dating back nearly 20 years, over 17,000 company rosters and representation/contact information for over 19,000 entertainment professionals. Baseline provides applications that allow entertainment professionals to streamline workflow, increase efficiency, and expand market awareness. Baseline offers its data and application modules on an annual subscription basis, syndicates data to a number of leading information aggregators and publications, and also provides data on a pay per use basis. Baseline's 3,000+ customers include four major movie studios, numerous production companies, law firms, investment banks, news agencies, advertising agencies, consulting firms and other professionals in the entertainment industry. Baseline's customer base includes Bloomberg, Daily Variety, People Magazine, Lexis-Nexis, NBC, HBO, ABC, Paramount Pictures, DreamWorks SKG, Fox Studios, Universal Studios, E! Entertainment Television and the Directors Guild of America. The current Baseline/FilmTracker service resulted from our January 2002 acquisition of FilmTracker from Fountainhead Media Services ("Fountainhead"), a provider of information services in the feature film and television industries. Our previously existing Baseline service was integrated with FilmTracker in the first quarter of 2002, resulting in a combined service that incorporates Baseline's data into FilmTracker's content management system and interface. Since the integration with FilmTracker in the first quarter of 2002, the combined unit has signed multi-year licensing contracts with four major film studios. Pursuant to such acquisition, Fountainhead acquired 20% of the capital stock of our subsidiary that owns Baseline, in return for combining FilmTracker with Baseline and Fountainhead's $2 million promissory note payable to Hollywood Media. See Note 3 -- Acquisitions and Other Capital Transactions, of the Notes to Hollywood Media's Financial Statements in Item 1 of this Form 10-Q, for additional information about the transaction pursuant to which FilmTracker was acquired.

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

         Broadway.com and 1-800-BROADWAY. We launched the Broadway.com website on May 1, 2000. Broadway.com features the ability to purchase Broadway, off-Broadway and London's West End theater tickets online. Our 1-800-BROADWAY number, which we acquired in October 2001, is marketed in tandem by us with Broadway.com. TDI's offline ticketing service complements the online ticketing services available on our Broadway.com unit and our ticket sales through our 1-800-BROADWAY number.

         The combined businesses, Broadway Ticketing, provide live theater ticketing and related content for over 200 venues in multiple markets to a customer base consisting of individual consumers, as well as over 40,000 travel agencies, tour operators, corporations and educational institutions, in addition to numerous newspapers and web sites. As a result of the consolidation of these businesses, we believe that Broadway Ticketing is the leading wholesaler of Broadway tickets, based on ticket sales. Broadway Ticketing offers its customers access to virtually all the Broadway theatres. We work with the theatre box offices to obtain tickets and we maintain ticket inventory. Broadway Ticketing is often able to obtain better seats than its competitors due to its high volume, advance group purchases, and related inventory practices. To assist customers with the important decision of purchasing Broadway show tickets, Broadway Ticketing employs a theatre-knowledgeable sales force that can describe the shows and make recommendations as well as explain the seat locations of a variety of theatres. We believe that our knowledgeable sales force provides Broadway Ticketing with a marketing advantage over such competitors.

INTERNET DIVISIONS

         Hollywood.com. Hollywood.com is a premier online entertainment destination and movie industry information and services website. Hollywood.com generates revenue by selling advertising on its website. Hollywood.com features in-depth movie information, including movie descriptions and reviews, movie showtimes listings, entertainment news and an extensive multimedia library containing hundreds of hours of celebrity interviews, premier coverage and behind the scenes footage as well as independent films. Hollywood.com provides premier content and online ticketing services for movies creating a "one-stop destination" for movie information. Some of the largest advertisers who have advertised on Hollywood.com include Disney Studios, New Line Cinema, Sony Studios, General Motors, Universal Studios, Visa, Colgate, HBO, A&E, British Airways, MGM, US Army, AT&T, Chase, Ford, Kodak, Fox and Warner Bros.

         As a result of its relationship with Hollywood Media's Data Business (CinemaSource and Baseline), Hollywood.com has access to a constantly updated database of information related to movies and entertainment. We believe these sources of content provide Hollywood.com with a competitive advantage over other entertainment-related websites that incur significant costs to create content of comparable quality and scope.

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

         Cable Network Initiatives. To further leverage our base of proprietary content, Hollywood Media launched two interactive digital cable television channels in 2002: "Totally Hollywood TV" and "Totally Broadway TV." Both cable channels utilize existing Hollywood Media content and are designed for distribution on digital tiers of cable TV systems. The cable TV channels complement Hollywood Media's existing business units. Totally Broadway TV and Totally Hollywood TV offer audiences interactive entertainment and information, with on-demand video content including premiers, movie previews, reviews, behind-the-scenes footage, interviews and more, as well as up-to-date showtimes for the latest movies and current Broadway shows. Both networks use Hollywood Media's content, news and information covering the entertainment industry, and were available initially to Cablevision System Corporation's iO: Interactive Optimum(SM) subscribers in the Long Island, Warwick Valley, New York, and Morris County, New Jersey, markets. During the fourth quarter of 2002, Hollywood Media Corp. extended its cable television initiative to a second major cable operator, Cox Communications. Cox added Totally Hollywood TV to its video-on-demand service in the San Diego, California market. Subscribers to Cox Cable San Diego's digital TV service are now able to view, on Totally Hollywood TV movie previews and related content for the newest movies in theaters.

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

         For additional information about Netco Partners, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Equity in Earnings of Investments, and Note 8 -- Investments In And Advances To Equity Method Investees, of the Notes to Hollywood Media's Financial Statements in Item 1 of this Form 10-Q.

MOVIETICKETS.COM

         MovieTickets.com is one of the three leading destinations for the purchase of movie tickets through the Internet; our two competitors (other than some theatres that may conduct their own internet ticket sales) are Fandango and AOL Moviefone. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theatre exhibitors. Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Equity in Earnings of Investments, for additional information about our equity interest in MovieTickets.com, Inc. MovieTickets.com, Inc. entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a five percent interest in MovieTickets.com, Inc. for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in most participating exhibitors' movie screens. In March 2001, AOL purchased a non-interest bearing convertible preferred equity interest in MovieTickets.com, Inc. for $8.5 million in cash, which can be converted into approximately 3% of the common stock of MovieTickets.com, Inc. In connection with that transaction, MovieTickets.com's ticket inventory is promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone is available through MovieTickets.com. MovieTickets.com has been selected by MSN Network, Yahoo!, Lycos Entertainment and several other premier online destinations, as the exclusive provider for online movie ticketing services. MovieTickets.com continues to experience strong growth in ticket sales, with nearly 1.3 million tickets sold in the first quarter 2003, an increase of 26% over its ticket sales in the first quarter 2002.

         MovieTickets.com, Inc.'s current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., the former Hoyts Cinemas acquired by Regal Entertainment Group, Marcus Theaters, Consolidated Theaters, Crown Theatres, Cinema World and Rave Motion Pictures. Colorado Cinemas, Krikorian Premiere Theatres, Metropolitan Theatres, Ritz Theatres, and Warren Theatres are in the process of being launched on MovieTickets.com. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 100 grossing theaters in North America. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at participating theaters. The web site contains movie content from Hollywood Media's various divisions for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket.

RESULTS OF OPERATIONS

         The following table summarizes Hollywood Media's revenues, cost of revenues and gross margin by reportable segment for the three months ended March 31, 2003 ("Q1-03") and 2002 ("Q1-02") respectively:

                     BROADWAY                       INTERNET AD      INTELLECTUAL
                     TICKETING    DATA BUSINESS   SALES AND OTHER    PROPERTIES (a)   TOTAL (a)
                     ---------    -------------   ---------------    -------------   -----------
Q1-03
-----

Net Revenues         $11,545,377     $ 1,749,114     $   492,452     $   775,872     $14,562,815
Cost of Revenues      10,147,628          85,562          56,095         279,260      10,568,545
                     -----------     -----------     -----------     -----------     -----------
Gross Margin         $ 1,397,749     $ 1,663,552     $   436,357     $   496,612     $ 3,994,270
                     ===========     ===========     ===========     ===========     ===========

Q1-02
-----

Net Revenues (b)     $ 8,834,844     $ 1,424,601     $ 1,497,346     $   948,651     $12,705,442
Cost of Revenues       7,689,067          47,115         100,833         399,146       8,236,161
                     -----------     -----------     -----------     -----------     -----------
Gross Margin         $ 1,145,777     $ 1,377,486     $ 1,396,513     $   549,505     $ 4,469,281
                     ===========     ===========     ===========     ===========     ===========

_____________

(a) Does not include Hollywood Media's 50% interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media's share of the income (loss) is reported as equity in earnings of investments.

(b)   Q1-02 Net Revenues include barter revenue of $757,869.

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

NET REVENUES

         Total net revenues were $14,562,815 for Q1-03 as compared to $12,705,442 for Q1-02, an increase of $1,857,373 or 14.6%. The increase in revenue was primarily due to an increase in Broadway Ticketing and Data Business revenues, which was partially offset by a decrease in Intellectual Property revenue and Internet Ad Sales and Other revenue which was caused in part by a reduction of barter revenue to zero in Q1-03. Non-cash barter revenue was $ 0 and $757,869 for Q1-03 and Q1-02, respectively. Barter revenue as a percentage of total net revenue was 0% and 6% for Q1-03 and Q1-02, respectively. In Q1-03 net revenues were derived 79.3% from Broadway Ticketing, 12.0% from Data Business, 3.4% from Internet Ad Sales and Other and 5.3% from Intellectual Properties. Excluding barter revenue, total net revenues were $14,562,815 for Q1-03 as compared to $11,947,573 for Q1-02, an increase of $2,615,242 or 21.9%.

         Broadway Ticketing revenues were $11,545,377 and $8,834,844 for Q1-03 and Q1-02, respectively, an increase of $2,710,533 or 30.7%. Broadway Ticketing revenues increased due to increased sales to individuals and groups. Broadway Ticketing revenue is generated from the sale of live theater tickets for Broadway, off-Broadway and London through Broadway.com and the 1-800-BROADWAY telephone number, and to domestic and international travel professionals, traveling consumers, business organizations, schools and New York area theater patrons. Broadway Ticketing revenue is recognized on the date of performance of the show.

         Data Business revenues (which includes our Source businesses, CinemaSource, EventSource, AdSource and Baseline/FilmTracker) were $1,749,114 for Q1-03 as compared to $1,424,601 for Q1-02, an increase of $324,513 or 22.8%. Our Source business increased approximately $162,907 in Q1-03 as compared to Q1-02 and our Baseline business increased approximately $161,606 in Q1-03 as compared to Q1-02. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to other media outlets and Internet companies including newspapers such as the New York Times and The Washington Post, Internet companies including AOL's Digital City, Lycos, and Yahoo! and wireless providers such as AT&T Wireless, Sprint PCS and Verizon. Revenue for AdSource is generated by creating exhibitor paid directory ads for insertion in newspapers around the country. Baseline is a film and television database, licensing its data to businesses and professionals in the entertainment industry and generates revenues from the syndication of its data as well as subscription revenue.

The composition of Internet Ad Sales and Other revenues was as follows:

                                               Three Months Ended
                                                      March 31,
                                            ---------------------------
                                               2003             2002
                                            ----------       ----------

         Revenue - Non-barter               $  492,452       $  739,477
         Revenue - NATO barter                      --          745,438
         Revenue - Barter                           --           12,431
                                            ----------       ----------
                                            $  492,452       $1,497,346
                                            ==========       ==========

         Internet Ad Sales and Other revenue was $492,452 for Q1-03 as compared to $1,497,346 for Q1-02, a decrease of $1,004,894 or 67.1%. The decrease in revenues was in part attributable to a decrease to zero in revenue recorded from barter transactions. Excluding barter revenue, revenue decreased $247,025 or 33.4%. The number of unique visitors to Hollywood.com was approximately 7.9 million for Q1-03 as compared to 9.4 million for Q1-02, a decrease of 16%, as reported by comScore Media Metrix, which management attributes mainly to fewer movie releases during February and March of 2003. Internet Ad Sales and Other revenue is generated from the sale of sponsorships and banner advertisements on Hollywood.com and Broadway.com. Included in Internet Ad Sales and Other revenue were non-cash barter revenues of $0 and $757,869 for Q1-03 and Q1-02, respectively. As a percentage of Internet Ad Sales and Other revenue, barter revenues comprised 0% and 50.6% for Q1-03 and Q1-02, respectively. Hollywood Media records two types of barter revenue related to Internet advertising as more fully described below.

         Hollywood Media recorded barter revenue and an equal amount of expense earned under an agreement with NATO, which agreement Hollywood Media acquired through its acquisition of hollywood.com, Inc. on May 20, 1999. This income is included in Internet Ad Sales and Other revenue. As of March 31, 2003, this contract is no longer in effect and thus Hollywood Media recorded $0 in promotional non-cash revenue and non-cash expense for Q1-03 in comparison to $745,438 in Q1-02.

         Revenues from our Intellectual Properties division were $775,872 for Q1-03 as compared to $948,651 for Q1-02, a decrease of $172,779 or 18.2%. The decrease in revenues was attributable to the timing of the delivery of manuscripts resulting in fewer manuscripts delivered in Q1-03 as compared to Q1-02. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter to quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which, Hollywood Media's share of the income (loss) is reported as equity in earnings of investments.

COST OF REVENUES

         Cost of revenues was $10,568,545 for Q1-03 as compared to $8,236,161 for Q1-02, an increase of $2,332,384 or 28.3%. As a percentage of net revenues, cost of revenues was 72.6% and 64.8% for Q1-03 and Q1-02, respectively. The increase in the cost of revenues is primarily the result of an increase in Broadway ticketing revenues. The Broadway Ticketing segment accounted for approximately 96% of the cost of revenues for Q1-03, compared to 93.3% in Q1-02, reflecting the greater proportion of revenue attributable to Broadway Ticketing. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway ticketing segment; commissions due to advertising agencies, advertising rep firms and other third parties for revenue generated from the data business and Internet ad sales and other segments; and fees and royalties paid to authors and co-editors for the intellectual properties segment.

GROSS MARGIN

         Gross margin was $3,994,270 for Q1-03 as compared to $4,469,281 for Q1-02, a decrease of $475,011 or 10.6%. Gross margin decreased predominately because of the decrease in barter revenue from $757,869 in Q1-02 to $0 in Q1-03. Excluding barter revenue in Q1-02, gross margin increased $282,858 or 7.6% in Q1-03 compared to Q1-02. As a percentage of net revenue, gross margin in Q1-03 was 27.4% as compared to 35.2% in Q1-02 due in part to an increased percentage of revenues from the relatively lower margin Broadway Ticketing segment. Excluding barter revenue, the gross margin percentage of net revenue for Q1-03 was 27.4% compared to 31.1% for Q1-02.

EQUITY IN EARNINGS OF INVESTMENTS

Equity in earnings of investments consisted of the following:

                                            Three Months Ended March 31,
                                            ---------------------------
                                                2003            2002
                                             ---------       ---------

         NetCo Partners (a)                  $   4,405       $ 287,074

         MovieTickets.com (b)                       --         (70,691)
                                             ---------       ---------
                                             $   4,405       $ 216,383
                                             =========       =========

         (a) NetCo Partners

         NetCo Partners owns Tom Clancy's NetForce and is primarily engaged in the development and licensing of Tom Clancy's NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media's 50% share of earnings was $4,405 for Q1-03 as compared to $287,074 for Q1-02. Revenues vary quarter to quarter dependent on timing of deliveries of various manuscripts to the publisher although, notwithstanding the timing of manuscript deliveries, typically, one NetForce book is published each year in North America.

         (b)  MovieTickets.com

         Hollywood Media owns 26.4% of the total equity in MovieTickets.com, Inc. joint venture at March 31, 2003. Hollywood Media records its investment in MovieTickets.com, Inc. under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investments. Excluding AOL's three percent convertible preferred equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture. We recorded income (losses) of $0 and $(70,691) in Q1-03 and Q1-02, respectively in our investment in MovieTickets.com. Since the investment has been reduced to near zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media had not guaranteed to fund future losses, if any, generated by MovieTickets.com. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising.

OPERATING EXPENSES

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1,312 or 0.1% to $1,891,232 for Q1-03 from $1,889,920 for
Q1-02. General and administrative expenses consist of occupancy costs, production costs, human resources and administrative expenses, professional and consulting fees, telecommunication costs, provision for doubtful accounts receivable and business insurance costs. As a percentage of revenue, general and administrative expenses decreased to 13.0% for Q1-03 from 14.9% for Q1-02.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $648,536 to $277,396 for Q1-03 from $925,932 for Q1-02. The decrease is attributable primarily to the decrease in barter transactions. Selling and marketing expenses includes advertising, marketing, promotional, business development and public relations expenses. As a percentage of revenue, selling and marketing expenses decreased to 1.9% for Q1-03 from 7.3% for Q1-02. Included in selling and marketing expenses were non-cash barter transactions of $0 and $757,869 for Q1-03 and Q1-02, respectively. Barter transactions accounted for approximately 0% and 81.8% of selling and marketing expense in Q1-03 and Q1-02, respectively.

         SALARIES AND BENEFITS. Salaries and benefits decreased $283,492 or 8.0% to $3,279,628 for Q1-03 from $3,563,120 for Q1-02. This decrease is primarily attributable to the decrease in amortization of deferred compensation of approximately $570,147 which occurred in Q1-02 offset in part by various expense increases including additional payroll costs in our Broadway Ticketing division for extra labor needed to handle refunds as a result of the closure of most Broadway shows due to the musicians' strike during March 2003. As a percentage of revenue, salaries and benefits decreased to 22.5% for Q1-03 from 28.0% for Q1-02.

         AMORTIZATION OF CBS ADVERTISING AND IMPAIRMENT LOSS RELATING TO CBS ADVERTISING. Amortization of CBS advertising related to the agreement with Viacom was $190,023 and $4,577,598 for Q1-03 and Q1-02, respectively. Under the agreement we had with Viacom, Hollywood Media issued shares of common stock and warrants in exchange for cash and CBS's advertising and promotional efforts over seven years across its full range of media properties. The fair value of the common stock and warrants issued to Viacom has been recorded in the balance sheet as deferred advertising and is being amortized as the advertising is used each related contract year.

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

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $639,876 for Q1-03 and $905,055 for Q1-02, representing a decrease of $265,179 or 29.3%. The decrease was primarily attributable to certain intangible assets that became fully amortized during 2002.

         INTEREST EXPENSE. Interest expense was $342,661 for Q1-03 as compared to $179,685 for Q1-02, an increase of $162,976. The increase for Q1-03 was primarily attributable to the amortization of the beneficial conversion feature related to the convertible debentures of $294,481.

         INTEREST INCOME. Interest income was $2,293 for Q1-03 as compared to $3,022 for Q1-02, a decrease of $729.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, we had cash and cash equivalents of $1,236,331 compared to cash and cash equivalents of $2,342,238 at December 31, 2002. Working capital deficit, (defined as current assets less current liabilities) at March 31, 2003, which included $734,757 in deferred CBS advertising was

$(1,882,461) as compared to working capital deficit of $(676,219) at December 31, 2002. During the three months ended March 31, 2003, net cash used in operating activities was $789,061, net cash used in investing activities was $138,362 comprising capital expenditures and net cash used in financing activities was $178,484. As a result of the above, cash and cash equivalents decreased by $1,105,907 for the three months ended March 31, 2003. In comparison, during the three months ended March 31, 2002, net cash used in operating activities was $486,682, net cash used in investing activities was $390,323, and $233,490 in cash was provided by financing activities. The increase in net cash used in operating activities in Q1-03 was caused in part by the impact of the Broadway musicians' strike on our Broadway Ticketing business where associated costs lowered gross margins and increased overhead expenses during the quarter.

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President, of Hollywood Media participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price of $3.46 per share. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible debentures if the debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at exercise prices ranging from $3.78 to $3.91 per share. If on May 22, 2003, an investor holds at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, then the exercise price of the warrants held by such investor will decrease to $3.46 per share, which equals the conversion price of the debenture. The Debentures and Warrants contain anti-dilution provisions as more fully described in the agreements. In addition, the investors will have the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. A total of $389,095 in fees were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the warrants issued to the debenture holders.)

         In 2001, Hollywood Media entered into an agreement with a third party whereby we monetized a certain portion of our accounts receivable. Hollywood Media receives an initial advance of 85% of the invoice amount, with the remaining 15%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At March 31, 2003 and December 31, 2002, a liability of $259,368 and $337,478, respectively, was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party.

         In the event that Hollywood Media requires additional funding and cannot secure additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide to Hollywood Media, if required, with an amount not to exceed $5 million through May 21, 2003, and from that date through January 1, 2004 such commitment is reduced to an amount not to exceed $3.5 million, in order to enable Hollywood Media to meet its working capital requirements; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media generates cash from financings, operational cash flow or a sale of a division or subsidiary of Hollywood Media Corp. There was no outstanding balance under this commitment at March 31, 2003.

CRITICAL ACCOUNTING POLICIES

         In response to the Security and Exchange Commission (SEC) Release Number 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and SEC Release Number 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the accompanying consolidated financial statements.

         Ticketing Revenue Recognition

         Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational facilities. Revenue recognition is deferred on ticket sales until performance has taken place. Ticket revenue and cost of revenue are recorded on a gross basis.

         In August 2002, the FASB Emerging Issue Task Force issued EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" (EITF 02-16), which addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. Hollywood Media adopted early EITF Issue No. 02-16 on December 31, 2002 for its ticketing business. The impact on reported results of operations was a reduction in net revenues and a corresponding decrease in cost of sales resulting in no change in financial position.

         Advertising Costs

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. In the first quarter of 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media was entitled to utilize a specified portion of this advertising each contract year. The deferred advertising is carried on Hollywood Media's balance sheet as a deferred asset and is being amortized over the contract period as the advertising is utilized. Advertising expense recorded related to CBS advertising for the three months ended March 31, 2003 and 2002 was $190,023 and $4,577,598 respectively, and is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS advertising."

         On August 28, 2002, Hollywood Media entered into an Exchange Agreement with Viacom which terminated various agreements with CBS. Refer to "Amortization of CBS Advertising and Impairment Loss Relating to CBS Advertising" above.

         Barter Transactions

         Hollywood Media recorded barter revenue and expense under its contract with NATO described under "Net Revenue" above. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collected and compiled movie showtimes data for NATO member theaters and hosted web sites for certain theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provided ongoing web site maintenance services for certain theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters were to promote the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com. Hollywood Media recorded revenue and expense from these activities measured at the fair value of the services exchanged in accordance with Accounting Principles Board Opinion ("APB") No. 29, "Accounting for Nonmonetary Transactions." In Q1-03 and Q1-02 we recorded $0 and $745,438 respectively, in revenue and expense under the NATO contract. Additionally in Q1-03 and Q1-02 we recorded $0 and $12,431, respectively in other non-cash Internet barter transactions. The NATO contract is no longer in effect.

         Stock Based Compensation

         As permitted under Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure - an amendment of FAS 123" ("SFAS No. 148"), which amended Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), we have chosen to account for our Stock Plan under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. FSAS No. 148 requires disclosure of the estimated fair value of our employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values.

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

         We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in Q1-03.

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

         We completed step one of the test for each of our reporting units using an outside appraisal firm. For all of our reporting units, no impairment existed as the fair value of those reporting units were determined to be in excess of their carrying values as of January 1, 2002. We performed an additional impairment test on Hollywood.com as of December 31, 2002 using an outside appraisal firm, which we found no impairment to exist. Effective January 1, 2002, we ceased to amortize approximately $40.7 million of goodwill. We believe the provisions of SFAS 142 did not materially impact the results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         We purchase and sell tickets to live theater shows in London's West End. We minimize our exposure to adverse changes in currency exchange rates by taking steps to reduce the time lag between the purchase and payment of tickets for the London shows and the collection of related sales proceeds. We further reduce our exposure by setting favorable currency conversion rates in our foreign ticket pricing. We do not believe the risk of loss relating to adverse changes in currency conversion rates to be material.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Water Garden Company LLC, as Plaintiff, v. Hollywood Media Corp., a Florida corporation; hollywood.com, Inc., a California corporation (and subsidiary of Hollywood Media Corp.); and The Tribune Company (as successor in interest to the Times Mirror Company), as Defendants; filed July 16, 2001 in the Superior Court of the State of California for the County of Los Angeles. Water Garden Company LLC filed suit against Hollywood Media, its subsidiary, hollywood.com, Inc., and The Tribune Company ("Tribune"), among others, claiming damages as a result of alleged defaults by hollywood.com, Inc. under a lease for office space entered into by hollywood.com, Inc., as lessee, and Water Garden Company LLC, as lessor. The stated lease term is from January 1999 through December 2003. Tribune guaranteed hollywood.com, Inc.'s lease obligations. Hollywood Media has certain contractual indemnification obligations to Tribune relating to Tribune's guaranty of the lease. The claims against Hollywood Media, but not hollywood.com, Inc., have been dismissed.

         As previously reported in Hollywood Media's 2002 Form 10-K, on March 25, 2003, the court in this action (the "Water Garden Lawsuit") issued its Ruling on Motion for Summary Judgment and Summary Adjudication, in which it granted, before trial, the motion of plaintiff for summary judgment against defendants hollywood.com, Inc. and Tribune. This Ruling resulted in the court's entry of a money judgment in the Water Garden Lawsuit on April 29, 2003 against hollywood.com, Inc. and Tribune, jointly and severally, of $988,549, plus reasonable attorneys' fees and costs of suit in an amount to be subsequently determined. Interest would accrue on the judgment at the rate of ten percent per annum until paid.

         On May 7, 2003, hollywood.com Inc. and Tribune filed a Notice of Appeal with the court in the Water Garden Lawsuit, and also filed a Notice of Filing Undertaking for Stay of Enforcement of Judgment Pursuant to Appeal in order to stay enforcement of the judgment pending resolution of the appeal (this filing included an appeal bond obtained by Tribune (the "Appeal Bond") issued by a surety company in the amount of $1,482,823, which is the amount of the bond required by law to stay enforcement of the judgment). Based on the advice of our outside legal counsel, we believe that hollywood.com, Inc. has meritorious grounds for appeal, and a reasonable possibility exists of the appellate court reversing the trial court's summary judgment ruling. However, it is not possible at this time to estimate the probability of a favorable or unfavorable outcome of such an appeal, and accordingly we cannot and do not provide any such evaluation. If the appeal is successful, it is probable that the matter would then be remanded to the trial court for trial.

         In April 2003, Tribune and Hollywood Media agreed that Tribune would obtain the Appeal Bond in exchange for specified advance payments by Hollywood Media to Tribune as collateral to secure Hollywood Media's indemnification obligation to Tribune described above. The advance payments consist of a $100,000 payment made upon commencement of the agreement on April 7, 2003, monthly payments of $75,000 (or $100,000, for the last six months of 2003). The agreement allows Tribune the right to demand additional collateral, the form of which, cash or shares of Hollywood Media's common stock, to be determined by Hollywood Media in its discretion, in the approximate amount of the initial judgment. Hollywood Media's obligation to make payments to Tribune under such agreement is limited to the amount of the initial judgment plus costs and/or attorney's fees that may be awarded and accrued interest. The advance payments and, if applicable, any other security, are to be returned to Hollywood Media if the appeal is successful (which would result in the bond no longer being required) or to the extent the payments ultimately exceed Hollywood Media's indemnification obligation to Tribune. Such payments made to Tribune may be used by Hollywood Media, in its discretion, to pay the judgment or a settlement in the Water Garden Lawsuit.

         The judgment in the Water Garden Lawsuit is for rent accrued under the lease through February 13, 2003, however, the facial termination date of the lease is December 31, 2003. Accordingly, it is probable that the plaintiff in the Water Garden Lawsuit will file one or more subsequent actions against hollywood.com, Inc. and Tribune claiming additional amounts representing rent allegedly accruing after such date through December 31, 2003, together with litigation costs and attorneys fees.

         Hollywood Media believes that hollywood.com, Inc. has valid grounds for appeal and defenses to the plaintiff's claims. Recognizing that the ultimate outcome of this case is uncertain, Hollywood Media has accrued on its books, as of March 31, 2003, an amount which it believes is adequate to account for potential liability for this matter, and we will continue to evaluate the matter as the litigation process proceeds.

         In addition to the legal proceedings described above, Hollywood Media is a party to various other legal proceedings including matters arising in the ordinary course of business. Hollywood Media does not expect such other legal proceedings to have a material adverse impact on Hollywood Media's financial condition or results of operations, however, there can be no assurance that such other matters, if determined adversely, will not have a material adverse effect.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following securities were issued by Hollywood Media during the quarter ended March 31, 2003, in transactions that were not registered under the Securities Act of 1933.

         On January 3, 2003, Hollywood Media issued an aggregate of 101,062 shares of common stock valued at $79,495 to holders of its Convertible Debentures pursuant to the terms thereof, in payment for interest due for the quarterly period ended January 1, 2003.

         The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof and/or Regulation D thereunder, each recipient of securities having delivered appropriate investment representations to Hollywood Media with respect thereto.

ITEM 5.  OTHER INFORMATION

HOLLYWOOD MEDIA RECEIVES NOTICE FROM NASDAQ

         Hollywood Media has received a letter from The Nasdaq Stock Market, Inc., notifying Hollywood Media that that during the preceding 30 consecutive trading days, the bid price of Hollywood Media's common stock had closed below the minimum bid price of $1.00 per share as required by the Nasdaq National Market under Nasdaq Marketplace Rule 4450(a) (5). The letter stated that Hollywood Media has 180 days, or until September 29, 2003, to regain compliance with the rule (to regain compliance, the bid price of Hollywood Media's common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days, and under certain circumstances Nasdaq may require more than 10 trading days, but generally not more than 20 days). Nasdaq has proposed rule changes which are pending but not yet in effect, that could allow Hollywood Media, if it meets certain Nasdaq National Market listing requirements, a second 180-day period to meet the minimum bid price requirement and maintain its National Market listing, however, there can be no assurance that these rule changes will occur as proposed or at all. The letter also stated that, if Hollywood Media is not in compliance by September 29, 2003 (subject to possible extension for 180 additional days if the proposed rule change described above is approved), Nasdaq would then notify Hollywood Media that its securities will be delisted from the Nasdaq National Market and that, if such event occurs, Hollywood Media may appeal Nasdaq's delisting decision to a Nasdaq Listing Qualifications Panel, and Hollywood Media could also apply to transfer the listing of its common stock to the Nasdaq SmallCap Market pursuant to Nasdaq Marketplace Rule 4450(i). If Hollywood Media were to transfer to the Nasdaq SmallCap Market, current Nasdaq rules provide that Hollywood Media would have two additional grace periods following transfer to the SmallCap market to satisfy the minimum $1.00 per share bid price requirement; one period for 180 days followed by another for 90 days, if other SmallCap listing requirements continue to be satisfied. Nasdaq has proposed Nasdaq SmallCap rule changes which are pending but not yet in effect, that would extend the final 90-day grace period referenced above by 90 days to 180 days, which would permit a longer compliance period for Hollywood Media if it were to transfer to the Nasdaq SmallCap Market, however, there can be no assurance that these rule changes will occur as proposed or at all.

         If Hollywood Media is not in compliance with the minimum bid price requirement by September 29, 2003 (subject to possible extension for 180 additional days if the proposed rule change described above is approved) and receives a delisting notice from Nasdaq, then Hollywood Media may apply to transfer its common stock listing to the Nasdaq SmallCap Market and may appeal such delisting determination. Although Hollywood Media currently anticipates that it would qualify for transfer to the SmallCap market at such time, there can be no assurance that such transfer to the SmallCap Market or that such an appeal would be successful.

         If a delisting from the Nasdaq National Market were to occur, shares of Hollywood Media's common stock might become listed for trading on the Nasdaq SmallCap Market as discussed above. If not, then Hollywood Media's shares might be traded through other over-the-counter market services such as the OTC Bulletin Board (or the BBX market, which may replace the OTC Bulletin Board), or the "pink sheets" service maintained by Pink Sheets LLC. Such alternative trading markets are generally considered less efficient than the Nasdaq National Market. Consequently, purchases and sales of Hollywood Media's common stock could become more difficult due to lower trading volumes, transactions could be delayed, and securities analysts' and news media coverage of Hollywood Media may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of Hollywood Media's common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS:


                                                                 INCORPORATED BY
EXHIBIT                    DESCRIPTION                           REFERENCE FROM

       99.1     Certification of Chief Executive Officer.              (*)
       99.2     Certification of Chief Operating Officer
                (Principal financial and accounting officer).          (*)

__________________

*        Filed as an exhibit to this Form 10-Q

         (b)  REPORTS ON FORM 8-K:

                  Hollywood Media filed one report on Form 8-K during the quarter ended March 31, 2003, on February 10, 2003. Item 5 of the report disclosed that, on February 10, 2003, Hollywood Media announced that it has been working with an investment banking firm in exploring strategic opportunities available to enhance value for shareholders, including the possible sale of one or more of Hollywood Media's divisions. The included press release indicated that there can be no assurance that any transaction will occur as a result of this process.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HOLLYWOOD MEDIA CORP.

Date:   May ___, 2003          By:  /s/ Mitchell Rubenstein
                                    --------------------------------------------
                                    Mitchell Rubenstein, Chief Executive Officer
                                    (Principal executive officer)


Date:   May ___, 2003          By:  /s/ Nicholas G. Hall
                                    --------------------------------------------
                                    Nicholas G. Hall, Chief Operating Officer
                                    (Principal accounting officer)

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

Date:   May ___, 2003         By:  /s/ Mitchell Rubenstein
                                   --------------------------------------------
                                   Mitchell Rubenstein, Chief Executive Officer

                                 CERTIFICATIONS

I, Nicholas G. Hall, as Chief Operating Officer of Hollywood Media Corp., certify that:

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


Date:   May ___, 2003              By: /s/ Nicholas G. Hall
                                       -----------------------------------------
                                       Nicholas G. Hall, Chief Operating Officer