Form 10-Q
period 2003-06-30
HOLLYWOOD MEDIA CORP
filed 2003-08-14
CIK 912544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

         As of August 14, 2003, the number of shares outstanding of the issuer's common stock, $.01 par value, was 21,044,452.

                              HOLLYWOOD MEDIA CORP.

                                TABLE OF CONTENTS


                                                                                              PAGE(S)
                                                                                              -------
PART I  FINANCIAL INFORMATION
------  ---------------------

ITEM 1. FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of June 30, 2003
            (unaudited) and December 31, 2002  ...........................................       2

            Condensed Consolidated Statements of Operations (unaudited) for the Three and Six
            Months ended June 30, 2003 and 2002 ..........................................       3

            Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months
            Months ended June 30, 2003....................................................       4

            Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the Six
            Months ended June 30, 2003....................................................       5

            Notes to Condensed Consolidated Financial Statements (unaudited)  ............     6-19

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS  ...............................   19-36

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK.............................................................   36-37

ITEM 4.     CONTROLS AND PROCEDURES  .....................................................      37

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS  ...........................................................      38

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS  ...................................      39

ITEM 5.     OTHER INFORMATION  ...........................................................      40

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  ............................................      40

Signatures ...............................................................................      41

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,      December 31,
                                                                                         2003            2002
                                                                                    -------------    -------------
                                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $   1,517,700    $   2,342,238
     Receivables, net                                                                   1,271,804        1,845,063
     Inventories, net                                                                   6,170,908        7,144,311
     Prepaid expenses                                                                   1,474,675        1,026,454
     Other receivables                                                                    784,952          510,532
     Other current assets                                                                 324,393          247,532
     Deferred advertising - CBS                                                           418,051          924,780
                                                                                    -------------    -------------
     Total current assets                                                              11,962,483       14,040,910

PROPERTY AND EQUIPMENT, net                                                             2,912,640        3,563,569
INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES                                    858,022          610,172
IDENTIFIABLE INTANGIBLE ASSETS, net                                                     1,988,896        2,342,807
GOODWILL, net                                                                          40,813,683       40,773,968
OTHER ASSETS                                                                              516,702          737,231
                                                                                    -------------    -------------
TOTAL ASSETS                                                                        $  59,052,426    $  62,068,657
                                                                                    =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                               $   1,953,626    $   1,354,663
     Accrued expenses and other                                                         4,778,351        3,854,881
     Notes payable                                                                        250,000          250,000
     Loan from shareholder/officer                                                        400,000               --
     Accrued exit and retail closure costs                                                     --           27,500
     Deferred revenue                                                                   7,996,711        8,890,002
     Current portion of capital lease obligations                                         242,479          340,083
                                                                                    -------------    -------------
     Total current liabilities                                                         15,621,167       14,717,129

CAPITAL LEASE OBLIGATIONS, less current portion                                           152,678          238,546
DEFERRED REVENUE                                                                          299,511          214,626
MINORITY INTEREST                                                                          48,149               --
OTHER DEFERRED LIABILITY                                                                2,307,616        2,381,863
CONVERTIBLE DEBENTURES, NET                                                             3,596,008        3,223,988

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding              --               --
     Common stock, $.01 par value, 100,000,000 shares authorized; 20,634,115 and 20,253,863 shares issued and outstanding  at June 30, 2003 and
         December 31, 2002, respectively                                                  206,342          202,539
     Additional paid-in capital                                                       277,735,143      277,261,293
     Accumulated deficit                                                             (240,914,188)    (236,171,327)
                                                                                    -------------    -------------
     Total shareholders' equity                                                        37,027,297       41,292,505
                                                                                    -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  59,052,426    $  62,068,657
                                                                                    =============    =============

    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                 Six Months Ended June 30,     Three Months Ended June 30,
                                              ----------------------------    ----------------------------


                                                  2003            2002             2003           2002
                                              ------------    ------------    ------------    ------------
NET REVENUES                                  $ 31,539,930    $ 28,821,158    $ 16,977,115    $ 16,115,716

COST OF REVENUES                                23,596,143      19,297,233      13,027,598      11,061,072
                                              ------------    ------------    ------------    ------------

    Gross margin                                 7,943,787       9,523,925       3,949,517       5,054,644
                                              ------------    ------------    ------------    ------------


OPERATING EXPENSES:
    General and administrative                   3,558,810       3,097,661       1,667,578       1,245,679
    Selling and marketing                          468,232       1,787,711         190,836         861,779
    Salaries and benefits                        6,649,876       7,053,087       3,370,248       3,489,967
    Amortization of CBS advertising                506,729       9,602,743         316,706       5,025,145
    Depreciation and amortization                1,254,393       1,847,736         614,517         942,681
                                              ------------    ------------    ------------    ------------

        Total operating expenses                12,438,040      23,388,938       6,159,885      11,565,251
                                              ------------    ------------    ------------    ------------

        Operating loss                          (4,494,253)    (13,865,013)     (2,210,368)     (6,510,607)

EQUITY  IN EARNINGS - INVESTMENTS                  806,126         230,958         801,721          14,575

OTHER INCOME (EXPENSE):

    Interest expense                              (675,687)       (455,328)       (333,026)       (237,705)
    Interest income                                 11,647          10,231           9,354           7,209
    Other, net                                       8,894           2,400          57,985         (18,446)
                                              ------------    ------------    ------------    ------------

         Loss before minority interest          (4,343,273)    (14,076,752)     (1,674,334)     (6,744,974)

MINORITY INTEREST                                 (399,588)       (393,411)       (179,015)       (189,411)
                                              ------------    ------------    ------------    ------------

NET LOSS                                      $ (4,742,861)   $(14,470,163)   $ (1,853,349)   $ (6,934,385)
                                              ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE   $      (0.23)   $      (0.51)   $      (0.09)   $      (0.25)
                                              ============    ============    ============    ============

Weighted average shares outstanding             20,509,155      28,197,227      20,615,978      28,276,884
                                              ============    ============    ============    ============


    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Six Months Ended June 30,
                                                                                            ----------------------------
                                                                                                2003            2002
                                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                    $ (4,742,861)   $(14,470,163)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                                         1,254,393       1,847,736
         Interest- non-cash                                                                      527,593         285,617
         Equity in earnings of investments, net of return of invested capital                   (247,850)        533,834
         Issuance of compensatory stock, stock options and warrants for services rendered        282,366         437,739
         Amortization of deferred compensation costs                                                  --       1,140,294
         Amortization of deferred financing costs                                                 64,848           7,434
         Provision for bad debts                                                                 124,328         186,840
         Amortization of CBS advertising                                                         506,729       9,602,743
         Minority interest                                                                       399,588         393,411
         Return of capital from Tekno Books to minority partner                                 (272,729)       (321,397)
         Change in fair value of put/call option                                                (107,000)             --
         Changes in assets and liabilities:
           Receivables                                                                           448,931        (295,965)
           Prepaid expenses                                                                     (448,221)       (702,013)
           Inventories                                                                           973,403         442,894
           Other current assets                                                                  (76,861)       (184,993)
           Other assets                                                                          155,671             914
           Other receivables                                                                    (274,420)         37,375
           Accounts payable                                                                      598,969         216,815
           Deferred revenue                                                                     (808,406)     (1,122,880)
           Accrued liabilities                                                                 1,035,022          92,840
           Other deferred liabilities                                                             32,753              --
                                                                                            ------------    ------------
             Net cash used in operating activities                                              (573,754)     (1,870,925)
                                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                     (249,550)     (1,050,709)
                                                                                            ------------    ------------
             Net cash used in investing activities                                              (249,550)     (1,050,709)
                                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from shareholder/officer loan                                                    400,000       1,651,000
       Payments of shareholder/officer loan                                                           --      (2,101,000)
       Payments under note payable                                                                    --        (100,000)
       Net advances from factor                                                                 (217,762)         (1,525)
       Payments to repurchase common stock                                                            --        (329,531)
       Proceeds from issuance of convertible debentures and warrants, less issuance costs             --       5,419,713
       Cash paid for acquisition                                                                      --         (10,000)
       Payments under capital lease obligations                                                 (183,472)       (424,538)
                                                                                            ------------    ------------
             Net cash (used in) provided by financing activities                                  (1,234)      4,104,119
                                                                                            ------------    ------------

             Net (decrease) increase in cash and cash equivalents                               (824,538)      1,182,485

CASH AND CASH EQUIVALENTS, beginning of period                                                 2,342,238       1,980,966
                                                                                            ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                                    $  1,517,700    $  3,163,451
                                                                                            ============    ============

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
       Interest paid                                                                        $     69,960    $    116,347
                                                                                            ============    ============

    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

                                                                                    Additional
                                                             Common Stock             Paid-in      Accumulated
                                                         Shares         Amount        Capital        Deficit           Total
                                                      -------------  -------------  -------------  -------------   -------------
Balance - December 31, 2002                              20,253,863  $     202,539  $ 277,261,293  $(236,171,327)  $  41,292,505

Isssuance of stock options and warrants for services             --             --        123,583             --         123,583

Common stock adjustment                                       3,000             30          2,970             --           3,000

Issuance of stock - 401(k) employer match                   155,783          1,558        154,225             --         155,783

Interest payment to convertible debenture holders           192,898          1,929        153,644             --         155,573

Broadway theater earnout                                     28,571            286         39,428             --          39,714

Net loss                                                         --             --             --     (4,742,861)     (4,742,861)

                                                      -------------  -------------  -------------  -------------   -------------
Balance -  June 30, 2003                                 20,634,115  $     206,342  $ 277,735,143  $(240,914,188)  $  37,027,297
                                                      =============  =============  =============  =============   =============


    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. ("Hollywood Media") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media's financial position and results of operations. The results of operations for the three and six months ended June 30, 2003 and cash flows for the six months ended June 30, 2003 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2003. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Per Share Amounts

         Basic loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. There were 4,668,004 and 5,034,983 options and warrants to purchase common shares outstanding at June 30, 2003 and 2002, respectively, that could potentially dilute earnings per share in the future. In addition, the convertible debentures (Note 4) are convertible into 1,647,399 shares of common stock at a conversion price of $3.46 per share. The common shares equivalent underlying the options, warrants and convertible debentures have been excluded from the weighted average number of common shares outstanding for the three and six months ended June 30, 2003 and 2002 because to do so would have been antidilutive for all periods presented.

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

         Significant estimates and assumptions embodied in the accompanying unaudited financial statements include the adequacy of allowances relating to accounts receivables and litigation matters and Hollywood Media's ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets.

         Receivables

         Receivables consist of amounts due from customers who (i) have advertised on Hollywood Media's web sites, (ii) have licensed data from Hollywood Media's syndication businesses and, (iii) have purchased live theater tickets and publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $206,984 and $307,398 at June 30, 2003 and December 31, 2002, respectively.

         During 2001, Hollywood Media entered into an agreement with a third party whereby a certain portion of its accounts receivable was monetized. Hollywood Media receives an initial advance of 85% of the invoice amount, with the remaining 15%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At June 30, 2003 and December 31, 2002, included in "accrued expenses and other" in the accompanying balance sheets is a liability of $119,716 and $337,478, respectively, which was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party.

         Recent Accounting Pronouncements

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS No. 148"). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years ending after December 15, 2002. As permitted the Company has retained the accounting provisions of APB No. 25 and adopted the disclosures provisions of SFAS No. 123 in December 31, 2002. Pursuant to the provisions of SFAS No. 148, the Company has added the required disclosures to the "Stock-Based Compensation" subsection in the "Critical Accounting Policies" section below and
Note 7 to these interim financial statements.

         In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. Statement No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes are designed to result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. Statement 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. This statement is not expected to have a material impact on the Company's financial position or results of operations for the periods presented.

         In August 2002, the FASB Emerging Issue Task Force issued EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" (EITF 02-16), which addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. Hollywood Media early adopted EITF Issue No. 02-16 on December 31, 2002. The impact on reported results of operations was a reduction in net revenues and a corresponding decrease in cost of sales resulting in no net impact on operating results.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Hollywood Media is in process of evaluating the impact the adoption will have on its financial position, results of operations or cash flows.

         Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN No. 46") is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. The provisions of FIN No. 46 must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the third quarter of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses, if they occur, receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the company will consolidate or disclose information about a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. Hollywood Media is in the process of evaluating the impact the adoption of FIN No. 46 will have on its financial position, results of operations or cash flows.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company to recognize an initial liability for the fair value of an obligation it assumes under a guarantee, as well as its ongoing obligation over the term of the guarantee. The offsetting entry of recognizing a liability depends on the circumstances in which the guarantee was issued. Additionally, FIN 45 elaborates on and clarifies existing disclosure requirements for most guarantees. The initial recognition provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. The adoption of FIN 45's initial recognition and measurement provisions has not had a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been incorporated into the Company's disclosures of guarantees in its financial statements.

(3)      ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:

         On January 14, 2002, Fountainhead Media Services ("FMS"), FilmTracker's parent company, acquired a 20% equity interest in our subsidiary that owns Baseline, Inc. ("Baseline"), a wholly owned subsidiary of Hollywood Media, for $4 million. Consideration consisted of a $2 million promissory note payable to Hollywood Media in installments over a five-year period with a final payment of approximately $1.2 million, and the contribution of the FilmTracker database, intellectual property rights, and all existing contracts with a stated value of $2 million. As of June 30, 2003, the amount of principal and interest due Hollywood Media, but unpaid is $134,828. The promissory note is secured by the 20% equity interest in Baseline held by FMS. FMS will have the right to convert its 20% equity interest in Baseline into common stock of Hollywood Media at any time during the two-year period following the payment in full of the promissory note based upon a multiple of Baseline's EBITDA (earnings before interest, taxes, depreciation and amortization) for the year preceding the conversion. For purposes of any such conversion, Hollywood Media's stock will be valued at the greater of (i) $7.50 per share, and (ii) the average closing price of the stock on the Nasdaq Stock Market for the 15 trading days preceding the notice of conversion. Hollywood Media will also have the right to cause the conversion of the equity interest in Baseline to Hollywood Media common stock at any time after the earlier of the payment in full of the promissory note and January 14, 2006. For accounting purposes this transaction is treated as an acquisition of the FilmTracker assets in exchange for:

     o an issuance of a five year option on Baseline stock with a $2 million exercise price and
     o    the issuance of a put and call option on Hollywood Media common stock.

Pursuant to an appraisal by a third party completed in the third quarter of 2002, the value of the option in Baseline stock and the put and call options in Hollywood Media was determined to be $2,254,070 and was assigned to the FilmTracker assets. The purchase price of $2,254,070 was allocated as follows:
1) $1,072,000 to fixed assets (equipment, software, etc.) and 2) $1,182,070 to intangible assets (amortization period 5 years). During the quarter ended June 30, 2003, the value of the option was reduced by $107,000 and marked to market through earnings.

(4)      DEBT:

         In connection with the Theatre Direct NY, Inc. ("TDI") acquisition on September 15, 2000, Hollywood Media signed two promissory notes payable to the former owner. The first is an interest bearing note payable with a face value of $500,000, principal payable monthly. The note bears interest at Citibank, N.A. prime plus 1% per annum (4.00% at June 30, 2003). The second promissory note is a one year non-interest bearing note with a face value of $250,000. The outstanding balance due under these notes at June 30, 2003 is $250,000 plus $70,000 in accrued interest. An agreement was reached on March 31, 2002 between Hollywood Media and the former owner of TDI that the remaining notes payable balance, plus interest, would be paid either in cash or in restricted common stock of Hollywood Media. A guaranty was granted to the former owner in connection with the sale of the former owner's shares obtained at acquisition.

As a result of the guaranty, the company recorded a liability of $50,000 which has been included in "Accrued expenses and other" on the condensed consolidated balance sheet as of June 30, 2003.

         In the event that Hollywood Media requires additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide Hollywood Media, if required, with an amount not to exceed $3.5 million through January 1, 2004, if needed to enable Hollywood Media to meet its working capital requirements; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media generates cash from financings, operational cash flow or proceeds from a sale of a division or subsidiary of Hollywood Media Corp. Advances bear interest at the JP Morgan prime rate. There was $400,000 outstanding balance under this commitment at June 30, 2003, which was collateralized by Broadway Ticketing inventory. Subsequent to June 30, 2003, an additional $300,000, of which $200,000 is unsecured, was drawn under this commitment.

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price of $3.46 per share. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible debentures if the debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at exercise prices ranging from $3.78 to $3.91 per share. If on May 22, 2003, an investor held at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, then the exercise price of the warrants held by such investor would decrease to $3.46 per share which equals the conversion price of the debenture. The Debentures and Warrants contain anti-dilution provisions as more fully described in the agreements. In addition, the investors had the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. The investors did not exercise the right and the option has expired. A total of $389,095 in debt issuance costs were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the warrants issued to the debenture holders.) During the three and six months ended June 30, 2003, $32,423 and $64,848, respectively were recognized as interest expense from the amortization of the debt issuance costs.

         The warrants granted to these investors were recorded at their relative fair value of $1,608,422 using a Black Scholes option valuation model. The assumptions used to calculate the value of the warrants using Black Scholes are as follows: a volatility of 83.7%, a 5 year expected life, exercise prices of $3.91 and $3.78 per share, a stock price of $3.27 per share and a risk free interest rate of 4%. The value of the beneficial conversion feature of the Debenture was $1,295,416. The value of the warrants and the beneficial conversion feature of the Debenture were recorded as a discount to the convertible debenture and included in additional paid-in capital. The value of the warrants and the beneficial conversion feature will be amortized to interest expense over 3 years, using the effective interest method. During the three and six months ended June 30, 2003, Hollywood Media recorded $192,425 and $372,020, respectively as interest expense for the accretion of the discount on the convertible debentures.

         In 1999, Hollywood Media loaned approximately $1.7 million to the former owner ("borrower") of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000 and guaranteed payment of the note. In April 2003, Hollywood Media entered into an agreement with the holder of the note to satisfy Hollywood Media's obligations under its guaranty of the note. Pursuant to such agreement, Hollywood Media agreed to pay the holder an aggregate of $462,269. The outstanding balance of the loan at June 30, 2003 was approximately $412,269.

(5)      GOODWILL AND OTHER INTANGIBLE ASSETS:

         Effective January 1, 2002, Hollywood Media adopted SFAS No. 142, "Goodwill and other Intangible Assets". As prescribed by SFAS No. 142, the Company completed the transitional goodwill impairment test by the second quarter of 2002. As result of this test, no impairment charge was taken as the fair value of the reporting units exceeded the carrying amount. As of June 30, 2003, management believes there are no indicators that an impairment has occurred.

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

         On April 2, 2003, Hollywood Media issued 91,836 shares of common stock valued at $76,078 to the holders of the convertible debentures for interest due for the period January 2, 2003 to March 31, 2003.

         On May 16, 2003, Hollywood Media issued 28,571 shares of common stock valued at $39,714 to the previous owner of BroadwayTheater.com under the terms of an earn-out provision in the Asset Purchase Agreement. Pursuant to this provision the previous owner is entitled to additional consideration if specified gross profit targets are attained in each of the three years following the acquisition. This stock issuance represents the final pay-out under this provision. The value of the shares was recorded as additional goodwill.

         During the six months ended June 30, 2003, Hollywood Media issued 97,500 warrants to independent third parties for services to be rendered. These warrants were issued with a performance based vesting requirement. As a result, no compensation expense was recorded as of June 30, 2003 due to the low probability of the vesting event occurring.

(7)      STOCK-BASED COMPENSATION:

         As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123" ("SFAS No. 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), Hollywood Media has chosen to account for its Stock Plan under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, because the exercise price of Hollywood Media's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recorded. SFAS No. 148 requires disclosure of the estimated fair value of employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values.

                                                  Six months ended June 30,      Three months ended June 30,
                                                -----------------------------   ----------------------------
                                                    2003            2002            2003            2002
                                                ------------    -------------   ------------    ------------
Reported net loss                               $ (4,742,861)   $ (14,470,163)  $ (1,853,349)   $ (6,934,385)

Stock-based employee compensation expense
 under the fair value method                      (1,145,178)      (2,022,962)      (559,900)     (1,011,481)
                                                ------------    -------------   ------------    ------------

Adjusted net loss                               $ (5,888,039)   $ (16,493,125)  $ (2,413,339)   $ (7,945,866)
                                                ============    =============   ============    ============

Reported net loss basic and diluted per share   $       (.23)   $        (.51)  $       (.09)   $       (.25)
                                                ============    =============   ============    ============

Adjusted net loss basic and diluted per share   $       (.29)   $        (.58)  $       (.12)   $       (.28)
                                                ============    =============   ============    ============

Number of ordinary shares used in computation
  basic and diluted                               20,509,155       28,197,227     20,615,978      28,276,884
                                                ============    =============   ============    ============

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

 (8)     INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES:

         Investments in and advances to equity method investees consist of the following:

                                               JUNE 30,     DECEMBER 31,
                                                2003           2002
                                             ---------       ---------

         NetCo Partners (a)                  $ 862,997       $ 615,147
         MovieTickets.com (b)                   (4,975)         (4,975)
                                             ---------       ---------
                                             $ 858,022       $ 610,172
                                             =========       =========

         (A) NETCO PARTNERS

         Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy's Net Force. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings - Investments. The revenues, gross profit and net income of NetCo Partners for the six and three months ended June 30, 2003 and 2002 are presented below:

                        SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                        -------------------------    --------------------------
                            2003         2002          2003          2002
                         ----------   ----------     ----------   ----------

Revenues                 $2,030,925   $  936,706     $2,004,222   $  172,301
Gross Profit              1,737,956      715,132      1,728,795      136,810
Net Income                1,612,252      709,988      1,603,443      135,840

Hollywood Media's
share of net income         806,126      354,994        801,721       67,920

         Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. Pursuant to the terms of the NetCo Partners Joint Venture Agreement, Hollywood Media is responsible for developing, producing, manufacturing, advertising, promoting, marketing and distributing NetCo Partners' illustrated novels and related products and for advancing all costs incurred in connection therewith. All amounts advanced by Hollywood Media to fund NetCo Partners' operations are treated as capital contributions of Hollywood Media and Hollywood Media is entitled to a return of such capital contributions before distributions of profits are split equally between Hollywood Media and C.P. Group.

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

         As of June 30, 2003, NetCo Partners had $1,687,951 of accounts receivable in comparison to $2,450,397 at December 31, 2002, and deferred revenues, consisting of cash advances received but not yet recognized as revenue, amounting to $203,052 as of June 30, 2003, compared to $1,510,936 at December 31, 2002. These accounts receivable and deferred revenue balances are not included in Hollywood Media's consolidated balance sheets.

         As of June 30, 2003, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $9,010,634, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

         (B)      MOVIETICKETS.COM

         Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. ("AMC") and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"). In August 2000, MovieTickets.com entered into an agreement in which the joint venture sold a five percent interest in MovieTickets.com for $25 million of advertising over 5 years to Viacom Inc. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising on each participating exhibitor's movie screens. In March 2001, America Online Inc. ("AOL") purchased a non-interest bearing convertible preferred equity interest in MovieTickets.com for $8.5 million in cash, which can be converted into approximately 3% of the common stock of MovieTickets.com, Inc. In connection with this transaction, MovieTickets.com's ticket inventory is promoted through AOL's interactive properties and ticket inventory of AOL's Moviefone is available through MovieTickets.com.

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. at June 30, 2003. Excluding AOL's convertible preferred equity interest, Hollywood Media shares in 27.1% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 27.1% of MovieTickets.com income or loss as Equity in Earnings - Investments. Since the investment has been reduced to zero, Hollywood Media is currently not providing for additional losses generated by MovieTickets.com as Hollywood Media has not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded income (losses) of $0 and $(124,036) for the six months ended June 30, 2003 and 2002 and $0 and $(53,345) for the three months ended June 30, 2003 and 2002, respectively in its investment in MovieTickets.com.

 (9)     BARTER TRANSACTION:

         Hollywood Media recorded barter revenue and expense under an agreement with the National Association of Theater Owners ("NATO"), which agreement was acquired through the acquisition of hollywood.com, Inc. in 1999. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collected and compiled movie showtimes data for NATO member theaters and hosted web sites for certain theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provided ongoing web site maintenance services for several of the theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters were obligated to promote the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com. Hollywood Media recorded revenue and expense from these activities measured at the fair value of the services exchanged in accordance with Accounting Principles Board Opinion ("APB") No. 29, "Accounting for Nonmonetary Transations." The NATO contract is no longer in effect. Barter revenue recorded under the NATO agreement for the six months ended June 30, 2003 and 2002, was $0 and $1,338,788 and $0 and $593,350 for the three months ended June 30, 2003 and 2002, respectively.

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

         The following table illustrates financial information regarding Hollywood Media's reportable segments.

                                   SIX MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                                  ----------------------------    ----------------------------
                                      2003            2002            2003            2002
                                  ------------    ------------    ------------    ------------
NET REVENUES:
Broadway Ticketing                $ 25,379,351    $ 21,591,085    $ 13,833,974    $ 12,756,241
Data Business                        3,496,233       2,947,948       1,747,120       1,523,347
Internet Ad Sales and Other (A)      1,229,137       2,839,520         736,685       1,342,174
Intellectual Properties              1,435,209       1,442,605         659,336         493,954
                                  ------------    ------------    ------------    ------------
                                  $ 31,539,930    $ 28,821,158    $ 16,977,115    $ 16,115,716
                                  ============    ============    ============    ============

GROSS MARGIN:
Broadway Ticketing                $  2,611,199    $  3,147,614    $  1,213,450    $  2,001,837
Data Business                        3,326,568       2,833,582       1,663,017       1,456,096
Internet Ad Sales and Other          1,079,621       2,629,402         643,264       1,232,889
Intellectual Properties                926,399         913,327         429,786         363,822
                                  ------------    ------------    ------------    ------------
                                  $  7,943,787    $  9,523,925    $  3,949,517    $  5,054,644
                                  ============    ============    ============    ============


OPERATING INCOME (LOSS):
Broadway Ticketing                $   (343,514)   $    979,405    $   (226,205)   $    892,532
Data Business (B)                      364,767        (264,114)        160,557         (94,727)
Internet Ad Sales and Other (C)     (1,503,279)    (10,926,017)       (699,327)     (5,605,575)
Intellectual Properties                705,255         727,529         328,982         268,028
Corporate Overhead and Other        (3,717,482)     (4,381,816)     (1,774,375)     (1,970,865)
                                  ------------    ------------    ------------    ------------
                                  $ (4,494,253)   $(13,865,013)   $ (2,210,368)   $ (6,510,607)
                                  ============    ============    ============    ============


               SEGMENT ASSETS:
                                             JUNE 30, 2003     DECEMBER 31, 2002
                                             -------------     -----------------
               Broadway Ticketing             $ 8,123,546        $ 9,499,232
               Data Business                    2,519,855          3,050,030
               Internet Ad Sales and Other      2,786,725          3,599,136
               Intellectual Properties            792,252            720,819
               Corporate Overhead and Other    44,830,048         45,199,440
                                              -----------        -----------
                                              $59,052,426        $62,068,657
                                              ===========        ===========


(A) Includes non-cash barter revenue of $1,356,477 for the six months ended June 30, 2002, and $598,608 for Q2-02.

(B) Includes $261,399 in expenses in the six months ended June 30, 2002 relating to the closure of the New York Baseline office. The Baseline operations were moved to the new Baseline office in California and consolidated with FilmTracker.

(C) Includes $506,729 and $9,602,743 in amortization of CBS advertising for the six months ended June 30, 2003 and 2002, respectively used to promote Hollywood.com and Broadway.com. IIII

(11)     COMMITMENTS AND CONTINGENCIES:

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

         Hollywood Media believes that hollywood.com, Inc. has valid grounds for appeal and defenses to the plaintiff's claims. Recognizing that the ultimate outcome of this case is uncertain, Hollywood Media has accrued on its books, as of June 30, 2003, an amount which it believes is adequate to account for potential liability for this matter, and we will continue to evaluate the matter as the litigation process proceeds.

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

(12)     INTERIM ADJUSTMENTS

         Ticketing net revenues included a charge of $0.6 million relating to an under accrual for Broadway Ticketing gift certificates for the year ended December 31, 2002. This adjustment was not material to the previously reported results for the year ended December 31, 2002.

         Ticketing cost of revenues included a charge of $0.2 million relating to an under accrual for Broadway Ticketing ticket purchases for the three months ended March 31, 2003 and the year ended December 31, 2002. This adjustment was not material to the previously reported results for the three months ended March 31, 2003 or year ended December 31, 2002.

(13)     RECLASSIFICATION:

         Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 classification.

(14)     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
         ACTIVITIES:

         For The Six Months Ended June 30, 2003:

         o 155,783 shares of Hollywood Media common stock valued at $155,783 were issued as payment of Hollywood Media's 401(k) employer match for calendar year 2002.

         o Hollywood Media issued 192,898 shares of common stock, valued at $155,573 for interest due to the holders of the convertible debentures.

         o Options and warrants valued at $123,583, under Black Scholes, were granted for services rendered.

         o Hollywood Media issued 28,571 shares of common stock valued at $39,714 under terms of an earn-out provision in accordance with the acquisition of BroadwayTheater.com.

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

         o 34,644 shares of Hollywood Media were issued for the net exercise of stock options and warrants during the second quarter of 2002.

         o Options and warrants valued at $144,644, under Black Scholes, were granted for services rendered.

         o Hollywood Media issued 28,571 shares of common stock valued at $110,284 under terms of an earn-out provision in accordance with the acquisition of BroadwayTheater.com.

         o Hollywood Media issued 21,969 shares of common stock valued at $37,479 for interest due to the holders of the convertible debentures.

(15)     SUBSEQUENT EVENT:

         Hollywood Media's Compensation Committee of its Board of Directors approved equity compensation grants as of July 1, 2003 in connection with its approval of extensions and other amendments to Hollywood Media's employment agreements with Mitchell Rubenstein, its Chief Executive Officer, and Laurie S. Silvers, its President. The employment agreements were to expire on July 1, 2003, and such amendments included extension of the duration of such agreements through July 1, 2004. In connection with such amendments, the Chief Executive Officer and the President were each granted (i) stock options to purchase 350,000 shares of the Hollywood Media's common stock at an exercise price equal to the closing market price of the common stock on the date of grant ($1.20 per share), which options were granted under Hollywood Media's shareholder-approved stock option plan, and (ii) 125,000 shares of restricted stock, issued under Hollywood Media's shareholder-approved 2000 Stock Incentive Plan. The stock options and the shares of restricted stock vest at the rate of twenty-five percent per quarter over the one-year period following the date of grant, subject to accelerated vesting upon certain events, and the options have a five-year term.

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

         AdSource. We launched AdSource during the first quarter of 2002 as yet another expansion of the CinemaSource operations. AdSource leverages the movie theater showtimes from the CinemaSource data collection systems and our relationship with various movie exhibitors, to provide our movie-exhibitor customers with directory advertising for insertion in newspapers around the country. Our customers include AMC Theatres, a major theater chain that has expanded use of AdSource nationally. The types of ads created by AdSource include the large weekly movie ads typically carried in newspapers, which highlight a particular movie theater where the film is playing and the start times. Through a web-based data system, AdSource is able to create ads using showtimes data from the CinemaSource database, resulting in exhibitor ads that Hollywood Media believes are generally superior in quality and accuracy in comparison to ads developed by its competitors. These advertisements are delivered to the newspapers in one of several formats, ready for publication.

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

BROADWAY TICKETING DIVISION

         Broadway Ticketing: Theatre Direct International ("TDI"); Broadway.com and 1-800-BROADWAY (collectively called "Broadway Ticketing").

         TDI. We acquired TDI as of September 15, 2000. Founded in 1990, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, long running shows off-Broadway, shows in London's West End theatre district and shows in Toronto. TDI sells tickets directly to group buyers including travel agents and tour groups. TDI also manages a marketing cooperative that markets numerous Broadway shows to the travel industry around the world. Recent Broadway shows marketed by this cooperative include Aida, Beauty and the Beast, Cabaret, Chicago, 42nd Street, Gypsy, Mamma Mia!, Man of La Mancha, Movin' Out, Nine, Rent, The Boy from Oz, The Lion King, The Phantom of the Opera, Thoroughly Modern Millie, Urinetown and Wicked. In addition, TDI's education division, Broadway Classroom, markets group tickets to schools across the country.

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

         In August 2003, a new manager was appointed for Hollywood Media's Broadway Ticketing division following the resignation of the prior manager. The new manager is the founder of BroadwayTheater.com, a company acquired by Hollywood Media in April 2000 and consolidated into our Broadway.com business, and he has been a senior member of the Broadway Ticketing division's management since then. BroadwayTheater.com's business included selling of Broadway tickets over the Internet.

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

         Cable Network Initiatives. To further leverage our base of proprietary content, Hollywood Media launched two interactive digital cable television channels in 2002: "Totally Hollywood TV" and "Totally Broadway TV." Both cable channels utilize existing Hollywood Media content and are designed for distribution on digital tiers of cable TV systems. The cable TV channels complement Hollywood Media's existing business units. Totally Broadway TV and Totally Hollywood TV offer audiences interactive entertainment and information, with on-demand video content including premiers, movie previews, reviews, behind-the-scenes footage, interviews and more, as well as up-to-date showtimes for the latest movies and current Broadway shows. Both networks use Hollywood Media's content, news and information covering the entertainment industry, and were available initially to Cablevision System Corporation's iO: Interactive Optimum(sm) subscribers in the Long Island, Warwick Valley, New York, and Morris County, New Jersey, markets. During the fourth quarter of 2002, Hollywood Media Corp. extended its cable television initiative to a second major cable operator, Cox Communications. Cox added Totally Hollywood TV to its video-on-demand service in the San Diego, California market. Subscribers to Cox Cable San Diego's digital TV service are now able to view, on Totally Hollywood TV, movie previews and related content for the newest movies in theaters.

INTELLECTUAL PROPERTIES BUSINESS

         Book Development and Book Licensing. Our Intellectual Properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, typically with best-selling authors. Tekno Books has worked with over 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and has also worked with numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 100 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin's Press (Holtzbrink of Germany), Warner Books (AOL Time Warner) and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, New Line Cinema, CBS Television, DC Comics (AOL Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 1,440 books that have been published. Another 2,950 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno's books have been finalists for, or winners of, over 100 awards, including the The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance). Tekno Books' current backlog and anticipated books for future publishing include more than 270 books under contract or in final negotiations, including over 70 books by New York Times best-selling authors. We are expanding into one of the largest areas of publishing, which is romance fiction, and one of the fastest growing areas of publishing, which is the Christian book market. In January 2003, Tekno Books was engaged to create two new spin-off series based on the best-selling Left Behind series. The Chief Executive Officer and founder of Tekno Books, Dr. Martin H. Greenberg, is also a director of Hollywood Media and owner of the remaining 49% interest in Tekno Books.

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

         For additional information about Netco Partners, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Equity in Earnings of Investments, and Note 8 -- Investments In And Advances To Equity Method Investees, of the Unaudited Notes to Hollywood Media's Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

MOVIETICKETS.COM

         MovieTickets.com is one of the three leading destinations for the purchase of movie tickets through the Internet; our two competitors (other than some theatres that may conduct their own internet ticket sales) are Fandango and AOL Moviefone. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theatre exhibitors. Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Equity in Earnings of Investments, for additional information about our equity interest in MovieTickets.com, Inc. MovieTickets.com, Inc. entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a five percent interest in MovieTickets.com, Inc. for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in most participating exhibitors' movie screens. In March 2001, AOL purchased a non-interest bearing convertible preferred equity interest in MovieTickets.com, Inc. for $8.5 million in cash, which can be converted into approximately 3% of the common stock of MovieTickets.com, Inc. In connection with that transaction, MovieTickets.com's ticket inventory is promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone is available through MovieTickets.com. MovieTickets.com has been selected by MSN Network, Yahoo!, Lycos Entertainment and several other premier online destinations, as the exclusive provider for online movie ticketing services. MovieTickets.com continues to experience strong growth in ticket sales, with 3.0 million tickets sold in the second quarter 2003, an increase of 24.2% over its ticket sales in the second quarter 2002.

         MovieTickets.com, Inc.'s current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., Hoyts Cinemas, Marcus Theatres, Consolidated Theatres, Crown Theatres, Krikorian Premiere Theatres, Metropolitan Theatres, Rave Motion Pictures, and Spotlight Theatres. Ritz Theatres is the process of being launched on MovieTickets.com. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 50 grossing theaters in North America. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at participating theaters. The web site contains movie content from Hollywood Media's various divisions for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket.

RESULTS OF OPERATIONS

         The following table summarizes Hollywood Media's revenues, cost of revenues and gross margin by reportable segment for the six months ended June 30, 2003 ("Y2-03") and 2002 ("Y2-02"), and the three months ended June 30, 2003
("Q2-03") and 2002 ("Q2-02") respectively:

                      BROADWAY         DATA      INTERNET AD SALES   INTELLECTUAL
                      TICKETING       BUSINESS      AND OTHER (A)    PROPERTIES (B)    TOTAL
                     -----------     -----------     -----------     -----------     -----------
Y2-03
-----
Net Revenues         $25,379,351     $ 3,496,233     $ 1,229,137     $ 1,435,209     $31,539,930
Cost of Revenues      22,768,152         169,665         149,516         508,810      23,596,143
                     -----------     -----------     -----------     -----------     -----------
Gross Margin         $ 2,611,199     $ 3,326,568     $ 1,079,621     $   926,399     $ 7,943,787
                     ===========     ===========     ===========     ===========     ===========

Y2-02
-----
Net Revenues         $21,591,085     $ 2,947,948     $ 2,839,520     $ 1,442,605     $28,821,158
Cost of Revenues      18,443,471         114,366         210,118         529,278      19,297,233
                     -----------     -----------     -----------     -----------     -----------
Gross Margin         $ 3,147,614     $ 2,833,582     $ 2,629,402     $   913,327     $ 9,523,925
                     ===========     ===========     ===========     ===========     ===========

                      BROADWAY         DATA      INTERNET AD SALES   INTELLECTUAL
                      TICKETING       BUSINESS      AND OTHER (A)    PROPERTIES (B)    TOTAL
                     -----------     -----------     -----------     -----------     -----------
Q2-03
-----
Net Revenues         $13,833,974     $ 1,747,120     $   736,685     $   659,336     $16,977,115
Cost of Revenues      12,620,524          84,103          93,421         229,550      13,027,598
                     -----------     -----------     -----------     -----------     -----------
Gross Margin         $ 1,213,450     $ 1,663,017     $   643,264     $   429,786     $ 3,949,517
                     ===========     ===========     ===========     ===========     ===========
Q2-02
-----
Net Revenues         $12,756,241     $ 1,523,347     $ 1,342,174     $   493,954     $16,115,716
Cost of Revenues      10,754,404          67,251         109,285         130,132      11,061,072
                     -----------     -----------     -----------     -----------     -----------
Gross Margin         $ 2,001,837     $ 1,456,096     $ 1,232,889     $   363,822     $ 5,054,644
                     ===========     ===========     ===========     ===========     ===========


(a) Net Revenues include barter revenue of $1,356,477 and $598,608, for Y2-02 and Q2-02, respectively, which when removed from these amounts reduces gross margin.

(b) Does not include Hollywood Media's 50% interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media's share of the income (loss) is reported as equity in earnings of investments.

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

NET REVENUES

         Total net revenues were $31,539,930 for Y2-03 as compared to $28,821,158 for Y2-02, an increase of $2,718,772 or 9% and $16,977,115 for Q2-03 compared to $16,115,716 for Q2-02, an increase of $861,399 or 5%. The increase in revenue was primarily due to an increase in Broadway Ticketing and Data Business revenues, which was partially offset by a decrease in Internet Ad Sales and Other revenues which was caused in part by a reduction of barter revenue to zero in Y2-03. Non-cash barter revenue was $0 and $1,356,477 for Y2-03 and Y2-02, and $0 and $598,608 for Q2-03 and Q2-02, respectively. Barter revenue as a percentage of total net revenue was 0% and 5% for Y2-03 and Y2-02, respectively, and 0% for Q2-03 compared to 4% for Q2-02. In Y2-03 net revenues were derived 80% from Broadway Ticketing, 11% from Data Business, 4% from

Internet Ad Sales and Other and 5% from Intellectual Properties. In Q2-03, net revenues were derived 82% from Ticketing, 10% for Data Business, 4% from Internet Ad Sales and Other and 4% from Intellectual Properties. Revenues excluding barter are non-GAAP financial measures, and are provided for consideration in addition to, and not as a substitute for or superior to, reported revenues without such exclusion, which are also set forth above. Hollywood Media believes that revenues excluding barter may be useful information for investors regarding Hollywood Media's results of operations for the second quarter of 2003 and for the six months ended June 30, 2003, because such measures show growth in revenues without the effects of non-cash barter revenue, as Hollywood Media has decided to minimize its utilization of barter revenue arrangements. Barter revenue is offset by an equal amount of barter epense, and therefore does not impact the calculation of net loss. Excluding barter revenue, total net revenues were $31,539,930 for Y2-03 as compared to $27,464,681 for Y2-02, an increase of $4,075,249 or 15% and $16,977,115 for
Q2-03 compared to $15,517,108 from Q2-02, an increase of $1,460,007 or 9%.

         Broadway Ticketing revenues were $25,379,351 and $21,591,085 for Y2-03 and Y2-02, respectively, an increase of $3,788,266 or 18% and $13,833,974 for Q2-03 compared to $12,756,241 for Q2-02 for an increase of $1,077,733 or 8%. Broadway Ticketing revenues increased due to increased ticket sales and an increase in the service charge on individual tickets, in spite of a $0.6 million charge against sales relating to an under accrual for Broadway Ticketing gift certificates as of December 31, 2002. The charge was not material to the previously reported results for the three months ended March 31, 2003 or year ended December 31, 2002. Broadway Ticketing revenue is generated from the sale of live theater tickets for Broadway, off-Broadway and London through Broadway.com and the 1-800-BROADWAY telephone number, and to domestic and international travel professionals, traveling consumers, business organizations, schools and New York area theater patrons. Broadway Ticketing revenue is recognized on the date of performance of the show.

         Data Business revenues (which includes our Source businesses, CinemaSource, EventSource, AdSource and Baseline/FilmTracker) were $3,496,233 for Y2-03 as compared to $2,947,948 for Y2-02, an increase of $548,285 or 19% and $1,747,120 for Q2-03 compared to $1,523,347 for an increase of $223,773 or 15%. Our Source business revenues increased approximately $240,966 in Y2-03 as compared to Y2-02 and our Baseline business revenues increased approximately $307,319 in Y2-03 as compared to Y2-02. The Source Business revenues increased $78,058 for Q2-03 compared to Q2-02 and the Baseline business increased $145,715 for Q2-03 over Q2-02. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to other media outlets and Internet companies including newspapers such as the New York Times and The Washington Post, Internet companies including AOL's Digital City, Lycos, and Yahoo! and wireless providers such as AT&T Wireless, Sprint PCS and Verizon. Revenue for AdSource is generated by creating exhibitor paid directory ads for insertion in newspapers around the country. Baseline is a film and television database, licensing its data to businesses and professionals in the entertainment industry and generates revenues from the syndication of its data as well as subscription revenue.

The composition of Internet Ad Sales and Other revenues was as follows:

                                   Six Months Ended             Three Months Ended
                               -------------------------     -------------------------
                                  2003            2002          2003           2002
                               ----------     ----------     ----------     ----------
     Revenue - Non-barter      $1,229,137     $1,483,043     $  736,685     $  743,566
     Revenue - NATO barter             --      1,338,788             --        593,350
     Revenue - Barter                  --         17,689             --          5,258
                               ----------     ----------     ----------     ----------
                               $1,229,137     $2,839,520     $  736,685     $1,342,174
                               ==========     ==========     ==========     ==========

         Internet Ad Sales and Other revenue was $1,229,137 for Y2-03 as compared to $2,839,520 for Y2-02, a decrease of $1,610,383 or 57% and Q2-03 was $736,685 compared to $1,342,174 for Q2-02, a decrease of $605,489 or 45%. The decrease in revenues was in part attributable to no barter revenue being recognized during Y2-03 and CBS advertising which was eliminated after the Viacom Exchange Agreement in 2002. Excluding barter revenue and the effects of the CBS advertising, revenue increased $193,119 or 35% for Q2-03 from Q2-02 and $146,094 or 13% for Y2-03 from Y2-02. Internet Ad Sales and Other revenue is generated from the sale of sponsorships and banner advertisements on Hollywood.com and Broadway.com. Included in Internet Ad Sales and Other revenue were non-cash barter revenues of $0 and $1,356,477 for Y2-03 and Y2-02 and $0 and $598,608 for Q2-03 and Q2-02, respectively. As a percentage of Internet Ad Sales and Other revenue, barter revenues comprised 0% and 48% for Y2-03 and Y2-02, and 0% and 45% for Q2-03 and Q2-02, respectively. Hollywood Media records two types of barter revenue related to Internet advertising as more fully described below.

         Hollywood Media recorded barter revenue and an equal amount of expense earned under an agreement with NATO, which agreement Hollywood Media acquired through its acquisition of hollywood.com, Inc. on May 20, 1999. This income is included in Internet Ad Sales and Other revenue. This contract is no longer in effect and thus Hollywood Media recorded $0 in promotional non-cash revenue and non-cash expense for Y2-03 in comparison to $1,338,788 in Y2-02. Hollywood Media recorded $0 and $593,350 in barter of revenue under the NATO contract for Q2-03 and Q2-02 respectively.

         Revenues from our Intellectual Properties division were $1,435,209 for Y2-03 as compared to $1,442,605 for Y2-02, a decrease of $7,396 or 1% and $659,336 and $493,954 for Q2-03 and Q2-02, an increase of $165,382 for 33%. The
Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter to quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which, Hollywood Media's share of the income (loss) is reported as equity in earnings of investments.

COST OF REVENUES

         Cost of revenues was $23,596,143 for Y2-03 as compared to $19,297,233 for Y2-02, an increase of $4,298,910 or 22% and $13,027,598 for Q2-03 compared to $11,061,072 for Q2-02, an increase of $1,966,526 or 18%. As a percentage of net revenues, cost of revenues was 75% and 67% for Y2-03 and Y2-02, respectively and 77% and 69% for Q2-03 and Q2-02, respectively. The increase in the cost of revenues is primarily the result of an increase in Broadway ticketing revenues and a $0.2 million charge increasing cost of revenues relating to an under accrual for ticket purchases as of December 31, 2002. The charge was not material to the previously reported results for the three months ended March 31, 2003 or year ended December 31, 2002. The Broadway Ticketing segment accounted for 96% of the cost of revenues for Y2-03 and Y2-02 and 97% for both Q2-03 and Q2-02, reflecting the greater proportion of revenue attributable to Broadway Ticketing. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway ticketing segment; commissions due to advertising agencies, advertising rep firms and other third parties for revenue generated from the data business and Internet ad sales and other segments; and fees and royalties paid to authors and co-editors for the intellectual properties segment.

GROSS MARGIN

         Gross margin was $7,943,787 for Y2-03 as compared to $9,523,925 for Y2-02, a decrease of $1,580,138 or 17% and $3,949,517 for Q2-03 as compared to $5,054,644 for Q2-02, a decrease of $1,105,127 or 22%. Excluding non-cash barter revenue, gross margin decreased $223,661 or 3% in Y2-03 compared to Y2-02 and decreased $506,519 or 11% in Q2-03 compared to Q2-02. As a percentage of net revenue, gross margin excluding barter in Y2-03 was 25% compared to 30% in Y2-02 and Q2-03 was 23% compared to 29% in Q2-02. This was due in part to an increased percentage of revenues from the relatively lower margin Broadway Ticketing segment and the impact of $0.8 million in charges from December 31, 2002 and January 31, 2003 relating to an under accrual for Broadway Ticketing gift certificates and ticket purchases for $0.6 million and $0.2 million, respectively. The charges were not material to the previously reported results for the three months ended March 31, 2003 or year ended December 31, 2002. The gross margin without these changes would have been 22% and 24% of the three and six months ended 2003. Gross Margin excluding barter is a non-GAAP financial measure, and is provided for consideration in addition to, and not as a substitute for or superior to, reported gross margin without such exclusion, which is also set forth above. Hollywood Media believes that gross margin exclluding barter may be useful information for investors regarding Hollywood Media's results of operations for the second quarter of 2003 and for the six months ended June 30, 2003, because such measures show changes in gross margin without the effects of non-cash barter transactions, as Hollywood Media has decided to minimize its utilization of barter arrangements.


EQUITY IN EARNINGS OF INVESTMENTS

Equity in earnings of investments consisted of the following:

                         Six Months Ended June 30,   Three Months Ended June 30,
                         -----------------------     --------------------------
                            2003          2002          2003           2002
                         ---------     ---------      ---------     ---------
NetCo Partners (a)       $ 806,126     $ 354,994      $ 801,721     $  67,920
MovieTickets.com (b)            --      (124,036)            --       (53,345)
                         ---------     ---------      ---------     ---------
                         $ 806,126     $ 230,958      $ 801,721     $  14,575
                         =========     =========      =========     =========

         (a) NetCo Partners

             NetCo Partners owns Tom Clancy's NetForce and is primarily engaged in the development and licensing of Tom Clancy's NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media's 50% share of earnings was $806,126 for Y2-03 as compared to $354,994 for Y2-02. Revenues vary quarter to quarter dependent on timing of deliveries of various manuscripts to the publisher although, notwithstanding the timing of manuscript deliveries, typically, one NetForce book is published each year in North America.

         (b)  MovieTickets.com

         Hollywood Media owns 26.4% of the total equity in MovieTickets.com, Inc. joint venture at June 30, 2003. Hollywood Media records its investment in MovieTickets.com, Inc. under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investments. Excluding AOL's three percent convertible preferred equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture. We recorded income (losses) of $0 and $(124,036) in Y2-03 and

Y2-02, respectively in our investment in MovieTickets.com. Since the investment has been reduced to zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media had not guaranteed to fund future losses, if any, generated by MovieTickets.com. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising.

OPERATING EXPENSES

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $461,149 or 15% to $3,558,810 for Y2-03 from $3,097,661 for
Y2-02 and increased $421,899 or 34% to $1,667,758 for Q2-03 from $1,245,679 for
Q2-02. General and administrative expenses consist of occupancy costs, production costs, human resources and administrative expenses, professional and consulting fees, telecommunication costs, provision for doubtful accounts receivable and business insurance costs, all of which were higher than is typical for the Company in any particular quarter. The increase is primarily due to rising accounting, legal and insurance costs, all of which were higher than historical amounts for the Company in any particular quarter. As a percentage of revenue, general and administrative expenses remained the same at 11% for Y2-03 and Y2-02 and increased to 10% for Q2-03 from 8% for Q2-02.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $1,319,479 or 74% to $468,232 for Y2-03 from $1,787,711 for Y2-02 and decreased $670,943 or 78% to $190,836 for Q2-03 from $861,779 for Q2-02. The decrease is due primarily to no barter transactions and therefore no barter expense in 2003 compared to $1,356,477 in barter expense for Y2-02. Selling and marketing expenses include advertising, marketing, promotional, business development and public relations expenses. As a percentage of revenue, selling and marketing expenses decreased to 1% for Y2-03 from 6% for Y2-02 and decreased to 1% for Q2-03 from 5% for Q2-02.

         SALARIES AND BENEFITS. Salaries and benefits decreased $403,211 or 6% to $6,649,876 for Y2-03 from $7,053,087 for Y2-02 and decreased $119,719 or 3%
to $3,370,248 for Q2-03 from $3,489,967 for Q2-02. This decrease is primarily attributable to a decrease in administrative salaries in Y2-03 offset in part by various expense increases including additional payroll costs in our Broadway Ticketing division for extra labor needed to handle customer calls including re-bookings and bonus provisions as a result of the closure of most Broadway shows due to the musicians' strike during March 2003. As a percentage of revenue, salaries and benefits decreased to 21% for Y2-03 from 24% for Y2-02 and decreased to 20% for Q2-03 from 22% in Q2-02.

         AMORTIZATION OF CBS ADVERTISING AND IMPAIRMENT LOSS RELATING TO CBS ADVERTISING. Amortization of CBS advertising related to the agreement with Viacom was $506,729 and $9,602,743 for Y2-03 and Y2-02, respectively and $316,706 and $5,025,145 for Q2-03 and Q2-02 respectively. Under the agreement we had with Viacom, Hollywood Media issued shares of common stock and warrants in exchange for cash and CBS's advertising and promotional efforts over seven years across its full range of media properties. The fair value of the common stock and warrants issued to Viacom has been recorded in the balance sheet as deferred advertising and is being amortized as the advertising is used each related contract year.

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

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1,254,393 for Y2-03 and $1,847,736 for Y2-02, representing a decrease of $593,343 or 32% and $614,517 for Q2-03, $942,681 for Q2-02 representing a decrease of $328,165 or 35%. The decrease was primarily attributable to certain intangible assets that became fully amortized during 2002.

         INTEREST EXPENSE. Interest expense was $675,687 for Y2-03 as compared to $455,328 for Y2-02, an increase of $220,359 or 48% and $333,026 for Q2-03 as compared to $237,705 for Q2-02, an increase of $95,321 or 40%. The increase for Y2-03 was primarily attributable to the amortization of the beneficial conversion feature related to the convertible debentures issued in May 2002.

         INTEREST INCOME. Interest income was $11,647 for Y2-03 as compared to $10,231 for Y2-02, an increase of $1,416 and $9,354 for Q2-03 compared to $7,209 for Q2-02, an increase of $2,145.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we had cash and cash equivalents of $1,517,700 compared to cash and cash equivalents of $2,342,238 at December 31, 2002. Our working capital deficiency, (defined as current assets less current liabilities) at June 30, 2003, which included $324,393 in deferred CBS advertising was $(3,658,684) as compared to working capital deficiency of $(676,219) at December 31, 2002. During the six months ended June 30, 2003, net cash used in operating activities was $573,754, net cash used in investing activities was $249,550 comprising capital expenditures and net cash used in financing activities was $1,234. As a result of the above, cash and cash equivalents decreased by $824,538 for the six months ended June 30, 2003. In comparison, during the six months ended June 30, 2002, net cash used in operating activities was $1,870,925, net cash used in investing activities was $1,050,709, and $4,104,119 in cash was provided by financing activities. Net cash used in operating activities improved by $1,297,171 or 69% from $1,870,925 for Y2-02 to $573,754 for Y2-03. In Q2-03, net cash provided by operating activities was $215,307.

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price of $3.46 per share. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible debentures if the debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at exercise prices ranging from $3.78 to $3.91 per share. If on May 22, 2003, an investor held at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, then the exercise price of the warrants held by such investor would decrease to $3.46 per share which equals the conversion price of the debenture. The Debentures and Warrants contain anti-dilution provisions as more fully described in the agreements. In addition, the investors had the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. The investors did not exercise the right and the option has expired. A total of $389,095 in debt issuance costs were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the warrants issued to the debenture holders.) During the three and six months ended June 30, 2003, $32,423 and $64,848, respectively were recognized as interest expense from the amortization of the debt issuance costs.

         In 2001, Hollywood Media entered into an agreement with a third party whereby we monetized a certain portion of our accounts receivable. Hollywood Media receives an initial advance of 85% of the invoice amount, with the remaining 15%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At June 30, 2003 and December 31, 2002, a liability of $119,716 and $337,478, respectively, was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party.

         In the event that Hollywood Media requires additional funding and cannot secure additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have indicated their intention to provide to Hollywood Media, if required, with an amount not to exceed $3.5 million through January 1, 2004, in order to enable Hollywood Media to meet its working capital requirements; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media generates cash from financings, operational cash flow or a sale of a division or subsidiary of Hollywood Media Corp. There was a $400,000 outstanding balance under this commitment at June 30, 2003, which was collateralized by Broadway Ticketing inventory. Subsequent to June 30, 2003, an additional $300,000, on security, was drawn against this commitment.

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

         Advertising Costs

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. In the first quarter of 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media was entitled to utilize a specified portion of this advertising each contract year. The deferred advertising is carried on Hollywood Media's balance sheet as a deferred asset and is being amortized over the contract period as the advertising is utilized. Advertising expense recorded related to CBS advertising for the six months ended June 30, 2003 and 2002 was $506,729 and $9,602,743 respectively, and $316,706 for Q2-03 compared to $5,025,145 for Q2-02. This is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS Advertising."

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

Pursuant to these agreements, Hollywood Media collected and compiled movie showtimes data for NATO member theaters and hosted web sites for certain theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provided ongoing web site maintenance services for certain theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters were to promote the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com. Hollywood Media recorded revenue and expense from these activities measured at the fair value of the services exchanged in accordance with Accounting Principles Board Opinion ("APB") No. 29, "Accounting for Nonmonetary Transactions." In Q2-03 and Q2-02 we recorded $0 and $593,350 and $0 and $1,338,788 for Y2-03 and Y2-02 respectively, in revenue and expense under the NATO contract. Additionally in Q2-03 and Q2-02 we recorded $0 and $5,258, and $0 and $17,689 for Y2-03 and Y2-02, respectively in other non-cash Internet barter transactions. The NATO contract is no longer in effect.

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

         We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in Q2-03 and Y2-03.

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

         We completed step one of the test for each of our reporting units using an outside appraisal firm. For all of our reporting units, no impairment existed as the fair value of those reporting units were determined to be in excess of their carrying values as of January 1, 2002. We performed an additional impairment test on Hollywood.com as of October 1, 2002 using an outside appraisal firm, in which we found no impairment to exist. Effective January 1, 2002, we ceased to amortize approximately $40.7 million of goodwill. We believe the provisions of SFAS 142 did not materially impact the results of operations.

INFLATION AND SEASONALITY

         Although Hollywood Media cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on sales or results of operations. Hollywood Media considers its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book licensing business as a result of the general publishing industry practice of paying royalties semi-annually. The ticketing business is also affected by seasonal variations with net revenues generally higher in the second quarter as a result of increased sales volumes due to the Tony Awards(C) and in the fourth quarter due to increased levels during the holiday period. In addition, although not seasonal, Hollywood Media's intellectual properties division and NetCo Partners both experience fluctuations in their respective revenue streams, earnings and cash flow as a result of the amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. The recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

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

ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of Hollywood Media's management, including the Chief Executive Officer and the Vice President of Finance and Accounting (principal financial and accounting officer), of the effectiveness of Hollywood Media's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Hollywood Media's management, including the Chief Executive Officer and the Vice President of Finance and Accounting, concluded that Hollywood Media's disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q. There have been no changes in Hollywood Media's internal controls over financial reporting that occurred during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, Hollywood Media's internal control over financial reporting.

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

         Hollywood Media believes that hollywood.com, Inc. has valid grounds for appeal and defenses to the plaintiff's claims. Recognizing that the ultimate outcome of this case is uncertain, Hollywood Media has accrued on its books, as of June 30, 2003, an amount which it believes is adequate to account for potential liability for this matter, and we will continue to evaluate the matter as the litigation process proceeds.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following securities were issued by Hollywood Media during the quarter ended June 30, 2003, in transactions that were not registered under the Securities Act of 1933.

         On April 2, 2003, Hollywood Media issued an aggregate of 91,836 shares of common stock valued at $76,078 to holders of its Convertible Debentures pursuant to the terms thereof, in payment for interest due for the quarterly period ended March 31, 2003.

         On May 16, 2003, Hollywood Media issued 28,571 shares of common stock valued at $39,714 to the previous owner of BroadwayTheater.com under the terms of an earn-out provision in the Asset Purchase Agreement.

         The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof and/or Regulation D thereunder, each recipient of securities having delivered appropriate investment representations to Hollywood Media with respect thereto.

ITEM 5.  OTHER INFORMATION

HOLLYWOOD MEDIA RECEIVES NOTICE OF REGAINED COMPLIANCE FROM NASDAQ

On May 30, 2003, Hollywood Media received a letter from The Nasdaq Stock Market, Inc., notifying Hollywood Media that it had regained compliance with the $1.00 minimum bid price requirement under Nasdaq Marketplace Rule 4450(a)(5).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS:

                                                                                                       INCORPORATED BY
      EXHIBIT                            DESCRIPTION                                                   REFERENCE FROM
      -------                            -----------                                                   --------------
       31.1            Certification of Chief Executive Officer. (Section 302)                                 (*)
       31.2            Certification  of Vice  President  of Finance  and  Accounting  (Principal              (*)
                       financial and accounting officer). (Section 302)
       32.1            Certification of Chief Executive Officer (Section 906).                                 (*)
       32.2            Certification  of Vice  President  of Finance  and  Accounting  (Principal              (*)
                       financial and accounting officer) (Section 906).

__________________

*   Filed as an exhibit to this Form 10-Q

         (b)  REPORTS ON FORM 8-K:

Hollywood Media filed one report on Form 8-K during the quarter ended June 30, 2003, on May 16, 2003. Item 12 of the Form 8-K reported that on May 14, 2003 we issued a press release announcing Hollywood Media's first quarter 2003 financial results, and a copy of the press release was included in the filing.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HOLLYWOOD MEDIA CORP.

Date:   August 14, 2003            By:   /s/ Mitchell Rubenstein
                                         -------------------------------------------------------------------
                                         Mitchell Rubenstein, Chief Executive Officer (Principal executive officer)


Date:   August 14, 2003            By:   /s/ Scott Gomez
                                         -------------------------------------------------------------------
                                         Scott Gomez, Vice President of Finance and Accounting
                                         (Principal accounting officer)