Form 10-Q
period 2003-09-30
HOLLYWOOD MEDIA CORP
filed 2003-11-14
CIK 912544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         As of November 11, 2003, the number of shares outstanding of the issuer's common stock, $.01 par value, was 21,911,267.

                              HOLLYWOOD MEDIA CORP.

                                TABLE OF CONTENTS


                                                                                     PAGE(S)
PART I  FINANCIAL INFORMATION
------  ---------------------

ITEM 1. FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of September 30, 2003
          (unaudited) and December 31, 2002........................................     2

          Condensed Consolidated Statements of Operations (unaudited) for the
          Three and Nine Months ended September 30, 2003 and 2002..................     3

          Condensed Consolidated Statements of Cash Flows (unaudited) for the
          Nine Months ended September 30, 2003 and 2002............................     4

          Condensed Consolidated Statement of Shareholders' Equity (unaudited)
          for the Nine Months ended September 30, 2003.............................     5

          Notes to Condensed Consolidated Financial Statements (unaudited).........  6-22

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .......................... 23-40

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK........................................................    40

ITEM 4.   CONTROLS AND PROCEDURES  ................................................    41

PART II   OTHER INFORMATION
-------   -----------------

ITEM 1.   LEGAL PROCEEDINGS  ...................................................... 42-43

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS  .............................. 43-44

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  .......................................    45

Signatures    .....................................................................    46

PART I  FINANCIAL INFORMATION
------  ---------------------

ITEM 1. FINANCIAL STATEMENTS

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (unaudited)
                                                          September 30,     December 31,
                                                               2003             2002
                                                          -------------    -------------
                                ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                            $     434,130    $   2,342,238
     Receivables, net                                         1,319,747        1,845,063
     Inventories, net                                         6,870,553        7,144,311
     Prepaid expenses                                         1,435,817        1,026,454
     Other receivables                                          930,934          510,532
     Other current assets                                        50,148          247,532
     Deferred advertising - CBS                                 315,587          924,780
                                                          -------------    -------------
     Total current assets                                    11,356,916       14,040,910

RESTRICTED CASH                                                 550,000               --
PROPERTY AND EQUIPMENT, net                                   2,591,876        3,563,569
INVESTMENTS IN AND ADVANCES TO EQUITY
   METHOD INVESTEES                                             772,234          610,172
IDENTIFIABLE INTANGIBLE ASSETS, net                           1,811,940        2,342,807
GOODWILL, net                                                40,813,683       40,773,968
OTHER ASSETS                                                    465,641          737,231
                                                          -------------    -------------
TOTAL ASSETS                                              $  58,362,290    $  62,068,657
                                                          =============    =============

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                     $   2,101,478    $   1,354,663
     Accrued expenses and other                               4,393,049        3,854,881
     Notes payable                                                   --          250,000
     Loan from shareholder/officer                              700,000               --
     Accrued exit and retail closure costs                           --           27,500
     Deferred revenue                                         8,979,603        8,890,002
     Current portion of capital lease obligations               189,421          340,083
                                                          -------------    -------------
     Total current liabilities                               16,363,551       14,717,129

CAPITAL LEASE OBLIGATIONS, less current portion                 113,085          238,546
DEFERRED REVENUE                                                290,813          214,626
MINORITY INTEREST                                                29,046               --
OTHER DEFERRED LIABILITY                                      2,292,022        2,381,863
CONVERTIBLE DEBENTURES, NET                                   3,803,278        3,223,988

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock, $.01 par value,
        539,127 shares authorized; none
        outstanding                                                  --               --
     Common stock, $.01 par value,
        100,000,000 shares authorized;
        21,383,004 and 20,253,863 shares
        issued and outstanding at
        September 30, 2003 and December
        31, 2002, respectively                                  213,830          202,539
     Deferred compensation                                     (243,750)              --
     Additional paid-in capital                             278,734,767      277,261,293
     Accumulated deficit                                   (243,234,352)    (236,171,327)
                                                          -------------    -------------
     Total shareholders' equity                              35,470,495       41,292,505
                                                          -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  58,362,290    $  62,068,657
                                                          =============    =============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                                      Nine Months Ended September 30,            Three Months Ended September 30,
                                                    ----------------------------------          ----------------------------------
                                                        2003                  2002                   2003                 2002
                                                    ------------          ------------          ------------          ------------
NET REVENUES                                        $ 45,515,343          $ 41,450,495          $ 13,975,413          $ 12,629,337

COST OF REVENUES                                      32,984,812            28,504,839             9,388,669             9,207,606
                                                    ------------          ------------          ------------          ------------

    Gross margin                                      12,530,531            12,945,656             4,586,744             3,421,731
                                                    ------------          ------------          ------------          ------------

OPERATING EXPENSES:
    General and administrative                         5,487,291             4,582,735             1,928,481             1,746,473
    Selling and marketing                                729,814             1,686,298               261,582              (101,413)
    Salaries and benefits                             10,130,330            11,145,505             3,480,454             4,092,418
    Amortization of CBS advertising                      609,193            10,936,495               102,464             1,333,752
    Impairment loss- CBS advertising                          --            57,274,680                    --            57,274,680
    Write-off of prepaid trade credits                        --               655,500                    --               655,500
    Exit and other retail closure costs                       --               411,399                    --               150,000
    Depreciation and amortization                      1,839,801             2,425,496               585,408               577,760
                                                    ------------          ------------          ------------          ------------
         Total operating expenses                     18,796,429            89,118,108             6,358,389            65,729,170
                                                    ------------          ------------          ------------          ------------
         Operating loss                               (6,265,898)          (76,172,452)           (1,771,645)          (62,307,439)

EQUITY IN EARNINGS - INVESTMENTS                         797,730               367,597                (8,396)              136,639

OTHER INCOME (EXPENSE):
    Interest expense                                  (1,049,561)             (869,113)             (373,874)             (413,785)
    Interest income                                       12,558                16,756                   911                 6,525
    Other, net                                          (108,165)                7,034              (117,059)                4,634
                                                    ------------          ------------          ------------          ------------
         Loss before minority interest                (6,613,336)          (76,650,178)           (2,270,063)          (62,573,426)

MINORITY INTEREST                                       (449,689)             (595,668)              (50,101)             (202,257)
                                                    ------------          ------------          ------------          ------------
NET LOSS                                            $ (7,063,025)         $(77,245,846)         $ (2,320,164)         $(62,775,683)
                                                    ============          ============          ============          ============
Basic and diluted net loss per common share         $      (0.34)         $      (2.81)         $      (0.11)         $      (2.40)
                                                    ============          ============          ============          ============
Weighted average shares outstanding                   20,689,747            27,521,885            21,045,043            26,193,222
                                                    ============          ============          ============          ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                   ----------------------------------
                                                                        2003                 2002
                                                                   -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $ (7,063,025)         $(77,245,846)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                     1,839,801             2,425,496
    Amortization of discount on convertible debentures                  579,290               346,516
    Interest paid in stock                                              233,360                37,479
    Interest non-cash                                                        --               229,812
    Equity in earnings of investments, net of return of
      invested capital                                                 (162,062)              715,863
    Issuance of compensatory stock, stock options and
      warrants for services rendered                                    304,649               673,595
    Amortization of deferred compensation costs                         121,429             1,710,441
    Amortization of deferred financing costs                             97,272                30,220
    Provision for bad debts                                             178,950               164,905
    Exit costs                                                               --               411,399
    Write-off of prepaid trade credits                                       --               655,500
    Impairment loss -  CBS advertising                                       --            57,274,680
    Amortization of CBS advertising                                     609,193            10,936,495
    Minority interest in loss of subsidiaries                           449,689               595,668
    Amortization of put/call option                                    (137,000)                   --
    Changes in assets and liabilities:
      Receivables                                                       346,366              (157,043)
      Prepaid expenses                                                 (409,365)             (444,349)
      Other receivables                                                (420,402)              (61,994)
      Inventories                                                       273,758              (715,256)
      Other current assets                                              197,384               (89,818)
      Other assets                                                      174,318               (40,926)
      Accounts payable                                                  746,815               223,654
      Accrued liabilities                                               783,029              (740,440)
      Deferred revenue                                                  165,788              (487,548)
      Other deferred liability                                           47,159                    --
                                                                   ------------          ------------
      Net cash used in operating activities                          (1,043,604)           (3,551,497)
                                                                   ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments pursuant to bond agreement                                  (550,000)                   --
  Cash paid for acquisition                                                  --               (10,000)
  Capital expenditures                                                 (337,241)           (1,244,567)
                                                                   ------------          ------------
      Net cash used in investing activities                            (887,241)           (1,254,567)
                                                                   ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder/officer loan                                700,000             1,651,000
  Payments of shareholder/officer loan                                       --            (2,101,000)
  Payments under note payable                                            60,041              (100,000)
  Net advances from factor                                             (119,248)             (191,885)
  Payments to repurchase common stock                                        --              (340,053)
  Proceeds from issuance of convertible debentures and
    warrants, less issuance costs                                            --             5,407,861
  Proceeds received from exchange of advertising for
    common stock and warrants                                                --             2,000,000
  Return of capital from Tekno Books to minority partner               (341,933)             (509,017)
  Payments under capital lease obligations                             (276,123)             (548,040)
                                                                   ------------          ------------
      Net cash provided by financing activities                          22,737             5,268,866
                                                                   ------------          ------------
      Net (decrease) increase in cash and cash equivalents           (1,908,108)              462,802

CASH AND CASH EQUIVALENTS, beginning of period                        2,342,238             1,980,966
                                                                   ------------          ------------
CASH AND CASH EQUIVALENTS, end of period                           $    434,130          $  2,443,768
                                                                   ============          ============
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
  Interest paid                                                    $     93,912          $     92,353
                                                                   ============          ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  (Unaudited)


                                                                    Common Stock
                                                            ----------------------------         Deferred
                                                              Shares           Amount          Compensation
                                                            ----------     -------------       ------------
Balance - December 31, 2002                                 20,253,863     $     202,539        $       --

Isssuance of stock options and warrants for services                --                --                --

Other equity transaction                                         3,000                30                --

Issuance of stock - 401 (k) employer match                     155,783             1,558                --

Interest payment on convertible debentures                     257,675             2,577                --

Purchase price adjustment                                       28,571               286                --

Issuance of restricted stock and amortization of
  deferred compensation                                        279,762             2,798          (243,750)

Settlement of guarantee with common stock                       84,515               845                --

Settlement of debt with common stock                           319,835             3,197                --

Net loss                                                            --                --                --
                                                            ----------     -------------        ----------
Balance -  September 30, 2003                               21,383,004     $     213,830        $ (243,750)
                                                            ==========     =============        ==========

[restubbed]

                                                              Additional
                                                               Paid-in         Accumulated
                                                               Capital            Deficit            Total
                                                            -------------     -------------      -------------
Balance - December 31, 2002                                 $ 277,261,293     $(236,171,327)     $  41,292,505

Isssuance of stock options and warrants for services              145,866                --            145,866

Other equity transaction                                            2,970                --              3,000

Issuance of stock - 401 (k) employer match                        154,225                --            155,783

Interest payment on convertible debentures                        230,783                --            233,360

Purchase price adjustment                                          39,428                --             39,714

Issuance of restricted stock and amortization of
  deferred compensation                                           362,381                --            121,429

Settlement of guarantee with common stock                         110,977                --            111,822

Settlement of debt with common stock                              426,844                --            430,041

Net loss                                                               --        (7,063,025)        (7,063,025)
                                                            -------------     -------------      -------------
Balance -  September 30, 2003                               $ 278,734,767     $(243,234,352)     $  35,470,495
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

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. ("Hollywood Media") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2003 and cash flows for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2003. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)      STOCK-BASED COMPENSATION:

         As permitted under Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" ("SFAS No. 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), Hollywood Media has chosen to account for its Stock Plan under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, because the exercise price of Hollywood Media's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recorded. SFAS No. 148 requires disclosure of the estimated fair value of employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values.

                                                  Nine months ended September 30,    Three months ended September 30,
                                                  ------------------------------      ------------------------------
                                                      2003              2002              2003              2002
                                                  ------------      ------------      ------------      ------------

Reported net loss                                 $ (7,063,025)     $(77,245,846)     $ (2,320,164)     $(62,775,683)
Stock-based employee compensation expense
 under the fair value method                        (1,845,609)       (3,034,443)         (700,431)       (1,011,481)
                                                  ------------      ------------      ------------      ------------

Adjusted net loss                                 $ (8,908,634)     $(80,280,289)     $ (3,020,595)     $(63,787,164)
                                                  ============      ============      ============      ============

Reported net loss basic and diluted per share     $      (0.34)     $      (2.81)     $      (0.11)     $      (2.40)
                                                  ============      ============      ============      ============

Adjusted net loss basic and diluted per share     $      (0.43)     $      (2.92)     $      (0.14)     $      (2.44)
                                                  ============      ============      ============      ============

Number of ordinary shares used in computation
  basic and diluted                                 20,689,747        27,521,885        21,045,043        26,193,222
                                                  ============      ============      ============      ============

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Per Share Amounts

         Basic loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. There were 5,200,133 and 4,980,743 options and warrants to purchase common shares outstanding at September 30, 2003 and 2002, respectively, that could potentially dilute earnings per share in the future. In addition, the convertible debentures (Note 5) are convertible into 1,647,399 shares of common stock at a conversion price of $3.46 per share. The potential common shares underlying the options, warrants and convertible debentures have been excluded from the weighted average number of common shares outstanding for the three and nine months ended September 30, 2003 and 2002 because they are antidilutive for all periods presented.

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

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Significant estimates and assumptions embodied in the accompanying unaudited financial statements include the adequacy of allowances relating to accounts receivables and litigation matters and Hollywood Media's ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets.

         Receivables

         Receivables consist of amounts due from customers who (i) have advertised on Hollywood Media's web sites, (ii) have licensed data from Hollywood Media's syndication businesses, and (iii) have purchased live theater tickets, and publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $240,808 and $307,398 at September 30, 2003 and December 31, 2002, respectively.

         During 2001, Hollywood Media entered into an agreement with a third party whereby a certain portion of its accounts receivable was monetized. Hollywood Media receives an initial advance of 85% of the invoice amount, with the remaining 15%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At September 30, 2003 and December 31, 2002, included in "accrued expenses and other" in the accompanying balance sheets is a liability of $218,230 and $337,478, respectively, which was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party.

         Recent Accounting Pronouncements

         In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes are designed to result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions for hedging relationships designated after June 30, 2003. This statement did not have a material impact on the Company's financial position or results of operations for the periods presented.

         In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the Hollywood Media's consolidated financial statements upon the adoption of the provisions of SFAS No. 150.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest entities, an interpretation of ARB No. 51 (FIN No. 46). FIN No. 46 requires companies to make certain disclosures about variable interest entities (VIEs) with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about the variable interest entity when FIN No. 46 becomes effective in July 2003 or December 2003 if certain criteria are met. The disclosure requirements are effective to all financial statements issued after January 31, 2003. Hollywood Media is in the process of evaluating the impact of the adoption of FIN No. 46 will have on its financial position, result, and operations or cash flows.

(4)      ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:

         On January 14, 2002, Fountainhead Media Services ("FMS"), FilmTracker's parent company, acquired a 20% equity interest in our subsidiary that owns Baseline, Inc. ("Baseline"), a wholly owned subsidiary of Hollywood Media, for $4 million. Consideration consisted of a $2 million promissory note payable to Hollywood Media in installments over a five-year period with a final payment of approximately $1.2 million, and the contribution of the FilmTracker database, intellectual property rights, and all existing contracts with a stated value of $2 million. As of September 30, 2003, the amount of principal and interest past due to Hollywood Media is $214,656. The promissory note is secured by the 20% equity interest in Baseline held by FMS. FMS will have the right to convert its 20% equity interest in Baseline into common stock of Hollywood Media at any time during the two-year period following the payment in full of the promissory note based upon a multiple of Baseline's EBITDA (earnings before interest, taxes, depreciation and amortization) for the year preceding the conversion. For purposes of any such conversion, Hollywood Media's stock will be valued at the greater of (i) $7.50 per share, and (ii) the average closing price of the stock on the Nasdaq Stock Market for the 15 trading days preceding the notice of conversion. Hollywood Media will also have the right to cause the conversion of the equity interest in Baseline to Hollywood Media common stock at any time after the earlier of the payment in full of the promissory note and January 14, 2006. For accounting purposes this transaction is treated as an acquisition of the FilmTracker assets in exchange for:

         o an issuance of a five year option on Baseline stock with a $2 million exercise price and
         o the issuance of a put and call option on Hollywood Media common stock.

Pursuant to an appraisal by a third party completed in the third quarter of 2002, the value of the option in Baseline stock and the put and call options in Hollywood Media was determined to be $2,254,070 and was assigned to the FilmTracker assets. The purchase price of $2,254,070 was allocated as follows:
1) $1,072,000 to fixed assets (equipment, software, etc.) and 2) $1,182,070 to intangible assets (amortization period 5 years). During the nine months and three months ended September 30 2003, the value of the option was reduced by $137,000 and $30,000, respectively, and marked to market through earnings.

(5)      DEBT:

         In connection with the Theatre Direct NY, Inc. ("TDI") acquisition on September 15, 2000, Hollywood Media signed two promissory notes payable to the former owner. The first is an interest bearing note payable with a face value of $500,000, principal payable monthly. The note bears interest at Citibank, N.A. prime plus 1% per annum (5% at September 30, 2003). The second promissory note is a one-year non-interest bearing note with a face value of $250,000. An agreement was reached effective March 31, 2002 between Hollywood Media and the former owner of TDI that the remaining notes payable balance, plus interest, would be paid either in cash or in restricted common stock of Hollywood Media. Total balance as of December 31, 2002 was $320,000 for principal and interest. A guaranty was granted to the former owner in connection with the sale of the

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

former owner's shares obtained at acquisition. As a result of the guaranty, the Company recorded a liability of $50,000 which was included in "Accrued expenses and other" on the condensed consolidated balance sheet as of June 30, 2003. During the three months ended September 30, 2003, the Company issued 262,000 shares valued at $353,700 to the former owner as payment for the outstanding principal and interest balance of $320,000. In addition, 57,835 shares valued at $76,341 were issued to a third party as payment under the guaranty granted to the former owner. As a result, the additional consideration of $60,041 was recorded as additional other expense.

         In the event that Hollywood Media requires additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have committed to provide Hollywood Media, if required, with an amount not to exceed $3.5 million through January 1, 2004, if needed to enable Hollywood Media to meet its working capital requirements; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media generates cash from financings, operational cash flow or proceeds from a sale of a division or subsidiary of Hollywood Media Corp. Advances bear interest at the prime rate plus one percent. There was $700,000 principal amount outstanding under this commitment at September 30, 2003, of which $500,000 is collateralized by Broadway Ticketing inventory and $200,000 is unsecured. No amounts were outstanding as of December 31, 2002 under this commitment.

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price of $3.46 per share. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible debentures if the debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at exercise prices ranging from $3.78 to $3.91 per share. If on May 22, 2003, an investor held at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, then the exercise price of the warrants held by such investor would decrease to $3.46 per share which equals the conversion price of the debenture. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. In addition, the investors had the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. The investors did not exercise the right and the option has expired. A total of $389,095 in debt issuance costs were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the warrants issued to the debenture holders.) During the three and nine months ended September 30, 2003, $32,424 and $97,272, respectively, were recognized as interest expense from the amortization of the debt issuance costs.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The warrants granted to these investors were recorded at their relative fair value of $1,608,422 using a Black Scholes option valuation model. The assumptions used to calculate the value of the warrants using Black Scholes are as follows: a volatility of 83.7%, a 5 year expected life, exercise prices of $3.91 and $3.78 per share, a stock price of $3.27 per share and a risk free interest rate of 4%. The value of the beneficial conversion feature of the Debenture was $1,295,416. The value of the warrants and the beneficial conversion feature of the Debenture were recorded as a discount to the convertible debenture and included in additional paid-in capital. The value of the warrants and the beneficial conversion feature will be amortized to interest expense over 3 years, using the effective interest method. During the three and nine months ended September 30, 2003, Hollywood Media recorded $207,270 and $579,290, respectively, as interest expense for the accretion of the discount on the convertible debentures.

         In 1999, Hollywood Media loaned approximately $1.7 million to the former owner ("borrower") of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000 and guaranteed payment of the note. In April 2003, Hollywood Media entered into an agreement with the holder of the note to satisfy Hollywood Media's obligations under its guaranty of the note. Pursuant to such agreement, Hollywood Media agreed to pay the holder an aggregate of $462,269 in nine monthly installments commencing April 2003. During the three months ended September 30, 2003, the Company agreed to pay the holder half of any monthly payment, at the Company's election, in restricted stock. As a result, the Company recorded an additional liability of $89,215, which was included in "Accrued expenses and other" on the condensed consolidated balance sheet as of September 30, 2003 for the market premium of the common stock payments. During the third quarter, the Company issued 84,515 shares valued at $111,822. The outstanding balance of such loan at September 30, 2003 was $264,662.

(6)      GOODWILL AND OTHER INTANGIBLE ASSETS:

         Effective January 1, 2002, Hollywood Media adopted SFAS No. 142, "Goodwill and other Intangible Assets." As prescribed by SFAS No. 142, the Company completed the transitional goodwill impairment test by the second quarter of 2002. As result of this test, no impairment charge was taken as the fair value of the reporting units exceeded the carrying amount. As of September 30, 2003, management believes there are no indicators that an impairment has occurred. The next impairment evaluation will occur as of October 1, 2003.

 (7)     COMMON STOCK:

         On January 3, 2003, Hollywood Media issued 101,062 shares of common stock valued at $79,495 to the holders of the convertible debentures for interest due for the period October 1, 2002 to January 1, 2003.

         On March 4, 2003, Hollywood Media issued 155,783 shares of common stock valued at $155,783 for payment of Hollywood Media's 401(k) employer match for calendar year 2002.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         On July 1, 2003, pursuant to the employment agreements for both Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, Hollywood Media issued 250,000 shares of restricted common stock valued at $325,000. During the three and nine months ended September 30, 2003, $81,250 was recorded as compensation expense and $243,750 was included in "Deferred compensation" on the condensed consolidated balance sheet as of September 30, 2003.

         On July 2, 2003, Hollywood Media issued 64,777 shares of common stock valued at $77,787 to the holders of the convertible debentures for interest due for the period April 1, 2003 to June 30, 2003.

         On July 17, 2003 Hollywood Media issued 57,835 shares of common stock valued at $76,341 to a third party as payment under the guaranty (Note 5) granted to the former owner of TDI.

         On July 25, 2003 Hollywood Media issued 29,151 shares of common stock valued at $37,313 as payment for a guaranty (Note 5) on a CinemaSource note sold to an independent third party in 2000.

         On September 2, 2003 Hollywood Media issued 30,488 shares of common stock valued at $37,195 as payment on account of a guaranty (Note 5) on a CinemaSource note sold to an independent third party in 2000.

         On September 24, 2003 Hollywood Media issued 24,876 shares of common stock valued at $37,314 as payment for a guaranty (Note 5) on a CinemaSource note sold to an independent third party in 2000.

         On September 25, 2003 Hollywood Media issued 262,000 shares of restricted common stock valued at $353,700 to the former owner of TDI as payment for the outstanding principal and interest balance on a promissory note (Note 5) in connection with the TDI acquisition.

         On September 25, 2003 Hollywood Media issued 29,762 shares of common stock valued at $40,179 as payment for a bonus pursuant to an employment agreement to a non-executive officer of Hollywood Media.

         During the nine months ended September 30, 2003, Hollywood Media issued 97,500 warrants to independent third parties for services to be rendered. These warrants were issued with a performance based vesting requirement. No compensation expense has been recorded as of September 30, 2003 due to the low probability of the vesting event occurring.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



 (8)     INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES:

         Investments in and advances to equity method investees consist of the following:
                                           (unaudited)
                                           SEPTEMBER 30,            DECEMBER 31,
                                              2003                     2002
                                            ---------                ---------

         NetCo Partners (a)                 $ 777,209                $ 615,147
         MovieTickets.com (b)                  (4,975)                  (4,975)
                                            ---------                ---------
                                            $ 772,234                $ 610,172
                                            =========                =========

         (a) NETCO PARTNERS

         Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy's Net Force. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings - Investments. The revenues, gross profit and net income of NetCo Partners for the nine and three months ended September 30, 2003 and 2002 are presented below:

                     NINE MONTHS ENDED SEPTEMBER 30, THREE MONTHS ENDED SEPTEMBER 30,
                     ------------------------------- --------------------------------
                           2003           2002           2003            2002
                        ----------     ----------     ----------      ----------

Revenues                $2,069,191     $  970,263     $   38,266      $   33,557
Gross Profit             1,721,518        742,477        (16,439)         27,315
Net Income               1,595,460        735,194        (16,792)         25,206

Hollywood Media's
share of net income        797,730        367,597         (8,396)         12,603

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

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         As of September 30, 2003, NetCo Partners had $1,421,375 of accounts receivable in comparison to $2,450,397 at December 31, 2002, and deferred revenues, consisting of cash advances received but not yet recognized as revenue, amounting to $145,168 as of September 30, 2003, compared to $1,510,936 at December 31, 2002. These accounts receivable and deferred revenue balances are not included in Hollywood Media's consolidated balance sheets.

         As of September 30, 2003, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $9,088,026, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

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

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. at September 30, 2003. Excluding AOL's convertible preferred equity interest, Hollywood Media shares in 27.1% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 27.1% of MovieTickets.com income or loss as Equity in Earnings - Investments. Since the investment has been reduced to zero, Hollywood Media is currently not providing for additional losses generated by MovieTickets.com as Hollywood Media has not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded income (losses) of $0 for the nine months ended September 30, 2003 and 2002 and $0 and $124,036 for the three months ended September 30, 2003 and 2002, respectively, in its investment in MovieTickets.com.

 (9)     BARTER TRANSACTION:

         Hollywood Media recorded barter revenue and expense under an agreement with the National Association of Theater Owners ("NATO"), which agreement was acquired through the acquisition of hollywood.com, Inc. in 1999. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collected and compiled movie showtimes data for NATO member theaters and hosted web sites for certain theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provided ongoing web site maintenance services for several of the theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters were obligated to promote the Hollywood.com web site to

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


movie audiences by airing movie trailers about Hollywood.com. Hollywood Media recorded revenue and expense from these activities measured at the fair value of the services exchanged in accordance with Accounting Principles Board Opinion ("APB") No. 29, "Accounting for Nonmonetary Transactions." The NATO contract is no longer in effect. Barter revenue recorded for the nine months ended September 30, 2003 and 2002, was $0 and $993,917 and $0 and $(344,871) for the three months ended September 30, 2003 and 2002, respectively.

(10)     SEGMENT REPORTING:

         Hollywood Media's reportable segments are Broadway Ticketing, Data Business, Internet Ad Sales and Other, and Intellectual Properties. The Broadway Ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and consumers. The Data Business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), AdSource (which creates exhibitor paid directory ads for insertion in newspapers around the country) and Baseline/Filmtracker (a flat fee and pay-per-use subscription web site geared towards professionals in the feature film and television industry). The Internet Ad Sales and Other segment sells advertising on Hollywood.com and Broadway.com and offers independent films to subscribers over the Internet. The Intellectual Properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business.

         Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, interest, and nonrecurring gains and losses to budgeted amounts. There are no material intersegment sales or transfers.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The following table illustrates financial information regarding Hollywood Media's reportable segments.


                                    NINE MONTHS ENDED SEPTEMBER 30,    THREE MONTHS ENDED SEPTEMBER 30,
                                    ------------------------------     -------------------------------
                                         2003             2002              2003               2002
                                    ------------      ------------      ------------      ------------
NET REVENUES:
Broadway Ticketing                  $ 36,431,122      $ 31,626,407      $ 11,051,771      $ 10,035,322
Data Business                          5,227,476         4,495,244         1,731,243         1,554,396
Internet Ad Sales and Other (a)        1,926,737         3,177,962           696,280           331,342
Intellectual Properties                1,930,008         2,150,882           496,119           708,277
                                    ------------      ------------      ------------      ------------
                                    $ 45,515,343      $ 41,450,495      $ 13,975,413      $ 12,629,337
                                    ============      ============      ============      ============

GROSS MARGIN:
Broadway Ticketing                  $  4,718,807      $  4,445,058      $  2,107,608      $  1,297,444
Data Business                          4,972,828         4,295,500         1,646,260         1,470,518
Internet Ad Sales and Other            1,700,740         2,853,425           619,799           216,923
Intellectual Properties                1,138,156         1,351,673           213,077           436,846
                                    ------------      ------------      ------------      ------------
                                    $ 12,530,531      $ 12,945,656      $  4,586,744      $  3,421,731
                                    ============      ============      ============      ============

OPERATING INCOME (LOSS):
Broadway Ticketing                  $    380,651      $  1,030,377      $    724,165      $     50,972
Data Business (b)                        501,512          (389,765)          166,407            (7,787)
Internet Ad Sales (c)                 (2,862,310)      (70,498,565)         (926,201)      (59,572,548)
Intellectual Properties                  895,933         1,074,476           190,678           346,947
Corporate Overhead and Other          (5,181,684)       (7,388,975)       (1,926,694)       (3,125,023)
                                    ------------      ------------      ------------      ------------
                                    $ (6,265,898)     $(76,172,452)     $ (1,771,645)     $(62,307,439)
                                    ============      ============      ============      ============

         SEGMENT ASSETS:                  (unaudited)
                                      SEPTEMBER 30, 2003  DECEMBER 31, 2002
                                      ------------------  -----------------

         Broadway Ticketing               $ 8,655,633       $ 9,499,232
         Data Business                      2,471,148         3,049,655
         Internet Ad Sales                  3,049,039         3,599,136
         Intellectual Properties              780,730           720,819
         Corporate Overhead and Other      43,405,740        45,199,815
                                          -----------       -----------
                                          $58,362,290       $62,068,657
                                          ===========       ===========

         (a) Includes non-cash barter revenue of $1,011,606 for the nine months ended September 30, 2002, and $(344,871) for three months ended September 30, 2002. During the three months ended September 30, 2002, Hollywood Media recorded an adjustment to non-cash barter revenue, which was recognized previously. This adjustment did not impact net loss for the period.


         (b) Includes $261,399 in expenses for the nine months ended September 30, 2002 relating to the closure of the New York Baseline office. The Baseline operations were moved to the new Baseline office in California and consolidated with FilmTracker.

         (c) Includes $609,193 and $10,936,495 in amortization of CBS advertising for the nine months ended September 30, 2003 and 2002, respectively, used to promote certain of the Company's businesses. The three and nine months ended September 30, 2002 includes an impairment loss of $57,274,680 related to CBS advertising pursuant to the termination of various agreements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         As previously reported in Hollywood Media's 2002 Form 10-K, on March 25, 2003, the court in this action (the "Water Garden Lawsuit") issued its Ruling on Motion for Summary Judgment and Summary Adjudication, in which it granted, before trial, the motion of plaintiff for summary judgment against defendants hollywood.com, Inc. and Tribune. This Ruling resulted in the court's entry of a money judgment in the Water Garden Lawsuit on April 29, 2003 against hollywood.com, Inc. and Tribune, jointly and severally, of $988,549, plus reasonable attorneys' fees and costs of suit in an amount to be subsequently determined. Interest would accrue on the judgment at the rate of ten percent per annum until paid. Subsequently, on September 9, 2003, the court granted a motion to add certain litigation costs and attorneys fees to the judgment, such that the current principal amount of the judgment, including costs and attorneys fees, is $1,097,761.

         On May 7, 2003, hollywood.com Inc. and Tribune filed a Notice of Appeal with the court in the Water Garden Lawsuit, and also filed a Notice of Filing Undertaking for Stay of Enforcement of Judgment Pursuant to Appeal in order to stay enforcement of the judgment pending resolution of the appeal (this filing included an appeal bond obtained by Tribune (the "Appeal Bond") issued by a surety company in the amount of $1,482,823, which was the amount of the bond required by law to stay enforcement of the judgment). Upon the adding of certain costs and attorneys fees to the judgment, as described in the preceding paragraph, an application has been made to increase the amount of the Appeal Bond to $1,646,641, and it is expected that the increased undertaking will shortly be filed with the court. Based on the advice of our outside legal counsel, we believe that hollywood.com, Inc. has meritorious grounds for appeal, and a reasonable possibility exists of the appellate court reversing the trial court's summary judgment ruling. However, it is not possible at this time to estimate the probability of a favorable or unfavorable outcome of such an appeal, and accordingly we cannot and do not provide any such evaluation. If the appeal is successful, it is probable that the matter would then be remanded to the trial court for trial.

         In April 2003, Tribune and Hollywood Media agreed that Tribune would obtain the Appeal Bond in exchange for specified advance payments by Hollywood Media to Tribune as collateral to secure Hollywood Media's indemnification obligation to Tribune described above. The advance payments consist of a $100,000 payment made upon commencement of the agreement on April 7, 2003, and monthly payments of $75,000 (or $100,000, for the last six months of 2003). The agreement allows Tribune the right to demand additional collateral, the form of which, cash or shares of Hollywood Media's common stock, to be determined by

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Hollywood Media in its discretion, in the approximate amount of the initial judgment. Hollywood Media's obligation to make payments to Tribune under such agreement is limited to the amount of the initial judgment plus costs and/or attorney's fees that may be awarded and accrued interest. The advance payments and, if applicable, any other security, are to be returned to Hollywood Media if the appeal is successful (which would result in the bond no longer being required) or to the extent the payments ultimately exceed Hollywood Media's indemnification obligation to Tribune. Such payments made to Tribune may be used by Hollywood Media, in its discretion, to pay the judgment or a settlement in the Water Garden Lawsuit.

         The judgment in the Water Garden Lawsuit is for rent accrued under the lease through February 13, 2003, however, the facial termination date of the lease is December 31, 2003. If the appeal of the Water Garden Lawsuit is unsuccessful, then, pursuant to a written stipulation between the parties to the lawsuit, the judgment will be modified to add rent accruing between February 13, 2003 and December 31, 2003, together with attorneys fees and costs. Should the appeal be unsuccessful, we anticipate that the amount of the judgment would increase, pursuant to such stipulation, by approximately $400,000.

         Hollywood Media believes that hollywood.com, Inc. has valid grounds for appeal and defenses to the plaintiff's claims. Recognizing that the ultimate outcome of this case is uncertain, Hollywood Media has accrued on its books, as of September 30, 2003, an amount which it believes is adequate to account for potential liability for this matter, and we will continue to evaluate the matter as the litigation process proceeds.

         In a separate matter, in November 2002 there was an arbitration action commenced by a third party against Hollywood Media regarding a contract dispute involving claims against Tribune Company and the hollywood.com, Inc. subsidiary of Hollywood Media, which dispute was settled in October 2003. Under the settlement, Hollywood Media made a $200,000 payment in October 2003, and agreed to purchase certain advertising to advertise Hollywood Media's exhibition-related businesses in a trade publication at a cost of $14,167 per month, at prevailing rates, over a six-month period commencing in December 2003.

         In a separate matter, a lawsuit pertaining to an insertion order was filed against Hollywood Media in May 2003, seeking damages of $161,000 plus interest and costs. Hollywood Media does not believe any monies are owed and intends to defend this case vigorously. This proceeding is in its early stages and discovery has not yet commenced.

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

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

(13)     RECLASSIFICATION:

         Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

(14)     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
         ACTIVITIES:

         For The Nine Months Ended September 30, 2003:

         o 155,783 shares of Hollywood Media common stock valued at $155,783 were issued as payment of Hollywood Media's 401(k) employer match for calendar year 2002.

         o Hollywood Media issued 257,675 shares of common stock, valued at $233,360 for interest due to the holders of the convertible debentures.

         o Options and warrants valued at $145,866, under Black Scholes, were granted for services rendered.

         o Hollywood Media issued 28,571 shares of common stock valued at $39,714 under terms of an earn-out provision in connection with the acquisition of BroadwayTheater.com.

         o Hollywood Media issued 279,762 shares of common stock valued at $365,179, of which $243,750 is deferred compensation, pursuant to employment agreements with Hollywood Media executives.

         o Hollywood Media issued 84,515 shares of common stock valued at $111,822 pursuant to a guaranty agreement entered into with the purchaser of a CinemaSource note sold by Hollywood Media.

         o Hollywood Media issued 319,835 shares of common stock valued at $430,041 as payment for debt in connection with the acquisition of TDI and a related guaranty granted to the former owner of TDI on Hollywood Media shares held by the former owner.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

OVERVIEW

         Hollywood Media is a leading provider of news, information, data and other content, and ticketing to consumers and businesses covering the entertainment and media industries. Hollywood Media manages a number of business units focused on the entertainment industry. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway ticket sales, data syndication, subscription fees, content licensing fees, advertising, and book development.

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

         EventSource. Hollywood Media launched the EventSource business in 1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and shows, touring companies, community playhouses and dinner theaters throughout North America and in London's West End. The EventSource database contains detailed information for over 12,000 venues, and the EventSource services are monitored by individual city editors specializing in their respective markets. Hollywood Media believes that EventSource is the largest (based on market share), and the only national, compiler and syndicator of detailed information on community and cultural events in North America. EventSource's unique and diversified information is a content source for AOL's Digital City, as to which EventSource entered into an agreement in April 2000 to provide event listings for 200 cities nationwide. In addition to Digital City, other EventSource customers include The New York Times, Vindigo, Earthlink and VoltDelta. Through annual and multi-year contracts, EventSource generates recurring revenues from licensing fees.

          AdSource. Hollywood Media launched AdSource during the first quarter of 2002 as yet another expansion of the CinemaSource operations. AdSource leverages the movie theater showtimes from the CinemaSource data collection systems and our relationship with various movie exhibitors, to provide our movie-exhibitor customers with directory advertising for insertion in newspapers around the country. Our customers include AMC Theatres, a major theater chain that has expanded use of AdSource nationally. The types of ads created by AdSource include the large weekly movie ads typically carried in newspapers, which highlight a particular movie theater where the film is playing and the start times. Through a web-based data system, AdSource is able to create ads using showtimes data from the CinemaSource database, resulting in exhibitor ads that Hollywood Media believes are generally superior in quality and accuracy in comparison to ads developed by its competitors. These advertisements are delivered to the newspapers in one of several formats, ready for publication.

         Baseline/FilmTracker ("Baseline"). Baseline is a comprehensive entertainment database, research service, and application service provider offering information to movie studios, production companies, movie and TV distributors, entertainment agents, managers, producers, screenwriters, news organizations, and financial analysts covering the entertainment industry. Baseline's film and television database contains over 14,000 celebrity biographies, credits for over 125,000 released feature films, television series, miniseries, TV movies and specials dating back nearly 100 years, over 15,000 film and television projects in every stage of development and production, over 1,900 movie reviews, box office grosses dating back nearly 20 years, over 17,000 company rosters and representation/contact information for over 19,000 entertainment professionals. Baseline provides applications that allow entertainment professionals to streamline workflow, increase efficiency, and expand market awareness. Baseline offers its data and application modules on an annual subscription basis, syndicates data to a number of leading information aggregators and publications, and also provides data on a pay per use basis. Baseline's customers include four major movie studios, numerous production companies, law firms, investment banks, news agencies, magazines, advertising agencies, consulting firms and other professionals in the entertainment industry. Baseline's customer base includes Bloomberg, Daily Variety, People Magazine, Lexis-Nexis, NBC, HBO, ABC, Showtime, the Directors Guild of America, DreamWorks SKG, Universal Studios, and other movie studios. The current Baseline/FilmTracker service resulted from our January 2002 acquisition of FilmTracker from Fountainhead Media Services ("Fountainhead"), a provider of information services in the feature film and television industries. Our previously existing Baseline service was integrated with FilmTracker in the first quarter of 2002, resulting in a combined service that incorporates Baseline's data into FilmTracker's content management system, data and interface. Since the integration with FilmTracker in the first quarter of 2002, the combined unit has signed multi-year licensing contracts with four major film studios. Pursuant to such acquisition, Fountainhead acquired 20% of the capital stock of our subsidiary that owns Baseline, in return for combining the FilmTracker assets with Baseline and Fountainhead's $2 million promissory note payable to Hollywood Media. See Note 4 -- Acquisitions and Other Capital Transactions, of the Notes to Hollywood Media's Financial Statements in Item 1 of this Form 10-Q, for additional information about the transaction pursuant to which FilmTracker was acquired.

BROADWAY TICKETING DIVISION

         Broadway Ticketing: Theatre Direct International ("TDI"); Broadway.com and 1-800-BROADWAY (the foregoing Broadway ticketing businesses are collectively called "Broadway Ticketing").

         TDI. We acquired TDI as of September 15, 2000. Founded in 1990, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway, and in London's West End. TDI sells tickets directly to group buyers including travel agents and tour groups. TDI also manages a marketing cooperative that represents participating Broadway shows to the travel industry around the world. Recent Broadway shows marketed by this cooperative include Aida, Beauty and the Beast, Cabaret, Chicago, Fame, 42nd Street, Gypsy, Mamma Mia!, Movin' Out, Nine, Rent, The Boy from Oz, The Lion King, The Phantom of the Opera, Thoroughly Modern Millie, Urinetown and Wicked. In addition, TDI's education division, Broadway Classroom, markets group tickets and educational programs to schools across the country.

         Broadway.com and 1-800-BROADWAY. We launched the Broadway.com website on May 1, 2000. Broadway.com offers the ability to purchase Broadway, off-Broadway and London's West End theater tickets online. In addition, the site provides a wide variety of editorial content about the theater business; feature stories, opening nights, star profiles, photo opportunities and a critical roundup of reviews. Our 1-800-BROADWAY toll-free number, acquired in October 2001, complements the online ticketing and information services available through Broadway.com.

         The combined businesses, Broadway Ticketing, provide theater ticketing and related content for over 100 venues in multiple markets to consumer households and over 20,000 travel agencies, tour operators, corporations, educational institutions and affiliated websites. The consolidation of these businesses makes Broadway Ticketing one of the leading wholesalers of theater tickets worldwide. Broadway Ticketing employs a knowledgeable sales force that offers ticket buyers a concierge-style service that includes show recommendations, hotel packages and dinner choices.

         In August 2003, Hollywood Media promoted Matt Kupchin to be the new President of our Broadway Ticketing division. He was the founder of BroadwayTheater.com, which Hollywood Media acquired in April 2000 and consolidated its operations into Broadway.com; BroadwayTheater.com's business included selling of Broadway tickets over the Internet. Mr. Kupchin has been a senior member of Broadway Ticketing's management since April 2000.

INTERNET DIVISIONS

         Hollywood.com. Hollywood.com is a premier online entertainment destination and movie industry information and services website. Hollywood.com generates revenue by selling advertising on its website. Hollywood.com features in-depth movie information, including movie descriptions and reviews, movie showtimes listings, entertainment news and an extensive multimedia library containing hundreds of hours of celebrity interviews, premier coverage and behind the scenes footage as well as independent films. Hollywood.com provides premier content and online ticketing services for movies creating a "one-stop destination" for movie information. Some of the largest advertisers who have advertised on Hollywood.com include Walt Disney Studios, New Line Cinema, Sony Studios, General Motors, Universal Studios, Visa, Colgate, HBO, A&E, British Airways, MGM, US Army, AT&T, Chase, Ford, Kodak, Fox and Warner Bros.

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

         Cable Network Initiatives. To further leverage our base of proprietary content, Hollywood Media launched two interactive digital cable television channels in 2002: "Totally Hollywood TV" and "Totally Broadway TV." Both cable channels utilize existing Hollywood Media content and are designed for distribution on digital tiers of cable TV systems. The cable TV channels complement Hollywood Media's existing business units. Totally Hollywood TV and Totally Broadway TV offer audiences interactive entertainment and information, with on-demand video content including premiers, movie previews, reviews, behind-the-scenes footage, interviews and more, as well as up-to-date showtimes for the latest movies and current Broadway shows. Both networks use Hollywood Media's content, news and information covering the entertainment industry, and were available initially to Cablevision System Corporation's iO: Interactive Optimumsm subscribers in the Long Island, Warwick Valley, New York, and Morris County, New Jersey, markets. During the fourth quarter of 2002, Hollywood Media Corp. extended its cable television initiative to a second major cable operator, Cox Communications. Cox, which added Totally Hollywood TV to its video-on-demand ("VOD") service in the San Diego, California market. Subscribers to Cox Cable San Diego's digital TV service are now able to view, on Totally Hollywood TV, movie previews and related content for the newest movies in theaters.

INTELLECTUAL PROPERTIES BUSINESS

         Book Development and Book Licensing. Our Intellectual Properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, typically with best-selling authors. Tekno Books has worked with over 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and has also worked with numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 100 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin's Press (Holtzbrink of Germany), Warner Books (AOL Time Warner) and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, New Line Cinema, CBS Television, DC Comics (AOL Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 1,510 books that have been published. Another 3,143 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno's books have been finalists for, or winners of, over 100 awards, including the The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance). Tekno Books' current backlog and anticipated books for future publishing include more than 270 books under contract or in final negotiations, including over 70 books by New York Times best-selling authors. We are expanding into one of the largest areas of publishing, which is romance fiction, and one of the fastest growing areas of publishing, which is the Christian book market. In January 2003, Tekno Books was engaged to create two new spin-off series based on the best-selling Left Behind series. The Chief Executive Officer and founder of Tekno Books, Dr. Martin H. Greenberg, is the owner of the remaining 49% interest in Tekno Books.

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

MOVIETICKETS.COM

         MovieTickets.com is one of the three leading destinations for the purchase of movie tickets through the Internet; our two competitors (other than some theatres that may conduct their own internet ticket sales) are Fandango and AOL Moviefone. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theatre exhibitors. Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Equity in Earnings of Investments, for additional information about our equity interest in MovieTickets.com, Inc. MovieTickets.com, Inc. entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a five percent interest in MovieTickets.com, Inc. for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in most participating exhibitors' movie screens. In March 2001, AOL purchased a non-interest bearing convertible preferred equity interest in MovieTickets.com, Inc. for $8.5 million in cash, which can be converted into approximately 3% of the common stock of MovieTickets.com, Inc. In connection with that transaction, MovieTickets.com's ticket inventory is promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone is available through MovieTickets.com. MovieTickets.com has been selected by Yahoo!, MSN Network, Lycos Entertainment and several other premier online destinations as the exclusive provider for online movie ticketing services. MovieTickets.com continues to experience strong growth in ticket sales, with approximately 1.6 million tickets sold in the third quarter 2003, an increase of 21.2% over its ticket sales in the third quarter 2002. Movietickets.com has sold over $19.0 million tickets to date.

         MovieTickets.com, Inc.'s current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., Hoyts Cinemas, Marcus Theatres, Consolidated Theatres, Crown Theatres, Krikorian Premiere Theatres, Metropolitan Theatres, Rave Motion Pictures, and Spotlight Theatres. Ritz Theatres and Warren Theatres are in the process of being launched on MovieTickets.com. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 50 grossing theaters in North America. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at participating theaters. The web site contains movie content from Hollywood Media's various divisions for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket.

RESULTS OF OPERATIONS

         The following table summarizes Hollywood Media's revenues, cost of revenues and gross margin by reportable segment for the nine months ended September 30, 2003 ("Y3-03") and 2002 ("Y3-02"), and the three months ended September 30, 2003 ("Q3-03") and 2002 ("Q3-02"), respectively:


                        BROADWAY           DATA     INTERNET AD SALES  INTELLECTUAL
                       TICKETING         BUSINESS     AND OTHER (A)    PROPERTIES (B)    TOTAL
                       ---------         --------     -------------    --------------    -----

  Y3-03

  Net Revenues         $36,431,122     $ 5,227,476     $ 1,926,737     $ 1,930,008     $45,515,343
  Cost of Revenues      31,712,315         254,648         225,997         791,852      32,984,812
                       -----------     -----------     -----------     -----------     -----------
  Gross Margin         $ 4,718,807     $ 4,972,828     $ 1,700,740     $ 1,138,156     $12,530,531
                       ===========     ===========     ===========     ===========     ===========

  Y3-02

  Net Revenues         $31,626,407     $ 4,495,244     $ 3,177,962     $ 2,150,882     $41,450,495
  Cost of Revenues      27,181,349         199,744         324,537         799,209      28,504,839
                       -----------     -----------     -----------     -----------     -----------
  Gross Margin         $ 4,445,058     $ 4,295,500     $ 2,853,425     $ 1,351,673     $12,945,656
                       ===========     ===========     ===========     ===========     ===========

  Q3-03

  Net Revenues         $11,051,771     $ 1,731,243     $   696,280     $   496,119     $13,975,413
  Cost of Revenues       8,944,163          84,983          76,481         283,042       9,388,669
                       -----------     -----------     -----------     -----------     -----------
  Gross Margin         $ 2,107,608     $ 1,646,260     $   619,799     $   213,077     $ 4,586,744
                       ===========     ===========     ===========     ===========     ===========

  Q3-02

  Net Revenues         $10,035,322     $ 1,554,396     $   331,342     $   708,277     $12,629,337
  Cost of Revenues       8,737,878          83,878         114,419         271,431       9,207,606
                       -----------     -----------     -----------     -----------     -----------
  Gross Margin         $ 1,297,444     $ 1,470,518     $   216,923     $   436,846     $ 3,421,731
                       ===========     ===========     ===========     ===========     ===========

(a) Net Revenues include barter revenue of $1,011,606 and $(344,871) for Y3-02 and Q3-02, respectively, which, when removed from these amounts, reduces and increases gross margin, respectively.

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

o DATA BUSINESS - Includes our CinemaSource, EventSource, AdSource, and Baseline/FilmTracker operations.

o INTERNET AD SALES AND OTHER - Includes advertising sold on the web sites Hollywood.com and Broadway.com, the AlwaysI subscription service (now discontinued) which offered films to subscribers over the Internet, and barter revenues derived from the collection and compilation of movie showtimes data and the hosting of web sites for movie theaters in exchange for advertising services from the theaters.

o INTELLECTUAL PROPERTIES - Includes our book development and book licensing operation through our 51% owned subsidiary Tekno Books. This segment does not include our 50% interest in NetCo Partners.

NET REVENUES

         Total net revenues were $45,515,343 for Y3-03 as compared to $41,450,495 for Y3-02, an increase of $4,064,848 or 10% and $13,975,413 for
Q3-03 compared to $12,629,337 for Q3-02, an increase of $1,346,076 or 11%. The increase in revenue was primarily due to an increase in Broadway Ticketing and Data Business revenues, which was partially offset by a decrease in Internet Ad Sales and Other revenues which was caused in part by the elimination of non-cash barter revenue in 2003. Non-cash barter revenue was $0 and $1,011,606 for Y3-03 and Y3-02, and $0 and $(344,871) for Q3-03 and Q3-02, respectively. Barter revenue as a percentage of total net revenue was 0% and 2% for Y3-03 and Y3-02, respectively, and 0% for Q3-03 compared to 3% for Q3-02. In Y3-03 net revenues were derived 80% from Broadway Ticketing, 12% from Data Business, 4% from Internet Ad Sales and Other and 4% from Intellectual Properties.

         Broadway Ticketing revenues were $36,431,122 and $31,626,407 for Y3-03 and Y3-02, respectively, an increase of $4,804,715 or 15% and $11,051,771 for Q3-03 compared to $10,035,322 for Q3-02 for an increase of $1,016,449 or 10%.
Broadway Ticketing revenues increased due to increased ticket sales and an increase in the service charge on individual tickets. Broadway Ticketing revenue is generated from the sale of live theater tickets for Broadway, off-Broadway and London through Broadway.com and the 1-800-BROADWAY telephone number, and to domestic and international travel professionals, traveling consumers, business organizations, schools and New York area theater patrons. Broadway Ticketing revenue is recognized on the date of performance of the show.

         Data Business revenues (which includes our Source businesses, CinemaSource, EventSource, AdSource and Baseline/FilmTracker) were $5,227,476 for Y3-03 as compared to $4,495,244 for Y2-02, an increase of $732,232 or 16% and $1,731,243 for Q3-03 compared to $1,554,396 for an increase of $176,847 or 11%. Our Source business revenues increased approximately $312,237 in Y3-03 as compared to Y3-02 and our Baseline business revenues increased approximately $419,995 in Y3-03 as compared to Y3-02. The Source business revenues increased $64,172 for Q3-03 compared to Q3-02 and the Baseline business increased $112,675 for Q3-03 over Q3-02. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to other media outlets and Internet companies including newspapers such as The New York Times and The Washington Post, Internet companies including AOL's Digital City, Lycos, and Yahoo! and wireless providers such as AT&T Wireless, Sprint PCS and Verizon. Revenue for AdSource is generated by creating exhibitor paid directory ads for insertion in newspapers around the country. Baseline is a film and television database, licensing its data to businesses and professionals in the entertainment industry and generates revenues from the syndication of its data as well as subscription revenue.

The composition of Internet Ad Sales and Other revenues was as follows:

                             Nine Months Ended          Three Months Ended
                         ------------------------    ------------------------
                            2003          2002          2003          2002
                         ----------    ----------    ----------    ----------

Revenue - Non-barter     $1,926,737    $2,166,356    $  696,280    $  676,213
Revenue - NATO barter          --         993,917          --        (344,871)
Revenue - Barter               --          17,689          --            --
                         ----------    ----------    ----------    ----------
                         $1,926,737    $3,177,962    $  696,280    $  331,342
                         ==========    ==========    ==========    ==========

         Internet Ad Sales and Other revenue was $1,926,737 for Y3-03 as compared to $3,177,962 for Y3-02, a decrease of $1,251,225 or 39% and Q3-03 was $696,280 compared to $331,342 for Q3-02, an increase of $364,938 or 110%. The decrease in Y3-03 revenues was in part attributable to no barter revenue being recognized during Y3-03 and CBS advertising which was eliminated after the Viacom Exchange Agreement in 2002. Internet Ad Sales revenue is generated from the sale of sponsorships and banner advertisements on Hollywood.com and Broadway.com. Included in Internet Ad Sales and Other revenue were non-cash barter revenues of $0 and $1,011,606 for Y3-03 and Y3-02, respectively and $0 and $(344,871) for Q3-03 and Q3-02, respectively. As a percentage of Internet Ad Sales and Other revenue, barter revenues comprised 0% and 32% for Y3-03 and Y3-02, respectively and 0% and 104% for Q3-03 and Q3-02, respectively.
Hollywood Media records two types of barter revenue related to Internet advertising as more fully described below.

         Hollywood Media recorded barter revenue and an equal amount of expense earned under an agreement with NATO, which agreement Hollywood Media acquired through its acquisition of hollywood.com, Inc. on May 20, 1999. This income is included in Internet Ad Sales revenue. This contract is no longer in effect and thus Hollywood Media recorded $0 in promotional non-cash revenue and non-cash expense for Y3-03 in comparison to $993,917 in Y3-02. Hollywood Media recorded $0 and $(344,871) in barter revenue under the NATO contract for Q3-03 and Q3-02 respectively.

         Revenues from our Intellectual Properties division were $1,930,008 for Y3-03 as compared to $2,150,882 for Y3-02, a decrease of $220,874 or 10% and $496,119 and $708,277 for Q3-03 and Q3-02, a decrease of $212,158 or 30%. The
Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter to quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies which makes comparison between quarters an inaccurate indicator of future cash flows. The Intellectual Properties division just experienced its 36th consecutive profitable quarter. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which, Hollywood Media's share of the income (loss) is reported as equity in earnings of investments.

COST OF REVENUES

         Cost of revenues was $32,984,812 for Y3-03 as compared to $28,504,839 for Y3-02, an increase of $4,479,973 or 16%, and $9,388,669 for Q3-03 compared to $9,207,606 for Q3-02, an increase of $181,063 or 2%. As a percentage of net revenues, cost of revenues was 72% and 69% for Y3-03 and Y3-02, respectively and 67% and 73% for Q3-03 and Q3-02, respectively. The increase in the cost of revenues is primarily the result of an increase in Broadway ticketing revenues. The Broadway Ticketing segment accounted for 96% of the cost of revenues for Y3-03 and 95% for Y3-02, and 95% for both Q3-03 and Q3-02, reflecting the greater proportion of revenue attributable to Broadway Ticketing. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway ticketing segment; commissions due to advertising agencies, advertising rep firms and other third parties for revenue generated from the Data business and Internet ad sales and other segments; and fees and royalties paid to authors and co-editors for the Intellectual Properties segment.

GROSS MARGIN

         Gross margin was $12,530,531 for Y3-03 as compared to $12,945,656 for Y3-02, a decrease of $415,125 or 3%, and $4,586,744 for Q3-03 as compared to $3,421,731 for Q3-02, an increase of $1,165,013 or 34%. As a percentage of net revenue, gross margin in Y3-03 was 28% compared to 31% in Y3-02, and Q3-03 was 33% compared to 27% in Q3-02. The percentage decrease for Y3-03 was due in part to an increased percentage of revenues from our Broadway Ticketing segment which has lower gross margin than our other business segments.

EQUITY IN EARNINGS OF INVESTMENTS

         Equity in earnings of investments consisted of the following:

                          Nine Months Ended September 30,   Three Months Ended September 30,
                          -------------------------------   --------------------------------
                               2003             2002              2003             2002
                            ---------        ---------         ---------         ---------

NetCo Partners (a)          $ 797,730        $ 367,597         $  (8,396)        $  12,603
MovieTickets.com (b)             --               --                --             124,036
                            ---------        ---------         ---------         ---------
                            $ 797,730        $ 367,597         $  (8,396)        $ 136,639
                            =========        =========         =========         =========

(a) NetCo Partners

             NetCo Partners owns Tom Clancy's NetForce and is primarily engaged in the development and licensing of Tom Clancy's NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media's 50% share of earnings was $797,730 for Y3-03 as compared to $367,597 for Y3-02. Revenues vary quarter-to-quarter dependent on timing of deliveries of various manuscripts to the publisher although, notwithstanding the timing of manuscript deliveries, one NetForce book is typically published each year in North America.

         (b)  MovieTickets.com

         Hollywood Media owns 26.4% of the total equity in MovieTickets.com, Inc. joint venture at September 30, 2003. Hollywood Media records its investment in MovieTickets.com, Inc. under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investments. Excluding AOL's three percent convertible preferred equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture. We recorded income (losses) of $0 and $0 in Y3-03 and Y3-02, respectively in our investment in MovieTickets.com. Since the investment has been reduced to zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media had not guaranteed to fund future losses, if any, generated by MovieTickets.com. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising.

OPERATING EXPENSES

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $904,556 or 20% to $5,487,291 for Y3-03 from $4,582,735 for
Y3-02, and increased $182,008 or 10% to $1,928,481 for Q3-03 from $1,746,473 for
Q3-02. General and administrative expenses consist of occupancy costs, production costs, human resources and administrative expenses, professional and consulting fees, telecommunication costs, provision for doubtful accounts receivable and business insurance costs. The increase is primarily due to rising accounting costs, and increased legal costs due to the activity disclosed in Note 11 to the Consolidated Financial Statements included in this 10-Q Report and similar matters. As a percentage of revenue, general and administrative expenses increased to 12% for Y3-03 from 11% for Y3-02 and remained the same at 14% for Q3-03 and Q3-02.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $956,484 or 57% to $729,814 for Y3-03 from $1,686,298 for Y3-02, and increased $362,995 or 358% to $261,582 for Q3-03 from $(101,413) for Q3-02. The decrease from Y3-02 to Y3-03 is due primarily to no barter transactions and therefore, no barter expense in 2003 compared to $1,011,606 in barter expense for Y3-02. The increase from Q3-02 to Q3-03 is due primarily to the negative non-cash barter revenue of $(344,871) representing an adjustment to NATO barter revenue booked in Q3-02. Selling and marketing expense includes advertising, marketing, promotional, business development and public relations expenses. As a percentage of revenue, selling and marketing expenses decreased to 2% for Y3-03 from 4% for Y3-02, and increased to 2% for Q3-03 from 1% for Q3-02.

         SALARIES AND BENEFITS. Salaries and benefits decreased $1,015,175 or 9% to $10,130,330 for Y3-03 from $11,145,505 for Y3-02 and decreased $611,964 or
15% to $3,480,454 for Q3-03 from $4,092,418 for Q3-02. As a percentage of revenue, salaries and benefits decreased to 22% for Y3-03 from 27% for Y3-02 and decreased to 25% for Q3-03 from 32% in Q3-02. This decrease is primarily attributable to a decrease in administrative salaries resulting in part from continued streamlining of the business in 2002 and early 2003, which was partially offset by various expense increases including additional payroll costs in our Broadway Ticketing division for extra labor needed to handle customer calls including re-bookings as a result of the closure of most Broadway shows due to a musicians' strike during March 2003.

         AMORTIZATION OF CBS ADVERTISING AND IMPAIRMENT LOSS RELATING TO CBS ADVERTISING. Amortization of CBS advertising related to the agreement with Viacom was $609,193 and $10,936,495 for Y3-03 and Y3-02, respectively, and $102,464 and $1,333,752 for Q3-03 and Q3-02, respectively. Under the agreement we had with Viacom, Hollywood Media issued shares of common stock and warrants in exchange for cash and CBS's advertising and promotional efforts over seven years across its full range of media properties. The fair value of the common stock and warrants issued to Viacom has been recorded in the balance sheet as deferred advertising and is being amortized as the advertising is used each related contract year.

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

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1,839,801 for Y3-03 and $2,425,496 for Y3-02, representing a decrease of $585,695 or 24%, and $585,409 for Q3-03, and $577,760 for Q3-02, representing a decrease of $7,649 or 1%. The decrease was primarily attributable to certain intangible assets that became fully amortized during 2002.

         INTEREST EXPENSE. Interest expense was $1,049,561 for Y3-03 as compared to $869,113 for Y3-02, an increase of $180,448 or 21% and $373,874 for Q3-03, as compared to $413,785 for Q3-02, a decrease of $39,911 or 10%. The increase for Y3-03 was primarily attributable to the amortization of the beneficial conversion feature related to the convertible debentures issued in May 2002.

         INTEREST INCOME. Interest income was $12,558 for Y3-03 as compared to $16,756 for Y3-02, a decrease of $4,198 or 25% and $911 for Q3-03 compared to $6,525 for Q3-02, a decrease of $5,614 or 86%.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, we had cash and cash equivalents of $434,130 compared to cash and cash equivalents of $2,342,238 at December 31, 2002. There is $2,800,000 remaining available to be drawn by Hollywood Media on a line of credit commitment through January 1, 2004 provided by Hollywood Media's Chairman of the Board and Vice Chairman to satisfy working capital requirements, if necessary (such line of credit is further described below and in Note 5 to the Consolidated Financial Statements included in this Form 10-Q Report). Our working capital deficit (defined as current assets less current liabilities) at September 30, 2003, which included $315,587 in deferred CBS advertising, was $5,006,635 as compared to working capital deficit of $676,219 at December 31, 2002. During the nine months ended September 30, 2003, net cash used in operating activities was $1,043,604, net cash used in investing activities was $887,241 comprised primarily of payments made pursuant to a bond agreement (Note 11 to the Consolidated Financial Statements included in this Form 10-Q report) and net cash provided by financing activities was $22,737. As a result of the above, cash and cash equivalents decreased by $1,908,108 for the nine months ended September 30, 2003. In comparison, during the nine months ended September 30, 2002, net cash used in operating activities was $3,551,497, net cash used in investing activities was $1,254,567, and $5,268,866 in cash was provided by financing activities. Net cash used in operating activities improved by $2,507,893 or 71% from $3,551,497 for Y3-02 to $1,043,604 for Y3-03. The improvement is primarily attributable to a significant decrease in Broadway ticketing inventories with a corresponding increase in accrued expenses attributable to the Water Garden litigation (discussed in Note 11 to the Consolidated Financial Statements included in the Form 10-Q) and the guaranty relating to the Cinema Source acquisition (discussed in Note 5 to the Consolidated Financial Statements included in this 10-Q).

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price of $3.46 per share. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible debentures if the debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at exercise prices ranging from $3.78 per share to $3.91 per share. If on May 22, 2003, an investor held at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, then the exercise price of the warrants held by such investor would decrease to $3.46 per share which equals the conversion price of the debenture. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. In addition, the investors had the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. The investors did not exercise the right and the option has expired. A total of $389,095 in debt issuance costs were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the warrants issued to the debenture holders.) During the three and nine months ended September 30, 2003, $32,424 and $97,232, respectively, were recognized as interest expense from the amortization of the debt issuance costs.

         In 2001, Hollywood Media entered into an agreement with a third party whereby we monetized a certain portion of our accounts receivable. Hollywood Media receives an initial advance of 85% of the invoice amount, with the remaining 15%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At September 30, 2003 and December 31, 2002, a liability of $218,230 and $337,478, respectively, was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party.

         In the event that Hollywood Media requires additional funding and cannot secure additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, have committed to provide to Hollywood Media, if required, with an amount not to exceed $3.5 million through January 1, 2004, in order to enable Hollywood Media to meet its working capital requirements; provided, however, that the commitment will be reduced dollar for dollar to the extent Hollywood Media generates cash from financings, operational cash flow or a sale of a division or subsidiary of Hollywood Media Corp. Advances bear interest at the prime rate based on published bank rates plus one percent. There was $700,000 principal amount outstanding under this commitment at September 30, 2003, of which $500,000 is collateralized by Broadway Ticketing inventory and $200,000 is unsecured.

CRITICAL ACCOUNTING POLICIES

         In response to the Security and Exchange Commission (SEC) Release Number 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and SEC Release Number 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 3 to the accompanying condensed Consolidated Financial Statements.

         Ticketing Revenue Recognition

         Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational facilities. Revenue recognition is deferred on ticket sales until performance has taken place. Ticket revenue and cost of revenue are recorded on a gross basis.

         Advertising Costs

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. In the first quarter of 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media was entitled to utilize a specified portion of this advertising each contract year. The deferred advertising is carried on Hollywood Media's balance sheet as a deferred asset and is being amortized over the contract period as the advertising is utilized. Advertising expense recorded related to CBS advertising for the nine months ended September 30, 2003 and 2002 was $609,193 and $10,936,495 respectively, and $102,464 for Q3-03 compared to $1,333,752 for
Q3-02. This is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS Advertising."

         On August 28, 2002, Hollywood Media entered into an Exchange Agreement with Viacom which terminated various agreements with CBS. Refer to "Amortization of CBS Advertising and Impairment Loss Relating to CBS Advertising" above.

         Barter Transactions

         Hollywood Media recorded barter revenue and expense under its contract with NATO described under "Net Revenue" above. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collected and compiled movie showtimes data for NATO member theaters and hosted web sites for certain theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provided ongoing web site maintenance services for certain theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters were to promote the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com. Hollywood Media recorded revenue and expense from these activities measured at the fair value of the services exchanged in accordance with Accounting Principles Board Opinion ("APB") No. 29, "Accounting for Nonmonetary Transactions." In Q3-03 and Q3-02 we recorded $0 and $(344,871), respectively, and for Y3-03 and Y3-02, $0 and $993,917 respectively, in revenue and expense under the NATO contract. Additionally in Q3-03 and Q3-02 we recorded $0 and $0, and for Y3-03 and Y3-02, $0 and $17,689, respectively, in other non-cash Internet barter transactions. The NATO contract is no longer in effect.

         Stock Based Compensation

         As permitted under Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure - an amendment of SFAS 123" ("SFAS No. 148"), which amended Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), we have chosen to account for our Stock Plan under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. SFAS No. 148 requires disclosure of the estimated fair value of our employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values.

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

         We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. As of September 30, 2003, we believe there are no indications that an impairment has occurred. The next impairment evaluation will occur as of October 1, 2003.

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

INFLATION AND SEASONALITY

         Although Hollywood Media cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on sales or results of operations. Hollywood Media considers its business to be somewhat seasonal and expects net revenues to be generally higher during the second and fourth quarters of each fiscal year for its Tekno Books book licensing business as a result of the general publishing industry practice of paying royalties semi-annually. The Broadway Ticketing business is also affected by seasonal variations with net revenues generally higher in the second quarter as a result of increased sales volumes due to the Tony Awards(C) and in the fourth quarter due to increased levels during the holiday period. In addition, although not seasonal, Hollywood Media's intellectual properties division and NetCo Partners both experience fluctuations in their respective revenue streams, earnings and cash flow as a result of the amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. The recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

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

         As previously reported in Hollywood Media's 2002 Form 10-K, on March 25, 2003, the court in this action (the "Water Garden Lawsuit") issued its Ruling on Motion for Summary Judgment and Summary Adjudication, in which it granted, before trial, the motion of plaintiff for summary judgment against defendants hollywood.com, Inc. and Tribune. This Ruling resulted in the court's entry of a money judgment in the Water Garden Lawsuit on April 29, 2003 against hollywood.com, Inc. and Tribune, jointly and severally, of $988,549, plus reasonable attorneys' fees and costs of suit in an amount to be subsequently determined. Interest would accrue on the judgment at the rate of ten percent per annum until paid. Subsequently, on September 9, 2003, the court granted a motion to add certain litigation costs and attorneys fees to the judgment, such that the current principal amount of the judgment, including costs and attorneys fees, is $1,097,761.

         On May 7, 2003, hollywood.com Inc. and Tribune filed a Notice of Appeal with the court in the Water Garden Lawsuit, and also filed a Notice of Filing Undertaking for Stay of Enforcement of Judgment Pursuant to Appeal in order to stay enforcement of the judgment pending resolution of the appeal (this filing included an appeal bond obtained by Tribune (the "Appeal Bond") issued by a surety company in the amount of $1,482,823, which was the amount of the bond required by law to stay enforcement of the judgment). Upon the adding of certain costs and attorneys fees to the judgment, as described in the preceding paragraph, an application has been made to increase the amount of the Appeal Bond to $1,646,641.30, and it is expected the increased undertaking will shortly be filed with the court. Based on the advice of our outside legal counsel, we believe that hollywood.com, Inc. has meritorious grounds for appeal, and a reasonable possibility exists of the appellate court reversing the trial court's summary judgment ruling. However, it is not possible at this time to estimate the probability of a favorable or unfavorable outcome of such an appeal, and accordingly we cannot and do not provide any such evaluation. If the appeal is successful, it is probable that the matter would then be remanded to the trial court for trial.

         In April 2003, Tribune and Hollywood Media agreed that Tribune would obtain the Appeal Bond in exchange for specified advance payments by Hollywood Media to Tribune as collateral to secure Hollywood Media's indemnification obligation to Tribune described above. The advance payments consist of a $100,000 payment made upon commencement of the agreement on April 7, 2003, and monthly payments of $75,000 (or $100,000, for the last six months of 2003). The agreement allows Tribune the right to demand additional collateral, the form of which, cash or shares of Hollywood Media's common stock, to be determined by Hollywood Media in its discretion, in the approximate amount of the initial judgment. Hollywood Media's obligation to make payments to Tribune under such agreement is limited to the amount of the initial judgment plus costs and/or attorney's fees that may be awarded and accrued interest. The advance payments and, if applicable, any other security, are to be returned to Hollywood Media if the appeal is successful (which would result in the bond no longer being required) or to the extent the payments ultimately exceed Hollywood Media's indemnification obligation to Tribune. Such payments made to Tribune may be used by Hollywood Media, in its discretion, to pay the judgment or a settlement in the Water Garden Lawsuit.

         The judgment in the Water Garden Lawsuit is for rent accrued under the lease through February 13, 2003, however, the facial termination date of the lease is December 31, 2003. If the appeal of the Water Garden Lawsuit is unsuccessful, then, pursuant to a written stipulation between the parties to the lawsuit, the judgment will be modified to add rent accruing between February 13, 2003 and December 31, 2003, together with attorneys fees and costs. Should the appeal be unsuccessful, we anticipate that the amount of the judgment would increase, pursuant to such stipulation, by approximately $400,000.

         Hollywood Media believes that hollywood.com, Inc. has valid grounds for appeal and defenses to the plaintiff's claims. Recognizing that the ultimate outcome of this case is uncertain, Hollywood Media has accrued on its books, as of September 30, 2003, an amount which it believes is adequate to account for potential liability for this matter, and we will continue to evaluate the matter as the litigation process proceeds.

         In addition to the legal proceedings described above, Hollywood Media is a party to various other legal proceedings (see Note 11 to the Condensed Consolidated Financial Statements included in this Form 10-Q Report) including matters arising in the ordinary course of business. Hollywood Media does not expect such other legal proceedings to have a material adverse impact on Hollywood Media's financial condition or results of operations, however, there can be no assurance that such other matters, if determined adversely, will not have a material adverse effect.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following securities were issued by Hollywood Media during the quarter ended September 30, 2003, in transactions that were not registered under the Securities Act of 1933.

         On July 2, 2003, Hollywood Media issued 64,777 shares of common stock valued at $77,787 to the holders of the convertible debentures for interest due for the period April 1, 2003 to June 30, 2003.

         On July 17, 2003, Hollywood Media issued 57,835 shares of common stock valued at $76,341 to a third party as payment under the guaranty granted to the former owner of TDI (see Note 5) to the Condensed Consolidated Financial Statements included in this Form 10-Q Report).

         On July 25, 2003, Hollywood Media issued 29,151 shares of common stock valued at $37,313 as payment on account of a guaranty of a note relating to the acquisition of CinemaSource (the "CinemaSource Guaranty") (see Note 5) to the Condensed Consolidated Financial Statements included in this Form 10-Q Report).

         On September 2, 2003 Hollywood Media issued 30,488 shares of common stock valued at $37,195 as payment on account of the CinemaSource Guaranty.

         On September 24, 2003 Hollywood Media issued 24,876 shares of common stock valued at $37,314 as payment on account of the CinemaSource Guaranty.

         On September 25, 2003, Hollywood Media issued 262,000 shares of restricted common stock valued at $353,700 to the former owner of TDI as payment for the outstanding principal and interest balance on a promissory note in connection with the TDI acquisition (see Note 5) to the Condensed Consolidated Financial Statements included in this Form 10-Q Report).

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:


                                                                                       Incorporated by
Exhibit                             Description                                         Reference From
-------                             -----------                                         --------------

10.1       Indemnification Agreement for Surety Bonds dated as of May 7, 2003,               (*)
           by and between Hollywood Media Corp., and Mitchell Rubenstein and
           Laurie Silvers.
31.1       Certification of Chief Executive Officer. (Section 302)                           (*)
31.2       Certification of Vice President of Finance and Accounting (Principal              (*)
           financial and accounting officer). (Section 302)
32.1       Certification of Chief Executive Officer. (Section 906)                           (*)
32.2       Certification of Vice President of Finance and Accounting (Principal              (*)
           financial and accounting officer). (Section 906)

__________________

*        Filed as an exhibit to this Form 10-Q

         (b)  Reports on Form 8-K:

Hollywood Media filed one report on Form 8-K during the quarter ended September 30, 2003, on August 12, 2003. Item 12 of the Form 8-K reported that on August 12, 2003 we issued a press release announcing Hollywood Media's second quarter 2003 financial results, and a copy of the press release was included in the filing.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HOLLYWOOD MEDIA CORP.

Date:   November 14, 2003            By:    /s/ Mitchell Rubenstein
                                            -------------------------------------------------------------------
                                            Mitchell Rubenstein, Chief Executive Officer (Principal executive officer)

Date:   November 14, 2003            By:    /s/ Scott Gomez
                                            -------------------------------------------------------------------
                                            Scott Gomez, Vice President of Finance and Accounting
                                            (Principal accounting officer)