Form 10-K
period 2003-12-31
HOLLYWOOD MEDIA CORP
filed 2004-03-30
CIK 912544

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                   -----------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _________________

                           Commission File No. 0-22908
                                               -------

                              HOLLYWOOD MEDIA CORP.
          (Exact name of registrant issuer as specified in its charter)

                    FLORIDA                                  65-0385686
    ---------------------------------------              -------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

         2255 GLADES ROAD, SUITE 221A
              BOCA RATON, FLORIDA                               33431
   ----------------------------------------              -------------------
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

Yes         [ ]      No [X]

The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates computed by reference to the last sale price of the common stock on June 30, 2003 as reported by Nasdaq, was $24,720,298. For purposes of this computation, all executive officers, directors, and beneficial owners of 10% or more of the registrant's common stock have been deemed to be affiliates, but such calculation should not be deemed to be an admission that such directors, officers or beneficial owners are, in fact, affiliates of the registrant.

As of March 26, 2004, there were 27,669,696 shares of the registrant's common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None
================================================================================

                              HOLLYWOOD MEDIA CORP.
                                    FORM 10-K
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2003

                                Table of Contents
                                -----------------

FORWARD-LOOKING STATEMENTS                                                   ii

                                     PART I

Item 1.    Business .......................................................  1

Item 2.    Properties ..................................................... 14

Item 3.    Legal Proceedings .............................................. 15

Item 4.    Submission of Matters to a Vote of Securityholders ............. 17

                                     PART II

Item 5.    Market for Registrant's Common Equity
               and Related Stockholder Matters ............................ 18

Item 6.    Selected Financial Data ........................................ 20

Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................. 23

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk ...... 38

Item 8.    Financial Statements and Supplementary Data .................... 39

Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ........................ 91

Item 9A.   Controls and Procedures ........................................ 91

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ............. 92

Item 11.   Executive Compensation ......................................... 95

Item 12.   Security Ownership of Certain Beneficial Owners and Management.. 99

Item 13.   Certain Relationships and Related Transactions .................103

Item 14.   Principal Accounting Fees and Services .........................105

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules,
               and Reports on Form 8K .....................................107

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute "forward-looking statements," within the meaning of federal securities laws. Hollywood Media Corp. ("Hollywood Media") cautions readers that certain important factors may affect Hollywood Media's actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-K or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, "forward-looking statements" are typically phrased using words such as "may," "will," "should," "expect," "plans," "believe," "anticipate," "intend," "could," "estimate," "pro forma" or "continue" or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media's results and the market price of our common stock include, but are not limited to:

         o        our continuing operating losses,
         o        negative cash flows from operations and accumulated deficit,
         o the need to manage our growth and integrate new businesses into Hollywood Media,
         o        our ability to develop strategic relationships,
         o our ability to compete with other Internet companies and other competitors,
         o the need for additional capital to finance our growth or operations,
         o technology risks and the general risk of doing business over the Internet,
         o        future government regulation,
         o        dependence on our founders, and
         o        the volatility of our stock price.

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

                                     PART I

ITEM 1.  BUSINESS.
         --------

OVERVIEW

         Hollywood Media is a provider of information, data and other content, and ticketing, to consumers and businesses covering the entertainment, Internet and media industries. We manage a number of business units focused on the entertainment and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway ticket sales, data syndication, subscription fees, content licensing fees, advertising, and book development.

         Major Business Divisions of Hollywood Media. The following summary descriptions of our major business divisions are followed by more detailed descriptions of such businesses.

         Data Syndication Divisions.

         Hollywood Media's Data Business is a provider of integrated database information and complementary data services to the entertainment and media industries. The Data Business consists of two divisions: The Source Business and Baseline/FilmTracker ("Baseline"). The Source Business is comprised of three related lines of business: CinemaSource, EventSource and AdSource. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States, Canada and the United Kingdom, and compiles movie showtimes data for approximately 40,000 movie screens. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and other live performances, sporting events, festivals, fairs and shows. AdSource provides movie exhibitors with directory newspaper advertising services and other exhibitor marketing services, utilizing theater showtimes data from CinemaSource. Baseline is a database and research service offering specialized information and online applications to its subscribing users, which subscribers include movie and TV studios and production companies, distributors, producers, screenwriters, and news organizations. Baseline's film and television database contains motion picture and TV information dating back nearly 100 years, including comprehensive data about film and television productions and entertainment industry professionals.

         Broadway Ticketing Division.

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

         MovieTickets.com.

         MovieTickets.com is one of the leading destinations for the purchase of movie tickets through the Internet. MovieTickets.com is an online ticketing service owned by a joint venture formed by Hollywood Media and several major movie exhibitor chains. Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc. MovieTickets.com has been selected by MSN Network, Lycos Entertainment and several other premier online destinations, as the exclusive provider for online movie ticketing services.

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

         CinemaSource. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for approximately 40,000 movie screens. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 250 newspapers, wireless companies,

Internet sites, and other media outlets, including newspapers such as The New York Times and The Washington Post, wireless companies including Sprint PCS, AT&T Wireless, Cingular Wireless, Verizon and Vindigo, Internet companies including AOL's Moviefone and Digital City, MSN, Yahoo! and Lycos, and other media outlets. CinemaSource also syndicates entertainment news, movie reviews, and celebrity biographies. CinemaSource's data is displayed by its customers in local newspapers, on websites and through cell phone services, to provide moviegoers with information for finding and choosing movies, theaters and showtimes. CinemaSource collects a majority of these movie listings through electronic mediums such as real-time direct connections to many exhibitor point-of-sale systems, email and FTP files, and collects additional listings through traditional mediums such as faxes and phone calls. Through annual and multi-year contracts, CinemaSource generates recurring revenue from licensing fees paid by its customers.

         EventSource. We launched the EventSource business in 1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and shows, touring companies, community playhouses and dinner theaters throughout North America and in London's West End. The EventSource database contains detailed information for over 10,000 venues, and the EventSource services are monitored by individual city editors specializing in their respective markets. Hollywood Media believes that EventSource is the largest (based on market share), and the only national, compiler and syndicator of detailed information on community and cultural events in North America. EventSource's information is a content source for AOL's Digital City, as to which EventSource entered into an agreement in April 2000 to provide event listings for 200 cities nationwide. In addition to Digital City, other EventSource customers include The New York Times, Vindigo, Earthlink and VoltDelta. Through annual and multi-year contracts, EventSource generates recurring revenues from licensing fees.

          AdSource. We launched AdSource during the first quarter of 2002 as yet another expansion of the CinemaSource operations. AdSource leverages the movie theater showtimes from the CinemaSource data collection systems and our relationship with various movie exhibitors, to provide our movie-exhibitor customers with directory advertising for insertion in newspapers around the country. Our customers include AMC Theatres, Consolidated Theatres, Crown Theatres and others. The types of ads created by AdSource include the weekly movie ads typically carried in newspapers, which highlight a particular movie theater where the film is playing and the start times of the films. Through a web-based data system, AdSource is able to create ads using showtimes data from the CinemaSource database. These advertisements are delivered to the newspapers in one of several formats, ready for publication. AdSource also provides other exhibitor marketing services including brochures and movie showtimes email marketing.

         Baseline/FilmTracker. Baseline is a comprehensive entertainment database, research service, and application service provider offering information to movie studios, production companies, movie and TV distributors, entertainment agents, managers, producers, screenwriters, news organizations, and financial analysts covering the entertainment industry. Baseline's film and television database contains over 14,000 celebrity biographies, credits for over 130,000 released feature films, television series, miniseries, TV movies and specials dating back nearly 100 years, over 15,000 film and television projects in every stage of development and production, over 1,900 movie reviews, box office grosses dating back nearly 20 years, revenue and cost estimates for over 5,000 released feature films, over 18,000 company rosters and representation/contact information for over 50,000 entertainment professionals. Baseline provides applications that allow entertainment professionals to streamline workflow, increase efficiency, and expand market awareness. Baseline offers its data and application modules on an annual subscription basis, syndicates data to a number of leading information aggregators and publications, and also provides data on a pay per use basis. Baseline's customers include four major movie studios, numerous production companies, law firms, investment banks, news agencies, advertising agencies, consulting firms and other professionals in the entertainment industry. Baseline's customer base includes Bloomberg, Daily Variety, People Magazine, Lexis-Nexis, NBC, HBO, ABC, Viacom, The Directors Guild of America, DreamWorks, Universal Studios, Miramax Films and other movie studios. The current Baseline/FilmTracker service resulted from our January 2002 acquisition of FilmTracker from Fountainhead Media Services ("Fountainhead"), a provider of information services in the feature film and television industries. Our previously existing Baseline service was integrated with FilmTracker in the first quarter of 2002, resulting in a combined service that incorporates Baseline's data into FilmTracker's content management system and interface.

Since the integration with FilmTracker in the first quarter of 2002, the combined unit has signed multi-year licensing contracts with four major movie studios. Pursuant to such acquisition, Fountainhead acquired 20% of the capital stock of our subsidiary that owns Baseline, in return for combining FilmTracker with Baseline and Fountainhead's $2 million promissory note payable to Hollywood Media. See Note 5 -- Acquisitions and Other Capital Transactions, of the Notes to Hollywood Media's Financial Statements in Item 8 of this Form 10-K, for additional information about the transaction pursuant to which FilmTracker was acquired. In the first quarter 2004, we exchanged the promissory note for the 20% equity interest owned by Fountainhead, and now we own 100% of our subsidiary that owns Baseline. See Note 22 - Subsequent Events, of the Notes to Hollywood Media's Financial Statements in Item 8 of this Form 10-K.

BROADWAY TICKETING DIVISION

         Broadway Ticketing: Theatre Direct International ("TDI"); Broadway.com and 1-800-BROADWAY (collectively called "Broadway Ticketing").

         TDI. We acquired TDI as of September 15, 2000. Founded in 1990, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway, and in London's West End. TDI sells tickets directly to group buyers including travel agents and tour groups. TDI also manages a marketing cooperative that represents participating Broadway shows to the travel industry around the world. Recent Broadway shows marketed by this cooperative include Aida, Beauty and the Beast, Chicago, Fame, 42nd Street, Gypsy, Mamma Mia!, Movin' Out, Rent, The Lion King, The Phantom of the Opera, Thoroughly Modern Millie and Wicked. In 2004, the marketing cooperative will be joined by The Producers, Hairspray and Little Shop of Horrors. In addition, TDI's education division, Broadway Classroom, markets group tickets and educational programs to schools across the country.

         Broadway.com and 1-800-BROADWAY. We launched Broadway.com on May 1, 2000. Broadway.com offers the ability to purchase Broadway, off-Broadway and London's West End theater tickets online. In addition, the site provides a wide variety of editorial content about the theater business, feature stories, opening nights, star profiles, photo opportunities, and a critical roundup of reviews. Our 1-800-BROADWAY toll-free number, which we acquired in October 2001, features the ability to purchase Broadway, off-Broadway and London's West End theater tickets over the phone and complements the online ticketing and information services available through Broadway.com.

         The combined Broadway Ticketing businesses provide theater ticketing and related content for over 100 venues in multiple markets to consumer households and over 20,000 travel agencies, tour operators, corporations, educational institutions and affiliated websites. Our Broadway Ticketing division employs a knowledgeable sales force that offers ticket buyers a concierge-style service that includes show recommendations, hotel packages with luxury hotels and dinner choices at fine restaurants. We obtain tickets to sell through our arrangements with theatre box offices and we also maintain our own inventory of tickets for sale.

INTERNET DIVISIONS

         Hollywood.com. Hollywood.com is a premier online entertainment destination and movie industry information and services website. Hollywood.com generates revenue by selling advertising on its website. Hollywood.com features in-depth movie information, including movie descriptions and reviews, movie showtimes listings, entertainment news and an extensive multimedia library containing hundreds of hours of celebrity interviews, premier coverage and behind the scenes footage. Hollywood.com provides premier content and online ticketing services for movies creating a "one-stop destination" for movie information. Some of the advertisers who have advertised on Hollywood.com include Walt Disney Studios, New Line Cinema, Pepsi, General Motors, AMEX, Citibank, HBO, A&E, US Army, AT&T, Chase, Mazda, Fox and Warner Bros.

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

         Hollywood.com has further established its presence in the wireless arena. Through agreements with wireless carriers (AT&T, Cingular, Sprint, and Verizon), Hollywood.com provides a movie and entertainment destination on a variety of mobile phones.

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

         Cable Network Initiatives. To further leverage our base of proprietary content, Hollywood Media launched two interactive digital cable television channels in 2002: "Totally Hollywood TV" and "Totally Broadway TV." Both cable TV channels utilize existing Hollywood Media content and are designed for distribution on digital tiers of cable TV systems. The cable TV channels complement Hollywood Media's existing business units. Totally Broadway TV and Totally Hollywood TV offer audiences interactive entertainment and information, with on-demand video content including premiers, movie previews, reviews, behind-the-scenes footage, interviews and more, as well as up-to-date showtimes for the latest movies and current Broadway shows. Both networks use Hollywood Media's content, news and information covering the entertainment industry, and were available initially to Cablevision System Corporation's iO: Interactive OptimumSM subscribers in the Long Island, Warwick Valley, New York, and Morris County, New Jersey, markets. During the fourth quarter of 2002, Hollywood Media Corp. extended its cable television initiative to a second major cable operator, Cox Communications which added Totally Hollywood TV to its video-on-demand ("VOD") service in the San Diego, California market. Subscribers to Cox Cable San Diego's digital TV service are able to view, on Totally Hollywood TV, movie previews and related content for the newest movies in theaters.

INTELLECTUAL PROPERTIES BUSINESS

         Book Development and Book Licensing. Our intellectual properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, typically with best-selling authors. Tekno Books has worked with more than 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 100 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin's Press (Holtzbrink of Germany), Warner Books (Time Warner), and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, New Line Cinema, CBS Television, DC Comics (Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 1,550 books that have been published. Another 3,150 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno's books have been finalists for, or winners of, more than 100 awards, including

The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance). Tekno Books' current backlog and anticipated books for future publishing include more than 270 books under contract or in final negotiations, including more than 60 books by New York Times best-selling authors. Tekno Books is expanding into one of the largest areas of publishing, which is romance fiction, and one of the fastest growing areas of publishing, which is the Christian book market. In January 2003, Tekno Books was engaged to create two new spin-off series based on the best-selling Left Behind series. The Chief Executive Officer of Tekno Books, Dr. Martin H. Greenberg, is the owner of the remaining 49% interest in Tekno Books.

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

         NetCo Partners. In June 1995, Hollywood Media and C.P. Group Inc. ("C.P. Group"), entered into an agreement to form NetCo Partners. NetCo Partners owns Tom Clancy's NetForce. Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy is a shareholder of C.P. Group. At the inception of the partnership, C.P. Group contributed to NetCo Partners all rights to Tom Clancy's NetForce, and Hollywood Media contributed to NetCo Partners all rights to Tad Williams' MirrorWorld, Arthur C. Clarke's Worlds of Alexander, Neil Gaiman's Lifers, and Anne McCaffrey's Saraband. In 1997, NetCo Partners licensed to Putnam Berkley the rights to publish the first six Tom Clancy's NetForce books in North America for advance payments of $14 million. This agreement was subsequently renewed in December 2001 for four more books with guaranteed advances for North American book rights of $2 million per book for the first two books, and $1 million per book for the second two books against a percentage of the cover price. The first book in the series was adapted as a four-hour mini-series on ABC. NetForce books have so far been published in mass market paperback format. NetCo owns all rights in all media to the NetForce property including film, television, video and games. NetCo licenses NetForce book rights to publishers in various foreign countries. Through its interest in NetCo, Hollywood Media receives distributions of its share of proceeds generated from the rights to the NetForce series.

MOVIETICKETS.COM

         MovieTickets.com is one of the three leading destinations for the purchase of movie tickets through the Internet; its two competitors (other than some theatres that may conduct their own Internet ticket sales) are Fandango and AOL Moviefone. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theatre exhibitors. Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Equity in Earnings of Investments, for additional information about our equity interest in MovieTickets.com, Inc. MovieTickets.com, Inc. entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a 5% interest in MovieTickets.com, Inc. for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in most participating exhibitors' theaters. In March 2001, AOL purchased a non-interest bearing convertible preferred equity interest in MovieTickets.com for $8.5 million in cash, which can be converted into approximately 3% of the common stock of MovieTickets.com, Inc. In connection with that transaction, MovieTickets.com's ticket inventory is promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone is available through MovieTickets.com. MovieTickets.com has been selected by MSN Network, Lycos Entertainment, and several other premier online destinations, as the exclusive provider for online movie ticketing services. MovieTickets.com has experienced strong revenue growth with an 85% increase in revenue in 2003 vs. 2002.

         MovieTickets.com, Inc.'s current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., Hoyts Cinemas, Marcus Theaters, Consolidated Theaters, Crown Theatres, Krikorian Premiere Theatres, Metropolitan Theatres, Rave Motion Pictures, Ritz Theatres and Spotlight Theatres. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 50 grossing theaters in North America. Additionally, MovieTickets.com recently launched in the United Kingdom. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar-coded tickets that can be printed at home and presented directly to the ticket taker at participating theaters. The web site contains movie content from Hollywood Media's various divisions for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket.

EMPLOYEES

         At March 26, 2004, Hollywood Media employed approximately 202 full-time employees. Of our 202 employees, 75 employees are engaged in our data syndication and licensing business divisions conducted through the Source Business and Baseline/FilmTracker, 59 employees are engaged in our Broadway Ticketing division, 23 employees are engaged in the development, production and selling and marketing of Hollywood.com and our other web sites, 4 employees are engaged in our intellectual properties division, 4 employees are engaged in our cable TV business, and 37 are corporate, technology and administrative employees. None of the employees are represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

RISKS OF INVESTING IN OUR SHARES

         Investments in our capital stock are speculative and involve a high degree of risk. Investors should carefully consider the following matters, as well as the other information in this Form 10-K. If any of these risks or uncertainties actually occur, our business, results of operations, financial condition, or prospects could be substantially harmed, which would adversely affect your investment.

         WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. OUR OPERATING RESULTS COULD FLUCTUATE SIGNIFICANTLY ON A QUARTERLY AND ANNUAL BASIS.

         We have incurred significant losses since we began doing business. In the years ended December 31, 2003 and 2002 we had net losses of approximately $7.4 million and $82.8 million, respectively. As of December 31, 2003, we had an accumulated deficit of approximately $244.9 million. We may incur additional losses while we continue to grow our businesses. Our future success will depend on the continued growth in our various businesses, and our ability to generate ticketing, licensing, syndication and advertising revenues.

         In addition, our operating results may fluctuate significantly in the future as a result of a variety of factors, including:

         o seasonal variations in the demand for Broadway tickets and resulting variations in our revenue from Broadway ticket sales;
         o our ability to sell advertisements to be displayed on our web sites;
         o seasonal trends in Internet usage and Internet sales and advertising placements;
         o our ability to enter into or renew strategic relationships and agreements with media organizations, web sites and authors;

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

         Internet Businesses. The market for Internet services and products is intensely competitive and rapidly changing. Competition could result in reduced traffic to our web sites, price reductions for content that we syndicate and advertising that we offer, a decline in product sales, reduced margins or loss of market share, any of which could cause a material decrease in our revenues. We compete, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:

         o online services or web sites targeted to entertainment enthusiasts, particularly moviegoers and theatergoers, such as IMDb.com;
         o publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to movie enthusiasts, many of which have established or may establish web sites, such as Eonline.com;
         o traditional movie and entertainment organizations and vendors or entertainment merchandise and products, including conventional retail stores and catalog retailers, many of which have established web sites, including Disney and Warner Bros.;
         o general purpose consumer online services such as AOL, Yahoo!, and MSN, each of which provides access to movie-related information and services; and
         o web search and retrieval and other online services, such as Yahoo! and other high-traffic web sites.

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

         We own trademark registrations in the United States for many of the trademarks that we use, and some of our trademarks are registered in select foreign countries. We have also filed trademark applications in the United States and in select foreign countries for the marks HOLLYWOOD MEDIA CORP., HOLLYWOOD.COM, BROADWAY.COM and others. There can be no assurance that we will be able to secure adequate protection for these names or other trademarks in the United States or in foreign countries. If we obtain registration of those trademarks, we may not be able to prevent our competitors from using different trademarks that contain the words "Hollywood" or "Broadway." Many countries have a "first-to-file" trademark registration system; and thus we may be prevented from registering our marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that our competitors or others will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possible leading to customer confusion.

         Our inability to protect our HOLLYWOOD.COM and BROADWAY.COM marks and other marks adequately could impair our ability to maintain and expand such brands and thus impair our ability to generate revenue from these brands.

         Intellectual Properties Business. Hollywood Media has applied for trademark and copyright protection for each of its major intellectual property titles. Hollywood Media currently has approximately 40 U.S. registered trademarks and three pending trademark applications related to this business, and Netco Partners currently has six U.S. registered trademarks and three pending trademark applications. As Hollywood Media's properties are developed, Hollywood Media intends to apply for further trademark and copyright protection in the United States and certain foreign countries.

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

         WE MUST MANAGE OUR GROWTH IN ORDER TO ACHIEVE THE DESIRED RESULTS.

         We have significantly expanded our data syndication, Internet and ticketing operations over the past four years through our acquisitions of the businesses of hollywood.com, Inc., CinemaSource, Inc., Baseline II, Inc., BroadwayTheater.com, Inc., Theatre Direct NY, Inc. and FilmTracker, and through the launch of Broadway.com and MovieTickets.com (Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc.). We plan to continue to expand our operations and market presence by entering into joint ventures, acquisitions, business combinations, investments, or other strategic alliances. These transactions create risks such as:

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

         WE ARE DEPENDENT ON OUR ABILITY TO DEVELOP STRATEGIC RELATIONSHIPS WITH MEDIA, ENTERTAINMENT AND INTERNET ORGANIZATIONS.

         The success of our operations is dependent in part on our ability to enter into and renew strategic relationships and agreements with media, entertainment and Internet organizations. Our intellectual property division is dependent on our ability to identify, attract and retain best-selling authors and media celebrities who create our intellectual properties. Our business could be harmed by the loss of the services of Dr. Martin H. Greenberg, who has been primarily responsible for developing relationships with the best-selling authors who create our intellectual properties. Dr. Greenberg owns the remaining 49% interest in Tekno Books through which we operate our intellectual properties division. Although many of the authors with whom we have relationships are bound to multiple book contracts, our ability to renew these contracts or enter into contracts with new authors would be impaired without the services of Dr. Greenberg.

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

         WE MAY NOT BE ABLE TO ADAPT AS TECHNOLOGIES AND CUSTOMER EXPECTATIONS CONTINUE TO EVOLVE.

         To be successful, we must adapt to rapidly changing technologies by continually enhancing our web sites and ticketing services and introducing new services to address our customers' changing expectations. We must evaluate and implement new technologies that are available in the marketplace or risk that our customers will not continue using our services. Examples of technologies that we continue to implement or evaluate include those related to streaming and downloading of audio and video content on our web sites, delivery of content over wireless devices and the convergence of cable television, satellite and Internet services and delivery systems. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to changes affecting providers of content and services through the Internet. Our customer base and thus our revenues could decrease if we cannot adapt to these changes.

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

         Several federal laws could have an impact on our business. The Digital Millennium Copyright Act establishes binding rules that clarify and strengthen protection for copyrighted works in digital form, including works used via the Internet and other computer networks. The Child Online Protection Act is intended to restrict the distribution of certain materials deemed harmful to children. The Children's Online Privacy Protection Act of 1998 protects the privacy of children using the Internet, by requiring, among other things, (1) that in certain specific instances the operator of a web site must obtain parental consent before collecting, using or disclosing personal information from children under the age of 13, (2) the operator of a web site to make certain disclosures and notices on the web site or online service regarding the collection, use or disclosure of such personal information, and (3) the operator of a web site or online service to establish and maintain reasonable procedures to protect the confidentiality, security and integrity of personal information collected from children under the age of 13. Our efforts to comply with these and other laws subject our business to additional costs, and failure to comply could expose our business to liability.

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

         WE MAY BE LIABLE FOR THE CONTENT WE MAKE AVAILABLE ON THE INTERNET.

         There is risk that we could become subject to various types of legal claims relating to the content we make available on our web sites or the downloading and distribution of such content, or the content we license for books, including claims such as defamation, invasion of privacy and copyright infringement. Although we carry liability insurance that covers some types of claims to a limited extent, our insurance may not cover all potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

         WE HAVE AUTHORIZED BUT UNISSUED PREFERRED STOCK, WHICH COULD AFFECT RIGHTS OF HOLDERS OF COMMON STOCK.

         Our articles of incorporation authorize the issuance of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. In addition, the preferred stock could be issued as a method of discouraging a takeover attempt. Although we do not intend to issue any preferred stock at this time, we may do so in the future.

         OUR ARTICLES OF INCORPORATION, SHAREHOLDERS' RIGHTS PLAN AND FLORIDA LAW MAY DISCOURAGE TAKEOVER ATTEMPTS.

         Certain provisions of our articles of incorporation and our shareholders' rights plan may discourage takeover attempts and may make it more difficult to change or remove management. Our articles of incorporation authorize the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. Under our shareholder's rights plan adopted in 1996, our Board of Directors declared a dividend of one right for each share of common stock. If certain events, such as a takeover bid not approved by our Board, occur, the rights will then entitle most holders to purchase at a specified price shares of a series of our preferred stock with special voting, dividend and other rights.

         In addition, Florida has enacted legislation that may deter or frustrate takeovers of Florida corporations, such as our company. The Florida "control share acquisitions" statute provides that shares acquired in a "control share acquisition" (which excludes transactions approved by our board of directors) will not have voting rights unless the voting rights are approved by a majority of the corporation's disinterested shareholders. A "control share acquisition" is an acquisition, in whatever form, of voting power in any of the following ranges: (a) at least 20% but less than 33-1/3% of all voting power,
(b) at least 33-1/3% but less than a majority of all voting power; or (c) a majority or more of all voting power.

         The state of Florida "affiliated transactions" statute requires approval by disinterested directors or supermajority approval by disinterested shareholders of certain specified transactions between a public corporation and holders of more than 10% of the outstanding voting shares of the corporation (or their affiliates).

         OUR STOCK PRICE IS VOLATILE.

         The trading price of our common stock has and may continue to fluctuate significantly. During the 24 months ended December 31, 2003, the trading price for our common stock on the Nasdaq Stock Market ranged from $6.63 to $0.68 per share. Our stock price may fluctuate in response to a number of events and factors, such as our quarterly operating results, announcements of new products or services, announcements of mergers, acquisitions, strategic alliances, or divestitures and other factors, including similar announcements by other companies that investors may consider to be comparable to us. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the companies. These broad market and industry fluctuations may cause the market price of our stock to decrease, regardless of our operating performance.

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

         WE MAY REQUIRE ADDITIONAL CAPITAL TO FINANCE OUR GROWTH OR OPERATIONS AND THERE CAN BE NO ASSURANCE THAT ADDITIONAL FINANCING WILL BE AVAILABLE ON FAVORABLE TERMS.

         We have required substantial financing to fund our acquisitions, growth and operations since our inception, and we may require additional financing in the future. Our long-term financial success depends on our ability to generate sufficient revenue and cash flow to offset operating expenses. To the extent we do not generate sufficient revenues and cash flow to offset expenses we will require further financing to fund our ongoing operations. We cannot assure you that any additional financing will be available or if available, that it will be on favorable terms. The terms of any financing that we enter into will vary depending on many factors including, among other things, our then current financial condition, the market price of our common stock, and other characteristics and terms of our capital structure including outstanding options and warrants. We may seek to raise additional capital through public or private offerings of equity securities or debt financings. Our issuance of additional equity securities could cause dilution to holders of our common stock and may adversely affect the market price of our common stock. The incurrence of additional debt could increase our interest expense and other debt service obligations and could result in the imposition of covenants that restrict our operational and financial flexibility. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM  2.  PROPERTIES.
          ----------

         Hollywood Media leases office space in Florida, California, Connecticut, Wisconsin and New York. The general terms of the leases for each of these locations are as follows:

                                                                            Current
                      Location                       Square Feet          Monthly Rent           Expiration Date
                      --------                       -----------          ------------           ---------------
               Corporate Headquarters                   10,820              $16,879              October 31, 2006
                   Boca Raton, FL

                    CinemaSource,                       11,475              $20,368              September 30, 2008
                    EventSource,
                      AdSource
                   Ridgefield, CT

            Theatre Direct International,                3,250              $ 8,125                March 31, 2009
                  Broadway.com and                         710              $ 2,308                 May 31, 2004
                   1-800-BROADWAY                          350              $ 1,050                March 31, 2004
                    New York, NY                         2,880              $ 8,160               August 31, 2005

                Baseline/FilmTracker                     5,765              $13,260                June 30, 2007
                  Santa Monica, CA

                     Tekno Books                         2,025              $ 1,441                Month to Month
                    Green Bay, WI                          463              $   350                Month to Month

                     Baseline(1)                         8,500              $25,479               October 31, 2010
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

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

         Water Garden Company LLC, as Plaintiff, v. Hollywood Media Corp., a Florida corporation; hollywood.com, Inc., a California corporation (and subsidiary of Hollywood Media Corp.); and The Tribune Company (as successor in interest to the Times Mirror Company), as Defendants; filed July 16, 2001 in the Superior Court of the State of California for the County of Los Angeles. Water Garden Company LLC filed suit against Hollywood Media, its subsidiary, hollywood.com, Inc., and The Tribune Company ("Tribune"), among others, claiming damages as a result of alleged defaults by hollywood.com, Inc. under a lease for office space entered into by hollywood.com, Inc., as lessee, and Water Garden Company LLC ("Water Garden"), as lessor. The stated lease term was from January 1999 through December 2003. Tribune guaranteed hollywood.com, Inc.'s lease obligations. Hollywood Media has certain contractual indemnification obligations to Tribune relating to Tribune's guaranty of the lease. The claims against Hollywood Media, but not hollywood.com, Inc., have been dismissed.

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

         On May 7, 2003, hollywood.com Inc. and Tribune filed a Notice of Appeal with the court in the Water Garden Lawsuit, and also filed a Notice of Filing Undertaking for Stay of Enforcement of Judgment Pursuant to Appeal in order to stay enforcement of the judgment pending resolution of the appeal (this filing included an appeal bond obtained by Tribune (the "Appeal Bond") issued by a surety company in the amount of $1,482,823, which was the amount of the bond required by law to stay enforcement of the judgment). A "stay" stops the enforceability of a judgment. Upon the adding of certain costs and attorneys fees to the judgment, the Appeal Bond was increased to $1,646,641 on November 14, 2003. On February 18, 2004, Water Garden filed its Respondents' Brief for the appeal, and the Reply Brief of hollywood.com, Inc. and Tribune was filed on March 23, 2004. The appeal is currently pending and the appeal hearing is currently scheduled for April 13, 2004. Based on the advice of our outside legal counsel, we believe that hollywood.com, Inc. has good grounds to win on appeal, and a reasonable possibility exists of the appellate court reversing the trial court's summary judgment ruling. If such ruling is reversed the matter would then likely be returned to the trial court for a trial of the case. However, it is not possible at this time to estimate the probability of a favorable or unfavorable outcome of such an appeal, and accordingly we cannot and do not provide any such evaluation.

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

         Hollywood Media believes that hollywood.com, Inc. has valid grounds for appeal and defenses to the plaintiff's claims. Recognizing that the ultimate outcome of this case is uncertain, Hollywood Media has accrued on its books, as of December 31, 2003, an amount which it believes is adequate to account for potential liability for this matter, and we will continue to evaluate the matter as the litigation process proceeds.

            In addition to the legal proceedings described above, Hollywood Media is a party to various other legal proceedings (see Note 17 to Hollywood Media's Consolidated Financial Statements included in this Form 10-K Report) including matters arising in the ordinary course of business. Hollywood Media does not expect such other legal proceedings to have a material adverse impact on Hollywood Media's financial condition or results of operations, however, there can be no assurance that such other matters, if determined adversely, will not have a material adverse effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
         --------------------------------------------------

         Hollywood Media held its annual meeting of shareholders on December 16, 2003. The following describes the matters voted upon at the annual meeting and the number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if any, with respect to each matter:

         A.       Election of Directors

                  NOMINEE                 VOTES FOR            VOTES WITHHELD
                  -------                 ---------            --------------
                  Mitchell Rubenstein     16,059,705             2,768,856
                  Laurie S. Silvers       15,521,305             3,307,256
                  Harry T. Hoffman        17,263,763             1,564,798
                  Robert E. McAllan       18,734,886                93,675
                  Deborah J. Simon        15,545,945             3,282,616

         B. The proposal to approve the amendment of Hollywood Media Corp.'s Directors' Stock Option Plan.

                                        VOTES
                                        -----
                  For                  9,805,212
                  Against              4,372,326
                  Abstain                  9,465
                  Broker Non-Votes     4,641,558

         C. The proposal to approve the amendment of Hollywood Media Corp.'s 2000 Stock Incentive Plan.

                                        VOTES
                                        -----
                  For                  9,426,609
                  Against              4,708,904
                  Abstain                 51,490
                  Broker Non-Votes     4,641,558

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

                                                     HIGH             LOW
                                                     ----             ---
         2002

         First Quarter                               $ 6.63           $ 4.55
         Second Quarter............................  $ 5.02           $ 1.55
         Third Quarter                               $ 2.21           $ 1.01
         Fourth Quarter............................  $ 1.97           $ 0.72

         2003

         First Quarter                               $ 1.09           $ 0.68
         Second Quarter............................  $ 1.70           $ 0.76
         Third Quarter                               $ 1.73           $ 0.97
         Fourth Quarter............................  $ 2.68           $ 1.15

         HOLDERS OF COMMON STOCK

         As of March 26, 2004, there were 259 record holders of Hollywood Media's common stock.

         DIVIDEND POLICY

         Hollywood Media has never paid cash dividends on its common stock and currently intends to retain any future earnings to finance its operations and the expansion of its business. Therefore, the payment of any cash dividends on the common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon Hollywood Media's earnings, capital requirements and financial condition and such other factors deemed relevant by the Board of Directors. The terms of our 6% Senior Convertible Debentures due May 22, 2005 include a restriction on payment of dividends without consent of the debenture holders.

         RECENT SALES OF UNREGISTERED SECURITIES

         The following securities were issued by Hollywood Media during the quarter ended December 31, 2003, in transactions that were not registered under the Securities Act of 1933.

         On October 2, 2003, Hollywood Media issued 55,041 shares of common stock valued at $75,495 to holders of its Convertible Debentures pursuant to the terms thereof, in payment for interest due for the period July 1, 2003 to September 30, 2003.

         On October 8, 2003 Hollywood Media issued 2,524 shares of common stock valued at $3,146 to the holders of the convertible debentures for additional interest due for the period of July 1, 2003 to September 30, 2003.

         On October 29, 2003 Hollywood Media issued 23,321 shares of common stock valued at $37,314 as payment on account of a guaranty (Note 11) on a CinemaSource note sold to an independent third party in 2000.

         On November 25, 2003 Hollywood Media issued 40,000 shares of common stock valued at $66,000 in accordance with a third party consulting agreement.

         On December 10, 2003, Hollywood Media issued 12,500 shares of common stock valued at $20,625 in accordance with a third party consulting agreement.

         The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof and/or Regulation D thereunder, each recipient of securities having delivered appropriate investment representations to Hollywood Media with respect thereto.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

         The following selected financial data has been derived from the audited Consolidated Financial Statements of Hollywood Media and should be read in conjunction with those statements which are included in this report. The selected financial data as of and for the year ended December 31, 2002 has been restated. For additional information regarding the restatement, please refer to
Note 2 of the Notes to Hollywood Media's Consolidated Financial Statements in
Item 8 of this Form 10-K.

                                                                       YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------
                                                  2003             2002             2001             2000            1999
                                              ------------    -------------    -------------    -------------    ------------
STATEMENT OF OPERATIONS DATA:
                                                               (As Restated
                                                              See Note 1 below)
Net revenues:
     Ticketing                                $ 52,266,539    $  45,333,627    $  36,038,031    $  12,278,008    $         --
     Other                                      12,592,423       12,419,490       14,116,770       17,239,497      10,106,111
                                              ------------    -------------    -------------    -------------    ------------

     Total net revenues                         64,858,962       57,753,117       50,154,801       29,517,505      10,106,111
                                              ------------    -------------    -------------    -------------    ------------

Operating Expenses:
     Cost of  revenues - ticketing              44,850,254       39,930,761       30,686,558       10,936,025              --
     Editorial, production, development
        and technology (exclusive of
        depreciation and amortization
        shown separately below)                  5,347,062        5,587,852        6,208,161        8,480,709       4,999,635
     Selling, general and administrative        18,706,679       20,833,096       19,550,324       24,472,471      17,790,811
     Amortization of CBS advertising               885,974       11,251,566       27,822,802       27,244,647       2,344,950
     Impairment Loss - CBS advertising                  --       57,274,680               --               --              --
     Write-off prepaid trade credits                    --          655,500               --               --              --
      Depreciation and amortization              2,624,729        3,074,614        8,886,350       11,098,537       5,331,067
      Provision for closed stores and lease
        termination costs                               --          (14,644)        (247,657)         233,763       4,551,094
                                              ------------    -------------    -------------    -------------    ------------
Total operating expenses                        72,414,698      138,593,425       92,906,538       82,466,152      35,017,557
                                              ------------    -------------    -------------    -------------    ------------
                Operating loss                  (7,555,736)     (80,840,308)     (42,751,737)     (52,948,647)    (24,911,446)

Equity in earnings of investments                  957,681          234,504        1,470,392        1,906,132       1,188,142
Interest-net                                    (1,442,707)      (1,272,879)        (144,289)        (339,522)       (563,909)
Other net                                        1,163,308         (250,566)         (94,403)         (54,434)         (3,440)
Minority Interest                                 (564,233)        (665,529)        (309,868)        (411,029)       (366,371)
                                              ------------    -------------    -------------    -------------    ------------
Net loss                                      $ (7,441,687)   $ (82,794,778)   $ (41,829,905)   $ (51,847,500)   $(24,657,024)
                                              ============    =============    =============    =============    ============

Net loss per share - basic and diluted        $      (0.36)   $       (3.24)   $       (1.61)   $       (2.23)   $      (2.00)
                                              ============    =============    =============    =============    ============
Weighted average common and common
      equivalent shares outstanding -
      basic and diluted                         20,829,183       25,535,626       26,056,911       23,270,862      12,310,195
                                              ============    =============    =============    =============    ============

                                                                            AS OF DECEMBER 31,
                                              -------------------------------------------------------------------------------
                                                  2003             2002             2001             2000            1999
                                              ------------    -------------    -------------    -------------    ------------
STATEMENT OF OPERATIONS DATA:
                                                               (As Restated
                                                                See Note 2)
BALANCE SHEET DATA:
Cash and cash equivalents                     $  1,867,999    $   2,342,238    $   1,980,966    $   1,911,224    $  2,475,345
Working capital (deficit)                       (6,490,321)      (1,605,147)      10,307,769       14,871,414      (4,817,879)
Total assets                                    56,881,021       61,752,923      143,370,219      169,278,082      62,482,825
Capital lease obligations,
  less current portion                             178,790          238,546          458,390          721,521         995,213
Convertibles Debentures-net                      4,027,629        3,223,988               --               --              --
Total shareholders' equity                      34,285,699       40,047,843      127,171,496      158,693,890      49,498,786

(1) Net revenue has been reduced by $484,154 or 0.8% in the 2002 restated consolidated financial statements as a result of an underaccrual for Broadway Ticketing gift certificates.

         Cost of Revenues - Ticketing has been increased by $444,774 or 1.1% in the 2002 restated consolidated financial statements as a result of an underaccrual for Broadway Ticketing purchases.

         Equity in earnings of investments has been decreased by $315,774 or 57.4% for income improperly recognized in 2002.

         The number of weighted average shares outstanding was reduced by 144,080 shares for the year ended December 31, 2002 to exclude shares issued of restricted stock until vesting date.

         The total effect of the errors was an increase in net loss in 2002 of $1,244,662 or $0.05 per share.

         NOTES:
         -----

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

         o On January 14, 2002, Fountainhead Media Services acquired a 20% equity interest in Baseline, Inc., a wholly owned subsidiary of Hollywood Media. Consideration consisted of a $2 million promissory note payable to Hollywood Media and the contribution by Fountainhead Media of its FilmTracker database, intellectual property rights, all existing contracts and its content management system with a stated value of $2 million. Our Baseline service was integrated with FilmTracker, resulting in a combined service incorporating Baseline's data with FilmTracker's content management system and interface. In the first quarter 2004, we exchanged the promissory note for the 20% equity interest owned by Fountainhead, and we now own 100% of our subsidiary that owns Baseline. See Note 22 - Subsequent Events of the Notes to Hollywood Media's, Consolidated Financial Statements in
           Item 8 of this Form 10-K.

         o In October 2001 we suspended operations of our international ad sales division of hollywood.com.

         o On October 19, 2001, we acquired the telephone number 1-800-BROADWAY.

         o On July 27, 2001 we acquired the assets of Always Independent Entertainment Corp. ("AlwaysI"), which offers independent films to subscribers over the Internet and licenses films to third parties.

         o In January 2001 we exited our e-commerce division.

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

         o On December 31, 1999, we closed all brick and mortar retail operations.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

         The Consolidated Financial Statements as of and for the year ended December 31, 2002 have been restated. For additional information regarding the restatements, please refer to Note 2 of the Notes to Hollywood Media's Consolidated Financial Statements in Item 8 of this Form 10-K. All applicable financial information presented in this Item 7 has been restated to take into account the effects of the restatements described in Note 2 to the Financial Statements.

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

         We were incorporated in 1993 and our business initially consisted of the development, licensing and publishing of intellectual properties, and the operation of entertainment-related retail stores. During 1997 we ceased operations of a major portion of the publishing part of our intellectual property business (although we continue to develop and license intellectual property) and during 1998 and 1999 we phased out all of our retail stores in order to concentrate our resources on the development of a movie vertical focused on providing movie data to businesses and operating consumer web sites. We expanded our organization further in 2000 by adding a ticketing vertical providing Broadway ticketing services to businesses and consumers. A vertical is multiple units which have complimentary operations in the same general type of business. We also continue to own an intellectual property business including Tekno Books (in which we own 51% and consolidate into our results of operations) and NetCo Partners (in which we own 50% and account for under the equity method of accounting).

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

         o On January 14, 2002, Fountainhead Media Services acquired a 20% equity interest in Baseline, Inc., a wholly owned subsidiary of Hollywood Media. Consideration consisted of a $2 million promissory note payable to Hollywood Media and the contribution by Fountainhead Media of its FilmTracker database, intellectual property rights, all existing contracts and content management system with a stated value of $2 million. Our Baseline service was integrated with FilmTracker, resulting in a combined service incorporating Baseline's data with FilmTracker's content management system and interface. In the first quarter 2004, we exchanged the promissory note for the 20% equity interest owned by Fountainhead, and we now own 100% of our subsidiary that owns Baseline. See Note 22 - Subsequent Events, of the Notes to Hollywood Media's Financial Statements in Item 8 of this Form 10-K.

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

         The growth of our data syndication, ticketing and Internet ad sales operations has required substantial financing and may require additional financing to fund our growth plan and for working capital. Our operating plans and assumptions indicate that anticipated cash flows, when combined with other potential sources of capital, will be sufficient to meet our operating and working capital requirements into the first quarter of 2005. If plans change or our assumptions prove to be inaccurate, we may need to seek further financing or reduce the scope of our operations. Our long-term financial success depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations. In the first quarter 2004, Hollywood Media completed a $16.4 million private placement, whereupon the Company received net proceeds of approximately $15.2 million after deduction of expenses in connection with the transaction. See "Liquidity and Capital Resources" below.

         The following discussion and analysis should be read in conjunction with Hollywood Media's Consolidated Financial Statements and the notes thereto included in Item 8 of Part II of this report.

RESULTS OF OPERATIONS

         Year ended December 31, 2003 ("fiscal 2003") as compared to the Year ended December 31, 2002 ("fiscal 2002") and year ended December 31, 2001 ("fiscal 2001").

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

         o DATA BUSINESS - Includes our CinemaSource, EventSource, AdSource and Baseline/FilmTracker operations.

         o INTERNET AD SALES - Includes advertising sold on the web sites Hollywood.com and Broadway.com, the AlwaysI subscription service which offers films to subscribers over the Internet and barter revenues derived from the collection and compilation of movie showtimes data and the hosting of web sites for movie theaters in exchange for advertising services from the theaters.

         o INTELLECTUAL PROPERTIES - Includes our book development and book licensing operation through our 51% owned subsidiary Tekno Books. This segment does not include our 50% interest in NetCo Partners.

NET REVENUES

         Total net revenues for fiscal 2003 were $64,858,962 compared to $57,753,117 and $50,154,801 for fiscal 2002 and 2001, respectively. Revenues increased $7,105,845 or 12% in fiscal 2003 from fiscal 2002 and increased $7,598,316 or 15% in fiscal 2002 from fiscal 2001. The increase in net revenues for fiscal 2003 as compared to fiscal 2002 is primarily the result of increases in Broadway ticketing revenue of $6,932,912, and increases in Data Business revenue of $755,681 and Intellectual Property revenue of $440,142, offsetting a decrease in Internet Ad Sales revenue and Other revenues of $1,022,890 combined, primarily resulting from the elimination of non-cash barter revenue in 2003. We recorded $1,011,606 and $3,166,945 in barter revenue in fiscal 2002 and 2001, respectively and no barter revenue in 2003. Barter revenue as a percentage of total net revenue was 0%, 2% and 6% in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, net revenues were derived 81% from Broadway Ticketing, 11% from Data Business, 4% from Internet Ad Sales and Other and 4% from Intellectual Properties. In fiscal 2002, Broadway Ticketing represented 78% of all revenues, Data Business 11%, Internet Ad Sales 7% and Intellectual Properties 4%.

         Broadway Ticketing revenue for fiscal 2003 was $52,266,539 as compared to $45,333,627 for fiscal 2002, and $36,038,031 for fiscal 2001. Broadway
Ticketing revenue increased $6,932,912 or 15% for fiscal 2003 from fiscal 2002 and increased $9,295,596 or 26% for fiscal 2002 from fiscal 2001. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London's West End both online (Broadway.com) and offline, to domestic and international travel professionals, traveling consumers and New York area theater patrons. Ticket revenue is recognized on the date of performance of the show.

         Data Business net revenue (which includes CinemaSource, EventSource, AdSource and Baseline/FilmTracker) was $6,940,971 for fiscal 2003 compared to $6,185,290 for fiscal 2002, and $5,843,764 for fiscal 2001. Data Business net revenue increased $755,681 or 12% for fiscal 2003 from fiscal 2002 and increased $341,526 or 6% for fiscal 2002 from fiscal 2001. This increase in fiscal 2003 is primarily attributable to the growth in our EventSource division, our AdSource division which launched in January 2002, and Baseline/FilmTracker, where, as a result of the merger in January 2002 between Baseline and FilmTracker, we have signed multi-year licensing agreements with four major film studios, and annual licensing agreements with production companies, agencies and management companies. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to other media outlets and Internet companies including newspapers such as The New York Times and The Washington Post, Internet companies including AOL's Moviefone and Digital City, MSN, Lycos and Yahoo!, and wireless providers such as AT&T Wireless, Sprint PCS, Cingular Wireless, Vindigo and Verizon. Revenue for AdSource is generated by creating exhibitor paid directory ads for insertion in newspapers around the country. Baseline is a film and television database, licensing its data to businesses and professionals in the entertainment industry and generates revenues from the syndication of its data as well as subscription revenue. Hollywood Media acquired the Data business operations of CinemaSource and Baseline on May 18, 1999 and August 31, 1999, respectively, and merged Baseline with FilmTracker on January 14, 2002.

         Internet ad sales revenue was $2,812,173 for fiscal 2003 as compared to $3,823,338 for fiscal 2002 and $6,440,916 for fiscal 2001. The decrease in net Internet ad sales revenue in fiscal 2003 of $1,011,165 from fiscal 2002 is attributable to the elimination of non-cash barter revenue in 2003, which was $1,011,606 in 2002, and a decrease of $533,334 in advertising sales as a result of the Exchange Agreement entered into with Viacom on August 28, 2002, which concluded CBS advertising. Offsetting these decreases was an increase in national, movie studio and other Internet advertising of $533,775. Net Internet ad sales revenues decreased in fiscal 2002 by $2,617,578 from fiscal 2001, attributable to a decrease in non-cash barter revenue of $2,155,339 and a $966,666 decrease in advertising sales as a result of the aforementioned Exchange Agreement, offset by an increase in national advertising and other Internet revenues of $504,427. Internet ad sales revenue is generated from the sale of advertisements and sponsorships on Hollywood.com and Broadway.com. Included in Internet ad sales are non-cash barter revenues of $0, $1,011,606 and $3,166,945 for fiscal 2003, 2002 and 2001, respectively. As a percentage of Internet ad sales, barter revenues comprised 0%, 26% and 49% of Internet Ad sales for fiscal 2003, 2002 and 2001, respectively. Hollywood Media recorded two types of barter revenue related to Internet advertising as more fully described below:

         Barter transactions that generate non-cash advertising revenue (included in Internet ad sales revenues), in which Hollywood Media received advertising in exchange for content advertising on its web site were $17,689 and $185,195 for fiscal 2002 and 2001, respectively. Barter advertising transactions accounted for 0% in 2003, and less than 1% of Hollywood Media's total net revenue for fiscal 2002 and 2001, respectively, and 0%, 1% and 3% of total Internet ad sales and other revenue for fiscal 2003, 2002 and 2001, respectively. As further described in Note 3 to the consolidated financial statements, commencing on January 20, 2000 we adopted Emerging Issues Task Force, EITF No. 99-17 "Accounting for Advertising Barter Transactions," consensus relating to barter revenue and records barter revenue only in instances where the fair value of the advertising surrendered could be determined based on our historical practice of receiving cash for similar advertising.

         Hollywood Media also recorded barter revenue and an equal amount of expense earned under a contract with the National Association of Theater Owners ("NATO"), which Hollywood Media acquired through its acquisition of hollywood.com, Inc. on May 20, 1999. This income is included in Internet ad sales revenue. Through the NATO contract, which is no longer in effect, Hollywood Media promoted its web site to movie audiences by airing movie trailers about Hollywood.com before feature films that played in NATO-member theaters. In exchange, Hollywood Media hosted web sites for member theaters and collected and compiled movie showtimes for the exhibiting NATO members, as well as providing promotional materials and movie information and editorial content. Hollywood Media recorded $993,917 and $2,981,750 in promotional non-cash revenue and non-cash expense included in selling, general and administrative expense under the NATO contract for fiscal 2002 and 2001, respectively. Barter revenue from the NATO contract accounted for 2% and 6% of Hollywood Media's total net revenue for 2002 and 2001, respectively and also accounted for 26% and 46% of total Internet ad sales for 2002 and 2001, respectively.

         Intellectual properties revenues were $2,836,279 for fiscal 2003, compared to $2,396,137 for fiscal 2002 and $1,823,270 for fiscal 2001. Net revenues generated from Intellectual Properties increased $440,142 or 18% in fiscal 2003 from fiscal 2002 and increased $572,867 or 31% in fiscal 2002 from fiscal 2001. The Intellectual Properties division generates revenues from several different activities including book development and licensing, and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies.

EQUITY IN EARNINGS OF INVESTMENTS

         Equity in earnings of investments consists of the following:

                                                as of December 31,
                                     ----------------------------------------
                                        2003           2002           2001
                                     ---------      ----------     ----------
                                                   (As Restated
                                                 See Note 1 below)

         NetCo Partners (a)          $ 957,681      $  234,504     $2,162,630
         MovieTickets.com (b)               --              --       (453,358)
         Beach Wrestling LLC (c)            --              --       (238,880)
                                     ---------      ----------     ----------
                                     $ 957,681      $  234,504     $1,470,392
                                     =========      ==========     ==========

(1) Equity in earnings of investments has been decreased by $315,734, or 57.4% for income improperly recognized in 2002.

         (a) NetCo Partners

         NetCo Partners owns Tom Clancy's NetForce and is primarily engaged in the development and licensing of Tom Clancy's NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method. Hollywood Media's 50% share of earnings of NetCo Partners was $957,681 for fiscal 2003, an increase of 308% or $723,177 as compared to $234,504 for fiscal 2002. Our 50% share of earnings were $2,162,630 for fiscal 2001. Revenues increased for 2003 compared to 2002 as a NetForce manuscript was delivered to the North American publisher in fiscal 2003. Revenues vary year to year dependent on the timing of deliveries of manuscripts to the publisher although, notwithstanding the timing of manuscript deliveries, typically, one NetForce book is published each year in North America. Costs related to the acquisition, development and sales of the intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.

         In April 1997, NetCo Partners entered into an agreement with The Berkley Publishing Group ("Berkley"), a division of Penguin Putnam Inc., which is part of the international media group Pearson plc, to publish a series of six original NetForce novels. The contract, with total maximum advances of $22 million, called for initial publication of the first book to coincide with the airing of the ABC mini-series (February 1999). All six books have been published in North America beginning with the first publication in 1999 and ending in 2001 with the publication of the sixth novel. NetCo Partners receives advances under this contract based on specific milestones throughout the publication process for each of the six books. NetCo's obligations to the publisher are satisfied upon delivery and acceptance of the completed manuscript. NetCo retains no performance obligations after acceptance and is entitled to all advances specified in the contract. This contract calls for royalties on paperback sales to be earned by NetCo Partners at 15% of the publisher's suggested retail price. Royalties are applied first to advances received by NetCo and then NetCo receives 15% of additional sales. In December 2001, NetCo Partners entered into another agreement with Berkley to publish in North America, four more novels based on NetForce, which provide for advances to NetCo Partners of $2 million per book for the first two books and $1 million per book for the second two books against a percentage of the cover price.

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

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. joint venture at December 31, 2003. Excluding AOL's 3% convertible preferred equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture. Hollywood Media records its investment under the equity method of accounting, recognizing 27.1% of ownership of MovieTickets.com income or loss as Equity in Earnings Of Investments. Since the investment has been reduced to near zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media had not guaranteed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded $0 and $0 and a loss of $453,358 in its investment in MovieTickets.com for fiscal 2003, 2002 and 2001, respectively. During fiscal 2000, Hollywood Media contributed $500,000 in cash to MovieTickets.com and issued warrants to AMC to acquire 90,573 shares of Hollywood Media common stock at an exercise price of $17.875 per share valued at $1,000,000. The fair market value of the warrant was recorded as additional investment. During 2001, we loaned MovieTickets.com $100,000. All loans made to MovieTickets.com were repaid in cash with interest in March 2001.

         MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theater exhibitors. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at the participating theaters. The web site contains movie content from Hollywood.com for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket. Service fees on ticket sales were introduced in November 2000. MovieTickets.com's current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players, Inc., Hoyts Cinemas, Marcus Theaters, Consolidated Theatres, Crown Theatres, and other regional exhibitors. These exhibitors operate theaters located in all of the top twenty markets and approximately 70% of the top 50 markets in the United States and Canada and represent approximately 50% of the top 50 grossing theaters in North America. Additionally, Movietickets.com recently launched in the United Kingdom.

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

OPERATING EXPENSES

         COST OF REVENUES - TICKETING. Cost of revenue - ticketing was $44,850,254 for fiscal 2003 compared to $39,930,761 for fiscal 2002 and $30,686,558 for fiscal 2001. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment. As a percentage of ticketing revenues, cost of revenues - ticketing was 86%, 88% and 85% for fiscal 2003, 2002 and 2001, respectively. The reduction in cost of revenue as a percentage of ticketing revenue in 2003 was due in part to a greater proportion of higher margin consumer ticket sales in 2003 compared to 2002.

         EDITORIAL, PRODUCTION, DEVELOPMENT AND TECHNOLOGY. Editorial, production, development and technology costs consist of payroll and related expenses for the editorial and production staff responsible for creating content on the company's web sites for our internet ad sales and business to business segments. Internet access and computer related expenses for the support and delivery of the company's services and fees and royalties paid to authors and co-editors for the intellectual properties segments are also included. Editorial, production, development and technology expense for fiscal year 2003 was $5,347,062 compared to $5,587,852 for fiscal 2002 and $6,208,161 for fiscal 2001. As of percentage of our other revenues, these costs were $42%, 45% and 44% for fiscal 2003, 2002 and 2001, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist of occupancy costs, production costs, human resources and administrative functions as well as professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commission due to advertising agencies, ad rep firms and other parties) and salaries and benefits. Selling, general and administrative expenses for fiscal 2003 were $18,706,679 as compared to $20,833,096 and $19,550,324 for fiscal 2002 and 2001, respectively. Selling, general and administrative expenses decreased $2,126,417 or 10% in fiscal 2003 as compared to fiscal 2002 due to amortization of deferred compensation under a 2002 exchange agreement. Selling, general and administrative expenses increased by $1,282,772 or 7% in fiscal 2002 compared to fiscal 2001 due to the amortization of the deferred compensation described above offset by a decrease in bad debt expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 29% for fiscal 2003 from 36% for fiscal 2002 and 39% for 2001. Non-cash barter expense included in selling, general and administrative expense was $0, $1,011,606 and $3,166,945 for fiscal years 2003, 2002 and 2001, respectively. Non-cash barter transactions accounted for approximately 0%, 5% and 16% of selling, general and administrative expenses for fiscal 2003, 2002 and 2001, respectively.

         AMORTIZATION OF CBS ADVERTISING AND IMPAIRMENT LOSS RELATING TO CBS ADVERTISING. Amortization of CBS advertising relating to our agreements with Viacom was $885,974 for fiscal 2003 compared to $11,251,566 and $27,822,802 for fiscal 2002 and 2001, respectively. Under our agreements with Viacom, Hollywood Media issued shares of common stock and warrants in exchange for cash and CBS's advertising and promotional efforts over seven years across its full range of media properties. The fair value of the common stock and warrants issued to Viacom was recorded in the balance sheet as deferred advertising and amortized as the advertising is used each related contract year.

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

         TRADE CREDITS. During the three month period ended September 30, 2002, we wrote off $655,500 of prepaid barter trade credits that we received in October 2000 when we closed the e-commerce division. The barter trade credits were initially received in exchange for merchandise inventory that we sold on one of our websites.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web development, leasehold improvements, capital leases and amortization of goodwill and intangibles. Depreciation and amortization expense was $2,624,729 for fiscal 2003 as compared to $3,074,614 and $8,886,350 for fiscal 2002 and 2001, respectively. Depreciation and amortization decreased $449,885 or 15% in fiscal 2003 compared to fiscal 2002 primarily attributable to the NATO contract being fully amortized in 2002. For fiscal 2002, depreciation and amortization decreased $5,811,736 or 65% primarily due to the cessation of amortization of goodwill on January 1, 2002 in accordance with SFAS No. 142.

         EXIT AND RETAIL CLOSURE COSTS. There were no provisions (accrual reversal) for exit, retail closure and lease termination costs in 2003 compared to $(14,644) for fiscal 2002 and $(247,657) for fiscal 2001. In 1999, management decided to exit the brick and mortar retail business altogether.

         In 2001, we revised our estimate on lease exit cost as the result of favorable settlements related to outstanding lease obligations. As a result, we reversed $247,657 of previously recorded lease exit costs.

         Liabilities recorded for the estimated cost of exit and retail closure costs were $0 and $27,500 at December 31, 2003 and 2002, respectively.

         See Note 12 to the consolidated financial statements for additional information regarding the costs of exiting our brick and mortar retail business.

INTEREST, NET

         Interest, net was $1,442,707 for fiscal 2003, as compared to $1,272,879 and $144,289 for fiscal 2002 and 2001, respectively. The increase of $169,828 in interest, net in fiscal 2003 over fiscal 2002 was primarily attributable to interest charges and amortization of the beneficial conversion feature related to the convertible debentures of $803,641, offset by the elimination of interest charges related to the extension of a promissory note guaranteed by Hollywood Media since the note was paid off in 2003. The increase in interest, net in 2002 of $1,128,590 compared to 2001 was primarily attributable to interest charges and amortization of beneficial conversion feature of convertible debentures and the incurrence of interest charges related to the aforementioned promissory note. See Note 11 to Hollywood Media's Consolidated Financial Statements included in this Form 10-K.

OTHER, NET

         Other, net was $1,163,308 for fiscal 2003, as compared to $(250,566) and $(94,403) for fiscal 2002 and 2001, respectively. The increase of $1,413,874 in other, net in fiscal 2003 over fiscal 2002 was primarily attributable to a reduction of $1,534,820 in the value of the Filmtracker option, which was marked to market (See Note 5 to Hollywood Media's Consolidated Financial Statements included in this Form 10-K) offset by payment in stock made to the former owner of TDI of $430,042. The decrease of $156,163 in other, net in fiscal 2002 over 2001 was primarily attributable to an accrual of a guaranty on a CinemaSource note sold to an independent third party. See Note 11 to Hollywood Media's Consolidated Financial Statements included in this Form 10-K.

NET LOSS AND LOSS PER SHARE

         Hollywood Media's net loss for fiscal 2003 was $7,441,687 as compared to a net loss of $82,794,778 and $41,829,905 for fiscal 2002 and 2001, respectively. The net loss decreased in fiscal 2003 by $75,353,091 primarily attributable to the impairment of $57,274,680 booked pursuant to the termination of advertising and promotion under the Exchange Agreement with Viacom, Inc. The net loss increased in fiscal 2002 by $40,964,873 over fiscal 2001 primarily because of the aforementioned impairment charge. Net loss per basic and diluted share for fiscal 2003 was $0.36 as compared to a net loss per basic and diluted share of $3.24 for fiscal 2002 and a net loss per basic and diluted share for 2001 of $1.61.

         We have taken several steps to substantially reduce our cash losses by consolidating resources, the closure of unprofitable divisions, and increased controls on expenses. The benefits of such measures can be seen in our results for 2003 and we expect to see these savings continue into 2004. During 2003, we continued with our efforts to reduce costs by further consolidation of activities, services, and employee resources.

         We continue to focus our resources on the expansion of our Data Business, Broadway Ticketing and Intellectual Properties units. Broadway Ticketing has become the most significant revenue source for Hollywood Media, most notably through the acquisition of Theater Direct International in September 2000, the launch of Broadway.com in May 2000 and 1-800-BROADWAY in November 2001. In January 2002, we merged Baseline with FilmTracker providing a combined service incorporating Baseline's rich data with FilmTracker's content management system. Expansion of our Data Business is equally as important since we have stabilized the costs to run these operations and we believe the high gross margins generated from these business units will improve overall cash flow.

         While Hollywood Media believes that the acquisitions made during 1999 through 2002 together with the cost control measures, consolidation of resources and closure of unprofitable businesses described above will lead Hollywood Media to net income in the future, there can be no assurances that the revenues generated will be sufficient to generate material net positive cash flow or net income.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, Hollywood Media had cash and cash equivalents of $1,867,999 compared to cash and cash equivalents of $2,342,238 at December 31, 2002. Working capital (deficit), (defined as current assets less current liabilities), at December 31, 2003 was $(6,490,321), as compared to a working capital (deficit) of $(1,605,147) at December 31, 2002. As a result of the Company's revenue growth and its continued efforts to control costs, the Company's net cash used in operating activities was $351,274 during 2003, as compared to net cash used in operating activities of $3,958,217 and $5,414,855 in 2002 and 2001, respectively. Net cash used in investing activities in 2003 was $376,419 representing capital expenditures during 2003. Net cash provided by financing activities amounted to $253,454 during 2003, primarily representing proceeds from an officer loan. The combined effect of the above was a net decrease in cash and cash equivalents of $474,239 during 2003. In fiscal 2002 net cash used in operating activities was $3,958,217, net cash used in investing activities was $1,437,803 and net cash provided by financing activities was $5,757,292. In fiscal 2001 net cash used in operating activities was $5,414,855, net cash used in investing activities was $696,808 and net cash provided by financing activities was $6,181,405.

         As discussed in Note 22 to the Company's Consolidated Financial Statements, in February 2004, Hollywood Media completed a $16.4 million private placement, which included the issuance of 5,773,355 shares of common stock to investors and five-year warrants to purchase an aggregate of 1,732,006 shares of common stock with an exercise price of $2.84 per share. The Company received net proceeds of approximately $15.2 million after deduction of expenses in connection with the transaction.

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President, of Hollywood Media participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a specified conversion price. As a result of the private placement discussed in
Note 22, the conversion price upon issuance of $3.46 per share was reduced to $3.30 per share after giving effect to a weighted average anti-dilution provision per the agreements. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible debentures if the Debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at specified exercise prices (the exercise prices upon issuance ranged from $3.78 to $3.91 per share, and currently range from $3.34 to $3.65 per share following the effect of the customary weighted average anti-dilution provision noted above). The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. A total of $292,139 in fees were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the warrants issued to the debenture holders).

          Pursuant to Hollywood Media's stock repurchase plan, during the year ended December 31, 2002, Hollywood Media repurchased 111,600 shares of common stock. The repurchase plan terminated in 2002. Cumulatively, Hollywood Media has repurchased 638,600 shares of common stock for an aggregate consideration of $4,216,915 at an average purchase price of $6.60 per share.

         During 2002, Hollywood Media issued 34,644 shares of common stock upon the "cashless" or "net" exercise of outstanding stock options and warrants for which Hollywood Media did not receive cash exercise proceeds. In accordance with EITF Issue No. 00-23 "Issues Related to the Accounting for Stock Compensation Under Opinion No. 25 and FASB Interpretation No. 44", Hollywood Media recorded $97,633 of compensation expense relating to such exercise.

         During 2001, Hollywood Media entered into an agreement with a third party whereby we monetized a certain portion of our accounts receivable. We are initially advanced 85% of the invoice amount with the remaining 15% less fees, transferred to us upon payment by the customer to the third party. At December 31, 2003 we recorded a liability of $196,057 for advances that had been paid to Hollywood Media but remain payable by our customers to the third party.

         The growth of our data syndication, ticketing and Internet ad sales operations has required substantial financing and may require additional financing to fund our growth plan and for working capital. Our operating plans and assumptions indicate that anticipated cash flows, when combined with other potential sources of capital, will be sufficient to meet our working capital requirements for the year 2004. If plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our operations. Our long-term financial success depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations. As described above, in February 2004, Hollywood Media completed a $16.4 million private placement, whereupon the company received net proceeds of approximately $15.2 million after deduction of expenses in connection with the transaction.

CONTRACTUAL OBLIGATIONS

         The following table sets forth information regarding some of our contractual obligations as specified as of December 31, 2003, in accordance with SEC rules requiring this disclosure.

                                                    Payments Due by Period
                                  -------------------------------------------------------------
Contractual                                     Less than       Years       Years        After
Obligations                           Total       1 Year         1-3         4-5        5 Years
-----------                       -----------   ----------   ----------   ----------   --------

Long-term debt (1)                $ 5,700,000   $       --   $5,700,000   $       --   $     --

Capital lease obligations (2)         452,628      257,764      181,979       12,885         --
Operating lease obligations (3)     5,519,263    1,175,585    2,212,497    1,459,909    671,272
                                  -----------   ----------   ----------   ----------   --------

TOTAL CONTRACTUAL OBLIGATIONS     $11,671,891   $1,433,349   $8,094,476   $1,472,794   $671,272
                                  ===========   ==========   ==========   ==========   ========

----------
(1) Long-term debt is the Senior Convertible Debentures due May 22, 2005 exclusive of interest. See Item 7 "Liquidity and Capital Resources" above and Note 11 - Debt, of the Notes to Hollywood Media's Consolidated Financial Statements in Item 8 of this Form 10-K.
(2) Capital lease obligations are future lease payments under capital leases inclusive of interest. See Note 10 - Capital Lease Obligations, of the Notes to Hollywood Media's Financial Statements in Item 8 of this Form 10-K.
(3) Operating lease obligations include leases pertaining to various leased facilities and those classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms expire at various dates through the year 2010. Also, certain equipment used in Hollywood Media's operations is leased under operating leases. See Note 17 - Commitment and Contingencies, of the Notes to Hollywood Media's Financial Statements in Item 8 of this Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2003 and December 31, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding "off-balance sheet arrangements".

CRITICAL ACCOUNTING POLICIES

         In response to the Security and Exchange Commission (SEC) Release Number 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and SEC Release Number 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 3 to the accompanying consolidated financial statements.

         Ticketing Revenue Recognition

         Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational facilities. Revenue recognition is deferred on ticket sales until performance has taken place. Ticket revenue and cost of revenue are recorded on a gross basis.

         Hollywood Media changed its method of revenue recognition effective January 1, 2001, from recognition of revenue from ticket sales when collection was assured and delivery to the customer had taken place to the date of performance for all ticket sales. The impact of this change on the financial statements for the period prior to January 1, 2000 was not material. The impact on reported results of operations for 2000 would have been a reduction of recognized net revenues of approximately $350,000 or 1.2% and an increase in reported net loss of $46,000 or .1%.

         In August 2002, the FASB Emerging Issue Task Force issued EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" (EITF 02-16), which addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor's products and a entity that purchases the vendor's products from a reseller. Hollywood Media adopted early EITF Issue No. 02-16 on December 31, 2002 for its ticketing business. The impact on reported results of operations on 2002 was a reduction in net revenues and a corresponding decrease in cost of revenue-ticketing by $1,101,683 resulting in no change in financial position.

         Advertising Costs

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. As further described in Note 14, in the first quarter of 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media was entitled to utilize a specified portion of this advertising each contract year. The deferred advertising is carried on Hollywood Media's balance sheet as a deferred asset and is being amortized over the contract period as the advertising is utilized. Advertising expense recorded related to CBS advertising for 2003, 2002 and 2001 was $885,974, $11,251,566 and $27,822,802, respectively, and is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS advertising."

         On August 28, 2002, Hollywood Media entered into an Exchange Agreement with Viacom which terminated various agreements with CBS. Refer to "Amortization of CBS Advertising and Impairment Loss Relating to CBS Advertising" above.

         Barter Transactions

         Hollywood Media recorded barter revenue and expense under its contract with NATO described under "Net Revenue" above. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collected and compiled movie showtimes data for NATO member theaters and hosted web sites for certain theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provided ongoing web site maintenance services for certain theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters were to promote the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com. Hollywood Media recorded revenue and expense from these activities measured at the fair value of the services exchanged in accordance with Accounting Principles Board Opinion ("APB") No. 29, "Accounting for Nonmonetary Transactions." In 2003, 2002 and 2001 we recorded $0, $993,917 and $2,981,750, respectively, in revenue and expense under the NATO contract. Additionally in 2003, 2002 and 2001 we recorded $0, $17,689, and $185,195, respectively in other non-cash Internet barter transactions. The NATO contract is no longer in effect.

         Stock Based Compensation

         As permitted under Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure - an amendment of FAS 123" ("SFAS No. 148"), which amended Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), we have chosen to account for our Stock Plan under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded (except as discussed in Note 18). SFAS No. 148 requires disclosure of the estimated fair value of our employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values.

         Impairment of Long-Lived Assets

         Effective December 31, 2001, Hollywood Media adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144"). SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30") for the disposal of a segment of a business. Consistent with SFAS No. 121, SFAS No.

144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

         We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in 2003, 2002, or 2001 other than the asset write downs discussed in Note 9 of the Notes to the Company's Consolidated Financial Statements.

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

         As prescribed by SFAS No. 142, Hollywood Media completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date in 2002 and 2003. (See Note 9 of the Notes to the Company's Consolidated Financial Statements). As of December 31, 2003, Hollywood Media is not aware of any items or events that would cause it to adjust the recorded value of its goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media's goodwill is impaired in subsequent periods and result in a writeoff of a portion or all of the goodwill.

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

AUDIT FEES AND OTHER

         The aggregate fees billed to Hollywood Media for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2003 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the year ended December 31, 2003 were $315,000. Refer to Item 14 - Principal Accounting Fees and Services.

RELATED PARTY TRANSACTIONS

         Hollywood Media has been a party to various transactions with certain officers, directors and affiliates. See the descriptions of such transactions in
Item 13, "Certain Relationships and Related Transactions", and Note 21 of the Notes to Hollywood Media's Consolidated Financial Statements in Item 8 of this Form 10-K.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Ernst & Young LLP, Independent Certified Public Accountants.....   40

Report of Arthur Andersen LLP, Independent Certified Public Accountants ..   41

Consolidated Balance Sheets
  as of December 31, 2003 and December 31, 2002 ..........................   42

Consolidated Statements of Operations
  for the Years Ended December 31, 2003, 2002 and 2001 ...................   43

Consolidated Statements of Shareholders' Equity
  for the Years Ended December 31, 2003, 2002 and 2001 ...................   44

Consolidated Statements of Cash Flows
  for the Years Ended December 31, 2003, 2002 and 2001 ...................   45

Notes to Consolidated Financial Statements ...............................   46

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Hollywood Media Corp.:

         We have audited the accompanying consolidated balance sheets of Hollywood Media Corp. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statement of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Hollywood Media Corp. and Subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated March 13, 2002, expressed an unqualified opinion on those statements prior to the revisions described in Notes 3, 4 and 9.

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

         In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hollywood Media Corp. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 9, to the consolidated financial statements, the Company changed its method of accounting for business combinations and goodwill and other intangible assets during the year ended December 31, 2002.

         As discussed above, the financial statements of Hollywood Media Corp. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 9, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 9 with respect to 2001 include (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in that period related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported net loss to adjusted net loss, and the related loss-per-share amounts. As described in Note 4, these financial statements have also been revised to include the disclosures required by Statement of Financial Accounting Standards (Statement) No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123. Our audit procedures with respect to the disclosures in Note 4 with respect to 2001 included (a) agreeing the stock-based employee compensation expense under the fair value method to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported net loss to adjusted net loss. As described in
Note 3, these financial statements have also been revised to reclassify costs previously included in general and administrative expenses and cost of revenues
- other to editorial, production, development and technology and other costs previously included in selling and marketing expenses, general and administrative expenses and salaries and benefits into selling, general and administrative expenses. Our audit procedures with respect to the disclosures in
Note 3 with respect to 2001 include (a) agreeing the reclassified costs to the Company's accounting records, and (b) testing the mathematical accuracy of the reclassified selling, general and administrative expenses and editorial, production, development and technology expenses, in the statement of operations. In our opinion, the disclosures for 2001 in Notes 3, 4 and 9 described above are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                                                           /s/ Ernst & Young LLP

Miami, Florida
March 26, 2004

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

As explained in Note 3 to the Financial Statements, effective January 20, 2000, Hollywood Media adopted the consensus of Emerging Issues Task Force Issue No. 99-17, "Accounting for Advertising Barter Transactions" for advertising barter transactions entered into after January 20, 2000.

ARTHUR ANDERSEN LLP

Miami, Florida,
March 13, 2002.

         THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH HOLLYWOOD MEDIA CORP.'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,     December 31,
                                                                                       2003              2002
                                                                                   -------------    -------------

                                      ASSETS                                                        (As Restated,
                                                                                                      see Note 2)
CURRENT ASSETS:
    Cash and cash equivalents                                                      $   1,867,999    $   2,342,238
    Receivables, net                                                                   1,496,934        1,845,063
    Inventories                                                                        5,770,289        7,144,311
    Prepaid expenses                                                                     941,966        1,026,454
    Other receivables                                                                    654,141          510,532
    Other current assets                                                                  10,296          247,532
    Deferred advertising - CBS                                                            38,807          924,780
                                                                                   -------------    -------------
    Total current assets                                                              10,780,432       14,040,910

RESTRICTED CASH                                                                          850,000               --
PROPERTY AND EQUIPMENT, net                                                            2,236,906        3,563,569
INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES                                   164,205          294,438
INTANGIBLE ASSETS, net                                                                 1,603,985        2,342,807
GOODWILL, net                                                                         40,813,682       40,773,968
OTHER ASSETS                                                                             431,811          737,231
                                                                                   -------------    -------------
TOTAL ASSETS                                                                       $  56,881,021    $  61,752,923
                                                                                   =============    =============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                               $   2,201,431    $   1,354,663
    Accrued expenses and other                                                         5,178,467        4,299,655
    Notes payable                                                                             --          250,000
    Loan from shareholder/officer                                                        600,000               --
    Accrued exit and retail closure costs                                                     --           27,500
    Deferred revenue                                                                   9,063,317        9,374,156
    Current portion of capital lease obligations                                         227,538          340,083
                                                                                   -------------    -------------
    Total current liabilities                                                         17,270,753       15,646,057

CAPITAL LEASE OBLIGATIONS, less current portion                                          178,790          238,546
DEFERRED REVENUE                                                                         193,063          214,626
MINORITY INTEREST                                                                         21,895               --
OTHER DEFERRED LIABILITY                                                                 903,192        2,381,863
CONVERTIBLE DEBENTURES, NET                                                            4,027,629        3,223,988

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding              --               --
    Common stock, $.01 par value, 100,000,000 shares authorized; 21,810,266 and 20,253,863 shares issued and outstanding  at December 31, 2003 and
        December 31, 2002, respectively                                                  218,103          202,539
    Additional paid-in capital                                                       279,087,772      277,261,293
    Deferred compensation                                                               (162,500)              --
    Accumulated deficit                                                             (244,857,676)    (237,415,989)
                                                                                   -------------    -------------
    Total shareholders' equity                                                        34,285,699       40,047,843
                                                                                   -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  56,881,021    $  61,752,923
                                                                                   =============    =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                  2003            2002            2001
                                                              ------------    -------------    ------------

                                                                              (As Restated,
                                                                                See Note 2)
NET REVENUES
    Ticketing                                                 $ 52,266,539    $  45,333,627    $ 36,038,031
    Other                                                       12,592,423       12,419,490      14,116,770
                                                              ------------    -------------    ------------
                                                                64,858,962       57,753,117      50,154,801
                                                              ------------    -------------    ------------
OPERATING EXPENSES:
    Cost of revenues - ticketing                                44,850,254       39,930,761      30,686,558
    Editorial, production, development and technology
      (exclusive of depreciation and amortization
      shown separately below)                                    5,347,062        5,587,852       6,208,161
    Selling, general and administrative                         18,706,679       20,833,096      19,550,324
    Amortization of CBS advertising                                885,974       11,251,566      27,822,802
    Impairment loss - CBS advertising                                   --       57,274,680              --
    Write-off of prepaid trade credits                                  --          655,500              --
    Depreciation and amortization                                2,624,729        3,074,614       8,886,350
    Provision for closed stores and lease termination costs             --          (14,644)       (247,657)
                                                              ------------    -------------    ------------

        Total operating expenses                                72,414,698      138,593,425      92,906,538
                                                              ------------    -------------    ------------

        Operating loss                                          (7,555,736)     (80,840,308)    (42,751,737)

EQUITY  IN EARNINGS OF INVESTMENTS                                 957,681          234,504       1,470,392

OTHER INCOME (EXPENSE):

    Interest, net                                               (1,442,707)      (1,272,879)       (144,289)
    Other, net                                                   1,163,308         (250,566)        (94,403)
                                                              ------------    -------------    ------------

         Loss before minority interest                          (6,877,454)     (82,129,249)    (41,520,037)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                     (564,233)        (665,529)       (309,868)
                                                              ------------    -------------    ------------

         Net loss                                             $ (7,441,687)   $ (82,794,778)   $(41,829,905)
                                                              ============    =============    ============

Basic and diluted loss per common share                       $      (0.36)   $       (3.24)   $      (1.61)
                                                              ============    =============    ============

Weighted average common and common equivalent shares
   outstanding - basic and diluted                              20,829,183       25,535,626      26,056,911
                                                              ============    =============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                Common Stock                       Additional
                                           ----------------------     Deferred       Paid-in      Accumulated
                                             Shares      Amount     Compensation     Capital        Deficit           Total
                                           ----------   ---------    ----------   -------------  --------------    ------------
Balance - December 31, 2000                24,730,968     247,309      (102,067)    271,339,954    (112,791,306)    158,693,890

Issuance of common stock
  in private placements                     1,518,273      15,183            --       6,308,581              --       6,323,764
Issuance of stock for acquisitions            264,303       2,643            --       2,166,432              --       2,169,075
Reclassification of liability
  for exercised put option                         --          --            --        (452,187)             --        (452,187)
Issuance of common stock
  for services rendered                        22,469         225            --          94,819              --          95,044
Issuance of options and warrants
  for services rendered                            --          --            --         367,110              --         367,110
Issuance of stock - note extension             20,931         209            --         118,763              --         118,972
Employee stock and
  stock option compensation                    42,295         423            --         247,063              --         247,486
Issuance of common stock -
  exercise of  warrants                     1,132,845      11,329            --         (11,329)             --              --
Issuance of common stock to pay
  obligations of Hollywood Media              292,615       2,926            --       1,505,519              --       1,508,445
Amortization of employee
  stock bonuses                                    --          --    (2,072,301)      2,280,587              --         208,286
Stock option exercise                          56,210         562            --         174,654              --         175,216
Shares repurchased and retired               (109,500)     (1,095)           --        (452,605)             --        (453,700)
Net loss                                           --          --            --              --     (41,829,905)    (41,829,905)
                                           ----------   ---------    ----------   -------------  --------------    ------------

Balance - December 31, 2001                27,971,409     279,714    (2,174,368)    283,687,361    (154,621,211)    127,171,496

Issuance of options and
  warrants for services rendered                   --          --            --         641,269              --         641,269
Issuance of stock -
  401(k) employer match and other              21,940         220            --         134,407              --         134,627
Issuance of restricted common stock and
  amortization of deferred compensation       520,682       5,207     2,174,368          (5,207)             --       2,174,368
Issuance of stock - note extension             43,044         430            --         186,787              --         187,217
Employee stock compensation                    54,392         544            --         292,551              --         293,095
Stock option and warrant exercise -
  net issuance                                 34,644         346            --          97,287              --          97,633
Issuance of warrants pursuant to
  exercise notice                             218,009       2,180            --          (2,180)             --              --
Interest payment to
  convertible debenture holders                87,459         875            --         114,110              --         114,985
Issuance of stock for acquisitions             28,571         286            --         109,998              --         110,284
Warrants and beneficial
  conversion feature -
  convertible debentures                           --          --            --       2,903,838              --       2,903,838
Retirement of common stock
  pursuant to an exchange agreement        (8,614,687)    (86,147)           --     (10,570,510)             --     (10,656,657)
Shares repurchased and retired               (111,600)     (1,116)           --        (328,418)             --        (329,534)
Net loss (As restated, see Note 2)                 --          --            --              --     (82,794,778)    (82,794,778)
                                           ----------   ---------    ----------   -------------  --------------    ------------

Balance - December 31, 2002
  (As restated, see Note 2)                20,253,863     202,539            --     277,261,293    (237,415,989)     40,047,843

Issuance stock of options and warrants
  for services rendered                       152,500       1,525            --         143,879              --         145,404
Issuance of stock -
  401(k) employer match and other             155,783       1,558            --         154,225              --         155,783
Issuance of stock - stock option
  exercise                                     65,000         650            --          85,850              --          86,500
Issuance of restricted common stock
  and amortization of
  deferred compensation                       293,638       2,936      (162,500)        377,228              --         217,664
Settlement of debt with common stock          319,835       3,198            --         426,844              --         430,042
Settlement of employment agreement            115,000       1,150            --         139,150              --         140,300
Settlement of guarantee
  with common stock                           110,836       1,108            --         151,027              --         152,135
Interest payment to convertible
  debenture holders                           315,240       3,153            --         308,848              --         312,001
Purchase price adjustment                      28,571         286            --          39,428              --          39,714
Net loss                                           --          --            --              --      (7,441,687)     (7,441,687)
                                           ----------   ---------    ----------   -------------  --------------    ------------

Balance - December 31, 2003                21,810,266   $ 218,103    $ (162,500)  $ 279,087,772  $ (244,857,676)   $ 34,285,699
                                           ==========   =========    ==========   =============  ==============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                  -------------------------------------------
                                                                     2003           2002            2001
                                                                  -----------    ------------    ------------
                                                                                 (As Restated
                                                                                  See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(7,441,687)   $(82,794,778)   $(41,829,905)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                2,624,729       3,074,614       8,886,350
       Equity in earnings of investments,
         net of return of invested capital                            130,233       1,228,081         191,695
       Interest paid in stock                                         312,001              --
       Interest - non-cash                                                 --         743,958              --
       Amortization of discount on convertible notes                  803,641              --              --
       Issuance of compensatory stock,
         stock options and warrants
         for services rendered                                        145,404       1,137,223         709,640
       Amortization of deferred compensation costs                    217,664       2,174,368         208,286
       Amortization of deferred financing costs                       129,696          75,657              --
       Provision for bad debts                                        134,061         233,188         550,117
       Write-off - prepaid trade credits                                   --         655,500              --
       Impairment loss - CBS advertising                                   --      57,274,680              --
       Amortization of CBS advertising                                885,974      11,251,566      27,822,802
       Distribution of earnings to minority partners                 (463,628)       (700,503)       (426,226)
       Minority interest in gain of subsidiaries                      564,233         665,529         309,868
       Change in fair value of FilmTracker option                  (1,534,820)             --              --
       Changes in assets and liabilities:
         Restricted cash                                             (850,000)             --              --
         Receivables                                                  214,068        (423,670)       (428,565)
         Prepaid expenses                                              84,488        (279,972)        (59,454)
         Inventories                                                1,225,849         (57,867)     (2,814,232)
         Other current assets                                         237,236        (246,493)        (12,094)
         Other assets                                                 175,724         (12,249)        (13,549)
         Other receivables                                           (143,609)
         Accounts payable                                             846,768        (214,266)       (726,047)
         Deferred revenue                                            (332,402)        614,654       3,331,450
         Other deferred liability                                      56,149         127,793              --
         Other accrued expenses                                     1,626,954       1,514,770      (1,114,991)
                                                                  -----------    ------------    ------------
           Net cash provided by (used in) operating activities       (351,274)     (3,958,217)     (5,414,855)
                                                                  -----------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash received                      --         (10,000)        300,000
     Capital expenditures                                            (376,419)     (1,427,803)       (996,808)
                                                                  -----------    ------------    ------------
           Net cash used in investing activities                     (376,419)     (1,437,803)       (696,808)
                                                                  -----------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from shareholder/officer loan                           700,000       1,651,000       1,570,000
     Payments of shareholder/officer loan                            (100,000)     (2,101,000)     (1,120,000)
     Payments to repurchase common stock                                   --        (329,031)       (453,700)
     Payments under note payable                                           --        (100,000)       (400,000)
     Proceeds received from exchange of
       advertising for common stock and warrants                           --       2,000,000              --
     Net proceeds from issuance of common stock                       150,000              --       6,323,764
     Net advances from factor                                        (141,421)         (4,378)        341,856
     Proceeds from issuance of convertible debentures
      and warrants, less issuance costs                                    --       5,342,600              --
     Proceeds from exercise of stock options and warrants                  --              --         175,216
     Payments under capital lease obligations                        (355,125)       (701,899)       (255,731)
                                                                  -----------    ------------    ------------
           Net cash provided by financing activities                  253,454       5,757,292       6,181,405
                                                                  -----------    ------------    ------------

           Net increase (decrease) in cash and cash equivalents      (474,239)        361,272          69,742

CASH AND CASH EQUIVALENTS, beginning of period                      2,342,238       1,980,966       1,911,224
                                                                  -----------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                          $ 1,867,999    $  2,342,238    $  1,980,966
                                                                  ===========    ============    ============

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
     Interest paid                                                $   126,734    $    137,551    $    322,230
                                                                  ===========    ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                     --------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 2003 AND 2002
                           --------------------------

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

         Hollywood Media acquired Theatre Direct NY, Inc. ("TDI") on September 15, 2000. TDI is a ticketing wholesaler to groups and individuals with access to theater tickets and knowledgeable service covering shows on Broadway, off-Broadway and in London's West End. In addition, TDI is a live theater marketing and sales agency serving businesses and groups including domestic and international travel professionals and traveling consumers. Hollywood Media also sells Broadway tickets through 1-800-BROADWAY, which was launched in November 2001, and on Broadway.com.

         The intellectual properties division owns or controls the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities, which it licenses across all media, including books, films and television, multimedia software, and other products. Hollywood

Media acquires the rights to its intellectual properties pursuant to agreements that grant it exclusive rights in the intellectual property itself as well as the right to use the creator's name in the title of the intellectual property. The intellectual properties division also includes a 51%-owned book development and licensing operation named Tekno Books which focuses on developing and executing book projects, typically with best-selling authors, which books are then licensed for publication to book publishers. Tekno Books generates revenues from new book projects in the form of non-refundable advances paid by publishers and royalties from its library of book titles.

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

         In January 2001, Hollywood Media closed its e-commerce division which was opened in November 1998.

         In 2000, Hollywood Media acquired an interest in MovieTickets.com Inc., a joint venture, primarily with AMC Entertainment Inc. (AMC), National Amusements, Inc. (NAI), Viacom Inc. and America Online, Inc. (AOL). Hollywood Media owns 26.4% of the equity in the MovieTickets.com joint venture, and excluding AOL's 3% convertible preferred equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture at December 31, 2002. The MovieTickets.com web site, which launched in May 2000, allows users to purchase movie tickets online and retrieve them at "will call" windows or kiosks at the theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at the theater. The web site features movie content from Hollywood Media's various divisions for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos and box office results. MovieTickets.com generates revenue from the sale of advertising and from service fees charged to users for the purchase of tickets. These revenues are not included in Hollywood Media's revenues. Hollywood Media records its share of the earnings or loss in MovieTickets.com as equity in earnings of investments. Refer to Note 16 for discussion of Hollywood Media's interest in MovieTickets.com, Inc.

         Hollywood Media has expended significant funds developing its ticketing, Data business, Internet ad sales, intellectual property, e-commerce, and other businesses. Operating losses since inception have contributed to an accumulated deficit of $244,857,676 at December 31, 2003. The success of Hollywood Media's operations in future years is dependent on its ability to generate adequate revenues and cash flows to offset operating expenses. Hollywood Media expects to incur additional losses during the next several years while it continues to grow its businesses. Hollywood Media's operating plans and assumptions indicate that anticipated cash flows, when combined with other potential sources of capital, will be sufficient to meet working capital requirements for the year 2004. There can be no assurances that Hollywood Media will be able to generate sufficient revenues from these activities to cover its costs and therefore, Hollywood Media may continue to incur losses and negative cash flows from operations. To the extent that Hollywood Media does not generate sufficient revenues to offset expenses Hollywood Media will require further financing to fund ongoing operations.

         In the first quarter 2004, Hollywood Media completed a $16.4 million private placement, whereupon the Company received net proceeds of approximately $15.2 million after deduction of expenses in connection with the transaction. Refer to Note 22 - Subsequent Events.

(2)      RESTATEMENT:
         ------------

         Following the recommendation of management and the concurrence of the Audit Committee of the Board of Directors, Hollywood Media made a determination to restate its previously filed financial statements as of and for the year ended December 31,

2002. The restatement is being made primarily to correct errors in the way Hollywood Media had previously accounted for Ticketing Business gift certificates and ticketing purchases and to make other adjustments set forth below which were identified by Hollywood Media's current auditors during the course of their audit of Hollywood Media's 2003 financial statements. The restated transactions are described in detail below and have been grouped under headings for convenience only.

         Revenue

         o Ticketing revenue has been reduced by $484,154, or 1.1%, in the 2002 restated consolidated financial statements as a result of an underaccrual for Broadway Ticketing gift certificates.

         Cost of Revenues - Ticketing

         o Cost of Revenues - Ticketing has been increased by $444,774, or 1.1%, in the 2002 restated consolidated financial statements as a result of an underaccrual for Broadway ticketing purchases.

         Equity in Earnings of Investments

         o Equity in earnings of investments has been decreased by $315,734, or 51.7%, for income improperly recognized in 2002.

         Weighted Average Shares Outstanding

         o The number of weighted average shares outstanding was reduced by 144,080 shares for the year ended December 31, 2002 to exclude shares issued of restricted stock until vesting date.

         The total effect of the errors was an increase in the net loss in 2002 of $1,244,662, or $0.05 per share.

         ------------

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                  As previously    Restatement
                                                    reported       adjustments       Restated
                                                  -------------    -----------    -------------
CURRENT ASSETS:
Cash and cash equivalents                         $   2,342,238    $        --    $   2,342,238
Receivables, net                                      1,845,063             --        1,845,063
Inventories                                           7,144,311             --        7,144,311
Prepaid expenses                                      1,026,454             --        1,026,454
Other receivables                                       510,532             --          510,532
Other current assets                                    247,532             --          247,532
Deferred advertising - CBS                              924,780             --          924,780
                                                  -------------    -----------    -------------
Total current assets                                 14,040,910             --       14,040,910

PROPERTY AND EQUIPMENT, net                           3,563,569             --        3,563,569
INVESTMENTS IN AND ADVANCES TO
  EQUITY METHOD INVESTEES                               610,172       (315,734)         294,438
INTANGIBLE ASSETS, net                                2,342,807             --        2,342,807
GOODWILL, net                                        40,773,968             --       40,773,968
OTHER ASSETS                                            737,231             --          737,231
                                                  -------------    -----------    -------------
TOTAL ASSETS                                      $  62,068,657    $  (315,734)   $  61,752,923
                                                  =============    ===========    =============

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                  $   1,354,663             --    $   1,354,663
Accrued expenses and other                            3,854,881        444,774        4,299,655
Notes payable                                           250,000             --          250,000
Accrued exit and retail closure costs                    27,500             --           27,500
Deferred revenue                                      8,890,002        484,154        9,374,156
Current portion of capital lease obligations            340,083             --          340,083
                                                  -------------    -----------    -------------
Total current liabilities                            14,717,129        928,928       15,646,057

CAPITAL LEASE OBLIGATIONS, less current portion         238,546             --          238,546
DEFERRED REVENUE                                        214,626             --          214,626
MINORITY INTEREST                                            --             --               --
OTHER DEFERRED LIABILITY                              2,381,863             --        2,381,863
CONVERTIBLE DEBENTURES, NET                           3,223,988             --        3,223,988
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value,
  100,000,000 shares authorized;
  21,810,266 and 20,253,863 shares issued and
  outstanding at December 31, 2003 and
  December 31, 2002, respectively                       202,539             --          202,539
Additional paid-in capital                          277,261,293             --      277,261,293
Deferred compensation                                        --             --               --
Accumulated deficit                                (236,171,327)    (1,244,662)    (237,415,989)
                                                  -------------    -----------    -------------
Total shareholders' equity                           41,292,505     (1,244,662)      40,047,843
                                                  -------------    -----------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  62,068,657    $  (315,734)   $  61,752,923
                                                  =============    ===========    =============

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                DECEMBER 31, 2002

                                                          As previously     Restatement
                                                            reported        adjustments       Restated
                                                          -------------    ------------    -------------
NET REVENUES
Ticketing                                                 $  45,817,781    $   (484,154)   $  45,333,627
Other                                                        12,419,490              --       12,419,490
                                                          -------------    ------------    -------------
                                                             58,237,271        (484,154)      57,753,117
                                                          -------------    ------------    -------------

Cost of revenues - ticketing                                 39,485,987         444,774       39,930,761
Editorial, production, development and technology
  (exclusive of depreciation and amortization shown
  separately below)                                           5,587,852              --        5,587,852
Selling, general and administrative                          20,833,096              --       20,833,096
Amortization of CBS advertising                              11,251,566              --       11,251,566
Impairment loss - CBS advertising                            57,274,680              --       57,274,680
Write-off of prepaid trade credits                              655,500              --          655,500
Depreciation and amortization                                 3,074,614              --        3,074,614
Provision for closed stores and lease termination costs         (14,644)             --          (14,644)
                                                          -------------    ------------    -------------

Total operating expenses                                    138,148,651         444,774      138,593,425
                                                          -------------    ------------    -------------

Operating loss                                              (79,911,380)       (928,928)     (80,840,308)

EQUITY IN EARNINGS OF INVESTMENTS                               550,238        (315,734)         234,504

OTHER INCOME (EXPENSE):

Interest, net                                                (1,272,879)             --       (1,272,879)
Other, net                                                     (250,566)             --         (250,566)
                                                          -------------    ------------    -------------
Loss before minority interest                               (80,884,587)     (1,244,662)     (82,129,249)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                  (665,529)             --         (665,529)
                                                          -------------    ------------    -------------
Net loss                                                  $ (81,550,116)   $ (1,244,662)   $ (82,794,778)
                                                          =============    ============    =============
Basic and diluted loss per common share                   $       (3.18)   $      (0.05)   $       (3.24)
                                                          =============    ============    =============
Weighted average common and common equivalent shares
outstanding - basic and diluted                              25,679,706              --       25,535,626
                                                          =============    ============    =============

         ------------

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                                 As previously   Restatement
                                                                   reported      adjustments      Restated
                                                                 ------------    -----------    ------------
CASH FLOWS FROM OPERTING ACTIVITIES:
Net loss                                                         $(81,550,116)   $(1,244,662)   $(82,794,778)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization                                 3,074,614             --       3,074,614
      Equity in earnings of investments,
        net of return of invested capital                             912,347        315,734       1,228,081
      Interest - non-cash                                             743,958             --         743,958
      Issuance of compensatory stock,
        stock options and warrants for
        services rendered                                           1,137,223             --       1,137,223
     Amortization of deferred compensation costs                    2,174,368             --       2,174,368
     Amortization of deferred financing costs                          75,657             --          75,657
     Provision for bad debts                                          233,188             --         233,188
     Write-off - prepaid trade credits                                655,500             --         655,500
     Impairment loss - CBS advertising                             57,274,680             --      57,274,680
     Amortization of CBS advertising                               11,251,566             --      11,251,566
     Distribution of earnings to minority partners                   (700,503)            --        (700,503)
     Minority interest in gain of subsidiaries                        665,529             --         665,529
     Changes in assets and liabilities:
        Receivables                                                  (423,670)            --        (423,670)
        Prepaid expenses                                             (279,972)            --        (279,972)
        Inventories                                                   (57,867)            --         (57,867)
        Other current assets                                         (246,493)            --        (246,493)
        Other assets                                                  (12,249)            --         (12,249)
        Accounts payable                                             (214,266)            --        (214,266)
        Deferred revenue                                              130,500        484,154         614,654
        Deferred liability                                            127,793             --         127,793
      Other accrued expenses                                        1,069,996        444,774       1,514,770
                                                                 ------------    -----------    ------------
          Net cash provided by (used in) operating activities      (3,958,217)            --      (3,958,217)
                                                                 ------------    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for acquisitions, net of cash received                (10,000)            --         (10,000)
      Capital expenditures                                         (1,427,803)            --      (1,427,803)
                                                                 ------------    -----------    ------------
          Net cash used in investing activities                    (1,437,803)            --      (1,437,803)
                                                                 ------------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from shareholder/officer loan                        1,651,000             --       1,651,000
      Payments of shareholder/officer loan                         (2,101,000)            --      (2,101,000)
      Payments to repurchase common stock                            (329,031)            --        (329,031)
      Payments under note payable                                    (100,000)            --        (100,000)
     Proceeds received from exchange of
       advertising for common stock and warrants                    2,000,000             --       2,000,000
     Net advances from factor                                          (4,378)            --          (4,378)
     Proceeds from issuance of convertible debentures
       and warrants, less insurance costs                           5,342,600             --       5,342,600
     Payments under capital lease obligations                        (701,899)            --        (701,899)
                                                                 ------------    -----------    ------------
          Net cash provided by financing activities                 5,757,292             --       5,757,292
                                                                 ------------    -----------    ------------
          Net increase (decrease) in cash and cash equivalents        361,272             --         361,272

CASH AND CASH EQUIVALENTS, beginning of period                      1,980,966             --       1,980,966
                                                                 ------------    -----------    ------------
CASH AND CASH EQUIVALENTS, end of period                         $  2,342,238    $        --    $  2,342,238
                                                                 ============    ===========    ============
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
     Interest paid                                               $    137,551    $        --    $    137,551
                                                                 ============    ===========    ============

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

         Principles of Consolidation
         ---------------------------

         The Company's consolidated financial statements include the accounts of Hollywood Media, its wholly owned subsidiaries, and its 51% and 50.5% owned subsidiaries, Tekno Books and Fedora, Inc., respectively. All significant intercompany balances and transactions have been eliminated in consolidation and a minority interest has been established to reflect the outside ownership of Tekno Books and Fedora, Inc. Hollywood Media's 50% and 26.4% ownership interests in NetCo Partners and MovieTickets.com, respectively, are accounted for under the equity method of accounting.

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

         Significant estimates and assumptions embodied in the accompanying financial statements include the adequacy of reserves for accounts receivables and Hollywood Media's ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets.

         Cash and Equivalents
         --------------------

         Hollywood Media considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $1,867,999 and $2,342,238 at December 31, 2003 and 2002, respectively.

         Receivables
         -----------

         Receivables consist of amounts due from customers who have advertised on Hollywood Media's web sites, have purchased content from Hollywood Media's syndication businesses, have purchased live theater tickets and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $259,109 and $307,398 at December 31, 2003 and 2002, respectively. Changes in the allowance for doubtful accounts consisted of:

                                                     December 31,
                                         -----------------------------------
                                           2003         2002          2001
                                         ---------    ---------    ---------
         Balance at beginning of year    $ 307,398    $ 375,681    $ 567,702
         Additions charged to expense      134,061      233,188      550,117
         Write offs                       (182,350)    (301,471)    (742,138)
                                         ---------    ---------    ---------
         Balance at end of year          $ 259,109    $ 307,398    $ 375,681
                                         =========    =========    =========

         During 2001, Hollywood Media entered into an agreement with a third party whereby a certain portion of its accounts receivable was monetized. Hollywood Media receives an initial advance of 85% of the invoice amount, with the remaining 15%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At December 31, 2003 and December 31, 2002, included in "accrued expenses and other" in the accompanying balance sheets is a liability of $196,057 and $337,478, respectively, which was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party.

         Inventory
         ---------

         Inventory consists primarily of Broadway or other live theater tickets sold to groups, individuals, travel agencies, as well as unsold theater tickets and is carried at cost using the specific identification method. Ticket inventory does not include movie tickets. Unsold ticket inventory amounted to $155,843 and $509,034 at December 31, 2003 and 2002 respectively, and sold ticket inventory, for which revenue has not been recorded until the performance of the show has taken place, amounted to $5,614,446 and $6,635,277 at December 31, 2003 and 2002 respectively.

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

         Goodwill and Intangible Assets
         ------------------------------

         Prior to December 31, 2001, goodwill had been amortized on a straight-line basis over its estimated useful life, which ranged from 10 to 40 years. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if indicators arise. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives.

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

         Hollywood Media evaluates the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. Hollywood Media determines fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in 2003, 2002, or 2001 other than the asset write downs discussed in Note 14.

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

         In August 2002, the FASB Emerging Issue Task Force issued EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" (EITF 02-16), which addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor's products and a entity that purchases the vendor's products from a reseller. Hollywood Media early adopted EITF Issue No. 02-16 on December 31, 2002. The impact on reported results of operations for 2002 was a reduction in net revenues and a corresponding decrease in cost of revenue-ticketing by $1,101,683 resulting in no net impact on operating results. Management believes the impact on operations in 2001 to be immaterial and as a result has not retroactively restated prior periods.

         Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in the accompanying consolidated statements of operations.

         Syndication. Syndication revenue is derived from the sale of the entertainment related content to other businesses. Revenue is recorded after the information has been delivered and collection of the resulting receivable is reasonable assured. Royalty income is recognized pursuant to contract terms when it is assured, generally upon collection.

         Advertising Revenue. Advertising revenue is derived from the sale of advertising on Hollywood Media's web sites. Advertising revenue is recognized over the period that the advertisement is displayed, provided that no significant obligations of Hollywood Media remain and collection is reasonably assured. Hollywood Media's obligations typically include guarantees of a minimum number of impressions or times that an advertisement is viewed by users of Hollywood Media's web sites. In these instances revenue is recognized based on the number of impressions delivered to the customer or number of times an advertisement is viewed by a user.

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

         Web Site Development Costs and Internally Developed Software

         EITF 00-2, "Accounting for Web Site Development Costs" is the authoritative guidance for accounting for website costs. In EITF- 00-2, the Task Force reached a consensus that all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1 unless a plan exists or is being developed to market the software externally. Website development costs capitalized during the year ended December 31, 2003, 2002 and 2001 were $0, $380,815 and $543,151 respectively. Web site development costs are generally amortized over a 3 year period.

         Certain software development costs for internally developed software have been capitalized in accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs include purchased software for internal use, consulting services and costs for personnel associated with programming, coding and testing such software during the application development stage. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense in the accompanying consolidated statements of income. Software development costs are being amortized using the straight-line method over three years. Internally developed software cost capitalized during the years ended December 31, 2003, 2002 and 2001 was $218,504, $111,012 and $0 respectively.

         Barter Transactions
         -------------------

         Hollywood Media periodically enters into barter agreements with other Internet companies to exchange advertising on each other's web sites. The Company accounts for these arrangements in accordance with EITF No. 99-17 which requires gross reporting of advertising barter transactions only where barter transactions can be supported by an equivalent quantity of similar cash transactions.

         Hollywood Media recorded $0, $17,689 and $185,195 in 2003, 2002 and 2001 respectively, in barter revenue and expense relating to Internet advertising.

         Hollywood Media recorded barter revenue and expense under the NATO contract, which Hollywood Media acquired through its acquisition of hollywood.com, Inc. in 1999. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collected and compiled movie showtimes data for NATO member theaters and hosted web sites for certain theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provided ongoing web site maintenance services for certain theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters promoted the Hollywood.com web site to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before feature films that played in most NATO-member theaters. Hollywood Media recorded revenue and expense from these activities measured at the fair value of the services exchanged in accordance with APB 29 "Accounting for Nonmonetary Transactions." In 2003, 2002 and 2001 Hollywood Media recorded $0, $993,917 and $2,981,750, respectively, in revenue and expense under the NATO contract. The NATO contract is no longer in effect.

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

         Segment Information
         -------------------

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosure regarding Hollywood Media's business segments is contained in Note 19.

         Loss Per Common Share
         ---------------------

         SFAS No. 128, "Earnings Per Share", requires companies to present basic and diluted earnings per share ("EPS"). Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding as follows:

                                                  Year Ended December 31,
                                      --------------------------------------------
                                                      (As Restated
                                                        See Note 2)
                                      ------------    ------------    ------------
                                          2003            2002            2001
                                      ------------    ------------    ------------
Net Loss                              $ (7,441,687)   $(82,794,778)   $(41,829,905)
                                      ============    ============    ============
Weighted Average Shares Outstanding     20,829,183      25,535,626      26,056,911
                                      ============    ============    ============
Loss per Share, Basic and Diluted     $      (0.36)   $      (3.24)   $      (1.61)
                                      ============    ============    ============

         Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 6,686,174, 6,553,249 and 4,609,156 were excluded from the calculation of diluted loss per share in 2003, 2002 and 2001, respectively, because their impact was anti-dilutive.

         Stock-Based Compensation
         ------------------------

         As permitted under Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123" ("SFAS No. 148"), which amended Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), Hollywood Media has chosen to account for its Stock Plan under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, because the exercise price of Hollywood Media's employee stock options typically equals the market price of the underlying stock on the date of grant, no compensation expense is recorded (except as discussed in Note 4). SFAS No. 148 requires disclosure of the estimated fair value of employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values. (See Note 4).

         Advertising Costs
         -----------------

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. In the first quarter of 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media was entitled to utilize a specified portion of this advertising each contract year. The deferred advertising was carried on Hollywood Media's balance sheet as a deferred asset and was being amortized over the contract period as the advertising is utilized. Advertising expense recorded related to CBS advertising for 2003, 2002 and 2001 was $885,974, $11,251,566 and $27,822,802 respectively, and is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS Advertising." All other advertising costs are reported as selling and marketing expenses in the accompanying consolidated statements of operations and include non-cash advertising expense for barter transactions of $0, $1,011,606, $3,166,945 for 2003, 2002 and 2001 respectively. Refer to Note 14.

         On August 28, 2002, Hollywood Media entered into an Exchange Agreement with Viacom which terminated various agreements with CBS. Refer to "Amortization of CBS Advertising and Impairment Loss Relating to CBS Advertising".

         401(K) Plan
         -----------

         Hollywood Media established a 401(K) Plan (the Plan) effective January 1, 2001. All employees of Hollywood Media meeting certain eligibility requirements, are eligible to participate in the Plan. The Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (not to exceed a statutorily prescribed annual limit). All amounts contributed by employee participants in conformance with Plan requirements and earnings on such contributions are fully vested at all times. For 2003, Hollywood Media matched 50% of the first 8% of the employee contributions in common stock with a fair value of $139,987, for those participants employed in excess of 500 hours during the year ended December 31, 2003. The match was paid in 52,627 shares of Hollywood Media common stock subsequent to December 31, 2003. The matches paid for 2002 and 2001 were 155,783 and 20,777 shares of Hollywood Media common stock, respectively. The plan had assets in Company stock of 151,729 shares valued at $402,402, and 18,833 shares valued at $18,833 for the years ended December 31, 2003 and 2002 respectively.

         Reclassifications
         -----------------

         In 2003, Hollywood Media reclassified payroll and related expenses for the editorial and production staff that are responsible for creating content on the Company's Web sites from "Salaries and benefits" to "Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)". Additionally, Hollywood Media telecommunications, Internet access and computer related expenses for support and delivery of the Company's services were also reclassified from "General and administrative" to "Editorial, production, development and technology".

         In 2003, Salaries and benfits and Selling and marketing expenses have been included in "General and administrative" expenses and recaptioned as "Selling, general and administrative."

         Certain reclassifications were made to prior year statements to conform with the current year's presentation.

(4)      STOCK OPTION PLANS AND EMPLOYEE STOCK BASED COMPENSATION:
         ---------------------------------------------------------

         1993 Stock Option Plan
         ----------------------

         Under Hollywood Media's shareholder-approved 1993 Stock Option Plan, as amended, (the "1993 Plan"), 3,000,000 shares of Hollywood Media's common stock are reserved for issuance upon exercise of options. In addition, the 1993 Plan provides that the number of shares reserved for issuance thereunder will automatically be increased on the first day of each fiscal quarter of Hollywood Media so that such number equals 12.5% of Hollywood Media's outstanding shares of common stock. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of Hollywood Media's Board of Directors (the "Committee") administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible consultants, employees and officers of Hollywood Media.

         The 1993 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Options are granted under the 1993 Plan on such terms and at such prices as determined by the Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant, or after the expiration of 10 years from the date of grant. Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorizes Hollywood Media to make loans to employees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the rate of interest payable by Hollywood Media to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. No such loans were made in 2003, 2002 or 2001.

         As of December 31, 2003, options to purchase 2,485,884 shares of common stock were outstanding under the 1993 Plan and 65,000 options issued under the 1993 Plan were exercised in 2003. The 1993 Plan expired on July 1, 2003. As such, no further grants are permitted.

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

         Under the 2000 Plan, as amended, 2,765,287 shares of common stock are reserved for issuance upon exercise of benefits granted under the 2000 Plan. The maximum number of shares of Common Stock with respect to which benefits may be granted or measured to any individual participant under the Plan during the term of the Plan shall not exceed 1,000,000; provided, however, that the maximum number of shares of Common Stock with respect to which Stock Options and Stock Appreciation Rights may be granted to an individual participant under the Plan during the term of the Plan shall not exceed 1,000,000 (in each case subject to adjustments made in accordance with Section 13 thereof). If any benefit granted pursuant to the 2000 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the 2000 Plan. The shares acquired upon exercise of benefits granted under the 2000 Plan will be authorized and unissued shares of common stock. Hollywood Media's shareholders do not have any preemptive rights to purchase or subscribe for the shares reserved for issuance under the 2000 Plan.

         The 2000 Plan is administered by the Stock Option Committee, which has the right to determine, among other things, the persons to whom options, restricted stock, or other benefits are granted, the number of shares of common stock subject to options and other benefits, the exercise price of options and the other terms and conditions thereof. The 2000 Plan provides for the issuance of Incentive Stock Options and Nonqualified Stock Options. An Incentive Stock Option is an option to purchase common stock that meets the definition of "incentive stock option" set forth in Section 422 of the Internal Revenue Code of 1986. A Nonqualified Stock Option is an option to purchase common stock that meets certain requirements in the plan but does not meet the definition of an "incentive stock option" set forth in Section 422 of the Code. In addition, the Benefits under the Plan may be granted in any one or a combination of Options, Stock Appreciation Rights, Stock Awards, Performance Awards and Stock Units.

Upon receiving grants of benefits, each holder of benefits must enter into a benefit agreement with Hollywood Media that contains the appropriate terms and conditions as determined by the Stock Option Committee.

         As of December 31, 2003, options to purchase 140,745 shares of common stock were outstanding under the 2000 Plan and no options issued under the 2000 Plan were exercised during 2003.

         Directors Stock Option Plan
         ---------------------------

         Hollywood Media has established the shareholder-approved Directors Stock Option Plan for directors, which provides for automatic grants to each director of options to purchase 15,000 shares of Hollywood Media's common stock upon election or re-election. A total of 300,000 shares of common stock has been reserved for issuance upon exercise of options granted under the Directors Stock Option Plan.

         As of December 31, 2003, options to purchase 142,874 shares of common stock were outstanding under the Directors Plan and no shares have been exercised.

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

         A summary of all stock option and warrant transactions for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                           Stock Options                Warrants
                                      ------------------------   ------------------------
                                                      Weighted                   Weighted
                                                      Average                     Average
                                                      Exercise                   Exercise
                                        Shares         Price      Shares          Price
                                      ---------      ---------   ---------      ---------
Outstanding at December 31, 2000      2,720,490      $   13.70   1,262,097      $   11.97
Granted                               1,162,014           4.43     809,059           5.78
Exercised                               (56,210)          3.57          --          --
Cancelled                            (1,212,635)         15.60     (26,984)          8.01
Expired                                 (37,675)          6.26     (11,000)          7.80
                                      ---------                  ---------

Outstanding at December 31, 2001      2,575,984           8.92   2,033,172           9.58
Granted                                 303,500           3.37     971,590           3.12
Exercised                               (42,555)          4.01     (50,000)          3.70
Cancelled                              (468,758)          9.03    (262,973)          6.96
Expired                                 (89,375)         17.37     (64,735)         16.08
                                      ---------                  ---------

Outstanding at December 31, 2002      2,278,796           7.92   2,627,054           7.33
Granted                                 861,000           1.39      97,500           1.01
Exercised                               (65,000)          1.33          --          --
Cancelled                              (222,440)          9.46          --          --
Expired                                 (82,853)          5.37    (455,282)          8.18
                                      ---------                  ---------

Outstanding at December 31, 2003      2,769,503      $    6.00   2,269,272      $    6.88
                                      =========                  =========

         At December 31, 2003, a total of 0 and 157,126 options were available for future grant under the 1993 Plan and Directors Stock Option Plan, respectively. At December 31, 2003 there were 1,411,846 shares available for future grant under the 2000 Plan for options, stock and other awards. Additionally, at December 31, 2003, 2002 and 2001, 1,445,039, 1,156,788 and
1,043,644 stock options and 2,269,272, 2,607,584 and 1,963,702 warrants were exercisable, respectively.

         The weighted average fair value of all options and warrants granted in 2003, 2002 and 2001 was $.93, $2.10 and $2.78 per share, respectively.

         The exercise prices of some options differ from the market price of the stock on the grant date. The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date.

                                                    2003      2002       2001
                                                  --------  --------  --------
         Exercise Price Equals Market Price
           Weighted average exercise price        $   1.41  $   3.48  $   4.40
           Weighted average fair value                 .93      2.69      2.86

         Exercise Price Exceeds Market Price
           Weighted average exercise price              --      3.67      5.32
           Weighted average fair value                  --      2.48      2.72

         Exercise Price is Less Than Market Price
           Weighted average exercise price              --      1.72      3.50
           Weighted average fair value                  --       .97      3.03

The following table summarizes information about stock options and warrants outstanding at December 31, 2003:

                        OPTIONS AND WARRANTS OUTSTANDING                                        EXERCISABLE
-----------------------------------------------------------------------------          -----------------------------
                                                  Weighted
                                                   Average           Weighted                               Weighted
       Range of                                   Remaining           Average                               Average
       Exercise               Number             Contractual         Exercise            Number             Exercise
        Price              Outstanding          Life (Years)           Price           Exercisable           Price
----------------------     -----------          ------------         --------          -----------          --------
$  .01      -     2.99      1,378,764                3.76            $  1.43              658,389            $ 1.44
  3.00      -     5.99      1,834,837                2.73               4.28            1,326,945              4.29
  6.00      -     7.99        754,081                1.82               6.61              707,456              6.59
  8.00      -    14.75        401,811                1.10              11.01              365,433             10.96
 14.76      -    17.75        276,219                1.67              17.04              185,300             17.07
 17.76      -    23.00        393,063                1.71              21.07              470,788             21.08
                            ---------                                                   ---------
                            5,038,775                                $ 10.21            3,714,311            $11.68
                            =========                                                   =========

         Had compensation cost for the 1993 Plan and the Directors Stock Option Plan been determined consistent with SFAS No. 123, as amended by SFAS No. 148, Hollywood Media's net loss and loss per share would have increased to the following pro forma amounts:

                                                                       Year ended December 31,
                                                             --------------------------------------------
                                                                 2003           2002            2001
                                                             ------------    ------------    ------------
                                                                             (As Restated
                                                                              See Note 2)
Reported net loss                                            $ (7,441,687)   $(82,794,778)   $(41,829,905)

Non-cash compensation expense under intrinsic value method             --          97,633              --
Stock-based employee compensation expense under the fair
  value method                                                 (2,617,896)     (4,045,923)     (6,954,413)
                                                             ------------    ------------    ------------
Adjusted net loss                                            $(10,059,583)   $(86,743,068)   $(48,784,318)
                                                             ============    ============    ============
Reported net loss per share                                  $      (0.36)   $      (3.24)   $      (1.61)
                                                             ============    ============    ============

Adjusted net loss per share                                  $      (0.48)   $      (3.40)   $      (1.87)
                                                             ============    ============    ============
Number of ordinary shares used in computation
  basic and diluted                                            20,829,183      25,535,626      26,056,911
                                                             ============    ============    ============

         The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001: average risk free interest rates of 3.00%, 3.86% and 4.51%, respectively; expected lives of 2 years for two year options, 3 years for three year options and 5 years for five and ten year options; and expected volatility ranging from 78.6% to 89.9% in 2003, 81.09% to 86.59% in 2002 and 74.91% to 81.45% in 2001.

         In 2003, 2002 and 2001, Hollywood Media recorded expenses of $145,404, $641,269 and $367,110, respectively, related to stock options and warrants granted on various dates to non-employees of Hollywood Media in exchange for services.

         Employee Stock Based Compensation
         ---------------------------------

         In 2001, $47,500 was recorded as additional compensation expense due to the acceleration of vesting of a stock option by an employee. In 2001, 17,580 shares of Hollywood Media, valued at $77,977 were issued in accordance with the Hollywood Media 2000 Stock Incentive Plan. In 2000, Hollywood Media issued 5,000 shares of restricted common stock as an incentive stock bonus to an employee, valued at $29,065, the fair market value of the common stock on the date of issuance. In 2001, Hollywood Media issued 24,715 shares of restricted common stock as incentive stock bonuses to employees, valued at $122,009, the fair market value of the common stock on the date of issuance. In 2003, Hollywood Media issued 13,876 shares of restricted common stock as an incentive bonus to an employee, valued at $14,986, the fair market value of the common stock on the date of issuance. In 2003, Hollywood Media issued 125,000 shares to both the President and the Chairman of the Board pursuant to employment agreements valued at $325,000, the fair market value on the date of issuance, which vests quarterly over a one year term. As of December 31, 2003, 125,000 shares with a fair value of $162,500 were unvested. Hollywood Media recorded $217,664, $293,095 and $455,772 as compensation expense for the twelve months ended December 31, 2003, 2002 and 2001, respectively.

(5)      ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:
         --------------------------------------------

         On May 1, 2000, Hollywood Media acquired substantially all of the assets of BroadwayTheater.com, Inc. ("BroadwayTheater.com") a privately held company, for $135,000 in cash, 83,214 shares of common stock valued at $14.00 per share the closing market price on the date of issuance and options valued at $128,752 to purchase 12,500 shares of common stock at $9.75 per share. The asset purchase agreement for BroadwayTheater.com includes an earn-out provision which obligates Hollywood Media to issue additional shares of common stock to the seller each year for a three-year period if certain gross profit targets are achieved. The contingent payment is a fixed number of shares each year (28,572) if gross profit targets, representing 25% growth over the prior year, are achieved each year. The gross profit targets for the first year were satisfied. As a result, Hollywood Media issued 28,572 shares of common stock valued at $5.25 per share, the closing market price on the date of issuance, and recorded the $150,003 as goodwill. On May 15, 2002 as the gross profit targets for the second year were met, Hollywood Media issued 28,571 shares of common stock valued at $110,284 and recorded the $110,284 as goodwill. On May 16, 2003, as the gross profit targets for the third year were met, Hollywood Media issued 28,571 shares of common stock valued at $39,714 and recorded the $39,714 as goodwill. This stock issuance represents the final payout under this provision. BroadwayTheater.com sells live theater tickets online predominately for Broadway, off-Broadway and London's theater performances, through Broadway.com which is owned by Hollywood Media. BroadwayTheater.com was consolidated operationally into Broadway.com.

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

         The purchase price was allocated to assets and liabilities acquired as follows:

                                                                AlwaysI
                                                                 2001
                                                              ----------
                  Cash Acquired                               $  300,000
                  Tangible assets (excluding cash acquired)      515,000
                  Goodwill                                       405,132
                                                              ----------
                  Total purchase price                        $1,220,132
                                                              ==========
                  Value of common stock issued                $1,220,132
                                                              ==========

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

         Pursuant to an appraisal by a third party completed in the third quarter of 2002, the value of the option in Baseline stock and the put and call options in Hollywood Media was determined to be $2,254,070 and was assigned to the FilmTracker assets. The purchase price of $2,254,070 was allocated as follows: 1) $1,072,000 to fixed assets (equipment, software, etc.) and 2) $1,182,070 to intangible assets (amortization period 5 years). During the twelve months ended December 31, 2003 and December 31, 2002, the value of the option was reduced by $1,534,820 and $0, respectively, and marked to market through earnings in "Other-net" on the Company's Consolidated Statement of Operations. The option was valued at $719,250 and $2,254,070 as of December 31, 2003 and 2002 respectively.

         In the first quarter of 2004, Fountainhead Media Services surrendered its 20% equity interest in our subsidiary that owns Baseline, Inc in satisfaction of the $2 million promissory note as to which the 20% ownership was collateral security. As a result, Hollywood Media now owns 100% of the capital stock of that subsidiary. See Note 22, Subsequent Events.

(6)      FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK:
         ---------------------------------------------------------------------

         The carrying amounts of cash and cash equivalents, receivables and accounts payable, approximate fair value due to the short maturity of the instruments. The carrying value of notes payable and loan from shareholder/officer approximates fair value because the interest rates approximate the market rates.

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company's cash management and investment policies restrict investments to low risk, highly-liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. Accounts receivable from customers outside the United States at December 31, 2003 were not significant. The Company generally does not require collateral when granting credit. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts for accounts which management believes may have become impaired and, to date, losses have not been significant. The allowance for doubtful accounts was $259,109 and $307,398 at December 31, 2003 and 2002 respectively. See Note 3 - Summary of Significant Accounting Policies for further discussion on allowance for doubtful accounts.

(7)      RECENTLY ISSUED ACCOUNTING STANDARDS:
         -------------------------------------

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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest entities, an interpretation of ARB No. 51, (FIN No. 46). FIN No. 46 addresses consolidation by business enterprises of variable interest entities ("VIEs"). During December 2003, the FASB revised FASB Interpretation No. 46 deferring the effective date of application for public companies for VIEs created prior to February 1, 2003 to the first report in a period ending after March 15, 2004, except for disclosure requirements and "VIEs" that are special purpose entities. The Company does not expect that this interpretation will have a material impact on the Company's financial position or results of operations for the periods presented.

         In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which revises the existing revenue recognition SAB in Topic 13, "Revenue Recognition" in order for the interpretive guidance to be consistent with current accounting guidance, primarily EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The impact of adoption was not significant.

(8)      PROPERTY AND EQUIPMENT, NET:
         ----------------------------

         Property and equipment, net consists of:

                                                      December 31,
                                               --------------------------
                                                  2003           2002
                                               -----------    -----------
         Furniture and fixtures                $   746,057    $ 1,047,424
         Equipment                               5,573,180      5,088,181
         Web development                           794,488        794,488
         Equipment under capital leases          1,363,533      1,180,709
         Leasehold improvements                    297,675        265,981
         Deferred project costs                         --         21,258
                                               -----------    -----------
                                                 8,774,933      8,398,041
         Less:  Accumulated depreciation and
                      amortization              (6,538,027)    (4,834,472)
                                               -----------    -----------
                                               $ 2,236,906    $ 3,563,569
                                               ===========    ===========

         Depreciation and amortization expense of property and equipment was $1,885,906, $1,851,265 and $1,557,554 for the years ended December 31, 2003,
2002 and 2001, respectively. Depreciation and amortization expense for equipment under capital leases was $294,946, $323,743 and $212,939 for the years ended December 31, 2003, 2002 and 2001, respectively. Included in depreciation and amortization are $754,693, $947,182 and $902,351 related to the caption "editorial production development and technology" in the consolidated statements of operations.

(9)      GOODWILL AND OTHER INTANGIBLE ASSETS:
         -------------------------------------

         Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. As prescribed by SFAS No. 142, the Company completed the transitional goodwill impairment test in the second quarter of 2002. As result of this test, no impairment charge was taken as the fair value of the reporting units exceeded the carrying amount.

         The following pro forma information presents the consolidated results of operations of Hollywood Media as if the adoption of SFAS No. 142 had occurred on January 1, 2001.

                                                          Year ended December 31,
                                             ----------------------------------------------
                                                 2003            2002             2001
                                             ------------    ------------    --------------
                                                             (As Restated
                                                              See Note 2)
Reported net loss                            $ (7,441,687)   $(82,794,778)   $  (41,829,905)
Goodwill amortization                                  --              --         5,253,728
                                             ------------    ------------    --------------
Adjusted net loss                            $ (7,441,687)   $(82,794,778)   $  (36,576,177)
                                             ============    ============    ==============
Basic and diluted loss per share:
Reported net loss                            $      (0.36)   $      (3.24)   $        (1.61)
Goodwill amortization                                  --              --               .20
                                             ------------    ------------    --------------
Adjusted net loss                            $      (0.36)   $      (3.24)   $        (1.41)
                                             ============    ============    ==============
Weighted average shares, basic and diluted
                                               20,829,183      25,536,626        26,056,911
                                             ============    ============    ==============

         The following table reflects the changes in the net carrying amount of goodwill by operating segment for the year ended December 31, 2003:

                                         Balance at                 Balance at
                                         December 31,               December 31,
                                             2002         Other          2003
                                         -----------     -------     -----------
         Broadway Ticketing              $ 3,484,142     $39,714     $ 3,523,856
         Data Business                    15,852,976          --      15,852,976
         Internet Ad Sales and Other      21,188,793          --      21,188,793
         Intellectual Properties             248,057          --         248,057
                                         -----------     -------     -----------
         Total                           $40,773,968     $39,714     $40,813,682
                                         ===========     =======     ===========

         Prior to the adoption of SFAS 142, goodwill relating to the acquisition of Tekno Books and Fedora, Inc. was being amortized on a straight-line basis over 20 years. Goodwill relating to all other acquisitions and investments was being amortized on a straight-line basis over 10 years.

Intangible assets consist of the following:

                                                     Balance at December 31,
                         -------------------------------------------------------------------------------
                                          2003                                     2002
                         --------------------------------------   --------------------------------------
                           Gross                                    Gross
                          Carrying     Accumulated                 Carrying     Accumulated
                           Amount     Amortization      Net         Amount      Amortization     Net
                         ----------   -----------    ----------   ----------   -----------    ----------
NATO contract acquired
  with hollywood.com     $4,567,513   $(4,567,513)   $       --   $4,567,513   $(4,567,513)   $       --
Patents and trademarks      203,368      (111,903)       91,465      203,368       (99,915)      103,453
Web addresses             2,167,500    (1,448,948)      718,552    2,167,500      (984,112)    1,183,388
Other                       127,914       (50,828)       77,086      127,914       (25,244)      102,670
Baseline technology       1,182,070      (465,188)      716,882    1,182,070      (228,774)      953,296
                         ----------   -----------    ----------   ----------   -----------    ----------
Total                    $8,248,365   $(6,644,380)   $1,603,985   $8,248,365   $(5,905,558)   $2,342,807
                         ==========   ===========    ==========   ==========   ===========    ==========

         Amortization expense was $738,823, $1,223,349 and $1,974,407 for fiscal years 2003, 2002 and 2001, respectively. Amortization expense of the net carrying amount of intangible assets at December 31, 2003 is estimated to be $695,823 in fiscal 2004, $521,116 in fiscal 2005, $319,905 in fiscal 2006,
$23,628 in fiscal 2007, and $11,988 in fiscal 2008.

         The National Association of Theatre Owners ("NATO") contract expired in April 2002. Patents and trademarks are being amortized on a straight-line basis over 17 years. Web addresses and other are amortized over 5 years. The Baseline Technology is being amortized over five years. See Note 5 for further discussion on the FilmTracker acquisition.

(10)     CAPITAL LEASE OBLIGATIONS:
         --------------------------

         Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2003 are as follows:

                  Year                                            Amount
                  ----                                          ---------
                  2004                                          $ 257,764
                  2005                                            144,124
                  2006                                             37,855
                  2007                                             10,308
                  2008                                              2,577
                                                                ---------
                  Minimum lease payments                          452,628
                  Less amount representing interest               (46,300)
                                                                ---------
                  Present value of net minimum lease payments     406,328
                  Less: current portion                          (227,538)
                                                                ---------
                                                                $ 178,790
                                                                =========

(11)     DEBT:
         -----

TDI Promissory Note

         In connection with the Theatre Direct NY, Inc. ("TDI") acquisition on September 15, 2000, Hollywood Media signed two promissory notes payable to the former owner. The first is an interest bearing note payable with a face value of $500,000, principal payable monthly. The interest rate under the note was based on Citibank, N.A. prime rate plus 1% per annum (5% at December 31, 2003). The second promissory note is a one-year non-interest bearing note with a face value of $250,000. An agreement was reached effective March 31, 2002 between Hollywood Media and the former owner of TDI that the remaining notes payable balance, plus interest, would be paid either in cash or in restricted common stock of Hollywood Media. The total balance as of December 31, 2002 was $320,000 including principal and interest. A guaranty was granted to the former owner in connection with the sale of the former owner's shares obtained at acquisition. As a result of the guaranty, the Company recorded an additional expense of $50,000. On September 25, 2003, the Company issued 262,000 shares valued at $353,700 to the former owner as payment for the outstanding principal and interest balance of $320,000. In addition, 57,835 shares valued at $76,342 were issued on July 17, 2003 to a third party as payment under the guaranty granted to the former owner. As a result, the additional consideration of $60,041 was recorded as additional other expense.

CEO Commitment

         Under a commitment that expired on January 1, 2004, in the event that Hollywood Media required additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, committed to provide Hollywood Media, if required, with an amount not to exceed $3.5 million through January 1, 2004, if needed to enable Hollywood Media to meet its working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generated cash from financings, operational cash flow or proceeds from a sale of a division or subsidiary of Hollywood Media Corp. Advances bore interest at the prime rate plus one percent. There was $600,000 and $0 principal amount outstanding under this commitment at December 31, 2003 and 2002 respectively, of which $500,000 and $0 is collateralized by Broadway Ticketing inventory and $100,000 and $0 for December 31, 2003 and 2002, respectively, is unsecured. Subsequent to December 31, 2003 the outstanding balance was paid in full plus interest of $17,626.

May 2002 Convertible Debentues

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price of $3.46 per share. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible debentures if the debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at exercise prices ranging from $3.78 to $3.91 per share. On May 22, 2003, an investor holding at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, had the exercise price of the warrants held by such investor decreased to $3.46 per share which equals the conversion price of the debenture. The Debentures and Warrants contain anti-dilution provisions as more fully described in the agreements. As a result of the private placement discussed in Note 22, the conversion price upon issuance of $3.46 per share was reduced to $3.30 per share after giving effect to a weighted average anti-dilution provision per the agreements. The investors had the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. However, no investor exercised their right to purchase. A total of $389,095 in debt issuance costs were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the warrants issued to the debenture holders.) During 2003 and 2002, $129,696 and $75,657 were recognized as interest expense from the amortization of the debt issuance costs. As of December 31, 2003, a $1,672,371 discount on the Debentures is reducing the face amount of Debentures and will be amortized to interest expense over the term of the Debentures.

         The warrants granted to these investors were recorded at a relative fair value of $1,608,422 using the Black Scholes option valuation model. The assumptions used to calculate the value of the warrants using Black Scholes are as follows: volatility of 83.7%, 5 year expected life, exercise prices of $3.91 and $3.78 per share, a stock price of $3.27 per share and a risk free interest rate of 4%. The value of the beneficial conversion feature of the Debenture was $1,295,416. The value of the warrants and the beneficial conversion feature are being amortized to interest expense over 3 years, using the effective interest method. The value of the warrants and the beneficial conversion feature of the Debenture were recorded as a discount to the convertible debenture and included in additional paid-in capital. During the years ended December 31, 2003 and 2002, Hollywood Media recorded $803,641 and $434,065 respectively, as interest expense for the accretion of the discount on the convertible debentures.

CinemaSource Guaranty

         In 1999, Hollywood Media loaned approximately $1.7 million to the former owner ("borrower") of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000 and guaranteed payment of the note. In April 2003, Hollywood Media entered into an agreement with the holder of the note to satisfy Hollywood Media's obligations under its guaranty of the note. Pursuant to such agreement, Hollywood Media agreed to pay the holder an aggregate of $462,269 in nine monthly installments commencing April 2003. In July 2003, pursuant to an agreement with the holder, the Company had the right at its election to pay the holder half of any monthly payment, in restricted stock at a 33% discount to the market price, and during 2003, the Company issued 107,836 shares of common stock valued at $149,136 pursuant to such agreement. As a result, the Company recorded an additional expense of $89,215 for the market premium of the common stock payments, which was removed in the fourth quarter 2003 as the Company intends to pay the holder in cash. The outstanding balance of such loan at December 31, 2003 was $138,133.

(12)     ACCRUED RESERVE FOR CLOSED STORES:
         ----------------------------------

         In 1998, Hollywood Media aggressively pursued closure of its retail kiosk locations, terminating 15 of 29 mall leases. In 1999, Hollywood Media decided to exit its brick and mortar retail operation altogether and closed its remaining stores and provided reserves for outstanding lease obligations. In 2001, we revised our estimate on lease exit cost as a result of favorable settlements related to outstanding lease obligations. As a result, we reversed $247,657 of previously recorded lease exit costs. The balance at December 31, 2002 of $27,500 consisted of an estimate of Hollywood Media's obligation under a lease for a kiosk location that was abandoned. This matter was resolved in 2003, and there are no outstanding accrued store reserves at December 31, 2003.

The rollforward of the activity in reserve for closed stores is as follows:

                                                  Beginning                      Cash
                                                   Balance      Provision        Paid         Balance
                                                   --------     ---------      ---------      -------
         December 31, 2001
         -------------------------------------
         Activity-provision for closed stores:
           Lease exit costs-contractual            $698,362     $(196,218)     $(460,000)     $42,144
           Lease exit costs-estimated
             settlement costs                       100,000       (51,439)       (48,561)          --
                                                   --------     ---------      ---------      -------
           Total December 31, 2001                 $798,362     $(247,657)     $(508,561)     $42,144
                                                   ========     =========      =========      =======

         December 31, 2002
         -------------------------------------
         Activity-provision for closed stores:
           Lease exit costs-contractual            $ 42,144     $ (14,644)     $      --      $27,500
                                                   --------     ---------      ---------      -------
           Total December 31, 2002                 $ 42,144     $ (14,644)     $      --      $27,500
                                                   ========     =========      =========      =======

         December 31, 2003
         -------------------------------------
         Activity-provision for closed stores:
           Lease exit costs-contractual            $ 27,500     $      --      $ (27,500)     $    --
                                                   --------     ---------      ---------      -------
           Total December 31, 2003                 $ 27,500     $      --      $ (27,500)     $    --
                                                   ========     =========      =========      =======

(13)     ACCRUED EXPENSES AND OTHER:
         ---------------------------

         Accrued expenses and other consist of the following:

                                               December 31,
                                         -----------------------
                                            2003         2002
                                         ----------   ----------
                                                     (As Restated
                                                      See Note 2)

         Compensation and benefits       $1,823,995   $1,272,908
         Professional fees                  398,615      465,331
         Accrued loan guarantee             138,133      400,000
         Accrued hotel package expense      386,062      254,552
         Accrued weekendings                290,619      296,601
         Advances from third party          196,057      337,478
         Other                            1,944,986    1,272,785
                                         ----------   ----------
                                         $5,178,467   $4,299,655
                                         ==========   ==========

(14)     OFFERINGS OF SECURITIES:
         ------------------------

         On January 3, 2000, Hollywood Media issued 6,672,031 shares of common stock valued at $19.50 per share or $130,104,605 to CBS in exchange for CBS advertising, promotion and content over a seven year period and $5,303,030 in cash. In addition, CBS received a contingent warrant to purchase 1,178,892 shares of common stock exercisable by committing to provide $5,468,501 of additional advertising to be used over a two-year period and paying $5,468,501 in cash. CBS delivered the required consideration and exercised the warrant on March 28, 2000. The fair value of the warrant was determined to be $12,583,282 using a Black Scholes valuation model as of March 28, 2000, the commitment date for the transaction. The fair value of common stock and warrants issued to CBS was recorded on the balance sheet as deferred advertising. In 2000, Hollywood Media issued Viacom warrants to purchase 100,000 shares of stock at an exercise price of $7.82 per share in connection with certain marketing commitments of Hollywood Media. These warrants were valued at $201,892, using a Black Scholes valuation model. Hollywood Media was entitled to receive a fixed amount of advertising over each contract year; therefore the advertising is amortized as it is utilized over the contract period. Hollywood Media amortized $885,974, $11,251,566, and $27,822,802 in CBS advertising for 2003, 2002 and 2001, respectively. In 2001 and 2000, Hollywood Media recorded $1,500,000 and $1,875,000, respectively in advertising revenues received from Viacom. In 2001, Hollywood Media received a prepayment of $1,600,000 from Viacom for advertising services to be delivered in 2002 and 2003. At December 31, 2001, the $1.6 million was recorded as deferred revenue in the accompanying consolidated balance sheet. In 2002, Hollywood Media recorded $533,334 against this deferred revenue. On August 28, 2002, an Exchange Agreement was entered into between Hollywood Media and Viacom, as detailed below, pursuant to which Viacom reconveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media common stock and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. Viacom also paid Hollywood Media $2.0 million in cash, and Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties through December 31, 2003. As a result of the Exchange Agreement, Hollywood Media recorded a non-cash impairment loss of $57,274,680 in 2002.

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

         In May 2001, Hollywood Media issued 22,469 shares of common stock valued at $4.23 per share, the closing market price on the date of issuance, or $95,044, for payment of book packaging fees under a pre-existing agreement to the CEO of Tekno Books who was also a director of Hollywood Media.

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

         On September 26, 2001, 195,874 shares of common stock were released from escrow and valued at $3.63 per share or $711,023, the closing price on the date various conditions were satisfied relating to the acquisition of TDI on September 15, 2000. The value of the shares was recorded as goodwill. See Note 5.

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

         In 1999, Hollywood Media loaned approximately $1.7 million to the former owner ("borrower") of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000 and guaranteed payment of the note. In April 2003, Hollywood Media entered into an agreement with the holder of the note to satisfy Hollywood Media's obligations under its guaranty of the note. Pursuant to such agreement, Hollywood Media agreed to pay the holder an aggregate of $462,269 in nine monthly installments commencing April 2003. In July 2003, pursuant to an agreement with the holder, the Company had the right, at its election, to pay the holder half of any monthly payment in restricted stock at a 33% discount to market price, and during 2003, the Company issued 107,836 shares of common stock valued at $149,136 pursuant to such agreement. As a result, the Company recorded an additional expense of $89,215 for the market premium of the common stock payments, which was removed in the fourth quarter 2003 as the company intends to pay the holder in cash. The outstanding balance of such loan at December 31, 2003 was $138,133.

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

         On August 28, 2002, an Exchange Agreement ("Exchange Agreement"), was entered into among Hollywood Media, its wholly owned subsidiaries, hollywood.com, Inc. and Broadway.com, Inc., and Viacom Inc. Pursuant to the Exchange Agreement, Viacom reconveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media's common stock, $.01 par value per share, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. The common stock and warrants had a fair value of $10,656,657 at the time of the Exchange Agreement. Viacom also paid Hollywood Media $2.0 million in cash. Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties for use through December 31, 2003. Each of the Advertising and Promotion Agreement and Content License Agreement, dated as of January 3, 2000, between hollywood.com, Inc. and Viacom, including hollywood.com, Inc.'s right to air additional advertising and promotion on CBS properties, were terminated. The remaining recorded value of the terminated advertising and promotion under the Advertising and Promotion Agreement and Content License Agreement at the time of the Exchange Agreement was $70,998,003 (representing approximately $49 million in stated advertising). Hollywood Media recorded a non-cash impairment loss of $57,274,680 in 2002.

         During the year ended December 31, 2002, Hollywood Media issued 87,459 shares of common stock valued at $116,120 to the holders of the convertible debentures for interest due for the period May 22, 2002 to September 30, 2002.

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

         On July 1, 2003, pursuant to the employment agreements for both Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, Hollywood Media issued 250,000 shares of restricted common stock valued at $325,000. During the twelve months ended December 31, 2003, $162,500 was recorded as compensation expense and $162,500 was included in "Deferred compensation" on the condensed consolidated balance sheet as of December 31, 2003.

         On July 17, 2003 Hollywood Media issued 57,835 shares of common stock valued at $76,341 to a third party as payment under the guaranty (Note 11) granted to the former owner of TDI.

         On September 25, 2003 Hollywood Media issued 262,000 shares of restricted common stock valued at $353,700 to the former owner of TDI as payment for the outstanding principal and interest balance on a promissory note
(Note 11) in connection with the TDI acquisition.

         On September 25, 2003 Hollywood Media issued 29,762 shares of common stock valued at $40,179 as payment for a bonus pursuant to an employment agreement to a non-executive officer of Hollywood Media.

         On October 8, 2003 Hollywood Media issued 115,000 shares of common stock valued at $140,300 to a former employee in connection with settlement of such person's employment agreement.

         On October 13, 2003 Hollywood Media issued 13,876 shares of common stock valued at $14,985 as payment for a bonus to an employee pursuant to an employment agreement.

         On November 12, 2003 Hollywood Media issued 65,000 shares of common stock valued at $86,500 upon the exercise of outstanding stock options.

         On November 13, 2003 Hollywood Media issued 100,000 shares of common stock valued at $161,656 in accordance with a third party consulting agreement.

         On November 25, 2003 Hollywood Media issued 40,000 shares of common stock valued at $90,000 in accordance with a third party consulting agreement.

         On December 10, 2003 Hollywood Media issued 12,500 shares of common stock valued at $25,500 in accordance with a third party consulting agreement.

         During the year ended December 31, 2003 Hollywood Media issued 315,240 shares of common stock valued at $312,001 to the holders of the Debentures for interest due for the period of October 1, 2002 to September 30, 2003.

         During the year ended December 31, 2003 Hollywood Media issued 107,836 shares of common stock valued at $149,135 as payment on account of a guaranty (Note 11) on a CinemaSource note sold to an independent third party in 2000.

         During the year ended December 31, 2003, Hollywood Media issued 97,500 warrants to independent third parties for services to be rendered. These warrants were issued with a performance based vesting requirement. No compensation expense has been recorded as of December 31, 2003 due to the low probability of the vesting event occurring.

         In addition to the transactions described above, Hollywood Media occasionally issues equity instruments to third parties in exchange for services. In summary, during 2003, 2002 and 2001, Hollywood Media issued equity instruments with an aggregate fair value of $363,068, $934,364 and $709,640 respectively, in exchange for services. Equity instruments issued for services in 2003 include options and warrants to purchase 97,500 shares of common stock with an aggregate fair value of $0. Equity instruments issued for services in 2002 include 64,764 shares of common stock valued at $342,530 and options and warrants to purchase 519,845 shares of common stock with an aggregate fair value of $934,364. Equity instruments issued for services in 2001 include 64,764 shares of common stock valued at $342,530 and options and warrants to purchase 202,170 shares of common stock with an aggregate fair value of $367,110. Shares of common stock issued for services are valued at the market price of our common stock. Stock options and warrants are valued using the Black Scholes valuation model. The value of the equity instruments is calculated as of the measurement date, which is usually the date that performance is assured.

         The table below summarizes the nature of services received, fair value of equity instruments issued and the classification in the accompanying statements of operations.

                                               Year Ended December 31,
                                        ----------------------------------
                                          2003         2002         2001
                                        --------     --------     --------
Editorial, production, development
 and technology
  Royalty                               $     --     $     --     $ 24,084

Selling, general and administrative
 expenses
  Consulting services (a)                145,404      641,269      221,435
  Packaging fees                              --           --       95,044
  Employee stock bonus                    55,164           --      122,009
  Stock incentive program                162,500      293,095       77,977
  Acceleration of vesting                     --           --       47,500
  Other expense                               --           --      121,591
                                        --------     --------     --------
                                        $363,068     $934,364     $709,640
                                        ========     ========     ========
----------
(a) Consulting services include payments to third parties for investor relation services and investment banking services.

(15)     INCOME TAXES:
         -------------

         Hollywood Media is in a loss position for both financial and tax reporting purposes. Hollywood Media follows SFAS No. 109, "Accounting for Income Taxes" which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is "more likely than not". The primary item giving rise to such deferred tax asset is a loss carryforward of approximately $217,808,380 as a result of the operating losses incurred for the period from inception (January 22, 1993) to December 31, 2003. However, due to the uncertainty of Hollywood Media's ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to Hollywood Media's ability to utilize its loss carryforwards subject to the "ownership change" provisions of Section 382 of the U.S. Internal Revenue Code, Hollywood Media has established a valuation allowance for the full amount of the deferred tax asset.

         The loss carryforwards expire as follows:

                                           2008                       528,285
                                           2009                     5,064,608
                                           2010                     7,989,600
                                           2011                     6,202,267
                                           2017                     5,771,196
                                           2018                     7,949,757
                                           2019                    18,526,989
                                           2020                    43,159,623
                                           2021                    37,552,359
                                           2022                    76,867,212
                                           2023                     8,196,484
                                                                 ------------
                                                                 $217,808,380
                                                                 ============

         The components of Hollywood Media's deferred tax assets and liabilities consist of the following at December 31:

                                                               2003            2002
                                                           ------------    ------------
Net tax basis in excess of book basis for certain assets
  and liabilities                                          $  2,983,948    $    356,409
Net operating loss carryforwards                             82,549,374      59,371,017
                                                           ------------    ------------
                                                             85,533,322      59,727,426
Valuation allowance                                         (85,533,322)    (59,727,426)
                                                           ------------    ------------
Net deferred tax asset/liability                           $         --    $         --
                                                           ============    ============

         The primary difference between the book loss at the statutory rate and the effective tax rate is the change in the valuation allowance.

(16)     INVESTMENTS AND ADVANCES TO EQUITY METHOD INVESTEES:
         ----------------------------------------------------

         Investments and advances to equity method investees consist of the following:

                                           December 31,
                                     ------------------------
                                       2003           2002
                                     ---------      ---------
                                                  (As Restated
                                                   See Note 2)

         NetCo Partners (a)          $ 169,180      $ 299,413
         MovieTickets.com (b)           (4,975)        (4,975)
                                     ---------      ---------
                                     $ 164,205      $ 294,438
                                     =========      =========

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

         Hollywood Media accounts for its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings of Investments. Since NetCo Partners is a partnership, any income tax payable is passed through to the partners. The revenues, gross profit and net income of NetCo Partners for the fiscal years ended December 31, 2003, 2002 and 2001 are presented below:

                                       Year Ended December 31,
                              ----------------------------------------
                                 2003           2002           2001
                              ----------     ----------     ----------
                                            (As Restated
                                             See Note 2)

         Revenues             $2,707,010     $1,009,447     $5,601,056
         Gross Profit          2,274,568        615,542      4,607,288
         Net Income            1,915,362        469,008      4,325,260

         Company's Share
            of Net Income        957,681        234,504      2,162,630

         As of December 31, 2003 and 2002 NetCo Partners had $850,731 and $1,900,397 (as restated see Note 2), respectively in accounts receivable. These accounts receivable are not included in Hollywood Media's consolidated balance sheets.

         NetCo Partners' deferred revenues, consisting of advances received but not yet recognized as income, amounted to $569,333 and $1,510,936 as of December 31, 2003 and 2002, respectively. These deferred revenues are not included in Hollywood Media's consolidated balance sheet.

         As of December 31, 2003, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $9,540,272, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

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

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. joint venture at December 31, 2003. Excluding AOL's 3% convertible preferred equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture at December 31, 2003. Hollywood Media records its investment under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investments. Since the investment has been reduced to near zero, Hollywood Media is currently not providing for additional losses generated by MovieTickets.com as Hollywood Media has not guaranteed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded a loss of $0, $0 and $453,358 in its investment in MovieTickets.com for fiscal 2003, 2002 and 2001, respectively. During fiscal 2000, Hollywood Media contributed $500,000 in cash to MovieTickets.com and issued warrants to AMC to acquire 90,573 shares of common stock at an exercise price of $17.875 per share valued at $1,000,000. The fair market value of the warrant was recorded as additional investment and is being amortized over a period of ten years. During 2001, we loaned MovieTickets.com $100,000. All loans made to MovieTickets.com were repaid in cash with interest in March 2001.

         MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theater exhibitors. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at participating theaters. The web site contains movie content from Hollywood.com for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket. Service fees on ticket sales were introduced in November 2000. MovieTickets.com's current participating exhibitors include AMC Entertainment, Inc., National Amusements, Inc., Famous Players, Inc., Hoyt's Cinemas, Marcus Theaters, Consolidated Theatres, Crown Theatres, and other regional exhibitors.

(17)     COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Operating Leases -
         ------------------

         Hollywood Media conducts its operations in various leased facilities, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms expire at various dates through the year 2010. Also, certain equipment used in Hollywood Media's operations is leased under operating leases. Operating lease commitments at December 31, 2003 are as follows:

                            Year                  Amount
                            ----                  ------

                            2004                 $1,175,585
                            2005                  1,151,864
                            2006                  1,060,633
                            2007                    806,356
                            2008                    653,553
                            Thereafter              671,272
                                                 ----------
                                   Total         $5,519,263
                                                 ==========

         The fixed operating lease commitments detailed above assume that Hollywood Media continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $1,327,936, $1,206,337 and $1,186,305 during 2003, 2002 and 2001, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

         Employment Agreements -
         -----------------------

         The terms of each of the employment agreements are automatically extended for successive one-year terms unless Hollywood Media or the executive officer gives written notice to the other at least 30 days prior to the then-scheduled expiration date. Each of the employment agreements provides for an annual salary (subject to automatic cost-of-living increases), an annual bonus in an amount determined by the Board of Directors and an automobile allowance of $650 per month. The adjusted annual salary for each such executive officer for 2003 under the agreements was $294,310 until the agreements were amended in the 2003 Agreements. The 2003 Agreements provide for annual salaries commencing July 1, 2003 of $400,000 for Mr. Rubenstein and $350,000 for Ms. Silvers.

         The respective employment agreements provide that each executive will continue to receive his or her salary until the expiration of the term of the employment agreement if his or her employment is terminated by Hollywood Media for any reason other than death, disability or Cause (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the executive's disability, and that the executive's estate will receive a lump sum payment equal to one year's base salary plus a pro rata portion of any bonus to which the executive is entitled upon termination of the employment agreement by reason of the executive's death.

         The term "Cause" is defined in the employment agreements to mean (a) the executive officer's act or omission which constitutes a willful and material breach of such executive officer's employment agreement which is not cured within 30 days after such executive officer's receipt of notice of such breach,
(b) the executive officer's fraud, embezzlement or misappropriation of Hollywood Media's assets or property, or (c) the executive officer's conviction for a criminal act that is a felony. A termination by Hollywood Media of one of such executive officer's employment without Cause will constitute a termination without Cause of the other such executive officer for purposes of the employment agreements.

         Under the employment agreements as currently amended, if a Change of Control (as defined in the employment agreements) occurs, the employment agreements provide for the continued employment of the executive officers until the earlier of two years following the Change of Control or the then-scheduled expiration date of the term of employment. In addition, following a Change in Control, if the executive officer's employment is terminated by Hollywood Media or by the executive officer during the term of the agreement, such executive officer will receive a lump sum cash payment equal to three times the executive officer's then-existing base salary and most recent annual bonus.

         Under the employment agreements as currently amended, the term "Change of Control" is defined to mean (a) any person's or group's acquisition of 20% or more of the combined voting power of Hollywood Media's outstanding securities (other than as a result of an issuance of securities initiated by Hollywood Media, or open market purchases approved by the Board of Directors of Hollywood Media, as long as the majority of the Board approving the purchases is the majority at the time the purchases are made), (b) in the event of any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, the persons who were directors of Hollywood Media prior to such transaction ceasing to constitute a majority of the Board of Directors following the transaction, or (c) the sale or transfer of Hollywood Media its entirety or all or substantially all of its assets through any structure or form of transaction, including, but not limited to, a direct or indirect acquisition, merger, consolidation, restructuring or any similar or related transaction.

         In connection with and pursuant to the terms of the 2003 Agreements, the Chief Executive Officer and the President were each granted as of July 1, 2003 (i) stock options to purchase 350,000 shares of the Hollywood Media's common stock at an exercise price equal to the closing market price of the common stock on the date of grant ($1.20 per share), which options were granted under Hollywood Media's shareholder-approved stock option plan, and (ii) 125,000 shares of restricted stock, issued under Hollywood Media's shareholder-approved 2000 Stock Incentive Plan. The stock options and the shares of restricted stock vest at the rate of twenty-five percent per quarter over the one-year period following the date of grant, subject to accelerated vesting upon certain events including a Change of Control, and the options have a five-year term.

         The employment agreements include additional payments upon certain conditions relating to the signing of new cable television contracts for "Totally Hollywood TV" ("THTV"), an interactive digital cable television network established by Hollywood Media during 2002 for distribution on cable TV systems.

         The 2003 Agreements provide for Hollywood Media to make certain payments to Mr. Rubenstein and Ms. Silvers in the event that Hollywood Media or one of its subsidiaries or affiliates, during the term of the employment agreement (including any subsequent renewal periods) and so long as the executive is employed by Hollywood Media at the time, enters into agreements to carry THTV with (a) two additional Multiple System Operators ("MSOs") that are among the largest eight MSOs (excluding Cox Communications and Cablevision Systems Corp.), or (b) with Comcast Corporation. In such event, each such executive officer shall be entitled to payments equivalent to five percent of the net income (as determined in accordance with GAAP) generated operationally, in the aggregate, by Hollywood Media's THTV and Hollywood.com, Inc. divisions, and, if THTV and Hollywood.com were to be sold by Hollywood Media, the executive can elect to receive five percent of the net sale proceeds generated from the sale of such divisions in lieu of the net income payments continuing after the sale. The 2003 Agreements provide that these payment rights, once earned during the employment term, survive termination or expiration, for any reason, of the executive's employment with Hollywood Media.

         Mitchell Rubenstein and Laurie Silvers each received compensation for the years ended December 31, 2003, 2002 and 2001 of $196,207, $213,110 and
$252,536 respectively, which is included in salaries and benefits in the accompanying consolidated statements of operations. Compensation in 2003 and 2001 includes a portion of wages that were deferred in 2002 and 2000, respectively. Additionally, eight months of salaries were deferred and paid in February of 2004 for both Mitchell Rubenstein and Laurie S. Silvers.

         Shareholder/Director Consulting Agreement -
         -------------------------------------------

         Hollywood Media is obligated under a ten-year consulting agreement, which expired November 2003, to pay Martin Greenberg, the Chief Executive Officer of Tekno Books (who is also one of its shareholders/directors), $30,000 per year for consulting services. Dr. Greenberg provides consulting services on intellectual properties owned by Hollywood Media including introductions to best-selling authors. The agreement can be terminated by either Hollywood Media or the shareholder/director beginning in January 1988 or under certain other conditions.

         The consulting agreement was amended on December 9, 1994 (1) to provide that Dr. Greenberg will have the exclusive right to package novelizations based on Hollywood Media's entertainment properties, and (2) in lieu of future annual stock option grants to which Dr. Greenberg was entitled under the original agreement, to grant Dr. Greenberg options to purchase 17,778 shares of common stock at an exercise price of $8.4375 per share (the then approximate market price of the common stock). Dr. Greenberg received the stock options and receives the consulting fees in lieu of a base salary. The packaging fee, referred to (1) above, in this paragraph, which is typically equal to 25% of the revenues from the books, is paid for the procurement and delivery of all new text required by the publisher for the books. During 2003, Hollywood Media accrued $251,908 in packaging fees pursuant to this contract, and $908 remained payable at December 31, 2003. During 2002, Hollywood Media accrued $310,962 in packaging fees pursuant to this contract, and $1,621 remained payable at December 31, 2002.

         Litigation -
         ------------

         Water Garden Company LLC, as Plaintiff, v. Hollywood Media Corp., a Florida corporation; hollywood.com, Inc., a California corporation (and subsidiary of Hollywood Media Corp.); and The Tribune Company (as successor in interest to the Times Mirror Company), as Defendants; filed July 16, 2001 in the Superior Court of the State of California for the County of Los Angeles. Water Garden Company LLC filed suit against Hollywood Media, its subsidiary, hollywood.com, Inc., and The Tribune Company ("Tribune"), among others, claiming damages as a result of alleged defaults by hollywood.com, Inc. under a lease for office space entered into by hollywood.com, Inc., as lessee, and Water Garden Company LLC ("Water Garden"), as lessor. The stated lease term was from January 1999 through December 2003. Tribune guaranteed hollywood.com, Inc.'s lease obligations. Hollywood Media has certain contractual indemnification obligations to Tribune relating to Tribune's guaranty of the lease. The claims against Hollywood Media, but not hollywood.com, Inc., have been dismissed.

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

         On May 7, 2003, hollywood.com Inc. and Tribune filed a Notice of Appeal with the court in the Water Garden Lawsuit, and also filed a Notice of Filing Undertaking for Stay of Enforcement of Judgment Pursuant to Appeal in order to stay enforcement of the judgment pending resolution of the appeal (this filing included an appeal bond obtained by Tribune (the "Appeal Bond") issued by a surety company in the amount of $1,482,823, which was the amount of the bond required by law to stay enforcement of the judgment). A "stay" stops the enforceability of a judgment. Upon the adding of certain costs and attorneys fees to the judgment, the Appeal Bond was increased to $1,646,641 on November 14, 2003. On February 18, 2004, Water Garden filed its Respondents' Brief for the appeal, and the Reply Brief of hollywood.com, Inc. and Tribune was filed on March 23, 2004. The appeal is currently pending and the appeal hearing is currently scheduled for April 13, 2004. Hollywood Media believes that hollywood.com, Inc. has good grounds to win on appeal, and a reasonable possibility exists of the appellate court reversing the trial court's summary judgment ruling. If such ruling is reversed the matter would then likely be returned to the trial court for a trial of the case. However, it is not possible at this time to estimate the probability of a favorable or unfavorable outcome of such an appeal.

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

         Hollywood Media believes that hollywood.com, Inc. has valid grounds for appeal and defenses to the plaintiff's claims. Recognizing that the ultimate outcome of this case is uncertain, Hollywood Media has accrued on its books, as of December 31, 2003, an amount which it believes is adequate to account for potential liability for this matter, and will continue to evaluate the matter as the litigation process proceeds.

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

         In a separate matter, a lawsuit pertaining to an insertion order was filed against Hollywood Media in May 2003, seeking damages of $161,000 plus interest and costs. Hollywood Media has asserted substantive defenses in this litigation and does not believe any monies are owed and intends to defend this case vigorously. This proceeding is continuing, including discovery which is anticipated to continue for the next 12 months.

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

(18)     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:
         ----------------------------------------------------------------------

         For the twelve months ended December 31, 2003:

         o 155,783 shares of Hollywood Media common stock valued at $155,783 were issued as payment of Hollywood Media's 401(k) employer match for calendar year 2002.

         o Hollywood Media issued 315,210 shares of common stock, valued at $312,001 for interest due to the holders of the convertible debentures.

         o Options and warrants valued at $145,404, under Black Scholes, were granted for services rendered.

         o Hollywood Media issued 28,571 shares of common stock valued at $39,714 under terms of an earn-out provision in connection with the acquisition of BroadwayTheater.com.

         o Hollywood Media issued 358,638 shares of common stock valued at $304,164, of which $162,500 is deferred compensation, pursuant to employment agreements with Hollywood Media executives.

         o Hollywood Media issued 107,836 shares of common stock valued at $149,135 pursuant to a guaranty agreement entered into with the purchaser of a CinemaSource note sold by Hollywood Media.

         o Hollywood Media issued 319,835 shares of common stock valued at $430,041 as payment for debt in connection with the acquisition of TDI and a related guaranty granted to the former owner of TDI on Hollywood Media shares held by the former owner.

         o Hollywood Media issued 115,000 shares of common stock valued at $140,300 to a former employee in connection with settlement of such person's employment agreement.

         o Hollywood Media issued 152,500 shares of common stock valued at $248,281, in accordance with third party consulting agreements.

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

(19)     SEGMENT REPORTING:
         ------------------

         Hollywood Media's reportable segments are Broadway Ticketing, Data Business, Internet Ad Sales, and Intellectual Properties. The Broadway ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and consumers. The Data business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), AdSource (which creates exhibitor paid directory ads for insertion in newspapers around the country and Baseline (a flat fee and pay-per-use subscription web site geared towards professionals in the feature film and television industry). The Internet ad sales and other segment sells advertising on Hollywood.com and Broadway.com and offers independent films to subscribers over the Internet. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business.

         Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.

          The following table illustrates the financial information regarding Hollywood Media's reportable segments.

                                              Year Ended December 31,
                                  --------------------------------------------------
                                     2003              2002                2001
                                  ------------      -------------      -------------
                                                    (As Restated
                                                     See Note 2)
NET REVENUES:
Broadway Ticketing                $ 52,266,539      $  45,333,627      $  36,038,031
Data Business                        6,940,971          6,185,290          5,843,764
Internet Ad Sales (a)                2,812,173          3,823,338          6,440,916
Intellectual Properties              2,836,279          2,396,137          1,823,270
Other                                    3,000             14,725              8,820
                                  ------------      -------------      -------------
                                  $ 64,858,962      $  57,753,117      $  50,154,801
                                  ============      =============      =============

OPERATING INCOME (LOSS):
Broadway Ticketing (d)            $  1,427,595      $     383,586      $  (9,383,967)
Data Business                          613,153           (331,274)           (40,593)
Internet Ad Sales (b) (c) (e)       (3,064,541)       (71,398,693)       (21,366,753)
Intellectual Properties              1,062,798          1,462,753            996,307
Other (f)                           (7,594,741)       (10,956,680)       (12,956,731)
                                  ------------      -------------      -------------
                                  $ (7,555,736)     $ (80,840,308)     $ (42,751,737)
                                  ============      =============      =============

CAPITAL EXPENDITURES
Broadway Ticketing                $    143,525      $     476,441      $      77,779
Data Business                          121,450            288,127            159,982
Internet Ad Sales                       21,872             25,424            450,306
Intellectual Properties                     --              7,025                 --
Other (g)                               89,572            630,786            308,741
                                  ------------      -------------      -------------
                                  $    376,419      $   1,427,803      $     996,808
                                  ============      =============      =============
DEPRECIATION AND
AMORTIZATION EXPENSE:
Broadway Ticketing                $    388,046      $     184,834      $      74,580
Data Business                          758,209            726,262            191,578
Internet Ad Sales                    1,007,758          1,824,261          3,084,044
Intellectual Properties                  2,340                390              3,986
Other                                  468,376            338,867          5,532,162
                                  ------------      -------------      -------------
                                  $  2,624,729      $   3,074,614      $   8,886,350
                                  ============      =============      =============

                                            December 31,
                                  -------------------------------
                                     2003              2002
                                  ------------      -------------
                                                    (As Restated
                                                     See Note 2)
SEGMENT ASSETS:
Broadway Ticketing                $  8,278,538      $   9,499,232
Data Business                        2,189,971          3,049,655
Internet Ad Sales (e)                2,525,191          3,599,136
Intellectual Properties                615,587            732,699
Other                               43,271,734         44,872,201
                                  ------------      -------------
                                  $ 56,881,021      $  61,752,923
                                  ============      =============

----------
(a) Includes non-cash barter revenues of $0, $1,011,606 and $3,166,945 for the years ended December 31, 2003, 2002 and 2001, respectively.

(b) Includes non-cash barter advertising of $0, $1,011,606 and $3,166,945 for the years ended December 31, 2003, 2002 and 2001, respectively.

(c) Includes $885,974, $11,251,566 and $17,552,470 in amortization of CBS advertising for the years ended December 31, 2003, 2002 and 2001, respectively.

(d) Includes $10,270,332 in amortization of CBS advertising for the year ended December 31, 2001.

(e) On August 28, 2002, an Exchange Agreement ("Exchange Agreement"), was entered into among Hollywood Media, its wholly owned subsidiaries, hollywood.com, Inc. and Broadway.com, Inc., and Viacom Inc. Pursuant to the Exchange Agreement, Viacom reconveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media's common stock, $.01 par value per share, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. The common stock and warrants had a fair value of $10,656,657 at the time of the Exchange Agreement. Viacom also paid Hollywood Media $2.0 million in cash and Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties for use through December 31, 2003. Each of the Advertising and Promotion Agreement and Content License Agreement, dated as of January 3, 2000, between hollywood.com, Inc. and Viacom, including hollywood.com, Inc.'s right to air additional advertising and promotion on CBS properties, was terminated. The remaining recorded value of the terminated advertising and promotion under the Advertising and Promotion Agreement and Content License Agreement at the time of the Exchange Agreement was $70,998,003 (representing approximately $49 million in actual advertising). Hollywood Media recorded a non-cash impairment loss of $58,341,346 in August 2002, the difference between the advertising cancelled and the fair value of the common stock and warrants returned by Viacom, plus the $2.0 million in cash paid by Viacom. In addition, during 2001 Viacom had prepaid to Hollywood Media, in cash, for advertising to be delivered in 2002 and 2003. At August 28, 2002, the value of the deferred advertising revenue remaining on Hollywood Media's balance sheet was $1,066,666. This balance reduced the impairment loss recorded. The aggregate impairment loss recorded in August 2002 was $57,274,680.

(f) Includes $897,104 and $539,942 respectively of operating losses related in relation to Cable TV division for 2003 and 2002.

(g) Includes $438,836 of capital expenditures in relation to Cable TV division in 2002.

(20)     UNAUDITED QUARTERLY FINANCIAL INFORMATION:
         ------------------------------------------

                                           FOR THE QUARTER ENDED MARCH 31, 2003
                                     -----------------------------------------------
                                     As previously     Restatement
                                       reported        adjustments        Restated
                                     ------------      -----------      ------------
         Net revenues                $ 14,562,815      $   (25,129)     $ 14,537,686
         Net loss                      (2,889,512)          83,777        (2,805,735)
         Weighted average shares       20,398,291               --        20,401,079
         Net loss per share          $      (0.14)              --      $      (0.14)

                                           FOR THE QUARTER ENDED JUNE 30, 2003
                                     -----------------------------------------------
                                     As previously     Restatement
                                       reported        adjustments        Restated
                                     ------------      -----------      ------------
         Net revenues                $ 16,977,115      $   169,066      $ 17,146,181
         Net loss                      (1,853,349)         332,539        (1,520,810)
         Weighted average shares       20,615,978               --        20,618,978
         Net loss per share          $      (0.09)              --      $      (0.07)

                                         FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                                     -----------------------------------------------
                                     As previously     Restatement
                                       reported        adjustments        Restated
                                     ------------      -----------      ------------
         Net revenues                $ 13,975,413      $   (49,503)     $ 13,925,910
         Net loss                      (2,320,164)          (1,299)       (2,321,463)
         Weighted average shares       21,045,043               --        20,798,722
         Net loss per share          $      (0.11)              --      $      (0.11)

                                         FOR THE QUARTER ENDED DECEMBER 31, 2003
                                     -----------------------------------------------

                                                     Reported
                                                   ------------

         Net revenues                              $ 19,249,185
         Net loss                                      (793,679)
         Weighted average shares                     21,486,263
         Net loss per share                        $      (0.04)

                                           FOR THE QUARTER ENDED MARCH 31, 2002
                                     -----------------------------------------------
                                     As previously     Restatement
                                       reported        adjustments        Restated
                                     ------------      -----------      ------------
         Net revenues                $ 12,705,442      $    33,238      $ 12,738,680
         Net loss                      (7,535,778)        (370,457)       (7,906,235)
         Weighted average shares       28,116,685               --        27,037,617
         Net loss per share          $      (0.27)              --      $      (0.29)

                                           FOR THE QUARTER ENDED JUNE 30, 2002
                                     -----------------------------------------------
                                     As previously     Restatement
                                       reported        adjustments        Restated
                                     ------------      -----------      ------------
         Net revenues                $ 16,115,716      $  (522,010)     $ 15,593,706
         Net loss                      (6,934,385)        (517,096)       (7,451,481)
         Weighted average shares       28,276,884               --        28,068,038
         Net loss per share          $      (0.25)              --      $      (0.27)

                                         FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                     -----------------------------------------------
                                     As previously     Restatement
                                       reported        adjustments        Restated
                                     ------------      -----------      ------------
         Net revenues                $ 12,629,337      $   (10,051)     $ 12,619,286
         Net loss                     (62,775,683)          10,786       (62,764,897)
         Weighted average shares       26,193,222               --        26,128,312
         Net loss per share          $      (2.40)              --      $      (2.40)

                                         FOR THE QUARTER ENDED DECEMBER 31, 2003
                                     -----------------------------------------------
                                     As previously     Restatement
                                       reported        adjustments        Restated
                                     ------------      -----------      ------------
         Net revenues                $ 16,786,776      $    14,669      $ 16,801,445
         Net loss                      (4,304,270)        (367,895)       (4,672,165)
         Weighted average shares       20,207,407               --        19,990,456
         Net loss per share          $      (0.21)              --      $      (0.23)

(21)     RELATED PARTY TRANSACTIONS

LINE OF CREDIT AND CERTAIN ARRANGEMENTS WITH CHIEF EXECUTIVE OFFICER AND
PRESIDENT

         Line of Credit. Pursuant to a line of credit agreement established in March 2002, as amended, Mitchell Rubenstein, the Chairman and Chief Executive Officer of Hollywood Media, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, committed to lend funds to Hollywood Media at the prime rate plus one percent, subject to certain conditions and limitations, which commitment expired in January 2004. During 2003, the outstanding principal balance of such loan increased from $0 as of January 1, 2003 to $700,000, which balance has been repaid in full in 2004 together with aggregate interest of $11,617. Up to $500,000 of such balance was collateralized by Broadway Ticketing inventory.

         Performance Bonds for Broadway Ticketing Division. During 2003, Hollywood Media's Chief Executive Officer and President made a personal guarantee to a surety bond company as a condition for such surety to issue certain surety bonds required by ticketing companies doing business with Hollywood Media's Broadway Ticketing Division. Hollywood Media has agreed to indemnify its Chief Executive Officer and President for any personal costs they may incur in connection with such arrangements.

Joint  Venture Transactions

Pursuant to a joint venture agreement Hollywood Media sells online ads for Movietickets.com, a 26.4% owned joint venture (discussed further in Note 16). As payment for these services Hollywood Media records a 33% commission on all Movitickets.com ad sales. Hollywood Media performs collections, billings, payroll and other related expenses and net revenues (less commissions) are submitted to Movietickets.com upon receipt by Hollywood Media.

(22)     SUBSEQUENT EVENTS
         -----------------

         In the first quarter of 2004, Fountainhead Media Services surrendered its 20% equity interest in our subsidiary that owns Baseline, Inc in satisfaction of the $2 million promissory note as to which the 20% ownership was collateral security. As a result, Hollywood Media now owns 100% of the capital stock of that subsidiary.

         In the first quarter of 2004, Hollywood Media completed a $16.4 million private placement, which included the issuance of 5,773,355 shares of common stock to investors and five-year warrants to purchase an aggregate of 1,732,006 shares of common stock with an exercise price of 2.84 per share. The Company received net proceeds of approximately $15.2 million after deduction of expenses in connection with the transaction.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
         ------------------------

         An evaluation was performed under the supervision and with the participation of Hollywood Media's management, including the Chief Executive Officer and the Vice President of Finance and Accounting (principal financial and accounting officer), of the effectiveness of Hollywood Media's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Hollywood Media's management, including the Chief Executive Officer and the Vice President of Finance and Accounting, concluded that Hollywood Media's disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K. There have been no changes in Hollywood Media's internal controls over financial reporting that occurred during the fiscal quarter covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, Hollywood Media's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
         ---------------------------------

         The current directors and executive officers of Hollywood Media are as follows:

                   NAME                 AGE            POSITION
                   ----                 ---            --------

         Mitchell Rubenstein (1)        50    Chairman of the Board and Chief
                                              Executive Officer
         Laurie S. Silvers (1)          52    Vice Chairman of the Board,
                                              President and Secretary
         Nicholas G. Hall               49    Chief Operating Officer
         Scott  Gomez                   28    Vice President of Finance and
                                              Accounting
         Harry T. Hoffman  (2)(3)(4)    76    Director
         Robert E. McAllan (2)(3)       57    Director
         Deborah J. Simon  (2)(4)       47    Director

----------
(1) Member of the Nominating Committee.
(2) Member of the Audit Committee.
(3) Member of the Stock Option Committee.
(4) Member of the Compensation Committee.

         MITCHELL RUBENSTEIN is a founder of Hollywood Media and has served as its Chairman of the Board and Chief Executive Officer since its inception in January 1993. Mr. Rubenstein was a founder of the Sci-Fi Channel, a cable television network that was acquired from Mr. Rubenstein and Laurie Silvers by USA Network in March 1992. Mr. Rubenstein served as President of the Sci-Fi Channel from January 1989 to March 1992 and served as Co-Vice Chairman of the Sci-Fi Channel from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Mr. Rubenstein practiced law for 10 years. Mr. Rubenstein received a J.D. degree from the University of Virginia School of Law in 1977 and a Masters in Tax Law from New York University School of Law in 1979. He currently serves on the NYU Tax Law Advisory Board and is a member of the Founders Society, New York University, and is a member of the University of Virginia School of Law Business Advisory Council. He is also Chairman of the Board of Advisors of the Freeman Center for Jewish Life at Duke University. Together with Ms. Silvers, Mr. Rubenstein was named Co-Business Person of the Year, City of Boca Raton, Florida in 1992. Mr. Rubenstein is married to Laurie S. Silvers.

         LAURIE S. SILVERS is a founder of Hollywood Media and has served as its Vice-Chairman, President and Secretary since its inception in January 1993. Ms. Silvers was a founder of the Sci-Fi Channel, of which she served as Chief Executive Officer from January 1989 to March 1992 and Co-Vice Chairman from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Ms. Silvers practiced law for 10 years. Ms. Silvers received a J.D. degree from University of Miami School of Law in 1977. Ms. Silvers serves on the Board of Trustees of the University of Miami, the Board of Directors of the Economic Council of Palm Beach County, Florida, and the International Board of Governors of the Children's World Blood Bank.

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

         SCOTT A. GOMEZ joined Hollywood Media in April 2003 as Vice President of Finance and Accounting. Mr. Gomez is responsible for accounting, financial and tax matters for Hollywood Media and its subsidiaries, including cash management, preparation of financial statements, and SEC reporting. Prior to joining Hollywood Media, Mr. Gomez was a Senior Accountant for Klein & Barreto, P.A., a public accounting firm, from July of 2001 to April of 2003. During his tenure with Klein & Barreto, Mr. Gomez worked closely with Hollywood Media on various matters including taxes. Previously, Mr. Gomez was a Senior Auditor with Arthur Andersen LLP, a public accounting firm, and held other prior positions with such firm, during the period from August of 1999 to July of 2001. Mr. Gomez graduated from the University of Florida with a Masters of Accounting degree and is a Certified Public Accountant.

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

         DEBORAH J. SIMON has served as a director of Hollywood Media since November 1995. Ms. Simon held the position of Senior Vice President of Simon Property Group, an Indianapolis-based real estate development and management firm that is listed on the New York Stock Exchange, from 1991 to 1996, and she currently serves as the Chairperson of the Simon Youth Foundation. Ms. Simon also serves on the Advisory Board for The Children's Museum of Indianapolis, on the Board of Trustees for the Indianapolis Museum of Art and on the Board of Regents for Mercersburg Academy. She also has been an independent producer, with several television credits to her name.

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

AUDIT COMMITTEE COMPOSITION

         The Board of Directors has established an Audit Committee in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are identified in the table of directors and executive officers above. The Board believes that each member of the Audit Committee is an independent director as defined under the Securities Exchange Act of 1934 and rules thereunder and under the listing rules of the Nasdaq Stock Market. The Board has previously determined that the Audit Committee meets the prior and continuing Nasdaq listing requirement that at least one member of the Audit Committee has such experience or background which results in the individual's financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. However, we currently do not have a designated "Audit Committee Financial Expert" (as defined in Item 401 of SEC Regulation S-K rules) on our audit committee, but we are planning to designate such a financial expert in the future and we are considering potential candidates.

CODE OF ETHICS

         Hollywood Media has adopted a Code of Professional Conduct that applies all of its officers, directors and employees. This Code of Professional Conduct is posted and available for viewing on our internet website, www.hollywood.com, on the "investor relations" section of the web site under the caption "Code of Professional Conduct." Hollywood Media's internet website and any other website mentioned in this Form 10-K, and the information contained or incorporated therein, are not intended to be incorporated into this Form 10-K.

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

         To Hollywood Media's knowledge, based solely on a review of the copies of such reports furnished to Hollywood Media or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% beneficial owners for the year ended December 31, 2003 have been complied with, except as follows: Deborah
J. Simon, Harry T. Hoffman and Robert E. McAllan each made one filing after the due date (or are in the process of filing) to report an automatic formula stock grant under Hollywood Media's Directors Stock Option Plan, and Nicholas Hall made one filing after the due date to report one transaction by his spouse under Hollywood Media's 401(k) plan.

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

         SUMMARY COMPENSATION TABLE. The following table sets forth the aggregate compensation of the Named Executive Officers for 2003, 2002 and 2001.

                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                ANNUAL COMPENSATION                             AWARDS
                                  ------------------------------------------------   ---------------------------     -----------

                                                                         OTHER        RESTRICTED       SHARES
                                                                         ANNUAL         STOCK        UNDERLYING       ALL OTHER
         NAME AND                                                     COMPENSATION      AWARDS      OPTIONS/SARS     COMPENSATION
      PRINCIPAL POSITION          YEAR     SALARY ($)    BONUS ($)       ($) (1          ($)             (#)             ($)
  --------------------------      ----     ----------    ---------   -------------   -----------     -----------     -----------
Mitchell Rubenstein,              2003    347,155        25,000             --         150,000 (2)     350,000        3,063 (5)
Chief Executive Officer           2002    286,213        25,000          1,025              --              --        3,750 (5)
                                  2001    227,536 (3)    25,000             --       1,140,294 (4)      99,224        3,934 (5)

Laurie S. Silvers                 2003    322,155        25,000             --         150,000 (2)     350,000        3,063 (5)
President                         2002    286,213        25,000          1,025              --              --        3,750 (5)
                                  2001    227,536 (3)    25,000             --       1,140,294 (4)      99,224        3,934 (5)

Nicholas G. Hall,                 2003    135,000        30,000 (6)         --              --              --        3,375 (5)
Chief Operating Officer           2002    135,000        30,000 (7)         --              --              --        3,313 (5)
                                  2001    129,808        30,000             --            5,192 (8)     45,046        2,748 (5)

Scott Gomez                       2003     78,317            --             --              --              --           --
Vice President of Finance and
Accounting (9)

----------
(1) Perquisites and other personal benefits less than the applicable reporting threshold have been excluded.
(2) Represents the value, based on the market price of Hollywood Media's common stock as of the July 1, 2003 grant date, of 125,000 shares of restricted common stock granted to the named officer in connection with the officer's agreement to extend his or her employment agreement. The shares vest at the rate of 25% per calendar quarter following the grant date. As of December 31, 2003, the unvested portion of such shares had an aggregate market value of $166,250.
(3) One month of salaries were deferred.
(4) Represents the dollar value, based on the market price of Hollywood Media's common stock as of the December 14, 2001 grant date, of 260,341 shares of restricted common stock granted to the named officer in exchange for such officer's cancellation of 522,500 outstanding stock options. The approximate value of the officer's stock options that were cancelled and the value of the restricted shares issued to such officer (based on the market price of Hollywood Media's common stock on the grant date), was $1,140,294. As of January 1, 2003, all such shares were vested.
(5) Represents the market value, as of the last day of the applicable year, of shares of common stock issued as matching contributions under Hollywood Media's 401(k) plan for such year.
(6) Bonus in 2003 paid in 2004.
(7) Bonus in 2002 paid in 2003.
(8) Represents the value on the grant date of 1,304 shares of common stock issued to Mr. Hall.
(9) Mr. Gomez was appointed as our Vice President of finance and Accounting as of April 2003.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS.

         Effective July 1, 1998, Hollywood Media extended its employment agreements with each of Mitchell Rubenstein, to serve as Chairman and Chief Executive Officer, and Laurie S. Silvers, to serve as Vice Chairman and President for an additional five-year term expiring July 1, 2003. During 2003, these agreements were amended and extended for one year commencing July 1, 2003 and ending on June 30, 2004 (such agreements, as amended in 2003, are sometimes referred to below as the "2003 Agreements").

         In connection with approving the 2003 Agreements, Hollywood Media's Compensation Committee considered, among other things, the following factors:
(i) various financial and operational achievements of Hollywood Media (and the efforts of Mr. Rubenstein and Ms. Silvers to facilitate such achievements), including but not limited to the launch of Hollywood Media's "Totally Hollywood TV" digital cable television network (as further described below), and the successful launch and continued growth of the MovieTickets.com affiliate of Hollywood Media in which Hollywood Media owns a 26.4% equity interest, (ii) levels of compensation paid to CEOs, Presidents and other executive officers of other companies, and (iii) Mr. Rubenstein and Ms. Silvers have personally assisted Hollywood Media with cash flow over the years and currently by, among other things, making available from their personal funds a line of credit for Hollywood Media to draw upon, and personally guaranteeing surety bonds on behalf of Hollywood Media.

         The terms of each of the employment agreements are automatically extended for successive one-year terms unless Hollywood Media or the executive officer gives written notice to the other at least 30 days prior to the then-scheduled expiration date. Each of the employment agreements provides for an annual salary (subject to automatic cost-of-living increases), an annual bonus in an amount determined by the Board of Directors and an automobile allowance of $650 per month. The adjusted annual salary for each such executive officer for 2003 under the agreements was $294,310 until the agreements were amended in the 2003 Agreements. The 2003 Agreements provide for annual salaries commencing July 1, 2003 of $400,000 for Mr. Rubenstein and $350,000 for Ms. Silvers.

         The respective employment agreements provide that each executive will continue to receive his or her salary until the expiration of the term of the employment agreement if his or her employment is terminated by Hollywood Media for any reason other than death, disability or Cause (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the executive's disability, and that the executive's estate will receive a lump sum payment equal to one year's base salary plus a pro rata portion of any bonus to which the executive is entitled upon termination of the employment agreement by reason of the executive's death.

         The term "Cause" is defined in the employment agreements to mean (a) the executive officer's act or omission which constitutes a willful and material breach of such executive officer's employment agreement which is not cured within 30 days after such executive officer's receipt of notice of such breach,
(b) the executive officer's fraud, embezzlement or misappropriation of Hollywood Media's assets or property, or (c) the executive officer's conviction for a criminal act that is a felony. A termination by Hollywood Media of one of such executive officer's employment without Cause will constitute a termination without Cause of the other such executive officer for purposes of the employment agreements.

         Under the employment agreements as currently amended, if a Change of Control (as defined in the employment agreements) occurs, the employment agreements provide for the continued employment of the executive officers until the earlier of two years following the Change of Control or the then-scheduled expiration date of the term of employment. In addition, following a Change in Control, if the executive officer's employment is terminated by Hollywood Media or by the executive officer during the term of the agreement, such executive officer will receive a lump sum cash payment equal to three times the executive officer's then-existing base salary and most recent annual bonus.

         Under the employment agreements as currently amended, the term "Change of Control" is defined to mean (a) any person's or group's acquisition of 20% or more of the combined voting power of Hollywood Media's outstanding securities (other than as a result of an issuance of securities initiated by Hollywood Media, or open market purchases approved by the Board of Directors of Hollywood Media, as long as the majority of the Board approving the purchases is the majority at the time the purchases are made), (b) in the event of any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, the persons who were directors of Hollywood Media prior to such transaction ceasing to constitute a majority of the Board of Directors following the transaction, or (c) the sale or transfer of Hollywood Media its entirety or all or substantially all of its assets through any structure or form of transaction, including, but not limited to, a direct or indirect acquisition, merger, consolidation, restructuring or any similar or related transaction.

         In connection with and pursuant to the terms of the 2003 Agreements, the Chief Executive Officer and the President were each granted as of July 1, 2003 (i) stock options to purchase 350,000 shares of the Hollywood Media's common stock at an exercise price equal to the closing market price of the common stock on the date of grant ($1.20 per share), which options were granted under Hollywood Media's shareholder-approved stock option plan, and (ii) 125,000 shares of restricted stock, issued under Hollywood Media's shareholder-approved 2000 Stock Incentive Plan. The stock options and the shares of restricted stock vest at the rate of twenty-five percent per quarter over the one-year period following the date of grant, subject to accelerated vesting upon certain events including a Change of Control, and the options have a five-year term.

         The employment agreements include additional payments upon certain conditions relating to the signing of new cable television contracts, as described below. As background, in 2002 Hollywood Media launched "Totally Hollywood TV" ("THTV"), an interactive digital cable television network for distribution on cable TV systems. THTV is currently carried on certain cable TV systems owned by Cox Communications and Cablevision Systems Corp. THTV utilizes certain content from Hollywood Media's Hollywood.com division. Mr. Rubenstein and Ms. Silvers previously founded the Sci-Fi Channel, a cable television network which they sold to USA Networks in 1992.

         In order for Hollywood Media to obtain the agreements of Mr. Rubenstein and Ms. Silvers to renew their employment agreements under which Hollywood Media benefits from their experience in obtaining cable operator carriage contracts, their cable industry relationships and contacts and their efforts in seeking to obtain additional cable operator carriage agreements for THTV, the 2003 Agreements provide for Hollywood Media to make certain payments to Mr. Rubenstein and Ms. Silvers in the event that Hollywood Media or one of its subsidiaries or affiliates, during the term of the employment agreement (including any subsequent renewal periods) and so long as the executive is employed by Hollywood Media at the time, enters into agreements to carry THTV with (a) two additional Multiple System Operators ("MSOs") that are among the largest eight MSOs (excluding Cox Communications and Cablevision Systems Corp.), or (b) with Comcast Corporation. In such event, each such executive officer shall be entitled to payments equivalent to five percent of the net income (as determined in accordance with GAAP) generated operationally, in the aggregate, by Hollywood Media's THTV and Hollywood.com, Inc. divisions (which divisions share certain operations), and, if THTV and Hollywood.com were to be sold by Hollywood Media, the executive can elect to receive five percent of the net sale proceeds generated from the sale of such divisions in lieu of the net income payments continuing after the sale. The 2003 Agreements provide that these payment rights, once earned during the employment term, survive termination or expiration, for any reason, of the executive's employment with Hollywood Media.

         OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth certain information with respect to grants of stock options to Named Executive Officers during 2003 under Hollywood Media's shareholder-approved stock option plans. In addition, there are shown hypothetical gains or "option spreads" that could be realized for the respective options, based on arbitrarily assumed rates of annual compound stock price appreciation (as required to be assumed under SEC rules) of 0 percent, 5 percent and 10 percent from the date the options were granted over the full option terms

STOCK OPTION GRANTS IN 2003

                                               INDIVIDUAL GRANTS
                        ---------------------------------------------------------------------

                                        PERCENT OF                                                    POTENTIAL REALIZABLE VALUE
                        NUMBER OF         TOTAL                                                       AT ASSUMED ANNUAL RATES OF
                          SHARES         OPTIONS       EXERCISE        MARKET                         STOCK PRICE APPRECIATION FOR
                        UNDERLYING      GRANTED TO      OR BASE       PRICE ON                            OPTION TERM (1)
                         OPTIONS        EMPLOYEES        PRICE        DATE OF      EXPIRATION     ---------------------------------
       NAME              GRANTED         IN 2003       PER SHARE       GRANT          DATE         0%           5%            10%
-------------------    -------------    -----------    ----------     --------     -----------    ------    -----------    --------
Mitchell               350,000 (2)         41%         $1.20          $1.20        7/1/2008        --       $ 116,038      $ 256,414
Rubenstein

Laurie S. Silvers      350,000 (2)         41%         $1.20          $1.20        7/1/2008        --       $ 116,038      $ 256,414
Nicholas G. Hall            --             --             --             --              --        --              --             --
Scott Gomez             20,000 (3)          2%         $ .88          $ .88        4/21/2008       --       $  85,095      $ 188,037

----------
(1) These amounts represent certain assumed rates of appreciation only. There can be no assurances that the amounts reflected will be achieved.
(2) These options become cumulatively exercisable at the rate of 25% per calendar quarter following the grant date.
(3) These options become exercisable at the rate of 25% per year.

STOCK OPTION EXERCISES DURING 2003 AND STOCK OPTIONS HELD AT END OF 2003. No stock options were exercised by the Named Executive Officers during 2003. The following table indicates the total number and value of exercisable and unexercisable stock options held by each Named Executive Officer as of December 31, 2003:

STOCK OPTION EXERCISES IN LAST YEAR AND YEAR-END OPTION VALUE

                                                                  NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                              NUMBER                             UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS
                            OF SHARES                          OPTIONS AT FISCAL YEAR END               AT FISCAL YEAR END
                             ACQUIRED         VALUE         ---------------------------------    ---------------------------------
NAME                       ON EXERCISE       REALIZED       EXERCISABLE      UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
----------------------     -------------    -----------     -------------    ----------------    -------------    ----------------
Mitchell Rubenstein              --            --             250,095           311,629          $ 113,750        $ 341,250
Laurie S. Silvers                --            --             250,095           311,629          $ 113,750        $ 341,250
Nicholas G. Hall                 --            --              40,012            15,035          $    --          $    --
Scott Gomez                      --            --                --              20,000          $    --          $  17,600

COMPENSATION OF DIRECTORS. Directors of Hollywood Media who are neither employees nor consultants ("non-employee directors") are compensated at the rate of $2,500 for each meeting of the Board of Directors attended in person and $500 for each meeting of the Board attended by telephone, and all directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings.

         Hollywood Media's shareholder-approved Directors Stock Option Plan (the "Directors Plan") provides for automatic grants of stock options to each non-employee director, as follows: (1) an initial grant of an option to purchase 15,000 shares of common stock at the time such person first becomes appointed to the Board, and (2) an annual grant of an option to purchase 15,000 shares of common stock on the date of each annual meeting of Hollywood Media's shareholders at which the director is reelected. The exercise price per share of any option granted under the Directors Plan is the "Fair Market Value" per share of common stock (based on the prevailing stock market price per share of common stock, as defined in the Directors Plan) on the date the option is granted.

         In 2003, the Directors Plan was amended with shareholder approval to provide for the above-referenced stock grant formula and to increase the number of shares available for options under the plan. Because there were no grants made under the plan in 2002 due to an insufficient number of shares available to fulfill the prior formula for granting options, such amendment also provides that, any director who was eligible under the plan at the time of the Company's Annual Meeting of Shareholders in December 2002 would receive, upon reelection to the Board at the 2003 Annual Meeting of Shareholders, an additional grant of an option to purchase 15,000 shares of common stock.

         A total of 300,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Plan. Options granted under the Directors Plan become exercisable six months after the date of grant and expire ten years after the date of grant, subject to earlier termination upon certain conditions as provided in the plan. The Board of Directors, in its discretion, may cancel all options granted under the Directors Plan that remain unexercised on the date of consummation of certain corporate transactions described in the Directors Plan. No grants may be made under the Directors Plan after July 1, 2008 unless the plan is extended.

         During 2003, the following grants of stock options were made to non-employee directors under the Directors Plan:

                                  NUMBER OF
          NAME OF                   SHARES
          NON-EMPLOYEE             SUBJECT        EXERCISE                         EXPIRATION
          DIRECTOR                TO OPTIONS        PRICE        GRANT DATE           DATE
         -----------------        ----------      --------       ----------        ----------
         Harry T. Hoffman        30,000           $2.03         12/16/2003        12/16/2013

         Robert E. McAllan       30,000           $2.03         12/16/2003        12/16/2013

         Deborah J. Simon        30,000           $2.03         12/16/2003        12/16/2013

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The current members of the Compensation Committee are Harry T. Hoffman and Deborah
J. Simon. See "Item 13 -- Certain Relationships and Related Transactions" for a description of several matters relating to such Compensation Committee members and/or their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of the common stock of Hollywood Media as of March 26, 2004 (or other date as indicated in the footnotes below) by (1) each person known to beneficially own more than 5% of the outstanding shares of the common stock, (2) each director of Hollywood Media, (3) Hollywood Media's Chief Executive Officer and each of its other executive officers whose total annualized salary and bonus in 2003 was $100,000 or more, and (4) all directors and executive officers of Hollywood Media as a group.

                              NAME AND ADDRESS              NUMBER OF SHARES           PERCENT OF
                          OF BENEFICIAL OWNER (1)        BENEFICIALLY OWNED (2)        CLASS (2)
                          -----------------------        ----------------------        ----------
                  Shannon River Partners, LP                2,235,661 (3)                  8.06%
                  Mitchell Rubenstein                       2,222,202 (4)                  7.71%
                  Laurie S. Silvers                         2,222,202 (4)                  7.71%
                  Federated Investors, Inc.                 1,818,334 (5)                  6.48%
                  Leonardo, L.P.                            1,806,388 (6)                  6.24%


                              NAME AND ADDRESS              NUMBER OF SHARES           PERCENT OF
                          OF BENEFICIAL OWNER (1)        BENEFICIALLY OWNED (2)        CLASS (2)
                          -----------------------        ----------------------        ----------
                  Gruber and McBaine Capital
                      Management, LLC                       1,650,028 (7)                  5.96%
                  Granite Capital, L.P.                     1,525,890 (8)                  5.51%
                  Wellington Management
                      Company, LLP                          1,412,623 (9)                  5.11%
                  Vanguard Explorer Fund                    1,398,823 (10)                 5.06%
                  Deborah J. Simon                             37,347 (11)                    *
                  Harry T. Hoffman                             16,616 (12)                    *
                  Robert E. McAllan                            17,199 (13)                    *
                  Nicholas G. Hall                             47,533 (14)                    *
                  Scott Gomez                                   5,000 (15)                    *
                  All directors and executive officers of   2,345,897 (16)                 8.11%
                  Hollywood Media as a group
                  (7 persons)

----------

 *   Less than 1%

(1) Except as otherwise noted in the footnotes below, the address of each beneficial owner is in care of Hollywood Media Corp., 2255 Glades Road, Boca Raton, Florida 33431.

(2) For purposes of this table, "beneficial ownership" is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person has the right to acquire within 60 days, such as pursuant to exercisable stock options and warrants. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Hollywood Media had 27,669,696 outstanding shares of common stock as of March 26, 2004).

(3) Represents 2,153,915 outstanding shares of common stock, and 81,746 shares of common stock issuable upon exercise of warrants. Each of Shannon River Partners, LP, Shannon River Capital Management, LLC, Wynnefield Capital Management, LLC and Wynnefield Capital, Inc. has or shares voting and/or dispositive power over a portion of such shares owned of record and/or beneficially by Shannon River Partners II, LP, Wynnefield Partners Small Cap Value, LP, Wynnefield Partners Small Cap Value, LP I, and/or Wynnefield Small Cap Value Offshore Fund, Ltd. The business address for such owners is 450 Seventh Avenue, Suite 509, New York, New York 10123. This information is based in part upon on a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2004, and upon ownership information provided by the holder as reflected in Hollywood Media's Form S-3 Registration Statement filed with the Securities and Exchange Commission on March 12, 2004.

(4) Mr. Rubenstein and Ms. Silvers beneficially own a combined aggregate of 1,071,661 outstanding shares of common stock, and 948,448 shares of common stock issuable pursuant to exercisable stock options, 50,578 shares of common stock issuable pursuant to warrants and 151,515 shares of common stock issuable upon conversion of Hollywood Media's 6% Senior Convertible Debentures Due 2005 ("Convertible Debentures"). With the exception of 246,999 shares which are owned by Mitchell Rubenstein individually (including 5,498 shares held for his account in Hollywood Media's 401(k) plan) and 214,910 shares which are owned individually by Laurie S. Silvers, his wife (including 5,498 shares held for her account in Hollywood Media's 401(k) plan), all other outstanding shares are held by Mr. Rubenstein and Ms. Silvers jointly as tenants by the entireties.

(5) Represents (a) 1,414,148 outstanding shares of common stock, (b) up to 303,030 shares of common stock issuable upon conversion of Convertible Debentures, and (c) up to 101,156 shares of common stock issuable upon exercise of warrants. Includes shares beneficially owned by the Federated Kaufmann Fund, a mutual fund that is an affiliate of Federated Investors, Inc. Hans P. Utsch and Lawrence Auriana are the portfolio managers of Federated Kaufmann Fund and such individuals disclaim beneficial ownership of the securities. Certain outstanding shares are held in the Voting Shares Irrevocable Trust ("Trust"), the trustees of which are John F. Donahue, Rhodora J. Donahue, and J. Christopher Donahue ("Trustees"). The Trust, Trustees, and Federated Investors, Inc. disclaim that they are the beneficial owners of such securities. The business address of Federated Kaufmann Fund is 140 East 45th Street, 43rd Floor, New York, New York 10017 and the business address of Federated Investors, Inc. is Federated Investors Tower, Pittsburgh, PA 15222-3779. This information is based in part upon on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2003, and upon ownership information provided by the holder as reflected in Hollywood Media's Prospectus filed with the Securities and Exchange Commission on July 3, 2002.

(6) Represents (a) 525,079 outstanding shares of common stock, (b) up to 909,090 shares of common stock issuable upon conversion of Convertible Debentures and (c) up to 372,219 shares of common stock issuable upon exercise of warrants. Angelo, Gordon & Co., L.P. ("Angelo, Gordon"), a director of Leonardo Capital Management Inc., the general partner of Leonardo, L.P., has or shares voting control and investment discretion over the shares owned by Leonardo, L.P and may be deemed to be a beneficial owner of such shares. Angelo, Gordon disclaims beneficial ownership of the shares held by Leonardo, L.P. Mr. John M. Angelo, the chief executive officer of Angelo, Gordon, and Mr. Michael L. Gordon, the chief operating officer of Angelo, Gordon, are general partners of AG Partners, L.P., the sole general partner of Angelo, Gordon, and may be considered beneficial owners of shares deemed to be beneficially owned by Angelo, Gordon. Messrs. Angelo and Gordon disclaim beneficial ownership of the shares held by Leonardo, L.P. The business address of Leonardo, L.P. is c/o Angelo Gordon & Co., L.P., 245 Park Avenue, 26th Floor, New York, New York 10167. This information is based in part upon ownership information provided by the holder as reflected in Hollywood Media's Prospectus filed with the Securities and Exchange Commission on July 3, 2002 and in its Form S-3 Registration Statement filed on March 12, 2004.

(7) This information is based on a Schedule 13G filed with the Securities and Exchange Commission dated February 12, 2004, indicating beneficial ownership by Gruber and McBaine Capital Management, LLC through shared voting and shared dispositive power over 1,354,244 shares of common stock, and beneficial ownership of such shares by certain affiliated group members as well as an aggregate of 295,784 additional shares owned in part by each of Jon D. Gruber, J. Patterson McBaine and Eric B. Swergold, respectively. The business address of Gruber and McBaine Capital Management, LLC is 50 Osgood Place, Penthouse, San Francisco, CA 94133.

(8) Includes 12,500 shares of common stock issuable under a warrant held by Granite Capital, L.P. This information is based on a Schedule 13G filed with the Securities and Exchange Commission on September 20, 2002, indicating beneficial ownership through shared voting and dispositive power over shares of common stock held by Granite Capital, L.P. (with respect to 1,046,506 shares), Granite Capital II, L.P. (with respect to 61,384 shares), Granite Capital Overseas Hedged Equity Fund Limited (with respect to 36,500 shares), Granum Value Fund (with respect to 381,500 shares), Granite Capital, L.L.C. (with respect to 1,144,390 shares), Granum Capital Management, L.L.C. (with respect to 381,500 shares), Lewis M. Eisenberg (with respect to 1,525,890 shares), and Walter F. Harrison, III (with respect to 1,525,890 shares). The business address of Granite Capital, L.P. is 126 East 56th Street, 25th Floor, New York, New York 10022.

(9) Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2004, Wellington Management Company, LLP has shared dispositive power with respect to such shares. The business address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(10) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 3, 2004, Vanguard Explorer Fund has sole voting power and shared dispositive power with respect to such shares. The business address of Vanguard Explorer Fund is 100 Vanguard Blvd., Malvern, Pennsylvania, 19355.

(11) Represents an aggregate of 18,165 outstanding shares of common stock, and 19,182 shares of common stock issuable pursuant to exercisable options.

(12) Represents an aggregate of 1,200 outstanding shares of common stock, 15,016 shares of common stock issuable pursuant to exercisable options and 400 shares of common stock issuable under a currently exercisable warrant.

(13) Represents 17,199 shares of common stock issuable pursuant to exercisable options.

(14) Represents 4,998 shares of common stock held for Mr. Hall's account in Hollywood Media's 401(k) plan, and 42,535 shares of common stock issuable pursuant to exercisable options.

(15) Represents 5,000 shares of common stock issuable pursuant to exercisable options.

(16) Represents an aggregate of 1,096,024 outstanding shares of common stock and 1,249,873 shares of common stock issuable pursuant to exercisable options, warrants, and Convertible Debentures.

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following table sets forth information as of December 31, 2003 regarding compensation plans under which equity securities of Hollywood Media are authorized for issuance, aggregated by "Plan category" as indicated in the table:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                -------------------------------------------------------------------
                                                                    AS OF DECEMBER 31, 2003

         ----------------------------------------------------------------------------------------------------------
         PLAN CATEGORY:                         NUMBER OF SECURITIES     WEIGHTED AVERAGE     NUMBER OF SECURITIES
                                                  TO BE ISSUED UPON     EXERCISE PRICE OF      REMAINING AVAILABLE
                                                     EXERCISE OF           OUTSTANDING         FOR FUTURE ISSUANCE
                                                OUTSTANDING OPTIONS,    OPTIONS, WARRANTS         UNDER EQUITY
                                                 WARRANTS AND RIGHTS        AND RIGHTS       COMPENSATION PLANS (1)
         ----------------------------------------------------------------------------------------------------------
                                                       (a)                     (b)                     (c)
         ----------------------------------------------------------------------------------------------------------
         Equity compensation plans approved
         by security holders                      2,769,503                $6.00                    1,568,972 (2)
         ----------------------------------------------------------------------------------------------------------
         Equity compensation plans not
         approved by security holders (3)         2,269,272                $6.88                         --
         ----------------------------------------------------------------------------------------------------------
                  Total                           5,038,775                $6.40                    1,568,972
         ----------------------------------------------------------------------------------------------------------

----------
(1) Excluding securities reflected in column (a). The number reflected in column
    (c) is as of December 31, 2003 and is subject to change subsequent to such date based on various factors, including the terms of the plans. See Note 2 below.

(2) Hollywood Media has three shareholder-approved equity compensation plans: the 2000 Stock Incentive Plan, the 1993 Stock Option Plan, and the Directors Stock Option Plan. If options granted under these plans expire or terminate prior to exercise, then the shares subject to the expired or terminated options would become available for future grants. No additional grants of stock options may be made under the 1993 Stock Option Plan because the ten-year period for granting options under that plan expired in July 2003. In addition to stock options, the 2000 Stock Incentive Plan permits the granting of restricted stock awards and other forms of equity compensation as provided in that plan, and there were 1,411,846 shares available for granting additional awards under that plan as of December 31, 2003. Additional information about such plans and awards is provided in the Notes to Hollywood Media's Consolidated Financial Statements in Item 8 of this Form 10-K.

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

INVESTMENTS BY AFFILIATE OF THE SIMON PROPERTY GROUP;
RIGHT TO DESIGNATE BOARD NOMINEE

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

CONSULTING AGREEMENT WITH DR. MARTIN H. GREENBERG; TEKNO BOOKS PARTNERSHIP

         Dr. Martin H. Greenberg, a director of Hollywood Media until his resignation from the Board in October 2003, does not receive a salary for serving as the Chief Executive Partner of Hollywood Media's Tekno Books division. In 1993, Hollywood Media entered into a consulting agreement with Dr. Greenberg pursuant to which he agreed to render advisory and consulting services to Hollywood Media, including identifying best-selling authors to create intellectual properties for Hollywood Media and negotiating agreements with such authors, arranging for the publication of prose novels and anthologies for children and adults based on Hollywood Media's intellectual properties, and attending trade shows and conventions on Hollywood Media's behalf. The consulting agreement expired in November 2003. Pursuant to the consulting agreement, Dr. Greenberg received consulting fees of $30,000 per year. In connection with Hollywood Media's acquisition of Tekno Books, the consulting agreement was amended on December 9, 1994 to provide Dr. Greenberg with the exclusive right to package novelizations based on Hollywood Media's entertainment properties.

         Hollywood Media's Tekno Books division is owned by a partnership in which Hollywood Media and Dr. Greenberg are the partners. Hollywood Media holds a 51% partnership interest and Dr. Greenberg holds a 49% interest in the Tekno Books partnership. The partnership makes periodic distributions to its partners of specified amounts of its income as provided pursuant to the terms of its partnership agreement between Hollywood Media and Dr. Greenberg, which distributions generally are made pro rata to the partners in proportion to their respective percentage interests in the partnership. During 2003, Hollywood Media received aggregate partner distributions of $482,538 from the Tekno Books partnership and Dr. Greenberg received aggregate partner distributions of $463,628. The partnership agreement has been in effect since October 1994 and was amended and restated in November 2002 including changes providing for: extension of the stated termination date of the partnership from December 31, 2024 to December 31, 2052; Dr. Greenberg's agreement to serve as the Chief Executive Partner of the partnership through November 1, 2012 and for such longer period as Dr. Greenberg shall desire, subject to certain conditions; and a non-competition agreement by Dr. Greenberg while he is a partner and for a period of five years thereafter.

OFFERING OF CONVERTIBLE DEBENTURES

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures Due May 2005 (the "Debentures") to a group of investors, including existing shareholders of the company, upon payment of an aggregate $5.7 million cash investment from such investors. Mitchell Rubenstein, the Chairman and Chief Executive Officer of Hollywood Media, and Laurie S. Silvers, the Vice Chairman and President of

Hollywood Media, participated in the financing with a $500,000 cash investment. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of common stock of Hollywood Media at a price of $3.30 per share (the prior price was $3.46 per share which was reduced due to the effect of a customary average weighted anti-dilution provision as a result of Hollywood Media's private placement of common stock and warrants in February 2004). Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in cash or common stock. The investors also received fully vested warrants to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock. The Debentures and warrants contain certain restrictive covenants and customary anti-dilution provisions. Pursuant to such offering, Mr. Rubenstein and Ms. Silvers acquired $500,000 principal amount of the Debentures and warrants to purchase 50,578 shares of common stock at a price of $3.78 per share (the exercise price is now $3.34 per share due to adjustments resulting from the private placement in February 2004), upon the same terms as the other purchasers of the Debentures.

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

LINE OF CREDIT AND CERTAIN ARRANGEMENTS WITH CHIEF EXECUTIVE OFFICER
AND PRESIDENT

         Line of Credit. Pursuant to a line of credit agreement established in March 2002, as amended, Mitchell Rubenstein, the Chairman and Chief Executive Officer of Hollywood Media, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, committed to lend funds to Hollywood Media at the prime rate plus one percent, subject to certain conditions and limitations, which commitment expired in January 2004. During 2003, the outstanding principal balance of such loan increased from $0 as of January 1, 2003 to $700,000, which balance has been repaid in full together with aggregate interest of $11,617. Up to $500,000 of such balance was collateralized by Broadway Ticketing inventory.

         Performance Bonds for Broadway Ticketing Division. During 2003, Hollywood Media's Chief Executive Officer and President made a personal guarantee to a surety bond company as a condition for such surety to issue certain surety bonds required by ticketing companies doing business with Hollywood Media's Broadway Ticketing Division. Hollywood Media has agreed to indemnify its Chief Executive Officer and President for any personal costs they may incur in connection with such arrangements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
         ---------------------------------------

         The following is a description of the fees billed to Hollywood Media by its principal auditing firm, Ernst & Young LLP ("Ernst"), for the years ended December 31, 2002 and 2003 for various services indicated.

         Type of Fees                  2003             2002
         ------------                  ----              ----

         Audit Fees                  $315,000        $ 242,218
         Audit-Related Fees                --           22,525
         Tax Fees                          --               --
         All Other Fees                    --               --
                                     --------        ---------
         Total                       $315,000        $ 264,743
                                     ========        =========

         The fee types referenced in the above table, are defined as follows:

                  "AUDIT FEES" are aggregate fees billed by Hollywood Media's principal auditing firm for professional services for the audit of Hollywood Media's consolidated financial statements included in its Form 10-K and review of financial statements included in its Forms 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

                  "AUDIT-RELATED FEES" are fees billed by Hollywood Media's principal auditing firm for assurance and related services that are reasonably related to the performance of the audit or review of Hollywood Media's financial statements. Such services include principally services associated with reports related to regulatory filings, and general accounting and reporting advice.

                  "TAX FEES" are fees billed by Hollywood Media's principal auditing firm for professional services for tax compliance, tax advice, and tax planning.

                  "ALL OTHER FEES" are fees billed by Hollywood Media's principal auditing firm for any services not included in the forgoing fee categories.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         SEC rules require that audit services and permitted non-audit services provided by our principal auditing firm be pre-approved by our Audit Committee, with certain exceptions. Such rules permit such pre-approval to be given through explicit approval by the Audit Committee, or pursuant to pre-approval policies and procedures established by the Audit Committee. In addition to the Audit Committee's explicit pre-approval of services from time-to-time, the Audit Committee has adopted pre-approval policies approving certain services to the extent permitted under SEC rules and to the extent not already covered by explicit approvals, not to exceed $100,000 per engagement or $250,000 in the aggregate during the period including December 2003 through December 2004. Such pre-approved services may or may not be requested or provided. The services authorized under such pre-approval policies include (i) services relating to mergers, acquisitions, dispositions, equity or debt financings and other transactions (which services may include addressing questions about structuring, effects on financial statements, accounting and SEC reporting, preparation of comfort letters, diligence, and financial review or audit services), (ii) tax services including but not limited to services relating to tax compliance and filing preparations, tax advice or tax planning, (iii) assistance with compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations (the "S-O Act") regarding internal controls and related matters (but excluding any services or activities by Ernst not permissible under the S-O Act), and (iv) employee benefit plan audits.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         -----------------------------------------------------------------

         (a)      EXHIBITS:

                                                                                                       INCORPORATED BY
   Exhibit   Description                                                                                REFERENCE FROM
   -------   -----------                                                                               ----------------
     3.1     Third Amended and Restated Articles of Incorporation                                      (1)

     3.2     Bylaws                                                                                    (2)

     4.1     Form of Common Stock Certificate                                                          (3)

     4.2     Rights Agreement dated as of August 23, 1996 between Hollywood Media
             and American Stock Transfer & Trust Company, as Rights Agent                              (4)

     4.3     Amendment No. 1, dated as of December 9, 2002, to Amended and
             Restated Rights Amendment dated as of August 23, 1996 between  Hollywood  Media Corp.     (5)
             and American Stock Transfer & Trust Company.

    10.1     Executive Compensation Plans and Arrangements
             (a) Employment Agreement between Hollywood Media and Mitchell
                 Rubenstein dated as of July 1, 1993                                                   (6)
             (b) Extension and Amendment Agreement between Hollywood Media and
                 Mitchell Rubenstein entered into as of July 1, 1998                                   (7)
             (c) Employment  Agreement  between  Hollywood Media and                                   (6)
                 Laurie S. Silvers dated as of July 1, 1993
             (d) Extension and Amendment Agreement between Hollywood Media and
                 Laurie S. Silvers entered into as of July 1, 1998                                     (7)
             (e) 1993 Stock Option Plan, as amended effective October 1, 1999                          (8)
             (f) Directors Stock Option Plan, as amended effective May 1, 2003                        (22)
             (g) Form of Indemnification Agreement between Hollywood Media and each of
                 its Directors and Officers                                                            (6)
             (h) 2000 Stock Incentive Plan, as amended October 30, 2003                               (23)
             (i) 401(k) Plan                                                                           (1)
             (j) Employment Agreement dated as of May 18, 1999, between                                (9)
                 Showtimes.com, Inc. and Brett West

             (k) Exchange Agreement dated as of December 14, 2001 between Hollywood Media              (10)
                 Corp. and Laurie S. Silvers

             (l) Exchange Agreement dated as of December 14, 2001 between Hollywood Media              (10)
                 Corp. and Mitchell Rubenstein

             (m) Employment Agreement dated as of February 25, 2002 between                            (10)
                 Hollywood Media Corp. and Jerrold A. Wish

    10.2     Advertising and Promotion Agreement dated January 3, 2000, between
             Hollywood.com, Inc. and CBS Corporation                                                   (11)

    10.3     Content License Agreement dated January 3, 2000 between Hollywood.com, Inc.
             and CBS Corporation                                                                       (11)

                                                                                                       INCORPORATED BY
   Exhibit   Description                                                                                REFERENCE FROM
   -------   -----------                                                                               ----------------

    10.4     Investors Rights Agreement dated January 3, 2000 between Hollywood Media and
             CBS Corporation                                                                           (11)

    10.5     Voting Agreement dated January 3, 2000 between Hollywood Media and
             CBS Corporation                                                                           (11)

    10.6     Common Stock Investment Agreement dated as of August 22, 2000 among
             Hollywood Media, Elliott Associates, L.P. and Westgate International, L.P.                (12)

    10.7     Registration Rights Agreement dated August 22, 2000 among Hollywood Media,
             Elliott Associates, L.P. and Westgate International, L.P.                                 (12)

    10.8     Common Stock Adjustment Warrant dated August 22, 2000 between
             Hollywood Media and Elliott Associates, L.P.                                              (12)

    10.9     Common Stock Adjustment Warrant dated August 22, 2000 between
             Hollywood Media and Westgate International, L.P.                                          (12)

    10.10    Common Stock Purchase Warrant dated August 22, 2000 between
             Hollywood Media and Elliott Associates, L.P.                                              (12)

    10.11    Common Stock Purchase Warrant dated August 22, 2000 between
             Hollywood Media  and Westgate International, L.P.                                         (12)

    10.12    Stock Purchase Agreement, dated as of August 26, 1999, between
             Hollywood Media and CBS (as predecessor to Viacom, Inc.)                                  (13)

    10.13    Purchase Agreement effective as of September 29, 2000 among
             Hollywood.com, Inc. and the Purchasers named therein                                      (14)

    10.14    Agreement and Plan of Merger dated as of September 15, 2000 by and among
             Cameron Mackintosh, Inc., Theatre Direct NY, Inc., Hollywood.com, Inc. and
             Theatre Acquisition Corp.                                                                 (15)

    10.15    Services Agreement dated as of February 9, 2001 between
             Hollywood Media Corp., and Lakeside Ventures, LLC                                         (16)

    10.16    Securities Purchase Agreement dated as of April 25, 2001 between
             Hollywood Media Corp., Societe Generale and Velocity Investment
             Partners, Ltd.                                                                            (16)

    10.17    Registration Rights Agreement dated as of April 25, 2001 between
             Hollywood Media Corp., Societe Generale and Velocity Investment Partners, Ltd.            (16)

    10.18    "A" Warrant issued to Societe Generale                                                    (16)

    10.19    "B" Warrant issued to Societe Generale                                                    (16)

    10.20    Asset Purchase Agreement dated as of July 19, 2001 among Hollywood Media,
             Independent Hollywood, Inc. and Always Independent Entertainment Corp.                    (17)

    10.21    Investment and Subscription Agreement made and entered into as of
             September 17, 2001, between Hollywood Media Corp. and Zeke, L.P., a
             Delaware limited partnership.                                                             (18)

                                                                                                       INCORPORATED BY
   Exhibit   Description                                                                                REFERENCE FROM
   -------   -----------                                                                               ----------------
    10.22    Purchase Agreement made as of October 12, 2001, between Broadway.com, Inc.,
             Robert DeVivio and Peter Falconello                                                       (18)

    10.23    Transfer and Shareholders Agreement dated January 14, 2002 by and among
             Baseline Acquisitions Corp., Baseline, Inc., Hollywood Media Corp. and
             Fountainhead Media Services, Inc.                                                         (19)

    10.24    Employment Agreement as of January 14, 2002 between Baseline, Inc. and
             Alex Amin                                                                                 (19)

    10.25    Employment Agreement as of January 14, 2002 between Baseline, Inc. and
             Rafi Gordon                                                                               (19)

    10.26    Pledge Agreement, as of January 14, 2002 between
             Fountainhead Media Services, Inc. and Hollywood Media Corp.                               (19)

    10.27    Management Services Agreement as of January 14, 2002 between
             Hollywood Services, Inc. and Baseline, Inc.                                               (19)

    10.28    Stock Purchase Agreement, as of January 14, 2002 between
             Fountainhead Services, Inc. and Hollywood Media Corp.                                     (19)

    10.29    Secured Promissory Note between Fountainhead Media Services and
             Hollywood Media Corp., dated January 14, 2002                                             (19)
             Schedule 1 to Promissory Note

    10.30    Exchange  Agreement  dated August 28, 2002,  among  Hollywood Media Corp.,                (20)
             Hollywood.com, Inc., Broadway.com, Inc. and Viacom Inc.

    10.31    Securities Purchase Agreement for 6% Senior Convertible Debentures,                       (21)
             dated as of May 22, 2002, among Hollywood Media Corp.,
             Federated Kaufman Fund, Portside Growth & Opportunity Fund Ltd.,
             Leonardo, L.P., Carpe Diem Long Short Fund, LLC and Mitchell
             Rubenstein

    10.32    6% Senior Convertible Debenture Due May 2005 issued by Hollywood                          (21)
             Media Corp. as of May 22, 2002

    10.33    Registration Rights Agreement, dated as of May 22, 2002, among                            (21)
             Hollywood Media Corp., Federated Kaufman Fund, Portside Growth
             & Opportunity Fund Ltd., Leonardo, L.P., Carpe Diem Long Short
             Fund, LLC and Mitchell Rubenstein

    10.34    Warrant issued by Hollywood Media Corp. to purchasers of 6% Senior                        (21)
             Convertible Debentures, dated as of May 22, 2002

    10.35    Agreement dated as of May 21, 2002 between Hollywood Media Corp.                          (10)
             and Velocity Investment Partners Ltd., providing for the
             cancellation of Warrant No. W-B-2 dated May 1, 2001 and a reduction in the exercise price of Warrant No. W-A-2

    10.36    Warrant W-A-3 dated May 30, 2002 issued to Velocity Investment                            (10)
             Partners Ltd. in replacement of Warrant No. W-A-2

                                                                                                       INCORPORATED BY
   Exhibit   Description                                                                                REFERENCE FROM
   -------   -----------                                                                               ----------------
    10.37    Amended and Restated Partnership Agreement dated as of November 21,                       (24)
             2002 between Hollywood Media Corp. and Dr. Martin H. Greenberg

    10.38    Indemnification Agreement for Surety Bonds dated as of May 7, 2003, by and between Hollywood Media Corp., and Mitchell Rubenstein and
             Laurie Silvers.                                                                           (25)

    10.39    Securities Purchase Agreement dated as of February 9, 2004, among
             Hollywood Media Corp. and the investors signatory thereto.                                (26)

    10.40    Registration Rights Agreement dated as of February 9, 2004, among
             Hollywood Media Corp. and the investors signatory thereto                                 (26)

    10.41    Form of Warrant issued to purchasers pursuant to Securities Purchase
             Agreement dated February 9, 2004.                                                         (26)

    10.42    Warrant issued to placement agent in connection with Securities
             Purchase Agreement dated February 9, 2004.                                                (26)

    21.1     Subsidiaries of Hollywood Media                                                           *

    23.1     Consent of Independent Certified Public Accountant, Ernst & Young LLP                     *

    23.2     Information regarding Consent of Arthur Andersen LLP                                      *

    31.1     Certification of Chief Executive Officer (Section 302)                                    *

    31.2     Certification of Vice President of Finance and Accounting (Section 302)                   *

    32.1     Certification of Chief Executive Officer (Section 906)                                    *

    32.2     Certification of Vice President of Finance and Accounting (Section 302)                   *

----------
  *  Filed as an exhibit to this Form 10-K
(1) Incorporated by reference from the exhibit filed with Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2000.
(2) Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(3) Incorporated by reference from the exhibit filed with Hollywood Media's Registration Statement on Form SB-2 (No. 33-69294).
(4) Incorporated by reference from exhibit 1 to Hollywood Media's Current Report on Form 8-K filed on October 20, 1999.
(5) Incorporated by reference from the exhibit to Hollywood Media's Current Report on Form 8-K filed on December 10, 2002.
(6) Incorporated by reference from the exhibit filed with Hollywood Media's Registration Statement on Form SB-2 (No. 33-69294).
(7) Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(8) Incorporated by reference from the exhibit filed with Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 1999.
(9) Incorporated by reference from exhibits filed with Hollywood Media's Quarterly Report on Form10-QSB for the Quarter ended June 30, 1999.
(10) Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(11) Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(12) Incorporated by reference from the exhibits to Hollywood Media's Current Report on Form 8-K filed on August 29, 2000.
(13) Incorporated by reference from exhibit 1 to Hollywood Media's Current Report on Form 8-K filed on September 28, 1999.
(14) Incorporated by reference from the exhibits to Hollywood Media's Current Report on Form 8-K filed on October 5, 2000.
(15) Incorporated by reference from the exhibits to Hollywood Media's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(16) Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-Q/A for quarter ended March 31, 2001.
(17) Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(18) Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(19) Incorporated by reference from the exhibit filed with Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2001.
(20) Incorporated by reference from the exhibit to Hollywood Media's Current Report on Form 8-K filed on August 28, 2002
(21) Incorporated by reference from the exhibit to Hollywood Media's Current Report on Form 8-K filed on May 23, 2002
(22) Incorporated by reference from Appendix B to Hollywood Media's Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders
(23) Incorporated by reference from Appendix C to Hollywood Media's Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders
(24) Incorporated by reference from the exhibit filed with Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2002
(25) Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
(26) Incorporated by reference from the exhibits to Hollywood Media's Current Report on Form 8-K filed on February 17, 2004

(b)      REPORTS ON FORM 8-K

         Hollywood Media filed one report on Form 8-K during the quarter ended December 31, 2003, on November 13, 2003. Item 12 of the Form 8-K reported that on November 13, 2003 we issued a press release announcing Hollywood Media's third quarter 2003 financial results, and a copy of the press release was included in the filing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HOLLYWOOD MEDIA CORP.

Date:  March 30, 2004      By:       /s/ Mitchell Rubenstein
                                     -----------------------
                                     Mitchell Rubenstein, Chairman of the Board
                                     and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2004                /s/ Mitchell Rubenstein
                                    -----------------------
                                    Mitchell Rubenstein,
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal executive officer)

Date: March 30, 2004                /s/ Laurie S. Silvers
                                    ---------------------
                                    Laurie S. Silvers,
                                    Vice Chairman of the Board,
                                    President and Secretary

Date: March 30, 2004                /s/ Scott Gomez
                                    ---------------
                                    Scott Gomez, Vice President of Finance
                                    and Accounting
                                    (Principal financial and accounting officer)

Date: March 30, 2004                /s/ Harry T. Hoffman
                                    --------------------
                                    Harry T. Hoffman, Director

Date: March 30, 2004                /s/ Deborah J. Simon
                                    --------------------
                                    Deborah J. Simon, Director

Date: March 30, 2004                /s/ Robert E. McAllan
                                    ---------------------
                                    Robert E. McAllan, Director