Form 10-Q
period 2004-03-31
HOLLYWOOD MEDIA CORP
filed 2004-05-17
CIK 912544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

         As of May 14, 2004, the number of shares outstanding of the issuer's common stock, $.01 par value, was --,---,---.

                              HOLLYWOOD MEDIA CORP.

                                TABLE OF CONTENTS


                                                                                               PAGE(S)

PART I   FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets as of March 31, 2004
               (unaudited) and December 31, 2003                                                 2

               Condensed Consolidated Statements of Operations (unaudited) for the
               Three Months ended March 31, 2004 and 2003 (restated)                             3

               Condensed Consolidated Statement of Shareholders' Equity (unaudited)
               for the Three Months ended March 31, 2004                                         4

               Condensed Consolidated Statement of Cash Flows (unaudited) for the
               Three Months ended March 31, 2004 and 2003 (restated)                             5

               Notes to Condensed Consolidated Financial Statements (unaudited)                  6-20

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        23-40

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                                                    40

ITEM 4     CONTROLS AND PROCEDURES                                                              41

PART II  OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS                                                                    42-43

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS                                            43-44

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K                                                     45

Signatures                                                                                      46


                          PART I FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,          December 31,
                                                                                          2004                2003
                                                                                     -------------      -------------
                                                                                      (Unaudited)
                                      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                        $  12,642,403      $   1,867,999
    Receivables, net                                                                     1,446,944          1,496,934
    Inventories, net                                                                     8,873,768          5,770,289
    Prepaid expenses                                                                       854,928            941,966
    Other receivables                                                                    1,107,222            654,141
    Other current assets                                                                    41,156             10,296
    Deferred advertising - CBS                                                              38,807             38,807
                                                                                     -------------      -------------
    Total current assets                                                                25,005,228         10,780,432

RESTRICTED CASH                                                                          1,000,000            850,000
PROPERTY AND EQUIPMENT, net                                                              2,049,869          2,236,906
INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES                                     119,213            164,205
IDENTIFIABLE INTANGIBLE ASSETS, net                                                      1,430,029          1,603,985
GOODWILL                                                                                40,813,682         40,813,682
OTHER ASSETS                                                                               393,818            431,811
                                                                                     -------------      -------------
TOTAL ASSETS                                                                         $  70,811,839      $  56,881,021
                                                                                     =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                 $   2,170,975      $   2,201,431
    Accrued expenses and other                                                           4,085,598          5,178,467
    Loan from shareholder/officer                                                               --            600,000
    Deferred revenue                                                                    11,309,411          9,063,317
    Current portion of capital lease obligations                                           218,440            227,538
                                                                                     -------------      -------------
    Total current liabilities                                                           17,784,424         17,270,753

CAPITAL LEASE OBLIGATIONS, less current portion                                            155,520            178,790
DEFERRED REVENUE, less current portion                                                     205,813            193,063
MINORITY INTEREST                                                                           41,258             21,895
OTHER DEFERRED LIABILITY                                                                   191,700            903,192
CONVERTIBLE DEBENTURES, NET                                                              4,019,106          4,027,629

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding                --                 --
    Common stock, $.01 par value, 100,000,000 shares authorized; 27,669,695 and 21,810,266 shares issued and outstanding  at March 31, 2004 and
        December 31, 2003, respectively                                                    276,697            218,103
    Additional paid-in capital                                                         294,732,710        279,087,772
    Deferred compensation                                                                  (81,250)          (162,500)
    Accumulated deficit                                                               (246,514,139)      (244,857,676)
                                                                                     -------------      -------------
    Total shareholders' equity                                                          48,414,018         34,285,699
                                                                                     -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $  70,811,839      $  56,881,021
                                                                                     =============      =============

       The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                            ------------------------------
                                                                                2004              2003
                                                                            ------------      ------------
                                                                                              (As Restated,
                                                                                               See Note 2)
NET REVENUES:
    Ticketing                                                               $ 11,878,290      $ 11,520,248
    Other                                                                      2,906,430         3,017,438
                                                                            ------------      ------------
        Total revenues                                                        14,784,720        14,537,686


OPERATING EXPENSES:
        Cost of revenues - ticketing                                           9,951,540        10,038,722
        Editorial, production, development and technology (exclusive of
          depreciation and amortization shown separately below)                1,188,021         1,159,735
        Selling, general and administrative                                    4,978,313         4,709,438
        Amortization of CBS advertising                                               --           190,023
        Depreciation and amortization                                            530,117           639,876
                                                                            ------------      ------------

        Total operating expenses                                              16,647,991        16,737,794
                                                                            ------------      ------------

        Operating loss                                                        (1,863,271)       (2,200,108)

EQUITY  IN EARNINGS OF INVESTEES                                                   4,694             4,405

OTHER INCOME (EXPENSE):
    Interest, net                                                               (417,955)         (340,368)
    Other, net                                                                   690,561           (49,091)
                                                                            ------------      ------------

         Loss before minority interest                                        (1,585,971)       (2,585,162)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                    (70,492)         (220,573)
                                                                            ------------      ------------

         Net loss                                                           $ (1,656,463)     $ (2,805,735)
                                                                            ============      ============


Basic and diluted loss per common share                                     $      (0.07)     $      (0.14)
                                                                            ============      ============

Weighted average common and common equivalent shares
   outstanding - basic and diluted                                            24,916,531        20,401,079
                                                                            ============      ============

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)

                                         Common Stock,
                                        $.01 par value           Additional
                                    -----------------------       Paid-In       Deferred        Accumulated
                                      Shares        Amount         Capital     Compensation        Deficit             Total
                                    ----------     --------     ------------   ------------     -------------      ------------
Balance - December 31, 2003         21,810,266     $218,103     $279,087,772     $(162,500)     $(244,857,676)     $ 34,285,699

Issuance of stock options
  and warrants for
  services rendered                         --           --          132,091            --                 --           132,091

Amortization of
  deferred compensation                     --           --               --        81,250                 --            81,250

Issuance of stock -
  401 (k) employer match                52,627          526          139,461            --                 --           139,987

Interest payments to
  convertible debenture holders         32,697          327           78,314            --                 --            78,641

Issuance of stock -
  stock option exercise                    750            7              946            --                 --               953

Adjustment of beneficial
  conversion feature -
  convertible debentures                    --           --          294,360            --                 --           294,360

Issuance of common stock
  in private placement,
  net of expenses                    5,773,355       57,734       14,999,766            --                 --        15,057,500

Net loss                                    --           --               --            --         (1,656,463)       (1,656,463)
                                    ----------     --------     ------------     ---------      -------------      ------------
Balance - March 31, 2004            27,669,695     $276,697     $294,732,710     $ (81,250)     $(246,514,139)     $ 48,414,018
                                    ==========     ========     ============     =========      =============      ============

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                    -----------------------------
                                                                       2004              2003
                                                                    ------------      -------------
                                                                                      (As Restated,
                                                                                       see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (1,656,463)     $(2,805,735)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                     530,117          639,876
       Interest paid in stock                                             78,641           79,496
       Amortization of discount on convertible debentures                285,837          178,665
       Amortization of deferred financing costs                           32,425           32,425
       Equity in earnings of investees, net of return
         of invested capital                                              44,992          374,042
       Issuance of compensatory stock, stock options and
         warrants for services rendered                                  132,091          258,421
       Amortization of deferred compensation costs                        81,250               --
       Provision for bad debts                                            27,471          101,846
       Amortization of CBS advertising                                        --          190,023
       Minority interest in earnings of subsidiaries,
         net of distributions for minority owners                         19,363          140,554
       Settlement of put/call option                                    (719,250)              --
       Changes in assets and liabilities:
         Receivables                                                      23,472          487,615
         Inventories                                                  (3,103,479)      (1,495,659)
         Prepaid expenses                                                 87,038          (70,852)
         Other receivables                                              (453,081)        (236,571)
         Other current assets                                            (30,860)         (37,371)
         Restricted cash                                                (150,000)              --
         Other assets                                                      5,568           28,933
         Accounts payable                                                (30,456)         697,895
         Accrued expenses and other                                     (825,922)        (915,230)
         Deferred revenue                                              2,258,844        1,562,566
         Other deferred liability                                          7,758               --
                                                                    ------------      -----------
           Net cash used in operating activities                      (3,354,644)        (789,061)
                                                                    ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (137,071)        (138,362)
                                                                    ------------      -----------
           Net cash used in investing activities                        (137,071)        (138,362)
                                                                    ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of shareholder/officer loan                               (600,000)              --
     Net advances to third party                                        (126,960)         (78,110)
     Proceeds from issuance of common stock
       in private placement, net of issuance costs                    15,057,500               --
     Payments under capital lease obligations                            (64,421)        (100,374)
                                                                    ------------      -----------
           Net cash provided by (used in) financing activities        14,266,119         (178,484)
                                                                    ------------      -----------

           Net increase (decrease) in cash and cash equivalents       10,774,404       (1,105,907)

CASH AND CASH EQUIVALENTS, beginning of period                         1,867,999        2,342,238
                                                                    ------------      -----------

CASH AND CASH EQUIVALENTS, end of period                            $ 12,642,403      $ 1,236,331
                                                                    ============      ===========

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
     Interest paid                                                  $     20,658      $    40,045
                                                                    ============      ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. ("Hollywood Media") in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media's financial position and results of operations. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2004. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

(2)      RESTATEMENT:

         Following the recommendation of management and the concurrence of the Audit Committee of the Board of Directors, Hollywood Media made a determination to restate the previously filed unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2003, originally included in Form 10-Q. The restatement is being made primarily to correct errors in the way Hollywood Media had previously accounted for Ticketing Business gift certificates and ticketing purchases and to make other adjustments set forth below which were identified by Hollywood Media's current auditors during the course of their audit of Hollywood Media's 2003 financial statements. The restated transactions are described in detail below and have been grouped under headings for convenience only.

         Revenue

         o Ticketing revenue has been reduced by $25,129 or 0.2% in the Q1-03 restated condensed consolidated financial statements as a result of an underaccrual for Broadway Ticketing gift certificates.

         Cost of Revenues - Ticketing

         o Cost of Revenues - Ticketing has been decreased by $108,906 or 1.1%, in the Q1-03 restated condensed consolidated financial statements as a result of an overaccrual for Broadway ticketing purchases.

         Weighted Average Shares Outstanding

         o The number of weighted average shares outstanding was increased by 2,788 shares for the three months ended March 31, 2003 to include vested restricted shares.

              The total effect of the errors was a decrease in the net loss in Q1-03 of $83,777. The following unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003, reconcile the restated amounts to the corresponding amounts, as previously reported:

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2003
                                   (Unaudited)

                                                         As previously     Restatement
                                                           reported        adjustments      Restated
                                                         -------------     -----------    ------------
NET REVENUES
Ticketing                                                $ 11,545,377      $ (25,129)     $ 11,520,248
Other                                                       3,017,438             --         3,017,438
                                                         ------------      ---------      ------------
Total revenues                                             14,562,815        (25,129)       14,537,686
                                                         ------------      ---------      ------------

Cost of revenues - ticketing                               10,147,628       (108,906)       10,038,722
Editorial, production, development and
  technology (exclusive of
  depreciation and amortization
  shown separately below)                                   1,159,735             --         1,159,735
Selling, general and administrative                         4,709,438             --         4,709,438
Amortization of CBS advertising                               190,023             --           190,023
Depreciation and amortization                                 639,876             --           639,876
                                                         ------------      ---------      ------------
Total operating expenses                                   16,846,700       (108,906)       16,737,794
                                                         ------------      ---------      ------------
Operating loss                                             (2,283,885)        83,777        (2,200,108)

EQUITY IN EARNINGS OF INVESTEES                                 4,405             --             4,405

OTHER INCOME (EXPENSE):
Interest, net                                                (340,368)            --          (340,368)
Other, net                                                    (49,091)            --           (49,091)
                                                         ------------      ---------      ------------

Loss before minority interest                              (2,668,939)        83,777        (2,585,162)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                (220,573)            --          (220,573)
                                                         ------------      ---------      ------------

Net loss                                                 $ (2,889,512)     $  83,777      $ (2,805,735)
                                                         ============      =========      ============

Basic and diluted loss per common share                  $      (0.14)     $      --      $      (0.14)
                                                         ============      =========      ============

Weighted average common and common equivalent shares
outstanding - basic and diluted                            20,398,291          2,788        20,401,079
                                                         ============      =========      ============

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2003
                                   (Unaudited)

                                                                       As previously    Restatement
                                                                         reported       adjustments     Restated
                                                                       -------------    -----------    -----------
CASH FLOWS FROM OPERTING ACTIVITIES:

Net loss                                                               $(2,889,512)     $  83,777      $(2,805,735)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                        639,876             --          639,876
      Interest paid in stock                                                79,496             --           79,496
      Amortization of discount on convertible debentures                   178,665             --          178,665
      Amortization of deferred financing costs                              32,425             --           32,425
      Equity in earnings of investees,
        net of return of invested capital                                  374,042             --          374,042
      Issuance of compensory stock, stock options and warrants for
        services rendered                                                  258,421             --          258,421
      Provision for bad debts                                              101,846             --          101,846
      Amortization of CBS advertising                                      190,023             --          190,023
      Minority interest in earnings of subsidiaries, net of
        distributions to minority owners                                   140,554             --          140,554
     Changes in assets and liabilities:
        Receivables                                                        487,615             --          487,615
        Inventories                                                     (1,495,659)            --       (1,495,659)
        Prepaid expenses                                                   (70,852)            --          (70,852)
        Other receivables                                                 (236,571)            --         (236,571)
        Other current assets                                               (37,371)            --          (37,371)
        Other assets                                                        28,933             --           28,933
        Accounts payable                                                   697,895             --          697,895
        Accrued expenses and other                                        (806,324)      (108,906)        (915,230)
        Deferred revenue                                                 1,537,437         25,129        1,562,566
                                                                       -----------      ---------      -----------
        Net cash used in operating activities                             (789,061)            --         (789,061)
                                                                       -----------      ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                                (138,362)            --         (138,362)
                                                                       -----------      ---------      -----------

          Net cash used in investing activities                           (138,362)            --         (138,362)
                                                                       -----------      ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net advances from factor                                              (78,110)            --          (78,110)
     Payments under capital lease obligations                             (100,374)            --         (100,374)
                                                                       -----------      ---------      -----------

          Net cash used in financing activities                           (178,484)            --         (178,484)
                                                                       -----------      ---------      -----------

          Net decrease in cash and cash equivalents                     (1,105,907)            --       (1,105,907)


CASH AND CASH EQUIVALENTS, beginning of period                           2,342,238             --        2,342,238
                                                                       -----------      ---------      -----------


CASH AND CASH EQUIVALENTS, end of period                               $ 1,236,331      $      --      $ 1,236,331
                                                                       ===========      =========      ===========

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
     Interest paid                                                     $    40,045      $      --      $    40,045
                                                                       ===========      =========      ===========

(3)      STOCK-BASED COMPENSATION:

         As permitted under Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), Hollywood Media has elected to account for grants to employees under its Stock Plan under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Under APB No. 25, because the exercise price of Hollywood Media's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recorded. SFAS No. 148 requires disclosure of the estimated fair value of employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values.

         In accordance with SFAS 123 and SFAS 148, the following table presents pro forma information for the three months ended March 31, 2004 and 2003 regarding net income and earnings per share as if the Company had accounted for all of its employee stock options under the fair value method of SFAS 123:

                                                             Three months ended
                                                            March 31, (unaudited)
                                                         ----------------------------
                                                                           Restated
                                                             2004            2003
                                                         ------------    ------------
         Reported net loss                               $ (1,656,463)   $ (2,805,735)
         Stock-based employee compensation expense
          under the fair value method                        (433,086)       (585,188)
                                                         ------------    ------------
         Adjusted net loss                               $ (2,089,549)   $ (3,390,923)
                                                         ============    ============
         Reported net loss basic and diluted per share   $      (0.07)   $      (0.14)
                                                         ============    ============
         Adjusted net loss basic and diluted per share   $      (0.08)   $      (0.17)
                                                         ============    ============

         Number of shares used in computation -
           basic and diluted                               24,916,531      20,401,079
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

(4)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Per Share Amounts

         Basic loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Restricted shares are not included in the calculation until vesting occurs. As of March 31, 2004, there were 62,500 unvested restricted shares of Hollywood Media common stock. There were 6,367,837 and 4,752,842 options and warrants to purchase common shares outstanding at March 31, 2004 and 2003, respectively, that could potentially dilute earnings per share in the future. In addition, the convertible debentures (Note 6) are convertible into 1,727,399 shares of common stock at an adjusted conversion price of $3.30 per share. The potential shares underlying the unvested, restricted shares, options, warrants and convertible debentures have been excluded from the weighted average number of common shares outstanding for the three months ended March 31, 2004 and 2003 because they are antidilutive for all periods presented.

         Accounting Estimates

         The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Significant estimates and assumptions embodied in the accompanying unaudited condensed consolidated financial statements include the adequacy of allowances relating to accounts receivables and litigation matters and Hollywood Media's ability to realize the carrying value of goodwill, intangible assets, investments in less than majority owned companies and other long-lived assets.

         Receivables

         Receivables consist of amounts due from customers who (i) have advertised on Hollywood Media's web sites, (ii) have licensed data from Hollywood Media's syndication businesses, (iii) have purchased live theater tickets, and (iv) publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $251,134 and $259,109 at March 31, 2004 and December 31, 2003, respectively.

         During 2001, Hollywood Media entered into an agreement with a third party whereby a certain portion of its accounts receivable was monetized. Hollywood Media receives an initial advance of 85% of the invoice amount, with the remaining 15%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At March 31, 2004 and December 31, 2003, included in "accrued expenses and other" in the accompanying condensed consolidated balance sheets is a liability of $69,098 and $196,057, respectively, which was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party. In April 2004, Hollywood Media terminated the agreement.

         Recent Accounting Pronouncements

         In March 2004, FASB issued its Exposure Draft, "Share Based Payment," which is a proposed amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation." The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be recognized as compensation expense. The expense of the award would generally be measured at the fair value at the grant date. Currently, the final standard is expected to be issued in late 2004 and adoption will be required in 2005. If the provisions of this exposure draft become required, it may have an impact on the Company's condensed consolidated financial statements.

         In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", ("FIN 46R"). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, or receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company currently has no contractual relationship or other business relationships with a variable interest entity and therefore the adoption of FIN 46R as of March 31, 2004 did not have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

         In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which revises the existing revenue recognition SAB in Topic 13, "Revenue Recognition" in order for the interpretive guidance to be consistent with current accounting guidance, primarily EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The impact of adoption was not material.

(5)      ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:

            On January 14, 2002, Fountainhead Media Services ("FMS") acquired a 20% equity interest in a subsidiary that owns Baseline, Inc., a wholly owned subsidiary of Hollywood Media. Consideration consisted of a $2 million promissory note payable to Hollywood Media and the contribution by Fountainhead Media of its FilmTracker database, intellectual property rights, all existing contracts and content management system with a stated value of $2 million. The Baseline service was integrated with FilmTracker's content management system and interface. On January 7, 2004, Hollywood Media exchanged the promissory note for the 20% equity interest owned by Fountainhead, and Hollywood Media now owns 100% of a subsidiary that owns Baseline. In conjunction with the exchange of the promissory note, the negative fair value of $719,250 on a put and call option obtained by FMS was relieved through earnings, and is included in other, net in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2004.

(6)      DEBT:

Promissory Notes

         In connection with the Theatre Direct NY, Inc. ("TDI") acquisition on September 15, 2000, Hollywood Media signed two promissory notes payable to the former owner. The first was an interest bearing note payable with a face value of $500,000, principal payable monthly. The note bears interest at Citibank, N.A. prime plus 1% per annum. The second promissory note was a one-year non-interest bearing note with a face value of $250,000. An agreement was reached effective March 31, 2002 between Hollywood Media and the former owner of TDI that the remaining notes payable balance, plus interest, would be paid either in cash or in restricted common stock of Hollywood Media. A guaranty was granted to the former owner in connection with the sale of the former owner's shares obtained at acquisition. During the year ended December 31, 2003, the

Company issued 262,000 shares valued at $353,700 to the former owner as payment for the outstanding principal and interest balance. In addition, 57,835 shares valued at $76,342 were issued to a third party as payment under the guaranty granted to the former owner. There was no outstanding balance due at March 31, 2004.

CEO Commitment

         Under a commitment that expired on January 1, 2004, in the event that Hollywood Media required additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, committed to provide Hollywood Media, if required, with an amount not to exceed $3.5 million through January 1, 2004, if needed to enable Hollywood Media to meet its working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generated cash from financings, operational cash flow or proceeds from a sale of a division or subsidiary of Hollywood Media. Advances bore interest at the prime rate plus one percent. There was $600,000 principal amount outstanding under this commitment at December 31, 2003, of which $500,000, which was loaned by a wholly-owned limited liability corporation of Hollywood Media's Chairman and President, was collateralized by Broadway Ticketing inventory and $100,000 was unsecured. During the first quarter of 2004, the outstanding balance was paid in full plus accrued interest of $17,626.

May 2002 Convertible Debentures

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price which was $3.46 per share which was adjusted as described below. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible debentures if the debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants (the "Warrants") to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. On May 22, 2003, an investor holding at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, had the exercise price of the warrants held by such investor decreased to $3.46 per share which equals the pre-adjustment conversion price of the Debentures. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As a result of the private placement discussed in Note 8, the conversion price of the Debentures upon issuance of $3.46 per share was reduced to $3.30 per share, and the exercise price of the Warrants was reduced to $3.34 per share, after giving effect to a weighted average anti-dilution provision per the agreements. The investors had the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. No investor exercised its right to purchase. A total of $389,095 in debt issuance costs were incurred for the Debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the Warrants issued to the debenture holders). Hollywood Media recognized $32,425 for the three months ended March 31, 2004 and 2003 as interest expense from the amortization of the debt issuance costs. As of March 31, 2004, $1,680,894 of unamortized discount on the Debentures is reducing the face amount of Debentures and will be amortized to interest expense over the term of the Debentures. Interest expense of $285,837 and $178,665, consisting of stated interest plus discount authorization was recorded for the three months ended March 31, 2004 and 2003, respectively.

The Warrants granted to these investors were recorded at a relative fair value of $1,608,422 using the Black Scholes option valuation model. The assumptions used to calculate the value of the Warrants using Black Scholes are as follows: volatility of 83.7%, 5 year expected life, exercise priced $3.78 per share, a stock price of $3.27 per share and a risk free interest rate of 4%. The value of the Warrants and the beneficial conversion feature are being amortized to interest expense over 3 years, using the effective interest method. The value of the Warrants and the beneficial conversion feature of the Debenture were recorded as a discount to the convertible debenture and included in additional paid-in capital. As a result of the reduction in the conversion price discussed above, during the quarter ended March 31, 2004, the Company recorded $294,360, which will be amortized over the remaining term of the Debentures. The value attributable to the increase was recorded as a discount to the convertible Debentures and included in additional paid-in capital.

CinemaSource Guaranty

         In 1999, Hollywood Media loaned approximately $1.7 million to the former owner ("borrower") of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000 and guaranteed payment of the note. In April 2003, Hollywood Media entered into an agreement with the holder of the note to satisfy Hollywood Media's obligations under its guaranty of the note. Pursuant to such agreement, Hollywood Media agreed to pay the holder an aggregate of $462,269 in nine monthly installments commencing April 2003. In July 2003, pursuant to an agreement with the holder, the Company had the right at its election, to pay the holder half of any monthly payment in restricted stock at a 33% discount to the market price and during 2003, the Company issued 107,836 shares of common stock valued at $149,136 pursuant to such agreement. As a result, the Company recorded an additional expense of $89,215 for the market premium of the common stock payments, which expense charge was reversed in the fourth quarter 2003 as the Company determined to instead pay the holder in cash. The outstanding balance of such loan at March 31, 2004 and December 31, 2003 was $138,152 and is included in accrued expenses and other in the accompanying unaudited condensed consolidated balance sheets.

(7)      GOODWILL AND OTHER INTANGIBLE ASSETS:

         Effective January 1, 2002, Hollywood Media adopted SFAS No. 142, "Goodwill and other Intangible Assets," ("SFAS No. 142"). As prescribed by SFAS No. 142, the Company completed the transitional goodwill impairment test by the second quarter of 2002, which did not result in an impairment charge. Additionally Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date in 2002 and 2003. As of March 31, 2004, Hollywood Media is not aware of any events or changes in circumstance that would require it to evaluate goodwill for impairment.

(8)      COMMON STOCK:

         On January 20, 2004, Hollywood Media issued 32,697 shares of common stock valued at $78,641 to the holders of the Debentures for interest due for the period October 1, 2003 through January 1, 2004.

         On February 4, 2004, Hollywood Media issued 52,627 shares of common stock valued at $139,987 for payment of Hollywood Media's 401(k) employer match for calendar year 2003.

         On February 13, 2004, Hollywood Media issued 5,773,355 shares of common stock in a private placement valued at $16,396,327 to investors, and detachable Warrants to purchase 1,443,339 shares of its common stock. Hollywood Media's net proceeds were $15,278,501 after deducting the placement agent's fee and expenses. In addition, Hollywood Media incurred $151,284 for legal, accounting and travel expenses associated with the offering. The warrants issued in the private placement have an exercise price of $2.84 per share of common stock and expire in February 2009. The warrants are callable by Hollywood Media after one year if the common stock of Hollywood Media trades at twice the exercise price for 20 trading days. In addition to the warrants issued to the investors, Hollywood Media issued warrants to the placement agent having the same exercise price, which are exercisable to purchase up to 288,667 shares of common stock. In addition, Hollywood Media issued an option to purchase 35,211 shares of common stock for $50,000 to a third party consultant with a net value of $69,717.

         During the three months ended March 31, 2004, Hollywood Media recorded $132,091 in consulting expense on stock options issued to independent third parties for services rendered.

         In July of 2003, pursuant to the employment agreements for both Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, Hollywood Media issued 250,000 shares of restricted common stock valued at $325,000, which is recognized quarterly as shares vest. During the quarter ended March 31, 2004, Hollywood Media amortized $81,250. Remaining unamortized deferred compensation of $81,250 as of March 31, 2004, will be amortized during the quarter ending June 30, 2004.

 (9)     INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES:

         Investments in and advances to equity method investees consist of the following:

                                MARCH 31,   DECEMBER 31,
                                   2004         2003
                                ---------   ------------
         NetCo Partners (a)     $ 124,188    $ 169,180
         MovieTickets.com (b)      (4,975)      (4,975)
                                ---------    ---------
                                $ 119,213    $ 164,205
                                =========    =========

         (a) NETCO PARTNERS

         Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy's Net Force. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings of Investees. The revenues, gross profit and net income of NetCo Partners for the three months ended March 31, 2004 and 2003 are presented below:

                               THREE MONTHS ENDED
                                    MARCH 31,
                               -----------------
                                 2004      2003
                               -------   -------

         Revenues              $14,000   $26,703
         Gross Profit           10,955     9,161
         Net Income              9,388     8,809

         Hollywood Media's
         share of net income     4,694     4,405

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

         As of March 31, 2004 and December 31, 2003, NetCo Partners had $850,731 of accounts receivable. Deferred revenues, consisting of cash advances received but not yet recognized as revenue, amounted to $671,573 as of March 31, 2004, compared to $569,333 at December 31, 2003. These accounts receivable and deferred revenue balances are not included in Hollywood Media's consolidated balance sheets.

         Through March 31, 2004, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling approximately $9.6 million, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

         (b)      MOVIETICKETS.COM

         Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. ("AMC") and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"). In August 2000, MovieTickets.com entered into an agreement in which the joint venture sold a five percent interest in MovieTickets.com for $25 million of advertising over 5 years to Viacom Inc. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising on each participating exhibitor's movie screens. In March 2001, America Online Inc. ("AOL") purchased a non-interest bearing convertible preferred voting equity interest in MovieTickets.com for $8.5 million in cash, which can be converted into approximately 3% of the common stock of MovieTickets.com, Inc. In connection with this transaction, MovieTickets.com's ticket inventory is promoted through AOL's interactive properties and ticket inventory of AOL's Moviefone is available through MovieTickets.com.

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. at March 31, 2004. Excluding AOL's convertible preferred voting equity interest, Hollywood Media shares in 27.1% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 27.1% of MovieTickets.com income or loss as Equity in Earnings of Investees. Since the investment has been reduced to zero, Hollywood Media is currently not providing for additional losses generated by MovieTickets.com as Hollywood Media has not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded income (losses) of $0 for the three months ended March 31, 2004, and 2003, in its investment in MovieTickets.com.

(10)      SEGMENT REPORTING:

         Hollywood Media's reportable segments are Broadway Ticketing, Data Business, Internet Ad Sales, Intellectual Properties, Cable TV, and Other. The Broadway Ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and consumers. The Data Business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), AdSource (which creates exhibitor paid directory ads for insertion in newspapers around the country) and Baseline (a flat fee and pay-per-use subscription web site geared towards professionals in the feature film and television industry). The Internet Ad Sales segment sells advertising on Hollywood.com and Broadway.com and offers independent films to subscribers over the Internet. The Intellectual Properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. The Cable TV segment owns and operates two interactive cable TV networks, Totally Hollywood TV and Totally Broadway TV, that provide on-demand content and are distributed on certain cable TV systems. The Cable TV division is in the development stage and revenues since inception are approximately $3,000.


         Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, interest, and nonrecurring gains and losses to budgeted amounts. There are no material intersegment sales or transfers.

         The following table illustrates financial information regarding Hollywood Media's reportable segments. Hollywood Media has included an additional segment "Cable TV", below, which was previously reported in "Other".

                                    THREE MONTHS ENDED MARCH 31,
                                    ----------------------------
                                                      RESTATED
                                       2004             2003
                                    ------------    ------------
         NET REVENUES:
         Broadway Ticketing         $ 11,878,290    $ 11,520,248
         Data Business                 1,662,798       1,749,114
         Internet Ad Sales               772,507         492,452
         Intellectual Properties         471,125         775,872
                                    ------------    ------------
                                    $ 14,784,720    $ 14,537,686
                                    ============    ============

         OPERATING INCOME (LOSS):
         Broadway Ticketing         $    530,600    $    (33,532)
         Data Business                   166,337         146,286
         Internet Ad Sales (a)          (656,420)       (803,953)
         Intellectual Properties         135,533         416,878
         Cable TV                       (228,923)       (212,884)
         Other                        (1,810,398)     (1,712,903)
                                    ------------    ------------
                                    $ (1,863,271)   $ (2,200,108)
                                    ============    ============


                  SEGMENT ASSETS:

                                    MARCH 31,    DECEMBER 31,
                                      2004          2003
                                   -----------   -----------

         Broadway Ticketing        $10,743,876   $ 8,278,538
         Data Business               2,149,045     2,189,971
         Internet Ad Sales           2,673,091     2,525,191
         Intellectual Properties       691,484       615,587
         Cable TV                      301,238       362,149
         Other                      54,253,105    42,909,585
                                   -----------   -----------
                                   $70,811,839   $56,881,021
                                   ===========   ===========

(a) Includes $0 and $190,023 in amortization of CBS advertising for the three months ended March 31, 2004 and 2003, respectively, used to promote Hollywood.com and Broadway.com.

(11)     COMMITMENTS AND CONTINGENCIES:

         Litigation -

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

         On May 7, 2003, hollywood.com Inc. and Tribune filed a Notice of Appeal with the court in the Water Garden Lawsuit, and also filed a Notice of Filing Undertaking for Stay of Enforcement of Judgment Pursuant to Appeal in order to stop enforcement of the judgment until resolution of the appeal (this filing included an appeal bond obtained by Tribune (the "Appeal Bond") issued by a surety company in the amount of $1,482,823, which was the amount of the bond required by law to stay enforcement of the judgment). Upon the adding of certain costs and attorneys fees to the judgment, the Appeal Bond was increased to $1,646,641 on November 14, 2003.

         On May 6, 2004, the California Court of Appeal for the Second District issued its decision affirming the judgment against defendants hollywood.com, Inc. and Tribune. Hollywood.com, Inc. and Tribune intend to petition the Court of Appeal for a re-hearing, and, if necessary, to seek review of the decision by the California Supreme Court. If neither the petition for rehearing nor the petition for review by the California Supreme Court are successful, then the appeal will have become finally determined and the judgment will become final. In such event, added to the amount of the judgment would be the plaintiff's attorneys fees and costs incurred in opposing these further appeal efforts. It is not possible at this time to estimate the amount of such additional attorneys' fees and costs.

         The California Court of Appeal has discretion as to whether or not it will grant a re-hearing, and the California Supreme Court has discretion as to whether or not it will decide to hear an appeal in this case. If either such court decides to hear this case, and if such hearing results in reversal of the judgment against hollywood.com, Inc. and Tribune, the matter would then likely be returned to the trial court for a trial of the case.

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

         The judgment in the Water Garden Lawsuit is for rent accrued under the lease through February 13, 2003, however, the facial termination date of the lease is December 31, 2003. If the appeal of the Water Garden Lawsuit is unsuccessful, then, pursuant to a written stipulation between the parties to the lawsuit, the judgment will be modified to add rent, accruing between February 13, 2003 and December 31, 2003, together with attorneys fees and costs. Should the appeal be unsuccessful, we anticipate that the amount of the judgment would increase, pursuant to such stipulation, by approximately $400,000.

         Recognizing that the ultimate outcome of this case is uncertain, Hollywood Media has accrued on its books, as of March 31, 2004, an amount which it believes is adequate to account for potential liability for this matter, and will continue to evaluate the matter as the litigation process proceeds. There can be no assurance that any further appeal efforts contemplated above will be successful.

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

         In a separate matter, a lawsuit pertaining to an insertion order was filed against Hollywood Media in May 2003, seeking damages of $161,000 plus interest and costs. Hollywood Media has asserted substantive defenses in this litigation and does not believe any monies are owed and intends to defend this case vigorously. This proceeding is continuing, including discovery which is currently anticipated to continue for up to 12 months.

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

(12)     RECLASSIFICATION:

         Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation.

(13)     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
         ACTIVITIES:

      For The Three Months Ended March 31, 2004:

         o 52,627 shares of Hollywood Media common stock, valued at $139,987 were issued as payment of Hollywood Media's 401(k) employee match for calendar year 2003.

         o 32,697 shares of Hollywood Media common stock, valued at $78,641 for interest due to the holders of the debentures.

         o Options valued at $132,091 under Black Scholes, were granted for services rendered.

         o Hollywood Media issued 5,773,355 shares of common stock in a private placement valued at $16,396,327 to investors, and warrants to purchase 1,443,339 shares of its common stock.

                  Hollywood Media's net proceeds were $15,278,501 after deducting the placement agent's fee and expenses. In addition, Hollywood Media incurred $151,284 for legal, accounting and travel expenses associated with the offering. The warrants issued in the private placement have an exercise price of $2.84 per share of common stock and expire in February 2009. The warrants are callable by Hollywood Media after one year if the common stock of Hollywood Media trades at twice the exercise price for 20 trading days. In addition to the warrants issued to the investors, Hollywood Media issued warrants to the placement agent having the same exercise price, which are exercisable to purchase up to 288,667 shares of common stock. In addition, Hollywood Media issued an option to purchase 35,211 shares of common stock for $50,000 to a third party consultant, valued at $69,717 under Black Scholes.

         o An adjustment of the beneficial conversion feature of the Debentures in the amount of $294,360 was made pursuant to certain anti-dilution provisions.


For The Three Months Ended March 31, 2003:

         o 155,783 shares of Hollywood Media common stock valued at $155,783 were issued as payment of Hollywood Media's 401(k) employer match for calendar year 2002.

         o 101,062 shares of Hollywood Media common stock, valued at $79,495 for interest due to the holders of the convertible debentures.

         o Options and warrants, valued at $99,637, under Black Scholes, were granted for services rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Item 2, or elsewhere in this Form 10-Q, or that are otherwise made by us, or on our behalf, about our financial condition, results of operations and business constitute "forward-looking statements," within the meaning of federal securities laws. Hollywood Media Corp. ("Hollywood Media") cautions readers that certain important factors may affect Hollywood Media's actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, "forward-looking statements" are typically phrased using words such as "may," "will," "should," "expect," "plans," "believe," "anticipate," "intend," "could," "estimate," "pro forma" or "continue" or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media's results and the market price of our common stock include, but are not limited to:

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

         Hollywood Media is also subject to other risks detailed herein or detailed in our Annual Report on Form 10-K for the year ended December 31, 2003 and in other filings made by Hollywood Media with the Securities and Exchange Commission.

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

OVERVIEW

         Hollywood Media is a provider of information, data and other content, and ticketing to consumers and businesses covering the entertainment, Internet and media industries. We manage a number of business units focused on the entertainment and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway ticket sales, data syndication, subscription fees, content licensing fees, advertising, and book development.

DATA SYNDICATION DIVISIONS

         Hollywood Media's Data Business is a provider of integrated database information and complementary data services to the entertainment and media industries. The Data Business consists of two divisions, the Source Business and Baseline/FilmTracker.

         The Source Business comprises three related lines of business:
CinemaSource, EventSource and AdSource.

         CinemaSource. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for approximately 40,000 movie screens. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 250 newspapers, wireless companies, Internet sites, and other media outlets, including, The New York Times and The Washington Post; wireless companies including Sprint PCS, AT&T Wireless, Cingular Wireless, Verizon and Vindigo; Internet companies including AOL's Moviefone and Digital City, MSN, Yahoo! and Lycos; and other media outlets. CinemaSource also syndicates entertainment news, movie reviews, and celebrity biographies. CinemaSource's data is displayed by its customers in local newspapers, on websites and through cell phone services, to provide moviegoers with information for finding and choosing movies, theaters and showtimes. CinemaSource collects a majority of these movie listings through electronic mediums such as real-time direct connections to many exhibitor point-of-sale systems, email and FTP files, and collects additional listings through traditional mediums such as faxes and phone calls. Through annual and multi-year contracts, CinemaSource generates recurring revenue from licensing fees paid by its customers.

         EventSource. Hollywood Media launched the EventSource business in 1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and shows, touring companies, community playhouses and dinner theaters throughout North America and in London's West End. The EventSource database contains detailed information for thousands of venues, and the EventSource services are monitored by individual city editors specializing in their respective markets. Hollywood Media believes that EventSource is the largest (based on market share), and the only national, compiler and syndicator of detailed information on community and cultural events in North America. EventSource's information is a content source for AOL's Digital City, as to which EventSource entered into an agreement in April 2000 to provide event listings for 200 cities nationwide. In addition to Digital City, other EventSource customers include The New York Times, Vindigo,

Earthlink and VoltDelta. Through annual and multi-year contracts, EventSource generates recurring revenues from licensing fees.

          AdSource. Hollywood Media launched AdSource during the first quarter of 2002 as yet another expansion of the CinemaSource operations. AdSource leverages the movie theater showtimes from the CinemaSource data collection systems and our relationships with various movie exhibitors, to provide our movie-exhibitor customers with directory advertising for insertion in newspapers around the country. Our customers include AMC Theatres, Consolidated Theatres, Crown Theatres and others. The types of ads created by AdSource include the weekly movie ads typically carried in newspapers, which highlight a particular movie theater where the film is playing and the start times of the films. Through a web-based data system, AdSource is able to create ads using showtimes data from the CinemaSource database. These advertisements are delivered to the newspapers in one of several formats, ready for publication. AdSource also provides other exhibitors market services, including brochures and movie showtimes e-mail marketing.

         Baseline/FilmTracker ("Baseline"). Baseline is a comprehensive entertainment database, research service, and application service provider offering information to movie studios, production companies, movie and TV distributors, entertainment agents, managers, producers, screenwriters, news organizations, and financial analysts covering the entertainment industry. Baseline's film and television database contains over 14,000 celebrity biographies, credits for over 130,000 released feature films, television series, miniseries, TV movies and specials dating back nearly 100 years, over 15,000 film and television projects in every stage of development and production, over 1,900 movie reviews, box office grosses dating back nearly 20 years, revenue and cost estimates for over 5,000 released feature films, over 18,000 company rosters and representation/contact information for over 50,000 entertainment professionals. Baseline provides applications that allow entertainment professionals to streamline workflow, increase efficiency, and expand market awareness. Baseline offers its data and application modules on an annual subscription basis, syndicates data to a number of leading information aggregators and publications, and also provides data on a pay-per-use basis. Baseline's customers include four movie studios, numerous production companies, law firms, investment banks, news agencies, magazines, advertising agencies, consulting firms and other professionals in the entertainment industry. Baseline's customer base includes Bloomberg, Daily Variety, People Magazine, Lexis-Nexis, NBC, HBO, ABC, Viacom, the Directors Guild of America, DreamWorks, Universal Studios, Miramax Films and other movie studios. The current Baseline/FilmTracker service resulted from our January 2002 acquisition of FilmTracker, a provider of information services in the feature film and television industries. Our previously existing Baseline service was integrated with FilmTracker in the first quarter of 2002, resulting in a combined service that incorporates Baseline's data into FilmTracker's content management system, data and interface. Since the integration with FilmTracker in the first quarter of 2002, the combined unit has signed multi-year licensing contracts with four movie studios.

BROADWAY TICKETING DIVISION

         Broadway Ticketing: Theatre Direct International ("TDI"); Broadway.com and 1-800-BROADWAY (collectively called "Broadway Ticketing").

         TDI. We acquired TDI as of September 15, 2000. Founded in 1990, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, Off-Broadway, and in London's West End. TDI sells tickets directly to group buyers including travel agents and tour groups. TDI also manages a marketing cooperative that represents participating Broadway shows to the travel industry around the world. Recent Broadway shows marketed by this cooperative include Aida, Beauty and the Beast, Chicago, Fame, 42nd Street, Rent, The Lion King and The Phantom of the Opera. In April 0f 2004, the marketing cooperative will be joined by Avenue Q, Bombay Dreams, Dracula, The Producers, Hairspray and Little Shop of Horrors. In addition, TDI's education division, Broadway Classroom, markets group tickets along with educational programs to schools across the country.

         Broadway.com and 1-800-BROADWAY. We launched Broadway.com on May 1, 2000. Broadway.com offers the ability to purchase Broadway, Off-Broadway and London's West End theater tickets online. In addition, the site provides a wide variety of editorial content about the theater business, feature stories, opening nights, star profiles, photo opportunities and a critical roundup of reviews. Our 1-800-BROADWAY toll-free number, acquired in October 2001, features the ability to purchase Broadway, Off-Broadway and London's West End theater tickets over the phone and complements the online ticketing and information services available through Broadway.com.

         The combined businesses provide theater ticketing and related content for over 100 venues in multiple markets to consumer households and thousands of travel agencies, tour operators, corporations, educational institutions and affiliated websites. Our Broadway Ticketing division employs a knowledgeable sales force that offers ticket buyers a concierge-style service that includes show recommendations, hotel packages and dinner choices. We obtain tickets to sell through our arrangements with theater box offices and we also maintain our own inventory of tickets for sale.

INTERNET DIVISIONS

         Hollywood.com. Hollywood.com is a premier online entertainment destination and movie industry information and services website. Hollywood.com generates revenue by selling advertising on its website. Hollywood.com features in-depth movie information, including movie descriptions and reviews, movie showtimes listings, entertainment news and an extensive multimedia library containing hundreds of hours of celebrity interviews, premier coverage and behind-the-scenes footage. Hollywood.com provides premier content and online ticketing services for movies creating a "one-stop destination" for movie information. Some of the largest advertisers who have advertised on Hollywood.com include Walt Disney Studios, New Line Cinema, Sony Studios, General Motors, Universal Studios, Visa, Colgate, HBO, A&E, British Airways, MGM, US Army, AT&T, Chase, Ford, Kodak, Fox and Warner Bros.

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

CABLE TV DIVISION

         Cable TV Initiatives. To further leverage our base of proprietary content, Hollywood Media launched two interactive cable television channels in 2002: "Totally Hollywood TV" and "Totally Broadway TV." Both cable channels utilize existing Hollywood Media content and are designed for distribution on digital tiers of cable TV systems. The cable TV channels complement Hollywood Media's existing business units. Totally Hollywood TV and Totally Broadway TV offer audiences interactive entertainment and information, with on-demand video content including premiers, movie previews, reviews, behind-the-scenes footage, interviews and more, as well as up-to-date showtimes for the latest movies and current Broadway shows. Totally Hollywood TV is pursuing a national roll-out strategy and is currently available on certain cable TV systems of Cablevision Systems Corporation, Cox Communications, Comcast, and Insight Communications. Totally Broadway TV is distributed on Cablevision Systems' New York area systems.

INTELLECTUAL PROPERTIES BUSINESS

         Book Development and Book Licensing. Our Intellectual Properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, typically with best-selling authors. Tekno Books has worked with more than 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 100 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin's Press (Holtzbrink of Germany), Warner Books (Time Warner) and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, New Line Cinema, CBS Television, DC Comics (Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 1,567 books that have been published. Another 3,330 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno's books have been finalists for, or winners of, more than 100 awards, including the The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance). Tekno Books' current backlog and anticipated books for future publishing include more than 315 books under contract or in final negotiations, including more than 60 books by New York Times best-selling authors. We are expanding into one of the largest areas of publishing, which is romance fiction, and one of the fastest growing areas of publishing, which is the Christian book market. In January 2003, Tekno Books was engaged to create two new spin-off series based on the best-selling Left Behind series. The Chief Executive Officer and founder of Tekno Books, Dr. Martin H. Greenberg, is the owner of the remaining 49% interest in Tekno Books.

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

         NetCo Partners. In June 1995, Hollywood Media and C.P. Group Inc. ("C.P. Group"), entered into an agreement to form NetCo Partners. NetCo Partners owns Tom Clancy's NetForce. Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy is a shareholder of C.P. Group. At the inception of the partnership, C.P. Group contributed to NetCo Partners all rights to Tom Clancy's NetForce, and Hollywood Media contributed to NetCo Partners all rights to Tad Williams' MirrorWorld, Arthur C. Clarke's Worlds of Alexander, Neil Gaiman's Lifers, and Anne McCaffrey's Saraband. In 1997, NetCo Partners licensed to Putnam Berkley the rights to publish the first six Tom Clancy's NetForce books in North America for advance payments of $14 million. This agreement was subsequently renewed in December 2001 for four more books with guaranteed advances for North American book rights, which provide for advances to NetCo Partners of $2 million per book for the first two books and $1 million per book for the second two books against a percentage of the cover price. The first book in the series was adapted as a four-hour mini-series on ABC. NetForce books have so far been published in mass market paperback format. NetCo owns all rights in all media to the NetForce property, including film, television, video and games. NetCo licenses NetForce book rights to publishers in various foreign countries. Through its interest in NetCo, Hollywood Media receives distributions of its share of proceeds generated from the rights to the NetForce series.

         For additional information about Netco Partners, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Equity in Earnings of Investments, and Note 9 -- Investments In And Advances To Equity Method Investees, of the unaudited Notes to Hollywood Media's Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

MOVIETICKETS.COM, INC.

     MovieTickets.com is one of the three leading destinations for the purchase of movie tickets through the Internet; our two competitors (other than some theaters that may conduct their own Internet ticket sales) are Fandango and AOL Moviefone. Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theater exhibitors. Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc. See "Equity in Earnings of Investees" below, for additional information about our equity interest in MovieTickets.com, Inc. MovieTickets.com, Inc. entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a 5% interest in MovieTickets.com, Inc. for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in most participating exhibitors' theaters. In March 2001, AOL purchased a non-interest bearing convertible preferred equity voting interest in MovieTickets.com, Inc. for $8.5 million in cash, which can be converted into approximately 3% of the common stock of MovieTickets.com, Inc. In connection with that transaction, MovieTickets.com's ticket inventory is promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone is available through MovieTickets.com. MovieTickets.com has been selected by MSN Network, Lycos Entertainment and several other premier online destinations as the exclusive provider for online movie ticketing services.

         MovieTickets.com, Inc.'s current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., Hoyts Cinemas, Marcus Theatres, Consolidated Theatres, Crown Theatres, Krikorian Premiere Theatres, Metropolitan Theatres, Pacific Theatres, Rave Motion Pictures, Ritz Theatres and Spotlight Theatres. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada, and represent approximately 50% of the top 50 grossing theaters in North America. Additionally, MovieTickets.com recently launched in the United Kingdom. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at participating theaters. The web site contains movie content from Hollywood Media's various divisions for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising, which includes ads on the "print-at-home" ticket.

The following discussion and analysis should be read in conjunction with Hollywood Media's Unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of Part I of this report.

RESULTS OF OPERATIONS

         The following table summarizes Hollywood Media's revenues, operating expenses and operating income (loss) by reportable segment for the three months ended March 31, 2004 ("Q1-04") and 2003 ("Q1-03") as restated, respectively:



                        BROADWAY         DATA         INTERNET      INTELLECTUAL      CABLE
                       TICKETING       BUSINESS       AD SALES      PROPERTIES(a)      TV            OTHER(a)         TOTAL
                     ------------    ------------   ------------    ------------   ------------    ------------    ------------

Q1-04

Net Revenues         $ 11,878,290    $  1,662,798   $    772,507    $    471,125   $       --      $       --      $ 14,784,720
Operating Expenses     11,347,690       1,496,461      1,428,927         335,592        228,923       1,810,398      16,647,991
                     ------------    ------------   ------------    ------------   ------------    ------------    ------------
Operating Income
(loss)               $    530,600    $    166,337   $   (656,420)   $    135,533   $   (228,923)   $ (1,810,398)   $ (1,863,271)
                     ============    ============   ============    ============   ============    ============    ============

Q1-03 (RESTATED)

Net Revenues         $ 11,520,248    $  1,749,114   $    492,452    $    775,872   $       --      $       --      $ 14,537,686
Operating Expenses
                       11,553,780       1,602,828      1,296,405         358,994        212,884       1,712,903      16,737,794
                     ------------    ------------   ------------    ------------   ------------    ------------    ------------
Operating Income
(loss)               $    (33,532)   $    146,286   $   (803,953)   $    416,878   $   (212,884)   $ (1,712,903)   $ (2,200,108)
                     ============    ============   ============    ============   ============    ============    ============

a. Does not include Hollywood Media's 50% interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media's share of the income (loss) is reported as equity in earnings of investees.

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

         o CABLE TV - Includes two interactive cable television channels, "Totally Hollywood TV" and "Totally Broadway TV".

NET REVENUES

         Total net revenues were $14,784,720 for Q1-04 as compared to $14,537,686 for Q1-03, an increase of $247,034 or 2%. The increase in revenue was primarily due to an increase in Broadway Ticketing and Internet Ad Sales, which was offset by a decrease in Intellectual Properties and Data Business revenue. In Q1-04 net revenues were derived 81% from Broadway Ticketing, 11% from Data Business, 5% from Internet Ad Sales and 3% from Intellectual Properties. In Q1-03 net revenues were derived 80% from Broadway Ticketing, 12% from Data Business, 3% from Internet Ad Sales and 5% from Intellectual Properties.

         Broadway Ticketing revenues were $11,878,290 and $11,520,248 for Q1-04 and Q1-03, respectively, an increase of $358,042 or 3%. Broadway Ticketing revenues increased due to an increase in individual ticket sales, which was partially offset by a decrease in group ticket sales. Broadway Ticketing revenue is generated from the sale of live theater tickets for Broadway, off-Broadway and London and hotel packages through Broadway.com and the 1-800-BROADWAY telephone number, and to domestic and international travel professionals, traveling consumers, business organizations, schools and New York area theater patrons. Broadway Ticketing revenue is recognized on the date of performance of the show. The first quarter is generally seasonally slow in our Broadway Ticketing division due to a relatively low-level of tourism in New York City in that period. There was also unusually cold weather in New York in Q1-04 compared to the previous year, which management believes may have negatively impacted Broadway Ticketing revenues. Ticket sales collected in advance of the date of performance are treated as deferred revenues.

         Data Business revenues (which includes our Source businesses [CinemaSource, EventSource, AdSource], and Baseline/FilmTracker) were $1,662,798 for Q1-04 as compared to $1,749,114 for Q1-03, a decrease of $86,316 or 5%. Our Source business revenues decreased approximately $168,016 in Q1-04 as compared to Q1-03 following a reduction in the level of event coverage in some smaller geographic markets. We determined that the collection of data in these smaller markets was not cost efficient and in reducing these costs, caused a slight revenue decrease as most customers pay fees based on the total number of venues covered. The customer pipeline remains strong and the customer base is continuing to increase. Our Baseline business increased approximately $81,700 in Q1-04 as compared to Q1-03 due to a high retainage of our current customers and continued expansion of our customer base. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to other media outlets and Internet companies including newspapers such as The New York Times and The Washington Post, Internet companies including AOL's Digital City, Lycos, and Yahoo! and wireless providers such as AT&T Wireless, Sprint PCS and Verizon. Revenue for AdSource is generated by creating exhibitor paid directory ads for insertion in newspapers around the country. Baseline is a film and television database, licensing its data to businesses and professionals in the entertainment industry and generates revenues from the syndication of its data as well as subscription revenue.

         Internet Ad Sales revenue was $772,507 for Q1-04 as compared to $492,452 for Q1-03, an increase of $280,055 or 57%. The increase in revenues was attributable to an increase in national movie studio and other Internet advertising. Internet Ad Sales revenue is generated from the sale of sponsorships and banner advertisements on Hollywood.com and Broadway.com.

         Revenues from our Intellectual Properties division were $471,125 for Q1-04 as compared to $775,872 for Q1-03, a decrease of $304,747 or 39%. The decrease in revenues was attributable to the timing of the delivery of manuscripts resulting in fewer manuscripts delivered in Q1-04 as compared to Q1-03. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter to quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which, Hollywood Media's share of the income (loss) is reported as equity in earnings of investees.

EQUITY IN EARNINGS OF INVESTEES

         Equity in earnings of investees consisted of the following:

                                      Three Months Ended March 31,
                                      ----------------------------
                                            2004       2003
                                           ------     ------

                  NetCo Partners (a)       $4,694     $4,405
                  MovieTickets.com (b)         --         --
                                           ------     ------
                                           $4,694     $4,405
                                           ======     ======

             (a)      NetCo Partners

             NetCo Partners owns Tom Clancy's NetForce and is primarily engaged in the development and licensing of Tom Clancy's NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media's 50% share of earnings was $4,694 for Q1-04 as compared to $4,405 for Q1-03. Revenues vary quarter-to-quarter dependent on timing of deliveries of various manuscripts to the publisher although, notwithstanding the timing of manuscript deliveries, one NetForce book is typically published each year in North America.

         (b)  MovieTickets.com

         Hollywood Media owns 26.4% of the total equity in MovieTickets.com, Inc. joint venture at March 31, 2004. Hollywood Media records its investment in MovieTickets.com, Inc. under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investees. Excluding AOL's three percent convertible preferred voting equity interest, Hollywood Media shares in 27.1% of the losses or income generated by the joint venture. We have not recorded any of our share of the joint venture's results of operations in Q1-04 and Q1-03 related to our investment in MovieTickets.com. Since the investment had been reduced to zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media had not guaranteed to fund future losses, if any, generated by MovieTickets.com. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising.

OPERATING EXPENSES

         COST OF REVENUE - TICKETING. Cost of revenue - ticketing was $9,951,540 for Q1-04 compared to $10,038,722 for Q1-03 for a decrease of $87,182. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment. As a percentage of ticketing revenue, cost of revenue - ticketing was 84% and 87% for Q1-04 and Q1-03 respectively. The reduction in cost of revenue as a percentage of ticketing revenue in Q1-04 compared to Q1-03 was due in part to a greater proportion of higher margin consumer ticket sales in Q1-04 and an increase in higher margin hotel packages sales.

         EDITORIAL, PRODUCTION, DEVELOPMENT AND TECHNOLOGY. Editorial, production, development and technology costs consist of payroll and related expenses for the editorial and production staff responsible for creating content on the company's web sites for our Internet ad sales and business to business segments. Internet access and computer related expenses for the support and delivery of the company's services and fees and royalties paid to authors and co-editors for the intellectual properties segments are also included. Editorial, production, development and technology costs for Q1-04 were $1,188,021 compared to $1,159,735 for Q1-03, an increase of $28,286 or 2%. As a percentage of revenues from our Ad Sales, Data Business, and Intellectual Properties, these costs were 41% and 38% for Q1-04 and Q1-03 respectively.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist of occupancy costs, production costs, human resources and administrative functions as well as professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as commission due to advertising, marketing, promotional, business development, public relations, and commission due to advertising agencies, ad rep firms and other parties) and salaries and benefits. Selling, general and administrative expenses for Q1-04 were $4,978,313 compared to $4,709,438 for Q1-03, an increase of $268,875 or 6%. As a percentage of net revenues, selling, general and administrative expenses were 34% and 32% for Q1-04 and Q1-03 respectively. The increase in Q1-04 as compared to Q1-03 is due primarily to an addition to reserves we booked in connection with the Water Garden appeal. (See Note 11 of unaudited Notes to Condensed Consolidated Financial Statements).

         AMORTIZATION OF CBS ADVERTISING. Amortization of CBS advertising relating to our agreements with Viacom was $0 for Q1-04 compared to $190,023 for

Q1-03. Under our agreement with Viacom, Hollywood Media issued shares of common stock and warrants in exchange for cash and CBS's advertising and promotional efforts over seven years across its full range of media properties. The fair value of the common stock and warrants issued to Viacom was recorded in the balance sheet as deferred advertising and amortized as the advertising was used each related contract year. No advertising was used during Q1-04.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web development, leasehold improvements, capital leases and amortization of goodwill and intangibles. Depreciation and amortization expense was $530,117 for Q1-04 as compared to $639,876 for Q1-03, a decrease of $109,759 or 17%. The decrease was primarily attributable to certain tangible assets that became fully amortized during 2003.

         INTEREST, NET. Interest, net was $417,955 for Q1-04, as compared to $340,368 for Q1-03. The increase of $77,587 in interest, net in Q1-04 over Q1-03, was primarily attributable to interest charges and an increase in the amortization of the beneficial conversion feature related to the convertible debentures of $107,172 due to an anti-dilution provision. (See Note 6 of Unaudited Condensed Consolidated Financial statements).

         OTHER INCOME (EXPENSE), NET. Other, net was $690,561 for Q1-04 as compared to $(49,091) for Q1-03. The increase of $739,652 in other income (expense), net was primarily attributable to a gain recognized upon termination of Fountainhead Media Services put-call option in connection with its surrender of its 20% equity interest in a subsidiary that owns Baseline, thus reducing the option to $0. (See Note 5 of Unaudited Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, we had cash and cash equivalents of $12,642,403 compared to cash and cash equivalents of $1,867,999 at December 31, 2003. Our net working capital surplus (current assets less current liabilities) at March 31, 2004 was $7,220,804 as compared to a working capital deficit of $6,490,321 at December 31, 2003. During the three months ended March 31, 2004: net cash used in operating activities was $3,354,644, which cash usage consisted primarily of $3,103,479 of deferred costs associated with Broadway ticket sales, including $730,000 used to purchase Broadway ticketing inventory to be held for sale during 2004, payment of $856,378 on various outstanding payables and other current liabilities, and $150,000 expended for the Water Garden bond deposit, net cash provided by investing activities was $137,071; and net cash provided by financing activities was $14,266,119, comprised primarily of net proceeds resulting from the private placement of common stock during Q1-04 (see Note 8 to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q report). As a result of the above, cash and cash equivalents increased by $10,774,404 for the three months ended March 31, 2004. In comparison, during the three months ended March 31, 2003, net cash used in operating activities was $789,061, net cash used in investing activities was $138,362, and net cash used in financing activities was $178,484.

           On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at a conversion price which was $3.46 per share until adjusted as described below. In addition, Hollywood Media can elect at its option to convert up to 50% of the Debentures if the Debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants (the "Warrants") to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. On May 22, 2003, provided an investor had held at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, the exercise price of the warrants held by such investor decreased to $3.46 per share which equals the pre-adjustment conversion price of the Debentures. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As a result of the private placement referenced above, the conversion price of $3.46 per share was reduced to $3.30 per share, and the exercise price of the Warrants was reduced to $3.34 per share, after giving effect to a weighted average anti-dilution provision contained in the agreement. A total of $389,095 in debt issuance costs were incurred for the convertible debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the Warrants issued to the Debenture holders.) Hollywood Media recognized $32,425 for the three months ended March 31, 2004 and 2003 as interest expense from the amortization of the debt issuance costs. As of March 31, 2004, $1,680,894 discount on the Debentures is reducing the face amount of Debentures and will be amortized to interest expense over the term of the Debentures.

         The warrants granted to these investors were recorded at a relative fair value of $1,608,422 using the Black Scholes option valuation model. The assumptions used to calculate the value of the Warrants using Black Scholes are as follows: volatility of 83.7%, 5 year expected life, exercise price of $3.78 per share, a quoted market price of $3.27 per share and a risk free interest rate of 4%. The value of the beneficial conversion feature of the Debentures was $1,295,416. The value of the Warrants and the beneficial conversion feature are being amortized to interest expense over 3 years, using the effective interest method. The value of the Warrants and the beneficial conversion feature of the Debentures were recorded as a discount to the convertible debentures and included in additional paid-in capital. As a result of the reduction in the conversion price discussed above, the value attributed to the beneficial conversion feature and the Warrants of the Debentures increased $294,360. The value attributable to the increase was recorded as a discount to the Debentures and included in additional paid-in capital. The additional value is being amortized over the remaining term of the Debentures using the effective interest method.

         In 2001, Hollywood Media entered into an agreement with a third party whereby we monetized a certain portion of our accounts receivable. Hollywood Media receives an initial advance of 85% of the invoice amount, with the remaining 15%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At March 31, 2004, a liability of $69,098 was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party. In April of 2004, the agreement was terminated by Hollywood Media.

         Under a commitment that expired on January 1, 2004, in the event that Hollywood Media required additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, committed to provide Hollywood Media, if required, with an amount not to exceed $3.5 million through January 1, 2004, if needed to enable Hollywood Media to meet its working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generated cash from financings, operational cash flow or proceeds from a sale of a division or subsidiary of Hollywood Media. Advances bore interest at the prime rate plus one percent. There was $600,000 principal amount outstanding under this commitment at December 31, 2003, of which $500,000, which was loaned by a wholly-owned limited liability corporation of Hollywood Media's Chairman and President, was collateralized by Broadway Ticketing inventory and $100,000 was unsecured. During the first quarter of 2004, the outstanding balance was paid in full plus accrued interest of $17,626.

         As of the date of this 10-Q report, we currently anticipate capital expenditures during the remainder of 2004 of approximately $500,000, for various systems and equipment upgrades (which expenditures do not include potential business acquisitions, and do not include costs being incurred (as described below) in connection with our review of internal controls and upgrading of information systems in preparation for compliance with the requirements of
Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls). At this time we are unable to accurately estimate the full amount of the costs that Hollywood Media will incur during 2004 in connection with preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, however, such costs are currently anticipated to include at least $250,000 for consulting expertise with such process. Additional costs will be incurred in connection with Section 404 compliance preparations but are not quantified at this time.

CRITICAL ACCOUNTING POLICIES

         In response to the Securities and Exchange Commission (SEC) Release Number 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and SEC Release Number 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 4 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2003.

         Ticketing Revenue Recognition

         Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational facilities. Revenue recognition is deferred on ticket sales until performance has taken place. Ticket revenue and cost of revenue are recorded on a gross basis.

         Advertising Costs

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. In the first quarter of 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media was entitled to utilize a specified portion of this advertising each contract year. The deferred advertising is carried on Hollywood Media's balance sheet as a deferred asset and is being amortized over the contract period as the advertising is utilized. Advertising expense recorded related to CBS advertising for the three months ended March 31, 2004 and 2003 was $0 and $190,023 respectively. This is separately reported in the accompanying unaudited condensed consolidated statements of operations under the caption "Amortization of CBS Advertising."

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

         Impairment of Long-Lived Assets

         Effective December 31, 2001, Hollywood Media adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30") for the disposal of a segment of a business. Consistent with SFAS No. 121, SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

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

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets acquired after June 30, 2001 were no longer subject to amortization. Goodwill and intangibles with indefinite lives acquired prior to June 30, 2001 ceased to be amortized beginning January 1, 2002. In addition, SFAS 142 changed the way we evaluated goodwill and intangibles for impairment. Beginning January 1, 2002, goodwill and certain intangibles are no longer amortized; however, they are subject to evaluation for impairment at least annually using a fair value based test. The fair value based test is a two-step test. The first step involved comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if and to the extent that the carrying value of goodwill exceeded the implied value.

         As prescribed by SFAS No. 142, Hollywood Media completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment charge. Additionally, Hollywood Media established that date in 2002 and 2003. As of March 31, 2004, Hollywood Media is not aware of any events or changes in circumstance that would require it to evaluate goodwill for impairment. Future charges in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media's goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill.

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

         On May 7, 2003, hollywood.com Inc. and Tribune filed a Notice of Appeal with the court in the Water Garden Lawsuit, and also filed a Notice of Filing Undertaking for Stay of Enforcement of Judgment Pursuant to Appeal in order to stop enforcement of the judgment until resolution of the appeal (this filing included an appeal bond obtained by Tribune (the "Appeal Bond") issued by a surety company in the amount of $1,482,823, which was the amount of the bond required by law to stay enforcement of the judgment). Upon the adding of certain costs and attorneys fees to the judgment, the Appeal Bond was increased to $1,646,641 on November 14, 2003.

         On May 6, 2004, the California Court of Appeal for the Second District issued its decision affirming the judgment against defendants hollywood.com, Inc. and Tribune. Hollywood.com, Inc. and Tribune intend to petition the Court of Appeal for a re-hearing, and, if necessary, to seek review of the decision by the California Supreme Court. If neither the petition for rehearing nor the petition for review by the California Supreme Court are successful, then the appeal will have become finally determined and the judgment will become final. In such event, added to the amount of the judgment would be the plaintiff's attorneys fees and costs incurred in opposing these further appeal efforts. It is not possible at this time to estimate the amount of such additional attorneys fees and costs.

         The California Court of Appeal has discretion as to whether or not it will grant a re-hearing, and the California Supreme Court has discretion as to whether or not it will decide to hear an appeal in this case. If either such court decides to hear this case, and if such hearing results in reversal of the judgment against hollywood.com, Inc. and Tribune, the matter would then likely be returned to the trial court for a trial of the case.

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

         Recognizing that the ultimate outcome of this case is uncertain, Hollywood Media has accrued on its books, as of March 31, 2004, an amount which it believes is adequate to account for potential liability for this matter, and we will continue to evaluate the matter as the litigation process proceeds. There can be no assurance that any further appeal efforts contemplated above will be successful.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following securities were issued by Hollywood Media during the quarter ended March 31, 2004, in transactions that were not registered under the Securities Act of 1933.

         On January 20, 2004, Hollywood Media issued 32,697 shares of common stock valued at $78,641 to the holders of its Debentures for interest due for the period October 1, 2003 through January 1, 2004.

         On February 13, 2004, Hollywood Media issued 5,773,355 shares of common stock and warrants to purchase 1,443,339 shares of its common stock in a private placement to accredited investors at an aggregate cash offering price of $16,396,327. Hollywood Media's net proceeds were $15,278,501 after deducting the placement agent's fee and expenses. In addition, Hollywood Media incurred $151,284 for legal, accounting and travel expenses associated with the offering. The warrants issued in the private placement have an exercise price of $2.84 per share of common stock and expire in February 2009. The warrants are callable by Hollywood Media after one year if the common stock of Hollywood Media trades at twice the exercise price for 20 trading days. In addition to the warrants issued to the investors, Hollywood Media issued warrants to the placement agent having the same exercise price, which are exercisable to purchase up to 288,667 shares of common stock. In addition, Hollywood Media issued an option to a third party consultant to purchase 35,211 shares of common stock for an aggregate exercise price of $50,000.

         The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof and/or Regulation D thereunder, based upon investment representations to Hollywood Media relating thereto.

         Hollywood Media did not repurchase any shares of its common stock during the quarter ended March 31, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

                                                                                                      Incorporated by
Exhibit                                  Description                                                  Reference From
-------                                  -----------                                                  --------------


 10.1            Agreement dated as of January 7, 2004 between Fountainhead Media
                 Services, Inc. and Hollywood Media Corp., providing for the satisfaction of
                 Fountainhead's promissory note to Hollywood Media in exchange for
                 Fountainhead's shares of common stock of Baseline Acquisitions Corp.                    (*)
 31.1            Certification of Chief Executive Officer. (Section 302)                                 (*)
 31.2            Certification  of Vice  President  of Finance  and  Accounting  (Principal              (*)
                 financial and accounting officer). (Section 302)
 32.1            Certification of Chief Executive Officer. (Section 906)                                 (*)
 32.2            Certification  of Vice  President  of Finance  and  Accounting  (Principal              (*)
                 financial and accounting officer). (Section 906)

------------------

*  Filed as an exhibit to this Form 10-Q

         (b)  Reports on Form 8-K:

         Hollywood Media filed one report on Form 8-K during the quarter ended March 31, 2004, on February 17, 2004. Item 5 of the Form 8-K included the following information. On February 13, 2004, Hollywood Media completed the closing of a $16.4 million private placement, which included the issuance to investors of 5,773,355 shares of its common stock and warrants to purchase 1,443,339 shares of its common stock. Hollywood Media received net proceeds of approximately $15.2 million after deducting the estimated expenses in connection with the transaction. The warrants have an exercise price of $2.84 per share of common stock and expire in February 2009. In addition to the warrants issued to the investors, Hollywood Media issued warrants to the placement agent having the same exercise price, which are exercisable to purchase up to 288,667 shares of common stock. Hollywood Media agreed to file a registration statement covering resales from time to time of shares issued in the private placement or pursuant to exercise of the warrants. Certain agreements relating to the private placement were filed as exhibits to the Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HOLLYWOOD MEDIA CORP.

Date:   May 17, 2004                 By:    /s/ Mitchell Rubenstein
                                            ------------------------------------
                                            Mitchell Rubenstein, Chief Executive
                                            Officer (Principal executive
                                            officer)


Date:   May 17, 2004                 By:    /s/ Scott Gomez
                                            ------------------------------------
                                            Scott Gomez, Vice President of
                                            Finance and Accounting
                                            (Principal accounting officer)