Form 10-Q/A
period 2004-03-31
HOLLYWOOD MEDIA CORP
filed 2004-05-18
CIK 912544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

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



         As of May 14, 2004, the number of shares outstanding of the issuer's common stock, $.01 par value, was 27,758,802.

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2004, is being filed to correct errors by the Company's printer, which inadvertently omitted (a) the number of the Company's outstanding shares as required on the cover page, as noted above, and (b) the correct numbering of the Table of Contents.

                              HOLLYWOOD MEDIA CORP.

                                TABLE OF CONTENTS


                                                                                                   PAGE(S)
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets as of March 31, 2004
              (unaudited) and December 31, 2003                                                        2

              Condensed Consolidated Statements of Operations (unaudited) for the
              Three Months ended March 31, 2004 and 2003 (restated)                                    3

              Condensed Consolidated Statement of Shareholders' Equity (unaudited)
              for the Three Months ended March 31, 2004                                                4

              Condensed Consolidated Statement of Cash Flows (unaudited) for the Three Months ended March 31, 2004 and 2003
              (restated)                                                                               5

              Notes to Condensed Consolidated Financial Statements (unaudited)                       6-20

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                         21-35

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                                                       35

ITEM 4        CONTROLS AND PROCEDURES                                                               35-36

PART II   OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS                                                                     36-38

ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS                                               38

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K                                                        39

Signatures                                                                                            40

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HOLLYWOOD MEDIA CORP.

Date:   May 17, 2004                 By:  /s/ Mitchell Rubenstein
                                          --------------------------------------
                                          Mitchell Rubenstein, Chief Executive
                                          Officer (Principal executive officer)


Date:   May 17, 2004                 By:  /s/ Scott Gomez
                                          --------------------------------------
                                          Scott Gomez, Vice President of Finance
                                          and Accounting (Principal accounting
                                          officer)