Form 10-Q
period 2004-06-30
HOLLYWOOD MEDIA CORP
filed 2004-08-12
CIK 912544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

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

         As of August 5, 2004, the number of shares outstanding of the issuer's common stock, $.01 par value, was 28,050,426.

                              HOLLYWOOD MEDIA CORP.

                                TABLE OF CONTENTS

                                                                         PAGE(S)
                                                                         -------
PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets
        as of June 30, 2004 (unaudited) and December 31, 2003..............    2

        Condensed Consolidated Statements of Operations
        (unaudited) for the Six and Three Months ended
        June 30, 2004 and 2003 (restated)..................................    3

        Condensed Consolidated Statement of Shareholders' Equity
        (unaudited) for the Six Months ended June 30, 2004.................    4

        Condensed Consolidated Statements of Cash Flows
        (unaudited) for the Six Months ended
        June 30, 2004 and 2003 (restated)..................................    5

        Notes to Condensed Consolidated Financial Statements (unaudited)... 6-24

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................25-40

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK..................................................   41

ITEM 4. CONTROLS AND PROCEDURES............................................   41

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................42-43

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................43-44

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................   44

Signatures.................................................................   45

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,         December 31,
                                                                                            2004              2003
                                                                                       -------------      -------------
                                                                                        (Unaudited)
                                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                          $   9,297,242      $   1,867,999
    Receivables, net                                                                       1,344,930          1,496,934
    Inventories, net                                                                       6,619,689          5,770,289
    Prepaid expenses                                                                       1,231,593            941,966
    Acquisition deposit                                                                      769,000                 --
    Other receivables                                                                        892,850            654,141
    Other current assets                                                                      73,972             10,296
    Deferred advertising - CBS                                                                    --             38,807
                                                                                       -------------      -------------
    Total current assets                                                                  20,229,276         10,780,432

RESTRICTED CASH                                                                            1,075,000            850,000
PROPERTY AND EQUIPMENT, net                                                                2,182,509          2,236,906
INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES                                       560,679            164,205
IDENTIFIABLE INTANGIBLE ASSETS, net                                                        1,256,073          1,603,985
GOODWILL                                                                                  41,137,461         40,813,682
OTHER ASSETS                                                                                 359,919            431,811
                                                                                       -------------      -------------
TOTAL ASSETS                                                                           $  66,800,917      $  56,881,021
                                                                                       =============      =============
                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                   $   1,555,797      $   2,201,431
    Accrued expenses and other                                                             4,009,208          5,178,467
    Loan from shareholder/officer                                                            200,000            600,000
    Deferred revenue                                                                       8,094,268          9,063,317
    Current portion of capital lease obligations                                             186,507            227,538
    Current portion of convertible debentures, net                                         4,282,946                 --
                                                                                       -------------      -------------
    Total current liabilities                                                             18,328,726         17,270,753

CAPITAL LEASE OBLIGATIONS, less current portion                                              142,479            178,790
DEFERRED REVENUE, less current portion                                                       163,313            193,063
MINORITY INTEREST                                                                              7,662             21,895
OTHER DEFERRED LIABILITY                                                                     198,646            903,192
CONVERTIBLE DEBENTURES, NET, less current portion                                                 --          4,027,629

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 1,000,000 shares authorized; none outstanding                --                 --
    Common stock, $.01 par value, 100,000,000 shares authorized; 27,885,475 and 21,810,266 shares issued and outstanding  at June 30, 2004 and
        December 31, 2003, respectively                                                      278,855            218,103
    Additional paid-in capital                                                           295,429,466        279,087,772
    Deferred compensation                                                                         --           (162,500)
    Accumulated deficit                                                                 (247,748,230)      (244,857,676)
                                                                                       -------------      -------------
    Total shareholders' equity                                                            47,960,091         34,285,699
                                                                                       -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $  66,800,917      $  56,881,021
                                                                                       =============      =============

       The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Six Months Ended June 30,     Three Months Ended June 30,
                                                                       ----------------------------    ----------------------------
                                                                           2004            2003            2004           2003
                                                                       ------------    ------------    ------------    ------------
                                                                                      (As Restated,                   (As Restated,
                                                                                       See Note 2)                     See Note 2)
   NET REVENUES:
    Ticketing                                                          $ 27,950,166    $ 25,523,288    $ 16,071,876    $ 14,003,040
    Other                                                                 6,218,864       6,160,579       3,312,434       3,143,141
                                                                       ------------    ------------    ------------    ------------
        Total revenues                                                   34,169,030      31,683,867      19,384,310      17,146,181


OPERATING EXPENSES:
        Cost of revenues - ticketing                                     24,152,323      22,495,773      14,200,783      12,457,051
        Editorial, production, development and technology (exclusive
          of depreciation and amortization shown separately below)        2,504,927       2,437,714       1,316,906       1,277,979
        Selling, general and administrative                               9,615,442       9,067,195       4,637,129       4,357,757
        Amortization of CBS advertising                                      38,807         506,729          38,807         316,706
        Depreciation and amortization                                     1,042,351       1,254,393         512,234         614,517
                                                                       ------------    ------------    ------------    ------------

        Total operating expenses                                         37,353,850      35,761,804      20,705,859      19,024,010
                                                                       ------------    ------------    ------------    ------------

        Operating loss                                                   (3,184,820)     (4,077,937)     (1,321,549)     (1,877,829)

EQUITY  IN EARNINGS OF INVESTEE                                             588,086         806,126         583,392         801,721

OTHER INCOME (EXPENSE):
    Interest, net                                                          (785,501)       (664,040)       (367,546)       (323,672)
    Other, net                                                              727,673           8,894          37,112          57,985
                                                                       ------------    ------------    ------------    ------------

         Loss before minority interest                                   (2,654,562)     (3,926,957)     (1,068,591)     (1,341,795)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARY                                (235,992)       (399,588)       (165,500)       (179,015)

                                                                       ------------    ------------    ------------    ------------

         Net loss                                                      $ (2,890,554)   $ (4,326,545)   $ (1,234,091)   $ (1,520,810)
                                                                       ============    ============    ============    ============

Basic and diluted loss per common share                                $      (0.11)   $      (0.21)   $      (0.04)   $      (0.07)
                                                                       ============    ============    ============    ============
Weighted average common and common equivalent shares
   outstanding - basic and diluted                                       26,308,112      20,510,680      27,717,948      20,618,978
                                                                       ============    ============    ============    ============


       The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                  (Unaudited)

                                                 Common Stock            Additional
                                         ----------------------------     Paid-in        Deferred      Accumulated
                                             Shares         Amount        Capital      Compensation      Deficit          Total
                                         -------------  -------------  -------------  -------------   -------------   -------------

Balance - December 31, 2003                 21,810,266  $     218,103  $ 279,087,772  $    (162,500)  $(244,857,676)  $  34,285,699

Isssuance of stock options and
  warrants for services rendered                85,211            500        279,438             --              --         279,938

Amortization of deferred compensation               --             --             --        162,500              --         162,500

Issuance of stock
  - 401 (k) employer match                      52,627            526        139,461             --              --         139,987

Interest payment to convertible
  debenture holders                             57,095            571        155,856             --              --         156,427

Exercises of stock options and
  warrants                                      15,458            154         36,299             --              --          36,453

Warrants and beneficial conversion
  feature - convertible debentures                  --             --        294,360             --              --         294,360

Issuance of common stock for private
  placement, net                             5,773,355         58,086     15,113,416             --              --      15,171,502

Issuance of stock for asset acquisition         91,463            915        322,864             --              --         323,779

Net loss                                            --             --             --             --      (2,890,554)     (2,890,554)
                                         -------------  -------------  -------------  -------------   -------------   -------------
Balance - June 30, 2004                     27,885,475  $     278,855  $ 295,429,466  $          --   $(247,748,230)  $  47,960,091
                                         =============  =============  =============  =============   =============   =============

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Six Months Ended June 30,
                                                                                             ----------------------------
                                                                                                  2004           2003
                                                                                             ------------    ------------
                                                                                                             (As Restated,
                                                                                                              see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                     $ (2,890,554)   $ (4,326,545)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                                            1,042,351       1,254,393
       Interest paid in stock                                                                     156,427         155,783
       Amortization of discount on convertible debentures                                         549,677         372,020
       Amortization of deferred financing costs                                                    64,850          64,848
       Equity in earnings of investee, net of return of invested capital                         (396,474)       (247,850)
       Issuance of stock options and warrants for services rendered                               279,938         282,366
       Amortization of deferred compensation                                                      162,500              --
       Provision for bad debts                                                                     83,250         124,328
       Amortization of CBS advertising                                                             38,807         506,729
       Minority interest in earnings of subsidiary, net of distribution to minority owners        (14,233)        126,859
       Amortization of put/call option                                                           (719,250)       (107,000)
       Changes in assets and liabilities:
         Receivables                                                                               69,707         448,931
         Inventories                                                                             (849,400)        973,403
         Prepaid expenses                                                                        (289,627)       (448,221)
         Other receivables                                                                       (238,709)       (274,420)
         Other current assets                                                                     (63,676)        (76,861)
         Restricted cash                                                                         (225,000)       (250,000)
         Other assets                                                                               7,043         405,461
         Accounts payable                                                                        (645,634)        598,969
         Accrued expenses and other                                                              (833,214)        762,643
         Deferred revenue                                                                        (998,800)       (952,343)
         Other deferred liability                                                                  14,704          32,753
                                                                                             ------------    ------------
           Net cash used in operating activities                                               (5,695,317)       (573,754)
                                                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures                                                                  (586,990)       (249,550)
           Acquisition deposit                                                                   (769,000)             --
                                                                                             ------------    ------------
           Net cash used in investing activities                                               (1,355,990)       (249,550)
                                                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payment of) shareholder/officer loan                                         (400,000)        400,000
     Net advances to third party                                                                 (196,057)       (217,762)
     Proceeds from private placement warrant exercise                                              35,500              --
     Proceeds from issuance of common stock in private placement, net of issuance costs        15,171,502              --
     Payments under capital lease obligations                                                    (130,395)       (183,472)
                                                                                             ------------    ------------
           Net cash provided by (used in) financing activities                                 14,480,550          (1,234)
                                                                                             ------------    ------------
           Net increase (decrease) in cash and cash equivalents                                 7,429,243        (824,538)

CASH AND CASH EQUIVALENTS, beginning of period                                                  1,867,999       2,342,238
                                                                                             ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                                     $  9,297,242    $  1,517,700
                                                                                             ============    ============
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
     Interest paid                                                                           $     30,419    $     69,960
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

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. ("Hollywood Media") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media's financial position and results of operations. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2004. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

(2)      RESTATEMENT:

         Following the recommendation of management and the concurrence of the Audit Committee of the Board of Directors, Hollywood Media made a determination to restate the previously filed unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2003, originally included in Form 10-Q. The restatement is being made primarily to correct errors in the way Hollywood Media had previously accounted for Ticketing Business gift certificates and ticketing purchases and to make other adjustments set forth below which were identified by Hollywood Media's current auditors during the course of their audit of Hollywood Media's 2003 financial statements. The restated transactions are described in detail below and have been grouped under headings for convenience only.

         Revenue

           o Ticketing revenue has been increased by $143,937 or .57% in the restated condensed consolidated financial statements for the six months ended June 30, 2003 as a result of an overaccrual for Broadway Ticketing gift certificates.

           o Ticketing revenue has been increased by $169,066 or 1.2% in the restated condensed consolidated financial statements for the three months ended June 30, 2003 as a result of an overaccrual for Broadway Ticketing gift certificates.

         Cost of Revenues - Ticketing

           o Cost of Revenues - Ticketing has been decreased by $272,379 or 1.2% in the restated condensed consolidated financial statements for the six months ended June 30, 2003 as a result of an overaccrual for Broadway Ticketing purchases.

           o Cost of Revenues - Ticketing has been decreased by $163,473 or 1.3%, in the restated condensed consolidated financial statements for the three months ended June 30, 2003 as a result of an overaccrual for Broadway ticketing purchases.

         Weighted Average Shares Outstanding

           o The number of weighted average shares outstanding was increased by 1,525 shares for the six months ended June 30, 2003 to include vested restricted shares.

           o The number of weighted average shares outstanding was increased by 3,000 shares for the three months ended June 30, 2003 to include vested restricted shares.

The total effect of the errors was a decrease in the net loss for the six months ended June 30, 2003 of $416,316 or $.02 per share and a decrease in the net loss for the three months ended June 30, 2003 of $332,539 or $.02 per share. The following unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2003, reconcile the restated amounts to the corresponding amounts, as previously reported. Additionally, the following statement of cash flows for the six months ended June 30, 2003, reconciles the restated amounts to the previously reported amounts.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         Six Months Ended June 30, 2003
                                   (Unaudited)

                                               As previously     Restatement
                                                  reported       adjustments       Restated
                                               -------------     -----------     ------------
NET REVENUES
Ticketing                                       $ 25,379,351      $ 143,937      $ 25,523,288
Other                                              6,160,579             --         6,160,579
                                                ------------      ---------      ------------
Total revenues                                    31,539,930        143,937        31,683,867
                                                ------------      ---------      ------------
OPERATING EXPENSES
Cost of revenues - ticketing                      22,768,152       (272,379)       22,495,773
Editorial, production, development and
  technology (exclusive of depreciation
  and amortization shown separately below)         2,437,714             --         2,437,714
Selling, general and administrative                9,067,195             --         9,067,195
Amortization of CBS advertising                      506,729             --           506,729
Depreciation and amortization                      1,254,393             --         1,254,393
                                                ------------      ---------      ------------

Total operating expenses                          36,034,183       (272,379)       35,761,804
                                                ------------      ---------      ------------

Operating loss                                    (4,494,253)       416,316        (4,077,937)

EQUITY IN EARNINGS OF INVESTEE                       806,126             --           806,126

OTHER INCOME (EXPENSE):
Interest, net                                       (664,040)            --          (664,040)
Other, net                                             8,894             --             8,894
                                                ------------      ---------      ------------

Loss before minority interest                     (4,343,273)       416,316        (3,926,957)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARY         (399,588)            --          (399,588)
                                                ------------      ---------      ------------

Net loss                                        $ (4,742,861)     $ 416,316      $ (4,326,545)
                                                ============      =========      ============

Basic and diluted loss per common share         $      (0.23)     $    0.02      $      (0.21)
                                                ============      =========      ============
Weighted average common and
  common equivalent shares
  outstanding - basic and diluted                 20,509,155          1,525        20,510,680
                                                ============      =========      ============

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        Three Months Ended June 30, 2003
                                   (Unaudited)

                                               As previously     Restatement
                                                  reported       adjustments       Restated
                                               -------------     -----------     ------------
NET REVENUES
Ticketing                                       $ 13,833,974      $ 169,066      $ 14,003,040
Other                                              3,143,141             --         3,143,141
                                                ------------      ---------      ------------
Total revenues                                    16,977,115        169,066        17,146,181
                                                ------------      ---------      ------------
OPERATING EXPENSES
Cost of revenues - ticketing                      12,620,524       (163,473)       12,457,051
Editorial, production, development and
  technology (exclusive of depreciation
  and amortization shown separately below)         1,277,979             --         1,277,979
Selling, general and administrative                4,357,757             --         4,357,757
Amortization of CBS advertising                      316,706             --           316,706
Depreciation and amortization                        614,517             --           614,517
                                                ------------      ---------      ------------

Total operating expenses                          19,187,483       (163,473)       19,024,010
                                                ------------      ---------      ------------

Operating loss                                    (2,210,368)       332,539        (1,877,829)

EQUITY IN EARNINGS OF INVESTEE                       801,721             --           801,721

OTHER INCOME (EXPENSE):
Interest, net                                       (323,672)            --          (323,672)
Other, net                                            57,985             --            57,985
                                                ------------      ---------      ------------

Loss before minority interest                     (1,674,334)       332,539        (1,341,795)


MINORITY INTEREST IN EARNINGS OF SUBSIDIARY         (179,015)            --          (179,015)
                                                ------------      ---------      ------------

Net loss                                        $ (1,853,349)     $ 332,539      $ (1,520,810)
                                                ============      =========      ============

Basic and diluted loss per common share         $      (0.09)     $    0.02      $      (0.07)
                                                ============      =========      ============

Weighted average common and
  common equivalent shares
  outstanding - basic and diluted                 20,615,978          3,000        20,618,978
                                                ============      =========      ============

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 2003
                                   (Unaudited)

                                                             As previously    Restatement
                                                               reported       adjustments       Restated
                                                              -----------      ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                      $(4,742,861)     $ 416,316      $(4,326,545)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                              1,254,393             --        1,254,393
     Interest paid in stock                                       155,783             --          155,783
   Amortization of discount on convertible debentures             372,020             --          372,020
   Amortization of deferred financing costs                        64,848             --           64,848
   Equity in earnings of investee,
     net of return of invested capital                           (247,850)            --         (247,850)
   Issuance of compensatory stock, stock options
     and warrants for services rendered                           282,366             --          282,366
   Provision for bad debts                                        124,328             --          124,328
   Amortization of CBS advertising                                506,729             --          506,729
   Minority interest in earnings of subsidiary,
     net of distribution to minority owners                       126,859             --          126,859
   Amortization of put/call option                               (107,000)            --         (107,000)
   Changes in assets and liabilities:
     Receivables                                                  448,931             --          448,931
     Inventories                                                  973,403             --          973,403
     Prepaid expenses                                            (448,221)            --         (448,221)
     Other receivables                                           (274,420)            --         (274,420)
     Other current assets                                         (76,861)            --          (76,861)
     Restricted cash                                             (250,000)            --         (250,000)
     Other assets                                                 405,461             --          405,461
     Accounts payable                                             598,969             --          598,969
     Accrued expenses and other                                 1,035,022       (272,379)         762,643
     Deferred revenue                                            (808,406)      (143,937)        (952,343)
     Other deferred liability                                      32,753             --           32,753
                                                              -----------      ---------      -----------
       Net cash used in operating activities                     (573,754)            --         (573,754)
                                                              -----------      ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (249,550)            --         (249,550)
                                                              -----------      ---------      -----------
     Net cash used in investing activities                       (249,550)            --         (249,550)
                                                              -----------      ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from shareholder/officer loan                         400,000             --          400,000
   Net advances to third party                                   (217,762)            --         (217,762)
   Proceeds from private placement warrant exercise                    --             --               --
   Proceeds from issuance of common stock in
     private placement, net of issuance costs                          --             --               --
   Payments under capital lease obligations                      (183,472)            --         (183,472)
                                                              -----------      ---------      -----------
     Net cash provided (used in) by financing activities           (1,234)            --           (1,234)
                                                              -----------      ---------      -----------

     Net increase (decrease) in cash and cash equivalents        (824,538)            --         (824,538)

CASH AND CASH EQUIVALENTS, beginning of period                  2,342,238             --        2,342,238
                                                              -----------      ---------      -----------

CASH AND CASH EQUIVALENTS, end of period                      $ 1,517,700      $      --      $ 1,517,700
                                                              ===========      =========      ===========

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
    Interest paid                                             $    69,960      $      --      $    69,960
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

         In accordance with SFAS 123 and SFAS 148, the following table presents reported and adjusted information for the three and six months ended June 30, 2004 and 2003 regarding net loss and net loss per share as if the Company had accounted for all of its employee stock options under the fair value method of SFAS 123:

                                                         Six months ended                   Three months ended
                                                       June 30, (unaudited)                June 30, (unaudited)
                                                  ------------------------------      ------------------------------
                                                                      Restated                            Restated
                                                      2004              2003              2004              2003
                                                  ------------      ------------      ------------      ------------
Reported net loss                                 $ (2,890,554)     $ (4,326,545)     $ (1,234,091)     $ (1,520,810)
Stock-based employee compensation expense
 under the fair value method                          (910,413)       (1,145,178)         (477,327)         (559,900)
                                                  ------------      ------------      ------------      ------------

Adjusted net loss                                 $ (3,800,967)     $ (5,471,723)     $ (1,711,418)     $ (2,080,710)
                                                  ============      ============      ============      ============

Reported net loss basic and diluted per share     $      (0.11)     $      (0.21)     $      (0.04)     $      (0.07)
                                                  ============      ============      ============      ============

Adjusted net loss basic and diluted per share     $      (0.14)     $      (0.27)     $      (0.06)     $      (0.10)
                                                  ============      ============      ============      ============

Number of ordinary shares used in computation
  basic and diluted                                 26,308,112        20,510,680        27,717,948        20,618,978
                                                  ============      ============      ============      ============

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

(4)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Per Share Amounts

         Basic loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Restricted shares are not included in the basic calculation until vesting occurs. As of June 30, 2004, there were no unvested restricted shares of Hollywood Media common stock. There were 6,002,847 and 4,668,004 options and warrants to purchase common shares outstanding at June 30, 2004 and 2003, respectively, that could potentially dilute earnings per share in the future. In addition, the convertible debentures (Note 6) are convertible into 1,727,399 shares of common stock at a conversion price of $3.30 per share. The potential shares underlying the unvested, restricted shares, options, warrants and convertible debentures have been excluded from the weighted average number of common shares outstanding for the three and six months ended June 30, 2004 and 2003 because they are antidilutive for all periods presented.

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

         Receivables

         Receivables consist of amounts due from customers who (i) have advertised on Hollywood Media's web sites, (ii) have licensed data from Hollywood Media's syndication businesses, (iii) have purchased live theater tickets, and (iv) publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $306,757 and $259,109 at June 30, 2004 and December 31, 2003, respectively.

         During 2001, Hollywood Media entered into an agreement with a third party whereby a certain portion of its accounts receivable was monetized. Hollywood Media receives an initial advance of 85% of the invoice amount, with the remaining 15%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At June 30, 2004 and December 31, 2003, included in "accrued expenses and other" in the accompanying condensed consolidated balance sheets is a liability of $0 and $196,057, respectively, which was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party. In April 2004, Hollywood Media terminated the agreement.

         Recent Accounting Pronouncements

         In March 2004, FASB issued its Exposure Draft, Share Based Payment, which is a proposed amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation. The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be recognized as compensation expense. The expense of the award would generally be measured at the fair value at the grant date. Currently, the final standard is expected to be issued in late 2004 and adoption will be required in 2005. If the provisions of this exposure draft become required, it may have an impact on the Company's condensed consolidated financial statements.

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

(5)      ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:

         On January 14, 2002, Fountainhead Media Services ("FMS") acquired a 20% equity interest in a subsidiary that owns Baseline, Inc., a wholly owned subsidiary of Hollywood Media. Consideration consisted of a $2 million promissory note payable to Hollywood Media and the contribution by Fountainhead Media of its FilmTracker database, intellectual property rights, all existing contracts and content management system with a stated value of $2 million. The Baseline service was integrated with FilmTracker's content management system and interface. On January 7, 2004, Hollywood Media exchanged the promissory note for the 20% equity interest owned by Fountainhead, and Hollywood Media now owns 100% of a subsidiary that owns Baseline. In conjunction with the exchange of the promissory note, the liability of $719,250 on a put and call option obtained by FMS was relieved through earnings during the first quarter of 2004, and is included in other, net in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2004.

     On June 18, 2004, Hollywood Media acquired the assets of Front Row Marketing (FRM), a provider of opt-in emails of movie showtimes services for certain movie theater exhibitors in the United States. In exchange for the assets of Front Row Marketing, Hollywood Media issued $323,779 in Hollywood Media common stock, of which 15,243 shares have been escrowed for 90 days to cover potential price adjustment and indemnity by seller. Front Row Marketing will be integrated into Hollywood Media's AdSource business unit which is part of Hollywood Media's Data Business. Hollywood Media will detail the purchase accounting in subsequent periods as assets must be valued by a third party valuation expert which has not been performed as of the filing of this Form 10-Q.

(6)      DEBT:

Promissory Notes

         In connection with the Theatre Direct NY, Inc. ("TDI") acquisition on September 15, 2000, Hollywood Media signed two promissory notes payable to the former owner. The first was an interest bearing note payable with a face value of $500,000, principal payable monthly. The note bears interest at Citibank, N.A. prime plus 1% per annum. The second promissory note was a one-year non-interest bearing note with a face value of $250,000. An agreement was reached effective March 31, 2002 between Hollywood Media and the former owner of TDI that the remaining notes payable balance, plus interest, would be paid either in cash or in restricted common stock of Hollywood Media. A guaranty was granted to the former owner in connection with the sale of the former owner's shares obtained at acquisition. During the year ended December 31, 2003, the Company issued 262,000 shares valued at $353,700 to the former owner as payment for the outstanding principal and interest balance. In addition, 57,835 shares valued at $76,342 were issued to a third party as payment under the guaranty granted to the former owner. These obligations were satisfied in full during the first quarter of 2004, and there was no outstanding balance due at June 30, 2004.

CEO Commitment

         Under a commitment that expired on January 1, 2004, in the event that Hollywood Media required additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, committed to provide Hollywood Media, if required, with an amount not to exceed $3.5 million through January 1, 2004, if needed to enable Hollywood Media to meet its working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generated cash from financings, operational cash flow or proceeds from a sale of a division or subsidiary of Hollywood Media. Advances bore interest at the prime rate plus one percent. There was $600,000 principal amount outstanding under this commitment at December 31, 2003, of which $400,000, which was loaned by a wholly-owned limited liability corporation of Hollywood Media's Chairman and President, was collateralized by Broadway Ticketing inventory and $200,000 was unsecured. As of June 30, 2004 the balance of $200,000 under this commitment was unsecured.

May 2002 Convertible Debentures

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the

"Debentures") to a group of four institutional investors, including existing shareholders of Hollywood Media. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, at an original conversion price of $3.46 per share which was adjusted as described below. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible debentures if the debentures are still outstanding at maturity, subject to certain conditions. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in common stock or cash at the option of Hollywood Media. The investors also received fully vested detachable warrants (the "Warrants") to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. On May 22, 2003, an investor holding at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, had the exercise price of the warrants held by such investor decreased to $3.46 per share which equals the pre-adjustment conversion price of the Debentures. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As a result of the private placement discussed in Note 8, the conversion price of the Debentures upon issuance of $3.46 per share was reduced to $3.30 per share, and the exercise price of the warrants was reduced to $3.34 per share, after giving effect to a weighted average anti-dilution provision per the agreements. The investors had the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. No investor exercised its right to purchase. A total of $389,095 in debt issuance costs were incurred for the Debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the Warrants issued to the debenture holders). During the three and six months ended June 30, 2004, $32,425 and $64,850, respectively, were recognized as interest expense from the amortization of the debt issuance costs. As of June 30, 2004 and December 31, 2003, $1,417,054 and $1,672,371, respectively, of unamortized discount on the Debentures is reducing the face amount of Debentures and will be amortized to interest expense over the term of the Debentures. Interest expense of $263,840 and $549,677, respectively, consisting of stated interest plus discount amortization was recorded for the three and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2003, $192,425 and $371,810, respectively, was recorded as interest expense for the accretion of the discount.

         The warrants granted to these investors were recorded at a relative fair value of $1,608,422 using the Black Scholes option valuation model. The assumptions used to calculate the value of the warrants using Black Scholes are as follows: volatility of 83.7%, 5 year expected life, exercise priced $3.78 per share, a stock price of $3.27 per share and a risk free interest rate of 4%. The value of the beneficial conversion feature of the Debenture was $1,295,416. The value of the Warrants and the beneficial conversion feature are being amortized to interest expense over 3 years, using the effective interest method. The value of the Warrants and the beneficial conversion feature of the Debenture were recorded as a discount to the convertible debenture and included in additional paid-in capital. As a result of the reduction in the conversion price discussed above, during the quarter ended March 31, 2004, the Company recorded an additional discount of $294,360, which will be amortized over the remaining term of the Debentures. The value attributable to the increase was recorded as a discount to the convertible Debentures and included in additional paid-in capital.

CinemaSource Guaranty

         In 1999, Hollywood Media loaned approximately $1.7 million to the former owner ("borrower") of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000 and guaranteed payment of the note. In April 2003, Hollywood Media entered into an agreement with the holder of the note to satisfy Hollywood Media's obligations under its guaranty of the note. Pursuant to such agreement, Hollywood Media agreed to pay the holder an aggregate of $462,269 in nine monthly installments commencing April 2003. In July 2003, pursuant to an agreement with the holder, the Company had the right at its election, to pay the holder half of any monthly payment in restricted stock and during 2003, the Company issued 107,836 shares of common stock valued at $149,136 pursuant to such agreement. As a result, the Company recorded an additional expense of $89,215 for the market premium of the common stock payments, which expense charge was reversed in the fourth quarter 2003 as the Company determined to instead pay the holder in cash. The loan was repaid in full in the first quarter of 2004, and the outstanding balance of such loan at June 30, 2004 and December 31, 2003, was $0 and $138,152 respectively and is included in accrued expenses and other in the accompanying unaudited condensed consolidated balance sheets.

(7)      GOODWILL AND OTHER INTANGIBLE ASSETS:

         Effective January 1, 2002, Hollywood Media adopted SFAS No. 142, "Goodwill and other Intangible Assets." As prescribed by SFAS No. 142, the Company completed the transitional goodwill impairment test by the second quarter of 2002, which did not result in an impairment charge. Additionally Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date in 2002 and 2003. As of June 30, 2004, Hollywood Media is not aware of any events or changes in circumstance that would require it to evaluate goodwill for impairment prior to October 1, 2004.

(8)      COMMON STOCK:

         On January 20, 2004, Hollywood Media issued 32,697 shares of common stock valued at $78,641 to the holders of the Debentures for interest due for the period October 1, 2003 through December 31, 2003.

         On February 4, 2004, Hollywood Media issued 52,627 shares of common stock valued at $139,987 for payment of Hollywood Media's 401(k) employer match for calendar year 2003.

         On February 13, 2004, Hollywood Media issued 5,773,355 shares of common stock in a private placement valued at $16,396,327 to investors and warrants to purchase 1,443,339 shares of its common stock. Hollywood Media's net proceeds were $15,278,501 after deducting the placement agent's fee and expenses. In addition, Hollywood Media incurred $151,284 for legal, accounting and travel expenses associated with the offering. The warrants issued in the private placement have an exercise price of $2.84 per share of common stock and expire in February 2009. The warrants are callable by Hollywood Media after one year if the common stock of Hollywood Media trades at twice the exercise price for 20 trading days. In addition to the warrants issued to the investors, Hollywood

Media issued warrants to the placement agent having the same exercise price, which are exercisable to purchase up to 288,667 shares of common stock. In exchange for services related to the private placement, on May 28, 2004, Hollywood Media issued an option to purchase 35,211 shares of common stock for $50,000 to a third party consultant with a net value of $69,717.

         On April 16, 2004, Hollywood Media issued 12,500 shares of common stock valued at $35,500 for an exercise of a warrant by an investor in the February 13, 2004 private placement.

         On April 26, 2004, Hollywood Media issued 50,000 shares of common stock to an independent third party, pursuant to a consulting agreement providing an option to purchase the shares for $120,000, for services rendered in the 1st quarter of 2004.

         On April 26, 2004, Hollywood Media issued 24,398 shares of common stock valued at $77,786 to the holders of the Debentures for interest due for the period January 1, 2004 through March 31, 2004.

         On May 13, 2004, Hollywood Media issued 2,208 shares of common stock for an exercise of a warrant by an investor which was charged to consulting expense in prior periods.

         On June 18, 2004 Hollywood Media issued 91,463 shares of common stock, valued at $323,779, for the assets of Front Row Marketing.

         During the three and six months ended June 30, 2004, Hollywood Media recorded $27,847 and $159,938, respectively, in consulting expenses on stock options issued to third parties for services rendered.

         In July of 2003, pursuant to the employment agreements for both Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, Hollywood Media issued 250,000 shares of restricted common stock valued at $325,000 which is recognized quarterly as shares vest. During the quarter ended June 30, 2004, Hollywood Media amortized $82,500. As of June 30, 2004 there was no unamortized deferred compensation remaining.

 (9)     INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES:

         Investments in and advances to equity method investees consist of the following:

                                   JUNE 30      DECEMBER 31,
                                    2004           2003
                                  ---------     ------------
                                 (UNAUDITED)

         NetCo Partners (a)       $ 565,654      $ 169,180
         MovieTickets.com (b)        (4,975)        (4,975)
                                  ---------      ---------
                                  $ 560,679      $ 164,205
                                  =========      =========

         (a) NETCO PARTNERS

         Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy's Net Force. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings of Investees. The revenues, gross profit and net income of NetCo Partners for the six and three months ended June 30, 2004 and 2003 are presented below:


                        SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                               (UNAUDITED)                   (UNAUDITED)
                           2004           2003           2004           2003
                        ----------     ----------     ----------     ----------

Revenues                $1,437,631     $2,030,925     $1,423,631     $2,004,222
Gross Profit             1,230,574      1,737,956      1,219,619      1,728,795
Net Income               1,176,172      1,612,252      1,166,784      1,603,443

Hollywood Media's
share of net income        588,086        806,126        583,392        801,721

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

         As of June 30, 2004 and December 31, 2003, NetCo Partners had $1,471,110 and $850,731 respectively, of accounts receivable. Deferred revenues, consisting of cash advances received but not yet recognized as revenue, amounting to $201,565 as of June 30, 2004, compared to $569,333 at December 31, 2003. These accounts receivable and deferred revenue balances are not included in Hollywood Media's consolidated balance sheets.

         Through June 30, 2004, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $9.7 million, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

         (b) MOVIETICKETS.COM

         Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. ("AMC") and National Amusements, Inc. to form MovieTickets.com. In August 2000, MovieTickets.com entered into an agreement in which the joint venture sold a five percent interest in MovieTickets.com for $25 million of advertising over 5 years to Viacom Inc. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising on each participating exhibitor's movie screens. In March 2001, America Online Inc. ("AOL") purchased a non-interest bearing convertible preferred voting equity interest in MovieTickets.com for $8.5 million in cash, which converted into approximately 3% of the common stock of MovieTickets.com during 2004.

         Hollywood Media owns 26.2% of the equity in MovieTickets.com at June 30, 2004, and shares in 27.1% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.2% of MovieTickets.com income or loss as Equity in Earnings of Investees. Since the investment has been reduced to zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded income (losses) of $0 for the six and three months ended June 30, 2004, and 2003, in its investment in MovieTickets.com.

(10)     SEGMENT REPORTING:

         Hollywood Media's reportable segments are Broadway Ticketing, Data Business, Internet Ad Sales, Intellectual Properties, Cable TV, and Other. The Broadway Ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and consumers. The Data Business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), AdSource (which creates exhibitor paid directory ads for insertion in newspapers around the country) and Baseline/StudioSystems (a flat fee and pay-per-use subscription web site geared towards businesses and professionals in the feature film and television industry). The Internet Ad Sales segment sells advertising on Hollywood.com and Broadway.com and offers independent films to subscribers over the Internet. The Intellectual Properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. The Cable TV segment owns and operates two interactive cable TV networks, Totally Hollywood TV and Totally Broadway TV, that provide on-demand content and are distributed on certain cable TV systems. The Cable TV division is in the development stage and revenues since inception are minimal.

Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, interest, and nonrecurring gains and losses to budgeted amounts. There are no material intersegment sales or transfers.

         The following table illustrates financial information regarding Hollywood Media's reportable segments. Hollywood Media has included an additional segment "Cable TV", below, which was previously reported in "Other" in 2003.

                             SIX MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                           ----------------------------    ----------------------------
                                  (UNAUDITED)                      (UNAUDITED)

                                             RESTATED                         RESTATED
                               2004            2003            2004             2003
                           ------------    ------------    ------------    ------------
NET REVENUES:
Broadway Ticketing         $ 27,950,166    $ 25,523,288    $ 16,071,876    $ 14,003,040
Data Business                 3,289,528       3,496,233       1,626,730       1,747,120
Internet Ad Sales             1,531,976       1,229,137         759,469         736,685
Intellectual Properties       1,397,360       1,433,889         926,235         658,016
Cable TV                             --           1,320              --           1,320
                           ------------    ------------    ------------    ------------
                           $ 34,169,030    $ 31,683,867    $ 19,384,310    $ 17,146,181
                           ============    ============    ============    ============

OPERATING INCOME (LOSS):
Broadway Ticketing         $    942,054    $     72,802    $    411,454    $    106,334
Data Business                   578,039         335,315         411,702         189,029
Internet Ad Sales (a)        (1,078,833)     (1,503,279)       (422,413)       (699,326)
Intellectual Properties         470,071         770,260         334,538         353,382
Cable TV                       (437,614)       (432,830)       (208,691)       (219,946)
Other                        (3,658,537)     (3,320,205)     (1,848,139)     (1,607,302)
                           ------------    ------------    ------------    ------------
                           $ (3,184,820)   $ (4,077,937)   $ (1,321,549)   $ (1,877,829)
                           ============    ============    ============    ============


         SEGMENT ASSETS: (b)
                                         JUNE 30, 2004       DECEMBER 31, 2003
                                         -------------       -----------------
                                          (UNAUDITED)

         Broadway Ticketing               $12,201,332          $11,802,394
         Data Business                     18,021,771           18,042,947
         Internet Ad Sales                 23,962,215           23,713,984
         Intellectual Properties              659,674              863,644
         Cable TV                             301,238              362,149
         Other                             11,654,687            2,095,903
                                          -----------          -----------
                                          $66,800,917          $56,881,021
                                          ===========          ===========

         (a) Includes $38,807 in amortization of CBS advertising for the six and three months ended June 30, 2004 and, $506,729 and $316,706 for the six and three months ended June 30, 2003, respectively used to promote Hollywood.com and Broadway.com.

         (b) Goodwill was originally reported in the "Other" segment through March 31, 2004. It has been allocated as follows: $3,523,856 to Broadway Ticketing, $15,852,976 to Data Business, $21,512,572 and $21,188,793 as of June 30, 2004 and December 31, 2003 respectively, to Internet Ad Sales and $248,057 to Intellectual Properties.

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

         As previously reported, on April 29, 2003, the court in this action (the "Water Garden Lawsuit") entered a money judgment against hollywood.com, Inc. and Tribune Company, jointly and severally, in the amount of $988,549. On September 9, 2003, the court granted a motion to add certain litigation costs and attorneys fees to the judgment, such that the current principal amount of the judgment, including costs and attorneys fees, is $1,097,761. Interest accrues on the judgment at the rate of ten percent per annum until paid.

         The California Court of Appeal for the Second District affirmed the judgment in May 2004, and the California Supreme Court denied hollywood.com's and Tribune's petition for review on July 28, 2004. Hollywood.com, Inc. and Tribune plan to file a petition for rehearing by August 12, 2004. If the petition for rehearing to the California Supreme Court is not successful, then the judgment will become final. In that event, added to the amount of the judgment would be the plaintiff's attorneys' fees and costs incurred in opposing the appeal. It is not possible at this time to estimate the amount of such additional attorneys' fees and costs.

         In May 2003, hollywood.com Inc. and Tribune filed with the court, in connection with their Notice of Appeal, a Notice of Filing Undertaking for Stay of Enforcement of Judgment Pursuant to Appeal in order to stop enforcement of the judgment until resolution of the appeal (this filing included an appeal bond obtained by Tribune (the "Appeal Bond") issued by a surety company in the amount of $1,482,823, which was the amount of the bond required by law to stay enforcement of the judgment). Upon the adding of certain costs and attorneys fees to the judgment, the Appeal Bond was increased to $1,646,641 on November 14, 2003.

         In April 2003, Tribune and Hollywood Media agreed that Tribune would obtain the Appeal Bond in exchange for specified advance payments by Hollywood Media to Tribune as collateral to secure Hollywood Media's indemnification obligation to Tribune described above. The aggregate amount of the advance payments to Tribune through the date of this 10-Q Report is $1,075,000. The agreement allows Tribune the right to demand additional collateral, the form of which, cash or shares of Hollywood Media's common stock, to be determined by Hollywood Media in its discretion, in the approximate amount of the initial judgment. The advance payments and, if applicable, any other security, are to be returned to Hollywood Media if the appeal is successful (which would result in the bond no longer being required) or to the extent the payments ultimately exceed Hollywood Media's indemnification obligation to Tribune. Such payments made to Tribune may be used by Hollywood Media, in its discretion, to pay the judgment or a settlement in the Water Garden Lawsuit.

         The judgment in the Water Garden Lawsuit covers rent accruing through February 13, 2003, under a lease the facial termination date of which is December 31, 2003. If the appellate court's decision cannot be reversed, then, pursuant to a written stipulation between the parties to the Water Garden Lawsuit, the judgment will be modified to add rent accruing between February 13, 2003 and December 31, 2003, together with attorneys' fees and costs, subject to potential reduction for rent received by the landlord from subsequent tenants as provided in the stipulation agreement. It is not possible to determine the increase in the judgment under the stipulation until the judgment becomes final and is calculated pursuant to the stipulation.

         Recognizing that the ultimate outcome of this case is uncertain, Hollywood Media has accrued as of June 30, 2004, an amount which Hollywood Media believes is adequate to account for potential liability for this matter, and will continue to evaluate the matter as the litigation process proceeds. There can be no assurance that any further appeal efforts contemplated above will be successful.

         In a separate matter, in November 2002 there was an arbitration action commenced by a third party against Hollywood Media regarding a contract dispute involving claims against Tribune Company and the hollywood.com, Inc. subsidiary of Hollywood Media, which dispute was settled in October 2003. Under the settlement, Hollywood Media made a $200,000 payment in October 2003, and agreed to purchase certain advertising to advertise Hollywood Media's exhibition-related businesses in a trade publication at a cost of $14,167 per month, at prevailing rates, over a six-month period which commenced in December 2003. As of June 30, 2004, all payments have been made and there is $67,250 of advertising remaining under this agreement.

         In a separate matter, a lawsuit pertaining to an insertion order was filed against Hollywood Media in May 2003, seeking damages of $161,000 plus interest and costs. Hollywood Media has asserted substantive defenses in this litigation and does not believe any monies are owed and intends to defend this case vigorously. This proceeding including discovery procedures are continuing.

         In addition to the legal proceedings described above, Hollywood Media is from time to time a party to various other legal proceedings including matters arising in the ordinary course of business. Hollywood Media does not expect such other legal proceedings to have a material adverse impact on Hollywood Media's financial condition or results of operations, however, there can be no assurance that such other matters, if determined adversely, will not have a material adverse effect.

(12)     RECLASSIFICATION:

         Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation.

(13)     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
         FINANCING ACTIVITIES:

         For The Six Months Ended June 30, 2004:

     o 12,500 shares of Hollywood Media common stock were issued, valued at $35,500 were issued for an exercise of a warrant by an investor in the February 13, 2004 private placement.

     o 50,000 shares of Hollywood Media common stock were issued to an independent third party, pursuant to a consulting agreement providing an option to purchase the shares for $120,000, were issued for services rendered in the 1st quarter of 2004.

     o 2,208 shares of Hollywood Media common stock were issued pursuant to an exercise of a warrant by an investor, which had been previously valued under the Black-Scholes method and charged to consulting expense in previous periods.

     o 35,211 shares of common stock were issued to an independent third party for services rendered in conjunction with the handling of the private placement consummated in the 1st quarter of 2004 valued at $69,717.

     o 91,463 shares of Hollywood Media common stock were issued, valued at $323,779, for the assets of Front Row Marketing.

     o 52,627 shares of Hollywood Media common stock, valued at $139,987 were issued as payment of Hollywood Media's 401(k) employee match for calendar year 2003.

     o 57,095 shares of Hollywood Media common stock, valued at $156,427 for interest due to the holders of the debentures.

     o Options valued at $159,938 under Black Scholes, were granted for services rendered.

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

(14)     SUBSEQUENT EVENTS

         On July 1, 2004 Hollywood Media consummated its acquisition of Studio Systems, Inc., pursuant to a definitive purchase agreement. As a result of the acquisition, Studio Systems, Inc. became a subsidiary of Hollywood Media and its business will be integrated with Hollywood Media's Baseline/Filmtracker subsidiary now known as Baseline/StudioSystems. In closing the acquisition, Hollywood Media made cash payments aggregating $3,950,000 (of which $769,000 was paid as a deposit during the period and is recorded as "acquisition deposit" in the accompanying condensed consolidated balance sheet as of June 30, 2004), issued 73,249 shares of its common stock, and agreed to make 12 monthly payments of $42,500 each. A portion of the cash paid at closing was deposited in escrow to cover potential post-closing adjustments and indemnities. Hollywood Media funded the closing payments with cash on hand.

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

DATA SYNDICATION DIVISIONS

         Hollywood Media's Data Business is a provider of integrated database information and complementary data services to the entertainment and media industries. The Data Business consists of two divisions, the Source Business and Baseline/StudioSystems (formerly known as Baseline/FilmTracker).

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

         EventSource. Hollywood Media launched the EventSource business in 1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and shows, touring companies, community playhouses and dinner theaters throughout North America. The EventSource database contains detailed information for thousands of venues, and the EventSource services are monitored by individual city editors specializing in their respective markets. Hollywood Media believes that EventSource is the largest (based on market share), and the only national, compiler and syndicator of detailed information on community and cultural events in North America. EventSource's information is a content source for AOL's Digital City, as to which EventSource entered into an agreement in April 2000 to provide event listings for 200 cities nationwide. In addition to Digital City, other EventSource customers include The New York Times, Vindigo, Earthlink, VoltDelta and Cox Communications. Through annual and multi-year contracts, EventSource generates recurring revenues from licensing fees.

         AdSource. Hollywood Media launched AdSource during the first quarter of 2002 as yet another expansion of the CinemaSource operations. AdSource leverages the movie theater showtimes from the CinemaSource data collection systems and our relationships with various movie exhibitors, to provide mission critical data services to our movie-exhibitor customers. The services include: 1) movie showtimes directory advertising creation for insertion in newspapers around the country, 2) Turn-key weekly movie showtimes and loyalty promotional e-mail services to theatre patrons, and 3) Weekly in-theatre movie showtimes brochure creation and printing. In June 2004, AdSource acquired Front Row Marketing which is the industry leader in weekly showtime email data services to movie exhibitors. AdSource has more than 60 exhibitor customers including AMC Theatres, Consolidated Theatres, Pacific Theatres, Crown Theatres, Harkins Theatres, GKC Theatres, Jack Loeks Theatres, Krikorian Theatres, Wallace Theatres, Key Cinemas and Rave Motion Pictures.

         Baseline/StudioSystems ("Baseline"). Baseline is a comprehensive entertainment database, research service, and application service provider offering information to movie studios, production companies, movie and TV distributors, entertainment agents, managers, producers, screenwriters, news organizations, and financial analysts covering the entertainment industry. Baseline's film and television database contains over 14,000 celebrity biographies, credits for over 130,000 released feature films, television series, miniseries, TV movies and specials dating back nearly 100 years, over 15,000 film and television projects in every stage of development and production, over 1,900 movie reviews, box office grosses dating back nearly 20 years, revenue and cost estimates for over 5,000 released feature films, over 18,000 company rosters and representation/contact information for over 50,000 entertainment professionals. Baseline provides applications that allow entertainment professionals to streamline workflow, increase efficiency, and expand market awareness. Baseline offers its data and application modules on an annual subscription basis, syndicates data to a number of leading information aggregators and publications, and also provides data on a pay-per-use basis. Baseline's customer base includes the seven major U.S. movie studios, numerous production companies, law firms, investment banks, news agencies, magazines, advertising agencies, consulting firms and other professionals in the entertainment industry. Baseline/StudioSystem's customers include MGM, Disney, Sony, Fox, DreamWorks, Universal Studios, Paramount, Viacom, Bloomberg, People Magazine, Lexis-Nexis, Showtime, HBO, Viacom, the Directors Guild of America, Miramax Films, Warner Brothers and many more.

         In July 2004, Baseline's business and assets were substantially increased as a result of the closing of Hollywood Media's acquisition of Studio Systems, Inc., one of the leading entertainment industry database and information services providers. As a result of the acquisition, Studio Systems, Inc. became a subsidiary of Hollywood Media Corp. and its business is being integrated with Hollywood Media's Baseline/Filmtracker subsidiary. The combined business is now known as Baseline/StudioSystems.

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

TDI sells tickets directly to group buyers including travel agents and tour groups. TDI also manages a marketing cooperative that represents participating Broadway shows to the travel industry around the world. Recent Broadway shows marketed by this cooperative include Aida, Avenue Q, Beauty and the Beast, Bombay Dreams, Chicago, Dracula, Fame, 42nd Street, Hairspray, Little Shop of Horrors, Rent, The Lion King, The Phantom of the Opera and The Producers. In addition, TDI's education division, Broadway Classroom, markets group tickets along with educational programs to schools across the country.

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

INTERNET DIVISIONS

         Hollywood.com. Hollywood.com is a comprehensive destination for movie event and TV content and information. Hollywood.com generates revenue by selling advertising on its website. Hollywood.com features in-depth movie information, including movie descriptions and reviews, movie showtimes listings, entertainment news and an extensive multimedia library containing hundreds of hours of celebrity interviews, premier coverage and behind-the-scenes footage. Hollywood.com provides premier content and online ticketing services for movies creating a "one-stop destination" for movie information. Some of the largest advertisers who have advertised on Hollywood.com include Walt Disney Studios, New Line Cinema, Sony Studios, General Motors, Universal Studios, Visa, Colgate, HBO, A&E, British Airways, MGM, US Army, AT&T, Chase, Ford, Kodak, Fox and Warner Bros.

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

CABLE TV DIVISION

         Cable TV Network Initiatives. To further leverage our base of proprietary content, Hollywood Media launched two interactive cable television channels in 2002: "Totally Hollywood TV" and "Totally Broadway TV." Both cable channels utilize existing Hollywood Media content and are designed for distribution on digital tiers of cable TV systems. The cable TV channels complement Hollywood Media's existing business units. Totally Hollywood TV and Totally Broadway TV offer audiences interactive entertainment and information, with on-demand video content including premiers, movie previews, reviews, behind-the-scenes footage, interviews and more, as well as up-to-date showtimes for the latest movies and current Broadway shows. Totally Hollywood TV, which is in the process of changing its name to Hollywood.com Television, is pursuing a national roll-out strategy and is currently available on certain cable TV systems of Cablevision Systems Corporation, Cox Communications, Comcast, Media Com, and Insight Communications. Totally Broadway TV, which is in the process of changing its name to Broadway.com TV is distributed on Cablevision Systems' New York area systems. To date, only $1,320 has been generated from advertising on these cable networks in test with various advertisers, and Hollywood Media expects future revenue to be derived from ad sales as their subscriber distribution grows.

INTELLECTUAL PROPERTIES BUSINESS

         Book Development and Book Licensing. Our Intellectual Properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, typically with best-selling authors. Tekno Books has worked with more than 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 100 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin's Press (Holtzbrink of Germany), Warner Books (Time Warner) and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, New Line Cinema, CBS Television, DC Comics (Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 1,588 books that have been published. Another 3,370 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno's books have been finalists for, or winners of, more than 100 awards, including The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo
Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance). Tekno Books' current backlog and anticipated books for future publishing include more than 300 books under contract or in final negotiations, including more than 50 books by New York Times best-selling authors. We are expanding into one of the largest areas of publishing, which is romance fiction, and one of the fastest growing areas of publishing, which is the Christian book market. In January 2003, Tekno Books was engaged to create two new spin-off series based on the best-selling Left Behind series. The Chief Executive Officer and founder of Tekno Books, Dr. Martin H. Greenberg, is the owner of the remaining 49% interest in Tekno Books.

         Intellectual Properties. Our Intellectual Properties division also owns the exclusive rights to intellectual properties that are complete stories and ideas for stories, created by best-selling authors and media celebrities. Some examples of our intellectual properties are Issac Asimov's I-Bots, Anne McCaffrey's Acorna the Unicorn Girl, Leonard Nimoy's Primortals, and Mickey Spillane's Mike Danger. We license rights to our intellectual properties for use by licensees in developing projects in various media forms. We generally obtain the exclusive rights to the intellectual properties and the right to use the creator's name in the titles of the intellectual properties (e.g., Mickey Spillane's Mike Danger and Leonard Nimoy's Primortals).

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

MOVIETICKETS.COM, INC.

         MovieTickets.com is one of the two leading destinations for the purchase of movie tickets through the Internet; its principal competitor (other than some theaters that may conduct their own Internet ticket sales) is Fandango. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at participating theaters. The web site contains movie content from Hollywood Media's various divisions for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising, which includes ads on the "print-at-home" ticket. MovieTickets.com has been selected by AOL's Moviefone, MSN Network, Lycos Entertainment, Real Networks, and several other premier online destinations as the exclusive provider for online movie ticketing services.

         Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theater exhibitors. Hollywood Media currently owns 26.2% of the equity of MovieTickets.com, Inc. See "Equity in Earnings of Investees" below, for additional information about our equity interest in MovieTickets.com, Inc. MovieTickets.com, Inc. entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a 5% interest (now 4.1%) in MovieTickets.com, Inc. for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in most participating exhibitors' theaters. In March 2001, AOL purchased a non-interest bearing convertible preferred equity voting interest in MovieTickets.com, Inc. for $8.5 million in cash, which was convertible into common stock of MovieTickets.com, Inc. In connection with the 2001 transaction with AOL, MovieTickets.com's ticket inventory began to be promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone became available through MovieTickets.com. Through an agreement announced in August 2004 between MovieTickets.com and America Online's Moviefone, MovieTickets.com is assuming the ticketing agreements that Moviefone had with its movie theater exhibitors, bringing the number of exhibitors MovieTickets.com will directly ticket for to
32. The Moviefone exhibitor agreements assumed by MovieTickets.com include agreements with Clearview Cinemas, Landmark Theatres and Mann Theatres.

         Without taking into account the exhibitor agreements being assumed from Moviefone, MovieTickets.com, Inc.'s current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., Hoyts Cinemas, Marcus Theatres, Consolidated Theatres, Consolidated Theatres Hawaii, Crown Theatres, Krikorian Premiere Theatres, Metropolitan Theatres, Northeast Cinemas, Pacific Theatres, Rave Motion Pictures, Ritz Theatres and Spotlight Theatres. Sayville Theatres, Baederwood Movie Theatre Co., Bryn Mawr Movie Theatre Co., the Narberth Theatre, and Cinemagic Movies have recently joined MovieTickets.com. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada, and represent approximately 50% of the top 50 and top 100 grossing theaters in North America. Additionally, MovieTickets.com launched in the United Kingdom in July of 2003.

         The following discussion and analysis should be read in conjunction with Hollywood Media's Unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of Part I of this report.

RESULTS OF OPERATIONS

         The following table summarizes Hollywood Media's revenues, operating expenses and operating income (loss) by reportable segment for the six months ended June 30, 2004 ("Y2-04") and 2003 ("Y2-03"), and the three months ended June 30, 2004 ("Q2-04") and 2003 ("Q2-03") respectively:

                        BROADWAY         DATA         INTERNET       INTELLECTUAL       CABLE
                       TICKETING       BUSINESS       AD SALES       PROPERTIES(a)        TV            OTHER            TOTAL
                      -----------     ----------     -----------     -------------     ---------     -----------      ------------
Y2-04
Net Revenues          $27,950,166     $3,289,528     $ 1,531,976      $1,397,360       $      --     $        --      $ 34,169,030
Operating Expenses     27,008,112      2,711,489       2,610,809         927,289         437,614       3,658,537        37,353,850
                      -----------     ----------     -----------      ----------       ---------     -----------      ------------
Operating Income
(loss)                $   942,054     $  578,039     $(1,078,833)     $  470,071       $(437,614)    $(3,658,537)     $ (3,184,820)
                      ===========     ==========     ===========      ==========       =========     ===========      ============
% of Net Revenues              82%            10%              4%              4%             --              --               100%

Y2-03 (RESTATED)
Net Revenues          $25,523,288     $3,496,233     $ 1,229,137      $1,433,889       $   1,320     $        --      $ 31,683,867
Operating Expenses     25,450,486      3,160,918       2,732,416         663,629         434,150       3,320,205        35,761,804
                      -----------     ----------     -----------      ----------       ---------     -----------      ------------
Operating Income
(loss)                $    72,802     $  335,315     $(1,503,279)     $  770,260       $(432,830)    $(3,320,205)     $ (4,077,937)
                      ===========     ==========     ===========      ==========       =========     ===========      ============
% of Net Revenues              81%            11%              4%              4%             --              --               100%

                        BROADWAY         DATA         INTERNET       INTELLECTUAL       CABLE
                       TICKETING       BUSINESS       AD SALES       PROPERTIES(a)        TV           OTHER(a)          TOTAL
                      -----------     ----------     -----------     -------------     ---------     -----------      ------------
Q2-04
Net Revenues          $16,071,876     $1,626,730     $   759,469      $  926,235       $      --     $        --      $ 19,384,310
Operating Expenses     15,660,422      1,215,028       1,181,882         591,697         208,691       1,848,139        20,705,859
                      -----------     ----------     -----------      ----------       ---------     -----------      ------------
Operating Income
(loss)                $   411,454     $  411,702     $  (422,413)     $  334,538       $(208,691)    $(1,848,139)     $ (1,321,549)
                      ===========     ==========     ===========      ==========       =========     ===========      ============
% of Net Revenues              83%             8%              4%              5%             --              --               100%

Q2-03 (RESTATED)
Net Revenues          $14,003,040     $1,747,120     $   736,685      $  658,016       $   1,320     $        --      $ 17,146,181
Operating Expenses     13,896,706      1,558,091       1,436,011         304,634         221,266       1,607,302        19,024,010
                      -----------     ----------     -----------      ----------       ---------     -----------      ------------
Operating Income
(loss)                $   106,334     $  189,029     $  (699,326)     $  353,382       $(219,946)    $(1,607,302)     $ (1,877,829)
                      ===========     ==========     ===========      ==========       =========     ===========      ============
% of Net Revenues              82%            10%              4%              4%             --              --               100%

----------
a. Hollywood Media's 50% interest in NetCo Partners, which is accounted for under the equity method of accounting, is reported as equity in earnings of investees below "Operating income (loss)" on the condensed consolidated statement of operations.

COMPOSITION OF OUR SEGMENTS IS AS FOLLOWS:

     o BROADWAY TICKETING - Includes our TDI ticketing business as well as our Broadway.com online ticketing operations and ticket sales through 1-800-BROADWAY.

     o DATA BUSINESS - Includes our CinemaSource, EventSource, AdSource and Baseline/FilmTracker operations.

     o INTERNET AD SALES - Includes advertising sold on the web sites Hollywood.com, Broadway.com and Movietickets.com, and the AlwaysI subscription service which offers films to subscribers over the Internet. Hollywood Media earns a proprietary commission on monies collected for advertising sold on Movietickets.com's website.

     o INTELLECTUAL PROPERTIES - Includes our book development and book licensing operation through our 51% owned subsidiary Tekno Books. This segment does not include our 50% interest in NetCo Partners.

     o CABLE TV - Includes two interactive cable television channels, "Totally Hollywood TV" and "Totally Broadway TV".

NET REVENUES
         Total net revenues were $34,169,030 for Y2-04 as compared to $31,683,867 for Y2-03, an increase of $2,485,163 or 8% and $19,384,310 for Q2-04 as compared to $17,146,181 for Q2-03, an increase of $2,238,129 or 13%. The increase in revenue from Y2-03 to Y2-04 was primarily due to a 10% increase in Broadway Ticketing and a 25% increase in Internet Ad Sales, which was offset by a 3% decrease in Intellectual Properties and a 6% decrease in Data Business revenue. The increase in revenue from Q2-03 to Q2-04 was primarily due to a 15% increase in Broadway Ticketing, 41% increase in Intellectual Properties and a 3% increase in Internet Ad Sales which was offset by a 7% decrease in Data Business.
         Broadway Ticketing revenues were $27,950,166 and $25,523,288 for Y2-04 and Y2-03, respectively, an increase of $2,426,878 or 10% and $16,071,876 for Q2-04 compared to $14,003,040 for Q2-03, respectively, an increase of $2,068,836 or 15%. Broadway Ticketing revenues increased due to a 23% increase in individual ticket sales primarily on Broadway.com, which was partially offset by a 2% decrease in wholesale group ticket sales. Broadway Ticketing revenue is generated from the sale of live theater tickets for Broadway, off-Broadway and London based live theater performances and hotel packages through Broadway.com and the 1-800-BROADWAY telephone number, and to domestic and international travel professionals, traveling consumers, business organizations, schools and New York area theater patrons. Broadway Ticketing revenue is recognized on the date of performance of the show. The first quarter is generally seasonally slow in our Broadway Ticketing division due to a relatively low-level of tourism in New York City in that period. There was also unusually cold weather in New York in Q1-04 compared to the previous year, which management believes may have negatively impacted Broadway Ticketing revenues in Q1-04. Ticket sales collected in advance of the date of performance are recorded as deferred revenues on our balance sheet and recognized as income upon performance date.

         Data Business revenues (which includes our Source businesses [CinemaSource, EventSource and AdSource], and Baseline/FilmTracker which changed its name on July 1, 2004 to Baseline/StudioSystems to reflect our acquisition of Studio Systems, Inc.) were $3,289,528 for Y2-04 as compared to $3,496,233 for Y2-03, a decrease of $206,705 or 6% and $1,626,730 for Q2-04 as compared to $1,747,120 for Q2-03, a decrease of $120,390 or 7%. Although such revenues declined, the operating income for the Data Business increased $242,724 in Y2-04 over Y2-03, and $222,673 from Q2-03 to Q2-04 due in part to the cost adjustments referenced below. The decrease in Data Business revenues was attributable in large part to a decrease in Source Business revenue of $346,744 in Y2-04 as compared to Y2-03 and $178,730 in Q2-04 as compared to Q2-03 following a measured reduction in the level of event coverage in some smaller geographic markets. We determined that the collection of data in these smaller markets was not cost efficient and, in reducing these costs, there was a revenue decrease as most customers pay fees based on the total number of venues covered. The customer pipeline remains strong and the customer base is continuing to increase. Our Baseline business revenues increased $140,039 in Y2-04 as compared to Y2-03 and increased $58,340 in Q2-04 as compared to Q2-03 due to a high retainage of Baseline's current customers and continued expansion of Baseline's customer base. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to other media outlets and Internet companies including newspapers such as The New York Times and The Washington Post, Internet companies including AOL's Digital City, Yahoo!, MSN, and Lycos and wireless providers such as AT&T Wireless, Sprint PCS and Verizon. Revenue for AdSource is primarily generated by creating exhibitor paid directory ads for insertion in newspapers around the country. Baseline is a film and television database, licensing its data to businesses and professionals in the entertainment industry and generates revenues from the syndication of its data as well as subscription revenue.

         Internet Ad Sales revenue was $1,531,976 for Y2-04 as compared to $1,229,137 for Y2-03, an increase of $302,839 or 25%. The increase in revenues was attributable to an increase in national movie studio and other Internet advertising on Hollywood.com and commissions in connection with sales of advertising for Movietickets.com. Internet Ad Sales revenue was $759,469 and $736,685 for Q2-04 and Q2-03, respectively, an increase of $22,784 or 3%. The increase was minimal due to the launch of Phase I of the Hollywood.com redesign, which launched in June of 2004 and will undergo two more phases before year end. Internet Ad Sales revenue is primarily generated from the sale of sponsorships and banner advertisements on Hollywood.com and Broadway.com.

         Revenue from our Intellectual Properties division was $1,397,360 for Y2-04 as compared to $1,433,889 for Y2-03 a decrease of $36,529 or 3% and $926,235 and $658,016 for Q2-04 and Q2-03 respectively, an increase of $268,219 or 41%. The increase in revenues was attributable to the timing of the delivery of manuscripts resulting in more manuscripts delivered in Q2-04 as compared to Q2-03. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter to quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenue does not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which, Hollywood Media's share of the income (loss) is reported as equity in earnings of investees.

EQUITY IN EARNINGS OF INVESTEES

         Equity in earnings of investees consisted of the following:

                         Six Months Ended June 30,   Three Months Ended June 30,
                         -------------------------   ---------------------------
                             2004         2003              2004         2003
                           --------     --------          --------     --------
    NetCo Partners (a)     $588,086     $806,126          $583,392     $801,721
    MovieTickets.com (b)         --           --                --           --
                           --------     --------          --------     --------
                           $588,086     $806,126          $583,392     $801,721
                           ========     ========          ========     ========

         (a) NetCo Partners

         NetCo Partners owns Tom Clancy's NetForce and is primarily engaged in the development and licensing of Tom Clancy's NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media's 50% share of earnings was $583,392 for Q2-04 as compared to $801,721 for Q2-03, and $588,086 for Y2-04 as compared to $806,126 for Y2-03. Revenues vary quarter-to-quarter dependent on timing of deliveries of various manuscripts to the publisher although, notwithstanding the timing of manuscript deliveries, one NetForce book is typically published each year in North America.

         (b) MovieTickets.com

         Hollywood Media owned 26.2% of the total equity in MovieTickets.com, Inc. joint venture at June 30, 2004. Hollywood Media records its investment in MovieTickets.com, Inc. under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investees. Hollywood Media shares in 26.2% of the losses or income generated by the joint venture. Since the investment had been reduced to zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media had not guaranteed to fund future losses, if any, generated by MovieTickets.com. As a result, we have not recorded any share of the joint venture's results of operations in Y2-04 and Y2-03 related to our investment in MovieTickets.com. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising.

OPERATING EXPENSES

         COST OF REVENUE - TICKETING. Cost of revenue - ticketing was $24,152,323 for Y2-04 as compared to $22,495,773 for Y2-03 for an increase of $1,656,550 or 7%. The cost of revenue for Q2-04 was $14,200,783 compared to $12,457,051 for Q2-03 for an increase of $1,743,732 or 14%. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment. As a percentage of ticketing revenue, cost of revenue - ticketing was 86% and 88% for Y2-04 and Y2-03 and 88% and 89% for Q2-04 and

Q2-03 respectively. The reduction in cost of revenue as a percentage of ticketing revenue in Y2-04 compared to Y2-03 was due in part to a greater proportion of higher margin consumer ticket sales in Y2-04 and an increase in higher margin hotel packages sales.

         The reduction in cost of revenue as a percentage of ticketing revenue in Q2-04 compared to Q2-03 was due to sales of higher margin hotel packages in Q2-04 that did not exist in Q2-03.

         EDITORIAL, PRODUCTION, DEVELOPMENT AND TECHNOLOGY. Editorial, production, development and technology costs consist of payroll and related expenses for the editorial and production staff responsible for creating content and developing products for our Internet Ad Sales, Data Business, Intellectual Properties and Cable TV segments. Internet access and computer related expenses for the support and delivery of the Company's services and fees and royalties paid to authors and co-editors for the intellectual properties segments are also included. Editorial, production, development and technology costs for Y2-04 were $2,504,927 compared to $2,437,714 for Y2-03 for an increase of $67,213 or 3%. Q2-04 costs were $1,316,906 compared to $1,277,979 for Q2-03, an increase of $38,927 or 3%. As a percentage of revenues from our Internet Ad Sales, Data Business, Intellectual Properties and Cable TV segments, these costs were 40% for Y2-04 and Y2-03 and 40% and 41% for Q2-04 and Q2-03 respectively.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist of occupancy costs, production costs, human resources and administrative functions as well as professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as commission due to advertising, marketing, promotional, business development, public relations, and commission due to advertising agencies, ad rep firms and other parties) and salaries and benefits. Selling, general and administrative expenses for Y2-04 were $9,615,442 compared to $9,067,195 for Y2-03 for an increase of $548,247 or 6%. The increase is primarily due to an accrual for the Water Garden litigation along with an increase in advertising for Broadway.com offset partially by a decrease in accounting/legal expenses. The SG&A costs for Q2-04 were $4,637,129 compared to $4,357,757 for Q2-03, an increase of $279,372 or 6%. As a percentage of net revenues, selling, general and administrative expenses were 28% and 29% for Y2-04 and Y2-03 respectively and 24% and 25% for Q2-04 and Q2-03 respectively. The increase in Q2-04 as compared to Q2-03 is due primarily to an increase in advertising costs, accrual for the Water Garden litigation along with a slight increase in travel expense, all which were offset partially by a decrease in insurance and legal expenses (See Note 11 of Unaudited Condensed Consolidated Financial Statements).

         AMORTIZATION OF CBS ADVERTISING. Amortization of CBS advertising relating to our agreements with Viacom was $38,807 and $506,729 for Y2-04 and Y2-03 and $38,807 for Q2-04 compared to $316,706 for Q2-03. Under our agreement with Viacom, Hollywood Media issued shares of common stock and warrants in exchange for cash and CBS's advertising and promotional efforts over seven years across its full range of media properties. The fair value of the common stock and warrants issued to Viacom was recorded in the balance sheet as deferred advertising and amortized as the advertising was used each related contract year. As of June 30, 2004, the deferred advertising is zero.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, website development, leasehold improvements, capital leases and amortization of goodwill and intangibles. Depreciation and amortization expense was $1,042,351 for Y2-04 as compared to $1,254,393 for Y2-03 for a decrease of $212,042 or 17%.

Q2-04 depreciation and amortization expense was $512,234 compared to $614,517 for Q2-03, a decrease of $102,283 or 17%. The decrease was primarily attributable to certain tangible assets that became fully amortized during 2003.

         INTEREST, NET. Interest, net was $785,501 for Y2-04 as compared to $664,040 for Y2-03 and $367,546 for Q2-04, as compared to $323,672 for Q2-03.
The increase of $121,461 in interest, net in Y2-04 over Y2-03, was primarily attributable to interest charges and an increase in the amortization of the beneficial conversion feature related to the convertible debentures of $294,360 due to an anti-dilution provision in the Debentures. (See Note 6 of Unaudited Condensed Consolidated Financial statements).

         OTHER INCOME (EXPENSE), NET. Other, net was $727,673 for Y2-04 as compared to $8,894 for Y2-03 and $37,112 for Q2-04 as compared to $57,985 for Q2-03. The increase of $718,779 in other income (expense) for Y2-04 to Y2-03, net was primarily attributable to a gain recognized upon termination of a put-call option held by a former minority shareholder of Baseline. (See Note 5 of Unaudited Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004, we had cash and cash equivalents of $9,297,242 compared to cash and cash equivalents of $1,867,999 at December 31, 2003. Our net working capital surplus (current assets less current liabilities) at June 30, 2004 was $1,900,550 as compared to a working capital deficit of $6,490,321 at December 31, 2003. During the six months ended June 30, 2004, net cash used in operating activities was $5,695,317, which cash usage included $1,191,215 to purchase Broadway ticketing inventory to be held for sale during 2004 offset by $998,800 of deferred costs associated with Broadway ticket sales, payment of $1,478,848 on various outstanding payables and other current liabilities, and $225,000 expended for the Water Garden bond deposit; net cash provided by investing activities was $1,355,990; and net cash provided by financing activities was $14,480,550, comprised primarily of net proceeds resulting from the private placement of common stock during the first quarter of 2004 (see Note 8 to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q report). As a result of the above, cash and cash equivalents increased by $7,429,243 for the six months ended June 30, 2004. In comparison, during the six months ended June 30, 2003, net cash used in operating activities was $573,754, net cash used in investing activities was $249,550, and net cash used in financing activities was $1,234.

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

         In 2001, Hollywood Media entered into an agreement with a third party whereby we monetized a certain portion of our accounts receivable. Hollywood Media receives an initial advance of 85% of the invoice amount, with the remaining 15%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. As of June 30, 2004, there was no liability remaining since the agreement was terminated in April 2004.

         As of the date of this Form 10-Q report, we currently anticipate capital expenditures during the remainder of 2004 of approximately $300,000, for various systems and equipment upgrades (which expenditures do not include potential business acquisitions, and do not include costs being incurred (as described below) in connection with our review of internal controls and upgrading of information systems in preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls). At this time we are unable to accurately estimate the full amount of the costs that Hollywood Media will incur during 2004 in connection with preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, however, such costs are currently anticipated to include at least $250,000 for consulting expertise with such process. Additional costs will be incurred in connection with Section 404 compliance preparations but have not been quantified at this time.

CRITICAL ACCOUNTING POLICIES

         In response to the Security and Exchange Commission (SEC) Release Number 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and SEC Release Number 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For additional information on our significant accounting policies, including the critical accounting policies discussed below, see Note 4 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2003.

         Ticketing Revenue Recognition

         Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational facilities. Revenue recognition is deferred on ticket sales until performance has taken place. Ticket revenue and cost of revenue are recorded on a gross basis.

         Advertising Costs

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. In the first quarter of 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media was entitled to utilize a specified portion of this advertising each contract year. The deferred advertising is carried on Hollywood Media's balance sheet as a deferred asset and is being amortized over the contract period as the advertising is utilized. Advertising expense recorded related to CBS advertising for the six months ended June 30, 2004 and 2003 was $38,807 and $506,729 respectively. This is separately reported in the accompanying unaudited condensed consolidated statements of operations under the caption "Amortization of CBS Advertising."

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

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets acquired after June 30, 2001 were no longer subject to amortization. Goodwill and intangibles with indefinite lives acquired prior to June 30, 2001 ceased to be amortized beginning January 1, 2002. In addition, SFAS 142 changed the way we evaluated goodwill and intangibles for impairment. Beginning January 1, 2002, goodwill and certain intangibles are no longer amortized; however, they are subject to evaluation for impairment at least annually using a fair value based test. The fair value based test is a two-step test. The first step involved comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if and to the extent that the carrying value of goodwill exceeded the implied value.

         As prescribed by SFAS No. 142, Hollywood Media completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment charge. Additionally, Hollywood Media established that date in 2002 and 2003. As of June 30, 2004, Hollywood Media is not aware of any events or changes in circumstance that would require it to evaluate goodwill for impairment. Future charges in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media's goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill.

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

         As previously reported, on April 29, 2003, the court in this action (the "Water Garden Lawsuit") entered a money judgment against hollywood.com, Inc. and Tribune Company, jointly and severally, in the amount of $988,549. On September 9, 2003, the court granted a motion to add certain litigation costs and attorneys fees to the judgment, such that the current principal amount of the judgment, including costs and attorneys fees, is $1,097,761. Interest accrues on the judgment at the rate of ten percent per annum until paid.

         The California Court of Appeal for the Second District affirmed the judgment in May 2004, and the California Supreme Court denied hollywood.com's and Tribune's petition for review on July 28, 2004. Hollywood.com, Inc. and Tribune plan to file a petition for rehearing by August 12, 2004. If the petition for rehearing to the California Supreme Court is not successful, then the judgment will become final. In that event, added to the amount of the judgment would be the plaintiff's attorneys' fees and costs incurred in opposing the appeal. It is not possible at this time to estimate the amount of such additional attorneys' fees and costs.

         In May 2003, hollywood.com Inc. and Tribune filed with the court, in connection with their Notice of Appeal, a Notice of Filing Undertaking for Stay of Enforcement of Judgment Pursuant to Appeal in order to stop enforcement of the judgment until resolution of the appeal (this filing included an appeal bond obtained by Tribune (the "Appeal Bond") issued by a surety company in the amount of $1,482,823, which was the amount of the bond required by law to stay enforcement of the judgment). Upon the adding of certain costs and attorneys fees to the judgment, the Appeal Bond was increased to $1,646,641 on November 14, 2003.

         In April 2003, Tribune and Hollywood Media agreed that Tribune would obtain the Appeal Bond in exchange for specified advance payments by Hollywood Media to Tribune as collateral to secure Hollywood Media's indemnification obligation to Tribune described above. The aggregate amount of the advance payments to Tribune through the date of this 10-Q Report is $1,075,000. The agreement allows Tribune the right to demand additional collateral, the form of which, cash or shares of Hollywood Media's common stock, to be determined by Hollywood Media in its discretion, in the approximate amount of the initial judgment. The advance payments and, if applicable, any other security, are to be returned to Hollywood Media if the appeal is successful (which would result in the bond no longer being required) or to the extent the payments ultimately exceed Hollywood Media's indemnification obligation to Tribune. Such payments made to Tribune may be used by Hollywood Media, in its discretion, to pay the judgment or a settlement in the Water Garden Lawsuit.

         The judgment in the Water Garden Lawsuit covers rent accruing through February 13, 2003, under a lease the facial termination date of which is December 31, 2003. If the appellate court's decision cannot be reversed, then, pursuant to a written stipulation between the parties to the Water Garden Lawsuit, the judgment will be modified to add rent accruing between February 13, 2003 and December 31, 2003, together with attorneys' fees and costs, subject to potential reduction for rent received by the landlord from subsequent tenants as provided in the stipulation agreement. It is not possible to determine the increase in the judgment under the stipulation until the judgment becomes final and is calculated pursuant to the stipulation.

         Recognizing that the ultimate outcome of this case is uncertain, Hollywood Media has accrued on its books, as of June 30, 2004, an amount which Hollywood Media believes is adequate to account for potential liability for this matter, and will continue to evaluate the matter as the litigation process proceeds. There can be no assurance that any further appeal efforts contemplated above will be successful.

         In addition to the legal proceedings described above, Hollywood Media is from time to time a party to various other legal proceedings including matters arising in the ordinary course of business. Hollywood Media does not expect such other legal proceedings to have a material adverse impact on Hollywood Media's financial condition or results of operations, however, there can be no assurance that such other matters, if determined adversely, will not have a material adverse effect. Certain other legal proceedings involving Hollywood Media are described in Note 11 to the Condensed Consolidated Financial Statements included in this Form 10-Q Report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following securities were issued by Hollywood Media during the quarter ended June 30, 2004, in transactions that were not registered under the Securities Act of 1933.

         On April 16, 2004, Hollywood Media issued 12,500 shares of common stock valued at $35,500 upon exercise of a warrant by an investor in the February 13, 2004 private placement.

         On April 26, 2004, Hollywood Media issued 24,398 shares of common stock valued at $77,786 to the holders of the Debentures for interest due for the period January 1, 2004 through March 31, 2004.

         On May 13, 2004, Hollywood Media issued 2,208 shares of common stock upon the cashless exercise of a warrant.

         On May 28, 2004, Hollywood Media issued 35,211 shares of common stock valued at $69,717 in connection with compensation of a third party consulting firm for services rendered in the first quarter of 2004.

         On June 18, 2004 Hollywood Media issued 91,463 shares of common stock, valued at $323,779, in payment for the purchase of assets of the Front Row Marketing business.

         The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof and/or Regulation D thereunder, based upon investment representations to Hollywood Media relating thereto.

         Hollywood Media did not repurchase any shares of its common stock during the quarter ended June 30, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

                                                                          Incorporated by
Exhibit                           Description                             Reference From
-------                           -----------                             ---------------
  10.1   Asset Purchase Agreement dated as of June 15, 2004, by and between     (*)
         Merchant Internet Group, Inc., Showtimes.Com, Inc., and Hollywood
         Media Corp.
  10.2   Agreement and Plan of Merger dated as of June 14, 2004, by and         (*)
         among Studio Systems, Inc., Hollywood Media Corp., SSI Acquisition
         Sub, Inc. and SSI Investments LLC.
  10.3   Extension and Amendment Agreement dated as of May 31, 2004 between     (*)
         Hollywood Media Corp. and Mitchell Rubenstein.
  10.4   Extension and Amendment Agreement dated as of May 31, 2004 between     (*)
         Hollywood Media Corp. and Laurie S. Silvers.
  10.5   Extension and Amendment Agreement dated as of July 1, 2003 between     (*)
         Hollywood Media Corp. and Mitchell Rubenstein.
  10.6   Extension and Amendment Agreement dated as of July 1, 2003 between     (*)
         Hollywood Media Corp. and Laurie S. Silvers.
  31.1   Certification of Chief Executive Officer. (Section 302)                (*)
  31.2   Certification of Vice President of Finance and Accounting              (*)
         (Principal financial and accounting officer). (Section 302)
  32.1   Certification of Chief Executive Officer. (Section 906)                (*)
  32.2   Certification of Vice President of Finance and Accounting              (*)
         (Principal financial and accounting officer). (Section 906)

---------
* Filed as an exhibit to this Form 10-Q

         (b) Reports on Form 8-K:

         The following Current Reports on Form 8-K were filed by Hollywood Media during the quarter ended June 30, 2004:

         Form 8-K filed April 5, 2004: Item 5 of the Form 8-K reported that Hollywood Media's registration statement on Form S-3 filed on March 12, 2004, as amended, has been declared effective by the SEC; Item 12 of the Form 8-K reported that on March 30, 2004 we issued a press release announcing Hollywood Media's 2003 financial results, and a copy of the press release was included with the filing.

         Form 8-K filed May 19, 2004: Item 12 of the Form 8-K reported that on May 17, 2004 we issued a press release announcing Hollywood Media's financial results for the first quarter of fiscal 2004, and a copy of the press release was included with the filing.

         Form 8-K filed June 23, 2004: Item 5 of the Form 8-K reported that Hollywood Media signed a definitive agreement to acquire Studio Systems, Inc., including a summary of certain material terms of the transaction. A copy of Hollywood Media's press release announcing the agreement was filed as an exhibit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HOLLYWOOD MEDIA CORP.

Date:   August 11, 2004       By:  /s/ Mitchell Rubenstein
                                   ---------------------------------------------
                                   Mitchell Rubenstein, Chief Executive Officer
                                   (Principal executive officer)


Date:   August 11, 2004       By:  /s/ Scott Gomez
                                   ---------------------------------------------
                                   Scott Gomez, Vice President of Finance
                                   and Accounting
                                   (Principal accounting officer)