Form 10-Q
period 2004-09-30
HOLLYWOOD MEDIA CORP
filed 2004-11-15
CIK 912544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                           COMMISSION FILE NO. 0-22908

                              HOLLYWOOD MEDIA CORP.
                              ---------------------
             (Exact name of registrant as specified in its charter)

               FLORIDA                                     65-0385686
               -------                                     ----------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

    2255 GLADES ROAD, SUITE 221A
          BOCA RATON, FLORIDA                                 33431
          -------------------                                 -----
(Address of principal executive offices)                    (zip code)

                                 (561) 998-8000
                                 --------------
                         (Registrant's telephone number)

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

As of November 10, 2004, the number of shares outstanding of the issuer's common stock, $.01 par value, was 30,853,707.

                              HOLLYWOOD MEDIA CORP.

                                TABLE OF CONTENTS


                                                                              PAGE(S)

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of September 30, 2004
         (unaudited) and December 31, 2003 ..................................    3

         Condensed Consolidated Statements of Operations (unaudited) for the
         Nine and Three Months ended September 30, 2004 and 2003 (restated) .    4

         Condensed Consolidated Statement of Shareholders' Equity (unaudited)
         for the Nine Months ended September 30, 2004 .......................    5

         Condensed Consolidated Statements of Cash Flows (unaudited) for the
         Nine Months ended September 30, 2004 and 2003 (restated) ...........    6

         Notes to Condensed Consolidated Financial Statements (unaudited) ...   7-29

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......................  30-46

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK ..................................................   47

ITEM 4.  CONTROLS AND PROCEDURES ............................................  47-48


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ..................................................   49

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..........................   49

ITEM 5.  OTHER INFORMATION ..................................................   49

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...................................  50-51

Signatures ..................................................................   52


PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,      December 31,
                                                                                          2004             2003
                                                                                     -------------     -------------
                                                                                      (Unaudited)
                                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                       $   3,796,668     $   1,867,999
     Receivables, net                                                                    1,313,950         1,496,934
     Inventories, net                                                                    7,822,598         5,770,289
     Prepaid expenses                                                                    1,279,282           941,966
     Other receivables                                                                   1,114,564           654,141
     Other current assets                                                                  152,854            10,296
     Deferred advertising - CBS                                                               --              38,807
                                                                                     -------------     -------------
     Total current assets                                                               15,479,916        10,780,432

RESTRICTED CASH                                                                            782,500           850,000
ACQUISITION ESCROW                                                                         920,000              --
PROPERTY AND EQUIPMENT, net                                                              2,348,095         2,236,906
INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES                                     423,249           164,205
IDENTIFIABLE INTANGIBLE ASSETS, net                                                      1,379,798         1,603,985
GOODWILL                                                                                45,081,539        40,813,682
OTHER ASSETS                                                                               284,851           431,811
                                                                                     -------------     -------------
TOTAL ASSETS                                                                         $  66,699,948     $  56,881,021
                                                                                     =============     =============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                $   1,988,600     $   2,201,431
     Accrued expenses and other                                                          3,868,554         5,178,467
     Loan from shareholder/officer                                                         200,000           600,000
     Deferred revenue                                                                    9,436,149         9,063,317
     Current portion of capital lease obligations                                          198,971           227,538
                                                                                     -------------     -------------
     Total current liabilities                                                          15,692,274        17,270,753

CAPITAL LEASE OBLIGATIONS, less current portion                                            147,043           178,790
DEFERRED REVENUE, less current portion                                                     251,687           193,063
MINORITY INTEREST                                                                           40,131            21,895
OTHER DEFERRED LIABILITY                                                                   103,694           903,192
CONVERTIBLE DEBENTURES, NET                                                                763,708         4,027,629

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 539,127 shares authorized; none outstanding             --                --
     Common stock, $.01 par value, 100,000,000 shares authorized; 30,698,762 and 21,810,266 shares issued and outstanding at September 30, 2004 and
         December 31, 2003, respectively                                                   306,988           218,103
     Additional paid-in capital                                                        304,534,594       279,087,772
     Deferred compensation                                                              (2,600,000)         (162,500)
     Accumulated deficit                                                              (252,540,171)     (244,857,676)
                                                                                     -------------     -------------
     Total shareholders' equity                                                         49,701,411        34,285,699
                                                                                     -------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $  66,699,948     $  56,881,021
                                                                                     =============     =============

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Nine Months Ended September 30,  Three Months Ended September 30,
                                                       -------------------------------  --------------------------------
                                                            2004             2003             2004             2003
                                                        ------------     ------------     ------------     ------------
                                                                         (As Restated,                    (As Restated,
                                                                          See Note 2)                      See Note 2)
NET REVENUES:
    Ticketing                                           $ 39,604,332     $ 36,525,556     $ 11,654,166     $ 11,002,268
    Other                                                  9,667,525        9,084,221        3,448,661        2,923,642
                                                        ------------     ------------     ------------     ------------
        Total revenues                                    49,271,857       45,609,777       15,102,827       13,925,910


OPERATING EXPENSES:
        Cost of revenues - ticketing                      34,350,187       31,629,607       10,197,864        9,133,834
        Editorial, production, development and
          technology (exclusive of depreciation and
          amortization shown separately below)             3,868,219        3,758,000        1,363,292        1,320,286
        Selling, general and administrative               15,593,379       13,861,932        5,977,937        4,794,737
        Amortization of CBS advertising                       38,807          609,193             --            102,464
        Depreciation and amortization                      1,604,614        1,839,801          562,263          585,408
                                                        ------------     ------------     ------------     ------------

        Total operating expenses                          55,455,206       51,698,533       18,101,356       15,936,729

        Operating loss                                    (6,183,349)      (6,088,756)      (2,998,529)      (2,010,819)

EQUITY  IN EARNINGS (LOSSES) OF INVESTEES                    557,713        1,035,605          (30,373)         229,479

OTHER INCOME (EXPENSE):
    Interest, net                                         (2,548,460)      (1,037,003)      (1,762,959)        (372,963)
    Other, net                                               786,851         (108,165)          59,178         (117,059)
                                                        ------------     ------------     ------------     ------------

         Loss before minority interest                    (7,387,245)      (6,198,319)      (4,732,683)      (2,271,362)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES               (295,250)        (449,689)         (59,258)         (50,101)
                                                        ------------     ------------     ------------     ------------

         Net loss                                       $ (7,682,495)    $ (6,648,008)    $ (4,791,941)    $ (2,321,463)
                                                        ============     ============     ============     ============


Basic and diluted loss per common share                 $      (0.28)    $      (0.32)    $      (0.17)    $      (0.11)
                                                        ============     ============     ============     ============

Weighted average common and common equivalent shares
   outstanding - basic and diluted                        26,989,284       20,607,249       28,336,820       20,798,722
                                                        ============     ============     ============     ============

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                  (Unaudited)

                                                 Common Stock                                        Additional
                                        ----------------------------     Paid-in       Deferred      Accumulated
                                           Shares          Amount        Capital     Compensation       Deficit           Total
                                        -------------  -------------  -------------  -------------   -------------   -------------

Balance - December 31, 2003                21,810,266  $     218,103  $ 279,087,772  $    (162,500)  $(244,857,676)  $  34,285,699

Compensation expense on stock
 or stock options                                --             --          223,940           --              --           223,940

Acquisition costs paid with
 stock                                           --             --          158,000           --              --           158,000

Proceeds from issuance of shares
  to consultants                              285,211          2,852        667,148           --              --           670,000

Amortization of deferred compensation            --             --             --          162,500            --           162,500

Stock options exercised                        25,750            258         67,195           --              --            67,453

Warrants exercised                             14,708            147         35,353           --              --            35,500

Issuance of shares to employees                10,383            104         34,896           --              --            35,000

Issuance of restricted shares to
  officers                                    800,000          8,000      2,592,000     (2,600,000)           --              --

Issuance of stock for acquisitions            164,712          1,647        572,132           --              --           573,779

Issuance of stock for acquisition
  of intangible asset                          68,104            681        224,062           --              --           224,743

Beneficial conversion feature on
  convertible debentures                         --             --          707,070           --              --           707,070

401(k) employer match                          52,627            526        139,461           --              --           139,987

Issuance of shares for interest on
  convertible debentures                      152,661          1,526        341,209           --              --           342,735

Shares issued upon conversion of
  convertible debentures                    1,540,985         15,410      4,684,590           --              --         4,700,000

Private placement                           5,773,355         57,734     14,999,766           --              --        15,057,500

Net loss                                         --             --             --             --        (7,682,495)     (7,682,495)
                                        -------------  -------------  -------------  -------------   -------------   -------------
Balance - September 30, 2004               30,698,762  $     306,988  $ 304,534,594  $  (2,600,000)  $(252,540,171)  $  49,701,411
                                        =============  =============  =============  =============   =============   =============



      The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated financial statement.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Nine Months Ended September 30,
                                                                                                -----------------------------
                                                                                                    2004             2003
                                                                                                ------------     ------------
                                                                                                                 (As Restated,
                                                                                                                  see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                        $ (7,682,495)    $ (6,648,008)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                                             1,604,614        1,839,801
         Interest paid in stock                                                                      342,735          233,360
         Amortization of discount on convertible debentures                                        2,096,081          579,290
         Amortization of deferred financing costs                                                    165,599           97,272
         Equity in earnings of investee, net of return of invested capital                          (259,044)        (162,062)
         Compensation expense on stock options and warrants                                          223,940          304,649
         Compensation expense on employee stock issuances                                             35,000             --
         Amortization of deferred compensation                                                       162,500          121,429
         Provision for bad debts                                                                     184,408          178,950
         Amortization of CBS advertising                                                              38,807          609,193
         Minority interest in earnings of subsidiary, net of distribution to minority owners          18,236         (130,119)
         Amortization of put/call option                                                            (719,250)        (137,000)
         Changes in assets and liabilities:
           Receivables                                                                               567,056          346,366
           Inventories                                                                            (2,052,309)         273,758
           Prepaid expenses                                                                         (119,592)        (409,365)
           Other receivables                                                                        (427,479)        (420,402)
           Other current assets                                                                     (142,558)         197,384
           Restricted cash                                                                           450,000         (550,000)
           Other assets                                                                              (18,639)         174,318
           Accounts payable                                                                         (244,553)         746,815
           Accrued expenses and other                                                             (1,433,111)         700,321
           Deferred revenue                                                                         (287,967)          71,354
           Other deferred liability                                                                  (80,248)          47,159
                                                                                                ------------     ------------
             Net cash used in operating activities                                                (7,578,269)      (1,935,537)
                                                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures                                                                     (937,650)        (337,241)
           Acquisition of Studio Systems, net of cash acquired                                    (3,578,426)            --
           Acquisition escrow                                                                       (920,000)            --
           Intangible asset acquisition                                                             (100,000)            --
                                                                                                ------------     ------------
             Net cash used in investing activities                                                (5,536,076)        (337,241)
                                                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceed from (repayment of) shareholder/officer loan                                      (400,000)         700,000
          Proceeds from issuance of shares to consultants                                            670,000             --
          Net advances to third party                                                               (196,057)        (119,248)
          Employee stock option exercises                                                             67,453             --
          Proceeds from private placement warrant exercise                                            35,500             --
          Proceeds from issuance of common stock in private placement, net of issuance costs      15,057,500             --
          Payments under capital lease obligations                                                  (191,382)        (276,123)
          Payments under note payable                                                                   --             60,041
                                                                                                ------------     ------------
             Net cash provided by financing activities                                            15,043,014          364,670
                                                                                                ------------     ------------

             Net increase (decrease) in cash and cash equivalents                                  1,928,669       (1,908,108)

CASH AND CASH EQUIVALENTS, beginning of period                                                     1,867,999        2,342,238
                                                                                                ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                                        $  3,796,668     $    434,130
                                                                                                ============     ============

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
       Interest paid                                                                            $     39,538     $     93,912
                                                                                                ============     ============

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. ("Hollywood Media") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations or cash flows that may result for the remainder of 2004. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

(2)      RESTATEMENT:

         Following the recommendation of management and the concurrence of the Audit Committee of the Board of Directors, Hollywood Media made a determination to restate the previously filed unaudited condensed consolidated financial statements as of and for the nine and three months ended September 30, 2003, originally included in Form 10-Q. The restatement was made primarily to correct errors in the way Hollywood Media had previously accounted for Ticketing Business gift certificates and ticketing purchases and to make other adjustments set forth below which were identified by Hollywood Media's current auditors during the course of their audit of Hollywood Media's 2003 financial statements. The restated transactions are described in detail below and have been grouped under headings for convenience only.

         Revenue

         o Ticketing revenue has been increased by $94,434 or 0.3% in the restated condensed consolidated financial statements for the nine months ended September 30, 2003 as a result of an overstatement of the Broadway Ticketing gift certificate liability.

         o Ticketing revenue has been decreased by $49,503 or 0.4% in the restated condensed consolidated financial statements for the three months ended September 30, 2003 as a result of an understatement of the Broadway Ticketing gift certificate liability.

         Cost of Revenues - Ticketing

         o Cost of Revenues - Ticketing has been decreased by $82,708 or 0.3% in the restated condensed consolidated financial statements for the nine months ended September 30, 2003 as a result of an overstatement of Broadway Ticketing accounts payable.

         o Cost of Revenues - Ticketing has been increased by $189,671 or 2.1%, in the restated condensed consolidated financial statements for the three months ended September 30, 2003 as a result of an understatement of Broadway ticketing accounts payable.

         Equity in Earnings - Investments

         o Equity in Earnings - Investments has been increased by $237,875 or 29.8% for the nine months ended September 30, 2003 as a result of equity income improperly recognized.

         o Equity in Earnings - Investments has been increased by $237,875 or 2,833.1% for the three months ended September 30, 2003 as a result of equity income improperly recognized

         Weighted Average Shares Outstanding

         o The number of weighted average shares outstanding was decreased by 82,498 shares for the nine months ended September 30, 2003 to exclude unvested restricted shares.

         o The number of weighted average shares outstanding was decreased by 246,321 shares for the three months ended September 30, 2003 to exclude unvested restricted shares.

         The total effect of the errors was a decrease in the net loss for the nine months ended September 30, 2003 of $415,017, or $0.02 per share, and an increase in the net loss for the three months ended September 30, 2003 of $1,299, which did not affect loss per common share. The following unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2003 reconcile the restated amounts to the corresponding amounts, as previously reported. Additionally, the following statement of cash flows for the nine months ended September 30, 2003 reconciles the restated amounts to the previously reported amounts.




                                 HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  Nine Months Ended September 30, 2003
                                               (Unaudited)
-----------------------------------------------------------------------------------------------------------

                                                               As previously    Restatement
                                                                 reported       adjustments       Restated
                                                               ------------    ------------    ------------
NET REVENUES
Ticketing                                                      $ 36,431,122    $     94,434    $ 36,525,556
Other                                                             9,084,221            --         9,084,221
                                                               ------------    ------------    ------------
                                                               $ 45,515,343    $     94,434    $ 45,609,777


OPERATING EXPENSES

Cost of revenues - ticketing                                     31,712,315         (82,708)     31,629,607
Editorial, production, development and technology (exclusive
of depreciation and amortization shown separately below)          3,758,000            --         3,758,000
Selling, general and administrative                              13,861,932            --        13,861,932
Amortization of CBS advertising                                     609,193            --           609,193
Depreciation and amortization                                     1,839,801            --         1,839,801
                                                               ------------    ------------    ------------
Total operating expenses                                         51,781,241         (82,708)     51,698,533

Operating loss                                                   (6,265,898)        177,142      (6,088,756)

EQUITY IN EARNINGS OF INVESTEE                                      797,730         237,875       1,035,605

OTHER INCOME (EXPENSE):
Interest, net                                                    (1,037,003)           --        (1,037,003)
Other, net                                                         (108,165)           --          (108,165)
                                                               ------------    ------------    ------------

Loss before minority interest                                    (6,613,336)        415,017      (6,198,319)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARY                        (449,689)           --          (449,689)
                                                               ------------    ------------    ------------

Net loss                                                       $ (7,063,025)   $    415,017    $ (6,648,008)
                                                               ============    ============    ============

Basic and diluted loss per common share                        $      (0.34)   $       0.02    $      (0.32)
                                                               ============    ============    ============

Weighted average common and common equivalent shares
  outstanding - basic and diluted                                20,689,747         (82,498)     20,607,249
                                                               ============    ============    ============




                                  HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   Three Months Ended September 30, 2003
                                                (Unaudited)
-----------------------------------------------------------------------------------------------------------

                                                               As previously    Restatement
                                                                 reported       adjustments       Restated
                                                               ------------    ------------    ------------
NET REVENUES
Ticketing                                                      $ 11,051,771    $    (49,503)   $ 11,002,268
Other                                                             2,923,642            --         2,923,642
                                                               ------------    ------------    ------------
Total revenues                                                   13,975,413         (49,503)     13,925,910
                                                               ------------    ------------    ------------

OPERATING EXPENSES

Cost of revenues - ticketing                                      8,944,163         189,671       9,133,834
Editorial, production, development and technology (exclusive
of depreciation and amortization shown separately below)          1,320,286            --         1,320,286
Selling, general and administrative                               4,794,737            --         4,794,737
Amortization of CBS advertising                                     102,464            --           102,464
Depreciation and amortization                                       585,408            --           585,408
                                                               ------------    ------------    ------------
Total operating expenses                                         15,747,058         189,671      15,936,729
                                                               ------------    ------------    ------------

Operating loss                                                   (1,771,645)       (239,174)     (2,010,819)

EQUITY IN EARNINGS OF INVESTEE                                       (8,396)        237,875         229,479

OTHER INCOME (EXPENSE):
Interest, net                                                      (372,963)           --          (372,963)
Other, net                                                         (117,059)           --          (117,059)
                                                               ------------    ------------    ------------
Loss before minority interest                                    (2,270,063)         (1,299)     (2,271,362)


MINORITY INTEREST IN EARNINGS OF SUBSIDIARY                         (50,101)           --           (50,101)
                                                               ------------    ------------    ------------

Net loss                                                       $ (2,320,164)   $     (1,299)   $ (2,321,463)
                                                               ============    ============    ============

Basic and diluted loss per common share                        $      (0.11)   $       --      $      (0.11)
                                                               ============    ============    ============

Weighted average common and common equivalent shares
  outstanding - basic and diluted                                21,045,043        (246,321)     20,798,722
                                                               ============    ============    ============


                                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      Nine Months Ended September 30, 2003
                                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------

                                                                       As previously   Restatement
                                                                         reported      adjustments     Restated
                                                                        -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                $(7,063,025)   $   415,017    $(6,648,008)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                         1,839,801           --        1,839,801
    Interest paid in stock                                                  233,360           --          233,360
    Amortization of discount on convertible Debentures                      579,290           --          579,290
    Amortization of deferred financing costs                                 97,272           --           97,272
    Equity in earnings of investee, net of return of invested capital      (162,062)          --         (162,062)
    Issuance of compensatory stock, stock options and warrants for
     services rendered                                                      304,649           --          304,649
    Amortization of deferred compensation costs                             121,429           --          121,429
    Provision for bad debts                                                 178,950           --          178,950
   Amortization of CBS advertising                                          609,193           --          609,193
   Minority interest in earnings of subsidiary, net of distribution
    to minority owners                                                      107,756       (237,875)      (130,119)
   Amortization of put/call option                                         (137,000)          --         (137,000)
   Changes in assets and liabilities:
     Receivables                                                            346,366           --          346,366
     Inventories                                                            273,758           --          273,758
     Prepaid expenses                                                      (409,365)          --         (409,365)
     Other receivables                                                     (420,402)          --         (420,402)
     Other current assets                                                   197,384           --          197,384
     Restricted cash                                                       (550,000)          --         (550,000)
     Other assets                                                           174,318           --          174,318
     Accounts payable                                                       746,815           --          746,815
     Accrued expenses and other                                             783,029        (82,708)       700,321
     Deferred revenue                                                       165,788        (94,434)        71,354
     Other deferred liability                                                47,159           --           47,159
                                                                        -----------    -----------    -----------
       Net cash used in operating activities                             (1,935,537)          --       (1,935,537)
                                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                    (337,241)          --         (337,241)
                                                                        -----------    -----------    -----------
     Net cash used in investing activities
                                                                           (337,241)          --         (337,241)
                                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from shareholder/officer loan                                   700,000           --          700,000
   Net advances to third party                                             (119,248)          --         (119,248)
   Payments under capital lease obligations                                (276,123)          --         (276,123)
   Payments under note payable                                               60,041           --           60,041
                                                                        -----------    -----------    -----------
     Net cash provided (used in) by financing activities                    364,670           --          364,670
                                                                        -----------    -----------    -----------

     Net increase (decrease) in cash and cash equivalents                (1,908,108)          --       (1,908,108)

CASH AND CASH EQUIVALENTS, beginning of period                            2,342,238           --        2,342,238
                                                                        -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                $   434,130    $      --      $   434,130
                                                                        ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
    Interest paid                                                       $    93,912    $      --      $    93,912
                                                                        ===========    ===========    ===========

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

         In accordance with SFAS 123 and SFAS 148, the following table presents reported and adjusted information for the three and nine months ended September 30, 2004 and 2003 regarding net loss and net loss per share as if the Company had accounted for all of its employee stock options under the fair value method of SFAS 123:

                                                     Nine months ended               Three months ended
                                                  September 30, (unaudited)      September 30, (unaudited)
                                                ----------------------------    ----------------------------
                                                                  Restated                        Restated
                                                    2004            2003            2004            2003
                                                ------------    ------------    ------------    ------------

Reported net loss                               $ (7,682,495)   $ (6,648,008)   $ (4,791,941)   $ (2,321,463)
Stock-based employee compensation expense
 under the fair value method                      (1,180,639)     (1,845,609)       (270,226)       (700,430)
                                                ------------    ------------    ------------    ------------

Adjusted net loss                               $ (8,863,134)   $ (8,493,617)   $ (5,062,167)   $ (3,021,893)
                                                ============    ============    ============    ============

Reported net loss basic and diluted per share   $      (0.28)   $      (0.32)   $      (0.17)   $      (0.11)
                                                ============    ============    ============    ============

Adjusted net loss basic and diluted per share   $      (0.33)   $      (0.41)   $      (0.18)   $      (0.15)
                                                ============    ============    ============    ============

Number of ordinary shares used in computation
  basic and diluted                               26,989,284      20,607,249      28,336,820      20,798,722
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

(4)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Per Share Amounts

         Basic loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Restricted shares are not included in the basic calculation until vesting occurs. As of September 30, 2004, there were 800,000 unvested restricted shares, and as of September 30, 2003, there were 187,500 unvested restricted shares. There were 5,913,997 and 5,200,133 options and warrants to purchase common shares outstanding at September 30, 2004 and 2003, respectively, that could potentially dilute earnings per share in the future. In addition, the convertible Debentures (Note 6) are convertible into 312,500 shares of common stock at a conversion price of $3.20 per share as of September 30, 2004, and into 1,647,399 shares of common stock at a conversion price of $3.46 as of September 30, 2003. The potential shares underlying the unvested, restricted shares, options, warrants and convertible Debentures have been excluded from the weighted average number of common shares outstanding for the three and nine months ended September 30, 2004 and 2003 because they are antidilutive for all periods presented.

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

         Significant estimates and assumptions embodied in the accompanying unaudited condensed consolidated financial statements include the adequacy of allowances relating to accounts receivables and litigation matters and Hollywood Media's ability to realize the carrying value of goodwill, intangible assets, investments in less than majority owned companies, other long-lived assets and calculation of Hollywood Media's self-insurance group medical liability.

         Receivables

         Receivables consist of amounts due from customers who (i) have advertised on Hollywood Media's web sites, (ii) have licensed data from Hollywood Media's syndication businesses, (iii) have purchased live theater tickets, and (iv) are publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $440,839 and $259,109 at September 30, 2004 and December 31, 2003, respectively.

         During 2001, Hollywood Media entered into an agreement with a third party whereby a certain portion of its accounts receivable was monetized. Hollywood Media received an initial advance of 85% of the invoice amount, with the remaining 15%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At September 30, 2004 and December 31, 2003, included in "accrued expenses and other" in the accompanying condensed consolidated balance sheets is a liability of $0 and $196,057, respectively, which was recorded for advances that had been paid to Hollywood Media but remain payable by Hollywood Media's customers to the third party. In April 2004, Hollywood Media terminated the agreement.

         Recent Accounting Pronouncements

         In March 2004, the FASB issued its Exposure Draft, SHARE BASED PAYMENT, which is a proposed amendment to FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be recognized as compensation expense. The expense of the award would generally be measured at the fair value at the grant date. Currently, the final standard is expected to be issued in late 2004 and adoption will be required in 2005. If the provisions of this exposure draft become required, it may have an impact on the Company's condensed consolidated financial statements.

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

(5)      ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:

         FOUNTAINHEAD MEDIA SERVICES

         On January 14, 2002, Fountainhead Media Services ("FMS") acquired a 20% equity interest in a subsidiary that owns Baseline, Inc., a wholly owned subsidiary of Hollywood Media. Consideration consisted of a $2 million promissory note payable to Hollywood Media and the contribution by Fountainhead Media Services of its FilmTracker database, intellectual property rights, all existing contracts and content management system with a stated value of $2 million. The Baseline service was integrated with FilmTracker's content management system and interface. On January 7, 2004, Hollywood Media exchanged the promissory note for the 20% equity interest owned by Fountainhead, and Hollywood Media now owns 100% of the subsidiary that owns Baseline. In conjunction with the exchange of the promissory note, the negative fair value of $719,250 on a put and call option obtained by FMS was relieved through earnings during the first quarter of 2004, and is included in other, net in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2004.

         FRONT ROW MARKETING

         On June 18, 2004, Hollywood Media acquired the assets of Front Row Marketing ("FRM"), a provider of opt-in emails of movie showtimes services for certain movie theater exhibitors in the United States. In exchange for the assets of Front Row Marketing, which consisted primarily of customer contracts, Hollywood Media issued 91,463 shares in Hollywood Media common stock valued at $323,779. Front Row Marketing was integrated into Hollywood Media's ExhibitorAds business unit which is part of Hollywood Media's Data Business. The entire purchase price has been allocated to goodwill pending valuation by a third party expert, which has not been performed as of the filing of this Form 10-Q.

         STUDIO SYSTEMS, INC. ("SSI")

         On July 1, 2004, Hollywood Media consummated its acquisition by merger of 100% of the outstanding common stock of Studio Systems, Inc., one of the leading entertainment industry database and information service providers, pursuant to a definitive purchase agreement. As a result of the acquisition, Studio Systems, Inc. became a subsidiary of Hollywood Media and its business was integrated with Hollywood Media's Baseline/FilmTracker subsidiary now known as Baseline/StudioSystems. The aggregate purchase consideration was $5,014,027, including $153,625 of acquisition costs, of which $920,000 is being held in an escrow account pending the final working capital adjustment. The $920,000 is not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved beyond a reasonable doubt. As part of the consideration paid to the former owners of Studio Systems, Inc., Hollywood Media issued 73,249 shares of its common stock valued at $250,000, and agreed to make 12 monthly payments of $42,500 each. Hollywood Media funded the closing payments with cash on hand. In addition, as part of the consideration paid for the acquisition, Hollywood Media paid $150,000 to satisfy certain employment agreements for former SSI senior management. The results of operations of Studio Systems, Inc. have been included in Hollywood Media's third quarter 2004 results from the date of acquisition. In addition, pro forma disclosures are provided below.

         The following are the amounts assigned to the acquired assets and assumed liabilities at the acquisition date:

Purchase consideration                                              $ 5,014,027
Less cash in escrow                                                    (920,000)
                                                                    -----------
      Adjusted purchase consideration                               $ 4,094,027
                                                                    ===========
Cash acquired                                                       $   265,601
Accounts receivable                                                     568,480
Other current assets                                                     45,601
Property, plant and equipment, net                                      177,363
                                                                    -----------
      Total assets                                                  $ 1,057,045
                                                                    ===========
Current liabilities                                                 $  (142,653)
Other long-term liabilities                                            (764,442)
                                                                    -----------
      Total liabilities                                             $  (907,095)
                                                                    ===========
         Net assets                                                 $   149,950
                                                                    -----------
Excess  of the  purchase  consideration  over
   fair value of net assets acquired                                $ 3,944,077
                                                                    ===========

         The excess of the purchase price over the fair value of net assets acquired has been classified preliminarily in goodwill in the accompanying condensed consolidated balance sheet as of September 30, 2004. The allocation of purchase price is preliminary pending valuations and other determinations that are expected to be completed during 2004. The Company is obtaining valuations from third party experts and finalizing estimates related to taxes and certain restructuring liabilities.

         The results of operations of Studio Systems, Inc. have been included in the Company's results of operations since the date of acquisition (July 1, 2004). The following are the pro forma results for each applicable period assuming that the acquisition had occurred on the first day of each period presented:

                                          NINE MONTHS ENDED      THREE MONTHS ENDED
                                             SEPTEMBER 30,          SEPTEMBER 30,
                                    ----------------------------    ------------
                                        2004             2003            2003
                                    ------------    ------------    ------------

Net sales                           $ 50,627,984    $ 47,571,046    $ 14,566,206

Net loss                            $ (7,394,790)   $ (7,575,131)   $ (2,416,716)

Loss per share                      $      (0.27)   $      (0.37)   $      (0.12)

Weighted average common and
  common equivalent shares
  outstanding - basic and diluted     27,037,938      20,680,998      20,871,971

(6)      DEBT:

PROMISSORY NOTES

         In connection with the Theatre Direct NY, Inc. ("TDI") acquisition on September 15, 2000, Hollywood Media signed two promissory notes payable to the former owner. The first was an interest bearing note payable with a face value of $500,000, principal payable monthly. The note bears interest at Citibank, N.A. prime plus 1% per annum. The second promissory note was a one-year non-interest bearing note with a face value of $250,000. An agreement was reached effective March 31, 2002 between Hollywood Media and the former owner of TDI that the remaining notes payable balance, plus interest, would be paid either in cash or in restricted common stock of Hollywood Media. A guaranty was granted to the former owner in connection with the sale of the former owner's shares obtained at acquisition. During the year ended December 31, 2003, the Company issued 262,000 shares valued at $353,700 to the former owner as payment for the outstanding principal and interest balance. In addition, 57,835 shares valued at $76,342 were issued to a third party as payment under the guaranty granted to the former owner. These obligations were satisfied in full during the first quarter of 2004, and there was no outstanding balance due, or contingent obligation at September 30, 2004.

CEO COMMITMENT

         Under a commitment that expired on January 1, 2004, in the event that Hollywood Media required additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President committed to provide Hollywood Media, if required, with an amount not to exceed $3.5 million through January 1, 2004, if needed to enable Hollywood Media to meet its working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generated cash from financings, operational cash flow or proceeds from a sale of a division or subsidiary of Hollywood Media. Advances bore interest at the prime rate plus one percent. There was $600,000 principal amount outstanding under this commitment at December 31, 2003, of which $400,000 (which was loaned by a wholly-owned limited liability corporation of Hollywood Media's Chairman and President) was collateralized by Broadway Ticketing inventory, and $200,000 was unsecured. As of September 30, 2004, the balance of $200,000 under this commitment was unsecured. As of September 30, 2004 and December 31, 2003, Hollywood Media has accrued interest on this commitment of $3,052 and $16,682, respectively. In addition, interest expense for the three and nine months ended September 30, 2004 was $2,445 and $4,688, respectively, and $7,270 and $7,270 for the three and nine months ended September 30, 2003, respectively.

MAY 2002 CONVERTIBLE DEBENTURES

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of investors, upon payment of an aggregate $5.7 million cash investment from such investors. The Debentures are convertible at the option of the investors at any time through the maturity date into shares of common stock of Hollywood Media. Prior to conversion, the Debentures bore interest at 6% per annum, payable quarterly in cash or common stock. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share. The original conversion price of $3.46 per share has been adjusted and amended as described below. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible Debentures if the Debentures are still outstanding at maturity, subject to certain conditions. The investors also received fully vested detachable warrants (the "Warrants") to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. On May 22, 2003, an investor holding at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, had the exercise price of the warrants held by such investor decreased to $3.46 per share, which equals the pre-adjustment conversion price of the Debentures. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As a result of the private placement discussed in
Note 8, the conversion price of the Debentures upon issuance of $3.46 per share was reduced to $3.30 per share, and the exercise price of the warrants was reduced to $3.34 per share, after giving effect to a weighted average anti-dilution provision per the agreements. As a result of the reduction of the conversion price, additional beneficial conversion of $294,360 was recorded. The investors had the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. No investor exercised its right to purchase.

         During August and September of 2004, $4.7 million principal amount of the Debentures was converted into shares of Hollywood Media's common stock at a conversion price of $3.05 per share, including the $500,000 Debenture held by Mr. Rubenstein and Ms. Silvers. Prior to such conversions, the prevailing conversion price of the converted Debentures was reduced from $3.30 per share to $3.05 per share pursuant to Hollywood Media's negotiations and agreements with the converting investors for the purpose of facilitating such conversions. Following such conversions, the remaining $1.0 million Debenture still outstanding was amended to extend the maturity date to May 22, 2006 and to remove restrictive covenants, and the conversion price of this Debenture was reduced from $3.30 per share to $3.20 per share. As a result of the reduction in conversion price, additional beneficial conversion of $412,710 was recorded.

         As of September 30, 2004 and December 31, 2003, $236,292 and $1,672,371, respectively, of unamortized discount on the Debentures was reducing the face amount of

Debentures, and will be amortized to interest expense over the remaining term of the outstanding Debentures, which were not converted during the quarter.

         A total of $389,095 in deferred finance costs were incurred for the Debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the Warrants issued to the Debenture holders). During the three and nine months ended September 30, 2004, $100,749 and $165,599, respectively, were recognized as interest expense from the amortization of the debt issuance costs. For the three and nine months ended September 30, 2003, $32,424 and $97,272, respectively, were recorded as interest expense for the deferred financing costs.

         Interest expense of $1,546,404 and $2,096,081 was recorded for the three and nine months ended September 30, 2004, respectively, consisting of stated interest, discount amortization for the beneficial conversion feature for the reduction in conversion prices on the Debentures, and the original discounts. For the three and nine months ended September 20, 2003, $207,270 and $579,290, respectively, was recorded as interest expense for the accretion of the discount.

         The Warrants granted to these investors in May 2002 were recorded at a relative fair value of $1,608,422 using the Black Scholes option valuation model. The assumptions used to calculate the value of the warrants using Black Scholes were as follows: volatility of 83.7%, 5 year expected life, exercise priced $3.78 per share, a stock price of $3.27 per share and a risk free interest rate of 4%. The original beneficial conversion feature of the Debentures was valued at $1,295,416. The recorded values of the Warrants and the beneficial conversion feature are being amortized to interest expense over 3 years, using the effective interest method or sooner if converted prior to maturity. The value of the Warrants and the beneficial conversion feature of the Debentures were recorded as a discount to the convertible Debenture and included in additional paid-in capital.

CINEMASOURCE GUARANTY

         In 1999, Hollywood Media loaned approximately $1.7 million to the former owner ("borrower") of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000 and guaranteed payment of the note. In April 2003, Hollywood Media entered into an agreement with the holder of the note to satisfy Hollywood Media's obligations under its guaranty of the note. Pursuant to such agreement, Hollywood Media agreed to pay the holder an aggregate of $462,269 in nine monthly installments commencing April 2003. In July 2003, pursuant to an agreement with the holder, the Company had the right, at its election, to pay the holder half of any monthly payment in restricted stock and during 2003, the Company issued 107,836 shares of common stock valued at $149,136 pursuant to such agreement. As a result, the Company recorded an additional expense of $89,215 for the market premium of the common stock payments, which expense charge was reversed in the fourth quarter of 2003 as the Company determined to instead pay the holder in cash. The loan was repaid in full in the first quarter of 2004, and the outstanding balance of such loan at December 31, 2003 was $138,152, and is included in accrued expenses and other in the accompanying unaudited condensed consolidated balance sheet. Subsequent to this guaranty being paid in full, amounts were fully recovered from the borrower, and Hollywood Media recorded a credit to selling, general and administrative expenses of $302,859 during the quarter ended June 30, 2004.

(7)      GOODWILL AND OTHER INTANGIBLE ASSETS:

         Effective January 1, 2002, Hollywood Media adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." As prescribed by SFAS No. 142, the Company completed the transitional goodwill impairment test by the second quarter of 2002, which did not result in an impairment charge. Additionally Hollywood Media established October 1 of each year as its annual impairment test date and conducted required testing on that date in 2002 and 2003. As of September 30, 2004, Hollywood Media was not aware of any events or changes in circumstance that would require it to evaluate goodwill for impairment prior to October 1, 2004. As of November 15, 2004, Hollywood Media has begun its evaluation as of October 1, 2004, which will be completed during the quarter ending December 31, 2004.

(8)      COMMON STOCK:

         On January 20, 2004, Hollywood Media issued 32,697 shares of common stock valued at $78,641 to the holders of the Debentures for interest due for the period October 1, 2003 through December 31, 2003.

         On February 26, 2004, Hollywood Media issued 750 shares of common stock valued at $953, pursuant to an agreement with an employee for an exercise of an incentive stock option.

          On February 4, 2004, Hollywood Media issued 52,627 shares of common stock valued at $139,987 for payment of Hollywood Media's 401(k) employer match for calendar year 2003.

         On February 13, 2004, Hollywood Media sold 5,773,355 shares of common stock in a private placement valued at $16,396,327 to investors and warrants to purchase 1,443,339 shares of its common stock. Hollywood Media received proceeds of $15,278,501 after deducting the placement agent's fee and expenses. In addition, Hollywood Media incurred $151,284 for legal, accounting and travel expenses associated with the offering. The warrants issued in the private placement have an exercise price of $2.84 per share of common stock and expire in February 2009. The warrants are callable by Hollywood Media after one year if the common stock of Hollywood Media trades at twice the exercise price for 20 trading days. In addition to the warrants issued to the investors, Hollywood Media issued warrants to the placement agent having the same exercise price, which are exercisable to purchase up to 288,667 shares of common stock. In exchange for services related to the private placement, on May 28, 2004, Hollywood Media issued an option to purchase 35,211 shares of common stock for $50,000 to a third party consultant with a net value of $69,717.

         On April 16, 2004, Hollywood Media issued 12,500 shares of common stock valued at $35,500 for an exercise of a warrant by an investor in the February 13, 2004 private placement.

         On April 26, 2004, Hollywood Media issued 50,000 shares of common stock to an independent third party, pursuant to a consulting agreement providing an option to purchase the shares for $120,000, for services rendered in the 1st quarter of 2004 and recorded stock-based compensation expense of $70,500.

         On April 26, 2004, Hollywood Media issued 24,398 shares of common stock valued at $77,786 to the holders of the Debentures for interest due for the period January 1, 2004 through March 31, 2004.

         On May 13, 2004, Hollywood Media issued 2,208 shares of common stock for an exercise of a warrant by an investor, which was charged to consulting expense in prior periods.

         On June 18, 2004 Hollywood Media issued 91,463 shares of common stock, valued at $323,779, for the assets of Front Row Marketing.

         On July 1, 2004 Hollywood Media issued 73,249 shares of common stock, valued at $250,000, as partial consideration for the acquisition of Studio Systems, Inc., pursuant to a definitive purchase agreement (see Note 5).

         On July 7, 2004, Hollywood Media issued 23,597 shares of common stock valued at $77,786 to the holders of the Debentures for interest due for the period April 30, 2004 through June 30, 2004.

         On July 22, 2004, Hollywood Media issued 68,104 shares of common stock valued at $224,743, in connection with utilization of a third party's services to obtain certain intangible assets for the Broadway Ticketing division.

         On August 13, 2004, Hollywood Media issued 2,857 shares of common stock valued at $10,000, to an employee as additional compensation.

         On September 8, 2004, Hollywood Media issued 25,000 shares of common stock valued at $66,500, pursuant to an agreement with an employee for an exercise of an incentive stock option.

         On September 23, 2004, Hollywood Media issued 200,000 shares of common stock to an independent third party, pursuant to a consulting agreement providing an option to purchase the shares for $500,000, for services rendered in connection with a proposed accretive acquisition. This agreement included $158,000 of stock-based compensation, which is recorded as prepaid acquisition costs.

         On September 8, 2004, Hollywood Media issued 7,526 shares of common stock valued at $25,000, to an employee as additional compensation pursuant to an employment agreement.

         During the quarter, $4.7 million principal amount of the Debentures, was converted into shares of Hollywood Media's common stock at a conversion price of $3.05 per share, including the $500,000 Debenture held by Mr. Rubenstein and Ms. Silvers. In connection with these conversions, Hollywood Media issued 1,540,985 shares of common stock valued at $4,700,000. In addition, Hollywood Media issued 71,969 shares of common stock valued at $108,522 for accrued interest due on the Debentures for the period from July 1, 2004 through the conversion dates.

         In August 2004, pursuant to the extensions and amendments to employment agreements for each of Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, Hollywood Media issued 400,000 shares, or a total of 800,000 shares, of restricted common stock valued at $2,600,000 which is recognized quarterly as shares vest over a 4 year period beginning in October 2004. During the quarter ended September 30, 2004, Hollywood Media amortized $0. As of September 30, 2004 there was $2,600,000 of unamortized deferred compensation remaining.

(9)      INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES:

         Investments in and advances to equity method investees consist of the following:

                                          SEPTEMBER 30,       DECEMBER 31,
                                              2004               2003
                                           ----------          ---------
                                           (UNAUDITED)

         NetCo Partners (a)                $ 428,224           $ 169,180
         MovieTickets.com (b)                 (4,975)             (4,975)
                                           ---------           ---------
                                           $ 423,249           $ 164,205
                                           =========           =========

         (a) NETCO PARTNERS

         Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the development and licensing of TOM CLANCY'S NET FORCE. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings of Investees. The revenues, gross profit and net income of NetCo Partners for the nine and three months ended September 30, 2004 and 2003 are presented below:


                                 NINE MONTHS ENDED         THREE MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,
                                   (UNAUDITED)                (UNAUDITED)
                                          (RESTATED)                  (RESTATED)
                                2004         2003         2004           2003
                             ----------   ----------   ----------    ----------
Revenues                     $1,437,631   $2,544,941   $     --      $  514,016
Gross Profit                  1,230,574    2,197,268         --         459,311
Net Income (loss)             1,115,426    2,071,210      (60,746)      458,959

Hollywood Media's
share of net income (loss)   $  557,713   $1,035,605   $  (30,373)   $  229,479


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

         Summary balance sheet data for NetCo Partners is provided below:

                                                          SEPTEMBER 30,          DECEMBER 31,
                                                               2004                  2003
                                                        ---------------        ---------------
                                                           (UNAUDITED)

         Accounts receivable (net of allowance)         $       755,558        $       512,871
         Total assets                                           907,401                729,279


         Deferred revenues                                      203,765                569,333
         Total liabilities                                      663,507              1,003,471

         Partners' capital                              $       243,894        $      (274,192)


         Through September 30, 2004, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $9.8 million, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

         (b)      MOVIETICKETS.COM

         Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. ("AMC") and National Amusements, Inc. to form MovieTickets.com. In August 2000, MovieTickets.com entered into an agreement in which the joint venture sold a five percent interest in MovieTickets.com for $25 million of advertising over 5 years to Viacom Inc. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising on each participating exhibitor's movie screens. In March 2001, America Online Inc. ("AOL") purchased a non-interest bearing convertible preferred voting equity interest in MovieTickets.com for $8.5 million in cash, which was converted into approximately 3% of the common stock of MovieTickets.com during 2004.

         Hollywood Media owns 26.2% of the equity in MovieTickets.com at September 30, 2004, and shares in 26.2% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.2% of MovieTickets.com income or loss as Equity in Earnings of Investees. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media has recorded no income (losses) on its investment in MovieTickets.com for the nine and three months ended September 30, 2004, and 2003, has received no distributions, and has not made any capital contributions or advances.

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

         The Data Business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), ExhibitorAds (which creates exhibitor paid directory ads for insertion in newspapers around the country) and Baseline/StudioSystems (a data licensing, and flat fee and pay-per-use subscription web site geared toward businesses and professionals in the feature film and television industries).

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

         The Cable TV segment owns and operates two interactive cable TV networks, Hollywood.com Television and Broadway.com Television, that provide on-demand content and are distributed on certain cable TV systems. The Cable TV division is in the development stage and, as a result, revenues since inception are minimal.

         The Other segment is comprised of Company-wide expenses such as insurance, accounting, centralized information technology, and consulting fees relating to compliance for Sarbanes-Oxley.

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

                                 NINE MONTHS ENDED             THREE MONTHS ENDED
                                   SEPTEMBER 30,                  SEPTEMBER 30,
                           ----------------------------    ----------------------------
                                    (UNAUDITED)                    (UNAUDITED)

                                             RESTATED                         RESTATED
                               2004            2003            2004            2003
                           ------------    ------------    ------------    ------------
NET REVENUES:
Broadway Ticketing         $ 39,604,332    $ 36,525,556    $ 11,654,166    $ 11,002,268
Data Business                 5,669,060       5,227,476       2,379,532       1,731,244

Internet Ad Sales             2,046,835       1,923,737         514,859         694,599
Intellectual Properties       1,951,630       1,930,008         554,270         496,119
Cable TV                           --             3,000            --             1,680
                           ------------    ------------    ------------    ------------
                           $ 49,271,857    $ 45,609,777    $ 15,102,827    $ 13,925,910
                           ============    ============    ============    ============

OPERATING INCOME (LOSS):
Broadway Ticketing         $  1,054,541    $    558,005    $    112,487    $    485,202
Data Business                   835,648         501,510         257,609         166,196
Internet Ad Sales (a)        (1,834,439)     (2,186,869)       (755,606)       (683,591)
Intellectual Properties         586,094         881,625         116,023         111,364
Cable TV                       (665,819)       (675,650)       (228,205)       (242,820)
Other                        (6,159,374)     (5,167,377)     (2,500,837)     (1,847,170)
                           ------------    ------------    ------------    ------------
                           $ (6,183,349)   $ (6,088,756)   $ (2,998,529)   $ (2,010,819)
                           ============    ============    ============    ============

         SEGMENT ASSETS: (b)

                               SEPTEMBER 30, 2004  DECEMBER 31, 2003
                               ------------------  -----------------
                                   (UNAUDITED)

         Broadway Ticketing        $14,503,265       $11,802,394
         Data Business              22,782,366        18,042,947
         Internet Ad Sales          23,384,804        23,713,984
         Intellectual Properties       659,100           863,644
         Cable TV                      203,311           362,149
         Other                       5,167,102         2,095,903
                                   -----------       -----------
                                   $66,699,948       $56,881,021
                                   ===========       ===========

(a) Includes $0 and $38,807, in amortization of CBS advertising for the three and nine months ended September 30, 2004 respectively and, $102,464 and $609,193 the three and nine months ended September 30, 2003, respectively, used to promote Hollywood.com and Broadway.com.

(b) Goodwill was originally reported in the "Other" segment through March 31, 2004. It has been allocated as follows: $3,523,856 to Broadway Ticketing, $20,120,833 to Data Business, $21,188,793 to Internet Ad Sales and $248,057 to Intellectual Properties, as of September 30, 2004. The allocation as of December 31, 2003 was the same, except for Data Business, which had a goodwill allocation of $15,852,976. The September 30, 2004 increase in the Data Business goodwill allocation was due to the July 1, 2004 acquisition of SSI

         ($4,864,078) and the July acquisition of Front Row Marketing ($323,779), as described in Note 5.

(11)     COMMITMENTS AND CONTINGENCIES:

         Litigation -

         WATER GARDEN COMPANY LLC, AS PLAINTIFF, V. HOLLYWOOD MEDIA CORP., A FLORIDA CORPORATION; HOLLYWOOD.COM, INC., A CALIFORNIA CORPORATION (AND SUBSIDIARY OF HOLLYWOOD MEDIA CORP.); AND THE TRIBUNE COMPANY (AS SUCCESSOR IN INTEREST TO THE TIMES MIRROR COMPANY), AS DEFENDANTS; filed July 16, 2001 in the Superior Court of the State of California for the County of Los Angeles. Water Garden Company LLC filed suit against Hollywood Media, its subsidiary, hollywood.com, Inc., and The Tribune Company ("Tribune"), among others, claiming damages as a result of alleged defaults by hollywood.com, Inc. under a lease for office space entered into by hollywood.com, Inc., as lessee, and Water Garden Company LLC ("Water Garden"), as lessor. The stated lease term was from January 1999 through December 2003. Tribune guaranteed hollywood.com, Inc.'s lease obligations. Hollywood Media has certain contractual indemnification obligations to Tribune relating to Tribune's guaranty of the lease. The claims against Hollywood Media, but not hollywood.com, Inc., were dismissed. As indicated below, this litigation was settled in November 2004 and upon payment as agreed, all claims against hollywood.com, Inc. have been satisfied and there are no remaining obligations of Hollywood Media or hollywood.com, Inc.

         As previously reported, on April 29, 2003, the court in this action (the "Water Garden Lawsuit") entered a money judgment against hollywood.com, Inc. and Tribune, jointly and severally, in the amount of $998,549 plus certain costs, fees and interest.

         The California Court of Appeal for the Second District affirmed the judgment in May 2004, and the California Supreme Court denied hollywood.com's and Tribune's petition for review on July 28, 2004. On or about August 30, 2004, hollywood.com, Inc. and Tribune satisfied the judgment as entered by payment of $1,244,832 to Water Garden, of which $750,000 was paid out of funds that Hollywood Media had previously deposited with Tribune pursuant to the appeal bond arrangements described below, and $494,832 was paid by Hollywood Media directly to Water Garden. Hollywood Media directly paid an additional sum of $52,972 in September 2004 to Water Garden with respect to its outstanding claims for additional costs and attorneys' fees, and received written notice from Water Garden that the judgment was fully satisfied. Hollywood Media has recorded provisions within selling, general and administrative expenses related to this litigation of $330,805 and $805,805 during the three and nine months ended September 30, 2004, respectively, and $0 during the three and nine months ended September 30, 2003.

         In May 2003, hollywood.com Inc. and Tribune filed with the court, in connection with their Notice of Appeal, a Notice of Filing Undertaking for Stay of Enforcement of Judgment Pursuant to Appeal in order to stop enforcement of the judgment until resolution of the appeal (this filing included an appeal bond obtained by Tribune (the "Appeal Bond") issued by a surety company. In April 2003, Tribune and Hollywood Media agreed that Tribune would obtain the Appeal Bond in exchange for specified advance payments by Hollywood Media to Tribune as collateral to secure Hollywood Media's indemnification obligation to Tribune described above. The aggregate amount of the advance payments to Tribune through the date of this 10-Q Report is $1,150,000, of which $750,000 has been paid to Water Garden to satisfy the judgment as described above. The balance of such advance payments held by Tribune is being used by Hollywood Media to pay the settlement in the Water Garden Lawsuit described below, and the balance that exceeds the settlement amount is to be returned to Hollywood Media.

         The judgment in the Water Garden Lawsuit covered rent accruing through February 13, 2003, under a lease the facial termination date of which was December 31, 2003. Pursuant to a written stipulation agreement between the parties to the Water Garden Lawsuit, as a result of the denial of hollywood.com, Inc.'s and Tribune's appeals, hollywood.com, Inc. and Tribune were also liable for rent accruing between February 13, 2003 and December 31, 2003, together with attorneys' fees and costs, subject to reduction for rent received by the landlord from subsequent tenants as provided in the stipulation agreement. The parties to the Water Garden Lawsuit have reached a settlement agreement to resolve Water Garden's outstanding claims under the written stipulation by payment of $358,000 to Water Garden from funds already deposited with Tribune, in return for full releases for hollywood.com, Inc., Hollywood Media and Tribune. Upon payment to Water Garden from the funds held by Tribune, which is expected to take place during November 2004, none of hollywood.com, Inc., Hollywood Media or Tribune has any outstanding liability with respect to this matter. Hollywood Media accrued $358,000 and $850,000 as of September 30, 2004 and December 31, 2003, respectively, as part of accrued expenses and other in the accompanying condensed consolidated balance sheets.

         In a separate matter, in November 2002 there was an arbitration action commenced by a third party against Hollywood Media regarding a contract dispute involving claims against Tribune Company and the hollywood.com, Inc. subsidiary of Hollywood Media, which dispute was settled in October 2003. Under the settlement, Hollywood Media made a $200,000 payment in October 2003, and agreed to purchase certain advertising to advertise Hollywood Media's exhibition-related businesses in a trade publication at a cost of $14,167 per month, at prevailing rates, over a six-month period which commenced in December 2003. As of September 30, 2004, all payments have been made and there is $60,750 of prepaid advertising remaining under this agreement.

         In a separate matter, a lawsuit pertaining to an advertising insertion order was filed against Hollywood Media in May 2003, seeking damages of $161,000 plus interest and costs. Hollywood Media and the plaintiff in this matter have reached an agreement in principle to settle this litigation whereby Hollywood Media will purchase $119,000 (at what the Company believes to be market rates) in advertising on plaintiff's various websites to promote Hollywood Media's various web properties over the period of December 1, 2004 through July 30, 2005, payable over 8 months.

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

(12)     RECLASSIFICATION:

         Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

(13)     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
         ACTIVITIES:

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:

         o 12,500 shares of Hollywood Media common stock were issued, valued at $35,500 for an exercise of a warrant by an investor in the February 13, 2004 private placement.

         o 50,000 shares of Hollywood Media common stock were issued to an independent third party, pursuant to a consulting agreement providing an option to purchase the shares for $120,000, were issued for services rendered in the 1st quarter of 2004. In connection with this option $70,500 was recorded to expense as stock based compensation.

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

         o 152,661 shares of Hollywood Media common stock, valued at $342,735 were issued for interest due to the holders of the Debentures.

         o An adjustment of the beneficial conversion feature of the Debentures in the amount of $707,070 was made pursuant to certain anti-dilution provisions.

         o 73,249 shares of Hollywood Media common stock, valued at $250,000, were issued for the acquisition of Studio Systems, Inc., pursuant to a definitive purchase agreement. As a result of the acquisition, Studio Systems, Inc. became a subsidiary of Hollywood Media and its business will be integrated with Hollywood Media's Baseline/FilmTracker subsidiary now known as Baseline/StudioSystems. The aggregate purchase price was approximately $5,014,027 of which $920,000 is being held in an escrow account pending the final working capital adjustment. The $920,000 is not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. The consideration was applied to the purchase of all common stock and common stock equivalents. In addition, Hollywood Media agreed to make 12 monthly payments of $42,500 each. Hollywood

                  Media funded the closing payments with cash on hand. In addition, Hollywood Media paid $150,000 to satisfy certain employment agreements for former SSI senior management.

         o 68,104 shares of Hollywood Media common stock valued at $224,743, were issued in connection with utilization of a third parties services to obtain certain intangible assets for the Broadway Ticketing division.

         o 200,000 shares of Hollywood Media common stock to an independent third party, pursuant to a consulting agreement providing an option to purchase the shares for $500,000, for services rendered in connection with a proposed accretive acquisition for the Broadway Ticketing division. This agreement included $158,000 of stock based compensation, which was recorded to prepaid acquisition costs.

         o During the quarter, $4.7 million principal amount of the Debentures was converted into shares of Hollywood Media's common stock at a conversion price of $3.05 per share. Prior to such conversions, the prevailing conversion price of the converted Debentures was reduced from $3.30 per share to $3.05 per share pursuant to Hollywood Media's negotiations and agreements with the converting investors for the purpose of facilitating such conversions. In connection with these conversions Hollywood Media issued 1,540,985 shares of common stock valued at $4,700,000. In addition, Hollywood Media issued 71,969 shares of common stock valued at $108,522.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Item 2, or elsewhere in this Form 10-Q, or that are otherwise made by us, or on our behalf, about our financial condition, results of operations and business constitute "forward-looking statements" within the meaning of federal securities laws. Hollywood Media Corp. ("Hollywood Media") cautions readers that certain important factors may affect Hollywood Media's actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, "forward-looking statements" are typically phrased using words such as "may," "will," "should," "expect," "plans," "believe," "anticipate," "intend," "could," "estimate," "pro forma" or "continue" or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media's results and the market price of our common stock include, but are not limited to:

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

         The Source Business comprises three related lines of business:
CinemaSource, EventSource and ExhibitorAds.

         CINEMASOURCE. CinemaSource is the largest supplier of movie showtimes as measured by market share. CinemaSource compiles movie showtimes data for approximately 40,000 movie screens throughout the United States, Canada, and the United Kingdom. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtimes listings to more than 250 newspapers, wireless companies, Internet sites, and other media outlets, including: The New York Times; wireless companies including Sprint PCS, AT&T Wireless, Cingular Wireless, Verizon and Vindigo; Internet companies including AOL's Moviefone and Digital City, MSN, Yahoo! and Lycos; and other media outlets. CinemaSource also syndicates entertainment news, movie reviews, and celebrity biographies. CinemaSource's data is displayed by its customers in local newspapers, on websites and through cell phone services, to provide moviegoers with information for finding and choosing movies, theaters and showtimes. CinemaSource collects a majority of these movie listings through electronic mediums such as real-time direct connections to many exhibitor point-of-sale systems, email and FTP files, and collects additional listings through traditional mediums such as faxes and phone calls. Through annual and multi-year contracts, CinemaSource generates recurring revenue from licensing fees paid by its customers.

         EVENTSOURCE. Hollywood Media launched the EventSource business in 1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and shows, touring companies, community playhouses and dinner theaters throughout North America. The EventSource database contains detailed information for thousands of venues, and the EventSource services are monitored by individual city editors specializing in their respective markets. Hollywood Media believes that EventSource is the largest (based on market share), and the only national, compiler and syndicator of detailed information on community and cultural events in North America. EventSource's information is a content source for AOL's Digital City. In addition, other EventSource customers include The New York Times, Vindigo, Earthlink, VoltDelta and Cox Communications. Through annual and multi-year contracts, EventSource generates recurring revenues from licensing fees.

         EXHIBITORADS. Hollywood Media launched ExhibitorAds during the first quarter of 2002 as yet another expansion of the CinemaSource operations. ExhibitorAds leverages the movie theater showtimes from the CinemaSource data collection systems and our relationships with various movie exhibitors, to provide mission critical data services to our movie-exhibitor customers. The services include: 1) movie showtimes directory advertising creation for insertion in newspapers around the country, 2) Turn-key weekly movie showtimes and loyalty promotional e-mail services to theatre patrons, 3) Weekly in-theatre movie showtimes brochure creation and printing, and 4) web site creation and hosting services for the movie exhibition industry. In June 2004, we acquired Front Row Marketing, which is the industry leader in weekly showtime email data services to movie exhibitors and which business has been integrated into our ExhibitorAds business unit. ExhibitorAds has more than 60 exhibitor customers including AMC Theatres, Consolidated Theatres, Pacific Theatres, Crown Theatres, Harkins Theatres, GKC Theatres, Jack Loeks Theatres, Krikorian Theatres, Wallace Theatres, Key Cinemas and Rave Motion Pictures.

         BASELINE/STUDIOSYSTEMS ("BASELINE"). Baseline is a comprehensive entertainment database, research service, and application service provider offering information to movie studios, production companies, movie and TV distributors, entertainment agents, managers, producers, screenwriters, news organizations, and financial analysts covering the entertainment industry. Baseline's film and television database contains over 14,000 celebrity biographies, credits for over 130,000 released feature films, television series, miniseries, TV movies and specials dating back nearly 100 years, over 15,000 film and television projects in every stage of development and production, over 1,900 movie reviews, box office grosses dating back nearly 20 years, revenue and cost estimates for over 5,000 released feature films, over 18,000 company rosters and representation/contact information for over 50,000 entertainment professionals. Baseline provides applications that allow entertainment professionals to streamline workflow, increase efficiency, and expand market awareness. Baseline offers its data and application modules on an annual subscription basis, syndicates data to a number of leading information aggregators and publications, and also provides data on a pay-per-use basis. Baseline's customer base includes the seven major U.S. movie studios, numerous production companies, law firms, investment banks, news agencies, magazines, advertising agencies, consulting firms and other professionals in the entertainment industry. Baseline/StudioSystem's customers include MGM, Disney, Sony, Fox, DreamWorks, Universal Studios, Paramount, Viacom, Bloomberg, People Magazine, Lexis-Nexis, Showtime, HBO, the Directors Guild of America, Miramax Films, Warner Brothers, NYU, UCLA, USC, Writers Guild of America and more.

         In July 2004, Baseline's business and assets were substantially increased as a result of the closing of Hollywood Media's acquisition of Studio Systems, Inc., one of our leading competitors in the entertainment industry database and information services provider business. As a result of the acquisition, Studio Systems, Inc. became a subsidiary of Hollywood Media Corp. and its business is being integrated with Hollywood Media's Baseline/FilmTracker subsidiary. The combined business is now known as Baseline/StudioSystems.

BROADWAY TICKETING DIVISION

         BROADWAY TICKETING: THEATRE DIRECT INTERNATIONAL ("TDI"); BROADWAY.COM AND 1-800-BROADWAY (COLLECTIVELY CALLED "BROADWAY TICKETING").

         TDI. We acquired TDI as of September 15, 2000. Founded in 1990, TDI is a live theater-ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, Off-Broadway, and in London's West

End. TDI sells tickets directly to group buyers including travel agents and tour groups. TDI also manages a marketing cooperative that represents participating Broadway shows to the travel industry around the world. Recent Broadway shows marketed by this cooperative include Aida, Avenue Q, Beauty and the Beast, Bombay Dreams, Chicago, Dracula, Fame, 42nd Street, Hairspray, Little Shop of Horrors, Rent, The Lion King, The Phantom of the Opera and The Producers. In addition, TDI's education division, Broadway Classroom, markets group tickets along with educational programs to schools across the country.

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

INTERNET DIVISIONS

         HOLLYWOOD.COM. Hollywood.com is a comprehensive website destination for movie event and TV content and information. Hollywood.com generates revenue by selling advertising on its website. Hollywood.com features in-depth movie information, including movie descriptions and reviews, movie showtime listings, entertainment news and an extensive multimedia library containing hundreds of hours of celebrity interviews, premier coverage and behind-the-scenes footage. Hollywood.com provides premier content and online ticketing services for movies creating a "one-stop destination" for movie information. Some of the largest advertisers who have advertised on Hollywood.com include Walt Disney Studios, New Line Cinema, Sony Studios, General Motors, Universal Studios, Visa, Colgate, HBO, A&E, British Airways, MGM, US Army, AT&T, Chase, Ford, Kodak, Fox and Warner Bros.

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

theater showtimes; the latest theater news; interviews with stage actors and playwrights; opening-night coverage; original theater reviews; and video excerpts from selected shows. Broadway.com also offers current box office results, show synopses, cast and crew credits and biographies, digitized show previews, digitized show tunes, and an in-depth Tony Awards(R) area. Broadway.com generates revenue from the sale of Broadway Theater tickets, packages of hotel rooms and theater tickets and advertising, with its principal business purpose being to generate ticket sales. In addition, this site was redesigned during 2004 and the redesigned site debuted in November 2004.

CABLE TV DIVISION

         CABLE TV NETWORK INITIATIVES. To further leverage our base of proprietary content, Hollywood Media launched two interactive cable television channels in 2002: "Hollywood.com Television" and "Broadway.com Television." Both cable channels utilize existing Hollywood Media content and are designed for distribution on digital tiers of cable TV systems. The cable TV channels complement Hollywood Media's existing business units. Hollywood.com Television and Broadway.com Television offer audiences interactive entertainment and information, with on-demand video content including premieres, movie previews, reviews, behind-the-scenes footage, interviews and more, as well as up-to-date showtimes for the latest movies and current Broadway shows. Hollywood.com Television, (formerly called Totally Hollywood TV), is pursuing a national roll-out strategy and is currently available on certain cable TV systems of Cablevision Systems Corporation, Cox Communications, Comcast, Media Com, and Insight Communications. Broadway.com Television, (formerly called Totally Broadway TV), is distributed on Cablevision Systems' New York area systems. To date, only $1,320 has been generated from advertising on these cable networks in tests with various advertisers, and Hollywood Media expects future revenue to be derived from ad sales as their subscriber distribution grows.

INTELLECTUAL PROPERTIES BUSINESS

         BOOK DEVELOPMENT AND BOOK LICENSING. Our Intellectual Properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, typically with best-selling authors. Tekno Books has worked with more than 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 100 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin's Press (Holtzbrink of Germany), Warner Books (Time Warner) and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, New Line Cinema, CBS Television, DC Comics (Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 1,640 books that have been published. Another 3,415 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno's books have been finalists for, or winners of, more than 100 awards, including The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance). Tekno Books' current backlog and anticipated books for future publishing include more than 300 books under contract or in final negotiations, including more than 50 books by New York Times best-selling authors. We are expanding into one of the largest areas of publishing, which is romance fiction, and one of the fastest growing areas of publishing, which is the Christian book market. In January 2003, Tekno Books was engaged to create two new spin-off series based on the best-selling LEFT BEHIND series. The Chief Executive Officer and founder of Tekno Books, Dr. Martin H. Greenberg, is the owner of the remaining 49% interest in Tekno Books.

         INTELLECTUAL PROPERTIES. Our Intellectual Properties division also owns the exclusive rights to intellectual properties that are complete stories and ideas for stories, created by best-selling authors and media celebrities. Some examples of our intellectual properties are ISAAC ASIMOV'S I-BOTS, ANNE MCCAFFREY'S ACORNA THE UNICORN GIRL, LEONARD NIMOY'S PRIMORTALS, and MICKEY SPILLANE'S MIKE DANGER. We license rights to our intellectual properties for use by licensees in developing projects in various media forms. We generally obtain the exclusive rights to the intellectual properties and the right to use the creator's name in the titles of the intellectual properties (e.g., MICKEY SPILLANE'S MIKE DANGER and LEONARD NIMOY'S PRIMORTALS).

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

MOVIETICKETS.COM, INC.

         MovieTickets.com is one of the two leading website destinations for the purchase of movie tickets through the Internet; its principal competitor (other than some theaters that may conduct their own Internet ticket sales) is Fandango. The MovieTickets.com web site allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The web site also features bar coded tickets that can be printed at home and presented directly to the ticket taker at participating theaters. The web site contains movie content from Hollywood Media's various divisions for all current and future release movies, movie reviews and synopses, digitized movie trailers and photos, and box office results. The web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising. MovieTickets.com has been selected by AOL, Moviefone, MSN Network, Lycos Entertainment, Real Networks, Earthlink, and several other premier online destinations as the exclusive provider for online movie ticketing services.

         Hollywood Media launched the MovieTickets.com web site in May 2000 with several major theater exhibitors. Hollywood Media currently owns 26.2% of the equity of MovieTickets.com, Inc. See "Equity in Earnings of Investees" below, for additional information about our equity interest in MovieTickets.com, Inc. MovieTickets.com, Inc. entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a 5% interest (now 4.1%) in MovieTickets.com, Inc. for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in most participating exhibitors' theaters. In March 2001, AOL purchased a non-interest bearing convertible preferred equity voting interest in MovieTickets.com, Inc. for $8.5 million in cash, which was convertible into common stock of MovieTickets.com, Inc. and which was converted in 2004. In connection with the 2001 transaction with AOL, MovieTickets.com's ticket inventory began to be promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone became available through MovieTickets.com. Through an agreement announced in August 2004 between MovieTickets.com and America Online's Moviefone, MovieTickets.com has assumed the ticketing agreements that Moviefone had with its movie theater exhibitors, bringing the number of exhibitors MovieTickets.com will directly ticket for to over 30. The Moviefone exhibitor agreements assumed by MovieTickets.com include agreements with Clearview Cinemas, Landmark Theatres and Mann Theatres.

         Without taking into account the exhibitor agreements being assumed from Moviefone, MovieTickets.com, Inc.'s current participating exhibitors include AMC Entertainment Inc., National Amusements, Inc., Famous Players Inc., Hoyts Cinemas, Marcus Theatres, Consolidated Theatres, Consolidated Theatres Hawaii, Crown Theatres, Krikorian Premiere Theatres, Metropolitan Theatres, Pacific Theatres, Rave Motion Pictures, Ritz Theatres, Spotlight Theatres, Sayville Theatres, Baederwood Movie Theatre Co., Bryn Mawr Movie Theatre Co., the Narberth Theatre, and Cinemagic Movies. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada, and represent approximately 50% of the top 50 and top 100 grossing theaters in North America. Additionally, MovieTickets.com launched in the United Kingdom in July of 2003.

         The following discussion and analysis should be read in conjunction with Hollywood Media's Unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of Part I of this report.

RESULTS OF OPERATIONS

         The following table summarizes Hollywood Media's revenues, operating expenses and operating income (loss) by reportable segment for the nine months ended September 30, 2004 ("Y3-04") and 2003 ("Y3-03"), and the three months ended September 30, 2004 ("Q3-04") and 2003 ("Q3-03"):




                            BROADWAY          DATA        INTERNET    INTELLECTUAL      CABLE
                            TICKETING       BUSINESS      AD SALES     PROPERTIES        TV            OTHER           TOTAL
                                              (a)                         (b)
                          ------------   ------------   ------------    ------------   ------------   ------------   ------------
Y3-04

Net Revenues              $ 39,604,332   $  5,669,060   $  2,046,835    $  1,951,630   $       --     $       --     $ 49,271,857
Operating Expenses          38,549,791      4,833,412      3,881,274       1,365,536        665,819      6,159,374     55,455,206
                          ------------   ------------   ------------    ------------   ------------   ------------   ------------
Operating Income (loss)   $  1,054,541   $    835,648   $ (1,834,439)   $    586,094   $   (665,819)  $ (6,159,374)  $ (6,183,349)
                          ============   ============   ============    ============   ============   ============   ============

% of Total Net Revenues             80%            12%             4%              4%          --             --              100%

Y3-03 (RESTATED)

Net Revenues              $ 36,525,556   $  5,227,476   $  1,923,737    $  1,930,008   $      3,000   $       --     $ 45,609,777
Operating Expenses          35,967,551      4,725,966      4,110,606       1,048,383        678,650      5,167,377   $ 51,698,533
                          ------------   ------------   ------------    ------------   ------------   ------------   ------------
Operating Income (loss)   $    558,005   $    501,510   $ (2,186,869)   $    881,625       (675,650)  $ (5,167,377)  $ (6,088,756)
                          ============   ============   ============    ============   ============   ============   ============

% of Total Net Revenues             80%            12%             4%              4%          --             --              100%


                            BROADWAY          DATA        INTERNET    INTELLECTUAL      CABLE
                            TICKETING       BUSINESS      AD SALES     PROPERTIES        TV            OTHER           TOTAL
                                              (a)                         (b)
                          ------------   ------------   ------------    ------------   ------------   ------------   ------------


Q3-04

Net Revenues              $ 11,654,166   $  2,379,532   $    514,859    $    554,270   $       --     $       --     $ 15,102,827
Operating Expenses          11,541,679      2,121,923      1,270,465         438,247        228,205      2,500,837     18,101,356
                          ------------   ------------   ------------    ------------   ------------   ------------   ------------
Operating Income (loss)   $    112,487   $    257,609   $   (755,606)   $    116,023   $   (228,205)  $ (2,500,837)  $ (2,998,529)
                          ============   ============   ============    ============   ============   ============   ============

% of Total Net Revenues             77%            16%             3%              4%          --             --              100%

Q3-03 (RESTATED)

Net Revenues              $ 11,002,268   $  1,731,244   $    694,599    $    496,119   $      1,680   $       --     $ 13,925,910
Operating Expenses          10,517,066      1,565,048      1,378,190         384,755        244,500      1,847,170     15,936,729
                          ------------   ------------   ------------    ------------   ------------   ------------   ------------
Operating Income (loss)   $    485,202   $    166,196   $   (683,591)   $    111,364   $   (242,820)  $ (1,847,170)  $ (2,010,819)
                          ============   ============   ============    ============   ============   ============   ============

% of Total Net Revenues             79%            12%             5%              4%          --             --              100%


a. Includes operating results for Studio Systems, Inc. which was acquired on July 1, 2004.

b. Hollywood Media's 50% interest in NetCo Partners, which is accounted for under the equity method of accounting, is reported as equity in earnings of investees below "Operating income (loss)" in the condensed consolidated statement of operations.


COMPOSITION OF OUR SEGMENTS IS AS FOLLOWS:

         o BROADWAY TICKETING - Includes our TDI ticketing business as well as our Broadway.com online ticketing operations and ticket sales through 1-800-BROADWAY.

         o DATA BUSINESS - Includes our CinemaSource, EventSource, ExhibitorAds and Baseline/StudioSystems operations.

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

         o CABLE TV - Includes two interactive cable television channels, "Hollywood.com Television" and "Broadway.com Television".

NET REVENUES

         Total net revenues were $49,271,857 for Y3-04 as compared to $45,609,777 for Y3-03, an increase of $3,662,080 or 8% and $15,102,827 for Q3-04 as compared to $13,925,910 for Q3-03, an increase of $1,176,917 or 8%. The increase in revenue from Y3-03 to Y3-04 was primarily due to an 8% increase in both Broadway Ticketing and Data Business revenue as well as a 6% increase in Internet Ad Sales, and a 1% increase in Intellectual Properties revenue. The increase in revenue from Q3-03 to Q3-04 was primarily due to a 37% increase in revenue in the Data Business, primarily attributable to the July 1, 2004 acquisition of Studio Systems, Inc., a 12% increase in Intellectual Properties revenue and a 6% increase in Broadway Ticketing revenue, which were partially offset by a 26% decrease in Internet Ad Sales.

         Broadway Ticketing revenues were $39,604,332 and $36,525,556 for Y3-04 and Y3-03, respectively, an increase of $3,078,776 or 8% for Y3-04, and $11,654,166 for Q3-04 compared to $11,002,268 for Q3-03, respectively, an increase of $651,898 or 6%. Broadway Ticketing revenues increased Y3-04 versus Y3-03 due to an 18% increase in individual ticket sales primarily on Broadway.com, which was partially offset by a 3% decrease in wholesale group ticket sales. Broadway Ticketing revenues increased in Q3-04 over Q3-03 due to an 11% increase in individual ticket sales primarily on Broadway.com, which was partially offset by a 4% decrease in wholesale group ticket sales. The Broadway.com website was redesigned during 2004 and the redesigned site launched on November 3, 2004. Based on initial results, the launching of the redesigned Broadway.com is expected to have a significant positive impact on future sales, as we are experiencing a sales increase since launch, which we believe is driven in part by website improvements which better facilitate the purchase process for customers. Broadway Ticketing revenue is generated from the sale of live theater tickets for Broadway, off-Broadway and London based live theater performances and hotel packages through Broadway.com and the 1-800-BROADWAY telephone number, and to domestic and international travel professionals, traveling consumers, business organizations, and schools. Broadway Ticketing revenue is recognized on the date of performance of the show. Ticket sales collected in advance of the date of performance are recorded as deferred revenues on our balance sheet and recognized as income upon performance date. The third quarter is generally seasonally slow in our Broadway Ticketing division. In addition to this seasonal trend, the GOP Convention was held in New York City during Q3-04, which management believes reduced the level of tourists and others entering the city for entertainment purposes. There was also unusually cold weather in New York in Q1-04 compared to the previous year, which management believes may have negatively impacted Broadway Ticketing revenues in Y3-04.

         Data Business revenues (which includes our Source businesses [CinemaSource, EventSource and ExhibitorAds], and Baseline/FilmTracker which changed its name on July 1, 2004 to Baseline/StudioSystems to reflect our acquisition of Studio Systems, Inc. ("SSI")), were $5,669,060 for Y3-04 as compared to $5,227,476 for Y3-03, an increase of $441,584 or 8% and $2,379,532 for Q3-04 as compared to $1,731,244 for Q3-03, an increase of $648,288 or 37%. The increase in Data Business revenues was primarily due to the July 1, 2004 acquisition of SSI.

         Our Baseline Business, division included in the Data Business, revenues (not including revenues from the SSI acquisition) increased from $1,416,140 in Y3-03 to $1,610,543 in Y3-04, an increase of $194,403 or 14% as compared to Y3-03. SSI added $672,192 in revenue during Q3-04. These revenue gains were offset by a decrease in Source Business revenue of $425,011 or 11% for the same nine month period. The increase in revenue from Q3-03 to Q3-04 was due to the SSI acquisition and a 12% increase in Baseline Business revenue, which were partially offset by a 6% decrease in Source Business revenue. The decrease in Source Business revenue in Y3-04 as compared to Y3-03, as well as in Q3-04 as compared to Q3-03, was, as previously reported, the result of a measured reduction in the level of event coverage in some smaller geographic markets. We determined that the collection of data in these smaller markets was not cost efficient and, in reducing these costs, there was a revenue decrease as most customers pay fees based on the total number of venues covered. The customer pipeline remains strong and the customer base is continuing to increase. Our Baseline business revenue increase in Y3-04 as compared to Y3-03 and Q3-04 as compared to Q3-03 is due to a high retainage of Baseline's current customers and continued expansion of Baseline's customer base.

         Internet Ad Sales revenue was $2,046,835 for Y3-04 as compared to $1,923,737 for Y3-03, an increase of $123,098 or 6%. Internet Ad Sales revenue was $514,859 and $694,599 for Q3-04 and Q3-03, respectively, a decrease of $179,740 or 26%. The decrease was due in large part to the following factors: a "soft" Q3-04 movie box office and the related reduction in movie studio advertising, transitioning of the ad sales team during Q3-04 to a new management structure as the result of our hiring of a new head of ad sales, and a new website launch. Internet Ad Sales revenue is primarily generated from the sale of sponsorships and banner advertisements on Hollywood.com.

         Revenue from our Intellectual Properties division was $1,951,630 for Y3-04 as compared to $1,930,008 for Y3-03 an increase of $21,622 or 1% and $554,270 and $496,119 for Q3-04 and Q3-03, respectively, an increase of $58,151 or 12%. The increase in revenues was attributable to the timing of the delivery of manuscripts resulting in more manuscripts delivered in Q3-04 as compared to Q3-03. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter-to-quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenue does not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which, Hollywood Media's share of the income (loss) is reported as equity in earnings of investees.

EQUITY IN EARNINGS (LOSSES) OF INVESTEES

         Equity in earnings (losses) of investees consisted of the following:

                                      Nine Months Ended              Three Months Ended
                                 --------------------------     ---------------------------
                                        September 30,                  September 30,
                                 --------------------------     ---------------------------
                                                 Restated                        Restated
                                     2004          2003            2004            2003
                                 -----------    -----------     -----------     -----------

         NetCo Partners (a)      $   557,713    $ 1,035,605     $   (30,373)    $   229,479
         MovieTickets.com (b)           --             --              --              --
                                 -----------    -----------     -----------     -----------
                                 $   557,713    $ 1,035,605     $   (30,373)    $   229,479
                                 ===========    ===========     ===========     ===========

         (a)      NetCo Partners

         NetCo Partners owns and is primarily engaged in the development and licensing of TOM CLANCY'S NETFORCE. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media's 50% share of earnings (losses) was $(30,373) for Q3-04 as compared to $229,479 for Q3-03, and $557,713 for
Y3-04 as compared to $1,035,605 for Y3-03. Revenues vary quarter-to-quarter dependent on timing of deliveries of various manuscripts to the publisher although, notwithstanding the timing of manuscript deliveries, one NETFORCE book is typically published each year in North America.

         (b)  MovieTickets.com

         Hollywood Media owned 26.2% of the total equity in MovieTickets.com, Inc. joint venture at September 30, 2004. Hollywood Media records its investment in MovieTickets.com, Inc. under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investees. Hollywood Media shares in 26.2% of the losses or income generated by the joint venture. The investment had been reduced to approximately zero by Hollywood Media because it had recognized previous losses and it had received a 100% return of its investment in MovieTickets.com. Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media had not guaranteed to fund future losses, if any, generated by MovieTickets.com. As a result, we have not recorded any share of the joint venture's results of operations in Y2-04 and Y2-03 related to our investment in MovieTickets.com. The Movietickets.com web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising.

OPERATING EXPENSES

         COST OF REVENUE - TICKETING. Cost of revenue - ticketing was $34,350,187 for Y3-04 as compared to $31,629,607 for Y3-03 for an increase of $2,720,580 or 9%. The cost of revenue for Q3-04 was $10,197,864 compared to $9,133,834 for Q3-03 for an increase of $1,064,030 or 12%. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment. As a percentage of ticketing revenue, cost of revenue - ticketing was 87% for both Y3-04 and Y3-03 and 88% and 83% for Q3-04 and Q3-03 respectively. The increase in cost of revenue as a percentage of ticketing revenue in Q3-04 compared to Q3-03 was primarily attributable to an increase in unsold inventory and charge backs resulting from the holding of the GOP convention in NYC and a shift in overall product mix.

         EDITORIAL, PRODUCTION, DEVELOPMENT AND TECHNOLOGY. Editorial, production, development and technology costs consist of payroll and related expenses for the editorial and production staff responsible for creating content and developing products for our Internet Ad Sales, Data Business, Intellectual Properties and Cable TV segments. Internet access and computer related expenses for the support and delivery of the Company's services and fees and royalties paid to authors and co-editors for the intellectual properties segments are also included. Editorial, production, development and technology costs for Y3-04 were $3,868,219 compared to $3,758,000 for Y3-03 for an increase of $110,219 or 3%.
Q3-04 costs were $1,363,292 compared to $1,320,286 for Q3-03, an increase of $43,006 or 3%. As a percentage of revenues from our Internet Ad Sales, Data Business, Intellectual Properties and Cable TV segments, these costs were 40% and 41% for Y3-04 and Y3-03 and 40% and 45% for Q3-04 and Q3-03, respectively. Revenues from Internet Ad Sales decreased due to the launching of the new website and other factors discussed above, while fixed costs remained the same. This increase in the cost of Ad Sales revenue was offset by a decrease in the cost of Data Business revenues. Revenues increased 37% in the Data Business, while cost of revenues in the Data Business increased 2% from Q3-04 to Q3-03 primarily due to a savings in payroll expense as a percentage of revenue.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist of occupancy costs, production costs, human resources and administrative functions as well as professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as commission due to advertising, marketing, promotional, business development, public relations, and commission due to advertising agencies, ad rep firms and other parties) and salaries and benefits. SG&A expenses for Y3-04 were $15,593,379 compared to $13,861,932 for Y3-03 for an increase of $1,731,447 or
12%. The increase is primarily due to operating expenses for SSI (we are in the process of developing a plan to eliminate a significant portion of SSI's fixed expenses through an integration process), an accrual of $330,800 in Q3-04 for the final settlement of the Water Garden lease litigation, an increase in fees relating to compliance for Sarbanes-Oxley, an increase in occupancy costs due to an early termination of a lease, an increase in accounting fees relating primarily to compliance with Sarbanes Oxley and an increase in affiliate advertising costs, offset partially by a decrease in legal expenses. The SG&A costs for Q3-04 were $5,977,937 compared to $4,794,737 for Q3-03, an increase of $1,183,200 or 25%. The increase in Q3-04 as compared to Q3-03 in SG&A is due primarily to the additional operating expenses of SSI as described above, an increase of $330,800 in the accrual for the final settlement of the Water Garden lease litigation, an increase in ad sales salaries as we added to our ad sales team, an increase in accounting fees relating to Sarbanes Oxley compliance, along with the increase in occupancy costs for the early termination of a lease. As a percentage of net revenues, selling, general and administrative expenses were 32% and 30% for Y3-04 and Y3-03, respectively, and 40% and

34% for Q3-04 and Q3-03, respectively. (See Note 11 of Unaudited Condensed Consolidated Financial Statements for more information on the Water Garden lease litigation).

         AMORTIZATION OF CBS ADVERTISING. Amortization of CBS advertising relating to our agreements with Viacom was $38,807 and $609,193 for Y3-04 and Y3-03, respectively, and $0 for Q3-04 compared to $102,464 for Q3-03. Under our agreement with Viacom, Hollywood Media issued shares of common stock and warrants in exchange for cash and CBS's advertising and promotional efforts over seven years across its full range of media properties. The fair value of the common stock and warrants issued to Viacom was recorded in the balance sheet as deferred advertising and amortized as the advertising was used each related contract year. Since June 30, 2004, unamortized deferred advertising has been zero.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, website development, leasehold improvements, capital leases and amortization of goodwill and intangibles. Depreciation and amortization expense was $1,604,614 for Y3-04 as compared to $1,839,801 for Y3-03 for a decrease of $235,187 or 13%. Q3-04 depreciation and amortization expense was $562,263 compared to $585,408 for Q3-03, a decrease of $23,145 or 4%. The decrease was primarily attributable to certain tangible assets that became fully amortized during 2003.

         INTEREST, NET. Interest, net was $2,548,460 for Y3-04 as compared to $1,037,003 for Y3-03 and $1,762,959 for Q3-04, as compared to $372,963 for
Q3-03. The increase of $1,511,457 in interest, net in Y3-04 over Y3-03, was primarily attributable to interest charges on the early conversion of $4.7 million in principal of convertible Debentures, on which the conversion price was reduced, resulting in an increase in the beneficial conversion feature and the associated amortization. For Q3-04 and Y3-04, $1,768,041 and $2,261,680, respectively, was recorded in interest expense for the amortization of the deferred finance costs and discount. Included in the interest expense was $1,332,811 directly attributable to the conversion. (See Note 6 of Unaudited Condensed Consolidated Financial statements).

         OTHER INCOME (EXPENSE), NET. Other, net was $786,851 for Y3-04 as compared to $(108,165) for Y3-03 and $59,178 for Q3-04 as compared to $(117,059)
for Q3-03. The increase of $895,016 in other income (expense) for Y3-04 to Y3-03, net was primarily attributable to a gain recognized upon termination of a put-call option held by a former minority shareholder of Baseline in 2004, along with other expenses recognized in Q3-03 for the settlement of a guarantee and debt (See Note 5 of Unaudited Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004, we had cash and cash equivalents of $3,796,668 compared to cash and cash equivalents of $1,867,999 at December 31, 2003. Our net working capital deficit (current assets less current liabilities) at September 30, 2004 was $212,358 as compared to a working capital deficit of $6,490,321 at December 31, 2003. During the nine months ended September 30, 2004, net cash used in operating activities was $7,578,269, which cash usage included $2,970,474 to purchase Broadway ticketing inventory to be held for sale during 2004 along with an increase of $355,533 in deferred costs associated with Broadway ticket inventory, payment of $1,677,664 on various outstanding payables and other current liabilities. In addition, Hollywood Media made payments aggregating $847,805 during Y3-04 to settle the WaterGarden litigation, which will require no further payments from the Company. Net cash used in investing activities was $5,536,076; and net cash provided by financing activities was

$15,043,014, comprised primarily of net proceeds resulting from the private placement of common stock during the first quarter of 2004 (see Note 8 to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q report). As a result of the above, cash and cash equivalents increased by $1,928,669 for the nine months ended September 30, 2004. In comparison, during the nine months ended September 30, 2003, net cash used in operating activities was $1,935,537, net cash used in investing activities was $337,241, and net cash provided by financing activities was $364,670.

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of investors, upon payment of an aggregate $5.7 million cash investment from such investors. The Debentures are convertible at the option of the investors at any time through the maturity date into shares of common stock of Hollywood Media. Prior to conversion, the Debentures bear interest at 6% per annum, payable quarterly in cash or common stock. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures are convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share. The original conversion price of $3.46 per share has been adjusted and amended as described below. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible Debentures if the Debentures are still outstanding at maturity, subject to certain conditions. The investors also received fully vested detachable warrants (the "Warrants") to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. On May 22, 2003, an investor holding at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, had the exercise price of the warrants held by such investor decreased to $3.46 per share, which equals the pre-adjustment conversion price of the Debentures. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As a result of the private placement discussed in
Note 8, the conversion price of the Debentures upon issuance of $3.46 per share was reduced to $3.30 per share, and the exercise price of the warrants was reduced to $3.34 per share, after giving effect to a weighted average anti-dilution provision per the agreements.

         During August and September of 2004, $4.7 million principal amount of the Debentures was converted into shares of Hollywood Media's common stock at a conversion price of $3.05 per share, including the $500,000 Debenture held by Mr. Rubenstein and Ms. Silvers. Prior to such conversions, the prevailing conversion price of the converted Debentures was reduced from $3.30 per share to $3.05 per share pursuant to Hollywood Media's negotiations and agreements with the converting investors for the purpose of facilitating such conversions. Following such conversions, the remaining $1.0 million Debenture still outstanding was amended to extend the maturity date to May 22, 2006 and to remove restrictive covenants, and the conversion price of this Debenture was reduced from $3.30 per share to $3.20 per share.

         During the fourth quarter of 2004, the Data Business is expected to sign approximately $1.8 million in annual contracts further solidifying the business's revenue run rate and providing an increase in sustained cash flow. In addition, SSI is being integrated into the Data Business and is expected to provide approximately $2.0 million in additional annual cash flow after efficiencies from the integration into Baseline, which is expected to be substantially completed in December 2004. Furthermore, based upon the critical mass we have achieved through this acquisition, we expect additional data customers to be added throughout 2005 providing additional sustained cash flows without significant increases in costs. Hollywood Media invested approximately $4.8 million in cash to consummate the SSI acquisition on July 1, 2004. This amount could be reduced pending resolution of the $920,000 portion of the purchase price held currently held in escrow (see Note (5)). There can be no assurance that the new Data Business contracts or such cash flow improvements from the SSI integration will be realized to the extent anticipated.

         Based in part on the anticipated realization of the expected positive developments described in the preceding paragraph, including increasing Data Business cash flow from new and renewing contracts, and expected cost reductions in the Baseline/StudioSystems unit (and the corresponding increases in positive cash flow anticipated to result), we believe that our cash and cash equivalents, short-term investments, anticipated cash flow from operations, and potential amounts available if we undertake further equity or debt financing, should provide sufficient liquidity and capital resources through the end of the twelve-month period ending September 30, 2005. We have from time to time held discussions and negotiations with lending institutions about borrowing funds to finance our growth opportunities.

         As of the date of this Form 10-Q report, we currently anticipate capital expenditures during the remainder of 2004 of approximately $0.2 million for various systems and equipment upgrades (which expenditures do not include potential business acquisitions, and do not include costs being incurred (as described below) in connection with our review of internal controls and upgrading of information systems in preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls). At this time we are unable to accurately estimate the full amount of the costs that Hollywood Media will incur during 2004 in connection with preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, however, such costs are currently anticipated to include an additional $0.3 million for consulting expertise and $0.4 million for audit expenses. Additional costs will be incurred in connection with Section 404 compliance preparations but have not been quantified at this time.

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

         ADVERTISING COSTS

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. In the first quarter of 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media was entitled to utilize a specified portion of this advertising each contract year. The deferred advertising is carried on Hollywood Media's balance sheet as a deferred asset and is being amortized over the contract period as the advertising is utilized. Advertising expense recorded related to CBS advertising for the nine months ended September 30, 2004 and 2003 was $38,807 and $609,193 respectively. This is separately reported in the accompanying unaudited condensed consolidated statements of operations under the caption "Amortization of CBS Advertising."

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

         As of September 30, 2004, Hollywood Media is not aware of any events or changes in circumstance that would require it to evaluate goodwill for impairment. Future charges in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media's goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. Hollywood Media is now in the process of performing its 2004 impairment test.

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

ITEM 4.  CONTROLS AND PROCEDURES

         CHIEF EXECUTIVE OFFICER AND VICE PRESIDENT OF FINANCE AND ACCOUNTING CERTIFICATIONS. The certifications of the Chief Executive Officer and the Vice President of Finance and Accounting required by Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this Form 10-Q. This section of the Form 10-Q contains the information concerning the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

         Our management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in any and all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

         EVALUATION OF DISCLOSURE CONTROLS. An evaluation was performed under the supervision and with the participation of Hollywood Media's management, including the Chief Executive Officer and the Vice President of Finance and Accounting (the principal financial and accounting officer), of the effectiveness of Hollywood Media's Disclosure Controls as of the end of the period covered by this Form 10-Q. Based on that evaluation, Hollywood Media's management, including the Chief Executive Officer and the Vice President of Finance and Accounting, concluded that, as of the end of the period covered by this Form 10-Q, Hollywood Media's Disclosure Controls were designed to provide reasonable assurance of achieving their objectives and, at the "reasonable assurance" level, were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         CHANGES IN INTERNAL CONTROLS. There have been no changes in Hollywood Media's Internal Controls that occurred during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, Hollywood Media's Internal Controls.

         We are in the process of documenting and testing our Internal Controls in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our Internal Controls and a report by our auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our Internal Controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See "Note (11) - COMMITMENTS AND CONTINGENCIES - Litigation" in the Notes to Condensed Consolidated Financial Statements contained in Part I of this 10-Q Report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following securities were issued by Hollywood Media during the quarter ended September 30, 2004, in transactions that were not registered under the Securities Act of 1933.

         On July 1, 2004, Hollywood Media issued 73,249 shares of common stock, valued at $250,000, as part the purchase price for the acquisition of Studio Systems, Inc.

         On July 7, 2004, Hollywood Media issued 23,597 shares of common stock valued at $77,786 to the holders of the Debentures for interest due for the period April 30, 2004 through June 30, 2004.

         During the quarter, Hollywood Media issued 1,540,985 shares of common stock upon conversions of an aggregate of $4.7 million principal amount of the Debentures at a conversion price of $3.05 per share. In addition, Hollywood Media issued 71,969 shares of common stock valued at $108,522 for interest due on the Debentures.

         The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof and/or Regulation D thereunder, based upon investment representations to Hollywood Media relating thereto.

         Hollywood Media did not repurchase any shares of its common stock during the quarter ended September 30, 2004.

ITEM 5.  OTHER INFORMATION

         The employment agreements with each of Mitchell Rubenstein, Hollywood Media's Chief Executive Officer, and Laurie Silvers, the President, were amended pursuant to agreements dated November 15, 2004, for the purpose of clarifying the requirements under which their respective restricted stock grants made to them by Hollywood Media in August 2004 would vest in the event of termination of employment. The amendments specify the requirement of "good reason" (or cause) for accelerated vesting upon termination due to resignation. These restricted stock grants were 400,000 shares each, and vest over four years on a quarterly basis, beginning on October 1, 2004, unless vesting is accelerated upon specified events.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                                                                                                          Incorporated by
Exhibit                Description                                                                         Reference From

       3.1             Articles of Amendment to Articles of Incorporation of Hollywood Media Corp.              (*)
                       for  Designation of Preferences, Rights and Limitations of Series E Junior
                       Preferred Stock.
       10.1            Amendment to Debenture Agreement, dated as of September 29, 2004, by and                 (*)
                       between Hollywood Media Corp. and Portside Growth & Opportunity Fund Ltd.
       10.2            Amended  and  Restated  6% Senior  Convertible  Debenture  Due May 22, 2006              (*)
                       issued by Hollywood Media Corp. to Portside  Growth & Opportunity  Fund Ltd.,
                       dated October 15, 2004.
       10.3            Warrant No. W-A-5 dated as of August 31, 2004 issued to CD Investment Partners, Ltd.     (*)
                       in replacement of Warrant No. W-A-4.
       10.4            Agreement to Convert Debenture, dated as of August 30, 2004, by and between              (*)
                       Hollywood Media Corp. and Leonardo, L.P.
       10.5            Conversion  Notice, dated  September 28, 2004, for 6% Senior  Convertible                (*)
                       Debenture due May 22, 2005 held by Leonardo, L.P.
       10.6            Agreement to Convert Debenture, dated as of August 31, 2004, by and between              (*)
                       Hollywood Media Corp. and CD Investment Partners, Ltd.
       10.7            Conversion  Notice, dated  September  30, 2004, for 6% Senior  Convertible               (*)
                       Debenture due May 22, 2005 held by CD Investment Partners, Ltd.
       10.8            Conversion  Notice, dated  August  20,  2004, for 6% Senior Convertible                  (*)
                       Debenture due May 22, 2005 held by Federated Kaufmann Fund.
       10.9            Conversion Notice, dated August 20, 2004, for 6% Senior
                       Convertible Debenture due May 22, 2005 held by
                       Mitchell Rubenstein and Laurie Silvers.                                                  (*)
      10.10            Employment Letter, dated as of April 2, 2003, by and  between  Hollywood                 (*)
                       Media Corp. and Scott Gomez.
      10.11            Amendment Agreement, dated as of November 15, 2004, to Employment Agreement              (*)
                       between Hollywood Media Corp. and Mitchell Rubenstein.
      10.12            Amendment Agreement, dated as of November 15, 2004, to Employment Agreement              (*)
                       between Hollywood Media Corp. and Laurie S. Silvers.
       31.1            Certification of Chief Executive Officer. (Section 302)                                  (*)
       31.2            Certification of Vice President of Finance and Accounting (Principal                     (*)
                       financial and accounting officer). (Section 302)
       32.1            Certification of Chief Executive Officer. (Section 906)                                  (*)
       32.2            Certification of Vice President of Finance and Accounting (Principal                     (*)
                       financial and accounting officer). (Section 906)

------------------

  *      Filed as an exhibit to this Form 10-Q

             (b) Reports on Form 8-K:

         The following Current Reports on Form 8-K were filed by Hollywood Media during the quarter ended September 30, 2004:

         Form 8-K filed July 2, 2004: Item 5 of the Form 8-K reported that on July 2, 2004 we issued a press release announcing that Hollywood Media consummated its acquisition of Studio Systems, Inc. in a transaction that closed on July 1, 2004, and a copy of the press release was included with the filing.

         Form 8-K filed July 16, 2004: Item 11 of the Form 8-K reported a temporary blackout period for the Hollywood Media Corp. 401(k) Retirement Savings Plan due to changes being made to the Plan, including changing the recordkeeper and investment options. The blackout period was expected to begin on August 24, 2004 and expected to end by September 20, 2004.

         Form 8-K filed August 11, 2004: Item 12 of the Form 8-K reported that on August 11, 2004 we issued a press release announcing Hollywood Media's financial results for the second quarter of fiscal 2004, and a copy of the press release was included with the filing.

         Form 8-K filed August 24, 2004: Item 1.01 of the Form 8-K reported that on August 20, 2004, Hollywood Media agreed to convert, and thereupon converted, an aggregate of $1.5 million principal amount of its 6% Convertible Debentures held by two holders into shares of Hollywood Media's common stock at a conversion price of $3.05 per share. Additional shares of common stock were to be issued upon such conversions in payment of accrued interest on the converted Debentures as provided under the terms of the Debentures. Item 3.02 of the Form 8-K reported the following issuances of equity securities by Hollywood Media in transactions that were not registered under the Securities Act of 1933: (1) 73,249 shares of common stock valued at $250,000 issued on July 1, 2004 in connection with the acquisition of Studio Systems, Inc.; (2) 23,597 shares of common stock valued at $77,786 issued on July 8, 2004 to the holders of the Debentures for interest due pursuant to the terms of the Debentures; and (3) 534,335 shares of common stock issued on August 20, 2004 upon conversion of $1.5 million aggregate principal amount of Debentures and as payment of interest due pursuant to the terms of the Debentures, as further described in Item 1.01 of the Form 8-K.

         Form 8-K filed September 1, 2004: Item 1.01 of the Form 8-K reported that on August 30, 2004, Hollywood Media entered into an agreement to convert $3.2 million principal amount of its 6% Senior Convertible Debentures held by two holders into shares of Hollywood Media's common stock at a conversion price of $3.05 per share on dates to be selected by the holders no later than September 30, 2004 (with respect to $200,000 of the Debentures) or December 31, 2004 (with respect to $3.0 million of the Debentures). Additional shares of common stock were to be issued upon such conversions in payment of accrued interest on the converted Debentures as provided under the terms of the Debentures. Item 3.02 of the Form 8-K reported that, as further described in
Item 1.01 of the Form 8-K, Hollywood Media agreed to issue shares of its common stock upon conversion of $3.2 million aggregate principal amount of Debentures and as payment of interest due pursuant to the terms of the Debentures, pursuant to transactions not registered under the Securities Act of 1933.

         Form 8-K filed September 17, 2004: Item 1.01 of the Form 8-K reported that on September 16, 2004, Hollywood Media amended and restated its previously established 401(k) plan, known as the Hollywood Media Corp. 401(k) Retirement Savings Plan, in connection with Hollywood Media's appointment of Sentinel Benefits Group, Inc. as the administrator for the Plan. The restated Plan documents were included with the filing and replaced the prior corresponding Plan documents.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HOLLYWOOD MEDIA CORP.

Date:   November 15, 2004            By:    /s/ Mitchell Rubenstein
                                            -------------------------------------------------------------------
                                            Mitchell Rubenstein, Chief Executive Officer (Principal executive officer)


Date:   November 15, 2004            By:    /s/ Scott Gomez
                                            -------------------------------------------------------------------
                                            Scott Gomez, Vice President of Finance and Accounting
                                            (Principal accounting officer)