Form 10-K
period 2004-12-31
HOLLYWOOD MEDIA CORP
filed 2005-03-31
CIK 912544

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                   -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ____________________

                           Commission File No. 0-22908
                                               -------

                              HOLLYWOOD MEDIA CORP.
          (Exact name of registrant issuer as specified in its charter)

              FLORIDA                                          65-0385686
----------------------------------------              --------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    2255 GLADES ROAD, SUITE 221A
        BOCA RATON, FLORIDA                                    33431
----------------------------------------              --------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (561) 998-8000
                    -----------------------------------------
                         (Registrant's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                     Common stock, par value $.01 per share
                   ------------------------------------------
                                (Title of Class)

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

Yes [X] No [ ]

The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates as of June 30, 2004, computed by reference to the last sale price of the common stock on June 30, 2004 as reported by Nasdaq, was $98,030,079. For purposes of this computation, all executive officers, directors, and beneficial owners of 10% or more of the registrant's common stock have been deemed to be affiliates, but such calculation should not be deemed to be an admission that such directors, officers or beneficial owners are, in fact, affiliates of the registrant.

As of March 25, 2005, there were 31,443,081 shares of the registrant's common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders filed or to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.
================================================================================

                              HOLLYWOOD MEDIA CORP.
                                    FORM 10-K
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2004

                                Table of Contents
                                -----------------

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS                         iii

                                     PART I

Item 1.    Business ........................................................   1

Item 2.    Properties ......................................................  15

Item 3.    Legal Proceedings ...............................................  16

Item 4.    Submission of Matters to a Vote of Shareholders .................  16

                                     PART II

Item 5.    Market for Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities ...............  17

Item 6.    Selected Financial Data .........................................  18

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation ........................................  20

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ......  35

Item 8.    Financial Statements and Supplementary Data .....................  36

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure .............................  83

Item 9A.   Controls and Procedures .........................................  83

Item 9B.   Other Information ...............................................  84

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ..............  85

Item 11.   Executive Compensation ..........................................  85

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management ..................................................  85

Item 13.   Certain Relationships and Related Transactions ..................  85

Item 14.   Principal Accounting Fees and Services ..........................  85

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules .........................  86

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute "forward-looking statements," within the meaning of federal securities laws. Hollywood Media Corp. ("Hollywood Media") cautions readers that certain important factors may affect Hollywood Media's actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-K or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, "forward-looking statements" are typically phrased using words such as "may," "will," "should," "expect," "plans," "believe," "anticipate," "intend," "could," "estimate," "pro forma" or "continue" or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media's results and the market price of our common stock include, but are not limited to:

         o our continuing operating losses,
         o negative cash flows from operations and accumulated deficit,
         o the need to manage our growth and integrate new businesses into Hollywood Media,
         o our ability to develop and maintain strategic relationships,
         o our ability to compete with other media, data and Internet companies and other competitors,
         o our ability to maintain and obtain sufficient capital to finance our growth and operations,
         o technology risks and risks of doing business over the Internet,
         o government regulation,
         o our ability to achieve and maintain effective internal controls,
         o dependence on our founders, and our ability to recruit and retain key personnel, and
         o the volatility of our stock price.

         Hollywood Media is also subject to other risks detailed herein, including those risk factors discussed in the "Risks of Investing in Our Shares" section of "Item 1 - Business", as well as those discussed elsewhere in this Form 10-K or detailed from time to time in Hollywood Media's filings with the Securities and Exchange Commission.

         Because these forward-looking statements are subject to risks and uncertainties, we caution you not to place undue reliance on these statements, which speak only as of the date of this Form 10-K. We do not undertake any responsibility to review or confirm analysts' expectations or estimates or to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Form 10-K. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity or achievements and neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

                                     PART I

ITEM 1.  BUSINESS.
         ---------

OVERVIEW

         Hollywood Media is a provider of information, data and other content, and ticketing, to consumers and businesses covering the entertainment, Internet and media industries. We manage a number of business units focused on the entertainment, Internet and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway ticket sales, data syndication, subscription fees, content licensing fees, advertising, and book development.

         Major Business Divisions of Hollywood Media. The following summary descriptions of our major business divisions are followed by more detailed descriptions of such businesses.

         Data Syndication Divisions.

         Hollywood Media's Data Business is a provider of integrated database information and complementary data services to the entertainment, Internet and media industries. The Data Business consists of two divisions: The Source Business and Baseline/StudioSystems ("Baseline"). The Source Business is comprised of three related lines of business: CinemaSource, EventSource and ExhibitorAds. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for approximately 40,000 movie screens. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and other live performances, sporting events, festivals, fairs and shows. ExhibitorAds provides movie exhibitors with directory newspaper advertising services and other exhibitor marketing services, utilizing theater showtimes data from CinemaSource. Baseline is a database and research service offering specialized information and online applications to its subscribing users, which subscribers include movie and TV studios and production companies, distributors, producers, screenwriters, and news organizations. Baseline's film and television database contains motion picture and TV information dating back nearly 100 years, including comprehensive data about film and television productions and entertainment industry professionals.

         Broadway Ticketing Division.

         Hollywood Media's Broadway Ticketing Division is comprised of Broadway.com, 1-800-BROADWAY and Theatre Direct International (collectively called "Broadway Ticketing"). Broadway tickets are sold online through our Broadway.com website and by telephone through our 1-800-BROADWAY number. Broadway Ticketing is also a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway and in London's West End theatre district.

         Internet Divisions.

         Hollywood Media's Internet Divisions include Hollywood.com, a premier online entertainment destination and movie industry information and services website, and Broadway.com. Hollywood.com generates revenue by selling advertising on its website. Hollywood.com features in-depth movie information, including movie previews, descriptions and reviews, movie showtimes listings, entertainment news and an extensive multimedia library. In addition to its Broadway ticket sales function, Broadway.com sells advertising and provides show previews and showtimes, show synopses, box office results, cast and crew credits and biographies, and an in-depth Tony Awards(R) area.

         Cable TV.

         Hollywood Media's Cable TV Division includes Hollywood.com Television and Broadway.com Television which offer interactive entertainment and information with on-demand video content, previews, reviews, behind the scenes footage, interviews and coverage of entertainment industry events to cable company subscribers.

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

         MovieTickets.com.

         MovieTickets.com is one of the leading destinations for the purchase of movie tickets through the Internet. MovieTickets.com is an online ticketing service owned by a joint venture formed by Hollywood Media and several major movie exhibitor chains. Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc. MovieTickets.com has been selected by AOL (including AOL Moviefone), MSN Network, Lycos Entertainment and several other premier online destinations as their exclusive provider for online movie ticketing services.

         Other Business and Financial Information. The following portions of this Business section of this Form 10-K contain more detailed information about our various business units, as well as a discussion of related risks (see "Risks of Investing in Our Shares" below). Additional financial and other important information about Hollywood Media and our businesses is also contained elsewhere in this Form 10-K, including without limitation, the following portions of this Form 10-K: Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations; and Item 8 - Financial Statements and Supplementary Data (including the Notes to Consolidated Financial Statements contained therein).

         SEC Reports Available on Internet. Hollywood Media makes available free of charge through its internet website, www.hollywood.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission
(SEC). Such materials are available on the "investor relations" section of the website under "Company SEC Filings" (this is a link to the Company's "Real-Time SEC Filings" as provided by Nasdaq on Nasdaq's website at www.nasdaq.com). Hollywood Media is a reporting company under the Securities Exchange Act of 1934, as amended, and files reports and other information with the SEC. Our electronic filings with the SEC (including the above-referenced filings) are available at the SEC's internet website (www.sec.gov). Hollywood Media's Internet website and any other website mentioned in this Form 10-K, and the information contained or incorporated therein, are not intended to be incorporated into this Form 10-K.

DATA SYNDICATION DIVISIONS

         Hollywood Media's Data Business is a provider of integrated database information and complementary data services to the entertainment, Internet and media industries. The Data Business consists of two divisions: The Source Business and Baseline/StudioSystems.

         The Source Business is comprised of three related lines of business:
CinemaSource, EventSource and ExhibitorAds.

         CinemaSource. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for approximately 40,000 movie screens in the United States, Canada and the United Kingdom. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 250 newspapers, wireless companies, Internet sites, and including newspapers such as The New York Times, wireless companies including Sprint PCS, AT&T Wireless, Cingular Wireless, Verizon and Vindigo, Internet companies including AOL's Moviefone and Digital City, MSN, Yahoo! and Lycos, and other media outlets. CinemaSource also syndicates entertainment news, movie reviews, and celebrity biographies. CinemaSource's data is displayed by its customers in local newspapers, on websites and through cell phone services, to provide moviegoers with information for finding and choosing movies, theaters and showtimes. CinemaSource collects a majority of these movie listings through electronic mediums such as real-time direct connections to many exhibitor point-of-sale systems, email and FTP files, and collects additional listings through traditional mediums such as faxes and phone calls. Through annual and multi-year contracts, CinemaSource generates recurring revenue from licensing fees paid by its customers.

         EventSource. We launched the EventSource business in 1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and shows, touring companies, community playhouses and dinner theaters throughout North America and in London's West End. The EventSource database contains detailed information for over 10,000 venues, and the EventSource services are monitored by individual city editors specializing in their respective markets. Hollywood Media believes that EventSource is the largest (based on market share), and the only national, compiler and syndicator of detailed information on community and cultural events in North America. EventSource's information is a content source for AOL's Digital City, The New York Times, Vindigo, Earthlink and VoltDelta. Through annual and multi-year contracts, EventSource generates recurring revenues from licensing fees.

         ExhibitorAds. We launched ExhibitorAds during the first quarter of 2002 as yet another expansion of the CinemaSource operations. ExhibitorAds leverages the movie theater showtimes from the CinemaSource data collection systems and our relationship with various movie exhibitors, to provide our movie-exhibitor customers with directory advertising for insertion in newspapers around the country. Our customers include AMC Theatres, Consolidated Theatres, Crown Theatres and others. The types of ads created by ExhibitorAds include the weekly movie ads typically carried in newspapers, which highlight a particular movie theater where the film is playing and the start times of the films. Through a web-based data system, ExhibitorAds is able to create ads using showtimes data from the CinemaSource database. These advertisements are delivered to the newspapers in one of several formats, ready for publication. ExhibitorAds also provides other exhibitor marketing services including brochures and movie showtimes, email marketing and in June 2004, we acquired the assets of Front Row Marketing, a provider of opt-in e-mails of movie showtimes services for certain movie theater exhibitors in the United States.

         Baseline/StudioSystems. Baseline is a comprehensive entertainment database, research service, and application service provider offering information to movie studios, production companies, movie and TV distributors, entertainment agents, managers, producers, screenwriters, news organizations, and financial analysts covering the entertainment industry. Baseline's film and television database contains over 14,000 celebrity biographies, credits for over 130,000 released feature films, television series, miniseries, TV movies and specials dating back nearly 100 years, over 15,000 film and television projects in every stage of development and production, over 1,900 movie reviews, box office grosses dating back nearly 20 years, revenue and cost estimates for over 5,000 released feature films, over 18,000 company rosters and representation/contact information for over 50,000 entertainment professionals. Baseline provides applications that allow entertainment professionals to streamline workflow, increase efficiency, and expand market awareness. Baseline offers its data and application modules on an annual subscription basis, syndicates data to a number of leading information aggregators and publications, and also provides data on a pay per use basis. Baseline's customers include the major movie studios, numerous production companies, law firms, investment banks, news agencies, advertising agencies, consulting firms and other professionals in the entertainment industry. Our previously existing Baseline service was integrated with FilmTracker, a business we acquired in the first quarter of 2002, resulting in a combined service that incorporates Baseline's data into FilmTracker's content management system and interface. Pursuant to such acquisition, the seller of Filmtracker, Fountainhead Media Services ("Fountainhead"), acquired 20% of the capital stock of our subsidiary that owns Baseline, in return for combining FilmTracker with Baseline, and Fountainhead's $2 million promissory note payable to Hollywood Media. See Note 5 - Acquisitions and Other Capital Transactions, of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, for additional information about the transaction pursuant to which FilmTracker was acquired. In the first quarter of 2004, we exchanged the $2 million promissory note for the 20% equity interest owned by Fountainhead, and now we own 100% of our subsidiary that owns the combined Baseline/Filmtracker service which we call "Baseline."

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

BROADWAY TICKETING DIVISION

         Broadway Ticketing: Broadway.com, 1-800-BROADWAY and Theatre Direct International ("TDI") (collectively called "Broadway Ticketing").

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

         TDI. We acquired TDI as of September 15, 2000. Founded in 1990, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway, and in London's West End. TDI sells tickets directly to group buyers including travel agents and tour groups. TDI also manages a marketing cooperative that represents participating Broadway shows to the travel industry around the world. Recent Broadway shows marketed by this cooperative include Aida, All Shook Up, Avenue Q, Beauty and the Beast, Bombay Dreams, Chicago, Dirty Rotten Scoundrels, Dracula, Fame, 42nd Street, Good Vibrations, Gypsy, Hairspray, Little Shop or Horrors, Rent, The Lion King, The Phantom of the Opera, The Producers, Thoroughly Modern Millie and Wicked. In addition, TDI's education division, Broadway Classroom, markets group tickets and educational programs to schools across the country.

         The combined Broadway Ticketing business provides theater ticketing and related content for over 100 venues in multiple markets to consumer households and over 20,000 travel agencies, tour operators, corporations, educational institutions and affiliated websites. Our Broadway Ticketing division employs a knowledgeable sales force that offers ticket buyers a concierge-style service that includes show recommendations, hotel packages with luxury hotels and dinner choices at fine restaurants. We obtain the tickets we sell through our arrangements with theatre box offices and we maintain our own inventory of tickets for sale.

INTERNET DIVISIONS

         Hollywood.com. Hollywood.com is a premier online entertainment destination and movie industry information and services website. Hollywood.com generates revenue by selling advertising on its website.

Hollywood.com features in-depth movie information, including movie descriptions and reviews, movie showtimes listings, entertainment news, feature articles about film and television celebrities, local event coverage and an extensive multimedia library containing celebrity interviews, premier coverage, film related events, celebrity parties and behind the scenes footage. Some of the advertisers who have advertised on Hollywood.com include Walt Disney Studios, New Line Cinema, Paramount Studios, Sony Studios, Pepsi, General Motors, AMEX, Citibank, HBO, A&E, US Army, AT&T, Chase, Mazda, Fox, Warner Bros., Verizon and Circuit City.

         As a result of its relationship with Hollywood Media's Data Business (CinemaSource and Baseline/StudioSystems), Hollywood.com has access to a constantly updated database of information related to movies and entertainment. We believe these sources of content provide Hollywood.com with a competitive advantage over other entertainment-related websites that incur significant costs to create content of comparable quality and scope.

         Hollywood.com has further established its presence in the wireless area. Through agreements with wireless carriers (Cingular, Sprint, and Verizon), Hollywood.com provides a movie and entertainment destination on a variety of mobile phones.

         Broadway.com. We launched Broadway.com on May 1, 2000. Broadway.com features: the ability to purchase Broadway, off-Broadway and London's West End theater tickets online; theater showtimes; the latest theater news; interviews with stage actors and playwrights; opening-night coverage; original theater reviews; and video excerpts from selected shows. Broadway.com also offers show synopses, cast and crew credits and biographies, digitized show previews, and an in-depth Tony Awards(R) area. Broadway.com generates revenue from the sale of both tickets and advertising, with its principal business purpose being to generate ticket sales.

CABLE TV

         Cable TV. We launched two interactive digital cable television channels in 2002: "Hollywood.com Television" (formerly called Totally Hollywood TV) and "Broadway.com Television" (formerly called Totally Broadway TV), to further leverage our proprietary content. Both cable TV channels utilize existing Hollywood Media content complementing Hollywood Media's existing business units. Broadway.com Television and Hollywood.com Television offer audiences interactive entertainment and information, with on-demand video content including premiers, previews, reviews, behind-the-scenes footage, interviews and coverage of celebrity-packed entertainment industry events. Both networks use Hollywood Media's content, news and information covering the entertainment industry, and were available initially to Cablevision Systems Corporation's iO: Interactive Optimum(SM) digital cable subscribers in the Long Island, Warwick Valley, New York, and Morris County, New Jersey, markets where Cablevision's advanced interactive television technology enables the networks to offer up-to-date showtimes and other searchable data for the latest movies and current Broadway shows. Hollywood.com Television has since obtained distribution of its network on various cable TV systems of Cablevision Systems, Cox Communications, Comcast, Insight Communications and Mediacom.

INTELLECTUAL PROPERTIES BUSINESS

         Book Development and Book Licensing. Our intellectual properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, typically with best-selling authors. Tekno Books has worked with more than 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 100 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin's Press (Holtzbrink of Germany), Warner Books (Time Warner), and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, New Line Cinema, CBS Television, DC Comics (Time Warner), and MGM

Studios. Since 1980, Tekno Books has developed over 1,690 books that have been published. Another 3,450 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno's books have been finalists for, or winners of, more than 100 awards, including The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance). Tekno Books' current backlog and anticipated books for future publishing include more than 250 books under contract or in final negotiations, including more than 50 books by New York Times best-selling authors. Tekno Books is expanding into one of the largest areas of publishing, which is romance fiction, and one of the fastest growing areas of publishing, which is the Christian book market. The Chief Executive Partner of Tekno Books, Dr. Martin H. Greenberg, is the owner of the remaining 49% interest in Tekno Books.

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

MOVIETICKETS.COM

         MovieTickets.com is one of the two leading website destinations for the purchase of movie tickets through the Internet; its principal competitor (other than some theaters that may conduct their own Internet ticket sales) is Fandango. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The website generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising. MovieTickets.com has been selected by AOL (including AOL Moviefone), MSN Network, Lycos Entertainment, Real Networks, Earthlink, The New York Times website, and several other premier online destinations as the exclusive provider for online movie ticketing services.

         Hollywood Media launched the MovieTickets.com website in May 2000 with several major theater exhibitors. Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Equity in Earnings of Investees, for additional information about our equity interest in MovieTickets.com, Inc. MovieTickets.com, Inc. entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a 5% interest (now 4.2%) in MovieTickets.com, Inc. for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in most participating exhibitors' theaters. In March 2001, AOL purchased a non-interest bearing convertible preferred equity voting interest in MovieTickets.com, Inc. for $8.5 million in cash, which was convertible into common stock of MovieTickets.com, Inc. In connection with the 2001 transaction with AOL, MovieTickets.com's ticket inventory began to be promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone became available through MovieTickets.com. Through an agreement in August 2004 between MovieTickets.com and AOL's Moviefone, MovieTickets.com has acquired by assignment and assumed the ticketing agreements that Moviefone had with its movie theater exhibitors, bringing the number of exhibitors MovieTickets.com directly tickets for to over 30. The Moviefone exhibitor agreements assumed by MovieTickets.com include agreements with Clearview Cinemas and Landmark Theatres.

         MovieTickets.com exhibitors currently include AMC Theatres, Consolidated Theatres, Crown Theatres, Famous Players, Hoyts Cinemas, Krikorian Premiere Theatres, Marcus Theatres, Metropolitan Theatres, National Amusements, Northeast Cinemas, Pacific Theatres, Phoenix Theatres, Rave Motion Pictures, Ritz Theatres, Sayville Theatre, Spotlight Theatres, Baederwood Movie Theatre Co., the Bryn Mawr Movie Theatre Co., the Narberth Theatre, Cinemagic Movies, Brooklyn Academy of Music, Cinema Four-Quad, Classic Cinemas, Clearview Cinemas, Dickinson Theatres, Entertainment Retail (Hollywood Hits), Kew Gardens (Cobble
Hill), Harkins Theatres, KLM Theatres, Landmark Theatres, Mann Theatres, Reading Cinemas USA (City Cinemas), and Six West (Paris/NY Twin). MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada, and represent approximately 50% of the top 50 and top 100 grossing theaters in North America. Additionally, MovieTickets.com launched in the United Kingdom in July of 2003.

EMPLOYEES

         At March 18, 2005, Hollywood Media employed approximately 271 full-time employees. Of our 271 employees, 96 employees are engaged in our data syndication and licensing business divisions conducted through the Source Business and Baseline/StudioSystems, 85 employees are engaged in our Broadway Ticketing division, 37 employees are engaged in the development, production and selling and marketing of Hollywood.com and our other websites, 4 employees are engaged in our intellectual properties division, 5 employees are engaged in our cable TV business, and 44 are corporate, technology and administrative employees. None of the employees are represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

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

         WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. OUR OPERATING RESULTS COULD FLUCTUATE SIGNIFICANTLY ON A QUARTERLY AND ANNUAL BASIS.

         We have incurred significant losses since we began doing business. In the years ended December 31, 2004 and 2003 we had net losses of approximately $11.6 million and $7.4 million, respectively. As of December 31, 2004, we had an accumulated deficit of approximately $256.5 million. We may incur additional losses while we continue to grow our businesses. Our future success will depend on the continued growth in our various businesses, and our ability to generate ticketing, licensing, syndication and advertising revenues.

         In addition, our operating results may fluctuate significantly in the future as a result of a variety of factors, including:

         o seasonal variations in the demand for Broadway tickets and resulting variations in our revenue from

           Broadway ticket sales;
         o our ability to sell advertisements to be displayed on our websites and on our cable TV networks;
         o seasonal trends in Internet usage and Internet sales and advertising placements;
         o our ability to enter into or renew strategic relationships and agreements with media organizations, websites and authors;
         o the amount and timing of our marketing expenditures and other costs relating to the expansion of our operations;
         o new products, websites or Internet services introduced by us or our competitors; and
         o technical difficulties, security concerns or system downtime affecting the Internet generally or the operation of our websites in particular.

         As a result, our operating results for any particular period may not accurately predict our future operating results.

         WE MAY NOT ABLE TO COMPETE SUCCESSFULLY.

         Ticketing Businesses. The market for ticketing services and products is intensely competitive and rapidly changing. The number of telephone services, online services, wireless services and websites competing for consumers' attention and spending has proliferated and we expect that competition will continue to intensify. We compete, directly and indirectly, for customers, advertisers, members and content providers with the following categories of companies:

         o telephone services, wireless services and websites targeted to entertainment enthusiasts, moviegoers, theatergoers and other eventgoers, which feature directories of movies, shows, events, showtimes, theater and event locations and related content, and also allow users to purchase tickets;
         o travel agents and other traditional ticketing organizations, companies, agents and brokers; and
         o the box office at each of the venues that hold events for which we sell tickets.

         Internet Businesses. The market for Internet services and products is intensely competitive and rapidly changing. Competition could result in reduced traffic to our websites, price reductions for content that we syndicate and advertising that we offer, a decline in product sales, reduced margins or loss of market share, any of which could cause a material decrease in our revenues. We compete, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:

         o online services or websites targeted to entertainment enthusiasts, particularly moviegoers and theatergoers, such as IMDb.com;
         o publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to movie enthusiasts, many of which have established or may establish websites, such as E! Online.com;
         o traditional movie and entertainment organizations including the Walt Disney Company and Warner Bros.;
         o general purpose consumer online services such as AOL, Yahoo!, and MSN, each of which provides access to movie-related information and services; and
         o web search and retrieval and other online services, such as Google, Yahoo! and other high-traffic websites.

         We believe that the principal competitive factors in attracting and retaining users are the depth, breadth and timeliness of content, the ability to offer compelling and entertaining content and brand recognition. Other important factors in attracting and retaining users include ease of use, service quality and cost. We believe that the principal competitive factors in attracting and retaining advertisers include the number of users of our website, the demographics of our users, price and the creative implementation of advertisement placements and sponsorship promotions. There can be no assurance that we will be able to compete favorably with respect to these factors.

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

         We own trademark registrations in the United States for many of the trademarks that we use, including HOLLYWOOD.COM and BROADWAY.COM, and some of our trademarks are registered in select foreign countries. We have also filed trademark applications in select foreign countries for the marks HOLLYWOOD MEDIA CORP., HOLLYWOOD.COM, and others. There can be no assurance that we will be able to secure adequate protection for these names or other trademarks in the United States or in foreign countries. If we obtain registration of those trademarks, we may not be able to prevent our competitors from using different trademarks that contain the words "Hollywood" or "Broadway." Many countries have a "first-to-file" trademark registration system; and thus we may be prevented from registering our marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that our competitors or others will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

         Our inability to protect our HOLLYWOOD.COM and BROADWAY.COM marks and other marks adequately could impair our ability to maintain and expand such brands and thus impair our ability to generate revenue from these brands.

         Intellectual Properties Business. Hollywood Media has applied for trademark and copyright protection for each of its major intellectual property titles. Hollywood Media currently has approximately 38 U.S. registered trademarks and ten pending trademark applications in the U.S. related to this business, and Netco Partners currently has six U.S. registered trademarks and three pending trademark applications in the U.S. In addition, Hollywood Media currently has approximately 27 foreign registered trademarks and 17 pending trademark applications in several foreign jurisdictions, and NetCo Partners currently has one registered trademark in the European Union. As Hollywood Media's properties are developed, Hollywood Media intends to apply for further trademark and copyright protection in the United States and certain foreign countries.

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

         WE MAY BECOME SUBJECT TO LIABILITY FOR INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.

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

         WE MUST MANAGE OUR GROWTH IN ORDER TO ACHIEVE THE DESIRED RESULTS.

         We have significantly expanded our data syndication, Internet and ticketing operations over the past six years through our acquisitions of the businesses of hollywood.com, Inc., CinemaSource, Inc., Baseline, Inc., BroadwayTheater.com, Inc., Theatre Direct NY, Inc., FilmTracker and Studio Systems, Inc., and through the launch of Broadway.com and MovieTickets.com (Hollywood Media currently owns 26.4% of the equity of MovieTickets.com, Inc.). We plan to continue to expand our operations and market presence by entering into joint ventures, acquisitions, business combinations, investments, or other strategic alliances. These transactions create risks such as:

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

         WE ARE DEPENDENT ON OUR ABILITY TO DEVELOP STRATEGIC RELATIONSHIPS WITH MEDIA, ENTERTAINMENT AND INTERNET ORGANIZATIONS.

         The success of our operations is dependent in part on our ability to enter into and maintain strategic relationships and agreements with media, entertainment and Internet organizations. There can be no assurance that we will be able to develop and maintain these strategic relationships and, if we are unable to do so, our financial conditions and results of operations could be adversely impacted.

         In addition, our intellectual property division is dependent on our ability to identify, attract and retain best-selling authors and media celebrities who create our intellectual properties. Our ability to enter into contracts with new authors or renew contracts would be impaired without the services of Dr. Martin Greenberg. See the risk factor "Our ability to attract qualified personnel and retain certain key personnel is critical to our business" below.

         OUR OPERATIONS COULD BE NEGATIVELY IMPACTED BY SYSTEMS INTERRUPTIONS.

         The hardware and software used in our Internet and ticketing operations, or that of our affiliates, could be damaged by fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. Our websites could also be affected by computer viruses, electronic break-ins or other similar disruptive problems. These system problems could affect our business. Insurance may not adequately compensate us for any losses that may occur due to any failures or interruptions in systems. General Internet traffic interruptions or delays could also harm our business. As with Internet websites in general, our websites may experience slower response times or decreased traffic for a variety of reasons. Additionally, online service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. To the extent our services are disrupted, we could lose users of our websites and our ticketing and advertising revenues could decline.

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

         WE MAY NOT BE ABLE TO ADAPT AS TECHNOLOGIES AND CUSTOMER EXPECTATIONS CONTINUE TO EVOLVE.

         To be successful, we must adapt to rapidly changing technologies by continually enhancing our websites and ticketing services and introducing new services to address our customers' changing expectations. We must evaluate and implement new technologies that are available in the marketplace or risk that our customers will not continue using our services. Examples of technologies that we continue to implement or evaluate include those related to streaming and downloading of audio and video content on our websites, delivery of content over wireless devices and the convergence of cable television, satellite and Internet services and delivery systems. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to changes affecting providers of content and services through the Internet. Our customer base and thus our revenues could decrease if we cannot adapt to these changes.

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

         Several federal laws could have an impact on our business. The Digital Millennium Copyright Act establishes binding rules that clarify and strengthen protection for copyrighted works in digital form, including works used via the Internet and other computer networks. The Child Online Protection Act is intended to restrict the distribution of certain materials deemed harmful to children. The Children's Online Privacy Protection Act of 1998 protects the privacy of children using the Internet, by requiring, among other things, (1) that in certain specific instances the operator of a website must obtain parental consent before collecting, using or disclosing personal information from children under the age of 13, (2) the operator of a website to make certain disclosures and notices on the website or online service regarding the collection, use or disclosure of such personal information, and (3) the operator of a website or online service to establish and maintain reasonable procedures to protect the confidentiality, security and integrity of personal information collected from children under the age of 13. Our efforts to comply with these and other laws subject our business to additional costs, and failure to comply could expose our business to liability.

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

         OUR ABILITY TO ATTRACT QUALIFIED PERSONNEL AND RETAIN CERTAIN KEY PERSONNEL IS CRITICAL TO OUR BUSINESS.

         Our future operating results depend substantially upon the continued service of our executive officers and key personnel. Our future operating results will also depend in significant part upon our ability to attract and retain qualified management, technical, marketing, sales and support personnel. Competition for qualified personnel in our industry is intense, and we cannot ensure success in attracting or retaining qualified personnel. In addition, there may be only a limited number of persons with the requisite skills to serve in these positions. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

         Our intellectual property business could be harmed by the loss of the services of Dr. Martin H. Greenberg, who has been primarily responsible for developing relationships with the best-selling authors who create our intellectual properties. Dr. Greenberg owns the remaining 49% interest in Tekno Books through which we operate our intellectual properties division. Many of the authors with whom we have relationships are bound to multiple book contracts and our ability to renew these contracts or enter into contracts with new authors would be impaired without the services of Dr. Greenberg.

         WE MAY BE LIABLE FOR THE CONTENT WE MAKE AVAILABLE ON THE INTERNET.

         There is risk that we could become subject to various types of legal claims relating to the content we make available on our websites or the downloading and distribution of such content, or the content we license for books, including claims such as defamation, invasion of privacy and copyright infringement. Although we carry liability insurance that covers some types of claims to a limited extent, our insurance may not cover all potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

         OUR ARTICLES OF INCORPORATION, SHAREHOLDERS' RIGHTS PLAN AND FLORIDA LAW MAY DISCOURAGE TAKEOVER ATTEMPTS.

         Certain provisions of our articles of incorporation and our shareholders' rights plan may discourage takeover attempts and may make it more difficult to change or remove management. Our articles of incorporation authorize the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. Under our shareholder's rights plan adopted in 1996, our Board of Directors declared a dividend of one right for each share of common stock. If certain events, such as a takeover bid not approved by our Board, occur, the rights will then entitle most holders to purchase at a specified price, shares of a series of our preferred stock with special voting, dividend and other rights.

         In addition, Florida has enacted legislation that may deter or frustrate takeovers of Florida corporations, such as our company. The Florida "control share acquisitions" statute provides that shares acquired in a "control share acquisition" (which excludes transactions approved by our board of directors) will not have voting rights unless the voting rights are approved by a majority of the corporation's disinterested shareholders. A "control share acquisition" is an acquisition, in whatever form, of voting power in any of the following ranges: (a) at least 20% but less than 33-1/3% of all voting power;
(b) at least 33-1/3% but less than a majority of all voting power; or (c) a majority or more of all voting power.

         The state of Florida "affiliated transactions" statute requires approval by disinterested directors or supermajority approval by disinterested shareholders of certain specified transactions between a public corporation and holders of more than 10% of the outstanding voting shares of the corporation (or their affiliates).

         OUR STOCK PRICE IS VOLATILE.

         The trading price of our common stock has and may continue to fluctuate significantly. During the 24 months ended December 31, 2004, the trading price for our common stock on the Nasdaq Stock Market ranged from $5.09 to $0.68 per share. Our stock price may fluctuate in response to a number of events and factors, such as our quarterly operating results, announcements of new products or services, announcements of mergers, acquisitions, strategic alliances, or divestitures and other factors, including similar announcements by other companies that investors may consider to be comparable to us. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the companies. These broad market and industry fluctuations may cause the market price of our stock to decrease, regardless of our operating performance.

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

         We have required substantial financing to fund our acquisitions, growth and operations since our inception, and we may require additional financing in the future. Our long-term financial success depends on our ability to generate sufficient revenue and cash flow to offset operating expenses. To the extent we do not generate sufficient revenues and cash flow to offset expenses we will require further financing to fund our ongoing operations. We cannot assure you that any additional financing will be available or if available, that it will be on favorable terms. The terms of any financing that we enter into will vary depending on many factors including, among other things, our then current financial condition, the market price of our common stock, and other characteristics and terms of our capital structure including outstanding options and warrants. We may seek to raise additional capital through public or private offerings of equity securities or debt financings. Our issuance of additional equity securities could cause dilution to holders of our common stock and may adversely affect the market price of our common stock. The incurrence of additional debt could increase our interest expense and other debt service obligations and could result in the imposition of covenants that restrict our operational and financial flexibility. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         RECENTLY ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS AND REGULATIONS ARE LIKELY TO INCREASE OUR COSTS.

         The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance and securities disclosure or compliance practices. The Sarbanes-Oxley Act also required the Securities and Exchange Commission to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has revised and continues to revise its requirements for companies that are Nasdaq-listed. These developments have increased our legal compliance and financial reporting costs. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

         WE ARE REQUIRED TO EVALUATE OUR INTERNAL CONTROL OVER FINANCIAL REPORTING UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 AND ANY ADVERSE RESULTS FROM SUCH EVALUATION, OR A FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

         We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments. We have identified certain material weaknesses in internal controls as described in Item 9A - Controls and Procedures and, during the course of our testing, we may identify additional control deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

         While we currently anticipate being able to satisfy the requirements of
Section 404 on or before May 2, 2005, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation. If we are not able to complete our assessment under Section 404 on or before May 2, 2005, we and our Independent Registered Public Accounting Firm would be unable to issue the required reports on internal control over financial reporting as of December 31, 2004.

         OTHER ECONOMIC FACTORS MAY ADVERSELY AFFECT OUR FUTURE RESULTS OR THE MARKET PRICE OF OUR STOCK (INCLUDING RECESSION, WAR OR TERRORISM).

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

ITEM 2.  PROPERTIES.
         -----------

         Hollywood Media leases office space in Florida, California, Connecticut, Wisconsin and New York. The general terms of the leases for each of these locations are as follows:

                                               Current
          Location              Square Feet   Monthly Rent     Expiration Date
          --------              -----------   ------------     ---------------

   Corporate Headquarters         10,820         $17,555       October 31, 2006
       Boca Raton, FL

        CinemaSource,             11,475         $21,133      September 30, 2010
        EventSource,
        ExhibitorAds
       Ridgefield, CT

Theatre Direct International,      1,820         $ 5,195      September 30, 2007
      Broadway.com and             3,250         $ 8,396        March 31, 2009
       1-800-BROADWAY              2,500         $ 7,375        July 31, 2007
        New York, NY                 350         $ 1,072       August 31, 2005
                                   2,880         $ 8,400       August 31, 2005

   Baseline/StudioSystems          5,765         $13,836        June 30, 2007
      Santa Monica, CA             2,048         $ 5,836        June 30, 2007

         Tekno Books               2,025         $ 1,441        Month to Month
        Green Bay, WI                463         $   350        Month to Month

-------------------

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

         See Note 17 - Commitments and Contingencies: Litigation in the Notes to Consolidated Financial Statements contained in Item 8 of Part II of this
Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.
         ------------------------------------------------

         Hollywood Media held its annual meeting of shareholders on December 16, 2004. The following describes the matters voted upon at the annual meeting and the number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if any, with respect to each matter:

         A.     Election of Directors

                NOMINEE                  VOTES FOR       VOTES WITHHELD
                -------                  ---------       --------------

                Mitchell Rubenstein      25,737,770        1,708,126
                Laurie S. Silvers        25,728,288        1,717,608
                Harry T. Hoffman         23,814,190        3,631,706
                Robert E. McAllan        25,744,870        1,701,026
                Deborah J. Simon         22,604,503        4,841,393

         B. The proposal to approve Hollywood Media Corp.'s 2004 Stock Incentive Plan.

                                                             VOTES
                                                             -----

                For                                        12,373,736
                Against                                     5,511,786
                Abstain                                       811,104
                Broker Non-Votes                            8,749,270

         C. The proposal to ratify the selection of Ernst & Young LLP as Hollywood Media's Independent Registered Public Accounting Firm for the year ending on December 31, 2004.

                                                             VOTES
                                                             -----

                For                                        27,430,044
                Against                                        13,241
                Abstain                                         2,611
                Broker Non-Votes                                  -0-

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         MARKET FOR COMMON STOCK

         Hollywood Media's common stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol HOLL. The following table sets forth, for the periods indicated below, the high and low sales prices for the common stock, as reported by Nasdaq.

                                                     HIGH               LOW
                                                     ----               ---
         2003

         First Quarter ............................  $ 1.09            $ 0.68
         Second Quarter ...........................  $ 1.70            $ 0.76
         Third Quarter ............................  $ 1.73            $ 0.97
         Fourth Quarter ...........................  $ 2.68            $ 1.15

         2004

         First Quarter ............................  $ 3.62            $ 2.31
         Second Quarter ...........................  $ 4.07            $ 3.00
         Third Quarter ............................  $ 3.77            $ 3.10
         Fourth Quarter ...........................  $ 5.09            $ 3.14

         HOLDERS OF COMMON STOCK

         As of March 25, 2005, there were 214 record holders of Hollywood Media's common stock.

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

         RECENT SALES OF UNREGISTERED SECURITIES

         Hollywood Media's issuances of securities during the quarter ended December 31, 2004 in transactions that were not registered under the Securities Act of 1933, were previously reported in Hollywood Media's Current Report on Form 8-K filed on January 7, 2005.

         ISSUER REPURCHASES OF EQUITY SECURITIES

         Hollywood Media did not repurchase any shares of its common stock during the quarter ended December 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------

         The following selected financial data has been derived from the audited Consolidated Financial Statements of Hollywood Media and should be read in conjunction with those statements included in this report: Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003; and Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002. The Consolidated Balance Sheets as of December 31, 2002, 2001 and 2000, and Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 are not included in this report.

                                                                                 YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------------
                                                     2004               2003            2002             2001             2000
                                                  -------------    -------------    -------------    -------------   ---------------

STATEMENT OF OPERATIONS DATA:

Net revenues:

     Ticketing                                    $  59,689,971    $  52,266,539    $  45,333,627    $  36,038,031    $  12,278,008
     Other                                           13,288,696       12,592,423       12,419,490       14,116,770       17,239,497
                                                  -------------    -------------    -------------    -------------    -------------

     Total net revenues                              72,978,667       64,858,962       57,753,117       50,154,801       29,517,505
                                                  -------------    -------------    -------------    -------------    -------------

Operating Expenses:

     Cost of revenues - ticketing                    51,781,133       44,850,254       39,930,761       30,686,558       10,936,025
     Editorial, production, development and
        technology (exclusive of depreciation,
        and amortization shown separately below)      5,137,458        5,347,062        5,587,852        6,208,161        8,480,709
     Selling, general and administrative             23,751,393       18,706,679       20,833,096       19,550,324       24,472,471
     Amortization of CBS advertising                     38,807          885,974       11,251,566       27,822,802       27,244,647
      Impairment Loss - CBS advertising                       -               --       57,274,680               --               --
     Write-off prepaid trade credits                          -               --          655,500               --               --
     Depreciation and amortization                    2,221,100        2,624,729        3,074,614        8,886,350       11,098,537
      Provision for closed stores and lease
        termination costs                                     -               --          (14,644)        (247,657)         233,763
                                                  -------------    -------------    -------------    -------------    -------------

Total operating expenses                             82,929,891       72,414,698      138,593,425       92,906,538       82,466,152
                                                  -------------    -------------    -------------    -------------    -------------

                Operating loss                       (9,951,224)      (7,555,736)     (80,840,308)     (42,751,737)     (52,948,647)

Equity in earnings of investees                         576,317          957,681          234,504        1,470,392        1,906,132
Interest, net                                        (2,611,081)      (1,442,707)      (1,272,879)        (144,289)        (339,522)
Other, net                                              776,572        1,163,308         (250,566)         (94,403)         (54,434)
Minority Interest                                      (388,383)        (564,233)        (665,529)        (309,868)        (411,029)
                                                  -------------    -------------    -------------    -------------    -------------

Net loss                                          $ (11,597,799)   $  (7,441,687)   $ (82,794,778)   $ (41,829,905)   $ (51,847,500)

                                                  =============    =============    =============    =============    =============

Net loss per share - basic and diluted            $       (0.42)   $       (0.36)   $       (3.24)   $       (1.61)   $       (2.23)
                                                  =============    =============    =============    =============    =============

Weighted average common and common
     equivalent shares outstanding -
     basic and diluted                               27,784,850       20,829,183       25,535,626       26,056,911       23,270,862
                                                  =============    =============    =============    =============    =============

                                                                                  AS OF DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                     2004              2003             2002             2001             2000
                                                  -------------    -------------    -------------    -------------    -------------

BALANCE SHEET DATA:
Cash and cash equivalents                         $   6,330,394    $   1,867,999    $   2,342,238    $   1,980,966    $   1,911,224
Working capital (deficit)                            (1,951,662)      (6,490,321)      (1,605,147)      10,307,769       14,871,414
Total assets                                         69,811,599       56,881,021       61,752,923      143,370,219      169,278,082
Capital lease obligations, including current
 portion                                                234,626          406,328          578,629        1,118,010        1,349,118
Convertible Debentures -  net                           799,152        4,027,629        3,223,988               --               --
Total shareholders' equity                           47,149,270       34,285,699       40,047,843      127,171,496      158,693,890

NOTES
-----
         We completed a total of five acquisitions in 1999 and 2000 (hollywood.com, CinemaSource, Baseline, BroadwayTheater.com and TDI), one acquisition (AlwaysI), as well as the closure of two of our business segments (e-commerce and retail), in 2001, completed the merger of Baseline Inc. with FilmTracker in 2002 and we acquired Studio Systems, Inc. in 2004. All of these activities have impacted the comparability of our selected financial data presented above.

         The acquisitions were accounted for under the purchase method of accounting, and accordingly, their operating results have been included in Hollywood Media's consolidated financial statements since the respective dates of acquisition.

         o On July 1, 2004, we consummated our acquisition by merger of 100% of the outstanding common stock of Studio Systems, Inc. ("SSI"), one of the leading entertainment industry database and information service providers. As a result of the acquisition, SSI became a subsidiary of Hollywood Media and its business was integrated with our Baseline/FilmTracker subsidiary now known as Baseline/StudioSystems. The aggregate purchase consideration was $4,984,359, including $157,225 of acquisition costs, of which $920,000 was held in an escrow account pending the final working capital adjustment. During the fourth quarter $170,000 in Accounts Receivable escrow was released including $33,267 in monies which were returned to Hollywood Media for uncollected guaranteed receivables. As of December 31, 2004, $750,000 in escrow remained. The $750,000 (equaling the original $920,000 held in escrow less $170,000 subsequently resolved) was not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved beyond a reasonable doubt. As part of the consideration paid to the former owners of SSI, Hollywood Media issued 73,249 shares of its common stock valued at $250,000, and agreed to make 12 monthly payments of $42,500 each. We funded the closing payments with cash on hand. In addition, as part of the consideration paid for the acquisition, Hollywood Media paid $150,000 to satisfy certain employment agreements for former SSI senior management.

         o On January 14, 2002, Fountainhead Media Services acquired a 20% equity interest in Baseline, Inc., a wholly owned subsidiary of Hollywood Media. Consideration consisted of a $2 million promissory note payable to Hollywood Media and the contribution by Fountainhead Media of its FilmTracker database, intellectual property rights, all existing contracts and its content management system with a stated value of $2 million. Our Baseline service was integrated with FilmTracker, resulting in a combined service incorporating Baseline's data with FilmTracker's content management system and interface. On January 7, 2004, we exchanged the $2 million promissory note we held for the 20% equity interest in Baseline, Inc. owned by Fountainhead, and we now own 100% of our subsidiary that owns Baseline.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         Hollywood Media is a provider of entertainment-related information, content and ticketing services to consumers and businesses. We manage a number of integrated business units focused on Hollywood, Broadway and the entertainment industry. Hollywood Media has a diverse revenue stream from this array of business units, including revenue from retail and wholesale Broadway ticket sales, business to business content and data syndication, subscription fees, content licensing fees, advertising and book development.

         We were incorporated in 1993 and our business initially consisted of the development, licensing and publishing of intellectual properties, and the operation of entertainment-related retail stores. During 1997 we ceased operations of a major portion of the publishing part of our intellectual property business (although we continue to develop and license intellectual property) and during 1998 and 1999 we phased out all of our retail stores in order to concentrate our resources on the development of a movie vertical focused on providing movie data to businesses and operating consumer websites. We expanded our organization further in 2000 by adding a ticketing business vertical providing Broadway ticketing services to businesses and consumers. A vertical is multiple business units which have complimentary operations in the same general type of business. We also continue to own an intellectual property business including Tekno Books (in which we own 51% and consolidate into our results of operations) and NetCo Partners (in which we own 50% and account for under the equity method of accounting).

         Since 1998, we have significantly expanded our business through acquisitions of other entertainment-related businesses and the development of strategic relationships with media companies.

         o On May 18, 1999, we purchased substantially all of the assets of CinemaSource, Inc., a business to business company that licenses movie showtimes and other movie-related information to newspaper companies, Internet companies, wireless businesses and others.

         o On May 20, 1999, we acquired the capital stock of hollywood.com, Inc.

         o On August 31, 1999, we purchased substantially all of the motion picture-related data assets of Paul Kagan Associates, Inc., including Baseline, a pay-per-use movie database website, and several movie-related professional publications.

         o Effective January 3, 2000, we completed agreements with CBS providing for the issuance to CBS of 6,672,031 shares of our common stock in exchange for $100 million of stated value of CBS advertising, promotion and content over seven years across its full range of media properties, valued at $130 million, and $5.3 million in cash. On March 28, 2000, CBS exercised a warrant to acquire 1,178,892 shares of our common stock by delivering $5.5 million in cash plus $5.5 million in additional CBS advertising. In August 2002, these agreements were terminated and such shares were reacquired by Hollywood Media pursuant to an Exchange Agreement with Viacom, resulting in the recording of a $57,274,680 impairment loss. See "Amortization of CBS Advertising and Impairment Loss Related to CBS Advertising" below.

         o On May 1, 2000, we launched Broadway.com and we acquired substantially all the assets of BroadwayTheater.com, Inc. which sold theater tickets online predominately for Broadway, off-Broadway and London's West End. We simultaneously consolidated BroadwayTheater.com into Broadway.com.

         o Effective September 15, 2000, we acquired Theatre Direct NY Inc., d/b/a Theatre Direct International ("TDI"), a ticketing wholesaler of Broadway, off-Broadway and London theater tickets to businesses, including travel agencies and tour operators, groups, individuals, and educational institutions.

         o On July 27, 2001, we acquired the assets of Always Independent Entertainment Corp. ("AlwaysI"), which offers independent films to subscribers over the Internet and licenses films to third parties.

         o On October 19, 2001, we acquired 1-800-BROADWAY which we use to sell Broadway tickets by phone and as a complement to the sale of Broadway tickets on our Broadway.com website.

         o On January 14, 2002, Fountainhead Media Services acquired a 20% equity interest in Baseline, Inc., a wholly owned subsidiary of Hollywood Media. Consideration consisted of a $2 million promissory note payable to Hollywood Media and the contribution by Fountainhead Media of its FilmTracker database, intellectual property rights, all existing contracts and content management system with a stated value of $2 million. Our Baseline service was integrated with FilmTracker, resulting in a combined service incorporating Baseline's data with FilmTracker's content management system and interface. On January 7, 2004, we exchanged the $2 million promissory note for the 20% equity interest owned by Fountainhead, and we now own 100% of our subsidiary that owns Baseline.

         o In January 2002, we launched ExhibitorAds as yet another expansion of the CinemaSource operations. ExhibitorAds leverages the movie theater showtimes from the CinemaSource data collection systems and our relationship with various exhibitors creating exhibitor paid ads for insertion in newspapers around the country.

         o In July 2002, we launched two new digital cable television channels, "Totally Hollywood TV" and "Totally Broadway TV," which we renamed Hollywood.com Television and Broadway.com Television in 2004. The digital cable TV networks provide on-demand video content and on some cable systems up-to-date showtimes for the latest box office movies and current Broadway shows.

         o On August 28, 2002, Hollywood Media Corp. entered into an Exchange Agreement with Viacom Inc. pursuant to which, Viacom re-conveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media's common stock, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. Under the Exchange Agreement, Viacom also paid Hollywood Media $2.0 million in cash, and Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties for use through December 31, 2003. This Exchange Agreement terminated various agreements with CBS, completed in January 3, 2000 as detailed above.

         o On July 1, 2004, we consummated our acquisition by merger of 100% of the outstanding common stock of Studio Systems, Inc., one of the leading entertainment industry database and information service providers. As a result of the acquisition, Studio Systems, Inc. ("SSI") became a subsidiary of Hollywood Media and its business was integrated with our Baseline/FilmTracker subsidiary now known as Baseline/StudioSystems. The aggregate purchase consideration was $4,984,359, including $157,225 of acquisition costs, of which $920,000 was held in an escrow account pending the final working capital adjustment. During the fourth quarter of 2004 $170,000 in Accounts Receivable escrow was released including $33,267 in monies which were returned to Hollywood Media Corp. for uncollected guaranteed receivables. As of December 31, 2004, $750,000 in escrow remained. The $750,000 (equaling the original $920,000 held in escrow less $170,000 subsequently resolved) was not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved beyond a reasonable doubt. As part of the consideration paid to the former owners of SSI, Hollywood Media issued 73,249 shares of its common stock valued at $250,000, and agreed to make 12 monthly payments of $42,500 each. We funded the closing payments with cash on hand. In addition, as part of the consideration paid for the acquisition, Hollywood Media paid $150,000 to satisfy certain employment agreements for former SSI senior management.

         These changes to our business have affected our results of operations and financial condition. Historically, we generated revenues from our intellectual properties business and our entertainment retail operations. Following the closure of our retail stores by the end of 1999 and expansion of our business through acquisitions, we currently rely on our Broadway ticketing operations, data business syndication operations and Internet advertising sales along with our existing intellectual properties business to generate revenues for the foreseeable future.

         The growth of our businesses, including Broadway ticketing data syndication and Internet ad sales operations has required substantial financing and may require additional financing to fund our growth plan and for working capital. Our operating plans and assumptions indicate that anticipated cash flows, when combined with other potential sources of capital, including the $5 million commitment by our Chief Executive Officer and our President to provide funding as described below, will be sufficient to meet our operating, liquidity and/or working capital requirements through the twelve month period ending December 31, 2005. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or reduce the scope of our operations. We believe that our long-term financial success depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses, or if we do not generate positive cash flows from these activities, we will require further financing to fund our ongoing operations.

         The following discussion and analysis should be read in conjunction with Hollywood Media's Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

RESULTS OF OPERATIONS

         Year ended December 31, 2004 ("fiscal 2004") as compared to the year ended December 31, 2003 ("fiscal 2003") and year ended December 31, 2002 ("fiscal 2002").

COMPOSITION OF OUR BUSINESS SEGMENTS ARE AS FOLLOWS:

         o BROADWAY TICKETING - Includes our Broadway.com online ticketing operations and ticket sales through 1-800-BROADWAY as well as our TDI ticketing business.

         o DATA BUSINESS - Includes our CinemaSource, EventSource, ExhibitorAds and Baseline/StudioSystems operations.

         o INTERNET AD SALES - Includes advertising sold on the websites Hollywood.com and Broadway.com, the AlwaysI subscription service which offers films to subscribers over the Internet and barter revenues derived from the collection and compilation of movie showtimes data and the hosting of websites for movie theaters in exchange for advertising services from the theaters.

         o INTELLECTUAL PROPERTIES - Includes our book development and book licensing operation through our 51% owned subsidiary Tekno Books. This segment does not include our 50% interest in NetCo Partners.

         o CABLE TV - Includes two interactive cable televisions channels, "Hollywood.com Television" and "Broadway.com Television."

         The following tables summarize changes in Hollywood Media's revenue and operating expense by reportable segment for the years 2004, 2003 and 2002.

NET REVENUES ANALYSIS             NET REVENUES
                                  ------------           2003 to      2003 to
                                                          2004         2004 %
                              2004          2003         Change       Change
                           -----------  ------------   -----------   --------

Broadway Ticketing         $59,689,971  $ 52,266,539  $  7,423,432         14%
Data Business                7,990,473     6,940,971     1,049,502         15%
Internet Ad Sales            2,814,921     2,812,173         2,748          0%
Intellectual Properties      2,483,302     2,836,279      (352,977)       (12%)
Cable T.V                           --         3,000        (3,000)      (100%)
                           -----------  ------------  ------------   --------

TOTALS                     $72,978,667  $ 64,858,962  $  8,119,705         13%
                           ===========  ============  ============   ========

                                NET REVENUES
                                ------------             2002 to      2002 to
                                                        2003          2003 %
                              2003          2002         Change       Change
                           -----------  ------------  ------------   --------

Broadway Ticketing         $52,266,539   $45,333,627  $  6,932,912         15%
Data Business                6,940,971     6,185,290       755,681         12%
Internet Ad Sales            2,812,173     3,823,338    (1,011,165)       (26%)
Intellectual Properties      2,836,279     2,396,137       440,142         18%
Cable T.V                        3,000         5,000        (2,000)       (40%)
Other                               --         9,725        (9,725)      (100%)
                           -----------  ------------  ------------   --------

TOTALS                     $64,858,962  $ 57,753,117  $  7,105,845         12%
                           ===========  ============  ============   ========

OPERATING EXPENSE ANALYSIS    OPERATING EXPENSES
                              ------------------         2003 to      2003 to
                                                         2004         2004
                              2004          2003         Change       Change
                           -----------  ------------  -----------    --------

Broadway Ticketing         $58,135,785  $ 50,838,944  $  7,296,841         14%
Data Business                7,452,828     6,327,818     1,125,010         18%
Internet Ad Sales            5,234,342     5,876,714      (642,372)       (11%)
Intellectual Properties      1,676,081     1,773,481       (97,400)        (5%)
Cable T.V                      872,901       900,104       (27,203)        (3%)
Other                        9,557,954     6,697,637     2,860,317         43%
                           -----------  ------------  ------------    -------

TOTALS                     $82,929,891  $ 72,414,698  $ 10,515,193         15%
                           ===========  ============  ============    =======

                              OPERATING EXPENSES
                              ------------------         2002 to      2002 to
                                                         2003         2003
                              2003          2002         Change       Change
                           -----------  ------------  ------------   --------

Broadway Ticketing         $50,838,944  $ 44,950,041  $  5,888,903         13%
Data Business                6,327,818     6,516,564      (188,746)        (3%)
Internet Ad Sales            5,876,714    75,222,031   (69,345,317)       (92%)
Intellectual Properties      1,773,481       933,384       840,097         90%
Cable T.V                      900,104       544,942       355,162         65%
Other                        6,697,637    10,426,463    (3,728,826)       (36%)
                           -----------  ------------  ------------   --------

TOTALS                     $72,414,698  $138,593,425  $(66,178,727)       (48%)
                           ===========  ============  ============   ========

COMPARISON OF PERCENTAGE CHANGES IN NET REVENUES AND OPERATING EXPENSES
-----------------------------------------------------------------------

                              2003 to 2004          2003 to 2004       2002 to 2003        2002 to 2003
                                Revenues         Operating Expenses     Revenues         Operating Expenses
                              ------------       ------------------    ------------      ------------------
Increase (decrease) in -
Broadway Ticketing                 14%                  14%                15%                    13%
Data Business                      15%                  18%                12%                    (3%)
Internet Ad Sales                   0%                 (11%)              (26%)                  (92%)
Intellectual Properties           (12%)                 (5%)               18%                    90%
Cable T.V                        (100%)                 (3%)              (40%)                   65%
Other                              --                   43%              (100%)                  (36%)
                                 ----                  ---               ----                    ---

TOTALS                             13%                  15%                12%                   (48%)
                                 ====                  ===               ====                    ===

NET REVENUES

         Total net revenues for fiscal 2004 were $72,978,667 compared to $64,858,962 and $57,753,117 for fiscal 2003 and 2002, respectively. Revenues increased $8,119,705 or 13% in fiscal 2004 from fiscal 2003 and increased $7,105,845 or 12% in fiscal 2003 from fiscal 2002. The increase in net revenues for fiscal 2004 as compared to fiscal 2003 is primarily the result of increases in Broadway ticketing revenue of $7,423,432, and Data Business revenue of $1,049,502 offset in part by a decrease in Intellectual Properties revenue of $352,977. We recorded no barter revenue in 2004 and 2003 and $1,011,606 in barter revenue in fiscal 2002. Barter revenue as a percentage of total net revenue was 0% in fiscal 2004 and 2003 and 2% in fiscal 2002. In fiscal 2004, net revenues were derived 82% from Broadway Ticketing, 11% from Data Business, 4% from Internet Ad Sales and 3% from Intellectual Properties. In fiscal 2003, Broadway Ticketing represented 81% of all net revenues, Data Business represented 11%, Internet Ad Sales represented 4% and Intellectual Properties represented 4%. In fiscal 2002, Broadway Ticketing represented 78% of all revenues, Data Business represented 11%, Internet Ad Sales represented 7% and Intellectual Properties represented 4%.

         Broadway Ticketing net revenue for fiscal 2004 was $59,689,971 as compared to $52,266,539 for fiscal 2003, and $45,333,627 for fiscal 2002.
Broadway Ticketing net revenue increased $7,423,432 or 14% for fiscal 2004 from fiscal 2003 and increased $6,932,912 or 15% for fiscal 2003 from fiscal 2002. The increase in Broadway Ticketing net revenue in fiscal 2004 is the result of an increase in sales to consumers attributed primarily to the launch of the new Broadway.com website in November 2004, hotel package sales and change in strategy of our advertising initiatives as well as growth in tourism in New York City. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London's West End both online via Broadway.com and offline via 1-800-BROADWAY to domestic and international travel professionals, traveling consumers and New York area theater patrons. Ticketing revenue is recognized on the date of performance of the show. Ticket revenue received for performances yet to take place is recorded as deferred revenue on our balance sheet.

         Data Business net revenue (which includes CinemaSource, EventSource, ExhibitorAds and Baseline/StudioSystems) was $7,990,473 for fiscal 2004 compared to $6,940,971 for fiscal 2003, and $6,185,290 for fiscal 2002. Data Business net revenue increased $1,049,502 or 15% for fiscal 2004 from fiscal 2003 and increased $755,681 or 12% for fiscal 2003 from fiscal 2002. This increase in Data Business revenue in fiscal 2004 is largely attributable to the acquisition of Studio Systems, Inc. in July 2004, offsetting a decrease in EventSource revenues resulting from a reduction in the level of event coverage in some smaller geographical markets. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to other media outlets and Internet companies including newspapers such as The New York Times, Internet companies including AOL's Moviefone and Digital City, MSN, Yahoo! and Lycos, and wireless providers. Revenue for ExhibitorAds is generated by creating exhibitor paid directory ads for insertion in newspapers around the country. Baseline/StudioSystems is a film and television database, licensing its data to businesses and professionals in the entertainment industry and generates revenues from the syndication of its data as well as subscription revenue.

         Internet ad sales net revenue was $2,814,921 for fiscal 2004 as compared to $2,812,173 for fiscal 2003 and $3,823,338 for fiscal 2002. Internet ad sales net revenue was essentially unchanged in fiscal 2004 as compared to fiscal 2003. We note that new ad sales leadership was brought in during the third quarter 2004, and partly as a result there was a 49% sequential increase in Internet ad sales from third quarter 2004 to fourth quarter 2004. Net Internet ad sales revenues decreased in fiscal 2003 by $1,011,165 from fiscal 2002, attributable to a decrease in non-cash barter revenue of $1,011,606. Internet ad sales revenue is generated from the sale of advertisements and sponsorships on Hollywood.com and Broadway.com. Included in Internet ad sales are non-cash barter revenues of $0 for fiscal 2004 and 2003, and $1,011,606 for fiscal 2002, respectively. As a percentage of Internet ad sales, barter revenues comprised 0% for fiscal 2004 and 2003 and 26% of Internet ad sales for fiscal 2002. Hollywood Media recorded two types of barter revenue related to Internet advertising as described more fully below.

         Barter transactions that generate non-cash advertising revenue (included in Internet ad sales revenues), in which Hollywood Media received advertising in exchange for content advertising on its website were $0 and $17,689 for fiscal 2003 and 2002, respectively. Barter advertising transactions accounted for 0% of Hollywood Media's total net revenue for fiscal 2004 and 2003 and less than 1% for fiscal 2002, and 0% for fiscal 2004 and 2003 and 1% of total Internet ad sales and other revenue for fiscal 2002. As further described in Note 3 to the consolidated financial statements, commencing on January 20, 2000 we adopted Emerging Issues Task Force, EITF No. 99-17 "Accounting for Advertising Barter Transactions," consensus relating to barter revenue and records barter revenue only in instances where the fair value of the advertising surrendered could be determined based on our historical practice of receiving cash for similar advertising.

         Hollywood Media also recorded barter revenue and an equal amount of expense earned under a contract with the National Association of Theater Owners ("NATO"), which Hollywood Media acquired through its acquisition of hollywood.com, Inc. on May 20, 1999. This income is included in Internet ad sales revenue. Through the NATO contract, which is no longer in effect, Hollywood Media promoted its website to movie audiences by airing movie trailers about Hollywood.com before feature films that played in NATO-member theaters. In exchange, Hollywood Media hosted websites for member theaters and collected and compiled movie showtimes for the exhibiting NATO members, as well as providing promotional materials and movie information and editorial content. Hollywood Media recorded $0 and $993,917 in promotional non-cash revenue and non-cash expense included in selling, general and administrative expense under the NATO contract for fiscal 2003 and 2002, respectively. Barter revenue from the NATO contract accounted for 0% and 2% of Hollywood Media's total net revenue for 2003 and 2002, respectively and also accounted for 0% and 26% of total Internet ad sales for 2003 and 2002, respectively.

         Intellectual properties revenues were $2,483,302 for fiscal 2004, compared to $2,836,279 for fiscal 2003 and $2,396,137 for fiscal 2002. Net revenues generated from Intellectual Properties decreased $352,977 or 12% in fiscal 2004 from fiscal 2003 and increased $440,142 or 18% in fiscal 2003 from fiscal 2002. The decrease in fiscal 2004 is attributed to a series of six books (Left Behind), five of which were completed, delivered and accounted for in fiscal 2003, and the sixth and last book of the series was completed, delivered and accounted for in fiscal 2004. The Intellectual Properties division generates revenues from several different activities including book development and licensing, and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies.

EQUITY IN EARNINGS OF INVESTEES

         Equity in earnings of investees consists of the following:

                                            As of December 31,
                              ----------------------------------------------
                                  2004          2003             2002
                               ---------     ----------    -----------------

         NetCo Partners (a)    $ 576,317     $  957,681       $  234,504
         MovieTickets.com (b)         --             --               --
                               ---------     ----------       ----------
                               $ 576,317     $  957,681       $  234,504
                               =========     ==========       ==========

         (a) NetCo Partners

         NetCo Partners owns Tom Clancy's NetForce and is primarily engaged in the development and licensing of Tom Clancy's NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method. Hollywood Media's 50% share of earnings of NetCo Partners was $576,317 for fiscal 2004, a decrease of 40% or $381,364 as compared to $957,681 for fiscal 2003. Our 50% share of earnings was $234,504 for fiscal 2002. Revenues decreased for fiscal 2004 compared to fiscal 2003 primarily due to a per book payment decrease for NetForce books numbers 9 and 10 delivered to the North American publisher in fiscal 2004. Revenues vary year to year dependent on the timing of deliveries of manuscripts to the publisher although, notwithstanding the timing of manuscript deliveries, typically, one NetForce book is published each year in North America. Costs related to the acquisition, development and sales of the intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.

         (b) MovieTickets.com, Inc.

         Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. ("AMC") and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"). Effective August 2000, the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in most participating exhibitors' movie screens. In March 2001, America Online Inc. ("AOL") purchased a non-interest bearing convertible preferred voting equity interest in MovieTickets.com for $8.5 million in cash.

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. at December 31, 2004, and shares in 26.4% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.4% of MovieTickets.com income or loss as Equity in Earnings Of Investees. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media had not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media has recorded no income or losses for its investment in MovieTickets.com for fiscal 2004, 2003, and 2002. During fiscal 2000, Hollywood Media contributed $500,000 in cash to MovieTickets.com and issued warrants to AMC to acquire 90,573 shares of Hollywood Media common stock at an exercise price of $17.875 per share valued at $1,000,000. The fair market value of the warrant was recorded as additional investment. During 2001, we loaned MovieTickets.com $100,000. All loans made to MovieTickets.com were repaid in cash with interest in March 2001.

         MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com website in May 2000 with several major movie theater exhibitors. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The website generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket. Service fees on ticket sales were introduced in November 2000. MovieTickets.com's current participating exhibitors include AMC Theatres, Consolidated Theatres, Crown Theatres, Famous Players, Hoyts Cinemas, Krikorian Premiere Theatres, Marcus Theatres, Metropolitan Theatres, National Amusements, Northeast Cinemas, Pacific Theatres, Phoenix Theatres, Rave Motion Pictures, Ritz Theatres, Sayville Theatre, Spotlight Theatres, Baederwood Movie Theatre Co., the Bryn Mawr Movie Theatre Co., the Narberth Theatre, Cinemagic Movies, Brooklyn Academy of Music, Cinema Four-Quad, Classic Cinemas, Clearview Cinemas, Dickinson Theatres, Entertainment Retail (Hollywood Hits), Kew Gardens (Cobble Hill), Harkins Theatres, KLM Theatres, Landmark Theatres, Mann Theatres, Reading Cinemas USA (City Cinemas), and Six West (Paris/NY Twin). These exhibitors operate theaters located in all of the top twenty markets and approximately 70% of the top 50 and top 100 markets in the United States and Canada and represent approximately 50% of the top 50 and top 100 grossing theaters in North America. Additionally, MovieTickets.com operates in the United Kingdom.

OPERATING EXPENSES

         COST OF REVENUES - TICKETING. Cost of revenues - ticketing was $51,781,133 for fiscal 2004 compared to $44,850,254 for fiscal 2003 and $39,930,761 for fiscal 2002. Cost of revenues consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment. As a percentage of ticketing revenues, cost of revenues - ticketing was 87%, 86% and 88% for fiscal 2004, 2003 and 2002, respectively. The reduction in cost of revenue as a percentage of ticketing revenue in 2003 and 2004 was due in part to a greater proportion of higher margin consumer ticket sales in 2003 and 2004 as compared to 2002.

         EDITORIAL, PRODUCTION, DEVELOPMENT AND TECHNOLOGY. Editorial, production, development and technology costs consist of payroll and related expenses for the editorial and production staff responsible for creating content on the company's websites for our internet ad sales and business to business segments. Internet access and computer related expenses for the support and delivery of the company's services and fees and royalties paid to authors and co-editors for the intellectual properties segments are also included. Editorial, production, development and technology expense for fiscal year 2004 was $5,137,458 compared to $5,347,062 for fiscal 2003 and $5,587,852 for fiscal 2002. As of percentage of our other (non-ticketing) revenues, these costs were 39%, 42% and 45% for fiscal 2004, 2003 and 2002, respectively. Lower media streaming rates contributed to the reduction in these costs in 2004.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist of occupancy costs, production costs, human resources and administrative functions as well as professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commission due to advertising agencies, ad rep firms and other parties) and salaries and benefits. Selling, general and administrative expenses for fiscal 2004 were $23,751,393 as compared to $18,706,679 and $20,833,096 for fiscal 2003 and 2002, respectively. Selling, general and administrative expenses increased $5,044,714 or 27% in fiscal 2004 as compared to fiscal 2003 due primarily to the acquisition of Studio Systems in July 2004, consulting and auditing fees primarily relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, advertising expense in our Broadway Ticketing division, and payroll. The final settlement of the Water Garden lease litigation resulted in expense of $805,804 in 2004 and contributed to the increase in selling, general and administrative expenses in fiscal 2004 over 2003. Selling, general and administrative expenses decreased by $2,126,417 or 10% in fiscal 2003 compared to fiscal 2002 due to the completed amortization of the deferred compensation under a 2002 exchange agreement. As a percentage of net revenue, selling, general and administrative expenses increased to 33% for fiscal 2004 from 29% for fiscal 2003 and 36% for 2002. Barter expense included in selling, general and administrative expense was $0 for fiscal years 2004 and 2003 and $1,011,606 for fiscal 2002. As a percentage of selling, general and administrative expenses, barter transactions accounted for approximately 0%, for fiscal year 2004 and 2003 and 5% of selling, general and administrative expenses for fiscal 2002. We anticipate net increases in selling, general and administrative expenses in 2005 due in large part to the anticipated reengineering of processes and systems in order to improve operational efficiency under the new Sarbanes-Oxley environment, as well as the associated and other increases in compensation expense.

         AMORTIZATION OF CBS ADVERTISING AND IMPAIRMENT LOSS RELATING TO CBS ADVERTISING. Amortization of CBS advertising relating to our agreements with Viacom was $38,807 for fiscal 2004 compared to $885,974 and $11,251,566 for fiscal 2003 and 2002, respectively. Under our agreements with Viacom, Hollywood Media issued shares of common stock and warrants in exchange for cash and CBS's advertising and promotional efforts over seven years across its full range of media properties. The fair value of the common stock and warrants issued to Viacom was recorded in the balance sheet as deferred advertising and amortized as the advertising is used each related contract year. Since June 30, 2004, unamortized deferred advertising has been zero.

         On August 28, 2002, an Exchange Agreement ("Exchange Agreement") was entered into among Hollywood Media, its wholly owned subsidiaries, hollywood.com, Inc. and Broadway.com, Inc., and Viacom Inc. Pursuant to the Exchange Agreement, Viacom re-conveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media's common stock, $.01 par value per share, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. The common stock and warrants had a fair value of $10,656,657 at the time of the Exchange Agreement. Viacom also paid Hollywood Media $2.0 million in cash and Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties for use through December 31, 2003. Each of the Advertising and Promotion Agreement and Content License Agreement, dated as of January 3, 2000, between hollywood.com, Inc. and Viacom, including hollywood.com, Inc.'s right to air additional advertising and promotion on CBS properties, was terminated. The remaining recorded value of the terminated advertising and promotion under the Advertising and Promotion Agreement and Content License Agreement at the time of the Exchange Agreement was $70,998,003 (representing approximately $49 million in stated actual advertising). Hollywood Media recorded a non-cash impairment loss of $58,341,346 in August 2002, the difference between the advertising cancelled and the fair value of the common stock and warrants returned by Viacom, plus the $2.0 million in cash paid by Viacom. In addition, during 2001 Viacom had prepaid to Hollywood Media, in cash, for advertising to be delivered in 2002 and 2003. At August 28, 2002, the value of the deferred advertising revenue remaining on Hollywood Media's balance sheet was $1,066,666. This balance reduced the impairment loss recorded. The aggregate impairment loss recorded in August 2002 was $57,274,680.

         TRADE CREDITS. During the year ended December 31, 2002, we wrote off $655,500 of prepaid barter trade credits that we received in October 2000 when we closed the e-commerce division. The barter trade credits were initially received in exchange for merchandise inventory that we sold on one of our websites.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web development, leasehold improvements, capital leases and amortization of goodwill and intangibles. Depreciation and amortization expense was $2,221,100 for fiscal 2004 as compared to $2,624,729 and $3,074,614 for fiscal 2003 and 2002, respectively. Depreciation and amortization decreased $403,629 or 15% in fiscal 2004 compared to fiscal 2003 and decreased $449,885 or 15% from fiscal 2003 compared to fiscal 2002. This is primarily due to certain tangible assets becoming fully amortized each year.

INTEREST, NET

         Interest, net was $2,611,081 for fiscal 2004, as compared to $1,442,707 and $1,272,879 for fiscal 2003 and 2002, respectively. The increase of $1,168,374, or 81%, in interest, net in fiscal 2004 over fiscal 2003 was primarily attributable to interest charges on the early conversion in 2004 of $4.7 million in principal of Convertible Debentures, on which the conversion price was reduced, resulting in an increase in the beneficial conversion feature and the associated amortization. For fiscal 2004, $2,299,846 was recorded in interest expense for the amortization of the deferred finance costs, beneficial conversion and discount. The increase in interest of $169,828 net, in fiscal 2003 over fiscal 2002 was primarily attributable to interest charges and amortization of the beneficial conversion feature related to the convertible debentures of $803,641, offset by the elimination of interest charges related to the extension of a promissory note guaranteed by Hollywood Media since the note was paid off in 2003.

OTHER, NET

         Other, net was $776,572 for fiscal 2004, as compared to $1,163,308 and $(250,566) for fiscal 2003 and 2002, respectively. The decrease of $386,736, or 33% in other, net in fiscal 2004 over fiscal 2003 was primarily because the gain recognized upon termination of a put-call option held by a former minority shareholder of Baseline was greater in 2003 than 2004. The increase of $1,413,874 in other, net in fiscal 2003 over 2002 was primarily attributable to a reduction of $1,534,820 in the value of such put-call option, which was marked to market when Hollywood Media exchanged the $2 million promissory note that Hollywood Media held for the 20% equity interest in Baseline, Inc. held by Fountainhead Media. (See Note 5 to Hollywood Media's Consolidated Financial Statements included in this Form 10-K), offset by payment in stock made to the former owner of TDI of $430,042.

NET LOSS AND LOSS PER SHARE

         Hollywood Media's net loss for fiscal 2004 was $11,597,799 as compared to a net loss of $7,441,687 and $82,794,778 for fiscal 2003 and 2002, respectively. The net loss increased in fiscal 2004 by $4,156,112, partially attributable to approximately $1,324,982 in accounting audit fees and consulting fees related to compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. In addition, fiscal 2004 had a non-cash gain of $719,250 as compared to a non-cash gain of $1,534,820 in 2003, which resulted from the exchange of a $2.0 million note receivable. The net loss decreased in fiscal 2003 by $75,353,091, primarily attributable to the impairment of $57,274,680 booked in 2002 pursuant to the termination of advertising and promotion under the Exchange Agreement with Viacom, Inc. in 2002. Net loss per basic and diluted share for fiscal 2004 was $0.42 as compared to a net loss per basic and diluted share of $0.36 for fiscal 2003 and a net loss per basic and diluted share for 2002 of $3.24.

         We continue to focus our resources on the expansion of our Data Business, Broadway Ticketing, Internet ad sales and Intellectual Properties units. Broadway Ticketing has become the most significant revenue source for Hollywood Media, most notably through the launch of Broadway.com in May 2000 and 1-800-BROADWAY in November 2001. In January 2002, we merged Baseline with FilmTracker providing a combined service incorporating Baseline's rich data with FilmTracker's content management system and in July 2004 acquired Studio Systems, Inc., a leading entertainment industry database and information service provider. Expansion of our Data Business is equally as important since we have stabilized the costs to run these operations and we expect that the high gross margins generated from these business units will improve overall cash flow.

         While Hollywood Media believes that the acquisitions made during 1999 through 2004 together with the continuing consolidation of resources and development of our businesses will lead Hollywood Media to net income in the future, there can be no assurances that the revenues generated will be sufficient to generate material net positive cash flow or net income.

LIQUIDITY AND CAPITAL RESOURCES

         Hollywood Media's cash and cash equivalents were $6,330,394 at December 31, 2004 as compared to $1,867,999 at December 31, 2003, an increase of $4,462,395. Our net working capital deficit (defined as current assets less current liabilities) was $1,951,662 at December 31, 2004 as compared to $6,490,321 at December 31, 2003.

         Net cash used in operating activities was $5,772,737 during 2004 as compared to $351,274 during 2003, which cash usage for 2004 included, among other things, $907,617 to purchase Broadway ticketing inventory held for sale during 2004 and 2005, and payment of $847,805 in settlement of the Water Garden litigation. Net cash used in investing activities was $5,608,216 during 2004 as compared to $376,419 during 2003, which cash usage for 2004 included, among other things, an aggregate of $3,208,758 used for the Studio Systems acquisition, and $1,431,037 used for capital expenditures including

$484,850 and $232,064 for equipment and software purchases, respectively, and $152,381 for the deposit and consultation and implementation of the new accounting system. Net cash provided by financing activities was $15,843,348 during 2004 as compared to $253,454 during 2003, which cash provided during 2004 was comprised primarily of net proceeds resulting from Hollywood Media's private placement of common stock during the first quarter of 2004 as further described below.

         In February 2004, Hollywood Media completed a private placement of common stock, which included the issuance of 5,773,355 shares of common stock to investors and five-year warrants to purchase an aggregate of 1,732,006 shares of common stock with an exercise price of $2.84 per share. Hollywood Media net cash proceeds from the private placement were approximately $15.1 million after deduction of expenses in connection with the transaction.

         In May 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of investors upon payment of an aggregate $5.7 million cash investment from such investors. The investors included Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President, of Hollywood Media, and they participated in this financing with a $500,000 cash investment upon the same terms as the other investors. The investors also received fully vested warrants (the "Warrants") to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. As a result of the above-referenced private placement of common stock in February 2004, the $3.46 per share conversion price of the Debentures was reduced to $3.30 per share, and the exercise price of the Warrants was reduced to $3.34 per share, after giving effect to the weighted average anti-dilution provisions of the Debentures and Warrants. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements.

         During August and September of 2004, $4.7 million principal amount of the Debentures was converted into shares of Hollywood Media's common stock at a conversion price of $3.05 per share, including the $500,000 principal amount of Debentures held by Hollywood Media's Chief Executive Officer and President. Prior to such conversions, the prevailing conversion price of the converted Debentures had been reduced from $3.30 per share to $3.05 per share pursuant to Hollywood Media's negotiations and agreements with the converting investors for the purpose of facilitating such conversions prior to maturity.

         Following such conversions, the remaining Debenture still outstanding ($1,000,000 principal amount) was amended to extend the maturity date to May 22, 2006 and to remove restrictive covenants, and the conversion price of this Debenture was reduced from $3.30 per share to $3.20 per share. This outstanding Debenture is convertible at the option of the investor at any time through the maturity date into shares of common stock of Hollywood Media. Prior to conversion, the Debenture bears interest at 6% per annum, payable quarterly in cash or common stock. Hollywood Media can elect at its option to convert up to 50% of the Debenture at maturity, if the required conditions specified in the Debenture are satisfied.

         In 2001, Hollywood Media entered into an agreement with a third party whereby we monetized a certain portion of our accounts receivable. In April of 2004, the agreement was terminated by Hollywood Media. Under this financing arrangement, Hollywood Media received an initial advance of 85% of the invoice amount, with the remaining 15%, less fees, transferred to Hollywood Media upon payment by the customer to the third party.

         Pursuant to an agreement dated March 28, 2005, in the event that Hollywood Media requires additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President have committed to provide Hollywood Media with an amount not to exceed $5.0 million through January 1, 2006, if needed to enable Hollywood Media to meet its operating, liquidity and/or working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generated cash from debt or equity financings, operational cash flow, proceeds from a sale of a division or subsidiary of Hollywood Media, Hollywood Media's share of debt, equity or similar transactions by its equity investees or cash distributions received from MovieTickets.com. Advances will bear interest at the prime rate plus one percent.

         The growth of our businesses, including our data syndication, ticketing and Internet ad sales operations has required substantial financing and may require additional financing to fund our growth plans and for working capital. Based on our plans and assumptions for operations and investment and financing activities during 2005, we estimate that our cash and cash equivalents on hand, anticipated cash flow from operations, and potential amounts available if we undertake further equity or debt financing, will be sufficient to meet our working capital and investment requirements through the end of the twelve-month period ending December 31, 2005. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations.

         In July 2004, Hollywood Media invested approximately $3.2 million in cash to consummate its acquisition of Studio Systems, Inc. for integration with our Data Business division. This amount could be reduced pending resolution of the $750,000 portion of the purchase price currently held in escrow (see Note
(5) of the Notes to Consolidated Financial Statements). Although we have substantially completed the planned integration process, there are still some ongoing integration activities and tasks to be completed and related costs to be incurred.

         We currently anticipate additional capital expenditures in 2005 to be approximately $1.0 million for various systems and equipment upgrades. These anticipated 2005 capital expenditures do not include any estimates for business acquisitions.

         During 2004 we incurred costs in connection with preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including $0.9 million for consulting expertise, and $0.4 million of increased audit expenses for the Section 404 review. At this time we are unable to accurately estimate the full amount of the costs that Hollywood Media will incur during 2005 in connection with our ongoing Section 404 compliance efforts, however, such costs during 2005 are currently anticipated to include, in addition to the new information systems referenced above, an additional $0.8 million for consulting expertise and $0.5 million for the Section 404 audit expenses. Additional costs may be incurred during 2005 in connection with Section 404 compliance preparations but have not been quantified at this time. See "Selling, General and Administrative" above regarding certain anticipated expense increases during 2005.

CONTRACTUAL OBLIGATIONS

         The following table sets forth information regarding some of our contractual obligations as specified as of December 31, 2004, in accordance with SEC rules requiring this disclosure.

                                                       Payments Due by Period
                                  --------------------------------------------------------------

Contractual                                     Less than     Years        Years        After
Obligations                          Total       1 Year        1-3          4-5        5 Years
-------------------------------   ----------   ----------   ----------   ----------   ----------
Long-term debt (1)                $1,000,000   $        -   $1,000,000   $        -   $        -
Capital lease obligations (2)        252,383      162,257       86,026        4,100            -
Operating lease obligations (3)    3,506,057      992,681    1,573,892      715,790      223,694
                                  ----------   ----------   ----------   ----------   ----------

TOTAL CONTRACTUAL OBLIGATIONS     $4,758,440   $1,154,938   $2,659,918   $  719,890   $  223,694
                                  ==========   ==========   ==========   ==========   ==========

(1) Long-term debt is the Senior Convertible Debentures due May 22, 2006 exclusive of interest.

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

OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2004 and December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding "off-balance sheet arrangements."

CRITICAL ACCOUNTING POLICIES

         In response to the SEC's Release Number 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and SEC Release Number 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 3 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

         Allowance for Doubtful Accounts

         The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company's accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer's account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $394,183 and $259,109 at December 31, 2004 and December 31, 2003, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company's customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company's consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographical regions.

         Ticketing Revenue Recognition

         Ticketing revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational facilities. Revenue recognition is deferred on ticket sales until performance has taken place. Ticketing revenue and cost of revenue are recorded on a gross basis.

         In August 2002, the FASB Emerging Issue Task Force issued EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" (EITF 02-16), which addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor's products and a entity that purchases the vendor's products from a reseller. Hollywood Media adopted early EITF Issue No. 02-16 on December 31, 2002 for its ticketing business. The impact on reported results of operations on 2002 was a reduction in net revenues and a corresponding decrease in cost of revenue - ticketing by $1,101,683 resulting in no change in financial position.

         Advertising Costs

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. During 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media was entitled to utilize a specified portion of this advertising each contract year. The deferred advertising was carried on Hollywood Media's balance sheet as a deferred asset and was being amortized over the contract period as the advertising is utilized. Advertising expense recorded related to CBS advertising for 2004, 2003 and 2002 was $38,807, $885,974 and $11,251,566, respectively, and is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS advertising."

         On August 28, 2002, Hollywood Media entered into an Exchange Agreement with Viacom which terminated various agreements with CBS. Refer to "Amortization of CBS Advertising and Impairment Loss Relating to CBS Advertising" above.

         Self-Insurance Reserves

         Hollywood Media maintains self-insured retentions for its health benefits programs and limits its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company's self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company's self-insurance liability, management considers a number of factors, which include historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the maximum amount of potential liability under the stop-loss coverage due to the lack of historical claims experience data available. In the future, management will consult third-party actuaries to assist in management's estimate.

         Stock Based Compensation

         As permitted under Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure - an amendment of FAS 123" ("SFAS No. 148"), which amended Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), we have chosen to account for our Stock Plan under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded (except as discussed in Note 18 - Supplemental Disclosure of Noncash Investing and Financial Activities in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K). SFAS No. 148 requires disclosure of the estimated fair value of our employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values. Determining the fair value of stock option requires the Company to make assumptions regarding the key variables of a stock option pricing model which includes expected volativity, estimated life and dividend yield. These estimates are sensitive to changes in several factors including market conditions.

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

         We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in 2004, 2003, or 2002 other than the asset write downs discussed in Note 9 - Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

         As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date in 2004, 2003 and 2002. (See Note 9 - Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K). As of December 31, 2004, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media's goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media's goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would not result in the impairment of goodwill of any reporting unit.

INFLATION AND SEASONALITY

         Although we cannot accurately determine the precise effects of inflation, we do not believe inflation has a material effect on sales or results of operations. We consider our business to be somewhat seasonal and expect net revenues to be generally higher during the second and fourth quarters of each fiscal year for our Tekno Books book licensing business as a result of the general publishing industry practice of paying royalties semi-annually. The Ticketing Business is also effected by seasonal variations with net revenues generally higher in the second quarter as a result of increased sales volumes due to the Tony Awards(C) and in the fourth quarter due to increased levels during the holiday period. In addition, although not seasonal, our intellectual properties division and NetCo Partners both experience fluctuations in their respective revenue streams, earnings and cash flow as a result of the amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. The recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

AUDIT FEES AND OTHER

         The aggregate audit fees incurred by Hollywood Media for professional services rendered for the audit of its annual financial statements for the year ended December 31, 2004 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the year ended December 31, 2004 were $1,465,035. Refer to Item 14 - Principal Accounting Fees and Services.

RELATED PARTY TRANSACTIONS

         Hollywood Media has been a party to various transactions with certain officers, directors and affiliates. See the descriptions of such transactions in
Item 13, Certain Relationships and Related Transactions, and Note 21 - Related Party Transactions in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm..................    37

Consolidated Balance Sheets
  as of December 31, 2004 and December 31, 2003..........................    38

Consolidated Statements of Operations
  for the Years Ended December 31, 2004, 2003 and 2002 ..................    39

Consolidated Statements of Shareholders' Equity
  for the Years Ended December 31, 2004, 2003 and 2002 ..................    40

Consolidated Statements of Cash Flows
  for the Years Ended December 31, 2004, 2003 and 2002 ..................    41

Notes to Consolidated Financial Statements ..............................    42

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Hollywood Media Corp.

         We have audited the accompanying consolidated balance sheets of Hollywood Media Corp. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statement of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hollywood Media Corp. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

                                                    /s/ Ernst & Young LLP
                                                    Certified Public Accountants

Fort Lauderdale, Florida
March 28, 2005

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,     December 31,
                                                                                      2004             2003
                                                                                  -------------    -------------
                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $   6,330,394    $   1,867,999
   Receivables, net                                                                   1,992,478        1,496,934
   Inventories                                                                        8,467,405        5,770,289
   Prepaid expenses                                                                   1,124,363          941,966
   Other receivables                                                                  1,205,803          654,141
   Other current assets                                                                  45,935           10,296
   Deferred advertising - CBS                                                                 -           38,807
   Restricted cash                                                                      255,000                -
                                                                                  -------------    -------------
   Total current assets                                                              19,421,378       10,780,432

RESTRICTED CASH                                                                               -          850,000
AQUISITION ESCROW                                                                       750,000                -
PROPERTY AND EQUIPMENT, net                                                           2,455,040        2,236,906
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES                                 435,509          164,205
INTANGIBLE ASSETS, net                                                                1,515,985        1,603,985
GOODWILL                                                                             44,977,429       40,813,682
OTHER ASSETS                                                                            256,258          431,811
                                                                                  -------------    -------------
   TOTAL ASSETS                                                                   $  69,811,599    $  56,881,021
                                                                                  =============    =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITES:
   Accounts payable                                                               $   4,043,098    $   2,201,431
   Accrued expenses and other                                                         5,172,920        5,178,467
   Loan from shareholder/officer                                                              -          600,000
   Deferred revenue                                                                  12,006,919        9,063,317
   Current portion of capital lease obligations                                         150,103          227,538
                                                                                  -------------    -------------
   Total current liabilities                                                         21,373,040       17,270,753

DEFERRED REVENUE                                                                        227,000          193,063
CAPITAL LEASE OBLIGATIONS, less current portion                                          84,523          178,790
MINORITY INTEREST                                                                        74,075           21,895
OTHER DEFERRED LIABILITY                                                                104,539          903,192
CONVERTIBLE DEBENTURES, NET                                                             799,152        4,027,629

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 539,127 shares authorized; none outstanding               -                -
     Common stock, $.01 par value, 100,000,000 shares authorized; 31,283,706 and
     21,810,266 shares issued and outstanding at December 31, 2004 and
     December 31, 2003, respectively                                                    312,837          218,103
   Additional paid-in capital                                                       305,729,408      279,087,772
   Deferred compensation                                                             (2,437,500)        (162,500)
   Accumulated deficit                                                             (256,455,475)    (244,857,676)
                                                                                  -------------    -------------
   Total shareholders' equity                                                        47,149,270       34,285,699
                                                                                  -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $  69,811,599    $  56,881,021
                                                                                  =============    =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                      -------------
                                                                         2004            2003              2002
                                                                     -------------    -------------    -------------

NET REVENUES
   Ticketing                                                         $  59,689,971    $  52,266,539    $  45,333,627
   Other                                                                13,288,696       12,592,423       12,419,490
                                                                     -------------    -------------    -------------
                                                                        72,978,667       64,858,962       57,753,117
                                                                     -------------    -------------    -------------
OPERATING EXPENSES

   Cost of revenues - ticketing                                         51,781,133       44,850,254       39,930,761
   Editorial, production, development and technology (exclusive of
     depreciation and amortization shown separately below)               5,137,458        5,347,062        5,587,852
   Selling, general and administrative                                  23,751,393       18,706,679       20,833,096
   Amortization of CBS advertising                                          38,807          885,974       11,251,566
   Impairment loss - CBS advertising                                             -                -       57,274,680
   Write-off of prepaid trade credits                                            -                -          655,500
   Depreciation and amortization                                         2,221,100        2,624,729        3,074,614
   Provision for closed stores and lease termination costs                       -                -          (14,644)
                                                                     -------------    -------------    -------------

     Total operating expenses                                           82,929,891       72,414,698      138,593,425
                                                                     -------------    -------------    -------------

     Operating loss                                                     (9,951,224)      (7,555,736)     (80,840,308)

EQUITY IN EARNINGS OF INVESTEES                                            576,317          957,681          234,504

OTHER INCOME (EXPENSE):
   Interest, net                                                        (2,611,081)      (1,442,707)      (1,272,879)
   Other, net                                                              776,572        1,163,308         (250,566)
                                                                     -------------    -------------    -------------

     Loss before minority interest                                     (11,209,416)      (6,877,454)     (82,129,249)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                             (388,383)        (564,233)        (665,529)
                                                                     -------------    -------------    -------------

     Net loss                                                        $ (11,597,799)   $  (7,441,687)   $ (82,794,778)
                                                                     =============    =============    =============

Basic and diluted loss per common share                              $       (0.42)   $       (0.36)   $       (3.24)
                                                                     =============    =============    =============

Weighted average common and common equivalent shares
   Outstanding - basic and diluted                                      27,784,850       20,829,183       25,535,626
                                                                     =============    =============    =============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of operations.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS'EQUITY

                                              Common Stock        Additional
                                         ---------------------     Paid-in         Deferred        Accumulated
                                           Shares      Amount      Capital       Compensation        Deficit           Total
                                         ----------   --------  -------------    -------------    -------------    -------------
Balance - December 31, 2001              27,971,409   $279,714   $283,687,361      $(2,174,368)   $(154,621,211)    $127,171,496

Issuance of options and
  warrants for services
  rendered                                        -          -        641,269                -                -          641,269
Issuance of stock - 401(k)
  employer match and
  other                                      21,940        220        134,407                -                -          134,627
Issuance of restricted
  common stock                              520,682      5,207         (5,207)               -                -                -
Amortization of deferred
  compensation                                    -          -              -        2,174,368                -        2,174,368
Issuance of stock -
  note extension                             43,044        430        186,787                -                -          187,217
Employee stock compensation                  54,392        544        292,551                -                -          293,095
Stock option and warrant
  exercise - net issuance                    34,644        346         97,287                -                -           97,633
Issuance of warrants pursuant
  to exercise notice                        218,009      2,180         (2,180)               -                -                -
Interest payment to convertible
  debenture holders                          87,459        875        114,110                -                -          114,985
Issuance of stock for acquisitions           28,571        286        109,998                -                -          110,284
Warrants and beneficial conversion
  feature -  convertible debentures               -          -      2,903,838                -                -        2,903,838
Retirement of common stock pursuant
  to an exchange agreement               (8,614,687)   (86,147)   (10,570,510)               -                -      (10,656,657)
Shares repurchased and retired             (111,600)    (1,116)      (328,418)               -                -         (329,534)
Net loss                                          -          -              -                -      (82,794,778)     (82,794,778)
                                         ----------   --------  -------------     ------------    -------------    -------------

Balance - December 31, 2002              20,253,863   $202,539   $277,261,293     $          -    $(237,415,989)   $  40,047,843
                                         ==========   ========   ============     ============    =============    =============

Issuance of stock, options and
  warrants for services rendered            152,500   $  1,525   $    143,879     $          -    $           -    $     145,404
Issuance of stock - 401(k) employer
  match and other                           155,783      1,558        154,225                -                -          155,783
Issuance of stock - stock option
  exercise                                   65,000        650         85,850                -                -           86,500
Issuance of restricted common stock         293,638      2,936        377,228         (325,000)               -           55,164
Amortization of deferred compensation             -          -              -          162,500                -          162,500
Settlement of debt with common stock        319,835      3,198        426,844                -                -          430,042
Settlement of employment agreement          115,000      1,150        139,150                -                -          140,300
Settlement of guarantee with common
  stock                                     110,836      1,108        151,027                -                -          152,135
Interest payment to convertible
  debenture holders                         315,240      3,153        308,848                -                -          312,001
Purchase price adjustment                    28,571        286         39,428                -                -           39,714
Net loss                                          -          -              -                -       (7,441,687)      (7,441,687)
                                         ----------   --------  -------------     ------------   --------------    -------------

Balance - December 31, 2003              21,810,266   $218,103  $ 279,087,772     $   (162,500)   $(244,857,676)   $  34,285,699
                                         ==========   ========  =============     ============    =============    =============

Issuance of stock options and
  warrants for services rendered                  -   $      -  $     233,081     $          -    $           -    $     233,081
Issuance of compensatory stock for
  services rendered                          20,000        200         87,064                -                -           87,264
Issuance of stock - 401(k)
  employer match                             52,627        526        139,461                -                -          139,987
Acquisition costs paid with stock
  based compensation                              -          -        158,000                -                -          158,000
Proceeds from issuance of stock to
  consultants                               285,211      2,852        667,148                -                -          670,000
Issuance of stock - stock option
  exercises                                 319,500      3,195        447,160                -                -          450,355
Issuance of stock - warrant
  exercise, net of placement commissions    280,958      2,810        762,698                -                -          765,508
Issuance of stock to employees               10,383        104         34,896                -                -           35,000
Issuance of restricted common stock         800,000      8,000      2,592,000       (2,600,000)               -                -
Amortization of deferred compensation             -          -              -          325,000                -          325,000
Issuance of stock for business
  acquisition                                73,249        732        249,268                -                -          250,000
Issuance of stock for acquisitions
  of intangible assets                      159,567      1,596        523,147                -                -          524,743
Change in beneficial conversion
  feature on convertible  debentures              -          -        707,070                -                -          707,070
Issuance of stock - interest on
  convertible debentures                    157,605      1,576        356,282                -                -          357,858
Issuance of stock - conversion of
  convertible debentures                  1,540,985     15,410      4,684,590                -                -        4,700,000
Private placement, net of expenses        5,773,355     57,733     14,999,771                -                -       15,057,504
Net loss                                          -          -              -                -      (11,597,799)     (11,597,799)
                                         ----------   --------  -------------    -------------   --------------    -------------

Balance - December 31, 2004              31,283,706   $312,837  $ 305,729,408    $  (2,437,500)  $ (256,455,475)   $  47,149,270
                                         ==========   ========  =============    =============   ==============    =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders' equity.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                                --------------------------------------------
                                                                                   2004            2003             2002
                                                                                ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $(11,597,799)   $ (7,441,687)   $(82,794,778)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                 2,221,100       2,624,729       3,074,614
     Interest paid in stock                                                          357,858         312,001         743,958
     Amortization of discount and beneficial conversion feature on
       convertible debentures                                                      2,131,525         803,641               -
     Amortization of deferred financing costs                                        168,321         129,696          75,657
     Equity in earnings of investees, net of return of invested capital             (271,304)        130,233       1,228,081
     Compensation expense on stock options and warrants                              233,081               -               -
     Compensation expense on employee stock issuances                                 35,000               -               -
     Amortization of deferred compensation costs                                     325,000         217,664       2,174,368
     Provision for bad debts                                                         174,034         134,061         233,188
     Amortization of CBS advertising                                                  38,807         885,974      11,251,566
     Write-off - prepaid trade credits                                                     -               -         655,500
     Impairment loss - CBS advertising                                                     -               -      57,274,680
     Issuance of compensatory stock for services rendered                             87,264         145,404       1,137,223
     Minority interest in earnings of subsidiaries, net of distributions to
       minority owners                                                                52,180         100,605         (34,974)
     Amortization of put/call option                                                (719,250)     (1,534,820)              -
   Changes in assets and liabilities:
     Receivables                                                                    (135,586)        214,068        (423,670)
     Inventories                                                                  (2,697,116)      1,225,849         (57,867)
     Prepaid expenses                                                                 35,327          84,488        (279,972)
     Other receivables                                                              (518,718)       (143,609)              -
     Other current assets                                                            (26,044)        237,236        (246,493)
     Restricted cash                                                                 850,000        (850,000)              -
     Other assets                                                                      7,232         175,724         (12,249)
     Accounts payable                                                              1,809,946         846,768        (214,266)
     Accrued expenses and other                                                     (593,049)      1,626,954         614,654
     Deferred revenue                                                              2,338,857        (332,402)        127,793
     Other deferred liability                                                        (79,403)         56,149       1,514,770
                                                                                ------------    ------------    ------------
       Net cash  used in operating activities                                     (5,772,737)       (351,274)     (3,958,217)
                                                                                ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                           (1,431,037)       (376,419)     (1,427,803)
   Acquisition of businesses, net of cash acquired                                (3,208,758)              -         (10,000)
   Acquisition escrow                                                               (750,000)              -               -
   Acquisition of intangible assets                                                 (218,421)              -               -
                                                                                ------------    ------------    ------------
     Net cash used in investing activities                                        (5,608,216)       (376,419)     (1,437,803)
                                                                                ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from shareholder/office loan                                                   -         700,000       1,651,000
   Payments of shareholder/officer loan                                             (600,000)       (100,000)     (2,101,000)
   Payments to repurchase common stock                                                     -               -        (329,031)
   Payments on notes payable                                                               -               -        (100,000)
   Proceeds from issuance of shares to consultants                                   670,000         150,000               -
   Proceeds from exchange of advertising for common stock and warrants                     -               -       2,000,000
   Net repayments to factor                                                         (196,056)       (141,421)         (4,378)
   Proceeds received from issuance of convertible debentures                               -               -       5,342,600
   Proceeds received from exercise of stock options                                  450,355               -               -
   Proceeds received from exercise of warrants                                       765,508               -               -
   Net proceeds from issuance of common stock in private placement                15,057,504               -               -
   Payments under capital lease obligations                                         (303,963)       (355,125)       (701,899)
                                                                                ------------    ------------    ------------
     Net cash provided by financing activities                                    15,843,348         253,454       5,757,292
                                                                                ------------    ------------    ------------

   Net increase (decrease) in cash and cash equivalents                            4,462,395        (474,239)        361,272

CASH AND CASH EQUIVALENTS, beginning of period                                     1,867,999       2,342,238       1,980,966
                                                                                ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                        $  6,330,394    $  1,867,999    $  2,342,238
                                                                                ============    ============    ============
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
   Interest paid
                                                                                $     55,411    $    126,734    $    137,551
                                                                                ============    ============    ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        DECEMBER 31, 2004, 2003 AND 2002
                        --------------------------------

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

         Hollywood Media's main websites on the World Wide Web ("web") are Hollywood.com and Broadway.com. Hollywood.com was acquired in May 1999 and features movie showtime listings, movie descriptions and reviews, digitized trailers and photos, entertainment news, box office results, interactive games, movie soundtracks, celebrity profiles and biographies, coverage of entertainment awards shows and film festivals and video coverage of movie premiers. Hollywood Media launched the Broadway.com website on May 1, 2000. Broadway.com features theater showtimes for live theater venues in the United States as well as in London; the ability to purchase Broadway, off-Broadway and London theater tickets online; theater news; interviews with stage actors and playwrights; opening-night coverage; theater reviews and video excerpts from selected shows. Hollywood Media generates revenues through the sale of advertising on these websites and the sale of live theater tickets and hotel and restaurant packages online.

         Hollywood Media's syndication business began in May 1999 with the acquisition of CinemaSource, Inc., a supplier of movie showtimes and related content in the United States and Canada to newspapers, wireless companies, Internet companies and other media outlets. In mid 1999 Hollywood Media launched the EventSource business as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts, sporting events, festivals, and live theater. Hollywood Media launched ExhibitorAds in January 2002 as a further expansion of the CinemaSource operations. ExhibitorAds leverages the movie theater showtimes from the CinemaSource data collection systems and relationships with various movie exhibitors to create exhibitor paid directory ads for insertion in newspapers around the country and also provides other exhibitors marketing services including brochures and movie showtimes e-mail marketing. In June 2004, Hollywood Media acquired the assets of Front Row Marketing, a provider of opt-in e-mails of movie showtimes services for certain movie theater exhibitors in the United States, and integrated this operation into its ExhibitorAds business unit. Hollywood Media further expanded its syndication business with the acquisition of Baseline, Inc. ("Baseline") in August 1999. Baseline is a flat fee and pay-per-use subscription website geared to movie studios, movie and TV production companies and movie and TV professionals. During January 2002, Hollywood Media merged Baseline with FilmTracker (then owned by Fountainhead Media), a leading provider of information services to professionals in the feature film and television industries, and in July 2004, acquired Studio Systems, Inc., a leading entertainment industry database and information service provider. The new combined service incorporates all of Baseline's and Studio Systems' data with FilmTracker's content management system and interface.

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

         Hollywood Media is a 50% partner in NetCo Partners. NetCo Partners was formed in June 1995 as a joint venture between Hollywood Media and C.P. Group, Inc., a company in which best-selling author Tom Clancy is a shareholder. NetCo Partners is engaged in the development and licensing of Tom Clancy's NetForce. Hollywood Media records 50% of the earnings in NetCo Partners as equity in earnings of investees.

         In 2000, Hollywood Media acquired an interest in MovieTickets.com Inc., a joint venture, primarily with AMC Entertainment Inc. (AMC), National Amusements, Inc. (NAI), Viacom Inc. and America Online, Inc. (AOL). Hollywood Media owns 26.4% of the equity in the MovieTickets.com joint venture, and shares in 26.4% of the losses or income generated by the joint venture. The MovieTickets.com website, which launched in May 2000, allows users to purchase movie tickets online and retrieve them at "will call" windows or kiosks at the theaters. MovieTickets.com generates revenue from the sale of advertising and from service fees charged to users for the purchase of tickets. These revenues are not included in Hollywood Media's revenues. Hollywood Media records its share of the earnings or loss in MovieTickets.com as equity in earnings of investees. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.Com as Hollywood Media had not committed to fund future losses, if any, generated by MovieTickets.com. Refer to Note 16 for discussion of Hollywood Media's interest in MovieTickets.com, Inc.

         Hollywood Media has expended significant funds developing its ticketing, data business, Internet ad sales, intellectual property, e-commerce, and other businesses. Operating losses since inception have contributed to an accumulated deficit of $256.5 million at December 31, 2004. The success of Hollywood Media's operations in future years is dependent on its ability to generate adequate revenues and cash flows to offset operating expenses. Hollywood Media expects to incur additional losses while it continues to grow its businesses. Hollywood Media's operating plans and assumptions indicate that anticipated cash flows, when combined with other potential sources of capital, will be sufficient to meet working capital requirements for the year 2005. There can be no assurances that Hollywood Media will be able to generate sufficient revenues from these activities to cover its costs and therefore, Hollywood Media may continue to incur losses and negative cash flows from operations. To the extent that Hollywood Media does not generate sufficient revenues to offset expenses Hollywood Media will require further financing beyond cash on hand to fund ongoing operations.

         Pursuant to an agreement dated March 28, 2005, in the event that Hollywood Media requires additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President have committed to provide Hollywood Media with an amount not to exceed $5.0 million through January 1, 2006, if needed to enable Hollywood Media to meet its operating, liquidity and/or working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generates cash from debt or equity financings, operational cash flow or proceeds from a sale of a division or subsidiary of Hollywood Media, Hollywood Media's share of debt equity or similar transactions by its equity investees or cash distributions received from MovieTickets.com. Advances will bear interest at the prime rate plus one percent.

         In February 2004, Hollywood Media completed a $16.4 million private placement of 5,773,355 shares of its common stock and warrants, whereupon the Company received net proceeds of approximately $15.1 million after deduction of expenses in connection with the transaction. Refer to Note 14 for discussion of securities offerings completed during 2004.

(2)      RESTATEMENT:
         ------------

         The Company's audited consolidated financial statements for the year ended December 31, 2002 and the Company's unaudited consolidated financial statements for the three months ended March 31, 2003, the three and six months ended June 30, 2003 and the three and nine months ended September 30, 2003 have been restated for the matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004.

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

         Principles of Consolidation
         ---------------------------

         The Company's consolidated financial statements include the accounts of Hollywood Media, its wholly owned subsidiaries, and its 51% owned subsidiary, Tekno Books. All significant intercompany balances and transactions have been eliminated in consolidation and a minority interest has been established to reflect the outside ownership of Tekno Books. Hollywood Media's 50% and 26.4% ownership interests in NetCo Partners and MovieTickets.com, respectively, are accounted for under the equity method of accounting.

         Accounting Estimates
         --------------------

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. Significant estimates and assumptions embodied in the accompanying financial statements include the adequacy of reserves for accounts receivables and self-insurance as well as Hollywood Media's ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets.

         Cash and Equivalents
         --------------------

         Hollywood Media considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $4,893,363 and $917,902 at December 31, 2004 and 2003 respectively.

         Receivables
         -----------

         Receivables consist of amounts due from customers who have advertised on Hollywood Media's websites, have purchased content from Hollywood Media's syndication businesses, have purchased live theater tickets and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $394,183 and $259,109 at December 31, 2004 and 2003 respectively. Changes in the allowance for doubtful accounts consisted of:

                                Additions (Deductions)
                        ---------------------------------------
                         Balance at   Charges to     Charged                          Balance at
                         Beginning     costs and     to other                           end of
                         of period     expenses      accounts            Write Offs     period
                        -----------   ----------   ------------          ----------   ----------
Allowance for doubtful
    accounts:

    2004                $   259,109   $  174,034   $    49,014     (A)   $   87,974   $  394,183

    2003                $   307,398   $  134,061   $     7,715     (A)   $  190,065   $  259,109

    2002                $   375,681   $  233,188   $     3,205     (A)   $  304,676   $  307,398

Notes: (A) Collections on accounts previously written off, acquisitions/divestiture of subsidiaries.

         During 2001, Hollywood Media entered into an agreement with a third party whereby a certain portion of its accounts receivable was monetized. Hollywood Media received an initial advance of 85% of the invoice amount, with the remaining 15%, less fees, transferred to Hollywood Media upon payment by the customer to the third party. At December 31, 2003, included in "accrued expenses and other" in the accompanying consolidated balance sheet is a liability of $196,057 which was recorded for advances that had been paid to Hollywood Media but remained payable by Hollywood Media's customers to the third party. In April 2004, Hollywood Media terminated the agreement.

         Allowance for Doubtful Accounts
         -------------------------------

         The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company's accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer's account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $394,183 and $259,109 at December 31, 2004 and December 31, 2003, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company's customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company's consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographical regions.

         Inventories
         -----------

         Inventories consists primarily of Broadway tickets or other live theater tickets sold to groups, individuals, travel agencies, as well as theater tickets inventory and are carried at cost using the specific identification method. Ticket inventory does not include movie tickets. Balances of Inventories as of December 31, 2004 and 2003 are as follows:

                                            2004            2003
                                        -----------     -----------
             Ticket inventory           $ 1,006,245     $   146,110
             Sold ticket inventory        7,460,914       5,614,446
             Other                              246           9,733
                                        -----------     -----------

                  Total                 $ 8,467,405     $ 5,770,289
                                        ===========     ===========

         The portion of receivables and inventory balances that relate to the sales of tickets to groups, individuals and travel agencies for Broadway and other live theatre shows are, with isolated exceptions, for shows or performances that take place at venues in New York, New York, a major metropolitan area reported as subject to the threat of terrorist acts from time to time by relevant U.S. Government agencies. Hollywood Media recognizes that a significant civil disturbance occurring in New York could lead to closures of available performance venues for which it may not receive reimbursement of ticket costs and/or payment on outstanding receivables, and adversely impact the normal conduct of its operations within the City of New York for an indefinite period of time.

         Property and Equipment
         ----------------------

         Property and equipment are carried at cost and are divided into six categories. The categories and estimated service lives are as follows:

            Furniture and fixtures                           5 years
            Equipment                                        3 years
            Website Development                              3 years
            Equipment under capital lease                  Term of lease
            Leasehold improvement                          Term of lease
            Internally developed software in progress   3 years upon completion

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

         WebSite Development Costs and Internally Developed Software
         -----------------------------------------------------------

         EITF 00-2, "Accounting for WebSite Development Costs" is the authoritative guidance for accounting for website costs. In EITF- 00-2, the Task Force reached a consensus that all costs relating to software used to operate a website should be accounted for under Statement of Position 98-1 unless a plan exists or is being developed to market the software externally. Website development costs capitalized during the years ended December 31, 2004, 2003 and 2002 were $232,705, $0 and $380,815 respectively. Website development costs are amortized using the straight-line method over a 3 year period.

         Certain software development costs for internally developed software have been capitalized in accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs include purchased software for internal use, consulting services and costs for personnel associated with programming, coding and testing such software during the application development stage and are included in "property and equipment" in the accompanying consolidated balance sheet. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense in the accompanying consolidated statements of operations. Software development costs are being amortized using the straight-line method over three years. Internally developed software costs capitalized during the years ended December 31, 2004, 2003 and 2002 were $171,364, $0 and $111,012 respectively.

         Goodwill and Intangible Assets
         ------------------------------

         Prior to December 31, 2001, goodwill had been amortized on a straight-line basis over its estimated useful life, which ranged from 10 to 40 years. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if indicators arise. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. Hollywood Media has selected October 1, 2004 as the date upon which it conducts its annual impairment review. The Company's annual impairment analysis, which was performed during the fourth quarter, did not result in an impairment charge for 2004.

         Impairment of Long-Lived Assets
         -------------------------------

         Effective December 31, 2001, Hollywood Media adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30") for the disposal of a segment of a business. Consistent with SFAS No. 121, SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, as defined in SFAS No. 144, are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

         Hollywood Media evaluates the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. Hollywood Media determines fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in 2004, 2003, or 2002 other than the asset write downs discussed in Note 14.

         Revenue Recognition
         -------------------

         Revenue recognition policies for ticketing, syndication, advertising and book packaging and licensing, are set forth below.

         Ticketing. Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational facilities. Proceeds from these sales received in advance of the corresponding performance activity are recorded as deferred revenue at the time of receipt, and are recognized as revenue in the period the performance of the show occurs.

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

         In August 2002, the FASB Emerging Issue Task Force issued EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" (EITF 02-16), which addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor's products and a entity that purchases the vendor's products from a reseller. Hollywood Media early adopted EITF Issue No. 02-16 on January 1, 2002. The impact on reported results of operations for 2002 was a reduction in net revenues and a corresponding decrease in cost of revenue-ticketing by $1,101,683 resulting in no net impact on operating results. Rebates received from certain producers reduce the carrying value of inventories until such time as the performance occurs, upon which the Company records the related rebates as a reduction of cost of revenues-ticketing.

         Gift certificate revenue is derived from the sale of gift certificates for Broadway, off-Broadway, London shows and Dinner and Show sales to individuals, groups, travel agencies, tour groups and corporate programs. Proceeds from these sales are included in "Deferred revenue" in the accompanying consolidated balance sheet at the time of receipt, and are recognized as revenue in the period the performance of the show occurs.

         Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in "Deferred revenue" in the accompanying consolidated balance sheet, at the time of receipt, and are recognized as revenue on the day of departure from hotel.

         Shipping and Handling. The Company includes shipping and handling costs in net revenues and cost of sales. Shipping and handling revenues amounted to $208,260, $167,684 and $342,106 for the years ended December 31, 2004, 2003 and
2002, respectively. Shipping and handling cost of sales amounted to $154,352, $129,994 and $77,020 for the years ended December 31, 2004, 2003 and 2002, respectively.

         Syndication. Syndication revenue is derived from the sale of the entertainment related content to other businesses. Revenue is recognized after the information has been delivered and collection of the resulting receivable is reasonably assured. Royalty income is recognized pursuant to contract terms when it is reasonably assured, generally upon collection.

         Advertising Revenue. Advertising revenue is derived from the sale of advertising on Hollywood Media's websites. Advertising revenue is recognized over the period that the advertisement is displayed, provided that no significant obligations of Hollywood Media remain and collection is reasonably assured. Hollywood Media's obligations typically are based on or include guarantees of a minimum number of impressions or times that an advertisement is viewed by users of Hollywood Media's websites. In these instances, depending on the form of the arrangement, revenue is recognized either based on the number of impressions delivered to the customer or number of times an advertisement is viewed by a user, or upon delivery of the required minimum numbers of impressions or times that an advertisement is viewed by a user.

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

         Revenue relating to Hollywood Media's book licensing business is recognized when the earnings process is complete, typically when a publisher accepts a book for publishing. Advances received from publishers are recorded as deferred revenues until the book is accepted by the publisher. In the book licensing division, expenditures for co-editors and permission payments are also deferred and recorded as prepaid expenses until the book is accepted by the publisher, at which time such costs are expensed.

         Barter Transactions
         -------------------

         Hollywood Media periodically enters into barter agreements with other Internet companies to exchange advertising on each other's websites. The Company accounts for these arrangements in accordance with EITF No. 99-17 which requires gross reporting of advertising barter transactions only where barter transactions can be supported by an equivalent quantity of similar cash transactions.

         Hollywood Media recorded $17,689 in 2002 in other barter revenue and expense relating to Internet advertising.

         Hollywood Media recorded barter revenue and expense under the NATO contract, which Hollywood Media acquired through its acquisition of hollywood.com, Inc. in 1999. In connection with the NATO contract, Hollywood Media also acquired rights and obligations under ancillary agreements with individual theaters that participate in the NATO organization. Pursuant to these agreements, Hollywood Media collected and compiled movie showtimes data for NATO member theaters and hosted websites for certain theaters so as to display the movie showtimes and other information about the theater. In addition, Hollywood Media provided ongoing website maintenance services for certain theaters including providing promotional materials, movie and theater information, advertising and editorial content. In exchange, the theaters promoted the Hollywood.com website to movie audiences by airing movie trailers about Hollywood.com, 40 out of 52 weeks per year, before feature films that played in most NATO-member theaters. Hollywood Media recorded revenue and expense from these activities measured at the fair value of the services exchanged in accordance with APB No. 29 "Accounting for Nonmonetary Transactions." In 2002 Hollywood Media recorded $993,917, in revenue and expense under the NATO contract. The NATO contract is no longer in effect.

         Hollywood Media recorded total barter revenue and expenses of $1,011,606 relating to Internet advertising and under its NATO contract in 2002.

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

         Loss Per Common Share
         ---------------------

         SFAS No. 128, "Earnings Per Share," requires companies to present basic and diluted earnings per share ("EPS"). Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.

         Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 5,668,066, 6,686,174 and 6,553,249 were excluded from the calculation of diluted loss per share in 2004, 2003 and 2002, respectively, because their impact was anti-dilutive.

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

         Had compensation cost for all stock options granted pursuant to the Company's plans been determined consistent with SFAS No. 123, as amended by SFAS No. 148, Hollywood Media's net loss and net loss per share would have increased to the following pro forma amounts:

                                                                                                 Year ended December 31,
                                                                                   ------------------------------------------------
                                                                                       2004              2003              2002
                                                                                   ------------      ------------      ------------

Reported net loss                                                                  $(11,597,799)     $ (7,441,687)     $(82,794,778)
Non-cash compensation expense under intrinsic value method                                9,141                --            97,633
Stock-based employee compensation expense under the fair value method                (1,521,644)       (2,617,896)       (4,045,923)
                                                                                   ------------      ------------      ------------

Adjusted net loss                                                                   (13,110,302)     $(10,059,583)     $(86,743,068)
                                                                                   ============      ============      ============

Reported net loss per share                                                        $      (0.42)     $      (0.36)     $      (3.24)
                                                                                   ============      ============      ============

Adjusted net loss per share                                                        $      (0.47)     $      (0.48)     $      (3.40)
                                                                                   ============      ============      ============

Weighted average common and common equivalent shares
Outstanding - basic and diluted                                                      27,784,850        20,829,183        25,535,626
                                                                                   ============      ============      ============

         The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

                                        2004            2003       2002
                                    -------------  -------------  -------
Average risk free interest rate         3.88%          3.00%       3.86%
Expected lives of options (years):
  Two year options                        2              2           2
  Three year options                      3              3           3
  Five and Ten year options               5              5           5
Expected volatility range           74.1% - 84.2%  78.6% - 89.9%  86.59%

         In 2004, 2003 and 2002, Hollywood Media recorded expense of $233,081, $145,404 and $641,269, respectively, related to stock options and warrants granted on various dates to non-employees of Hollywood Media in exchange for services.

         Advertising Costs
         -----------------

         Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. In the first quarter of 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media was entitled to utilize a specified portion of this advertising each contract year. The deferred advertising was carried on Hollywood Media's balance sheet as a deferred asset and was being amortized over the contract period as the advertising was utilized. Advertising expense recorded related to CBS advertising for 2004, 2003 and 2002 was $38,807, $885,974 and $11,251,566
respectively, and is separately reported in the accompanying consolidated statements of operations under the caption "Amortization of CBS Advertising." All other advertising costs for 2004, 2003 and 2002 were $1,934,792, $1,350,825 and $2,027,163, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and include non-cash advertising expenses for barter transactions of $1,011,606 for 2002.

         Self-Insurance Reserves
         -----------------------

         Hollywood Media maintains an accrual for self-insured retentions for its health benefits programs and limits its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company's self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company's self-insurance liability, management considers a number of factors, which include historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the maximum amount of potential liability under the stop-loss coverage due to the lack of historical claims experience data available. In the future, management will consult third-party actuaries to assist in management's estimate.

         401(K) Plan
         -----------

         Hollywood Media maintains a 401(K) Plan (the Plan) covering all employees who meet certain eligibility requirements. The Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (not to exceed a statutorily prescribed annual limit). All amounts contributed by employee participants in conformance with Plan requirements and earnings on such contributions are fully vested at all times. In 2004, Hollywood Media matched 50% of the first 8% of the employee contributions in common stock with a fair value of $193,761, for those participants employed in excess of 1,000 hours during the year ended December 31, 2004. The match was paid with 39,951 shares of Hollywood Media common stock issued subsequent to December 31, 2004. The matches paid for 2003 and 2002 were 52,627 and 155,783 shares of Hollywood Media common stock, valued at $139,987 and $155,783 respectively. The Plan had investments in Company stock of 174,021 shares valued at $844,002, and 151,279 shares valued at $402,402 as of December 31, 2004 and 2003 respectively.

         Reclassifications
         -----------------

         In 2003, Hollywood Media reclassified payroll and related expenses for the editorial and production staff that are responsible for creating content on the Company's Websites from "Salaries and benefits" to "Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)." Additionally, Hollywood Media telecommunications, Internet access and computer related expenses for support and delivery of the Company's services were also reclassified from "General and administrative" to "Editorial, production, development and technology."

         In 2003, salaries and benefits and selling and marketing expenses were included in "General and administrative" expenses and re-captioned as "selling, general and administrative."

         Certain reclassifications were made to prior year statements to conform with the current year's presentation.

(4)      STOCK OPTION PLANS AND EMPLOYEE STOCK BASED COMPENSATION:
         ---------------------------------------------------------

         1993 Stock Option Plan
         ----------------------

         Under Hollywood Media's shareholder-approved 1993 Stock Option Plan, as amended (the "1993 Plan"), 3,000,000 shares of Hollywood Media's common stock are reserved for issuance upon exercise of options. In addition, the 1993 Plan provides that the number of shares reserved for issuance thereunder will automatically be increased on the first day of each fiscal quarter of Hollywood Media so that such number equals 12.5% of Hollywood Media's outstanding shares of common stock. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of Hollywood Media's Board of Directors (the "Committee") administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible consultants, employees and officers of Hollywood Media.

         The 1993 Plan provided for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Options are granted under the 1993 Plan on such terms and at such prices as determined by the Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant, or after the expiration of 10 years from the date of grant. Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorized Hollywood Media to make loans to employees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the rate of interest payable by Hollywood Media to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. No such loans were made in 2004, 2003 or 2002.

         As of December 31, 2004, options to purchase 1,863,901 shares of common stock were outstanding under the 1993 Plan and 294,500 options granted under the 1993 Plan were exercised in 2004. The 1993 Plan expired on July 1, 2003. As such, no further grants are permitted.

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

         Under the 2000 Plan, as amended, 2,765,287 shares of common stock are reserved for issuance upon exercise of benefits granted under the 2000 Plan. The maximum number of shares of Common Stock with respect to which benefits may be granted or measured to any individual participant under the 2000 Plan during the term of the 2000 Plan shall not exceed 1,000,000; provided, however, that the maximum number of shares of Common Stock with respect to which Stock Options and Stock Appreciation Rights may be granted to an individual participant under the 2000 Plan during the term of the 2000 Plan shall not exceed 1,000,000 (in each case subject to adjustments made in accordance with Section 13 thereof). If any benefit granted pursuant to the 2000 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the 2000 Plan. The shares acquired upon exercise of benefits granted under the 2000 Plan will be authorized and issued shares of common stock. Hollywood Media's shareholders do not have any preemptive rights to purchase or subscribe for the shares reserved for issuance under the 2000 Plan.

         The 2000 Plan is administered by the Stock Option Committee, which has the right to determine, among other things, the persons to whom options, restricted stock, or other benefits are granted, the number of shares of common stock subject to options and other benefits, the exercise price of options and the other terms and conditions thereof. The 2000 Plan provides for the issuance of Incentive Stock Options and Nonqualified Stock Options. An Incentive Stock Option is an option to purchase common stock that meets the definition of "incentive stock option" set forth in Section 422 of the Internal Revenue Code of 1986. A Nonqualified Stock Option is an option to purchase common stock that meets certain requirements in the 2000 Plan but does not meet the definition of an "incentive stock option" set forth in Section 422 of the Internal Revenue Code of 1986. In addition, the Benefits under the 2000 Plan may be granted in any one or a combination of Options, Stock Appreciation Rights, Stock Awards, Performance Awards and Stock Units. Upon receiving grants of benefits, each holder of benefits must enter into a benefit agreement with Hollywood Media that contains the appropriate terms and conditions as determined by the Stock Option Committee.

         As of December 31, 2004, options to purchase 185,245 shares of common stock were outstanding under the 2000 Plan and 25,000 options granted under the 2000 Plan were exercised during 2004.

         2004 Stock Incentive Plan
         -------------------------

         In 2004, Hollywood Media's Board of Directors and shareholders approved Hollywood Media's 2004 Stock Incentive Plan (the "2004 Plan"). The purpose of the 2004 Plan is to advance the interests of Hollywood Media by providing an additional incentive to attract, retain and motivate highly competent persons as officers and key employees of, and consultants to, Hollywood Media and its subsidiaries and affiliates and to encourage stock ownership in Hollywood Media by such persons by providing them opportunities to acquire shares of Hollywood Media's common stock, or to receive monetary payments based on the value of such shares pursuant to the benefits described therein. Additionally, the 2004 Plan is intended to assist in further aligning the interest of Hollywood Media's officers, key employees and consultants to those of its other stockholders.

         Under the 2004 Plan, 1,500,000 shares of common stock are reserved for issuance upon exercise of benefits granted under the 2004 Plan. The maximum number of shares of Common Stock with respect to which benefits may be granted or measured to any individual participant under the 2004 Plan during the term of the 2004 Plan shall not exceed 500,000; provided, however, that the maximum number of shares of Common Stock with respect to which Stock Options and Stock Appreciation Rights may be granted to an individual participant under the 2004 Plan during the term of the 2004 Plan shall not exceed 500,000 (in each case subject to adjustments made in accordance with Section 12 thereof). If any benefit granted pursuant to the 2004 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the 2004 Plan. The shares acquired upon exercise of benefits granted under the 2004 Plan will be authorized and issued shares of common stock. Hollywood Media's shareholders do not have any preemptive rights to purchase or subscribe for the shares reserved for issuance under the 2004 Plan.

         The 2004 Plan is administered by the Stock Option Committee, which has the right to determine, among other things, the persons to whom options, restricted stock, or other benefits are granted, the number of shares of common stock subject to options and other benefits, the exercise price of options and the other terms and conditions thereof. The 2004 Plan provides for the issuance of Incentive Stock Options and Nonqualified Stock Options. An Incentive Stock Option is an option to purchase common stock that meets the definition of "incentive stock option" set forth in Section 422 of the Internal Revenue Code of 1986. A Nonqualified Stock Option is an option to purchase common stock that meets certain requirements in the 2004 Plan but does not meet the definition of an "incentive stock option" set forth in Section 422 of the Code. In addition, the Benefits under the 2004 Plan may be granted in any one or a combination of Options, Stock Appreciation Rights, Stock Awards, Performance Awards and Stock Units. Upon receiving grants of benefits, each holder of benefits must enter into a benefit agreement with Hollywood Media that contains the appropriate terms and conditions as determined by the Stock Option Committee.

         As of December 31, 2004, no options to purchase shares of common stock or other benefits were outstanding under the 2004 Plan and no options or other benefits were granted or exercised under the 2004 Plan during 2004.

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

         As of December 31, 2004, options to purchase 183,055 shares of common stock were outstanding under the Directors Stock Option Plan and no shares have been exercised.

         On December 14, 2001, Hollywood Media cancelled 1,045,000 stock options that were issued to Hollywood Media's Chairman of the Board and Chief Executive Officer and Vice Chairman and President in exchange for the issuance of 520,682 shares of restricted common stock. The approximate value of the stock options, utilizing Black Scholes, was equal to the value of the stock for which it was exchanged. The shares were issued on January 2, 2002 and all such shares were vested on January 1, 2003. Compensation expense of $2,174,368 was recorded in 2002.

         A summary of all stock option and warrant activities for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                       Stock Options           Warrants
                                   ---------------------  ----------------------
                                                Weighted                Weighted
                                                 Average                Average
                                                Exercise                Exercise
                                      Shares      Price     Shares       Price
                                   -----------  --------  -----------   --------
Outstanding at December 31, 2001    2,575,984    $ 8.92    2,033,172     $ 9.58

Granted                               303,500      3.37      971,590       3.12
Exercised                             (42,555)     4.01      (50,000)      3.70
Cancelled                            (468,758)     9.03     (262,973)      6.96
Expired                               (89,375)    17.37      (64,735)     16.08
                                   ----------    ------   ----------     ------

Outstanding at December 31, 2002    2,278,796    $ 7.92    2,627,054       7.33

Granted                               861,000      1.39       97,500       1.01
Exercised                             (65,000)     1.33           --         --
Cancelled                            (222,440)     9.46           --         --
Expired                               (82,853)     5.37     (455,282)      8.18
                                   ----------    ------   ----------     ------

Outstanding at December 31, 2003    2,769,503    $ 6.00    2,269,272     $ 6.88

Granted                               260,000      3.12    1,828,466       2.84
Exercised                            (319,500)     1.41     (288,750)      2.85
Cancelled                            (104,020)     7.99      (96,460)      2.84
Expired                              (373,782)    13.88     (591,663)     12.73
                                   ----------    ------   ----------     ------

Outstanding at December 31, 2004    2,232,201    $ 4.50    3,120,865     $ 3.95
                                   ==========    ======   ==========     ======

         At December 31, 2004, a total of 0 and 116,945 options were available for future grant under the 1993 Plan and Directors Stock Option Plan, respectively. At December 31, 2004 there were 124,859 shares available for future grant under the 2000 Plan for options, stock and other awards.

         The exercise prices of some options differed from the market price of the stock on the grant date. The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date.

                                           2004         2003       2002
                                           -----       -----       -----
Exercise Price Equals Market Price

  Weighted average exercise price          $3.55       $1.41       $3.48
  Weighted average fair value               2.47         .93        2.69

Exercise Price Exceeds Market Price

  Weighted average exercise price             --          --        3.67
  Weighted average fair value                 --          --        2.48

Exercise Price is Less Than Market Price

  Weighted average exercise price           3.46          --        1.72
  Weighted average fair value               2.52          --         .97

The following table summarizes information about stock options and warrants outstanding at December 31, 2004:

               OPTIONS AND WARRANTS OUTSTANDING                   EXERCISABLE
----------------------------------------------------------  ------------------------
                                   Weighted
                                   Average       Weighted                  Weighted
     Range of                     Remaining      Average                  Average
     Exercise         Number      Contractual   Exercise      Number      Exercise
       Price        Outstanding  Life (Years)    Price      Exercisable    Price
------------------  -----------  ------------   ---------   -----------   ---------
$  .01 -  2.90       2,610,421          3.57    $    2.25     2,176,171   $   2.39

  3.00 -  5.99       1,852,711          2.34         4.27     1,572,634       4.30

  6.00 -  7.81         585,331          1.26         6.55       576,956       6.56

  8.00 - 14.06         141,103          1.69        11.34       141,103      11.31

 14.87 - 17.50          62,000          3.64        16.38        62,000      16.38

 19.00 - 21.42         101,500          4.51        21.38       101,500      21.38
                     ---------                                ---------

                     5,353,066          2.86    $    4.19     4,630,364   $   4.45
                     =========                                =========

         Employee Stock Based Compensation
         ---------------------------------

In 2003, Hollywood Media issued 13,876 shares of restricted common stock as an incentive bonus to an employee, valued at $14,986, the then fair market value of the common stock on the date of issuance. In 2003, Hollywood Media issued 125,000 shares to both the President and the Chairman of the Board pursuant to employment agreements with an aggregate value of $325,000, the fair market value on the date of issuance, which vested quarterly over a one year term. As of December 31, 2004, there were no unvested shares from this issuance. In 2004, Hollywood Media issued 800,000 shares to both the President and the Chairman of the Board pursuant to employment agreements with an aggregate value of $2,600,000, the fair market value on the date of issuance, which vests at a rate of 6.25% per quarter beginning on October 1, 2004. Hollywood Media recorded $325,000, $217,664 and $293,095 as compensation expense for the years ended December 31, 2004, 2003 and 2002, respectively, under these restricted stock awards.

(5)      ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:
         --------------------------------------------

         On May 1, 2000, Hollywood Media acquired substantially all of the assets of BroadwayTheater.com, Inc. ("BroadwayTheater.com"), a privately held company, for $135,000 in cash, 83,214 shares of common stock valued at $14.00 per share which was the closing market price on the date of issuance, and options valued at $128,752 to purchase 12,500 shares of common stock at $9.75 per share. The asset purchase agreement for BroadwayTheater.com included an earn-out provision which obligated Hollywood Media to issue additional shares. On May 15, 2002 as the gross profit targets for the second year were met, Hollywood Media issued 28,571 shares of common stock valued at $110,284 and recorded the $110,284 as goodwill. On May 16, 2003, as the gross profit targets for the third year were met, Hollywood Media issued 28,571 shares of common stock valued at $39,714 and recorded the $39,714 as goodwill. The 2003 issuance represented the final payout under this earn out provision. BroadwayTheater.com sells live theater tickets online predominately for Broadway, off-Broadway and London's theater performances, through Broadway.com which is owned by Hollywood Media. BroadwayTheater.com was consolidated operationally into Broadway.com.

         On January 14, 2002, Fountainhead Media Services ("FMS"), FilmTracker's parent company, acquired a 20% equity interest in our subsidiary that owns Baseline, Inc. ("Baseline"), a wholly owned subsidiary of Hollywood Media, for $4 million. Consideration consisted of a $2 million promissory note payable to Hollywood Media in installments over a five-year period with a final payment of approximately $1.2 million, and the contribution of the FilmTracker database, intellectual property rights, and all existing contracts with a stated value of $2 million. The promissory note was secured by the 20% equity interest in Baseline held by FMS. FMS had the right to convert its 20% equity interest in Baseline into common stock of Hollywood Media at any time during the two-year period following the payment in full of the promissory note based upon a multiple of Baseline's EBITDA (earnings before interest, taxes, depreciation and amortization) for the year preceding the conversion. For purposes of any such conversion, Hollywood Media's stock was to be valued at the greater of (i) $7.50 per share, or (ii) the average closing price of the stock on the Nasdaq Stock Market for the 15 trading days preceding the notice of conversion. Hollywood Media also had the right to cause the conversion of the equity interest in Baseline to Hollywood Media common stock at any time after the earlier of the payment in full of the promissory note or January 14, 2006. For accounting purposes this transaction was treated as an acquisition of the FilmTracker assets in exchange for:

         o an issuance of a five year option on Baseline stock with a $2 million exercise price; and

         o the issuance of a put and call option on Hollywood Media common stock.


         Pursuant to an appraisal by a third party completed in the third quarter of 2002, the value of the option in Baseline stock and the put and call options in Hollywood Media were determined to be $2,254,070 and were assigned to the FilmTracker assets. The purchase price of $2,254,070 was allocated as follows: 1) $1,072,000 to fixed assets (equipment, software, etc.) and 2) $1,182,070 to intangible assets (amortization period 5 years). During the year ended December 31, 2003, the value of the option was reduced by $1,534,820, and marked to market through earnings in "other, net" in the Company's consolidated statement of operations. The option was valued at $0 as of December 31, 2004, as a result of the exchange transaction described below.

         On January 7, 2004, Hollywood Media exchanged the promissory note for the 20% equity interest owned by Fountainhead, and Hollywood Media now owns 100% of the subsidiary that owns Baseline. In conjunction with the exchange of the promissory note, the then negative fair value of $719,250 on a put and call option obtained by FMS was relieved through earnings during the first quarter of 2004, and is included in other, net in the accompanying consolidated statement of operations for the year ended December 31, 2004.

         On July 1, 2004, Hollywood Media consummated our acquisition by merger of 100% of the outstanding common stock of Studio Systems, Inc. ("SSI"), one of the leading entertainment industry database and information service providers. As a result of the acquisition, SSI became a subsidiary of Hollywood Media and its business was integrated with our Baseline/FilmTracker subsidiary now known as Baseline/StudioSystems. The aggregate purchase consideration was $4,984,359, including $157,225 of acquisition costs, of which $920,000 was held in an escrow account pending the final working capital adjustment. During the fourth quarter of 2004, $170,000 in Accounts Receivable escrow was released including $33,267 in monies which were returned to Hollywood Media Corp. for uncollected guaranteed receivables. As of December 31, 2004, $750,000 in escrow remained. The $750,000 (equaling the original $920,000 held in escrow less $170,000 subsequently resolved) was not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved beyond a reasonable doubt. As part of the consideration paid to the former owners of SSI, Hollywood Media issued 73,249 shares of its common stock valued at $250,000, and agreed to make 12 monthly payments of $42,500 each. Hollywood Media has funded the closing and subsequent payments with cash on hand. A reconciliation of the purchase price is provided below.

         Purchase consideration                                 $ 4,984,359
         Less cash in escrow                                       (750,000)
                                                                -----------

           ADJUSTED PURCHASE CONSIDERATION                      $ 4,234,359
                                                                ===========

         Cash acquired                                          $   265,601
         Accounts receivable                                        533,992
         Other current assets                                        45,601
         Property, plant and equipment, net                         133,585
                                                                -----------

           TOTAL ASSETS                                         $   978,779
                                                                ===========

         Current liabilities                                    $  (224,465)
         Obligations under capital leases                           (45,019)
         Deferred revenue                                          (638,683)
                                                                -----------

           TOTAL LIABILITIES                                    $  (908,167)
                                                                ===========


           NET ASSETS                                           $    70,612
                                                                -----------

         Excess of the purchase consideration over fair value
         of net assets acquired                                 $ 4,163,747
                                                                ===========

         The excess of the purchase price over the fair value of net assets acquired has been classified preliminarily in goodwill in the accompanying consolidated balance sheet as of December 31, 2004. As of December 31, 2004, the Company was awaiting the results of a valuation to be performed by an independent valuation expert. The Company expects to complete the purchase price allocation in the second quarter of 2005. The remaining goodwill is deductible for tax purposes over 15 years.

         The results of operations of SSI have been included in the Company's results of operations since the date of acquisition (July 1, 2004). The following are the pro forma results for each applicable period assuming that the acquisition had occurred on the first day of each period presented:

                                             Year Ended December 31,    Year Ended December 31,
                                                     2004                      2003
                                                 ------------               ------------
Proforma Net Sales                               $ 74,334,794               $ 67,461,944

Proforma Net Loss                                $(11,310,094)              $ (8,297,187)

Proforma Net loss per share                      $      (0.41)              $      (0.40)

Proforma  Weighted  average  common and
common equivalent shares                           27,821,275                 20,902,432

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

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company's cash management and investment policies restrict investments to low risk, highly-liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. Accounts receivable from customers outside the United States at December 31, 2004 were not significant. The Company generally does not require collateral when granting credit. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts for accounts which management believes may have become impaired and, to date, losses have not been significant. The allowance for doubtful accounts was $394,183 and $259,109 at December 31, 2004 and 2003 respectively. See Note 3 - Summary of Significant Accounting Policies for further discussion on allowance for doubtful accounts.

         The Company had $1,000,000 and $5,700,000 in face amount of convertible debentures as of December 31, 2004 and 2003, respectively, which had a conversion price of $3.20 and $3.34, as of December 31, 2004 and 2003, respectively. The convertible debentures are presented in the accompanying consolidated balance sheets, net of discount. As of December 31, 2004 and 2003, the approximate fair value was $1,515,625 and $4,382,081, respectively, determined based on the in-the-money value of the conversion feature as of the measurement date.

         The Company has three primary suppliers of tickets for the Broadway Ticketing division. Purchases from these three suppliers comprised more than 90% of all purchases made for the division in 2004, 2003, and 2002.

(7)      RECENTLY ISSUED ACCOUNTING STANDARDS:
         -------------------------------------

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after

June 15, 2005. The Company is required to adopt the provisions of SFAS 123R effective July 1, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to Hollywood Media's consolidated financial statements upon the adoption of the provisions of SFAS No. 150.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest entities, an interpretation of ARB No. 51, (FIN No. 46). FIN No. 46 addresses consolidation by business enterprises of variable interest entities ("VIEs"). During December 2003, the FASB revised FASB Interpretation No. 46 deferring the effective date of application for public companies for VIEs created prior to February 1, 2003 to the first report in a period ending after March 15, 2004, except for disclosure requirements and "VIEs" that are special purpose entities. There was no impact to Hollywood Media's consolidated financial statements upon the adoption of the provisions of FIN No. 46.

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

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact, if any, that SFAS No. 151 will have on the results of operations, financial position or cash flows.

         In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact, if any, that SFAS No. 153 will have on the results of operations, financial position or cash flows.

(8)      PROPERTY AND EQUIPMENT, NET:
         ----------------------------

         Property and equipment, net consists of:

                                                          December 31,
                                                  ----------------------------
                                                     2004             2003
                                                  -----------      -----------
         Furniture and fixtures                   $   817,793      $   746,057
         Equipment                                  6,495,325        5,573,180
         Website development                          568,380          794,488
         Equipment under capital leases             1,475,667        1,363,533
         Leasehold improvements                       347,841          297,675
         Internally developed software
           project in progress                        171,364               --
                                                  -----------      -----------
                                                    9,876,370        8,774,933
         Less: Accumulated depreciation and
                 amortization                      (7,421,330)      (6,538,027)
                                                  -----------      -----------
                                                  $ 2,455,040      $ 2,236,906
                                                  ===========      ===========

         Depreciation and amortization expense of property and equipment was $1,399,531, $1,885,906 and $1,851,265 for the years ended December 31, 2004,
2003 and 2002, respectively. Included in these amounts is depreciation and amortization expense for equipment under capital leases of $266,347, $294,946 and $323,743 for the years ended December 31, 2004, 2003 and 2002, respectively.

         During the years ended December 31, 2004 and 2003, the Company removed $516,227 and $182,350, respectively, of fully depreciated assets. Included in the 2004 and 2003 amounts were equipment held under capital lease of $18,935 and $0, respectively.


(9)      GOODWILL AND INTANGIBLE ASSETS:
         -------------------------------

         Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. As prescribed by SFAS No. 142, the Company completed the transitional goodwill impairment test in the second quarter of 2002. As result of this test, no impairment charge was taken as the fair value of the reporting units exceeded the carrying amount.

         The following table reflects the changes in the net carrying amount of goodwill by operating segment for the years ended December 31, 2003 and 2004:

                               Balance at                  Balance at                Balance at
                              December 31,                December 31,              December 31,
                                 2004       Acquisition      2003         Other        2002
                              -----------   -----------   -----------    -------    -----------
Broadway Ticketing            $ 3,523,856   $        -    $ 3,523,856    $39,714    $ 3,484,142
Data Business                  20,016,723    4,163,747     15,852,976          -     15,852,976
Internet Ad Sales and Other    21,188,793            -     21,188,793          -     21,188,793
Intellectual Properties           248,057            -        248,057          -        248,057
                              -----------   ----------    -----------    -------    -----------

Total                         $44,977,429   $4,163,747    $40,813,682    $39,714    $40,773,968
                              ===========   ==========    ===========    =======    ===========

         Intangible assets consist of the following:

                                                      Balance at December 31,
                         -------------------------------------------------------------------------------
                                           2004                                    2003
                         --------------------------------------  ---------------------------------------
                           Gross                                    Gross
                          Carrying    Accumulated                  Carrying    Accumulated
                           Amount     Amortization       Net        Amount     Amortization      Net
                         ----------   ------------   ----------   ----------   ------------   ----------
Patents and trademarks   $  203,368   $  (123,891)   $   79,477   $  203,368   $  (111,903)   $   91,465
Web addresses             2,492,243    (1,967,219)      525,024    2,167,500    (1,448,948)      718,552
Baseline technology       1,182,070      (701,602)      480,468    1,182,070      (465,188)      716,882
Other                       536,740      (105,724)      431,016      127,914       (50,828)       77,086
                         ----------   -----------    ----------   ----------   -----------    ----------

Total                    $4,414,421   $(2,898,436)   $1,515,985   $3,680,852   $(2,076,867)   $1,603,985
                         ==========   ===========    ==========   ==========   ===========    ==========

         Amortization expense was $821,569, $738,823 and $1,223,349 for fiscal years 2004, 2003 and 2002, respectively. Amortization expense of the net carrying amount of intangible assets at December 31, 2004 is as follows:

                         Year                 Amount
                         ----               ----------
                         2005               $  614,696
                         2006                  466,619
                         2007                  162,702
                         2008                  158,702
                         2009                   86,089
                         Thereafter             27,177
                                            ----------
                         Total              $1,515,985
                                            ==========

         Patents and trademarks are being amortized on a straight-line basis over 17 years. Web addresses and other are amortized over 5 years. The Baseline technology is being amortized over five years. See Note 5 for further discussion on the FilmTracker acquisition.

         On June 18, 2004, Hollywood Media acquired the assets of Front Row Marketing ("FRM"), a provider of opt-in emails of movie showtimes services for certain movie theater exhibitors in the United States. In exchange for the assets of FRM, which consisted primarily of customer contracts, Hollywood Media issued 91,463 shares in Hollywood Media common stock, valued at $300,000. Front Row Marketing was integrated into Hollywood Media's ExhibitorAds business unit which is part of our Data Business division. The list of customer contracts is classified as an intangible asset amortized over 5 years. Amortization expense of $27,500 was recorded in the year ended December 31, 2004.

         On December 10, 2004, Hollywood Media acquired the assets of Group Tickets Inc., a provider of Broadway theater tickets to groups and tour operators. The aggregate purchase consideration was $118,421 for the assets, which consisted primarily of a customer list of groups and tour operators and receivables. The customer list of groups is recorded as an intangible asset valued at $108,826 amortized over 5 years. $1,814 was recorded as amortization expense for the year ended December 31, 2004.

         As of December 31, 2004, the Company is awaiting the results of a valuation to be performed by an independent valuation expert on 2004 assets acquired.

(10)     CAPITAL LEASE OBLIGATIONS:
         --------------------------

         Future minimum lease payments under capital leases, which contain bargain purchase options, together with the present value of the net minimum lease payments as of December 31, 2004 are as follows:

                   Year                                            Amount
                   ----                                          ---------

                   2005                                          $ 162,257
                   2006                                             61,581
                   2007                                             24,445
                   2008                                              4,100
                                                                 ---------

                   Minimum lease payments                          252,383
                   Less amount representing imputed interest       (17,757)
                                                                 ---------

                   Present value of net minimum lease payments     234,626
                   Less: current portion                          (150,103)
                                                                 ---------
                                                                 $  84,523
                                                                 =========

(11)     DEBT:
         -----

         TDI Promissory Note

         In connection with the Theatre Direct NY, Inc. ("TDI") acquisition on September 15, 2000, Hollywood Media signed two promissory notes payable to the former owner. The first was an interest bearing note payable with a face value of $500,000, principal payable monthly. The interest rate under the note was based on

Citibank, N.A. prime rate plus 1% per annum. The second promissory note was a one-year non-interest bearing note with a face value of $250,000. An agreement was reached effective March 31, 2002 between Hollywood Media and the former owner of TDI that the remaining notes payable balance, plus interest, would be paid either in cash or in restricted common stock of Hollywood Media. The total balance as of December 31, 2002 was $320,000 including principal and interest. A guaranty was granted to the former owner in connection with the sale of the former owner's shares obtained at acquisition. As a result of the guaranty, the Company recorded an additional expense of $50,000. On September 25, 2003, the Company issued 262,000 shares valued at $353,700 to the former owner as payment for the outstanding principal and interest balance of $320,000. In addition, 57,835 shares valued at $76,342 were issued on July 17, 2003 to a third party as payment under the guaranty granted to the former owner. As a result, the additional consideration of $60,041 was recorded as additional "other, net" in the accompanying consolidated statement of operations. As of December 31, 2004, no amounts were due for this note.

         CEO Commitments

         Pursuant to an agreement dated March 28, 2005, in the event that Hollywood Media requires additional funding in 2005, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President have committed to provide Hollywood Media with an amount not to exceed $5.0 million, in the aggregate, through January 1, 2006, if needed to enable Hollywood Media to meet its operating, liquidity and/or working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generates cash from debt or equity financings, operational cash flow, proceeds from a sale of a division or subsidiary of Hollywood Media, Hollywood Media's share of debt, equity or similar transactions by its equity investees or cash distributions received from MovieTickets.com. Advances will bear interest at the prime rate plus one percent.

         Under a similar commitment that expired on January 1, 2004, in the event that Hollywood Media required additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President committed to provide Hollywood Media with an amount not to exceed $3.5 million through January 1, 2004, if needed to enable Hollywood Media to meet its working capital requirements. Advances bore interest at the prime rate plus one percent. There was $600,000 principal amount outstanding under this commitment at December 31, 2003, of which $400,000 (which was loaned by a wholly-owned limited liability corporation of Hollywood Media's Chairman and President) was collateralized by Broadway Ticketing inventory, and $200,000 was unsecured. This loan was fully repaid during 2004 and as of December 31, 2004, the balance under this commitment was $0. As of December 31, 2003, Hollywood Media had accrued interest on this commitment of $16,682. In addition, interest expense for the twelve months ended December 31, 2004, 2003 and 2002 was $4,317, $16,682, and $16,684, respectively.

         May 2002 Convertible Debentures

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of investors, upon payment of an aggregate $5.7 million cash investment from such investors. The Debentures bore interest at 6% per annum, payable quarterly in cash or common stock. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures were convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, but the sole outstanding Debenture was amended and is now convertible through and matures on May 22, 2006, following the conversion of $4.7 million principal amount of Debentures described below. The original conversion price of $3.46 per share was adjusted and amended as described below. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible Debentures if the Debentures are still outstanding at maturity, subject to certain conditions. The investors also received fully vested detachable warrants (the "Warrants") to acquire at any time through May 22, 2007, an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. On May 22, 2003, an investor holding at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, had the exercise price of the warrants held by such investor decreased to $3.46 per share, which equals the pre-adjustment conversion price of the Debentures. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As a result of the private placement discussed in Note 14, the original conversion price of the Debentures of $3.46 per share was reduced to $3.30 per share, and the exercise price of the warrants was reduced to $3.34 per share, after giving effect to a weighted average anti-dilution provision per the agreements. As a result of the reduction of the conversion price, additional beneficial conversion of $294,360 was recorded. The investors had the right to purchase an aggregate of $1 million in principal amount of additional Debentures on the same terms at any time through May 22, 2003. No investor exercised this right.

         During August and September of 2004, $4.7 million principal amount of the Debentures was converted into shares of Hollywood Media's common stock at a conversion price of $3.05 per share, including the $500,000 Debenture held by Mr. Rubenstein and Ms. Silvers. Prior to such conversions, the prevailing conversion price of the converted Debentures was reduced from $3.30 per share to $3.05 per share pursuant to Hollywood Media's negotiations and agreements with the converting investors for the purpose of facilitating such conversions. Following such conversions, the remaining $1.0 million Debenture still outstanding was amended to extend the maturity date to May 22, 2006 and to remove restrictive covenants, and the conversion price of this Debenture was reduced from $3.30 per share to $3.20 per share. As a result of these reductions in conversion prices, additional beneficial conversion feature of $412,710 was recorded.

         As of December 31, 2004 and December 31, 2003, $200,848 and $1,672,371,
respectively, of unamortized discount on the Debentures was reducing the face amount of Debentures, and is being amortized to interest expense over the remaining term of the outstanding Debentures.

         A total of $389,095 in deferred finance costs were incurred for the Debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the Warrants issued to the Debenture holders). During the years ended December 31, 2004, 2003, and 2002, $168,321, $129,696 and $75,657, respectively, were recognized as interest expense from the amortization of the debt issuance costs.

         Interest expense of $2,131,525, $803,641 and $434,065 were recorded for the years ended December 31, 2004, 2003, and 2002, respectively, consisting of stated interest, discount amortization for the beneficial conversion feature for the reduction in conversion prices on the Debentures, and the original discounts.

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

         CinemaSource Guaranty

         In 1999, Hollywood Media loaned approximately $1.7 million to the former owner ("borrower") of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000 and guaranteed payment of the note. In April 2003, Hollywood Media entered into an agreement with the holder of the note to satisfy Hollywood Media's obligations under its guaranty of the note. Pursuant to such agreement, Hollywood Media agreed to pay the holder an aggregate of $462,269 in nine monthly installments commencing April 2003. In July 2003, pursuant to an agreement with the holder, the Company had the right, at its election, to pay the holder half of any monthly payment in restricted stock and during 2003, the Company issued 110,836 shares of common stock valued at $152,135 pursuant to such agreement. As a result, the Company recorded an additional expense of $89,215 for the market premium of the common stock payments, which expense was reversed in the fourth quarter of 2003 as the Company determined to instead pay the holder in cash. The loan was repaid in full in the first quarter of 2004 and the outstanding balance of such loan at December 31, 2003 was $138,152, and was included in accrued expenses and other in the accompanying consolidated balance sheet. Subsequent to this guaranty being paid in full, amounts were fully recovered from the borrower and Hollywood Media recorded a credit to selling, general and administrative expenses of $302,859 during the quarter ended June 30, 2004.

(12)     ACCRUED RESERVE FOR CLOSED STORES:
         ----------------------------------

         In 1998, Hollywood Media aggressively pursued closure of its retail kiosk locations, terminating 15 of 29 mall leases. In 1999, Hollywood Media decided to exit its brick and mortar retail operation altogether and closed its remaining stores and provided reserves for outstanding lease obligations. The balance at December 31, 2002 of $27,500 consisted of an estimate of Hollywood Media's obligation under a lease for a kiosk location that was abandoned. This matter was resolved in 2003, and there are no outstanding accrued store reserves at December 31, 2003 or 2004.

The rollforward of the activity in reserve for closed stores is as follows:

                                           Beginning                                  Cash
                                            Balance      Provision      Paid         Balance
                                           ---------     ---------     --------      -------
  December 31, 2002
-------------------------------------
Activity-provision for closed stores:
  Lease exit costs - contractual            $42,144      $(14,644)     $     --      $27,500
                                            -------      --------      --------      -------

  Total December 31, 2002                   $42,144      $(14,644)     $     --      $27,500
                                            =======      ========      ========      =======

  December 31, 2003
-------------------------------------
Activity-provision for closed stores:
  Lease exit costs - contractual            $27,500      $     --      $(27,500)     $    --
                                            -------      --------      --------      -------

  Total December 31, 2003                   $27,500      $     --      $(27,500)     $    --
                                            =======      ========      ========      =======

(13)     ACCRUED EXPENSES AND OTHER:
         ---------------------------

         Accrued expenses and other consist of the following:

                                                December 31,
                                         ------------------------
                                            2004         2003
                                         ----------   ----------
         Compensation and benefits       $1,440,671   $1,823,995
         Professional fees                  968,076      398,615
         Accrued loan guarantee                   -      138,133
         Accrued credit card fees           224,254       79,083
         Accrued hotel package expense      579,365      386,062
         Accrued ticket costs               548,573      290,619
         Advances from third party                -      196,057
         Customer deposits                  248,702      194,232
         Water Garden litigation
          settlement                              -      850,000
         Liability for non-compete
          clause-acquisition                255,000            -
         Other                              908,279      821,671
                                         ----------   ----------
                                         $5,172,920   $5,178,467
                                         ==========   ==========

(14)     OFFERINGS OF SECURITIES:
         ------------------------

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

         During 2003, Hollywood Media issued 110,836 shares of common stock, valued at $152,135, to an independent third party in connection with Hollywood Media's guaranty of the note regarding its loan to the former owner of CinemaSource.

         In February 2002, Hollywood Media issued 1,163 shares of common stock, valued at $6,390, in connection with an amendment to a settlement agreement. The shares were valued at the market price of the common stock on the date the amendment was entered into.

         On March 27, 2002, Hollywood Media issued 21,940 shares of common stock, valued at $134,627, for payment of Hollywood Media's 401(k) employer match for calendar year 2001.

         During the first quarter of 2002, Hollywood Media issued 54,392 shares of unrestricted common stock, valued at $293,095, in accordance with the Hollywood Media 2000 Stock Incentive Plan.

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

         On May 15, 2002, Hollywood Media issued 28,571 restricted shares of common stock valued at $110,284 to the previous owner of BroadwayTheater.com under the terms of an earn-out provision in the Asset Purchase Agreement. Pursuant to this provision the previous owner was entitled to additional consideration if specified gross profit targets are attained in each of the three years following the acquisition. This stock issuance represents payment for year two of the earn-out provision. The value of the shares was recorded as additional goodwill.

         In May 2001, Hollywood Media sold 1,252,789 shares of common stock to three investors (Viacom, Societe Generale, and Velocity) in a private placement. These investors were, under certain circumstances entitled to receive additional shares of common stock upon exercise of the series B warrants for no additional consideration if the average market price of Hollywood Media's common stock decreased below a specified average price per share. The series B warrants were exercisable on the last day of each twenty trading day period that began on June 16, 2002 and September 16, 2002. The market price of the common stock under the series B warrants is defined as the average of the ten lowest closing sales prices of the common stock during the twenty trading days following each of these two dates, but can be no less than $2.15. The number of shares issuable upon exercise of a series B warrant on each of the two exercise dates was equal to (1) the lower of $3.03 or market price minus the market price, divided by (2) the market price, and multiplied by (3) a number of shares specified in each series B warrant. On July 24, 2002, Hollywood Media issued 218,009 shares of common stock pursuant to an exercise notice received from Viacom for the June 16, 2002 adjustment period; no further common shares are issuable to Viacom in this private placement. In addition, Viacom subsequently returned the shares and warrants issued pursuant to an exchange agreement entered into on August 28, 2002, see further description below. On May 21, 2002, Hollywood Media entered into an agreement with Velocity, an investor that participated in the May 2001 private placement, to cancel the outstanding series B Warrant dated May 1, 2001 and in consideration amended the terms of the series A warrant dated May 1, 2001 held by Velocity to change the exercise price of the series A warrant from $6.44 per share to $5.25 per share. Therefore, no further shares are issuable to Velocity on account of the series B warrant. In summary, no further shares are issuable to any of the three investors on account of the series B warrants.

         On August 28, 2002, an Exchange Agreement ("Exchange Agreement"), was entered into among Hollywood Media, its wholly owned subsidiaries, hollywood.com, Inc. and Broadway.com, Inc., and Viacom Inc. Pursuant to the Exchange Agreement, Viacom re-conveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media's common stock, $.01 par value per share, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. The common stock and warrants had a fair value of $10,656,657 at the time of the Exchange Agreement. Viacom also paid Hollywood Media $2.0 million in cash. Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties for use through December 31, 2003. Each of the Advertising and Promotion Agreement and Content License Agreement, dated as of January 3, 2000, between hollywood.com, Inc. and Viacom, including hollywood.com, Inc.'s right to air additional advertising and promotion on CBS properties, were terminated. The remaining recorded value of the terminated advertising and promotion under the Advertising and Promotion Agreement and Content License Agreement at the time of the Exchange Agreement was $70,998,003 (representing approximately $49 million in stated advertising). Hollywood Media recorded a non-cash impairment loss of $57,274,680 in 2002.

         During the year ended December 31, 2002, Hollywood Media issued 87,459 shares of common stock, valued at $114,985, to the holders of the convertible debentures for interest due for the period May 22, 2002 to September 30, 2002.

         On March 4, 2003, Hollywood Media issued 155,783 shares of common stock, valued at $155,783, for payment of Hollywood Media's 401(k) employer match for calendar year 2002.

         On May 16, 2003, Hollywood Media issued 28,571 shares of common stock, valued at $39,714, to the previous owner of BroadwayTheater.com under the terms of an earn-out provision in the Asset Purchase Agreement. Pursuant to this provision the previous owner is entitled to additional consideration if specified gross profit targets are attained in each of the three years following the acquisition. This stock issuance represents the final pay-out under this provision. The value of the shares was recorded as additional goodwill.

         On July 1, 2003, pursuant to the employment agreements for both Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President, Hollywood Media issued 250,000 shares of restricted common stock valued at $325,000. During the year ended December 31, 2003, $162,500 was recorded as compensation expense and $162,500 was included in "Deferred compensation" in the accompanying consolidated balance sheet as of December 31, 2003. The remaining $162,500 under this award was recorded as compensation expense during the year ended December 31, 2004.

         On July 17, 2003, Hollywood Media issued 57,835 shares of common stock, valued at $76,341, to a third party as payment under the guaranty (Note 11) granted to the former owner of TDI.

         On September 25, 2003, Hollywood Media issued 262,000 shares of restricted common stock, valued at $353,700, to the former owner of TDI as payment for the outstanding principal and interest balance on a promissory note (Note 11) in connection with the TDI acquisition.

         On September 25, 2003, Hollywood Media issued 29,762 shares of common stock, valued at $40,179, as payment for a bonus pursuant to an employment agreement to a non-executive officer of Hollywood Media.

         On October 8, 2003, Hollywood Media issued 115,000 shares of common stock, valued at $140,300, to a former employee in connection with settlement of such person's employment agreement.

         On October 13, 2003, Hollywood Media issued 13,876 shares of common stock, valued at $14,985, as payment for a bonus to an employee pursuant to an employment agreement.

         On November 12, 2003, Hollywood Media issued 65,000 shares of common stock, valued at $86,500, upon the exercise of outstanding stock options with an exercise price of $1.08 per share.

         On November 13, 2003, Hollywood Media issued 100,000 shares of common stock, valued at $161,656, in accordance with a third party consulting agreement.

         On November 25, 2003, Hollywood Media issued 40,000 shares of common stock, valued at $90,000, in accordance with a third party consulting agreement.

         On December 10, 2003, Hollywood Media issued 12,500 shares of common stock, valued at $25,500, in accordance with a third party consulting agreement.

         During the year ended December 31, 2003, Hollywood Media issued 315,240 shares of common stock, valued at $312,001, to the holders of the Convertible Debentures for interest due for the period of October 1, 2002 to September 30, 2003.

         During the year ended December 31, 2003, Hollywood Media issued 107,836 shares of common stock, valued at $149,135, as payment on account of a guaranty (Note 11) on a CinemaSource note sold to an independent third party in 2000.

         During the year ended December 31, 2003, Hollywood Media issued 97,500 warrants to independent third parties for services to be rendered. These warrants were issued with a performance based vesting requirement. No compensation expense has been recorded as of December 31, 2003 due to the low probability of the vesting event occurring.

         On January 20, 2004, Hollywood Media issued 32,697 shares of common stock, valued at $78,641, to holders of the Convertible Debentures for interest due for the period October 1, 2003 through December 31, 2003.

         On February 4, 2004, Hollywood Media issued 52,627 shares of common stock, valued at $139,987, for payment of Hollywood Media's 401(k) employer match for calendar year 2003.

         On February 13, 2004, Hollywood Media sold 5,773,355 shares of common stock in a private placement valued at $16,396,327, to investors and warrants to purchase 1,443,339 shares of its common stock. Hollywood Media received proceeds of $15,057,504 after deducting the placement agent's fee and expenses and $151,284 for legal, accounting and travel expenses associated with the offering. The warrants issued in the private placement have an exercise price of $2.84 per share of common stock and expire in February 2009. The warrants are callable by Hollywood Media after one year if the common stock of Hollywood Media trades at twice the exercise price for 20 trading days. In addition to the warrants issued to the investors, Hollywood Media issued warrants to the placement agent having the same exercise price, which are exercisable to purchase up to 288,667 shares of common stock. The placement agent is also entitled to receive a cash payment equal to 4% of the gross proceeds from the exercise of any of the warrants issued pursuant to this private placement.

         On February 26, 2004, Hollywood Media issued 750 shares of common stock, for an aggregate cash price of $953, pursuant to an agreement with an employee for an exercise of an incentive stock option with an exercise price of $1.27 per share.

         On April 16, 2004, Hollywood Media issued 12,500 shares of common stock, valued at $35,501, for an exercise of a warrant with an exercise price of $2.84 per share.

         On April 26, 2004, Hollywood Media issued 50,000 shares of common stock to an independent third party, pursuant to a consulting agreement providing an option to purchase the shares for $120,000, for services rendered in the 1st quarter of 2004 and recorded stock-based compensation expense of $70,500.

         On April 26, 2004, Hollywood Media issued 24,398 shares of common stock, valued at $77,786, to holders of the Convertible Debentures for interest due for the period January 1, 2004 through March 31, 2004.

         On May 13, 2004, Hollywood Media issued a net of 2,208 shares of common stock in a cashless exercise of 10,000 warrants with an exercise price of $3.00 per share.

         On May 28, 2004, Hollywood Media issued an option to purchase 35,211 shares of common stock for $50,000 to a third party consultant. These options were valued at $69,717 at the date of issuance.

         On June 18, 2004, Hollywood Media issued 91,463 shares of common stock, valued at $300,000, for the acquisition of Front Row Marketing intangible assets.

         On July 1, 2004, Hollywood Media issued 73,249 shares of common stock, valued at $250,000, as partial consideration for the acquisition of Studio Systems, Inc., pursuant to a definitive purchase agreement (see Note 5).

         On July 7, 2004, Hollywood Media issued 23,597 shares of common stock, valued at $77,786, to holders of the Debentures for interest due for the period April 1, 2004 through June 30, 2004.

         On July 22, 2004, Hollywood Media issued 68,104 shares of common stock, valued at $224,743, in connection with utilization of a third party's services to obtain certain intangible assets for the Broadway Ticketing division.

         On August 13, 2004, Hollywood Media issued 2,857 shares of common stock, valued at $10,000, to an employee as additional compensation.

         In August 2004, pursuant to the extensions and amendments to employment agreements for each of Hollywood Media's Chairman of the Board and Chief Executive Officer, Mr. Mitchell Rubenstein and Hollywood Media's Vice Chairman and President, Ms. Laurie S. Silvers, Hollywood Media issued 400,000 shares, or a total of 800,000 shares, of restricted common stock valued at $2,600,000. Compensation is recognized quarterly as shares vest over a 4-year period beginning in October 2004. During the year ended December 31, 2004, Hollywood Media amortized $325,000 in compensation expenses on these shares, with $2,437,500 of unamortized deferred compensation remaining at year end.

         On September 8, 2004, Hollywood Media issued 25,000 shares of common stock, for an aggregate price of $66,500, with an exercise price of $2.66 per share, pursuant to an agreement with an employee for an exercise of an incentive stock option.

         On September 8, 2004, Hollywood Media issued 7,526 shares of common stock, valued at $25,000, to an employee as additional compensation pursuant to an employment agreement.

         On September 23, 2004, Hollywood Media issued 200,000 shares of common stock to an independent third party, pursuant to a consulting agreement providing an option to purchase the shares for $500,000, for services rendered in connection with a proposed accretive acquisition. This agreement included $158,000 of stock-based compensation, which is recorded as prepaid acquisition costs.

         During August and September 2004, $4.7 million in principal of the Debentures was converted into shares of Hollywood Media's common stock at a conversion price of $3.05 per share, including the $500,000 Debenture held by Mr. Rubenstein and Ms. Silvers. In connection with these conversions, Hollywood Media issued 1,540,985 shares of common stock valued at $4,700,000. In addition, Hollywood Media issued 71,969 shares of common stock valued at $108,522 for accrued interest due on the Debentures for the period from July 1, 2004 through the conversion dates.

         On October 6, 2004 Hollywood Media issued 4,944 shares of common stock, valued at $15,123, in payment of interest on the Debentures for the period July 1, 2004 through September 30, 2004.

         Hollywood Media has issued shares of common stock pursuant to the exercise of warrants with an exercise price of $2.84 per share, as follows:
150,000 shares issued on November 3, 2004 for an aggregate cash price of $426,000; 32,500 shares issued on December 1, 2004 for an aggregate cash price of $92,300; and 68,750 shares issued on December 28, 2004 for an aggregate cash price of $195,250, less placement agent fees of $28,543.

         On November 23, 2004, Hollywood Media issued 15,000 shares of common stock for an aggregate cash price of $45,000, upon exercise of warrants with an exercise price of $3.00 per share, that were issued in November 2001.

         On November 30, 2004 Hollywood Media issued 20,000 shares of common stock, valued at $93,400, as compensation to a consulting firm for services rendered, of which $87,264 relates to 2004 and the balance relates to 2005.

         In November 2004, Hollywood Media issued 24,750 shares of common stock for an aggregate cash price of $33,202, pursuant to agreements with three employees for the exercise of incentive stock options.

         On December 7, 2004, Hollywood Media issued 269,000 shares for an aggregate cash price of $349,700, pursuant to an agreement with Mr. Rubenstein for the exercise of incentive stock options.

         In addition to the transactions described above, Hollywood Media occasionally issues equity instruments to third parties in exchange for services. In summary, during 2004, 2003 and 2002, Hollywood Media issued equity instruments with an aggregate fair value of $233,081, $363,068 and $934,364 respectively, in exchange for services. Equity instruments issued for services in 2003 include 97,500 warrants to purchase common stock with an aggregate fair value of $0. Equity instruments issued for services in 2002 include 64,764 shares of common stock valued at $342,530 and options and warrants to purchase 519,845 shares of common stock with an aggregate fair value of $934,364. Shares of common stock issued for services are valued at the market price of our common stock. Stock options and warrants are valued using the Black Scholes valuation model. The value of the equity instruments is calculated as of the measurement date, which is usually the date that performance is assured.

         The table below summarizes the nature of services received, fair value of equity instruments issued and the classification in the accompanying statements of operations.

                                                 Year Ended December 31,
                                              ------------------------------
                                                2004       2003       2002
                                              --------   --------   --------
Selling, general and administrative expenses
  Consulting services (a)                     $223,940   $145,404   $641,269
  Employee stock bonus                           9,141     55,164         --
  Stock incentive program                           --    162,500    293,095
                                              --------   --------   --------
                                              $233,081   $363,068   $934,364
                                              ========   ========   ========

(a) Consulting services include payments to third parties for investor relation services and investment banking services.

(15) INCOME TAXES:
     -------------

         Hollywood Media is in a loss position for both financial and tax reporting purposes. Hollywood Media follows SFAS No. 109, "Accounting for Income Taxes" which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is "more likely than not". The primary item giving rise to such deferred tax asset is a loss carryforward of $226,459,671 as a result of the operating losses incurred for the period from inception (January 22, 1993) to December 31, 2004. However, due to the uncertainty of Hollywood Media's ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to Hollywood Media's ability to utilize its loss carryforwards subject to the "ownership change" provisions of
Section 382 of the U.S. Internal Revenue Code, Hollywood Media has established a valuation allowance for the full amount of the deferred tax asset.

         The loss carryforwards expire as follows:

                          2008                 $     528,285
                          2009                     5,064,608
                          2010                     7,989,600
                          2011                     6,202,267
                          2017                     5,771,196
                          2018                     7,949,757
                          2019                    18,526,989
                          2020                    43,159,623
                          2021                    37,552,359
                          2022                    76,867,212
                          2023                     9,728,058
                          2024                     7,119,717
                                               -------------
                                               $ 226,459,671
                                               =============

         The components of Hollywood Media's deferred tax assets and liabilities consist of the following at December 31:

                                                     2004              2003
                                                 ------------      ------------
Net tax basis in excess of book basis
  for certain assets  and liabilities            $  2,963,399      $  2,983,948
Net operating loss carryforwards                   86,078,354        82,549,374
                                                 ------------      ------------
                                                   89,041,753        85,533,322
Valuation allowance                               (89,041,753)      (85,533,322)
                                                 ------------      ------------
Net deferred tax asset/liability                 $         --      $         --
                                                 ============      ============

         The primary difference between the book loss at the statutory rate and the effective tax rate is the change in the valuation allowance.

         No provision or benefit for Federal or state income taxes was made for 2004, 2003 and 2002 due to operating losses incurred in the respective periods. The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to loss before income taxes as a result of the following:

                                          FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                       2004            2003            2002
                                   ------------    ------------    ------------

Income tax benefit at Federal
  statutory tax rate               $ (4,059,230)   $ (2,604,590)   $(28,978,172)
Statue income tax benefit
  (net of Federal benefit)             (336,336)       (215,809)     (2,401,049)
Change in valuation allowance         3,508,431       4,098,792      34,316,471
Non deductible expense                  746,000         517,000         222,000
Other                                   141,135      (1,795,393)     (3,159,250)
                                   ------------    ------------    ------------

Provision for income taxes         $         --    $         --    $         --
                                   ============    ============    ============


(16)     INVESTMENTS IN AND ADVANCES TO EQUITY METHOD INVESTEES:
         -------------------------------------------------------

         Investments in and advances to equity method investees consist of the following:

                                              December 31,
                                        ----------------------
                                           2004         2003
                                        ---------    ---------
                 NetCo Partners (a)     $ 440,484    $ 169,180
                 MovieTickets.com (b)      (4,975)      (4,975)
                                        ---------    ---------
                                        $ 435,509    $ 164,205
                                        =========    =========

         The amounts reflected above comprise Hollywood Media's total equity in undistributed earnings (losses) for NetCo Partners and MovieTickets.com for the years ended December 31, 2004 and 2003.

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

         Hollywood Media accounts for its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings of Investees. Since NetCo Partners is a partnership, any income tax payable is passed through to the partners. The revenues, gross profit and net income of NetCo Partners for the fiscal years ended December 31, 2004, 2003 and 2002 are presented below:

                                        Year Ended December 31,
                               --------------------------------------
                                  2004         2003          2002
                               ----------   ----------   ------------

            Revenues           $1,449,129   $2,707,010   $1,009,447
            Gross Profit        1,236,325    2,274,568      615,542
            Net Income          1,152,634    1,915,362      469,008

            Company's Share
               of Net Income   $  576,317   $  957,681   $  234,504

         As of December 31, 2004 and 2003 NetCo Partners had $1,072,743 and $850,731, respectively in accounts receivable. These accounts receivable are not included in Hollywood Media's consolidated balance sheets.

         NetCo Partners' deferred revenues, consisting of advances received but not yet recognized as income, amounted to $194,965 and $569,333 as of December 31, 2004 and 2003, respectively. These deferred revenues are not included in Hollywood Media's consolidated balance sheet.

         As of December 31, 2004, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $9,844,504, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

         (b)      MovieTickets.com Inc.

         Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. (AMC) and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"). In August 2000, the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over 5 years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in each participating exhibitor's movie screens. In March 2001, America Online Inc. ("AOL") purchased a non-interest bearing convertible preferred voting equity interest in MovieTickets.com for $8.5 million in cash. AOL has informed MovieTickets.com that it intends to convert its preferred shares into common stock in 2005.

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. joint venture at December 31, 2004 and shares in 26.4% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.4% of ownership of MovieTickets.com income or loss as Equity in Earnings of Investees. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded no income or losses on its investment in MovieTickets.com for fiscal 2004, 2003 and 2002, respectively. During fiscal 2000, Hollywood Media contributed $500,000 in cash to MovieTickets.com and issued warrants to AMC to acquire 90,573 shares of common stock at an exercise price of $17.875 per share valued at $1,000,000. The fair market value of the warrant was recorded as additional investment and is being amortized over a period of ten years. During 2001, we loaned MovieTickets.com $100,000. All loans made to MovieTickets.com were repaid in cash with interest in March 2001.

         MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com website in May 2000 with several major theater exhibitors. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at "will call" windows or kiosks at theaters. The website generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising which includes ads on the "print-at-home" ticket. Service fees on ticket sales were introduced in November 2000. MovieTickets.com's current participating exhibitors include AMC Theatres, Consolidated Theatres, Crown Theatres, Famous Players, Hoyts Cinemas, Krikorian Premiere Theatres, Marcus Theatres, Metropolitan Theatres, National Amusements, Northeast Cinemas, Pacific Theatres, Phoenix Theatres, Rave Motion Pictures, Ritz Theatres, Sayville Theatre, Spotlight Theatres, Baederwood Movie Theatre Co., the Bryn Mawr Movie Theatre Co., the Narberth Theatre, Cinemagic Movies, Brooklyn Academy of Music, Cinema Four-Quad, Classic Cinemas, Clearview Cinemas, Dickinson Theatres, Entertainment Retail (Hollywood Hits), Kew Gardens (Cobble Hill), Harkins Theatres, KLM Theatres, Landmark Theatres, Mann Theatres, Reading Cinemas USA (City Cinemas), and Six West (Paris/NY Twin).

         Hollywood Media performs collections, billing, payroll and other related expenses and net revenues (less commissions) are submitted to MovieTickets.com upon receipt by Hollywood Media.

         The revenues, gross profit and net income (loss) of MovieTickets.com for the fiscal years ended December 31, 2004, 2003 and 2002 are presented below:

                                         Year Ended December 31,
                                -----------------------------------------
                                   2004           2003          2002
                                -----------   ------------   ------------
            Revenues            $11,246,202   $ 8,703,343    $ 4,714,925
            Cost and Expenses    10,730,258     8,749,186      5,726,260
            Net Income (loss)       543,028       (24,334)      (946,745)


         The cash, accounts receivable and accrued expenses and other liability balances of MovieTickets.com for the fiscal years ended December 31, 2004, 2003 and 2002, which are not included in Hollywood Media's consolidated balance sheet, are presented below:

                                                    Year Ended December 31,
                                                    -----------------------
                                                       2004         2003
                                                    ----------   ----------
           Cash                                     $3,850,918   $2,752,695
           Accounts Receivable                       1,775,536    1,718,112
           Accrued Expenses and Other Liabilities    1,508,777      738,383


(17)     COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Operating Leases -
         ------------------

         Hollywood Media conducts its operations in various leased facilities, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms may have escalating rent provisions and rent holidays which are expensed on a straight-line basis over the term of the lease, and expire at various dates through the year 2010. Also, certain equipment used in Hollywood Media's operations is leased under operating leases. Operating lease commitments at December 31, 2004 are as follows:

                                   Year          Amount
                                ----------    -------------
                                2005          $     992,681
                                2006                962,031
                                2007                611,861
                                2008                396,335
                                2009                319,455
                                Thereafter          223,694
                                              -------------

                                     Total    $   3,506,057
                                              =============

         The fixed operating lease commitments detailed above assume that Hollywood Media continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $1,520,548, $1,327,936 and $1,206,337 during 2004, 2003 and 2002, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

         Placement Agent Commissions -
         -----------------------------

         Hollywood Media has recorded $1,111,368 as a reduction to additional paid-in-capital in the accompanying consolidated financial statements for placement agent commissions in connection with the private placement during 2004. Hollywood Media is obligated to pay 4% of all warrant exercise proceeds associated with the private placement to the placement agent.

         Self Insurance-Medical -
         ------------------------

         Hollywood Media has recorded a current liability of $179,742 and $0 related to accruals for self-insurance at December 31, 2004 and 2003, respectively. The liability was recorded for the maximum amount of potential liability under the stop-loss coverage due to the lack of historical claims experience data available.

         Employment Agreements: Chief Executive Officer and President -
         --------------------------------------------------------------

         In 1998, Hollywood Media extended its employment agreements with each of Mitchell Rubenstein, to serve as Chairman and Chief Executive Officer, and Laurie S. Silvers, to serve as Vice Chairman and President, for an additional five-year term expiring July 1, 2003. During 2003, these agreements were amended and extended for one year through June 30, 2004. During 2004, these agreements were amended and extended through December 31, 2004 pursuant to the provision of these agreements. As of December 1, 2004, the terms of both agreements were automatically extended through December 31, 2005.

         The terms of each of the employment agreements are automatically extended for successive one-year terms unless Hollywood Media or the executive officer gives written notice to the other at least 30 days prior to the then-scheduled expiration date. Each of the employment agreements provides for an annual salary (subject to automatic cost-of-living increases based on changes in the consumer price index), an annual bonus in an amount determined by the Board of Directors at its discretion, and an automobile allowance of $650 per month. Pursuant to the 2003 amendments, the agreements provide for annual salaries commencing July 1, 2003 of $400,000 for Mr. Rubenstein and $350,000 for Ms. Silvers. After giving effect to cost-of-living adjustments made in 2004, the current annual salary rates are $410,800 for Mr. Rubenstein and $359,450 for Ms. Silvers.

         Hollywood Media recorded aggregate compensation expense (including but not limited to compensation under these employment agreements) for Mitchell Rubenstein of $405,400, $372,155 and $311,213 for the years ended December 31, 2004, 2003 and 2002, respectively, and for Laurie Silvers of $354,725, $347,155 and $311,213 for the years ended December 31, 2004, 2003 and 2002, respectively, which amounts are included in salaries and benefits in the accompanying consolidated statements of operations. Compensation in 2003 includes a portion of wages that were deferred in 2002. Additionally, eight months of salaries were deferred and paid in February of 2004 for both Mitchell Rubenstein and Laurie Silvers.

         The respective employment agreements provide that each executive will continue to receive his or her salary until the expiration of the term of the employment agreement if his or her employment is terminated by Hollywood Media for any reason other than death, disability or "Cause" (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the executive's disability, and that the executive's estate will receive a lump sum payment equal to one year's base salary plus a pro rata portion of any bonus to which the executive is entitled upon termination of the employment agreement by reason of the executive's death. A termination by Hollywood Media of one of such executive officer's employment without Cause will constitute a termination without Cause of the other such executive officer for purposes of the employment agreements.

         Under the employment agreements as currently amended, if a Change of Control (as defined below) occurs, the employment agreements provide for the continued employment of the executive officers until the earlier of two years following the Change of Control or the then-scheduled expiration date of the term of employment. In addition, following a Change in Control, if the executive officer's employment is terminated by Hollywood Media or by the executive officer during the term of the agreement, such executive officer will receive a lump sum cash payment equal to three times the executive officer's then-existing base salary and most recent annual bonus.

         Under the employment agreements as currently amended, the term "Change of Control" is defined to mean (a) any person's or group's acquisition of 20% or more of the combined voting power of Hollywood Media's outstanding securities (other than as a result of an issuance of securities initiated by Hollywood Media, or open market purchases approved by the Board of Directors of Hollywood Media, as long as the majority of the Board approving the purchases is the majority at the time the purchases are made), (b) in the event of any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, the persons who were directors of Hollywood Media prior to such transaction ceasing to constitute a majority of the Board of Directors following the transaction, or (c) the sale or transfer of Hollywood Media in its entirety or all or substantially all of its assets through any structure or form of transaction, including, but not limited to, a direct or indirect acquisition, merger, consolidation, restructuring, liquidation or any similar or related transaction.

         In connection with and pursuant to the terms of the 2003 amendments, the Chief Executive Officer and the President were each granted as of July 1, 2003 (i) stock options to purchase 350,000 shares of the Hollywood Media's common stock at an exercise price equal to the closing market price of the common stock on the date of grant ($1.20 per share), which options were granted under Hollywood Media's shareholder-approved stock option plan, and (ii) 125,000 shares of restricted stock, issued under Hollywood Media's shareholder-approved 2000 Stock Incentive Plan. The stock options and the shares of restricted stock vest at the rate of twenty-five percent per quarter over the one-year period following the date of grant, subject to accelerated vesting upon certain events including a Change of Control, and the options have a five-year term.

         The 2003 amendments provide for Hollywood Media to make certain payments to Mr. Rubenstein and Ms. Silvers in the event that Hollywood Media or one of its subsidiaries or affiliates, during the term of the employment agreements (including any subsequent renewal periods), enters into agreements to carry Hollywood.com Television with (a) two additional Multiple System Operators ("MSOs") that are among the largest eight MSOs (excluding Cox Communications and Cablevision Systems Corp.), or (b) with Comcast Corporation. These conditions were subsequently satisfied in which case the amendments provide that each such executive officer shall be entitled to payments equivalent to five percent of the net income (as determined in accordance with GAAP) generated operationally by each of the Hollywood.com Television and Hollywood.com divisions of Hollywood Media and, if Hollywood.com Television and/or Hollywood.com were to be sold by Hollywood Media, the executive can elect to receive five percent of the net sale proceeds generated from the sale of such division(s) in lieu of the net income payments continuing after the sale. The employment agreements provide that these payment rights, once earned during the employment term, survive termination or expiration, for any reason, of the executive's employment with Hollywood Media.

         In connection with and pursuant to the terms of the 2004 amendments to these agreements, the Chief Executive Officer and the President were each granted 400,000 shares of restricted stock, issued under Hollywood Media's shareholder-approved 2000 Stock Incentive Plan, which shares vest at the rate of 25,000 shares (or 6.25%) per calendar quarter, commencing with the first 25,000 shares vesting on October 1, 2004, subject to accelerated vesting upon certain events including a Change of Control or in the event that the Executive's employment is terminated without cause.

         Packaging Agreement -
         ---------------------

         Hollywood Media entered into a book packaging agreement with Dr. Martin Greenberg in 1994 that expired in November 2003 providing that Dr. Greenberg would have the exclusive right to package novelizations based on certain of Hollywood Media's rights in certain characters and publishing properties for which the text was delivered during the term of the consulting agreement with Dr. Greenberg or, at Hollywood Media's option, text begun but not completed at the time of contract expiration. The packaging fees are calculated by applying various specified percentages to Hollywood Media's publishing net revenues from books packaged under the agreement, with percentages ranging from 17.5% to 25%. During 2004, Hollywood Media accrued $22,399 in packaging fees pursuant to this contract, and $1,871 remained payable at December 31, 2004. During 2003, Hollywood Media accrued $30,716 in packaging fees pursuant to this contract, with no remaining balance payable at December 31, 2003.

         Litigation -
         ------------

         The following lawsuit was settled in November 2004: Water Garden Company LLC, as Plaintiff, v. Hollywood Media Corp., a Florida corporation; hollywood.com, Inc., a California corporation (and subsidiary of Hollywood Media Corp.); and The Tribune Company (as successor in interest to the Times Mirror Company), as Defendants; filed July 16, 2001 in the Superior Court of the State of California for the County of Los Angeles. As indicated below, there was a final settlement of this litigation in November 2004 and payment was made to the plaintiff as agreed, and as a result all claims against hollywood.com, Inc. have been satisfied and there are no remaining obligations of Hollywood Media or hollywood.com, Inc. in this matter.

         In this case, Water Garden Company LLC filed suit against Hollywood Media, its subsidiary, hollywood.com, Inc., and The Tribune Company ("Tribune"), among others, claiming damages as a result of alleged defaults by hollywood.com, Inc. under a lease for office space entered into by hollywood.com, Inc., as lessee, and Water Garden Company LLC ("Water Garden"), as lessor. Tribune was guarantor of the lessee's obligations under the lease, and Hollywood Media had contractual indemnification obligations to Tribune, which have been satisfied, relating to Tribune's guaranty of the lease.

         On April 29, 2003, the court in this action (the "Water Garden Lawsuit") entered a money judgment against hollywood.com, Inc. and Tribune in the amount of $998,549 plus certain costs and interest. Following unsuccessful appeals in the courts, in 2004 the judgment was satisfied by payment of an aggregate of $1,297,804 to Water Garden, funded by Hollywood Media.

         The judgment in the Water Garden Lawsuit covered rent accruing through February 13, 2003, under a lease the facial termination date of which was December 31, 2003. Pursuant to a written stipulation agreement between the parties to the Water Garden Lawsuit, as a result of the denial of hollywood.com, Inc.'s and Tribune's appeals, hollywood.com, Inc. and Tribune were also liable for rent accruing between February 13, 2003 and December 31, 2003, together with attorneys' fees and costs, subject to reduction for rent received by the landlord from subsequent tenants as provided in the stipulation agreement. In November 2004, the parties to the Water Garden Lawsuit reached a settlement agreement to resolve Water Garden's outstanding claims under the written stipulation by payment of $358,000 to Water Garden, which payment was funded by Hollywood Media, in return for full releases for hollywood.com, Inc., Hollywood Media and Tribune. None of hollywood.com, Inc., Hollywood Media or Tribune has any outstanding liability with respect to this matter.

         Hollywood Media recorded an accrual of $0 and $850,000, in respect of the Water Garden Lawsuit as of December 31, 2004 and 2003, respectively, as part of "accrued expenses and other" in the accompanying consolidated balance sheet.

         In a separate matter, in November 2002 there was an arbitration action commenced by a third party against Hollywood Media regarding a contract dispute involving claims against Tribune Company and the hollywood.com, Inc. subsidiary of Hollywood Media, which dispute was settled in October 2003. Under the settlement, Hollywood Media made a $200,000 payment in October 2003, and agreed to purchase certain advertising to advertise Hollywood Media's exhibition-related businesses in a trade publication at a cost of $14,167 per month, at prevailing rates, over a six-month period which commenced in December 2003. As of December 31, 2004, all payments have been made and there is $55,375 of prepaid advertising remaining under this agreement.

         In a separate matter, a lawsuit pertaining to an advertising insertion order was filed against Hollywood Media in May 2003, seeking damages of $161,000 plus interest and costs. Hollywood Media and the plaintiff in this matter entered into an agreement in January 2005 to settle this litigation whereby Hollywood Media will purchase $119,000 (which is included in "prepaid expenses in the accompanying consolidated balance sheet as of December 31, 2004), in advertising on plaintiff's various websites to promote at market rates Hollywood Media's various web properties over the period of January 18, 2005 through September 17, 2005, payable over 8 months.

         Hollywood Media is from time to time a party to various legal proceedings including matters arising in the ordinary course of business.

(18)     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         ----------------------------------------------------------------------

                                                                2004                2003                    2002
                                                            ------------         -----------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Interest paid in stock                                    $  (357,858)   (3)  $  (461,136)   (13)(17) $  (302,202)   (27)(26)
  Additional beneficial conversion feature
    resulting from change in warrant exercise price            (707,070)   (8)            -                       -
  Issuance of compensatory stock options and warrants for
    services rendered                                          (233,081)   (9)     (248,281)   (20)               -
  Issuance of compensatory stock for services rendered          (87,264)   (4)     (145,404)   (14)        (738,902)   (24)(28)
  Issuance of shares to employees as compensation               (35,000)   (5)            -                       -
  Write off - prepaid trade credits                                   -                   -                (655,500)   (29)
  Changes in assets and liabilities:
    Prepaid expenses                                           (158,000)   (6)            -                 655,500    (29)
    Other accrued expenses                                     (139,987)   (2)     (296,083)   (12)(19)    (436,405)   (22)(23)
                                                            -----------         -----------             -----------
      Total non-cash operating activities                   $(1,718,260)        $(1,150,904)            $(1,477,509)
                                                            ===========         ===========             ===========
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

  Acquisition of assets in acquired companies               $  (300,000)   (1)  $         -             $         -
  Acquisition of property and equipment under
    capital leases                                              (53,053)           (158,212)               (162,518)
  Acquisition of intangible asset                              (224,743)   (4)            -                       -
  Acquisition cost paid with common stock                      (250,000)   (7)      (39,714)   (15)        (110,284)   (25)
  Acquisition cost financed with note payable                  (510,000)  (11)            -                       -
                                                            ===========         ===========             ===========
    Total non-cash investing activities                     $(1,337,796)        $  (197,926)            $  (272,802)
                                                            ===========         ===========             ===========

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

  Conversion of convertible debentures to
    common stock                                            $(4,700,000)  (10)  $         -             $        -
  Payment of debt in connection with the acquisition
    of TDI                                                            -            (430,041)   (18)              -
  Obligations acquired under capital leases                      53,053             158,212                162,518
  Acquisition cost financed with note payable                   510,000   (11)            -                      -
  Stock options issued for compensation and payments for
    services rendered                                           233,081    (9)      393,685    (14)(20)    738,902     (24)(28)
  Stock warrants issued for a prepaid asset                     158,000    (6)            -                     -
  Common stock issued for compensation to an employee            35,000    (5)            -                     -
  Common stock issued to consultants in return for
   services rendered                                             87,264    (4)            -                     -
  Common stock issued for services rendered in
   acquiring an  intangible asset                               224,743    (4)            -                     -
  Common stock issued in lieu of interest payments on
    convertible debentures                                      357,858    (3)      312,001    (13)        114,985     (26)
  Common stock issued for contributions to Company 401(k)
    Plan                                                        139,987    (2)      155,783    (12)        430,015     (23)
  Common stock issued for assets                                300,000    (1)            -                     -
  Common stock issued as part of purchase price for
   Studio Systems, Inc.                                         250,000    (7)            -                     -
  Common stock issued as part of an earn out provision in
    connection with the acquisition of BroadwayTheater.com            -              39,714    (15)        110,284     (25)
  Common stock issued pursuant to a guaranty on a
    CinemaSource note                                                 -             149,135    (17)             -
  Common stock issued to satisfy debt in connection with
    the acquisition of TDI                                            -             430,041    (18)             -
  Common Stock issued pursuant to a guaranty on a
    promissory  note                                                  -                   -                187,217     (27)
  Common stock issued as part of a settlement of an
    employment agreement                                              -             140,300    (19)          6,390     (22)
  Common stock issued for exercise of warrants
    attached to Convertible Debentures                        4,700,000   (10)            -                     -
  Additional interest expense for change in warrant
     exercise price                                             707,070    (8)            -                     -
                                                            -----------         -----------            -----------
  Total non-cash financing activities                       $ 3,056,056         $ 1,348,830            $ 1,750,311
                                                            ===========         ===========            ===========

         (1) Hollywood Media issued 91,463 shares of common stock, valued at $300,000, for the assets of Front Row Marketing (see Note 5).

         (2) Hollywood Media issued 52,627 shares of common stock valued at $139,987, for payment of Hollywood Media's 401(k) employer match for calendar year 2003 (see Note 3).

         (3) Hollywood Media issued 157,605 shares of common stock, valued at $357,858, for interest due to holders of Convertible Debentures of the Company (the "Convertible Debentures") (see Note 11).

         (4) Hollywood Media issued 68,104 shares of common stock, valued at $224,743, in connection with utilization of a third party's services to obtain certain intangible assets for the Broadway Ticketing division (see Note 5). On November 30, 2004, Hollywood Media issued 20,000 shares of common stock valued at $87,264 for services rendered by consultants.

         (5) Hollywood Media issued 2,857 shares of common stock valued at $10,000, to an employee as additional compensation. On September 8, 2004, Hollywood Media issued 7,526 shares of common stock valued at $25,000, to an employee as additional compensation pursuant to an employment agreement.

         (6) Hollywood Media issued 200,000 shares of common stock to an independent third party, pursuant to a consulting agreement providing an option to purchase the shares for $500,000, for services rendered in connection with a proposed accretive acquisition for the Broadway Ticketing division (see Note 5). This agreement included $158,000 of stock based compensation, which was recorded to prepaid acquisition costs.

         (7) Hollywood Media issued 73,249 shares of common stock, valued at $250,000, as part of the agreement to acquire Studio Systems, Inc. (see
         Note 5).

         (8) As a result of the reduction of the conversion price on warrants attached to the Convertible Debentures, a total of $707,070 was recorded as additional beneficial conversion costs (see Note 11).

         (9) Stock options and warrants of Hollywood Media, valued at $233,081, were issued during 2004 for services rendered to the Company.

         (10) The principal amount of $4.7 million in the Convertible Debentures was converted to 1,540,985 shares of Hollywood Media common stock (see
         Note 11).

         (11) As part of the agreement to acquire Studio Systems Inc., Hollywood Media agreed to tender 12 monthly payments of $42,500, commencing July 2004.

         (12) 155,783 shares of Hollywood Media common stock valued at $155,783 were issued as payment of Hollywood Media's 401(k) employer match for calendar year 2002 (see Note 3).

         (13) Hollywood Media issued 315,240 shares of common stock, valued at $312,001 for interest due to the holders of the Convertible Debentures.

         (14) Options and warrants valued at $145,404, were granted for services rendered.

         (15) Hollywood Media issued 28,571 shares of common stock valued at $39,714 under terms of an earn-out provision in connection with the acquisition of BroadwayTheater.com (see Note 5).

         (16) Hollywood Media issued 358,638 shares of common stock, valued at $304,164, of which $162,500 is deferred compensation, pursuant to employment agreements with Hollywood Media executives (see Note 17).

         (17) Hollywood Media issued 107,836 shares of common stock, valued at $149,135 pursuant to a guaranty agreement entered into with the purchaser of a CinemaSource note sold by Hollywood Media.

         (18) Hollywood Media issued 319,835 shares of common stock, valued at $430,041, as payment for debt in connection with the acquisition of Theatre Direct NY Inc., d/b/a Theatre Direct International ("TDI") and a related guaranty granted to the former owner of TDI on Hollywood Media shares held by the former owner.

         (19) Hollywood Media issued 115,000 shares of common stock, valued at $140,300 to a former employee in connection with settlement of such person's employment agreement.

         (20) Hollywood Media issued 152,500 shares of common stock, valued at $248,281, in accordance with third party consulting agreements. Of this amount, $150,000 was received in cash during 2003.

         (21) Not used.

         (22) Hollywood Media issued 1,163 shares of common stock valued at $6,390 in connection with an amendment to a settlement agreement.

         (23) In two separate issuances, Hollywood Media issued 20,777 and 54,392 shares of common stock valued at $136,920 and $293,095, respectively, for payment of Hollywood Media's 401(k) employer match for calendar years 2001 and 2000.

         (24) Hollywood Media completed net issuances of 34,644 shares of common stock upon the exercise of outstanding stock options and warrants for which no proceeds were received. In accordance with EITF Issue
         No.00-23 "Issues Related to the Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44", Hollywood Media recorded $97,633 of compensation expense.

         (25) Hollywood Media issued 28,572 restricted shares of common stock valued at $110,284 to the previous owner of BroadwayTheater.com under the terms of an earn-out provision in the Asset Purchase Agreement.

         (26) Hollywood Media issued 87,459 shares of common stock valued at $114,985 to holders of Convertible Debentures of the Company (see Note
         11).

         (27) Hollywood Media issued 43,044 shares of common stock, valued at $187,217, for the extension of a promissory note guaranteed by the Company.

         (28) Options and warrants, valued at $641,269, were granted for services rendered by consulting firms (see Note 14).

         (29) Prepaid trade credits of $655,500, relating to closed e-commerce business were written off.

(19)     SEGMENT REPORTING:
         ------------------

         Hollywood Media's reportable segments are Broadway Ticketing, Data Business, Internet Ad Sales, Intellectual Properties, Cable TV and Other. The Broadway ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London, and hotel and restaurant packages, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and consumers. The Data business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), ExhibitorAds (which creates exhibitor paid directory ads for insertion in newspapers around the country and provides other exhibitor marketing services) and Baseline/StudioSystems (a flat fee and pay-per-use subscription website geared toward movie studios, movie and TV production companies and professionals in the feature film and television industry). The Internet ad sales segment sells advertising on Hollywood.com and Broadway.com and offers independent films to subscribers over the Internet. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. Cable TV comprises Hollywood.com Television and Broadway.com Television which offer interactive entertainment and information with on-demand video content to subscribers in certain cable TV systems of the cable operators Cablevision Systems, Cox Communications, Comcast, Insight Communications and Mediacom. The Other segment is comprised of Company-wide expenses such as insurance, accounting, centralized information technology, and consulting fees relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media and its Independent Registered Public Accounting Firm to make an assessment of and report on internal control over financial reporting.

         Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.

         The following table illustrates the financial information regarding Hollywood Media's reportable segments.

                                           Year Ended December 31,
                                --------------------------------------------
                                   2004             2003           2002
                                ------------    ------------    ------------

NET REVENUES:
Broadway Ticketing              $ 59,689,971    $ 52,266,539    $ 45,333,627
Data Business                      7,990,473       6,940,971       6,185,290
Internet Ad Sales (a)              2,814,921       2,812,173       3,823,338
Intellectual Properties            2,483,302       2,836,279       2,396,137
Cable TV                                   -           3,000           5,000
Other                                      -               -           9,725
                                ------------    ------------    ------------
                                $ 72,978,667    $ 64,858,962    $ 57,753,117
                                ============    ============    ============

OPERATING LOSS:
Broadway Ticketing              $  1,554,186    $  1,427,595    $    383,586
Data Business                        537,645         613,153        (331,274)
Internet Ad Sales (b) (c) (d)     (2,419,421)     (3,064,541)    (71,398,693)
Intellectual Properties              807,221       1,062,798       1,462,753
Cable TV                            (872,901)       (897,104)       (539,942)
Other                             (9,557,954)     (6,697,637)    (10,416,738)
                                ------------    ------------    ------------
                                $ (9,951,224)   $ (7,555,736)   $(80,840,308)
                                ============    ============    ============

CAPITAL EXPENDITURES (e)
Broadway Ticketing              $    135,364    $    143,525    $    476,441
Data Business                        229,052         121,450         288,127
Internet Ad Sales                    561,515          21,872          25,424
Intellectual Properties                    -               -           7,025
Cable TV                              11,156           8,640         465,285
Other                                493,950          80,932         165,501
                                ------------    ------------    ------------
                                $  1,431,037    $    376,419    $  1,427,803
                                ============    ============    ============

DEPRECIATION AND
AMORTIZATION EXPENSE:
Broadway Ticketing              $    236,720    $    388,046    $    184,834
Data Business                        744,665         758,209         726,262
Internet Ad Sales                    705,735       1,007,758       1,824,261
Intellectual Properties                2,340           2,340             390
Cable TV                             223,361         219,221         107,300
Other                                308,279         249,155         231,567
                                ------------    ------------    ------------
                                $  2,221,100    $  2,624,729    $  3,074,614
                                ============    ============    ============

                                        December 31,
                                ----------------------------
                                    2004             2003
                                ------------    ------------
SEGMENT ASSETS: (f)
Broadway Ticketing              $ 18,882,386    $ 11,802,394
Data Business                     22,793,500      18,042,947
Internet Ad Sales                 23,479,910      23,713,984
Intellectual Properties              720,371         863,644
Cable TV                             149,246         362,149
Other                              3,786,186       2,095,903
                                ------------    ------------
                                $ 69,811,599    $ 56,881,021
                                ============    ============

         (a) Includes non-cash barter revenues of $1,011,606 for the year ended December 31, 2002.

         (b) Includes non-cash barter advertising of $1,011,606 for the year ended December 31, 2002.

         (c)      Includes $38,807, $885,974 and $11,251,566 in amortization of
                  CBS advertising for the years ended December 31, 2004, 2003 and 2002, respectively.

         (d) On August 28, 2002, an Exchange Agreement ("Exchange Agreement"), was entered into among Hollywood Media, its wholly owned subsidiaries, hollywood.com, Inc. and Broadway.com, Inc., and Viacom Inc. Pursuant to the Exchange Agreement, Viacom re-conveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media's common stock, $.01 par value per share, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media's common stock were cancelled. The common stock and warrants had a fair value of $10,656,657 at the time of the Exchange Agreement. Viacom also paid Hollywood Media $2.0 million in cash and Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties for use through December 31, 2003. Each of the Advertising and Promotion Agreement and Content License Agreement, dated as of January 3, 2000, between hollywood.com, Inc. and Viacom, including hollywood.com, Inc.'s right to air additional advertising and promotion on CBS properties, was terminated. The remaining recorded value of the terminated advertising and promotion under the Advertising and Promotion Agreement and Content License Agreement at the time of the Exchange Agreement was $70,998,003 (representing approximately $49 million in actual advertising). Hollywood Media recorded a non-cash impairment loss of $58,341,346 in August 2002, the difference between the advertising cancelled and the fair value of the common stock and warrants returned by Viacom, plus the $2.0 million in cash paid by Viacom to Hollywood Media. In addition, during 2001 Viacom had prepaid to Hollywood Media, in cash, for advertising to be delivered in 2002 and 2003. At August 28, 2002, the value of the deferred advertising revenue remaining on Hollywood Media's balance sheet was $1,066,666. This balance reduced the impairment loss recorded. The aggregate impairment loss recorded in August 2002 was $57,274,680.

         (e) Capital expenditures does not include property and equipment acquired under capital lease obligations or through acquisitions.

         (f) Goodwill was originally reported in the "Other" segment through March 31, 2004. It has been allocated to the business segments.

(20)     UNAUDITED QUARTERLY FINANCIAL INFORMATION:
         ------------------------------------------

                       FOR THE        FOR THE        FOR THE         FOR THE
                       QUARTER        QUARTER        QUARTER         QUARTER
                        ENDED          ENDED          ENDED           ENDED
                      MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                        2004           2004            2004            2004
                    -----------    ------------    ------------    ------------

Net revenues       $ 14,784,720    $ 19,384,310    $ 15,102,827    $ 23,706,810
Operating loss       (1,863,271)     (1,321,549)     (2,998,529)     (3,767,875)
Net loss             (1,656,463)     (1,234,091)     (4,791,941)     (3,915,304)
Weighted average
 shares              24,916,531      27,717,948      28,336,820      30,154,256
Net loss per
 share(1)          $      (0.07)   $      (0.04)   $      (0.17)   $      (0.13)

                       FOR THE        FOR THE        FOR THE         FOR THE
                       QUARTER        QUARTER        QUARTER         QUARTER
                        ENDED          ENDED          ENDED           ENDED
                      MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                        2003           2003            2003            2003
                    -----------    ------------    ------------    ------------

Net revenues       $ 14,537,686    $ 17,146,181    $ 13,925,910    $ 19,249,185
Operating loss       (2,200,108)     (1,877,829)     (2,010,819)     (1,466,980)
Net loss             (2,805,735)     (1,520,810)     (2,321,463)       (793,679)
Weighted average
 shares              20,401,079      20,618,978      20,798,722      21,486,263
Net loss per
 share(1)          $      (0.14)   $      (0.07)   $      (0.11)   $      (0.04)

(1) Quarterly earnings per share are calculated on an individual basis and, because of roundings and changes in the weighted average shares outstanding during the year, the summation of each quarter may not equal the amount calculated for the year as a whole.

Ticketing revenues included amounts received from Broadway producers for the Company's marketing initiatives. The Company determined that these amounts should be recorded as a reduction of cost of revenues-ticketing and not included in ticketing revenues in the accompanying consolidated statements of operations. The Company corrected these errors for the twelve months ended December 31, 2004 during the fourth quarter of 2004. The effect of this correction was a reduction in ticketing revenues recognized during the nine months ended September 30, 2004 of $507,726. These adjustments were not considered material to the previously reported results for the years ended December 31, 2003 and 2002, or for any of the interim periods above. Had these amounts been corrected in 2003 and 2002, ticketing revenues and cost of revenues-ticketing would have been reduced by $797,850 and $843,793, respectively.

Internet ad sales revenues included agency commissions. The Company determined that these revenues should be included in the accompanying consolidated statements of operations net of agency commissions. The Company corrected these errors for the twelve months ended December 31, 2004 during the fourth quarter of 2004. The effect of this correction was a reduction in other revenues recognized during the nine months ended September 30, 2004 of $141,087. These adjustments were not considered material to the previously reported results for the years ended December 31, 2003 and 2002, or for any of the interim periods above. Had these amounts been corrected in 2003 and 2002, other revenues and selling, general and administrative expenses would have been reduced by $203,981 and $81,902, respectively.

(21)     RELATED PARTY TRANSACTIONS:
         ---------------------------

Lines of Credit

         Pursuant to an agreement dated March 28, 2005, in the event that Hollywood Media requires additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President have committed to provide Hollywood Media with an amount not to exceed $5.0 million through January 1, 2006, if needed to enable Hollywood Media to meet its operating, liquidity and/or working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generates cash from debt or equity financings, operational cash flow or proceeds from a sale of a division or subsidiary of Hollywood Media, Hollywood Media's share of debt equity or similar transactions by its equity investees or cash distsributions received from MovieTickets.com. Advances will bear interest at the prime rate plus one percent.

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

Performance Bonds for Broadway Ticketing Division

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

Joint Venture Transactions

         Pursuant to a joint venture agreement, Hollywood Media sells online ads for MovieTickets.com, a 26.4% owned joint venture (discussed further in Note
16). As payment for these services, Hollywood Media records a commission on ad sales sold on behalf of MovieTickets.com. Hollywood Media performs collections, billings and payment of payroll and other related expenses. Net revenues (less commissions) are submitted to

MovieTickets.com upon receipt by Hollywood Media. The Company has recorded receivables of $92,776 and $36,636 at December 31, 2004 and 2003, respectively, for billings, payroll and other related expenses. This amount is included in "other current assets" in the accompanying consolidated balance sheet. The Company has recorded net revenues (less commissions) payable to MovieTickets.com of $467,207 and $187,334 at December 31, 2004 and 2003, respectively. This amount is included with receivables in the accompanying consolidated balance sheets. The Company recorded $977,653, $567,893 and $191,977 as its commission for each of the fiscal years ended December 31, 2004, 2003 and 2002 respectively. This amount is included in "other" in the Net Revenues section in the accompanying consolidated statement of operations.

Consulting Agreement and Book Packaging Agreement

         Hollywood Media was obligated under a ten-year consulting agreement, which expired November 2003, to pay Dr. Martin Greenberg, the Chief Executive Partner of Tekno Books, $30,000 per year for consulting services. Dr. Greenberg provided consulting services on intellectual properties owned by Hollywood Media including introductions to best-selling authors.

         In connection with the consulting agreement, Hollywood Media also entered into a book packaging agreement with Dr. Greenberg providing that Dr. Greenberg would have the exclusive right to package novelizations based on certain of Hollywood Media's rights in certain characters and publishing properties for which the text was delivered during the term of the consulting agreement or, at Hollywood Media's option, text begun but not completed at the time of contract expiration. See Note 17 - Packaging Agreement.

(22)     SUBSEQUENT EVENTS:
         ------------------

         Hollywood Media has issued shares of common stock pursuant to the exercise of warrants with an exercise price of $2.84 per share, as follows:
10,000 shares issued on February 8, 2005 for an aggregate cash price of $28,400; 18,750 shares issued on March 3, 2005 for an aggregate cash price of $53,250; 66,021 shares issued on March 23, 2005 for an aggregate cash price of $187,500; and 150,000 shares issued on March 29, 2005 for an aggregate cash price of $426,000. The total cash proceeds from these issuances is $695,150.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

         Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of Hollywood Media's management, including the Chief Executive Officer and the Vice President of Finance and Accounting (the principal financial and accounting officer), of the effectiveness of Hollywood Media's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation and the material weaknesses described below, Hollywood Media's management, including the Chief Executive Officer and the Vice President of Finance and Accounting, have concluded that Hollywood Media's disclosure controls and procedures were not effective, as of December 31, 2004, to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         Management's Annual Report on Internal Control Over Financial Reporting; Attestation Report of the Registered Public Accounting Firm. Hollywood Media's management is currently continuing the overall review and assessment of its internal control over financial reporting. Therefore, in reliance on the exemption set forth in S.E.C. Release No. 50754 entitled "Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1," Hollywood Media has elected to defer the filing of management's annual report on internal control over financial reporting as required by Item 308(a) of Regulation S-K and the report of its Independent Registered Public Accounting Firm attesting to management's assessment of the effectiveness of internal control over financial reporting and on the effectiveness of the Company's internal control over financial reporting as required by Item 308(b) of Regulation S-K. These reports will be filed pursuant to an amendment to this Form 10-K to be filed no later than May 2, 2005.

         Identification of Material Weaknesses. As a result of Hollywood Media's efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and in connection with the audit of Hollywood Media's consolidated financial statements for the year ended December 31, 2004, Hollywood Media's management identified several "material weaknesses" (as defined under standards established by the Public Company Accounting Oversight Board as a deficiency that could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected) in internal control over financial reporting. The material weaknesses identified consist of the following:

         o Hollywood Media's management has identified deficiencies in the ticketing system utilized by the Broadway Ticketing Division that result in such system being inadequate to allow for timely processing of ticket and gift certificate sales. In order to remediate this material weakness, management is currently in the process of identifying and planning to implement a new ticketing system that will address the inadequacies of the current system. Management believes that the identification, planning and implementation of this new ticketing system will take approximately 12 to 18 months. While the process of identifying and planning a new ticketing system is underway, we are currently seeking to hire additional qualified accounting staff at the Broadway Ticketing Division with appropriate skill levels in order to improve the manual controls over the current ticketing system.

         o Hollywood Media's management has identified deficiencies in Hollywood Media's internally developed software guidelines leading to ineffective controls over the processing, recording, review and adjustment of amounts classified as capitalized web design and software development costs in Hollywood Media's financial statements. Management determined that, in regards to the relevant controls, information required in employee time reports was not consistently maintained and required project documentation, in particular project commencement and completion dates, was not timely prepared and monitored. As a result, Hollywood Media could not reliably support amounts and balances recorded during fiscal 2004 as capitalized web design and software development costs consistent with its internal guidelines and the provisions of SOP 98-1. In order to remediate this material weakness, we will be launching a new project management software system in order to assure the proper maintenance of employee time reports and project documentation. We expect that this system will be fully implemented by the end of the current fiscal year.

         o Hollywood Media's management has identified deficiencies in its financial statement closing procedures review process that were caused by a combination of control deficiencies relating to its current accounting system, the decentralization of accounting and finance functions and insufficient personnel resources and technical accounting expertise within the accounting function at the Company's divisions. These deficiencies resulted in the failure by Hollywood Media to file this Form 10-K on a timely basis. In order to remediate this material weakness, management is currently in the process of implementing a new accounting system that will address the inadequacies of the current system. Management believes that the implementation of this new accounting system will be completed by the third quarter of 2005. We are also currently seeking to hire additional qualified accounting staff at each of the Company's divisions with appropriate skill levels and technical expertise in order to address the deficiencies in our financial statement closing procedures.

            Hollywood Media's management, with the oversight of the Audit Committee of the Board of Directors, has been addressing these issues and is committed to effectively remediating known material weaknesses as expeditiously as possible. Management believes that the remediations described above, when completed, will eliminate the material weaknesses described above. However, we do not currently expect that any of the material weaknesses described above will be remediated by the end of our first quarter of fiscal 2005, and if they are not, Hollywood Media will be required to report in its Quarterly Report on Form 10-Q for the first quarter of fiscal 2005 or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal control over financial reporting continue to exist.

           As discussed above, Hollywood Media's management is currently continuing the overall review and assessment of its internal control over financial reporting. As part of this assessment, Hollywood Media's management is focusing on Hollywood Media's recent growth in terms of both size and complexity, coupled with the fact that its finance and accounting functions are largely decentralized. Although this review is not yet completed, Hollywood Media's management has initiated immediate changes in processes to correct errors that occurred and to reduce the likelihood that similar errors could occur in the future.

           The identification of these material weaknesses is based on findings to date. Due to the incomplete status of Hollywood Media's review and assessment of its internal control over financial reporting, we cannot be certain that Hollywood Media's management or its Independent Registered Public Accounting Firm will not identify additional material weaknesses or significant deficiencies between the date of this Form 10-K and the date that management's annual report on internal control over financial reporting is filed.

           Changes in Internal Control Over Financial Reporting. Other than as set forth above, there have been no changes in Hollywood Media's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, Hollywood Media's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
         ------------------

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
         ---------------------------------

         The information called for by this Item 10 is incorporated by reference from the following section(s) of Hollywood Media's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A: (i) the portions of "Election of Directors (Proposal No. 1)" under the following captions: "Nominees and Members of the Board of Directors," "Audit Committee," "Director Nomination Process," "Code of Ethics" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934;" and (ii) "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

         The information called for by this Item 11 is incorporated by reference from the following section(s) of Hollywood Media's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A:
"Executive Compensation" (but not the portions under the captions "Report of the Compensation Committee on Executive Compensation" or "Performance Graph").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

         The information called for by this Item 12 is incorporated by reference from the following section(s) of Hollywood Media's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A:
"Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

         The information called for by this Item 13 is incorporated by reference from the following section(s) of Hollywood Media's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A: "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
         ---------------------------------------

         The information called for by this Item 14 is incorporated by reference from the following section(s) of Hollywood Media's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A:
"Independent Auditor's Fees and Services" and "Audit Committee Pre-Approval Policies and Procedures".

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
         ----------------------------------------

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. FINANCIAL STATEMENTS

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

         o        Report of Independent Registered Public Accounting Firm

         o Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003

         o Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

         o Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002

         o Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

         o        Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.

3. EXHIBITS

The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

                                                                                                                   LOCATION OF
EXHIBIT NO. DESCRIPTION                                                                                              EXHIBIT
----------- -----------                                                                                              -------
 3.1        Third Amended and Restated Articles of Incorporation                                                       (1)

 3.2        Articles of Amendment to Articles of Incorporation of Hollywood Media Corp.
            for  Designation of Preferences, Rights and Limitations of Series E Junior Preferred Stock                 (31)

 3.3        Bylaws                                                                                                     (2)

 4.1        Form of Common Stock Certificate                                                                           (3)

 4.2        Rights Agreement dated as of August 23, 1996 between Hollywood Media and American Stock
            Transfer & Trust Company, as Rights Agent                                                                  (4)

 4.3        Amendment No. 1, dated as of December 9, 2002, to Amended and Restated  Rights  Amendment
            dated as of August 23, 1996 between  Hollywood  Media Corp.  and American Stock Transfer &
            Trust Company.                                                                                             (5)

10.1        Compensatory Plans, Contracts and Arrangements
            (a)   Employment Agreement between Hollywood Media and Mitchell Rubenstein
                  dated as of July 1, 1993                                                                             (6)

            (b)   Extension and Amendment Agreement between Hollywood Media and
                  Mitchell Rubenstein entered into as of July 1, 1998                                                  (7)

            (c)   Employment Agreement between Hollywood Media and Laurie S. Silvers dated as of
                  July 1, 1993                                                                                         (6)

            (d)   Extension and Amendment Agreement between Hollywood Media and Laurie S. Silvers
                  entered into as of July 1, 1998                                                                      (7)

            (e)   1993 Stock Option Plan, as amended effective October 1, 1999                                         (8)

            (f)   Directors Stock Option Plan, as amended effective May 1, 2003                                        (22)

            (g)   Form of Indemnification Agreement between Hollywood Media and each of its Directors
                  and Officers                                                                                         (6)

            (h)   2000 Stock Incentive Plan, as amended October 30, 2003                                               (23)

            (i)   Hollywood Media Corp. 401(K)/Profit Sharing Plan dated as of January 31, 2001
                  (was amended and restated in 2004, see amended plan below)                                           (1)

            (j)   Exchange Agreement dated as of December 14, 2001 between Hollywood Media Corp.
                  and Laurie S. Silvers                                                                                (10)

            (k)   Exchange Agreement dated as of December 14, 2001 between Hollywood Media Corp.
                  and Mitchell Rubenstein                                                                              (10)

            (l)   Extension and Amendment Agreement dated as of May 31, 2004 between Hollywood Media
                  Corp. and Mitchell Rubenstein                                                                        (28)

            (m)   Extension and Amendment Agreement dated as of May 31, 2004 between Hollywood Media
                  Corp. and Laurie S. Silvers                                                                          (28)

            (n)   Extension and Amendment Agreement dated as of July 1, 2003 between Hollywood Media
                  Corp. and Mitchell Rubenstein                                                                        (28)

            (o)   Extension and Amendment Agreement dated as of July 1, 2003 between Hollywood Media
                  Corp. and Laurie S. Silvers                                                                          (28)

            (p)   Hollywood Media Corp. 401(k) Retirement Savings Plan, dated as of                                    (29)
                  September 16, 2004 (the "Plan");  Amendment to the Plan, dated as of September 16, 2004;
                  related Volume Submitter  (Cross-Tested  Defined Contribution Plan and Trust); EGTRRA
                  Amendment to the Plan and Post-EGTRRA Amendment to the Plan, dated as of September 16, 2004          (30)
            (q)   2004 Stock Incentive Plan

            (r)   Employment Letter, dated as of April 2, 2003, by and between  Hollywood Media Corp.
                  and Scott Gomez                                                                                      (31)

            (s)   Amendment Agreement, dated as of November 15, 2004, to Employment Agreement between
                  Hollywood Media Corp. and Mitchell Rubenstein.                                                       (31)

            (t)   Amendment Agreement, dated as of November 15, 2004, to Employment Agreement between
                  Hollywood Media Corp. and Laurie S. Silvers.                                                         (31)

 10.2       Common Stock Investment Agreement dated as of August 22, 2000 among Hollywood Media, Elliott
            Associates, L.P. and Westgate International, L.P.                                                          (12)

 10.3       Registration Rights Agreement dated August 22, 2000 among Hollywood Media, Elliott Associates, L.P.
            and Westgate International, L.P.                                                                           (12)

 10.4       Common Stock Adjustment Warrant dated August 22, 2000 between Hollywood Media and Elliott
            Associates, L.P.                                                                                           (12)

 10.5       Common Stock Adjustment Warrant dated August 22, 2000 between Hollywood Media and Westgate
            International, L.P.                                                                                        (12)

 10.6       Common Stock Purchase Warrant dated August 22, 2000 between Hollywood Media and
            Elliott Associates, L.P.                                                                                   (12)

 10.7       Common Stock Purchase Warrant dated August 22, 2000 between Hollywood Media
            and Westgate International, L.P.                                                                           (12)

 10.8       Purchase Agreement effective as of September 29, 2000 among Hollywood.com, Inc. and                        (14)
            the Purchasers named therein

 10.9       Services Agreement dated as of February 9, 2001 between Hollywood Media Corp., and
            Lakeside Ventures, LLC                                                                                     (16)

10.10       Securities Purchase Agreement dated as of April 25, 2001 between Hollywood Media Corp.,
            Societe Generale and Velocity Investment Partners, Ltd.                                                    (16)

10.11       Registration Rights Agreement dated as of April 25, 2001 between
            Hollywood Media Corp., Societe Generale and Velocity Investment Partners, Ltd.                             (16)

10.12       "A" Warrant issued to Societe Generale                                                                     (16)

10.13       "B" Warrant issued to Societe Generale                                                                     (16)

10.14       Investment and Subscription Agreement made and entered into as of September 17, 2001,
            between Hollywood Media Corp. and Zeke, L.P., a Delaware limited partnership.                              (18)

10.15       Purchase Agreement made as of October 12, 2001, between Broadway.com, Inc., Robert DeVivio
            and Peter Falconello                                                                                       (18)

10.16       Transfer and Shareholders Agreement dated January 14, 2002 by and among Baseline
            Acquisitions Corp., Baseline, Inc., Hollywood Media Corp. and Fountainhead Media Services, Inc.            (19)

10.17       Management Services Agreement as of January 14, 2002 between Hollywood Services, Inc.
            and Baseline, Inc.                                                                                         (19)

10.18       Exchange  Agreement  dated August 28, 2002,  among  Hollywood Media Corp.,                                 (20)
            Hollywood.com, Inc., Broadway.com, Inc. and Viacom Inc.

10.19       Securities  Purchase  Agreement for 6% Senior Convertible  Debentures,  dated as of
            May 22, 2002, among Hollywood Media Corp.,  Federated Kaufman Fund,  Portside Growth &
            Opportunity Fund Ltd., Leonardo, L.P., Carpe Diem Long Short Fund, LLC and Mitchell Rubenstein             (21)

10.20       6% Senior Convertible Debenture Due May 2005 issued by Hollywood Media Corp. as of May 22, 2002            (21)

10.21       Registration  Rights Agreement,  dated as of May 22, 2002, among Hollywood Media Corp.,
            Federated Kaufman Fund, Portside Growth & Opportunity Fund Ltd.,  Leonardo,  L.P., Carpe Diem Long
            Short Fund, LLC and Mitchell Rubenstein                                                                    (21)

10.22       Warrant issued by Hollywood Media Corp. to purchasers of 6% Senior Convertible Debentures,
            dated as of May 22, 2002                                                                                   (21)

10.23       Amended and Restated Partnership Agreement dated as of November 21, 2002 between Hollywood
            Media Corp. and Dr. Martin H. Greenberg                                                                    (24)

10.24       Indemnification Agreement for Surety Bonds dated as of May 7, 2003, by and between Hollywood
            Media Corp., and Mitchell Rubenstein and Laurie Silvers.                                                   (25)

10.25       Securities Purchase Agreement dated as of February 9, 2004, among Hollywood Media Corp. and
            the investors signatory thereto                                                                            (26)

10.26       Registration Rights Agreement dated as of February 9, 2004, among Hollywood Media Corp. and
            the investors signatory thereto                                                                            (26)

10.27       Form of Warrant issued to purchasers pursuant to Securities Purchase Agreement dated
            February 9, 2004.                                                                                          (26)

10.28       Warrant issued to placement agent in connection with Securities Purchase Agreement
            dated February 9, 2004.                                                                                    (26)

10.29       Agreement dated as of January 7, 2004 between Fountainhead Media Services, Inc. and Hollywood
            Media Corp., providing for the satisfaction of Fountainhead's promissory note to Hollywood
            Media in exchange for Fountainhead's shares of common stock of Baseline Acquisitions Corp.                 (27)

10.30       Agreement and Plan of Merger dated as of June 14, 2004, by and among Studio Systems, Inc.,
            Hollywood Media Corp., SSI Acquisition Sub, Inc. and SSI Investments LLC                                   (28)

10.31       Asset Purchase Agreement dated as of June 15, 2004, by and between Merchant Internet Group,
            Inc., Showtimes.Com, Inc., and Hollywood Media Corp.                                                       (28)

10.32       Amendment to Debenture Agreement, dated as of September 29, 2004, by and  between Hollywood
            Media Corp. and Portside Growth & Opportunity Fund Ltd.                                                    (31)

10.33       Amended and Restated 6% Senior Convertible Debenture Due May 22, 2006 issued by Hollywood
            Media Corp. to Portside  Growth & Opportunity  Fund Ltd., dated October 15, 2004.                          (31)

10.34       Warrant No. W-A-5 dated as of August 31, 2004 issued to CD Investment Partners, Ltd. in
            replacement of Warrant No. W-A-4.                                                                          (31)

10.35       Agreement to Convert Debenture, dated as of August 30, 2004, by and between Hollywood Media
            Corp. and Leonardo, L.P.                                                                                   (31)

10.36       Conversion Notice, dated September 28, 2004, for 6% Senior Convertible Debenture due May 22,
            2005 held by Leonardo, L.P.                                                                                (31)

10.37       Agreement to Convert Debenture, dated as of August 31, 2004, by and between Hollywood Media
            Corp. and CD Investment Partners, Ltd.                                                                     (31)

10.38       Conversion  Notice, dated  September  30, 2004, for 6% Senior Convertible Debenture due May 22,
            2005 held by CD Investment Partners, Ltd.                                                                  (31)

10.39       Conversion  Notice, dated  August  20,  2004, for 6% Senior Convertible Debenture due May 22,
            2005 held by Federated Kaufmann Fund                                                                       (31)

10.40       Conversion Notice, dated August 20, 2004, for 6% Senior Convertible Debenture due May 22, 2005
            held by Mitchell Rubenstein and Laurie Silvers                                                             (31)

10.41       Financial Commitment letter dated March 28, 2005 made by Mitchell Rubenstein and Laurie Silvers
            in favor of Hollywood Media Corp.                                                                           *

 21         Subsidiaries of Hollywood Media                                                                             *

 23         Consent of Independent Registered Public Accounting Firm                                                    *

 31.1       Certification of Chief Executive Officer (Section 302)                                                      *

 31.2       Certification of Vice President of Finance and Accounting (Principal financial and accounting
            officer) (Section 302)                                                                                      *

 32.1       Certification of Chief Executive Officer (Section 906)                                                      *

 32.2       Certification of Vice President of Finance and Accounting (Principal financial and accounting
            officer) (Section 906)                                                                                      *

-----------------------------

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

(20) Incorporated by reference from the exhibit to Hollywood Media's Current Report on Form 8-K filed on August 28, 2002

(21) Incorporated by reference from the exhibit to Hollywood Media's Current Report on Form 8-K filed on May 23, 2002

(22) Incorporated by reference from Appendix B to Hollywood Media's Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.

(23) Incorporated by reference from Appendix C to Hollywood Media's Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.

(24) Incorporated by reference from the exhibit filed with Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2002.

(25) Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(26) Incorporated by reference from the exhibits to Hollywood Media's Current Report on Form 8-K filed on February 17, 2004.

(27) Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(28) Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(29) Incorporated by reference from the exhibits to Hollywood Media's Current Report on Form 8-K filed on August 17, 2004.

(30) Incorporated by reference from Appendix B to Hollywood Media's Proxy Statement filed on November 4, 2004 for its 2004 Annual Meeting of Shareholders.

(31) Incorporated by reference from the exhibit filed with Hollywood Media's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HOLLYWOOD MEDIA CORP.

Date: March 31, 2005     By: /s/ Mitchell Rubenstein
                             -----------------------
                             Mitchell Rubenstein, Chairman of the Board
                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2005       /s/ Mitchell Rubenstein
                           -----------------------
                           Mitchell Rubenstein, Chairman of the Board and
                           Chief Executive Officer (Principal executive officer)

Date: March 31, 2005       /s/ Laurie S. Silvers
                           -----------------------
                           Laurie S. Silvers, Vice Chairman of the Board,
                           President and Secretary

Date: March 31, 2005       /s/ Scott Gomez
                           -----------------------
                           Scott Gomez, Vice President of Finance and Accounting
                           (Principal financial and accounting officer)

Date: March 31, 2005       /s/ Harry T. Hoffman
                           -----------------------
                           Harry T. Hoffman, Director

Date: March 31, 2005       /s/ Deborah J. Simon
                           -----------------------
                           Deborah J. Simon, Director

Date: March 31, 2005       /s/ Robert E. McAllan
                           -----------------------
                           Robert E. McAllan, Director