Form 10-K/A
period 2004-12-31
HOLLYWOOD MEDIA CORP
filed 2005-05-02
CIK 912544

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _________________

                           Commission File No. 0-22908

                              HOLLYWOOD MEDIA CORP.
          (Exact name of registrant issuer as specified in its charter)

                 FLORIDA                                       65-0385686
----------------------------------------                ------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

      2255 GLADES ROAD, SUITE 221A
           BOCA RATON, FLORIDA                                   33431
----------------------------------------                ------------------------
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

As of April 29, 2005, there were 31,645,303 shares of the registrant's common stock, $.01 par value, outstanding.
================================================================================

                                EXPLANATORY NOTE

         Hollywood Media Corp. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2004 (which was filed with the Securities and Exchange Commission on March 31, 2005) pursuant to an exemptive order set forth in S.E.C. Release No. 50754 entitled "Order Under
Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1." In reliance on the exemptive order, Hollywood Media omitted both management's annual report on internal control over financial reporting (as required by Item 308(a) of Regulation S-K) and the related report of its Independent Registered Public Accounting Firm attesting to management's assessment of the effectiveness of internal control over financial reporting and on the effectiveness of the Company's internal control over financial reporting (as required by Item 308(b) of Regulation S-K) from Item 9A of its Annual Report on Form 10-K. In compliance with the exemptive order, the Company is filing this Amendment No. 1 on Form 10-K/A to:

     o amend and restate Item 9A to include "Management's Annual Report on Internal Control Over Financial Reporting" and the "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" required in Item 9A; and

     o amend Item 15 to report the filing of additional exhibits required in connection with the amendment and restatement of Item 9A.

         Except for the amendments described above, this Amendment does not modify or update Hollywood Media's previously reported financial statements and other financial disclosures in the original Annual Report on Form 10-K. Unaffected items have not been repeated in this Amendment No. 1 on Form 10-K/A.

ITEM 9A. CONTROLS AND PROCEDURES.
         ------------------------

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

         Management's Report on Internal Control Over Financial Reporting. The Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Vice President of Finance and Accounting that: (i) pertains to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;
(ii) provides reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorization of the Company's management and directors; and (iii) provides reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework.

         As a result of this assessment, the Company's management has determined that there are six deficiencies that each constitute material weaknesses in the Company's internal control over financial reporting as of December 31, 2004. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The six deficiencies that the Company's management has determined constitute material weaknesses are discussed below.

         Entity Level Controls. The Company has identified ineffective entity level controls as defined in the COSO framework. These weaknesses include the following: (i) weaknesses in the control environment which challenge the effectiveness of senior management's communications regarding the importance of internal controls; lack of adequate controls over initiation, authorization and approval of routine transactions; lack of effective segregation of duties; inadequate implementation of previous management letter recommendations; and lack of adequate resources in accounting and finance to ensure that recurring errors are appropriately addressed; (ii) weaknesses in certain risk assessment controls, including the lack of adequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a potential effect on financial reporting; (iii) weaknesses over control activities, including the lack of necessary policies and procedures; (iv) weaknesses over information and communication controls, including the lack of effective information systems and business processes required to support operations and reporting requirements; lack of adequate controls over changes to financial applications; and lack of adequate communication of employees' duties and control responsibilities; and
         (v) weaknesses in monitoring controls, including the lack of adequate staffing, audit committee and senior management oversight and procedures to ensure periodic evaluations of internal controls to provide assurance that controls are functioning effectively and that identified control deficiencies are timely remedied.

         Financial Statement Close Process. The Company has identified insufficient controls to ensure that accurate financial statements can be prepared on a timely basis. The inadequate controls include insufficient levels of supporting documentation, inadequate accounting systems, lack of resources, inadequate review processes, lack of technical accounting resources and the inability to generate accurate information in a timely manner in order to accurately prepare financial statements and disclosures for quarterly and year-end reporting with the Securities and Exchange Commission. This material weakness resulted in several recorded adjustments and modifications to the financial statements and related footnote disclosures presented for review and audit, which were included in the Company's September 30, 2004 Form 10-Q and Annual Report filed on Form 10-K for the year ended December 31, 2004, respectively.

         Broadway Ticketing Division. The Company has identified insufficient internal controls over the Broadway Ticketing Division, including inadequate systems to allow for timely processing of ticketing and gift certificate sales and inadequate review, summarization, recording and reporting of ticketing-related financial information. As a result, a material weakness was identified within this division as the Company was unable to record ticket sales, related costs, deferred revenues, deferred costs and gift certificate sales accurately or in a timely manner. This material weakness resulted in adjustments being recorded during the fourth quarter of 2004 to inventory, other deferred assets, accrued expenses, accounts payable, deferred revenue, sales, cost of revenues-ticketing and selling, general and administrative expenses.

         Accounting for Internally Developed Software Costs. The Company has identified insufficient internal controls over the processing, recording, review and adjustment of expenditures classified as capitalized web design and software development costs in the Company's financial statements. Information required in employee time reports was not consistently maintained and required project documentation, in particular project commencement and completion dates, was not timely prepared and monitored. As a result, the Company could not support certain amounts and balances recorded during fiscal 2004 as capitalized web design and software development costs consistent with its internal guidelines and the provisions of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This material weakness resulted in adjustments recorded during the fourth quarter of 2004 to property and equipment, accumulated depreciation, depreciation expense and selling, general and administrative expenses.

         Accounting for Income Taxes. The Company has identified insufficient internal controls to correctly compile, summarize and calculate its gross deferred tax assets and liabilities resulting from temporary differences and net operating loss carry-forwards. This material weakness resulted in significant modifications being made to the Company's income tax disclosures as of December 31, 2004.

         Combination of Significant Deficiencies. The Company has identified certain other insufficient internal controls which, although individually would not have constituted a material weakness, when combined, constitute a material weakness. The insufficient controls include inadequate review, documentation, and defined procedures within the following processes: (i) purchase and pay for assets; (ii) record and amortize prepaid and other assets; (iii) record and amortize intangible assets; (iv) estimate allowance for doubtful accounts; (v) assess long-lived assets for impairment; (vi) accounting for convertible debentures; (vii) estimate commitments and contingencies;
         (viii) accounting for stock options; (ix) calculate and record minority interest; (x) information technology general controls were not in operation for a sufficient period of time; (xi) accounting for leases;
         (xii) record internet ad sales revenues; and (xiii) accounting for business combinations. The aggregation of these significant deficiencies resulted in adjustments recorded during the fourth quarter of 2004 to prepaid expenses, fixed assets, intangible assets, goodwill, allowance for doubtful accounts, deferred revenue, additional paid-in capital, internet ad sales revenues and selling, general and administrative expenses and modifications to various disclosures in the Company's financial statements.

         Management's assessment of the effectiveness of internal control over financial reporting did not include internal control over financial reporting for Studio Systems, Inc. since it was acquired by the Company in a purchase business combination on July 1, 2004, and management believes it was not possible for management to conduct an assessment of Studio Systems, Inc.'s internal control over financial reporting in the period between the consummation date and the date of management's assessment. Results for Studio Systems, Inc. are included in the 2004 consolidated financial statements of the Company and constituted approximately $4.5 million and $4.3 million of total and net assets, respectively, as of December 31, 2004 and approximately $1.2 million and $0.2 million of revenues and net loss, respectively, for the year then ended.

         Based on our evaluation under the framework set forth by COSO in Internal Control -- Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2004.

         Our management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the Company's independent registered public accounting firm. Their attestation report appears below.

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

         Management's Plan to Address Material Weaknesses.

         The Company's rapid growth and the integration of a newly acquired non-public entity during fiscal 2004 resulted in an unexpected strain on the Company's internal resources. In addition, the Company experienced an increase in its stock price during the first half of 2004 and, due to the increase in its market capitalization on June 30, 2004, became an accelerated filer under
Section 404 of the Sarbanes-Oxley Act. This required the Company to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2004, which was earlier than previously expected. These issues contributed to the material weaknesses described above that were identified by management during its assessment of the effectiveness of the Company's internal control over financial reporting.

         Management is firmly committed to addressing all of these material weaknesses as expeditiously as possible. Accordingly, the following are the major actions that the Company's management has taken and will continue to take in order to remediate the material weaknesses described above:

     o The Company licensed and is in the process of installing a new general ledger system for the Company and its wholly-owned subsidiaries. This general ledger system will automate several processes that are currently being performed manually by the Company's accounting staff, such as payroll functions, cash reconciliations, fixed asset management and intercompany accounting. In addition, this system will include a purchase order function that will introduce additional controls over the approval of procurement transactions. The new general ledger system was licensed in 2004, but its implementation was deferred until 2005 because management determined that it would not be possible to perform all of the testing required to be Sarbanes-Oxley compliant if it were installed in 2004. Management expects the implementation of this system to be completed by October 1, 2005.

     o The Company's management has identified a more robust ticketing software system to replace its existing system and is currently negotiating the terms of licensing this system. The Company anticipates that the implementation of the new ticketing system will be completed as expeditiously as possible and expects that this will take no longer than 12 to 18 months.

     o The Company is in the process of hiring a controller for the Broadway Ticketing Division. This controller will be responsible for instituting compensating manual controls during the implementation period for the new ticketing software system discussed above.

     o The Company is also in the process of hiring additional skilled accountants to strengthen its existing accounting department in order to better manage the Company's growth and the increased technical complexity of its accounting transactions. In the interim, the Company is utilizing an outside consulting firm with technical accounting expertise to assist the Company's accounting department with the review of all future public filings.

     o Although the Company's audit committee currently consists of three highly qualified individuals, including the former President and Chief Executive Officer of Waldenbooks, Inc., management believes that the audit committee can be further strengthened by the addition of an audit committee chairperson and an audit committee financial expert (as defined in Item 401 of Regulation S-K). The Company expects that before the end of fiscal 2005 it will add an additional member to its board of directors to serve as the chairperson and financial expert of the audit committee, and has already interviewed several qualified candidates with the requisite financial accounting expertise to serve in such capacities.

     o The Company has implemented numerous remediations to address the identified material weakness in entity level controls, including (i) holding biweekly risk assessment meetings with our executive officers, division heads and representatives of our human resources, information systems, ad sales, business development and legal departments to identify and discuss any known business or financial risks that may affect the Company and develop timely responses to such risks and (ii) establishing a whistleblower hotline that allows any employee of the Company to anonymously report to a third party any complaints or concerns regarding accounting matters, internal accounting controls or auditing matters, and establishing procedures for the audit committee and senior management to address such complaints or concerns in a timely manner.

     o In order to properly account for internally developed software, the Company will launch a new project management software system before the end of fiscal 2005 that will assure the proper maintenance of employee time reports and project documentation.

         Management believes that the remediations described above, when completed, will mitigate the material weaknesses identified by management as a result of its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders of Hollywood Media Corp.

We have audited management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing on page 1 of this Amended Annual Report on Form 10-K/A, that Hollywood Media Corp. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the identified material weaknesses in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hollywood Media Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

Entity-Level Controls
---------------------
The Company has identified ineffective entity level controls as defined in the COSO framework. These weaknesses include the following:
         (i) weaknesses in the control environment which challenge the effectiveness of senior management's communications regarding the importance of internal controls; lack of adequate controls over initiation, authorization and approval of routine transactions; lack of effective segregation of duties; inadequate implementation of previous management letter recommendations; and lack of adequate resources in accounting and finance to ensure that recurring errors are appropriately addressed,

         (ii) weaknesses in certain risk assessment controls, including the lack of adequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a potential effect on financial reporting,
         (iii) weaknesses over control activities, including the lack of necessary policies and procedures,
         (iv) weaknesses over information and communication controls, including the lack of effective information systems and business processes required to support operations and reporting requirements; lack of adequate controls over changes to financial applications; and lack of adequate communication of employees' duties and control responsibilities, and
         (v) weaknesses in monitoring controls, including the lack of adequate staffing, audit committee and senior management oversight and procedures to ensure periodic evaluations of internal controls to provide assurance that controls are functioning effectively and that identified control deficiencies are timely remedied.

Financial Statement Close Process
---------------------------------
The Company has identified insufficient controls to ensure that accurate financial statements can be prepared on a timely basis. The inadequate controls include insufficient levels of supporting documentation, inadequate accounting systems, lack of resources, inadequate review processes, lack of technical accounting resources and the inability to generate accurate information in a timely manner in order to accurately prepare financial statements and disclosures for quarterly and year-end reporting with the Securities and Exchange Commission. This material weakness resulted in several recorded adjustments and modifications to the financial statements and related footnote disclosures presented for review and audit, which were included in the Company's September 30, 2004 Form 10-Q and Annual Report filed on Form 10-K for the year ended December 31, 2004, respectively.

Broadway Ticketing Division
---------------------------
The Company has identified insufficient internal controls over the Broadway Ticketing Division, including inadequate systems to allow for timely processing of ticketing and gift certificate sales and inadequate review, summarization, recording and reporting of ticketing-related financial information. As a result, a material weakness was identified within this division as the Company was unable to record ticket sales, related costs, deferred revenues, deferred costs and gift certificate sales accurately or in a timely manner. This material weakness resulted in adjustments being recorded during the fourth quarter of 2004 to inventory, other deferred assets, accrued expenses, accounts payable, deferred revenue, sales, cost of revenues-ticketing and selling, general and administrative expenses.

Accounting for Internally Developed Software Costs
--------------------------------------------------
The Company has identified insufficient internal controls over the processing, recording, review and adjustment of expenditures classified as capitalized web design and software development costs in the Company's financial statements. Information required in employee time reports was not consistently maintained and required project documentation, in particular project commencement and completion dates, was not timely prepared and monitored. As a result, the Company could not support certain amounts and balances recorded during fiscal 2004 as capitalized web design and software development costs consistent with its internal guidelines and the provisions of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This material weakness resulted in adjustments recorded during the fourth quarter of 2004 to property and equipment, accumulated depreciation, depreciation expense and selling, general and administrative expenses.

Accounting for Income Taxes
---------------------------
The Company has identified insufficient internal controls to correctly compile, summarize and calculate its gross deferred tax assets and liabilities resulting from temporary differences and net operating loss carry-forwards. This material weakness resulted in significant modifications being made to the Company's income tax disclosures as of December 31, 2004.

Combination of Significant Deficiencies
---------------------------------------
The Company has identified certain other insufficient internal controls which, although individually would not have constituted a material weakness, when combined, constitute a material weakness. The insufficient controls include inadequate review, documentation, and defined procedures within the following processes (1) Purchase and pay for assets, (2) Record and amortize prepaid and other assets, (3) Record and amortize intangible assets, (4) Estimate allowance for doubtful accounts, (5) Assess long-lived assets for impairment, (6) Accounting for convertible debentures, (7) Estimate commitments and contingencies, (8) Accounting for stock options, (9) Calculate and record minority interest, (10) Information technology general controls were not in operation for a sufficient period of time, (11) Accounting for leases, (12) Record internet ad sales revenues and (13) Accounting for business combinations. The aggregation of these significant deficiencies resulted in adjustments recorded during the fourth quarter of 2004 to prepaid expenses, fixed assets, intangible assets, goodwill, allowance for doubtful accounts, deferred revenue, additional paid-in capital, internet ad sales revenues and selling, general and administrative expenses and modifications to various disclosures in the Company's financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 28, 2005, on those financial statements.

As indicated in the accompanying "Management's Report on Internal Control Over Financial Reporting," management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Studio Systems, Inc., which is included in the 2004 consolidated financial statements of Hollywood Media Corp. and constituted approximately $4.5 million and $4.3 million of total and net assets, respectively, as of December 31, 2004 and approximately $1.2 million and $0.2 million of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because it was acquired by the Company in a purchase business combination on July 1, 2004, and management believes it was not possible for management to conduct an assessment of Studio Systems, Inc.'s internal control over financial reporting in the period between the consummation date and the date of management's assessment. Our audit of internal control over financial reporting of Hollywood Media Corp. also did not include an evaluation of the internal control over financial reporting of Studio Systems, Inc.

In our opinion, management's assessment that Hollywood Media Corp. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Hollywood Media Corp. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.


                                             /s/Ernst & Young LLP
                                             Certified Public Accountants
Fort Lauderdale, Florida
April 28, 2005

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
         ----------------------------------------

(A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K/A:

The Exhibits listed below are filed as part of this Annual Report on Form
10-K/A.
                                                                     LOCATION OF
EXHIBIT NO.               DESCRIPTION                                  EXHIBIT
-----------               -----------                                -----------

    23       Consent of Independent Registered Public Accounting Firm     *

    31.1     Certification of Chief Executive Officer (Section 302)       *

    31.2     Certification of Vice President of Finance and
             Accounting (Principal financial and accounting officer)
             (Section 302)                                                 *
----------
* Filed as an exhibit to this Form 10-K/A

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HOLLYWOOD MEDIA CORP.

Date:  May 2, 2005               By: /s/ Mitchell Rubenstein
                                     -------------------------------------------
                                     Mitchell Rubenstein, Chairman of the Board
                                     and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 2, 2005                    /s/ Mitchell Rubenstein
                                     -------------------------------------------
                                     Mitchell Rubenstein, Chairman of the Board
                                     and Chief Executive Officer
                                     (Principal executive officer)

Date: May 2, 2005                    /s/ Laurie S. Silvers
                                     -------------------------------------------
                                     Laurie S. Silvers,
                                     Vice Chairman of the Board,
                                     President and Secretary

Date: May 2, 2005                    /s/ Scott Gomez
                                     -------------------------------------------
                                     Scott Gomez, Vice President of Finance and
                                     Accounting (Principal financial and
                                     accounting officer)

Date: May 2, 2005                    /s/ Harry T. Hoffman
                                     -------------------------------------------
                                     Harry T. Hoffman, Director

Date: May 2, 2005                    /s/ Deborah J. Simon
                                     -------------------------------------------
                                     Deborah J. Simon, Director

Date: May 2, 2005                    -------------------------------------------
                                     Robert E. McAllan, Director