Form 10-Q
period 2005-03-31
HOLLYWOOD MEDIA CORP
filed 2005-05-16
CIK 912544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

         As of May 13, 2005, the number of shares outstanding of the issuer's common stock, $.01 par value, was 31,670,303.

                              HOLLYWOOD MEDIA CORP.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                                 PAGE(S)
                                                                                 -------
           Condensed Consolidated Balance Sheets as of March 31, 2005
           (unaudited) and December 31, 2004....................................    2

           Condensed Consolidated Statements of Operations (unaudited) for the
           Three Months ended March 31, 2005 and 2004 ..........................    3

           Condensed Consolidated Statement of Shareholders' Equity (unaudited)
           for the Three Months ended March 31, 2005 ...........................    4

           Condensed Consolidated Statement of Cash Flows (unaudited) for the
           Three Months ended March 31, 2005 and 2004 ..........................    5

           Notes to Condensed Consolidated Financial Statements (unaudited) .... 6-20

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................21-37

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK  ..................................................   38

ITEM 4.    CONTROLS AND PROCEDURES  ........................................... 38-41

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS  ..................................................   42

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........   42

ITEM 6.    EXHIBITS ............................................................   42

Signatures .....................................................................   43

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,         December 31,
                                                                2005                2004
                                                            -------------      -------------
                                                             (unaudited)
                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                $   3,801,726      $   6,330,394
   Receivables, net                                             2,579,019          1,992,478
   Inventories                                                 12,969,507          8,467,405
   Prepaid expenses                                             1,275,320          1,124,363
   Other receivables                                            1,921,618          1,205,803
   Other current assets                                            55,624             45,935
   Restricted cash                                                127,500            255,000
                                                            -------------      -------------
   Total current assets                                        22,730,314         19,421,378

AQUISITION ESCROW                                                 750,000            750,000
PROPERTY AND EQUIPMENT, net                                     2,464,426          2,455,040
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES           168,608            435,509
INTANGIBLE ASSETS, net                                          1,307,229          1,515,985
GOODWILL                                                       45,064,263         44,977,429
OTHER ASSETS                                                      224,290            256,258
                                                            -------------      -------------
TOTAL ASSETS                                                $  72,709,130      $  69,811,599
                                                            =============      =============

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITES:
   Accounts payable                                         $   4,388,327      $   4,043,098
   Accrued expenses and other                                   4,612,101          5,172,920
   Deferred revenue                                            16,982,628         12,006,919
   Current portion of capital lease obligations                   132,738            150,103
                                                            -------------      -------------
   Total current liabilities                                   26,115,794         21,373,040

DEFERRED REVENUE                                                  214,333            227,000
CAPITAL LEASE OBLIGATIONS, less current portion                   110,939             84,523
MINORITY INTEREST                                                  13,995             74,075
OTHER DEFERRED LIABILITY                                          119,707            104,539
CONVERTIBLE DEBENTURE, NET                                        834,596            799,152

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value,
     539,127 shares authorized; none outstanding                       --                 --
   Common stock, $.01 par value,
     100,000,000 shares authorized;
     31,608,080 and 31,283,706 shares issued and
     outstanding at March 31, 2005 and
     December 31, 2004, respectively                              316,081            312,837
   Additional paid-in capital                                 306,685,141        305,729,408
   Deferred compensation                                       (2,275,000)        (2,437,500)
   Accumulated deficit                                       (259,426,456)      (256,455,475)
                                                            -------------      -------------
   Total shareholders' equity                                  45,299,766         47,149,270
                                                            -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  72,709,130      $  69,811,599
                                                            =============      =============

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended March 31,
                                                         ------------------------------
                                                             2005              2004
                                                         ------------      ------------
NET REVENUES
   Ticketing                                             $ 18,339,544      $ 11,878,290
   Other                                                    3,545,968         2,906,430
                                                         ------------      ------------
                                                           21,885,512        14,784,720
                                                         ------------      ------------
OPERATING EXPENSES
   Cost of revenues - ticketing                            15,897,787         9,951,540
   Editorial, production, development and
     technology (exclusive of depreciation and
     amortization shown separately below)                   1,344,955         1,188,021
   Selling, general and administrative                      7,020,386         4,978,313
   Depreciation and amortization                              570,107           530,117
                                                         ------------      ------------

     Total operating expenses                              24,833,235        16,647,991
                                                         ------------      ------------

     Operating loss                                        (2,947,723)       (1,863,271)

EQUITY IN EARNINGS (LOSSES) OF INVESTEES                       (5,032)            4,694

OTHER INCOME (EXPENSE):
   Interest, net                                              (44,761)         (417,955)
   Other, net                                                  26,332           690,561
                                                         ------------      ------------

     Loss before minority interest                         (2,971,184)       (1,585,971)

MINORITY INTEREST IN (EARNINGS) LOSSES OF
   SUBSIDIARIES                                                   203           (70,492)
                                                         ------------      ------------

     Net loss                                            $ (2,970,981)     $ (1,656,463)
                                                         ============      ============


Basic and diluted loss per common share                  $      (0.10)     $      (0.07)
                                                         ============      ============

Weighted average common and common equivalent shares
   Outstanding - basic and diluted                         30,655,878        24,916,531
                                                         ============      ============

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

                                         Common Stock              Additional
                                 -----------------------------       Paid-in       Deferred        Accumulated
                                     Shares          Amount          Capital     Compensation        Deficit          Total
                                 -------------   -------------   -------------   -------------    -------------    -------------
Balance - December 31, 2004         31,283,706   $     312,837   $ 305,729,408   $  (2,437,500)   $(256,455,475)   $  47,149,270

Issuance of compensatory
  stock for
  services rendered                     20,000             200          19,250              --               --           19,450
Issuance of stock -
  401(k) employer match                 39,951             400         193,361              --               --          193,761
Issuance of stock -
  stock option exercises                16,408             164          63,135              --               --           63,299
Issuance of stock -
  warrant exercise,
  net of placement commissions         244,771           2,448         664,896              --               --          667,344
Issuance of stock -
  interest on convertible
  debenture                              3,244              32          15,091              --               --           15,123
Amortization of deferred
  compensation                              --              --              --         162,500               --          162,500
Net loss                                    --              --              --              --       (2,970,981)      (2,970,981)
                                 -------------   -------------   -------------   -------------    -------------    -------------

Balance - March 31, 2005            31,608,080   $     316,081   $ 306,685,141   $  (2,275,000)   $(259,426,456)   $  45,299,766
                                 =============   =============   =============   =============    =============    =============

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of shareholders' equity.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                               2005            2004
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $ (2,970,981)   $ (1,656,463)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                              570,107         530,117
     Interest paid in stock                                                      15,123          78,641
     Amortization of discount and beneficial conversion feature on
       convertible debentures                                                    35,444         285,837
     Amortization of deferred financing costs                                     2,721          32,425
     Equity in earnings of unconsolidated investees,
       net of return of invested capital                                        266,901          44,992
     Amortization of deferred compensation costs                                162,500          81,250
     Provision for (recovery of)  bad debts                                        (688)         27,471
     Issuance of compensatory stock for services rendered                        19,450         132,091
     Minority interest in earnings of subsidiaries, net of distributions
       to minority owners                                                       (60,080)         19,363
     Amortization of put/call option                                                 --        (719,250)
   Changes in assets and liabilities:
     Receivables                                                               (585,853)         23,472
     Inventories                                                             (4,502,102)     (3,103,479)
     Prepaid expenses                                                          (150,957)         87,038
     Other receivables                                                         (715,815)       (453,081)
     Other current assets                                                        (9,689)        (30,860)
     Restricted cash                                                                 --        (150,000)
     Other assets                                                                29,247           5,568
     Accounts payable                                                           278,146         (30,456)
     Accrued expenses and other                                                (259,309)       (825,922)
     Deferred revenue                                                         4,963,042       2,258,844
     Other deferred liability                                                    15,168           7,758
                                                                           ------------    ------------
       Net cash  used in operating activities                                (2,897,625)     (3,354,644)
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (306,335)       (137,071)
                                                                           ------------    ------------
     Net cash used in investing activities
                                                                               (306,335)       (137,071)
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of shareholder/officer loan                                              --        (600,000)
   Net repayments to factor                                                          --        (126,960)
   Proceeds received from exercise of stock options                              63,299              --
   Proceeds received from exercise of warrants, net                             667,344              --
   Net proceeds from issuance of common stock in private placement                   --      15,057,500
   Payments under capital lease obligations                                     (55,351)        (64,421)
                                                                           ------------    ------------
     Net cash provided by financing activities
                                                                                675,292      14,266,119
                                                                           ------------    ------------

    Net increase (decrease) in cash and cash equivalents                     (2,528,668)     10,774,404

CASH AND CASH EQUIVALENTS, beginning of period                                6,330,394       1,867,999
                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                      3,801,726    $ 12,642,403
                                                                           ============    ============

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
   Interest paid                                                           $     12,273    $     20,658
                                                                           ============    ============

                The accompanying notes to condensed consolidated
          financial statements are an integral part of these condensed consolidated statements of cash flows.

                     HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION AND CONSOLIDATION:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. ("Hollywood Media") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media's financial position and results of operations. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2005. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

         Hollywood Media's condensed consolidated financial statements include the accounts of Hollywood Media, its wholly owned subsidiaries, and its 51% owned subsidiary, Tekno Books, which is a partnership. All significant intercompany balances and transactions have been eliminated in consolidation and a minority interest has been established to reflect the outside ownership of Tekno Books. Hollywood Media's 50% and 26.4% ownership interests in NetCo Partners and MovieTickets.com, respectively, are accounted for under the equity method of accounting.

(2)      STOCK-BASED COMPENSATION:

         As permitted under Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), Hollywood Media has chosen to account for its Stock Plans under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, because the exercise price of Hollywood Media's employee stock options typically equals the market price of the underlying stock on the date of grant, no compensation expense is typically recorded upon grant. SFAS No. 148 requires disclosure of the estimated fair value of employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values.

         Had compensation cost for all stock options granted pursuant to Hollywood Media's plans been determined consistent with SFAS No. 123, as amended by SFAS No. 148, Hollywood Media's net loss and net loss per share would have increased to the following pro forma amounts:

                                                   Quarter ended March 31,
                                                ----------------------------
                                                    2005            2004
                                                ------------    ------------

Reported net loss                               $ (2,970,981)   $ (1,656,463)

Stock-based employee compensation expense
 under fair value method                            (238,181)       (433,086)
                                                ------------    ------------

Pro forma net loss                              $ (3,209,162)   $ (2,089,549)
                                                ============    ============

Reported net loss per share                     $      (0.10)   $      (0.07)
                                                ============    ============

Pro forma net loss per share                    $      (0.10)   $      (0.08)
                                                ============    ============

Weighted average common and common equivalent
  shares outstanding - basic and diluted          30,655,878      24,916,531
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

         Loss Per Common Share

         SFAS No. 128, "Earnings Per Share," requires companies to present basic and diluted earnings per share ("EPS"). Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.

         Restricted shares are not included in the basic calculation until vesting occurs. There were 700,000 and 62,500 unvested restricted shares as of March 31, 2005 and 2004, respectively. Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 5,383,424 and 8,095,236 at March 31, 2005 and 2004, respectively, were excluded from the calculation of diluted loss per share for the three months ended March 31, 2005 and 2004, respectively, because their impact was anti-dilutive.

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

         Receivables

         Receivables consist of amounts due from customers who have advertised on Hollywood Media's websites, have purchased content from Hollywood Media's syndication businesses, have purchased live theater tickets and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $383,603 and $394,183 at March 31, 2005 and December 31, 2004, respectively.

         Recent Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the Commission issued Staff Accounting Bulletin ("SAB") 107 which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the Commission amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that begins after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R effective January 1, 2006, at which time the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact, if any, that SFAS No. 153 will have on the results of operations, financial position or cash flows.

(4)      ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:

         Fountainhead Media Services

         On January 14, 2002, Fountainhead Media Services acquired a 20% equity interest in our subsidiary that owns Baseline, Inc., a wholly owned subsidiary of Hollywood Media. Consideration consisted of a $2 million promissory note payable to Hollywood Media and the contribution by Fountainhead Media of its FilmTracker database, intellectual property rights, all existing contracts and its content management system with a stated value of $2 million. Our Baseline service was integrated with FilmTracker, resulting in a combined service incorporating Baseline's data with FilmTracker's content management system and interface. On January 7, 2004, we exchanged the $2 million promissory note we held for the 20% equity interest in Baseline, Inc. owned by Fountainhead, and we now own 100% of the subsidiary that owns Baseline. In conjunction with the exchange of the promissory note, the negative fair value of $719,250 on a put and call option obtained by Fountainhead was relieved through earnings, and is included in other, net in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2004.

         Studio Systems, Inc. ("SSI")

         On July 1, 2004, Hollywood Media consummated our acquisition by merger of 100% of the outstanding common stock of Studio Systems, Inc. ("SSI"), one of the leading entertainment industry database and information service providers. As a result of the acquisition, SSI became a subsidiary of Hollywood Media and its business was integrated with our Baseline/FilmTracker subsidiary now known as Baseline/StudioSystems. The aggregate purchase consideration was $4,984,359, including $157,225 of acquisition costs, of which $920,000 was held in an escrow account pending the final working capital adjustment. During the fourth quarter of 2004, $170,000 in Accounts Receivable escrow was released including $33,267 in monies which were returned to Hollywood Media Corp. for uncollected guaranteed receivables. As of March 31, 2005, the $750,000 remained in escrow. The $750,000 (equaling the original $920,000 held in escrow less $170,000 subsequently released from escrow) was not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved beyond a reasonable doubt. The Company expects to resolve this contingency before June 30, 2005. As part of the consideration paid to the former owners of SSI, Hollywood Media issued 73,249 shares of its common stock valued at $250,000, and agreed to make 12 monthly payments of $42,500 each. Hollywood Media has funded the closing and subsequent payments with cash on hand. A reconciliation of the purchase price is provided below.

Purchase consideration                                 $ 4,984,359
Less cash in escrow                                       (750,000)
                                                       -----------

  ADJUSTED PURCHASE CONSIDERATION                      $ 4,234,359
                                                       ===========

Cash acquired                                          $   265,601
Accounts receivable                                        533,992
Other current assets                                        45,601
Property, plant and equipment, net                         133,585
                                                       -----------

  TOTAL ASSETS                                         $   978,779
                                                       ===========

Current liabilities                                    $  (311,299)
Obligations under capital leases                           (45,019)
Deferred revenue                                          (638,683)
                                                       -----------

  TOTAL LIABILITIES                                    $  (995,001)
                                                       ===========

  NET ASSETS                                           $   (16,222)
                                                       -----------

Excess of the purchase consideration over fair value
of net assets acquired                                 $ 4,250,581
                                                       ===========

         The excess of the purchase consideration over the fair value of net assets acquired has been classified preliminarily in goodwill in the accompanying condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004. The Company expects to complete the purchase price allocation in the second quarter of 2005. Any remaining goodwill will be deductible for tax purposes over 15 years.

         As of March 31, 2005, the Company is awaiting the results of a valuation to be performed by an independent valuation expert on 2004 assets acquired.

         The results of operations of SSI have been included in the Company's results of operations since the date of acquisition (July 1, 2004). The following are the pro forma results for each applicable period assuming that the acquisition had occurred on the first day of each period presented:

                                    Three months ended
                                      March 31, 2004
                                    -------------------
Proforma net revenues                  $ 15,453,775

Proforma net loss                      $ (1,535,327)


Proforma net loss per share            $      (0.06)

Proforma weighted average common and
common equivalent shares                 24,989,780

(5)      DEBT:

         CEO Commitments

         Pursuant to an agreement dated March 28, 2005, in the event that Hollywood Media requires additional funding in 2005, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President have committed to provide Hollywood Media with an amount not to exceed $5.0 million, in the aggregate, through January 1, 2006, if needed to enable Hollywood Media to meet its operating, liquidity and/or working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generates cash from debt or equity financings, operational cash flow, proceeds from a sale of a division or subsidiary of Hollywood Media, Hollywood Media's share of debt, equity or similar transactions by its equity investees or cash distributions received from MovieTickets.com. Advances will bear interest at the prime rate plus one percent. As of March 31, 2005, no amount had been drawn under this commitment, and the amount of the commitment has been reduced by $730,643, representing cash proceeds from stock options and warrant exercises during the three months ended March 31, 2005, in accordance with the terms of the commitment.

         Under a similar commitment that expired on January 1, 2004, in the event that Hollywood Media required additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President committed to provide Hollywood Media with an amount not to exceed $3.5 million through January 1, 2004, if needed to enable Hollywood Media to meet its working capital requirements. Advances bore interest at the prime rate plus one percent. There was $600,000 principal amount outstanding under this commitment at December 31, 2003, of which $400,000 (which was loaned by a wholly-owned limited liability corporation of Hollywood Media's Chairman and President) was collateralized by Broadway Ticketing inventory, and $200,000 was unsecured. This loan was fully repaid during the first quarter of 2004 plus interest of $17,626.

         May 2002 Convertible Debentures

         On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of investors, upon payment of an aggregate $5.7 million cash investment from such investors. The Debentures bore interest at 6% per annum, payable quarterly in cash or common stock. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures were convertible at the option of the investors at any time through

May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, but the sole outstanding Debenture was amended and is now convertible through and matures on May 22, 2006, following the conversion of $4.7 million principal amount of Debentures described below. The original conversion price of $3.46 per share was adjusted and amended as described below. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible Debentures if the Debentures are still outstanding at maturity, subject to certain conditions. The investors also received fully vested detachable warrants (the "Warrants") to acquire at any time through May 22, 2007, an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. On May 22, 2003, an investor holding at least seventy-five percent of such investor's shares of common stock issued or issuable to such investor under the Debentures, had the exercise price of the warrants held by such investor decreased to $3.46 per share, which equals the pre-adjustment conversion price of the Debentures. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As a result of the private placement in February 2004, the original conversion price of the Debentures of $3.46 per share was reduced to $3.30 per share, and the exercise price of the warrants was reduced to $3.34 per share, after giving effect to a weighted average anti-dilution provision per the agreements. As a result of the reduction of the conversion price on February 13, 2004, additional beneficial conversion of $294,360 was recorded. As of March 31, 2005, no warrants issued under these Debenture Agreements have been exercised.

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

         As of March 31, 2005 and December 31, 2004, $165,404 and $200,848,
respectively, of unamortized discount on the Debentures was reducing the face amount of Debentures, and is being amortized to interest expense over the remaining term of the outstanding Debentures.

         A total of $389,095 in deferred finance costs were incurred for the Debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the Warrants issued to the Debenture holders). During the quarters ended March 31, 2005 and 2004, $2,721 and $32,425 respectively, were recognized as interest expense from the amortization of the debt issuance costs.

         Interest expense of $35,444 and $285,837 was recorded for the quarters ended March 31, 2005 and 2004, respectively, consisting of stated interest, discount amortization of the beneficial conversion feature for the reduction in conversion prices on the Debentures, and the original discounts.

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

CinemaSource Guaranty

         In 1999, Hollywood Media loaned approximately $1.7 million to the former owner ("borrower") of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000 and guaranteed payment of the note. In April 2003, Hollywood Media entered into an agreement with the holder of the note to satisfy Hollywood Media's obligations under its guaranty of the note. Pursuant to such agreement, Hollywood Media agreed to pay the holder an aggregate of $462,269 in nine monthly installments commencing April 2003. In July 2003, pursuant to an agreement with the holder, the Company had the right, at its election, to pay the holder half of any monthly payment in restricted stock and during 2003, the Company issued 110,836 shares of common stock valued at $152,135 pursuant to such agreement. As a result, the Company recorded an additional expense of $89,215 for the market premium of the common stock payments, which expense was reversed in the fourth quarter of 2003 as the Company determined to instead pay the holder in cash. The outstanding balance of such loan at December 31, 2003 was $138,152, and was repaid in full in the first quarter of 2004. Subsequent to this guaranty being paid in full, amounts were fully recovered from the borrower and Hollywood Media recorded a credit to selling, general and administrative expenses of $302,859 during the quarter ended June 30, 2004.

(6)      GOODWILL AND OTHER INTANGIBLE ASSETS:

         Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. Hollywood Media established October 1 of each year as its annual impairment test date. As of March 31, 2005, Hollywood Media was not aware of any events or changes in circumstances that would require it to evaluate goodwill for impairment prior to October 1, 2005.

         On June 18, 2004, Hollywood Media acquired the assets of Front Row Marketing ("FRM"), a provider of opt-in emails of movie showtimes services for certain movie theater exhibitors in the United States. In exchange for the assets of FRM, which consisted primarily of customer contracts, Hollywood Media issued 91,463 shares in Hollywood Media common stock, valued at $300,000. Front Row Marketing was integrated into Hollywood Media's ExhibitorAds business unit which is part of our Data Business division. The list of customer contracts is classified as an intangible asset and is being amortized over 5 years. Amortization expense of $15,000 was recorded in the quarter ended March 31, 2005.

         On December 10, 2004, Hollywood Media acquired the assets of Group Tickets Inc., a provider of Broadway theater tickets to groups and tour operators. The aggregate purchase consideration was $118,421 for the assets, which consisted primarily of a customer list of groups and tour operators and receivables. The customer list of groups is recorded as an intangible asset valued at $108,826 and is being amortized over 5 years. Amortization expense of $5,441 was recorded in the quarter ended March 31, 2005.

(7)      COMMON STOCK:

         On January 3, 2005, Hollywood Media issued 20,000 shares of common stock valued at $92,200, as compensation to a consulting firm for services rendered and to be rendered, of which $19,450 relates to services provided in Q1-05, with the balance of services to be provided during the remainder of 2005.

         On January 4, 2005, Hollywood Media issued 3,244 shares of common stock valued at $15,123 in payment of interest on the Debentures for the period October 1, 2004 through December 31, 2004.

         On January 18, 2005, Hollywood Media issued 1,408 shares of common stock valued at $14, upon a director's exercise of a stock option with an exercise price of $0.01 per share.

         On February 2, 2005, Hollywood Media issued 39,951 shares of common stock valued at $193,761 for payment of Hollywood Media's 401(k) employer match for the calendar year 2004.

         On March 21, 2005, Hollywood media issued 15,000 shares of common stock valued at $63,299, pursuant to the exercise of a stock option with an exercise price of $4.22 per share.

         Hollywood Media has issued shares of common stock pursuant to the exercise of warrants with an exercise price of $2.84 per share as follows:
10,000 shares issued on February 8, 2005 for an aggregate cash price of $28,400; 18,750 shares issued on March 3, 2005 for an aggregate cash price of $53,250; 66,021 shares issued on March 23, 2005 for an aggregate cash price of $187,500; and 150,000 shares issued on March 29, 2005 for an aggregate cash price of $426,000. Pursuant to the placement agent agreement relating to the February 2004 offering in which these warrants were issued, Hollywood Media incurred fees of $27,806 payable to the placement agent due to such exercises, which have been recorded as a reduction of the proceeds received from such exercises.

         In August 2004, pursuant to the extensions and amendments to employment agreements for each of Hollywood Media's Chairman of the Board and Chief Executive Officer, Mr. Mitchell Rubenstein and Hollywood Media's Vice Chairman and President, Ms. Laurie S. Silvers, Hollywood Media issued 400,000 shares, or a total of 800,000 shares, of restricted common stock valued at $2,600,000. Compensation is recognized quarterly as shares vest over a 4-year period beginning in October 2004. During the quarter ended March 31, 2005, Hollywood Media amortized $162,500 in compensation expenses on these shares, with $2,275,000 of unamortized deferred compensation remaining at March 31, 2005.

(8)      INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES:

         Investments in and advances to unconsolidated investees consist of the following:

                         MARCH 31,     DECEMBER 31,
                           2005            2004
                         ---------     ------------
NetCo Partners (a)       $ 173,583      $ 440,484
MovieTickets.com (b)        (4,975)        (4,975)
                         ---------      ---------
                         $ 168,608      $ 435,509
                         =========      =========

         (A) NETCO PARTNERS

         Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy's Net Force. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners' income or loss as Equity in Earnings of Investees. The revenues, gross profit and net income of NetCo Partners for the three months ended March 31, 2005 and 2004 are presented below:

                                THREE MONTHS ENDED
                                    MARCH 31,
                             ----------------------
                               2005          2004
                             --------      --------

Revenues                     $     --      $ 14,000
Gross Profit                    1,013        10,955
Net Income (Loss)             (10,064)        9,388

Hollywood Media's
share of net income (loss)   $ (5,032)     $  4,694

         Hollywood Media and C.P. Group, a company in which Tom Clancy is a shareholder, are each 50% partners in NetCo Partners. Pursuant to the terms of the NetCo Partners Joint Venture Agreement, Hollywood Media is responsible for developing, producing, manufacturing, advertising, promoting, marketing and distributing NetCo Partners' illustrated novels and related products and for advancing all costs incurred in connection therewith. All amounts advanced by Hollywood Media to fund NetCo Partners' operations are treated as capital contributions of Hollywood Media and Hollywood Media is entitled to a return of such capital contributions before distributions of profits are split equally between Hollywood Media and C.P. Group.

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

         As of March 31, 2005 and December 31, 2004, NetCo Partners had $425,159 and $1,072,743 of accounts receivable, respectively, and deferred revenues, consisting of cash advances received but not yet recognized as revenue, amounting to $194,965 as of March 31, 2005, compared to $194,965 at December 31, 2004. These accounts receivable and deferred revenue balances are not included in Hollywood Media's consolidated balance sheets.

         Through March 31, 2005, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $10.1 million, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

         (B) MOVIETICKETS.COM

         Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. ("AMC") and National Amusements, Inc. to form MovieTickets.com, Inc. ("MovieTickets.com"). In August 2000, the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over 5 years provided by Viacom Inc. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising on each participating exhibitor's movie screens. In March 2001, America Online Inc. ("AOL") purchased a non-interest bearing convertible preferred voting equity interest in MovieTickets.com for $8.5 million in cash, convertible into approximately 3% of the common stock of MovieTickets.com, Inc. In connection with this transaction, MovieTickets.com's ticket inventory is promoted through AOL's interactive properties and ticket inventory of AOL's Moviefone is available through MovieTickets.com.

         Hollywood Media owns 26.4% of the equity in MovieTickets.com, Inc. at March 31, 2005. Excluding AOL's convertible preferred equity interest, Hollywood Media shares in 26.4% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.4% of MovieTickets.com income or loss as Equity in Earnings of Investees. Upon conversion of AOL's equity interest into common stock of MovieTickets.com as discussed above, Hollywood Media will own 26.2% of the equity in MoveTickets.com. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded income (losses) of $0 for the three months ended March 31, 2005, and 2004, in its investment in MovieTickets.com.

         Hollywood Media performs collections, billing, payroll and other related expenses and net revenues (less commissions) are submitted to MovieTickets.com upon receipt by Hollywood Media.

(9)      SEGMENT REPORTING:

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

         The Other segment is comprised of Company-wide expenses such as insurance, accounting, centralized information technology, and consulting fees relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to make an assessment of and report on internal control over financial reporting.

         Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.

         The following table illustrates the financial information regarding Hollywood Media's reportable segments:

                              THREE MONTHS ENDED MARCH 31,
                                       (UNAUDITED)
                             ------------------------------
                                 2005              2004
                             ------------      ------------
NET REVENUES:
Broadway Ticketing           $ 18,339,544      $ 11,878,290
Data Business                   2,428,331         1,662,798
Internet Ad Sales                 788,576           772,507
Intellectual Properties           329,061           471,125
Cable TV                               --                --
Other                                  --                --
                             ------------      ------------
                             $ 21,885,512      $ 14,784,720
                             ============      ============

OPERATING INCOME (LOSS):
Broadway Ticketing           $    338,104      $    530,600
Data Business                     480,352           166,337
Internet Ad Sales                (620,637)         (656,420)
Intellectual Properties            63,225           135,533
Cable TV                         (181,613)         (228,923)
Other                          (3,027,154)       (1,810,398)
                             ------------      ------------
                             $ (2,947,723)     $ (1,863,271)
                             ============      ============

CAPITAL EXPENDITURES
Broadway Ticketing           $     34,441      $     37,002
Data Business                      47,538            27,043
Internet Ad Sales                  24,732             7,268
Intellectual Properties                --                --
Cable TV                               --             1,879
Other                             199,624            63,879
                             ------------      ------------
                             $    306,335      $    137,071
                             ============      ============

DEPRECIATION AND
AMORTIZATION EXPENSE:
Broadway Ticketing           $     67,418      $     42,337
Data Business                     184,983           175,657
Internet Ad Sales                 177,025           188,275
Intellectual Properties               585               585
Cable TV                           55,541            55,388
Other                              84,555            67,875
                             ------------      ------------
                             $    570,107      $    530,117
                             ============      ============


                                MARCH 31,       DECEMBER 31,
                                  2005              2004
SEGMENT ASSETS:               (UNAUDITED)
                              -----------       -----------
Broadway Ticketing            $21,227,699       $18,882,386
Data Business                  23,421,577        22,793,500
Internet Ad Sales              23,209,348        23,479,910
Intellectual Properties           650,272           720,371
Cable TV                          105,106           149,246
Other                           4,095,128         3,786,186
                              -----------       -----------
                              $72,709,130       $69,811,599
                              ===========       ===========

(10)     CERTAIN COMMITMENTS AND CONTINGENCIES:

     Self Insured Group Medical -
     ----------------------------

     Hollywood Media has recorded a current liability of $227,850 and $179,742 related to accruals for self-insurance at March 31, 2005 and December 31, 2004, respectively in connection with the Company's decision, effective June 1, 2004 to self insure its exposures under the Company's group medical plan. The liability was recorded for the maximum amount of potential liability under the stop loss coverage due to the lack of historical claims experience data available.

     Litigation  -
     -------------

         In November 2002 there was an arbitration action commenced by a third party against Hollywood Media regarding a contract dispute involving claims against Tribune Company and the hollywood.com, Inc. subsidiary of Hollywood Media, which dispute was settled in October 2003. Under the settlement, Hollywood Media made a $200,000 payment in October 2003, and agreed to purchase certain advertising to advertise Hollywood Media's exhibition-related businesses in a trade publication at a cost of $14,167 per month, at prevailing rates, over a six-month period which commenced in December 2003. As of December 31, 2004, all payments were made and as of March 31, 2005 there was $50,050 of prepaid advertising remaining under this agreement.

         In a separate matter, a lawsuit pertaining to an advertising insertion order was filed against Hollywood Media in May 2003, seeking damages of $161,000 plus interest and costs. Hollywood Media and the plaintiff in this matter entered into an agreement in January 2005 to settle this litigation whereby Hollywood Media will purchase $119,000 (which is included in "prepaid expenses" in the accompanying condensed consolidated balance sheet as of March 31, 2005), in advertising on plaintiff's various websites to promote at market rates Hollywood Media's various web properties over the period of January 18, 2005 through September 17, 2005, payable over 8 months.

         As previously reported, the following lawsuit, which was pending as of March 31, 2004, was settled in November 2004: Water Garden Company LLC, as Plaintiff, v. Hollywood Media Corp., a Florida corporation; hollywood.com, Inc., a California corporation (and subsidiary of Hollywood Media Corp.); and The Tribune Company (as successor in interest to the Times Mirror Company), as Defendants; filed July 16, 2001 in the Superior Court of the State of California for the County of Los Angeles. Hollywood Media recorded a provision of $400,000 in respect of this matter for the three months ended March 31, 2004. There was a final settlement of this litigation in November 2004 and payment was made to the plaintiff as agreed, and as a result all claims against hollywood.com, Inc. have been satisfied and there are no remaining obligations of Hollywood Media or hollywood.com, Inc. in this matter. In this case, Water Garden Company LLC filed suit claiming damages for breach of a lease for office space entered into by hollywood.com, Inc., as lessee.

         Hollywood Media is from time to time a party to various legal proceedings including matters arising in the ordinary course of business.

(11)     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
         FINANCING ACTIVITIES:

During The Three Months Ended March 31, 2005:

     o 20,000 shares of Hollywood Media common stock, valued at $92,200, were issued for services rendered by a consulting firm, of which $19,450 relates to services provided in Q1-05, and the balance to services to be provided during the remainder of 2005.

     o 3,244 shares of Hollywood Media common stock, valued at $15,123, were issued for interest due on the outstanding Debentures.

     o 39,951 shares of Hollywood Media common stock, valued at $193,761, were issued as payment of Hollywood Media's 401(k) employee match for calendar year 2004.

     During The Three Months Ended March 31, 2004:

     o 52,627 shares of Hollywood Media common stock, valued at $139,987 were issued as payment of Hollywood Media's 401(k) employee match for calendar year 2003.

     o 32,697 shares of Hollywood Media common stock, valued at $78,641 were issued for interest due to the holders of the debentures.

     o Hollywood Media recorded $132,091 in consulting expense relating to stock issued to independent third parties for services rendered to the Company.

(12)     RECLASSIFICATION:

         In Q1-05 the Company began classifying costs associated with the production and maintenance of the Broadway.com content as editorial, production, development and technology expenses in the condensed consolidated statement of operations. These costs for Q1-05 and Q1-04 were $145,324 and $115,498, respectively. The Company has not reclassified these costs from selling, general and administrative expenses for the period ended March 31, 2004.

(13)     SUBSEQUENT EVENTS:

         As previously reported on Form 8-K, on April 6, 2005 a third party holder of shares of preferred stock of MovieTickets.com, Inc. completed the conversion of such preferred stock into shares of common stock of MovieTickets.com. As a result of such conversion, Hollywood Media's ownership interest in MovieTickets.com was reduced from 26.4% to 26.2%. There are no longer any outstanding shares of preferred stock of MovieTickets.com. The Company will evaluate the accounting ramifications of this conversion transaction in accordance with the applicable accounting literature. The impact, if any, of this conversion transaction on the Company's consolidated financial statements will be recorded in the second quarter of 2005.

         As previously reported on Form 8-K, on April 6, 2005, the Compensation Committee of the Board of Directors, approved the payment of cash performance bonuses in the amount of $200,000 to each of Mitchell Rubenstein, the Company's Chief Executive Officer, and Laurie S. Silvers, the Company's President. These bonuses were issued in accordance with the discretionary bonus provisions of Mr. Rubenstein's and Ms. Silvers' respective Employment Agreements with the Company (as amended), and were paid by the Company on April 8, 2005.

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

     o the Company's ability to realize anticipated revenues and cost efficiencies,

     o    technology risks and risks of doing business over the Internet,

     o    government regulation,

     o    our ability to achieve and maintain effective internal controls,

     o dependence on our founders, and our ability to recruit and retain key personnel, and

     o    the volatility of our stock price.

         Hollywood Media is also subject to other risks detailed herein or detailed in our Annual Report on Form 10-K for the year ended December 31, 2004 and in other filings made by Hollywood Media with the Securities and Exchange Commission.

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

         Our Data Business includes CinemaSource, EventSource, ExhibitorAds and Baseline/StudioSystems; our Broadway Tickets business includes Broadway.com, 1-800-Broadway and Theatre Direct International. These services supply media outlets with specific information on entertainment events, such as movies, live theater and concerts, and sell tickets for Broadway, as well as hotel and Broadway ticket packages. Our businesses also include an intellectual property business, as well as Hollywood.com and a minority interest in MovieTickets.com. In addition, Hollywood Media owns and operates the cable television network, Hollywood.com Television.

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

         EventSource. We launched the EventSource business in 1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and shows, touring companies, community playhouses and dinner theaters throughout North America and in London's West End. The EventSource database contains detailed information for over 10,000 venues, and the EventSource services are monitored by individual city editors specializing in their respective markets. Hollywood Media believes that EventSource is the largest (based on market share), and the only national, compiler and syndicator of detailed information on community and cultural events in North America. EventSource's information is a content source for AOL's Digital City, The New York Times, Vindigo and VoltDelta. Through annual and multi-year contracts, EventSource generates recurring revenues from licensing fees.

          ExhibitorAds. We launched ExhibitorAds during the first quarter of 2002 as yet another expansion of the CinemaSource operations. ExhibitorAds leverages the movie theater showtimes from the CinemaSource data collection systems and our relationship with various movie exhibitors, to provide our movie-exhibitor customers with directory advertising for insertion in newspapers around the country. Our customers include AMC Theatres, Consolidated Theatres, Crown Theatres and others. The types of ads created by ExhibitorAds include the weekly movie ads typically carried in newspapers, which highlight a particular movie theater where the film is playing and the start times of the films. Through a web-based data system, ExhibitorAds is able to create ads using showtimes data from the CinemaSource database. These advertisements are delivered to the newspapers in one of several formats, ready for publication. ExhibitorAds also provides other exhibitor marketing services including brochures and movie showtimes email marketing and, in June 2004, we acquired the assets of Front Row Marketing, a provider of opt-in e-mails of movie showtimes services for certain movie theater exhibitors in the United States.

         Baseline/StudioSystems. Baseline is a comprehensive entertainment database, research service, and application service provider offering information to movie studios, production companies, movie and TV distributors, entertainment agents, managers, producers, screenwriters, news organizations, and financial analysts covering the entertainment industry. Baseline's film and television database contains over 14,000 celebrity biographies, credits for over 130,000 released feature films, television series, miniseries, TV movies and specials dating back nearly 100 years, over 15,000 film and television projects in every stage of development and production, over 1,900 movie reviews, box office grosses dating back nearly 20 years, revenue and cost estimates for over 5,000 released feature films, over 18,000 company rosters and representation/contact information for over 50,000 entertainment professionals. Baseline provides applications that allow entertainment professionals to streamline workflow, increase efficiency, and expand market awareness. Baseline offers its data and application modules on an annual subscription basis, syndicates data to a number of leading information aggregators and publications, and also provides data on a pay per use basis. Baseline's customers include the major movie studios, numerous production companies, law firms, investment banks, news agencies, advertising agencies, consulting firms and other professionals in the entertainment industry. Our previously existing Baseline service was integrated with FilmTracker, a business we acquired in the first quarter of 2002, resulting in a combined service that incorporates Baseline's data into FilmTracker's content management system and interface. Pursuant to such acquisition, the seller of Filmtracker, Fountainhead Media Services ("Fountainhead"), acquired 20% of the capital stock of our subsidiary that owns Baseline, in return for combining FilmTracker with Baseline, and Fountainhead's $2 million promissory note payable to Hollywood Media. In the first quarter of 2004, we exchanged the $2 million promissory note for the 20% equity interest owned by Fountainhead, and now we own 100% of our subsidiary that owns the combined Baseline/Filmtracker service.

         In July 2004, Baseline's business and assets were substantially increased as a result of the closing of the acquisition by Hollywood Media of Studio Systems, Inc., one of our leading competitors in the entertainment industry database and information services provider business. As a result of the acquisition, Studio Systems, Inc. became a subsidiary of Hollywood Media Corp. and its business is being integrated with Hollywood Media's Baseline/FilmTracker subsidiary. The combined business is now known as Baseline/StudioSystems.

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

         TDI. We acquired TDI as of September 15, 2000. Founded in 1990, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway, and in London's West End. TDI sells tickets directly to group buyers including travel agents and tour groups. TDI also manages a marketing cooperative that represents participating Broadway shows to the travel industry around the world. Recent Broadway shows marketed by this cooperative include All Shook Up, Avenue Q, Beauty and the Beast, Chicago, Chitty Chitty Bang Bang, Dirty Rotten Scoundrels, Hairspray, Lennon, Little Women, Rent, The Lion King, The Mambo Kings, The Phantom of the Opera and The Producers. In addition, TDI's education division, Broadway Classroom, markets group tickets and educational programs to schools across the country.

         The combined Broadway Ticketing business provides theater ticketing and related content for over 100 venues in multiple markets to consumers and over 20,000 travel agencies, tour operators, corporations, educational institutions and affiliated websites. Our Broadway Ticketing division employs a knowledgeable sales force that offers ticket buyers a concierge-style service that includes show recommendations, hotel packages with luxury hotels and dinner choices at fine restaurants. We obtain the tickets we sell through our arrangements with theatre box offices and we maintain our own inventory of tickets for sale.

INTERNET DIVISIONS

         Hollywood.com. Hollywood.com is a premier online entertainment destination and movie industry information and services website. Hollywood.com generates revenue by selling advertising on its website. Hollywood.com features in-depth movie information, including movie descriptions and reviews, movie showtimes listings, entertainment news, feature articles about film and television celebrities, local event coverage and an extensive multimedia library containing celebrity interviews, premier coverage, film related events, celebrity parties and behind the scenes footage. Some of the advertisers who have advertised on Hollywood.com include Walt Disney Studios, New Line Cinema, Paramount Studios, Sony Studios, Microsoft, Pepsi, General Motors, AMEX, HBO, A&E, US Army, Chase, Honda, Mazda, Fox, Warner Bros., Verizon and Circuit City.

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

CABLE TV DIVISION

         Cable TV. We launched two interactive digital cable television channels in 2002: "Hollywood.com Television" (formerly called Totally Hollywood TV) and "Broadway.com Television" (formerly called Totally Broadway TV), to further leverage our proprietary content. Both cable TV channels utilize existing Hollywood Media content complementing Hollywood Media's existing business units. Broadway.com Television and Hollywood.com Television offer audiences interactive entertainment and information, with on-demand video content including premiers, previews, reviews, behind-the-scenes footage, interviews and coverage of celebrity-packed entertainment industry events. Both networks use Hollywood Media's content, news and information covering the entertainment industry, and were available initially to Cablevision Systems Corporation's iO: Interactive OptimumSM digital cable subscribers in limited areas within Cablevision's New York coverage area, and Morris County, New Jersey, where Cablevision's advanced interactive television technology enables the networks to offer up-to-date showtimes and other searchable data for the latest movies and current Broadway shows. In February 2005, the networks became available in Cablevision's entire coverage area including most of New York City and related suburbs of Long Island, Westchester County and Rockland County, and areas of northern New Jersey and southern Connecticut. In addition, Hollywood.com Television has obtained distribution of its network on various cable TV systems of Cox Communications, Comcast, Charter Communications, Insight Communications and Mediacom.

         The Cable TV Division has not generated any revenues during the three months ended March 31, 2005 and 2004. However, revenue producing operations have commenced.

INTELLECTUAL PROPERTIES BUSINESS

         Book Development and Book Licensing. Our intellectual properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, typically with best-selling authors. Tekno Books has worked with more than 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 100 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin's Press (Holtzbrink of Germany), Warner Books (Time Warner), and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, New Line Cinema, CBS Television, DC Comics (Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 1,704 books that have been published. Another 3,512 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno's books have been finalists for, or winners of, more than 100 awards, including The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance). Tekno Books' current backlog and anticipated books for future publishing include more than 250 books under contract or in final negotiations, including more than 50 books by New York Times best-selling authors. Tekno Books is expanding into one of the largest areas of publishing, which is romance fiction, and one of the fastest growing areas of publishing, which is the Christian book market. The Chief Executive Partner of Tekno Books, Dr. Martin H. Greenberg, is the owner of the remaining 49% interest in Tekno Books.

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

         Hollywood Media launched the MovieTickets.com website in May 2000 with several major theater exhibitors. Hollywood Media owned 26.4% of the equity of MovieTickets.com, Inc as of March 31, 2005. See Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, and "Equity in Earnings of Investees" in this Item 2 below, for additional information about our equity interest in MovieTickets.com, Inc. MovieTickets.com, Inc. entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a 5% interest (now 4.2%) in MovieTickets.com, Inc. for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in most participating exhibitors' theaters. In March 2001, AOL purchased a non-interest bearing convertible preferred equity voting interest in MovieTickets.com, Inc. for $8.5 million in cash, which was convertible into common stock of MovieTickets.com, Inc and was converted in April 2005. The Company will evaluate the accounting ramifications of this conversion transaction in accordance with the applicable accounting literature. The impact, if any, of this conversion transaction on the Company's consolidated financial statements will be recorded in the second quarter of 2005. As a result of this conversion, Hollywood Media now owns 26.2% of the equity of MovieTickets.com. In connection with the 2001 transaction with AOL, MovieTickets.com's ticket inventory began to be promoted throughout America Online's interactive properties and ticket inventory of AOL's Moviefone became available through MovieTickets.com. Through an agreement in August 2004 between MovieTickets.com and AOL's Moviefone, MovieTickets.com has acquired by assignment and assumed the ticketing agreements that Moviefone had with its movie theater exhibitors, bringing the number of exhibitors MovieTickets.com directly tickets for to over
30. The Moviefone exhibitor agreements assumed by MovieTickets.com include agreements with Clearview Cinemas and Landmark Theatres.

         MovieTickets.com exhibitors currently include AMC Theatres, Baederwood Movie Theatre Co., Brooklyn Academy of Music, Bryn Mawr Movie Theatre Co., Cinema Four-Quad, Cinemagic Movies, Classic Cinemas, Clearview Cinemas, Consolidated Theatres, Cornelius Cinemas, Crown Theatres, Dickinson Theatres, Entertainment Retail (Hollywood Hits), Famous Players, Harkins Theatres, Hoyts Cinemas, Kew Gardens (Cobble Hill), Krikorian Premiere Theatres, Landmark Theatres, Mann Theatres, Marcus Theatres, Metropolitan Theatres, Narberth Theatre, National Amusements, New York 1 & 2, Pacific Theatres, Paris Theater, Phoenix Theatres, Rave Motion Pictures, Reading Cinemas USA (City Cinemas), Ritz Theatres, Sayville Theatre, and Spotlight Theatres. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada, and represent approximately 50% of the top 50 and top 100 grossing theaters in North America. Additionally, MovieTickets.com launched in the United Kingdom in July of 2003.

         The following discussion and analysis should be read in conjunction with Hollywood Media's Unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of Part I of this report.

RESULTS OF OPERATIONS

         The following table summarizes Hollywood Media's revenues, operating expenses and operating income (loss) by reportable segment for the three months ended March 31, 2005 ("Q1-05") and 2004 ("Q1-04") respectively:

                           BROADWAY         DATA          INTERNET    INTELLECTUAL        CABLE
                          TICKETING       BUSINESS        AD SALES     PROPERTIES           TV            OTHER          TOTAL
                                            (a)                           (b)
                         ------------   ------------    ------------    ------------    ------------    ------------   ------------
 Q1-05

Net Revenues             $ 18,339,544   $  2,428,331    $    788,576    $    329,061    $         --    $         --   $ 21,885,512

Operating Expenses
                           18,001,440      1,947,979       1,409,213         265,836         181,613       3,027,154     24,833,235
                         ------------   ------------    ------------    ------------    ------------    ------------   ------------
Operating Income
(loss)                   $    338,104   $    480,352    $   (620,637)   $     63,225    $   (181,613)   $ (3,027,154)  $ (2,947,723)
                         ============   ============    ============    ============    ============    ============   ============

% of Total Net Revenue             84%            11%              4%              1%             --              --            100%

Q1-04

Net Revenues             $ 11,878,290   $  1,662,798    $    772,507    $    471,125    $         --    $         --   $ 14,784,720

Operating Expenses         11,347,690      1,496,461       1,428,927         335,592         228,923       1,810,398     16,647,991
                         ------------   ------------    ------------    ------------    ------------    ------------   ------------
Operating Income
(loss)                   $    530,600   $    166,337    $   (656,420)   $    135,533    $   (228,923)   $ (1,810,398)  $ (1,863,271)
                         ============   ============    ============    ============    ============    ============   ============

% of Total Net Revenue             81%            11%              5%              3%             --              --            100%

---------------
     a. Includes operating results for Studio Systems, Inc. which was acquired on July 1, 2004.

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

     o CABLE TV - Includes two interactive cable television channels, "Hollywood.com Television" and "Broadway.com Television".

NET REVENUES

         Total net revenues were $21,885,512 for Q1-05 as compared to $14,784,720 for Q1-04, an increase of $7,100,792 or 48%. The increase in revenue was primarily due to an increase in revenues in our Broadway Ticketing and Data Businesses, which was partially offset by a decrease in Intellectual Properties revenue. In Q1-05 net revenues were derived 84% from Broadway Ticketing, 11% from Data Business, 4% from Internet Ad Sales and 1% from Intellectual Properties. In Q1-04 net revenues were derived 81% from Broadway Ticketing, 11% from Data Business, 5% from Internet Ad Sales and 3% from Intellectual Properties.

         Broadway Ticketing net revenues were $18,339,544 and $11,878,290 for Q1-05 and Q1-04, respectively, an increase of $6,461,254 or 54%. The increase in Broadway Ticketing net revenues in Q1-05 over Q1-04 is attributable to Broadway.com and 1-800-BROADWAY revenues which increased to $13,479,595 in Q1-05 compared to $6,796,956 in Q1-04, an increase of $6,682,639 or 98.3%. This increase in revenue is due in large part to the positive results of the launch of our new Broadway.com website in November 2004, which generated increased sales of tickets and hotel package sales, and growth in tourism in New York City. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London's West End both online via Broadway.com and offline via 1-800-BROADWAY. Ticketing revenue is recognized on the date of performance of the show. Ticketing revenue received for performances yet to take place is recorded as deferred revenue in our condensed consolidated balance sheet.

         Data Business net revenues (which includes our Source businesses [CinemaSource, EventSource, ExhibitorAds], and Baseline/StudioSystems) were $2,428,331 for Q1-05 as compared to $1,662,798 for Q1-04, an increase of $765,533 or 46%. This increase in Data Business revenue in Q1-05 over Q1-04 is attributable to the acquisition of Studio Systems, Inc. in July 2004, which had revenues of $593,789 in the quarter, and from new contracts executed in our Data Business. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to media outlets and Internet companies including newspapers such as The New York Times, Internet companies including AOL's Moviefone and Digital City, MSN, Yahoo! and Lycos, and wireless providers. Revenue for ExhibitorAds is generated by creating exhibitor paid directory ads for insertion in newspapers around the country. Baseline/StudioSystems is a film and television database, licensing its data to businesses and professionals in the entertainment industry, and generates revenue from the syndication of its data as well as subscription revenue.

         Internet Ad Sales net revenue was $788,576 for Q1-05 as compared to $772,507 for Q1-04, an increase of $16,069 or 2%. Internet Ad Sales revenue is generated from the sale of sponsorships and banner advertisements on Hollywood.com and Broadway.com. Internet ad sales revenues are reported net of agency commissions for Q1-05. The Company, determining that these revenues should be included in the accompanying consolidated statements of operations net of agency commissions, corrected this error for the twelve months ended December 31, 2004 during the fourth quarter of 2004. The effect of this correction was a reduction in Internet Ad Sales revenues recognized, including a reduction of $64,522 pertaining to the three months ended March 31, 2004. These adjustments were not considered material to the previously reported results.

         Net revenues from our Intellectual Properties division were $329,061 for Q1-05 as compared to $471,125 for Q1-04, a decrease of $142,064 or 30%. The decrease in revenues was attributable to the timing of the delivery of manuscripts as fewer manuscripts were delivered in Q1-05 as compared to Q1-04. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter to quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which, Hollywood Media's share of the income (loss) is reported as equity in earnings (losses) of investees.

EQUITY IN EARNINGS (LOSSES) OF INVESTEES

         Equity in earnings (losses) of investees consisted of the following:

                                          Three Months Ended March 31,
                                          ----------------------------
                                            2005                 2004
                                          -------              -------
                NetCo Partners (a)        $(5,032)            $ 4,694
                MovieTickets.com (b)           --                  --
                                          -------             -------
                                          $(5,032)            $ 4,694
                                          =======             =======


         (a) NetCo Partners

         NetCo Partners owns Tom Clancy's NetForce and is primarily engaged in the development and licensing of Tom Clancy's NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media's 50% share of losses was $5,032 for Q1-05 compared to earnings of $4,694 for Q1-04. No revenue was recognized by Netco Partners during the first quarter of 2005, and the losses incurred are primarily the result of unfavorable currency fluctuations on foreign accounts receivable. Revenues vary quarter-to-quarter dependent on timing of deliveries of various manuscripts to the publisher although, notwithstanding the timing of manuscript deliveries, one NetForce book is typically published each year in North America.

         (b) MovieTickets.com

         Hollywood Media owned 26.4% of the total equity in MovieTickets.com, Inc. joint venture at March 31, 2005. Hollywood Media records its investment in MovieTickets.com, Inc. under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investees. Excluding AOL's three percent convertible preferred voting equity interest (which was converted into common equity in April 2005), Hollywood Media shared in 26.4% of the losses or income generated by the joint venture during Q1-05. We have not recorded any of our share of the joint venture's results of operations in Q1-05 and Q1-04 related to our investment in MovieTickets.com because the investment had been reduced to zero. Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not guaranteed to fund future losses, if any, generated by

MovieTickets.com. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising.

OPERATING EXPENSES

         COST OF REVENUE - TICKETING. Cost of revenue - ticketing was $15,897,787 for Q1-05 compared to $9,951,540 for Q1-04 for an increase of $5,946,247. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals. As a percentage of ticketing revenue, cost of revenue - ticketing was 87% and 84% for Q1-05 and Q1-04 respectively. The increase in cost of revenue as a percentage of ticketing revenue in Q1-05 compared to Q1-04 was due in part to higher margin hotel package sales recorded in Q1-04 associated with a one-time limited show run of the Producers featuring the return of Nathan Lane and Matthew Broderick as co-stars, which resulted in a comparatively lower cost of sales percentage in Q1-04.

         EDITORIAL, PRODUCTION, DEVELOPMENT AND TECHNOLOGY. Editorial, production, development and technology costs consist of payroll and related expenses for the editorial and production staff responsible for creating content on the Company's web sites for our Internet ad sales and business to business segments. Internet access and computer related expenses for the support and delivery of the Company's services and fees and royalties paid to authors and co-editors for the intellectual properties segments are also included. Editorial, production, development and technology costs for Q1-05 were $1,344,955 compared to $1,188,021 for Q1-04, an increase of $156,934 or 13%. As a percentage of revenues from our Ad Sales, Data Business and Intellectual Properties, these costs were 38% and 41% for Q1-05 and Q1-04, respectively, decreasing as a percentage of revenues due to the lower incremental costs associated with the increased revenue attributed to the acquisition of Studio Systems, Inc., and new contracts executed in the Data Business.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist of occupancy costs, production costs, human resources and administrative functions as well as professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as marketing, promotional, business development, public relations, and commission due to advertising agencies, ad rep firms and other parties) and salaries and benefits. Selling, general and administrative expenses for Q1-05 were $7,020,386 compared to $4,978,313 for Q1-04, an increase of $2,042,073 or 41%. As a percentage of net revenue, selling, general and administrative expenses were 32% and 34% for Q1-05 and Q1-04 respectively. The increase in Q1-05 as compared to Q1-04 was due in part to various costs relating to compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002 and increased accounting fees, as well as increases in selling and marketing expense in our Broadway Ticketing and Internet Ad Sales divisions, the acquisition of Studio Systems in July 2004, and increases in payroll and other compensation expense. Expenses in Q1-05 included approximately $1.0 million in expenses for accounting fees and costs relating to compliance with internal control requirements of the Sarbanes-Oxley Act of 2002 and year-end and quarter-end accounting services. We sold 74% more tickets on Broadway.com during Q1-05 than Q1-04, which stretched our resources and current technology infrastructure and required hiring additional customer service and information systems personnel. We are in the process of implementing efficiency improvements and cost-savings measures anticipated to materially reduce overall selling, general and administrative expenses, including overhead reductions, reduced accounting fees, and the installation of a new more robust Broadway ticketing software system to streamline our ticketing functionality and improve efficiencies.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web development, leasehold improvements, property under capital leases and amortization of other intangibles. Depreciation and amortization expense was $570,107 for Q1-05 as compared to $530,117 for Q1-04, an increase of $39,990 or 8%. The increase was primarily attributable to capital expenditures after Q1-04 which contributed to depreciation expense, including expenditures in technology needed to assist in the automation of processes.

         INTEREST, NET. Interest, net was $44,761 for Q1-05, as compared to $417,955 for Q1-04. This decrease in interest expense of $373,194, or 89% in Q1-05 as compared to Q1-04, was primarily attributable to the $4.7 million decrease in the outstanding principle amount of convertible debentures which occurred as a result of conversions during 2004 after Q1-04. See Note 5 of Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q report.

         OTHER INCOME (EXPENSE), NET. Other, net was $26,332 for Q1-05 as compared to $690,561 for Q1-04. The decrease of $664,229 in other income (expense), net in Q1-05 was primarily attributable to a gain of approximately $719,000 recognized in Q1-04 upon termination of a put-call option in connection with a third party's surrender of its 20% equity interest in our subsidiary that owns Baseline. See Note 4 of Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q report.

LIQUIDITY AND CAPITAL RESOURCES

         Hollywood Media's cash and cash equivalents were $3,801,726 at March 31, 2005 as compared to $6,330,394 at December 31, 2004, a decrease of $2,528,668. Our net working capital deficit (defined as current assets less current liabilities) was $3,385,480 at March 31, 2005 as compared to $1,951,662 at December 31, 2004.

         Net cash used in operating activities was $2,897,625 during Q1-05 as compared to $3,354,644 during Q1-04, which cash usage for Q1-05 included, among other things, $438,442 to purchase Broadway ticketing inventory held for sale during 2005 and $1,675,665 for auditing and Sarbanes-Oxley consulting fees. Net cash used in investing activities was $306,335 during Q1-05 as compared to $137,071 during Q1-04, which cash usage for Q1-05 was for capital expenditures for equipment and software purchases including $92,000 for the acquisition and implementation of a new accounting system, the full implementation of which is expected to be completed by October 1, 2005. Net cash provided by financing activities was $675,292 during Q1-05 as compared to $14,266,119 during Q1-04 (primarily due to our private placement in February 2004, described below), which cash provided during Q1-05 was comprised primarily of proceeds from the exercise of outstanding stock options and warrants, partially offset by scheduled payments under capital lease obligations.

         In February 2004, Hollywood Media completed a private placement of common stock, which included the issuance of 5,773,355 shares of common stock to investors and five-year warrants to purchase an aggregate of 1,732,006 shares of common stock with an exercise price of $2.84 per share. Hollywood Media's net cash proceeds from the private placement during Q1-04 were approximately $15.1 million after deduction of expenses in connection with the transaction. Hollywood Media received approximately $667,000 net of placement agent commission, from the exercise of a portion of these warrants during Q1-05.

         In May 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the "Debentures") to a group of investors upon payment of an aggregate $5.7 million cash investment from such investors. The investors included Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President, of Hollywood Media, and they participated in this financing with a $500,000 cash investment upon the same terms as the other investors. The investors also received fully vested warrants (the "Warrants") to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. As a result of the above-referenced private placement of common stock in February 2004, the $3.46 per share conversion price of the Debentures was reduced to $3.30 per share, and the exercise price of the Warrants was reduced to $3.34 per share, after giving effect to the weighted average anti-dilution provisions of the Debentures and Warrants. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As of March 31, 2005, no warrants issued under these Debenture Agreements have been exercised.

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

         Pursuant to an agreement dated March 28, 2005, in the event that Hollywood Media requires additional funding, Hollywood Media's Chairman of the Board and Chief Executive Officer and Hollywood Media's Vice Chairman and President have committed to provide Hollywood Media with an amount not to exceed $5.0 million through January 1, 2006, if needed to enable Hollywood Media to meet its operating, liquidity and/or working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generated cash from debt or equity financings, operational cash flow, proceeds from a sale of a division or subsidiary of Hollywood Media, Hollywood Media's share of debt, equity or similar transactions by its equity investees or cash distributions received from MovieTickets.com. Advances will bear interest at the prime rate plus one percent. As of March 31, 2005, no amount had been drawn under this commitment, and the amount of the commitment has been reduced by $730,643, representing cash proceeds from stock options and warrant exercises during the three months ended March 31, 2005, in accordance with the terms of the commitment.

         The growth of our businesses, including our data syndication, ticketing and Internet ad sales operations has required substantial financing and may require additional financing to fund our growth plans and for working capital. Based on our plans and assumptions for operations and investment and financing activities during 2005, we estimate that our cash and cash equivalents on hand, anticipated cash flow from operations, the $5.0 million funding commitment described above, and potential amounts available if we undertake further equity or debt financing, will be sufficient to meet our working capital and investment requirements through the end of the twelve-month period ending March 31, 2006. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations.

         In July 2004, Hollywood Media invested approximately $3.2 million in cash to consummate its acquisition of Studio Systems, Inc. for integration with our Data Business division. This amount could be reduced pending resolution of the $750,000 portion of the purchase price currently held in escrow (see Note
(4) of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q report). Although we have substantially completed the planned integration process, there are still some ongoing integration activities and tasks to be completed and related costs to be incurred.

         We currently anticipate additional capital expenditures in 2005 to be approximately $0.7 million for various information systems and equipment upgrades. These anticipated 2005 capital expenditures do not include any estimates for business acquisitions.

         As discussed above under the caption "Selling, General and Administrative," during Q1-05 Hollywood Media experienced a substantial increase in selling, general and administrative expenses due to a variety of costs, including approximately $1.0 million for accounting fees and costs relating to internal control assessment and reporting requirements of the Sarbanes-Oxley Act of 2002, and we are in the process of implementing efficiency improvements and cost-savings measures anticipated to materially reduce overall selling, general and administrative expenses, including overhead reductions, reduced accounting fees, and the installation of a new more robust Broadway ticketing software system to streamline our ticketing functionality and improve efficiencies. Hollywood Media will also have ongoing costs during 2005 relating to continuing compliance activities for Sarbanes-Oxley internal control requirements, including the ongoing remediation of control deficiencies identified in 2004, and at this time we are unable to accurately estimate the amount of such costs that Hollywood Media may incur after Q1-05 in connection with such matters.

OFF BALANCE SHEET ARRANGEMENTS

         At March 31, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding "off-balance sheet arrangements."

CRITICAL ACCOUNTING POLICIES

         In response to the Securities and Exchange Commission (SEC) Release Number 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and SEC Release Number 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 3 to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2004.

         Allowance for Doubtful Accounts

         The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company's accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer's account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $383,603 and $394,183 at March 31, 2005 and December 31, 2004, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company's customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company's consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographical regions.

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

         Stock Based Compensation

         As permitted under Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure - an amendment of FAS 123" ("SFAS No. 148"), which amended Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), we have chosen to account for our Stock Plan under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, because the exercise price of our employee stock options typically equals the market price of the underlying stock on the date of grant, no compensation expense is typically recorded upon grant. SFAS No. 148 requires disclosure of the estimated fair value of our employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values (see "Stock-Based Compensation" in Note (3) to the Consolidated Financial Statements in our Form 10-K report for
2004). Determining the fair value of stock options requires the Company to make assumptions regarding the key variables of a stock option pricing model which includes expected volativity, estimated life and dividend yield. These estimates are sensitive to changes in several factors including market conditions.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the Commission issued Staff Accounting Bulletin ("SAB") 107 which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the Commission amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that begins after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R effective January 1, 2006, at which time the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

         We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in Q1-05. See Note 6 - Goodwill and Other Intangible Assets, in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

         As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date in 2004 and 2003 and there were no adjustments to the carrying value of long lived assets in 2004 or 2003 other than the asset write downs discussed in Note 9 - Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of our Form 10-K for 2004). As of March 31, 2005, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media's goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media's goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would not result in the impairment of goodwill of any reporting unit.

INFLATION AND SEASONALITY

         Although we cannot accurately determine the precise effects of inflation, we do not believe inflation has a material effect on revenue or results of operations. We consider our business to be somewhat seasonal and expect net revenues to be generally higher during the second and fourth quarters of each fiscal year for our Tekno Books book licensing business as a result of the general publishing industry practice of paying royalties semi-annually. The Broadway Ticketing Business is also effected by seasonal variations with net revenues generally higher in the second quarter as a result of increased sales volumes due to the Tony Awards(C) and in the fourth quarter due to increased levels during the holiday period. In addition, although not seasonal, our intellectual properties division and NetCo Partners both experience fluctuations in their respective revenue streams, earnings and cash flow as a result of the amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. The recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

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

ITEM 4. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures.
         -------------------------------------------------

         An evaluation was performed under the supervision and with the participation of Hollywood Media's management, including the Chief Executive Officer and the Vice President of Finance and Accounting (the principal financial and accounting officer), of the effectiveness of Hollywood Media's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weaknesses described below, Hollywood Media's management, including the Chief Executive Officer and the Vice President of Finance and Accounting, have concluded that Hollywood Media's disclosure controls and procedures were not effective, as of March 31, 2005, to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         Management's Report on Internal Control Over Financial Reporting.
         ----------------------------------------------------------------

         Hollywood Media is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Hollywood Media's internal control over financial reporting is a process designed under the supervision of Hollywood Media's Chief Executive Officer and Vice President of Finance and Accounting that: (i) pertains to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Hollywood Media's assets; (ii) provides reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorization of Hollywood Media's management and directors; and
(iii) provides reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Hollywood Media's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate.

         As previously reported in Hollywood Media's Amendment No. 1 to its Annual Report on Form 10-K/A which was filed with the Securities and Exchange Commission on May 2, 2005, management has assessed the effectiveness of Hollywood Media's internal control over financial reporting as of December 31, 2004 and included its Report on Internal Control Over Financial Reporting in such Form 10-K/A. That Report on Internal Control over Financial Reporting concluded that our internal control over financial reporting was not effective as of December 31, 2004 because of the material weaknesses disclosed in that report, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Hollywood Media identified six material weaknesses in its system of internal control over financial reporting, which are more fully described in such Form 10-K/A and can be summarized as including: (i) ineffective entity level controls as defined in the COSO framework; (ii) insufficient controls over Hollywood Media's financial statement close process;
(iii) insufficient internal controls over Hollywood Media's Broadway ticketing division; (iv) insufficient internal controls over accounting for internally developed software costs; (v) insufficient internal controls over accounting for income taxes; and (vi) certain other insufficient internal controls over various accounting processes which, although individually would not have constituted a material weakness, when combined, constitute a material weakness. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

         Changes in Internal Control Over Financial Reporting.
         ----------------------------------------------------

         Other than as described below, there have been no changes in Hollywood Media's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, Hollywood Media's internal control over financial reporting.

         Management's Plan to Address Material Weaknesses.
         -------------------------------------------------

         Hollywood Media's rapid growth and the integration of a newly acquired non-public entity during fiscal 2004 resulted in an unexpected strain on Hollywood Media's internal resources. In addition, Hollywood Media experienced an increase in its stock price during the first half of 2004 and, due to the increase in its market capitalization on June 30, 2004, became an accelerated filer under Section 404 of the Sarbanes-Oxley Act. This required Hollywood Media to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2004, which was earlier than previously expected. These issues contributed to the material weaknesses described above that were identified by management during its assessment of the effectiveness of Hollywood Media's internal control over financial reporting.

         Management is firmly committed to addressing all of these material weaknesses as expeditiously as possible. Accordingly, the following are the major actions that Hollywood Media's management has taken and will continue to take in order to remediate the material weaknesses described above:

     o Hollywood Media licensed and is in the process of installing a new general ledger system for Hollywood Media and its wholly-owned subsidiaries. This general ledger system will automate several processes that are currently being performed manually by Hollywood Media's accounting staff, such as payroll functions, cash reconciliations, fixed asset management and inter-company accounting. In addition, this system will include a purchase order function that will introduce additional controls over the approval of procurement transactions. The new general ledger system was licensed in 2004, but its implementation was deferred until 2005 because management determined that it would not be possible to perform all of the testing required to be Sarbanes-Oxley compliant if it were installed in 2004. Management expects the implementation of this system to be completed by October 1, 2005.

     o Hollywood Media's management has identified a more robust ticketing software system for its Broadway Ticketing business to replace its existing system and is currently finalizing an agreement to license this system. Hollywood Media anticipates that the implementation of the new ticketing system will be completed as expeditiously as possible, but not before September 30, 2005.

     o Hollywood Media is in the process of hiring a controller for the Broadway Ticketing Division. This controller will be responsible for instituting compensating manual controls during the implementation period for the new ticketing software system discussed above.

     o Hollywood Media is also in the process of hiring additional skilled accountants to strengthen its existing accounting department in order to better manage Hollywood Media's growth and the increased technical complexity of its accounting transactions. In the interim, Hollywood Media is utilizing an outside consulting firm with technical accounting expertise to assist Hollywood Media's accounting department with the review of all future public filings.

     o Although Hollywood Media's audit committee currently consists of three highly qualified individuals, including the former President and Chief Executive Officer of Waldenbooks, Inc., management believes that the audit committee can be further strengthened by the addition of an audit committee chairperson and an audit committee financial expert (as defined in Item 401 of Regulation S-K). Hollywood Media expects that before the end of fiscal 2005 it will add an additional member to its board of directors to serve as the chairperson and financial expert of the audit committee, and has already interviewed several qualified candidates with the requisite financial accounting expertise to serve in such capacities.

     o Hollywood Media has implemented numerous remediations to address the identified material weakness in entity level controls, including (i) holding biweekly risk assessment meetings with our executive officers, division heads and representatives of our human resources, information systems, ad sales, business development and legal departments to identify and discuss any known business or financial risks that may affect Hollywood Media and develop timely responses to such risks and
          (ii) establishing a whistleblower hotline that allows any employee of the Company to anonymously report to a third party any complaints or concerns regarding accounting matters, internal accounting controls or auditing matters, and establishing procedures for the audit committee and senior management to address such complaints or concerns in a timely manner.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See "Note (10) - CERTAIN COMMITMENTS AND CONTINGENCIES - Litigation" in the Notes to Condensed Consolidated Financial Statements contained in Part I of this 10-Q Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Hollywood Media's issuances of securities during the quarter ended March 31, 2005 in transactions that were not registered under the Securities Act of 1933, were previously reported in Hollywood Media's Current Reports on Form 8-K filed on January 7, 2005 and April 1, 2005, respectively.

         Hollywood Media did not repurchase any shares of its common stock during the quarter ended March 31, 2005.

ITEM 6.  EXHIBITS
         --------


Exhibit                   Description                                  Location
------                    -----------                                  --------

  31.1   Certification of Chief Executive Officer. (Section 302)          (*)
  31.2   Certification of Vice President of Finance and
         Accounting (Principal financial and accounting officer).
           (Section 302)                                                  (*)
  32.1   Certification of Chief Executive Officer. (Section 906)          (*)
  32.2   Certification of Vice President of Finance and
            Accounting (Principal financial and accounting
            officer). (Section 906)                                       (*)

------------
*  Filed as an exhibit to this Form 10-Q

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HOLLYWOOD MEDIA CORP.

Date:   May 16, 2005            By: /s/ Mitchell Rubenstein
                                    --------------------------------------------
                                    Mitchell Rubenstein, Chief Executive Officer
                                      (Principal executive officer)


Date:   May 16, 2005            By: /s/ Scott Gomez
                                    --------------------------------------------
                                   Scott Gomez, Vice President of Finance and
                                      Accounting (Principal accounting officer)