Form 10-Q
period 2005-06-30
HOLLYWOOD MEDIA CORP
filed 2005-08-09
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-14332

______________

HOLLYWOOD MEDIA CORP.

(Exact name of registrant as specified in its charter)

______________

Florida	65-0385686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 221A

Boca Raton, Florida 33431

(Address of principal executive offices) (zip code)

(561) 998-8000

(Registrant’s telephone number)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of August 05, 2005, the number of shares outstanding of the issuer’s common stock, $.01 par value, was 32,556,864.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)
PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of June 30, 2005
	(unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Operations (unaudited) for the
	Six and Three Months ended June 30, 2005 and 2004	4

	Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
	for the Six Months ended June 30, 2005	5

	Condensed Consolidated Statement of Cash Flows (unaudited) for the
	Six Months ended June 30, 2005 and 2004	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-20

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21-36

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	36

ITEM 4.	CONTROLS AND PROCEDURES	36-38

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	39

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39

ITEM 5.	OTHER INFORMATION	39

ITEM 6.	EXHIBITS	41

Signatures		42

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,182,613	$6,330,394
Receivables, net	2,355,240	1,992,478
Inventories	11,787,390	8,467,405
Prepaid expenses	1,879,752	1,124,363
Other receivables	2,001,532	1,205,803
Other current assets	58,030	45,935
Restricted cash	—	255,000
Total current assets	21,264,557	19,421,378
ACQUISITION ESCROW	304,465	750,000
PROPERTY AND EQUIPMENT, net	2,370,180	2,455,040
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	632,826	435,509
INTANGIBLE ASSETS, net	1,583,485	1,515,985
GOODWILL, net	44,865,674	44,977,429
OTHER ASSETS	365,568	256,258
TOTAL ASSETS	$71,386,755	$69,811,599
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,900,024	$4,043,098
Accrued expenses and other	5,402,032	5,172,920
Deferred revenue	15,280,975	12,006,919
Current portion of capital lease obligations	108,486	150,103
Convertible debenture, net	870,040	—
Total current liabilities	25,561,557	21,373,040
DEFERRED REVENUE	214,332	227,000
CAPITAL LEASE OBLIGATIONS, less current portion	100,080	84,523
MINORITY INTEREST	106,207	74,075
OTHER DEFERRED LIABILITY	123,203	104,539
CONVERTIBLE DEBENTURE, net	—	799,152
COMMITMENTS AND CONTINGENCES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 32,534,842 and 31,283,706 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	325,348	312,837
Additional paid—in capital	308,501,247	305,729,408
Deferred compensation	(2,112,500)	(2,437,500)
Accumulated deficit	(261,432,719)	(256,455,475)
Total shareholders’ equity	45,281,376	47,149,270
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$71,386,755	$69,811,599

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
NET REVENUES
Ticketing	$41,994,684	$27,950,166	$23,655,140	$16,071,876
Other	7,815,311	6,218,864	4,269,343	3,312,434
	49,809,995	34,169,030	27,924,483	19,384,310
OPERATING EXPENSES
Cost of revenues – ticketing	36,655,077	24,152,323	20,757,290	14,200,783
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	2,709,519	2,504,927	1,364,564	1,316,906
Selling, general and administrative	6,163,305	4,295,109	2,902,539	2,072,410
Salaries and benefits	8,288,855	5,320,333	4,529,235	2,564,719
Amortization of CBS advertising	—	38,807	—	38,807
Depreciation and amortization	1,327,449	1,042,351	757,342	512,234

Total operating expenses	55,144,205	37,353,850	30,310,970	20,705,859

Operating loss	(5,334,210)	(3,184,820)	(2,386,487)	(1,321,549)

EQUITY IN EARNINGS OF INVESTEES	529,420	588,086	534,452	583,392

OTHER INCOME (EXPENSE):
Interest, net	(94,460)	(785,501)	(49,699)	(367,546)
Other, net	43,295	727,673	16,963	37,112

Loss before minority interest	(4,855,955)	(2,654,562)	(1,884,771)	(1,068,591)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES	(121,289)	(235,992)	(121,492)	(165,500)

Net loss	$(4,977,244)	$(2,890,554)	$(2,006,263)	$(1,234,091)

Basic and diluted loss per common share	$(0.16)	$(0.11)	$(0.06)	$(0.04)

Weighted average common and common equivalent shares outstanding – basic and diluted	30,938,824	26,308,112	31,218,660	27,717,948

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount

Balance – December 31, 2004	31,283,706	$312,837	$305,729,408	$(2,437,500)	$(256,455,475)	$47,149,270

Issuance of compensatory stock for services rendered	22,237	222	48,014	—	—	48,236
Issuance of stock – stock option exercises	463,908	4,639	760,380	—	—	765,019
Issuance of stock to employees	4,115	41	19,711	—	—	19,752
Issuance of stock – interest on convertible debenture	6,351	63	29,854	—	—	29,917
Issuance of stock – warrant exercise, net of placement commissions	514,574	5,146	798,518	—	—	803,664
Issuance of stock - 401(k) employer match	39,951	400	193,362	—	—	193,762
Amortization of deferred compensation	—	—	—	325,000	—	325,000
Acquisition costs paid with stock	—	—	144,000	—	—	144,000
Proceeds from issuance of stock to consultant	200,000	2,000	778,000	—	—	780,000
Net loss	—	—	—	—	(4,977,244)	(4,977,244)

Balance – June 30, 2005	32,534,842	$325,348	$308,501,247	$(2,112,500)	$(261,432,719)	$45,281,376

The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated statement of shareholders’ equity.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,977,244)	$(2,890,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,327,449	1,042,351
Interest paid in stock	29,917	156,427
Amortization of discount and beneficial conversion feature on convertible debenture	70,888	549,677
Amortization of deferred financing costs	5,442	64,850
Equity in earnings of unconsolidated investees, net of return of invested capital	(197,317)	(396,474)
Amortization of deferred compensation costs	325,000	162,500
Provision for (recovery of) bad debts	18,086	83,250
Issuance of compensatory stock for services rendered	48,236	279,938
Minority interest in earnings of subsidiary, net of distributions to minority owners	32,132	(14,233)
Amortization of CBS advertising	—	38,807
Amortization of put/call option	—	(719,250)
Changes in assets and liabilities:
Receivables	(389,848)	69,707
Inventories	(3,319,985)	(849,400)
Prepaid expenses	(755,389)	(289,627)
Other receivables	(795,729)	(238,709)
Other current assets	(12,095)	(63,676)
Restricted cash	—	(225,000)
Other assets	29,248	7,043
Accounts payable	(144,734)	(645,634)
Accrued expenses and other	595,377	(833,214)
Deferred revenue	3,261,388	(998,800)
Other deferred liability	18,664	14,704
Net cash used in operating activities	(4,830,514)	(5,695,317)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition deposit	—	(769,000)
Capital expenditures	(560,487)	(586,990)
Net cash used in investing activities	(560,487)	(1,355,990)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of shareholder/officer loan	—	(400,000)
Net repayments to factor	—	(196,057)
Proceeds received from exercise of stock options	765,019	—
Proceeds received from exercise of warrants, net	803,664	35,500
Net proceeds from issuance of common stock in private placement	—	15,171,502
Proceeds from issuance of stock to consultant	780,000	—
Payments under capital lease obligations	(105,463)	(130,395)
Net cash provided by financing activities	2,243,220	14,480,550
Net (decrease) increase in cash and cash equivalents	(3,147,781)	7,429,243
CASH AND CASH EQUIVALENTS, beginning of period	6,330,394	1,867,999
CASH AND CASH EQUIVALENTS, end of period	$3,182,613	$9,297,242
SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$22,857	$30,419

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s financial position and results of operations. The results of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2005. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended, as filed with the Securities and Exchange Commission.

Hollywood Media’s condensed consolidated financial statements include the accounts of Hollywood Media, its wholly owned subsidiaries, and its 51% owned subsidiary, Tekno Books, which is a partnership. All significant intercompany balances and transactions have been eliminated in consolidation and a minority interest has been established to reflect the outside ownership of Tekno Books. Hollywood Media’s 50% and 26.2% ownership interests in NetCo Partners and MovieTickets.com, respectively, are accounted for under the equity method of accounting.

(2)

STOCK-BASED COMPENSATION:

As permitted under Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123” (“SFAS No. 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), Hollywood Media has chosen to account for its Stock Plans under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Under APB No. 25, because the exercise price of Hollywood Media’s employee stock options typically equals the market price of the underlying stock on the date of grant, no compensation expense is typically recorded upon grant. SFAS No. 148 requires disclosure of the estimated fair value of employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values.

Had compensation cost for all stock options granted pursuant to Hollywood Media’s plans been determined consistent with SFAS No. 123, as amended by SFAS No. 148, Hollywood Media’s net loss and net loss per share would have increased to the following pro forma amounts:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Reported net loss	$(4,977,244)	$(2,890,554)	$(2,006,263)	$(1,234,091)
Stock-based employee compensation expense under fair value method	(585,206)	(910,413)	(347,025)	(477,327)
Pro forma net loss	$(5,562,450)	$(3,800,967)	$(2,353,288)	$(1,711,418)
Reported net loss per share	$(0.16)	$(0.11)	$(0.06)	$(0.04)
Pro forma net loss per share	$(0.18)	$(0.14)	$(0.08)	$(0.06)
Weighted average common and common equivalent shares outstanding – basic and diluted	30,938,824	26,308,112	31,218,660	27,717,948

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

(3)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Loss Per Common Share

SFAS No. 128, “Earnings Per Share,” requires companies to present basic and diluted earnings per share (“EPS”). Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.

Non-vested shares are not included in the basic calculation until vesting occurs. There were 650,000 unvested restricted shares as of June 30, 2005 and as of June 30, 2004 there were no unvested restricted shares. Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 4,607,832 and 7,730,246 at June 30, 2005 and 2004, respectively, were excluded from the calculation of diluted loss per share for the six months ended June 30, 2005 and 2004, respectively, because their impact was anti-dilutive.

Accounting Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. Significant estimates and assumptions embodied in the accompanying financial statements include the adequacy of reserves for accounts receivables and self-insurance as well as Hollywood Media’s ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets.

Ticketing Revenue Recognition

Ticketing revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational facilities. Revenue recognition is deferred on ticket sales until performance has taken place. Ticketing revenue and cost of revenue are recorded on a gross basis.

In August 2002, the FASB Emerging Issue Task Force issued EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (EITF 02-16), which addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. Hollywood Media adopted early EITF Issue No. 02-16 on December 31, 2002 for its ticketing business.

Receivables

Receivables consist of amounts due from customers who have advertised on Hollywood Media’s websites, have purchased content from Hollywood Media’s syndication businesses, have purchased live theater tickets and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $378,766 and $394,183 at June 30, 2005 and December 31, 2004, respectively.

Inventories

Inventories consist primarily of Broadway tickets or other live theater tickets sold to groups, individuals, travel agencies, as well as theater tickets inventory and are carried at cost using the specific identification method. Ticket inventory does not include movie tickets. Balances of Inventories as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004

Unsold inventory	$2,258,290	$1,006,245
Deferred ticket costs	9,529,086	7,460,914
Other	14	246

Total	$11,787,390	$8,467,405

The portion of receivables and inventory balances that relate to the sales of tickets to groups, individuals and travel agencies for Broadway and other live theater shows are, with isolated exceptions, for shows or performances that take place at venues in New York, New York.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS  No. 123R”), which replaces SFAS No. 123, and supercedes APB Opinion No. 25., SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 107 which expresses views of the SEC staff regarding the application of SFAS No. 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended compliance dates for SFAS No. 123R to allow companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that begins after June 15, 2005. The Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact, if any, that SFAS No. 151 will have on the results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Asset, an amendment of APB Opinion No. 29” (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB No. 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair values of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact, if any, that SFAS No. 153 will have on the results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected January 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

(4)

ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:

Fountainhead Media Services

On January 14, 2002, Fountainhead Media Services acquired a 20% equity interest in our subsidiary that owns Baseline, Inc., a wholly owned subsidiary of Hollywood Media. Consideration consisted of a $2 million promissory note payable to Hollywood Media and the contribution by Fountainhead Media of its FilmTracker database, intellectual property rights, all existing contracts and its content management system with a stated value of $2 million. Our Baseline service was integrated with FilmTracker, resulting in a combined service incorporating Baseline’s data with FilmTracker’s content management system and interface. On January 7, 2004, we exchanged the $2 million promissory note we held for the 20% equity interest in Baseline, Inc. owned by Fountainhead, and we now own 100% of the subsidiary that owns Baseline.In conjunction with the exchange of the promissory note, the negative fair value of $719,250 on a put and call option obtained by Fountainhead was relieved through earnings, and is included in other, net in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2004.

Studio Systems, Inc. (“SSI”)

On July 1, 2004, Hollywood Media consummated our acquisition by merger of 100% of the outstanding common stock of Studio Systems, Inc. (“SSI”), one of the leading entertainment industry database and information service providers. As a result of the acquisition, SSI became a subsidiary of Hollywood Media and its business was integrated with our Baseline/FilmTracker subsidiary now known as Baseline/StudioSystems. The aggregate purchase consideration was $4,984,359, including $157,225 of acquisition costs, of which $920,000 was held in an escrow account pending the final working capital adjustment. During the fourth quarter of 2004, $170,000 in Accounts Receivable escrow was released including $33,267 in monies which were returned to Hollywood Media Corp. for uncollected guaranteed receivables. As of June 30, 2005,  a $750,000 balance remained in escrow. Subsequently, with Hollywood Media’s consent, the escrow agent released $370,025 to the seller. In addition, Hollywood Media has consented to further release $75,510. The remaining $304,465 will remain in escrow pending final resolution of certain indemnification claims by Hollywood Media against the seller. The $304,465 balance (equaling the original $920,000 held in escrow less $615,535 subsequently released from escrow) was not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency had not been resolved beyond a reasonable doubt. As part of the consideration paid to the former owners of SSI, Hollywood Media issued 73,249 shares of its common stock valued at $250,000, and agreed to make 12 monthly payments of $42,500 each. Hollywood Media funded the closing and subsequent payments with cash on hand. A reconciliation of the purchase price is provided below.

Purchase consideration	$4,984,359
Less cash in escrow	(304,465)
Adjusted purchase consideration	$4,679,894
Cash acquired	$265,601
Accounts receivable	524,992
Other current assets	45,601
Property, plant and equipment, net	133,585
Intangible assets	670,199
Total assets	$1,639,978

Current liabilities	$(328,374)
Obligations under capital leases	(45,019)
Deferred revenue	(638,683)
Total liabilities	$(1,012,076)
NET ASSETS	$627,902
Excess of the purchase consideration over fair value
of net assets acquired	$4,051,992

The excess of the purchase consideration over the fair value of net assets acquired has been classified as goodwill in the accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004. Hollywood Media completed the purchase price allocation in the second quarter of 2005. Any remaining goodwill will be deductible for tax purposes over 15 years.

During the second quarter of 2005, Hollywood Media received the results of a valuation performed by an independent valuation expert on the 2004 assets acquired. The valuation was able to ascertain the fair market value of certain intangible assets (customer lists, non-competition agreements and trademarks), which are being amortized over 3 years. The fair market value at acquisition of these assets was $670,199.

The results of operations of SSI have been included in Hollywood Media’s results of operations since the date of acquisition (July 1, 2004). The following are Hollywood Media’s pro forma results for each applicable period assuming that the acquisition had occurred on the first day of each period presented:

	Six months ended June 30, 2004	Three months ended June 30, 2004

Pro forma net revenues	$35,525,157	$20,071,382

Pro forma net loss	$(2,602,849)	$(1,067,522)

Pro forma net loss per share	$(0.10)	$(0.04)

Pro forma weighted average common and common equivalent shares	6,381,361	7,772,941

(5)

DEBT:

CEO Commitments

Pursuant to an agreement dated March 28, 2005, in the event that Hollywood Media requires additional funding, Hollywood Media’s Chairman of the Board and Chief Executive Officer and Hollywood Media’s Vice Chairman and President have committed to provide Hollywood Media with an amount not to exceed $5.0 million, in the aggregate, through January 1, 2006, if needed to enable Hollywood Media to meet its operating, liquidity and/or working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generates cash from debt or equity financings, operational cash flow, proceeds from a sale of a division or subsidiary of Hollywood Media, Hollywood Media’s share of debt, equity or similar transactions by its equity investees or cash distributions received from MovieTickets.com. Advances will bear interest at the prime rate plus one percent. As of June 30, 2005, no amount had been drawn under this commitment, and the amount of the commitment has been reduced by $2,348,683, representing aggregate cash proceeds from stock options, warrant exercises and proceeds from a stock purchase by a consultant during the six months ended June 30, 2005, in accordance with the terms of the commitment. On August 5, 2005, the commitment was amended to extend the period for which the credit line would be available through January 1, 2007.

Under a similar commitment that expired on January 1, 2004, in the event that Hollywood Media required additional funding, Hollywood Media’s Chairman of the Board and Chief Executive Officer and Hollywood Media’s Vice Chairman and President committed to provide Hollywood Media with an amount not to exceed

$3.5 million through January 1, 2004, if needed to enable Hollywood Media to meet its working capital requirements. Advances bore interest at the prime rate plus one percent. There was $600,000 principal amount outstanding under this commitment at December 31, 2003, of which $400,000 (which was loaned by a wholly-owned limited liability corporation of Hollywood Media’s Chairman and President) was collateralized by Broadway Ticketing inventory, and $200,000 was unsecured. This loan was fully repaid during the first quarter of 2004 plus interest of $17,626.

May 2002 Convertible Debentures

On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the “Debentures”) to a group of investors, upon payment of an aggregate $5.7 million cash investment from such investors. The Debentures bore interest at 6% per annum, payable quarterly in cash or common stock. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures were convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, but the sole $1.0 million Debenture currently outstanding was amended and is now convertible through and matures on May 22, 2006, following the conversion of $4.7 million principal amount of Debentures described below. The original conversion price of $3.46 per share was adjusted and amended as described below. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible Debentures if the Debentures are still outstanding at maturity, subject to certain conditions. The investors also received fully vested detachable warrants (the “Warrants”) to acquire at any time through May 22, 2007, an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. On May 22, 2003, an investor holding at least seventy-five percent of such investor’s shares of common stock issued or issuable to such investor under the Debentures, had the exercise price of the warrants held by such investor decreased to $3.46 per share, which equals the pre-adjustment conversion price of the Debentures. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As a result of the private placement in February 2004, the original conversion price of the Debentures of $3.46 per share was reduced to $3.30 per share, and the exercise price of the warrants was reduced to $3.34 per share, after giving effect to a weighted average anti-dilution provision per the agreements. As a result of the reduction of the conversion price on February 13, 2004, additional beneficial conversion of $294,360 was recorded. As of June 30, 2005 and December 31, 2004, no warrants issued under these Debenture Agreements have been exercised.

During August and September of 2004, $4.7 million principal amount of the Debentures was converted into shares of Hollywood Media’s common stock at a conversion price of $3.05 per share, including the $500,000 Debenture held by Mr. Rubenstein and Ms. Silvers. Prior to such conversions, the prevailing conversion price of the converted Debentures was reduced from $3.30 per share to $3.05 per share pursuant to Hollywood Media’s negotiations and agreements with the converting investors for the purpose of facilitating such conversions. Following such conversions, the remaining $1.0 million Debenture still outstanding was amended to extend the maturity date to May 22, 2006 and to remove restrictive covenants, and the conversion price of this Debenture was reduced from $3.30 per share to $3.20 per share. As a result of these reductions in conversion prices, additional beneficial conversion feature of $412,710 was recorded.

As of June 30, 2005 and December 31, 2004, $129,961 and $200,848, respectively, of unamortized discount on the Debentures was reducing the face amount of Debentures, and is being amortized to interest expense over the remaining term of the outstanding Debentures.

A total of $389,095 in deferred finance costs were incurred for the Debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the Warrants issued to the Debenture holders). During the six months ended June 30, 2005 and 2004, $5,442 and $64,850 respectively, were recognized as interest expense from the amortization of the debt issuance costs. During the three months ended June 30, 2005 and 2004, $2,721 and $32,425 respectively, were recognized as interest expense from the amortization of the debt issuance costs.

Interest expense of $70,888 and $549,677 was recorded for the six months ended June 30, 2005 and 2004, respectively, consisting of stated interest, discount amortization of the beneficial conversion feature for the reduction in conversion prices on the Debentures, and the original discounts. Interest expense of $35,444 and $263,840 was recorded for the three months ended June 30, 2005 and 2004, respectively, consisting of stated interest, discount amortization of the beneficial conversion feature for the reduction in conversion prices on the Debentures, and the original discounts.

The Warrants granted to these investors in May 2002 were recorded at a relative fair value of $1,608,422 using the Black-Scholes option valuation model. The assumptions used to calculate the value of the warrants using Black-Scholes were as follows: volatility of 83.7%, 5 year expected life, exercise priced $3.78 per share, a stock price of $3.27 per share and a risk free interest rate of 4%. The original beneficial conversion feature of the Debentures was valued at $1,295,416. The recorded values of the Warrants and the beneficial conversion feature are being amortized to interest expense over 3 years, using the effective interest method or sooner if converted prior to maturity. The value of the Warrants and the beneficial conversion feature of the Debentures were recorded as a discount to the convertible Debenture and included in additional paid-in capital.

CinemaSource Guaranty

In 1999, Hollywood Media loaned approximately $1.7 million to the former owner (“borrower”) of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000 and guaranteed payment of the note. In April 2003, Hollywood Media entered into an agreement with the holder of the note to satisfy Hollywood Media’s obligations under its guaranty of the note. Pursuant to such agreement, Hollywood Media agreed to pay the holder an aggregate of $462,269 in nine monthly installments commencing April 2003. In July 2003, pursuant to an agreement with the holder, the Company had the right, at its election, to pay the holder half of any monthly payment in restricted stock and during 2003, the Company issued 110,836 shares of common stock valued at $152,135 pursuant to such agreement. As a result, the Company recorded an additional expense of $89,215 for the market premium of the common stock payments, which expense was reversed in the fourth quarter of 2003 as the Company determined to instead pay the holder in cash. The outstanding balance of such loan at December 31, 2003 was $138,152, and was repaid in full in the first quarter of 2004. Subsequent to this guaranty being paid in full, amounts were fully recovered from the borrower and Hollywood Media recorded a credit to selling, general and administrative expenses of $302,859 during the quarter ended June 30, 2004.

(6)

GOODWILL AND OTHER INTANGIBLE ASSETS:

Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. Hollywood Media established October 1 of each year as its annual impairment test date. As of June 30, 2005, Hollywood Media was not aware of any events or changes in circumstances that would require it to re-evaluate goodwill for impairment prior to the Company’s annual testing date of October 1, 2005.

On June 18, 2004, Hollywood Media acquired the assets of Front Row Marketing (“FRM”), a provider of opt-in emails of movie showtimes services for certain movie theater exhibitors in the United States. In exchange for the assets of FRM, which consisted primarily of customer contracts and Internet URLs, Hollywood Media issued 91,463 shares in Hollywood Media common stock, valued at $300,000. Front Row Marketing was integrated into Hollywood Media’s ExhibitorAds business unit which is part of our Data Business division. The list of customer contracts and URLs are classified as intangible assets and are being amortized over 3 years and 15 years, respectively. Amortization expense for the six and three months ended June 30, 2005 was $47,453 and $32,453, respectively.

On December 10, 2004, Hollywood Media acquired the assets of Group Tickets Inc., a provider of Broadway theater tickets to groups and tour operators. The aggregate purchase consideration was $118,421 for the assets, which consisted primarily of a customer list of groups and tour operators and receivables. The customer list is recorded as an intangible asset valued at $108,826 and is being amortized over 5 years. Amortization expense of $10,883 and $5,441 was recorded for the six and three months ended June 30, 2005, respectively.

(7)

COMMON STOCK:

On January 3, 2005, Hollywood Media issued 20,000 shares of common stock valued at $92,200, as compensation to a consulting firm for services rendered and to be rendered, of which $19,450 relates to services provided during the three months ended March 31, 2005, with the balance of services to be provided during the remainder of 2005.

On January 4, 2005, Hollywood Media issued 3,244 shares of common stock valued at $15,123 in payment of interest on the Debentures for the period October 1, 2004 through December 31, 2004.

On January 18, 2005, Hollywood Media issued 1,408 shares of common stock for $14, upon a director’s exercise of a stock option with an exercise price of $0.01 per share.

On February 2, 2005, Hollywood Media issued 39,951 shares of common stock valued at $193,762 for payment of Hollywood Media’s 401(k) employer match for the calendar year 2004.

On March 21, 2005, Hollywood Media issued 15,000 shares of common stock for $63,299, pursuant to the exercise of a stock option with an exercise price of $4.22 per share.

On April 7, 2005, Hollywood Media issued 4,115 shares of common stock valued at $19,752 to an employee as additional compensation.

On April 20, 2005, Hollywood Media issued 3,107 shares of common stock valued at $14,794 in payment of interest on the Debentures for the period January 1, 2005 through March 31, 2005.

On April 21, 2005, Hollywood Media issued 15,000 shares of common stock for $63,285, pursuant to the exercise of a stock option with an exercise price of $4.22 per share.

On April 26, 2005 Hollywood Media issued 15,000 shares of common stock for $63,285, pursuant to the exercise of a stock option with an exercise price of $4.22 per share.

On May 23, 2005, Hollywood Media issued 2,237 shares of common stock valued at $10,000 for consulting service, of which $4,130 relates to services provided in the three months ended June 30, 2005, and the balance for services to be provided in the three months ending September 30, 2005.

On May 31, 2005 Hollywood Media issued 5,000 shares of common stock for $10,150, upon a director’s exercise of a stock option with an exercise price of $2.03 per share.

Hollywood Media has issued shares of common stock pursuant to the exercise of warrants with an exercise price of $2.84 per share as follows:  10,000 shares issued on February 8, 2005 for an aggregate cash price of $28,400; 18,750 shares issued on March 3, 2005 for an aggregate cash price of $53,250; 66,021 shares issued on March 23, 2005 for an aggregate cash price of $187,500; 150,000 shares issued on March 29, 2005 for an aggregate cash price of $426,000; 25,000 shares issued on May 13, 2005 for an aggregate cash price of $71,000; and 25,000 shares issued on June 2, 2005 for an aggregate cash price of $71,000. Pursuant to the placement agent agreement relating to the February 2004 offering in which these warrants were issued, Hollywood Media incurred fees of $27,806 payable to the placement agent due to such exercises, which have been recorded as a reduction of the proceeds received from such exercises.

On June 3, 2005, Hollywood Media issued 219,803 shares of common stock valued at $323,267, pursuant to a cashless exercise of a warrant issued with an exercise price of $1.70 per share pursuant to a consulting agreement with an investment banker, which agreement terminated in April 2003. The warrants were valued using the Black-Scholes valuation model and were expensed during 2002 and 2003.

On June 8, 2005, Hollywood Media issued 62,500 shares of common stock for $110,000, pursuant to the exercise of a stock option with an exercise price of $1.76 per share.

On June 9, 2005, Hollywood Media, issued 350,000 shares of common stock for $455,000, pursuant to the exercise of a stock option with an exercise price of $1.30 per share.

On June 13, 2005, Hollywood Media issued 200,000 shares of common stock valued, using a Black Scholes model, at $144,000 to an independent third party, pursuant to a consulting agreement for services to be rendered in connection with a proposed acquisition. This amount was recorded as prepaid acquisition costs.

In August 2004, pursuant to the extensions and amendments to employment agreements for each of Hollywood Media’s Chairman of the Board and Chief Executive Officer, Mr. Mitchell Rubenstein and Hollywood Media’s Vice Chairman and President, Ms. Laurie S. Silvers, Hollywood Media issued 400,000 shares, or a total of 800,000 shares, of restricted common stock valued at $2,600,000. Compensation is recognized quarterly as shares vest over a 4-year period beginning in October 2004. During the three months and six months ended June 30, 2005,

Hollywood Media amortized $162,500 and $325,000, respectively, in compensation expenses on these shares, with $2,112,500 of unamortized deferred compensation remaining at June 30, 2005.

(8)

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES:

Investments in and advances to unconsolidated investees consist of the following:

	June 30, 2005	December 31, 2004

NetCo Partners (a)	$637,801	$440,484
MovieTickets.com (b)	(4,975)	(4,975)
	$632,826	$435,509

(a) Netco Partners

Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy’s NetForce. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners’ income or loss as Equity in Earnings of Investees. The revenues, gross profit and net income of NetCo Partners for the six and three months ended June 30, 2005 and 2004 are presented below:

	Six Months Ended June 30, (unaudited)		Three Months Ended June 30, (unaudited)
	2005	2004	2005	2004

Revenues	$1,420,505	$1,437,631	$1,420,505	$1,423,631
Gross Profit	1,217,056	1,230,574	1,216,043	1,219,619
Net Income	1,058,840	1,176,172	1,068,904	1,166,784

Hollywood Media’s share of net income	$529,420	$588,086	$534,452	$583,392

Hollywood Media and C.P. Group, a company in which Tom Clancy is a shareholder,  are each 50% partners in NetCo Partners. Pursuant to the terms of the NetCo Partners Joint Venture Agreement, Hollywood Media is responsible for developing, producing, manufacturing, advertising, promoting, marketing and distributing NetCo Partners’ illustrated novels and related products and for advancing all costs incurred in connection therewith. All amounts advanced by Hollywood Media to fund NetCo Partners’ operations are treated as capital contributions of Hollywood Media and Hollywood Media is entitled to a return of such capital contributions before distributions of profits are split equally between Hollywood Media and C.P. Group.

NetCo Partners has signed several significant licensing agreements for Tom Clancy’s NetForce. These agreements include book licensing agreements for North American rights to a series of adult and young adult books, audio book agreements and licensing agreements with various foreign publishers for rights to publish Tom Clancy’s NetForce books in different languages. These contracts typically provide for payment of non-refundable advances to NetCo Partners upon achievement of specific milestones, and for additional royalties based on sales of the various products at levels in excess of the levels implicit in the non-refundable advances. NetCo Partners recognizes revenue pursuant to these contracts when the earnings process has been completed based on performance of all services and delivery of completed manuscripts.

As of June 30, 2005 and December 31, 2004, NetCo Partners had $1,453,978 and $1,072,743 of accounts receivable, respectively, and there was no deferred revenue, cash advances received but not yet recognized as revenue as of June 30, 2005, compared to $194,965 at December 31, 2004. These accounts receivable and deferred revenue balances are not included in Hollywood Media’s consolidated balance sheets.

Through June 30, 2005, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $10.2 million, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

(b)

MovieTickets.com

Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. (“AMC”) and National Amusements, Inc. to form MovieTickets.com, Inc. (“MovieTickets.com”). In August 2000, the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over 5 years provided by Viacom Inc. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising on each participating exhibitor’s movie screens. In March 2001, America Online Inc. (“AOL”) purchased a non-interest bearing convertible preferred voting equity interest in MovieTickets.com for $8.5 million in cash, convertible into approximately 3% of the common stock of MovieTickets.com, Inc. In connection with this transaction, MovieTickets.com’s ticket inventory is promoted through AOL’s interactive properties and ticket inventory of AOL’s Moviefone is available through MovieTickets.com. As previously reported in Hollywood Media’s Form 8-K on April 6, 2005, AOL completed the conversion of such preferred stock of MovieTickets.com. As a result of such conversion, Hollywood Media’s ownership interest in MovieTickets.com was reduced from 26.4% to 26.2%. There are no longer any outstanding shares of preferred stock of MovieTickets.com. The Company evaluated the accounting ramifications of this conversion transaction in accordance with the applicable accounting literature and determined there was no impact on the Company’s condensed consolidated financial statements.

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. at June 30, 2005. This investment is recorded under the equity method of accounting, recognizing 26.2% of MovieTickets.com income or loss as Equity in Earnings of Investees. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded no income or losses for the six and three months ended June 30, 2005, and 2004, in its investment in MovieTickets.com.

Hollywood Media performs collections, billing, payroll and other related expenses for MovieTickets.com. In addition, net revenues (less commissions) are submitted to MovieTickets.com upon receipt by Hollywood Media for ads sold by the Internet Ad Sales Division.

(9)

SEGMENT REPORTING:

Hollywood Media’s reportable segments are Broadway Ticketing, Data Business, Internet Ad Sales, Intellectual Properties, Cable TV and Other.

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

Cable TV comprises Hollywood.com Television and Broadway.com Television which offer interactive entertainment and information with on-demand video content to subscribers in certain cable TV systems of the cable operators Cablevision Systems, Cox Communications, Comcast, Insight Communications, Mediacom and Charter.

The Other segment is comprised of corporate-wide expenses such as insurance, accounting, centralized information technology, and consulting fees relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to make an assessment of and report on internal control over financial reporting.

Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.

The following table illustrates the financial information regarding Hollywood Media’s reportable segments:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Net Revenues:
Broadway Ticketing	$41,994,684	$27,950,166	$23,655,140	$16,071,876
Data Business	5,120,533	3,289,528	2,692,202	1,626,730
Internet Ad Sales	1,850,797	1,531,976	1,062,221	759,469
Intellectual Properties	843,981	1,397,360	514,920	926,235
Cable TV	—	—	—	—
Other	—	—	—	—
	$49,809,995	$34,169,030	$27,924,483	$19,384,310

Operating Income (Loss):
Broadway Ticketing	$1,353,425	$942,054	$1,015,321	$411,454
Data Business	984,834	578,039	504,482	411,702
Internet Ad Sales	(1,120,692)	(1,078,833)	(500,055)	(422,413)
Intellectual Properties	300,986	470,071	237,761	334,538
Cable TV	(379,084)	(437,614)	(197,471)	(208,691)
Other	(6,473,679)	(3,658,537)	(3,446,525)	(1,848,139)
	$(5,334,210)	$(3,184,820)	$(2,386,487)	$(1,321,549)

Capital Expenditures:
Broadway Ticketing	$59,225	$63,032	$24,784	$55,687
Data Business	139,450	93,653	91,912	66,610
Internet Ad Sales	33,364	232,128	8,632	195,203
Intellectual Properties	—	—	—	—
Cable TV	—	13,036	—	11,157
Other	328,448	185,141	128,824	121,262
	$560,487	$586,990	$254,152	$449,919

Depreciation and
Amortization Expense:
Broadway Ticketing	$143,388	$90,903	$75,970	$48,566
Data Business	609,675	347,119	424,692	171,462
Internet Ad Sales	294,727	345,528	117,702	157,253
Intellectual Properties	1,170	1,170	585	585
Cable TV	108,997	111,402	53,456	56,014
Other	169,492	146,229	84,937	78,354
	$1,327,449	$1,042,351	$757,342	$512,234

	June 30, 2005 (unaudited)	December 31, 2004
Segment Assets:	$18,888,503	$18,882,386
Broadway Ticketing	23,529,771	22,793,500
Data Business	23,036,746	23,479,910
Internet Ad Sales	826,511	720,371
Intellectual Properties	48,851	149,246
Cable TV	5,056,373	3,786,186
Other	$71,386,755	$69,811,599

(10)

CERTAIN COMMITMENTS AND CONTINGENCIES:

Self Insured Group Medical –

Hollywood Media has recorded a current liability of $238,629 and $179,742 related to accruals for self-insurance at June 30, 2005 and December 31, 2004, respectively, in connection with the Company’s decision, effective June 1, 2004, to self-insure its exposures under the Company’s group medical plan. The liability was recorded for the maximum amount of potential liability under the Company’s stop loss coverage with an insurer due to the lack of historical claims experience data available.

Litigation –

In November 2002 there was an arbitration action commenced by a third party against Hollywood Media regarding a contract dispute involving claims against Tribune Company and the hollywood.com, Inc. subsidiary of Hollywood Media, which dispute was settled in October 2003. Under the settlement, Hollywood Media made a $200,000 payment in October 2003, and agreed to purchase certain advertising to advertise Hollywood Media’s exhibition-related businesses in a trade publication at a cost of $14,167 per month, at prevailing rates, over a six-month period which commenced in December 2003. As of December 31, 2004, all payments were made and as of June 30, 2005 and December 31, 2004 there was $44,725 and $55,375, respectively, of prepaid advertising remaining under this agreement.

In a separate matter, a lawsuit pertaining to an advertising insertion order was filed against Hollywood Media in May 2003, seeking damages of $161,000 plus interest and costs. Hollywood Media and the plaintiff in this matter entered into an agreement in January 2005 to settle this litigation whereby Hollywood Media purchased $119,000 in advertising on plaintiff’s various websites to promote at market rates Hollywood Media’s various web properties over the period of January 18, 2005 through September 17, 2005, payable over 8 months. As of June 30, 2005, there was $37,188 of prepaid advertising remaining under this agreement.

As previously reported, the following lawsuit, which was pending as of June 30, 2004, was settled in November 2004:  Water Garden Company LLC, as Plaintiff, v. Hollywood Media Corp., a Florida corporation; hollywood.com, Inc., a California corporation (and subsidiary of Hollywood Media Corp.); and The Tribune Company (as successor in interest to the Times Mirror Company), as Defendants; filed July 16, 2001 in the Superior Court of the State of California for the County of Los Angeles. Hollywood Media recorded a provision of $475,000 and $75,000 respectively, in respect of this matter for the six and three months ended June 30, 2004. There was a final settlement of this litigation in November 2004 and payment was made to the plaintiff as agreed, and as a result all claims against hollywood.com, Inc. have been satisfied and there are no remaining obligations of Hollywood Media or hollywood.com, Inc. in this matter. In this case, Water Garden Company LLC filed suit claiming damages for breach of a lease for office space entered into by hollywood.com, Inc., as lessee at a time when hollywood.com, Inc. was owned by Tribune.

Hollywood Media is from time to time a party to various legal proceedings including matters arising in the ordinary course of business.

(11)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the Six Months Ended June 30, 2005:

•

20,000 shares of Hollywood Media common stock, valued at $92,200, were issued for services rendered by a consulting firm, of which $19,450 relates to services provided in the three months ended June 30, 2005, and the balance to services to be provided during the remainder of 2005.

•

6,351 shares of Hollywood Media common stock, valued at $29,917, were issued for interest due on the outstanding Debentures.

•

39,951 shares of Hollywood Media common stock, valued at $193,761, were issued as payment of Hollywood Media’s 401(k) employee match for calendar year 2004.

•

2,237 shares of Hollywood Media common stock valued at $10,000 were issued for consulting services, of which $4,130 relates to services provided in the three months ended June 30, 2005, and the balance for services to be provided through the three months ending September 30, 2005.

•

219,803 shares of Hollywood Media common stock valued at $323,267, were issued pursuant to a cashless exercise of a warrant with an exercise price of $1.70 per share. The warrant was issued pursuant to an agreement which terminated in April of 2003. The warrants were valued using the Black-Scholes valuation model and were expensed in 2002 and 2003.

•

200,000 shares of Hollywood Media common stock valued, using a Black Scholes model, at $144,000 were issued to an independent third party, pursuant to a consulting agreement for services to be rendered in connection with a proposed acquisition. This agreement was recorded as prepaid acquisition costs.

During The Six Months Ended June 30, 2004:

•

50,000 shares of Hollywood Media common stock were issued to an independent third party, pursuant to a consulting agreement providing an option to purchase the shares for $120,000, which were issued for services rendered in the first quarter of 2004.

•

2,208 shares of Hollywood Media common stock were issued pursuant to an exercise of a warrant by an investor, which had been previously valued under the Black-Scholes method and charged to consulting expense in previous periods.

•

35,211 shares of common stock were issued to an independent third party for services rendered in conjunction with the handling of the private placement consummated in the 1st quarter of 2004 valued at $69,717.

•

91,463 shares of Hollywood Media common stock were issued, valued at $323,779, for the assets of Front Row Marketing.

•

52,627 shares of Hollywood Media common stock, valued at $139,987 were issued as payment of Hollywood Media’s 401(k) employee match for calendar year 2003.

•

57,095 shares of Hollywood Media common stock, valued at $156,427 were issued for interest due to the holders of the debentures.

•

Options valued at $159,938 under Black-Scholes were granted for services rendered.

•

An adjustment of the beneficial conversion feature of the Debentures in the amount of $294,360 was made pursuant to certain anti-dilution provisions due to Hollywood Media’s private placement in February 2004.

(12)

RECLASSIFICATION:

In the first quarter of 2005, Hollywood Media began classifying costs associated with the production and maintenance of the Broadway.com content as editorial, production, development and technology expenses in the condensed consolidated statement of operations. These costs for Y2-05 and Y2-04 were $307,413 and $239,671, respectively, and $162,089 and $124,173 for Q2-05 and Q2-04, respectively. The Company has not reclassified these costs from selling, general and administrative expenses for the period ended June 30, 2004.

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation, including the new line item for “Salaries and benefits” in the Statements of Operations.

(13)

SUBSEQUENT EVENTS:

Employment Agreements with Managers of Hollywood Media’s Baseline/StudioSystems Business.

The employment agreements described below were negotiated and entered into in order to secure long-term commitments and noncompetition agreements of the managers as provided in the agreements.

On August 8, 2005, Hollywood Media and its principal subsidiary responsible for Hollywood Media’s Baseline/StudioSystems Business, Baseline, Inc. (“Baseline”, the employer), entered into an employment agreement with each of Mr. Rafi Gordon and Mr. Alex Amin, respectively, who are the principal managers of Hollywood Media’s Baseline/StudioSystems Business, to replace the prior expired employment agreements with these managers. Mr. Gordon and Mr. Amin were founders of the “FilmTracker” business which was purchased by Hollywood Media in 2002 and integrated with Hollywood Media’s Baseline business. Pursuant to the terms of the new employment agreements, Mr. Gordon continues as President of Baseline and Mr. Amin continues as Executive Vice President of Baseline. The material terms and conditions of these two agreements are otherwise the same.

The term of employment under each of the agreements is until August 8, 2008, subject to extension at Baseline’s option for one additional year, unless earlier terminated. The agreements continue each employee’s current annual salary of $135,000, to be increased by $15,000 in January of 2006 and by an additional $10,000 in January of each of 2007 and 2008.

Each employment agreement provides for the following potential bonuses: (1) a potential annual performance bonus commencing in 2006 determined by formula if Baseline/StudioSystems achieves the specified financial performance; and (2) a bonus upon either the expiration of the agreement (“Term Bonus”) or upon a sale of Baseline/StudioSystems (“Sale Bonus”), determined by formulas based on financial measures of the business. A Term Bonus or Sale Bonus would be payable in cash or, in Hollywood Media’s discretion, shares of Hollywood Media’s common stock under shareholder-approved compensation plans, and the cash portion of any Sale Bonus or Term Bonus would be payable in 12 or 24 monthly installment payments depending on the size of the bonus. At Hollywood Media’s option, the Sale Bonus could be paid by delivering a portion of the type of consideration rendered by the buyer. The terms for calculating the Sale Bonus and Term Bonus are components of a negotiated compensation arrangement and are not intended to reflect the actual or potential value of Baseline/StudioSystems (or any other part of Hollywood Media’s Data Business) to Hollywood Media or to a third party.

Each employment agreement includes the employee’s covenant not to compete with the Baseline/StudioSystems Business or other Hollywood Media businesses during the term of the agreement, and for three years after termination of the agreement but the noncompetition covenant ceases if the employer terminates the employment without “cause” (as defined).

Bonus Approval.

On August 4, 2005, the Compensation Committee of the Board of Directors of Hollywood Media approved the payment of cash performance bonuses in the amount of $100,000 to each of Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer, and Laurie S. Silvers, Hollywood Media’s President, which is equivalent to 50% of their cash bonuses for fiscal 2004, after consideration of various factors, including the agreement by Mr. Rubenstein and Ms. Silvers to extend their financial commitment to Hollywood Media through January 1, 2007 (as discussed in Note 5 above and in Part II, Item 5, of this Form 10-Q), their respective contributions to Hollywood Media’s growth to date and their dedication and loyalty to Hollywood Media. The Compensation Committee awarded these bonuses as an installment of the full bonus intended for the 2005 fiscal year, which the Compensation Committee will consider after Hollywood Media’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is filed with the Securities and Exchange Commission based on Hollywood Media’s financial results and various other criteria deemed appropriate by the Compensation Committee in their sole discretion.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Item 2, or elsewhere in this Form 10-Q, or that are otherwise made by us, or on our behalf, about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:

•

our continuing operating losses,

•

negative cash flows from operations and accumulated deficit,

•

the need to manage our growth and integrate new businesses into Hollywood Media,

•

our ability to develop and maintain strategic relationships,

•

our ability to compete with other media, data and Internet companies and other competitors,

•

our ability to maintain and obtain sufficient capital to finance our growth and operations,

•

the Company’s ability to realize anticipated revenues and cost efficiencies,

•

technology risks and risks of doing business over the Internet,

•

government regulation,

•

our ability to achieve and maintain effective internal controls,

•

dependence on our founders, and our ability to recruit and retain key personnel, and

•

the volatility of our stock price.

Hollywood Media is also subject to other risks detailed herein or detailed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 and in other filings made by Hollywood Media with the Securities and Exchange Commission.

Because these forward-looking statements are subject to risks and uncertainties, we caution you not to place undue reliance on these statements, which speak only as of the date of this Form 10-Q. We do not undertake any responsibility to review or confirm analysts’ expectations or estimates or to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Form 10-Q. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity or achievements and neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

Overview

Hollywood Media is a provider of information, data and other content, and ticketing to consumers and businesses covering the entertainment, Internet and media industries. We own and operate a number of business units focused on the entertainment and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway ticket sales, data syndication, subscription fees, content licensing fees, advertising, and book development.

Our Data Business includes CinemaSource, EventSource, ExhibitorAds and Baseline/StudioSystems; our Broadway Ticketing business includes Broadway.com, 1-800-Broadway and Theatre Direct International. These services supply media outlets with specific information on entertainment events, such as movies, live theater and concerts, and sell tickets for Broadway, as well as hotel and Broadway ticket packages. Our businesses also include an intellectual property business, as well as Hollywood.com and a minority interest in MovieTickets.com. In addition, Hollywood Media owns and operates the cable television networks Hollywood.com Television and Broadway.com Television.

Data Syndication Divisions

Hollywood Media’s Data Business is a provider of integrated database information and complementary data services to the entertainment, Internet and media industries. The Data Business consists of two divisions:  The Source Business and Baseline/StudioSystems.

The Source Business is comprised of three related lines of business: CinemaSource, EventSource and ExhibitorAds.

CinemaSource. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for approximately 40,000 movie screens in the United States, Canada and the United Kingdom. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 250 newspapers, wireless companies, Internet sites, and includes newspapers such as The New York Times, wireless companies including Sprint PCS, AT&T Wireless, Cingular Wireless, Verizon and Vindigo, Internet companies including AOL’s Moviefone and Digital City, MSN, Yahoo! and Lycos, and other media outlets. CinemaSource also syndicates entertainment news, movie reviews, and celebrity biographies. CinemaSource’s data is displayed by its customers in local newspapers, on websites and through cell phone services, to provide moviegoers with information for finding and choosing movies, theaters and showtimes. CinemaSource collects a majority of these movie listings through electronic mediums such as real-time direct connections to many exhibitor point-of-sale systems, email and FTP files, and collects additional listings through traditional mediums such as faxes and phone calls. Through annual and multi-year contracts, CinemaSource generates recurring revenue from licensing fees paid by its customers.

EventSource. We launched the EventSource business in 1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and shows, touring companies, community playhouses and dinner theaters throughout North America and in London’s West End. The EventSource database contains detailed information for over 10,000 venues, and the EventSource services are monitored by individual city editors specializing in their respective markets. Hollywood Media believes that EventSource is the largest (based on market share), and the only national, compiler and syndicator of detailed information on community and cultural events in North America. EventSource’s information is a content source for AOL’s Digital City, The New York Times, Vindigo and VoltDelta. Through annual and multi-year contracts, EventSource generates recurring revenues from licensing fees.

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

Baseline/StudioSystems. Baseline is a comprehensive entertainment database, research service, and application service provider offering information to movie studios, production companies, movie and TV distributors, entertainment agents, managers, producers, screenwriters, news organizations, and financial analysts covering the entertainment industry. Baseline’s film and television database contains over 14,000 celebrity biographies, credits for over 130,000 released feature films, television series, miniseries, TV movies and specials dating back nearly 100 years, over 15,000 film and television projects in every stage of development and production, over 1,900 movie reviews, box office grosses dating back nearly 20 years, revenue and cost estimates for over 5,000 released feature films, over 18,000 company rosters and representation/contact information for over 50,000 entertainment professionals. Baseline provides applications that allow entertainment professionals to streamline workflow, increase efficiency, and expand market awareness. Baseline offers its data and application modules on an annual subscription basis, syndicates data to a number of leading information aggregators and publications, and also provides data on a pay per use basis. Baseline’s customers include the major movie studios, numerous production companies, law firms, investment banks, news agencies, advertising agencies, consulting firms and other professionals in the entertainment industry. Our previously existing Baseline service was integrated with FilmTracker, a business we acquired in the first quarter of 2002, resulting in a combined service that incorporates Baseline’s data into FilmTracker’s content management system and interface. Pursuant to such acquisition, the seller of Filmtracker, Fountainhead Media Services (“Fountainhead”), acquired 20% of the capital stock of our subsidiary that owns Baseline, in return for combining FilmTracker with Baseline, and Fountainhead’s $2 million promissory note payable to Hollywood Media. In the first quarter of 2004, we exchanged the $2 million promissory note for the 20% equity interest owned by Fountainhead, and now we own 100% of our subsidiary that owns the combined Baseline/Filmtracker service.

In July 2004, Baseline’s business and assets were substantially increased as a result of the closing of the acquisition by Hollywood Media of Studio Systems, Inc., one of our leading competitors in the entertainment industry database and information services provider business. As a result of the acquisition, Studio Systems, Inc. became a subsidiary of Hollywood Media Corp. and its business was integrated with Hollywood Media’s Baseline/FilmTracker subsidiary. The combined business is now known as Baseline/StudioSystems.

Broadway Ticketing Division

Broadway Ticketing: Broadway.com, 1-800-BROADWAY and Theatre Direct International (“TDI”) (collectively called “Broadway Ticketing”).

Broadway.com and 1-800-BROADWAY. We launched Broadway.com on May 1, 2000. Broadway.com offers the ability to purchase Broadway, off-Broadway and London’s West End theater tickets online. In addition, the site provides a wide variety of editorial content about the theater business, feature stories, opening nights, star profiles, photo opportunities, and a critical roundup of reviews. Our 1-800-BROADWAY toll-free number, features the ability to purchase Broadway, off-Broadway and London’s West End theater tickets over the phone and complements the online ticketing and information services available through Broadway.com.

TDI. We acquired TDI as of September 15, 2000. Founded in 1990, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway, and in London’s West End. TDI sells tickets directly to group buyers including travel agents and tour groups. TDI also manages a marketing cooperative that represents participating Broadway shows to the travel industry around the world. Recent Broadway shows marketed by this cooperative include All Shook Up, Avenue Q, Beauty and the Beast, Chicago, Chitty Chitty Bang Bang, Dirty Rotten Scoundrels, Hairspray, Lennon, Rent, The Lion King, The Phantom of the Opera and The Producers. In addition, TDI’s education division, Broadway Classroom, markets group tickets and educational programs to schools across the country.

The combined Broadway Ticketing business provides theater ticketing and related content for over 100 venues in multiple markets to consumers and over 20,000 travel agencies, tour operators, corporations, educational institutions and affiliated websites including the ticketing service for The New York Times on the Web. Our Broadway Ticketing division employs a knowledgeable sales force that offers ticket buyers a concierge-style service that includes show recommendations, hotel packages with luxury hotels and dinner choices at fine restaurants. We obtain the tickets we sell through our arrangements with theatre box offices and we maintain our own inventory of tickets for sale.

Internet Divisions

Hollywood.com. Hollywood.com is a premier online entertainment destination and movie industry information and services website. Hollywood.com generates revenue by selling advertising on its website. Hollywood.com features in-depth movie information, including movie descriptions and reviews, movie showtimes listings, entertainment news, feature articles about film and television celebrities, local event coverage and an extensive multimedia library containing celebrity interviews, premier coverage, film related events, celebrity parties and behind the scenes footage. Some of the advertisers who have advertised on Hollywood.com include Walt Disney Studios, New Line Cinema, Paramount Studios, Sony Studios, Microsoft, Pepsi, General Motors, AMEX, HBO, A&E, US Army, Chase, Honda, Mazda, Fox, Warner Bros., Verizon and Circuit City. As a result of its relationship with Hollywood Media’s Data Business (CinemaSource and Baseline/StudioSystems), Hollywood.com has access to a constantly updated database of information related to movies and entertainment.

Hollywood.com has further established its presence in the wireless area. Through agreements with wireless carriers (Cingular, Sprint, and Verizon), Hollywood.com provides a movie and entertainment destination on a variety of mobile phones.

Broadway.com. We launched Broadway.com on May 1, 2000. Broadway.com features:  the ability to purchase Broadway, off-Broadway and London’s West End theater tickets online; theater showtimes; the latest theater news; interviews with stage actors and playwrights; opening-night coverage; original theater reviews; and video excerpts from selected shows. Broadway.com also offers show synopses, cast and crew credits and biographies, digitized show previews, and an in-depth Tony Awards® area. Broadway.com generates revenue from the sale of both tickets and advertising, with its principal business purpose being to generate ticket sales.

Cable TV Division

Cable TV. We launched two interactive digital cable television channels in 2002: “Hollywood.com Television” (formerly called Totally Hollywood TV) and “Broadway.com Television” (formerly called Totally Broadway TV), to further leverage our proprietary content. Both cable TV channels utilize existing Hollywood Media content derived from Hollywood Media’s existing business units which provide relevant video, news and information to the channels. Hollywood.com Television and Broadway.com Television offer audiences interactive entertainment and information, with on-demand video content including premiers, previews, reviews, behind-the-scenes footage, interviews and coverage of celebrity-packed entertainment industry events. Both networks were available initially to Cablevision Systems Corporation’s iO:  Interactive OptimumSM  digital cable subscribers in limited areas within Cablevision’s New York coverage area, and Morris County, New Jersey, where Cablevision’s advanced interactive television technology enables the networks to offer up-to-date showtimes and other searchable data for the latest movies and current Broadway shows. In February 2005, the networks, including their fully interactive features, became available in Cablevision’s entire coverage area including most of New York City and related suburbs of Long Island, Westchester County and Rockland County, and areas of northern New Jersey and southern Connecticut. In addition to Cablevision, Hollywood.com Television has obtained distribution of its network in many cities across the United States on various cable TV systems of Comcast Cable, Charter Communications, Cox Communications, Insight Communications and Mediacom; benefiting from a cable TV industry roll-out of “on-demand” technology; the network has grown to approximately 13.5 million homes as of June 30, 2005 versus approximately 7 million homes as of June 30, 2004.

The Cable TV Division has not generated any revenues during the three months ended June 30, 2005 or the comparable period in 2004. However, an ad sales initiative has commenced.

Intellectual Properties Business

Book Development and Book Licensing. Our intellectual properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, typically with best-selling authors. Tekno Books has worked with more than 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 100 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin’s Press (Holtzbrink of Germany), Warner

Books (Time Warner), and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, New Line Cinema, CBS Television, DC Comics (Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 1,704 books that have been published. Another 3,512 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno’s books have been finalists for, or winners of, more than 100 awards, including The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance). Tekno Books’ current backlog and anticipated books for future publishing include more than 250 books under contract or in final negotiations, including more than 40 books by New York Times best-selling authors. Tekno Books is expanding into one of the largest areas of publishing, which is romance fiction, and one of the fastest growing areas of publishing, which is the Christian book market. The Chief Executive Partner of Tekno Books, Dr. Martin H. Greenberg, is the owner of the remaining 49% interest in Tekno Books.

Intellectual Properties. Our intellectual properties division also owns the exclusive rights to intellectual properties that are complete stories and ideas for stories, created by best-selling authors and media celebrities. Some examples of our intellectual properties are Anne McCaffrey’s Acorna the Unicorn Girl, Leonard Nimoy’s Primortals, and Mickey Spillane’s Mike Danger. We license rights to our intellectual properties for use by licensees in developing projects in various media forms. We generally obtain the exclusive rights to the intellectual properties and the right to use the creator’s name in the titles of the intellectual properties (e.g., Mickey Spillane’s Mike Danger and Leonard Nimoy’s Primortals).

NetCo Partners. In June 1995, Hollywood Media and C.P. Group Inc. (“C.P. Group”), entered into an agreement to form NetCo Partners. NetCo Partners owns Tom Clancy’s NetForce. Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy is a shareholder of C.P. Group. At the inception of the partnership, C.P. Group contributed to NetCo Partners all rights to Tom Clancy’s NetForce, and Hollywood Media contributed to NetCo Partners all rights to Tad Williams’ MirrorWorld, Arthur C. Clarke’s Worlds of Alexander, Neil Gaiman’s Lifers, and Anne McCaffrey’s Saraband. In 1997, NetCo Partners licensed to Putnam Berkley the rights to publish the first six Tom Clancy’s NetForce books in North America for advance payments of $14 million. This agreement was subsequently renewed in December 2001 for four more books with guaranteed advances for North American book rights of $2 million per book for the first two books, and $1 million per book for the second two books against a percentage of the cover price. The first book in the series was adapted as a four-hour mini-series on ABC. NetForce books have so far been published in mass market paperback format. NetCo owns all rights in all media to the NetForce property including film, television, video and games. NetCo licenses NetForce book rights to publishers in various foreign countries. Through its interest in NetCo, Hollywood Media receives distributions of its share of proceeds generated from the rights to the NetForce series.

MovieTickets.com, Inc.

MovieTickets.com, Inc. (“MovieTickets.com”) is one of the two leading website destinations for the purchase of movie tickets through the Internet; its principal competitor (other than some theaters that may conduct their own Internet ticket sales) is Fandango. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at “will call” windows or kiosks at theaters. The website generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising.

Hollywood Media launched the MovieTickets.com website in May 2000 with several major theater exhibitors. Hollywood Media owned 26.2% of the equity of MovieTickets.com as of June 30, 2005. See Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, and “Equity in Earnings of Investees” in this Item 2 below, for additional information about our equity interest in MovieTickets.com. MovieTickets.com entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a 5% interest (now 4.1% after dilution) in MovieTickets.com for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in most participating exhibitors’ theaters. In March 2001, AOL purchased a non-interest bearing convertible preferred equity voting interest in MovieTickets.com for $8.5 million in cash, which was convertible into common stock of MovieTickets.com and was converted in April 2005. The Company evaluated the accounting ramifications of this conversion transaction in accordance with the applicable accounting literature and determined there was no impact on the Company’s Condensed Consolidated Financial Statements. As a result of this conversion, Hollywood Media’s ownership of the equity of MovieTickets.com changed from 26.4% to 26.2%. In connection with the 2001 transaction with AOL, MovieTickets.com’s ticket inventory was promoted throughout America Online’s interactive properties and ticket inventory of AOL’s Moviefone became available through MovieTickets.com. Through an agreement in August 2004 between MovieTickets.com and AOL’s Moviefone, MovieTickets.com acquired by assignment and assumed the ticketing agreements that Moviefone had with its movie theater exhibitors. The Moviefone exhibitor agreements assumed by MovieTickets.com include agreements with Clearview Cinemas and Landmark Theatres.

Currently MovieTickets.com directly tickets for the following exhibitors:  All Star Entertainment, AMC Theatres, Ashbrie Cinemas, Atlantic Theaters, Atlas Cinemas, Baederwood Movie Theatre Co., Brooklyn Academy of Music, Bryn Mawr Movie Theatre Co., Camera Cinemas, Celebrity Theatres, Channelside Cinemas, Cinema Centers, Cinema Four-Quad, Cinemagic Movies, Cinemall, Classic Cinemas, Clearview Cinemas, Consolidated Theatres, Cornelius Cinemas, Crown Theatres, Dickinson Theatres, Eastern Shores, Entertainment Retail (Hollywood Hits), Famous Players, Film Forum, Greater Huntington Theatres, Greenville Cinemas, Hallett Cinemas, Harkins Theatres, Hollywood Premier Cinemas, Hoyts Cinemas, Kew Gardens (Cobble Hill), Krikorian Premiere Theatres, Landmark Theatres, Malco Theatres, Mann Theatres, Marco Movies, Marcus Theatres, Marquee Cinemas, Metropolitan Theatres, Narberth Theatre, National Amusements, New York 1 & 2, O’Neil Theatres, Pacific Theatres, Paris Theater, Phoenix Theatres, Rave Motion Pictures, Reading Cinemas USA (City Cinemas), Ritz Theatres, Riviera Cinemas, Rocky Mountain Cinemas, Roxy Theatres, Santikos Theaters, Sayville Theatre, Spotlight Theatres, UltraStar Cinemas, Watson Theatre, and Westates Theatres. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada, and represent approximately 50% of the top 50 and top 100 grossing theaters in North America. Additionally, MovieTickets.com launched in the United Kingdom in July of 2003.

The following discussion and analysis should be read in conjunction with Hollywood Media’s Unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of Part I of this report.

Results of Operations

The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) by reportable segment for the six months ended June 30, 2005 (“Y2-05”) and 2004 (“Y2-04”), and the three months ended June 30, 2005 (“Q2-05”) and 2004 (“Q2-04”) respectively:

	Broadway Ticketing	Data Business (a)	Internet Ad Sales	Intellectual Properties (b)	Cable TV	Other	Total

Y2-05

Net Revenues	$41,994,684	$5,120,533	$1,850,797	$843,981	—	—	$49,809,995
Operating Expenses	40,641,259	4,135,699	2,971,489	542,995	379,084	6,473,679	55,144,205
Operating Income (loss)	$1,353,425	$984,834	$(1,120,692)	$300,986	$(379,084)	$(6,473,679)	$(5,334,210)

% of Net Revenues	84%	10%	4%	2%	—	—	100%

Y2-04

Net Revenues	$27,950,166	$3,289,528	$1,531,976	$1,397,360	$—	$—	$34,169,030
Operating Expenses	27,008,112	2,711,489	2,610,809	927,289	437,614	3,658,537	37,353,850
Operating Income (loss)	$942,054	$578,039	$(1,078,833)	$470,071	$(437,614)	$(3,658,537)	$(3,184,820)

% of Net Revenues	82%	10%	4%	4%	—	—	100%

	Broadway Ticketing	Data Business (a)	Internet Ad Sales	Intellectual Properties (b)	Cable TV	Other	Total

Q2-05

Net Revenues	$23,655,140	$2,692,202	$1,062,221	$514,920	—	—	$27,924,483
Operating Expenses	22,639,819	2,187,720	1,562,276	277,159	197,471	3,446,525	30,310,970
Operating Income (loss)	$1,015,321	$504,482	$(500,055)	$237,761	$(197,471)	$(3,446,525)	$(2,386,487)

% of Net Revenues	85%	9%	4%	2%	—	—	100%

Q2-04

Net Revenues	$16,071,876	$1,626,730	$759,469	$926,235	$—	$—	$19,384,310
Operating Expenses	15,660,422	1,215,028	1,181,882	591,697	208,691	1,848,139	20,705,859
Operating Income (loss)	$411,454	$411,702	$(422,413)	$334,538	$(208,691)	$(1,848,139)	$(1,321,549)

% of Net Revenues	83%	8%	4%	5%	—	—	100%

———————

a.

Results for Y2-05 and Q2-05 include operating results for Studio Systems, Inc. which was acquired on July 1, 2004.

b.

Does not include Hollywood Media’s 50% interest in NetCo Partners, which is accounted for under the equity method of accounting, and included in “equity in earnings of investees” on the condensed consolidated statement of operations.

Composition of our segments is as follows:

•

Broadway Ticketing - Includes our Broadway.com online ticketing operations and ticket sales through 1-800-BROADWAY as well as our TDI Ticketing business.

•

Data Business - Includes our CinemaSource, EventSource, ExhibitorAds and Baseline/StudioSystems operations.

•

Internet Ad Sales - Includes advertising sold on the websites Hollywood.com and Broadway.com, the AlwaysI subscription service which offers films to subscribers over the Internet and barter revenues derived from the collection and compilation of movie showtimes data and the hosting of websites for movie theaters in exchange for advertising services from the theaters.

•

Intellectual Properties - Includes our book development and book licensing operation through our 51% owned subsidiary Tekno Books. This segment does not include our 50% interest in NetCo Partners.

•

Cable TV – Includes two interactive cable television channels, “Hollywood.com Television” and “Broadway.com Television”.

•

Other - Includes corporate-wide expenses such as insurance, accounting, centralized information technology, and consulting fees relating to internal control assessment and development under the Sarbanes-Oxley Act of 2002.

NET REVENUES

Total net revenues were 49,809,995 for Y2-05 as compared to $34,169,030 for Y2-04, an increase of $15,640,965 or 46%, and $27,924,483 for Q2-05 as compared to $19,384,310 for Q2-04, an increase of $8,540,173 or 44%. The increase in revenue from Y2-04 to Y2-05 was primarily due to a 56% revenue increase in Data Business, a 50% revenue increase in Broadway Ticketing, and a 21% revenue increase in Internet Ad Sales which was offset by a 40% revenue decrease in Intellectual Properties. The increase in revenue from Q2-04 to Q2-05 was primarily due to a 65% revenue increase in Data Business, a 47% revenue increase in Broadway Ticketing, and a 40% revenue increase in Internet Ad Sales which was offset by a 44% revenue decrease in Intellectual Properties. In Y2-05 net revenues were derived 84% from Broadway Ticketing, 10% from Data Business, 4% from Internet Ad Sales, and 2% from Intellectual Properties. In Q2-05 net revenues were derived 85% from Broadway Ticketing, 9% from Data Business, 4% from Internet Ad Sales and 2% from Intellectual Properties. In Q2-04 net revenues were derived 83% from Broadway Ticketing, 8% from Data Business, 4% from Internet Ad Sales and 5% from Intellectual Properties.

Broadway Ticketing net revenues were $41,994,684 and $27,950,166 for Y2-05 and Y2-04, respectively, an increase of $14,044,518 or 50% and $23,655,140 and $16,071,876 for Q2-05 and Q2-04, respectively, an increase of $7,583,264 or 47%. Broadway Ticketing revenues increased in Y2-05 as compared to Y2-04 due to a 90% increase in individual ticket sales primarily on Broadway.com, and a 2% increase in wholesale group ticket sales. The increase revenue from Q2-05 compared to Q2-04 was attributable to an 84% increase in individual ticket sales, and a 7% increase in wholesale group tickets. Management believes these revenue increases as compared to 2004 are due in part to increased sales generated by the revised ticket purchase systems launched on the Broadway.com website in November 2004, as well as growth in tourism in New York City. Broadway ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London based live theater performance and hotel packages through Broadway.com and the 1-800-Broadway telephone number and to domestic and international travel professionals, traveling consumers, business organizations, schools and New York theater patrons. Broadway ticketing revenue is recognized on the date of performance of the show. Ticket sales collected in advance of the performance date are recorded as deferred revenues on the balance sheet and recognized as income upon performance date.

Data Business net revenues (which includes our Source business [CinemaSource, EventSource, ExhibitorAds], and Baseline/Studio Systems) were $5,120,533 for Y2-05 as compared to $3,289,528 for Y2-04, an increase of $1,831,005 or 56%, and $2,692,202 for Q2-05 as compared to $1,626,730 for Q2-04, an increase of $1,065,472 or 65%. The increase in Data Business revenues in Y2-05 over Y2-04 and Q2-05 over Q2-04 is primarily attributable to the July 1, 2004 acquisition of Studio Systems, Inc. (“SSI”). Revenue generated by SSI was $1,199,251 or 23% of Data Business revenue in Y2-05. Our Baseline business revenues (excluding SSI) increased $223,302, or 20% in Y2-05 as compared to Y2-04, and increased $252,757 or 48% in Q2-05 as compared to Q2-04. The increase is primarily attributable to high retainage of Baseline’s current customers and continued expansion of Baseline’s customer base.

The Source Business increased $408,452 or 19% in Y2-05 over Y2-04, and $207,252 or 19% in Q2-05 as compared to Q2-04. The increase in Source Business revenue was primarily attributable to a 47% increase in CinemaSource revenue in Y2-05 over Y2-04, and a 25% increase in Q2-05 as compared to Q2-04. In addition, on July 1, 2004 we acquired Front Row Marketing (“FRM”) which contributed increased Source Business revenue of 4% in both Y2-05 and Q2-05.

Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to media outlets and Internet companies including newspapers such as The New York Times, Internet companies including AOL’s Moviefone and Digital City, MSN, Yahoo! and Lycos, and wireless providers. Revenue for ExhibitorAds is generated by creating exhibitor paid directory ads for insertion in newspapers around the country. Baseline/StudioSystems is a film and television database, licensing its data to businesses and professionals in the entertainment industry, and generates revenue from the syndication of its data as well as subscription revenue.

Internet Ad Sales net revenue was $1,850,797 for Y2-05 as compared to $1,531,976 for Y2-04, an increase of $318,821 or 21%, and $1,062,221 and $759,469 for Q2-05 and Q2-04 respectively, an increase of $302,752 or 40%. Internet Ad Sales revenue is generated from the sale of sponsorships and banner advertisements on Hollywood.com, MovieTickets.com and Broadway.com. Hollywood Media earns commissions on ad sales which

Hollywood Media sells on MovieTickets.com. Internet Ad Sales revenues are reported net of agency commissions for Y2-05. Hollywood Media determined that these revenues should be recorded net of agency commissions, and corrected this error for the twelve months ended December 31, 2004 during the fourth quarter of 2004. The effect of this correction was a reduction in Internet Ad Sales revenues recognized, including a reduction of $113,397 and $48,875 pertaining to the six and three months ended June 30, 2004, respectively. These adjustments were not considered material to the previously reported results.

Net revenues from our Intellectual Properties division were $843,981 for Y2-05 as compared to $1,397,360 for Y2-04, a decrease of $553,379 or 40%, and $514,920 for Q2-05 as compared to $926,235 for Q2-04, a decrease of $411,315 or 44%. The decrease in revenues was attributable to the timing of the delivery of manuscripts as fewer manuscripts were delivered in Y2-05 as compared to Y2-04 due to sluggishness in the publishing industry. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter -to- quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income (loss) is included in “equity in earnings (losses) of investees” on our Condensed Consolidated Statement of Operations in this Form 10-Q report.

EQUITY IN EARNINGS (LOSSES) OF INVESTEES

Equity in earnings of (losses) investees consisted of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

NetCo Partners (a)	$529,420	$588,086	$534,452	$583,392
MovieTickets.com (b)	—	—	—	—
	$529,420	$588,086	$534,452	$583,392

(a)

NetCo Partners

NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of earnings was $529,420 for Y2-05 compared to earnings of $588,086 for Y2-04, a decrease of $58,666 or 10% and $534,452 for Q2-05 as compared to $583,392 for Q2-04, a decrease of $48,940 or 8%. Revenues vary quarter-to-quarter dependent on timing of deliveries of various manuscripts to the publisher although, notwithstanding the timing of manuscript deliveries, one NetForce book is typically published each year in North America.

(b)

MovieTickets.com

Hollywood Media owned 26.2% of the total equity in MovieTickets.com at June 30, 2005. Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investees. Hollywood Media shared in 26.2% of the losses or income generated by the joint venture during Q2-05. We have not recorded any of our share of the joint venture’s results of operations in Q2-05 and Q2-04, or in Y2-05 and Y2-04 related to our investment in MovieTickets.com because the investment has been reduced to zero. Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not guaranteed to fund future losses, if any, generated by MovieTickets.com. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising.

OPERATING EXPENSES

Cost of revenue - ticketing. Cost of revenue – ticketing was $36,655,077 for Y2-05 as compared to $24,152,323 for Y2-04 for an increase of $12,502,754 or 52%. The cost of revenue for Q2-05 was $20,757,290 compared to $14,200,783 for Q2-04 for an increase of $6,556,507 or 46%. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals. As a percentage of ticketing revenue, cost of revenue – ticketing was 87% and 86% for Y2-05 and Y2-04 and 88% for Q2-05 and Q2-04 respectively. The increase in cost of revenue as a percentage of ticketing revenue in Y2-05 compared to Y2-04 was due in part to the increase in wholesale group tickets sales in Y2-05, and in Y2-04 producer package sales were sold for higher than normal margin.

Editorial, production, development and technology. Editorial, production, development and technology costs consist of payroll and related expenses for the editorial and production staff responsible for creating content on the Company’s web sites for our Internet ad sales and business to business segments. Internet access and computer related expenses for the support and delivery of the Company’s services and fees and royalties paid to authors and co-editors for the intellectual properties segments are also included. Editorial, production, development and technology costs for Y2-05 were $2,709,519 compared to $2,504,927 for Y2-04, an increase of $204,592 or 8%. Q2-05 costs were $1,364,564 compared to $1,316,906 for Q2-04, an increase of $47,658 or 4%. As a percentage of revenues from our Internet Ad Sales, Data Business and Intellectual Properties, these costs were 35% for Y2-05 and 40% for Y2-04, and 32% for Q2-05 and 40% for Q2-04, respectively, decreasing as a percentage of revenues due to the lower incremental costs associated with the increased revenue attributed to the acquisition of Studio Systems, Inc. and new revenue from contracts executed in the Data Business.

Selling, general and administrative. We note that we have added a new line item for “Salaries and benefits” to our Condensed Consolidated Statements of Operations in Part 1 of this Form 10-Q report, and that such expenses are no longer included in the line item for “Selling, general and administrative expenses.” See “Salaries and benefits” below for a discussion of such expenses. Selling, general and administrative (“SG&A”) expenses consist of occupancy costs, production costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as marketing, promotional, business development, public relations, and commission due to advertising agencies, ad rep firms and other parties). Selling, general and administrative expenses for Y2-05 were $6,163,305 compared to $4,295,109 for Y2-04 for an increase of $1,868,196 or 43%. The SG&A costs for Q2-05 were $2,902,539 compared to $2,072,410 for Q2-04, an increase of $830,129 or 40%. As a percentage of net revenues, selling, general and administrative expenses were 12% and 13% for Y2-05 and Y2-04 respectively and 10% and 11% for Q2-05 and Q2-04 respectively. The increase in Y2-05 and Q2-05 as compared to Y2-04 and Q2-04 was due in part to the increase in various costs relating to compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002 and increased accounting fees, as well as increase in selling and marketing expenses in our Broadway Ticketing and Internet Ad Sales divisions. In addition, the CinemaSource guaranty, further described in Note 5 of the Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q report, resulted in Hollywood Media recording a credit to selling, general and administrative expenses of $302,859 during the quarter ended June 30, 2004. The acquisition of Studio Systems in July 2004 also contributed to the increase. The increased SG&A expense in the first and second quarters of 2005 included approximately $1.0 million and approximately $0.6 million, respectively, in expenses for accounting and consulting fees and other costs relating to compliance with internal control requirements of the Sarbanes-Oxley Act of 2002 as well as the 2004 year-end and 2005’s first quarter-end services. As previously reported, we are in the process of developing and implementing efficiency improvements and cost-savings measures anticipated to reduce various elements of SG&A expenses, including certain overhead reductions, reduced accounting fees, and the installation of a new more robust Broadway ticketing software system to streamline our ticketing functionality and improve efficiencies. In that regard we note that our SG&A expenses declined by approximately $0.4 million sequentially from the first to second quarters of 2005 due to lower accounting and consulting costs as further discussed below. These various cost-saving measures are being incrementally implemented during 2005 and into 2006 and we look forward to realizing more savings in applicable expenses over time as the initiatives increasingly take hold. As part of these cost-saving measures we have begun the implementation phase of a portion of our outsourcing initiative, intended to achieve significant reductions in certain SG&A expenses relating to our Data Business segment and information technology resources. In addition we have begun reducing our costs relating to compliance with internal control requirements of the Sarbanes-Oxley Act of 2002, and based on our plans we expect reductions to approximately $120,000 per quarter for related consulting fees in the third and fourth quarters of 2005 and into the first quarter of 2006 as compared to approximately $345,000 and $391,000 of such fees incurred in the first and second quarters of 2005, respectively. Furthermore, we are estimating lower accruals for accounting services in the third and fourth quarters of 2005 of approximately $200,000 per quarter which covers both our 2005 financial statement audit and quarterly reviews after the first quarter and also our 2005 audit of internal controls for compliance with requirements of the Sarbanes-Oxley Act of 2002, as compared to accounting costs of $571,926 and $242,683 incurred in the first and second quarters of 2005, respectively.

Salaries and benefits. Salaries and benefits expenses consist of payroll and benefits including any other types of compensation benefits as well as human resources and administrative functions. Salaries and benefits for Y2-05 were $8,288,855 compared to $5,320,333 for Y2-04 for an increase of $2,968,522 or 56%. For Q2-05, it was $4,529,235 compared to $2,564,719 for an increase of $1,964,516 or 77%. As a percentage of net revenues, payroll and benefits expenses were 17% and 16% for Y2-05 and Y2-04 and 16% and 13% for Q2-05 and Q2-04 respectively. The increase in costs relating to salaries and benefits was due in part to the following factors:  addition of new staff in the information technology department as well as in the sales department, including a new Vice President of Sales hired in August 2004; an increase in sales commissions due to increased ad sales in our Internet Ad Sales division; approximately $500,000 of bonuses paid in Q2-05 for fiscal 2004 performance; and approximately $250,000 in non-cash expenses related to employee stock compensation in Q2-05. The relative period to period increase was also impacted by a credit adjustment of approximately $212,000 and $255,000 for Y2-04 and Q2-04 respectively, of bonus expense that was not paid at that time. We also sold 94% and 103% more tickets on Broadway.com during Q2-05 and Y2-05 than Q2-04 and Y2-04 respectively, which stretched our resources and current technology infrastructure and required hiring additional customer service and information systems personnel in our ticketing segment. See the discussion of cost-savings measures described above under “Selling, general and administrative” which includes descriptions of initiatives that we expect to eventually reduce some costs included in Salaries and benefits, including payroll reductions due to outsourcing and other system efficiencies. In addition, there has been and will be some increases in managerial compensation expense for several important positions, including pursuant to compensation arrangements described in Item 5 of Part II of this Form 10-Q and in our Form 8-K reports filed with the SEC on April 12 and May 25, 2005.

Depreciation and amortization. Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web development, leasehold improvements, property under capital leases and amortization of other intangibles. Depreciation and amortization expense was $1,327,449 for Y2-05 as compared to $1,042,351 for Y2-04 for an increase of $285,098 or 27%. Q2-05 deprecation and amortization expense was $757,342 compared to $512,234 for Q2-04, an increase of $245,108 or 48%. The increase was primarily attributable to an increase in amortization of intangible assets identified through an evaluation of the SSI and FRM purchase transactions by an independent valuation expert. Amortization expense of $270,853 and $255,853 was recognized for the six and the three months ended June 30, 2005, respectively.

Interest, net. Interest, net was $94,460 for Y2-05, as compared to $785,501 for Y2-04 and $49,699 for Q2-05 as compared to $367,546 for Q2-04. This decrease in interest expense of $691,041, or 88% in Y2-05 over Y2-04 and $317,847 or 86% for Q2-05 over Q2-04 was  primarily attributable to the $4.7 million decrease in the outstanding principle amount of a convertible debenture, which occurred as a result of conversions during 2004 after Q2-04. See Note 5 of Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q report.

Other income (expense), net. Other income (expense), net was $43,295 for Y2-05 as compared to $727,673 for Y2-04 and $16,963 for Q2-05 as compared to $37,112 for Q2-04. The decrease of $684,378 or 94% in other income (expense), net in Y2-05 was primarily attributable to a gain of approximately $719,000 recognized in Q1-04 upon termination of a put/call option in connection with a third party’s surrender of its 20% equity interest in our subsidiary that owns Baseline. See Note 4 of Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q report.

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $3,182,613 at June 30, 2005 as compared to $6,330,394 at December 31, 2004, a decrease of $3,147,781. Our net working capital deficit (defined as current assets less current liabilities) was $4,297,000 at June 30, 2005 as compared to $1,951,662 at December 31, 2004. The increase in the working capital deficit was partially attributable to a $870,040 convertible debenture, net of discount, which became a short-term obligation classified in “Current Liabilities” during the quarter and is included in the Unaudited Condensed Consolidated Balance Sheet of this Form 10-Q report. Hollywood Media believes this convertible debenture would likely be converted into common stock prior to its maturity on May 22, 2006 assuming the market price of Hollywood Media's common stock is above the conversion price ($3.20 per share) of the debenture at the time of maturity.

Net cash used in operating activities was $4,830,514 and $5,695,317 during the six months ended June 30, 2005 and 2004, respectively, which cash usage for Y2-05 included, among other things, $1,252,045 to purchase Broadway ticketing inventory held for sale during 2005 and $2,087,217 for auditing and Sarbanes-Oxley consulting fees. Net cash used in investing activities was $560,487 and $1,355,990 for the six months ended June 30, 2005 and 2004, respectively, which cash usage for Y2-05 included capital expenditures for equipment and software purchases including $172,013 for the acquisition and implementation of a new accounting system, the full implementation of which is expected to be completed by October 1, 2005. Net cash provided by financing activities was $2,243,220 and $14,480,550 during the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2004, financing activities consisted primarily of our private placement in February 2004, described below, as compared to the six months ended June 30, 2005 where cash provided by financing activities was comprised primarily of proceeds from exercise of outstanding stock options and warrants, and proceeds from issuance of stock to a consultant, while partially offset by scheduled payments under capital lease obligations.

In February 2004, Hollywood Media completed a private placement of common stock, which included the issuance of 5,773,355 shares of common stock to investors and five-year warrants to purchase an aggregate of 1,732,006 shares of common stock with an exercise price of $2.84 per share. Hollywood Media’s net cash proceeds from the private placement during Q1-04 were approximately $15.1 million after deduction of expenses in connection with the transaction. Hollywood Media received approximately $803,664 net of placement agent commission, from the exercise of a portion of these warrants during the six months ended June 30, 2005.

In May 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the “Debentures”) to a group of investors upon payment of an aggregate $5.7 million cash investment from such investors. The investors included Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President, of Hollywood Media, and they participated in this financing with a $500,000 cash investment upon the same terms as the other investors. The investors also received fully vested warrants (the “Warrants”) to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. As a result of the above-referenced private placement of common stock in February 2004, the $3.46 per share conversion price of the Debentures was reduced to $3.30 per share, and the exercise price of the Warrants was reduced to $3.34 per share, after giving effect to the weighted average anti-dilution provisions of the Debentures and Warrants. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As of June 30, 2005, no warrants issued under these Debenture agreements have been exercised.

During August and September of 2004, $4.7 million principal amount of the Debentures was converted into shares of Hollywood Media’s common stock at a conversion price of $3.05 per share, including the $500,000 principal amount of Debentures held by Hollywood Media’s Chief Executive Officer and President. Prior to such conversions, the prevailing conversion price of the converted Debentures had been reduced from $3.30 per share to $3.05 per share pursuant to Hollywood Media’s negotiations and agreements with the converting investors for the purpose of facilitating such conversions prior to maturity.

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

Pursuant to an agreement dated March 28, 2005, in the event that Hollywood Media requires additional funding, Hollywood Media’s Chairman of the Board and Chief Executive Officer and Hollywood Media’s Vice Chairman and President have committed to provide Hollywood Media with an amount not to exceed $5.0 million through January 1, 2006, if needed to enable Hollywood Media to meet its operating, liquidity and/or working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent

Hollywood Media generated cash from debt or equity financings, operational cash flow, proceeds from a sale of a division or subsidiary of Hollywood Media, Hollywood Media’s share of debt, equity or similar transactions by its equity investees or cash distributions received from MovieTickets.com. Advances will bear interest at the prime rate plus one percent. As of June 30, 2005, no amount had been drawn under this commitment, and the amount of the commitment has been reduced by $2,348,683, representing cash proceeds from stock options and warrant exercises and proceeds from a stock purchase by a consultant during the six months ended June 30, 2005, in accordance with the terms of the commitment. On August 5, 2005, the commitment was amended to extend the period for which the credit line would be available through January 1, 2007.

The growth of our businesses, including our data syndication, ticketing and Internet ad sales operations has required substantial financing and may require additional financing to fund our growth plans and for working capital. Based on our plans and assumptions for operations and investment and financing activities during 2005, we estimate that our cash and cash equivalents on hand, anticipated cash flow from operations, the $5.0 million funding commitment described above, and potential amounts available if we undertake further equity or debt financing, will be sufficient to meet our working capital and investment requirements through the end of the twelve-month period ending June 30, 2006. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations.

In July 2004, Hollywood Media invested approximately $3.2 million in cash to consummate its acquisition of Studio Systems, Inc. for integration with our Data Business division. This amount could be reduced pending resolution of the $304,465 portion of the purchase price currently held in escrow (see Note (4) of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q report).

We currently anticipate additional capital expenditures in 2005 to be approximately $0.3 million for various information systems and equipment upgrades. These anticipated 2005 capital expenditures do not include any estimates for business acquisitions.

As discussed above under the captions “Selling, general and administrative” and "Salaries and benefits," during Y2-05 Hollywood Media experienced a substantial increase in such expenses (and corresponding cash outlays), and as described above we are in the process of implementing efficiency improvements and cost-savings measures anticipated to reduce various elements of such expenses, including certain overhead reductions, commencement of outsourcing initiatives, reduced accounting and consulting fees, and the installation of a new more robust Broadway ticketing software system to streamline our ticketing functionality and improve efficiencies. There has also been some increases in managerial compensation including as discussed in Salaries and benefits above.

Off Balance Sheet Arrangements

At June 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”

Critical Accounting Policies

In response to the Securities and Exchange Commission (SEC) Release Number 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 3 to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2004.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $378,766 and $394,183 at June 30, 2005 and December 31, 2004, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

Ticketing Revenue Recognition

Ticketing revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational facilities. Revenue recognition is deferred on ticket sales until performance has taken place. Ticketing revenue and cost of revenue are recorded on a gross basis.

In August 2002, the FASB Emerging Issue Task Force issued EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (EITF 02-16), which addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. Hollywood Media adopted early EITF Issue No. 02-16 on December 31, 2002 for its ticketing business.

Self-Insurance Reserves

Hollywood Media maintains self-insured retentions for its health benefits programs and limits its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company’s self-insurance liability, management considers a number of factors, which include historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the maximum amount of potential liability under the stop-loss insurance coverage due to the lack of historical claims experience data available. In the future, management will consult third-party actuaries to assist in management’s estimate.

Stock Based Compensation

As permitted under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transaction and Disclosure – an amendment of FAS 123” (“SFAS No. 148”), which amended Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”), we have chosen to account for our Stock Plan under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Under APB No. 25, because the exercise price of our employee stock options typically equals the market price of the underlying stock on the date of grant, no compensation expense is typically recorded upon grant. SFAS No. 148 requires disclosure of the estimated fair value of our employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values (see “Stock-Based Compensation” in Note (3) to the Consolidated Financial Statements in our Form 10-K report for 2004).

Determining the fair value of stock options requires the Company to make assumptions regarding the key variables of a stock option pricing model which includes expected volatility, estimated life and dividend yield. These estimates are sensitive to changes in several factors including market conditions.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the Commission issued Staff Accounting Bulletin (“SAB”) 107 which expresses views of the SEC staff regarding the application of SFAS No. 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the Commission amended compliance dates for SFAS No. 123R to allow companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that begins after June 15, 2005. The Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Impairment of Long-Lived Assets

Effective December 31, 2001, Hollywood Media adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144”). SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” (“APB No. 30”) for the disposal of a segment of a business. Consistent with SFAS No. 121, SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in Q2-05 or Y2-05. See Note 6 - Goodwill and Other Intangible Assets, in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets acquired after June 30, 2001 were no longer subject to amortization. Goodwill and intangibles with indefinite lives acquired prior to June 30, 2001 ceased to be amortized beginning January 1, 2002. In addition, SFAS 142 changed the way we evaluated goodwill and intangibles for impairment. Beginning January 1, 2002, goodwill and certain intangibles are no longer amortized; however, they are subject to evaluation for impairment at least annually using a fair value based test. The fair value based test is a two-step test. The first step involved comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if and to the extent that the carrying value of goodwill exceeded the implied value.

As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date in 2004 and 2003 and there were no adjustments to the carrying value of long lived assets in 2004 or 2003 other than the asset write downs discussed in Note 9 – Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of our Form 10-K for 2004). As of June 30, 2005, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would not result in the impairment of goodwill of any reporting unit.

Inflation and Seasonality

Although we cannot accurately determine the precise effects of inflation, we do not believe inflation has a material effect on revenue or results of operations. We consider our business to be somewhat seasonal and expect net revenues to be generally higher during the second and fourth quarters of each fiscal year for our Tekno Books book licensing business as a result of the general publishing industry practice of paying royalties semi-annually. The Broadway Ticketing Business is also effected by seasonal variations with net revenues generally higher in the second quarter as a result of increased sales volumes due to the Tony Awards© and in the fourth quarter due to increased levels during the holiday period. In addition, although not seasonal, our intellectual properties division and NetCo Partners both experience fluctuations in their respective revenue streams, earnings and cash flow as a result of the amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. The recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in our assets or liabilities that might occur due to changes in market rates and prices, such as interest or foreign currency exchange rates, as well as other relevant market rate or price changes.

Interest rates charged on Hollywood Media’s debt instruments are primarily fixed in nature. We therefore do not believe that the risk of loss relating to the effect of changes in market interest rates is material.

We purchase and sell live theater tickets to shows in London’s West End. We minimize our exposure to adverse changes in currency exchange rates by taking steps to reduce the time lag between the purchase and payment of tickets for the London shows and the collection of related sales proceeds. We further reduce our exposure by setting favorable currency conversion rates in our foreign ticket pricing. We do not believe the risk of loss relating to adverse changes in currency exchange rates to be material.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer (the principal financial and accounting officer), of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weaknesses described below, Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of June 30, 2005, to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting.

Hollywood Media is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Hollywood Media’s internal control over financial reporting is a process designed under the supervision of Hollywood Media’s Chief Executive Officer and Chief Accounting Officer that: (i) pertains to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Hollywood Media’s assets; (ii) provides reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorization of Hollywood Media’s management and directors; and (iii) provides reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Hollywood Media’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate.

As previously reported in Hollywood Media’s Amendment No. 1 to its Annual Report on Form 10-K/A which was filed with the Securities and Exchange Commission on May 2, 2005, management has assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2004 and included its Report on Internal Control Over Financial Reporting in such Form 10-K/A. That Report on Internal Control over Financial Reporting concluded that our internal control over financial reporting was not effective as of December 31, 2004 because of the material weaknesses disclosed in that report, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Hollywood Media identified six material weaknesses in its system of internal control over financial reporting, which are more fully described in such Form 10-K/A and can be summarized as including: (i) ineffective entity level controls as defined in the COSO framework; (ii) insufficient controls over Hollywood Media’s financial statement close process; (iii) insufficient internal controls over Hollywood Media’s Broadway ticketing division; (iv) insufficient internal controls over accounting for internally developed software costs; (v) insufficient internal controls over accounting for income taxes; and (vi) certain other insufficient internal controls over various accounting processes which, although individually would not have constituted a material weakness, when combined, constitute a material weakness. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Changes in Internal Control Over Financial Reporting.

Other than as described below, there have been no changes in Hollywood Media’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, Hollywood Media’s internal control over financial reporting.

Management’s Plan to Address Material Weaknesses.

Hollywood Media’s rapid growth and the integration of a newly acquired non-public entity during fiscal 2004 resulted in an unexpected strain on Hollywood Media’s internal resources. In addition, Hollywood Media experienced an increase in its stock price during the first half of 2004 and, due to the increase in its market capitalization on June 30, 2004, became an accelerated filer under Section 404 of the Sarbanes-Oxley Act. This required Hollywood Media to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2004, which was earlier than previously expected. These issues contributed to the material weaknesses described above that were identified by management during its assessment of the effectiveness of Hollywood Media’s internal control over financial reporting.

Management is firmly committed to addressing all of these material weaknesses as expeditiously as possible. Accordingly, the following are the major actions that Hollywood Media’s management has taken and will continue to take in order to remediate the material weaknesses described above:

•

Hollywood Media licensed and is in the process of installing a new general ledger system for Hollywood Media and its wholly-owned subsidiaries. This general ledger system will automate several processes that are currently being performed manually by Hollywood Media’s accounting staff, such as payroll functions, cash reconciliations, fixed asset management and inter-company accounting. In addition, this system will include a purchase order function that will introduce additional controls over the approval of procurement transactions. The new general ledger system was licensed in 2004, but its implementation was deferred until 2005 because management determined that it would not be possible to perform all of the testing required to be Sarbanes-Oxley compliant if it were installed in 2004. Management expects the implementation of this system to be completed by October 1, 2005.

•

Hollywood Media’s management has identified a more robust ticketing software system for its Broadway Ticketing business to replace its existing system, has negotiated the material business terms with the licensor and is working with the licensor on the installation process. Simultaneously, we are currently finalizing the licensing agreement with the licensor. Hollywood Media anticipates that the implementation of the new ticketing system will be completed as expeditiously as possible.

•

Hollywood Media has hired a controller dedicated to the Broadway Ticketing Division. This controller is responsible for instituting compensating manual controls during the implementation period for the new ticketing software system discussed above.

•

Hollywood Media is also in the process of hiring additional skilled accountants to strengthen its existing accounting department in order to better manage Hollywood Media’s growth and the increased technical complexity of its accounting transactions. In the interim, Hollywood Media is utilizing an outside consulting firm with technical accounting expertise to assist Hollywood Media’s accounting department with the review of all future public filings.

•

Hollywood Media has implemented numerous remediations to address the identified material weakness in entity level controls, including (i) holding bi-weekly risk assessment meetings with our executive officers, division heads and representatives of our human resources, information systems, ad sales, business development and legal departments to identify and discuss any known business or financial risks that may affect Hollywood Media and develop timely responses to such risks and (ii) establishing a whistleblower hotline that allows any employee of the Company to anonymously report to a third party any complaints or concerns regarding accounting matters, internal accounting controls or auditing matters, and establishing procedures for the audit committee and senior management to address such complaints or concerns in a timely manner.

•

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

See “Note (10) – CERTAIN COMMITMENTS AND CONTINGENCIES - Litigation” in the Notes to Condensed Consolidated Financial Statements contained in Part I of this 10-Q Report.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following securities were issued by Hollywood Media during the quarter ended June 30, 2005, in transactions that were not registered under the Securities Act of 1933:

On April 20, 2005, Hollywood Media issued 3,107 shares of common stock valued at $14,794 to the holder of a Debenture for interest due for the period January 1, 2005 through March 31, 2005.

Hollywood Media issued shares of common stock pursuant to the exercise of warrants issued in its February 2004 private placement, as follows: 25,000 shares issued on May 13, 2005 for an aggregate cash price of $71,000; and 25,000 shares issued on June 2, 2005 for an aggregate cash price of $71,000.

On June 3, 2005, Hollywood Media issued 219,803 shares of common stock valued at $323,267, pursuant to a cashless exercise of a warrant issued in June 2002 with an exercise price of $1.70 per share. The warrant was issued pursuant to a prior consulting agreement with an investment banking firm which terminated in April 2003.

The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof and/or Regulation D thereunder, based upon investment representations to Hollywood Media.

Hollywood Media did not repurchase any shares of its common stock during the quarter ended June 30, 2005.

ITEM 5.

OTHER INFORMATION.

Entry Into Material Definitive Agreements:

Extension of Line of Credit.

Pursuant to an agreement dated August 5, 2005 between Hollywood Media and its Chief Executive Officer and President, the funding commitment by such officers to Hollywood Media as described under the caption “CEO Commitments” in “Note (5) – Debt” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q report, was extended from January 1, 2006 until January 1, 2007. See “CEO Commitments” in such Note (5) for additional information regarding such commitment.

Management Compensation Arrangements.

Employment Agreements with Managers of Hollywood Media’s Baseline/Studiosystems Business.

The employment agreements described below were negotiated and entered into in order to secure long-term commitments and noncompetition agreements of the managers as provided in the agreements.

On August 8, 2005, Hollywood Media and its principal subsidiary responsible for Hollywood Media’s Baseline/StudioSystems Business, Baseline, Inc. (“Baseline”, the employer), entered into an employment agreement with each of Mr. Rafi Gordon and Mr. Alex Amin, respectively, who are the principal managers of Hollywood Media’s Baseline/StudioSystems Business, to replace the prior expired employment agreements with these managers. Mr. Gordon and Mr. Amin were founders of the “FilmTracker” business which was purchased by Hollywood Media in 2002 and integrated with Hollywood Media’s Baseline business. Pursuant to the terms of the new employment agreements, Mr. Gordon continues as President of Baseline and Mr. Amin continues as Executive Vice President of Baseline. The material terms and conditions of these two agreements are otherwise the same. Below is a description of material terms of these employment agreements. The descriptions of these employment agreements below are summaries only and do not purport to be complete, and such descriptions are qualified in their entirety by reference to the full text of the employment agreements which are filed as Exhibits 10.3 and 10.4 to this Form 10-Q report, and which Exhibits are incorporated by reference into this Item 5 disclosure.

The term of employment under each of the agreements is until August 8, 2008, subject to extension at Baseline’s option for one additional year, unless earlier terminated. The agreements continue each employee’s current annual salary of $135,000, to be increased by $15,000 in January of 2006 and by an additional $10,000 in January of each of 2007 and 2008.

Each employment agreement provides for the following potential bonuses: (1) a potential annual performance bonus (“EBITDA Bonus”) commencing in 2006 determined by formula (as described below) if Baseline/StudioSystems achieves the specified financial performance; and (2) a bonus upon either the expiration of the agreement (“Term Bonus”) or upon a sale of Baseline/StudioSystems (“Sale Bonus”), determined by formulas based on financial measures of the business as further described below. A Term Bonus or Sale Bonus would be payable in cash or, in Hollywood Media’s discretion, shares of Hollywood Media’s common stock under shareholder-approved compensation plans, and the cash portion of any Sale Bonus or Term Bonus would be payable in 12 or 24 monthly installment payments depending on the size of the bonus.

Each employment agreement includes the employee’s covenant not to compete with the Baseline/StudioSystems Business or other Hollywood Media businesses during the term of the agreement, and for three years after termination of the agreement but the noncompetition covenant ceases if the employer terminates the employment without “cause” (as defined).

For purposes of the EBITDA Bonus calculation, the employment agreement sets or provides for the setting of a “Budgeted EBITDA” target for each year ending during the term of the agreement (each, a “Bonus Year”). The Budgeted EBITDA is a financial performance goal measured in terms of the “EBITDA” results achieved by Baseline/StudioSystems. EBITDA is a measure of Baseline/StudioSystems’ financial performance and is calculated under a formula which adjusts Baseline/StudioSystems’ net income by removing certain expenses including taxes, depreciation and amortization. The employee shall be entitled to receive a bonus for each Bonus Year as follows:  (a) if actual EBITDA of Baseline/StudioSystems for a Bonus Year exceeds the prior year’s EBITDA but Employee has failed to meet the Budgeted EBITDA target, then employee would be eligible for a bonus equal to 7.5% of the amount by which the actual EBITDA exceeds the prior year’s EBITDA, and (b) if the actual EBITDA exceeds the prior year’s EBITDA and also meets or exceeds the Budgeted EBITDA target, then the employee would be eligible to receive an additional bonus equal to 2.5% of the amount by which the actual EBITDA exceeds the prior year’s EBITDA.

The Sale Bonus would apply if Baseline/StudioSystems or its assets are sold to an unaffiliated third-party in a “Company Sale” (as defined). The Sale Bonus for either employee, if any, would be the sum of specified percentages of portions of the amount by which the “Net Purchase Price” (as defined) for the Company Sale exceeds $10,000,000, which percentages range from 2.5% to 10%. At Hollywood Media’s option, the Sale Bonus could be paid by delivering a portion of the type of consideration rendered by buyer at closing of the Company Sale. The Term Bonus would apply, if Baseline/StudioSystems is not previously sold, upon either the expiration of the term of employment or upon employer’s termination of employment due to employee’s disability or without cause, in which case the Term Bonus would be the sum of specified percentages of portions of the amount by which the “Value Component” (as defined) of Baseline/StudioSystems exceeds $10,000,000, which percentages range from 2.5% to 10%. The “Value Component” is a calculated value based on a multiple of Baseline/StudioSystems’ EBITDA prior to the expiration or termination of the agreement. The terms for calculating the Sale Bonus and Term Bonus are components of a negotiated compensation arrangement and are not intended to reflect the actual or potential value of Baseline/StudioSystems (or any other part of Hollywood Media’s Data Business) to Hollywood Media or to a third party.

If the employment is terminated by the employer without cause, the employment agreements provide that the employer would be obligated to pay to employee the Term Bonus, as well as his salary then in effect for the shorter of six months or the remainder of the employment period.

Bonus Approval.

On August 4, 2005, the Compensation Committee of the Board of Directors of Hollywood Media approved the payment of cash performance bonuses in the amount of $100,000 to each of Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer, and Laurie S. Silvers, Hollywood Media’s President, after consideration of various factors, including the agreement by Mr. Rubenstein and Ms. Silvers to extend their financial commitment to Hollywood Media through January 1, 2007 (as discussed above under the caption “Extension Of Line Of Credit”). See “Note (13) – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1, of this Form 10-Q report for additional information about these bonuses and the circumstances under which the bonuses were awarded.

ITEM 6.

EXHIBITS

Exhibit	Description	Location

10.1	Letter agreement dated August 5, 2005 extending term of Financial Commitment Letter dated March 28, 2005 made by Mitchell Rubenstein and Laurie Silvers in favor of Hollywood Media Corp.	(*)
10.2	Employment Agreement dated as of July 1, 2005, by and between Hollywood Media Corp. and Nicholas Hall	(*)
10.3	Employment Agreement dated as of August 8, 2005, by and among Baseline, Inc., Studio Systems, Inc., Hollywood Media Corp. and Rafi Gordon	(*)
10.4	Employment Agreement, dated as of August 8, 2005, by and among Baseline, Inc., Studio Systems Inc., Hollywood Media Corp. and Alex Amin.	(*)
10.5	Amendment to Hollywood Media Corp. 401(k) Retirement Savings Plan, dated June 16, 2005.	(*)
10.6	Employment Agreement, dated May 19, 2005, by and between Hollywood Media Corp. and Mr. Scott Gomez.	(1)
10.7	Employment Agreement dated May 24, 2005, by and between Theater Direct NY, Inc., Broadway.com, Inc., Hollywood Media Corp., and Mr. Matthew Kupchin.	(1)
31.1	Certification of Chief Executive Officer. (Section 302)	(*)
31.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 302)	(*)
32.1	Certification of Chief Executive Officer. (Section 906)	(*)
32.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 906)	(*)

———————

*

Filed as an exhibit to this Form 10-Q

(1)

Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K report filed on May 25, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: August 9, 2005	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive Officer (Principal executive officer)

Date: August 9, 2005	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer (Principal accounting officer)