Form 10-Q
period 2005-09-30
HOLLYWOOD MEDIA CORP
filed 2005-11-09
CIK 912544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-14332
HOLLYWOOD MEDIA CORP.
(Exact name of registrant as specified in its charter)

Florida	65-0385686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 221A
Boca Raton, Florida	33431
(Address of principal executive offices)	(zip code)
(561) 998-8000
(Registrant’s telephone number)
     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
  Yes  ☑  No  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes  ☐  No  ☑
     As of November 04, 2005, the number of shares outstanding of the issuer’s common stock, $.01 par value, was 32,562,152.

HOLLYWOOD MEDIA CORP.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,935,069	$6,330,394
Receivables, net	2,489,391	1,992,478
Inventories	13,202,910	8,467,405
Prepaid expenses	1,008,707	1,124,363
Other receivables	1,369,059	1,205,803
Other current assets	61,840	45,935
Restricted cash	—	255,000

Total current assets	21,066,976	19,421,378

ACQUISITION ESCROW	304,465	750,000
PROPERTY AND EQUIPMENT, net	2,296,088	2,455,040
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	577,050	435,509
INTANGIBLE ASSETS, net	1,361,997	1,515,985
GOODWILL, net	44,865,674	44,977,429
OTHER ASSETS	435,629	256,258

TOTAL ASSETS	$70,907,879	$69,811,599

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,806,818	$4,043,098
Accrued expenses and other	5,563,133	5,172,920
Deferred revenue	17,059,490	12,006,919
Current portion of capital lease obligations	85,166	150,103
Convertible debenture, net	905,483	—

Total current liabilities	27,420,090	21,373,040

DEFERRED REVENUE	134,083	227,000
CAPITAL LEASE OBLIGATIONS, less current portion	80,783	84,523
MINORITY INTEREST	95,043	74,075
OTHER DEFERRED LIABILITY	119,398	104,539
CONVERTIBLE DEBENTURE, net	—	799,152

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 32,558,363 and 31,283,706 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	325,584	312,837
Additional paid-in capital	308,630,188	305,729,408
Deferred compensation	(1,950,000)	(2,437,500)
Accumulated deficit	(263,947,290)	(256,455,475)

Total shareholders’ equity	43,058,482	47,149,270

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,907,879	$69,811,599

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
NET REVENUES
Ticketing	$60,991,376	$39,604,332	$18,996,692	$11,654,166
Other	11,784,912	9,667,525	3,969,601	3,448,661

	72,776,288	49,271,857	22,966,293	15,102,827

OPERATING EXPENSES
Cost of revenues — ticketing	53,193,670	34,350,187	16,538,593	10,197,864
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	4,187,200	3,868,219	1,477,681	1,363,292
Selling, general and administrative	8,772,977	7,252,636	2,609,672	2,957,527
Payroll and benefits	12,529,791	8,340,743	4,240,936	3,020,410
Amortization of CBS advertising	—	38,807	—	—
Depreciation and amortization	1,900,134	1,604,614	572,685	562,263

Total operating expenses	80,583,772	55,455,206	25,439,567	18,101,356

Operating loss	(7,807,484)	(6,183,349)	(2,473,274)	(2,998,529)

EQUITY IN EARNINGS OF INVESTMENTS	531,907	557,713	2,487	(30,373)

OTHER INCOME (EXPENSE):
Interest, net	(138,599)	(2,548,460)	(44,139)	(1,762,959)
Other, net	49,659	786,851	6,364	59,178

Loss before minority interest	(7,364,517)	(7,387,245)	(2,508,562)	(4,732,683)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES	(127,298)	(295,250)	(6,009)	(59,258)

Net loss	$(7,491,815)	$(7,682,495)	$(2,514,571)	$(4,791,941)

Basic and diluted loss per common share	$(0.24)	$(0.28)	$(0.08)	$(0.17)

Weighted average common and common equivalent shares outstanding — basic and diluted	31,281,702	26,989,284	31,956,277	28,336,820

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(unaudited)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance — December 31, 2004	31,283,706	$312,837	$305,729,408	$(2,437,500)	$(256,455,475)	$47,149,270

Issuance of compensatory stock for services rendered	22,237	222	78,810	—	—	79,032
Issuance of stock — stock option exercises	465,408	4,654	762,210	—	—	766,864
Issuance of stock to employees	22,655	227	101,102	—	—	101,329
Issuance of stock — interest on convertible debenture	9,832	98	44,778	—	—	44,876
Issuance of stock — warrant exercise, net of placement commissions	514,574	5,146	798,518	—	—	803,664
Issuance of stock - 401(k) employer match	39,951	400	193,362	—	—	193,762
Amortization of deferred compensation	—	—	—	487,500	—	487,500
Acquisition costs paid with stock	—	—	144,000	—	—	144,000
Proceeds from issuance of stock to consultant	200,000	2,000	778,000	—	—	780,000
Net loss	—	—	—	—	(7,491,815)	(7,491,815)

Balance — September 30, 2005	32,558,363	$325,584	$308,630,188	$(1,950,000)	$(263,947,290)	$43,058,482

The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated statement of shareholders’ equity.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,491,815)	$(7,682,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,900,134	1,604,614
Interest paid in stock	44,876	342,735
Amortization of discount and beneficial conversion feature on convertible debenture	106,331	2,096,081
Amortization of deferred financing costs	8,163	165,599
Equity in earnings of unconsolidated investees, net of return of invested capital	(141,541)	(259,044)
Compensation expense on employee stock issuances	101,329	35,000
Amortization of deferred compensation costs	487,500	162,500
Provision for bad debts	27,517	184,408
Issuance of compensatory stock for services rendered	79,032	223,940
Minority interest in earnings of subsidiary, net of distributions to minority owners	20,968	18,236
Amortization of CBS advertising	—	38,807
Amortization of put/call option	—	(719,250)
Changes in assets and liabilities:
Receivables	(533,430)	567,056
Inventories	(4,735,505)	(2,052,309)
Prepaid expenses	115,656	(119,592)
Other receivables	(163,256)	(427,479)
Other current assets	(15,905)	(142,558)
Restricted cash	—	450,000
Other assets	(43,534)	(18,639)
Accounts payable	(339,269)	(244,553)
Accrued expenses and other	894,927	(1,433,111)
Deferred revenue	4,959,654	(287,967)
Other deferred liability	14,859	(80,248)

Net cash used in operating activities	(4,703,309)	(7,578,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Studio Systems, net of cash acquired	—	(3,578,426)
Acquisition escrow	—	(920,000)
Acquisition of intangible assets	—	(100,000)
Capital expenditures	(894,465)	(937,650)

Net cash used in investing activities	(894,465)	(5,536,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of shareholder/officer loan	—	(400,000)
Net repayments to factor	—	(196,057)
Proceeds received from exercise of stock options	766,864	67,453
Proceeds received from exercise of warrants, net	803,664	35,500
Net proceeds from issuance of common stock in private placement	—	15,057,500
Proceeds from issuance of stock to consultant	780,000	670,000
Payments under capital lease obligations	(148,079)	(191,382)

Net cash provided by financing activities	2,202,449	15,043,014

Net (decrease) increase in cash and cash equivalents	(3,395,325)	1,928,669

CASH AND CASH EQUIVALENTS, beginning of period	6,330,394	1,867,999

CASH AND CASH EQUIVALENTS, end of period	$2,935,069	$3,796,668

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:	$32,768	$39,538

Interest paid
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1)	BASIS OF PRESENTATION AND CONSOLIDATION:
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s financial position and results of operations. The results of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2005. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended, as filed with the Securities and Exchange Commission.
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
     As permitted under Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123” (“SFAS No. 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), Hollywood Media has chosen to account for its Stock Plans under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Under APB No. 25, because the exercise price of Hollywood Media’s employee stock options typically equals the market price of the underlying stock on the date prior to the date of grant, no compensation expense is typically recorded upon grant. SFAS No. 148 requires disclosure of the estimated fair value of employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values.
     Had compensation cost for all stock options granted pursuant to Hollywood Media’s plans been determined consistent with SFAS No. 123, as amended by SFAS No. 148, Hollywood Media’s net loss and net loss per share would have increased to the following pro forma amounts:

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Reported net loss	$(7,491,815)	$(7,682,495)	$(2,514,571)	$(4,791,941)

Stock-based employee compensation expense under fair value method	(963,521)	(1,180,639)	(378,315)	(270,226)

Pro forma net loss	$(8,455,366)	$(8,863,134)	$(2,892,886)	$(5,062,167)

Reported net loss per share	$(0.24)	$(0.28)	$(0.08)	$(0.17)

Pro forma net loss per share	$(0.27)	$(0.33)	$(0.09)	$(0.18)

Weighted average common and common equivalent shares outstanding — basic and diluted	31,281,702	26,989,284	31,956,277	28,336,820

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
     Non-vested shares are not included in the basic calculation until vesting occurs. There were 600,000 unvested restricted shares as of September 30, 2005 and as of September 30, 2004 there were 800,000 unvested restricted shares. Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 4,223,076 and 6,226,497 at September 30, 2005 and 2004, respectively, were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2005 and 2004, respectively, because their impact was anti-dilutive.
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
     Receivables
     Receivables consist of amounts due from customers who have advertised on Hollywood Media’s websites, have purchased content from Hollywood Media’s syndication businesses, have purchased live theater tickets and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $361,000 and $394,183 at September 30, 2005 and December 31, 2004, respectively.
     Inventories
     Inventories consist primarily of Broadway tickets or other live theater tickets sold to groups, individuals and travel agencies, as well as theater tickets inventory and are carried at cost using the specific identification method. Ticket inventory does not include movie tickets. Balances of inventories as of September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
Inventory held for sale	$2,298,218	$1,006,491
Deferred ticket costs	10,904,692	7,460,914

Total	$13,202,910	$8,467,405

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
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB No. 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair values of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact, if any, that SFAS No. 153 will have on the results of operations, financial position or cash flows.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected January 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
     In October 2005, the FASB issued Staff Position (“FSP”) No. FAS 13-1 that addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases, that are incurred during a construction period, shall be recognized as rental expense and included in income from continuing operations. The guidance in this FSP will be effective January 1, 2006. The Company does not expect that the adoption of FSP No. FAS 13-1 will have a material effect on the Company’s financial position, results of operations or cash flows.
     At a June 2005 meeting, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. The consensus was applied prospectively to leasehold improvements acquired subsequent to the EITF ratification date of June 29, 2005. The Company’s adoption of Issue No. 05-6 did not have a material effect on the Company’s financial position, results of operations or cash flows.
     At a September 2005 meeting, the EITF reached a consensus on Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.” A company issues convertible debt with an embedded conversion option that is not separated from the host contract and accounted for as a derivative instrument pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Also, the conversion option does not give rise to a beneficial conversion feature under EITF Issues No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” or No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Subsequently, the company changes the terms of the conversion option and assesses whether the modification results in an extinguishment of the debt pursuant to the guidance in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The issues are whether a modification to a conversion option that changes its fair value, affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature associated with a debt modification (not a debt extinguishment) if the modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt).

     In September of 2005, the EITF reached a consensus on Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” When a company issues convertible debt with a beneficial conversion feature, the debt is bifurcated into a liability component and an equity component in accordance with EITF Issues No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The equity component is measured at the intrinsic value of the beneficial conversion feature on the commitment date. For income tax purposes, all of the proceeds are recorded as a liability and nothing is recorded in shareholders’ equity. The issues are whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.”
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
  Studio Systems, Inc. (“SSI”)
  On July 1, 2004, Hollywood Media consummated our acquisition by merger of 100% of the outstanding common stock of Studio Systems, Inc. (“SSI”), one of the leading entertainment industry database and information service providers. As a result of the acquisition, SSI became a subsidiary of Hollywood Media and its business was integrated with our Baseline/FilmTracker subsidiary now known as Baseline/StudioSystems. The aggregate purchase consideration was $4,984,359, including $157,225 of acquisition costs, of which $920,000 was held in an escrow account pending the final working capital adjustment. During the fourth quarter of 2004, $170,000 in Accounts Receivable escrow was released including $33,267 in monies which were returned to Hollywood Media Corp. for uncollected guaranteed receivables. During the quarter ended June 30, 2005, with Hollywood Media’s consent, the escrow agent released $370,025 to the seller. In addition, Hollywood Media has consented to further release $75,510. The remaining $304,465 will remain in escrow pending final resolution of certain indemnification claims by Hollywood Media against the seller. The $304,465 balance (equaling the original $920,000 held in escrow less $540,025 subsequently released from escrow and $75,510 to be released) was not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency had not been resolved beyond a reasonable doubt. As part of the consideration paid to the former owners of SSI, Hollywood Media issued 73,249 shares of its common stock valued at $250,000, and agreed to make 12 monthly payments of $42,500 each through June of 2005. As of September 30, 2005, there were no payments remaining under this obligation. Hollywood Media funded the closing and subsequent payments with cash on hand. A reconciliation of the purchase price is provided below.

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

     The excess of the purchase consideration over the fair value of net assets acquired has been classified as goodwill in the accompanying condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004. Hollywood Media completed the purchase price allocation in the second quarter of 2005. Any remaining goodwill will be deductible for tax purposes over 15 years.
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
     The results of operations of SSI have been included in Hollywood Media’s results of operations since the date of acquisition (July 1, 2004). The following are Hollywood Media’s pro forma results for each applicable period assuming that the acquisition had occurred on the first day of each period presented:

Nine months ended
September 30, 2004
Pro forma net revenues	$50,627,984

Pro forma net loss	$(7,394,790)

Pro forma net loss per share	$(0.27)

Pro forma weighted average common and common equivalent shares	27,037,938
  (4) DEBT:
     CEO Commitments
     Pursuant to an agreement dated March 28, 2005, in the event that Hollywood Media requires additional funding, Hollywood Media’s Chairman of the Board and Chief Executive Officer and Hollywood Media’s Vice Chairman and President committed to provide Hollywood Media with an amount not to exceed $5.0 million, in the aggregate, through January 1, 2006, if needed to enable Hollywood Media to meet its operating, liquidity and/or working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generates cash from debt or equity financings, operational cash flow, proceeds from a sale of a division or subsidiary of Hollywood Media, Hollywood Media’s share of debt, equity or similar transactions by its equity investees or cash distributions received from MovieTickets.com. Advances will bear interest at the prime rate plus one percent. As of September 30, 2005, no amount had been drawn under this commitment, and the amount of the commitment has been reduced by $2,649,472, representing aggregate cash proceeds of $2,350,528 from stock options, warrant exercises and proceeds from a stock purchase by a consultant during the nine months ended September 30, 2005, in accordance with the terms of the commitment. On August 5, 2005, the commitment was amended to extend the period for which the credit line would be available from January 1, 2006 through January 1, 2007.
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
     May 2002 Convertible Debentures
     On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the “Debentures”) to a group of investors, upon payment of an aggregate $5.7 million cash investment from such investors. The Debentures bore interest at 6% per annum, payable quarterly in cash or common stock. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the

Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures were convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, but the sole $1.0 million Debenture currently outstanding was amended and is now convertible through and matures on May 22, 2006, following the conversion of $4.7 million principal amount of Debentures described below. The original conversion price of $3.46 per share was adjusted and amended as described below. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible Debentures if the Debentures are still outstanding at maturity, subject to certain conditions. The investors also received fully vested detachable warrants (the “Warrants”) to acquire at any time through May 22, 2007, an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. On May 22, 2003, an investor holding at least seventy-five percent of such investor’s shares of common stock issued or issuable to such investor under the Debentures, had the exercise price of the warrants held by such investor decreased to $3.46 per share, which equals the pre-adjustment conversion price of the Debentures. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As a result of Hollywood Media’s private placement in February 2004, the original conversion price of the Debentures of $3.46 per share was reduced to $3.30 per share, and the exercise price of the warrants was reduced to $3.34 per share, after giving effect to a weighted average anti-dilution provision per the agreements. As a result of the reduction of the conversion price on February 13, 2004, additional beneficial conversion of $294,360 was recorded. As of September 30, 2005 and December 31, 2004, no warrants issued under these Debenture Agreements have been exercised.
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
     As of September 30, 2005 and December 31, 2004, $94,517 and $200,848, respectively, of unamortized discount on the Debentures was reducing the face amount of Debentures, and is being amortized to interest expense over the remaining term of the outstanding Debentures.
     A total of $389,095 in deferred finance costs were incurred for the Debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the Warrants issued to the Debenture holders). During the nine months ended September 30, 2005 and 2004, $8,163 and $165,599 respectively, were recognized as interest expense from the amortization of the debt issuance costs. During the three months ended September 30, 2005 and 2004, $2,721 and $100,749 respectively, were recognized as interest expense from the amortization of the debt issuance costs.

     Interest expense of $106,331 and $2,096,081 was recorded for the nine months ended September 30, 2005 and 2004, respectively, consisting of stated interest, discount amortization of the beneficial conversion feature for the reduction in conversion prices on the Debentures, and the original discounts. Interest expense of $35,443 and $1,546,404 was recorded for the three months ended September 30, 2005 and 2004, respectively, consisting of stated interest, discount amortization of the beneficial conversion feature for the reduction in conversion prices on the Debentures, and the original discounts.
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
     Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. Hollywood Media established October 1 of each year as its annual impairment test date. As of September 30, 2005, Hollywood Media was not aware of any events or changes in circumstances that would require it to re-evaluate goodwill for impairment prior to the Company’s annual testing date of October 1, 2005.

     On June 18, 2004, Hollywood Media acquired the assets of Front Row Marketing (“FRM”), a provider of opt-in emails of movie showtimes services for certain movie theater exhibitors in the United States. In exchange for the assets of FRM, which consisted primarily of customer contracts and Internet URLs, Hollywood Media issued 91,463 shares in Hollywood Media common stock, valued at $300,000. Front Row Marketing was integrated into Hollywood Media’s ExhibitorAds business unit which is part of our Data Business division. The list of customer contracts and URLs are classified as intangible assets and are being amortized over 3 years. Amortization expense for the nine and three months ended September 30, 2005 was $101,667 and $54,214, respectively.
     On December 10, 2004, Hollywood Media acquired the assets of Group Tickets Inc., a provider of Broadway theater tickets to groups and tour operators. The aggregate purchase consideration was $118,421 for the assets, which consisted primarily of a customer list of groups and tour operators and receivables. The customer list is recorded as an intangible asset valued at $108,826 and is being amortized over 5 years. Amortization expense of $16,324 and $5,441 was recorded for the nine and three months ended September 30, 2005, respectively.
(7)	COMMON STOCK:
     On January 3, 2005, Hollywood Media issued 20,000 shares of common stock valued at $93,960, as compensation to a consulting firm for services rendered and to be rendered, of which $69,032 relates to services provided during the nine months ended September 30, 2005, with the balance of services to be provided during the remainder of 2005.
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

     On May 23, 2005, Hollywood Media issued 2,237 shares of common stock valued at $10,000 for consulting service, of which $5,870 and $10,000 related to services provided in the three and nine months ended September 30, 2005.
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
     On June 9, 2005, Hollywood Media issued 350,000 shares of common stock for $455,000, pursuant to the exercise of a stock option with an exercise price of $1.30 per share.
     On June 13, 2005, Hollywood Media issued 200,000 shares of common stock valued, using a Black Scholes model, at $144,000 to an independent third party, pursuant to a consulting agreement for services to be rendered in connection with a proposed acquisition. This amount was recorded as prepaid acquisition costs and is included in other assets on the accompanying condensed consolidated balance sheet at September 30, 2005.
     On July 7, 2005, Hollywood Media issued 18,540 shares of common stock valued at $81,577 as an additional compensation to an employee pursuant to an employment agreement.
     On July 13, 2005, Hollywood Media issued 3,481 shares of common stock valued at $14,959 in payment of interest on the Debentures for the period April 1, 2005 through June 30, 2005.
     On July 27, 2005, Hollywood Media issued 1,500 shares of common stock for $1,845, pursuant to the exercise of a stock option with an exercise price of $1.23 per share.
     In August 2004, pursuant to the extensions and amendments to employment agreements for each of Hollywood Media’s Chairman of the Board and Chief Executive Officer, Mr. Mitchell Rubenstein, and Hollywood Media’s Vice Chairman and President, Ms. Laurie S. Silvers, Hollywood Media issued 400,000 shares, or a total of 800,000 shares, of restricted common stock valued at $2,600,000. Compensation is recognized quarterly as shares vest over a 4-year period beginning in October 2004. During the three months and nine months ended September 30, 2005, Hollywood Media amortized $162,500 and $487,500, respectively, in compensation expenses on these shares, with $1,950,000 of unamortized deferred compensation remaining at September 30, 2005.
(8)	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES:

Investments in and advances to unconsolidated investees consist of the following:

	September 30,	December 31,
	2005	2004
NetCo Partners (a)	$582,025	$440,484
MovieTickets.com (b)	(4,975)	(4,975)

	$577,050	$435,509

     (a) Netco Partners
     Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy’s NetForce. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners’ income or loss as Equity in Earnings of Investees. The revenues, gross profit and net income of NetCo Partners for the nine and three months ended September 30, 2005 and 2004 are presented below:

	Nine Months Ended September 30,		Three Months Ended September 30,
	(unaudited)		(unaudited)
	2005	2004	2005	2004
Revenues	$1,427,583	$1,437,631	$7,078	$—
Gross Profit	1,222,595	1,230,574	5,539	—
Net Income (loss)	1,063,814	1,115,426	4,974	(60,746)

Hollywood Media’s share share of net income (loss)	$531,907	$557,713	$2,487	$(30,373)
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
     As of September 30, 2005 and December 31, 2004, NetCo Partners had $1,216,055 and $1,072,743 of accounts receivable, respectively, and there was $2,200 of deferred revenue not yet recognized as revenue as of September 30, 2005, compared to $194,965 at December 31, 2004. There we no cash advances as of September 30, 2005 and December 31, 2004. These accounts receivable and deferred revenue balances are not included in Hollywood Media’s consolidated balance sheets.
     Through September 30, 2005, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $10.2 million, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.
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
     Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. at September 30, 2005. This investment is recorded under the equity method of accounting, recognizing 26.2% of MovieTickets.com income or loss as Equity in Earnings of Investees. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded no income or losses for the nine and three months ended September 30, 2005, and 2004, in its investment in MovieTickets.com.
     Hollywood Media performs collections, billing, payroll and other related activities for MovieTickets.com. Net revenues (less commissions) are paid (or distributed) to

MovieTickets.com upon receipt by Hollywood Media for ads sold by Hollywood Media’s Internet Ad Sales Division.
(9)	SEGMENT REPORTING:
     Hollywood Media’s reportable segments are Broadway Ticketing, Data Business, Internet Ad Sales, Intellectual Properties, Cable TV and Other.
     The Broadway Ticketing segment sells tickets via Broadway.com, 1-800-BROADWAY and Theatre Direct to live theater events for Broadway, Off-Broadway and London, and hotel and restaurant packages, to consumers, domestic and international travel professionals including travel agencies and tour operators, and educational institutions.
     The Data Business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), ExhibitorAds (which creates exhibitor paid directory ads for insertion in newspapers around the country and provides other exhibitor marketing services), and Baseline/StudioSystems (license fees and pay-per-use subscription database geared toward movie studios, movie and TV production companies and professionals in the feature film and television industry and web portals).
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
     The following table illustrates the financial information regarding Hollywood Media’s reportable segments:

	Nine months ended September 30,		Three months ended September 30,
	(unaudited)		(unaudited)
	2005	2004	2005	2004
Net Revenues:
Broadway Ticketing	$60,991,376	$39,604,332	$18,996,692	$11,654,166
Data Business	7,899,454	5,669,060	2,778,921	2,379,532
Internet Ad Sales	2,724,307	2,046,835	873,510	514,859
Intellectual Properties	1,161,151	1,951,630	317,170	554,270
Cable TV	—	—	—	—
Other	—	—	—	—

	$72,776,288	$49,271,857	$22,966,293	$15,102,827

Operating Income (Loss):
Broadway Ticketing	$1,823,962	$1,054,541	$470,537	$112,487
Data Business	1,644,588	835,648	659,754	257,609
Internet Ad Sales	(1,622,862)	(1,834,439)	(502,170)	(755,606)
Intellectual Properties	301,377	586,094	391	116,023
Cable TV	(554,768)	(665,819)	(175,684)	(228,205)
Other	(9,399,781)	(6,159,374)	(2,926,102)	(2,500,837)

	$(7,807,484)	$(6,183,349)	$(2,473,274)	$(2,998,529)

Capital Expenditures:
Broadway Ticketing	$50,032	$97,782	$8,203	$34,750
Data Business	199,438	140,643	59,988	78,989
Internet Ad Sales	130,317	402,655	79,557	170,527
Intellectual Properties	—	—	—	—
Cable TV	1,123	11,156	1,123	(1,879)
Other	513,555	285,414	185,107	68,273

	$894,465	$937,650	$333,978	$350,660

Depreciation and Amortization Expense:
Broadway Ticketing	$217,949	$167,243	$74,561	$76,340
Data Business	903,813	543,494	294,138	196,375
Internet Ad Sales	406,300	498,765	111,573	153,237
Intellectual Properties	1,755	1,755	585	585
Cable TV	117,302	167,637	8,305	56,235
Other	253,015	225,720	83,523	79,491

	$1,900,134	$1,604,614	$572,685	$562,263

	September 30,	December 31,
	2005	2004
	(unaudited)
Segment Assets:
Broadway Ticketing	$20,608,469	$18,882,386
Data Business	22,963,834	22,793,500
Internet Ad Sales	22,394,248	23,479,910
Intellectual Properties	846,471	720,371
Cable TV	40,260	149,246
Other	4,054,597	3,786,186

	$70,907,879	$69,811,599

(10)	CERTAIN COMMITMENTS AND CONTINGENCIES:
     Self Insured Group Medical -
     Hollywood Media has recorded a current liability of $213,596 and $179,742 related to accruals for self-insurance at September 30, 2005 and December 31, 2004, respectively, in connection with the Company’s decision, effective June 1, 2004, to self-insure its exposures under the Company’s group medical plan. The liability was recorded for the maximum amount of potential liability under the Company’s stop loss coverage with an insurer due to the lack of historical claims experience data available.
Litigation -
          In November 2002 there was an arbitration action commenced by a third party against Hollywood Media regarding a contract dispute involving claims against Tribune Company and the hollywood.com, Inc. subsidiary of Hollywood Media, which dispute was settled in October 2003. Under the settlement, Hollywood Media made a $200,000 payment in October 2003, and agreed to purchase certain advertising to advertise Hollywood Media’s exhibition-related businesses in a trade publication at a cost of $14,167 per month, at prevailing rates, over a six-month period which commenced in December 2003. As of December 31, 2004, all payments were made and as of September 30, 2005 and December 31, 2004 there was $39,400 and $55,375, respectively, of prepaid advertising remaining under this agreement.
          In a separate matter, a lawsuit pertaining to an advertising insertion order was filed against Hollywood Media in May 2003, seeking damages of $161,000 plus interest and costs. Hollywood Media and the plaintiff in this matter entered into an agreement in January 2005 to settle this litigation whereby Hollywood Media purchased $119,000 in advertising on plaintiff’s various websites to promote at market rates Hollywood Media’s various web properties over the period of January 18, 2005 through September 17, 2005, payable over 8 months. As of September 30, 2005, there is no advertising remaining under the agreement.
          As previously reported, the following lawsuit, which was pending as of June 30, 2004, was settled in November 2004: Water Garden Company LLC, as Plaintiff, v. Hollywood Media Corp., a Florida corporation; hollywood.com, Inc., a California corporation (and subsidiary of Hollywood Media Corp.); and The Tribune Company (as successor in interest to the Times Mirror Company), as Defendants; filed July 16, 2001 in the Superior Court of the State of California for the County of Los Angeles. Hollywood Media recorded a provision of $805,805 and $330,805, respectively, in respect of this matter for the nine and three months ended

September 30, 2004. There was a final settlement of this litigation in November 2004 and payment was made to the plaintiff as agreed, and as a result all claims against hollywood.com, Inc. have been satisfied and there are no remaining obligations of Hollywood Media or hollywood.com, Inc. in this matter. In this case, Water Garden Company LLC filed suit claiming damages for breach of a lease for office space entered into by hollywood.com, Inc., as lessee at a time when hollywood.com, Inc. was owned by Tribune.
     In a separate matter, a lawsuit pertaining to a sales and serving agreement was filed against Hollywood Media in August 2005 seeking damages of $224,000 plus interest and costs. Hollywood Media does not believe any monies are owed and intends to defend this case vigorously. This proceeding is in its early stages.
     Hollywood Media is from time to time a party to various legal proceedings including matters arising in the ordinary course of business.
(11)	SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the Nine Months Ended September 30, 2005:
•	22,655 shares of Hollywood Media common stock valued at $101,329 were issued to employees for services rendered.

•	20,000 shares of Hollywood Media common stock, valued at $93,960, were issued for services rendered by a consulting firm, of which $69,032 relates to services provided in the nine months ended September 30, 2005, and the balance to services to be provided during the remainder of 2005.

•	9,832 shares of Hollywood Media common stock, valued at $44,876, were issued for interest due on the outstanding Debentures.

•	39,951 shares of Hollywood Media common stock, valued at $193,762, were issued as payment of Hollywood Media’s 401(k) employee match for calendar year 2004.

•	2,237 shares of Hollywood Media common stock valued at $10,000 were issued for consulting services, of which $5,870 and $10,000 relates to services provided in the three and nine months ended September 30, 2005.

•	219,803 shares of Hollywood Media common stock valued at $323,267, were issued pursuant to a cashless exercise of a warrant with an exercise price of $1.70 per share. The warrant was issued pursuant to an agreement which terminated in April of 2003. The warrants were valued using the Black-Scholes valuation model and were expensed in 2002 and 2003.

•	200,000 shares of Hollywood Media common stock valued, using a Black-Scholes model, at $144,000 were issued to an independent third party, pursuant to a consulting agreement for services to be rendered in connection with a proposed acquisition. This agreement was recorded as prepaid acquisition costs.

During The Nine Months Ended September 30, 2004:
•	12,500 shares of Hollywood Media common stock were issued, valued at $35,500 for an exercise of a warrant by an investor in the February 13, 2004 private placement.

•	50,000 shares of Hollywood Media common stock were issued to an independent third party, pursuant to a consulting agreement providing an option to purchase the shares for $120,000, were issued for services rendered in the 1st quarter of 2004. In connection with this option $70,500 was recorded to expense as stock based compensation.

•	2,208 shares of Hollywood Media common stock were issued pursuant to an exercise of a warrant by an investor, which had been previously valued under the Black-Scholes method and charged to consulting expense in previous periods.

•	35,211 shares of common stock were issued to an independent third party for services rendered in conjunction with the handling of the private placement consummated in the 1st quarter of 2004 valued at $69,717.

•	91,463 shares of Hollywood Media common stock were issued, valued at $323,779, for the assets of Front Row Marketing.

•	52,627 shares of Hollywood Media common stock, valued at $139,987 were issued as payment of Hollywood Media’s 401(k) employee match for calendar year 2003.

•	152,661 shares of Hollywood Media common stock, valued at $342,735 were issued for interest due to the holders of the Debentures.

•	An adjustment of the beneficial conversion feature of the Debentures in the amount of $707,070 was made pursuant to certain customary anti-dilution provisions.

•	73,249 shares of Hollywood Media common stock, valued at $250,000 were issued for the acquisition of Studio Systems, Inc., pursuant to a definitive purchase agreement. As a result of the acquisition, Studio Systems, Inc. became a subsidiary of Hollywood Media and its business will be integrated with Hollywood Media’s Baseline/FilmTracker subsidiary now known as Baseline/StudioSystems. The aggregate purchase price was approximately $5,014,027 of which $920,000 was held in an escrow. As of September 30, 2005, there was $304,465 remaining in this account pending final resolution. The $920,000 is not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. The consideration was applied to the purchase of all common stock and common stock equivalents. In addition, Hollywood Media agreed to make 12 monthly payments of $42,500 each. As of September 30, 2005, there were no payments due under this obligation. Hollywood Media funded the closing payments with cash on hand. In addition, Hollywood Media paid $150,000 to satisfy certain employment agreements for former SSI senior management.

•	68,104 shares of Hollywood Media common stock valued at $224,743, were issued in connection with utilization of a third parties services to obtain certain intangible assets for the Broadway Ticketing division.

•	200,000 shares of Hollywood Media common stock to an independent third party, pursuant to a consulting agreement providing an option to purchase the shares for $500,000, for services rendered in connection with a proposed acquisition. This agreement included $158,000 of stock based compensation, which was recorded to prepaid acquisition costs.

•	During the third quarter of 2004, $4.7 million principal amount of the Debentures was converted into shares of Hollywood Media’s common stock at a conversion price of $3.05 per share. Prior to such conversions, the prevailing conversion price of the converted Debentures was reduced from $3.30 per share to $3.05 per share pursuant to Hollywood Media’s negotiations and agreements with the converting investors for the purpose of facilitating such conversions. In connection with these conversions Hollywood Media issued 1,540,985 shares of common stock valued at $4,700,000. In addition, Hollywood Media issued 71,969 shares of common stock valued at $108,522.
(12)	RECLASSIFICATION:
     In the first quarter of 2005, Hollywood Media began classifying costs associated with the production and maintenance of the Broadway.com content as editorial, production, development and technology expenses in the condensed consolidated statement of operations. These costs for the nine months ended September 30, 2005 and 2004 were $473,232 and $362,722, respectively, and $165,819 and $123,051 for the three months ended September 30, 2005 and 2004, respectively. The Company has not reclassified these costs from selling, general and administrative expenses for the period ended September 30, 2004.
     Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation, including the new line item for “Payroll and benefits” in the Statements of Operations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
     Certain statements in this Item 2, or elsewhere in this Form 10-Q, or that are otherwise made by us, or on our behalf, about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:

•	our continuing operating losses,

•	negative cash flows from operations and accumulated deficit,

•	the need to manage our growth and integrate new businesses into Hollywood Media,

•	our ability to develop and maintain strategic relationships,

•	our ability to compete with other media, data and Internet companies and other competitors,

•	our ability to maintain and obtain sufficient capital to finance our growth and operations,

•	Hollywood Media’s ability to realize anticipated revenues and cost efficiencies,

•	technology risks and risks of doing business over the Internet,

•	government regulation,

•	our ability to achieve and maintain effective internal controls,

•	dependence on our founders, and our ability to recruit and retain key personnel, and

•	the volatility of our stock price.
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
Overview
     Hollywood Media is a provider of information, data and other content, and ticketing to consumers and businesses covering the entertainment, Internet and media industries. We own and operate a number of business units focused on the entertainment and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway ticket sales, data syndication, subscription fees, content licensing fees, advertising, and book development license fees and royalties.
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
     CinemaSource. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for approximately 41,000 movie screens in the United States, Canada and the United Kingdom. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to more than 275 newspapers, wireless companies, Internet sites, and includes newspapers such as The New York Times, wireless companies including Sprint PCS, AT&T Wireless, Cingular Wireless, Verizon and Vindigo, Internet companies including AOL’s Moviefone, AOL Cityguide, CitySearch, MSN, Google, Yahoo! and Lycos, and other media outlets. CinemaSource also syndicates entertainment news, movie reviews, and celebrity biographies. CinemaSource’s data is displayed by its customers in local newspapers, on websites and through cell phone services, to provide moviegoers with information for finding and choosing movies, theaters and showtimes. CinemaSource collects a majority of these movie listings through electronic mediums such as real-time direct connections to many exhibitor point-of-sale systems, email and FTP files, and collects additional listings through traditional mediums such as faxes and phone calls. Through annual and multi-year contracts, CinemaSource generates recurring revenue from licensing fees paid by its customers.
     EventSource. We launched the EventSource business in 1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts and live music, sporting events, festivals, fairs and shows, touring companies, community playhouses and dinner theaters throughout North America and in London’s West End. The EventSource database contains detailed information for over 10,000 venues, and the EventSource services are monitored by individual city editors specializing in their respective markets. Hollywood Media believes that EventSource is the largest (based on market share), and the only national, compiler and syndicator of detailed information on community and cultural events in North America. EventSource’s information is a content source for AOL Cityguide, Yahoo!, CitySearch, Evite, The New York Times, Vindigo and VoltDelta. Through annual and multi-year contracts, EventSource generates recurring revenues from licensing fees.
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

     Baseline StudioSystems. Baseline is a comprehensive entertainment database, research service, and application service provider offering information to movie studios, production companies, movie and TV distributors, entertainment agents, managers, producers, screenwriters, news organizations, and financial analysts covering the entertainment industry, as well as a major web portal. Baseline’s film and television database contains over 14,000 celebrity biographies, credits for over 130,000 released feature films, television series, miniseries, TV movies and specials dating back nearly 100 years, over 15,000 film and television projects in every stage of development and production, over 1,900 movie reviews, box office grosses dating back nearly 20 years, revenue and cost estimates for over 5,000 released feature films, over 18,000 company rosters and representation/contact information for over 50,000 entertainment professionals. Baseline provides applications that allow entertainment professionals to streamline workflow, increase efficiency, and expand market awareness. Baseline offers its data and application modules on an annual subscription basis, syndicates data to a number of leading information aggregators and publications, and also provides data on a pay per use basis. Baseline’s customers include the major movie studios, numerous production companies, law firms, investment banks, news agencies, advertising agencies, consulting firms and other professionals in the entertainment industry, as well as a major web portal. Our previously existing Baseline service was integrated with FilmTracker, a business we acquired in the first quarter of 2002, resulting in a combined service that incorporates Baseline’s data into FilmTracker’s content management system and interface. Pursuant to such acquisition, the seller of Filmtracker, Fountainhead Media Services (“Fountainhead”), acquired 20% of the capital stock of our subsidiary that owns Baseline, in return for combining FilmTracker with Baseline, and Fountainhead’s $2 million promissory note payable to Hollywood Media. In the first quarter of 2004, we exchanged the $2 million promissory note for the 20% equity interest owned by Fountainhead, and now we own 100% of our subsidiary that owns the combined Baseline/Filmtracker service.
     In July 2004, Baseline’s business and assets were substantially increased as a result of the closing of the acquisition by Hollywood Media of Studio Systems, Inc., one of our leading competitors in the entertainment industry database and information services provider business. As a result of the acquisition, Studio Systems, Inc. became a subsidiary of Hollywood Media Corp. and its business was integrated with Hollywood Media’s Baseline/FilmTracker subsidiary. The combined business is now known as Baseline StudioSystems.
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
Internet Divisions
     Hollywood.com. Hollywood.com is a premier online entertainment destination and movie industry information and services website. Hollywood.com generates revenue by selling advertising on its website. Hollywood.com features in-depth movie information, including movie descriptions and reviews, movie showtimes listings, entertainment news, feature articles about film and television celebrities, local event coverage and an extensive multimedia library containing celebrity interviews, premier coverage, film related events, celebrity parties and behind the scenes footage. On October 17, 2005, we launched a completely redesigned version of Hollywood.com. This top to bottom redesign expanded Hollywood.com’s entertainment database, implemented a new intelligent search function and added new original editorial content and formats, including audio podcasts and blogging. Some of the advertisers who have advertised on Hollywood.com include Walt Disney Studios, New Line Cinema, Paramount Studios, Sony Studios, Microsoft, Pepsi, General Motors, AMEX, HBO, A&E, US Army, Chase, Honda, Mazda, Fox, Warner Bros., Verizon and Circuit City. As a result of its relationship with Hollywood Media’s Data Business (CinemaSource and Baseline/StudioSystems), Hollywood.com has access to a constantly updated database of information related to movies and entertainment.
     Hollywood.com has further established its presence in the wireless area. Through agreements with wireless carriers (Cingular, Sprint, and Verizon), Hollywood.com provides a movie and entertainment destination on a variety of mobile phones.
     Broadway.com. We launched Broadway.com on May 1, 2000. Broadway.com features: the ability to purchase Broadway, off-Broadway and London’s West End theater tickets online; theater showtimes; the latest theater news; interviews with stage actors and playwrights; opening-night coverage; original theater reviews; and video excerpts from selected shows. Broadway.com also offers show synopses, cast and crew credits and biographies, digitized show previews, and an in-depth Tony Awards® area. Broadway.com generates revenue from the sale of both tickets and advertising, with its principal business purpose to date being to generate ticket sales.

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
     In addition to distribution on Cablevision Systems, Hollywood.com Television has obtained distribution of its network in many cities across the United States on various cable TV systems of Comcast Cable, Charter Communications, Cox Communications, Insight Communications, Mediacom and Bresnan, benefiting from a cable TV industry roll-out of “on-demand” technology. Hollywood.com Television has grown to approximately 13.5 million homes as of September 30, 2005 versus approximately 7.8 million homes as of September 30, 2004, and approximately 14.5 million homes as of November 9, 2005. The Cable TV Division has not generated any revenues during the nine and three months ended September 30, 2005 or the comparable periods in 2004. An ad sales initiative has commenced.
     Intellectual Properties Business
     Book Development and Book Licensing. Our intellectual properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, typically with best-selling authors. Tekno Books has worked with more than 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 100 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin’s Press (Holtzbrink of Germany), Warner Books (Time Warner), and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, New Line Cinema, CBS Television, DC Comics (Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 1,790 books that have been published. Another 3,550 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno’s books have been finalists for, or winners of, more than 100 awards, including The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance). Tekno Books’ current backlog and anticipated books for future publishing include more than 250 books under contract or in final negotiations, including more than 40 books by New York Times best-selling authors. The Chief Executive Partner of Tekno Books, Dr. Martin H. Greenberg, is the owner of the remaining 49% interest in Tekno Books.
     Intellectual Properties. The Intellectual Properties division also owns directly (separate from Tekno Books) the exclusive rights to certain intellectual properties that are complete stories and ideas for stories, created by best-selling authors and media celebrities. Some examples of our intellectual properties are Neil Gaiman’s Mr. Hero, Neil Gaiman’s Lady Justice, Anne McCaffrey’s Acorna the Unicorn Girl, Leonard Nimoy’s Primortals, and Mickey Spillane’s Mike Danger. We license rights to our intellectual properties for use by licensees in developing projects in various media forms. We generally obtain the exclusive rights to the intellectual properties and the right to use the creator’s name in the titles of the intellectual properties (e.g., Mickey Spillane’s Mike Danger and Leonard Nimoy’s Primortals).
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
     Hollywood Media launched the MovieTickets.com website in May 2000 with several major theater exhibitors. Hollywood Media owned 26.2% of the equity of MovieTickets.com as of September 30, 2005. See Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, and “Equity in Earnings of Investees” in this Item 2 below, for additional information about our equity interest in MovieTickets.com. MovieTickets.com entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a 5% interest (now 4.1% after dilution) in MovieTickets.com for $25 million of advertising and promotion over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in most participating exhibitors’ theaters. In March 2001, AOL purchased a non-interest bearing convertible preferred equity voting interest in MovieTickets.com for $8.5 million in cash, which was convertible into common stock of MovieTickets.com and was converted in April 2005. The Company evaluated the accounting ramifications of this conversion transaction in accordance with the applicable accounting literature and determined there was no impact on the Company’s Condensed Consolidated Financial Statements. As a result of this conversion, Hollywood Media’s ownership of the equity of MovieTickets.com changed from 26.4% to 26.2%. In connection with the 2001 transaction with AOL, MovieTickets.com’s ticket inventory was promoted throughout America Online’s interactive properties and ticket inventory of AOL’s Moviefone became available through MovieTickets.com. Through an agreement in August 2004 between MovieTickets.com and AOL’s Moviefone, MovieTickets.com acquired by assignment and assumed the ticketing agreements that Moviefone had with its movie theater exhibitors. The Moviefone exhibitor agreements assumed by MovieTickets.com include agreements with Clearview Cinemas and Landmark Theatres.
     Currently MovieTickets.com directly tickets for the following exhibitors: All Star Entertainment, AMC Theatres, Ashbrie Cinemas, Atlantic Theaters, Atlas Cinemas, Baederwood Movie Theatre Co., Brooklyn Academy of Music, Bryn Mawr Movie Theatre Co., Camera Cinemas, Celebrity Theatres, Channelside Cinemas, Cinema Centers, Cinema Four-Quad, Cinemagic Movies, Cinemall, Classic Cinemas, Clearview Cinemas, Consolidated Theatres, Cornelius Cinemas, Crown Theatres, Dickinson Theatres, Eastern Shores, Entertainment Retail (Hollywood Hits), Famous Players, Film Forum, Greater Huntington Theatres, Greenville Cinemas, Hallett Cinemas, Harkins Theatres, Hollywood Premier Cinemas, Hoyts Cinemas, Kew Gardens (Cobble Hill), Krikorian Premiere Theatres, Landmark Theatres, Malco Theatres, Mann Theatres, Marco Movies, Marcus Theatres, Marquee Cinemas, Metropolitan Theatres, Narberth Theatre, National Amusements, New York 1 & 2, Omniplex Theater Group, O’Neil Theatres, Pacific Theatres, Paris Theater, Pavilion Theatre, Phoenix Theatres, Rave Motion Pictures, Reading Cinemas USA (City Cinemas), Ritz Theatres, Riviera Cinemas, Rocky Mountain Cinemas, Roxy Theatres, Santikos Theaters, Sayville Theatre, Spotlight Theatres, UltraStar Cinemas, Watson Theatre, and Westates Theatres. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada, and represent approximately 50% of the top 50 and top 100 grossing theaters in North America. Additionally, MovieTickets.com launched in the United Kingdom in July of 2003.
     The following discussion and analysis should be read in conjunction with Hollywood Media’s Unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of Part I of this report.
Results of Operations
     The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) by reportable segment for the nine months ended September 30, 2005 (“Y3-05”) and 2004 (“Y3-04”), and the three months ended September 30, 2005 (“Q3-05”) and 2004 (“Q3-04”) respectively:

		Data
	Broadway	Business	Internet	Intellectual	Cable
	Ticketing	(a)	Ad Sales	Properties (b)	TV	Other	Total
Y3-05

Net Revenues	$60,991,376	$7,899,454	$2,724,307	$1,161,151	$—	$—	$72,776,288
Operating Expenses	59,167,414	6,254,866	4,347,169	859,774	554,768	9,399,781	80,583,772

Operating Income (loss)	$1,823,962	$1,644,588	$(1,622,862)	$301,377	$(554,768)	$(9,399,781)	$(7,807,484)

% of Net Revenues	84%	11%	4%	1%	—	—	100%

Y3-04

Net Revenues	$39,604,332	$5,669,060	$2,046,835	$1,951,630	$—	$—	$49,271,857
Operating Expenses	38,549,791	4,833,412	3,881,274	1,365,536	665,819	6,159,374	55,455,206

Operating Income (loss)	$1,054,541	$835,648	$(1,834,439)	$586,094	$(665,819)	$(6,159,374)	$(6,183,349)

% of Net Revenues	80%	12%	4%	4%	—	—	100%

		Data
	Broadway	Business	Internet	Intellectual	Cable
	Ticketing	(a)	Ad Sales	Properties (b)	TV	Other	Total
Q3-05

Net Revenues	$18,996,692	$2,778,921	$873,510	$317,170	$—	$—	$22,966,293
Operating Expenses	18,526,155	2,119,167	1,375,680	316,779	175,684	2,926,102	25,439,567

Operating Income (loss)	$470,537	$659,754	$(502,170)	$391	$(175,684)	$(2,926,102)	$(2,473,274)

% of Net Revenues	83%	12%	4%	1%	—	—	100%

Q3-04

Net Revenues	$11,654,166	$2,379,532	$514,859	$554,270	$—	$—	$15,102,827
Operating Expenses	11,541,679	2,121,923	1,270,465	438,247	228,205	2,500,837	18,101,356

Operating Income (loss)	$112,487	$257,609	$(755,606)	$116,023	$(228,205)	$(2,500,837)	$(2,998,529)

% of Net Revenues	77%	16%	3%	4%	—	—	100%

a. Results for Y3-05 and Q3-05 include operating results for Studio Systems, Inc. which was acquired on July 1, 2004.
b. Does not include Hollywood Media’s 50% interest in NetCo Partners, which is accounted for under the equity method of accounting, and included in “equity in earnings of investees” on the condensed consolidated statement of operations.
     Composition of our segments is as follows:

•	Broadway Ticketing - Includes our Broadway.com online ticketing operations and ticket sales through 1-800-BROADWAY as well as our TDI Ticketing business.

•	Data Business - Includes our CinemaSource, EventSource, ExhibitorAds and Baseline/StudioSystems operations.

•	Internet Ad Sales - Includes advertising sold on the websites Hollywood.com and Broadway.com, the AlwaysI subscription service which offers films to subscribers over the Internet and barter revenues derived from the collection and compilation of movie showtimes data and the hosting of websites for movie theaters in exchange for advertising services from the theaters.

•	Intellectual Properties - Includes our book development and book licensing operation through our 51% owned subsidiary Tekno Books. This segment does not include our 50% interest in NetCo Partners.

•	Cable TV – Includes two interactive cable television channels, “Hollywood.com Television” and “Broadway.com Television”.

•	Other — Includes corporate-wide expenses such as insurance, accounting, centralized information technology, and consulting fees relating to internal control assessment and development under the Sarbanes-Oxley Act of 2002.
NET REVENUES
     Total net revenues were $72,776,288 for Y3-05 as compared to $49,271,857 for Y3-04, an increase of $23,504,431 or 48%, and $22,966,293 for Q3-05 as compared to $15,102,827 for Q3-04, an increase of $7,863,466 or 52%. The increase in revenue from Y3-04 to Y3-05 was primarily due to the following: (i) a 54% revenue increase in Broadway Ticketing, which in turn was the result of a 89% increase in ticket sales on Broadway.com and 1-800-BROADWAY, (ii) a 39% revenue increase in Data Business, and (iii) a 33% revenue increase in Internet Ad Sales. These revenue increases were partially offset by a 41% revenue decrease in Intellectual Properties. The increase in Hollywood Media’s revenue from Q3-04 to Q3-05 was primarily due to the following: (i) a 63% revenue increase in Broadway Ticketing, (ii) a 70% revenue increase in Internet Ad Sales, and (iii) a 17% increase in Data Business. These revenue increases were partially offset by a 43% revenue decrease in Intellectual Properties. In Y3-05 net revenues were derived 84% from Broadway Ticketing, 11% from Data Business, 4% from Internet Ad Sales, and 1% from Intellectual Properties. In Y3-04, net revenues were derived 80% from Broadway Ticketing, 12% from Data Business, 4% from Internet Ad Sales and 4% from Intellectual Properties. In Q3-05 net revenues were derived 83% from Broadway Ticketing, 12% from Data Business, 4% from Internet Ad Sales and 1% from Intellectual Properties. In Q3-04 net revenues were derived 77% from Broadway Ticketing, 16% from Data Business, 3% from Internet Ad Sales and 4% from Intellectual Properties.
     Broadway Ticketing net revenues were $60,991,376 and $39,604,332 for Y3-05 and Y3-04, respectively, an increase of $21,387,044 or 54%, and $18,996,692 and $11,654,166 for Q3-05 and Q3-04, respectively, an increase of $7,342,526 or 63%. Broadway Ticketing revenues increased in Y3-05 as compared to Y3-04 due to an 89% increase in ticket sales to individuals primarily on Broadway.com. The increased revenue from Q3-05 compared to Q3-04 was attributable to an 87% increase in ticket sales to individuals. Management believes these revenue increases as compared to 2004 are due in part to increased sales generated by the revised ticket purchase systems launched on the Broadway.com website in November 2004, as well as growth in tourism in New York City. Broadway Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London based live theater performance and hotel packages through Broadway.com and the 1-800-Broadway telephone number to individuals, domestic and international travel professionals, business organizations, and schools. Broadway ticketing revenue is recognized on the date of performance of the show. Ticket sales collected in advance of the performance date are recorded as deferred revenues on the balance sheet and recognized as income upon performance date.
     Data Business net revenues (which includes our Source business [CinemaSource, EventSource and ExhibitorAds], and Baseline/Studio Systems) were $7,899,454 for Y3-05 as compared to $5,669,060 for Y3-04, an increase of $2,230,394 or 39%, and $2,778,921 for Q3-05 as compared to $2,379,532 for Q3-04, an increase of $399,389 or 17% The increase in Data Business revenues in Q3-05 over Q3-04 is primarily attributable to the continued expansion of our customer base and the licensing of additional data to existing customers. The increase in Data Business revenues in Y3-05 over Y3-04 is primarily attributable to the July 1, 2004 acquisition of Studio Systems, Inc. (“SSI”) and also attracting new customers in the other business units which comprise the Data Business as well as the licensing of additional data to existing customers. Revenue generated by SSI was 23% and 21%, Baseline was 27% and 28% and the Source Business was 50% and 51%, respectively, for the nine and three months ended September 30, 2005 for the Data Business segment.
     The Source Business increased $635,670 or 19% in Y3-05 over Y3-04, and $227,217 or 19% in Q3-05 as compared to Q3-04. The increase in Source Business revenue was primarily attributable to a 16% increase in CinemaSource revenue in Y3-05 over Y3-04, and a 23% increase in CinemaSource revenue in Q3-05 as compared to Q3-04. In addition, on July 1, 2004 we acquired Front Row Marketing (“FRM”) which contributed to increased Source Business revenue of 7% and 14% in Y3-05 and Q3-05, respectively.
     Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to media outlets and Internet companies including newspapers such as The New York Times, Internet companies including AOL’s Moviefone and AOL Cityguide, MSN, Yahoo! and Lycos, and wireless providers. Revenue for ExhibitorAds is generated by creating exhibitor paid directory ads for insertion in newspapers around the country. Baseline/StudioSystems is a film and television database, licensing its data to businesses and professionals in the entertainment industry, and generates revenue from the syndication of its data as well as subscription revenue.
     Internet Ad Sales net revenue was $2,724,307 for Y3-05 as compared to $2,046,835 for Y3-04, an increase of $677,472 or 33%, and $873,510 and $514,859 for Q3-05 and Q3-04 respectively, an increase of $358,651 or 70%. Internet Ad Sales revenue is generated from the sale of sponsorships and banner advertisements on Hollywood.com and Broadway.com. Hollywood Media also earns commissions on ad sales which Hollywood Media sells on MovieTickets.com. Internet Ad Sales revenues are reported net of agency commissions for Y3-05. Hollywood Media determined that these revenues should be recorded net of agency commissions, and corrected this error for the twelve months ended December 31, 2004 during the fourth quarter of 2004. The effect of this correction was a reduction in Internet Ad Sales revenues recognized, of $125,246 and $23,733 pertaining to the nine and three months ended

September 30, 2004, respectively. These adjustments were not considered material to the previously reported results.
     Net revenues from our Intellectual Properties division were $1,161,151 for Y3-05 as compared to $1,951,630 for Y3-04, a decrease of $790,479 or 41%, and $317,170 for Q3-05 as compared to $554,270 for Q3-04, a decrease of $237,100 or 43%. The decrease in revenues was attributable to the timing of the delivery of manuscripts as fewer manuscripts were delivered in Y3-05 as compared to Y3-04 and the sluggishness in the publishing industry. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter-to-quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income (loss) is included in “equity in earnings (losses) of investees” on our Condensed Consolidated Statement of Operations in this Form 10-Q report.
EQUITY IN EARNINGS (LOSSES) OF INVESTEES
     Equity in earnings of (losses) investees consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NetCo Partners (a)	$531,907	$557,713	$2,487	$(30,373)
MovieTickets.com (b)	—	—	—	—

	$531,907	$557,713	$2,487	$(30,373)

     (a) NetCo Partners
     NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of earnings was $531,907 for Y3-05 compared to earnings of $557,713 for Y2-04, a decrease of $25,806 or 5% and $2,487 for Q3-05 as compared to $(30,373) for Q3-04, an increase of $32,860 or 108%. Revenues vary quarter-to-quarter dependent on timing of deliveries of various manuscripts to the publisher although, notwithstanding the timing of manuscript deliveries, one NetForce book is typically published each year in North America.
     (b) MovieTickets.com

     Hollywood Media owned 26.2% of the total equity in MovieTickets.com at September 30, 2005. Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investees. Hollywood Media shared in 26.2% of the losses or income generated by the joint venture during Q3-05. We have not recorded any of our share of the joint venture’s results of operations in Q3-05 and Q3-04, or in Y3-05 and Y3-04 related to our investment in MovieTickets.com because the investment has been reduced to zero. Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not guaranteed to fund future losses, if any, generated by MovieTickets.com. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising.
OPERATING EXPENSES
     Cost of revenue — ticketing. Cost of revenue – ticketing was $53,193,670 for Y3-05 as compared to $34,350,187 for Y3-04 for an increase of $18,843,483 or 55%. The cost of revenue for Q3-05 was $16,538,593 compared to $10,197,864 for Q3-04 for an increase of $6,340,729 or 62%. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals. As a percentage of ticketing revenue, cost of revenue – ticketing was 87% for Y3-05 and Y3-04 and 87% and 88% for Q3-05 and Q3-04 respectively. The decrease in cost of revenue as a percentage of ticketing revenue in Q3-05 compared to Q3-04 was due in part to the increase in hotel sales, which has a higher gross margin.
     Editorial, production, development and technology. Editorial, production, development and technology costs consist of payroll and related expenses for the editorial and production staff responsible for creating content on the Company’s web sites for our Internet ad sales and business to business segments. Internet access and computer related expenses for the support and delivery of the Company’s services and fees and royalties paid to authors and co-editors for the intellectual properties segments are also included. Editorial, production, development and technology costs for Y3-05 were $4,187,200 compared to $3,868,219 for Y3-04, an increase of $318,981 or 8%. Q3-05 costs were $1,477,681 compared to $1,363,292 for Q3-04, an increase of $114,389 or 8%. As a percentage of revenues from our Internet Ad Sales, Data Business and Intellectual Properties, these costs were 36% for Y3-05 and 40% for Y3-04, and 37% for Q3-05 and 40% for Q3-04, respectively, decreasing as a percentage of revenues due to the lower incremental costs associated with the increased revenue attributed to the acquisition of Studio Systems, Inc. and new revenue from contracts executed in the Data Business.
     Selling, general and administrative. We note that starting in our Form 10-Q report filed in August 2005 we have added a new line item for “Payroll and benefits” to our Condensed Consolidated Statements of Operations in Part 1 of this Form 10-Q report, and that such expenses are no longer included in the line item for “Selling, general and administrative expenses.” See “Payroll and benefits” below for a discussion of such expenses. Selling, general and administrative (“SG&A”) expenses consist of occupancy costs, production costs, professional and consulting service fees and telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as marketing, promotional, business development, public relations, and commissions due to advertising agencies, ad rep firms and other parties).

     SG&A expenses for Y3-05 were $8,772,977 compared to $7,252,636 for Y3-04 for an increase of $1,520,341 or 21%. As a percentage of net revenues, SG&A expenses were 12% and 15% for Y3-05 and Y3-04, respectively. The increase in Y3-05 as compared to Y3-04, which was partially offset by the decrease in SG&A expenses in Q3-05 as compared to Q3-04 as discussed below, was due in part to the increase of various costs including $651,067 relating to compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002 and increased accounting fees of $249,957, as well as an increase of $1,042,851 in selling and marketing expenses in our Broadway Ticketing and Internet Ad Sales divisions. In addition, the CinemaSource guaranty, further described in Note 5 of the Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q report, which resulted in Hollywood Media recording a credit to SG&A expenses of $302,859 during the quarter ended June 30, 2004, contributed to this increase. The acquisition of Studio Systems in July 2004 contributed $257,122 to the increase. Note that the SG&A expenses in Y3-05 do not include the $806,000 in SG&A expenses in Y3-04 relating to the Water Garden settlement (See note 10 of the Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q report).
     The SG&A expenses for Q3-05 were $2,609,672 compared to $2,957,527 in Q3-04, a decrease of $347,855 or 12%. As a percentage of net revenues, SG&A expenses were 11% and 20% for Q3-05 and Q3-04, respectively. The decrease in Q3-05 as compared to Q3-04 was due in part to the decrease in various costs including $36,091 relating to compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002 and decreased accounting fees of $183,070 together with a decrease in other consulting and temporary services of $135,951.
     The SG&A expenses in the first, second and third quarters of 2005 included approximately $1.0 million, $0.6 million and $0.4 million, respectively, in expenses for accounting and consulting fees and other costs relating to compliance with internal control requirements of the Sarbanes-Oxley Act of 2002 as well as the 2004 year-end and 2005 quarter-end services. As previously reported, we have implemented certain cost-savings measures that have begun reducing our costs relating to compliance with internal control requirements of the Sarbanes-Oxley Act of 2002, including reduced accounting and consulting fees. We are also estimating that expenses for accounting services and consulting fees in the fourth quarter of 2005 will be approximately $1.0 million less than those expenses in the fourth quarter of 2004, which covers the costs associated with our 2005 financial statement audit and our 2005 audit of internal controls for compliance with requirements of the Sarbanes-Oxley Act of 2002.
     We have partially implemented and are in the process of developing and implementing additional efficiency improvements and cost-savings measures anticipated to reduce various elements of SG&A expenses, including certain overhead reductions, the installation of a new accounting system, and the installation of a new more robust Broadway ticketing software system to streamline our ticketing functionality and improve efficiencies. These various cost-saving measures are being incrementally implemented during 2005 and into 2006 and we look forward to realizing more savings in applicable expenses over time as the initiatives increasingly take hold. As part of these cost-saving measures we have outsourced part of our IT services to India and are beginning the implementation phase of additional offshore outsourcing initiatives intended to achieve significant reductions in certain SG&A expenses relating to our Data Business segment and information technology resources.
     Payroll and benefits. Payroll and benefits expenses consist of payroll and benefits including any other types of compensation benefits as well as human resources and administrative functions. Payroll and benefits for Y3-05 were $12,529,791 compared to $8,340,743 for Y3-04 for an increase of $4,189,048 or 50%. For Q3-05, it was $4,240,936 compared to $3,020,410 for an increase of $1,220,526 or 40%. As a percentage of net revenues, payroll and benefits expenses were 17% for Y3-05 and Y3-04 and 18% and 20% for Q3-05 and Q3-04 respectively. The increase in costs relating to payroll and benefits was due in part to the following factors: addition of new staff in certain departments including the ad sales department, a new Vice President of Sales hired in August 2004; an increase in sales commissions due to increased ad sales in our Internet Ad Sales division; approximately $500,000 of bonuses paid in Q3-05 for fiscal 2004 performance and $200,000 in bonuses for 2005 fiscal performance; and approximately $250,000 in non-cash expenses related to employee stock compensation in Q3-05. The relative period to period increase was also impacted by a credit adjustment of approximately $212,000 due to a change in estimate on a bonus accrual for Y3-04. We also sold 101% and 102% more tickets on Broadway.com during Q3-05 and Y3-05 than Q3-04 and Y3-04, respectively, which stretched our resources and current technology infrastructure and required hiring additional customer service and information systems personnel in our ticketing segment. See the discussion of cost-savings measures described above under “Selling, general and administrative” which includes descriptions of initiatives that we expect to reduce costs included in Payroll and benefits, including payroll reductions due to outsourcing and other system efficiencies.
     Depreciation and amortization. Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web development, leasehold improvements, property under capital leases and amortization of other intangibles. Depreciation and amortization expense was $1,900,134 for Y3-05 as compared to $1,604,614 for Y3-04 for an increase of $295,520 or 18%. Q3-05 deprecation and amortization expense was $572,685 compared to $562,263 for Q3-04, an increase of $10,422 or 2%. The increase in Y3-05 over Y3-04 was primarily attributable to an increase in amortization of intangible assets identified through an evaluation of the SSI and FRM purchase transactions by an independent valuation expert. Amortization expense of $824,188 and $221,488 was recognized for the nine and the three months ended September 30, 2005, respectively.
     Interest, net. Interest, net was $138,599 for Y3-05, as compared to $2,548,460 for Y3-04 and $44,139 for Q3-05 as compared to $1,762,959 for Q3-04. This decrease in interest expense of $2,409,861, or 95% in Y3-05 over Y3-04 and $1,718,820 or 97% for Q3-05 over Q3-04 was primarily attributable to the $4.7 million decrease in the outstanding principle amount of a convertible debenture, which occurred as a result of conversions during 2004 after Q2-04. See Note 5 of Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q report.
     Other income (expense), net. Other income (expense), net was $49,659 for Y3-05 as compared to $786,851 for Y3-04 and $6,364 for Q3-05 as compared to $59,178 for Q3-04. The decrease of $737,192 or 94% in other income (expense), net in Y3-05 was primarily attributable to a gain of approximately $719,000 recognized in Q1-04 upon termination of a put/call option in connection with a third party’s surrender of its 20% equity interest in our subsidiary that owns Baseline. See Note 4 of Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q report.
LIQUIDITY AND CAPITAL RESOURCES
     Hollywood Media’s cash and cash equivalents were $2,935,069 at September 30, 2005 as compared to $6,330,394 at December 31, 2004, a decrease of $3,395,325. Our net working capital deficit (defined as current assets less current liabilities) was $6,353,114 at September 30, 2005 as compared to $1,951,662 at December 31, 2004. The increase in the working capital deficit was partially attributable to a $870,040 convertible debenture, net of discount, which became a short-term obligation classified in “Current Liabilities” during the quarter and is included in the Unaudited Condensed Consolidated Balance Sheet of this Form 10-Q report. Hollywood Media believes this convertible debenture would likely be converted into common stock prior to its maturity on May 22, 2006 assuming the market price of Hollywood Media’s common stock is above the conversion price ($3.20 per share) of the debenture at the time of maturity.
     Net cash used in operating activities was $4,703,309 and $7,578,269 during the nine months ended September 30, 2005 and 2004, respectively, which cash usage for Y3-05 included, among other things, $1,291,959 to purchase Broadway ticketing inventory held for sale during 2005 and $2,563,479 for auditing and Sarbanes-Oxley consulting fees. Net cash used in investing activities was $894,465 and $5,536,076 for the nine months ended September 30, 2005 and 2004, respectively, which cash usage for Y3-05 included capital expenditures for equipment and software purchases including approximately $243,000 for the acquisition and implementation of a new accounting system, which launched on October 1, 2005, and including approximately $125,000 for the acquisition of a new project management software system used to maintain employee financial reports and project documentation which launched on November 1, 2005. Net cash provided by financing activities was $2,202,449 and $15,043,014 during the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, financing activities consisted primarily of proceeds from exercise of outstanding stock options and warrants, and proceeds from issuance of stock to a consultant, while partially offset by scheduled payments under capital lease obligations as compared to the nine months ended September 30, 2004 where cash provided by financing activities was comprised primarily of net proceeds resulting from the private placement of common stock during the first quarter of 2004.
     In February 2004, Hollywood Media completed a private placement of common stock, which included the issuance of 5,773,355 shares of common stock to investors and five-year warrants to purchase an aggregate of 1,732,006 shares of common stock with an exercise price of $2.84 per share. Hollywood Media’s net cash proceeds from the private placement during Q1-04 were approximately $15.1 million after deduction of expenses in connection with the transaction. Hollywood Media received approximately $803,664 net of placement agent commission, from the exercise of a portion of these warrants during the nine months ended September 30, 2005.
     In May 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the “Debentures”) to a group of investors upon payment of an aggregate $5.7 million cash investment from such investors. The investors included Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President, of Hollywood Media, and they participated in this financing with a $500,000 cash investment upon the same terms as the other investors. The investors also received fully vested warrants (the “Warrants”) to acquire at any time through May 22, 2007 an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. As a result of Hollywood Media’s private placement of common stock in February 2004, the $3.46 per share conversion price of the Debentures was reduced to $3.30 per share, and the exercise price of the Warrants was reduced to $3.34 per share, after giving effect to the weighted average anti-dilution provisions of the Debentures and Warrants. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As of September 30, 2005, no warrants issued under these Debenture agreements have been exercised.

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
     Pursuant to an agreement dated March 28, 2005, in the event that Hollywood Media requires additional funding, Hollywood Media’s Chairman of the Board and Chief Executive Officer and Hollywood Media’s Vice Chairman and President committed to provide Hollywood Media with an amount not to exceed $5.0 million through January 1, 2006, if needed to enable Hollywood Media to meet its operating, liquidity and/or working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generated cash from debt or equity financings, operational cash flow, proceeds from a sale of a division or subsidiary of Hollywood Media, Hollywood Media’s share of debt, equity or similar transactions by its equity investees or cash distributions received from MovieTickets.com. Advances will bear interest at the prime rate plus one percent. As of September 30, 2005, no amount had been drawn under this commitment, and the amount of the commitment has been reduced to $2,649,472, representing aggregate cash proceeds of $2,350,528 from stock options, warrant exercises and proceeds from a stock purchase by a consultant during the nine months ended September 30, 2005, in accordance with the terms of the commitment. On August 5, 2005, the commitment was amended to extend the period for which the credit line would be available through January 1, 2007.
     The growth of our businesses, including our data syndication, ticketing and Internet ad sales operations has required substantial financing and may require additional financing to fund our growth plans and for working capital. Based on our plans and assumptions for operations and investment and financing activities during 2005, we estimate that our cash and cash equivalents on hand, anticipated cash flow from operations, the $2,649,472 funding commitment described above, and potential amounts available if we undertake further financing, will be sufficient to meet our working capital and investment requirements through the end of the twelve-month period ending September 30, 2006. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations.
     In July 2004, Hollywood Media invested approximately $3.2 million in cash to consummate its acquisition of Studio Systems, Inc. for integration with our Data Business division. This amount could be reduced pending resolution of the $304,465 portion of the purchase price currently held in escrow (see Note 4 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q report).
     We currently anticipate additional capital expenditures in 2005 to be approximately $0.3 million for various information systems and equipment upgrades. These anticipated 2005 capital expenditures do not include any estimates for business acquisitions.
     As discussed above under the captions “Selling, general and administrative” and “Payroll and benefits,” during Y3-05 Hollywood Media experienced a substantial increase in such expenses (and corresponding cash outlays), and as described above we are in the process of implementing efficiency improvements and cost-savings measures anticipated to reduce various elements of such expenses, including certain overhead reductions, commencement of outsourcing initiatives, reduced accounting and consulting fees, and the installation of a new more robust Broadway ticketing software system to streamline our ticketing functionality and improve efficiencies. There has also been some increases in managerial compensation including as discussed in Salaries and benefits above.
Off Balance Sheet Arrangements
     At September 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”
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
     Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $361,000 and $394,183 at September 30, 2005 and December 31, 2004, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.
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

     We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in Q3-05 or Y3-05. See Note 6 — Goodwill and Other Intangible Assets, in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
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
     As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1 as its annual impairment test date and conducted required testing on that date in 2004 and 2003 and there were no adjustments to the carrying value of long lived assets in 2004 or 2003 other than the asset write downs discussed in Note 9 – Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of our Form 10-K for 2004). As of September 30, 2005, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would not result in the impairment of goodwill of any reporting unit.
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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer (the principal financial and accounting officer), of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weaknesses described below, Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of September 30, 2005, to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
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
     As previously reported in Hollywood Media’s Amendment No. 1 to its Annual Report on Form 10-K/A which was filed with the Securities and Exchange Commission on May 2, 2005, management has assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2004 and included its Report on Internal Control Over Financial Reporting in such Form 10-K/A. That Report on Internal Control over Financial Reporting concluded that our internal control over financial reporting was not effective as of December 31, 2004 because of the material weaknesses disclosed in that report, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Hollywood Media identified certain material weaknesses in its system of internal control over financial reporting, which are more fully described in such Form 10-K/A. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Management’s Plan to Address Material Weaknesses.
     Management is firmly committed to addressing the material weaknesses as expeditiously as possible. Accordingly, the following are the major actions that Hollywood Media’s management has taken and will continue to take in order to remediate such material weaknesses:
•	Hollywood Media licensed and on October 1, 2005 installed a new general ledger system for Hollywood Media and its wholly-owned subsidiaries. This general ledger system automates several processes that were currently being performed manually by Hollywood Media’s accounting staff, such as payroll functions, cash reconciliations, fixed asset management and inter-company accounting. In addition, this new system includes a purchase order function that introduces additional controls over the approval of procurement transactions.

•	Hollywood Media’s management has licensed a more robust ticketing software system for its Broadway Ticketing business to replace its existing system, and is working with the licensor on the installation process. Hollywood Media anticipates that the implementation of the new ticketing system will be completed as expeditiously as possible.

•	Hollywood Media has hired a controller dedicated to the Broadway Ticketing Division. This controller is responsible for instituting compensating manual controls during the implementation period for the new ticketing software system discussed above.

•	Hollywood Media has hired, and is in the process of hiring, additional skilled accountants to strengthen its existing accounting department in order to better manage Hollywood Media’s growth and the increased technical complexity of its accounting transactions. Hollywood Media is also utilizing an outside consulting firm with technical accounting expertise to assist Hollywood Media’s accounting department with the review of its public filings.

•	Hollywood Media has implemented numerous remediations to address the identified material weakness in entity level controls, including (i) holding bi-weekly risk assessment meetings with our executive officers, division heads and representatives of our human resources, information systems, ad sales, business development and legal departments to identify and discuss any known business or financial risks that may affect Hollywood Media and develop timely responses to such risks and (ii) establishing a whistleblower hotline that allows any employee of the Company to anonymously report to a third party any complaints or concerns regarding accounting matters, internal accounting controls or auditing matters, and establishing procedures for the audit committee and senior management to address such complaints or concerns in a timely manner.

•	In order to properly account for internally developed software, the Company launched a new project management software system on October 1, 2005 that will assist in the proper maintenance of employee time reports and project documentation.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

     See “Note (10) – CERTAIN COMMITMENTS AND CONTINGENCIES — Litigation” in the Notes to Condensed Consolidated Financial Statements contained in Part I of this 10-Q Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following securities were issued by Hollywood Media during the quarter ended September 30, 2005, in transactions that were not registered under the Securities Act of 1933:
     On July 13, 2005, Hollywood Media issued 3,481 shares of common stock valued at $14,959 to the holder of a Debenture for interest due for the period April 1, 2005 through June 30, 2005.
     The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4 (2) thereof and/or Regulation D thereunder, based upon investment representations to Hollywood Media.
     Hollywood Media did not repurchase any shares of its common stock during the quarter ended September 30, 2005.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS

Exhibit	Description	Location
10.1	Letter agreement dated August 5, 2005 extending term of Financial Commitment Letter dated March 28, 2005 made by Mitchell Rubenstein and Laurie Silvers in favor of Hollywood Media Corp.	(1)

10.2	Employment Agreement dated as of July 1, 2005, by and between Hollywood Media Corp. and Nicholas Hall	(1)

10.3	Employment Agreement dated as of August 8, 2005, by and among Baseline, Inc., Studio Systems, Inc., Hollywood Media Corp. and Rafi Gordon	(1)

10.4	Employment Agreement, dated as of August 8, 2005, by and among Baseline, Inc., Studio Systems Inc., Hollywood Media Corp. and Alex Amin.	(1)

31.1	Certification of Chief Executive Officer. (Section 302)	(*	)

31.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 302)	(*	)

32.1	Certification of Chief Executive Officer. (Section 906)	(*	)

32.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 906)	(*	)

*	Filed as an exhibit to this Form 10-Q

(1)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 10-Q report for the three months ended June 30, 2005 filed on August 9, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.

Date: November 9, 2005	By:	/s/ Mitchell Rubenstein

Mitchell Rubenstein, Chief Executive Officer (Principal
executive officer)

Date: November 9, 2005	By:	/s/ Scott Gomez

Scott Gomez, Chief Accounting Officer
(Principal accounting officer)