Form 10-K
period 2005-12-31
HOLLYWOOD MEDIA CORP
filed 2006-03-31
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _________________
Commission File No. 1-14332
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
Common stock, par value $.01 per share

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained therein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐                                                           Accelerated filer ☒                                                          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates as of June 30, 2005, computed by reference to the last sale price of the common stock on June 30, 2005 as reported by Nasdaq, was $135,671,390, as calculated under the following assumptions. For purposes of this computation, all executive officers, directors, and beneficial owners of 10% or more of the registrant’s common stock known to the registrant, have been deemed to be affiliates, but such calculation should not be deemed to be an admission that such directors, officers or beneficial owners are, in fact, affiliates of the registrant.
As of March 28, 2006, there were 32,894,311 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders filed or to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

HOLLYWOOD MEDIA CORP.
FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2005

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements in this Form 10-K or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-K or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:
•	our continuing operating losses,

•	negative cash flows and accumulated deficit,

•	the need to manage our growth and integrate new businesses into Hollywood Media,

•	our ability to develop and maintain strategic relationships,

•	our ability to compete with other media, data and Internet companies and other competitors,

•	our ability to maintain and obtain sufficient capital to finance our growth and operations,

•	our ability to realize anticipated revenues and cost efficiencies,

•	technology risks and risks of doing business over the Internet,

•	government regulation,

•	our ability to achieve and maintain effective internal controls,

•	dependence on our founders, and our ability to recruit and retain key personnel, and

•	the volatility of our stock price.
     Hollywood Media is also subject to other risks detailed herein, including those risk factors discussed in “Item 1A — Risk Factors” below, as well as those discussed elsewhere in this Form 10-K or detailed from time to time in Hollywood Media’s filings with the Securities and Exchange Commission.
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

ii

PART I
Item 1. Business.
Overview
     Hollywood Media is a provider of information, data, news and other content, and ticketing to consumers and businesses covering the entertainment, Internet and media industries. We own and operate a number of business units focused on the entertainment and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway and London’s West End ticket sales, data syndication, subscription fees, content licensing fees, advertising, and book development license fees and royalties. Our Data Business includes CinemaSource, EventSource, ExhibitorAds and Baseline/StudioSystems. Our Broadway Ticketing business includes Broadway.com, 1-800-Broadway and Theatre.com. These services supply media outlets with specific information on entertainment events, such as movies, live theater and concerts and sell tickets for live theater. Hollywood Media’s businesses also include an intellectual property business, as well as Hollywood.com and a minority interest in MovieTickets.com. In addition, Hollywood Media owns and operates the cable television network, Hollywood.com Television. Furthermore, Hollywood Media acquired CinemasOnline which maintains websites for cinemas in exchange for the right to sell advertising.
     Major Business Divisions of Hollywood Media. The following summary descriptions of our major business divisions are followed by more detailed descriptions of such businesses.
     Data Syndication Divisions.
     Hollywood Media’s Data Business is a provider of integrated database information and complementary data services to the entertainment, Internet and media industries. The Data Business consists of two divisions: The Source Business and Baseline/StudioSystems (“Baseline”). The Source Business is comprised of three related lines of business: CinemaSource, EventSource and ExhibitorAds. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for more than 41,000 movie screens in the United States, Canada and the United Kingdom. EventSource compiles and syndicates detailed information on community events in numerous cities in the United States and United Kingdom, including concerts and other live performances, sporting events, festivals, fairs and shows. ExhibitorAds provides movie exhibitors with directory newspaper advertising services and other exhibitor marketing services, utilizing theater showtimes data from CinemaSource. Baseline is a database and research service offering specialized information and online applications to its subscribing users, which subscribers include movie and TV studios and production companies, distributors, producers, screenwriters, and news organizations. Baseline’s film and television database contains motion picture and TV information dating back nearly 100 years, including comprehensive data about film and television productions and entertainment industry professionals.
     Broadway Ticketing Division.
     Hollywood Media’s Broadway Ticketing Division is comprised of Broadway.com, 1-800-BROADWAY and Theatre Direct International, and U.K.-based Theatre.com (collectively called “Broadway Ticketing”). Broadway tickets are sold online through our Broadway.com website and by telephone through our 1-800-BROADWAY number. Broadway Ticketing is also a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway and in London’s West End theatre district.
     Internet Ad Sales Divisions.
     Hollywood Media’s Internet Ad Sales Divisions include Hollywood.com, a premier online entertainment destination and movie industry information and services website, and Broadway.com.

Hollywood.com generates revenue by selling advertising on its website. Hollywood.com features in-depth movie information, including movie previews, descriptions and reviews, movie showtimes listings, entertainment news and an extensive multimedia library. Hollywood.com’s features also include audio podcasts, blogging and fan sites. In addition to its Broadway ticket sales function, Broadway.com sells advertising and provides show previews and showtimes, show synopses, box office results, cast and crew credits and biographies, and an in-depth Tony Awards® area. CinemasOnline, based in the U.K., sells internet advertising on cinema and live theatre websites in the U.K. and Ireland and provides other marketing services.
     Cable TV.
     Hollywood Media’s Cable TV Division includes Hollywood.com Television and Broadway.com Television which offer interactive entertainment and information with on-demand video content, previews, reviews, behind the scenes footage, interviews and coverage of entertainment industry events to cable company subscribers.
     Intellectual Properties Business.
     Our intellectual properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, frequently with best-selling authors. Tekno Books has worked with over 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, as well as with numerous media celebrities including Louis Rukeyser and Leonard Nimoy. Hollywood Media is also a 50% partner in NetCo Partners, a partnership that owns Tom Clancy’s NetForce.
     MovieTickets.com, Inc.
     MovieTickets.com, Inc. is one of the two leading destinations for the purchase of movie tickets through the Internet. MovieTickets.com is an online ticketing service owned by a joint venture formed by Hollywood Media and several major movie exhibitor chains. Hollywood Media currently owns 26.2% of the equity of MovieTickets.com, Inc.
     Other Business and Financial Information. The following portions of this Business section of this Form 10-K contain more detailed information about our various business units, and “Item 1A — Risk Factors” below contains discussions of various related risks. Additional financial and other important information about Hollywood Media and our businesses is also contained elsewhere in this Form 10-K, including without limitation, the following portions of this Form 10-K: Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 8 — Financial Statements and Supplementary Data (including the Notes to Consolidated Financial Statements contained therein).
     SEC Reports Available on Internet. Hollywood Media makes available free of charge through its internet website, www.hollywood.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). Such materials are available on the “investor relations” section of the website under the caption “Company SEC Filings” (this is a link to the Company’s “Real-Time SEC Filings” as provided by Nasdaq on Nasdaq’s website at www.nasdaq.com). Hollywood Media is a reporting company under the Securities Exchange Act of 1934, as amended, and files reports and other information with the SEC. Our public electronic filings with the SEC (including the above-referenced filings) are available at the SEC’s internet website (www.sec.gov). Hollywood Media’s Internet website and any other website mentioned in this Form 10-K, and the information contained or incorporated therein, are not intended to be incorporated into this Form 10-K.

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
     CinemaSource. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for more than 41,000 movie screens in the United States, Canada and the United Kingdom. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to a customer base that includes more than 300 newspapers, wireless companies, Internet sites, and includes newspapers such as The New York Times, wireless companies including Sprint PCS, AT&T Wireless, Cingular Wireless, Verizon and Vindigo, Internet companies including AOL’s Moviefone, AOL Cityguide, CitySearch, MSN, Google, Yahoo! and Lycos, and other media outlets. CinemaSource also syndicates entertainment news, movie reviews, and celebrity biographies. CinemaSource’s data is displayed by its customers in local newspapers, on websites and through cell phone services, to provide moviegoers with information for finding and choosing movies, theaters and showtimes. CinemaSource collects a majority of these movie listings through electronic mediums such as real-time direct connections to many exhibitor point-of-sale systems, email and FTP files, and collects additional listings through traditional mediums such as faxes and phone calls. Through annual and multi-year contracts, CinemaSource generates recurring revenue from licensing fees paid by its customers.
     EventSource. We launched the EventSource business in 1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in numerous cities in the United States and the United Kingdom, including concerts and live music, sporting events, festivals, fairs and shows, touring companies, community playhouses and dinner theaters. The EventSource database contains detailed information for over 10,000 venues and approximately 110,000 events per month, and the EventSource services are monitored by individual city editors specializing in their respective markets. Hollywood Media believes that EventSource is the largest (based on market share), and the only national, compiler and syndicator of detailed information on community and cultural events in North America. EventSource’s information is a content source for AOL Cityguide, Yahoo!, CitySearch, Evite, The New York Times, Vindigo, VoltDelta and many others. Through annual and multi-year contracts, EventSource generates recurring revenues from licensing fees.
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
     Baseline/StudioSystems. Baseline is a comprehensive entertainment database, research service, and application service provider offering information to movie studios, production companies, movie and TV distributors, entertainment agents, managers, producers, screenwriters, news organizations, and financial analysts covering the entertainment industry, as well as a major web portal. Baseline’s film and television database contains over 14,000 celebrity biographies, credits for over 130,000 released feature films, television series, miniseries, TV movies and specials dating back nearly 100 years, over 15,000 film and television projects in every stage of development and production, box office grosses dating back nearly 20 years, revenue and cost estimates for over 5,000 released feature films, over 18,000 company rosters and representation/contact information for over 50,000 entertainment professionals. Baseline provides applications that allow entertainment professionals to streamline workflow, increase efficiency, and expand market awareness. Baseline offers its data and application modules on an annual subscription basis, syndicates data to a number of leading information aggregators and publications, and also provides data on a pay per use basis. Baseline’s customers include all the major movie studios and numerous production companies, law firms, investment banks, news agencies, advertising agencies, consulting firms and other professionals in the entertainment industry, as well as a major web portal.
     Our previously existing Baseline service was integrated with FilmTracker, a business we acquired in the first quarter of 2002, resulting in a combined service that incorporates Baseline’s data into FilmTracker’s content management system and interface. In July 2004, Baseline’s business and assets were substantially increased as a result of Hollywood Media’s acquisition of Studio Systems, Inc., which was one of Baseline’s leading competitors in the entertainment industry database and information services provider business. As a result of the acquisition, Studio Systems, Inc. became a subsidiary of Hollywood Media Corp. and its business has been integrated with Hollywood Media’s Baseline/FilmTracker subsidiary.
Broadway Ticketing Division
     Broadway Ticketing: Broadway.com, 1-800-BROADWAY, Theatre Direct International (“TDI”), and Theatre.com (collectively called “Broadway Ticketing”).
     Broadway.com and 1-800-BROADWAY. We launched Broadway.com on May 1, 2000. Broadway.com offers the ability to purchase Broadway, off-Broadway and London’s West End theater tickets online. In addition, the site provides a wide variety of editorial content about the theater business, feature stories, opening nights, star profiles, photo opportunities, and a critical roundup of reviews. Our 1-800-BROADWAY toll-free number features the ability to purchase Broadway, off-Broadway and London’s West End theater tickets over the phone and complements the online ticketing and information services available through Broadway.com.
     TDI. We acquired TDI as of September 15, 2000. Founded in 1991, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway, and in London’s West End. TDI sells tickets directly to group buyers including travel agents and tour groups. TDI also manages a marketing cooperative that represents participating Broadway shows to the travel industry around the world. Recent Broadway shows marketed by this cooperative include All Shook Up, Avenue Q, Beauty and the Beast, Chicago, Chitty Chitty Bang Bang, Dirty Rotten Scoundrels, Hairspray, Lennon, Rent, The Lion King, The Phantom of the Opera and The Producers. In addition, TDI’s education division, Broadway Classroom, markets group tickets and educational programs to schools across the country.
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
     Theatre.com. We launched our U.K.-based Theatre.com in December 2005 with editorial coverage of UK theatre and began selling ticketing to major London venues in February of 2006, based upon a similar model to selling tickets on Broadway.com. Theatre.com features include theatre news, video and photo coverage, special events and backstage content, and celebrity interviews and biographies.

Internet Divisions
     Hollywood.com. Hollywood.com is a premier online entertainment destination and movie information website. Hollywood.com generates revenue by selling advertising on its website. Hollywood.com features in-depth movie information, including movie descriptions and reviews, movie showtimes listings, entertainment news, feature articles about films, television shows and celebrities, local event coverage and an extensive multimedia library containing celebrity interviews, premier coverage, film related events, celebrity parties and behind-the-scenes footage. On October 17, 2005, we launched a completely redesigned version of Hollywood.com. This top to bottom redesign expanded Hollywood.com’s entertainment database, implemented a new intelligent search function and added new original editorial content and formats, including audio podcasts and blogging, and we have also added fan sites. Some of the advertisers who have advertised on Hollywood.com include Walt Disney Studios, New Line Cinema, Paramount Studios, Sony Studios, Microsoft, Pepsi, Diet Coke, General Motors, AMEX, HBO, A&E, US Army, Chase, Honda, Mazda, Fox, Warner Bros., Verizon and Circuit City. As a result of its relationship with Hollywood Media’s Data Business (CinemaSource and Baseline/StudioSystems), Hollywood.com has access to a constantly updated database of information related to movies and entertainment.
     Hollywood.com has further established its presence in the wireless area. Through agreements with wireless carriers (Cingular, Sprint, and Verizon), Hollywood.com provides a movie and entertainment destination on a variety of mobile phones.
     Broadway.com and Theatre.com. We launched Broadway.com on May 1, 2000. Broadway.com features: the ability to purchase Broadway, off-Broadway and London’s West End theater tickets online; theater showtimes; the latest theater news; interviews with stage actors and playwrights; opening-night coverage; original theater reviews; and video excerpts from selected shows. Broadway.com also offers show synopses, cast and crew credits and biographies, digitized show previews, and an in-depth Tony Awards® area. Broadway.com generates revenue from the sale of both tickets and advertising, with its principal business purpose to date being to generate ticket sales. In December 2005 we launched the London-based Theatre.com, based on the Broadway.com model, with a focus on live theatre in the U.K.
     CinemasOnline. We acquired CinemasOnline in November 2005 and we are proceeding with our plans for development and growth of this business. CinemasOnline’s business involves developing and maintaining websites for cinemas and live theatre venues in the U.K. and Ireland. These services are provided in exchange for CinemasOnline retaining the right to sell advertising on the websites. CinemasOnline currently operates websites for over 300 cinemas with over 1200 screens in the U.K., representing approximately 35% of the U.K. cinema market on a per screen basis, and over 60 cinemas in Ireland. CinemasOnline also has agreements with over 200 cinemas, live theatre and other entertainment venues to sell advertising on lobby display posters, movie brochure booklets and ticket wallets in these venues. The acquisition of CinemasOnline significantly expands our presence in Europe while complementing our existing Internet Ad Sales and Data businesses. We believe that CinemasOnline’s existing relationships, which include a large base of cinemas and live theater venues, will provide Hollywood Media’s Data business with opportunities for sales of its CinemaSource, EventSource and ExhibitorAds services, and that these relationships will also enhance the potential for our Broadway Ticketing division to expand its ticketing operations in the U.K.
Cable TV
     Cable TV. We launched two interactive digital cable television channels in 2002: “Hollywood.com Television” (formerly called Totally Hollywood TV) and “Broadway.com Television” (formerly called Totally Broadway TV), to further leverage our content. Both cable TV channels utilize existing Hollywood Media content derived from Hollywood Media’s existing business units which provide relevant video, news and information to the channels. Hollywood.com Television and Broadway.com Television offer audiences interactive entertainment and information, with on-demand video content including premiers, previews, reviews, behind-the-scenes footage, interviews and coverage of celebrity-packed entertainment industry events. Each of these channels is free to subscribers; it is included among the channels provided to digital cable subscribers by the distributing cable TV system operators in markets which have launched video-on-demand service. Our Cable TV division derives revenue from advertising sales.
     Hollywood.com Television has obtained distribution of its network in many cities across the United States on various cable TV systems of Comcast Cable, Cablevision Systems, Charter Communications, Cox Communications, Insight Communications, Mediacom Communications, Bresnan Communications, and several smaller cable operators, benefiting from a cable TV industry roll-out of “video-on-demand” technology. The distribution of Hollywood.com Television has grown to approximately 15 million homes as of December 31, 2005, from approximately 8 million homes as of December 31, 2004. Hollywood.com Television completed its first commercial ad campaign in late 2005, and a broader ad sales initiative has commenced. Broadway.com Television is distributed on systems of Cablevision Systems in the New York market.
Intellectual Properties Business
     Book Development and Book Licensing. Our Intellectual Properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, frequently with best-selling authors. Tekno Books has worked with more than 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 80 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin’s Press (Holtzbrink of Germany), Warner Books (Time Warner), and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, New Line Cinema, CBS Television, DC Comics (Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 1,830 books that have been published. Another 3,600 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno’s books have been finalists for, or winners of, more than 200 awards, including The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance). Tekno Books’ current backlog and anticipated books for future publishing include more than 250 books under contract or in final negotiations, including more than 40 books by New York Times best-selling authors. The Chief Executive Partner of Tekno Books, Dr. Martin H. Greenberg, is the owner of the remaining 49% interest in Tekno Books.
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
     NetCo Partners. In June 1995, Hollywood Media and C.P. Group Inc. (“C.P. Group”), entered into an agreement to form NetCo Partners. NetCo Partners owns Tom Clancy’s NetForce. Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy is a shareholder of C.P. Group. At the inception of the partnership, C.P. Group contributed to NetCo Partners all rights to Tom Clancy’s NetForce, and Hollywood Media contributed to NetCo Partners all rights to Tad Williams’ MirrorWorld, Arthur C. Clarke’s Worlds of Alexander, Neil Gaiman’s Lifers, and Anne McCaffrey’s Saraband. In 1997, NetCo Partners licensed to Putnam Berkley the rights to publish the first six Tom Clancy’s NetForce books in North America, which books were created and published. This agreement was subsequently renewed in December 2001 for four more books that were created and published. NetForce books have so far been published in mass market paperback format.

     NetCo owns all rights in all media to the NetForce property including film, television, video and games. The first book in the series was adapted as a four-hour mini-series on ABC. Through its interest in NetCo, Hollywood Media receives distributions of its share of proceeds generated from the rights to the NetForce series.
MovieTickets.com, Inc.
     MovieTickets.com, Inc. (“MovieTickets.com”) is one of the two leading website destinations for the purchase of movie tickets through the Internet; its principal competitor (other than some theaters that may conduct their own Internet ticket sales) is Fandango. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at “will call” windows or kiosks at theaters and, for theaters with the capability for users to print tickets out at their home or office. MovieTickets.com generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada, and represent approximately 50% of the top 50 and top 100 grossing theaters in North America. Additionally, MovieTickets.com launched in the United Kingdom in July of 2003. Hollywood Media launched the MovieTickets.com website in May 2000 with several major theater exhibitors.
     MovieTickets.com is owned by a joint venture in which Hollywood Media owns a 26.2% equity interest. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Equity in Earnings of Unconsolidated Investees” below, and Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K below, for additional information about our equity interest in MovieTickets.com. MovieTickets.com entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a 5% interest (now 4.1% after dilution) in MovieTickets.com for $25 million of advertising and promotion over five years. MovieTickets.com is promoted through on-screen advertising in most participating exhibitors’ theaters. In March 2001, AOL purchased a non-interest bearing convertible preferred equity voting interest in MovieTickets.com for $8.5 million in cash, which was convertible into approximately 3% of the common stock of MovieTickets.com and was converted in April 2005. As a result of this conversion, Hollywood Media’s ownership of the equity of MovieTickets.com changed from 26.4% to 26.2%. In connection with the 2001 transaction with AOL, MovieTickets.com’s ticket inventory was promoted throughout America Online’s interactive properties and ticket inventory of AOL’s Moviefone became available through MovieTickets.com. Through an agreement in August 2004 between MovieTickets.com and AOL’s Moviefone, MovieTickets.com acquired by assignment and assumed the ticketing agreements that Moviefone had with its movie theater exhibitors. The Moviefone exhibitor agreements assumed by MovieTickets.com include agreements with Clearview Cinemas and Landmark Theaters.
     Currently MovieTickets.com directly tickets for the following exhibitors: Access Digital Theatres, All Star Entertainment, AMC Theatres, Asbrie Cinemas, Atlantic Theaters, Atlas Cinemas, Baederwood Movie Theatre Co., Brooklyn Academy of Music, Bryn Mawr Movie Theatre Co., Camera Cinemas, Celebrity Theatres, Channelside Cinemas, Cinema Centers, Cinema Four-Quad, Cinemagic Movies, Cinemall, Classic Cinemas, Clearview Cinemas, Consolidated Theatres, Cornelius Cinemas, Crown Theatres, Dickinson Theatres, Drexel Theatres, Eastern Shores, Emagine Entertainment, Entertainment Retail (Hollywood Hits), Famous Players, Film Forum, Greater Huntington Theatres, Greenville Cinemas, Hallett Cinemas, Harkins Theatres, Hollywood Cinema 9, Hollywood Premier Cinemas, Hoyts Cinemas, IFC Center, Kew Gardens (Cobble Hill), Krikorian Premiere Theatres, Landmark Theatres, Main Street Cinemas, Malco Theatres, Mann Theatres, Marco Movies, Marcus Theatres, Marquee Cinemas, Metropolitan Theatres, MJR Theatres, Narberth Theatre, National Amusements, Omniplex Theatre Group, O’Neil Theatres, Pacific Theatres, Paris Theater, Phoenix Theatres, Pickwick Theatres, Rave Motion Pictures, Reading Cinemas USA (City Cinemas), Ritz Theatres, Riviera Cinemas, Rocky Mountain Cinemas, Roxy Theatres, Santikos Theaters, Sayville Theatre, Sea Turtle Cinemas, Silver Screen Cinemas, Spotlight Theatres, Studio Movie Grill, Tango Theaters, UltraStar Cinemas, Watson Theatre, and Westates Theatres.

Employees
     At March 3, 2006, Hollywood Media employed approximately 242 full-time employees and 29 part-time employees. Of our 242 full-time employees, 88 employees are engaged in our data syndication and licensing business divisions conducted through the Source Business and Baseline/StudioSystems, 74 employees are engaged in our Broadway Ticketing division, 32 employees are engaged in the development, production and selling and marketing of Hollywood.com and our other websites, 4 employees are engaged in our intellectual properties division, 3 employees are engaged in our cable TV business, and 41 are corporate, technology and administrative employees. None of the employees are represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be good.
Item 1A. Risk Factors.
Risks of Investing in Our Shares
     Investments in our capital stock are speculative and involve a high degree of risk. Investors should carefully consider the following matters, as well as the other information in this Form 10-K. If any of these risks or uncertainties actually occur, our business, results of operations, financial condition, or prospects could be substantially harmed, which would adversely affect your investment. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, operating results, financial condition, and prospects.
     We have a history of losses and an accumulated deficit. Our operating results could fluctuate significantly on a quarterly and annual basis.
     We have incurred significant losses since we began doing business. In the years ended December 31, 2005 and 2004 we had net losses of approximately $8.9 million and $11.6 million, respectively. As of December 31, 2005, we had an accumulated deficit of approximately $265.4 million. We may incur additional losses while we continue to grow our businesses. Our future success will depend on the continued growth in our various businesses, and our ability to generate ticketing, licensing, syndication and advertising revenues.
     In addition, our operating results may fluctuate significantly in the future as a result of a variety of factors, including:
•	seasonal variations in the demand for Broadway tickets and resulting variations in our revenue from Broadway ticket sales;

•	our ability to sell advertisements to be displayed on our websites and on our cable TV networks;

•	seasonal trends in Internet usage and Internet sales and advertising placements;

•	our ability to enter into or renew strategic relationships and agreements with media organizations, websites and authors;

•	the amount and timing of our marketing expenditures and other costs relating to the expansion of our operations;

•	new products, websites or Internet services introduced by us or our competitors; and

•	technical difficulties, security concerns or system downtime affecting the Internet generally or the operation of our websites in particular.
     As a result, our operating results for any particular period may not accurately predict our future operating results.

     We may not be able to compete successfully.
     Ticketing Businesses. The market for ticketing services and products is intensely competitive and rapidly changing. The number of telephone services, online services, wireless services and websites competing for consumers’ attention and spending has proliferated and we expect that competition will continue to intensify. We compete, directly and indirectly, for customers, advertisers, members and content providers with the following categories of companies:
•	telephone services, wireless services and websites targeted to entertainment enthusiasts, moviegoers, theatergoers and other eventgoers, which feature directories of movies, shows, events, showtimes, theater and event locations and related content, and also allow users to purchase tickets;

•	travel agents and other traditional ticketing organizations, companies, agents and brokers; and

•	the box office at each of the venues that hold events for which we sell tickets.
     Internet Businesses. The market for Internet services and products is intensely competitive and rapidly changing. Competition could result in reduced traffic to our websites, price reductions for content that we syndicate and advertising that we offer, a decline in product sales, reduced margins or loss of market share, any of which could cause a material decrease in our revenues. We compete, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:
•	online services or websites targeted to entertainment enthusiasts, particularly moviegoers and theatergoers, such as IMDb.com;

•	publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to movie enthusiasts, many of which have established or may establish websites, such as Eonline.com;

•	traditional movie and entertainment organizations including the Walt Disney Company and Warner Bros.;

•	general purpose consumer online services such as AOL, Yahoo!, and MSN, each of which provides access to movie-related information and services; and

•	web search and retrieval and other online services, such as Google, Yahoo! and other high-traffic websites.
     We believe that the principal competitive factors in attracting and retaining users are the depth, breadth and timeliness of content, the ability to offer compelling and entertaining content and brand recognition. Other important factors in attracting and retaining users include ease of use, service quality and cost. We believe that the principal competitive factors in attracting and retaining advertisers include the number of users of our website, the demographics of our users, the number of pages of our websites viewed or accessed by our users, price and the creative implementation of advertisement placements and sponsorship promotions. There can be no assurance that we will be able to compete favorably with respect to these factors.
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
     Internet Businesses. Our performance and ability to compete are dependent to a significant degree on our internally developed and licensed content and technology. We rely on a combination of copyright, trademark and trade secret laws, confidentiality and nondisclosure agreements with our employees and with third parties and contractual provisions to establish and maintain our proprietary rights. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate, or that third parties will not infringe upon or misappropriate our copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain foreign countries. In the future, litigation may be necessary to enforce and protect our trademarks, service marks, trade secrets, copyrights and other intellectual property rights. Any such litigation would be costly and could divert management’s attention from other more productive activities. Adverse determinations in such litigation could result in the loss of certain of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from selling our services.
     We own trademark registrations in the United States for many of the trademarks that we use, including HOLLYWOOD.COM and BROADWAY.COM, and some of our trademarks are registered in select foreign countries. We have also filed trademark applications in select foreign countries for the marks HOLLYWOOD MEDIA CORP., HOLLYWOOD.COM, and others. There can be no assurance that we will be able to secure adequate protection for these names or other trademarks in the United States or in foreign countries. If we obtain registration of those trademarks, we may not be able to prevent our competitors from using different trademarks that contain the words “Hollywood” or “Broadway.” Many countries have a “first-to-file” trademark registration system; and thus we may be prevented from registering our marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that our competitors or others will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion.
     Our inability to protect our HOLLYWOOD.COM and BROADWAY.COM marks and other marks adequately could impair our ability to maintain and expand such brands and thus impair our ability to generate revenue from these brands.
     Intellectual Properties Business. Hollywood Media has applied for trademark and copyright protection for each of its major intellectual property titles. Each of Hollywood Media and NetCo Partners currently has U.S. registered trademarks as well as pending trademark applications in the U.S. related to its respective business, and they also have foreign registered trademarks and pending trademark applications in several foreign jurisdictions. As Hollywood Media’s properties are developed, Hollywood Media intends to apply for further trademark and copyright protection in the United States and certain foreign countries.
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
     Failure to adequately protect these intellectual property rights could result in adverse consequences for these businesses due to the risks described above.

     We may become subject to liability for infringement of third-party intellectual property rights.
     There can be no assurance that third parties will not bring copyright or trademark infringement claims against us, or claim that our use of certain technology violates a patent. Even if these claims are not meritorious, they could be costly and could divert management’s attention from other more productive activities. If it is determined that we have infringed upon or misappropriated a third party’s proprietary rights, there can be no assurance that any necessary licenses or rights could be obtained on terms satisfactory to us, if at all. The inability to obtain any required license on satisfactory terms could force us to incur expenses to change the way we operate our businesses. If our competitors prepare and file applications that claim trademarks owned or registered by us, we may oppose these applications and have to participate in administrative proceedings to determine priority of right in the trademark, which could result in substantial costs to us, even if the eventual outcome is favorable to us. An adverse outcome could require us to license disputed rights from third parties or to cease using such trademarks. In addition, inasmuch as we license a portion of our content from third parties, our exposure to copyright infringement or right of privacy or publicity actions may increase; because we must rely upon such third parties for information as to the origin and ownership of such licensed content. We generally obtain representations as to the origins, ownership and right to use such licensed content and generally obtain indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representation. There can be no assurance that the outcome of any litigation between such licensors and a third party or between us and a third party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient, or that we will be able to obtain any additional license on commercially reasonable terms if at all.
     We must manage our growth in order to achieve the desired results.
     We have significantly expanded our data syndication, Internet and ticketing operations over the past six years through our acquisitions of the businesses of hollywood.com, Inc., CinemaSource, Inc., Baseline, Inc., BroadwayTheater.com, Inc., Theatre Direct NY, Inc., FilmTracker, Studio Systems, Inc. and CinemasOnline, and through the launch of Broadway.com and MovieTickets.com (Hollywood Media currently owns 26.2% of the equity of MovieTickets.com, Inc.). We plan to continue to expand our operations and market presence by entering into joint ventures, acquisitions, business combinations, investments, or other strategic alliances. These transactions create risks such as:
•	problems retaining key technical and managerial personnel;

•	the availability of financing to make acquisitions;

•	additional expenses of acquired businesses; and

•	the inability to maintain relationships with the customers or other business partners of acquired businesses.
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
     In addition, our intellectual property division is dependent on our ability to identify, attract and retain best-selling authors and media celebrities who create our intellectual properties. Our ability to enter into contracts with new authors or renew contracts would be impaired without the services of Dr. Martin Greenberg. See the risk factor “Our ability to attract qualified personnel and retain certain key personnel is critical to our business” below.
     Our operations could be negatively impacted by systems interruptions.
     The hardware and software used in our Internet and ticketing operations, or that of our affiliates, could be damaged by fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events. Our websites could also be affected by computer viruses, electronic break-ins or other similar disruptive problems. These system problems could negatively affect our business. Insurance may not adequately compensate us for any losses that may occur due to any failures or interruptions in systems. General Internet traffic interruptions or delays could also harm our business. As with Internet websites in general, our websites may experience slower response times or decreased traffic for a variety of reasons. Additionally, online service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. To the extent our services are disrupted, we could lose users of our websites and our ticketing and advertising revenues could decline.
     We are subject to additional security risks by doing business over the Internet.
     A significant obstacle to consumer acceptance of electronic commerce over the Internet has been the need for secure transmission of confidential information in transaction processing. Internet usage could decline if any well-publicized compromise of security occurred. We may incur additional costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. If a third person were able to misappropriate our users’ personal information or credit card information, we could be held liable for failure to adequately protect such information and subject to monetary damages to the extent our users suffer financial losses or other harm as a result thereof.
     We may not be able to adapt as technologies and customer expectations continue to evolve.
     To be successful, we must adapt to rapidly changing technologies by continually enhancing our websites and ticketing services and introducing new services to address our customers’ changing expectations. We must evaluate and implement new technologies that are available in the marketplace or risk that our customers will not continue using our services. Examples of technologies that we continue to implement or evaluate include those related to streaming and downloading of audio and video content on our websites, delivery of content over wireless devices and the convergence of cable television, wireless, satellite and Internet services and delivery systems. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to changes affecting providers of content and services through the Internet. Our customer base and thus our revenues could decrease if we cannot adapt to these changes.
     If our suppliers of tickets for Broadway or London’s West End shows did not sell us all the tickets we wish to buy, our financial results may be adversely affected.
     We are one of many licensed ticket agents that purchase and resell tickets for Broadway and London West End shows. We obtain the tickets we sell through our arrangements with theatre box offices and we maintain our own inventory of tickets for sale. If the box offices changed their policies or methods of ticket sales in a manner that resulted in our inability to buy all the tickets that we wish to buy for resale by our Broadway Ticketing division, then Hollywood Media’s revenues and financial results may be adversely affected. Some of our ticket suppliers require surety bonds to be maintained. If we are not able to maintain a sufficient level of bonding, we may be precluded from purchasing tickets.
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
     Several federal laws could have an impact on our business. The Digital Millennium Copyright Act establishes binding rules that clarify and strengthen protection for copyrighted works in digital form, including works used via the Internet and other computer networks. The Child Online Protection Act is intended to restrict the distribution of certain materials deemed harmful to children. The Children’s Online Privacy Protection Act of 1998 protects the privacy of children using the Internet, by requiring, among other things, (1) that in certain specific instances the operator of a website must obtain parental consent before collecting, using or disclosing personal information from children under the age of 13, (2) the operator of a website to make certain disclosures and notices on the website or online service regarding the collection, use or disclosure of such personal information, and (3) the operator of a website or online service to establish and maintain reasonable procedures to protect the confidentiality, security and integrity of personal information collected from children under the age of 13. Our efforts to comply with these and other laws subject our business to additional costs, and failure to comply could expose our business to liability.
     We are dependent on Mitchell Rubenstein and Laurie S. Silvers, our founders.
     Mitchell Rubenstein, our Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, our Vice Chairman, President and Secretary, have been primarily responsible for our organization and development. The loss of the services of either of these individuals would hurt our business. If either of these individuals were to leave Hollywood Media unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. The employment agreements between Hollywood Media and each of these individuals provide, among other things, that if we terminate either of their agreements without “cause,” we will have also terminated the other’s agreement without “cause.”
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
     Our articles of incorporation, shareholders’ rights plan and Florida law may discourage takeover attempts.
     Certain provisions of our articles of incorporation and our shareholders’ rights plan may discourage takeover attempts and may make it more difficult to change or remove management. Our articles of incorporation authorize the issuance of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. Under our shareholder’s rights plan adopted in 1996, our Board of Directors declared a dividend of one right for each share of common stock. If certain events, such as a takeover bid not approved by our Board, occur, the rights will then entitle most holders to purchase at a specified price, shares of a series of our preferred stock with special voting, dividend and other rights.
     In addition, Florida has enacted legislation that may deter or frustrate takeovers of Florida corporations, such as our company. The Florida “control share acquisitions” statute provides that shares acquired in a “control share acquisition” (which excludes transactions approved by our board of directors) will not have voting rights unless the voting rights are approved by a majority of the corporation’s disinterested shareholders. A “control share acquisition” is an acquisition, in whatever form, of voting power in any of the following ranges: (a) at least 20% but less than 33-1/3% of all voting power; (b) at least 33-1/3% but less than a majority of all voting power; or (c) a majority or more of all voting power.
     The state of Florida “affiliated transactions” statute requires approval by disinterested directors or supermajority approval by disinterested shareholders of certain specified transactions between a public corporation and holders of more than 10% of the outstanding voting shares of the corporation (or their affiliates).
     Our stock price is volatile.
     The trading price of our common stock has and may continue to fluctuate significantly. During the 24 months ended December 31, 2005, the trading price for our common stock on the Nasdaq Stock Market ranged from $2.31 to $5.69 per share. Our stock price may fluctuate in response to a number of events and factors, such as our quarterly operating results, announcements of new products or services, announcements of mergers, acquisitions, strategic alliances, or divestitures and other factors, including similar announcements by other companies that investors may consider to be comparable to us. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the companies. These broad market and industry fluctuations may cause the market price of our stock to decrease, regardless of our operating performance.

     Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise funds in new stock offerings.
     Future sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect prevailing market prices of our common stock and could impair our ability to raise capital through future offerings of equity securities. We may issue additional shares of common stock in connection with future financings, acquisitions or other transactions, or pursuant to outstanding stock options, warrants and other convertible securities, and we plan to issue additional stock options and stock grants from time to time to our employees and directors. We are generally unable to estimate or predict the amount, timing or nature of future issuances or public sales of our common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. In addition, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.
     We may require additional capital to finance our growth or operations and there can be no assurance that additional financing will be available on favorable terms.
     We have required substantial financing to fund our acquisitions, growth and operations since our inception, and we may require additional financing in the future. Our long-term financial success depends on our ability to generate sufficient revenue and cash flow to offset operating expenses. To the extent we do not generate sufficient revenues and cash flow to offset expenses we will require further financing to fund our ongoing operations. We cannot assure you that any additional financing will be available or if available, that it will be on favorable terms. The terms of any financing that we enter into will vary depending on many factors including, among other things, our then current financial condition, the market price of our common stock, and other characteristics and terms of our capital structure including outstanding options and warrants. We may seek to raise additional capital through public or private offerings of equity securities or debt financings. Our issuance of additional equity securities could cause dilution to holders of our common stock and may adversely affect the market price of our common stock. The incurrence of additional debt could increase our interest expense and other debt service obligations and could result in the imposition of covenants that restrict our operational and financial flexibility. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     Changes in securities laws and regulations may increase our costs.
     The Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder have imposed increased demands upon and required ongoing changes in some of our operational systems and processes, corporate governance, and compliance and disclosure processes, and the Nasdaq Stock Market has implemented changes in its requirements for companies that are Nasdaq-listed. These developments have resulted in, and future changes in such rules may result in, increases in our expenses for information systems, auditing and consulting fees, legal compliance and financial reporting costs. These developments could also make it more difficult for us to attract and retain qualified members of our board of directors or executive officers.
     We have identified a material weakness in our evaluation of internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002; failure to achieve and maintain effective internal controls could have a material adverse effect on our business and stock price.
     As reported in this Form 10-K under the caption “Item 9A — Controls and Procedures”, Hollywood Media’s management has identified a material weakness in internal controls and concluded that Hollywood Media’s internal control over financial reporting and disclosure controls were not effective. As described in Item 9A of this Form 10-K, we are in the process of remediating this weakness. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

     We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates.
     Market risk is the risk of loss arising from adverse changes in our assets or liabilities that might occur due to changes in market rates and prices, such as interest or foreign currency exchange rates, as well as other relevant market rate or price changes. We have an investment in a subsidiary in the United Kingdom that sells our services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A large decline in this foreign currency relative to the U.S. dollar might have a material adverse affect on Hollywood Media’s results of operations or financial condition. For additional discussion of market risk, see “Item 7A — Quantitative And Qualitative Disclosures About Market Risk” below.
     Other economic factors may adversely affect our future results or the market price of our stock (such as recession, war, terrorism).
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
Item 1B. Unresolved Staff Comments.
     At the time of filing of this Form 10-K, there are no unresolved comments for disclosure under this Item 1B.
Item 2. Properties.
     Hollywood Media leases office space in Florida, Connecticut, New York, California, Wisconsin and Lancashire, UK. The general terms of the leases for each of these locations are as follows:

		Current
Location	Square Feet	Monthly Rent	Expiration Date
Corporate Headquarters	10,820	$18,259	October 31, 2007
Boca Raton, FL

CinemaSource,	11,475	$21,898	September 30, 2010
EventSource,
ExhibitorAds
Ridgefield, CT

Theatre Direct International,	550	$1,700	March 31, 2009
Broadway.com and	3,230	$10,000	March 31, 2009
1-800-BROADWAY	3,250	$8,396	September 30, 2009
New York, NY	1,700	$4,706	March 31, 2006
	2,500	$7,375	July 31, 2007
	1,820	$5,195	September 30, 2007

Baseline/StudioSystems	5,765	$14,413	June 30, 2007
Santa Monica, CA	2,048	$5,836	June 30, 2007

Tekno Books	2,025	$1,441	Month to Month
Green Bay, WI	463	$350	Month to Month

CinemasOnline	3,710	$4,646	November 21, 2008
Lancashire, UK

Item 3. Legal Proceedings.
     See Note 15 — Commitments and Contingencies: Litigation in the Notes to Consolidated Financial Statements contained in Item 8 of Part II of this Form 10-K.
Item 4. Submission of Matters to a Vote of Shareholders.
     Not applicable.

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Market for Common Stock
     Hollywood Media’s common stock trades on The Nasdaq Stock Market (“Nasdaq”) under the symbol HOLL. The following table sets forth, for the periods indicated below, the high and low sales prices for the common stock, as reported by Nasdaq.

	High	Low
2004

First Quarter	$3.62	$2.31
Second Quarter	$4.07	$3.00
Third Quarter	$3.77	$3.10
Fourth Quarter	$5.09	$3.14

2005
First Quarter	$5.69	$4.34
Second Quarter	$5.00	$3.90
Third Quarter	$4.62	$3.88
Fourth Quarter	$4.50	$3.61
     Holders of Common Stock
     As of March 2, 2006, there were 193 record holders of Hollywood Media’s common stock.
     Dividend Policy
     Hollywood Media has never paid cash dividends on its common stock and currently intends to retain any future earnings to finance its operations and the expansion of its business. Therefore, the payment of any cash dividends on the common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon Hollywood Media’s earnings, capital requirements and financial condition and such other factors deemed relevant by the Board of Directors.
     Recent Sales of Unregistered Securities
     The following securities were issued by Hollywood Media during the year ended December 31, 2005, in transactions that were not registered under the Securities Act of 1933:
     On October 10, 2005, Hollywood Media issued 3,788 shares of common stock valued at $15,123 to the holder of a Debenture for interest due for the period July 1, 2005 through September 30, 2005.
     The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof and/or Regulation D thereunder, based upon investment representations to Hollywood Media.
     Hollywood Media previously reported additional issuances of securities during the year ended December 31, 2005 in transactions that were not registered under the Securities Act of 1933 in the following reports: Hollywood Media’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 9, 2005; Hollywood Media’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 9, 2005; and Hollywood Media’s Current Reports on Form 8-K filed on November 28, 2005, April 1, 2005 and January 7, 2005, respectively.
     Issuer Repurchases of Equity Securities
     Hollywood Media did not repurchase any shares of its common stock during 2005.

Item 6. Selected Financial Data.
     The following selected financial data has been derived from the audited Consolidated Financial Statements of Hollywood Media and should be read in conjunction with the following statements and the notes thereto included in Item 8 of this Form 10-K report: Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004; and Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003. The Consolidated Balance Sheets as of December 31, 2003, 2002 and 2001, and Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 are not included in this report.

	YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA:

Net revenues:
Ticketing	$78,890,718	$59,689,971	$52,266,539	$45,333,627	$36,038,031
Data	10,618,631	7,990,473	6,940,971	6,185,290	5,843,764
Other	6,105,090	5,298,223	5,651,452	6,234,200	8,273,006

Total net revenues	95,614,439	72,978,667	64,858,962	57,753,117	50,154,801

Operating Expenses:
Cost of revenues — ticketing	67,515,534	51,781,133	44,850,254	39,930,761	30,686,558
Editorial, production, development and technology (exclusive of depreciation, and amortization shown separately below)	5,885,429	5,137,458	5,347,062	5,587,852	6,208,161
Selling, general and administrative	12,198,054	11,476,024	7,932,293	9,394,511	11,332,662
Payroll & benefits	16,485,885	12,275,369	10,774,386	11,438,585	8,217,662
Amortization of CBS advertising	—	38,807	885,974	11,251,566	27,822,802
Impairment Loss — CBS advertising	—	—	—	57,274,680	—
Write-off prepaid trade credits	—	—	—	655,500	—
Depreciation and amortization	2,414,413	2,221,100	2,624,729	3,074,614	8,886,350
Provision for closed stores and lease termination costs	—	—	—	(14,644)	(247,657)

Total operating expenses	104,499,315	82,929,891	72,414,698	138,593,425	92,906,538

Operating loss	(8,884,876)	(9,951,224)	(7,555,736)	(80,840,308)	(42,751,737)

Equity in earnings of unconsolidated investees	533,228	576,317	957,681	234,504	1,470,392

Interest — net	(552,841)	(2,611,081)	(1,442,707)	(1,272,879)	(144,289)
Other — net	159,414	776,572	1,163,308	(250,566)	(94,403)
Minority interest	(168,107)	(388,383)	(564,233)	(665,529)	(309,868)

Net loss	$(8,913,182)	$(11,597,799)	$(7,441,687)	$(82,794,778)	$(41,829,905)

Net loss per share — basic and diluted	$(0.28)	$(0.42)	$(0.36)	$(3.24)	$(1.61)

Weighted average common and common equivalent shares outstanding - basic and diluted	31,470,307	27,784,850	20,829,183	25,535,626	26,056,911

	AS OF DECEMBER 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
Cash and cash equivalents	$7,058,017	$6,330,394	$1,867,999	$2,342,238	$1,980,966
Working capital (deficit)	(3,929,668)	(1,951,662)	(6,490,321)	(1,605,147)	10,307,769
Total assets	83,302,950	69,811,599	56,881,021	61,752,923	143,370,219
Capital lease obligations, including current portion	163,912	234,626	406,328	578,629	1,118,010
Convertible debentures — net	940,927	799,152	4,027,629	3,223,988	—
Senior Unsecured Notes	5,402,255	—	—	—	—
Total shareholders’ equity	$42,399,092	47,149,270	34,285,699	40,047,843	127,171,496

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     The following discussion and analysis should be read in conjunction with Hollywood Media’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
Overview
     Hollywood Media is a provider of information, data, news and other content, and ticketing to consumers and businesses covering the entertainment, Internet and media industries. We own and operate a number of business units focused on the entertainment and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway ticket sales, data syndication, subscription fees, content licensing fees, advertising, and book development license fees and royalties. Our Data Business includes CinemaSource, EventSource, ExhibitorAds and Baseline/StudioSystems. Our Broadway Ticketing business includes Broadway.com, 1-800-Broadway and Theatre.com. These services supply media outlets with specific information on entertainment events, such as movies, live theater and concerts, and sell tickets for live theater. Hollywood Media’s businesses also include an intellectual property business, as well as Hollywood.com and a minority interest in MovieTickets.com. In addition, Hollywood Media owns and operates the cable television network, Hollywood.com Television.
Acquisitions since 1998
     Since 1998, we have significantly expanded our business through acquisitions of other entertainment-related businesses and the development of strategic relationships with media companies, including the items listed below. These changes to our business have affected our results of operations and financial condition.
•	On May 18, 1999, we purchased substantially all of the assets of CinemaSource, Inc., a business to business company that licenses movie showtimes and other movie-related information to newspaper companies, Internet companies, wireless businesses and others.

•	On May 20, 1999, we acquired the capital stock of hollywood.com, Inc. which owns Hollywood.com.

•	On August 31, 1999, we purchased substantially all of the motion picture-related data assets of Paul Kagan Associates, Inc., including Baseline, a movie and television database website, and several movie-related professional publications.

•	Effective January 3, 2000, we completed agreements with CBS providing for the issuance to CBS of 6,672,031 shares of our common stock in exchange for $100 million of stated value of CBS advertising, promotion and content over seven years across its full range of media properties, valued at $130 million, and $5.3 million in cash. On March 28, 2000, CBS exercised a warrant to acquire 1,178,892 shares of our common stock by delivering $5.5 million in cash plus $5.5 million in additional CBS advertising. In August 2002, these agreements were terminated and such shares were reacquired by Hollywood Media pursuant to an Exchange Agreement with Viacom, resulting in the recording of a $57,274,680 impairment loss. See “Amortization of CBS Advertising and Impairment Loss Related to CBS Advertising” below.

•	On May 1, 2000, we launched Broadway.com and we acquired substantially all the assets of BroadwayTheater.com, Inc. which sold theater tickets online predominately for Broadway, off-Broadway and London’s West End. We simultaneously consolidated BroadwayTheater.com into Broadway.com.

•	Effective September 15, 2000, we acquired Theatre Direct NY Inc., d/b/a Theatre Direct International (“TDI”), a ticketing wholesaler of Broadway, off-Broadway and London theater tickets to businesses, including travel agencies and tour operators, groups, individuals, and educational institutions.

•	On July 27, 2001, we acquired the assets of Always Independent Entertainment Corp. (“AlwaysI”), which offers independent films to subscribers over the Internet and licenses films to third parties.

•	On October 19, 2001, we acquired 1-800-BROADWAY which we use to sell Broadway tickets by phone and as a complement to the sale of Broadway tickets on our Broadway.com website.

•	On January 14, 2002, Fountainhead Media Services acquired a 20% equity interest in Baseline, Inc., a wholly owned subsidiary of Hollywood Media. Consideration consisted of a $2 million promissory note payable to Hollywood Media and the contribution by Fountainhead Media of its FilmTracker database, intellectual property rights, all existing contracts and content management system with a stated value of $2 million. Our Baseline service was integrated with FilmTracker, resulting in a combined service incorporating Baseline’s data with FilmTracker’s content management system and interface. On January 7, 2004, we exchanged the $2 million promissory note for the 20% equity interest owned by Fountainhead, and we now own 100% of our subsidiary that owns Baseline.

•	In January 2002, we launched ExhibitorAds as an expansion of the CinemaSource operations. ExhibitorAds leverages the movie theater showtimes from the CinemaSource data collection systems and our relationship with various exhibitors creating exhibitor paid ads for insertion in newspapers around the country.

•	In July 2002 we launched two new digital cable television channels, “Totally Hollywood TV” and “Totally Broadway TV,” which we renamed Hollywood.com Television and Broadway.com Television in 2004. The digital cable TV networks provide on-demand video content and on some cable systems up-to-date showtimes for the latest box office movies and current Broadway shows.

•	On August 28, 2002, Hollywood Media Corp. entered into an Exchange Agreement with Viacom Inc. pursuant to which Viacom re-conveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media’s common stock, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media’s common stock were cancelled. Under the Exchange Agreement, Viacom also paid Hollywood Media $2.0 million in cash, and Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties for use through December 31, 2003. This Exchange Agreement terminated various agreements with CBS, completed in January 3, 2000 as detailed above.

•	On July 1, 2004 , Hollywood Media consummated our acquisition by merger of 100% of the outstanding common stock of Studio Systems, Inc. (“SSI”), one of the leading entertainment industry database and information service providers. As a result of the acquisition, SSI became a subsidiary of Hollywood Media and its business was integrated with our Baseline/FilmTracker subsidiary now known as Baseline/StudioSystems.

•	On November 23, 2005 Hollywood Media consummated our acquisition of 100% of the outstanding common stock of the U.K. based CinemasOnline, a group of advertising sales and data services companies focused primarily on selling advertising on cinema and live theatre websites in the U.K. and Ireland. CinemasOnline became a subsidiary of CinemaSource UK Limited, a wholly-owned subsidiary of Hollywood Media.

RESULTS OF OPERATIONS
     Year ended December 31, 2005 (“fiscal 2005”) as compared to the year ended December 31, 2004 (“fiscal 2004”) and year ended December 31, 2003 (“fiscal 2003”).
Composition of our business segments are as follows:
•	Broadway Ticketing — sells tickets via Broadway.com, 1-800-BROADWAY and TDI to live theater events for Broadway, Off-Broadway and London, and hotel and restaurant packages, to consumers, domestic and international travel professionals including travel agencies and tour operators, and educational institutions.

•	Data Business — licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events to media, wireless and Internet companies), ExhibitorAds (which creates exhibitor-paid directory ads for insertion in newspapers in the U.S. and provides other exhibitor marketing services), and Baseline/StudioSystems (generates license fees through paid subscription database, with customers including movie studios, movie and TV production companies and professionals in the feature film and television industry, and web portals).

•	Internet Ad Sales — sells advertising on Hollywood.com and Broadway.com, and includes CinemasOnline which sells advertising on cinema and live theatre websites in the U.K.

•	Intellectual Properties — owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes a 51% interest in Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners.

•	Cable TV — comprised of Hollywood.com Television and Broadway.com Television which offer interactive entertainment information with on-demand video content to subscribers in certain cable TV systems of the cable television distributors including Cablevision Systems, Cox Communications, Comcast, Insight Communication, Mediacom, Charter and Bresnan.

•	Other — is comprised of corporate-wide expenses such as insurance, accounting, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls.
     The following tables summarize changes in Hollywood Media’s revenue and operating expense by reportable segment for the years 2005, 2004 and 2003. For additional financial information regarding Hollywood Media’s reportable segments, see Note 17 — Segment Reporting in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K report.

Net Revenues Analysis	Net Revenues		2004 to	2004 to
			2005	2005%
	2005	2004	Change	Change
Broadway Ticketing	$78,890,718	$59,689,971	$19,200,747	32%
Data Business	10,618,631	7,990,473	2,628,158	33%
Internet Ad Sales	4,513,676	2,814,921	1,698,755	60%
Intellectual Properties	1,550,580	2,483,302	(932,722)	(38%)
Cable TV	40,834	—	40,834	100%
Other	—	—	—	—

TOTALS	$95,614,439	$72,978,667	$22,635,772	31%

	Net Revenues		2003 to	2003 to
			2004	2004%
	2004	2003	Change	Change
Broadway Ticketing	$59,689,971	$52,266,539	$7,423,432	14%
Data Business	7,990,473	6,940,971	1,049,502	15%
Internet Ad Sales	2,814,921	2,812,173	2,748	0%
Intellectual Properties	2,483,302	2,836,279	(352,977)	(12%)
Cable TV	—	3,000	(3,000)	(100%)
Other	—	—	—	—

TOTALS	$72,978,667	$64,858,962	$8,119,705	13%

Operating Expense Analysis	Operating Expenses		2004 to	2004 to
			2005	2005
	2005	2004	Change	Change
Broadway Ticketing	$76,092,532	$58,135,785	$17,956,747	31%
Data Business	8,311,124	7,452,828	858,296	12%
Internet Ad Sales	6,368,233	5,234,342	1,133,891	22%
Intellectual Properties	1,170,944	1,676,081	(505,137)	(30%)
Cable TV	720,766	872,901	(152,135)	(17%)
Other	11,835,716	9,557,954	2,277,762	24%

TOTALS	$104,499,315	$82,929,891	$21,569,424	26%

	Operating Expenses		2003 to	2003 to
			2004	2004
	2004	2003	Change	Change
Broadway Ticketing	$58,135,785	$50,838,944	$7,296,841	14%
Data Business	7,452,828	6,327,818	1,125,010	18%
Internet Ad Sales	5,234,342	5,876,714	(642,372)	(11%)
Intellectual Properties	1,676,081	1,773,481	(97,400)	(5%)
Cable TV	872,901	900,104	(27,203)	(3%)
Other	9,557,954	6,697,637	2,860,317	43%

TOTALS	$82,929,891	$72,414,698	$10,515,193	15%

Comparison of Percentage Changes in Net Revenues and Operating Expenses

	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004
	Revenues	Operating Expenses	Revenues	Operating Expenses
Increase (decrease) in -
Broadway Ticketing	32%	31%	14%	14%
Data Business	33%	12%	15%	18%
Internet Ad Sales	60%	22%	0%	(11%)
Intellectual Properties	(38%)	(30%)	(12%)	(5%)
Cable TV	100%	(17%)	(100%)	(3%)
Other	—	24%	—	43%

TOTALS	31%	26%	13%	15%

Net Revenues
     Total net revenues for fiscal 2005 were $95,614,439 compared to $72,978,667 and $64,858,962 for fiscal 2004 and 2003, respectively. Revenues increased $22,635,772, or 31%, in fiscal 2005 from fiscal 2004 and increased $8,119,705, or 13%, in fiscal 2004 from fiscal 2003. The increase in net revenues for fiscal 2005 as compared to fiscal 2004 is primarily the result of increases in Broadway ticketing revenue of $19,200,747, Data Business revenue of $2,628,158 and Internet Ad Sales revenue of $1,698,755 offset in part by a decrease in Intellectual Properties revenue of $932,722. We recorded approximately $15,000 in barter revenue in fiscal 2005, and none for 2004 or 2003. In fiscal 2005, net revenues were derived 82% from Broadway Ticketing, 11% from Data Business, 5% from Internet Ad Sales and 2% from Intellectual Properties. In fiscal 2004, Broadway Ticketing represented 82% of all net revenues, Data Business represented 11%, Internet Ad Sales represented 4% and Intellectual Properties represented 3%. In fiscal 2003, Broadway Ticketing represented 81% of all revenues, Data Business represented 11%, Internet Ad Sales represented 4% and Intellectual Properties represented 4%.
     Broadway Ticketing net revenue for fiscal 2005 was $78,890,718 as compared to $59,689,971 for fiscal 2004, and $52,266,539 for fiscal 2003. Broadway Ticketing net revenue increased $19,200,747, or 32%, for fiscal 2005 from fiscal 2004 and increased $7,423,432, or 14%, for fiscal 2004 from fiscal 2003. The increase in Broadway Ticketing net revenue in fiscal 2005 is the result of an increase in sales to consumers attributed primarily to the launch of the new Broadway.com website in November 2004, hotel package sales and changes in our marketing and advertising strategies as well as growth in tourism in New York City. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London’s West End both online via Broadway.com and offline via 1-800-BROADWAY to domestic and international travel professionals, traveling consumers and New York area theater patrons. Ticketing revenue is recognized on the date of performance of the show. Ticket revenue received for performances yet to take place is recorded as deferred revenue on our balance sheet. For a discussion of adjustments made to 2005 ticketing revenue and cost of revenue-ticketing, see Note 18 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K report.
     Data Business net revenue (which includes CinemaSource, EventSource, ExhibitorAds and Baseline/StudioSystems) was $10,618,631 for fiscal 2005 compared to $7,990,473 for fiscal 2004, and $6,940,971 for fiscal 2003. Data Business net revenue increased $2,628,158, or 33%, for fiscal 2005 from fiscal 2004 and $1,049,502, or 15%, for fiscal 2004 from fiscal 2003. The increase in Data Business revenue from fiscal 2004 to fiscal 2005 is attributable primarily to the July 2004 acquisition of Studio Systems, Inc. and an increase in revenues from our Source and Baseline businesses due to internal growth in customers and increased sales to existing customers. The increase in Data Business revenue in fiscal 2004 from fiscal 2003 is largely attributable to the July 2004 acquisition of Studio Systems, Inc., offsetting a decrease in EventSource revenues resulting from a reduction in the level of event coverage in some smaller geographical markets. Barter transactions included in the Data Business revenues were approximately $15,000 in fiscal 2005 and $0 for fiscal 2004 and fiscal 2003 respectively. Hollywood Media received consulting and promotional items in exchange for database licenses.
     Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to other media outlets and Internet companies including newspapers such as The New York Times, Internet companies including AOL’s Moviefone and Digital City, MSN, Yahoo!, Google, and Lycos, and wireless providers. Revenue for ExhibitorAds is generated by creating exhibitor paid directory ads for insertion in newspapers. Baseline/StudioSystems is a film and television database, licensing its data to customers including businesses and professionals in the entertainment industry and generates revenues from subscriptions as well as syndication of its data.
     Internet Ad Sales net revenue was $4,513,676 for fiscal 2005 as compared to $2,814,921 for fiscal 2004 and $2,812,173 for fiscal 2003. Internet Ad Sales net revenue increased $1,698,755, or 60%, for fiscal 2005 from fiscal 2004 and remained essentially unchanged in fiscal 2004 as compared to fiscal 2003. The increase in Internet Ad Sales from fiscal 2004 to fiscal 2005 is primarily due to increased ad sales on Hollywood.com and Broadway.com websites and increased commissions from advertising on MovieTickets.com, as well as the acquisition of UK-based CinemasOnline. Internet Ad Sales revenue is generated from the sale of advertisements and sponsorships on Hollywood.com and Broadway.com. as well as advertisements generated by CinemasOnline. Hollywood Media also earns commissions on ad sales which Hollywood Media sells for placement on MovieTickets.com.

     Intellectual Properties revenues were $1,550,580 for fiscal 2005, compared to $2,483,302 for fiscal 2004 and $2,836,279 for fiscal 2003. Net revenues generated from Intellectual Properties decreased $932,722, or 38%, in fiscal 2005 from fiscal 2004 and decreased $352,977, or 12%, in fiscal 2004 from fiscal 2003. The decrease in revenues from fiscal 2004 to fiscal 2005 was attributable to fewer manuscripts delivered in 2005 as well as the sluggishness of the publishing industry. The decrease in fiscal 2004 is attributed to a series of six books (Left Behind), five of which were completed, delivered and accounted for in fiscal 2003, and the sixth and last book of the series was completed, delivered and accounted for in fiscal 2004. The Intellectual Properties division generates revenues from several different activities including book development and licensing, and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. This division does not include NetCo Partners, which is reported separately; see “Equity in Earnings of Unconsolidated Investees” below.
Equity in Earnings of Unconsolidated Investees
Equity in earnings of unconsolidated investees consists of the following:

	As of December 31,
	2005	2004	2003
NetCo Partners (a)	$533,228	$576,317	$957,681
MovieTickets.com (b)	—	—	—

	$533,228	$576,317	$957,681

     (a) NetCo Partners
     NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method. Hollywood Media’s 50% share of earnings of NetCo Partners was $533,228 for fiscal 2005 a decrease of 7% or $43,089 as compared to $576,317 for fiscal 2004. Our 50% share of earnings was $957,681 for fiscal 2003. Revenues decreased for fiscal 2004 compared to fiscal 2003 primarily due to a per book payment decrease for NetForce books numbers 9 and 10 delivered to the North American publisher in fiscal 2004. Revenues vary year to year dependent on the timing of deliveries of manuscripts to the publisher. Costs related to the acquisition, development and sales of the intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.
     (b) MovieTickets.com, Inc.
     Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. (“AMC”) and National Amusements, Inc. to form MovieTickets.com, Inc. (“MovieTickets.com”). Effective August 2000, the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over five years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising in most participating exhibitors’ movie screens. In March 2001, America Online, Inc. (“AOL”) purchased a non-interest bearing convertible preferred voting equity interest in MovieTickets.com for $8.5 million in cash. AOL converted its preferred stock into common stock in 2005.

     Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. at December 31, 2005, and shares in 26.2% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.2% of MovieTickets.com income or loss as equity in earnings of investees. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media had not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media has recorded no income or losses for its investment in MovieTickets.com for fiscal 2005, 2004, and 2003.
     MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com website in May 2000 with several major movie theater exhibitors. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at “will call” windows or kiosks at theaters or the user can print at home for theatres with that capacity. The website generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising. Service fees on ticket sales were introduced in November 2000. MovieTickets.com’s participating exhibitors operate theaters located in all of the top twenty markets and approximately 70% of the top 50 and top 100 markets in the United States and Canada and represent approximately 50% of the top 50 and top 100 grossing theaters in North America. Additionally, MovieTickets.com operates in the United Kingdom. See Item 1 — Business, and Note 14 to Consolidated Financial Statements for additional information about MovieTickets.com.
Operating Expenses
     Cost of Revenues — Ticketing. Cost of revenues — ticketing was $67,515,534 for fiscal 2005 compared to $51,781,133 for fiscal 2004 and $44,850,254 for fiscal 2003. Cost of revenues consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment. As a percentage of ticketing revenues, cost of revenues — ticketing was 86%, 87% and 86% for fiscal 2005, 2004 and 2003, respectively. The reduction in cost of revenue as a percentage of ticketing revenue in 2005, as compared to 2004, was due in part to a greater proportion of higher margin consumer ticket sales and an increase in sellables (e.g., insurance, restaurant vouchers). The increase in cost of revenue as a percentage of ticketing revenue in 2004, as compared to 2003, was due in part to the change in the mix of ticket sales.
     Editorial, Production, Development and Technology. Editorial, production, development and technology costs consist of payroll and related expenses for the editorial and production staff responsible for creating content on the company’s websites for our Internet Ad Sales and Data Business segments. Internet access and computer related expenses for the support and delivery of each division’s services and fees, and royalties paid to authors and co-editors for the Intellectual Properties segments, are also included. Editorial, production, development and technology expense for fiscal year 2005 was $5,885,429 compared to $5,137,458 for fiscal 2004 and $5,347,062 for fiscal 2003. As of percentage of our other (non-ticketing) revenues, these costs were 35%, 39% and 42% for fiscal 2005, 2004 and 2003, respectively. The 2005 decrease in Editorial, Production, Development and Technology as a percentage of revenue is due in part to the relatively lower incremental costs associated with the increased 2005 revenues in the Data Business segment slightly offset by the increase in the cost of sales for the Internet Ad Sales segment due to the acquisition of CinemasOnline which has a higher cost of sales.
     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist of occupancy costs, production costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising representative firms and other parties). Selling, general and administrative expenses for fiscal 2005 were $12,198,054 as compared to $11,476,024 and $7,932,293 for fiscal 2004 and 2003, respectively. Selling, general and administrative expenses increased $772,030 or 6% in fiscal 2005, as compared to fiscal 2004, due in large part to increased advertising expense in the Broadway Ticketing and Internet Ad Sales divisions and increased expenses in consulting and auditing fees primarily relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Selling, general and administrative expenses increased by $3,543,731, or 45%, in fiscal 2004 compared to fiscal 2003 due in large part to expenses relating to the 2004 settlement of the Water Garden lease litigation case, increased consulting and auditing fees primarily relating to compliance with Section 404 of the Sarbanes Oxley Act of 2002 which was new in 2004 (our first assessment report), along with increased costs relating to the acquisition of Studio Systems in 2004, and an increase in advertising expense in the Broadway Ticketing and Internet Ad Sales divisions. As a percentage of net revenue, selling, general and administrative expenses decreased to 13% for fiscal 2005 from 16% for fiscal 2004 and was 12% for fiscal 2003. Barter expense included in selling, general and administrative expense was approximately $15,000 for fiscal year 2005 and $0 in fiscal 2004 and fiscal 2003.
     We have partially implemented and are in the process of developing and implementing additional efficiency improvements and cost-savings measures anticipated to reduce various elements of SG&A expenses, including certain overhead reductions, the installation of a new accounting system, and the installation of a new, more robust Broadway ticketing software system to streamline our ticketing functionality and improve efficiencies. These various cost-saving measures are being incrementally implemented during 2006 and we expect to realize additional savings in applicable expenses over time as the initiatives increasingly take hold. As part of these cost-saving measures, we have outsourced part of our information technology services to India and are beginning the implementation phase of additional offshore outsourcing initiatives intended to achieve significant reductions in certain SG&A expenses relating to our Data Business segment and information technology services. These measures should also help us control portions of our payroll and benefits costs (discussed below).
Payroll and Benefits.
     Payroll and benefits expenses consist of payroll and benefits including any other types of compensation benefits as well as human resources and administrative functions.
     Payroll and benefits expenses for fiscal 2005 were $16,485,885 as compared to $12,275,369 for fiscal 2004, an increase of $4,210,516, or 34%, and $10,774,386 for fiscal 2003. Payroll and benefits expenses in 2004 increased by $1,500,983, or 14%, over 2003. As a percentage of net revenues, payroll and benefits expenses were approximately 17% in each of fiscal 2005, 2004 and 2003.
     The increase in costs from fiscal 2004 to fiscal 2005 relating to payroll and benefits was due in large part to the following factors: addition of new staff in certain departments including the MIS and Internet Ad Sales departments; approximately $883,000 in expenses for executive bonuses; $750,000 in non-cash expenses related to employee stock compensation; and discretionary and/or contractual compensation increases granted to various personnel. Our growing ticket volume on Broadway.com in fiscal 2005 required temporary increases in technology and customer service personnel resources until our new ticketing system under development is launched in 2006.
     The payroll costs increase from 2003 to fiscal 2004 was due in part to additional resources hired in the MIS and Internet Ad Sales departments and the acquisition of Studio Systems, Inc. in July 2004.
     See the discussion of cost-savings measures described above under “Selling, general and administrative” which includes descriptions of initiatives that we expect to help control costs included in Payroll and Benefits, including outsourcing and other system efficiencies.
     Amortization of CBS Advertising and Impairment Loss Relating to CBS Advertising. Amortization of CBS advertising relating to our agreements with Viacom was $0 for fiscal 2005 compared to $38,807 and $885,974 for fiscal 2004 and 2003, respectively. Under our agreements with Viacom, Hollywood Media issued shares of common stock and warrants in exchange for cash and CBS’s advertising and promotional efforts over seven years across its full range of media properties. The fair value of the common stock and warrants issued to Viacom was recorded in the balance sheet as deferred advertising and amortized as the advertising is used each related contract year. Since June 30, 2004, unamortized deferred advertising has been zero.

     On August 28, 2002, an Exchange Agreement (“Exchange Agreement”) was entered into among Hollywood Media, its wholly owned subsidiaries, hollywood.com, Inc. and Broadway.com, Inc., and Viacom Inc. Pursuant to the Exchange Agreement, Viacom re-conveyed to Hollywood Media an aggregate of 8,614,687 shares of Hollywood Media’s common stock, $.01 par value per share, and warrants held by Viacom to purchase 262,973 shares of Hollywood Media’s common stock were cancelled. The common stock and warrants had a fair value of $10,656,657 at the time of the Exchange Agreement. Viacom also paid Hollywood Media $2.0 million in cash and Hollywood Media retained $5.0 million in non-cash advertising and promotion across CBS properties for use through December 31, 2003. Each of the Advertising and Promotion Agreement and Content License Agreement, dated as of January 3, 2000, between hollywood.com, Inc. and Viacom, including hollywood.com, Inc.’s right to air additional advertising and promotion on CBS properties, was terminated. The remaining recorded value of the terminated advertising and promotion under the Advertising and Promotion Agreement and Content License Agreement at the time of the Exchange Agreement was $70,998,003 (representing approximately $49 million in stated actual advertising). Hollywood Media recorded a non-cash impairment loss of $58,341,346 in August 2002, the difference between the advertising cancelled and the fair value of the common stock and warrants returned by Viacom, plus the $2.0 million in cash paid by Viacom. In addition, during 2001 Viacom had prepaid to Hollywood Media, in cash, for advertising to be delivered in 2002 and 2003. At August 28, 2002, the value of the deferred advertising revenue remaining on Hollywood Media’s balance sheet was $1,066,666. This balance reduced the impairment loss recorded. The aggregate impairment loss recorded in August 2002 was $57,274,680.
Depreciation and Amortization.
     Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, equipment under capital leases and amortization of goodwill and intangibles. Depreciation and amortization expense was $2,414,413 for fiscal 2005 as compared to $2,221,100 and $2,624,729 for fiscal 2004 and 2003, respectively. Depreciation and amortization increased $193,313, or 9%, in fiscal 2005 compared to fiscal 2004 and decreased $403,629, or 15%, in fiscal 2004 compared to fiscal 2003. The increase in depreciation and amortization expense from fiscal 2004 to fiscal 2005 is primarily due to additions of computers and software in the equipment category. The decrease from 2003 to 2004 is primarily due to certain tangible assets becoming fully amortized.
Interest, net
     Interest, net was $552,841 for fiscal 2005, as compared to $2,611,081 and $1,442,707 for fiscal 2004 and 2003, respectively. The decrease of $2,058,240, or 79%, in interest, net in fiscal 2005 as compared to fiscal 2004 was primarily attributable to a $4.7 million decrease in outstanding principal of Convertible Debentures which converted into common stock in 2004, resulting in lower interest expense in 2005 (due to the reduced amount of Debentures outstanding), and which conversion also resulted in increased interest charges in 2004 due to associated amortization relating to the converted Debentures. For fiscal 2004, $2,299,846 was recorded in interest expense for the amortization of the deferred finance costs, beneficial conversion and discount relating to the Debentures. The increase in interest, net, from fiscal 2003 to fiscal 2004 was due primarily to such increased amortization resulting from the early conversion of a portion of the convertible debentures in 2004.
Other, net
     Other, net was $159,414 for fiscal 2005, as compared to $776,572 and $1,163,308 for fiscal 2004 and 2003, respectively. The decrease of $617,158, or 79%, in other, net in fiscal 2005 over fiscal 2004 was primarily attributable to a gain of $719,250 recognized in the first quarter of fiscal 2004 upon termination of a put/call option in connection with a third party’s surrender of its 20% equity interest in our subsidiary that owns Baseline. The decrease of $386,736, or 33%, in other, net in fiscal 2004 over fiscal 2003 was primarily because of the reduction in gain on a put-call option held by a former minority shareholder of Baseline was greater in 2004 than 2003 (See Note 4 to Hollywood Media’s Consolidated Financial Statements included in this Form 10-K).

Net Loss and Loss Per Share
     Hollywood Media’s net loss for fiscal 2005 was $8,913,182 as compared to a net loss of $11,597,799 and $7,441,687 for fiscal 2004 and 2003, respectively. The net loss decreased in fiscal 2005 as compared to fiscal 2004 by $2,684,617, or 23%, due primarily to our 2005 revenue growth of $22,635,772 and a $2,058,240 decrease in interest expense in 2005 (described above), offset by a $21,569,424 increase in operating expenses (discussed above) including SG&A and Payroll and Benefits expense increases. The net loss increased in fiscal 2004 as compared to fiscal 2003 by $4,156,112, or 56%, due primarily to increases in operating expenses including SG&A (resulting in part from 2004 being our first year of Sarbanes-Oxley internal control audit and consulting costs, as well as costs relating to the 2004 acquisition and integration of Studio Systems) and Payroll and Benefits expense increases. Net loss per basic and diluted share for fiscal 2005 was $0.28, a 33% decrease, as compared to a net loss per basic and diluted share of $0.42 for fiscal 2004. The net loss per basic and diluted share for fiscal 2004 was $0.42 as compared to a net loss per basic and diluted share for 2003 of $0.36.
LIQUIDITY AND CAPITAL RESOURCES
     Hollywood Media’s cash and cash equivalents were $7,058,017 at December 31, 2005 as compared to $6,330,394 at December 31, 2004, an increase of $727,623. Our net working capital deficit (defined as current assets less current liabilities) was $3,929,668 at December 31, 2005 as compared to $1,951,662 at December 31, 2004.
     Net cash used in operating activities was $3,952,944 during 2005, which cash usage included, among other things, an increase in Broadway ticketing inventory held for sale of $724,875 and $2,738,747 in cash outlays for financial and internal control audit and consulting fees relating to our 2005 and 2004 audits. This compared to $5,772,737 of net cash used in operating activities during 2004, which cash usage included, among other things, $907,617 to purchase Broadway ticketing inventory held for sale during 2004 and 2005, payment of $847,805 in settlement of the Water Garden litigation and $1,028,997 in cash outlays for financial and internal control audit and consulting fees relating to our 2004 audit. Net cash used in investing activities was $4,653,810 during 2005, which cash usage included, among other things, $3,647,437 used for the CinemasOnline acquisition and $1,123,360 used for capital expenditures. This compared to $5,608,216 of net cash used in investing activities during 2004, which cash usage included, among other things, an aggregate of $3,958,758 used for the Studio Systems acquisition, including escrow, and $1,431,037 used for capital expenditures. Net cash provided by financing activities was $9,334,377 during 2005, which was comprised primarily of $6,595,690 in proceeds from our sale of Senior Notes, net of issuance costs (as further described below), $2,128,124 in stock option and warrant exercise proceeds and $780,000 in cash proceeds from the issuance of shares to a consultant, and was partially offset by payments under capital leases obligations. This compares to $15,843,348 in net cash provided by financing activities during 2004, which was comprised primarily of net proceeds resulting from Hollywood Media’s private placement of common stock during the first quarter of 2004 as further described below.
2004 Private Placement
     In February 2004, Hollywood Media completed a private placement of common stock, which included the issuance of 5,773,355 shares of common stock to investors and five-year warrants to purchase an aggregate of 1,732,006 shares of common stock with an exercise price of $2.84 per share. Hollywood Media net cash proceeds from the private placement were approximately $15.1 million after deduction of expenses in connection with the transaction. Hollywood Media received approximately $803,664 net of placement agent commission, from the exercise of a portion of these warrants during 2005.
Senior Unsecured Notes Issued in 2005
     On November 23, 2005, Hollywood Media issued and sold $7,000,000 aggregate principal amount of its Senior Unsecured Notes (the “Senior Notes”) for aggregate gross cash proceeds of $7,000,000. The notes carry an 8% interest rate and an initial 12 month term, on which interest is payable in quarterly installments commencing December 31, 2005. The principal is payable in cash or, at Hollywood Media’s option, in shares of Hollywood Media’s common stock valued on a per share basis at a 5% discount from the 20-day volume-weighted average market price per share of the common stock (“VWAP “) as of the payment date, subject to certain conditions to such option including but not limited to the requirement that the shares be registered for resale. Hollywood Media’s proceeds related to the issuance, net of issuance costs, was $6,595,690. The holders of the Senior Notes also received warrants to purchase 700,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share. In March of 2006, Hollywood Media exercised its option under the terms of the Senior Notes, to extend the maturity date of the Senior Notes to May 23, 2007 in exchange for the delivery of additional five-year warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock with exercise price per share at $4.29. The Senior Notes are not convertible at the option of the holders.
May 2002 Convertible Debentures
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
Outlook
     The growth of our businesses, including our data syndication, ticketing and Internet ad sales operations has required substantial financing and may require additional financing to fund our growth plans and for working capital. Based on our plans and assumptions for operations and investment and financing activities during 2006, we estimate that our cash and cash equivalents on hand, anticipated cash flow from operations, and potential amounts available if we undertake further equity or debt financing, will be sufficient to meet our working capital and investment requirements through the end of the twelve-month period ending December 31, 2006. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations.

     In 2005, Hollywood Media invested approximately $3.9 million in cash, of which $0.1 million remains in escrow pending resolution of certain indemnification items, to consummate its acquisition of U.K. based CinemasOnline for integration with our Source Business and our Internet Ad Sales division.
     We currently anticipate additional capital expenditures in 2006 to be approximately $1.8 million for various systems and equipment upgrades. These anticipated 2006 capital expenditures do not include any estimates for business acquisitions.
     During 2005 we made cash outlays in connection with preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including $1.1 million for consulting expertise, and $0.4 million of increased audit expenses for the Section 404 review. At this time we are unable to accurately estimate the full amount of the costs that Hollywood Media will incur during 2006 in connection with our ongoing Section 404 compliance and internal control development efforts, however, such costs during 2006 are currently anticipated to include, in addition to the capital expenditures for new information systems referenced above, an additional $0.3 million for consulting expertise and $0.4 million for the Section 404 audit expenses. See “Selling, General and Administrative” above regarding our ongoing implementation of cost-saving measures including outsourcing.
Contractual Obligations
     The following table sets forth information regarding some of our contractual obligations as specified as of December 31, 2005, in accordance with SEC rules requiring this disclosure.

	Payments Due by Period
Contractual		Less than	Years	Years	After
Obligations	Total	1 Year	1-3	4-5	5 Years

Short-term debt (1)	1,000,000	1,000,000	—	—	—
Senior unsecured notes (2)	7,000,000	—	7,000,000	—	—
Capital lease obligations (3)	178,003	96,265	77,735	4,003	—
Operating lease obligations (4)	3,501,932	1,259,975	2,008,917	233,040	—

Total contractual obligations	11,679,935	2,356,240	9,086,652	237,043	—

(1)	Short-term debt of senior convertible debentures due May 22, 2006 exclusive of interest. The holder has the option to convert principal into common stock at an exercise price of $3.20 per share.

(2)	Senior unsecured notes due May 23, 2007 exclusive of interest.

(3)	Capital lease obligations are future lease payments under capital leases inclusive of interest.

(4)	Operating lease obligations include leases pertaining to various leased facilities and those classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms expire at various dates through the year 2010. Also, certain equipment used in Hollywood Media’s operations is leased under operating leases.
Off-Balance Sheet Arrangements
     At December 31, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”

Critical Accounting Policies
     In response to the SEC’s Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
     Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,891,996 and $394,183 at December 31, 2005 and 2004, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. The allowance for doubtful accounts increased primarily due to the acquisition of CinemasOnline.
     Ticketing Revenue Recognition
     Ticketing revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London’s West End shows to individuals, groups, travel agencies, tour groups and educational facilities. Revenue recognition is deferred on ticket sales until performance has taken place. Ticketing revenue and cost of revenue are recorded on a gross basis.
     Gift certificate revenue is derived from the sale of gift certificates for Broadway, off-Broadway, London shows and Dinner and Show sales to individuals, groups, travel agencies, tour groups and corporate programs. Proceeds from these sales are included in “Deferred revenue” in the accompanying consolidated balance sheet at the time of receipt, and are recognized as revenue in the period the performance of the show occurs.
     Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Deferred revenue” in the accompanying consolidated balance sheet, at the time of receipt, and are recognized as revenue on the day of departure from hotel.
     Dinner voucher revenue is derived from the sale of dinner vouchers for meals at upscale restaurants in New York City to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Deferred revenue” in the accompanying consolidated balance sheet, at the time of receipt, and are recognized as revenue on the date the voucher is presented, or upon expiration of the voucher.

     In August 2002, the FASB Emerging Issue Task Force issued EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (EITF 02-16), which addresses the accounting by a vendor for consideration given to a customer, including both a reseller of the vendor’s products and a entity that purchases the vendor’s products from a reseller. For additional information about revenue recognition for ticketing, see Notes 2 and 18 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K report.
     Advertising Costs
     Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. During 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media was entitled to utilize a specified portion of this advertising each contract year. The deferred advertising was carried on Hollywood Media’s balance sheet as a deferred asset and was being amortized over the contract period as the advertising is utilized. Advertising expense recorded related to CBS advertising for 2005, 2004 and 2003 was $0, $38,807 and $885,974, respectively, and is separately reported in the accompanying consolidated statements of operations under the caption “Amortization of CBS advertising.”
     On August 28, 2002, Hollywood Media entered into an Exchange Agreement with Viacom which terminated various agreements with CBS. Refer to “Amortization of CBS Advertising and Impairment Loss Relating to CBS Advertising” above.
     Self-Insurance Accruals
     Hollywood Media maintains self-insured retentions for its health benefits programs and limits its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company’s self-insurance liability, management considers a number of factors, which include historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the maximum amount of potential liability under the stop-loss insurance coverage due to the lack of historical claims experience data available under the current self-insurance plan. The former plan has 11 months remaining under the tail provision, which the Company currently has $54,867 accrued for potential residual claims.
     Stock Based Compensation
     As permitted under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transaction and Disclosure — an amendment of FAS 123” (“SFAS No. 148”), which amended Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”), we have chosen to account for our Stock Plan under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Under APB No. 25, because the exercise price of our employee stock options typically equals the market price of the underlying stock on the date of grant, no compensation expense is typically recorded upon grant (except as discussed in Note 16 — Supplemental Disclosure of Noncash Investing and Financial Activities in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K). SFAS No. 148 requires disclosure of the estimated fair value of our employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values. Determining the fair value of stock options requires the Company to make assumptions regarding the key variables of a stock option pricing model which includes expected volatility, estimated life and dividend yield. These estimates are sensitive to changes in several factors including market conditions.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS No. 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the Commission amended compliance dates for SFAS No. 123R to allow companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that begins after June 15, 2005. The Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The effect of expensing stock options under a fair value approach using the Black-Scholes pricing model on diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003 is disclosed in Note 2 under the caption, “Stock Based Compensation.” The Company has adopted the provisions of the statement as of January 1, 2006. Adoption of the standard may have a material impact on the results of operations in future periods. However, the impact of adoption will depend on levels of share-based payments granted in the future.
     Impairment of Long-Lived Assets
     Effective December 31, 2001, Hollywood Media adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144”). SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” (“APB No. 30”) for the disposal of a segment of a business. Consistent with SFAS No. 121, SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.
     We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in 2005, 2004, or 2003 other than the asset write downs discussed in Note 9 — Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill and intangible assets acquired after June 30, 2001 were no longer subject to amortization. Goodwill and intangibles with indefinite lives acquired prior to June 30, 2001 ceased to be amortized beginning January 1, 2002. In addition, SFAS 142 changed the way we evaluated goodwill and intangibles for impairment. Beginning January 1, 2002, goodwill and certain intangibles are no longer amortized; however, they are subject to evaluation for impairment at least annually using a fair value based test. The fair value based test is a two-step test. The first step involved comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if and to the extent that the carrying value of goodwill exceeded the implied value.

     As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date in 2005, 2004 and 2003 and there were no adjustments to the carrying value of long-lived assets other than the asset write downs discussed in Note 8 — Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. As of December 31, 2005, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would not result in the impairment of goodwill of any reporting unit.
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
     We have an investment in a subsidiary in the United Kingdom and sell our services into this foreign market. Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for the United Kingdom at December 31, 2005 of U.S. dollar equivalents was $325,661.
     Our United Kingdom subsidiary sells services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar over the course of 2005 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $46,985 for 2005.
     As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of 2005 (i.e., in addition to actual exchange experience) would not have had a material impact on operating loss as the combined foreign operations were approximately break even for the one month of operations included in the consolidated statement of operations. The final month of the year is considered seasonally slow for CinemasOnline. However, a larger decline in the British foreign currency could have a larger and possibly material adverse affect.

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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Hollywood Media Corp.
Boca Raton, Florida
     We have audited the accompanying consolidated balance sheet of Hollywood Media Corp. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Media Corp. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hollywood Media Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida
March 8, 2006, except for the third paragraph of Note 20 as to which the date is March 15, 2006 and the fourth paragraph of Note 20 as to which the date is March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of Hollywood Media Corp.
     We have audited the accompanying consolidated balance sheet of Hollywood Media Corp. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hollywood Media Corp. and Subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 28, 2005

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,058,017	$6,330,394
Receivables, net	4,233,067	1,992,478
Inventories held for sale	1,731,293	1,006,491
Deferred ticket costs	11,803,999	7,460,914
Prepaid expenses	2,321,091	1,124,363
Other receivables	2,204,225	1,205,803
Other current assets	53,772	45,935
Restricted cash	—	255,000

Total current assets	29,405,464	19,421,378

AQUISITION ESCROW	107,314	750,000
PROPERTY AND EQUIPMENT, net	2,438,608	2,455,040
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	546,907	435,509
INTANGIBLE ASSETS, net	2,419,722	1,515,985
GOODWILL	47,927,001	44,977,429
OTHER ASSETS	457,934	256,258

TOTAL ASSETS	$83,302,950	$69,811,599

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITES:
Accounts payable	$3,893,184	$4,043,098
Accrued expenses and other	6,500,198	5,172,920
Deferred revenue	21,914,405	12,006,919
Current portion of capital lease obligations	86,418	150,103
Convertible debenture, net	940,927	—

Total current liabilities	33,335,132	21,373,040

DEFERRED REVENUE	110,417	227,000
CAPITAL LEASE OBLIGATIONS, less current portion	77,494	84,523
MINORITY INTEREST	88,138	74,075
OTHER DEFERRED LIABILITY	112,422	104,539
CONVERTIBLE DEBENTURE, net	—	799,152
SENIOR UNSECURED NOTES	5,402,255	—
DERIVATIVE LIABILITY	1,778,000	—

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 32,703,457 and 31,283,706 shares issued and outstanding at December 31, 2005 and December 31, 2004 respectively	327,035	312,837
Additional paid-in capital	309,228,214	305,729,408
Deferred compensation	(1,787,500)	(2,437,500)
Accumulated deficit	(265,368,657)	(256,455,475)

Total shareholders’ equity	42,399,092	47,149,270

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,302,950	$69,811,599

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED
	DECEMBER 31,
	2005	2004	2003
NET REVENUES
Ticketing	$78,890,718	$59,689,971	$52,266,539
Data	10,618,631	7,990,473	6,940,971
Other	6,105,090	5,298,223	5,651,452

	95,614,439	72,978,667	64,858,962

OPERATING EXPENSES
Cost of revenues — ticketing	67,515,534	51,781,133	44,850,254
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	5,885,429	5,137,458	5,347,062
Selling, general and administrative	12,198,054	11,476,024	7,932,293
Payroll and benefits	16,485,885	12,275,369	10,774,386
Amortization of CBS advertising	—	38,807	885,974
Depreciation and amortization	2,414,413	2,221,100	2,624,729

Total operating expenses	104,499,315	82,929,891	72,414,698

Operating loss	(8,884,876)	(9,951,224)	(7,555,736)

EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES	533,228	576,317	957,681
.
OTHER INCOME (EXPENSE):
Interest, net	(552,841)	(2,611,081)	(1,442,707)
Other, net	159,414	776,572	1,163,308

Loss before minority interest	(8,745,075)	(11,209,416)	(6,877,454)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES	(168,107)	(388,383)	(564,233)

Net loss	$(8,913,182)	$(11,597,799)	$(7,441,687)

Basic and diluted loss per common share	$(0.28)	$(0.42)	$(0.36)

Weighted average common and common equivalent shares Outstanding — basic and diluted	31,470,307	27,784,850	20,829,183

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Additional	Deferred	Accumulated
	Shares	Amount	Paid-in Capital	Compensation	Deficit	Total
Balance — December 31, 2002	20,253,863	$202,539	$277,261,293	$—	$(237,415,989)	$40,047,843

Issuance of stock, options and warrants for services rendered	152,500	1,525	143,879	—	—	145,404
Issuance of stock — 401(k) employer match and other	155,783	1,558	154,225	—	—	155,783
Issuance of stock — stock option exercise	65,000	650	85,850	—	—	86,500
Issuance of restricted common stock	293,638	2,936	377,228	(325,000)	—	55,164
Amortization of deferred compensation	—	—	—	162,500	—	162,500
Settlement of debt with common stock	319,835	3,198	426,844	—	—	430,042
Settlement of employment agreement	115,000	1,150	139,150	—	—	140,300
Settlement of guarantee with commons stock	110,836	1,108	151,027	—	—	152,135
Interest payment to convertible debenture holders	315,240	3,153	308,848	—	—	312,001
Purchase price adjustment	28,571	286	39,428	—	—	39,714
Net loss	—	—	—	—	(7,441,687)	(7,441,687)

Balance — December 31, 2003	21,810,266	218,103	279,087,772	(162,500)	(244,857,676)	34,285,699

Issuance of stock options and warrants for services rendered	—	—	233,081	—	—	233,081
Issuance of compensatory stock for services rendered	20,000	200	87,064	—	—	87,264
Issuance of stock — 401(k) employer match	52,627	526	139,461	—	—	139,987
Acquisition costs paid with stock based compensation	—	—	158,000	—	—	158,000
Proceeds from issuance of stock to consultants	285,211	2,852	667,148	—	—	670,000
Issuance of stock — stock option exercises	319,500	3,195	447,160	—	—	450,355
Issuance of stock — warrant exercise, net of placement commissions	280,958	2,810	762,698	—	—	765,508
Issuance of stock to employees	10,383	104	34,896	—	—	35,000
Issuance of restricted common stock	800,000	8,000	2,592,000	(2,600,000)	—	—
Amortization of deferred compensation	—	—	—	325,000	—	325,000
Issuance of stock for business acquisition	73,249	732	249,268	—	—	250,000
Issuance of stock for acquisitions of intangible assets	159,567	1,596	523,147	—	—	524,743
Change in beneficial conversion feature on convertible debentures	—	—	707,070	—	—	707,070
Issuance of stock — interest on convertible debentures	157,605	1,576	356,282	—	—	357,858
Issuance of stock — conversion of convertible debentures	1,540,985	15,410	4,684,590	—	—	4,700,000
Private placement, net of expenses	5,773,355	57,733	14,999,771	—	—	15,057,504
Net loss	—	—	—	—	(11,597,799)	(11,597,799)

Balance — December 31, 2004	31,283,706	312,837	305,729,408	(2,437,500)	(256,455,475)	47,149,270

Issuance of compensatory stock for services rendered	22,237	222	103,738	—	—	103,960
Issuance of stock — stock option exercises	606,714	6,067	1,320,223	—	—	1,326,290
Issuance of stock to employees	22,655	227	101,102	—	—	101,329
Issuance of stock — interest on convertible debenture	13,620	136	59,863	—	—	59,999
Issuance of stock — warrant exercise, net of placement commissions	514,574	5,146	798,518	—	—	803,664
Issuance of stock — 401(k) employer match	39,951	400	193,362	—	—	193,762
Amortization of deferred compensation	—	—	—	650,000	—	650,000
Acquisition costs paid with common stock	—	—	144,000	—	—	144,000
Proceeds from issuance of stock to consultants	200,000	2,000	778,000	—	—	780,000
Net loss	—	—	—	—	(8,913,182)	(8,913,182)

Balance — December 31, 2005	32,703,457	$327,035	$309,228,214	$(1,787,500)	(265,368,657)	$42,399,092

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders’ equity.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,913,182)	$(11,597,799)	$(7,441,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,414,413	2,221,100	2,624,729
Interest paid in stock	59,999	357,858	312,001
Amortization of discount and beneficial conversion feature on convertible debentures	141,775	2,131,525	803,641
Change in derivative liability	(87,037)	—	—
Amortization of debt issuance costs	40,870	—	—
Amortization of discount on senior unsecured notes	267,292	—	—
Amortization of deferred financing costs	10,885	168,321	129,696
Equity in earnings of unconsolidated investees, net of return of invested capital	(111,398)	(271,304)	130,233
Compensation expense on stock options and warrants	—	233,081	—
Compensation expense on employee stock issuances	101,329	35,000	—
Amortization of deferred compensation costs	650,000	325,000	217,664
Provision for bad debts	111,170	174,034	134,061
Amortization of CBS advertising	—	38,807	885,974
Issuance of compensatory stock for services rendered	103,960	87,264	145,404
Minority interest in earnings of subsidiaries, net of distributions to minority owners	14,063	52,180	100,605
Amortization of put/call option	—	(719,250)	(1,534,820)
Changes in assets and liabilities:
Receivables	(783,782)	(135,586)	214,068
Inventories held for sale	(724,802)	(2,697,116)	1,225,849
Deferred ticket costs	(4,343,085)	—	—
Prepaid expenses	(83,464)	35,327	84,488
Other receivables	(551,434)	(518,718)	(143,609)
Other current assets	(7,837)	(26,044)	237,236
Restricted cash	—	850,000	(850,000)
Other assets	27,879	7,232	175,724
Accounts payable	(194,530)	1,809,946	846,768
Accrued expenses and other	1,100,145	(593,049)	1,626,954
Deferred revenue	6,795,944	2,338,857	(332,402)
Other deferred liability	7,883	(79,403)	56,149

Net cash used in operating activities	(3,952,944)	(5,772,737)	(351,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,123,360)	(1,431,037)	(376,419)
Acquisition of businesses, net of cash acquired — SSI	116,987	(3,208,758)	—
Acquisition of CinemasOnline	(3,647,437)	—	—
Acquisition escrow	—	(750,000)	—
Acquisition of intangible assets	—	(218,421)	—

Net cash used in investing activities	(4,653,810)	(5,608,216)	(376,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder/officer loan	—	—	700,000
Payments of shareholder/officer loan	—	(600,000)	(100,000)
Proceeds from issuance of shares to consultants	780,000	670,000	150,000
Net repayments to factor	—	(196,056)	(141,421)
Proceeds received from exercise of stock options	1,326,290	450,355	—
Proceeds received from exercise of warrants, net	803,664	765,508	—
Net proceeds from issuance of common stock in private placement	—	15,057,504	—
Payments under capital lease obligations	(171,267)	(303,963)	(355,125)
Proceeds from issuance of senior unsecured notes, net of issuance costs	6,595,690	—	—

Net cash provided by financing activities	9,334,377	15,843,348	253,454

Net increase (decrease) in cash and cash equivalents	727,623	4,462,395	(474,239)

CASH AND CASH EQUIVALENTS, beginning of period	6,330,394	1,867,999	2,342,238

CASH AND CASH EQUIVALENTS, end of period	7,058,017	$6,330,394	$1,867,999

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$38,989	$55,411	$126,734

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(1) BACKGROUND:
     Hollywood Media Corp. (“Hollywood Media”) was incorporated in the State of Florida on January 22, 1993. Hollywood Media is a provider of entertainment-related information, content and ticketing services to consumers and businesses. Hollywood Media manages a number of integrated business units focused on Hollywood, Broadway and the entertainment industry. Hollywood Media derives a diverse stream of revenues from this array of business units including revenue from retail and wholesale Broadway ticket sales, business to business syndication of entertainment related content, subscription fees, content licensing fees, advertising, and book development.
     Hollywood Media’s main websites on the World Wide Web (“web”) are Hollywood.com and Broadway.com. Hollywood.com was acquired in May 1999 and features movie showtime listings, movie descriptions and reviews, digitized trailers and photos, entertainment news, box office results, interactive games, movie soundtracks, celebrity profiles and biographies, coverage of entertainment awards shows and film festivals and video coverage of movie premiers. Hollywood Media launched the Broadway.com website on May 1, 2000. Broadway.com features theater showtimes for live theater venues in the United States as well as in London; the ability to purchase Broadway, off-Broadway and London theater tickets online; theater news; interviews with stage actors and playwrights; opening-night coverage; theater reviews and video excerpts from selected shows. Hollywood Media generates revenues through the sale of advertising on these websites and the sale of live theater tickets and hotel and restaurant packages online.
     Hollywood Media’s syndication business began in May 1999 with the acquisition of CinemaSource, Inc., a supplier of movie showtimes and related content in the United States and Canada to newspapers, wireless companies, Internet companies and other media outlets. In mid 1999 Hollywood Media launched the EventSource business as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts, sporting events, festivals, and live theater. Hollywood Media launched ExhibitorAds in January 2002 as a further expansion of the CinemaSource operations. ExhibitorAds leverages the movie theater showtimes from the CinemaSource data collection systems and relationships with various movie exhibitors to create exhibitor paid directory ads for insertion in newspapers around the country and also provides other exhibitors marketing services including brochures and movie showtimes e-mail marketing. In June 2004, Hollywood Media acquired the assets of Front Row Marketing, a provider of opt-in e-mails of movie showtimes services for certain movie theater exhibitors in the United States, and integrated this operation into its ExhibitorAds business unit. Hollywood Media further expanded its syndication business with the acquisition of Baseline, Inc. (“Baseline”) in August 1999. Baseline is a flat fee and pay-per-use subscription website geared to movie studios, movie and TV production companies and movie and TV professionals. During January 2002, Hollywood Media merged Baseline with FilmTracker (then owned by Fountainhead Media), a leading provider of information services to professionals in the feature film and television industries, and in July 2004, acquired Studio Systems, Inc., a leading entertainment industry database and information service provider. The new combined service incorporates all of Baseline’s and Studio Systems’ data with FilmTracker’s content management system and interface.
     Hollywood Media acquired Theatre Direct NY, Inc. (“TDI”) on September 15, 2000. TDI is a ticketing wholesaler to groups and individuals with access to theater tickets and knowledgeable service covering shows on Broadway, off-Broadway and in London’s West End. In addition, TDI is a live theater marketing and sales agency representing Broadway shows to businesses and groups including domestic and international travel professionals and traveling consumers. Hollywood Media also sells Broadway tickets through 1-800-BROADWAY, which was launched in November 2001, and on Broadway.com.

     The intellectual properties division owns or controls the exclusive rights to certain original characters and concepts created by best-selling authors and media celebrities, which it licenses across all media, including books, films and television, multimedia software, and other products. Hollywood Media acquires the rights to its intellectual properties pursuant to agreements that grant it exclusive rights in the intellectual property itself as well as the right to use the creator’s name in the title of the intellectual property. The intellectual properties division also includes a 51%-owned book development and licensing operation named Tekno Books which focuses on developing and executing book projects, typically with best-selling authors, which books are then licensed for publication to book publishers. Tekno Books generates revenues from new book projects in the form of non-refundable advances paid by publishers and royalties from its library of book titles.
     Hollywood Media is a 50% partner in NetCo Partners. NetCo Partners was formed in June 1995 as a joint venture between Hollywood Media and C.P. Group, Inc., a company in which best-selling author Tom Clancy is a shareholder. NetCo Partners is engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners is not consolidated in these financial statements, and Hollywood Media records 50% of the earnings in NetCo Partners as equity in earnings of unconsolidated investees.
     In 2000, Hollywood Media acquired an interest in MovieTickets.com Inc., a joint venture, primarily with AMC Entertainment Inc. (AMC), National Amusements, Inc. (NAI), Viacom Inc. and America Online, Inc. (AOL). Hollywood Media owns 26.2% of the equity in the MovieTickets.com joint venture and this entity is not consolidated in these financial statements. The MovieTickets.com website, which launched in May 2000, allows users to purchase movie tickets online and retrieve them at “will call” windows or kiosks at the theaters. MovieTickets.com generates revenue from the sale of advertising and from service fees charged to users for the purchase of tickets. These revenues are not included in Hollywood Media’s revenues, however, Hollywood Media records revenues for commissions earned on ad sales sold on behalf of Movietickets.com. Refer to Note 19. Hollywood Media records its share of the earnings or loss in MovieTickets.com as equity in earnings of unconsolidated investees. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com because Hollywood Media had not committed to fund future losses, if any, generated by MovieTickets.com. Refer to Note 14 for discussion of Hollywood Media’s interest in MovieTickets.com, Inc.
     Hollywood Media has expended significant funds developing its ticketing, data business, Internet ad sales, intellectual property, e-commerce, and other businesses. Operating losses since inception have contributed to an accumulated deficit of $265.4 million and $256.5 million at December 31, 2005 and 2004, respectively. The success of Hollywood Media’s operations in future years is dependent on its ability to generate adequate revenues and cash flows to offset operating expenses. Hollywood Media expects to incur additional losses while it continues to grow its businesses. Hollywood Media’s operating plans and assumptions indicate that anticipated cash flows, when combined with other potential sources of capital, will be sufficient to meet working capital requirements for the year 2006. There can be no assurances that Hollywood Media will be able to generate sufficient revenues from these activities to cover its costs and therefore, Hollywood Media may continue to incur losses and negative cash flows from operations. To the extent that Hollywood Media does not generate sufficient revenues to offset expenses Hollywood Media will require further financing beyond cash on hand to fund ongoing operations.
     Pursuant to an agreement dated March 28, 2005, as amended in August 2005, in the event that Hollywood Media requires additional funding, Hollywood Media’s Chairman of the Board and Chief Executive Officer and Hollywood Media’s Vice Chairman and President committed to provide Hollywood Media with an amount not to exceed $5.0 million through January 1, 2007, if needed to enable Hollywood Media to meet its operating, liquidity and/or working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generates cash from debt or equity financings, operational cash flow or proceeds from a sale of a division or subsidiary of Hollywood Media, Hollywood Media’s share of debt equity or similar transactions by its equity investees or cash distributions received from MovieTickets.com.

Advances will bear interest at the prime rate plus one percent per annum. As of December 31, 2005, no amount had been drawn under this commitment, and the amount of the commitment has been reduced to zero pursuant to the above-referenced terms of the commitment, due to cash that Hollywood Media received from debt and equity financings.
     In November 2005, Hollywood Media completed a $7.0 million issuance of senior unsecured notes, whereupon the Company received net proceeds of approximately $6.6 million after deduction of expenses in connection with the transaction. Refer to Note 10 for discussion of this debt offering and other debt transactions completed during 2003, 2004 and 2005.
     In February 2004, Hollywood Media completed a $16.4 million private placement of 5,773,355 shares of its common stock and warrants, whereupon the Company received net proceeds of approximately $15.1 million after deduction of expenses in connection with the transaction. Refer to Note 12 for discussion of securities offerings completed during 2003, 2004 and 2005.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Principles of Consolidation
     Hollywood Media’s consolidated financial statements include the accounts of Hollywood Media, its wholly owned subsidiaries, and its 51% owned subsidiary, Tekno Books which is a partnership. All significant intercompany balances and transactions have been eliminated in consolidation and a minority interest has been established to reflect the outside ownership of Tekno Books. Hollywood Media’s 50% and 26.2% ownership interests in NetCo Partners and MovieTickets.com, respectively, are accounted for under the equity method of accounting.
     Accounting Estimates
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. Significant estimates and assumptions embodied in the accompanying financial statements, which we will evaluate on an ongoing basis, include, the deferred tax asset valuation allowance, the adequacy of reserves for accounts receivables and self-insurance as well as Hollywood Media’s ability to realize the carrying value of goodwill, intangible assets, accruals for compensation, contingencies and litigation, investments in less than 50% owned companies and other long-lived assets.
     Cash and Cash Equivalents
     Hollywood Media considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $5,541,352 and $4,893,363 at December 31, 2005 and 2004 respectively. From time to time the Company maintains cash balances with financial institutions in excess of federally insured limits.
     Receivables
     Receivables consist of amounts due from customers who have advertised on Hollywood Media’s and Movietickets.com’s websites, purchased content from Hollywood Media’s syndication businesses, purchased live theater tickets, amounts due from box offices for commission on live theater tickets sold to groups and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $1,891,996 and $394,183 at December 31, 2005 and 2004 respectively.

     Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance includes all receivables 180 days overdue. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,891,996 and $394,183 at December 31, 2005 and 2004, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. Changes in the allowance for doubtful accounts consisted of:

	Additions (Deductions)
	Balance at	Charges to	Charged				Balance at
	Beginning	costs and	to other				end of
	of period	expenses	accounts		Write Offs		period
Allowance for doubtful accounts:

2005	$394,183	$111,170	$1,473,541	(A)	$(86,898	)(B)	$1,891,996

2004	$259,109	$174,034	$49,014	(A)	$(87,974	)(B)	$394,183

2003	$307,398	$134,061	$7,715	(A)	$(190,065	)(B)	$259,109

Notes:	(A) Principally increases to the allowance due to acquired businesses and collections on accounts previously written off. (B) Uncollectible accounts written off.
     Inventories Held for Sale and Deferred Ticket Costs
     Inventories held for sale consist primarily of Broadway tickets or other live theater tickets available for sale. Deferred ticket costs consists of tickets sold (subject to the performance occurring) to groups, individuals, and travel agencies for future performances which have been delivered to the customer or held by the Company as “will call.” Both are carried at cost using the specific identification method. Ticket inventory does not include movie tickets.
     The portion of receivables and inventory balances that relate to the sales of tickets to groups, individuals and travel agencies for Broadway and other live theatre shows are, with isolated exceptions, for shows or performances that take place at venues in New York, New York, a major metropolitan area reported as subject to the threat of terrorist acts from time to time by relevant U.S. Government agencies. Hollywood Media recognizes that a significant civil disturbance occurring in New York City could lead to closures of available performance venues for which it may not receive reimbursement of ticket costs and/or payment on outstanding receivables, and could adversely impact the normal conduct of its operations within New York City for an indefinite period of time.
     Property and Equipment
     Property and equipment are carried at cost and are divided into six categories. The categories and estimated service lives are as follows:

Furniture and fixtures	5 years
Equipment and software	3 years
Website development	3 years
Equipment under capital leases	Term of lease
Leasehold improvements	Term of lease
Internally developed software	3 years upon implementation
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
     Website Development Costs and Internally Developed Software
     EITF 00-2, “Accounting for Website Development Costs” is the authoritative guidance for accounting for website costs. In EITF 00-2, the Task Force reached a consensus that all costs relating to software used to operate a website should be accounted for under Statement of Position 98-1 unless a plan exists or is being developed to market the software externally. Website development costs capitalized during the years ended December 31, 2005, 2004 and 2003 were $309,732, $232,705 and $0 respectively. Website development costs are amortized using the straight-line method over a 3 year period.
     Certain software development costs for internally developed software have been capitalized in accordance with the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These capitalized costs include purchased software for internal use, consulting services and costs for personnel associated with programming, coding and testing such software during the application development stage and are included in “property and equipment” in the accompanying consolidated balance sheet. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense in the accompanying consolidated statements of operations. Software development costs are being amortized using the straight-line method over three years. Internally developed software costs capitalized during the years ended December 31, 2005, 2004 and 2003 were $22,458, $171,364 and $0 respectively.
     Goodwill and Intangible Assets
     Prior to December 31, 2001, goodwill had been amortized on a straight-line basis over its estimated useful life, which ranged from 10 to 40 years. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if indicators arise. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. Hollywood Media has selected October 1 as the date upon which it conducts its annual impairment review. The Company’s annual impairment analysis, which was performed during the fourth quarter, did not result in an impairment charge for 2005, 2004 and 2003.
     Impairment of Long-Lived Assets
     Effective December 31, 2001, Hollywood Media adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

Occurring Events and Transactions,” (“APB No. 30”) for the disposal of a segment of a business. Consistent with SFAS No. 121, SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, as defined in SFAS No. 144, are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.
     If an indicator of impairment is present, Hollywood Media evaluates the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. Hollywood Media determines fair value as the net present value of future cash flows. There were no adjustments to the carrying value of long lived assets in 2005, 2004, or 2003.
     Revenue Recognition
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
     Gift certificate revenue is derived from the sale of gift certificates for Broadway, off-Broadway, London shows and Dinner and Show sales to individuals, groups, travel agencies, tour groups and corporate programs. Proceeds from these sales are included in “Deferred revenue” in the accompanying consolidated balance sheet at the time of receipt, and are recognized as revenue in the period the performance of the show occurs.
     Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Deferred revenue” in the accompanying consolidated balance sheet, at the time of receipt, and are recognized as revenue on the day of departure from hotel.
     Dinner voucher revenue is derived from the sale of dinner vouchers for meals at upscale restaurants in New York City to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Deferred revenue” in the accompanying consolidated balance sheet, at the time of receipt, and are recognized as revenue on the date the voucher is presented, or upon expiration of the voucher.
     In July 2000, the EITF reached a consensus on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Hollywood Media’s existing accounting policies conform to the EITF consensus. Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in the accompanying consolidated statements of operations. Hotel revenues packages and vouchers sold for New York restaurants are reported on a net basis in the accompanying consolidated statements of operations.
     Shipping and Handling. The Company includes shipping and handling revenues and costs in net revenues and cost of sales. Shipping and handling revenues amounted to $318,269, $208,260 and $167,684 for the years ended December 31, 2005, 2004 and 2003, respectively. Shipping and handling cost of sales amounted to $255,412, $154,352 and $129,994 for the years ended December 31, 2005, 2004 and 2003, respectively.
     Syndication and Royalties. Syndication revenue is derived from the sale of the entertainment related content to other businesses. Revenue is recognized ratably throughout the life of the contract and collection of the resulting receivable is reasonably assured. Royalty income is recognized pursuant to contract terms when it is reasonably assured, which is generally upon collection.

     Advertising. Advertising revenue is derived from the sale of advertising on Hollywood Media’s and Movietickets.com’s websites. Advertising revenue is recognized over the period that the advertisement is displayed, provided that no significant obligations of Hollywood Media remain and collection is reasonably assured. Hollywood Media’s obligations typically are based on or include guarantees of a minimum number of impressions or times that an advertisement is viewed by users of Hollywood Media’s websites. In these instances, depending on the form of the arrangement, revenue is recognized either based on the number of impressions delivered to the customer or number of times an advertisement is viewed by a user, or upon delivery of the required minimum numbers of impressions or times that an advertisement is viewed by a user.
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
     Revenue relating to Hollywood Media’s book licensing business is recognized when the earnings process is complete, typically when a publisher accepts a book for publishing. Advances received from publishers are recorded as deferred revenues until the book is accepted by the publisher. In the book licensing division, expenditures for co-editors and permission payments are also deferred and recorded as prepaid expenses until the book is accepted by the publisher, at which time such costs are expensed.
     Barter Transactions
     Hollywood Media periodically enters into barter agreements with other Internet and Data companies to exchange services on each other’s websites. The Company accounts for these arrangements in accordance with EITF No. 99-17 which requires gross reporting of barter transactions only where barter transactions can be supported by an equivalent quantity of similar cash transactions.
     Hollywood Media recorded approximately $15,000 during fiscal 2005 in other barter revenue and expense relating to the Data Business. No barter revenue and expense was recorded for 2004 and 2003.
     Segment Information
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosure regarding Hollywood Media’s business segments is contained in Note 17.
     Loss Per Common Share
     SFAS No. 128, “Earnings Per Share,” requires companies to present basic and diluted earnings per share (“EPS”). Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.
     Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 7,019,214, 5,668,066 and 6,686,174 were excluded from the calculation of diluted loss per share in 2005, 2004 and 2003, respectively, because their impact was anti-dilutive. Non-vested shares are not included in the basic calculation until vesting occurs. There were 550,000 and 750,000 unvested shares as of December 31, 2005 and 2004, respectively.
     Stock-Based Compensation Expense for Stock Options
     As permitted under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123” (“SFAS No. 148”), which amended Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”), Hollywood Media has chosen to account for its Stock Plans under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Under APB No. 25, because the exercise price of Hollywood Media’s employee stock options typically equals the market price of the underlying stock on the date of grant, no compensation expense is typically recorded upon grant (except as discussed in Note 12). SFAS No. 148 requires disclosure of the estimated fair value of employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values.
     Had compensation cost for all stock options granted pursuant to the Hollywood Media’s plans been determined consistent with SFAS No. 123, as amended by SFAS No. 148, Hollywood Media’s net loss and net loss per share would have increased to the following pro forma amounts:

	Year ended December 31,
	2005	2004	2003
Reported net loss	$(8,913,182)	$(11,597,799)	$(7,441,687)
Non-cash compensation expense under intrinsic value method	—	9,141	—
Stock-based employee compensation expense under the fair value method	(2,121,210)	(1,521,644)	(2,617,896)

Adjusted net loss	$(11,034,392)	$(13,110,302)	$(10,059,583)

Reported net loss per share	$(0.28)	$(0.42)	$(0.36)

Adjusted net loss per share	$(0.35)	$(0.47)	$(0.48)

Weighted average common and common equivalent shares Outstanding — basic and diluted	31,470,307	27,784,850	20,829,183

     The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Average risk free interest rate	4.33%	3.88%	3.00%
Expected lives of options (years):
Two year options	2	2	2
Three year options	3	3	3
Five and Ten year options	5	5	5
Expected volatility range	66.9% - 78.2%	74.1% - 84.2%	78.6% - 89.9%
     In 2004 and 2003, Hollywood Media recorded expense of $233,081 and $145,404, respectively, related to stock options and warrants granted on various dates to non-employees of Hollywood Media in exchange for services. In 2005, Hollywood Media did not incur expense related to stock options and warrants issued to non-employees of Hollywood Media in exchange for services. See Note 3 — Stock Option Plans; Warrants; and Employee Stock Based Compensation.
     Advertising Costs
     Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. In the first quarter of 2000, Hollywood Media issued common stock and warrants to CBS with a fair value of approximately $137 million in exchange for approximately $105 million of advertising on CBS properties to be received over a period of seven years. Hollywood Media was entitled to utilize a specified portion of this advertising each contract year. The deferred advertising was carried on Hollywood Media’s balance sheet as a deferred asset and was being amortized over the contract period as the advertising was utilized. Advertising expense recorded related to CBS advertising for 2004 and 2003 was $38,807 and $885,974 respectively, and is separately reported in the accompanying consolidated statements of operations under the caption “Amortization of CBS Advertising.” No CBS advertising expense was recorded during 2005 as the contract period expired during 2004. All other advertising costs for 2005, 2004 and 2003 were $3,303,033, $1,934,792 and $1,350,825, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and include non-cash advertising expenses for barter transactions of approximately $10,000 for 2005. There were no non-cash expenses for 2004 and 2003.
     Self-Insurance Accruals
     Hollywood Media maintains an accrual for self-insured retentions for its health benefits programs and limits its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company’s self-insurance liability, management considers a number of factors, which include historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the maximum amount of potential liability under the stop-loss insurance coverage due to the lack of historical claims experience data available for the current health care plan.
     401(K) Plan
     Hollywood Media maintains a 401(K) Plan (the Plan) covering all employees who meet certain eligibility requirements. The Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (not to exceed a statutorily prescribed annual limit). All amounts contributed by employee participants in conformance with Plan requirements and earnings on such contributions are fully vested at all times. In 2005, Hollywood Media matched 50% of the first 8% of the employees’ compensation contributions in common stock with a fair value of $189,761, for those participants employed in excess of 1,000 hours during the year ended December 31, 2005. The match was paid with 44,028 shares of Hollywood Media common stock issued subsequent to December 31, 2005. The matches paid for 2004 and 2003 were 39,951 and 52,627 shares of Hollywood Media common stock, valued at $193,762 and $139,987 respectively. The Plan had investments in Company stock of 196,469 shares valued at $846,781, and 174,021 shares valued at $844,002 as of December 31, 2005 and 2004, respectively.
     Reclassifications
     In 2003, Hollywood Media reclassified payroll and related expenses for the editorial and production staff that are responsible for creating content on the Company’s websites from “Salaries and benefits” to “Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below).” Additionally, Hollywood Media telecommunications, Internet access and computer related expenses for support and delivery of the Company’s services were also reclassified from “General and administrative” to “Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below).”
     In 2005, certain reclassifications were made to prior year statements to conform with the current year’s presentation, including “payroll and benefits”, which had been included in “selling, general and administrative” in the Statements of Operations and “deferred ticket costs” which had been included in “inventories” in the accompanying consolidated balance sheets.
(3) STOCK OPTION PLANS; WARRANTS; AND EMPLOYEE STOCK BASED COMPENSATION:
     Shareholder-Approved Plans
     Hollywood Media has four shareholder-approved equity compensation plans: the 2004 Stock Incentive Plan, 2000 Stock Incentive Plan, 1993 Stock Option Plan, and the Directors Stock Option Plan. No additional grants of stock options may be made under the 1993 Stock Option Plan because the period for granting options under that plan expired in July 2003. In addition to stock options, each of the 2004 Stock Incentive Plan and the 2000 Stock Incentive Plan permits the granting of stock awards and other forms of equity compensation.
     Warrants
     Equity compensation not approved by security holders consists primarily of warrants or other equity purchase rights granted to non-employees of Hollywood Media in exchange for services. Additional information about such equity compensation is provided below including the tables below.
     1993 Stock Option Plan
     Under Hollywood Media’s shareholder-approved 1993 Stock Option Plan, as amended (the “1993 Plan”), 3,000,000 shares of Hollywood Media’s common stock were reserved for issuance upon exercise of options. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of Hollywood Media’s Board of Directors (the “Committee”) administers and interprets the 1993 Plan and prior to July 1, 2003, was authorized to grant options thereunder to all eligible consultants, employees and officers of Hollywood Media.
     The 1993 Plan provided for the granting of both “incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Options were granted under the 1993 Plan on such terms and at such prices as determined by the Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant, or after the expiration of 10 years from the date of grant. Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorizes Hollywood Media to make loans to employees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the rate of interest payable by Hollywood Media to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. No such loans were made in 2005, 2004 or 2003.
     As of December 31, 2005, options to purchase 1,005,533 shares of common stock were outstanding under the 1993 Plan and 588,412 options granted under the 1993 Plan were exercised in 2005. The ability to grant more options under the 1993 Plan expired on July 1, 2003. As such, no further grants are permitted under the 1993 Plan.
     2000 Stock Incentive Plan
     In December 2000, the Board of Directors and Hollywood Media’s shareholders approved Hollywood Media’s 2000 Stock Incentive Plan (the “2000 Plan”), and the 2000 Plan was amended in 2003. The purpose of the 2000 Plan is to advance the interests of Hollywood Media by providing an additional incentive to attract, retain and motivate highly competent persons as officers and key employees of, and consultants to, Hollywood Media and its subsidiaries and affiliates and to encourage stock ownership in Hollywood Media by such persons by providing them opportunities to acquire shares of Hollywood Media’s common stock, or to receive monetary payments based on the value of such shares pursuant to the benefits described therein. Additionally, the 2000 Plan is intended to assist in further aligning the interests of Hollywood Media’s officers, key employees and consultants to those of its other stockholders.
     Under the 2000 Plan, as amended, 2,765,287 shares of common stock are reserved for issuance upon exercise of benefits granted under the 2000 Plan. The maximum number of shares of Common Stock with respect to which benefits may be granted or measured to any individual participant under the 2000 Plan during the term of the 2000 Plan shall not exceed 1,000,000; provided, however, that the maximum number of shares of Common Stock with respect to which Stock Options and Stock Appreciation Rights may be granted to an individual participant under the 2000 Plan during the term of the 2000 Plan shall not exceed 1,000,000 (in each case subject to adjustments made in accordance with Section 13 thereof). If any benefit granted pursuant to the 2000 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the 2000 Plan. The shares acquired upon exercise of benefits granted under the 2000 Plan will be authorized and issued shares of common stock. Hollywood Media’s shareholders do not have any preemptive rights to purchase or subscribe for the shares reserved for issuance under the 2000 Plan.
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
     As of December 31, 2005, options to purchase 181,943 shares of common stock were outstanding under the 2000 Plan. During 2005, 25,000 options were granted under the 2000 Plan, and 13,302 options granted under the 2000 Plan were exercised. The number of shares available for future grant is set forth following the table below.
     2004 Stock Incentive Plan
     In 2004, Hollywood Media’s Board of Directors and shareholders approved Hollywood Media’s 2004 Stock Incentive Plan (the “2004 Plan”). The purpose of the 2004 Plan is to advance the interests of Hollywood Media by providing an additional incentive to attract, retain and motivate highly competent persons as officers and key employees of, and consultants to, Hollywood Media and its subsidiaries and affiliates and to encourage stock ownership in Hollywood Media by such persons by providing them opportunities to acquire shares of Hollywood Media’s common stock, or to receive monetary payments based on the value of such shares pursuant to the benefits described therein. Additionally, the 2004 Plan is intended to assist in further aligning the interest of Hollywood Media’s officers, key employees and consultants to those of its other stockholders.
     Under the 2004 Plan, 1,500,000 shares of common stock are reserved for issuance upon exercise of benefits granted under the 2004 Plan. The maximum number of shares of Common Stock with respect to which benefits may be granted or measured to any individual participant under the 2004 Plan during the term of the 2004 Plan shall not exceed 500,000; provided, however, that the maximum number of shares of Common Stock with respect to which Stock Options and Stock Appreciation Rights may be granted to an individual participant under the 2004 Plan during the term of the 2004 Plan shall not exceed 500,000 (in each case subject to adjustments made in accordance with Section 12 thereof). If any benefit granted pursuant to the 2004 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the 2004 Plan. The shares acquired upon exercise of benefits granted under the 2004 Plan will be authorized and issued shares of common stock. Hollywood Media’s shareholders do not have any preemptive rights to purchase or subscribe for the shares reserved for issuance under the 2004 Plan.
     The 2004 Plan is administered by the Stock Option Committee, which has the right to determine, among other things, the persons to whom options, restricted stock, or other benefits are granted, the number of shares of common stock subject to options and other benefits, the exercise price of options and the other terms and conditions thereof. The 2004 Plan provides for the issuance of Incentive Stock Options and Nonqualified Stock Options. An Incentive Stock Option is an option to purchase common stock that meets the definition of “incentive stock option” set forth in Section 422 of the Internal Revenue Code of 1986. A Nonqualified Stock Option is an option to purchase common stock that meets certain requirements in the 2004 Plan but does not meet the definition of an “incentive stock option” set forth in Section 422 of the Code. In addition, the Benefits under the 2004 Plan may be granted in any one or a combination of Options, Stock Appreciation Rights, Stock Awards, Performance Awards and Stock Units. Upon receiving grants of benefits, each holder of benefits must enter into a benefit agreement with Hollywood Media that contains the appropriate terms and conditions as determined by the Stock Option Committee.

     As of December 31, 2005, 430,500 options to purchase shares of common stock were outstanding under the 2004 Plan. During 2005, 430,500 options and 224,892 shares were granted under 2004 Plan, and no options were exercised. The number of shares available for future grant is set forth following the table below.
     Directors Stock Option Plan
     Hollywood Media has established the shareholder-approved Directors Stock Option Plan for directors, which provides for automatic grants to each director of options to purchase 15,000 shares of Hollywood Media’s common stock upon election or re-election. A total of 300,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Stock Option Plan.
     As of December 31, 2005, options to purchase 225,467 shares of common stock were outstanding under the Directors Stock Option Plan. During 2005, 60,000 options were granted and options for 5,000 shares were exercised under the Directors Stock Option Plan.
     Table of Stock Option and Warrant Activity
     A summary of all stock option and warrant activities for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Stock Options		Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2002	2,278,796	$7.92	2,627,054	$7.33

Granted	861,000	1.39	97,500	1.01
Exercised	(65,000)	1.33	—	—
Cancelled	(222,440)	9.46	—	—
Expired	(82,853)	5.37	(455,282)	8.18

Outstanding at December 31, 2003	2,769,503	6.00	2,269,272	6.88

Granted	260,000	3.12	1,828,466	2.84
Exercised	(319,500)	1.41	(288,750)	2.85
Cancelled	(104,020)	7.99	(96,460)	2.84
Expired	(373,782)	13.88	(591,663)	12.73

Outstanding at December 31, 2004	2,232,201	4.50	3,120,865	3.95

Granted	515,500	4.29	700,000	4.29
Exercised	(606,714)	2.19	(644,771)	2.22
Cancelled	(52,922)	4.28	—	—
Expired	(244,622)	9.51	(22,433)	8.69

Outstanding at December 31, 2005	1,843,443	$4.56	3,153,661	$4.35

     Shares Available for Future Grant under Stock Plans
     At December 31, 2005, a total of 69,533 options were available for future grant under the Directors Stock Option Plan. At December 31, 2005 there were 114,859 shares available for future grant under the 2000 Plan for options, stock and other awards, and 844,608 shares available for future grant under the 2004 Plan for options, stock and other awards. No options were available for future grant under the 1993 Plan.

     Tables on Values, Prices and Outstanding Options and Warrants
     The exercise prices of some options differed from the market price of the stock on the grant date. The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date.

	2005	2004	2003
Exercise Price Equals Market Price
Weighted average exercise price	$4.32	$3.55	$1.41
Weighted average fair value	2.75	2.47	.93

Exercise Price Exceeds Market Price
Weighted average exercise price	4.06	—	—
Weighted average fair value	2.52	—	—

Exercise Price is Less Than Market Price
Weighted average exercise price	—	3.46	—
Weighted average fair value	$—	$2.52	$—
     The following table summarizes information about stock options and warrants outstanding at December 31, 2005:

OPTIONS AND WARRANTS OUTSTANDING				EXERCISABLE
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$ .01-$ 2.90	1,537,206	3.17	$2.51	1,451,144	$2.57
3.00- 5.99	2,811,336	2.98	4.28	2,700,586	4.30
6.00- 6.50	467,562	.34	6.39	467,062	6.39
6.51- 9.75	36,000	4.41	9.75	36,000	9.75
9.76- 16.50	45,000	3.95	16.50	45,000	16.50
$16.51-$21.42	100,000	3.58	21.42	100,000	21.42

	4,997,104	2.82	$4.43	4,799,792	$4.50

     Employee Stock Based Compensation
     In 2003, Hollywood Media issued 13,876 shares of restricted common stock as an incentive bonus to an employee, valued at $14,986, the then fair market value of the common stock on the date of issuance. In 2003, Hollywood Media issued 125,000 shares to each of the President and the Chairman of the Board pursuant to employment agreements with an aggregate value of $325,000, the fair market value on the date of issuance, which vested quarterly over a one year term. As of December 31, 2005, there were no unvested shares from this issuance. In 2004, Hollywood Media issued 400,000 shares to each of the President and the Chairman of the Board pursuant to employment agreements with an aggregate value of $2,600,000, the fair market value on the date of issuance, which vests at a rate of 6.25% per quarter beginning on October 1, 2004. Hollywood Media recorded $650,000, $325,000 and $217,664 as compensation expense for the years ended December 31, 2005, 2004 and 2003, respectively, under these restricted stock awards.
(4) ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:
     BroadwayTheater.com Acquisition
     On May 1, 2000, Hollywood Media acquired substantially all of the assets of BroadwayTheater.com, Inc. (“BroadwayTheater.com”), a privately held company, for $135,000 in cash, 83,214 shares of common stock valued at $14.00 per share which was the closing market price on the date of issuance, and options valued at

$128,752 to purchase 12,500 shares of common stock at $9.75 per share. The asset purchase agreement for BroadwayTheater.com included an earn-out provision which obligated Hollywood Media to issue additional shares. On May 15, 2002 as the gross profit targets for the second year were met, Hollywood Media issued 28,571 shares of common stock valued at $110,284 and recorded the $110,284 as goodwill. On May 16, 2003, as the gross profit targets for the third year were met, Hollywood Media issued 28,571 shares of common stock valued at $39,714 and recorded the $39,714 as goodwill. The 2003 issuance represented the final payout under this earn out provision. BroadwayTheater.com sells live theater tickets online predominately for Broadway, off-Broadway and London’s theater performances, through Broadway.com which is owned by Hollywood Media. BroadwayTheater.com was consolidated operationally into Broadway.com.
     Filmtracker Acquisition
     On January 14, 2002, Fountainhead Media Services (“FMS”), FilmTracker’s parent company, acquired a 20% equity interest in our subsidiary that owns Baseline, Inc. (“Baseline”), a wholly owned subsidiary of Hollywood Media, for $4 million. Consideration consisted of a $2 million promissory note payable to Hollywood Media in installments over a five-year period with a final payment of approximately $1.2 million, and the contribution of the FilmTracker database, intellectual property rights, and all existing contracts with a stated value of $2 million. The promissory note was secured by the 20% equity interest in Baseline held by FMS. FMS had the right to convert its 20% equity interest in Baseline into common stock of Hollywood Media at any time during the two-year period following the payment in full of the promissory note based upon a multiple of Baseline’s EBITDA (earnings before interest, taxes, depreciation and amortization) for the year preceding the conversion. For purposes of any such conversion, Hollywood Media’s stock was to be valued at the greater of (i) $7.50 per share, or (ii) the average closing price of the stock on the Nasdaq Stock Market for the 15 trading days preceding the notice of conversion. Hollywood Media also had the right to cause the conversion of the equity interest in Baseline to Hollywood Media common stock at any time after the earlier of the payment in full of the promissory note or January 14, 2006. For accounting purposes this transaction was treated as an acquisition of the FilmTracker assets in exchange for:
•	an issuance of a five year option on Baseline stock with a $2 million exercise price; and

•	the issuance of a put and call option on Hollywood Media common stock.
     Pursuant to an appraisal by a third party completed in the third quarter of 2002, the value of the option in Baseline stock and the put and call options in Hollywood Media were determined to be $2,254,070 and were assigned to the FilmTracker assets. The purchase price of $2,254,070 was allocated as follows: 1) $1,072,000 to fixed assets (equipment, software, etc.) and 2) $1,182,070 to intangible assets (amortization period of 5 years). During the year ended December 31, 2003, the value of the option was reduced by $1,534,820, and marked to market through earnings in “other, net” in the Company’s consolidated statement of operations. The option was valued at $0 as of December 31, 2004, as a result of the exchange transaction described below.
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
     Studio Systems Acquisition
     On July 1, 2004, Hollywood Media consummated the acquisition by merger of 100% of the outstanding common stock of Studio Systems, Inc. (“SSI”), one of the leading entertainment industry database and information service providers. As a result of the acquisition, SSI became a subsidiary of Hollywood Media and its business was integrated with the Baseline/FilmTracker subsidiary now known as Baseline/StudioSystems. The aggregate purchase consideration was $4,984,359, including $157,225 of acquisition costs, of which $920,000 was held in an escrow account pending the final working capital adjustment. During the fourth quarter of 2004, $170,000 in Accounts Receivable escrow was released including $33,267 in monies which were returned to Hollywood Media Corp. for uncollected guaranteed receivables. As of December 31, 2004, $750,000 in escrow remained. The $750,000 (equaling the original $920,000 held in escrow less $170,000 subsequently resolved) was not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved beyond a reasonable doubt. During 2005, the remaining $750,000 in escrow was released including $116,987 in monies which were returned to Hollywood Media. As part of the consideration paid to the former owners of SSI, Hollywood Media issued 73,249 shares of its common stock valued at $250,000, and agreed to make 12 monthly payments of $42,500 each. Hollywood Media has funded the closing and the monthly payments with cash on hand. A reconciliation of the purchase price is provided below.

Purchase consideration	$4,867,372

Cash acquired	$265,601
Accounts receivable	524,992
Other current assets	45,601
Property, plant and equipment, net	133,585
Intangible assets	670,199

Total assets	$1,639,978

Current liabilities	$(328,374)
Obligations under capital leases	(45,019)
Deferred revenue	(638,683)

Total liabilities	$(1,102,076)

NET ASSETS ACQUIRED	$627,902

Excess of the purchase consideration over fair value of net assets acquired	$4,239,470

     During the second quarter of 2005, Hollywood Media received the results of a valuation performed by an independent valuation expert of the intangible assets acquired. The valuation set forth the fair market value of certain intangible assets (customer lists, non-competition agreements and trademarks), which are being amortized over 3 years. The fair market value at acquisition of these assets was $670,199.
     The results of operations of SSI have been included in Hollywood Media’s consolidated results of operations since the date of acquisition (July 1, 2004). The following are the pro forma results of operations for Hollywood Media for the years 2004 and 2003 assuming that the acquisition had occurred on January 1, 2003:

	Year Ended December 31,	Year Ended December 31,
	2004	2003
Proforma Net Sales	$74,334,794	$67,461,944

Proforma Net Loss	$(11,310,094)	$(8,297,187)

Proforma Net loss per share	$(0.41)	$(0.40)

Proforma Weighted average common and common equivalent shares	27,821,275	20,902,432

     CinemasOnline Acquisition
     On November 23, 2005 Hollywood Media consummated the acquisition of 100% of the outstanding common stock of the U.K. based CinemasOnline, a group of advertising sales and data services companies focused primarily on selling advertising on cinema and live theatre websites in the U.K. and Ireland. The acquisition will establish CinemasOnline as the platform to expand in Europe its Internet Ad Sales and Data Businesses. CinemasOnline became a subsidiary of CinemaSource UK Limited, a wholly-owned subsidiary of Hollywood Media that was created to acquire the stock of CinemasOnline for this transaction. The aggregate purchase consideration was $3,895,657, including $366,408 of acquisition costs, of which $107,314 was held in an escrow account for potential claims that may be made against the seller. The $107,314 balance was not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency had not been resolved beyond a reasonable doubt. A reconciliation of the purchase price is provided below.

Purchase consideration	$3,895,657
Less cash in escrow	(107,314)

Adjusted purchase consideration	$3,788,343

Accounts receivable	2,023,965
Other current assets	1,113,264
Property, plant and equipment, net	218,509
Intangible assets	1,250,000

Total assets	$4,605,738

Current liabilities	$(1,087,779)
Deferred revenue	(2,603,466)

Total liabilities	$(3,691,245)

NET ASSETS	$914,493

Excess of the purchase consideration over fair value of net assets acquired (included in Internet advertising segment	$2,873,850

     The excess of the purchase consideration over the fair value of net assets acquired has been classified preliminarily in goodwill in the accompanying consolidated balance sheets as of December 31, 2005. As of December 31, 2005, the Company was awaiting the results of a valuation to be performed by an independent valuation expert. The Company expects to complete the purchase price allocation in the second quarter of 2006.
     The results of operations of CinemasOnline have been included in Hollywood Media’s results of operations since the date of acquisition (November 23, 2005). The following are Hollywood Media’s pro forma results for each applicable period assuming that the acquisition had occurred on the first day of each period presented, giving effect to the business combination reflected above:

	Year Ended December 31,	Year Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
Proforma Net Sales	$99,691,707	$78,803,482

Proforma Net Loss	$(8,706,150)	$(10,912,779)

Proforma Net loss per share	$(0.28)	$(0.39)

Proforma weighted average common and common equivalent shares	$31,470,307	$27,821,275

(5) FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK:
     The carrying amounts of cash and cash equivalents, receivables and accounts payable, approximate fair value due to the short maturity of the instruments. The carrying value of notes payable and loan from shareholder/officer approximates fair value because the interest rates approximate the market rates.
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash management and investment policies restrict investments to low risk, highly-liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. Accounts receivable from customers outside the United States at December 31, 2005 were not significant. The Company generally does not require collateral when granting credit. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts for accounts which management believes may have become impaired and, to date, losses have not been significant. The allowance for doubtful accounts was $1,891,996 and $394,183 at December 31, 2005 and 2004 respectively. See Note 2 — Summary of Significant Accounting Policies for further discussion on allowance for doubtful accounts.
     The Company had $1,000,000 in face amount of a convertible debenture outstanding as of December 31, 2005 and 2004 which had a conversion price of $3.20 per share of common stock as of December 31, 2005 and 2004. The convertible debenture is presented in the accompanying consolidated balance sheets, net of discount. As of December 31, 2005 and 2004, the approximate fair value was $1,346,875 and $1,515,625, respectively, determined based on the in-the-money value of the conversion feature as of the measurement date.
     The Company had $7,000,000 in face amount of senior unsecured notes as of December 31, 2005 which at the Company’s option, may be settled in common stock at 95% of the trading value. The senior unsecured notes are presented in the accompanying consolidated balance sheets, net of discount. As of December 31, 2005, the approximate fair value was $6,141,536 determined based on an independent valuation.
     The Company has three primary suppliers of tickets for the Broadway Ticketing division. Purchases from these three suppliers comprised more than 80% of all purchases made for the division in each of 2005, 2004, and 2003. Loss of these suppliers could have a significant adverse effect on the operations of the Company.
(6) RECENTLY ISSUED ACCOUNTING STANDARDS:
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4 (ARB No. 43), to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Hollywood Media is currently assessing the impact, if any, that SFAS No. 151 will have on the results of operations, financial position or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. In April 2005, the SEC amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of the next fiscal year. The effect of expensing stock options under a fair value approach using the Black-Scholes pricing model on diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003 is disclosed in Note 2 under the caption, “Stock Based Compensation Expense for Stock Options.” The Company has adopted the provisions of the statement as of January 1, 2006. Adoption of the standard may have a material impact on the results of operations in future periods. However, the impact of adoption will depend on levels of share-based payments granted in the future.
     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (SFAS No. 153). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB Opinion No. 29) is based on the principle that exchanges of nonmonetary assets should be measured based on the fair values of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring during fiscal years beginning after June 15, 2005. Hollywood Media is currently assessing the impact, if any, that SFAS No. 153 will have on the results of operations, financial position or cash flows.
     In May 2005, FASB issued Statement 154, “Reporting Accounting Changes in Interim Financial Statements,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions, those provisions should be followed. This statement was effective for the Company beginning January 1, 2006 and adoption will not have a material impact on the Hollywood Media’s financial position or results of operations.
     The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19) These non-hedging contracts accounted for in accordance with EITF 00-19 include freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that have been bifurcated from the host financing contract in accordance with the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in Hollywood Media’s statement of operations.
     In June 2005, the Emerging Issues Task Force issued EITF 05-2, “The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19” (EITF 05-2). EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion options would not be outside the definition of “conventional” and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on our financial statements.
     In July 2005, the Emerging Issues Task Force issued EITF 05-6, “Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination” (EITF 05-6), which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Hollywood Media’s overall results of operations or financial position.
(7) PROPERTY AND EQUIPMENT, NET:
     Property and equipment, net consists of:

	December 31,
	2005	2004
Furniture and fixtures	$879,654	$817,793
Equipment and software	7,471,994	6,495,325
Website development	878,112	568,380
Equipment under capital leases	1,562,075	1,475,667
Leasehold improvements	444,608	347,841
Internally developed software project in progress	3,350	171,364

	11,239,793	9,876,370
Less: Accumulated depreciation and
amortization	(8,801,185)	(7,421,330)

	$2,438,608	$2,455,040

     Depreciation and amortization expense of property and equipment was $1,397,950, $1,399,531 and $1,885,906 for the years ended December 31, 2005, 2004 and 2003, respectively. Included in these amounts is depreciation and amortization expense for equipment under capital leases of $187,605, $266,347 and $294,946 for the years ended December 31, 2005, 2004 and 2003, respectively.
     During the years ended December 31, 2005 and 2004, the Company disposed of $0 and $516,227, respectively, of fully depreciated assets. Included in the 2005 and 2004 amounts were equipment held under capital lease of $0 and $18,935, respectively.
(8) GOODWILL AND INTANGIBLE ASSETS:
     The following table reflects the changes in the net carrying amount of goodwill by operating segment for the years ended December 31, 2004 and 2005:

	Balance at		Balance at		Balance at
	December 31,	Acquisition	December 31,		December 31,
	2005	and Other	2004	Acquisition	2003
Broadway Ticketing	$3,523,856	$—	$3,523,856	$—	$3,523,856
Data Business	20,092,446	75,723	20,016,723	4,163,747	15,852,976
Internet Ad Sales and Other	24,062,642	2,873,849	21,188,793	—	21,188,793
Intellectual Properties	248,057	—	248,057	—	248,057

Total	$47,927,001	$2,949,572	$44,977,429	$4,163,747	$40,813,682

     Intangible assets consist of the following:

	Balance at December 31,
	2005			2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$697,057	$(232,724)	$464,333	$203,368	$(123,891)	$79,477
Web addresses	2,492,243	(2,226,164)	266,079	2,492,243	(1,967,219)	525,024
Baseline technology	1,182,070	(938,016)	244,054	1,182,070	(701,602)	480,468
Other	1,963,250	(517,994)	1,445,256	536,740	(105,724)	431,016

Total	$6,334,620	$(3,914,898)	$2,419,722	$4,414,421	$(2,898,436)	$1,515,985

     Amortization expense was $1,016,462, $821,569 and $738,823 for fiscal years 2005, 2004 and 2003, respectively. Amortization expense of the net carrying amount of intangible assets at December 31, 2005 is as follows:

Year	Amount
2006	$1,146,686
2007	684,541
2008	515,368
2009	53,589
2010	11,988
Thereafter	7,550

Total	$2,419,722

     Patents and trademarks are being amortized on a straight-line basis over 3 to 17 years. Web addresses and other are amortized over 3 to 5 years. The Baseline technology is being amortized over five years. See Note 4 for further discussion on the FilmTracker acquisition.
     On June 18, 2004, Hollywood Media acquired the assets of Front Row Marketing (“FRM”), a provider of opt-in emails of movie showtimes services for certain movie theater exhibitors in the United States. In exchange for the assets of FRM, which consisted primarily of customer contracts and Internet URLs, Hollywood Media issued 91,463 shares in Hollywood Media common stock, valued at $300,000. Front Row Marketing was integrated into Hollywood Media’s ExhibitorAds business unit which is part of our Data Business division. The list of customer contracts and URLs are classified as intangible assets and are being amortized over 3 years after the valuation results determined the initial useful life used was in excess of their actual useful life. Amortization expense of $126,666 and $27,500 was recorded for the years ending December 31, 2005 and 2004, respectively.
     On December 10, 2004, Hollywood Media acquired the assets of Group Tickets Inc., a provider of Broadway theater tickets to groups and tour operators. The aggregate purchase consideration was $118,421 for the assets, which consisted primarily of a customer list of groups and tour operators and receivables. The customer list of groups is recorded as an intangible asset valued at $108,826 amortized over 5 years. Amortization expense of $21,765 and $1,814 was recorded for the years ended December 31, 2005 and 2004, respectively.
     On July 1, 2004, Hollywood Media consummated our acquisition by merger of 100% of the outstanding common stock of Studio Systems, Inc. (“SSI”), one of the leading entertainment industry database and information service providers. As a result of the acquisition, SSI became a subsidiary of Hollywood Media and its business was integrated with our Baseline/FilmTracker subsidiary now known as Baseline/StudioSystems. During the second quarter of 2005, Hollywood Media received the results of a valuation performed by an independent valuation expert on the 2004 assets acquired. The valuation was able to ascertain the fair market value of certain intangible assets (customer lists, non-competition agreements and trademarks), which are being amortized over 3 years. The fair market value at acquisition of these assets was $670,199. Amortization expense of $335,100 was recorded for the year ending December 31, 2005 and no amortization expense was recorded in 2004 as the Company had preliminarily allocated all of the excess purchase cost to goodwill pending the results of a valuation performed by an independent expert.
     On November 23, 2005 Hollywood Media consummated the acquisition of 100% of the outstanding common stock of the U.K. based CinemasOnline, a group of advertising sales and data services companies focused primarily on selling advertising on cinema and live theatre websites in the U.K. and Ireland. CinemasOnline became a subsidiary of CinemaSource UK Limited, a wholly-owned subsidiary of Hollywood Media that was formed for this transaction. The Company received preliminary results of a valuation performed by an independent valuation expert on the assets acquired. The valuation determined the fair market value of certain intangible assets (customer list, service marks, trade secrets and processes) which are being amortized over 3 years. The fair market value at acquisition of these assets was $1,250,000.
(9) CAPITAL LEASE OBLIGATIONS:
     Future minimum lease payments under capital leases, which contain bargain purchase options, together with the present value of the net minimum lease payments as of December 31, 2005 are as follows:

Year	Amount
2006	$96,265
2007	59,952
2008	13,417
2009	4,367
2010	4,002

Minimum lease payments	178,003
Less amount representing imputed interest	(14,091)

Present value of net minimum lease payments	163,912
Less: current portion	(86,418)

$77,494

(10) DEBT:
     TDI Promissory Note
     In connection with the Theatre Direct NY, Inc. (“TDI”) acquisition on September 15, 2000, Hollywood Media signed two promissory notes payable to the former owner. The first was an interest bearing note payable with a face value of $500,000, principal payable monthly. The interest rate under the note was based on Citibank, N.A. prime rate plus 1% per annum. The second promissory note was a one-year non-interest bearing note with a face value of $250,000. An agreement was reached effective March 31, 2002 between Hollywood Media and the former owner of TDI that the remaining notes payable balance, plus interest, would be paid either in cash or in restricted common stock of Hollywood Media. The total balance as of December 31, 2002 was $320,000 including principal and interest. A guaranty was granted to the former owner in connection with the sale of the former owner’s shares obtained at acquisition. As a result of the guaranty, the Company recorded an additional expense of $50,000. On September 25, 2003, the Company issued 262,000 shares valued at $353,700 to the former owner as payment for the outstanding principal and interest balance of $320,000. In addition, 57,835 shares valued at $76,342 were issued on July 17, 2003 to a third party as payment under the guaranty granted to the former owner. As a result, the additional consideration of $60,041 was recorded as additional “other, net” in the accompanying consolidated statement of operations. During the years ending December 31, 2005 and 2004, no additional amounts were recorded. As of December 31, 2005 and 2004, no amounts were due for this note.

     CEO Commitments
     Pursuant to an agreement dated March 28, 2005 as amended in August 2005, in the event that Hollywood Media requires additional funding, Hollywood Media’s Chairman of the Board and Chief Executive Officer and Hollywood Media’s Vice Chairman and President committed to provide Hollywood Media with an amount not to exceed $5.0 million, in the aggregate, through January 1, 2007, if needed to enable Hollywood Media to meet its operating, liquidity and/or working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generates cash from debt or equity financings, operational cash flow, proceeds from a sale of a division or subsidiary of Hollywood Media, Hollywood Media’s share of debt, equity or similar transactions by its equity investees or cash distributions received from MovieTickets.com. Advances will bear interest at the prime rate plus one percent per annum. As of December 31, 2005, no amount had been drawn under this commitment, and the amount of the commitment has been reduced to zero pursuant to the above-referenced terms of the commitment, due to cash that Hollywood Media received from debt and equity financings during 2005.
     Under a similar commitment that expired on January 1, 2004, in the event that Hollywood Media required additional funding, Hollywood Media’s Chairman of the Board and Chief Executive Officer and Hollywood Media’s Vice Chairman and President committed to provide Hollywood Media with an amount not to exceed $3.5 million through January 1, 2004, if needed to enable Hollywood Media to meet its working capital requirements. Advances bore interest at the prime rate plus one percent per annum. There was $600,000 principal amount outstanding under this commitment at December 31, 2003, of which $400,000 (which was loaned by a wholly-owned limited liability corporation of Hollywood Media’s Chairman and President) was collateralized by Broadway Ticketing inventory, and $200,000 was unsecured. This loan was fully repaid during 2004 and as of December 31, 2004, the balance under this commitment was $0. In addition, interest expense for the twelve months ended December 31, 2004 and 2003 was $4,317 and $16,682, respectively.
     Senior Unsecured Notes
     On November 23, 2005, Hollywood Media issued and sold $7,000,000 aggregate principal amount of its Senior Unsecured Notes (the “Senior Notes”) for aggregate gross cash proceeds of $7,000,000. The notes carry an 8% interest rate and an initial 12 month term, which interest is payable in quarterly installments commencing December 31, 2005. The principal is payable in cash or, at Hollywood Media’s option, in shares of Hollywood Media’s common stock valued on a per share basis at a 5% discount from the 20-day volume-weighted average market price per share of the common stock (“VWAP “) as of the payment date, subject to certain conditions to such option including but not limited to the requirement that the shares be registered for resale. Hollywood Media’s proceeds related to the issuance, net of issuance costs, was $6,595,690. The holders of the Senior Notes also received warrants to purchase 700,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share. Under the terms of the Senior Notes, Hollywood Media has the option in its sole discretion to extend the maturity date of the Senior Notes for up to six months in exchange for the delivery of additional five-year warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock with exercise price per share at the lesser of $4.29 or the VWAP for the 20 days preceding November 23, 2006. The Senior Notes are not convertible at the option of the holders.
     The Company recognized the value attributable to the 700,000 issued warrants in the amount of $1,865,037 as a discount against the Senior Notes. The Company valued the warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.45 percent, an expected volatility of 69.4% and a five year life; the fair value of the warrants was determined to be $2.66 per share. The debt discount attributed to the value of the warrants issued is amortized over the life of the Senior Notes as interest expense using the effective yield method. The fair value of the warrants has been recorded as a derivative liability. The liability was accounted for as a derivative under the applicable standards due to the registration rights and potential net cash settlement of amounts due to warrant holders. In addition, $404,310 of issuance costs are being amortized over the life of the debt as a deferred debt issuance cost. As of December 31, 2005, $40,870 of the debt issuance costs have been amortized as expense and the remaining $363,440 is included in deferred debt issuance costs. During the year ended December 31, 2005, there was a $87,037 change in fair value relating to the detachable warrants classified as a “derivative liability” which were marked to market through earnings in “other, net” in the Company’s consolidated statement of operations.
     The Company amortized the Senior Notes debt discount attributed to the value of the warrants of $267,292 for the year ending December 31, 2005. As of December 31, 2005, $1,597,745 of unamortized discount on the Senior Notes was reducing the face amount Senior Notes, and is being amortized to interest expense over the remaining term of the outstanding debt.
     As of December 31, 2005, $60,667 in accrued interest was recorded on the Company’s consolidated balance sheets. In addition, for the twelve months ending December 31, 2005 $60,667 of interest expense was recorded on the Company’s consolidated statement of operations.
     May 2002 Convertible Debentures
     On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the “Debentures”) to a group of investors, upon payment of an aggregate $5.7 million cash investment from such investors. The Debentures bore interest at 6% per annum, payable quarterly in cash or common stock. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures were convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, but the sole $1 million currently outstanding Debenture was amended and is now convertible through and matures on May 22, 2006, following the conversion of $4.7 million principal amount of Debentures described below. The original conversion price of $3.46 per share was adjusted and amended as described below. In addition, Hollywood Media can elect at its option to convert up to 50% of the convertible Debentures if the Debentures are still outstanding at maturity, subject to certain conditions. The investors also received fully vested detachable warrants (the “Warrants”) to acquire at any time through May 22, 2007, an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. On May 22, 2003, an investor holding at least seventy-five percent of such investor’s shares of common stock issued or issuable to such investor under the Debentures, had the exercise price of the warrants held by such investor decreased to $3.46 per share, which equals the pre-adjustment conversion price of the Debentures. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As a result of the 2004 private placement discussed in Note 12, the original conversion price of the Debentures of $3.46 per share was reduced to $3.30 per share, and the exercise price of the warrants was reduced to $3.34 per share, after giving effect to a weighted average anti-dilution provision per the agreements. As a result of the reduction of the conversion price, additional beneficial conversion of $294,360 was recorded in 2004.
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
     As of December 31, 2005 and December 31, 2004, $59,073 and $200,848, respectively, of unamortized discount on the Debentures was reducing the face amount of Debentures, and is being amortized to interest expense over the remaining term of the outstanding Debentures.

     A total of $389,095 in deferred finance costs were incurred for the Debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the Warrants issued to the Debenture holders). During the years ended December 31, 2005, 2004, and 2003, $10,885, $168,321 and $129,696, respectively, were recognized as interest expense from the amortization of the debt issuance costs.
     Interest expense of $141,775, $2,131,525 and $803,641 were recorded for the years ended December 31, 2005, 2004, and 2003, respectively, consisting of stated interest, discount amortization of the beneficial conversion feature for the reduction in conversion prices on the Debentures, and the original discounts.
     The Warrants granted to these investors in May 2002 were recorded at a relative fair value of $1,608,422 using the Black Scholes option valuation model. The assumptions used to calculate the value of the warrants using Black Scholes were as follows: volatility of 83.7%, 5 year expected life, exercise price of $3.78 per share, a stock price of $3.27 per share and a risk free interest rate of 4%. The original beneficial conversion feature of the Debentures was valued at $1,295,416. The recorded values of the Warrants and the beneficial conversion feature are being amortized to interest expense over 3 years, using the effective interest method or sooner if converted prior to maturity. The value of the Warrants and the beneficial conversion feature of the Debentures were recorded as a discount to the convertible Debenture and included in additional paid-in capital.
CinemaSource Guaranty
     In 1999, Hollywood Media loaned approximately $1.7 million to the former owner (“borrower”) of CinemaSource (currently an employee of CinemaSource) so that he could pay a portion of the taxes due resulting from the sale of CinemaSource to Hollywood Media. Hollywood Media was obligated to make this loan as part of the original purchase agreement to acquire CinemaSource. Hollywood Media sold the note to an independent third party in 2000 and guaranteed payment of the note. In April 2003, Hollywood Media entered into an agreement with the holder of the note to satisfy Hollywood Media’s obligations under its guaranty of the note. Pursuant to such agreement, Hollywood Media agreed to pay the holder an aggregate of $462,269 in nine monthly installments commencing April 2003. In July 2003, pursuant to an agreement with the holder, the Company had the right, at its election, to pay the holder half of any monthly payment in restricted stock and during 2003, the Company issued 110,836 shares of common stock valued at $152,135 pursuant to such agreement. As a result, the Company recorded an additional expense of $89,215 for the market premium of the common stock payments, which expense was reversed in the fourth quarter of 2003 as the Company determined to instead pay the holder in cash. The loan was repaid in full in the first quarter of 2004. Subsequent to this guaranty being paid in full, amounts were fully recovered from the borrower and Hollywood Media recorded a credit to selling, general and administrative expenses of $302,859 during the quarter ended June 30, 2004. As of December 31, 2005 and 2004, no amounts were due under this guaranty.
(11) ACCRUED EXPENSES AND OTHER:
Accrued expenses and other consist of the following:

	December 31,
	2005	2004
Compensation and benefits	$2,076,731	$1,440,671
Professional fees	1,033,642	968,076
Customer deposits	625,087	248,702
Accrued hotel package expense	577,871	579,365
Accrued ticket costs	545,483	548,573
Accrued sales tax	281,384	15,561
Accrued credit card fees	257,515	224,254
Accrued insurance	255,108	152,235
Liability for non-compete clause-acquisition	—	255,000
Other	847,377	740,483

	$6,500,198	$5,172,920

(12) OFFERINGS OF SECURITIES:
     On March 4, 2003, Hollywood Media issued 155,783 shares of common stock, valued at $155,783, for payment of Hollywood Media’s 401(k) employer match for calendar year 2002.
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
     On July 1, 2003, pursuant to the employment agreements for both Hollywood Media’s Chairman of the Board and Chief Executive Officer and Hollywood Media’s Vice Chairman and President, Hollywood Media issued 250,000 shares of restricted common stock valued at $325,000. During the year ended December 31, 2003, $162,500 was recorded as compensation expense and $162,500 was included in “Deferred compensation” in the accompanying consolidated balance sheet as of December 31, 2003. The remaining $162,500 under this award was recorded as compensation expense during the year ended December 31, 2004.
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
     On October 8, 2003, Hollywood Media issued 115,000 shares of common stock, valued at $140,300, to a former employee in connection with settlement of such person’s employment agreement.
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
     During the year ended December 31, 2003, Hollywood Media issued 110,836 shares of common stock, valued at $149,135, as payment on account of a guaranty (Note 11) on a CinemaSource note sold to an independent third party in 2000.

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
     On February 4, 2004, Hollywood Media issued 52,627 shares of common stock, valued at $139,987, for payment of Hollywood Media’s 401(k) employer match for calendar year 2003.
     On February 13, 2004, Hollywood Media sold 5,773,355 shares of common stock in a private placement valued at $16,396,327, to investors and warrants to purchase 1,443,339 shares of its common stock. Hollywood Media received proceeds of $15,057,504 after deducting the placement agent’s fee and expenses and $151,284 for legal, accounting and travel expenses associated with the offering. The warrants issued in the private placement have an exercise price of $2.84 per share of common stock and expire in February 2009. The warrants are callable by Hollywood Media after one year if the common stock of Hollywood Media trades at twice the exercise price for 20 trading days. In addition to the warrants issued to the investors, Hollywood Media issued warrants to the placement agent having the same exercise price, which are exercisable to purchase up to 288,667 shares of common stock. The placement agent is also entitled to receive a cash payment equal to 4% of the gross proceeds from the exercise of any of the warrants issued pursuant to this private placement.
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
     On May 28, 2004, Hollywood Media issued 35,211 shares of common stock for $50,000 to a third party consultant. These options were valued at $69,717 at the date of issuance.
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
     On July 22, 2004, Hollywood Media issued 68,104 shares of common stock, valued at $224,743, in connection with utilization of a third party’s services to obtain certain intangible assets for the Broadway Ticketing division.

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
     During August and September 2004, $4.7 million in principal of the Debentures was converted into shares of Hollywood Media’s common stock at a conversion price of $3.05 per share, including the $500,000 Debenture held by Mr. Rubenstein and Ms. Silvers. In connection with these conversions, Hollywood Media issued 1,540,985 shares of common stock valued at $4,700,000. In addition, Hollywood Media issued 71,969 shares of common stock valued at $108,522 for accrued interest due on the Debentures for the period from July 1, 2004 through the conversion dates.
     On October 6, 2004 Hollywood Media issued 4,944 shares of common stock, valued at $15,123, in payment of interest on the Debentures for the period July 1, 2004 through September 30, 2004.
     During 2004 Hollywood Media issued shares of common stock pursuant to the exercise of warrants with an exercise price of $2.84 per share, as follows: 150,000 shares issued on November 3, 2004 for an aggregate cash price of $426,000; 32,500 shares issued on December 1, 2004 for an aggregate cash price of $92,300; and 68,750 shares issued on December 28, 2004 for an aggregate cash price of $195,250, less placement agent fees of $28,543.
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
     On January 3, 2005, Hollywood Media issued 20,000 shares of common stock valued at $93,960, as compensation to a consulting firm for services rendered and to be rendered.
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
     On May 23, 2005, Hollywood Media issued 2,237 shares of common stock valued at $10,000 for consulting service.
     On May 31, 2005 Hollywood Media issued 5,000 shares of common stock for $10,150, upon a director’s exercise of a stock option with an exercise price of $2.03 per share.
     During 2005 Hollywood Media issued shares of common stock pursuant to the exercise of warrants with an exercise price of $2.84 per share as follows: 10,000 shares issued on February 8, 2005 for an aggregate cash price of $28,400; 18,750 shares issued on March 3, 2005 for an aggregate cash price of $53,250; 66,021 shares issued on March 23, 2005 for an aggregate cash price of $187,500; 150,000 shares issued on March 29, 2005 for an aggregate cash price of $426,000; 25,000 shares issued on May 13, 2005 for an aggregate cash price of $71,000; and 25,000 shares issued on June 2, 2005 for an aggregate cash price of $71,000. Pursuant to the placement agent agreement relating to the February 2004 offering in which these warrants were issued, Hollywood Media incurred fees of $27,806 payable to the placement agent due to such exercises, which have been recorded as a reduction of the proceeds received from such exercises.
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
     On June 13, 2005, Hollywood Media issued 200,000 shares of common stock valued, using a Black Scholes model, at $144,000 to an independent third party, pursuant to a consulting agreement for services rendered in connection with the CinemasOnline acquisition.
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
     On October 10, 2005, Hollywood Media issued 3,788 shares of common stock valued at $15,123 in payment of interest on the Debentures for the period July 1, 2005 through September 30, 2005.
     On November 17, 2005, Hollywood Media issued 750 shares of common stock for $953, pursuant to the exercise of a stock option with an exercise price of $1.27 per share.
     On November 18, 2005, Hollywood Media issued 5,000 shares of common stock for $16,250, pursuant to the exercise of a stock option with an exercise price of $3.25 per share.
     During 2005 Hollywood Media issued shares of common stock pursuant to the exercise of stock options with an exercise price of $4.00 per share as follows: 92,208 shares issued on December 20, 2005 for an aggregate cash price of $368,832; 28,348 shares issued on December 22, 2005 for an aggregate cash price of $113,392; and 15,000 shares issued on December 30, 2005 for an aggregate cash price of $60,000.
     In August 2004, pursuant to the extensions and amendments to employment agreements for each of Hollywood Media’s Chairman of the Board and Chief Executive Officer, Mr. Mitchell Rubenstein, and Hollywood Media’s Vice Chairman and President, Ms. Laurie S. Silvers, Hollywood Media issued 400,000 shares, or a total of 800,000 shares, of restricted common stock valued at $2,600,000. Compensation is recognized quarterly as shares vest over a 4-year period beginning in October 2004. During the year ended December 31, 2005 and 2004, Hollywood Media amortized $650,000 and $325,000, respectively, in compensation expenses on these shares, with $1,787,500 and $2,437,500 of unamortized deferred compensation remaining as of December 31, 2005 and 2004, respectively.
     In addition to the transactions described above, Hollywood Media occasionally issues equity instruments to third parties in exchange for services. In summary, during 2005, 2004 and 2003, Hollywood Media issued equity instruments with an aggregate fair value of $103,960, $233,081 and $363,068 respectively, in exchange for services. Shares of common stock issued for services are valued at the market price of our common stock. Stock options and warrants are valued using the Black Scholes valuation model. The value of the equity instruments is calculated as of the measurement date, which is usually the date that performance is assured.
     The table below summarizes the nature of services received, fair value of equity instruments issued and the classification in the accompanying statements of operations.

	Year Ended December 31,
	2005	2004	2003
Selling, general and administrative expenses
Consulting services (a)	$103,960	$223,940	$145,404
Employee stock bonus	—	9,141	55,164
Stock incentive program	—	—	162,500

	$103,960	$233,081	$363,068

(a)	Consulting services include payments to third parties for investor relation services and investment banking services.

(13) INCOME TAXES:
     Hollywood Media is in a loss position for both financial and tax reporting purposes. Hollywood Media follows SFAS No. 109, “Accounting for Income Taxes” which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is “more likely than not”. The primary item giving rise to such deferred tax asset is a loss carryforward of $235,799,800 as a result of the operating losses incurred for the period from inception (January 22, 1993) to December 31, 2005. However, due to the uncertainty of Hollywood Media’s ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to Hollywood Media’s ability to utilize its loss carryforwards subject to the “ownership change” provisions of Section 382 of the U.S. Internal Revenue Code, Hollywood Media has established a valuation allowance for the full amount of the deferred tax asset.
     The loss carryforwards expire as follows:

2008	$528,285
2009	5,064,608
2010	7,989,600
2011	6,202,267
2017	5,771,196
2018	7,949,757
2019	18,526,989
2020	43,159,623
2021	37,552,359
2022	76,867,212
2023	9,728,058
2024	8,719,119
2025	7,740,727

$235,799,800

     The components of Hollywood Media’s deferred tax assets and liabilities consist of the following at December 31:

	2005	2004
Net tax basis in excess of book basis for certain assets and liabilities	$3,630,318	$2,963,399
Net operating loss carryforwards	89,368,124	86,078,354

	92,998,442	89,041,753

Valuation allowance	(92,998,442)	(89,041,753)

Net deferred tax asset/liability	$—	$—

     No provision or benefit for Federal or state income taxes was made for 2005, 2004 and 2003 due to operating losses incurred in the respective periods. The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to loss before income taxes as a result of the following:

	For the Year Ended December 31,
	2005	2004	2003
Income tax benefit at Federal statutory tax rate	$(3,119,614)	$(4,059,230)	$(2,604,590)
State income tax benefit (net of Federal benefit)	(251,027)	(336,336)	(215,809)
Change in valuation allowance	3,956,689	3,508,431	4,098,792
Non deductible expense	25,284	746,000	517,000
Other	(611,332)	141,135	(1,795,393)

Provision for income taxes	$—	$—	$—

(14) INVESTMENTS IN AND ADVANCES TO EQUITY METHOD UNCONSOLIDATED INVESTEES:
     Investments in and advances to equity method unconsolidated investees consist of the following:

	December 31,
	2005	2004
NetCo Partners (a)	$551,882	$440,484
MovieTickets.com (b)	(4,975)	(4,975)

	$546,907	$435,509

     The amounts reflected above comprise Hollywood Media’s total equity in undistributed earnings (losses) for NetCo Partners and MovieTickets.com for the years ended December 31, 2005 and 2004.
     (a) Netco Partners:
     In June 1995, Hollywood Media and C.P. Group, Inc. (“C.P. Group”), a company in which Tom Clancy is a shareholder, entered into an agreement to form NetCo Partners (the “Netco Joint Venture Agreement”). NetCo Partners is engaged in the development and licensing of Tom Clancy’s NetForce.
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
     Hollywood Media accounts for its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners’ income or loss as Equity in Earnings of Unconsolidated Investees. Since NetCo Partners is a partnership, any income tax payable is passed through to the partners. The revenues, gross profit and net income of NetCo Partners for the fiscal years ended December 31, 2005, 2004 and 2003 are presented below:

	Year Ended December 31,
	2005	2004	2003
Revenues	$1,429,783	$1,449,129	$2,707,010
Gross Profit	1,225,703	1,236,325	2,274,568
Net Income	1,066,469	1,152,634	1,915,362

Company’s Share of Net Income	$533,234	$576,317	$957,681
     As of December 31, 2005 and 2004, NetCo Partners had $850,224 and $784,883, respectively in accounts receivable, net of allowance. These accounts receivable are not included in Hollywood Media’s consolidated balance sheets.
     NetCo Partners’ deferred revenues, consisting of advances received but not yet recognized as income, amounted to $194,965 as of December 31, 2004 and no deferred revenues as of December 31, 2005 were recorded. These deferred revenues are not included in Hollywood Media’s consolidated balance sheet.
     (b) MovieTickets.com Inc.
     Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. (AMC) and National Amusements, Inc. to form MovieTickets.com, Inc. (“MovieTickets.com”). In August 2000, the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over 5 years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising on most participating exhibitors’ movie screens. In March 2001, America Online Inc. (“AOL”) purchased a non-interest bearing convertible preferred voting equity interest in MovieTickets.com for $8.5 million in cash, convertible into approximately 3% of the common stock of MovieTickets.com. AOL converted its preferred shares into common stock in 2005.
     Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. joint venture at December 31, 2005 and shares in 26.2% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as Equity in Earnings of Unconsolidated Investees. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded no income or losses on its investment in MovieTickets.com for fiscal 2005, 2004 and 2003, respectively.
     Hollywood Media performs ad sales, collections, billing, payroll and other related activities for MovieTickets.com. Hollywood Media’s expenses in providing such services are submitted to MovieTickets.com for reimbursement, and MovieTickets.com’s net revenues collected by Hollywood Media (less commissions earned by Hollywood Media) are delivered to MovieTickets.com. See Note 19 - Related Party Transactions: Joint Venture Transactions.
     The revenues, cost and expenses, depreciation and amortization (included in costs and expenses) and net loss of MovieTickets.com for the fiscal years ended December 31, 2005, 2004 and 2003, which are not included in Hollywood Media’s consolidated statements of operations, are presented below:

	Year Ended December 31,
	2005	2004	2003
	(unaudited)	(unaudited)
Revenues	$8,697,654	$6,609,014	$5,713,059
Cost and Expenses	10,945,241	8,231,045	7,756,711
Depreciation and Amortization	3,290,498	3,606,364	3,458,273
Net Loss	$(2,243,108)	$(1,621,254)	$(2,022,142)
     The cash, accounts receivable and accrued expenses and other liabilities balances of MovieTickets.com for the fiscal years ended December 31, 2005 and 2004, which are not included in Hollywood Media’s consolidated balance sheet, are presented below:

	Year Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
Cash	$4,110,862	$4,023,660
Accounts Receivable, Net	4,386,585	2,092,365
Accrued Expenses and Other Liabilities	$3,488,613	$2,088,283
     MovieTickets.com financial information presented above for 2003 was originally reported as unaudited financial information in our 2004 financial statements. The financial information for 2003 provided above represents the final audited financial information. The 2005 and 2004 unconsolidated investee financial information is unaudited, awaiting completion of the investee’s 2005 and 2004 financial statement audits.
(15) COMMITMENTS AND CONTINGENCIES:
     Operating Leases —
     Hollywood Media conducts its operations in various leased facilities, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms may have escalating rent provisions and rent holidays which are expensed on a straight-line basis over the term of the lease, and expire at various dates through the year 2010. Also, certain equipment used in Hollywood Media’s operations is leased under operating leases. Operating lease commitments at December 31, 2005 are as follows:

Year	Amount
2006	$1,259,975
2007	1,043,350
2008	592,783
2009	372,784
2010	233,040
Thereafter	—

Total	$3,501,932

     The fixed operating lease commitments detailed above assume that Hollywood Media continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $1,219,557, $1,520,548 and $1,327,936 during 2005, 2004 and 2003, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.
     Placement Agent Commissions —
     Hollywood Media has recorded $33,486 and $1,111,368 during 2005 and 2004, respectively, as a reduction to additional paid-in-capital in the accompanying consolidated financial statements for placement agent commissions in connection with the 2004 private placement. Hollywood Media is obligated to pay 4% of all warrant exercise proceeds associated with the 2004 private placement to the placement agent. In addition, Hollywood Media is obligated to pay 5% of all warrant exercise proceeds associated with warrants issued in connection with the issuance of senior unsecured notes in November of 2005. There have been no warrant exercises associated with the detachable warrants issued in connection with the senior unsecured notes.
     Self Insurance Medical —
     Hollywood Media has recorded a current liability of $143,328 and $179,742 related to accruals for self-insurance at December 31, 2005 and 2004, respectively. The liability was recorded for the maximum amount of potential liability under the stop-loss coverage due to the lack of historical claims experience data available for the current health insurance plan.
     Employment Agreements: Chief Executive Officer and President —
     In 1998, Hollywood Media extended its employment agreements with each of Mitchell Rubenstein, to serve as Chairman and Chief Executive Officer, and Laurie S. Silvers, to serve as Vice Chairman and President, for an additional five-year term expiring July 1, 2003. During 2003, these agreements were amended and extended for one year through June 30, 2004. During 2004, these agreements were amended and extended through December 31, 2004 and were subsequently extended pursuant to the provisions of these agreements. As of December 1, 2005, the terms of both agreements were automatically extended through December 31, 2006.
     The terms of each of the employment agreements are automatically extended for successive one-year terms unless Hollywood Media or the executive officer gives written notice to the other at least 30 days prior to the then-scheduled expiration date. Each of the employment agreements provides for an annual salary (subject to automatic cost-of-living increases based on changes in the consumer price index), an annual bonus in an amount determined by the Board of Directors at its discretion, and an automobile allowance of $650 per month. Pursuant to the 2003 amendments, the agreements provide for annual salaries commencing July 1, 2003 of $400,000 for Mr. Rubenstein and $350,000 for Ms. Silvers. After giving effect to annual cost-of-living adjustments, the current annual salary rates are $410,800 for Mr. Rubenstein and $359,450 for Ms. Silvers.
     Hollywood Media recorded aggregate compensation expense (including but not limited to compensation under these employment agreements) for Mitchell Rubenstein of $410,800, $405,400 and $372,155 for the years ended December 31, 2005, 2004 and 2003, respectively, and for Laurie Silvers of $359,450, $354,725 and $347,155 for the years ended December 31, 2005, 2004 and 2003, respectively, which amounts are included in salaries and benefits in the accompanying consolidated statements of operations.
     The respective employment agreements provide that each executive will continue to receive his or her salary until the expiration of the term of the employment agreement if his or her employment is terminated by Hollywood Media for any reason other than death, disability or “Cause” (as defined in the employment agreements), or for a period of 12 months after termination of the employment agreement as a result of the executive’s disability, and that the executive’s estate will receive a lump sum payment equal to one year’s base salary plus a pro rata portion of any bonus to which the executive is entitled upon termination of the employment agreement by reason of the executive’s death. A termination by Hollywood Media of one of such executive officer’s employment without Cause will constitute a termination without Cause of the other such executive officer for purposes of the employment agreements.

     Under the employment agreements as currently amended, if a Change of Control (as defined below) occurs, the employment agreements provide for the continued employment of the executive officers until the earlier of two years following the Change of Control or the then-scheduled expiration date of the term of employment. In addition, following a Change in Control, if the executive officer’s employment is terminated by Hollywood Media or by the executive officer during the term of the agreement, such executive officer will receive a lump sum cash payment equal to three times the executive officer’s then-existing base salary and most recent annual bonus.
     Under the employment agreements as currently amended, the term “Change of Control” is defined to mean (a) any person’s or group’s acquisition of 20% or more of the combined voting power of Hollywood Media’s outstanding securities (other than as a result of an issuance of securities initiated by Hollywood Media, or open market purchases approved by the Board of Directors of Hollywood Media, as long as the majority of the Board approving the purchases is the majority at the time the purchases are made), (b) in the event of any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, the persons who were directors of Hollywood Media prior to such transaction ceasing to constitute a majority of the Board of Directors following the transaction, or (c) the sale or transfer of Hollywood Media in its entirety or all or substantially all of its assets through any structure or form of transaction, including, but not limited to, a direct or indirect acquisition, merger, consolidation, restructuring, liquidation or any similar or related transaction.
     In connection with and pursuant to the terms of the 2003 amendments, the Chief Executive Officer and the President were each granted as of July 1, 2003 (i) stock options to purchase 350,000 shares of the Hollywood Media’s common stock at an exercise price equal to the closing market price of the common stock on the date of grant ($1.20 per share), which options were granted under Hollywood Media’s shareholder-approved stock option plan, and (ii) 125,000 shares of restricted stock, issued under Hollywood Media’s shareholder-approved 2000 Stock Incentive Plan. The stock options and the shares of restricted stock vest at the rate of twenty-five percent per quarter over the one-year period following the date of grant, subject to accelerated vesting upon certain events including a Change of Control, and the options have a five-year term.
     The 2003 amendments provide for Hollywood Media to make certain payments to Mr. Rubenstein and Ms. Silvers in the event that Hollywood Media or one of its subsidiaries or affiliates, during the term of the employment agreements (including any subsequent renewal periods), enters into agreements to carry Hollywood.com Television with (a) two additional Multiple System Operators (“MSOs”) that are among the largest eight MSOs (excluding Cox Communications and Cablevision Systems Corp.), or (b) with Comcast Corporation. These conditions were subsequently satisfied and, as a result, the amendments provide that each such executive officer shall be entitled to payments equivalent to five percent of the net income (as determined in accordance with GAAP) generated operationally by each of the Hollywood.com Television and Hollywood.com divisions of Hollywood Media and, if Hollywood.com Television and/or Hollywood.com were to be sold by Hollywood Media, the executive can elect to receive five percent of the net sale proceeds generated from the sale of such division(s) in lieu of the net income payments continuing after the sale. The employment agreements provide that these payment rights, once earned during the employment term, survive termination or expiration, for any reason, of the executive’s employment with Hollywood Media.
     In connection with and pursuant to the terms of the 2004 amendments to these agreements, the Chief Executive Officer and the President were each granted 400,000 shares of restricted stock, issued under Hollywood Media’s shareholder-approved 2000 Stock Incentive Plan, which shares vest at the rate of 25,000 shares (or 6.25%) per calendar quarter, commencing with the first 25,000 shares vesting on October 1, 2004, subject to accelerated vesting upon certain events including a Change of Control or in the event that the Executive’s employment is terminated without cause.
     Packaging Agreement —
     Hollywood Media entered into a book packaging agreement with Dr. Martin Greenberg in 1994 that expired in November 2003 providing that Dr. Greenberg would have the exclusive right to package novelizations based on certain of Hollywood Media’s rights in certain characters and publishing properties for which the text was delivered during the term of the consulting agreement with Dr. Greenberg or, at Hollywood Media’s option, text begun but not completed at the time of contract expiration. The packaging fees are calculated by applying various specified percentages to Hollywood Media’s publishing net revenues from books packaged under the agreement, with percentages ranging from 17.5% to 25%. During 2004, Hollywood Media incurred $12,399 in packaging fees pursuant to this contract, and $1,871 remained payable at December 31, 2004.
     Litigation —
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
     In this case, Water Garden Company LLC filed suit against Hollywood Media, its subsidiary, hollywood.com, Inc., and The Tribune Company (“Tribune”), among others, claiming damages as a result of alleged defaults by hollywood.com, Inc. under a lease for office space entered into by hollywood.com, Inc., as lessee, and Water Garden Company LLC (“Water Garden”), as lessor. Tribune was guarantor of the lessee’s obligations under the lease, and Hollywood Media had contractual indemnification obligations to Tribune, which have been satisfied, relating to Tribune’s guaranty of the lease.
     On April 29, 2003, the court in this action (the “Water Garden Lawsuit”) entered a money judgment against hollywood.com, Inc. and Tribune in the amount of $998,549 plus certain costs and interest. Following unsuccessful appeals in the courts, in 2004 the judgment was satisfied by payment of an aggregate of $1,297,804 to Water Garden, funded by Hollywood Media.
     The judgment in the Water Garden Lawsuit covered rent accruing through February 13, 2003. Pursuant to a written stipulation agreement between the parties to the Water Garden Lawsuit, as a result of the denial of hollywood.com, Inc.’s and Tribune’s appeals, hollywood.com, Inc. and Tribune were also liable for rent accruing between February 13, 2003 and December 31, 2003, together with attorneys’ fees and costs, subject to reduction for rent received by the landlord from subsequent tenants as provided in the stipulation agreement. In November 2004, the parties to the Water Garden Lawsuit reached a settlement agreement to resolve Water Garden’s outstanding claims under the written stipulation by payment of $358,000 to Water Garden, which payment was funded by Hollywood Media, in return for full releases for hollywood.com, Inc., Hollywood Media and Tribune. None of hollywood.com, Inc., Hollywood Media or Tribune has any outstanding liability with respect to this matter. As of December 31, 2005 and 2004, there were no monies due for this matter.
     In a separate matter, in November 2002 there was an arbitration action commenced by a third party against Hollywood Media regarding a contract dispute involving claims against Tribune Company and the hollywood.com, Inc. subsidiary of Hollywood Media, which dispute was settled in October 2003. Under the settlement, Hollywood Media made a $200,000 payment in October 2003, and agreed to advertise Hollywood Media’s exhibition-related businesses in a trade publication at a cost of $14,167 per month, at prevailing rates, over a six-month period which commenced in December 2003. As of December 31, 2005 and 2004, all payments have been made and there was $34,075 and $55,375 of prepaid advertising remaining under this agreement as of December 31, 2005 and 2004, respectively. There was $21,300 and $24,300 of advertising expense included in the accompanying consolidated statements of operations for the years ended December 31, 2005 and 2004, respectively.
     In a separate matter, a lawsuit pertaining to an advertising insertion order was filed against Hollywood Media in May 2003, seeking damages of $161,000 plus interest and costs. Hollywood Media and the plaintiff in this matter entered into an agreement in January 2005 to settle this litigation whereby Hollywood Media purchased $119,000 (which is included in “prepaid expenses” in the accompanying consolidated balance sheet as of December 31, 2004), in advertising on plaintiff’s various websites to promote at market rates Hollywood Media’s various web properties over the period of January 18, 2005 through September 17, 2005, payable over 8 months. During 2005, $119,000 was recorded as advertising expense in the accompanying consolidated statements of operations. As of December 31, 2005, there was no amount owed under this matter.
     In a separate matter, a lawsuit pertaining to an advertising sales and serving agreement was filed against Hollywood Media in August 2005 seeking damages of $224,000 plus interest and costs. Hollywood Media and the plaintiff entered into a settlement agreement in February 2006 pursuant to which Hollywood Media paid the plaintiff $54,061 in cash in full settlement of this matter. As of December 31, 2005, $50,000 was accrued in the accompanying consolidated balance sheets.
     Hollywood Media is from time to time a party to various legal proceedings including matters arising in the ordinary course of business.

(16) SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	2005			2004			2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Interest paid in stock	$(59,999)	(1)		$(357,858)	(8)		$(461,136)	(18	)(22)
Additional beneficial conversion feature resulting from change in warrant exercise price	—			(707,070)	(13)		—
Issuance of compensatory stock options and warrants for services rendered	—			(233,081)	(14)		(248,281)	(25)
Issuance of compensatory stock for services rendered	(103,960)	(2)		(87,264)	(4)		(145,404)	(19)
Issuance of shares to employees as compensation	(101,329)	(5)		(35,000)	(10)		—

Changes in assets and liabilities:
Prepaid expenses				(158,000)	(11)		—
Other accrued expenses	(193,762)	(3)		(139,987)	(7)		(296,083)	(24)

Total non-cash operating activities	$(459,050)			$(1,718,260)			$(1,150,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of assets in acquired companies	$(144,000)	(4)		$(300,000)	(6)		$—
Acquisition of property and equipment under capital leases	(110,408)			(53,053)			(158,212)
Acquisition of intangible asset	—			(224,743)	(9)		—
Acquisition cost paid with common stock	—			(250,000)	(12)		(39,714)	(20)
Acquisition cost financed with note payable	—			(510,000)	(16)		—

Total non-cash investing activities	$(254,408)			$(1,337,796)			$(197,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Conversion of convertible debentures to	$—			$(4,700,000)	(15)		$—
common stock Payment of debt in connection with the acquisition of TDI	—			—			(430,041)	(23)
Obligations acquired under capital leases	110,408			53,053			158,212
Acquisition cost financed with note payable	—			510,000	(16)		—
Stock options issued for compensation and payments for services rendered	—			233,081	(14)		393,685	(25)
Acquisition costs paid with stock-based compensation	144,000	(4)	—			—
Stock warrants issued for a prepaid asset	—			158,000	(11)		—
Common stock issued for compensation to an employee	101,329	(5)		35,000	(10)		—
Common stock issued to consultants in return for services rendered	103,960	(2)		87,264	(9)		—
Common stock issued for services rendered in acquiring an intangible asset	—			224,743	(9)		—
Common stock issued in lieu of interest payments on convertible debentures	59,999			357,858	(8)		312,001
Common stock issued for contributions to Company 401(k) Plan	193,762	(3)		139,987	(7)		155,783
Common stock issued for assets	—			300,000	(6)		—
Common stock issued as part of purchase price for Studio Systems, Inc.	—			250,000	(12)		—
Common stock issued as part of an earn out provision in connection with the acquisition of BroadwayTheater.com	—			—			39,714	(20)
Common stock issued pursuant to a guaranty on a CinemaSource note	—			—			149,135	(22)
Common stock issued to satisfy debt in connection with the acquisition of TDI	—			—			430,041	(23)
Common Stock issued pursuant to a guaranty on a promissory note	—			—			—
Common tock issued as part of a settlement of an employment agreement	—			—			140,300	(24)
Common stock issued for exercise of warrants attached to Convertible Debentures	—			4,700,000	(15)		—
Additional interest expense for change in warrant exercise price	—			707,070	(13)		—

Total non-cash financing activities	$713,458			$3,056,056			$1,348,830

(1)	Hollywood Media issued 13,620 shares of common stock valued at $59,999, for interest due to holders of Convertible Debentures of the Company (the “Convertible Debentures”) (See Note 10).

(2)	Hollywood Media issued 22,237 shares of common stock valued at $103,960 in connection with utilization of a third party’s services for consulting work.

(3)	Hollywood Media issued 39,951 shares of common stock valued at $193,762, for payment of Hollywood Media’s 401(k) employer match for calendar year 2004 (See Note 2).

(4)	Pursuant to a consulting agreement with an independent third party, the third party provided services to the Company relating to the CinemasOnline acquisition in exchange for options to acquire 200,000 shares of the Company’s common stock at $3.90 per share. During 2005, the third party paid $780,000 in cash and exercised its options to acquire the 200,000 shares of the Company’s common stock. The options were valued at $144,000 and were recorded as goodwill relating to the CinemasOnline acquisition.

(5)	Hollywood Media issued 22,655 shares of common stock valued at $101,329 to employees for services rendered.

(6)	Hollywood Media issued 91,463 shares of common stock, valued at $300,000, for the assets of Front Row Marketing (see Note 8).

(7)	Hollywood Media issued 52,627 shares of common stock valued at $139,987, for payment of Hollywood Media’s 401(k) employer match for calendar year 2003 (see Note 2).

(8)	Hollywood Media issued 157,605 shares of common stock, valued at $357,858, for interest due to holders of its Convertible Debentures (see Note 10).

(9)	Hollywood Media issued 68,104 shares of common stock, valued at $224,743, in connection with utilization of a third party’s services to obtain certain intangible assets for the Broadway Ticketing division (see Note 4). On November 30, 2004, Hollywood Media issued 20,000 shares of common stock valued at $87,264 for services rendered by consultants.

(10)	Hollywood Media issued 2,857 shares of common stock valued at $10,000, to an employee as additional compensation. On September 8, 2004, Hollywood Media issued 7,526 shares of common stock valued at $25,000, to an employee as additional compensation pursuant to an employment agreement.

(11)	Hollywood Media issued 200,000 shares of common stock to an independent third party, pursuant to a consulting agreement providing an option to purchase the shares for $500,000, for services rendered in connection with a proposed accretive acquisition for the Broadway Ticketing division (see Note 4). This agreement included $158,000 of stock based compensation, which was recorded to prepaid acquisition costs.

(12)	Hollywood Media issued 73,249 shares of common stock, valued at $250,000, as part of the purchase price to acquire Studio Systems, Inc. (see Note 4).

(13)	As a result of the reduction of the conversion price on warrants attached to the Convertible Debentures, a total of $707,070 was recorded as additional beneficial conversion costs (see Note 10).

(14)	Stock options and warrants of Hollywood Media, valued at $233,081, were issued during 2004 for services rendered to the Company.

(15)	The principal amount of $4.7 million in the Convertible Debentures was converted to 1,540,985 shares of Hollywood Media common stock (see Note 10).

(16)	As part of the purchase price to acquire Studio Systems Inc., Hollywood Media agreed to tender 12 monthly payments of $42,500, commencing July 2004.

(17)	155,783 shares of Hollywood Media common stock valued at $155,783 were issued as payment of Hollywood Media’s 401(k) employer match for calendar year 2002 (see Note 2).

(18)	Hollywood Media issued 315,240 shares of common stock, valued at $312,001 for interest due to the holders of the Convertible Debentures (see Note 12).

(19)	Options and warrants valued at $145,404 were granted for services rendered.

(20)	Hollywood Media issued 28,571 shares of common stock valued at $39,714 under terms of an earn-out provision in connection with the acquisition of BroadwayTheater.com (see Note 4).

(21)	Hollywood Media issued 358,638 shares of common stock, valued at $304,164, of which $162,500 is deferred compensation, pursuant to employment agreements with Hollywood Media executives (see Note 15).

(22)	Hollywood Media issued 107,836 shares of common stock, valued at $149,135 pursuant to a guaranty agreement entered into with the purchaser of a CinemaSource note sold by Hollywood Media.

(23)	Hollywood Media issued 319,835 shares of common stock, valued at $430,041, as payment for debt in connection with the acquisition of Theatre Direct NY Inc., d/b/a Theatre Direct International (“TDI”) and a related guaranty granted to the former owner of TDI on Hollywood Media shares held by the former owner.

(24)	Hollywood Media issued 115,000 shares of common stock, valued at $140,300 to a former employee in connection with settlement of such person’s employment agreement.

(25)	Hollywood Media issued 152,500 shares of common stock, valued at $248,281, in accordance with third party consulting agreements. Of this amount, $150,000 was received in cash during 2003.
(17) SEGMENT REPORTING:
     Hollywood Media’s reportable segments are Broadway Ticketing, Data Business, Internet Ad Sales, Intellectual Properties, Cable TV and Other. The Broadway ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London’s West End, and hotel and restaurant packages, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and consumers. The Data business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), ExhibitorAds (which creates exhibitor paid directory ads for insertion in newspapers around the country and provides other exhibitor marketing services) and Baseline/StudioSystems (generates licensing fees for informational database with customers including movie studios, movie and TV production companies and professionals in the feature film and television industry and web portals). The Internet Ad Sales segment sells advertising on Hollywood.com and Broadway.com and through CinemasOnline sells advertising on cinema and live theatre websites in the U.K. and Ireland. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. Cable TV comprises Hollywood.com Television and Broadway.com Television which offer interactive entertainment and information with on-demand video content to subscribers in certain cable TV systems of the distributing cable operators including Cablevision Systems, Cox Communications, Comcast, Insight Communications, Charter, Bresnan and Mediacom. The Other segment is comprised of corporate-wide expenses such as insurance, accounting, centralized information technology, and includes consulting fees and other costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media and its Independent Registered Public Accounting Firm to make an assessment of and report on internal control over financial reporting.
     Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.

     The following table illustrates the financial information regarding Hollywood Media’s reportable

	Year Ended December 31,
	2005	2004	2003
Net Revenues:
Broadway Ticketing	$78,890,718	$59,689,971	$52,266,539
Data Business	10,618,631	7,990,473	6,940,971
Internet Ad Sales	4,513,676	2,814,921	2,812,173
Intellectual Properties	1,550,580	2,483,302	2,836,279
Cable TV	40,834	—	3,000
Other	—	—	—

	$95,614,439	$72,978,667	$64,858,962

Operating Income (Loss):
Broadway Ticketing	$2,798,186	$1,554,186	$1,427,595
Data Business	2,307,507	537,645	613,153
Internet Ad Sales (a)	(1,854,557)	(2,419,421)	(3,064,541)
Intellectual Properties	379,636	807,221	1,062,798
Cable TV	(679,932)	(872,901)	(897,104)
Other	(11,835,716)	(9,557,954)	(6,697,637)

	$(8,884,876)	$(9,951,224)	$(7,555,736)

Capital Expenditures (b)
Broadway Ticketing	$83,373	$135,364	$143,525
Data Business	241,197	229,052	121,450
Internet Ad Sales	252,803	561,515	21,872
Intellectual Properties	—	—	—
Cable TV	1,948	11,156	8,640
Other	544,039	493,950	80,932

	$1,123,360	$1,431,037	$376,419

Depreciation and
Amortization Expense:
Broadway Ticketing	$288,690	$236,720	$388,046
Data Business	1,145,267	744,665	758,209
Internet Ad Sales	490,558	705,735	1,007,758
Intellectual Properties	1,955	2,340	2,340
Cable TV	120,761	223,361	219,221
Other	367,182	308,279	249,155

	$2,414,413	$2,221,100	$2,624,729

	December 31,
	2005	2004
Segment Assets:
Broadway Ticketing	$23,765,601	$18,882,386
Data Business	22,795,552	22,793,500
Internet Ad Sales	30,117,191	23,479,910
Intellectual Properties	738,430	720,371
Cable TV	58,553	149,246
Other	5,827,623	3,786,186

	$83,302,950	$69,811,599

(a)	Includes $0, $38,807 and $885,974 in amortization of CBS advertising for the years ended December 31, 2005, 2004 and 2003, respectively.

(b)	Capital expenditures does not include property and equipment acquired under capital lease obligations or through acquisitions.

(18) UNAUDITED QUARTERLY FINANCIAL INFORMATION:
For the quarter ended March 31, 2005

	As previously	Restatement
	reported	adjustments	Restated
Net revenues	$21,885,512	$(1,634,507)	$20,251,005
Operating loss	(2,947,723)	—	(2,947,723)
Net loss	(2,970,981)	—	(2,970,981)
Weighted average shares	30,655,878	—	30,655,878
Net loss per share (1)	$(.10)	$—	$(.10)
For the quarter ended June 30, 2005

	As previously	Restatement
	reported	adjustments	Restated
Net revenues	$27,924,483	$(2,002,100)	$25,922,383
Operating loss	(2,386,487)	—	(2,386,487)
Net loss	(2,006,263)	—	(2,006,263)
Weighted average shares	31,218,660	—	31,218,660
Net loss per share (1)	$(0.06)	$—	$(0.06)
For the quarter ended September 30, 2005

	As previously	Restatement
	reported	adjustments	Restated
Net revenues	$22,966,293	$(2,050,876)	$20,915,417
Operating loss	(2,473,274)	—	(2,473,274)
Net loss	(2,514,571)	—	(2,514,571)
Weighted average shares	31,956,277	—	31,956,277
Net loss per share (1)	$(0.08)	$—	$(0.08)
For the quarter ended December 31, 2005

Reported
Net revenues	$28,525,634
Operating loss	(1,077,392)
Net loss	(1,421,367)
Weighted average shares	32,029,974
Net loss per share (1)	$(0.04)
For the quarter ended March 31, 2004

Reported
Net revenues	$14,784,720
Operating loss	(1,863,271)
Net loss	(1,656,463
Weighted average shares	24,916,531
Net loss per share (1)	$(0.07)

For the quarter ended June 30, 2004

Reported
Net revenues	$19,384,310
Operating loss	(1,321,549)
Net loss	(1,234,091)
Weighted average shares	27,717,948
Net loss per share (1)	$(0.04)
For the quarter ended September 30, 2004

Reported
Net revenues	$15,102,827
Operating loss	(2,998,529)
Net loss	(4,791,941)
Weighted average shares	28,336,820
Net loss per share (1)	$(0.17)
For the quarter ended December 31, 2004

Reported
Net revenues	$23,706,810
Operating loss	(3,767,875)
Net loss	(3,915,304)
Weighted average shares	30,154,256
Net loss per share (1)	$(0.13)

(1)	Quarterly earnings per share are calculated on an individual basis and, because of roundings and changes in the weighted average shares outstanding during the year, the summation of each quarter may not equal the amount calculated for the year as a whole.
     Ticketing revenues included amounts received from Broadway producers for the Company’s marketing initiatives. Ticketing revenues included an error in hotel package and dinner voucher revenue and an adjustment relating to the misapplication of EITF 99-19. The Company determined that hotel package and dinner voucher revenues were being improperly reported on a gross basis instead of on a net basis and that the above restatement adjustments should be recorded as a reduction of cost of revenues — ticketing and not included in ticketing revenues in the accompanying consolidated statements of operations. The Company corrected these errors for the quarterly filings and the twelve months ended December 31, 2005 numbers as these amounts were considered material to 2005 quarterly periods provided above. These adjustments were not considered material to the previously reported results for the years ended December 31, 2004 and 2003, or for any of the 2004 interim periods above. Had these amounts been corrected in 2004 and 2003, ticketing revenues and cost of revenues — ticketing would have been reduced by $3,485,654 and $3,300,171, respectively. These adjustments did not have any effect on net loss for any of the periods presented.
     Ticketing revenues included amounts received from Broadway producers for the Company’s marketing initiatives. The Company determined that these amounts should be recorded as a reduction of cost of revenues — ticketing and not included in ticketing revenues in the accompanying consolidated statements of operations. The Company corrected these errors for the twelve months ended December 31, 2004 during the fourth quarter of 2004. The effect of this correction was a reduction in ticketing revenues recognized during the nine months ended September 30, 2004 of $507,726. These adjustments were not considered material to the previously reported results for any of the 2004 interim periods above or for 2003.
     Internet Ad Sales revenues included agency commissions from MovieTickets.com. The Company determined that these revenues should be included in the accompanying consolidated statements of operations net of agency commissions. The Company corrected these errors for the twelve months ended December 31, 2004 during the fourth quarter of 2004. The effect of this correction was a reduction in other revenues recognized during the nine months ended September 30, 2004 of $141,087. These amounts were not considered material to the previously reported results for any of the 2004 interim periods above or for 2003.

(19) RELATED PARTY TRANSACTIONS:
Lines of Credit from CEO and President
     Pursuant to an agreement dated March 28, 2005 as amended in August 2005, in the event that Hollywood Media requires additional funding, Hollywood Media’s Chairman of the Board and Chief Executive Officer and Hollywood Media’s Vice Chairman and President committed to provide Hollywood Media with an amount not to exceed $5.0 million, in the aggregate, through January 1, 2007, if needed to enable Hollywood Media to meet its operating, liquidity and/or working capital requirements; provided, however, that the commitment would be reduced dollar for dollar to the extent Hollywood Media generates cash from debt or equity financings, operational cash flow, proceeds from a sale of a division or subsidiary of Hollywood Media, Hollywood Media’s share of debt, equity or similar transactions by its equity investees or cash distributions received from MovieTickets.com. Advances will bear interest at the prime rate plus one percent per annum. As of December 31, 2005, no amount had been drawn under this commitment, and the amount of the commitment has been reduced to zero pursuant to the above-referenced terms of the commitment, due to cash that Hollywood Media received from debt and equity financings during 2005.
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
Performance Bonds for Broadway Ticketing Division
     During 2003, Hollywood Media’s Chief Executive Officer and President made a personal guarantee to a surety bond company as a condition for such surety to issue certain surety bonds required by ticketing companies doing business with Hollywood Media’s Broadway Ticketing Division. Hollywood Media has agreed to indemnify its Chief Executive Officer and President for any personal costs they may incur in connection with such arrangements. The guarantee was lifted in 2006 upon expiration of the bonds.
Joint Venture Transactions
     Pursuant to a joint venture agreement, Hollywood Media sells online ads for MovieTickets.com, a 26.2% owned joint venture (discussed further in Note 14). As payment for these services, Hollywood Media records a commission on ad sales sold on behalf of MovieTickets.com. Hollywood Media performs collections, billings and payment of payroll and other related activities for MovieTickets.com. Net revenues (less commissions) are submitted to MovieTickets.com upon receipt by Hollywood Media. Hollywood Media has recorded receivables of $204,637 and $92,776 at December 31, 2005 and 2004, respectively, for billings, payroll and other related expenses due from MovieTickets.com and these amounts are included in “other receivables” in the accompanying consolidated balance sheets. Hollywood Media has $1,523,670 and $715,918 of receivables, offset by payables to MovieTickets.com of $1,023,204 and $467,207 at December 31, 2005 and 2004, respectively. This amount is included with receivables in the accompanying consolidated balance sheets. The Company recorded $1,914,053, $977,653 and $567,893 as its commission for each of the fiscal years ended December 31, 2005, 2004 and 2003, respectively, and these amounts are included in “other” in the Net Revenues section in the accompanying consolidated statement of operations.
(20) SUBSEQUENT EVENTS:
     On January 18, 2006, Hollywood Fan Sites, Inc., an indirect wholly-owned subsidiary of Hollywood Media, acquired all of the assets of eFanGuide, Inc. related to its celebrity fan websites, including approximately

120 owned URLs and 5 hosted URLs. The aggregate purchase price paid by Hollywood Fan Sites for the websites and related assets was $216,500 paid by the issuance of 50,930 unregistered shares of common stock of Hollywood Media, based on the closing date fair market value calculation set forth in the asset purchase agreement.
     On January 31, 2006, Hollywood Fan Sites acquired all of the assets of Prosperity Plus, Inc. related to its celebrity fan websites, including approximately 31 owned URLs and 17 hosted URLs. The aggregate purchase price paid by Hollywood Fan Sites for the websites and related assets was (i) $100,000 in cash and (ii) $300,000 paid by the issuance of 69,349 unregistered shares of common stock of Hollywood Media, based on the closing date fair market value calculation set forth in the asset purchase agreement.
     On March 15, 2006, Hollywood Media extended the maturity date of its 8% Senior Unsecured Notes dated November 23, 2005 by six months until May 23, 2007 in accordance with Section 6 of the notes. In addition, Hollywood Media and the holders of the Notes agreed to amend the Notes in order to set at $4.29 the exercise price per share of the warrants issuable upon such extension. Pursuant to Section 6(b) of the Notes (as amended), upon such extension Hollywood Media issued to the holders of the Notes additional warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock at an exercise price per share equal to $4.29.
     On March 30, 2006, the Company entered into an employment agreement with Mr. Brett West, the President of Showtimes, to replace the prior expired employment agreement with Mr. West. The term of employment under the agreement continues through March 31, 2009, subject to extension at the employer’s option for up to an additional 3 years, unless earlier terminated. The employee’s salary commences at the rate of $300,000 annually, and is subject to annual salary increases. The employment agreement includes Mr. West’s covenant not to compete during the term of the agreement, and for up to three years after termination of the agreement (the “Tail Period”). Depending on the circumstances, the employer may be required to pay a portion of the employee’s salary during the Tail Period. The employment agreement provides for quarterly stock grants to the employee over the course of one year of shares of Hollywood Media’s common stock having an aggregate market value of $512,000 so long as he is employed on the respective grant dates. The employment agreement provides for potential bonuses, as defined, determined by formulas based on financial measures of the business. If the employment is terminated by the employer without cause, the employment agreement provides that the employer would be obligated to pay employee his salary then in effect for a specified period determined as provided in the agreement.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Not Applicable.
Item 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of December 31, 2005, to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     In the Company’s prior year assessment of internal control over financial reporting as of December 31, 2004, management identified six internal control deficiencies that it concluded were material weaknesses. The six identified material weaknesses at December 31, 2004 were as follows: (i) ineffective entity level controls as defined in the COSO framework; (ii) insufficient controls to ensure that accurate and financial statements can be prepared on a timely basis; (iii) ineffective internal controls over the Broadway Ticketing Division; (iv) insufficient internal controls over the processing, recording, review and adjustment of internally developed software expenditures; (v) insufficient internal controls to correctly compile, summarize and calculate its gross deferred tax assets and liabilities; and (vi) certain other insufficient internal controls which, although individually would not have constituted a material weakness, when combined, constituted a material weakness.
     During 2005, management implemented numerous remediations to address the control deficiencies related to (i) entity level controls, (ii) preparation of accurate and timely financial statements and (iii) certain other deficiencies, when combined, constituted a material weakness. Remediation actions in internal controls included the following:

•	implementing a new general ledger system on October 1, 2005 for Hollywood Media and its wholly-owned subsidiaries which automates several processes that were previously being performed manually by the Company’s accounting staff, such as cash reconciliations, fixed asset management and inter-company accounting;

•	hiring additional skilled accountants, including a Controller for the Broadway Ticketing Division, to strengthen its existing accounting department in order to better manage the Company’s growth and increased technical complexity of its accounting transactions;

•	utilizing an outside consulting firm with technical accounting expertise to assist the accounting department with technical accounting transactions;

•	appointing an Executive Vice President of Compliance who, with the assistance of outside consultants with auditing expertise, developed and implemented policies and procedures over the initiation, authorization, review and approval of transactions;

•	establishing an Internal Audit department;

•	holding bi-weekly risk assessment meetings with our executive officers, division heads and representatives of our human resources, information systems, ad sales, business development and legal departments to identify and discuss any known business or financial risks that may affect the Company and develop timely responses to such risks; and

•	establishing a whistleblower hotline that allows any employee of the Company to anonymously report to a third party any complaints or concerns regarding accounting matters, internal accounting controls or auditing matters, and establishing procedures for the audit committee and senior management to address such complaints or concerns in a timely manner.
     During the third quarter of 2005, the Company licensed a more robust ticketing software system to replace its existing system and began working with the licensor on the installation process to address its internal control deficiencies over the Broadway Ticketing Division.
     During the fourth quarter of 2005, the Company implemented a new project management software system that assisted in the proper maintenance of employee time reports and preparation of timely project documentation to address its deficiency over internally developed software.
     During the fourth quarter of 2005, the Company implemented enhanced control procedures to mitigate the deficiency over income taxes by (i) utilizing another outside tax service provider to assist in the review, analysis and documentation of its income tax accounts and (ii) expanding internal financial management review of income tax accounts and the work of its outside tax service provider.
     Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the Company’s assessment, management has determined that the following deficiencies in the Company’s Broadway Ticketing business constitute a material weakness in the Company’s internal control over financial reporting as of December 31, 2005:
     Insufficient internal controls over the Broadway Ticketing Division, including inadequate systems to allow for timely processing of ticketing, gift certificate, hotel and dinner voucher revenues; inadequate support, review, summarization, recording and reporting of ticketing-related financial information; and insufficient internal controls over cash receipts, purchase and pay, and ticketing inventory. As a result, a material weakness was identified within this division as the Company was unable to record ticketing, gift certificate, hotel and dinner voucher revenues, related costs, deferred revenues and deferred costs accurately or in a timely manner. This material weakness resulted in adjustments being recorded during the fourth quarter of 2005 to accrued expenses, ticketing, hotel and dinner voucher revenues, cost of revenues-ticketing and e-ticketing and selling, general and administrative expenses.
     Management’s assessment of the effectiveness of internal control over financial reporting did not include internal control over financial reporting for CinemasOnline since they were acquired by the Company in a purchase business combination on November 23, 2005, and management believes it was not possible for management to conduct an assessment of internal control over financial reporting in the period between the consummation date and the date of management’s assessment. Results for CinemasOnline are included in the 2005 consolidated financial statements of the Company and combined they constituted approximately $7.4 million and $3.8 million of total and net assets, respectively, as of December 31, 2005 and approximately $475,000 and $10,000 of revenues and net loss, respectively, for the year then ended.
     Based on our evaluation under the framework set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2005.
     Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Kaufman, Rossin & Co., P.A., the Company’s independent registered public accounting firm. Their report appears below.
Management’s Plan to Address Material Weakness
     The Company’s rapid growth and implementation of a new general ledger system during fiscal 2005 resulted in an unexpected strain on the Company’s internal resources. These issues contributed to the material weakness described above that was identified by management during its assessment of the effectiveness of the Company’s internal control over financial reporting.
     Management is firmly committed to addressing the material weakness as expeditiously as possible. Accordingly, the following are the major actions that the Company’s management has taken and will continue to take in order to remediate the material weakness described above:
•	The Company’s management has licensed a more robust ticketing software system to replace its existing system and is working with the licensor on the installation process. The Company anticipates that the implementation of the new ticketing system will be completed as expeditiously as reasonably possible.

•	The Company is in the process of restructuring and expanding the Broadway Ticketing Division’s accounting department which will enable the Division to continue instituting compensating manual controls during the implementation period for the new ticketing software system discussed above.

•	The Company will utilize the purchase order and receiving functionality within its new accounts payable system that will introduce additional controls over the timely and accurate recording of transactions.
     Management believes that the remediations described above, when completed, will mitigate the material weaknesses identified by management as a result of its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Hollywood Media Corp.
Boca Raton, Florida
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hollywood Media Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness in internal controls over the Broadway Ticketing Division identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hollywood Media Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:
The Company has identified insufficient internal controls over the Broadway Ticketing Division, including inadequate systems to allow for timely processing of ticketing, gift certificate, hotel and dinner voucher revenues, inadequate support, review, summarization, recording and reporting of ticketing-related financial information and insufficient internal controls over cash receipts, purchase and pay and ticketing inventory. As a result, a material weakness was identified within this division as the Company was unable to record ticketing, gift certificate, hotel and dinner voucher revenues, related costs, deferred revenues and deferred costs accurately or in a timely manner. This material weakness resulted in adjustments being recorded during the fourth quarter of 2005 to accrued expenses, ticketing, hotel and dinner voucher revenues, cost of revenues-ticketing and general and administrative expenses.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 8, 2006, except for the third paragraph of Note 20 as to which the date is March 15, 2006 and the fourth paragraph of Note 20 as to which the date is March 30, 2006 on those financial statements.
As indicated in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CinemasOnline, which is included in the 2005 consolidated financial statements of Hollywood Media Corp. and constituted approximately $7.4 million and $3.8 million of total and net assets, respectively, as of December 31, 2005 and approximately $475,000 and $10,000 of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because it was acquired by the Company in a purchase business combination on November 23, 2005, and management believes it was not possible for management to conduct an assessment of CinemasOnline’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment. Our audit of internal control over financial reporting of Hollywood Media Corp. also did not include an evaluation of the internal control over financial reporting of CinemasOnline.
In our opinion, management’s assessment that Hollywood Media Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Hollywood Media Corp. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended of Hollywood Media Corp. and Subsidiaries and our report dated March 8, 2006, except for the third paragraph of Note 20 as to which the date is March 15, 2006 and the fourth paragraph of Note 20 as to which the date is March 30, 2006 expressed an unqualified opinion.
KAUFMAN, ROSSIN & CO., P.A.
Miami, Florida
March 8, 2006
ITEM 9B. OTHER INFORMATION.
Entry Into Material Definitive Agreement:
Management Compensation Arrangements.
Employment Agreement with Manager of Hollywood Media’s Source Business.
     The employment agreement described below was negotiated and entered into to secure the long-term commitment and noncompetition agreement of the subject manager as provided in the agreement.
     On March 30, 2006, Hollywood Media and its principal subsidiary responsible for Hollywood Media’s Source Business, Showtimes.com, Inc. (“Showtimes”, the employer), entered into an employment agreement with Mr. Brett West, who is the principal manager of Hollywood Media’s Source Business, to replace the prior expired employment agreement with Mr. West. Mr. West was the founder of the Source business, and Hollywood Media originally acquired the Source business from Mr. West in 1999. Under the new employment agreement Mr. West continues as President of Showtimes. Below is a description of material terms of the employment agreement. The descriptions of this employment agreement below are summaries only and do not purport to be complete, and such descriptions are qualified in their entirety by reference to the full text of the employment agreement which is filed as Exhibit 10.1(z) to this Form 10-K report, and which Exhibit is incorporated by reference into this Item 9B disclosure.
The term of employment under the agreement continues through March 31, 2009 (the “Initial Term”), subject to extension at the employer’s option for up to an additional 3 years, unless earlier terminated. The employee’s salary commences at the rate of $300,000 annually, subject to specified annual salary increases of $50,000, $50,500, $59,500 and $40,000 in 2007, 2008, 2009 and 2010, respectively, and an increase of either $17,500 or $35,000 in 2011 subject to certain conditions.
The employment agreement includes Mr. West’s covenant not to compete with the Source Business or other Hollywood Media businesses during the term of the agreement, and for up to three years after termination of the agreement (the “Tail Period”). Depending on the circumstances, the employer would be required to pay 50% (or more) of the employee’s salary during the Tail Period, or in certain cases the employer would not pay any compensation during the Tail Period.
The employment agreement provides four quarterly stock grants to the employee over the course of one year of shares of Hollywood Media’s common stock having an aggregate market value of $125,000, $125,000, $131,000 and $131,000, respectively, so long as he is employed on the respective grant dates.
If the employer extends the term of employment beyond the Initial Term, the agreement provides for the grant of five-year stock options to the employee for 125,000 shares of Hollywood Media’s common stock under Hollywood Media’s stock option plan, having an exercise price equal to the grant date market value per share.
The employment agreement provides for the following potential bonuses, payable in cash or, in Hollywood Media’s discretion, shares of Hollywood Media’s common stock under shareholder-approved compensation plans: (1) an annual performance bonus (“EBITDA Bonus”) if the Source Business exceeds the specified financial performance target for the prior year; (2) a bonus upon the expiration or termination of the term of the agreement under certain conditions (a “Term Bonus”); and (3) a bonus upon a sale of the Source Business (“Sale Bonus”). These bonus amounts are determined by formulas based on financial measures of the business as further described below. If a Term Bonus follows a Sale Bonus, the prior Sale Bonus would be subtracted in calculating the Term Bonus (if any). There could not be more than one Sale Bonus. If the employment agreement is extended beyond the Initial Term, the employee would receive a Term Bonus with respect to the completed Initial Term, and may be eligible for a subsequent Term Bonus upon final termination of the agreement (in which case any prior Term Bonus or Sale Bonus would be subtracted in calculating the second Term Bonus, if any).
For purposes of the annual EBITDA Bonus calculation, the employment agreement designates an “EBITDA Budget” for each of the years 2006 through 2011 (each, a “Bonus Year”). The EBITDA Budget is a financial performance goal measured in terms of “Company EBITDA”. Company EBITDA is a measure of Showtimes’ financial performance and is calculated under a formula which adjusts Showtimes’ net income by removing certain expenses including taxes, depreciation and amortization. The EBITDA Bonus would be payable with respect to a Bonus Year if the “Company EBITDA” achieved for such year meets or exceeds the applicable “EBITDA Budget” for that year, in which case the EBITDA Bonus would be the sum of (i) $50,000, plus (ii) 20% of the amount by which Company EBITDA (after deducting $50,000) exceeds the EBITDA Budget, except that the EBITDA Bonus for any year cannot exceed a specified maximum limit stated in the agreement.
The Sale Bonus would apply if Showtimes or its assets are sold to an unaffiliated third-party in a “Company Sale” (as defined in the agreement). The calculation of the Sale Bonus entails allocation of the purchase price (based on relative EBITDA) between (i) that portion of Showtimes’ business constituting continuing operations (“Existing Business”), (ii) that portion of Showtimes’ business constituting acquired businesses (“Acquired Business”), and (iii) that portion of the business constituting new divisions of Showtimes developed internally (“New Business”). The Sale Bonus, if any, would be the sum of: (a) 10% of the amount by which the portion of the purchase price allocated to the Existing Business exceeds a stated value in the agreement, plus (b) 15% of the amount by which the portion of the purchase price allocated to the Acquired Business exceeds a calculated value of Acquired Business (based on a multiple of the Acquired Business EBITDA), plus (c) 20% of the portion of the purchase price allocated to the New Business. Any prior Term Bonus, and bonus advances (described below), would be subtracted in calculating the Sale Bonus payable.
The Term Bonus would apply upon either the expiration of the term of employment or upon employer’s termination of employment without cause, and in either case the Term Bonus, if any, would be the sum of: (a) 10% of the amount by which (i) a calculated value of Showtimes’ Existing Business (based on a multiple of Existing Business EBITDA) exceeds (ii) a stated value in the agreement, plus (b) 15% of the amount by which (i) a calculated value of Showtimes’ Acquired Business (based on a multiple of Acquired Business EBITDA) exceeds (ii) the aggregate purchase price paid for the Acquired Business, plus (c) 20% of a calculated value of Showtimes’ New Business (based on a multiple of New Business EBITDA). Any prior Sale Bonus, Term Bonus and bonus advances would be subtracted in calculating the Term Bonus payable.
The formulas for calculating the Sale Bonus and Term Bonus are components of a negotiated compensation arrangement and these formulas are not intended to reflect an actual or potential value of Hollywood Media’s Source Business or portion thereof.
In order to provide a method for the employee to receive advances of a portion of the potential value of the Term Bonus or Sale Bonus prior to the time when a Term Bonus or Sale Bonus becomes payable under the employment agreement, the agreement provides for the employee to receive quarterly advance payments in specified amounts, subject to certain conditions, commencing in April 2006 and continuing through the first quarter of 2009, payable in cash or, in Hollywood Media’s discretion, shares of Hollywood Media’s common stock. The aggregate maximum total of all the potential advance payments cannot exceed $562,000. The total of any advance payments made are to be deducted in calculating any subsequent Term Bonus or Sale Bonus, and any excess advance would be subject to repayment by the employee. No advance payment would be paid if the sum of the aggregate advances would exceed the amount of the contemplated Term Bonus or Sale Bonus. The employee is required to repay the advances if employment is terminated by the employer for cause or the employee quits.
The employment agreement provides that, with respect to any particular payment made in shares of Hollywood Media’s common stock (not including shares issued under stock options), if the employee sells all of such shares during a specified selling period after the issuance date in accordance with certain requirements and his net cash proceeds from the stock sale(s) are less than the market value of such shares at the time of issuance, then Hollywood Media would make a cash payment to the employee of the amount by which such proceeds were less than the market value of the shares when issued.
If the employment is terminated by the employer with cause or if the employee quits, then the salary would end as of the termination date, and the employee would not receive any bonus other than unpaid EBITDA Bonus earned for a prior year if any. If the employment is terminated by the employer without cause, the employment agreement provides that the employer would be obligated to pay employee: his salary then in effect for a specified period determined as provided in the agreement based on certain factors (which period would not exceed the longer of 12 months or 50% of the remaining term of the agreement); any unpaid EBITDA Bonus for a prior year; a pro-rata portion of the EBITDA Bonus, if any, for the year in which termination occurs; and the Term Bonus (except that if such termination is in connection with a sale of the Source Business, the employee would receive a Sale Bonus instead of the Term Bonus). The employment agreement also provides for payment of a Supplemental Bonus to employee if Showtimes is sold during a specified time following a termination without cause under certain conditions, and the amount of the Supplemental Bonus would be the amount by which the Sale Bonus that would have been payable in respect of the consummated sale exceeds the employee’s prior Term Bonus(es), payable in cash or, in Hollywood Media’s discretion, shares of Hollywood Media’s common stock.

89

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS.
     The information called for by this Item 10 is incorporated by reference from the following section(s) of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A: (i) the portions of “Election of Directors (Proposal No. 1)” under the following captions: “Nominees and Members of the Board of Directors,” “Audit Committee,” “Director Nomination Process,” “Code of Ethics” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934;” and (ii) “Executive Officers.”
Item 11. EXECUTIVE COMPENSATION.
     The information called for by this Item 11 is incorporated by reference from the following section(s) of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A: “Executive Compensation” (but not the portions under the captions “Report of the Compensation Committee on Executive Compensation” or “Performance Graph”).
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The information called for by this Item 12 is incorporated by reference from the following section(s) of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A: “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information called for by this Item 13 is incorporated by reference from the following section(s) of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A: “Certain Relationships and Related Transactions.”
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information called for by this Item 14 is incorporated by reference from the following section(s) of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A: “Independent Auditor’s Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures”.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

•	Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.
3. Exhibits
     The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Location of Exhibit
3.1	Third Amended and Restated Articles of Incorporation	(1)

3.2	Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences, Rights and Limitations of Series E Junior Preferred Stock	(25)

3.3	Bylaws	(2)

4.1	Form of Common Stock Certificate	(3)

4.2	Amended and Restated Rights Agreement dated as of August 23, 1996 between Hollywood Media Corp. (f/k/a Big Entertainment, Inc.) and American Stock Transfer & Trust Company, as Rights Agent	(4)

4.3	Amendment No. 1, dated as of December 9, 2002, to Amended and Restated Rights Amendment dated as of August 23, 1996 between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(5)

10.1	Compensatory Plans, Contracts and Arrangements

(a)	Employment Agreement between Hollywood Media Corp. and Mitchell Rubenstein dated as of July 1, 1993	(3)

(b)	Extension and Amendment Agreement between Hollywood Media Corp. and Mitchell Rubenstein entered into as of July 1, 1998	(6)

(c)	Employment Agreement between Hollywood Media Corp. and Laurie S. Silvers dated as of July 1, 1993	(3)

(d)	Extension and Amendment Agreement between Hollywood Media Corp. and Laurie S. Silvers entered into as of July 1, 1998	(6)

(e)	1993 Stock Option Plan, as amended effective October 1, 1999	(7)

(f)	Directors Stock Option Plan, as amended effective May 1, 2003	(16)

(g)	Form of Indemnification Agreement between Hollywood Media and each of its Directors and Officers	(3)

(h)	2000 Stock Incentive Plan, as amended October 30, 2003	(17)

(i)	Exchange Agreement dated as of December 14, 2001 between Hollywood Media Corp. and Laurie S. Silvers	(8)

(j)	Exchange Agreement dated as of December 14, 2001 between Hollywood Media Corp. and Mitchell Rubenstein	(8)

(k)	Extension and Amendment Agreement dated as of May 31, 2004 between Hollywood Media Corp. and Mitchell Rubenstein	(22)

(l)	Extension and Amendment Agreement dated as of May 31, 2004 between Hollywood Media Corp. and Laurie S. Silvers	(22)

(m)	Extension and Amendment Agreement dated as of July 1, 2003 between Hollywood Media Corp. and Mitchell Rubenstein	(22)

(n)	Extension and Amendment Agreement dated as of July 1, 2003 between Hollywood Media Corp. and Laurie S. Silvers	(22)

(o)	Hollywood Media Corp. 401(k) Retirement Savings Plan, dated as of (2 September 16, 2004 (the “Plan”); Amendment to the Plan, dated as of September 16, 2004; related Volume Submitter (Cross-Tested Defined Contribution Plan and Trust); EGTRRA Amendment to the Plan and Post-EGTRRA Amendment to the Plan, dated as of September 16, 2004	(23)

(p)	2004 Stock Incentive Plan	(24)

(q)	Amendment Agreement, dated as of November 15, 2004, to Employment Agreement between Hollywood Media Corp. and Mitchell Rubenstein.	(25)

(r)	Amendment Agreement, dated as of November 15, 2004, to Employment Agreement between Hollywood Media Corp. and Laurie S. Silvers.	(25)

(s)	Employment Agreement, dated May 19, 2005, by and between Hollywood Media Corp. and Scott Gomez.	(27)

(t)	Employment Agreement dated May 24, 2005, by and between Theatre Direct NY, Inc., Broadway.com, Inc., Hollywood Media Corp. and Mr. Matthew Kupchin	(27)

(u)	Amendment to Hollywood Media Corp. 401(k) Retirement Savings Plan, Dated June 16, 2005.	(28)

(v)	Employment Agreement dated as of July 1, 2005, by and between Hollywood Media Corp. and Nicholas Hall.	(28)

(w)	Employment Agreement dated as of August 8, 2005, by and among Baseline, Inc., Studio Systems Inc., Hollywood Media Corp. and Rafi Gordon	(28)

(x)	Employment Agreement, dated as of August 8, 2005, by and among Baseline, Inc., Studio Systems Inc., Hollywood Media Corp. and Alex Amin.	(28)

(y)	Employment Agreement dated January 18, 2006, by and among Hollywood Fan Sites, Inc. and Mr. Rajiv Doshi.	(31)

(z)	Employment Agreement, dated as of March 30, 2006, by and among Hollywood Media Corp., Showtimes.com, Inc. and Mr. Brett West.	*

10.2	Common Stock Investment Agreement dated as of August 22, 2000 among Hollywood Media, Elliott Associates, L.P. and Westgate International, L.P.	(9)

10.3	Registration Rights Agreement dated August 22, 2000 among Hollywood Media, Elliott Associates, L.P. and Westgate International, L.P.	(9)

10.4	Common Stock Adjustment Warrant dated August 22, 2000 between Hollywood Media and Elliott Associates, L.P.	(9)

10.5	Common Stock Adjustment Warrant dated August 22, 2000 between Hollywood Media and Westgate International, L.P.	(9)

10.6	Common Stock Purchase Warrant dated August 22, 2000 between Hollywood Media and Elliott Associates, L.P.	(9)

10.7	Common Stock Purchase Warrant dated August 22, 2000 between Hollywood Media and Westgate International, L.P.	(9)

10.8	Purchase Agreement effective as of September 29, 2000 among Hollywood.com, Inc. and the Purchasers named therein	(10)

10.9	Services Agreement dated as of February 9, 2001 between Hollywood Media Corp., and Lakeside Ventures, LLC	(11)

10.10	Securities Purchase Agreement dated as of April 25, 2001 between Hollywood Media Corp., Societe Generale and Velocity Investment Partners, Ltd.	(11)

10.11	Registration Rights Agreement dated as of April 25, 2001 between Hollywood Media Corp., Societe Generale and Velocity Investment Partners, Ltd.	(11)

10.12	“A” Warrant issued to Societe Generale	(11)

10.13	“B” Warrant issued to Societe Generale	(11)

10.14	Investment and Subscription Agreement made and entered into as of September 17, 2001, between Hollywood Media Corp. and Zeke, L.P., a Delaware limited partnership.	(12)

10.15	Purchase Agreement made as of October 12, 2001, between Broadway.com, Inc., Robert DeVivio and Peter Falconello	(12)

10.16	Transfer and Shareholders Agreement dated January 14, 2002 by and among Baseline Acquisitions Corp., Baseline, Inc., Hollywood Media Corp. and Fountainhead Media Services, Inc.	(13)

10.17	Management Services Agreement as of January 14, 2002 between Hollywood Services, Inc. and Baseline, Inc.	(13)

10.18	Exchange Agreement dated August 28, 2002, among Hollywood Media Corp., Hollywood.com, Inc., Broadway.com, Inc. and Viacom Inc.	(14)

10.19	Securities Purchase Agreement for 6% Senior Convertible Debentures, dated as of May 22, 2002, among Hollywood Media Corp., Federated Kaufman Fund, Portside Growth & Opportunity Fund Ltd., Leonardo, L.P., Carpe Diem Long Short Fund, LLC and Mitchell Rubenstein	(15)

10.20	6% Senior Convertible Debenture Due May 2005 issued by Hollywood Media Corp. as of May 22, 2002	(15)

10.21	Registration Rights Agreement, dated as of May 22, 2002, among Hollywood Media Corp., Federated Kaufman Fund, Portside Growth & Opportunity Fund Ltd., Leonardo, L.P., Carpe Diem Long Short Fund, LLC and Mitchell Rubenstein	(15)

10.22	Warrant issued by Hollywood Media Corp. to purchasers of 6% Senior Convertible Debentures, dated as of May 22, 2002	(15)

10.23	Amended and Restated Partnership Agreement dated as of November 21, 2002 between Hollywood Media Corp. and Dr. Martin H. Greenberg	(18)

10.24	Indemnification Agreement for Surety Bonds dated as of May 7, 2003, by and between Hollywood Media Corp., and Mitchell Rubenstein and Laurie Silvers.	(19)

10.25	Securities Purchase Agreement dated as of February 9, 2004, among Hollywood Media Corp. and the investors signatory thereto	(20)

10.26	Registration Rights Agreement dated as of February 9, 2004, among Hollywood Media Corp. and the investors signatory thereto	(20)

10.27	Form of Warrant issued to purchasers pursuant to Securities Purchase Agreement dated February 9, 2004.	(20)

10.28	Warrant issued to placement agent in connection with Securities Purchase Agreement dated February 9, 2004.	(20)

10.29	Agreement dated as of January 7, 2004 between Fountainhead Media Services, Inc. and Hollywood Media Corp., providing for the satisfaction of Fountainhead’s promissory note to Hollywood Media in exchange for Fountainhead’s shares of common stock of Baseline Acquisitions Corp.	(21)

10.30	Agreement and Plan of Merger dated as of June 14, 2004, by and among Studio Systems, Inc., Hollywood Media Corp., SSI Acquisition Sub, Inc. and SSI Investments LLC	(22)

10.31	Asset Purchase Agreement dated as of June 15, 2004, by and between Merchant Internet Group, Inc., Showtimes.Com, Inc., and Hollywood Media Corp.	(22)

10.32	Amendment to Debenture Agreement, dated as of September 29, 2004, by and between Hollywood Media Corp. and Portside Growth & Opportunity Fund Ltd.	(25)

10.33	Amended and Restated 6% Senior Convertible Debenture Due May 22, 2006 issued by Hollywood Media Corp. to Portside Growth & Opportunity Fund Ltd., dated October 15, 2004.	(25)

10.34	Warrant No. W-A-5 dated as of August 31, 2004 issued to CD Investment Partners, Ltd. in replacement of Warrant No. W-A-4.	(25)

10.35	Agreement to Convert Debenture, dated as of August 30, 2004, by and between Hollywood Media Corp. and Leonardo, L.P.	(25)

10.36	Conversion Notice, dated September 28, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by Leonardo, L.P.	(25)

10.37	Agreement to Convert Debenture, dated as of August 31, 2004, by and between Hollywood Media Corp. and CD Investment Partners, Ltd.	(25)

10.38	Conversion Notice, dated September 30, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by CD Investment Partners, Ltd.	(25)

10.39	Conversion Notice, dated August 20, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by Federated Kaufmann Fund	(25)

10.40	Conversion Notice, dated August 20, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by Mitchell Rubenstein and Laurie Silvers	(25)

10.41	Financial commitment letter dated March 28, 2005 made by Mitchell Rubenstein and Laurie Silvers in favor of Hollywood Media Corp.	(26)

10.42	Letter agreement dated August 5, 2005 extending term of Financial Commitment Letter dated March 28, 2005 made by Mitchell Rubenstein and Laurie Silvers in Favor of Hollywood Media Corp.	(28)

10.44	Agreement for the Sale and Purchase of UK Theatres Online Limited and other Companies, dated November 22, 2005, by and among Cinemasource UK Limited, Jeffrey Spector and the other shareholders party thereto.	(35)

10.45	Agreement for the Sale and Purchase of Cinemasonline Limited, dated November 22, 2005, by and between Mitchell Clifford Cartwright and Cinemasource UK Limited.	(29)

10.46	Note Purchase Agreement, dated as of November 22, 2005, by and among Hollywood Media and each of the Purchasers, including the forms of Notes and Warrants issued to the Purchasers and the form of registration rights agreement.	(29)

10.47	Registration Rights Agreement dated November 23, 2005 by and among Hollywood Media Corp. and the investors signatory thereto.	(30)

10.48	Letter Agreements, dated March 15, 2006, by and between Hollywood Media Corp. and each of the holders of its 8% Senior Unsecured Notes dated November 23, 2005.	(31)

10.49	Form of Common Stock Purchase Warrants, dated March 15, 2006, issued to the holders of Hollywood Media Corp.’s 8% Senior Unsecured Notes dated November 23, 2005.	(31)

10.50	Asset Purchase Agreement, dated January 18, 2006, by and among Hollywood Media Corp., Hollywood Fan Sites, Inc., eFanGuide, Inc. and each of the shareholders of eFanGuide, Inc.	(32)

10.51	Asset Purchase Agreement, dated January 31, 2006, by and among Hollywood Media Corp., Hollywood Fan Sites, Inc., Prosperity Plus, Inc. and the sole shareholder of Prosperity Plus, Inc.	(31)

21	Subsidiaries of Hollywood Media	*

23.1	Consent of Kaufman, Rossin & Co., P.A., Independent Registered Public Accounting Firm	*

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	*

31.1	Certification of Chief Executive Officer (Section 302)	*

31.2	Certification of Vice President of Finance and Accounting (Principal financial and accounting officer) (Section 302)	*

32.1	Certification of Chief Executive Officer (Section 906)	*

32.2	Certification of Vice President of Finance and Accounting (Principal financial and accounting officer) (Section 906)	*

*	Filed as an exhibit to this Form 10-K

(1)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form S-3 (No. 333-91090).

(3)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form SB-2 (No. 33-69294).

(4)	Incorporated by reference from exhibit 1 to Hollywood Media’s Current Report on Form 8-K filed on October 20, 1999.

(5)	Incorporated by reference from the exhibit to Hollywood Media’s Current Report on Form 8-K filed on December 10, 2002.

(6)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(7)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on August 29, 2000.

(10)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on October 5, 2000.

(11)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q/A for quarter ended March 31, 2001.

(12)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(13)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2001.

(14)	Incorporated by reference from the exhibit to Hollywood Media’s Current Report on Form 8-K filed on August 28, 2002

(15)	Incorporated by reference from the exhibit to Hollywood Media’s Current Report on Form 8-K filed on May 23, 2002

(16)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.

(17)	Incorporated by reference from Appendix C to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.

(18)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.

(19)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(20)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on February 17, 2004.

(21)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(22)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(23)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on September 17, 2004.

(24)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 4, 2004 for its 2004 Annual Meeting of Shareholders.

(25)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(26)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.

(27)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on May 25, 2005.

(28)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(29)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on November 28, 2005.

(30)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form S-3 (No. 333-130903).

(31)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on March 16, 2006.

(32)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on February 6, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: March 31, 2006	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: March 31, 2006	/s/ Laurie S. Silvers
Laurie S. Silvers, Vice Chairman of the Board,
President and Secretary

Date: March 31, 2006	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer (Principal
financial and accounting officer)

Date: March 31, 2006	/s/ Harry T. Hoffman
Harry T. Hoffman, Director

Date: March 31, 2006	/s/ Deborah J. Simon
Deborah J. Simon, Director

Date: March 31, 2006	/s/ Robert E. McAllan
Robert E. McAllan, Director

Date: March 31, 2006	/s/ Ira A. Rosenberg
Ira Rosenberg, Director