Form 10-Q
period 2006-03-31
HOLLYWOOD MEDIA CORP
filed 2006-05-10
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File No. 1-14332
HOLLYWOOD MEDIA CORP.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0385686 (I.R.S. Employer Identification No.)

2255 Glades Road, Suite 221A Boca Raton, Florida (Address of principal executive offices)	33431 (zip code)
(561) 998-8000
(Registrant’s telephone number)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐ No ☑
As of May 5, 2006, there were 32,938,997 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,864,101	$7,058,017
Receivables, net	4,360,750	4,233,067
Inventories held for sale	3,141,043	1,731,293
Deferred ticket costs	17,459,869	11,803,999
Prepaid expenses	2,210,973	2,321,091
Other receivables	2,986,825	2,204,225
Other current assets	53,603	53,772
Restricted cash	90,000	—

Total current assets	35,167,164	29,405,464

ACQUISITION ESCROW	107,314	107,314
PROPERTY AND EQUIPMENT, net	2,484,795	2,438,608
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	276,657	546,907
INTANGIBLE ASSETS, net	2,697,777	2,419,722
GOODWILL	47,913,939	47,927,001
OTHER ASSETS	332,494	457,934

TOTAL ASSETS	$88,980,140	$83,302,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,484,176	$3,893,184
Accrued expenses and other	6,226,325	6,200,567
Deferred revenue	26,904,662	20,619,256
Customer deposits	1,459,195	1,594,780
Current portion of capital lease obligations	79,788	86,418
Convertible debenture, net	976,371	940,927

Total current liabilities	40,130,517	33,335,132

DEFERRED REVENUE	132,498	110,417
CAPITAL LEASE OBLIGATIONS, less current portion	60,164	77,494
MINORITY INTEREST	76,248	88,138
OTHER DEFERRED LIABILITY	104,743	112,422
SENIOR UNSECURED NOTES	5,457,429	5,402,255
DERIVATIVE LIABILITY	2,304,000	1,778,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 32,894,685 and 32,703,457 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	328,947	327,035
Additional paid-in capital	308,456,423	309,228,214
Deferred compensation	—	(1,787,500)
Accumulated deficit	(268,070,829)	(265,368,657)

Total shareholders’ equity	40,714,541	42,399,092

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$88,980,140	$83,302,950

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
		(restated)
NET REVENUES
Ticketing	$18,445,655	$16,705,037
Data	2,938,001	2,428,331
Other	2,571,682	1,117,637

	23,955,338	20,251,005

OPERATING EXPENSES
Cost of revenues — ticketing	14,746,953	14,263,280
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	1,971,177	1,344,955
Selling, general and administrative	4,208,449	3,260,766
Payroll and benefits	4,137,589	3,759,620
Depreciation and amortization	733,906	570,107

Total operating expenses	25,798,074	23,198,728

Operating loss	(1,842,736)	(2,947,723)

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES	1,705	(5,032)

OTHER INCOME (EXPENSE):
Interest, net	(624,610)	(44,761)
Other, net	(248,421)	26,332

Loss before minority interest	(2,714,062)	(2,971,184)

MINORITY INTEREST IN LOSSES OF SUBSIDIARIES	11,890	203

Net loss	$(2,702,172)	$(2,970,981)

Basic and diluted loss per common share	$(.08)	$(0.10)

Weighted average common and common equivalent shares
Outstanding — basic and diluted	32,323,946	30,655,878

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,702,172)	$(2,970,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	733,906	570,107
Interest paid in stock	15,123	15,123
Amortization of discount and beneficial conversion feature on convertible debentures	35,444	35,444
Change in derivative liability	240,000	—
Amortization of debt issuance costs	109,032	—
Amortization of discount on senior unsecured notes	341,174	—
Amortization of deferred financing costs	2,721	2,721
Equity in earnings of unconsolidated investees, net of return of invested capital	270,250	266,901
Stock option expense	46,467	—
Compensation expense on employee stock issuances	68,500	—
Amortization of deferred compensation costs	162,500	162,500
Provision for bad debts	277,255	(688)
Issuance of compensatory stock for services rendered	—	19,450
Minority interest in losses of subsidiaries, net of distributions to minority owners	(11,890)	(60,080)
Changes in assets and liabilities:
Receivables	(404,938)	(585,853)
Inventories held for sale	(1,409,750)	(438,442)
Deferred ticket costs	(5,655,870)	(4,063,660)
Prepaid expenses	110,118	(150,957)
Other receivables	(782,600)	(715,815)
Other current assets	169	(9,689)
Other assets	15,161	29,247
Accounts payable	590,991	278,146
Accrued expenses and other	215,519	(162,801)
Deferred revenue	6,307,487	4,538,788
Customer deposits	(135,585)	327,746
Other deferred liability	(7,679)	15,168

Net cash used in operating activities	(1,568,667)	(2,897,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(412,605)	(306,335)
Change in acquisition of CinemasOnline	13,062	—
Acquisition of intangible assets	(130,517)	—
Restricted cash	(90,000)	—

Net cash used in investing activities	(620,060)	(306,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from exercise of stock options	368	63,299
Proceeds received from exercise of warrants, net	18,403	667,344
Payments under capital lease obligations	(23,960)	(55,351)

Net cash (used in) provided by financing activities	(5,189)	675,292

Net decrease in cash and cash equivalents	(2,193,916)	(2,528,668)

CASH AND CASH EQUIVALENTS, beginning of period	7,058,017	6,330,394

CASH AND CASH EQUIVALENTS, end of period	$4,864,101	$3,801,726

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$206,467	$12,273

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	BASIS OF PRESENTATION AND CONSOLIDATION:
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s financial position and results of operations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.
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
     Following the recommendation of management and the concurrence of the Audit Committee of the Board of Directors, Hollywood Media made a determination to restate the previously filed unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2005 (“Q1-05”), originally included in Form 10-Q. The restatement is being made primarily to correct errors in the way Hollywood Media had previously accounted for Ticketing Business hotel and dinner voucher revenue, which were identified during the audit of Hollywood Media’s 2005 financial statements. The Company determined that hotel package and dinner voucher revenues were being improperly reported on a gross basis instead of a net basis. The restated transactions are described in detail below and have been grouped under headings for convenience only.

Revenue
•	Ticketing net revenue has been reduced by $1,634,507 or 8.9% in the Q1-05 restated condensed consolidated financial statements as a result of a gross-up of hotel and dinner voucher revenue.
Cost of Revenues — Ticketing
•	Cost of revenues — Ticketing has been decreased by $1,634,507 or 10.3%, in the Q1-05 restated condensed consolidated financial statements as a result of a gross-up of hotel and dinner voucher revenue.
The restatement had no effect on the reported net loss.
The following unaudited condensed consolidated statements of operations for the three months ended March 31, 2005, reconcile the restated amounts to the corresponding amounts, as previously reported.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31, 2005
(Unaudited)

	As previously	Restatement
	reported	adjustments	Restated
NET REVENUES
Ticketing	$18,339,544	$(1,634,507)	$16,705,037
Data	2,428,331	—	2,428,331
Other	1,117,637	—	1,117,637

Total revenues	21,885,512	(1,634,507)	20,251,005

OPERATING EXPENSES
Cost of revenues — ticketing	15,897,787	(1,634,507)	14,263,280
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	1,344,955	—	1,344,955
Selling, general and administrative	3,260,766	—	3,260,766
Payroll and benefits	3,759,620		3,759,620
Depreciation and amortization	570,107	—	570,107

Total operating expenses	24,833,235	(1,634,507)	23,198,728

Operating loss	(2,947,723)	—	(2,947,723)

EQUITY IN EARNINGS OF INVESTEES	(5,032)	—	(5,032)

OTHER INCOME (EXPENSE):
Interest, net	(44,761)	—	(44,761)
Other, net	26,332	—	26,332

Loss before minority interest	(2,971,184)	—	(2,971,184)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES	203	—	203

Net loss	$(2,970,981)	$—	$(2,970,981)

Basic and diluted loss per common share	$(0.10)	$—	$(0.10)

Weighted average common and common equivalent shares outstanding — basic and diluted	30,655,878	—	30,655,878

(3)	STOCK-BASED COMPENSATION:
Share-Based Incentive Plan
     As of March 31, 2006, Hollywood Media has various stock option and incentive plans that provide for the granting of stock options and other stock awards for shares of Hollywood Media common stock for key personnel and directors. There were an aggregate of 1,329,219 shares remaining available for issuance under Hollywood Media’s stock incentive plans at March 31, 2006. The options may be either qualified incentive stock options or nonqualified stock options. Stock options granted to date generally have had an exercise price per share equal to the market value per share of the common stock on the date prior to grant and generally expire five years or 10 years from the date of grant. Options awarded to Hollywood Media’s employees generally become exercisable in annual increments over a four-year period beginning one year from the grant date, although some are immediately exercisable and some vest based on other terms as specified in the option grants. Options awarded to directors become exercisable six months after date of grant.
     Accounting for Share-Based Compensation
     On January 1, 2006, Hollywood Media adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payments,” which replaced SFAS 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123(R) was adopted using the modified prospective transition method, and accordingly, prior periods have not been restated. The modified prospective method requires the recognition of compensation cost for (i) share-based awards granted prior to but not yet vested as of January 1, 2006, based on the fair value calculated on the grant date, and (ii) share-based awards granted subsequent to January 1, 2006, also based on the fair value calculated on the grant date. Prior to January 1, 2006, Hollywood Media accounted for stock options under the provisions of APB 25. Under Hollywood Media’s plan, stock options are generally issued at the current market price on the grant date and have no intrinsic value at the grant date. Accordingly, Hollywood Media recorded no compensation expense under APB 25.
     For the three months ended March 31, 2006, Hollywood Media recorded $46,467 of stock-based compensation expense which caused income before income taxes to decrease by $46,467 and net income to decrease by $46,467. The recorded compensation expense did not have an impact on basic and diluted earnings per share for the three months ended March 31, 2006. The recorded compensation expense did not have an impact on cash flows for the three-months ended March 31, 2006. Hollywood Media does not anticipate the recognition of compensation expense under SFAS 123(R) in future periods for options currently outstanding to have a material impact on its results of operations or financial position.
     For periods prior to January 1, 2006, SFAS 123 required disclosure of the pro forma amount of net income and per share amounts including the amount of fair value based compensation expense that would have been recognized in those periods had compensation expense been recorded. The following table includes the impact on net income and per share amounts for the three months ended March 31, 2005 had Hollywood Media recognized fair value compensation costs for the period:

Three months
ended
March 31, 2005
(unaudited)
Net loss:
As reported	$(2,970,981)
Deduct: Stock-based compensation expense determined under fair value-based method	(238,181)

Pro forma net income	$(3,209,162)

Net income per common share:
Basic, as reported	$(0.10)
Basic, pro forma	$(0.10)
Weighted average common and common equivalent shares outstanding — basic and diluted	30,655,878
     Stock Options
     The following table summarizes the activity with respect to the stock options of Hollywood Media for the three months ended March 31, 2006.

			Weighted
			Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share

Outstanding at December 31, 2005	1,843,443	$0.01 - $21.42	$4.56
Granted	—	—	—
Exercised	(375)	$.98	$.98
Forfeited	(43,125)	$.98 - $5.27	$5.10
Expired	(273,208)	$.01 - $6.50	$4.17

Outstanding at March 31, 2006	1,526,735	$.01-$16.50	$4.61

     Data on Outstanding Options at March 31, 2006:

			Weighted
			Average
	Number of	Weighted	Remaining
	Options	Average Exercise	Contractual	Aggregate
	Outstanding	Price Per Share	Term (years)	Intrinsic Value (1)

Fully Vested Options	1,388,673	$4.77	3.39	$1,202,503

Nonvested Options	138,062	$3.06	3.22	$247,258

Total Outstanding Stock Options	1,526,735	$4.61	3.38	$1,449,761

(1)	The aggregate intrinsic value is computed based on the closing price of Hollywood Media’s stock on March 31, 2006, or a price per share of $4.85.
     As of March 31, 2006, there was $337,670 total unrecognized compensation cost related to non-vested stock option awards. The cost is expected to be recognized over a weighted-average period of 2.22 years.

The following table summarizes the activity with respect to the unvested stock options of Hollywood Media for the three-months ended March 31, 2006.

		Weighted -
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share

Nonvested at December 31, 2005	152,812	3.22
Granted	—	—
Vested	14,125	5.18
Forfeited	625	2.57

Nonvested at March 31, 2006	138,062	3.06

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses various assumptions in the calculation of the fair value. There were no stock option grants during the three months ended March 31, 2006 and 2005.
     Stock option exercises during the three-month period ended March 31, 2006 and 2005 resulted in the receipt of nominal cash proceeds and had a nominal intrinsic value as of those dates. There were no tax benefits realized from stock option exercises for the period ended March 31, 2006 and 2005, as a result of the use of available net operating losses and the related valuation allowance.
     In accordance with SFAS 123(R), unearned deferred compensation amounts of approximately $1.8 million previously classified as contra-equity were eliminated against additional paid-in capital as the stock is not deemed to be issued until vesting requirements are satisfied.

(4)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Principles of Consolidation
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
     Restricted shares are not included in the basic calculation until vesting occurs. There were 500,000 and 700,000 unvested restricted shares as of March 31, 2006 and 2005, respectively. Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 6,467,908 and 5,383,424 at March 31, 2006 and 2005, respectively, were excluded from the calculation of diluted loss per share for the three months ended March 31, 2006 and 2005, respectively, because their impact was anti-dilutive.

     Accounting Estimates
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that the Company make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. Significant estimates and assumptions embodied in the accompanying financial statements, which are evaluated on an ongoing basis, include: the deferred tax asset valuation allowance, useful lives of fixed assets, the adequacy of reserves for accounts receivable and self-insurance as well as Hollywood Media’s ability to realize the carrying value of goodwill, intangible assets, accruals for compensation, contingencies and litigation, investments in less than 50% owned companies and other long-lived assets.
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
     Receivables
     Receivables consist of amounts due from: customers who have advertised on Hollywood Media’s websites and other media; MovieTickets.com for commissions due for ad sales on the MovieTickets.com website; and customers who have licensed content from Hollywood Media’s syndication businesses, have purchased live theater tickets and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $2,167,644 and $1,891,996 at March 31, 2006 and December 31, 2005, respectively.
     Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance includes all receivables 180 days over due. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $2,167,644 and $1,891,996 at March 31, 2006 and December 31, 2005, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.
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
     Goodwill and Intangible Assets
     Prior to December 31, 2001, goodwill had been amortized on a straight-line basis over its estimated useful life, which ranged from 10 to 40 years. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if indicators arise. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. Hollywood Media has selected October 1 as the date upon which it conducts its annual impairment review. The Company’s annual impairment analysis did not result in an impairment charge for each of the years ending December 31, 2005 and 2004.
     Revenue Recognition
     Revenue recognition policies for ticketing, syndication, advertising and book packaging and licensing, are set forth below.

     Ticketing. Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational organizations. Proceeds from these sales received in advance of the corresponding performance activity are recorded as deferred revenue at the time of receipt, and are recognized as revenue in the period the performance of the show occurs.
     Gift certificate revenue is derived from the sale of gift certificates for Broadway, off-Broadway, London shows and Dinner and Show sales to individuals, groups, travel agencies, tour groups and corporate programs. Proceeds from these sales are included in “Deferred Revenue” in the accompanying condensed consolidated balance sheet at the time of receipt, and are recognized as revenue in the period the performance of the show occurs.
     Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in the accompanying condensed consolidated balance sheet, at the time of receipt, and are recognized as revenue on the day of departure from the hotel.
     Dinner voucher revenue is derived from the sale of dinner vouchers for meals at upscale restaurants in New York City to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in the accompanying condensed consolidated balance sheet, at the time of receipt, and are recognized as revenue on the date the voucher is presented, or upon expiration of the voucher.
     In July 2000, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Hollywood Media’s existing accounting policies conform to the EITF consensus. Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in the accompanying condensed consolidated statements of operations. Hotel revenues packages and vouchers sold for New York restaurants are reported on a net basis in the accompanying condensed consolidated statements of operations.
     Syndication and Royalties. Syndication revenue is derived from the sale of the entertainment related content to other businesses. Revenue is recognized ratably throughout the life of the contract and collection of the resulting receivable is reasonably assured. Royalty income is recognized pursuant to contract terms when it is reasonably assured, which is generally upon collection.
     Advertising. Advertising revenue is derived from the sale of advertising on Hollywood Media’s and MovieTickets.com’s websites and includes CinemasOnline which sells advertising on cinemas and live theater websites in the U.K. Advertising revenue is recognized over the period that the advertisement is displayed, provided that no significant obligations of Hollywood Media remain and collection is reasonably assured. Hollywood Media’s obligations typically are based on or include guarantees of a minimum number of impressions or times that an advertisement is viewed by users of Hollywood Media’s websites. In these instances, depending on the form of the arrangement, revenue is recognized either based on the number of impressions delivered to the customer or number of times an advertisement is viewed by a user, or upon delivery of the required minimum numbers of impressions or times that an advertisement is viewed by a user.
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
     Segment Information
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosure regarding Hollywood Media’s business segments is contained in Note 10.
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
     Recent Accounting Pronouncements
     On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, Accounting for Certain Hybrid Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Option No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s condensed consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring during fiscal years beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s condensed consolidated financial statements.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s condensed consolidated financial statements.

(5)	ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:
CinemasOnline Acquisition
     On November 23, 2005 Hollywood Media consummated the acquisition of 100% of the outstanding common stock of the U.K. based CinemasOnline, a group of advertising sales and data services companies focused primarily on selling advertising on cinema and live theatre websites in the U.K. and Ireland. The acquisition is intended to establish CinemasOnline as a platform to expand Hollywood Media’s Internet Ad Sales and Data Businesses into Europe. CinemasOnline became a subsidiary of CinemaSource UK Limited, an indirect wholly-owned subsidiary of Hollywood Media that was created to acquire the stock of CinemasOnline for this transaction. The aggregate purchase consideration was $3,900,068, including $366,408 of acquisition costs, of which $107,314 was held in an escrow account for potential claims that may be made against the seller. The $107,314 balance was not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency had not been resolved beyond a reasonable doubt. A reconciliation of the purchase price is provided below.

Purchase consideration	$3,900,068
Less cash in escrow	(107,314)

Adjusted purchase consideration	$3,792,754

Accounts receivable	$2,017,380
Other current assets	1,142,189
Property, plant and equipment, net	218,509
Intangible assets	1,250,000

Total assets	$4,628,078

Current liabilities	$(1,118,612)
Deferred revenue	(2,577,498)

Total liabilities	$(3,696,110)

NET ASSETS	$931,968

Excess of the purchase consideration over fair value of net assets acquired (included in Internet advertising segment)	$2,860,786

     The excess of the purchase consideration over the fair value of net assets acquired have been classified preliminarily in goodwill in the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005. As of March 31, 2006, the Company was awaiting the results of a valuation to be performed by an independent valuation expert. The Company expects to complete the purchase price allocation in the second quarter of 2006.
     The results of operations of CinemasOnline have been included in Hollywood Media’s results of operations since the date of acquisition (November 23, 2005). The following are Hollywood Media’s pro forma results for the three months ending March 31, 2005 assuming that the acquisition had occurred on January 1, 2005, giving effect to the business combination reflected above:

Three Months Ended
March 31, 2005
(unaudited)
Proforma Net Sales	$21,514,858

Proforma Net Loss	$(2,793,731)

Proforma Net loss per share	$(0.09)

Proforma weighted average common and common equivalent shares	$30,655,878

(6)	DEBT:
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
     The Company recognized the value attributable to the 700,000 issued warrants in the amount of $1,865,037 as a discount against the Senior Notes. The Company valued the warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.45 percent, an expected volatility of 69.4% and a five year life; the fair value of the warrants was determined to be $2.66 per share. Additional discount of $286,000 was recorded in conjunction with the 100,000 extension warrants issued in March of 2006. The Company valued the additional warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.73 percent, an expected volatility of 64.2% and an approximate five year life; the fair value of the warrants was determined to be $2.86 per share. The debt discount attributed to the value of the warrants issued is amortized over the life of the Senior Notes as interest expense using the effective yield method. The Company amortized the Senior Notes debt discount attributed to the value of the warrants of $341,174 for the quarter ending March 31, 2006 and no discount amortization was recorded for the quarter ending March 31, 2005. As of March 31, 2006 and December 31, 2005, $1,542,571 and $1,597,745 of unamortized discount on the Senior Notes was reducing the face amount Senior Notes, and is being amortized to interest expense over the remaining term of the outstanding debt.
     The fair value of the warrants has been recorded as a derivative liability. The liability was accounted for as a derivative under the applicable standards due to the registration rights and potential net cash settlement of amounts due to warrant holders. The change in fair value during the quarter ended March 31, 2006 was $240,000 of loss relating to the detachable warrants, which is classified as a “derivative liability” and marked to market through earnings in “other, net” in the Company’s condensed consolidated statement of operations.
     In addition, $404,310 of issuance costs are being amortized over the life of the debt as a deferred debt issuance cost. During the quarter ending March 31, 2006, $109,032 of debt issuance costs have been amortized as interest expense. As of March 31, 2006 and December 31, 2005, $254,408 and $363,440 was included in “other assets” in the Company’s condensed consolidated balance sheets.
     As of March 31, 2006 and December 31, 2005, $0 and $60,667 in accrued interest was recorded on the Company’s consolidated balance sheets.
     May 2002 Convertible Debentures
     On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the “Debentures”) to a group of investors, upon payment of an aggregate $5.7 million cash investment from such investors. The Debentures bore interest at 6% per annum, payable quarterly in cash or common stock. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures were convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share, but the sole $1 million currently outstanding Debenture was amended and is now convertible through and matures on May 22, 2006, following the conversion of $4.7 million principal amount of Debentures described below. The original conversion price of $3.46 per share was adjusted and amended as described below. The investors also received fully vested detachable warrants (the “Warrants”) to acquire at any time through May 22, 2007, an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. On May 22, 2003, an investor holding at least seventy-five percent of such investor’s shares of common stock issued or issuable to such investor under the Debentures, had the exercise price of the warrants held by such investor decreased to $3.46 per share, which equals the pre-adjustment conversion price of the Debentures. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As a result of the 2004 private placement, the original conversion price of the Debentures of $3.46 per share was reduced to $3.30 per share, and the exercise price of the warrants was reduced to $3.34 per share, after giving effect to a weighted average anti-dilution provision per the agreements. As a result of the reduction of the conversion price, additional beneficial conversion of $294,360 was recorded in 2004.
     During August and September of 2004, $4.7 million principal amount of the Debentures was converted into shares of Hollywood Media’s common stock at a conversion price of $3.05 per share, including the $500,000 Debenture held by Mr. Rubenstein and Ms. Silvers. Prior to such conversions, the prevailing conversion price of the converted Debentures was reduced from $3.30 per share to $3.05 per share pursuant to Hollywood Media’s negotiations and agreements with the converting investors for the purpose of facilitating such conversions. Following such conversions, the remaining $1.0 million Debenture still outstanding was amended to extend the maturity date to May 22, 2006 and to remove restrictive covenants, and the conversion price of this Debenture was reduced from $3.30 per share to $3.20 per share. As a result of these reductions in conversion prices, additional beneficial conversion option of $412,710 was recorded.

     As of March 31, 2006 and December 31, 2005, $23,629 and $59,073, respectively, of unamortized discount on the Debentures was reducing the face amount of Debentures, and is being amortized to interest expense over the remaining term of the outstanding Debentures.
     A total of $389,095 in deferred finance costs were incurred for the Debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the Warrants issued to the Debenture holders). Interest expense of $2,721 was recorded for the quarters ended March 31, 2006 and 2005, respectively, from the amortization of the debt issuance costs.
     Interest expense of $35,444 was recorded for the quarters ended March 31, 2006 and 2005, respectively, consisting of stated interest, discount amortization of the beneficial conversion feature for the reduction in conversion prices on the Debentures, and the original discounts.
     The Warrants granted to these investors in May 2002 were recorded at a relative fair value of $1,608,422 using the Black Scholes option valuation model. The assumptions used to calculate the value of the warrants using Black Scholes were as follows: volatility of 83.7%, 5 year expected life, exercise price of $3.78 per share, a stock price of $3.27 per share and a risk free interest rate of 4%. The original beneficial conversion feature of the Debentures was valued at $1,295,416. The recorded values of the Warrants and the beneficial conversion feature were being amortized to interest expense over 3 years, using the effective interest method or sooner if converted prior to maturity. The value of the Warrants and the beneficial conversion feature of the Debentures were recorded as a discount to the convertible Debenture and included in additional paid-in capital.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS:
     Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. Hollywood Media established October 1 of each year as its annual impairment test date. As of March 31, 2006, Hollywood Media was not aware of any events or changes in circumstances that would require it to evaluate goodwill for impairment prior to October 1, 2006.
     On November 23, 2005 Hollywood Media consummated the acquisition of 100% of the outstanding common stock of the U.K. based CinemasOnline, a group of advertising sales and data services companies focused primarily on selling advertising on cinema and live theatre websites in the U.K. and Ireland. CinemasOnline became a subsidiary of CinemasSource UK Limited, a wholly-owned subsidiary of Hollywood Media that was formed for this transaction. The Company received preliminary results of a valuation performed by an independent valuation expert on the assets acquired. The valuation determined the fair market value of certain intangible assets (customer list, service marks, trade secrets and processes) which are being amortized over 3 years. The fair market value at acquisition of these assets was $1,250,000. Amortization expense of $138,889 was recorded for the quarter ended March 31, 2006.
     On January 18, 2006, Hollywood Media acquired the assets of eFanGuide, Inc., a provider of celebrity fan sites on the internet including 120 owned URLs and 5 hosted URLs. In exchange for the assets of eFanGuide, Inc., Hollywood Media issued 50,930 shares of common stock valued at $216,500. The URLs were classified as an intangible asset and are being amortized over three years. Amortization expense of $15,035 was recorded in the quarter ended March 31, 2006.
     On January 31, 2006, Hollywood Media acquired the assets of Prosperity Plus, Inc., a provider of celebrity fan sites on the internet including 31 owned URLs and 17 hosted URLs. In exchange for the assets of Prosperity Plus, Inc., Hollywood Media paid $100,000 in cash and $300,000 in 69,349 shares in Hollywood Media common stock. The URLs were classified as an intangible asset and are being amortized over three years. Amortization expense of $22,222 was recorded in the quarter ended March 31, 2006.

(8)	COMMON STOCK:
     During The Three Months Ended March 31, 2006:
•	3,682 shares of Hollywood Media common stock valued at $15,123 were issued in payment of interest on the Debentures for the period October 1, 2005 through December 31, 2005.

•	50,930 shares of Hollywood Media common stock valued as of the average of the ten days closing prices prior to the issuance date, or $4.25 per share, were issued in payment of purchase price for $216,500 acquisition of eFanGuide, Inc.’s intangible assets.

•	16,114 shares of Hollywood Media common stock valued as the average of the ten days closing prices prior to the issuance date, or $4.25 per share, were issued in payment of $68,500 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	69,349 shares of Hollywood Media common stock valued as of the average of the ten days closing prices prior to the issuance date, or $4.33 per share, were issued in payment of purchase price for the $400,000 acquisition of Prosperity Plus, Inc.’s intangible assets, of which $300,000 was non-cash.

•	44,028 shares of Hollywood Media common stock valued as of the December 31, 2005 closing share price of $4.31, or $189,760, were issued for payment of Hollywood Media’s 401(k) employer match for the calendar year 2005.
     During The Three Months Ended March 31, 2005:
•	20,000 shares of Hollywood Media common stock, valued at $92,200, were issued for services rendered by a consulting firm, of which $19,450 relates to services provided in Q1-05, and the balance to services that were provided during the remainder of 2005.

•	3,244 shares of Hollywood Media common stock, valued at $15,123, were issued for interest due on the outstanding Debentures.

•	39,951 shares of Hollywood Media common stock, valued at $193,761, were issued as payment of Hollywood Media’s 401(k) employee match for calendar year 2004.

(9)	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES:
     Investments in and advances to unconsolidated investees consist of the following:

	March 31,	December 31,
	2006	2005

NetCo Partners (a)	$281,632	$551,882
MovieTickets.com (b)	(4,975)	(4,975)

	276,657	$546,907

(a) Netco Partners
     Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy’s Net Force. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners’ income or loss as Equity in Earnings of Investees. The revenues, gross profit and net income of NetCo Partners for the three months ended March 31, 2006 and 2005 are presented below:

	Three Months Ended
	March 31,
	2006	2005

Revenues	$367	$—
Gross Profit	287	1,013
Net Income (loss)	3,410	(10,064)

Hollywood Media’s share share of net income (loss)	$1,705	$(5,032)
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
     As of March 31, 2006 and December 31, 2005, NetCo Partners had $214,258 and $850,224 of accounts receivable, net of allowance, respectively. These accounts receivable balances are not included in Hollywood Media’s consolidated balance sheets.
     Through March 31, 2006, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $11.5 million, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.
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
     Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. joint venture at March 31, 2006 and shares in 26.2% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.2% of MovieTickets.com income or loss as Equity in Earnings of Unconsolidated Investees. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded no income or losses on its investment in MovieTickets.com for fiscal 2006, 2005, 2004 and 2003, respectively.
     Hollywood Media performs ad sales, ad collections, ad billing, payroll and other related activities for MovieTickets.com. Hollywood Media’s expenses in providing such services are submitted to MovieTickets.com for reimbursement, and MovieTickets.com’s net revenues collected by Hollywood Media (less commissions earned by Hollywood Media) are delivered to MovieTickets.com.

(10)	SEGMENT REPORTING:
     Hollywood Media’s reportable segments are Broadway Ticketing, Data Business, Internet Ad Sales, Intellectual Properties, Cable TV and Other. The Broadway ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London’s West End, and hotel and restaurant packages, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and consumers. The Data business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), ExhibitorAds (which creates exhibitor paid directory ads for insertion in newspapers around the country and provides other exhibitor marketing services) and Baseline/StudioSystems (generates licensing fees for informational database with customers including movie studios, movie and TV production companies and professionals in the feature film and television industry and web portals). The Internet Ad Sales segment sells advertising on Hollywood.com and Broadway.com and through CinemasOnline sells advertising on cinema and live theatre websites in the U.K. and Ireland. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. Cable TV comprises Hollywood.com Television and Broadway.com Television which offer interactive entertainment and information with on-demand video content to subscribers in certain cable TV systems of the distributing cable operators including Cablevision Systems, Cox Communications, Comcast, Insight Communications, Charter, Bresnan and Mediacom. The Other segment is comprised of corporate-wide expenses such as audit fees, proxy costs, insurance, accounting, centralized information technology, and includes consulting fees and other costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media and its Independent Registered Public Accounting Firm to make an assessment of and report on internal control over financial reporting.
     Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.
     The following table provides summary financial information regarding Hollywood Media’s reportable segments.

	Three Months Ended March 31,
	(unaudited)
	2006	2005
		(restated)
Net Revenues:
Broadway Ticketing	$18,445,655	$16,705,037
Data Business	2,938,001	2,428,331
Internet Ad Sales	2,280,873	788,576
Intellectual Properties	285,809	329,061
Cable TV	5,000	—
Other	—	—

	$23,955,338	$20,251,005

Operating Income (Loss):
Broadway Ticketing	$835,859	$338,104
Data Business	890,553	480,352
Internet Ad Sales	(435,239)	(620,637)
Intellectual Properties	24,488	63,225
Cable TV	(154,062)	(181,613)
Other	(3,004,335)	(3,027,154)

	$(1,842,736)	$(2,947,723)

	Three Months Ended March 31,
	(unaudited)
	2006	2005
		(restated)
Capital Expenditures
Broadway Ticketing	$186,610	$34,441
Data Business	78,693	47,538
Internet Ad Sales	58,388	24,732
Intellectual Properties	—	—
Cable TV	—	—
Other	88,914	199,624

	$412,605	$306,335

Depreciation and Amortization Expense:
Broadway Ticketing	$68,866	$67,418
Data Business	263,847	184,983
Internet Ad Sales	282,833	177,025
Intellectual Properties	—	585
Cable TV	3,409	55,541
Other	114,951	84,555

	$733,906	$570,107

	March 31,	December 31,
	2006	2005
	(unaudited)
Segment Assets:
Broadway Ticketing	$30,325,286	$23,765,601
Data Business	22,879,278	22,795,552
Internet Ad Sales	30,611,026	30,117,191
Intellectual Properties	786,262	738,430
Cable TV	26,052	58,553
Other	4,348,348	5,827,623

	$88,976,252	$83,302,950

(11)	CERTAIN COMMITMENTS AND CONTINGENCIES:
     Self Insured Group Medical —
     Hollywood Media has recorded a current liability of $91,555 and $143,328 related to accruals for self-insurance at March 31, 2006 and December 31, 2005, respectively in connection with the Company’s decision, effective June 1, 2004 to self insure its exposures under the Company’s group medical plan. The liability was recorded for the maximum amount of potential liability under the stop loss coverage due to the lack of historical claims experience data available.
     Litigation —
          In November 2002 there was an arbitration action commenced by a third party against Hollywood Media regarding a contract dispute involving claims against Tribune Company and the hollywood.com, Inc. subsidiary of Hollywood Media, which dispute was settled in October 2003. Under the settlement, Hollywood Media made a $200,000 payment in October 2003, and agreed to purchase certain advertising to advertise Hollywood Media’s exhibition-related businesses in a trade publication at a cost of $14,167 per month, at prevailing rates, over a six-month period which commenced in December 2003. As of March 31, 2006 and December 31, 2005, all payments were made and there was $28,750 and $34,075, respectively, of prepaid advertising remaining under this agreement.
          In a separate matter, a lawsuit pertaining to an advertising insertion order was filed against Hollywood Media in May 2003, seeking damages of $161,000 plus interest and costs.

Hollywood Media and the plaintiff in this matter entered into an agreement in January 2005 to settle this litigation whereby Hollywood Media will purchase $119,000 in advertising on Hollywood Media’s various web properties over the period of January 18, 2005 through September 17, 2005, payable over 8 months. As of March 31, 2006 and December 31, 2005 there was no prepaid advertising available under this agreement.
          In a separate matter, a lawsuit pertaining to an advertising sales and serving agreement was filed against Hollywood Media in August 2005 seeking damages of $224,000 plus interest and costs. Hollywood Media and the plaintiff entered into a settlement agreement in February 2006 pursuant to which Hollywood Media paid the plaintiff $54,061 in cash in full settlement of this matter. As of December 31, 2005, $50,000 was accrued in the accompanying consolidated balance sheets. The amounts due were paid in full during the first quarter of 2006.
          Hollywood Media is from time to time a party to various legal proceedings including matters arising in the ordinary course of business.

(12)	SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     During The Three Months Ended March 31, 2006:
•	3,682 shares of Hollywood Media common stock valued at $15,123 were issued in payment of interest on the Debentures for the period October 1, 2005 through December 31, 2005.

•	50,930 shares of Hollywood Media common stock valued as of the average of the ten days closing prices prior to the issuance date, or $4.25 per share, were issued in payment of purchase price for a $216,500 acquisition of eFanGuide, Inc.’s intangible assets.

•	16,114 shares of Hollywood Media common stock valued as the average of the ten days closing prices prior to the issuance date, or $4.25 per share, were issued in payment of $68,500 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	69,349 shares of Hollywood Media common stock valued as of the average of the ten days closing prices prior to the issuance date, or $4.33 per share, were issued in payment of purchase price for a $400,000 acquisition of Prosperity Plus, Inc.’s intangible assets of which $300,000 is non-cash.

•	44,028 shares of Hollywood Media common stock valued as of the December 31, 2005 closing share price of $4.31, or $189,760, were issued for payment of Hollywood Media’s 401(k) employer match for the calendar year 2005.

     During The Three Months Ended March 31, 2005:
•	20,000 shares of Hollywood Media common stock, valued at $92,200, were issued for services rendered by a consulting firm, of which $19,450 relates to services provided in Q1-05, and the balance to services that were provided during the remainder of 2005.

•	3,244 shares of Hollywood Media common stock, valued at $15,123, were issued for interest due on the outstanding Debentures.

•	39,951 shares of Hollywood Media common stock, valued at $193,761, were issued as payment of Hollywood Media’s 401(k) employee match for calendar year 2004.

(13)	RECLASSIFICATION:
          Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Hollywood Media is also subject to other risks detailed herein or detailed in our Annual Report on Form 10-K for the year ended December 31, 2005 and in other filings made by Hollywood Media with the Securities and Exchange Commission.
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

Overview
     Hollywood Media is a provider of information, data, news and other content, and ticketing to consumers and businesses covering the entertainment, Internet and media industries. We own and operate a number of business units focused on the entertainment and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway and London’s West End ticket sales, data syndication, subscription fees, content licensing fees, advertising, and book development license fees and royalties. Our Data Business includes CinemaSource, EventSource, ExhibitorAds and Baseline/StudioSystems. Our Broadway Ticketing business includes Broadway.com, 1-800-Broadway and Theatre.com. These services supply media outlets with specific information on entertainment events, such as movies, live theater and concerts and sell tickets for live theater. Hollywood Media’s businesses also include an intellectual property business, as well as Hollywood.com and a minority interest in MovieTickets.com. In addition, Hollywood Media owns and operates the cable television network, Hollywood.com Television. In 2005, Hollywood Media acquired CinemasOnline which maintains websites for cinemas in the U.K. in exchange for the right to sell advertising on such websites.
     Data Syndication Divisions.
     Hollywood Media’s Data Business is a provider of integrated database information and complementary data services to the entertainment, Internet and media industries. The Data Business consists of two divisions: The Source Business and Baseline/StudioSystems (“Baseline”). The Source Business is comprised of three related lines of business: CinemaSource, EventSource and ExhibitorAds. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for more than 41,000 movie screens in the United States, Canada and the United Kingdom. EventSource compiles and syndicates detailed information on community events in numerous cities in the United States and United Kingdom, including concerts and other live performances, sporting events, festivals, fairs and shows. ExhibitorAds provides movie exhibitors with directory newspaper advertising services and other exhibitor marketing services, including preparing email newsletters and developing exhibitor websites utilizing theater showtimes data from CinemaSource. Baseline is a database and research service offering specialized information and online applications to its subscribing users, which subscribers include movie and TV studios and production companies, distributors, producers, screenwriters, and news organizations. Baseline’s film and television database contains motion picture and TV information dating back nearly 100 years, including comprehensive data about film and television productions and entertainment industry professionals.
     Broadway Ticketing Division.
Hollywood Media’s Broadway Ticketing Division is comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct International and U.K.-based Theatre.com (collectively called “Broadway Ticketing”). Broadway tickets are sold online through our Broadway.com website and by telephone through our 1-800-BROADWAY number. Broadway Ticketing is also a live theater ticketing seller that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway and in London’s West End theatre district. We launched our U.K.-based Theatre.com in December 2005 with editorial coverage of UK theatre and began selling ticketing to major London venues in February of 2006, based upon a similar model to selling tickets on Broadway.com. Broadway.com and Theatre.com features include theatre news, video and photo coverage, special events and backstage content, and celebrity interviews and biographies.

     Internet Ad Sales Division.
     Hollywood Media’s Internet Ad Sales Division includes Hollywood.com, a premier online entertainment destination and movie industry information and services website, Broadway.com and CinemasOnline. Hollywood.com generates revenue by selling advertising on its website, and commissions received for advertising sold by the Hollywood.com ad sales team on MovieTickets.com. Hollywood.com features in-depth movie information, including movie previews, descriptions and reviews, movie showtimes listings, entertainment news and an extensive multimedia library. Hollywood.com’s features also include audio podcasts, blogging and fan sites. In addition to its Broadway ticket sales function, Broadway.com sells advertising and provides show previews and showtimes, show synopses, box office results, cast and crew credits and biographies, and an in-depth Tony Awards® area. CinemasOnline, based in the U.K., sells internet advertising on cinema and live theatre websites in the U.K. and Ireland and provides other marketing services.
     Cable TV.
     Hollywood Media’s Cable TV Division includes Hollywood.com Television and Broadway.com Television, Free-VOD (FVOD) channels that offer interactive entertainment information with on-demand video content to subscribers of certain cable TV systems of the cable television operators, including Cablevision Systems, Cox Communications, Comcast, Insight Communications, Mediacom, Charter and Bresnan.
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

Results of Operations
     The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) by reportable segment for the three months ended March 31, 2006 (“Q1-06”) and 2005 (“Q1-05”) respectively:

			Internet	Intellectual
	Broadway	Data	Ad Sales	Properties	Cable
	Ticketing	Business	(a)	(b)	TV	Other	Total
Q1-06 (unaudited)
Net Revenues	$18,445,655	$2,938,001	$2,280,873	$285,809	$5,000	—	$23,955,338
Operating Expenses	17,609,796	2,047,448	2,716,112	261,321	159,062	3,004,335	25,798,074

Operating Income (loss)	$835,859	$890,553	$(435,239)	$24,488	$(154,062)	$(3,004,335)	$(1,842,736)

% of Total Net Revenue	77%	12%	10%	1%	—	—	100%

Q1-05 (unaudited) (restated)

Net Revenues	$16,705,037	$2,428,331	$788,576	$329,061	—	—	$20,251,005
Operating Expenses	16,366,933	1,947,979	1,409,213	265,836	181,613	3,027,154	23,198,728

Operating Income (loss)	$338,104	$480,352	$(620,637)	$63,225	$(181,613)	$(3,027,154)	$(2,947,723)

% of Total Net Revenue	82%	12%	4%	2%	—	—	100%

a.	Includes operating results for CinemasOnline, which was acquired in November 2005.

b.	Does not include Hollywood Media’s 50% interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media’s share of the income (loss) is reported as equity in earnings of investees.
Composition of our segments is as follows:
•	Broadway Ticketing — sells tickets via Broadway.com, 1-800-BROADWAY and TDI to live theater events for Broadway, Off-Broadway and London, and hotel and restaurant packages, to consumers, domestic and international travel professionals including travel agencies and tour operators, and educational institutions.

•	Data Business — licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of live events for over 10,000 venues and approximately 110,000 events per month including concerts, sporting events, festivals, fairs and shows, touring companies, company playhouses and dinner theaters to media, wireless and Internet companies), ExhibitorAds (which creates exhibitor-paid directory ads for insertion in newspapers in the U.S. and provides other exhibitor marketing services), and Baseline/StudioSystems (generates license fees through paid subscription database, with customers including movie studios, movie and TV production companies and professionals in the feature film and television industry, and web portals).

•	Internet Ad Sales — sells advertising on Hollywood.com and Broadway.com, and includes CinemasOnline which sells advertising on cinema and live theatre websites in the U.K.

•	Intellectual Properties — owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes a 51% interest in Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners.

•	Cable TV — comprised of Hollywood.com Television and Broadway.com Television, Free-VOD channels that offer interactive entertainment information with on-demand video content to subscribers in certain cable TV systems of the cable television distributors including Cablevision Systems, Cox Communications, Comcast, Insight Communication, Mediacom, Charter and Bresnan.

•	Other — is comprised of corporate-wide expenses such as audit fees, proxy costs, insurance, accounting, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls.
NET REVENUES
     Total net revenues were $23,955,338 for Q1-06 as compared to $20,251,005 for Q1-05, an increase of $3,704,333 or 18%. The increase in revenue was primarily due to an increase in revenues in our Broadway Ticketing, Data Businesses, and Internet Ad Sales segments (of which the November 2005 acquisition of CinemasOnline contributed $1,181,548 of revenues). In Q1-06 net revenues were derived 77% from Broadway Ticketing, 12% from Data Business, 10% from Internet Ad Sales and 1% from Intellectual Properties. In Q1-05 net revenues were derived 82% from Broadway Ticketing, 12% from Data Business, 4% from Internet Ad Sales and 2% from Intellectual Properties.
     Broadway Ticketing net revenues were $18,445,655 and $16,705,037 for Q1-06 and Q1-05, respectively, an increase of $1,740,618 or 10%. The increase in Broadway Ticketing net revenues in Q1-06 over Q1-05 is attributable to Broadway.com and 1-800-BROADWAY revenues which increased to $13,848,103 in Q1-06 compared to $11,845,089 in Q1-05, an increase of $2,003,014 or 17%. This increase in revenue is partially attributable to a combination of price and order increases and to changes in our marketing and advertising strategies as well as growth in tourism in New York City. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London’s West End both online via Broadway.com and Theatre.com and offline via 1-800-BROADWAY. Ticketing revenue is recognized on the date of performance of the show. Ticketing revenue received for performances yet to take place is recorded as deferred revenue in our condensed consolidated balance sheet.
     Data Business net revenues (which includes our Source businesses [CinemaSource, EventSource, ExhibitorAds], and Baseline/StudioSystems) were $2,938,001 for Q1-06 as compared to $2,428,331 for Q1-05, an increase of $509,670 or 21%. This increase in Data Business revenue in Q1-06 over Q1-05 is attributable to additional licensing agreements entered into in our Data Business and an increase in license fees payable to us from our existing customers. Barter transactions included in the Data Business revenues were $4,304 in Q1-06 and

$0 for Q1-05. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to media outlets and Internet companies including newspapers such as The New York Times, Internet companies including AOL’s Moviefone and City Guide, MSN, Yahoo!, Google and Lycos, and wireless providers. Revenue for ExhibitorAds is generated by creating exhibitor paid directory ads for insertion in newspapers. Baseline/StudioSystems is a film and television database, licensing its data to businesses and professionals in the entertainment industry, and generates revenue from the syndication of its data as well as subscription revenue.
     Internet Ad Sales net revenue was $2,280,873 for Q1-06 as compared to $788,576 for Q1-05, an increase of $1,492,297 or 189%. The increase in ad sales from Q1-05 to Q1-06 is primarily attributable to the acquisition of CinemasOnline in November 2005 and continued growth on Hollywood.com as well as increased commission revenue due to higher ad sales on MovieTickets.com. CinemasOnline revenue in Q1-06 was $1,181,548. Internet Ad Sales revenue is generated from the sale of sponsorships and advertisements on Hollywood.com and Broadway.com, as well as advertisements generated by CinemasOnline. Hollywood Media also earns commissions on ad sales which Hollywood Media sells for placement on MovieTickets.com.
     Net revenues from our Intellectual Properties division were $285,809 for Q1-06 as compared to $329,061 for Q1-05, a decrease of $43,252 or 13%. The decrease in revenues was attributable to continuing general sluggishness in the book publishing industry segment in which our Intellectual Properties division operates. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter to quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which, Hollywood Media’s share of the income (loss) is reported as equity in earnings (losses) of investees.
EQUITY IN EARNINGS (LOSSES) OF INVESTEES
     Equity in earnings (losses) of investees consisted of the following:

	Three Months Ended March 31,
	2006	2005

NetCo Partners (a)	$1,705	$(5,032)
MovieTickets.com (b)	—	—

	$1,705	$(5,032)

(a)	NetCo Partners
     NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of gains was $1,705 for Q1-06 compared to losses of $5,032 for Q1-05. NetCo Partners recognized $3,410 in income during the first quarter of 2006, primarily as the result of favorable currency fluctuations on foreign accounts receivable. Revenues vary quarter-to-quarter dependent on timing of deliveries of various manuscripts to the publisher.
     (b) MovieTickets.com
     Hollywood Media owned 26.2% of the total equity in MovieTickets.com, Inc. joint venture at March 31, 2006. Hollywood Media records its investment in MovieTickets.com, Inc. under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investees. Hollywood Media shared in 26.2% of the losses or income generated by the joint venture during Q1-06. We have not recorded any of our share of the joint venture’s results of operations in Q1-06 and Q1-05 related to our investment in MovieTickets.com because the investment had been reduced to zero. Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not guaranteed to fund future losses, if any, generated by MovieTickets.com. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising.
OPERATING EXPENSES
     Cost of revenue — ticketing. Cost of revenue — ticketing was $14,746,953 for Q1-06 compared to $14,263,280 for Q1-05 for an increase of $483,673 or 3%. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals. As a percentage of ticketing revenue, cost of revenue — ticketing was 80% and 85% for Q1-06 and Q1-05 respectively. The decrease in cost of revenue as a percentage of ticketing revenue in Q1-06 compared to Q1-05 was due in part to a greater proportion of higher margin consumer ticket sales and an increase in sellables (e.g., insurance, restaurant vouchers).
     Editorial, production, development and technology. Editorial, production, development and technology costs consist of payroll and related expenses for the editorial and production staff responsible for creating content on Hollywood Media’s websites for our Internet Ad Sales and Data Business segments. These expenses include Internet access and computer related expenses for the support and delivery of our information services, and fees and royalties paid to authors and co-editors for the intellectual properties segment. Editorial, production, development and technology costs for Q1-06 were $1,971,177 compared to $1,344,955 for Q1-05, an increase of $626,222 or 47%. As a percentage of revenues from our Ad Sales, Data Business and Intellectual Properties segments, these costs were 36% and 38% for Q1-06 and Q1-05, respectively, decreasing as a percentage of revenues due to the lower incremental costs associated with the increased revenue in the Data Business segment along with the increase in gross margin for the Internet Ad Sales segment.

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist of occupancy costs, production costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising representative firms and other parties). Selling, general and administrative expenses for Q1-06 were $4,208,449 compared to $3,260,766 for Q1-05. Selling, general and administrative expenses increased $947,683 or 29% in Q1-06, as compared to Q1-05, due in large part to an increase of $328,000 in advertising expense in the Broadway Ticketing segment, an increase in consulting expenses of $401,000 and an increase of $121,000 in bad debt expense, excluding CinemasOnline, offset by reductions in accounting fees of $116,000 and Sarbanes-Oxley consulting fees of $145,000. In addition, the acquisition of CinemasOnline in November 2005 increased SG&A expense by $244,000. As a percentage of net revenue, selling, general and administrative expenses increased to 18 % for Q1-06 from 16% for Q1-05. Barter expense included in selling, general and administrative expense was $3,992 for Q1-06 and $0 in Q1-05.
     We have partially implemented and are in the process of developing and implementing additional efficiency improvements and cost-savings measures anticipated to reduce or better control various elements of SG&A expenses, including certain overhead reductions, the installation of a new accounting system, and the installation of a new, more robust Broadway ticketing software system to streamline our ticketing functionality and improve efficiencies. These various cost-saving measures are being incrementally implemented during 2006 and we expect to realize additional savings in applicable expenses over time as the initiatives increasingly take hold. As part of these cost-saving measures, we have outsourced part of our information technology services to India and are beginning the implementation phase of additional offshore outsourcing initiatives intended to achieve significant reductions in certain SG&A expenses relating to our Data Business segment and information technology services. These measures should also help us control portions of our payroll and benefits costs (discussed below).
     Payroll and Benefits.
     Payroll and benefits expenses consist of payroll and benefits including any other types of compensation benefits as well as human resources and administrative functions.
     Payroll and benefits expenses for Q1-06 were $4,137,589 as compared to $3,759,620 for Q1-05, an increase of $377,969, or 10%. As a percentage of net revenues, payroll and benefits expenses were approximately 17% and 19% in the first quarters of 2006 and 2005, respectively.
     The increase in costs from Q1-06 as compared to Q1-05 relating to payroll and benefits was due in large part to the following factors: the acquisition of CinemasOnline in November 2005 resulted in an approximate $207,000 increase; addition of new staff in certain departments including the MIS and Internet Ad Sales departments; approximately $105,218 in expenses for executive bonuses; and discretionary and/or contractual compensation increases granted to various personnel.

     See the discussion of cost-savings measures described above under “Selling, general and administrative” which includes descriptions of initiatives that we expect to help control some of the costs included in Payroll and Benefits, including outsourcing and other system efficiencies.
     Depreciation and Amortization.
     Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, equipment under capital leases and amortization of goodwill and intangibles. Depreciation and amortization expense was $733,906 for Q1-06 as compared to $570,107 for Q1-05. Depreciation and amortization increased $163,799, or 29%, in Q1-06 compared to Q1-05. The increase in depreciation and amortization expense is primarily due to additions of computers and software in the equipment category, as well as $177,000 of additional amortization expense of intangibles due to the acquisition of CinemasOnline and the Hollywood Fan Sites.
     Interest, net.
     Interest, net was $624,610 for Q1-06, as compared to $44,761 for Q1-05. The increase in interest expense of $579,849, or 1,295%, in interest, net in Q1-06 as compared to Q1-05 was primarily attributable to issuance of $7,000,000 in senior unsecured notes on November 23, 2005, resulting in higher interest expense in the first quarter of 2006. (See Note 6 to Hollywood Media’s Condensed Consolidated Financial Statements included in this Form 10-Q.)
     Other, net.
     Other, net was $248,421 of loss for Q1-06, as compared to a gain $26,332 for Q1-05. The decrease of $274,753, or 1,043%, in Other, net in Q1-06 as compared to Q1-05 was primarily attributable to the change in the fair value marked-to-market through earnings for the derivative liability associated with the senior unsecured notes issued in November 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Hollywood Media’s cash and cash equivalents were $4,864,101 at March 31, 2006 as compared to $7,058,017 at December 31, 2005, a decrease of $2,193,916 which was attributable in large part to an approximate $1,400,000 increase in Broadway ticketing inventory held for sale. Our net working capital deficit (defined as current assets less current liabilities) was $4,963,353 at March 31, 2006 as compared to $3,929,668 at December 31, 2005.
     Net cash used in operating activities was $1,568,667 during Q1-06 as compared to $2,897,625 during Q1-05, which cash usage for Q1-06 included, among other things, approximately $1,400,000 to purchase Broadway ticketing inventory held for sale during 2006. Net cash used in investing activities was $620,060 during Q1-06 as compared to $306,335 during Q1-05, which cash usage for Q1-06 included, among other things, $412,605 in expenditures for computer equipment and other capital assets, and $130,517 spent to acquire certain intangible assets for the Internet Ad Sales Division. Net cash used by financing activities was $5,189 during Q1-06 as compared to net cash provided by financing activities of $675,292 during Q1-05, including, among other things, $23,960 in capital lease payments in Q1-06 partially offset by proceeds from warrant exercises, net of issuance costs.

2004 Private Placement
     In February 2004, Hollywood Media completed a private placement of common stock, which included the issuance of 5,773,355 shares of common stock to investors and five-year warrants to purchase an aggregate of 1,732,006 shares of common stock with an exercise price of $2.84 per share. Hollywood Media net cash proceeds from the private placement were approximately $15.1 million after deduction of expenses in connection with the transaction. Hollywood Media received approximately $18,403 and $803,664 net of placement agent commission, from the exercise of a portion of these warrants during 2006 and 2005, respectively.
Senior Unsecured Notes Issued in 2005
     On November 23, 2005, Hollywood Media issued and sold $7,000,000 aggregate principal amount of its Senior Unsecured Notes (the “Senior Notes”) for aggregate gross cash proceeds of $7,000,000. The notes carry an 8% interest rate and an initial 12 month term, on which interest is payable in quarterly installments commencing December 31, 2005. The principal is payable in cash or, at Hollywood Media’s option, in shares of Hollywood Media’s common stock valued on a per share basis at a 5% discount from the 20-day volume-weighted average market price per share of the common stock (“VWAP”) as of the payment date, subject to certain conditions to such option including but not limited to the requirement that the shares be registered for resale. Hollywood Media’s proceeds related to the issuance, net of issuance costs, was $6,595,690. The holders of the Senior Notes also received warrants to purchase 700,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share. In March of 2006, Hollywood Media exercised its option under the terms of the Senior Notes, to extend the maturity date of the Senior Notes to May 23, 2007 in exchange for the delivery of additional five-year warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock with exercise price per share at $4.29. The Senior Notes are not convertible at the option of the holders.
Convertible Debenture due May 22, 2006
     At March 31, 2006, Hollywood Media had a $1,000,000 principal amount 6% Senior Convertible Debenture due May 22, 2006 outstanding. This outstanding Debenture is convertible at the option of the investor at any time through the maturity date into shares of common stock of Hollywood Media at a conversion price of $3.20 per share. Prior to conversion, the Debenture bears interest at 6% per annum, payable quarterly in cash or common stock.
Outlook
     The growth of our businesses, including our data syndication, ticketing and Internet ad sales operations has required substantial financing and may require additional financing to fund our growth plans and for working capital. Based on our plans and assumptions for operations and investment and financing activities during 2006, we estimate that our cash and cash equivalents on hand, anticipated cash flow from operations, and potential amounts available if we undertake further equity or debt financing, will be sufficient to meet our working capital and investment requirements through the end of the twelve-month period ending March 31, 2007. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations.
     In 2005, Hollywood Media invested approximately $3.9 million in cash, of which $0.1 million remains in escrow pending resolution of certain indemnification items, to consummate its acquisition of U.K. based CinemasOnline for integration with our Source Business and our Internet Ad Sales division.
     We currently anticipate additional capital expenditures in 2006 to be approximately $1.4 million for various systems and equipment upgrades. These anticipated 2006 capital expenditures do not include any estimates for business acquisitions.
     During 2005 we made cash outlays in connection with preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including $1.1 million for consulting expertise, and $0.4 million of increased audit expenses for the Section 404 review. At this time we are unable to accurately estimate the full amount of the costs that Hollywood Media will incur during 2006 in connection with our ongoing Section 404 compliance and internal control development efforts, however, such costs during 2006 already include approximately $0.3 million in the first quarter ended March 31, 2006, and costs after the first quarter are currently anticipated to include, in addition to the capital expenditures for new information systems referenced above, an additional $0.3 million for consulting expertise and $0.3 million for the Section 404 audit expenses. See “Selling, General and Administrative” above regarding our ongoing implementation of cost-saving measures including outsourcing.
Off-Balance Sheet Arrangements
     At March 31, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”
Critical Accounting Policies
     In response to the SEC’s Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 3 to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2005.
     Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $2,167,644 and $1,891,996 at March 31, 2006 and December 31, 2005, respectively. The increase is primarily attributable to an increase in the allowance of $161,017 in CinemasOnline and $102,534 in the Broadway Ticketing Division. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. The allowance for doubtful accounts increased primarily due to the acquisition of CinemasOnline.
     Revenue Recognition
     Revenue recognition policies for ticketing, syndication, advertising and book packaging and licensing, are set forth below.
     Ticketing. Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational organizations. Proceeds from these sales received in advance of the corresponding performance activity are recorded as deferred revenue at the time of receipt, and are recognized as revenue in the period the performance of the show occurs.
     Gift certificate revenue is derived from the sale of gift certificates for Broadway, off-Broadway, London shows and Dinner and Show sales to individuals, groups, travel agencies, tour groups and corporate programs. Proceeds from these sales are included in “Deferred Revenue” in the accompanying condensed consolidated balance sheet at the time of receipt, and are recognized as revenue in the period the performance of the show occurs.
     Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in the accompanying condensed consolidated balance sheet, at the time of receipt, and are recognized as revenue on the day of departure from the hotel.

     Dinner voucher revenue is derived from the sale of dinner vouchers for meals at upscale restaurants in New York City to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in the accompanying condensed consolidated balance sheet, at the time of receipt, and are recognized as revenue on the date the voucher is presented, or upon expiration of the voucher.
     In July 2000, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Hollywood Media’s existing accounting policies conform to the EITF consensus. Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in the accompanying condensed consolidated statements of operations. Hotel revenues packages and vouchers sold for New York restaurants are reported on a net basis in the accompanying condensed consolidated statements of operations.
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
     We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in 2005, 2004, or 2003 other than the asset write downs discussed in Note 9 — Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2005.

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
     As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date in 2005, 2004 and 2003 and there were no adjustments to the carrying value of long-lived assets other than the asset write downs discussed in Note 8 — Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2005. As of March 31, 2006, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would not result in the impairment of goodwill of any reporting unit.
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
     We have an investment in a subsidiary in the United Kingdom and sell our services into this foreign market. Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for the United Kingdom at March 31, 2006 and December 31, 2005 of U.S. dollar equivalents was $(51,614) and $9,847, respectively.
     Our United Kingdom subsidiary sells services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $118,158 for the quarter ended March 31, 2006.
     As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of $3,650 on the operating loss for the quarter ended March 31, 2006. However, a larger decline in the British foreign currency could have a larger and possibly material adverse affect.
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
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of March 31, 2006, to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.

     As previously reported in Hollywood Media’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2006, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2005 and included its Report on Internal Control Over Financial Reporting in such Form 10-K. The Report on Internal Control Over Financial Reporting concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business, which are more fully described in such Form 10-K, constituted a material weakness in Hollywood Media’s internal control over financial reporting. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2006, Hollywood Media had not fully remediated this material weakness.
Changes in Internal Control Over Financial Reporting
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
          See “Note (10) — CERTAIN COMMITMENTS AND CONTINGENCIES — Litigation” in the Notes to Condensed Consolidated Financial Statements contained in Part I of this 10-Q Report.

ITEM 1A.	RISK FACTORS
          Management has not identified any material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     The following securities were issued by Hollywood Media during the quarter ended March 31, 2006, in transactions that were not registered under the Securities Act of 1933:
     On January 11, 2006, Hollywood Media issued 3,682 shares of common stock valued at $15,123 to the holder of a Debenture for interest due for the period October 1, 2005 through December 31, 2005.
     On March 13, 2006, Hollywood Media issued 6,750 shares of common stock for an aggregate cash price of $19,170, upon exercise of warrants issued in its February 2004 private placement.
     The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof and/or Regulation D thereunder, based upon investment representations to Hollywood Media.
     Hollywood Media previously reported other issuances of securities during the quarter ended March 31, 2006 in transactions that were not registered under the Securities Act of 1933 in the following reports: Hollywood Media’s Current Reports on Form 8-K filed on February 6, 2006 and March 16, 2006, respectively.
Issuer Repurchases of Equity Securities
     Hollywood Media did not repurchase any shares of its common stock during the quarter ended March 31, 2006.

ITEM 6.	EXHIBITS

Exhibit	Description	Location

31.1	Certification of Chief Executive Officer (Section 302)	(*)
31.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 302)	(*)
32.1	Certification of Chief Executive Officer (Section 906)	(*)
32.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 906)	(*)

*	Filed as an exhibit to this Form 10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: May 10, 2006	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive Officer
(Principal executive officer)

Date: May 10, 2006	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer
(Principal accounting officer)