Form 10-Q
period 2006-06-30
HOLLYWOOD MEDIA CORP
filed 2006-08-09
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________
Commission File No. 1-14332
HOLLYWOOD MEDIA CORP.
(Exact name of registrant as specified in its charter)

Florida	65-0385686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2255 Glades Road, Suite 221A
Boca Raton, Florida	33431
(Address of principal executive offices)	(zip code)
(561) 998-8000
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes☐     No ☒
As of August 4, 2006, there were 33,347,633 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,923,646	$7,058,017
Receivables, net	4,440,218	4,233,067
Inventories held for sale	4,580,967	1,731,293
Deferred ticket costs	13,515,552	11,803,999
Prepaid expenses	2,486,223	2,321,091
Other receivables	2,359,406	2,204,225
Other current assets	55,069	53,772
Restricted cash	90,000	—

Total current assets	30,451,081	29,405,464

ACQUISITION ESCROW	107,314	107,314
PROPERTY AND EQUIPMENT, net	2,507,266	2,438,608
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	273,144	546,907
INTANGIBLE ASSETS, net	2,669,192	2,419,722
GOODWILL	48,243,509	47,927,001
OTHER ASSETS	264,277	457,934

TOTAL ASSETS	$84,515,783	$83,302,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,402,109	$3,893,184
Accrued expenses and other	5,959,784	6,200,567
Deferred revenue	22,251,091	20,619,256
Customer deposits	1,738,853	1,594,780
Current portion of capital lease obligations	71,053	86,418
Convertible debenture, net	—	940,927
Senior unsecured notes	5,741,596	—

Total current liabilities	41,164,486	33,335,132

DEFERRED REVENUE	76,292	110,417
CAPITAL LEASE OBLIGATIONS, less current portion	47,509	77,494
MINORITY INTEREST	36,694	88,138
OTHER DEFERRED LIABILITY	97,199	112,422
SENIOR UNSECURED NOTES	—	5,402,255
DERIVATIVE LIABILITY	1,720,000	1,778,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 33,291,274 and 32,703,457 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	332,913	327,035
Additional paid-in capital	310,149,765	309,228,214
Deferred compensation	—	(1,787,500)
Accumulated deficit	(269,109,075)	(265,368,657)

Total shareholders’ equity	41,373,603	42,399,092

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$84,515,783	$83,302,950

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
NET REVENUES
Ticketing	$45,436,255	$38,358,077	$26,990,600	$21,653,040
Data	5,970,156	5,120,533	3,032,155	2,692,202
Other	5,560,063	2,694,778	2,988,381	1,577,141

	56,966,474	46,173,388	33,011,136	25,922,383

OPERATING EXPENSES
Cost of revenues — ticketing	37,924,753	33,018,470	23,177,800	18,755,190
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	3,947,197	2,709,519	1,976,020	1,364,564
Selling, general and administrative	7,753,206	6,163,305	3,544,757	2,902,539
Payroll and benefits	8,791,070	8,288,855	4,653,481	4,529,235
Depreciation and amortization	1,445,929	1,327,449	712,023	757,342

Total operating expenses	59,862,155	51,507,598	34,064,081	28,308,870

Operating loss	(2,895,681)	(5,334,210)	(1,052,945)	(2,386,487)

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES	(1,768)	529,420	(3,473)	534,452

OTHER INCOME (EXPENSE):
Interest, net	(1,184,552)	(94,460)	(559,942)	(49,699)
Other, net	311,327	43,295	559,748	16,963

Loss before minority interest	(3,770,674)	(4,855,955)	(1,056,612)	(1,884,771)

MINORITY INTEREST IN (INCOME) LOSSES OF SUBSIDIARIES	30,256	(121,289)	18,366	(121,492)

Net loss	$(3,740,418)	$(4,977,244)	$(1,038,246)	$(2,006,263)

Basic and diluted loss per common share	$(0.12)	$(0.16)	$(0.03)	$(0.06)

Weighted average common and common equivalent shares Outstanding — basic and diluted	32,480,256	30,938,824	32,634,848	31,218,660

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,740,418)	$(4,977,244)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,445,929	1,327,449
Interest paid in stock	38,465	29,917
Amortization of discount and beneficial conversion feature on convertible debentures	59,073	70,888
Change in derivative liability	(344,000)	—
Amortization of debt issuance costs	218,064	—
Amortization of discount on senior unsecured notes	625,341	—
Amortization of deferred financing costs	4,535	5,442
Equity in earnings of unconsolidated investees, net of return of invested capital	273,763	(197,317)
Stock option expense	105,151	—
Compensation expense on employee stock issuances	351,269	—
Amortization of deferred compensation costs	325,000	325,000
Provision for bad debts	368,747	18,086
Issuance of compensatory stock for services rendered	—	48,236
Minority interest in losses of subsidiaries, net of distributions to minority owners	(51,444)	32,132
Changes in assets and liabilities:
Receivables	(569,830)	(389,848)
Inventories held for sale	(2,849,167)	(1,437,489)
Deferred ticket costs	(1,711,553)	(1,882,496)
Prepaid expenses	(156,381)	(755,389)
Other receivables	(155,181)	(795,729)
Other current assets	(1,297)	(12,095)
Other assets	(51,171)	29,248
Accounts payable	1,501,038	(144,734)
Accrued expenses and other	(70,579)	624,147
Deferred revenue	1,543,628	2,550,661
Customer deposits	144,073	681,957
Other deferred liability	(15,223)	18,664

Net cash used in operating activities	(2,712,168)	(4,830,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(708,888)	(560,487)
Change in acquisition of CinemasOnline	13,062	—
Acquisition of Screenline	(526,294)	—
Acquisition of intangible assets	(153,517)	—
Restricted cash	(90,000)	—

Net cash used in investing activities	(1,465,637)	(560,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from exercise of stock options	70,381	765,019
Proceeds received from exercise of warrants, net	18,403	803,664
Proceeds from issuance of stock to consultants	—	780,000
Payments under capital lease obligations	(45,350)	(105,463)

Net cash provided by financing activities	43,434	2,243,220

Net decrease in cash and cash equivalents	(4,134,371)	(3,147,781)

CASH AND CASH EQUIVALENTS, beginning of period	7,058,017	6,330,394

CASH AND CASH EQUIVALENTS, end of period	$2,923,646	$3,182,613

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$353,663	$22,857

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1)	BASIS OF PRESENTATION AND CONSOLIDATION:
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s financial position and results of operations. The results of operations for the six and three months ended June 30, 2006 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.
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
     Following the recommendation of management and the concurrence of the Audit Committee of the Board of Directors, Hollywood Media made a determination to restate the previously filed unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2005 (“Q2-05”) and the six months ended June 30, 2005 (“Y2-05”), originally included in Form 10-Q. The restatement is being made primarily to correct errors in the way Hollywood Media had previously accounted for Ticketing Business hotel and dinner voucher revenue, which were identified during the audit of Hollywood Media’s 2005 financial statements. The Company determined that hotel package and dinner voucher revenues were being improperly reported on a gross basis instead of a net basis. The restated transactions are described in detail below and have been grouped under headings for convenience only.

     Revenue
•	Ticketing net revenue has been reduced by $3,636,607 or 8.7% in the Y2-05 restated condensed consolidated financial statements as a result of a gross-up of hotel and dinner voucher revenue.

•	Ticketing net revenue has been reduced by $2,002,100 or 8.5% in the Q2-05 restated condensed consolidated financial statements as a result of a gross-up of hotel and dinner voucher revenue.
     Cost of Revenues — Ticketing
•	Cost of revenues — Ticketing has been decreased by $3,636,607 or 9.9% in the Y2-05 restated condensed consolidated financial statements as a result of a gross-up of hotel and dinner voucher revenue.

•	Cost of revenues — Ticketing has been decreased by $2,002,100 or 9.6%, in the Q2-05 restated condensed consolidated financial statements as a result of a gross-up of hotel and dinner voucher revenue.
The restatement had no effect on the reported net loss.
The following unaudited condensed consolidated statements of operations for the six and three months ended June 30, 2005, reconcile the restated amounts to the corresponding amounts, as previously reported.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2005			Three Months Ended June 30, 2005
	As previously	Restatement		As previously	Restatement
	reported	adjustment	Restated	reported	adjustment	Restated
NET REVENUES
Ticketing	$41,994,684	$(3,636,607)	$38,358,077	$23,655,140	$(2,002,100)	$21,653,040
Data	5,120,533	—	5,120,533	2,692,202	—	2,692,202
Other	2,694,778	—	2,694,778	577,141	—	577,141

Total revenues	49,809,995	(3,636,607)	46,173,388	27,924,483	(2,002,100)	25,922,383

OPERATING EXPENSES
Cost of revenues — ticketing	36,655,077	(3,636,607)	33,018,470	20,757,290	(2,002,100)	18,755,190
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	2,709,519	—	2,709,519	1,364,564	—	1,364,564
Selling, general and administrative	6,163,305	—	6,163,305	2,902,539	—	2,902,539
Payroll & benefits	8,288,855	—	8,288,855	4,529,235	—	4,529,235
Depreciation and amortization	1,327,449	—	1,327,449	757,342	—	757,342

Total operating expenses	55,144,205	(3,636,607)	51,507,598	30,310,970	(2,002,100)	28,308,870

Operating loss	(5,334,210)	—	(5,334,210)	(2,386,487)	—	(2,386,487)

EQUITY IN EARNINGS OF INVESTEES	529,420	—	529,420	534,452	—	534,452

OTHER INCOME (EXPENSE):
Interest, net	(94,460)	—	(94,460)	(49,699)	—	(49,699)
Other, net	43,295	—	43,295	16,963	—	16,963

Loss before minority interest	(4,855,955)	—	(4,855,955)	(1,884,771)	—	(1,884,771)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES	(121,289)	—	(121,289)	(121,492)	—	(121,492)

Net loss	$(4,977,244)	$—	$(4,977,244)	$(2,006,263)	$—	$(2,006,263)

Basic and diluted loss per common share	$(0.16)	$—	$(0.16)	$(0.06)	$—	$(0.06)

Weighted average common and common equivalent shares outstanding - basic and diluted	30,938,824	—	30,938,824	31,218,660	—	31,218,660

(3)	STOCK-BASED COMPENSATION:
Share-Based Incentive Plan
     As of June 30, 2006, Hollywood Media has various stock option and incentive plans that provide for the granting of stock options and other stock awards for shares of Hollywood Media common stock for key personnel and directors. There were an aggregate of 1,490,469 shares remaining available for issuance under Hollywood Media’s stock incentive plans at June 30, 2006. The options may be either qualified incentive stock options or nonqualified stock options. Stock options granted to date generally have had an exercise price per share equal to the market value per share of the common stock on the date prior to grant and generally expire five years or ten years from the date of grant. Options awarded to Hollywood Media’s employees generally become exercisable in annual increments over a four-year period beginning one year from the grant date, although some are immediately exercisable and some vest based on other terms as specified in the option grants. Options awarded to directors become exercisable six months after date of grant.
Accounting for Share-Based Compensation
     On January 1, 2006, Hollywood Media adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payments,” which replaced SFAS 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R was adopted using the modified prospective transition method, and accordingly, prior periods have not been restated. The modified prospective method requires the recognition of compensation cost for (i) share-based awards granted prior to but not yet vested as of January 1, 2006, based on the fair value calculated on the grant date, and (ii) share-based awards granted subsequent to January 1, 2006, also based on the fair value calculated on the grant date. Prior to January 1, 2006, Hollywood Media accounted for employee stock options under the provisions of APB 25. Under Hollywood Media’s plan, stock options are generally issued at the current market price on the grant date and have no intrinsic value at the grant date. Accordingly, Hollywood Media recorded no compensation expense under APB 25.
     For the six and three months ended June 30, 2006, Hollywood Media recorded $456,420 and $341,453 of stock-based compensation expense which caused net loss to increase by $456,420 and $341,453 for the six and three months ended June 30, 2006, respectively, and net loss to increase by $456,420 and $341,453 for the six and three months ended June 30, 2006, respectively. The recorded compensation expense caused basic and diluted earnings per share to decrease by $.02 and $.01 for the six months and three months ended June 30, 2006, respectively. The recorded compensation expense did not have an impact on cash flows for the six and three months ended June 30, 2006.
     For periods prior to January 1, 2006, SFAS 148 required disclosure of the pro forma amount of net income and per share amounts including the amount of fair value based compensation expense that would have been recognized in those periods had compensation expense been recorded. The following table includes the impact on net income and per share amounts for the six and three months ended June 30, 2005 had Hollywood Media recognized fair value compensation costs for the period:

	Six months	Three months
	ended	ended
	June 30, 2005	June 30, 2005
	(unaudited)	(unaudited)
Net loss:
As reported	$(4,977,244)	$(2,006,263)
Deduct: Stock-based compensation expense determined under fair value-based method	(585,206)	(347,025)

Pro forma net loss	$(5,562,450)	$(2,353,288)

Net loss per share:
Basic, as reported	$(0.16)	$(0.06)
Basic, Pro forma	$(0.18)	$(0.08)
Weighted average common and common equivalent shares outstanding - basic and diluted	30,938,824	31,218,660
     Stock Options
     The following table summarizes the activity with respect to the stock options of Hollywood Media for the six months ended June 30, 2006.

			Weighted
			Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Outstanding at December 31, 2005	1,843,443	$.01 - $16.00	$4.56
Granted	65,000	$4.14 - $4.40	$4.16
Exercised	(18,625)	$.98 - $4.10	$3.78
Forfeited	(98,875)	$.98 - $5.79	$4.49
Expired	(443,708)	$.01 - $6.50	$4.99

Outstanding at June 30, 2006	1,347,235	$.01 - $16.00	$4.19

     Data on Outstanding Options at June 30, 2006:

			Weighted
			Average
	Number of	Weighted	Remaining
	Options	Average Exercise	Contractual	Aggregate
	Outstanding	Price Per Share	Term (years)	Intrinsic Value (1)
Fully Vested Options	1,186,173	$4.54	3.62	$554,943

Nonvested Options	161,062	$3.45	6.54	78,815

Total Outstanding Stock Options	1,347,235	$4.41	3.97	$633,758

(1)	The aggregate intrinsic value is computed based on the closing price of Hollywood Media’s stock on June 30, 2006, which is a price per share of $3.82.

As of June 30, 2006, there was $476,422 total unrecognized compensation cost related to non-vested stock option awards. The cost is expected to be recognized over a weighted-average period of 2.38 years.
The following table summarizes the activity with respect to the unvested stock options of Hollywood Media for the six months ended June 30, 2006.

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Nonvested at December 31, 2005	152,812	$2.09
Granted	65,000	2.57
Vested	(29,625)	2.40
Forfeited	(27,125)	2.32

Nonvested at June 30, 2006	161,062	$2.18

     The fair value of each option award is estimated as of the date of grant using the Black-Scholes option valuation model, which uses various assumptions in the calculation of the fair value. There were 65,000 stock options granted during the six and three months ended June 30, 2006. In addition, there were 160,000 stock options granted during the six and three months ended June 30, 2005.
     Stock option exercises during the six and three month periods ended June 30, 2006 resulted in the receipt of cash proceeds of $70,381 and $70,013, respectively. The intrinsic value of the stock options exercised during the six and three months ended June 30, 2006 was $10,995 and $9,555, respectively. There were no tax benefits realized from stock option exercises for the six and three month periods ended June 30, 2006, as a result of the use of available net operating losses and the related valuation allowance. As of June 30, 2006 and December 31, 2005 there were 450,000 and 550,000 shares of unvested common stock, respectively. During the six months ended June 30, 2006, 100,000 shares of common stock vested.
     In accordance with SFAS 123(R), unearned deferred compensation amounts of approximately $1.8 million previously classified as a contra-equity at December 31, 2005 were eliminated against additional paid-in capital, as the stock is not deemed to be issued until vesting requirements are satisfied.
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
     Restricted shares are not included in the basic calculation until vesting occurs. There were 450,000 and 650,000 unvested restricted shares as of June 30, 2006 and 2005, respectively. Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 4,186,771 and 4,607,832 at June 30, 2006 and 2005, respectively, were excluded from the calculation of diluted loss per share for the six and three months ended June 30, 2006 and 2005, respectively, because their impact was anti-dilutive.
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

     Receivables
     Receivables consist of amounts due from: customers who have advertised on Hollywood Media’s websites and other media; MovieTickets.com for commissions due for ad sales on the MovieTickets.com website; and customers who have licensed content from Hollywood Media’s data syndication businesses, have purchased live theater tickets and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $2,370,982 and $1,891,996 at June 30, 2006 and December 31, 2005, respectively.
     Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance includes principally all receivables 180 days overdue. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $2,370,982 and $1,891,996 at June 30, 2006 and December 31, 2005, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.
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
     Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups. Proceeds from these sales are included in “Customer Deposits” in the accompanying condensed consolidated balance sheet, at the time of receipt, and are recognized as revenue on a net basis on the day of departure from the hotel.
     Dinner voucher revenue is derived from the sale of dinner vouchers for meals at upscale restaurants in New York City to individuals and groups. Proceeds from these sales are included in “Customer Deposits” in the accompanying condensed consolidated balance sheet, at the time of receipt, and are recognized as revenue on a net basis on the date the voucher is presented, or upon expiration of the voucher.
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
     Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with the Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for the Company beginning January 1, 2007. Management is currently evaluating the impact FIN 48 will have on the financial statements.
     In February 2006, the Financial Accounting Standards Board issued SFAS 155, Accounting for Certain Hybrid Instruments (“SFAS 155”) which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Option No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the adoption of SFAS 154 did not have a material impact on the Company’s condensed consolidated financial statements).
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring during fiscal years beginning after June 15, 2005 (the adoption of SFAS 153 did not have a material impact on the Company’s condensed consolidated financial statements).
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (the adoption of SFAS 151 did not have a material impact on the Company’s condensed consolidated financial statements).
(5)	ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:
CinemasOnline Acquisition
     On November 23, 2005, Hollywood Media consummated the acquisition of 100% of the outstanding common stock of the U.K. based CinemasOnline, a group of advertising sales and data services companies focused primarily on selling advertising on cinema and live theatre websites in the U.K. and Ireland. The acquisition is intended to establish CinemasOnline as a platform to expand Hollywood Media’s Internet Ad Sales and Data Businesses into Europe. CinemasOnline became a subsidiary of CinemaSource UK Limited, an indirect wholly-owned subsidiary of Hollywood Media that was created to acquire the stock of CinemasOnline for this transaction. The aggregate purchase consideration was $3,900,068, including $366,408 of acquisition costs, of which $107,314 was held in an escrow account for potential claims that may be made against the seller. The $107,314 balance was not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency had not been resolved beyond a reasonable doubt as of June 30, 2006. On July 27, 2006, the entire balance was released to the seller. A reconciliation of the purchase price is provided below.

Purchase consideration	$3,900,068
Less cash in escrow	(107,314)

Adjusted purchase consideration	$3,792,754

Accounts receivable	$2,017,380
Other current assets	1,142,189
Property, plant and equipment, net	218,509
Intangible assets	1,250,000

Total assets	$4,628,078

Current liabilities	$(1,101,404)
Deferred revenue	(2,577,498)

Total liabilities	$(3,678,902)

NET ASSETS	$949,176

Excess of the purchase consideration over fair value of net assets acquired (included in Internet Ad Sales segment)	$2,843,578

     The excess of the purchase consideration over the fair value of net assets acquired have been classified preliminarily in goodwill in the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005. As of June 30, 2006, the Company was awaiting the results of a valuation to be performed by an independent valuation expert. The Company expects to complete the purchase price allocation in the third quarter of 2006.
     The results of operations of CinemasOnline have been included in Hollywood Media’s results of operations since the date of acquisition (November 23, 2005). The following are Hollywood Media’s pro forma results for the six and three months ended June 30, 2005 assuming that the acquisition had occurred on January 1, 2005, giving effect to the business combination reflected above:

	Six Months Ended	Three Months Ended
	June 30, 2005	June 30, 2005
	(unaudited)	(unaudited)
Proforma Net Sales	$48,565,004	$27,050,146
Proforma Net Loss	$(4,763,370)	$(1,969,639)
Proforma Net loss per share	$(0.15)	$(0.06)
Proforma weighted average common and common equivalent shares	30,938,824	31,218,660
Screenline Acquisition
     On June 13, 2006, Hollywood Media consummated the acquisition of 100% of the outstanding common stock of the Germany based Screenline, a provider of box office and film data for more than 30 international territories in English, German and Spanish. The acquisition is intended to complement our Data Business and serve as a platform for expansion of coverage into European and international film and television industries. The aggregate purchase consideration was $626,294. A reconciliation of the purchase price is provided below.

Purchase consideration	$626,294

Accounts receivable	$6,068
Other current assets	9,258
Property, plant and equipment, net	62,923
Intangibles	300,000

Total assets	$378,249

Current liabilities	$(10,235)
Deferred revenue	(54,082)

Total liabilities	$(64,317)

NET ASSETS	$313,932

Excess of the purchase consideration over fair value of net assets acquired (included in Data Business segment)	$312,362

     The excess of the purchase consideration over the fair value of net assets acquired have been classified preliminarily in goodwill in the accompanying consolidated balance sheets as of June 30, 2006. The goodwill as of June 30, 2006 includes $100,000 of Hollywood Media common stock issued in July of 2006. As of June 30, 2006, the Company was awaiting the results of a valuation to be performed by an independent valuation expert. The Company expects to complete the purchase price allocation in the third quarter of 2006. The proforma information is not considered material for the six and three months ended June 30, 2006 and 2005.
(6)	DEBT:
     Senior Unsecured Notes
     On November 23, 2005, Hollywood Media issued and sold $7,000,000 aggregate principal amount of its Senior Unsecured Notes (the “Senior Notes”) for aggregate gross cash proceeds of $7,000,000. The notes carry an 8% interest rate and an initial 12 month term, on which interest is payable in quarterly installments commencing December 31, 2005. The principal is payable in cash or, at Hollywood Media’s option, in shares of Hollywood Media’s common stock valued on a per share basis at a 5% discount from the 20-day volume-weighted average market price per share of the common stock (“VWAP”) as of the payment date, subject to certain conditions to such option including but not limited to the requirement that the shares be registered for resale. Hollywood Media’s proceeds related to the issuance, net of issuance costs, was $6,595,690. The holders of the Senior Notes also received warrants to purchase 700,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share. In March of 2006, Hollywood Media exercised its option under the terms of the Senior Notes, to extend the maturity date of the Senior Notes to May 23, 2007 in exchange for the delivery of additional five-year warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock with an exercise price per share at $4.29. The Senior Notes are not convertible at the option of the holders.
     Upon issuance the Company recognized the value attributable to the 700,000 issued warrants in the amount of $1,865,037 as a discount against the Senior Notes. The Company valued the warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.45 percent, an expected volatility of 69.4% and a five year life; the fair value of the warrants was determined to be $2.66 per share. Additional discount of $286,000 was recorded in conjunction with the 100,000 extension warrants issued in March of 2006. The Company valued the additional warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.73 percent, an expected volatility of 64.2% and an approximate five year life; the fair value of the warrants was determined to be $2.86 per share. The debt discount attributed to the value of the warrants issued is amortized over the life of the Senior Notes as interest expense using the effective yield method. The Company amortized the Senior Notes debt discount attributed to the value of the warrants of $625,341, and $284,167, respectively for the six and three months ended June 30, 2006 and no discount amortization was recorded for the six and three months ended June 30, 2005. As of June 30, 2006 and December 31, 2005, $1,258,404 and $1,597,745, respectively, of unamortized discount on the Senior Notes was reducing the face amount of Senior Notes, and is being amortized to interest expense over the remaining term of the outstanding debt.
     The fair value of the warrants has been recorded as a derivative liability. The liability was accounted for as a derivative under the applicable standards due to the registration rights and potential net cash settlement of amounts due to warrant holders. The change in fair value during the six and three months ended June 30, 2006 was $344,000 and $584,000 of gain, respectively relating to the detachable warrants, which is classified as a “derivative liability” and marked to market through earnings in “other, net” in the Company’s condensed consolidated statements of operations.
     In addition, $404,310 of issuance costs are being amortized over the life of the debt as a deferred debt issuance cost on the straight-line basis which approximates the interest method. During the six and three months ended June 30, 2006, $218,064 and $109,032, respectively, of debt issuance costs have been amortized as interest expense. As of June 30, 2006 and December 31, 2005, $145,376 and $363,440, respectively, was included in “other assets” in the Company’s condensed consolidated balance sheets.
     As of June 30, 2006 and December 31, 2005, $0 and $60,667, respectively, in accrued interest was recorded on the Company’s consolidated balance sheets.
     May 2002 Convertible Debentures
     On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the “Debentures”) to a group of investors, upon payment of an aggregate $5.7 million cash investment from such investors. The Debentures bore interest at 6% per annum, payable quarterly in cash or common stock. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with a $500,000 cash investment upon the same terms as the other investors. The Debentures were convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share. Following the conversion in August and September of 2004 of $4.7 million principal amount of Debentures described below, the remaining $1.0 million Debenture was amended so that it was convertible through and matured on May 22, 2006. The original conversion price of $3.46 per share was adjusted and amended as described below. The investors also received fully vested detachable warrants (the “Warrants”) to acquire at any time through May 22, 2007, an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. On May 22, 2003, an investor holding at least seventy-five percent of such investor’s shares of common stock issued or issuable to such investor under the Debentures, had the exercise price of the warrants held by such investor decreased to $3.46 per share, which equals the pre-adjustment conversion price of the Debentures. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As a result of the 2004 private placement, the original conversion price of the Debentures of

$3.46 per share was reduced to $3.30 per share, and the exercise price of the warrants was reduced to $3.34 per share, after giving effect to a weighted average anti-dilution provision per the agreements. As a result of the reduction of the conversion price, additional beneficial conversion of $294,360 was recorded in 2004.
     During August and September of 2004, $4.7 million principal amount of the Debentures was converted into shares of Hollywood Media’s common stock at a conversion price of $3.05 per share, including the $500,000 Debenture held by Mr. Rubenstein and Ms. Silvers. Prior to such conversions, the prevailing conversion price of the converted Debentures was reduced from $3.30 per share to $3.05 per share pursuant to Hollywood Media’s negotiations and agreements with the converting investors for the purpose of facilitating such conversions. Following such conversions, the remaining $1.0 million Debenture outstanding was amended to extend the maturity date to May 22, 2006 and to remove restrictive covenants, and the conversion price of this Debenture was reduced from $3.30 per share to $3.20 per share. As a result of these reductions in conversion prices, additional beneficial conversion option of $412,710 was recorded. On May 22, 2006, the remaining $1.0 million principal amount of the Debentures was converted into shares of Hollywood Media’s common stock at a conversion price of $3.20 per share. Accordingly, as of June 30, 2006, there were no remaining Debentures outstanding.
     As of June 30, 2006 and December 31, 2005, $0 and $59,073, respectively, of unamortized discount on the Debentures was reducing the face amount of Debentures, and is being amortized to interest expense over the remaining term of the outstanding Debentures.
     A total of $389,095 in deferred finance costs were incurred for the Debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the Warrants issued to the Debenture holders). During the six months ended June 30, 2006 and 2005, $4,535 and $5,442, respectively, was recorded as interest expense from the amortization of the debt issuance costs. During the three months ended June 30, 2006 and 2005, $1,814 and $2,712, respectively, was recorded as interest expense from the amortization of the debt issuance costs.
     Interest expense of $82,415 and $100,641 was recorded for the six months ended June 30, 2006 and 2005, respectively, consisting of stated interest and discount amortization on the Debenture. Interest expense of $32,177 and $50,403 was recorded for the three months ended June 30, 2006 and 2005, respectively, consisting of stated interest and discount amortization on the Debenture.
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
     Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. Hollywood Media established October 1 of each year as its annual impairment test date. As of June 30, 2006, Hollywood Media was not aware of any events or changes in circumstances that would require it to evaluate goodwill for impairment prior to October 1, 2006.
     On November 23, 2005, Hollywood Media consummated the acquisition of 100% of the outstanding common stock of the U.K. based CinemasOnline, a group of advertising sales and data services companies focused primarily on selling advertising on cinema and live theatre websites in the U.K. and Ireland. CinemasOnline became a subsidiary of CinemaSource UK Limited, a wholly-owned subsidiary of Hollywood Media that was formed for this transaction. The Company received preliminary results of a valuation performed by an independent valuation expert on the assets acquired. The valuation determined the fair market value of certain intangible assets (customer list, service marks, trade secrets and processes) which are being amortized over 3 years. The fair market value at acquisition of these assets was $1,250,000. Amortization expense of $243,056 and $104,167 were recorded for the six and three month ended June 30, 2006, respectively.
     On January 18, 2006, Hollywood Media acquired the assets of eFanGuide, Inc., a provider of celebrity fan sites on the internet including 120 owned URLs and 5 hosted URLs. The aggregate purchase price paid by Hollywood Media for the assets of eFanGuide, Inc. was $216,500, which was paid by the issuance of 50,930 shares of Hollywood Media’s common stock, calculated in accordance with the terms of the asset purchase agreement by using the average closing price of Hollywood Media’s common stock on the ten trading days immediately prior to the date of closing. The URLs were classified as an intangible asset and are being amortized over three years. Amortization expense of $33,076 and $18,042 were recorded in the six and three months ended June 30, 2006, respectively.
     On January 31, 2006, Hollywood Media acquired the assets of Prosperity Plus, Inc., a provider of celebrity fan sites on the internet including 31 owned URLs and 17 hosted URLs. The aggregate purchase price paid by Hollywood Media for the assets of Prosperity Plus, Inc. was $400,000, $100,000 of which was paid in cash and $300,000 of which was paid by the issuance of 69,349 shares of Hollywood Media’s common stock, calculated in accordance with the terms of the asset purchase agreement by using the average closing price of Hollywood Media’s common stock on the ten trading days immediately prior to the date of closing. The URLs were classified as an intangible asset and are being amortized over three years. Amortization expense of $55,556 and $33,333 were recorded in the six and three months ended June 30, 2006, respectively.
     On June 13, 2006, Hollywood Media acquired the stock of Screenline Film- und Medieninformations GmbH (“Screenline”), a German company. The aggregate purchase price paid by Hollywood Media for the stock of Screenline was $600,000, of which $500,000 was paid in cash and $100,000 was paid by the issuance of 23,844 shares of Hollywood Media common stock, the value of which was calculated by agreement with the selling stockholder by using the average closing price of Hollywood Media’s common stock on the ten trading days immediately prior to the signing date of the stock purchase agreement. Hollywood Media allocated $300,000 of the purchase price to certain intangibles including, but not limited to, the database containing international box office data for over 30 countries. The database was classified as an intangible asset and is being amortized over three years.

(8)	COMMON STOCK:
During the Six Months Ended June 30, 2006:
•	23,844 shares of Hollywood Media common stock valued using the average closing price on the ten trading days immediately prior to the signing date of the Screenline stock purchase agreement, or $4.194 per share, were issued on July 26, 2006 in payment of the $100,000 stock component of the purchase price for the acquisition of the shares of Screenline common stock pursuant to the terms of the stock purchase agreement, which in the financial statements is recorded as common stock issuable and included in additional paid-in capital on the accompanying balance sheet at June 30, 2006.

•	3,397 shares of Hollywood Media common stock were issued in payment of $14,794 of interest on the Debentures for the period January 1, 2006 through March 31, 2006. The number of shares issued was calculated using a price of $4.36 per share, which, in accordance with the terms of the Debentures, is the amount equal to 95% of the average of the closing price of Hollywood Media common stock on the five consecutive trading days ending on and including the third business day immediately preceding April 1, 2006.

•	17,668 shares of Hollywood Media common stock valued at the closing price of $4.85 per share on March 31, 2006, the trading date prior to the April 1, 2006 date of grant, were issued in payment of $85,688 of additional compensation to an employee pursuant to a non-executive employment agreement.

•	23,246 shares of Hollywood Media common stock valued at $4.79 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the April 10, 2006 date of grant, were issued in payment of $111,394 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	19,474 shares of Hollywood Media common stock valued at the closing price of $4.40 per share on May 17, 2006, the trading date prior to the May 18, 2006 date of grant, were issued in payment of $85,688 of additional compensation to an employee pursuant to a non-executive employment agreement.

•	2,054 shares of Hollywood Media common stock were issued in payment of $8,548 of interest on the Debentures for the period April 1, 2006 through May 22, 2006, the date that the Debenture was converted. The number of shares issued was calculated using a price of $4.16 per share, which in accordance with the terms of the Debenture is the amount equal to 95% of the average of the closing price of Hollywood Media common stock on the five consecutive trading days ending on and including the third business day immediately preceding May 23, 2006.

•	312,500 shares of Hollywood Media common stock valued at $1,000,000 were issued upon the conversion of $1.0 million principal amount of Debentures into shares of

Hollywood’s Media common stock at a conversion price of $3.20 per share pursuant to the terms of the Debenture. This last remaining Debenture was converted on May 22, 2006.

•	7,500 shares of Hollywood Media common stock valued at $30,525 were issued pursuant to the exercise of an employee stock option with an exercise price of $4.07 per share.

•	2,000 shares of Hollywood Media common stock valued at $8,200 were issued pursuant to the exercise of an employee stock option with an exercise price of $4.10 per share.

•	2,500 shares of Hollywood Media common stock valued at $9,100 were issued pursuant to the exercise of an employee stock option with an exercise price of $3.64 per share.

•	6,250 shares of Hollywood Media common stock valued at $22,188 were issued pursuant to the exercise of an employee stock option with an exercise price of $3.55 per share.

•	3,682 shares of Hollywood Media common stock were issued in payment of $15,123 of interest on the Debentures for the period October 1, 2005 through December 31, 2005. The number of shares issued was calculated using a price of $4.11 per share, which in accordance with the terms of the Debentures is the amount equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding January 1, 2006.

•	50,930 shares of Hollywood Media common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, were issued in payment of purchase price for $216,500 acquisition of eFanGuide, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.

•	16,114 shares of Hollywood Media common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, were issued in payment of $68,500 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	69,349 shares of Hollywood Media common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.33 per share, were issued in payment of the $300,000 stock component of the purchase price for the acquisition of Prosperity Plus, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.

•	44,028 shares of Hollywood Media common stock valued as of the December 31, 2005 closing share price of $4.31, or $189,760, were issued for payment of Hollywood Media’s 401(k) employer match for the calendar year 2005.
During the Six Months Ended June 30, 2005:
•	20,000 shares of Hollywood Media common stock, valued at $92,200, were issued for services rendered by a consulting firm, of which $19,450 relates to services provided in the three months ended June 30, 2005, and the balance to services to be provided during the remainder of 2005.
•	3,107 shares of Hollywood Media common stock were issued in payment of $14,795 of interest on the Debentures for the period January 1, 2005 through March 31, 2005. The number of shares issued was calculated using a price of $4.76 per share, which, in accordance with the terms of the Debentures, is the amount equal to 95% of the average of the closing price of Hollywood Media common stock on the five consecutive trading days ending on and including the third business day immediately preceding April 1, 2005.

•	3,244 shares of Hollywood Media common stock were issued in payment of $15,123 of interest on the Debentures for the period October 1, 2004 through December 31, 2004. The number of shares issued was calculated using a price of $4.91 per share, which, in accordance with the terms of the Debentures, is the amount equal to 95% of the average of the closing price of Hollywood Media common stock on the five consecutive trading days ending on and including the third business day immediately preceding January 3, 2005.

•	39,951 shares of Hollywood Media common stock, valued at $193,761, were issued as payment of Hollywood Media’s 401(k) employee match for calendar year 2004.

•	2,237 shares of Hollywood Media common stock valued at $10,000 were issued for consulting services, of which $4,130 relates to services provided in the three months ended June 30, 2005, and the balance for services to be provided through the three months ending September 30, 2005.

•	219,803 shares of Hollywood Media common stock valued at $323,267, were issued pursuant to a cashless exercise of a warrant with an exercise price of $1.70 per share. The warrant was issued pursuant to an agreement which terminated in April of 2003. The warrants were valued using the Black-Scholes valuation model and were expensed in 2002 and 2003.

•	200,000 shares of Hollywood Media common stock valued, using a Black-Scholes model, at $144,000 were issued to an independent third party, pursuant to a consulting agreement for services to be rendered in connection with a proposed acquisition. This agreement was recorded as prepaid acquisition costs.
(9)	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES:
     Investments in and advances to unconsolidated investees consist of the following:

	June 30,	December 31,
	2006	2005
NetCo Partners (a)	$278,119	$551,882
MovieTickets.com (b)	(4,975)	(4,975)

	$273,144	$546,907

     (a) Netco Partners
     Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy’s Net Force. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners’ income or loss as Equity in Earnings of Investees. The revenues, gross profit and net income of NetCo Partners for the three months and six months ended June 30, 2006 and 2005 are presented below:

	Six Months Ended June 30,		Three Months Ended June 30,
	(unaudited)		(unaudited)
	2006	2005	2006	2005
Revenues	$501	$1,420,505	$133	$1,420,505
Gross Profit	388	1,217,056	102	1,216,043
Net Income (loss)	(3,536)	1,058,840	(6,946)	1,068,904

Hollywood Media’s share share of net income (loss)	$(1,768)	$529,420	$(3,473)	$534,452
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
     As of June 30, 2006 and December 31, 2005, NetCo Partners had $217,766 and $850,224 of accounts receivable, net of allowance, respectively. These accounts receivable balances are not included in Hollywood Media’s consolidated balance sheets.
     Through June 30, 2006, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $11.6 million, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.

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
     Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. joint venture at June 30, 2006 and shares in 26.2% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.2% of MovieTickets.com income or loss as Equity in Earnings of Unconsolidated Investees. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded no income or losses on its investment in MovieTickets.com for fiscal 2006 and 2005.
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
     Hollywood Media’s reportable segments are Broadway Ticketing, Data Business, Internet Ad Sales, Intellectual Properties, Cable TV and Other. The Broadway ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London’s West End, and hotel and restaurant packages, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and consumers. The Data business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), ExhibitorAds (which creates exhibitor paid directory ads for insertion in newspapers around the country, handles exhibitors e-mail newsletters and provides other exhibitor marketing services) and Baseline/StudioSystems (generates licensing fees for informational database with customers including movie studios, movie and TV production companies and professionals in the feature film and television industry and web portals). The Internet Ad Sales segment sells advertising on Hollywood.com and Broadway.com, and through CinemasOnline, sells advertising on cinema and live theatre websites in the U.K. and Ireland. This segment also includes ad sales on print media and plasma televisions. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. Cable TV comprises Hollywood.com Television which offer interactive entertainment and information with on-demand video content to subscribers in certain cable TV systems of the distributing cable operators including Cablevision

Systems, Cox Communications, Comcast, Insight Communications, Charter, Bresnan and Mediacom. The Other segment is comprised of corporate-wide expenses such as audit fees, proxy costs, insurance, accounting, centralized information technology, certain legal fees, and includes consulting fees and other costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media and its Independent Registered Public Accounting Firm to make an assessment of and report on internal control over financial reporting.
     Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.
     The following table provides certain financial information regarding Hollywood Media’s reportable segments.

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net Revenues:
Broadway Ticketing	$45,436,255	$38,358,077	$26,990,600	$21,653,040
Data Business	5,970,156	5,120,533	3,032,155	2,692,202
Internet Ad Sales	5,036,895	1,850,797	2,756,022	1,062,221
Intellectual Properties	489,168	843,981	203,359	514,920
Cable TV	34,000	—	29,000	—
Other	—	—	—	—

	$56,966,474	$46,173,388	$33,011,136	$25,922,383

Operating Income (Loss):
Broadway Ticketing	$1,731,835	$1,353,425	$895,976	$1,015,321
Data Business	1,559,173	984,834	668,620	504,482
Internet Ad Sales	(464,514)	(1,120,692)	(29,275)	(500,055)
Intellectual Properties	(3,749)	300,986	(28,237)	237,761
Cable TV	(315,959)	(379,084)	(161,897)	(197,471)
Other	(5,402,467)	(6,473,679)	(2,398,132)	(3,446,525)

	$(2,895,681)	$(5,334,210)	$(1,052,945)	$(2,386,487)

Capital Expenditures
Broadway Ticketing	$227,967	$59,225	$41,357	$24,784
Data Business	193,230	139,450	114,537	91,912
Internet Ad Sales	143,547	33,364	85,159	8,632
Intellectual Properties	—	—	—	—
Cable TV	—	—	—	—
Other	144,144	328,448	55,230	128,824

	$708,888	$560,487	$296,283	$254,152

Depreciation and Amortization Expense:
Broadway Ticketing	$136,212	$143,388	$67,346	$75,970
Data Business	521,687	609,675	257,840	424,692
Internet Ad Sales	544,414	294,727	261,581	117,702
Intellectual Properties	—	1,170	—	585
Cable TV	6,841	108,997	3,432	53,456
Other	236,775	169,492	121,824	84,937

	$1,445,929	$1,327,449	$712,023	$757,342

	June 30,	December 31,
	2006	2005
	(unaudited)
Segment Assets:
Broadway Ticketing	$26,374,355	$23,765,601
Data Business	23,060,208	22,795,552
Internet Ad Sales	30,814,108	30,117,191
Intellectual Properties	725,681	738,430
Cable TV	39,808	58,553
Other	3,501,623	5,827,623

	$84,515,783	$83,302,950

(11)	CERTAIN COMMITMENTS AND CONTINGENCIES:
     Self Insured Group Medical –
     Hollywood Media has recorded a current liability of $114,092 and $143,328 related to accruals for self-insurance at June 30, 2006 and December 31, 2005, respectively in connection with the Company’s decision, effective June 1, 2004 to self insure its exposures under the Company’s group medical plan. The liability was recorded for the maximum amount of potential liability under the stop loss coverage due to the lack of historical claims experience data available.
     Litigation –
     In November 2002 there was an arbitration action commenced by a third party against Hollywood Media regarding a contract dispute involving claims against Tribune Company and the hollywood.com, Inc. subsidiary of Hollywood Media, which dispute was settled in October 2003. Under the settlement, Hollywood Media made a $200,000 payment in October 2003, and agreed to purchase certain advertising to advertise Hollywood Media’s exhibition-related businesses in a trade publication at a cost of $14,167 per month, at prevailing rates, over a six-month period which commenced in December 2003. As of June 30, 2006 and December 31, 2005, all payments were made and there was $21,650 and $34,075, respectively, of prepaid advertising remaining under this agreement.
     In a separate matter, a lawsuit pertaining to an advertising insertion order was filed against Hollywood Media in May 2003, seeking damages of $161,000 plus interest and costs. Hollywood Media and the plaintiff in this matter entered into an agreement in January 2005 to settle this litigation whereby Hollywood Media agreed to purchase $119,000 in advertising on various web properties over the period of January 18, 2005 through September 17, 2005, payable over 8 months. As of June 30, 2006 and December 31, 2005 there was no prepaid advertising available under this agreement.
     In a separate matter, a lawsuit pertaining to an advertising sales and serving agreement was filed against Hollywood Media in August 2005 seeking damages of $224,000 plus interest and costs. Hollywood Media and the plaintiff entered into a settlement agreement in February 2006 pursuant to which Hollywood Media paid the plaintiff $54,061 in cash in full settlement of this matter. As of December 31, 2005, $50,000 was accrued in the accompanying consolidated balance sheets. The amount due in connection with this settlement was paid in full during the first quarter of 2006.
     Hollywood Media is from time to time a party to various legal proceedings including matters arising in the ordinary course of business.

(12)	SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the Six Months Ended June 30, 2006:
•	23,844 shares of Hollywood Media common stock valued using the average closing price on the ten trading days immediately prior to the signing date of the Screenline stock purchase agreement, or $4.194 per share, were issued on July 26, 2006 in payment of the $100,000 stock component of the purchase price for the acquisition of the shares of Screenline common stock pursuant to the terms of the stock purchase agreement, which in the financial statements is recorded as common stock issuable and included in additional paid-in capital on the accompanying balance sheet at June 30, 2006.

•	3,397 shares of Hollywood Media common stock were issued in payment of $14,794 of interest on the Debentures for the period January 1, 2006 through March 31, 2006. The number of shares issued was calculated using a price of $4.36 per share, which, in accordance with the terms of the Debentures, is the amount equal to 95% of the average of the closing price of Hollywood Media common stock on the five consecutive trading days ending on and including the third business day immediately preceding April 1, 2006.

•	17,668 shares of Hollywood Media common stock valued at the closing price of $4.85 per share on March 31, 2006, the trading date prior to the April 1, 2006 date of grant, were issued in payment of $85,688 of additional compensation to an employee pursuant to a non-executive employment agreement.

•	23,246 shares of Hollywood Media common stock valued at $4.79 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the April 10, 2006 date of grant, were issued in payment of $111,394 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	19,474 shares of Hollywood Media common stock valued at the closing price of $4.40 per share on May 17, 2006, the trading date prior to the May 18, 2006 date of grant, were issued in payment of $85,688 of additional compensation to an employee pursuant to a non-executive employment agreement.

•	2,054 shares of Hollywood Media common stock were issued in payment of $8,548 of interest on the Debentures for the period April 1, 2006 through May 22, 2006, the date that the Debenture was converted. The number of shares issued was calculated using a price of $4.16 per share, which, in accordance with the terms of the Debenture, is the amount equal to 95% of the average of the closing price of Hollywood Media common stock on the five consecutive trading days ending on and including the third business day immediately preceding May 23, 2006.

•	312,500 shares of Hollywood Media common stock valued at $1,000,000 were issued upon the conversion of $1.0 million principal amount of Debentures into shares of Hollywood’s Media common stock at a conversion price of $3.20 per share pursuant to the terms of the Debenture. This last remaining Debenture was converted on May 22, 2006.

•	7,500 shares of Hollywood Media common stock valued at $30,525 were issued pursuant to the exercise of an employee stock option with an exercise price of $4.07 per share.

•	2,000 shares of Hollywood Media common stock valued at $8,200 were issued pursuant to the exercise of an employee stock option with an exercise price of $4.10 per share.

•	2,500 shares of Hollywood Media common stock valued at $9,100 were issued pursuant to the exercise of an employee stock option with an exercise price of $3.64 per share.

•	6,250 shares of Hollywood Media common stock valued at $22,188 were issued pursuant to the exercise of an employee stock option with an exercise price of $3.55 per share.

•	3,682 shares of Hollywood Media common stock were issued in payment of $15,123 of interest on the Debentures for the period October 1, 2005 through December 31, 2005. The number of shares issued was calculated using a price of $4.11 per share, which in accordance with the terms of the Debentures is the amount equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding January 1, 2006.

•	50,930 shares of Hollywood Media common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, were issued in payment of purchase price for $216,500 acquisition of eFanGuide, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.

•	16,114 shares of Hollywood Media common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, were issued in payment of $68,500 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	69,349 shares of Hollywood Media common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.33 per share, were issued in payment of the $300,000 stock component of the purchase price for the acquisition of Prosperity Plus, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.

•	44,028 shares of Hollywood Media common stock valued as of the December 31, 2005 closing share price of $4.31, or $189,760, were issued for payment of Hollywood Media’s 401(k) employer match for the calendar year 2005.
During the Six Months Ended June 30, 2005:
•	20,000 shares of Hollywood Media common stock, valued at $92,200, were issued for services rendered by a consulting firm, of which $19,450 relates to services provided in the three months ended June 30, 2005, and the balance to services to be provided during the remainder of 2005.

•	3,107 shares of Hollywood Media common stock were issued in payment of $14,795 of interest on the Debentures for the period January 1, 2005 through March 31, 2005. The number of shares issued was calculated using a price of $4.76 per share, which, in accordance with the terms of the Debentures, is the amount equal to 95% of the average of the closing price of Hollywood Media common stock on the five consecutive trading days ending on and including the third business day immediately preceding April 1, 2005.

•	3,244 shares of Hollywood Media common stock were issued in payment of $15,123 of interest on the Debentures for the period October 1, 2004 through December 31, 2004. The number of shares issued was calculated using a price of $4.91 per share, which, in accordance with the terms of the Debentures, is the amount equal to 95% of the average of the closing price of Hollywood Media common stock on the five consecutive trading days ending on and including the third business day immediately preceding January 3, 2005.

•	39,951 shares of Hollywood Media common stock, valued at $193,761, were issued as payment of Hollywood Media’s 401(k) employee match for calendar year 2004.

•	2,237 shares of Hollywood Media common stock valued at $10,000 were issued for consulting services, of which $4,130 relates to services provided in the three months ended June 30, 2005, and the balance for services to be provided through the three months ending September 30, 2005.

•	219,803 shares of Hollywood Media common stock valued at $323,267, were issued pursuant to a cashless exercise of a warrant with an exercise price of $1.70 per share. The warrant was issued pursuant to an agreement which terminated in April of 2003. The warrants were valued using the Black-Scholes valuation model and were expensed in 2002 and 2003.

•	200,000 shares of Hollywood Media common stock valued, using a Black-Scholes model, at $144,000 were issued to an independent third party, pursuant to a consulting agreement for services to be rendered in connection with a proposed acquisition. This agreement was recorded as prepaid acquisition costs.
(13)	RECLASSIFICATION:
     Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Data Division.
     Hollywood Media’s Data Business is a provider of integrated database information and complementary data services to the entertainment, Internet and media industries. The Data Business consists of two business units: The Source Business and Baseline/StudioSystems (“Baseline”). The Source Business is comprised of three related lines of business: CinemaSource, EventSource and ExhibitorAds. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for more than 43,000 movie screens in the United States, Canada and the United Kingdom. EventSource compiles and syndicates detailed information on community events in numerous cities in the United States and United Kingdom, including concerts and other live performances, sporting events, festivals, fairs and shows. ExhibitorAds provides movie exhibitors with directory newspaper advertising services and other exhibitor marketing services, including preparing email newsletters and developing exhibitor websites utilizing theater showtimes data from CinemaSource. Baseline is a database and research service offering specialized information and online applications to its subscribing users and licensees, which subscribers and licensees include movie and TV studios and production companies, distributors, producers, screenwriters, news organizations and websites. Baseline’s film and television database contains motion picture and TV information dating back nearly 100 years, including comprehensive data about film and television productions and entertainment industry professionals. Screenline Film- und Medieninformations GmbH (“Screenline”), a German company acquired by Hollywood Media in June 2006 and integrated with Baseline, aggregates weekly box office data for more than 30 international territories and countries, as well as film synopses, cast and crew lists, release dates and budget information in English, German and Spanish. Screenline licenses its data in emailed report format to subscribers that are currently primarily German film exhibitors.
     Broadway Ticketing Division.
     Hollywood Media’s Broadway Ticketing Division is comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct International and U.K.-based Theatre.com (collectively called “Broadway Ticketing”). Broadway tickets are sold online through our Broadway.com website and by telephone through our 1-800-BROADWAY number. Broadway Ticketing is also a live theater ticketing seller that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway and in London’s West End theatre district. We launched our London-based Theatre.com in December 2005 with editorial coverage of London’s West End theatre and began selling ticketing to major London venues in February of 2006, based upon a similar model to selling tickets on Broadway.com. Broadway.com and Theatre.com features include shows’ opening night video and photo coverage, show reviews, celebrity interviews and theater columns, as well as show information pages, including casting, synopses and venue information.
     Internet Ad Sales Division.
     Hollywood Media’s Internet Ad Sales Division includes Hollywood.com, a premier online entertainment destination, Broadway.com and CinemasOnline. Hollywood.com generates revenue by selling advertising on its website, and commissions received for advertising sold by the Hollywood.com ad sales team on MovieTickets.com. Hollywood.com features in-depth movie information, including movie previews, descriptions and reviews, movie showtimes listings, entertainment news, celebrity photo galleries and an extensive multimedia library. Hollywood.com’s features also include audio podcasts, blogging and fan sites. In addition to its Broadway ticket sales function, Broadway.com sells advertising and provides show previews and showtimes, show synopses, box office results, cast and crew credits and biographies, and an in-depth Tony Awards® area. CinemasOnline, based in the U.K., sells internet advertising on cinema and live theatre websites in the U.K. and provides other marketing services.
     Cable TV Division.
     Hollywood Media’s Cable TV Division includes Hollywood.com Television (“HTV”) and Broadway.com Television (“BTV”), which are Free-VOD (FVOD) channels that offer interactive entertainment information with on-demand video content to subscribers of certain cable TV systems. HTV is carried on certain cable TV systems including Cablevision Systems, Cox Communications, Comcast, Insight Communications, Mediacom, Charter and Bresnan. BTV is distributed by Cablevision on its New York area systems.
     Intellectual Properties Business.
     Our Intellectual Properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, frequently with best-selling authors. Tekno Books has worked with over 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow. Hollywood Media is also a 50% partner in NetCo Partners, a partnership that owns Tom Clancy’s NetForce. Hollywood Media also owns directly additional intellectual property created for it by various best-spelling authors such as Mickey Spillane, Anne McCaffrey and others.
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
Results of Operations
     The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) by reportable segment for the six months ended June 30, 2006 (“Y2-06”) and 2005 (“Y2-05”) and the three months ended June 30, 2006 (“Q2-06”) and 2005 (“Q2-05”) respectively:

			Internet
	Broadway	Data	Ad Sales	Intellectual	Cable
	Ticketing	Business	(a)	Properties (b)	TV	Other	Total
Y2-06
Net Revenues	$45,436,255	$5,970,156	$5,036,895	$489,168	$34,000	$—	$56,966,474
Operating Expenses	43,704,420	4,410,983	5,501,409	492,917	349,959	5,402,467	59,862,155

Operating Income (loss)	$1,731,835	$1,559,173	$(464,514)	$(3,749)	$(315,959)	$(5,402,467)	$(2,895,681)

% of Net Revenues	80%	10%	9%	1%	0%	—	100%

Y2-05 (restated)
Net Revenues	$38,358,077	$5,120,533	$1,850,797	$843,981	$—	$—	$46,173,388
Operating Expenses	37,004,652	4,135,699	2,971,489	542,995	379,084	6,473,679	51,507,598

Operating Income (loss)	$1,353,425	$984,834	$(1,120,692)	$300,986	$(379,084)	$(6,473,679)	$(5,334,210)

% of Net Revenues	83%	11%	4%	2%	—	—	100%

			Internet
	Broadway	Data	Ad Sales	Intellectual	Cable
	Ticketing	Business	(a)	Properties (b)	TV	Other	Total
Q2-06
Net Revenues	$26,990,600	$3,032,155	$2,756,022	$203,359	$29,000	$—	$33,011,136
Operating Expenses	26,094,624	2,363,535	2,785,297	231,596	190,897	2,398,132	34,064,081

Operating Income (loss)	$895,976	$668,620	$(29,275)	$(28,237)	$(161,897)	$(2,398,132)	$(1,052,945)

% of Net Revenues	82%	9%	8%	1%	0%	—	100%

Q2-05 (restated)
Net Revenues	$21,653,040	$2,692,202	$1,062,221	$514,920	$—	$—	$25,922,383
Operating Expenses	20,637,719	2,187,720	1,562,276	277,159	197,471	3,446,525	28,308,870

Operating Income (loss)	$1,015,321	$504,482	$(500,055)	$237,761	$(197,471)	$(3,446,525)	$(2,386,487)

% of Net Revenues	84%	10%	4%	2%	—	—	100%

a.	Includes operating results for CinemasOnline, for the period since it was acquired in November 2005.

b.	Does not include Hollywood Media’s 50% interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media’s share of the income (loss) is reported as equity in earnings of investees.
Composition of our segments is as follows:
•	Broadway Ticketing — sells tickets via Broadway.com, 1-800-BROADWAY and TDI to live theater events for Broadway, Off-Broadway and London theatre, and hotel and restaurant packages, to consumers, domestic and international travel professionals including travel agencies and tour operators, and educational institutions.

•	Data Business — licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of live events for over 10,000 venues and approximately 110,000 events per month including concerts, sporting events, festivals, fairs and shows, touring companies, company playhouses and dinner theaters to media, wireless and Internet companies), ExhibitorAds (which creates exhibitor-paid directory ads for insertion in newspapers in the U.S. and provides other exhibitor marketing services), Baseline/StudioSystems (generates license fees through paid subscription database, with customers including movie studios, movie and TV production companies and professionals in the feature film and television industry, and web portals) and Screenline (aggregates and licenses box office and film data for more than 30 international territories in English, German and Spanish).

•	Internet Ad Sales — sells advertising on Hollywood.com, Broadway.com and MovieTickets.com and this segment includes CinemasOnline which sells advertising on cinema and live theatre websites in the U.K. Hollywood.com receives commissions on the ads it sells on Movietickets.com.

•	Intellectual Properties — owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes a 51% interest in Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners.

•	Cable TV — comprised of Hollywood.com Television and Broadway.com Television, Free-VOD channels that offer interactive entertainment information with on-demand video content to subscribers in certain cable TV systems.

•	Other — is comprised of corporate-wide expenses such as audit fees, proxy costs, insurance, accounting, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls.
NET REVENUES
     Total net revenues were $56,966,474 for Y2-06 as compared to $46,173,388 for Y2-05, an increase of $10,793,086 or 23%, and $33,011,136 for Q2-06 as compared to $25,922,383 for Q2-05, an increase of $7,088,753 or 27%. The increase in revenue from Y2-05 to Y2-06 was primarily due to a 172% revenue increase in Internet Ad Sales, an 18% revenue increase in Broadway Ticketing and a 17% revenue increase in Data Business, which was partially offset by a 42% revenue decrease in Intellectual Properties. The increase in revenue from Q2-05 to Q2-06 was primarily due to a 159% revenue increase in Internet Ad Sales, a 25% increase in Broadway Ticketing, and a 13% revenue increase in Data Business, which was partially offset by a 61% revenue decrease in Intellectual Properties. The increase in Internet Ad Sales is primarily due to the November 2005 acquisition of CinemasOnline which contributed $2,384,103 and $1,202,555 in Y2-06 and Q2-06, respectively, and an overall increase in ad sales on Hollywood.com and Broadway.com. In Y2-06 net revenues were derived 80% from Broadway Ticketing, 10% from Data Business, 9% from Internet Ad Sales, and 1% from Intellectual Properties. In Q2-06 net revenues were derived 82% from Broadway Ticketing, 9% from Data Business, 8% from Internet Ad Sales and 1% from Intellectual Properties. In Y2-05 net revenues were derived 83% from Broadway Ticketing, 11% from Data Business, 4% from Internet Ad Sales, and 2% from Intellectual Properties. In Q2-05 net revenues were derived 84% from Broadway Ticketing, 10% from Data Business, 4% from Internet Ad Sales and 2% from Intellectual Properties.
     Broadway Ticketing net revenues were $45,436,255 and $38,358,077 for Y2-06 and Y2-05, respectively, an increase of $7,078,178 or 18%, and $26,990,600 and $21,653,040 for Q2-06 and Q2-05, respectively, an increase of $5,337,560 or 25%. The increase in Broadway Ticketing net revenues in Y2-06 and Q2-06 over Y2-05 and Q2-05, respectively, is attributable to Broadway.com and 1-800-BROADWAY revenues which increased to $30,291,734 and $16,443,631 in Y2-06 and Q2-06, respectively, compared to $25,367,564 and $13,522,475 in Y2-05 and Q2-05, respectively, representing increases of $4,924,170 or 19% in Y2-06 and

$2,921,156 or 22% in Q2-06. This increase in revenue is partially attributable to a combination of price and order increases and to changes in our marketing and advertising strategies as well as growth in tourism in New York City. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London’s West End both online via Broadway.com and Theatre.com and offline via 1-800-BROADWAY. Ticketing revenue is recognized on the date of performance of the show. Ticketing revenue received for performances yet to take place is recorded as deferred revenue in our condensed consolidated balance sheet.
     Data Business net revenues (which includes our Source business [CinemaSource, EventSource, ExhibitorAds], and Baseline/StudioSystems) were $5,970,156 for Y2-06 as compared to $5,120,533 for Y2-05, an increase of $849,623 or 17%, and $3,032,155 for Q2-06 as compared to $2,692,202 for Q2-05, an increase of $339,953 or 13%. Those increases in Data Business revenue in Y2-06 and Q2-06 over Y2-05 and Q2-05, respectively, are attributable to additional licensing agreements entered into in our Data Business and an aggregate increase in license fees payable to us from our existing customers. Barter transactions included in the Data Business revenues were $5,192 in Y2-06 and $2,490 in Q2-06 as compared to $3,049 for both Y2-05 and Q2-05. Revenue for CinemaSource and EventSource is generated by the licensing of movie and event showtimes and other information to media outlets, internet companies, wireless companies and telephone companies including newspapers such as The New York Times, and Internet companies including AOL’s Moviefone and City Guide, MSN, Yahoo! and Google. Revenue for ExhibitorAds is generated by creating exhibitor paid directory ads for insertion in newspapers and the handling of email newsletters for exhibitors. Baseline/StudioSystems is a film and television database, licensing its data to businesses and professionals in the entertainment industry as well as websites, and generates revenue from the syndication of its data as well as subscription revenue.
     Internet Ad Sales net revenue was $5,036,895 for Y2-06 as compared to $1,850,797 for Y2-05, an increase of $3,186,098 or 172%, and $2,756,022 and $1,062,221 for Q2-06 and Q2-05 respectively, an increase of $1,693,801 or 159%. The increase in ad sales in Y2-06 and Q2-06 is primarily attributable to the acquisition of CinemasOnline in November 2005 and continued growth of ad sales on Hollywood.com and Broadway.com as well as increased commission revenue due to higher ad sales on MovieTickets.com. CinemasOnline revenue in Y2-06 and Q2-06 was $2,384,103 and $1,202,555, respectively. Internet Ad Sales revenue is generated from the sale of sponsorships and advertisements on Hollywood.com and Broadway.com, as well as advertisements generated by CinemasOnline. Hollywood Media also earns commissions on ad sales which Hollywood.com sells for placement on MovieTickets.com.
     Net revenues from our Intellectual Properties division were $489,168 for Y2-06 as compared to $843,981 for Y2-05, a decrease of $354,813 or 42%, and $203,359 for Q2-06 as compared to $514,920 for Q2-05, a decrease of $311,561 or 61%. The decrease in revenues was attributable to the timing of the delivery of manuscripts as fewer manuscripts were delivered in Y2-06 and Q2-06 as compared to Y2-05 and Q2-05 and to sluggishness in the publishing industry. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter-to-quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income (loss) is included in

“equity in earnings (losses) of investees” on our Condensed Consolidated Statement of Operations in this Form 10-Q report.
EQUITY IN EARNINGS (LOSSES) OF INVESTEES
     Equity in earnings (losses) of investees consisted of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
NetCo Partners (a)	$(1,768)	$529,420	$(3,473)	$534,452
MovieTickets.com (b)	—	—	—	—

	$(1,768)	$529,420	$(3,473)	$534,452

     (a) NetCo Partners
     NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of earnings was a net loss of $1,768 for Y2-06 compared to earnings of $529,420 for Y2-05, a decrease of $531,188. Hollywood Media’s 50% share of earnings was a net loss of $3,473 recorded for Q2-06 as compared to earnings of $534,452 for Q2-05, for a decrease of $537,925 or 101%. Revenues vary quarter-to-quarter dependent on timing of deliveries of manuscripts to the publisher.
     (b) MovieTickets.com
     Hollywood Media owned 26.2% of the total equity in MovieTickets.com, Inc. joint venture at June 30, 2006. Hollywood Media records its investment in MovieTickets.com, Inc. under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investees. Hollywood Media shared in 26.2% of the losses or income generated by the joint venture during Q2-06. We have not recorded any of our share of the joint venture’s results of operations in Q2-06 and Q2-05 or in Y2-06 and Y2-05 related to our investment in MovieTickets.com because the investment has been reduced to zero. Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not guaranteed to fund future losses, if any, generated by MovieTickets.com. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising.
OPERATING EXPENSES
     Cost of revenue — ticketing. Cost of revenue — ticketing was $37,924,753 for Y2-06 compared to $33,018,470 for Y2-05 for an increase of $4,906,283 or 15%. Cost of revenue-ticketing for Q2-06 was $23,177,800 compared to $18,755,190 for Q2-05 for an increase of $4,422,610 or 24%. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals. As a percentage of ticketing revenue, cost of revenue — ticketing was 83% and 86% for Y2-06 and Y2-05, respectively, and 86% and 87% for Q2-06 and Q2-05, respectively. The decrease in cost of revenue as a percentage of ticketing revenue in Y2-06 and Q2-06 compared to Y2-05 and Q2-05 was due in part to a greater proportion of higher margin consumer ticket sales and an increase in sellables (e.g., insurance, restaurant vouchers).
     Editorial, production, development and technology. Editorial, production, development and technology costs primarily consists of payroll and related expenses for the editorial and production staff responsible for creating content on Hollywood Media’s websites for our Internet Ad Sales and Data Business segments. These expenses include Internet access and computer related expenses for the support and delivery of our information services, and fees and royalties paid to authors and co-editors for the intellectual properties segment. Editorial, production, development and technology costs for Y2-06 were $3,947,197 compared to $2,709,519 for Y2-05, an increase of $1,237,678 or 46%. Q2-06 costs were $1,976,020 compared to $1,364,564 for Q2-05, an increase of $611,456 or 45%. As a percentage of revenues from our Ad Sales, Data Business, Cable TV and Intellectual Properties segments, these costs were 34% for Y2-06 and 35% for Y2-05, and 33% for Q2-06 and 32% for Q2-05 remaining relatively consistent as a percentage of revenues due to the lower incremental costs associated with the increased revenue in the Data Business segment along with the increase in gross margin for the Internet Ad Sales segment offset by increasing costs to the Cable TV segment.
     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist of occupancy costs, production costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising representative firms and other parties). SG&A expenses for Y2-06 were $7,753,206 compared to $6,163,305 for Y2-05 for an increase of $1,589,901, or 26%. The SG&A expenses for Q2-06 were $3,544,757 compared to $2,902,539 for Q2-05, an increase of $642,218, or 22%. As a percentage of net revenues, SG&A expenses were 14% and 13% for Y2-06 and Y2-05, respectively, and 11% for each of Q2-06 and Q2-05. The increase in Y2-06 as compared to Y2-05 was due in large part to an increase of $651,000 in advertising expense in the Broadway Ticketing segment, an increase in expenses primarily related to outsourcing of information technology to India and accounting process improvements of $863,000, an increase in travel expense of $72,000 and an increase of $131,000 in bad debt expense, excluding CinemasOnline, offset by reductions in legal fees of $173,000 and Sarbanes-Oxley consulting fees of $515,000. In addition, the acquisition of CinemasOnline in November 2005 increased SG&A expense by $531,000. The increase in Q2-06 as compared to Q2-05 was due in large part to an increase of $360,000 in advertising expense in the Broadway Ticketing segment, an increase in expenses related to outsourcing of information technology to India and accounting process improvements of $466,000, offset by reductions in legal fees of $232,000, and Sarbanes-Oxley consulting fees of $370,000. In addition, the acquisition of CinemasOnline in November 2005 increased SG&A expense by $287,000 in Q2-06. Barter expense included in SG&A expense was $8,102 and $4,110 for Y2-06 and Q2-06, respectively, as compared to $442 for each of Y2-05 and Q2-05.
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
     Payroll and benefits expenses for Y2-06 were $8,791,070 compared to $8,288,855 for Y2-05 for an increase of $502,215 or 6%. Payroll and benefits expenses for Q2-06 were $4,653,481 compared to $4,529,235 for Q2-05 for an increase of $127,246 or 3%. As a percentage of net revenues, payroll and benefits expenses were approximately 15% and 18% for Y2-06 and Y2-05, respectively, and 14% and 17% for Q2-06 and Q2-05, respectively.
     The increase in costs from Y2-06 as compared to Y2-05 relating to payroll and benefits was due primarily to the payroll and benefits of $410,135 associated with CinemasOnline UK, an acquisition made in the 4th quarter of 2005.
     The increase in costs from Q2-06 as compared to Q2-05 relating to payroll and benefits was due primarily to the payroll and benefits of $202,981 associated with CinemasOnline UK, an acquisition made in the 4th quarter of 2005, offset by decreases in information systems personnel due to outsourcing.
     See the discussion of cost-savings measures described above under “Selling, general and administrative” which includes descriptions of initiatives that we expect to help control some of the costs included in Payroll and Benefits, including outsourcing and other system efficiencies.
     Depreciation and Amortization.
     Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, equipment under capital leases and amortization of goodwill and intangibles. Depreciation and amortization expense was $1,445,929 for Y2-06 as compared to $1,327,449 for Y2-05 for an increase of $118,480 or 9%. Q2-06 depreciation and amortization expense was $712,023 compared to $757,342 for Q2-05, a decrease of $45,319 or 6%. The net increase in depreciation and amortization expenses from Y2-06 as compared to Y2-05 was primarily attributable to a reduction due to certain intangibles reaching full amortization prior to June 30, 2006 offset by the increase due to amortization of intangibles of CinemasOnline.

     Interest, net.
     Interest, net was $1,184,552 for Y2-06, as compared to $94,460 for Y2-05, and $559,942 for Q2-06 as compared to $49,699 for Q2-05. The increase in interest expense of $1,090,092, or 1,154%, in Y2-06 over Y2-05 and $510,243, or 1,027%, for Q2-06 over Q2-05 was primarily attributable to issuance of $7,000,000 in senior unsecured notes on November 23, 2005, resulting in higher interest expense in 2006.
     Other, net.
     Other, net was $311,327 for Y2-06 as compared to $43,295 for Y2-05 and $559,748 for Q2-06 as compared to $16,963 for Q2-05. The decrease of $268,032, or 619% and $542,785, or 3,200%, in Other, net in Y2-06 as compared to Y2-05 and Q2-06 as compared to Q1-05 was primarily attributable to the change in the fair value marked-to-market through earnings for the derivative liability associated with the senior unsecured notes issued in November 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Hollywood Media’s cash and cash equivalents were $2,923,646 at June 30, 2006 as compared to $7,058,017 at December 31, 2005, a decrease of $4,134,371 which was attributable in large part to an approximate $2,849,167 increase in Broadway ticketing inventory held for sale. Our net working capital deficit (defined as current assets less current liabilities) was $10,713,405 at June 30, 2006 as compared to $3,929,668 at December 31, 2005. The net working capital deficit increase of $6,783,737 was due primarily to the $5,741,596 reclassification of the senior unsecured notes to current assets in Q2-06. The senior unsecured notes are payable at Hollywood Media’s discretion with shares of Hollywood Media common stock, subject to certain conditions.
     Net cash used in operating activities was $2,712,168 and $4,830,514 during Y2-06 and Y2-05, respectively, which cash usage for Y2-06 included, among other things, approximately $2,849,167 to purchase Broadway ticketing inventory held for sale during 2006. Net cash used in investing activities was $1,465,637 and $560,487 for Y2-06 and Y2-05, respectively, which cash usage for Y2-06 included, among other things $708,888 in expenditures for computer equipment and other capital assets, $153,517 for acquisition of certain intangible assets for the Internet Ad Sales division and $526,294 for the acquisition of Screenline. Net cash provided by financing activities was $43,434 and $2,243,220 during Y2-06 and Y2-05, respectively, which cash proceeds for Y2-06 included among other things, $88,784 in proceeds from option and warrant exercises net of issuance costs partially offset by $45,350 in capital lease payments.
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
Conversion of the Convertible Debenture due May 22, 2006
     On May 22, 2006, the remaining $1,000,000 principal amount of the 6% Senior Convertible Debentures due May 22, 2006 (the “Debentures”) was converted into shares of Hollywood Media’s common stock at a conversion price of $3.20 per share. As a result of such conversion, at June 30, 2006, Hollywood Media had a $0 principal amount of the Debentures outstanding.
Outlook
     The growth of our businesses, including our data syndication, ticketing and Internet ad sales operations has required substantial financing and may require additional financing to fund our growth plans and for working capital. Based on our plans and assumptions for operations and investment and financing activities during 2006, we estimate that our cash and cash equivalents on hand, anticipated cash flow from operations, and potential amounts available if we undertake sales of assets or further equity or debt financing, will be sufficient to meet our working capital and investment requirements through the end of the twelve-month period ending June 30, 2007. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to offset operating expenses. To the extent we do not generate sufficient revenues to offset expenses we will require further financing to fund our ongoing operations.
     In 2005, Hollywood Media invested approximately $3.9 million in cash to consummate its acquisition of U.K. based CinemasOnline for integration with our Source Business and our Internet Ad Sales division.
     We currently anticipate additional capital expenditures in 2006 to be approximately $1.4 million for various systems and equipment upgrades. These anticipated 2006 capital expenditures do not include any estimates for business acquisitions.

     During 2006 we made cash outlays in connection with preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including $0.5 million for consulting expertise, and $0.4 million of audit expenses for the Section 404 review, which related to the 2005 internal control audit. At this time we are unable to accurately estimate the full amount of the costs that Hollywood Media will incur during 2006 in connection with our ongoing Section 404 compliance and internal control development efforts, however, cash outlays after the second quarter are currently anticipated to include, an additional $0.5 million for consulting expertise and $0.3 million for the Section 404 audit expenses. See “Selling, General and Administrative” above regarding our ongoing implementation of cost-saving measures including outsourcing.
Off-Balance Sheet Arrangements
     At June 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”
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
     Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $2,370,982 and $1,891,996 at June 30, 2006 and December

31, 2005, respectively. The increase is primarily attributable to an increase in the allowance of $359,911 in CinemasOnline and $134,457 in the Broadway Ticketing Division. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. The allowance for doubtful accounts increased primarily due to the acquisition of CinemasOnline.
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
     As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date in 2005, 2004 and 2003 and there were no adjustments to the carrying value of long-lived assets other than the asset write downs discussed in Note 8 — Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2005. As of June 30, 2006, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would not result in the impairment of goodwill of any reporting unit.
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
     We have an investment in a subsidiary in the United Kingdom and sell our services into this foreign market. Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for the United Kingdom at June 30, 2006 and December 31, 2005 of U.S. dollar equivalents was $(44,149) and $9,847, respectively.

     Our United Kingdom subsidiary sells services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $120,255 for the quarter ended June 30, 2006.
     As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of $523 on the operating loss for the quarter ended June 30, 2006. However, a larger decline in the British foreign currency could have a larger and possibly material adverse affect.
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
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of June 30, 2006, to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.
     As previously reported in Hollywood Media’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2006, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2005 and included its Report on Internal Control Over Financial Reporting in such Form 10-K. The Report on Internal Control Over Financial Reporting concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business, which are more fully described in such Form 10-K, constituted a material weakness in Hollywood Media’s internal control over financial reporting. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2006, Hollywood Media had not fully remediated this material weakness.
Changes in Internal Control Over Financial Reporting
     There have been no changes in Hollywood Media’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, Hollywood Media’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     See “Note (11) — CERTAIN COMMITMENTS AND CONTINGENCIES — Litigation” in the Notes to Condensed Consolidated Financial Statements contained in Part I of this 10-Q Report.

ITEM 1A.	RISK FACTORS
     Management has not identified any material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     The following securities were issued by Hollywood Media during the quarter ended June 30, 2006, in transactions that were not registered under the Securities Act of 1933:
     On April 4, 2006, Hollywood Media issued 3,397 shares of common stock valued at $14,794 to the holder of a Debenture for interest due for the period January 1, 2006 through March 31, 2006.
     The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof and/or Regulation D thereunder, based upon investment representations to Hollywood Media.
     Hollywood Media previously reported other issuances of securities during the quarter ended June 30, 2006 in transactions that were not registered under the Securities Act of 1933 in Hollywood Media’s Current Report on Form 8-K filed on June 13, 2006.
Issuer Repurchases of Equity Securities
     Hollywood Media did not repurchase any shares of its common stock during the quarter ended June 30, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Hollywood Media held its 2006 annual meeting of shareholders on June 8, 2006. The following matters were submitted to a vote of the holders of Hollywood Media’s common stock, and the voting results are indicated below:
     Election of Directors

Nominee	Votes For	Votes Withheld
Mitchell Rubenstein	23,015,274	3,369,125
Laurie S. Silvers	23,012,874	3,371,525
Harry T. Hoffman	22,844,351	3,540,048
Robert E. McAllan	22,871,151	3,513,248
Deborah J. Simon	19,978,519	6,405,880
Ira A. Rosenberg	22,986,274	3,398,125

ITEM 5.	OTHER INFORMATION
Entry into a Material Definitive Agreement.
Amended and Restated Employment Agreement with Scott Gomez.
     On August 9, 2006, Hollywood Media entered into an employment agreement with Mr. Scott Gomez, the Company’s principal accounting officer and Chief Accounting Officer, which amended and restated in its entirety the original five-year employment agreement entered into between Hollywood Media and Mr. Gomez on May 19, 2005. Mr. Gomez has served as Hollywood Media’s principal accounting officer since April 2, 2003. Pursuant to the original employment agreement, Mr. Gomez receives a current annual base salary of $200,000, which is subject to annual increases of $25,000.
     In addition to the terms of the original employment agreement, the amended and restated employment agreement provides that, in the event of a Change of Control of Hollywood Media (as such term is defined in the amended and restated employment agreement) Mr. Gomez will be entitled to receive a lump sum payment in cash equal to the salary and annual bonuses payable to Mr. Gomez under the agreement for the two year period following the date of such Change of Control, subject to the additional terms set forth in the amended and restated employment agreement.
     If the Change of Control occurs while Mr. Gomez is employed by Hollywood Media, then Mr. Gomez and Hollywood Media have agreed to continue his employment during a transition period of at least six months following the date of the Change of Control irrespective of the length of time remaining on the term of the agreement (the “Transition Period”). Hollywood Media shall have the right to extend the Transition Period up to an additional six months. During the Transition Period and any extension thereof, the base salary payable to Mr. Gomez in accordance with the terms of the amended and restated employment agreement shall be increased by 50%.
     In the event of the termination of Mr. Gomez’s employment with Hollywood Media without Cause or for Good Reason (as such terms are defined in the employment agreement) at any time prior to April 13, 2010, Mr. Gomez will be entitled to receive any bonuses earned as of the date of termination as well as payment of his base salary for the shorter of two years or the remainder of his employment period (the “Termination Payments”). In addition, if a Change of Control occurs within a specified period of time following such termination without Cause or resignation for Good Reason, then Mr. Gomez shall be entitled to receive, in lieu of receiving any additional Termination Payments described above, (i) the change of control bonus payment plus (ii) a lump sum payment in cash equal to the increased base salary that would have been payable to Mr. Gomez during the Transition Period if such termination or resignation had not occurred minus (iii) any Termination Payments made to Mr. Gomez prior to the date of the Change of Control.
     The above summary of employment terms is qualified in its entirety by reference to the amended and restated employment agreement between Hollywood Media and Mr. Gomez, a copy of which is attached hereto as Exhibit 10.3 to this Current Report and which is incorporated by reference in this Item 5 in its entirety.

ITEM 6.	EXHIBITS

Exhibit	Description	Location
10.1	Sale and Purchase Agreement, dated June 7, 2006, regarding the purchase of all shares in Screenline Film- und Medieninformations GmbH (“Screenline”) by Hollywood Media Corp.	(1)

10.2	Employment Agreement, dated June 7, 2006, by and between Screenline and Mrs. Paula Kathryn Maracin-Krieg	(1)

10.3	Amended and Restated Employment Agreement, dated August 9, 2006, by and between Hollywood Media and Mr. Scott Gomez	(*	)

31.1	Certification of Chief Executive Officer (Section 302)	(*	)

31.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 302)	(*	)

32.1	Certification of Chief Executive Officer (Section 906)	(*	)

32.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 906)	(*	)

*	Filed as an exhibit to this Form 10-Q

(1)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K report filed on June 13, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: August 9, 2006	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive
Officer (Principal executive officer)

Date: August 9, 2006	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer
(Principal accounting officer)