Form 10-Q
period 2006-09-30
HOLLYWOOD MEDIA CORP
filed 2006-11-09
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐      No ☒
As of November 6, 2006, there were 33,465,531 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,351,493	$6,926,313
Receivables, net	4,103,223	3,728,115
Inventories held for sale	3,641,697	1,731,279
Deferred ticket costs	15,280,544	11,803,999
Prepaid expenses	2,028,029	2,299,484
Other receivables	3,154,713	2,185,562
Other current assets	2,902,168	53,122
Restricted cash	90,000	—
Current assets of discontinued operations	—	677,590

Total current assets	58,551,867	29,405,464

ACQUISITION ESCROW	—	107,314
PROPERTY AND EQUIPMENT, net	2,016,253	1,939,062
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	273,363	546,907
INTANGIBLE ASSETS, net	1,796,789	1,840,569
GOODWILL	37,327,052	37,210,811
OTHER ASSETS	143,700	439,415
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	—	11,813,408

TOTAL ASSETS	$100,109,024	$83,302,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,291,329	$3,793,211
Accrued expenses and other	5,712,451	5,869,861
Deferred revenue	23,476,796	20,052,160
Customer deposits	1,786,365	1,594,780
Current portion of capital lease obligations	56,832	58,167
Convertible debenture, net	—	940,927
Senior unsecured notes	6,046,484	—
Current liabilities of discontinued operations	—	1,026,026

Total current liabilities	41,370,257	33,335,132

DEFERRED REVENUE	48,042	110,417
CAPITAL LEASE OBLIGATIONS, less current portion	38,896	57,918
MINORITY INTEREST	32,599	88,138
OTHER DEFERRED LIABILITY	64,569	69,165
SENIOR UNSECURED NOTES	—	5,402,255
DERIVATIVE LIABILITY	1,480,000	1,778,000
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	62,833

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 33,456,799 and 32,703,457 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	334,568	327,035
Additional paid-in capital	310,885,040	309,228,214
Deferred compensation	—	(1,787,500)
Accumulated deficit	(254,144,947)	(265,368,657)

Total shareholders’ equity	57,074,661	42,399,092

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,109,024	$83,302,950

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005 (restated)	2006	2005 (restated)
NET REVENUES
Ticketing	$66,980,245	$55,303,893	$21,543,990	$16,945,816
Data	4,761,787	4,021,994	1,648,189	1,416,034
Other	8,407,726	3,885,458	2,847,663	1,190,680

	80,149,758	63,211,345	26,039,842	19,552,530

OPERATING COSTS AND EXPENSES Cost of revenues — ticketing	56,026,353	47,506,187	18,101,600	14,487,717
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	5,178,213	3,371,425	1,818,154	1,210,263
Selling, general and administrative	11,051,113	8,282,768	3,722,933	2,480,365
Payroll and benefits	11,612,008	11,173,726	3,755,431	3,727,895
Depreciation and amortization	1,504,899	1,151,395	493,411	351,548

Total operating costs and expenses	85,372,586	71,485,501	27,891,529	22,257,788

Loss from operations	(5,222,828)	(8,274,156)	(1,851,687)	(2,705,258)
EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES	(1,550)	531,907	218	2,487

OTHER INCOME (EXPENSE):
Interest, net	(1,609,114)	(132,310)	(425,152)	(42,277)
Other, net	528,374	29,260	217,047	4,364

Loss before minority interest	(6,305,118)	(7,845,299)	(2,059,574)	(2,740,684)

MINORITY INTEREST IN (INCOME) LOSSES OF SUBSIDIARIES	34,351	(127,298)	4,095	(6,009)

Loss from continuing operations	(6,270,767)	(7,972,597)	(2,055,479)	(2,746,693)

Discontinued operations	17,494,477	480,782	17,019,607	232,122

Net income (loss)	$11,223,710	$(7,491,815)	$14,964,128	$(2,514,571)

Basic and diluted income (loss) per common share
Continuing operations	$(0.19)	$(0.25)	$(0.06)	$(0.09)
Discontinued operations	$0.53	$0.01	$0.51	$0.01

Total basic and diluted net income (loss) per share	$0.34	$(0.24)	$0.45	$(0.08)

Weighted average common and common equivalent shares outstanding
Continuing operations— basic and diluted	32,641,278	31,281,702	32,958,073	31,956,277

Discontinued operations — basic and diluted	32,641,278	31,281,702	32,958,073	31,956,277

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,223,710	$(7,491,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from discontinued operations	(17,494,477)	(480,782)
Depreciation and amortization	1,504,899	1,151,395
Interest paid in stock	38,465	44,876
Amortization of discount and beneficial conversion feature on convertible debentures	59,073	106,331
Change in derivative liability	(584,000)	—
Amortization of debt issuance costs	327,096	—
Amortization of discount on senior unsecured notes	930,229	—
Amortization of deferred financing costs	4,535	8,163
Equity in earnings of unconsolidated investees, net of return of invested capital	273,544	(141,541)
Stock option expense	238,154	—
Compensation expense on employee stock issuances	509,796	101,329
Amortization of deferred compensation costs	487,500	487,500
Provision for bad debts	582,862	85,578
Issuance of compensatory stock for services rendered	—	79,032
Minority interest in losses of subsidiaries, net of distributions to minority owners	(55,539)	20,968
Changes in assets and liabilities:
Receivables	(957,970)	(237,199)
Inventories held for sale	(1,910,418)	(1,291,959)
Deferred ticket costs	(3,476,545)	(3,443,778)
Prepaid expenses	271,454	130,070
Other receivables	(969,151)	(171,111)
Other current assets	(49,046)	(14,965)
Other assets	(48,468)	(43,534)
Accounts payable	498,118	(165,995)
Accrued expenses and other	20,144	888,225
Deferred revenue	3,362,261	3,602,770
Customer deposits	191,585	1,164,400
Other deferred liability	(4,596)	6,224

Net cash flow used in operating activities — continuing operations	(5,026,785)	(5,605,818)
Net cash flow provided by operating activities — discontinued operations	1,332,816	902,509

Net cash used in operating activities	(3,693,969)	(4,703,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(832,320)	(768,267)
Change in acquisition of CinemasOnline	4,955	—
Proceeds from sale of assets	25,695,214	—
Acquisition of intangible assets	(153,517)	—
Restricted cash	(90,000)	—

Net cash flow provided by (used in) investing activities — continuing operations	24,624,332	(768,267)
Net cash flow used in investing activities — discontinued operations	(812,641)	(126,198)

Net cash provided by (used in) investing activities	23,811,691	(894,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from exercise of stock options	182,881	766,864
Proceeds received from exercise of warrants, net	188,803	803,664
Proceeds from issuance of stock to consultants	—	780,000
Payments under capital lease obligations	(43,777)	(122,009)

Net cash flow provided by financing activities — continuing operations	327,907	2,228,519
Net cash flow used in financing activities — discontinued operations	(20,449)	(26,070)

Net cash provided by financing activities	307,458	2,202,449

Net increase (decrease) in cash and cash equivalents	20,425,180	(3,395,325)

CASH AND CASH EQUIVALENTS, beginning of period	6,926,313	6,330,394

CASH AND CASH EQUIVALENTS, end of period	$27,351,493	$2,935,069

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$501,789	$32,768

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) BASIS OF PRESENTATION AND CONSOLIDATION:
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s financial position and results of operations. The results of operations for the nine and three months ended September 30, 2006 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.
     Hollywood Media’s condensed consolidated financial statements include the accounts of Hollywood Media, its wholly owned subsidiaries, and its 51% owned subsidiary, Tekno Books, which is a partnership. All significant inter-company balances and transactions have been eliminated in consolidation and a minority interest has been established to reflect the outside ownership of Tekno Books. Hollywood Media’s 50% and 26.2% ownership interests in NetCo Partners and MovieTickets.com, respectively, are accounted for under the equity method of accounting.
(2) RESTATEMENT:
     Following the recommendation of management and the concurrence of the Audit Committee of the Board of Directors, Hollywood Media made a determination to restate the previously filed unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2005 (“Q3-05”) and the nine months ended September 30, 2005 (“Y3-05”), originally included in Form 10-Q. The restatement is being made primarily to correct errors in the way Hollywood Media had previously accounted for Ticketing Business hotel and dinner voucher revenue, which were identified during the audit of Hollywood Media’s 2005 financial statements. The Company determined that hotel package and dinner voucher revenues were being improperly reported on a gross basis instead of a net basis. The restated transactions are described in detail below and have been grouped under headings for convenience only.

     Revenue
•	Ticketing net revenue has been reduced by $5,687,483 or 9.3% in the Y3-05 restated condensed consolidated financial statements as a result of a gross-up of hotel and dinner voucher revenue.

•	Ticketing net revenue has been reduced by $2,050,876 or 10.8% in the Q3-05 restated condensed consolidated financial statements as a result of a gross-up of hotel and dinner voucher revenue.
     Cost of Revenues — Ticketing
•	Cost of revenues — Ticketing has been decreased by $5,687,483 or 10.7% in the Y3-05 restated condensed consolidated financial statements as a result of a gross-up of hotel and dinner voucher revenue.

•	Cost of revenues — Ticketing has been decreased by $2,050,876 or 12.4%, in the Q3-05 restated condensed consolidated financial statements as a result of a gross-up of hotel and dinner voucher revenue.
The restatement had no effect on the reported net loss.
The following unaudited condensed consolidated statements of operations for the nine and three months ended September 30, 2005, reconcile the restated amounts to the previously reported corresponding amounts. The previously reported amounts have been adjusted to reflect the discontinuance of operations for Baseline Studio Systems as discussed further in Note 4.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30, 2005			Three Months Ended September 30, 2005
	As previously	Restatement		As previously	Restatement
	reported	adjustment	Restated	reported	adjustment	Restated
NET REVENUES

Ticketing	$60,991,376	$(5,687,483)	$55,303,893	$18,996,692	$(2,050,876)	$16,945,816
Data	4,021,994	—	4,021,994	1,416,034	—	1,416,034
Other	3,885,458	—	3,885,458	1,190,680	—	1,190,680

	68,898,828	(5,687,483)	63,211,345	21,603,406	(2,050,876)	19,552,530

OPERATING COSTS AND EXPENSES
Cost of revenues — ticketing	53,193,670	(5,687,483)	47,506,187	16,538,593	(2,050,876)	14,487,717
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	3,371,425	—	3,371,425	1,210,263	—	1,210,263
Selling, general and administrative	8,282,768	—	8,282,768	2,480,365	—	2,480,365
Payroll & benefits	11,173,726	—	11,173,726	3,727,895	—	3,727,895
Depreciation and amortization	1,151,395	—	1,151,395	351,548	—	351,548

Total operating costs and expenses	77,172,984	(5,687,483)	71,485,501	24,308,664	(2,050,876)	22,257,788

Loss from operations	(8,274,156)	—	(8,274,156)	(2,705,258)	—	(2,705,258)

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES	531,907	—	531,907	2,487	—	2,487

OTHER INCOME (EXPENSE):
Interest, net	(132,310)	—	(132,310)	(42,277)	—	(42,277)
Other, net	29,260	—	29,260	4,364	—	4,364

Loss before minority interest	(7,845,299)	—	(7,845,299)	(2,740,684)	—	(2,740,684)

MINORITY INTEREST IN (INCOME) LOSSES OF SUBSIDIARIES	(127,298)	—	(127,298)	(6,009)	—	(6,009)

Loss from continuing operations	(7,972,597)	—	(7,972,597)	(2,746,693)	—	(2,746,693)

Discontinued operations	480,782	—	480,782	232,122	—	232,122

Net loss	$(7,491,815)	$—	$(7,491,815)	$(2,514,571)	$—	$(2,514,571)

Basic and diluted income (loss) per common share
Continuing operations	$(0.25)	$—	$(0.25)	$(0.09)	$—	$(0.09)

Discontinued operations	$0.01	$—	$0.01	$0.01	$—	$0.01

Total basic and diluted net income (loss) per share	$(0.24)	$—	$(0.24)	$(0.08)	$—	$(0.08)

Weighted average common and common equivalent shares outstanding
Continuing operations — basic and diluted	31,281,702	—	31,281,702	31,956,277	—	31,956,277

Discontinued operations — basic and diluted	31,281,702	—	31,281,702	31,956,277	—	31,956,277

(3) STOCK-BASED COMPENSATION:
Share-Based Incentive Plan
     As of September 30, 2006, Hollywood Media has various stock option and incentive plans that provide for the granting of stock options and other stock awards for shares of Hollywood Media common stock for key personnel and directors. There were an aggregate of 1,469,829 shares remaining available for issuance under Hollywood Media’s stock incentive plans at September 30, 2006. The options may be either qualified incentive stock options or nonqualified stock options. Stock options granted to date generally have had an exercise price per share equal to the market value per share of the common stock on the date prior to grant and generally expire five years or ten years from the date of grant. Options awarded to Hollywood Media’s employees generally become exercisable in annual increments over a four-year period beginning one year from the grant date, although some are immediately exercisable and some vest based on other terms as specified in the option grants. Options awarded to directors become exercisable six months after date of grant.
     Accounting for Share-Based Compensation
     On January 1, 2006, Hollywood Media adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payments,” which replaced SFAS 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R was adopted using the modified prospective transition method, and accordingly, prior periods have not been restated. The modified prospective method requires the recognition of compensation cost for (i) share-based awards granted prior to but not yet vested as of January 1, 2006, based on the fair value calculated on the grant date, and (ii) share-based awards granted subsequent to January 1, 2006, also based on the fair value calculated on the grant date. Prior to January 1, 2006, Hollywood Media accounted for employee stock options under the provisions of APB 25. Under Hollywood Media’s plan, stock options are generally issued at the current market price on the grant date and have no intrinsic value at the grant date. Accordingly, Hollywood Media recorded no compensation expense under APB 25.
     For the nine and three months ended September 30, 2006, Hollywood Media recorded $747,950 and $291,530 of stock-based compensation expense which caused loss from continuing operations to increase by $747,950 and $291,530 for the nine and three months ended September 30, 2006, respectively. The recorded compensation expense caused basic and diluted loss per share from continuing operations to increase by $.02 and $.01 for the nine months and three months ended September 30, 2006 respectively. Stock-based compensation from discontinued operations for the three and nine months ended September 30, 2006 and 2005 is not considered material to the accompanying condensed consolidated statements of operations.
     For periods prior to January 1, 2006, SFAS 148 required disclosure of the pro forma amount of net income and per share amounts including the amount of fair value based compensation expense that would have been recognized in those periods had compensation expense been recorded. The following table includes the impact on net income and per share amounts for the nine and three months ended September 30, 2005 had Hollywood Media recognized fair value compensation costs for the period:

	Nine months	Three months
	ended	ended
	September 30, 2005	September 30, 2005
	(unaudited)	(unaudited)
Net loss:
As reported	$(7,491,815)	$(2,514,571)
Deduct: Stock-based compensation expense determined under fair value-based method	(963,521)	(378,315)

Pro forma net loss	$(8,455,336)	$(2,892,886)

Net loss per share:
Basic, as reported	$(0.24)	$(0.08)
Basic, Pro forma	$(0.27)	$(0.09)
Weighted average common and common equivalent shares outstanding - basic and diluted	31,281,702	31,956,277
     Stock Options
     The following table summarizes the activity with respect to the stock options of Hollywood Media for the nine months ended September 30, 2006.

			Weighted
			Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Outstanding at December 31, 2005	1,843,443	$0.01 - $16.50	$4.56
Granted	65,000	$4.14 - $4.40	$4.16
Exercised	(56,125)	$0.98 - $4.10	$3.26
Forfeited	(98,875)	$0.98 - $5.79	$4.49
Expired	(464,750)	$0.01 - $6.50	$4.98

Outstanding at September 30, 2006	1,288,693	$0.01 - $16.50	$4.45

     Data on Outstanding Options at September 30, 2006:

			Weighted
			Average
	Number of	Weighted	Remaining
	Options	Average Exercise	Contractual	Aggregate
	Outstanding	Price Per Share	Term (years)	Intrinsic Value (1)
Fully Vested Options	1,139,631	$4.57	3.55	$554,677
Non-vested Options	149,062	$3.52	6.44	$74,081

Total Outstanding Stock Options	1,288,693	$4.45	3.89	$628,758

(1)	The aggregate intrinsic value is computed based on the closing price of Hollywood Media’s stock on September 30, 2006, which is a price per share of $3.91.
     As of September 30, 2006, there was $333,956 unrecognized compensation cost related to non-vested stock option awards. The cost is expected to be recognized over a weighted-average period of 2.38 years.

     The following table summarizes the activity with respect to the non-vested stock options of Hollywood Media for the nine months ended September 30, 2006.

		Weighted -
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Non-vested at December 31, 2005	152,812	$2.09
Granted	65,000	$3.22
Vested	(41,625)	$2.15
Forfeited	(27,125)	$2.32

Non-vested at September 30, 2006	149,062	$2.52

     The fair value of each option award is estimated as of the date of grant using the Black-Scholes option valuation model, which uses various assumptions in the calculation of the fair value. There were 65,000 stock options granted during the nine months ended September 30, 2006. There were no stock options granted during the three months ended September 30, 2006. In addition, there were 160,000 stock options granted during the nine months ended September 30, 2005 and no stock options granted for the three months ended September 30, 2005.
     Stock option exercises during the nine and three month periods ended September 30, 2006 resulted in the receipt of cash proceeds of $182,880 and $112,500, respectively. The intrinsic value of the stock options exercised during the nine and three months ended September 30, 2006 was $48,870 and $37,875, respectively. There were no tax benefits realized from stock option exercises for the nine and three month periods ended September 30, 2006, as a result of the use of available net operating losses and the related valuation allowance. As of September 30, 2006 and December 31, 2005 there were 400,000 and 550,000 shares of non-vested common stock, respectively. During the nine months ended September 30, 2006, 150,000 shares of common stock vested.
     In accordance with SFAS 123(R), unearned deferred compensation amounts of approximately $1.8 million previously classified as a contra-equity at December 31, 2005 were eliminated against additional paid-in capital, as the stock is not deemed to be issued until vesting requirements are satisfied.
(4) DISCONTINUED OPERATIONS
     On August 25, 2006, Hollywood Media sold to a third party all of the outstanding capital stock of its wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000, subject to a potential post-closing adjustment described below. As per the purchase agreement, $3,500,000 of the purchase price will be held in escrow for twelve months following the closing to cover potential indemnification claims, if any, made by the third party. As of September 30, 2006 and as of the date of this 10-Q report, Hollywood Media is not aware of any claim against the escrow and estimates that the full amount of the escrow, net of costs of $700,000 for certain bonuses due the former Division Heads, will be released after the one-year period is over as per the terms of the Purchase Agreement. The net amount of $2,800,000 is included in other current assets in the accompanying condensed consolidated balance sheet. The purchase price is subject to a potential post-closing adjustment based on the closing date working capital and net debt of the businesses sold. The Company does not anticipate this adjustment to be material.

     BAC was the subsidiary of Hollywood Media which owned (i) Hollywood Media’s Baseline StudioSystems business unit (“Baseline”) and (ii) the Germany-based Screenline business of Hollywood Media (“Screenline”). Baseline is a database and research service offering specialized information and online applications to its subscribing users and licensees, which subscribers and licensees include movie and TV studios and production companies, distributors, producers, screenwriters, news organizations and websites. Baseline’s film and television database contains motion picture and TV information, including data about film and television productions and entertainment industry professionals. Screenline, a German company acquired by Hollywood Media in June 2006, aggregates weekly box office data for more than 30 international territories and countries, as well as film synopses, cast and crew lists, release dates and budget information in English, German and Spanish. Baseline and Screenline constituted a portion of Hollywood Media’s Data Business Division. This sale to The New York Times did not include the other components of Hollywood Media’s Data Business referred to as the Source business which consists of CinemaSource, EventSource and ExhibitorAds.
     Pursuant to SFAS 144, “Accounting for the Impairment of Disposal or Long-Lived Assets,” our condensed consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations” in the accompanying December 31, 2005 condensed consolidated balance sheet and consist of the following:

December 31, 2005
Current assets	$677,590
Property and equipment, net	499,546
Other assets	607,672
Goodwill	10,706,190

Total assets of discontinued operations	$12,490,998

Current liabilities	$1,026,026
Long-term liabilities	62,833

Total liabilities of discontinued operations	$1,088,859

     The net income (loss) from discontinued operations has been classified in the accompanying condensed consolidated statement of operations for the nine and three month periods ended September 30, 2006 and 2005 as “Discontinued operations, net of tax.” Summarized results of discontinued operations are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Operating revenue	$3,687,247	$3,877,460	$830,689	$1,362,887

Income from discontinued operations	$630,566	$480,782	$155,696	$232,122
Gain on sale of discontinued operations	16,863,911	—	16,863,911	—

Discontinued operations, net tax of $0	$17,494,477	$480,782	$17,019,607	$232,122

(5) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Principles of Consolidation
     Hollywood Media’s condensed consolidated financial statements include the accounts of Hollywood Media, its wholly owned subsidiaries, and its 51% owned subsidiary, Tekno Books which is a partnership. All significant inter-company balances and transactions have been eliminated in consolidation and a minority interest has been established to reflect the outside ownership of Tekno Books. Hollywood Media’s 50% and 26.2% ownership interests in NetCo Partners and MovieTickets.com, respectively, are accounted for under the equity method of accounting.
     Income (Loss) Per Common Share
     SFAS 128, “Earnings Per Share,” requires companies to present basic and diluted earnings per share (“EPS”). Income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding.
     Restricted shares are not included in the basic calculation until vesting occurs. There were 400,000 and 600,000 unvested restricted shares as of September 30, 2006 and 2005, respectively. Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 5,950,236 and 4,223,076 at September 30, 2006 and 2005, respectively, were excluded from the calculation of diluted loss per share for the nine and three months ended September 30, 2006 and 2005, respectively, because their impact was anti-dilutive to the loss from continuing operations.
     Accounting Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that the Company make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. Significant estimates and assumptions embodied in the accompanying financial statements, which are evaluated on an ongoing basis, include: the deferred tax asset valuation allowance, useful lives of fixed assets, the adequacy of reserves for accounts receivable and self-insurance accruals for compensation, contingencies and litigation as well as Hollywood Media’s ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets.

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
     Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance includes principally all receivables which are more than 180 days overdue. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,230,897 and $1,756,254 at September 30, 2006 and December 31, 2005, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.
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
     Goodwill and Intangible Assets
     Prior to December 31, 2001, goodwill had been amortized on a straight-line basis over its estimated useful life, which ranged from 10 to 40 years. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards 141, “Business Combinations” (“SFAS 141”) and 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Effective January 1, 2002, Hollywood Media adopted SFAS 142. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if indicators arise. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. Hollywood Media has selected October 1 as the date upon which it conducts its annual impairment review. The Company’s annual impairment analysis did not result in an impairment charge for each of the years ending December 31, 2005 and 2004. As of September 30, 2006 and as of the date of this 10-Q report, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment.
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
     In July 2000, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Hollywood Media’s existing accounting policies conform to the EITF consensus. Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in the accompanying condensed consolidated statements of operations. Hotel revenues packages and vouchers sold for New York restaurants are reported on a net basis in the accompanying condensed consolidated statements of operations.
     Syndication and Royalties. Syndication revenue is derived from the sale of the entertainment related content to other businesses. Revenue is recognized ratably throughout the life of the contract and collection of the resulting receivable is reasonably assured. Royalty income is recognized pursuant to contract terms when it is reasonably assured, which is generally upon collection.
     Advertising. Advertising revenue is derived from: the sale of advertising on Hollywood Media’s websites; commissions from ad sales on MovieTickets.com’s website; and CinemasOnline which sells advertising on cinema and live theater websites and plasma screens in the U.K. Advertising revenue is recognized over the period that the advertisement is displayed, provided that no significant obligations of Hollywood Media remain and collection is reasonably assured. Hollywood Media’s obligations typically are based on or include guarantees of a minimum number of impressions or times that an advertisement is viewed by users of Hollywood Media’s websites. In these instances, depending on the form of the arrangement, revenue is recognized either based on the number of impressions delivered to the customer or number of times an advertisement is viewed by a user, or upon delivery of the required minimum numbers of impressions or times that an advertisement is viewed by a user.
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

     Segment Information
     SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosure regarding Hollywood Media’s business segments is contained in Note 11.
     Self-Insurance Accruals
     Hollywood Media maintains an accrual for self-insured retentions for its health benefits programs and limits its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company’s self-insurance liability, management considers a number of factors, which include historical claim experience. The self-insurance program was initiated in June 2004, and since such initiation, Management has recorded the maximum amount of potential liability under the stop-loss insurance coverage due to the lack of historical claims experience data available for the current health care plan.
     Recent Accounting Pronouncements
     In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial statements.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact this statement will have on its financial statements.
     In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with the Statement of Financial Accounting Standard (SFAS) 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for the Company beginning January 1, 2007. Management is currently evaluating the impact FIN 48 will have on the financial statements.
     In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments (“SFAS 155”) which amends SFAS 133, Accounting for Derivative Instruments and Hedging

Activities (“SFAS 133”) and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Management is currently evaluating the impact SFAS 155 will have on the financial statements.
(6) ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:
CinemasOnline Acquisition
     On November 23, 2005, Hollywood Media consummated the acquisition of 100% of the outstanding common stock of the U.K. based CinemasOnline, a group of advertising sales and data services companies focused primarily on selling advertising on cinema and live theatre websites in the U.K. and Ireland. The acquisition is intended to establish CinemasOnline as a platform to expand Hollywood Media’s Ad Sales and Data Businesses into Europe. CinemasOnline became a subsidiary of CinemaSource UK Limited, an indirect wholly-owned subsidiary of Hollywood Media that was created to acquire the stock of CinemasOnline for this transaction. The aggregate purchase consideration was $3,908,175, including $366,408 of acquisition costs, of which $107,314 was held in an escrow account for potential claims that may be made against the seller. On July 27, 2006, the entire balance of the escrow account was released to the seller. A reconciliation of the purchase price is provided below.

Purchase consideration	$3,908,175

Accounts receivable	$2,017,380
Other current assets	1,142,189
Property, plant and equipment, net	218,509
Intangible assets	1,250,000

Total assets	$4,628,078

Current liabilities	$(1,101,404)
Deferred revenue	(2,577,498)

Total liabilities	$(3,678,902)

NET ASSETS	$949,176

Excess of the purchase consideration over fair value of net assets acquired (included in Ad Sales segment)	$2,958,999

     The excess of the purchase consideration over the fair value of net assets acquired has been classified preliminarily in goodwill in the accompanying condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005. The allocation is expected to be completed in the fourth quarter of 2006.

     The results of operations of CinemasOnline have been included in Hollywood Media’s results of operations since the date of acquisition (November 23, 2005). The following are Hollywood Media’s pro forma results for the nine and three months ended September 30, 2005 assuming that the acquisition had occurred on January 1, 2005, giving effect to the business combination reflected above:

	Nine Months Ended	Three Months Ended
	September 30, 2005	September 30, 2005
	(unaudited)	(unaudited)
Proforma Net Sales	$66,758,462	$20,756,503

Proforma Net Loss	$(7,222,068)	$(2,452,359)

Proforma Net loss per share	$(0.23)	$(0.08)

Proforma weighted average common and common equivalent shares	31,281,702	31,956,277

Screenline Acquisition
     On June 13, 2006, Hollywood Media consummated the acquisition of 100% of the outstanding common stock of the Germany based Screenline, a provider of box office and film data for more than 30 international territories in English, German and Spanish. The acquisition was intended to complement our Data Business and serve as a platform for expansion of coverage into European and international film and television industries. The aggregate purchase consideration was $626,294. A reconciliation of the purchase price is provided below.

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

     The excess of the purchase consideration over the fair value of net assets acquired was classified in goodwill in the accompanying consolidated balance sheets. The goodwill was included in the gain on sale of subsidiary as this business was sold with Hollywood Media’s Baseline StudioSystems business unit on August 25, 2006 (See Note 4). The proforma information is not disclosed herein because the impact thereof is not considered material for the nine and three months ended September 30, 2006.
(7) DEBT:
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
     Upon issuance, the Company recognized the value attributable to the 700,000 issued warrants in the amount of $1,865,037 as a discount against the Senior Notes. The Company valued the warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.45%, an expected volatility of 69.4% and a five year life; the fair value of the warrants was determined to be $2.66 per share. Additional discount of $286,000 was recorded in conjunction with the 100,000 extension warrants issued in March of 2006. The Company valued the additional warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.73%, an expected volatility of 64.2% and an approximate five year life; the fair value of the warrants was determined to be $2.86 per share. The debt discount attributed to the value of the warrants issued is amortized over the life of the Senior Notes as interest expense using the effective yield method. The Company amortized the Senior Notes debt discount attributed to the value of the warrants of $930,229, and $304,888, respectively for the nine and three months ended September 30, 2006 and no discount amortization was recorded for the nine and three months ended September 30, 2005. As of September 30, 2006 and December 31, 2005, $953,516 and $1,597,745, respectively, of unamortized discount on the Senior Notes was reducing the face amount of Senior Notes, and is being amortized to interest expense over the remaining term of the outstanding debt.
     The fair value of the warrants has been recorded as a derivative liability. The liability was accounted for as a derivative under the applicable standards due to the registration rights and potential net cash settlement of amounts due to warrant holders. The change in fair value during the nine and three months ended September 30, 2006 was $584,000 and $240,000 of gain, respectively relating to the detachable warrants, which is classified as a “derivative liability” and marked to market through earnings in “Other, net” in the Company’s condensed consolidated statements of operations.

     In addition, $404,310 of issuance costs are being amortized over the life of the debt as a deferred debt issuance cost on the straight-line basis which approximates the interest method. During the nine and three months ended September 30, 2006, $327,096 and $109,032, respectively, of debt issuance costs have been amortized as interest expense. As of September 30, 2006 and December 31, 2005, $36,344 and $363,440, respectively, was included in “Other assets” in the Company’s condensed consolidated balance sheets.
     As of September 30, 2006 and December 31, 2005, $0 and $60,667, respectively, in accrued interest was recorded on the Company’s consolidated balance sheets.
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
     During August and September of 2004, $4.7 million principal amount of the Debentures was converted into shares of Hollywood Media’s common stock at a conversion price of $3.05 per share, including the $500,000 Debenture held by Mr. Rubenstein and Ms. Silvers. Prior to such conversions, the prevailing conversion price of the converted Debentures was reduced from $3.30 per share to $3.05 per share pursuant to Hollywood Media’s negotiations and agreements with the converting investors for the purpose of facilitating such conversions. Following such conversions, the remaining $1.0 million Debenture outstanding was amended to extend the maturity date to May 22, 2006 and to remove restrictive covenants, and the conversion price of this Debenture was reduced from $3.30 per share to $3.20 per share. As a result of these reductions in conversion prices, additional beneficial conversion option of $412,710 was recorded. On May 22, 2006, the remaining $1.0 million principal amount of the Debentures was converted into shares of Hollywood Media’s common stock at a conversion price of $3.20 per share. Accordingly, as of September 30, 2006, there were no remaining Debentures outstanding.

     As of December 31, 2005, $59,073 of unamortized discount on the Debentures was reducing the face amount of Debentures.
     A total of $389,095 in deferred finance costs were incurred for the Debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the Warrants issued to the Debenture holders). During the nine months ended September 30, 2006 and 2005, $4,535 and $8,163, respectively, was recorded as interest expense from the amortization of the debt issuance costs. During the three months ended September 30, 2006 and 2005, $0 and $2,721, respectively, was recorded as interest expense from the amortization of the debt issuance costs.
     Interest expense of $82,415 and $106,331 was recorded for the nine months ended September 30, 2006 and 2005, respectively, consisting of stated interest and discount amortization on the Debenture. Interest expense of $0 and $35,443 was recorded for the three months ended September 30, 2006 and 2005, respectively, consisting of stated interest and discount amortization on the Debenture.
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
(8) GOODWILL AND OTHER INTANGIBLE ASSETS:
     Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. Hollywood Media established October 1 of each year as its annual impairment test date. As of September 30, 2006 and as of the date of this 10-Q filing, Hollywood Media was not aware of any events or changes in circumstances that would require it to evaluate goodwill for impairment prior to October 1, 2006.
     On November 23, 2005, Hollywood Media consummated the acquisition of 100% of the outstanding common stock of the U.K. based CinemasOnline, a group of advertising sales and data services companies focused primarily on selling advertising on cinema and live theatre websites in the U.K. and Ireland. CinemasOnline became a subsidiary of CinemaSource UK Limited, a wholly-owned subsidiary of Hollywood Media that was formed for this transaction. The Company received preliminary results of a valuation performed by an independent valuation expert on the assets acquired. The valuation determined the fair market value of certain intangible assets (customer list, service marks, trade secrets and processes) which are being amortized over 3 years. The fair market value at acquisition of these assets was $1,250,000. Amortization expense of $347,223 and $104,167 were recorded for the nine and three months ended September 30, 2006, respectively.
     On January 18, 2006, Hollywood Media acquired the assets of eFanGuide, Inc., a provider of celebrity fan sites on the internet including 120 owned URLs and 5 hosted URLs. The aggregate purchase price paid by Hollywood Media for the assets of eFanGuide, Inc. was

$216,500, which was paid by the issuance of 50,930 shares of Hollywood Media’s common stock, calculated in accordance with the terms of the asset purchase agreement by using the average closing price of Hollywood Media’s common stock on the ten trading days immediately prior to the date of closing. The URLs were classified as an intangible asset and are being amortized over three years. Amortization expense of $51,118 and $18,042 were recorded in the nine and three months ended September 30, 2006, respectively.
     On January 31, 2006, Hollywood Media acquired the assets of Prosperity Plus, Inc., a provider of celebrity fan sites on the internet including 31 owned URLs and 17 hosted URLs. The aggregate purchase price paid by Hollywood Media for the assets of Prosperity Plus, Inc. was $400,000, $100,000 of which was paid in cash and $300,000 of which was paid by the issuance of 69,349 shares of Hollywood Media’s common stock, calculated in accordance with the terms of the asset purchase agreement by using the average closing price of Hollywood Media’s common stock on the ten trading days immediately prior to the date of closing. The URLs were classified as an intangible asset and are being amortized over three years. Amortization expense of $88,889 and $33,333 were recorded in the nine and three months ended September 30, 2006, respectively.
     On June 13, 2006, Hollywood Media acquired the stock of Screenline Film- und Medieninformations GmbH (“Screenline”), a German company. The aggregate purchase price paid by Hollywood Media for the stock of Screenline was $600,000, of which $500,000 was paid in cash and $100,000 was paid by the issuance of 23,844 shares of Hollywood Media common stock, the value of which was calculated by agreement with the selling stockholder by using the average closing price of Hollywood Media’s common stock on the ten trading days immediately prior to the signing date of the stock purchase agreement. Hollywood Media allocated $300,000 of the purchase price to certain intangibles including, but not limited to, the database containing international box office data for over 30 countries. The database was classified as an intangible asset and was being amortized over three years until it was sold with Hollywood Media’s Baseline Studio Systems business unit on August 25, 2006.
(9) COMMON STOCK:
During the Nine Months Ended September 30, 2006:
•	5,000 shares of Hollywood Media common stock valued at the closing price of $3.89 per share on September 19, 2006, the trading date prior to the September 20, 2006 date of grant, were issued in payment of $19,450 of additional compensation to non-executive employees as compensatory bonuses associated with the August 25, 2006 sale of Baseline.

•	37,500 shares of Hollywood Media common stock were issued pursuant to the exercise of an employee stock option with an exercise price of $3.00 per share.

•	4,167 shares of Hollywood Media common stock valued at $3.60 per share, which was the average of the closing price of Hollywood Media common stock on the ten consecutive business days ending the day immediately preceding the July 19, 2006 date of grant, were issued in payment of $15,000 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	23,508 shares of Hollywood Media common stock valued at the closing price of $3.82 per share on June 30, 2006, the trading date prior to the July 1, 2006 date of grant, were issued in payment of $89,801 of additional compensation to a non-executive employee pursuant to an employment agreement.
•	9,006 shares of Hollywood Media common stock valued at $3.81 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the July 17, 2006 date of grant, were issued in payment of $34,313 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	23,844 shares of Hollywood Media common stock valued using the average closing price on the ten trading days immediately prior to the signing date of the Screenline stock purchase agreement, or $4.19 per share, were issued on July 26, 2006 in payment of the $100,000 stock component of the purchase price for the acquisition of the shares of Screenline common stock pursuant to the terms of the stock purchase agreement.

•	3,397 shares of Hollywood Media common stock were issued in payment of $14,794 of interest on the Debentures for the period January 1, 2006 through March 31, 2006. The number of shares issued was calculated using a price of $4.36 per share, which in accordance with the terms of the Debentures, is the amount equal to 95% of the average of the closing price of Hollywood Media common stock on the five consecutive trading days ending on and including the third business day immediately preceding April 1, 2006.

•	17,668 shares of Hollywood Media common stock valued at the closing price of $4.85 per share on March 31, 2006, the trading date prior to the April 1, 2006 date of grant, were issued in payment of $85,688 of additional compensation to an employee pursuant to a non-executive employment agreement.

•	23,246 shares of Hollywood Media common stock valued at $4.79 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the April 10, 2006 date of grant, were issued in payment of $68,500 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	19,474 shares of Hollywood Media common stock valued at the closing price of $4.40 per share on May 17, 2006, the trading date prior to the May 18, 2006 date of grant, were issued in payment of $85,688 of additional compensation to an employee pursuant to a non-executive employment agreement.

•	2,054 shares of Hollywood Media common stock were issued in payment of $8,548 of interest on the Debentures for the period April 1, 2006 through May 22, 2006, the date that the Debenture was converted. The number of shares issued was calculated using a price of $4.16 per share, which in accordance with the terms of the Debenture is the amount equal to 95% of the average of the closing price of Hollywood Media common stock on the five consecutive trading days ending on and including the third business day immediately preceding May 23, 2006.

•	312,500 shares of Hollywood Media common stock valued at $1,000,000 were issued upon the conversion of $1.0 million principal amount of Debentures into shares of Hollywood’s Media common stock at a conversion price of $3.20 per share pursuant to the terms of the Debenture. This last remaining Debenture was converted on May 22, 2006.

•	7,500 shares of Hollywood Media common stock valued at $30,525 were issued pursuant to the exercise of an employee stock option with an exercise price of $4.07 per share.

•	2,000 shares of Hollywood Media common stock valued at $8,200 were issued pursuant to the exercise of an employee stock option with an exercise price of $4.10 per share.

•	2,500 shares of Hollywood Media common stock were issued pursuant to the exercise of an employee stock option with an exercise price of $3.64 per share.

•	6,250 shares of Hollywood Media common stock valued at $22,188 were issued pursuant to the exercise of an employee stock option with an exercise price of $3.55 per share.

•	3,682 shares of Hollywood Media common stock were issued in payment of $15,123 of interest on the Debentures for the period October 1, 2005 through December 31, 2005. The number of shares issued was calculated using a price of $4.11 per share, which in accordance with the terms of the Debentures is the amount equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding January 1, 2006.

•	50,930 shares of Hollywood Media common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, were issued in payment of purchase price for $216,500 acquisition of eFanGuide, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.

•	16,114 shares of Hollywood Media common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, were issued in payment of $68,500 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	69,349 shares of Hollywood Media common stock valued using the average closing price on the ten trading days prior to the issuance date, or $4.33 per share, were issued in payment of the $300,000 stock component of the purchase price for the acquisition of Prosperity Plus, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.

•	44,028 shares of Hollywood Media common stock valued as of the December 31, 2005 closing share price of $4.31, or $189,760, were issued for payment of Hollywood Media’s 401(k) employer match for the calendar year 2005.

•	During the nine months ended September 30, 2006 Hollywood Media issued shares of common stock pursuant to the exercise of warrants with an exercise price of $2.84 per share, as follows: 6,750 shares issued on March 13, 2006 for an aggregate cash price of

$19,170; 62,500 shares issued on September 15, 2006 for an aggregate cash price of $177,500, less placement agent fees of $7,867.
•	375 shares of Hollywood Media common stock valued at $367 were issued pursuant to the exercise of an employee stock option with an exercise price of $0.98 per share.
During the Nine Months Ended September 30, 2005:
•	20,000 shares of Hollywood Media common stock valued at $93,960, were issued as compensation to a consulting firm for services rendered and to be rendered, of which $69,032 relates to services provided during the nine months ended September 30, 2005, with the balance of services to be provided during the remainder of 2005.

•	3,244 shares of Hollywood Media common stock valued at $15,123 were issued in payment of interest on the Debentures for the period October 1, 2004 through December 31, 2004.

•	1,408 shares of Hollywood Media common stock for $14, were issued upon a director’s exercise of a stock option with an exercise price of $0.01 per share.

•	9,832 shares of Hollywood Media common stock, valued at $44,876, were issued for interest due on the outstanding Debentures.

•	39,951 shares of Hollywood Media common stock valued at $193,762 were issued for payment of Hollywood Media’s 401(k) employer match for the calendar year 2004.

•	15,000 shares of Hollywood Media common stock for $63,299, were issued pursuant to the exercise of a stock option with an exercise price of $4.22 per share.

•	4,115 shares of Hollywood Media common stock valued at $19,752 were issued to an employee as additional compensation.

•	3,107 shares of Hollywood Media common stock valued at $14,794 were issued in payment of interest on the Debentures for the period January 1, 2005 through March 31, 2005.

•	15,000 shares of Hollywood Media common stock for $63,285, were issued pursuant to the exercise of a stock option with an exercise price of $4.22 per share.

•	15,000 shares of Hollywood Media common stock for $63,285, were issued pursuant to the exercise of a stock option with an exercise price of $4.22 per share.

•	2,237 shares of Hollywood Media common stock valued at $10,000 were issued for consulting service, of which $5,870 and $10,000 related to services provided in the three and nine months ended September 30, 2005.

•	5,000 shares of Hollywood Media common stock for $10,150, were issued upon a director’s exercise of a stock option with an exercise price of $2.03 per share.

•	219,803 shares of Hollywood Media common stock valued at $323,267, were issued pursuant to a cashless exercise of a warrant issued with an exercise price of $1.70 per share pursuant to a 2002 consulting agreement with an investment banker. The warrants were valued using the Black-Scholes valuation model and were expensed during 2002 and 2003.

•	200,000 shares of Hollywood Media common stock valued, using a Black-Scholes model, at $144,000 were issued to an independent third party, pursuant to a consulting agreement for services to be rendered in connection with a proposed acquisition. This agreement was recorded as prepaid acquisition costs.

•	62,500 shares of Hollywood Media common stock for $110,000, were issued pursuant to the exercise of a stock option with an exercise price of $1.76 per share.

•	350,000 shares of Hollywood Media common stock for $455,000, were issued pursuant to the exercise of a stock option with an exercise price of $1.30 per share.

•	18,540 shares of Hollywood Media common stock valued at $81,577 were issued as additional compensation to an employee pursuant to an employment agreement.

•	3,481 shares of Hollywood Media common stock valued at $14,959 were issued in payment of interest on the Debentures for the period April 1, 2005 through June 30, 2005.

•	1,500 shares of Hollywood Media common stock for $1,845, were issued pursuant to the exercise of a stock option with an exercise price of $1.23 per share.

•	Hollywood Media has issued shares of common stock pursuant to the exercise of warrants with an exercise price of $2.84 per share as follows: 10,000 shares issued on February 8, 2005 for an aggregate cash price of $28,400; 18,750 shares issued on March 3, 2005 for an aggregate cash price of $53,250; 66,021 shares issued on March 23, 2005 for an aggregate cash price of $187,500; 150,000 shares issued on March 29, 2005 for an aggregate cash price of $426,000; 25,000 shares issued on May 13, 2005 for an aggregate cash price of $71,000; and 25,000 shares issued on June 2, 2005 for an aggregate cash price of $71,000. Pursuant to the placement agent agreement relating to the February 2004 offering in which these warrants were issued, Hollywood Media incurred fees of $27,806 payable to the placement agent due to such exercises, which have been recorded as a reduction of the proceeds received from such exercises.
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
(10) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES:
     Investments in and advances to unconsolidated investees consist of the following:

	September 30,	December 31,
	2006	2005
NetCo Partners (a)	$278,338	$551,882
MovieTickets.com (b)	(4,975)	(4,975)

	$273,363	$546,907

(a) Netco Partners
     Hollywood Media owns a 50% interest in a joint venture called NetCo Partners. NetCo Partners is engaged in the development and licensing of Tom Clancy’s Net Force. This investment is recorded under the equity method of accounting, recognizing 50% of NetCo Partners’ income or loss as Equity in Earnings of Investees. The revenues, gross profit and net income of NetCo Partners for the three months and nine months ended September 30, 2006 and 2005 are presented below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2006	2005	2006	2005
Revenues	$501	$1,427,583	$—	$7,078
Gross Profit	388	1,222,595	—	5,539
Net Income (loss)	(3,100)	1,063,814	437	4,974

Hollywood Media’s share of net income (loss)	$(1,550)	$531,907	$218	$2,487
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
     As of September 30, 2006 and December 31, 2005, NetCo Partners had $218,779 and $850,224 of accounts receivable, net of allowance, respectively. These accounts receivable balances are not included in Hollywood Media’s consolidated balance sheets.
     Through September 30, 2006, Hollywood Media has received cumulative profit distributions from NetCo Partners since its formation totaling $11.6 million, in addition to reimbursement of substantially all amounts advanced by Hollywood Media to fund the operations of NetCo Partners.
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
     Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. joint venture at September 30, 2006 and shares in 26.2% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.2% of MovieTickets.com income or loss as Equity in Earnings of Unconsolidated Investees. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded no income or losses on its investment in MovieTickets.com for fiscal 2006 and 2005.
     Hollywood Media performs certain ad sales, ad collections, ad billing, payroll and other related activities for MovieTickets.com. MovieTickets.com’s net revenues collected by Hollywood Media (less commissions earned by Hollywood Media) are delivered to MovieTickets.com.
(11) SEGMENT REPORTING:
     Hollywood Media’s reportable segments are Broadway Ticketing, Data Business, Ad Sales, Intellectual Properties, Cable TV and Other. The Broadway ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London’s West End, and hotel and restaurant packages, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and consumers. The Data business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), and ExhibitorAds (which creates exhibitor paid directory ads for insertion in newspapers around the country, handles exhibitors e-mail newsletters and provides other exhibitor marketing services). The Ad Sales segment sells advertising on Hollywood.com and Broadway.com, and through CinemasOnline, sells advertising on cinema and live theatre websites, and plasma televisions. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. Cable TV comprises Hollywood.com Television which offers interactive entertainment and information with on-demand video content to subscribers in certain cable TV systems of the distributing cable operators including Cablevision Systems, Cox Communications, Comcast, Insight Communications, Charter, Bresnan and Mediacom. The Other segment is comprised of corporate-wide expenses such as audit fees, proxy costs, insurance, accounting, centralized information technology, certain legal fees, and includes consulting fees and other costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media and its Independent Registered Public Accounting Firm to make an assessment of and report on internal control over financial reporting.
     Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.
     The following table provides certain financial information regarding continuing operations of Hollywood Media’s reportable segments.

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net Revenues:
Broadway Ticketing	$66,980,245	$55,303,893	$21,543,990	$16,945,816
Data Business	4,761,787	4,021,994	1,648,189	1,416,034
Ad Sales	7,607,721	2,724,307	2,570,826	873,510
Intellectual Properties	683,405	1,161,151	194,237	317,170
Cable TV	116,600	—	82,600	—
Other	—	—	—	—

	$80,149,758	$63,211,345	$26,039,842	$19,552,530

Operating Income (Loss):
Broadway Ticketing	$2,402,548	$1,823,962	$670,713	$470,537
Data Business	1,570,667	1,177,916	486,954	427,770
Ad Sales	(680,350)	(1,622,862)	(215,836)	(502,170)
Intellectual Properties	(18,842)	301,377	(15,093)	391
Cable TV	(430,459)	(554,768)	(114,500)	(175,684)
Other	(8,066,392)	(9,399,781)	(2,663,925)	(2,926,102)

	$(5,222,828)	$(8,274,156)	$(1,851,687)	$(2,705,258)

Capital Expenditures
Broadway Ticketing	$360,997	$50,032	$133,030	$8,203
Data Business	30,891	73,222	8,854	29,336
Ad Sales	279,705	130,336	136,159	79,575
Intellectual Properties	—	—	—	—
Cable TV	—	1,123	—	1,123
Other	160,727	513,554	16,582	185,106

	$832,320	$768,267	$294,625	$303,343

Depreciation and Amortization Expense:
Broadway Ticketing	$204,617	$217,949	$68,405	$74,561
Data Business	131,059	155,074	43,813	73,001
Ad Sales	797,903	406,300	253,489	111,573
Intellectual Properties	—	1,755	—	585
Cable TV	10,216	117,302	3,375	8,305
Other	361,104	253,015	124,329	83,523

	$1,504,899	$1,151,395	$493,411	$351,548

	September 30,	December 31,
	2006	2005
Segment Assets:
Broadway Ticketing	$28,168,428	$23,765,601
Data Business	10,561,055	10,294,554
Ad Sales	29,645,620	30,117,191
Intellectual Properties	629,895	738,430
Cable TV	86,569	58,553
Other	31,017,457	5,837,623
Discontinued Operations	—	12,490,998

	$100,109,024	$83,302,950

(12) CERTAIN COMMITMENTS AND CONTINGENCIES:
     Self Insured Group Medical —
     Hollywood Media has recorded a current liability of $85,446 and $143,328 related to accruals for self-insurance at September 30, 2006 and December 31, 2005, respectively, in connection with the Company’s decision, effective June 1, 2004, to self insure its exposures under the Company’s group medical plan after which the liability has been recorded for the maximum amount of potential liability under the stop loss coverage due to the lack of historical claims experience data available.
     Litigation -
     In November 2002 there was an arbitration action commenced by a third party against Hollywood Media regarding a contract dispute involving claims against Tribune Company and the hollywood.com, Inc. subsidiary of Hollywood Media, which dispute was settled in October 2003. Under the settlement, Hollywood Media made a $200,000 payment in October 2003, and agreed to purchase certain advertising to advertise Hollywood Media’s exhibition-related businesses in a trade publication at a cost of $14,167 per month, at prevailing rates, over a six-month period which commenced in December 2003. As of September 30, 2006 and December 31, 2005, all payments were made and there was $18,100 and $34,075, respectively, of prepaid advertising remaining under this agreement.
     In a separate matter, a lawsuit pertaining to an advertising insertion order was filed against Hollywood Media in May 2003, seeking damages of $161,000 plus interest and costs. Hollywood Media and the plaintiff in this matter entered into an agreement in January 2005 to settle this litigation whereby Hollywood Media agreed to purchase $119,000 in advertising on various web properties over the period of January 18, 2005 through September 17, 2005, payable over 8 months. As of September 30, 2006 and December 31, 2005 there was no prepaid advertising available under this agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
     Certain statements in this Item 2, or elsewhere in this Form 10-Q, or that are otherwise made by us, or on our behalf, about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:
•	our continuing operating losses,

•	negative operating cash flows and accumulated deficit,

•	the need to manage our growth and integrate new businesses into Hollywood Media,

•	our ability to develop and maintain strategic relationships,

•	our ability to compete with other media, data and Internet companies and other competitors,

•	our ability to maintain and obtain sufficient capital to finance our growth and operations,

•	our ability to realize anticipated revenues and cost efficiencies,

•	technology risks and risks of doing business over the Internet,

•	government regulation,

•	our ability to achieve and maintain effective internal controls,

•	dependence on our founders, and our ability to recruit and retain key personnel, and

•	the volatility of our stock price.
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

Overview
     Hollywood Media is a provider of information, data, news and other content, and ticketing to consumers and businesses covering the entertainment, Internet and media industries. We own and operate a number of business units focused on the entertainment and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway and London’s West End ticket sales, data syndication, subscription fees, content licensing fees, advertising, and book development license fees and royalties. Our Data Business includes CinemaSource, EventSource, and ExhibitorAds, and the Data Business previously included our Baseline/StudioSystems business unit (“Baseline”) until it was sold to the The New York Times Company on August 25, 2006. Our Broadway Ticketing business includes Broadway.com, 1-800-Broadway and Theatre.com. These services supply media outlets with specific information on entertainment events, such as movies, live theater and concerts and sell tickets for live theater. Hollywood Media’s businesses also include an intellectual property business, as well as Hollywood.com and a minority interest in MovieTickets.com. In addition, Hollywood Media owns and operates the cable television network, Hollywood.com Television. In 2005, Hollywood Media acquired CinemasOnline which maintains websites for cinemas in the U.K. in exchange for the right to sell advertising on such websites.
     Data Division.
     Hollywood Media’s Data Business is currently comprised of the “Source Business” which includes three related lines of business: CinemaSource, EventSource and ExhibitorAds. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for more than 43,000 movie screens in the United States, Canada and the United Kingdom. EventSource compiles and syndicates detailed information on community events in numerous cities in the United States and United Kingdom, including concerts and other live performances, sporting events, festivals, fairs and shows. ExhibitorAds provides movie exhibitors with directory newspaper advertising services and other exhibitor marketing services, including preparing email newsletters and developing exhibitor websites utilizing theater showtimes data from CinemaSource.
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

     Ad Sales Division.
     Hollywood Media’s Ad Sales Division includes Hollywood.com, a premier online entertainment destination, Broadway.com and CinemasOnline. Hollywood.com generates revenue by selling advertising on its website, and commissions received for advertising sold by the Hollywood.com ad sales team on MovieTickets.com. Hollywood.com features in-depth movie information, including movie previews, descriptions and reviews, movie showtimes listings, entertainment news, celebrity photo galleries and an extensive multimedia library. Hollywood.com’s features also include audio podcasts, blogging and fan sites. In addition to its Broadway ticket sales function, Broadway.com sells advertising and provides show previews and showtimes, show synopses, box office results, cast and crew credits and biographies, and an in-depth Tony Awards® area. CinemasOnline, based in the U.K., sells internet advertising on cinema and live theatre websites in the U.K. and provides other marketing services, including advertising sales on plasma screens placed in various venues such as hotels, car dealerships and movie theatres.
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
     On August 25, 2006, Hollywood Media sold its Baseline business unit to The New York Times Company. Pursuant to SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the condensed consolidated financial statements in this Form 10-Q have been reclassified for all periods presented to reflect the operations, assets and liabilities of the sold

Baseline business as discontinued operations, and the financial results discussed below reflect such reclassification. For additional information about this transaction and the corresponding accounting treatment, see: Note 4 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements contained in this Form 10-Q Report; “Results of Operations — Results of Discontinued Operations” below; and “Liquidity And Capital Resources — Sale of Baseline StudioSystems Business Unit to The New York Times Company” below.
Results of Operations
     The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the nine months ended September 30, 2006 (“Y3-06”) and 2005 (“Y3-05”) and the three months ended September 30, 2006 (“Q3-06”) and 2005 (“Q3-05”) respectively:

	Broadway	Data	Ad Sales	Intellectual	Cable
	Ticketing	Business	(a)	Properties (b)	TV	Other	Total
Y3-06

Net Revenues	$66,980,245	$4,761,787	$7,607,721	$683,405	$116,600	$—	$80,149,758
Operating Expenses	64,577,697	3,191,120	8,288,071	702,247	547,059	8,066,392	85,372,586

Operating Income (loss)	$2,402,548	$1,570,667	$(680,350)	$(18,842)	$(430,459)	$(8,066,392)	$(5,222,828)

% of Net Revenues	84%	6%	9%	1%	—	—	100%

Y3-05 (restated)

Net Revenues	$55,303,893	$4,021,994	$2,724,307	$1,161,151	$—	$—	$63,211,345
Operating Expenses	53,479,931	2,844,078	4,347,169	859,774	554,768	9,399,781	71,485,501

Operating Income (loss)	$1,823,962	$1,177,916	$(1,622,862)	$301,377	$(554,768)	$(9,399,781)	$(8,274,156)

% of Net Revenues	88%	6%	4%	2%	—	—	100%

	Broadway	Data	Ad Sales	Intellectual	Cable
	Ticketing	Business	(a)	Properties (b)	TV	Other	Total
Q3-06

Net Revenues	$21,543,990	$1,648,189	$2,570,826	$194,237	$82,600	$—	$26,039,842
Operating Expenses	20,873,277	1,161,235	2,786,662	209,330	197,100	2,663,925	27,891,529

Operating Income (loss)	$670,713	$486,954	$(215,836)	$(15,093)	$(114,500)	$(2,663,925)	$(1,851,687)

% of Net Revenues	83%	6%	10%	1%	—	—	100%

Q3-05 (restated)

Net Revenues	$16,945,816	$1,416,034	$873,510	$317,170	$—	$—	$19,552,530
Operating Expenses	16,475,279	988,264	1,375,680	316,779	175,684	2,926,102	22,257,788

Operating Income (loss)	$470,537	$427,770	$(502,170)	$391	$(175,684)	$(2,926,102)	$(2,705,258)

% of Net Revenues	87%	7%	4%	2%	—	—	100%

a.	Results for Y3-06 and Q3-06 include operating results for CinemasOnline which was acquired on November 23, 2005.

b.	Does not include Hollywood Media’s 50% interest in NetCo Partners, which is accounted for under the equity method of accounting, and included in “equity in earnings of investees” on the condensed consolidated statement of operations.
Composition of our segments is as follows:
•	Broadway Ticketing — sells tickets via Broadway.com, 1-800-BROADWAY, Theatre.com, and TDI to live theater events for Broadway, Off-Broadway and London theatre, and hotel and restaurant packages, to consumers, domestic and international travel professionals including travel agencies and tour operators, and educational institutions.

•	Data Business — licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of live events for over 10,000 venues and approximately 110,000 events per month including concerts, sporting events, festivals, fairs and shows, touring companies, company playhouses and dinner theaters to media, wireless and Internet companies) and ExhibitorAds (which creates exhibitor-paid directory ads for insertion in newspapers in the U.S. and provides other exhibitor marketing services).

•	Ad Sales — sells advertising on Hollywood.com, Broadway.com and MovieTickets.com and also includes CinemasOnline which sells advertising on cinema and live theatre websites in the U.K. Hollywood.com receives commissions on the ads it sells on Movietickets.com.

•	Intellectual Properties — owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes a 51% interest in Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners.

•	Cable TV — comprised of Hollywood.com Television and Broadway.com Television, Free-VOD channels that offer interactive entertainment information with on-demand video content to subscribers in certain cable TV systems.

•	Other — is comprised of corporate-wide expenses such as audit fees, proxy costs, insurance, accounting, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls.
Results of Discontinued Operations
     On August 25, 2006, Hollywood Media sold to The New York Times Company (“The New York Times”) all of the outstanding capital stock of its wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000, subject to a potential post-closing adjustment described below. Of the purchase price, $3.5 million is being held in escrow for twelve months following the closing to cover potential indemnification claims by The New York Times under the terms of the Purchase Agreement. The purchase price is subject to a potential post-closing adjustment based on the closing date working capital and net debt of the businesses sold.
     BAC was the subsidiary of Hollywood Media which owned (i) Hollywood Media’s Baseline StudioSystems business unit (“Baseline”) and (ii) the Germany-based Screenline business of Hollywood Media (“Screenline”). Baseline is a database and research service offering specialized information and online applications to its subscribing users and licensees, which subscribers and licensees include movie and TV studios and production companies, distributors, producers, screenwriters, news organizations and websites. Baseline’s film and television database contains motion picture and TV information, including data about film and television productions and entertainment industry professionals. Screenline, a German company acquired by Hollywood Media in June 2006, aggregates weekly box office data for more than 30 international territories and countries, as well as film synopses, cast and crew lists, release dates and budget information in English, German and Spanish. Baseline and Screenline constituted a portion of Hollywood Media’s Data Business Division. This sale to The New York Times did not include the other components of Hollywood Media’s Data Business called the Source business which consists of CinemaSource, EventSource and ExhibitorAds. See Note 4 of Notes to Condensed Consolidated Financial Statements for further information.
     Pursuant to SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the condensed consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of Baseline as discontinued operations.
     Following are components of the net results of discontinued operations for the nine and three months ended September 30, 2006 and 2005. The 2006 periods cover only the periods up to the date on which the business was sold (August 25, 2006), whereas the 2005 periods include the operations for the entire period.

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Operating revenue	$3,687,247	$3,877,460	$830,689	$1,362,887

Income from discontinued operations	$630,566	$480,782	$155,696	$232,122
Gain on sale of discontinued operations	16,863,911	—	16,863,911	—

Discontinued operations, net of tax	$17,494,447	$480,782	$17,019,607	$232,122

CONTINUING OPERATIONS
NET REVENUES
     Total net revenues were $80,149,758 for Y3-06 as compared to $63,211,345 for Y3-05, an increase of $16,938,413 or 27%, and $26,039,842 for Q3-06 as compared to $19,552,530 for Q3-05, an increase of $6,487,312 or 33%. The increase in revenue from Y3-05 to Y3-06 was primarily due to a 179% revenue increase in Ad Sales, a 21% revenue increase in Broadway Ticketing, and a 18% revenue increase in Data Business, which was partially offset by a 41% revenue decrease in Intellectual Properties. The increase in revenue from Q3-05 to Q3-06 was primarily due to a 194% revenue increase in Ad Sales, a 27% increase in Broadway Ticketing, and a 16% revenue increase in Data Business, which was partially offset by a 39% revenue decrease in Intellectual Properties. The increase in Ad Sales is primarily due to the November 2005 acquisition of CinemasOnline which contributed $3,602,511 and $1,218,409 in Y3-06 and Q3-06, respectively, and an overall increase in ad sales on Hollywood.com and Broadway.com. In Y3-06 net revenues were derived 84% from Broadway Ticketing, 9% from Ad Sales, 6% from Data Business, and 1% from Intellectual Properties. In Q3-06 net revenues were derived 83% from Broadway Ticketing, 10% from Ad Sales, 6% from Data Business, and 1% from Intellectual Properties. In Y3-05 net revenues were derived 88% from Broadway Ticketing, 6% from Data Business, 4% from Ad Sales, and 2% from Intellectual Properties. In Q3-05 net revenues were derived 87% from Broadway Ticketing, 7% from Data Business, 4% from Ad Sales, and 2% from Intellectual Properties.
     Broadway Ticketing net revenues were $66,980,245 and $55,303,893 for Y3-06 and Y3-05, respectively, an increase of $11,676,352 or 21%, and $21,543,990 and $16,945,816 for Q3-06 and Q3-05, respectively, an increase of $4,598,174 or 27%. The increase in Broadway Ticketing net revenues in Y3-06 and Q3-06 over Y3-05 and Q3-05, respectively, is attributable to Broadway.com and 1-800-BROADWAY revenues which increased to $47,021,137 and $16,729,402 in Y3-06 and Q3-06, respectively, compared to $44,652,224 and $15,648,053 in Y3-05 and Q3-05, respectively, representing increases of $2,368,913 or 5% in Y3-06 and $1,081,349 or 7% in Q3-06. This increase in revenue is partially attributable to a combination of price and order increases and to changes in our marketing and advertising strategies as well as growth in tourism in New York City. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London’s West End both online via Broadway.com and Theatre.com and offline via 1-800-BROADWAY. Ticketing revenue is recognized on the date of performance of the show. Ticketing revenue received for performances yet to take place is recorded as deferred revenue in our condensed consolidated balance sheet.

     Data Business net revenues, which includes our Source business (CinemaSource, EventSource, ExhibitorAds), were $4,761,787 for Y3-06 as compared to $4,021,994 for Y3-05, an increase of $739,793 or 18%, and $1,648,189 for Q3-06 as compared to $1,416,034 for Q3-05, an increase of $232,155 or 16%. Those increases in Data Business revenue in Y3-06 and Q3-06 over Y3-05 and Q3-05, respectively, are attributable to additional licensing agreements entered into in our Data Business and an aggregate increase in license fees payable to us from our existing customers. Revenue for CinemaSource and EventSource is generated by the licensing of movie and event showtimes and other information to media outlets, internet companies, wireless companies and telephone companies including newspapers such as The New York Times, and Internet companies including AOL’s Moviefone and City Guide, MSN, and Yahoo!. Revenue for ExhibitorAds is generated by creating movie theater exhibitor paid directory ads for insertion in newspapers and the handling of email newsletters for exhibitors.
     Ad Sales net revenue was $7,607,721 for Y3-06 as compared to $2,724,307 for Y3-05, an increase of $4,883,414 or 179%, and $2,570,826 and $873,510 for Q3-06 and Q3-05 respectively, an increase of $1,697,316 or 194%. The increase in ad sales in Y3-06 and Q3-06 is primarily attributable to the acquisition of CinemasOnline in November 2005 and continued growth of ad sales on Hollywood.com and Broadway.com as well as increased commission revenue due to higher ad sales on MovieTickets.com. CinemasOnline revenue in Y3-06 and Q3-06 was $3,602,511 and $1,218,409, respectively. Ad Sales revenue is generated from the sale of sponsorships and advertisements on Hollywood.com and Broadway.com, advertisements generated by CinemasOnline, and commissions on ad sales which Hollywood.com sells for placement on MovieTickets.com.
     Net revenues from our Intellectual Properties division were $683,405 for Y3-06 as compared to $1,161,151 for Y3-05, a decrease of $477,746 or 41%, and $194,237 for Q3-06 as compared to $317,170 for Q3-05, a decrease of $122,933 or 39%. The decrease in revenues was attributable to the timing of the delivery of manuscripts as fewer manuscripts were delivered in Y3-06 and Q3-06 as compared to Y3-05 and Q3-05 and to sluggishness in the publishing industry. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter-to-quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income (loss) is included in “equity in earnings (losses) of investees” on our Condensed Consolidated Statement of Operations in this Form 10-Q report.
EQUITY IN EARNINGS (LOSSES) OF INVESTEES
     Equity in earnings (losses) of investees consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
NetCo Partners (a)	$(1,550)	$531,907	$218	$2,487
MovieTickets.com (b)	—	—	—	—

	$(1,550)	$531,907	$218	$2,487

     (a) NetCo Partners
     NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of earnings was a net loss of $1,550 for Y3-06 compared to earnings of $531,907 for Y3-05, a decrease of $533,457. Hollywood Media’s 50% share of earnings was a net gain of $218 recorded for Q3-06 as compared to earnings of $2,487 for Q3-05, for a decrease of $2,269 or 91%. Revenues vary quarter-to-quarter dependent on timing of deliveries of manuscripts to the publisher.
     (b) MovieTickets.com
     Hollywood Media owned 26.2% of the total equity in the MovieTickets.com, Inc. joint venture at September 30, 2006. Hollywood Media records its investment in MovieTickets.com, Inc. under the equity method of accounting, recognizing its percentage of ownership of MovieTickets.com income or loss as equity in earnings of investees. Hollywood Media shared in 26.2% of the losses or income generated by the joint venture during Q3-06. We have not recorded any of our share of the joint venture’s results of operations in Q3-06 and Q3-05 or in Y3-06 and Y3-05 related to our investment in MovieTickets.com because the investment has been reduced to zero. Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not guaranteed to fund future losses, if any, generated by MovieTickets.com. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising.
OPERATING EXPENSES
     Cost of revenue — ticketing. Cost of revenue — ticketing was $56,026,353 for Y3-06 compared to $47,506,187 for Y3-05 for an increase of $8,520,166 or 18%. Cost of revenue-ticketing for Q3-06 was $18,101,600 compared to $14,487,717 for Q3-05 for an increase of $3,613,883 or 25%. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals. As a percentage of ticketing revenue, cost of revenue — ticketing was 84% and 86% for Y3-06 and Y3-05, respectively, and 84% and 85% for Q3-06 and Q3-05, respectively. The decrease in cost of revenue as a percentage of ticketing revenue in Y3-06 and Q3-06 compared to Y3-05 and Q3-05 was due in part to a greater proportion of higher margin consumer ticket sales and an increase in sellables (e.g., insurance, restaurant vouchers).
     Editorial, production, development and technology. Editorial, production, development and technology costs primarily consists of payroll and related expenses for the editorial and production staff responsible for creating content on Hollywood Media’s websites for our Ad Sales, Data Business, and Cable TV segments. These expenses include Internet access and computer related expenses for the support and delivery of our information services, and fees and royalties paid to authors and co-editors for the intellectual properties segment. Editorial, production, development and technology costs for Y3-06 were $5,178,213 compared to $3,371,425 for Y3-05, an increase of $1,806,788 or 54%. Q3-06 costs were $1,818,154 compared to $1,210,263 for Q3-05, an increase of $607,891 or 50%. As a percentage of revenues from our Ad Sales, Data Business, Cable TV and Intellectual Properties segments, these costs were 39% for Y3-06 and 43% for Y3-05, and 40% and 46% for Q3-06 and Q3-05, respectively, representing decreases as a percentage of revenues due to the lower incremental costs associated with the increased revenue in the Data Business segment along with the increase in gross margin for the Ad Sales segment offset by increasing costs to the Cable TV segment.
     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist of occupancy costs, production costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising representative firms and other parties). SG&A expenses for Y3-06 were $11,051,113 compared to $8,282,768 for Y3-05 for an increase of $2,768,345, or 33%. The SG&A expenses for Q3-06 were $3,722,933 compared to $2,480,365 for Q3-05, an increase of $1,242,568, or 50%. As a percentage of net revenues, SG&A expenses were 14% and 13% for Y3-06 and Y3-05, respectively, and were 14% and 13% for Q3-06 and Q3-05, respectively. The increase in SG&A expenses in Y3-06 as compared to Y3-05 was due primarily to an increase of $1,100,000 in advertising expense in the Broadway Ticketing segment, an increase of $1,000,000 in consulting expense, an increase in bad debt expense of $211,000, excluding CinemasOnline, an increase of $121,000 in occupancy expense and an increase in travel expense of $128,000, offset by decreases in Sarbanes Oxley consulting fees of $624,000 and legal fees of $183,000. In addition, the acquisition of CinemasOnline in November 2005 increased SG&A expense in Y3-06 by $698,000 as compared to Y3-05. The increase in SG&A expenses in Q3-06 as compared to Q3-05 was due primarily to an increase of $523,000 in advertising expense in the Broadway Ticketing and Ad Sales segments, an increase of $329,000 in expenses primarily related to outsourcing of information technology and accounting process improvements, an increase in bad debt expense of $83,000, excluding CinemasOnline, an increase of $59,000 in occupancy expense and an increase in travel expense of $46,000 offset by a decrease in Sarbanes-Oxley consulting fees of $109,000. In addition, the acquisition of CinemasOnline in November 2005 increased SG&A expense in Q3-06 by $216,000 as compared to Q3-05.
     We are continuing to develop and implement efficiency improvements and cost-savings measures anticipated to reduce or better control various elements of SG&A expenses, including certain overhead reductions, improved accounting systems, and the installation of a new, more robust Broadway ticketing software system to streamline our ticketing functionality and improve efficiencies. These various cost-saving measures are being incrementally implemented during 2006 and 2007 and we expect to realize additional savings in applicable expenses over time as the initiatives increasingly take hold. As part of these cost-saving measures, we have outsourced part of our information technology services to India and are implementing additional offshore outsourcing initiatives intended to achieve significant reductions in certain SG&A expenses relating to our Data Business segment and information technology services. These measures should also help us control portions of our payroll and benefits costs (discussed below).
     Payroll and Benefits.
     Payroll and benefits expenses include payroll and benefits and other types of compensation costs as well as human resources and administrative functions.
     Payroll and benefits expenses for Y3-06 were $11,612,008 compared to $11,173,726 for Y3-05 for an increase of $438,282 or 4%. Payroll and benefits expenses for Q3-06 were

$3,755,431 compared to $3,727,895 for Q2-05 for an increase of $27,536 or 1%. As a percentage of net revenues, payroll and benefits expenses were approximately 14% and 18% for Y3-06 and Y3-05, respectively, and 14% and 19% for Q3-06 and Q3-05, respectively.
     The increase in costs from Y3-06 as compared to Y3-05 relating to payroll and benefits was due primarily to the payroll and benefits of $617,001 associated with CinemasOnline, an acquisition made in the fourth quarter of 2005, offset by decreases associated with outsourcing of information technology to India.
     The increase in costs from Q3-06 as compared to Q3-05 relating to payroll and benefits was due primarily to the payroll and benefits of $206,865 associated with CinemasOnline, an acquisition made in the fourth quarter of 2005, offset by decreases in information systems personnel due to outsourcing.
     See the discussion of cost-savings measures described above under “Selling, general and administrative” which includes descriptions of initiatives that we expect to help control some of the costs included in Payroll and Benefits, including outsourcing and other system efficiencies.
     Depreciation and Amortization.
     Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, equipment under capital leases and amortization of leasehold improvements, goodwill and intangibles. Depreciation and amortization expense was $1,504,899 for Y3-06 as compared to $1,151,395 for Y3-05 for an increase of $353,504 or 31%. Q3-06 depreciation and amortization expense was $493,411 compared to $351,548 for Q3-05, a decrease of $141,863 or 40%. The net increase in depreciation and amortization expenses from Y3-06 as compared to Y3-05 was primarily attributable to amortization of additional intangibles acquired with CinemasOnline, offset in part by certain reductions due to certain intangibles becoming fully amortized prior to June 30, 2006.
     Interest, net.
     Interest, net was $1,609,114 for Y3-06, as compared to $132,310 for Y3-05, and $425,152 for Q3-06 as compared to $42,277 for Q3-05. The increase in interest expense of $1,476,804, or 1,116%, in Y3-06 over Y3-05 and $382,875, or 906%, for Q3-06 over Q3-05 was primarily attributable to the issuance of $7,000,000 in senior unsecured notes on November 23, 2005, resulting in higher interest expense in 2006.
     Other, net.
     Other, net was a gain of $528,374 for Y3-06 as compared to a gain of $29,260 for Y3-05 and $217,047 for Q3-06 as compared to $4,364 for Q3-05. The increase of $499,114, or 1,706% and $212,683, or 4,874%, in Other, net in Y3-06 as compared to Y3-05 and Q3-06 as compared to Q3-05, respectively, was primarily attributable to the change in the fair value marked-to-market through earnings for the derivative liability associated with the senior unsecured notes issued in November 2005.

LIQUIDITY AND CAPITAL RESOURCES
     Hollywood Media’s cash and cash equivalents were $27,351,493 at September 30, 2006 as compared to $6,926,313 at December 31, 2005, an increase of $20,425,180. This increase was due primarily to the cash proceeds received from Hollywood Media’s sale of its Baseline StudioSystems business unit in August 2006, offset in part by an $1,910,418 increase in Broadway ticketing inventory held for sale. Our net working capital (defined as current assets less current liabilities) was $17,181,610 at September 30, 2006 as compared to a deficit of $3,929,668 at December 31, 2005. This increase in net working capital of $21,111,278 was due primarily to the proceeds from the sale of Baseline StudioSystems, offset in part by the $6,046,484 reclassification of senior unsecured notes to current liabilities in Q3-06.
     Net cash used in operating activities for continued operations was $5,026,785 and $5,605,818 during Y3-06 and Y3-05, respectively, which cash usage for Y3-06 included, among other things, $1,910,418 to purchase Broadway ticketing inventory held for sale during 2006. Net cash provided by investing activities for continued operations was $24,624,332 for Y3-06 compared to net cash used in investing activities of $768,267 for Y3-05, which cash usage for Y3-06 included, among other things $25,695,214 in sale proceeds, net of costs, related to the sale of the Baseline operation, partially offset by $832,320 in expenditures for computer equipment and other capital assets and $153,517 for acquisition of certain intangible assets for the Ad Sales division. Net cash provided by financing activities from continuing operations was $327,907 and $2,228,519 during Y3-06 and Y3-05, respectively, which cash proceeds for Y3-06 included among other things, $371,684 in proceeds from option and warrant exercises net of issuance costs partially offset by $43,777 in capital lease payments.
Sale of Baseline StudioSystems Business Unit to The New York Times Company
     On August 25, 2006, Hollywood Media, entered into and simultaneously closed on a definitive stock purchase agreement (the “Purchase Agreement”) with The New York Times Company, a New York corporation (“The New York Times”), pursuant to which The New York Times purchased all of the outstanding capital stock of Hollywood Media’s wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000. BAC was the subsidiary of Hollywood Media which owned Hollywood Media’s Baseline business unit. Baseline constituted a portion of Hollywood Media’s Data Business Division. This sale to The New York Times did not include the other components of Hollywood Media’s Data Business (e.g., CinemaSource, EventSource and ExhibitorAds). $3.5 million dollars of the purchase price is being held in escrow for twelve months following the closing to cover potential indemnification claims by The New York Times under the terms of the Purchase Agreement. The purchase price is subject to potential post-closing adjustment based on the closing date working capital and net debt of the businesses sold. The post closing adjustment, as per the agreement, is expected to be settled within 120 days of closing, and such adjustment is not expected to be material. Hollywood Media’s expenditures relating to the sale included approximately $1.5 million in fees and expenses payable to Hollywood Media’s financial advisor, J.P. Morgan Securities, Inc., and approximately $2.8 million in sale-related contractual bonuses payable under performance formulas in preexisting employment agreements with the two principal managers of Baseline. These managers are no longer employees of Hollywood Media and Hollywood Media has no further obligations under these employment agreements. For additional information about this transaction, see Note 4 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements contained in this Form 10-Q Report.

2004 Private Placement
     In February 2004, Hollywood Media completed a private placement of common stock, which included the issuance of 5,773,355 shares of common stock to investors and five-year warrants to purchase an aggregate of 1,732,006 shares of common stock with an exercise price of $2.84 per share. Hollywood Media’s net cash proceeds from the private placement were approximately $15.1 million after deduction of expenses in connection with the transaction. Hollywood Media received approximately $18,403 and $803,664 net of placement agent commission, from the exercise of a portion of these warrants during 2006 and 2005, respectively.
Senior Unsecured Notes Issued in 2005
     On November 23, 2005, Hollywood Media issued and sold $7,000,000 aggregate principal amount of its Senior Unsecured Notes (the “Senior Notes”) for aggregate gross cash proceeds of $7,000,000. The notes carry an 8% interest rate and an initial 12 month term, on which interest is payable in quarterly installments commencing December 31, 2005. The principal is payable in cash or, at Hollywood Media’s option, in shares of Hollywood Media’s common stock valued on a per share basis at a 5% discount from the 20-day volume-weighted average market price per share of the common stock (“VWAP”) as of the payment date, subject to certain conditions to such option including but not limited to the requirement that the shares be registered for resale. Hollywood Media’s proceeds related to the issuance, net of issuance costs, was $6,595,690. The holders of the Senior Notes also received warrants to purchase 700,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share. In March 2006, Hollywood Media exercised its option under the terms of the Senior Notes, to extend the maturity date of the Senior Notes to May 23, 2007 in exchange for the delivery of additional five-year warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock with exercise price per share at $4.29. The Senior Notes are not convertible at the option of the holders.
Conversion of the Convertible Debenture due May 22, 2006
     On May 22, 2006, the remaining $1,000,000 principal amount of the 6% Senior Convertible Debentures due May 22, 2006 (the “Debentures”) was converted into shares of Hollywood Media’s common stock at a conversion price of $3.20 per share. As a result of such conversion, at September 30, 2006, Hollywood Media had a $0 principal amount of the Debentures outstanding.
Outlook
     The increase in cash and cash equivalents during Q3-06 is a source of capital we are utilizing for our business activities. The growth of our businesses, including our data syndication, ticketing and Ad Sales operations has required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate would be satisfied from our cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements through the end of the twelve-month period ending September 30, 2007. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to offset operating expenses.

     In 2005, Hollywood Media invested approximately $3.9 million in cash to consummate its acquisition of U.K. based CinemasOnline for integration with our Source Business and our Ad Sales division.
     Our capital expenditures during Y3-06 (excluding discontinued operations) were $832,320. We currently anticipate additional capital expenditures in 2006 to be approximately $500,000 for various systems and equipment upgrades. These anticipated 2006 capital expenditures do not include any estimates for potential business acquisitions.
     See “Selling, General and Administrative” above regarding our ongoing implementation of cost-saving measures including offshore outsourcing.
Off-Balance Sheet Arrangements
     At September 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”
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
     Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,230,897 and $1,756,254 at September 30, 2006 and December 31, 2005, respectively. The net decrease is primarily attributable to a decrease in the allowance of $786,396 in CinemasOnline offset by an increase of $223,018 in the Broadway Ticketing Division. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.
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
     Self-Insurance Accruals
     Hollywood Media maintains an accrual for self-insured retentions for its health benefits programs and limits its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company’s self-insurance liability, management considers a number of factors, which include historical claim experience. The self-insurance program was initiated in June 2004 and the Company has recorded the maximum amount of potential liability under the stop-loss insurance coverage due to the lack of historical claims experience data available for the current health care plan.
     Impairment of Long-Lived Assets
     Effective December 31, 2001, Hollywood Media adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS No. 144 superseded SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”) and the accounting and reporting provisions of APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” (“APB 30”) for the disposal of a segment of a business. Consistent with SFAS 121, SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.
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
     In June 2001, the Financial Accounting Standards Board issued SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets acquired after June 30, 2001 were no longer subject to amortization. Goodwill and intangibles with indefinite lives acquired prior to June 30, 2001 ceased to be amortized beginning January 1, 2002. In addition, SFAS 142 changed the way we evaluated goodwill and intangibles for impairment. Beginning January 1, 2002, goodwill and certain intangibles are no longer amortized; however, they are subject to evaluation for impairment at least annually using a fair value based test. The fair value based test is a two-step test. The first step involved comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if and to the extent that the carrying value of goodwill exceeded the implied value.
     As prescribed by SFAS 142, we completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date in 2005, 2004 and 2003 and there were no adjustments to the carrying value of long-lived assets other than the asset write downs discussed in Note 8 — Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of the Form 10-K for the year ended December 31, 2005. As of September 30, 2006 and as of the date of this 10-Q report, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would not result in the impairment of goodwill of any reporting unit.
Inflation and Seasonality
     Although we cannot accurately determine the precise effects of inflation, we do not believe inflation has a material effect on revenue or results of operations. We consider our business to be somewhat seasonal and expect net revenues to be generally higher during the second and fourth quarters of each fiscal year for our Tekno Books book licensing business as a result of the general publishing industry practice of paying royalties semi-annually. The Broadway Ticketing Business is also effected by seasonal variations with net revenues generally higher in the second quarter as a result of increased sales volumes due to the Tony Awards© and in the fourth quarter due to increased sales volume during the holiday period. In addition, although not seasonal, our Intellectual Properties division and NetCo Partners both experience fluctuations in their respective revenue streams, earnings and cash flow as a result of the amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. The recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

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
     We have an investment in several subsidiaries in the United Kingdom and sell our services into this foreign market. Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for the United Kingdom at September 30, 2006 and December 31, 2005 of U.S. dollar equivalents was $133,933 and $9,847, respectively.
     Our United Kingdom subsidiaries sell services and pay for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $121,841 for the quarter ended September 30, 2006.
     As the assets, liabilities and transactions of our United Kingdom subsidiaries are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of $6,202 on the operating loss for the quarter ended September 30, 2006. However, a larger decline in the British foreign currency could have a larger and possibly material adverse affect.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of September 30, 2006, to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii)

accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.
     As previously reported in Hollywood Media’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2006, Hollywood Media’s management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2005 and included its Report on Internal Control Over Financial Reporting in such Form 10-K. The Report on Internal Control Over Financial Reporting concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business, which are more fully described in such Form 10-K, constituted a material weakness in Hollywood Media’s internal control over financial reporting. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2006, Hollywood Media had not fully remediated this material weakness.
Changes in Internal Control Over Financial Reporting
     There have been no changes in Hollywood Media’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Hollywood Media’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See “Note (12) — CERTAIN COMMITMENTS AND CONTINGENCIES — Litigation” in the Notes to Condensed Consolidated Financial Statements contained in Part I of this 10-Q Report.
ITEM 1A. RISK FACTORS
     Management has not identified any material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     The following securities were issued by Hollywood Media during the quarter ended September 30, 2006, in transactions that were not registered under the Securities Act of 1933:
     On September 15, 2006, Hollywood Media issued 62,500 shares of common stock for an aggregate cash price of $177,500, upon exercise of warrants issued in its February 2004 private placement.
     The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof and/or Regulation D thereunder, based upon investment representations to Hollywood Media.
Issuer Repurchases of Equity Securities
     Hollywood Media did not repurchase any shares of its common stock during the quarter ended September 30, 2006.

ITEM 5. OTHER INFORMATION
Entry into a Material Definitive Agreement.
Amended and Restated Employment Agreement with Matt Kupchin.
     On November 8, 2006, Hollywood Media and its Broadway Ticketing division subsidiaries Theater Direct NY, Inc. (“TDI”) and Broadway.com, Inc. (“Broadway”) entered into an employment agreement with Mr. Matt Kupchin, the President and Chief Operating Officer of each of TDI and Broadway, which amended and restated in its entirety the original three-year employment agreement entered into between Hollywood Media, TDI, Broadway and Mr. Kupchin on May 24, 2005. Mr. Kupchin has served as the President and Chief Operating Officer of TDI since August 11, 2003. Pursuant to the original employment agreement, Mr. Kupchin receives a current annual base salary of $250,000, which is subject to annual increases of $25,000.
     In addition to the terms of the original employment agreement, the “change of control” bonus contained in the original employment agreement has been revised in the amended and restated employment agreement to provide that Mr. Kupchin will be entitled to receive one of the following bonuses, but not both, depending on which of the bonuses, if any, is first triggered: (i) upon the consummation of the sale of the Broadway Ticketing division pursuant to a Sale Transaction (as such term is defined in the amended and restated employment agreement), Mr. Kupchin shall be entitled to receive a lump sum payment in cash equal to the greater of (a) $1,000,000 or (b) 2% of the Net Proceeds (as such term is defined in the amended and restated employment agreement) paid to Hollywood Media or any of its affiliates pursuant to such Sale Transaction, subject to the additional terms set forth in the amended and restated employment agreement; or (ii) upon the consummation of a Change of Control of HMC (as such term is defined in the amended and restated employment agreement), Mr. Kupchin shall be entitled to receive a lump sum payment in cash equal to the greater of (a) $1,000,000 or (b) an amount equal to two times the salary and bonuses paid to Mr. Kupchin pursuant to the amended and restated employment agreement during the twelve consecutive calendar months immediately preceding the date of such Change of Control of HMC, subject to the additional terms set forth in the amended and restated employment agreement.
     If a Sale Transaction or Change of Control of HMC occurs while Mr. Kupchin is actively employed by TDI and Broadway, then, if requested by TDI and Broadway, Mr. Kupchin agrees to continue his employment with TDI and Broadway for a period of up to one (1) year following the date of the Sale Transaction or Change of Control pf HMC, as applicable, irrespective of the length of time remaining in the Employment Period (as such term is defined in the amended and restated employment agreement).
     Mr. Kupchin will also be entitled to receive the applicable bonus described above if his employment is terminated without Cause (as such term is defined in the amended and restated employment agreement) within six months prior to the date of any Sale Transaction or Change of Control of HMC, as applicable.
     The above summary of employment terms is qualified in its entirety by reference to the amended and restated employment agreement between Hollywood Media, TDI, Broadway and Mr. Kupchin, a copy of which is attached hereto as Exhibit 10.2 to this Current Report and which is incorporated by reference in this Item 5 in its entirety.

Advance Notice Requirements for Director Nominations and Proposals from Shareholders.
     As previously reported in Item 5.03 of Hollywood Media’s Form 8-K report filed with the SEC on September 5, 2006, on September 1, 2006 the Board of Directors of Hollywood Media approved an amendment and restatement of its bylaws (the “Bylaws”). These amendments to the Bylaws included the addition of new Sections 16 and 17 to Article Two of the Bylaws, to establish advance notice requirements for shareholder proposals and director nominations, respectively. Set forth below is the text of such Sections 16 and 17, in order to provide a description of the procedures to be followed by shareholders in submitting proposals and nominations. The complete amended and restated Bylaws are filed as exhibit 3.1 to the above-referenced Form 8-K. In Sections 16 and 17 of the Bylaws below, the term “Corporation” means Hollywood Media Corp., a Florida corporation, the term “Board of Directors” means the Board of Directors of Hollywood Media, the term “Secretary” refers to the duly appointed officer of Hollywood Media holding the office of Secretary of Hollywood Media; and the term “Exchange Act” means the Securities Exchange Act of 1934, as amended.
     Section 16. Notice of Shareholder Business At Annual Meeting.
     (a) No business may be transacted at an annual meeting of shareholders, other than business that is either (i) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors (or any duly authorized committee thereof), (ii) otherwise properly brought before the annual meeting by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (iii) otherwise properly brought before the annual meeting by any shareholder of the Corporation (A) who is a shareholder of record on the date of the giving of the notice provided for in this Section 16 and on the record date for the determination of shareholders entitled to vote at such annual meeting and (B) who complies with the notice procedures set forth in this Section 16.
     (b) In addition to any other applicable requirements, for business to be properly brought before an annual meeting by a shareholder, such shareholder must have given timely notice thereof in proper written form to the Secretary of the Corporation. To be timely, a shareholder’s notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Corporation not less than one hundred and twenty (120) days nor more than one hundred and fifty (150) days prior to the anniversary date of the immediately preceding annual meeting of shareholders; provided, however, that in the event that the annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the shareholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which notice of the date of the annual meeting was mailed or public announcement of the date of the annual meeting was made by the Corporation, whichever first occurs. To be in proper written form, a shareholder’s notice to the Secretary must set forth as to each matter such shareholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of such shareholder, (iii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such shareholder, (iv) a description of all arrangements or understandings between such shareholder and any other person or persons (including their names) in connection with the proposal of such business by such shareholder and any material interest of such shareholder in such business, (v) a representation by the notifying shareholder to the Corporation that such shareholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting, and (vi) any other information relating to such shareholder and/or proposed business that would be required to be disclosed in a proxy statement (or other filings required to be made) in connection with solicitations of proxies for approval of such a proposal pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder (this clause (vi) applies whether or not a proxy statement is filed). For purposes of this Section 16, “public announcement” shall mean disclosure in a press release reported by PR Newswire, the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities Exchange Commission pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended.
     (c) No business shall be conducted at the annual meeting of shareholders except business brought before the annual meeting in accordance with the procedures set forth in this Section 16, provided, however, that, once business has been properly brought before the annual meeting in accordance with such procedures, nothing in this Section 16 shall be deemed to preclude discussion by any shareholder of any such business. If the person presiding at an annual meeting (as provided in Section 4 of this Article) determines that business was not properly brought before the annual meeting in accordance with the foregoing procedures, such person shall declare to the meeting that the business was not properly brought before the meeting and such business shall not be transacted.
     Section 17. Nomination of Directors.
     (a) Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors of the Corporation. Nominations of persons for election to the Board of Directors at any annual meeting of shareholders, or at any special meeting of shareholders called for the purpose of electing directors, may be made (i) by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (ii) by any shareholder of the Corporation (A) who is a shareholder of record on the date of the giving of the notice provided for in this Section 17 and on the record date for the determination of shareholders entitled to vote at such meeting and (B) who complies with the notice procedures set forth in this Section 17.
     (b) In addition to any other applicable requirements, for a nomination to be made by a shareholder, such shareholder must have given timely notice thereof in proper written form to the Secretary of the Corporation. To be timely, a shareholder’s notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Corporation: (i) in the case of an annual meeting, not less than one hundred and twenty (120) days nor more than one hundred and fifty (150) days prior to the anniversary date of the immediately preceding annual meeting of shareholders (provided, however, that in the event that the annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the shareholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which notice of the date of the annual meeting was mailed or public announcement of the date of the annual meeting was made by the Corporation, whichever first occurs); and (ii) in the case of a special meeting of shareholders called for the purpose of electing directors, not later than the close of business on the 10th day following the day on which notice of the date of the special meeting was mailed or public announcement of the date of the special meeting was made by the Corporation, whichever first occurs. For purposes of this Section 17, “public announcement” shall mean disclosure in a press release reported by PR Newswire, the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities Exchange

Commission pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended.
     To be in proper written form, a shareholder’s notice to the Secretary must set forth: (i) as to each person whom the shareholder proposes to nominate for election as a director (A) the name, age, business address and residence address of the person, (B) the principal occupation or employment of the person, (C) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by the person and (D) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder; and (ii) as to the shareholder giving the notice (A) the name and record address of such shareholder, (B) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such shareholder, (C) a description of all arrangements or understandings between such shareholder and each proposed nominee and any other person or persons (including their names) in connection with the nomination(s) or pursuant to which the nomination(s) are to be made by such shareholder, (D) a representation by the notifying shareholder to the Corporation that such shareholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice and (E) any other information relating to such shareholder and/or such nominee(s) that would be required to be disclosed in a proxy statement (or other filings required to be made) in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder (this clause (E) applies whether or not a proxy statement is filed). Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.
     (c) No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the procedures set forth in this Section 17. If the person presiding at the meeting (as provided in Section 4 of this Article) determines that a nomination was not made in accordance with the foregoing procedures, such person shall declare to the meeting that the nomination was defective and such defective nomination shall be disregarded.
     (d) This Section 17 does not apply to the Board of Directors with respect to the Board of Directors’ filling of a vacancy on the Board of Directors by action of the Board of Directors without the vote or consent of the shareholders as permitted by law or under Article Three of these Bylaws.

ITEM 6. EXHIBITS

Exhibit	Description	Location

3.1	Amended and Restated Bylaws of Hollywood Media Corp., dated as of September 1, 2006	(1)
4.1	Amendment No. 2, dated as of September 1, 2006, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended December 9, 2002, between Hollywood Media Corp. and American Stock Transfer & Trust Company	(1)
10.1	Stock Purchase Agreement, dated as of August 25, 2006, by and between The New York Times Company and Hollywood Media Corp.	(2)
10.2	Amended and Restated Employment Agreement, dated November 8, 2006, by and among Hollywood Media Corp., Theatre Direct NY, Inc., Broadway.com, Inc. and Mr. Matt Kupchin	(*	)
31.1	Certification of Chief Executive Officer (Section 302)	(*	)
31.2	Certification of Chief Accounting Officer (Principal financial and accounting officer) (Section 302)	(*	)
32.1	Certification of Chief Executive Officer (Section 906)	(*	)
32.2	Certification of Chief Accounting Officer (Principal financial and accounting officer) (Section 906)	(*	)

*	Filed as an exhibit to this Form 10-Q

(1)	Incorporated by reference from the exhibit filed with Hollywood Media Corp.’s Form 8-K filed on September 5, 2006.

(2)	Incorporated by reference from the exhibit filed with Hollywood Media Corp.’s Form 8-K filed on August 28, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: November 9, 2006	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive Officer
(Principal executive officer)

Date: November 9, 2006	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer
(Principal accounting officer)