Form 10-K
period 2006-12-31
HOLLYWOOD MEDIA CORP
filed 2007-03-16
CIK 912544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Common stock, par value $.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained therein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates as of June 30, 2006, computed by reference to the last sale price of the common stock on June 30, 2006 as reported by Nasdaq, was $122,403,698, as calculated under the following assumptions. For purposes of this computation, all executive officers, directors, and beneficial owners of 10% or more of the registrant’s common stock known to the registrant, have been deemed to be affiliates, but such calculation should not be deemed to be an admission that such directors, officers or beneficial owners are, in fact, affiliates of the registrant.
As of March 13, 2007, there were 33,598,931 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders filed or to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

HOLLYWOOD MEDIA CORP.
FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2006

i

Item 14. Principal Accounting Fees and Services	93

PART IV

Item 15. Exhibits, Financial Statement Schedules	94
EX-21 SUBSIDIARIES OF HOLLYWOOD MEDIA
EX-23.1 CONSENT OF KAUFMAN, ROSSIN & CO. PA
EX-23.2 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          Certain statements in this Form 10-K or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. and Subsidiaries (“Hollywood Media”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-K or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:
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
 iii

PART I
Item 1. Business.
Overview
          Hollywood Media is a provider of information, data, news and other content, and ticketing to consumers and businesses covering the entertainment, Internet and media industries. We own and operate a number of business units focused on the entertainment and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from Broadway and London’s West End ticket sales to both individuals and groups, data syndication, subscription fees, content licensing fees, advertising, and book development license fees and royalties. Our Data Syndication business includes CinemaSource, EventSource, and ExhibitorAds, and previously included our Baseline/StudioSystems business unit (“Baseline”) until it was sold to The New York Times Company on August 25, 2006. Our Broadway Ticketing business includes Broadway.com, 1-800-Broadway and Theatre.com. These services supply media outlets with specific information on entertainment events, such as movies, live theater and concerts and sell tickets for live theater. Hollywood Media’s businesses also include an intellectual property business, as well as Hollywood.com and a minority interest in MovieTickets.com. In addition, Hollywood Media owns and operates the cable television network, Hollywood.com Television. In 2005, Hollywood Media acquired the CinemasOnline companies, which sell advertising on cinema and live theatre websites in the U.K. and Ireland, and provide other marketing services, including advertising sales on plasma screens placed in various U.K. and Irish venues.
          Major Business Divisions of Hollywood Media. The following summary descriptions of our major business divisions are followed by more detailed descriptions of such businesses.
          Data Syndication Division.
          Hollywood Media’s Data Syndication Division, also referred to as the Data Business, is a provider of integrated database information and complementary data services to the entertainment, Internet and media industries. The Data Business is currently comprised of the Source Business, which includes three related lines of business: CinemaSource, EventSource and ExhibitorAds, and previously included Baseline until it was sold on August 25, 2006. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for approximately 44,000 movie screens in the United States, Canada and the United Kingdom. EventSource compiles and syndicates detailed information on community events in numerous cities in the United States and United Kingdom, including concerts and other live performances, sporting events, festivals, fairs and shows. ExhibitorAds provides movie exhibitors with directory newspaper advertising services and other exhibitor marketing services, including preparing email newsletters and developing exhibitor websites utilizing theater showtimes data from CinemaSource.
          Broadway Ticketing Division.
          Hollywood Media’s Broadway Ticketing Division is comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct International and U.K.-based Theatre.com (collectively called “Broadway Ticketing”). Broadway tickets are sold online through our Broadway.com website and by telephone through our 1-800-BROADWAY number. Broadway Ticketing is also a live theater ticketing seller that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway and in London’s West End theatre district. We launched our U.K.-based Theatre.com in December 2005 with editorial coverage of London’s West End theatre and began selling ticketing to major London venues in February of 2006, based upon a similar model to selling tickets on Broadway.com. Broadway.com and Theatre.com features include shows’ opening night video and photo coverage, show reviews, celebrity interviews and theater columns, as well as show information pages, including casting, synopses and venue information.

          Ad Sales Divisions.
          Hollywood Media’s Ad Sales Division includes Hollywood.com, Broadway.com and CinemasOnline. Hollywood.com, a premier online entertainment destination, generates revenue by selling advertising on its website, and commissions received for advertising sold by the Hollywood.com ad sales team on MovieTickets.com. Hollywood.com features in-depth movie information, including movie previews, descriptions and reviews, movie showtimes listings, entertainment news, celebrity fan sites, celebrity photo galleries and an extensive multimedia library. Hollywood.com’s features also include audio podcasts and blogging. In addition to its Broadway ticket sales function, Broadway.com sells advertising and provides show previews and showtimes, show synopses, box office results, cast and crew credits and biographies, and an in-depth Tony Awards® area. CinemasOnline, a group of companies based in the U.K., maintains websites for cinemas and live theatres in the U.K. in exchange for the right to sell advertising on such websites. CinemasOnline also provides other marketing services, including advertising sales on plasma screens placed in various venues throughout the U.K. and Ireland such as hotels, car dealerships, cinemas and live theatres.
          Cable TV.
          Hollywood Media’s Cable TV Division includes Hollywood.com Television (“HTV”) and Broadway.com Television (“BTV”) which offer interactive entertainment and information with on-demand video content, previews, reviews, behind the scenes footage, interviews and coverage of entertainment industry events to cable company subscribers. HTV and BTV are Free-VOD (FVOD) channels that offer interactive entertainment information with on-demand video content to subscribers of certain cable TV systems. HTV is carried on certain cable TV systems including Cablevision Systems, Cox Communications, Comcast, Insight Communications, Mediacom, Charter and Bresnan. BTV is distributed by Cablevision on its New York area systems.
          Intellectual Properties Business.
          Our Intellectual Properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, frequently with best-selling authors. Tekno Books has worked with over 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow. Hollywood Media is also a 50% partner in NetCo Partners, a partnership that owns Tom Clancy’s NetForce. Hollywood Media also owns directly additional intellectual property created for it by various best-selling authors such as Mickey Spillane, Anne McCaffrey and others.
          MovieTickets.com, Inc.
          MovieTickets.com, Inc. is one of the two leading destinations for the purchase of movie tickets through the Internet. MovieTickets.com is an online ticketing service owned by a joint venture formed by Hollywood Media and several major movie exhibitor chains. Hollywood Media currently owns 26.2% of the equity of MovieTickets.com, Inc.
          Other Business and Financial Information. The following portions of this Business section of this Form 10-K contain more detailed information about our various business units, and “Item 1A – Risk Factors” below contains discussions of various related risks. Additional financial and other important information about Hollywood Media and our businesses is also contained elsewhere in this Form 10-K, including without limitation, the following portions of this Form 10-K: Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 8 – Financial Statements and Supplementary Data (including the Notes to Consolidated Financial Statements contained therein).

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
Data Syndication Division
          Hollywood Media’s Data Syndication Division, also referred to as the Data Business, is a provider of integrated database information and complementary data services to the entertainment, Internet and media industries. The Data Business is currently comprised of the Source Business, which includes three related lines of business: CinemaSource, EventSource and ExhibitorAds. The Data Business previously included our Baseline/StudioSystems business unit until it was sold to the The New York Times Company on August 25, 2006.
          CinemaSource. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for approximately 44,000 movie screens in the United States, Canada and the United Kingdom. Since its start in 1995, CinemaSource has substantially increased its operations and currently provides movie showtime listings to a customer base that includes newspapers such as The New York Times, wireless companies including Sprint PCS, AT&T Wireless, Cingular Wireless, Verizon and Vindigo, Internet companies including AOL’s Moviefone, AOL Cityguide, CitySearch, MSN, Google, Yahoo! and Lycos, and other media outlets. CinemaSource also syndicates entertainment news, movie reviews, and celebrity biographies. CinemaSource’s data is displayed by its customers in local newspapers, on websites and through cell phone services, to provide moviegoers with information for finding and choosing movies, theaters and showtimes. CinemaSource collects a majority of these movie listings through electronic mediums such as real-time direct connections to many exhibitor point-of-sale systems, email and FTP files, and collects additional listings through traditional mediums such as faxes and phone calls. Through annual and multi-year contracts, CinemaSource generates recurring revenue from licensing fees paid by its customers.
          EventSource. We launched the EventSource business in 1999 as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in numerous cities in the United States and the United Kingdom, including concerts and live music, sporting events, festivals, fairs and shows, touring companies, community playhouses and dinner theaters. The EventSource database contains detailed information for over 10,000 venues and approximately 165,000 events per month, and the EventSource services are monitored by individual city editors specializing in their respective markets. Hollywood Media believes that EventSource is the largest (based on market share), and the only national, compiler and syndicator of detailed information on community and cultural events in North America. EventSource’s information is a content source for AOL Cityguide, Google, Yahoo!, CitySearch, Evite, The New York Times, Vindigo, Volt Deltaand many others. Through annual and multi-year contracts, EventSource generates recurring revenues from licensing fees.
          ExhibitorAds. We launched ExhibitorAds in 2002 as yet another expansion of the CinemaSource operations. ExhibitorAds leverages the movie theater showtimes from the CinemaSource data collection systems and our relationship with various movie exhibitors, to provide our movie-exhibitor customers with directory advertising for insertion in newspapers around the country. Our customers include AMC Theatres, Consolidated Theatres, Bow Tie Theatres and others. The types of ads created by ExhibitorAds include the weekly movie ads typically carried in newspapers, which highlight a particular movie theater where the film is playing and the start times of the films. Through a web-based data system, ExhibitorAds is able to create ads using showtimes data from the CinemaSource database. These advertisements are delivered to the newspapers in one of several formats, ready for publication. ExhibitorAds also provides other exhibitor marketing services including brochures and movie showtimes email marketing and, in June 2004, we acquired the assets of Front Row Marketing, a provider of opt-in e-mails of movie showtimes services for certain movie theater exhibitors in the United States.
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
          TDI. We acquired TDI as of September 15, 2000. Founded in 1991, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway, and in London’s West End. TDI sells tickets directly to group buyers including travel agents and tour groups. On February 1, 2007, TDI acquired the ticketing business of New York-based Showtix LLC, an established group ticketing sales agency for Broadway and Off-Broadway performances, providing TDI with an increased customer base and customer services for group ticketing. TDI also manages a marketing cooperative that represents participating Broadway shows to the travel industry around the world. Recent Broadway shows marketed by this cooperative include A Chorus Line, A Tale of Two Cities, Avenue Q, Beauty and the Beast, Chicago, Curtains, Hairspray, Jersey Boys, Rent, Spamalot, Tarzan, The Color Purple, The Drowsy Chaperone, The Lion King, The Phantom of the Opera, The Pirate Queen and The Producers. In addition, TDI’s education division, Broadway Classroom, markets group tickets and educational programs to schools across the country.
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
          Theatre.com. We launched our U.K.-based Theatre.com in December 2005 with editorial coverage of London’s West End theatre and began selling ticketing to major London venues in February 2006, based upon a similar model to selling tickets on Broadway.com. Theatre.com features include shows’ opening night video and photo coverage, show reviews, celebrity interviews and theater columns, as well as show information pages, including casting, synopses and venue information.
Internet Divisions
          Hollywood.com. Hollywood.com is a premier online entertainment destination and movie information website. Hollywood.com generates revenue by selling advertising on its website and through commissions received for advertising sold by the Hollywood.com ad sales team on MovieTickets.com. Hollywood.com features in-depth movie information, including movie previews, descriptions and reviews, movie showtimes listings, entertainment news, feature articles about films, television shows and celebrities, local event coverage and an extensive multimedia library containing celebrity interviews, premier coverage, film related events, celebrity parties and behind-the-scenes footage. Hollywood.com’s features also include celebrity fan sites, audio podcasts and blogging. Some of the advertisers who have advertised on Hollywood.com include Walt Disney Studios, New Line Cinema, Paramount Studios, Sony Studios, Microsoft, Pepsi, Diet Coke, General Motors, AMEX, HBO, A&E, US Army, Chase, Honda, Mazda, Fox, Warner Bros., Verizon and Circuit City.
          Hollywood.com has further established its presence in the wireless area. Through agreements with wireless carriers (Cingular, Sprint, and Verizon), Hollywood.com provides a movie and entertainment destination on a variety of mobile phones.
          Broadway.com and Theatre.com. We launched the Broadway.com website on May 1, 2000. Broadway.com features include: the ability to purchase Broadway, off-Broadway and London’s West End theater tickets online; theater showtimes; the latest theater news; interviews with stage actors and playwrights; opening-night coverage; original theater reviews; and video excerpts from selected shows. Broadway.com also offers show synopses, cast and crew credits and biographies, digitized show previews, and an in-depth Tony Awards® area. Broadway.com generates revenue from the sale of both tickets and advertising, with its principal business purpose to date being to generate ticket sales. In December 2005 we launched the U.K.-based Theatre.com, which began selling ticketing to major London venues in February 2006. We also own the URLs Theater.com, Theatres.com and Theaters.com, each of which currently redirects to Theatre.com.
          CinemasOnline. In November 2005 we acquired CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”), and we are proceeding with our plans for development and growth of this business. CinemasOnline’s business involves developing and maintaining websites for cinemas and live theatre venues in the U.K. and Ireland. These services are provided in exchange for CinemasOnline retaining the right to sell advertising on the websites. CinemasOnline currently operates websites for approximately 300 cinemas with over 800 screens in the U.K., representing approximately 22% of the U.K. cinema market on a per screen basis, and over 50 cinemas in Ireland. CinemasOnline also has agreements with over 200 cinemas, live theatre and other entertainment venues to sell advertising on lobby display posters, movie brochure booklets and ticket wallets in these venues, and agreements with over 110 hotels, car dealerships, cinemas and live theatres to maintain plasma screens in these venues and sell advertising on such screens. The acquisition of CinemasOnline significantly expanded our presence in Europe while complementing our existing Ad Sales and Data Syndication businesses.
Cable TV
          We launched two interactive digital cable television channels in 2002: “Hollywood.com Television” (formerly called Totally Hollywood TV) and “Broadway.com Television” (formerly called Totally Broadway TV), to further leverage our content. Both cable TV channels utilize existing Hollywood Media content derived from Hollywood Media’s existing business units which provide relevant video, news and information to the channels. Hollywood.com Television and Broadway.com Television offer audiences interactive entertainment and information, with on-demand video content including premieres, previews, reviews, behind-the-scenes footage, interviews and coverage of celebrity-packed entertainment industry events. Each of these channels is free to subscribers and are included among the channels provided to digital cable subscribers by the distributing cable TV system operators in markets which have launched video-on-demand service. Our Cable TV division derives revenue from advertising sales.
          Hollywood.com Television has obtained distribution of its network in many cities across the United States on various cable TV systems of Comcast Cable, Cablevision Systems, Charter Communications, Cox Communications, Insight Communications, Mediacom Communications, Bresnan Communications, Verizon and several smaller cable operators, benefiting from a cable TV industry roll-out of “video-on-demand” technology. The distribution of Hollywood.com Television has grown to approximately 19 million VOD-capable homes as of December 31, 2006, from approximately 15 million homes as of December 31, 2005. Hollywood.com Television completed its first commercial ad campaign in late 2005, and a broader ad sales initiative has commenced. Broadway.com Television is distributed on systems of Cablevision Systems in the New York market in approximately 2 million VOD-capable homes.

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
          MovieTickets.com is owned by a joint venture in which Hollywood Media owns a 26.2% equity interest. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation — Equity in Earnings of Unconsolidated Investees” below, and Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K below, for additional information about our equity interest in MovieTickets.com. MovieTickets.com entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a 5% interest (now 4.1% after dilution) in MovieTickets.com for $25 million of advertising and promotion over five years. MovieTickets.com is promoted through on-screen advertising in most participating exhibitors’ theaters. In March 2001, AOL purchased a non-interest bearing convertible preferred equity voting interest in MovieTickets.com for $8.5 million in cash, which was convertible into approximately 3% of the common stock of MovieTickets.com and was converted in April 2005. As a result of this conversion, Hollywood Media’s ownership of the equity of MovieTickets.com changed from 26.4% to 26.2%. In connection with the 2001 transaction with AOL, MovieTickets.com’s ticket inventory was promoted throughout America Online’s interactive properties and ticket inventory of AOL’s Moviefone became available through MovieTickets.com. Through an agreement in August 2004 between MovieTickets.com and AOL’s Moviefone, MovieTickets.com acquired by assignment and assumed the ticketing agreements that Moviefone had with its movie theater exhibitors. The Moviefone exhibitor agreements assumed by MovieTickets.com include agreements with Clearview Cinemas and Landmark Theaters.
          Currently MovieTickets.com directly tickets for over 80 exhibitors, including: Access Digital Theatres, All Star Entertainment, AMC Theatres, Amherst Cinema Art Center, Ashbrie Cinemas, Atlantic Theaters, Atlas Cinemas, Brooklyn Academy of Music, Bryn Mawr Movie Theatre Co., Camera Cinemas, Celebrity Theatres, Channelside Cinemas, Cinema Centers, Cinema Four-Quad, Cinemagic Movies, Cinemall, Classic Cinemas, Clearview Cinemas, Cleveland Cinemas, Consolidated Theatres, Cornelius Cinemas, Dickinson Theatres, Drexel Theatres, Eastern Shores, Emagine Entertainment, Entertainment Retail (Hollywood Hits), Famous Players, Film Forum, Fine Arts Theatre — Beverly Hills, Fox Bay Cinema Grill, Foxmoor Movies, Greater Huntington Theatres, Greenville Cinemas, Hallett Cinemas, Harkins Theatres, HLB Entertainment, Hollywood Cinema 9, Hollywood Premier Cinemas, IFC Center, Kew Gardens (Cobble Hill), Krikorian Premiere Theatres, Landmark Theatres, Main Street Cinemas, Malco Theatres, Mann Theatres, Marco Movies, Marcus Theatres, Marquee Cinemas, Metropolitan Theatres, MJR Theatres, MnM Theatres, MovieMax Theatres, Movies 10, Narberth Theatre, National Amusements, Omniplex Theatre Group, O’Neil Theatres, Pacific Theatres, Paris Theater, Phoenix Theatres (MI), Phoenix Theatres (TN), Pickwick Theatres, Premiere Cinemas, Rave Motion Pictures, Reading Cinemas USA (City Cinemas), Rio Entertainment, Ritz Theatres, Riviera Cinemas, Rocky Mountain Cinemas, Roxy Theatres, Santikos Theaters, Sayville Theatre, Sea Turtle Cinemas, Silver Screen Cinemas, Spotlight Theatres, Studio Movie Grill, Sunrise Cinemas, Tango Theaters, Trans-Lux Cinemas, UltraStar Cinemas, Watson Theatre, Wellfleet Cinemas, and Westates Theatres.
Employees
          At March 13, 2007, Hollywood Media employed approximately 206 full-time employees and 24 part-time employees. Of our 206 full-time employees, 43 employees are engaged in our data syndication and licensing business division conducted through the Source Business, 89 employees are engaged in our Broadway Ticketing division, 27 employees are engaged in the development, production and selling and marketing of Hollywood.com and our other websites, 4 employees are engaged in our intellectual properties division, 4 employees are engaged in our cable TV business, and 39 are corporate, technology and administrative employees. None of the employees are represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

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
          We have incurred significant losses since we began doing business. For the year ended December 31, 2006 we had a net income of approximately $9.5 million and a loss from continuing operations of $7.4 million and in the year ended December 31, 2005 we had a net loss of approximately $8.9 million and a loss from continuing operations of $9.6 million. The net income for December 31, 2006 was attributable to the sale of our Baseline/StudioSystems business unit to The New York Times Company on August 25, 2006, as previously disclosed. As of December 31, 2006, we had an accumulated deficit of approximately $255.8 million. We may incur additional losses while we continue to grow our businesses. Our future success will depend on the continued growth in our various businesses, and our ability to generate sufficient ticketing, licensing, syndication and advertising revenues to cover our costs.
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
          There can be no assurance that any disposition or other strategic transaction will occur or, if one is undertaken, of its potential terms or timing.
          We have announced that we are exploring a number of scenarios that may help us to realize the full value of our assets in the interest of our shareholders. This process in ongoing and we are currently working with JPMorgan as our financial advisor to actively consider opportunities for our businesses, including potential dispositions. There can be no assurance that any transaction will occur or, if one is undertaken, of its potential terms or timing. For additional information, see the discussion under “Outlook” in the “Liquidity and Capital Resources” portion of Item 7 of this Form 10-K Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.
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
          Internet Businesses. The market for Internet services and products is intensely competitive and rapidly changing. Competition could result in reduced traffic to our websites, price reductions for content which we syndicate and advertising which we offer, a decline in product sales, reduced margins or loss of market share, any of which could cause a material decrease in our revenues. We compete, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:
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
          We have significantly expanded our data syndication, Internet and ticketing operations over the past six years through our acquisitions of the businesses of hollywood.com, Inc., CinemaSource, Inc., BroadwayTheater.com, Inc., Theatre Direct NY, Inc. and CinemasOnline, and through the launch of Broadway.com, Theatre.com and MovieTickets.com (Hollywood Media currently owns 26.2% of the equity of MovieTickets.com, Inc.). We plan to continue to expand our operations and market presence by entering into joint ventures, acquisitions, business combinations, investments, or other strategic alliances. These transactions create risks such as:
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
          Our articles of incorporation authorize the issuance of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. In addition, the preferred stock could be issued as a method of discouraging a takeover attempt. Although we do not intend to issue any preferred stock at this time, we may do so in the future. Shares of preferred stock are also subject to potential issuance under the terms of our shareholders’ rights plan described below.
          Our articles of incorporation, bylaws, shareholders’ rights plan and Florida law may discourage takeover attempts.
          Certain provisions of our articles of incorporation, bylaws and our shareholders’ rights plan may discourage takeover attempts and may make it more difficult to change or remove management. Our articles of incorporation authorize the issuance of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. Our bylaws as amended in 2006 include provisions requiring shareholders to provide specified advance notice to Hollywood Media of director nominations or proposed business to be transacted at shareholder meetings, in order for a shareholder to make a director nomination or propose meeting business. Under our shareholder’s rights plan adopted in 1996 and extended in 2006, our Board of Directors declared a dividend of one right for each share of common stock. If certain events, such as a takeover bid not approved by our Board, occur, the rights will then entitle most holders to purchase at a specified price, shares of a series of our preferred stock with special voting, dividend and other rights.
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
          Our stock price is volatile.
          The trading price of our common stock has and may continue to fluctuate significantly. During the 24 months ended December 31, 2006, the trading price for our common stock on the Nasdaq Stock Market ranged from $3.20 to $5.69 per share. Our stock price may fluctuate in response to a number of events and factors, such as our quarterly operating results, announcements of new products or services, announcements of mergers, acquisitions, strategic alliances, or divestitures and other factors, including similar announcements by other companies that investors may consider to be comparable to us. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the companies. These broad market and industry fluctuations may cause the market price of our stock to decrease, regardless of our operating performance.

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
          We have required substantial financing to fund our acquisitions, growth and operations since our inception, and we may require additional financing in the future. Our long-term financial success depends on our ability to generate sufficient revenue and cash flow to offset operating expenses. To the extent we do not generate sufficient revenues and cash flow to offset expenses we will require further financing to fund our ongoing operations. We cannot assure you that any additional financing will be available or if available, that it will be on favorable terms. The terms of any financing that we enter into will vary depending on many factors including, among other things, our then current financial condition, the market price of our common stock, and other characteristics and terms of our capital structure including outstanding options and warrants. We may seek to raise additional capital through public or private offerings of equity securities or debt financings. Our issuance of additional equity securities could cause dilution to holders of our common stock and may adversely affect the market price of our common stock. The incurrence of additional debt could increase our interest expense and other debt service obligations and could result in the imposition of covenants that restrict our operational and financial flexibility. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
          As reported in this Form 10-K under the caption “Item 9A – Controls and Procedures”, Hollywood Media’s management has identified a material weakness in internal controls and concluded that Hollywood Media’s internal control over financial reporting and disclosure controls were not effective. As described in Item 9A of this Form 10-K, we are in the process of remediating this weakness. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

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
Item 2. Properties.
          Hollywood Media leases office space in Florida, Connecticut, New York, Wisconsin as well as in London and Lancashire, UK. The general terms of the leases for each of these locations are as follows:

		Current
Location	Square Feet	Monthly Rent	Expiration Date
Corporate Headquarters	10,820	$18,989	October 31, 2007
Boca Raton, FL	1,061	$1,862	October 31, 2007

CinemaSource,	11,475	$22,568	September 30, 2010
EventSource, ExhibitorAds Ridgefield, CT

Theatre Direct International,	550	$1,700	March 31, 2009
Broadway.com and	3,230	$10,000	March 31, 2009
1-800-BROADWAY	3,250	$8,396	March 31, 2009
New York, NY	1,700	$4,706	March 31, 2009
	2,500	$7,375	July 31, 2007
	1,820	$5,195	September 30, 2007
	2,000	$3,200	Month to Month

Tekno Books	2,025	$1,441	Month to Month
Green Bay, WI	463	$350	Month to Month

CinemasOnline	3,710	$5,287	November 20, 2008
Lancashire, UK

Theatre.com UK	700	$7,190	May 3, 2008
London, UK
Item 3. Legal Proceedings.
          See Note 16 – Commitments and Contingencies: Litigation in the Notes to Consolidated Financial Statements contained in Item 8 of Part II of this Form 10-K.
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

	High	Low
2005

First Quarter	$5.69	$4.34
Second Quarter	$5.00	$3.90
Third Quarter	$4.62	$3.88
Fourth Quarter	$4.50	$3.61

2006

First Quarter	$5.13	$4.14
Second Quarter	$4.89	$3.61
Third Quarter	$4.24	$3.20
Fourth Quarter	$4.40	$3.30
          Holders of Common Stock
          As of March 13, 2007, there were 188 record holders of Hollywood Media’s common stock.
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
          Recent Sales of Unregistered Securities
          Hollywood Media previously reported issuances of securities during the year ended December 31, 2006 in transactions that were not registered under the Securities Act of 1933 in the following reports: Hollywood Media’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006; Hollywood Media’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 9, 2006; Hollywood Media’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed on May 10, 2006; and Hollywood Media’s Current Reports on Form 8-K filed on February 6, 2006, March 16, 2006 and June 13, 2006, respectively.
          Issuer Repurchases of Equity Securities
          Hollywood Media did not repurchase any shares of its common stock during 2006.

          Performance Graph
          The following graph compares, for the five-year period from December 31, 2001 to December 31, 2006, the cumulative total shareholder return on:
•	Hollywood Media’s common stock;

•	The NASDAQ Composite Index; and

•	The Standard & Poor’s Media Industry Index
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hollywood Media Corp., The NASDAQ Composite Index
And The S & P Media Industry Index

*	Assumes $100 invested on 12/31/01 in stock or index, including reinvestment of dividends

Item 6. Selected Financial Data.
          The following selected financial data has been derived from the audited Consolidated Financial Statements of Hollywood Media and should be read in conjunction with the following statements and the notes thereto included in Item 8 of this Form 10-K report: Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005; and Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004. The Consolidated Balance Sheets as of December 31, 2004, 2003 and 2002, and Consolidated Statements of Operations for the years ended December 31, 2003 and 2002 are not included in this report.
          Hollywood Media entered into and simultaneously closed on a definitive stock purchase agreement on August 25, 2006, pursuant to which a third-party purchased all of the outstanding capital stock of Hollywood Media’s wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000. BAC was the subsidiary of Hollywood Media which owned Hollywood Media’s Baseline business unit. Baseline constituted a portion of Hollywood Media’s Data Business Division. Baseline financial results for all periods presented have been reclassified from continuing operations and included in discontinued operations. For additional information about this transaction, see Note 4 “Discontinued operations” in the Notes to the Consolidated Financial Statements contained in this Form 10-K Report.

	YEARS ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA:

Net revenues
Ticketing	$98,102,961	$78,890,718	$59,689,971	$52,266,539	$45,333,627
Other	17,792,499	11,464,312	9,899,270	10,675,671	10,974,302

Total net revenues	115,895,460	90,355,030	69,589,241	62,942,210	56,307,929

Operating Costs and Expenses
Cost of revenues — ticketing	81,928,952	67,515,534	51,781,133	44,850,254	39,930,761
Editorial, production, development and technology (exclusive of depreciation, and amortization shown separately below)	7,204,546	4,779,185	4,057,680	4,600,246	4,765,138
Selling, general and administrative	15,589,131	11,452,679	10,237,259	7,314,448	8,472,743
Payroll & benefits	15,600,177	14,688,004	11,021,138	10,072,241	10,872,116
Amortization of CBS advertising	—	—	38,807	885,974	11,251,566
Impairment loss – CBS advertising	—	—	—	—	57,274,680
Write-off prepaid trade credits	—	—	—	—	655,500
Depreciation and amortization	1,879,405	1,468,334	1,579,201	2,007,643	2,538,863
Provision for closed stores and lease termination costs	—	—	—	—	(14,644)

Total operating costs and expenses	122,202,211	99,903,736	78,715,218	69,730,806	135,746,723

Loss from operations	(6,306,751)	(9,548,706)	(9,125,977)	(6,788,596)	(79,438,794)

Equity in earnings of unconsolidated investees	12,227	533,228	576,317	957,681	234,504

Other income (expense)
Interest, net	(1,788,241)	(546,171)	(2,608,776)	(1,442,707)	(1,272,879)
Change in derivative liability	640,536	87,037	—	—	—
Other, net	1,025	44,523	3,334	(371,900)	(260,756)

Loss from continuing operations before minority interest	(7,441,204)	(9,430,089)	(11,155,102)	(7,645,522)	(80,737,925)

Minority interest in (earnings) losses of subsidiaries	4,910	(168,107)	(388,383)	(564,233)	(665,529)

Loss from continuing operations	(7,436,294)	(9,598,196)	(11,543,485)	(8,209,755)	(81,403,454)

Gain on sale of discontinued operations, net of income taxes of $524,265	16,328,241	—	—	—	—
Income (loss) from discontinued operations	630,566	685,014	(54,314)	768,068	(1,391,324)

Income (loss) from discontinued operations	16,958,807	685,014	(54,314)	768,068	(1,391,324)

Net income (loss)	$9,522,513	$(8,913,182)	$(11,597,799)	$(7,441,687)	$(82,794,778)

Basic and diluted income (loss) per common share
Continuing operations	$(0.23)	$(0.30)	$(0.42)	$(0.40)	$(3.19)
Discontinued operations	0.52	0.02	(0.00)	0.04	(0.05)

Total basic and diluted net income (loss) per share	$0.29	$(0.28)	$(0.42)	$(0.36)	$(3.24)

Weighted average common and common equivalent shares outstanding - basic and diluted	32,761,848	31,470,307	27,784,850	20,829,183	25,535,626

	AS OF DECEMBER 31,
	2006	2005	2004	2003	2002
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$27,448,649	$6,926,313	$6,075,508	$1,864,648	$2,296,799
Working capital (deficit)	16,380,362	(3,396,040)	(1,951,662)	(6,490,321)	(1,605,147)
Total assets	100,009,604	83,302,950	69,811,599	56,881,021	61,752,923
Capital lease obligations, including current portion	106,953	116,085	172,323	406,328	578,629
Convertible debentures — net	—	940,927	799,152	4,027,629	3,223,988
Senior Unsecured Notes	6,375,399	5,402,255	—	—	—
Total shareholders’ equity	$55,699,417	$42,399,092	$47,149,270	$34,285,699	$40,047,843
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
          The following discussion and analysis should be read in conjunction with Hollywood Media’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
Overview
          Hollywood Media is a provider of information, data, news and other content, and ticketing to consumers and businesses covering the entertainment, Internet and media industries. We own and operate a number of business units focused on the entertainment and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from individual and group Broadway ticket sales, data syndication, subscription fees, content licensing fees, advertising, and book development license fees and royalties. Our Data Business includes CinemaSource, EventSource and ExhibitorAds. Our Broadway Ticketing business includes Broadway.com, 1-800-Broadway and Theatre.com. These services supply media outlets with specific information on entertainment events, such as movies, live theater and concerts, and sell tickets for live theater. Hollywood Media’s businesses also include an intellectual property business, as well as Hollywood.com and a minority interest in MovieTickets.com. In addition, Hollywood Media owns and operates the cable television network, Hollywood.com Television.
Acquisitions since 2004
          Since 2004, we have significantly expanded our business through acquisitions of other entertainment-related businesses and the development of strategic relationships with media companies, including the items listed below. These changes to our business have affected our results of operations and financial condition.
•	On July 1, 2004, Hollywood Media consummated our acquisition by merger of 100% of the outstanding common stock of StudioSystems, Inc. (“SSI”), one of the leading entertainment industry database and information service providers. As a result of the acquisition, SSI became a subsidiary of Hollywood Media and its business was integrated with our Baseline/FilmTracker subsidiary now known as Baseline/StudioSystems. In August of 2006, Baseline/StudioSystems was sold (see Note 4 – Discontinued Operations in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K).

•	On November 23, 2005 Hollywood Media consummated our acquisition of 100% of the outstanding common stock of the U.K. based CinemasOnline, a group of advertising sales and data services companies focused primarily on selling advertising on cinema and live theatre websites in the U.K. and Ireland. CinemasOnline became a subsidiary of CinemaSource UK Limited, a wholly-owned subsidiary of Hollywood Media.

•	On January 18, 2006, Hollywood Media consummated the acquisition of the assets of eFanGuide, Inc. (“eFanGuide”) including all of its assets related to its celebrity fan websites, including approximately 120 owned URLs and 5 hosted URLs. The aggregate purchase price paid by Hollywood Media for the websites and related assets was $216,500 paid by 50,930 unregistered shares of common stock of Hollywood Media, based on the closing date fair market value calculation set forth in the asset purchase agreement.

•	On January 31, 2006, Hollywood Media consummated the acquisition of the assets of Prosperity Plus, Inc. (“Prosperity Plus”) including all of its assets related to its celebrity fan websites, including approximately 31 owned URLs and 17 hosted URLs. The aggregate purchase price paid by Hollywood Media for the websites and related assets was (i) $100,000 in cash and (ii) $300,000 paid by the issuance of 69,349 unregistered shares of common stock of Hollywood Media, based on the closing date fair market value calculation set forth in the asset purchase agreement.

•	On February 1, 2007, Hollywood Media, through its wholly-owned subsidiary Theatre Direct NY, Inc. (“Theatre Direct”), entered into a definitive asset purchase agreement with Showtix LLC (“Showtix”) and each of its members for the acquisition by Theatre Direct of substantially all of the assets of Showtix. Showtix is a full-service, licensed group ticketing sales agency that sells tickets for Broadway and Off-Broadway theatrical performances. This acquisition was completed and closed on February 1, 2007. The aggregate purchase price paid by Hollywood Media for the assets of Showtix was $2.6 million in cash. In addition, Showtix is also entitled to receive up to $370,000 in cash earn-outs as follows: (i) for each of the 2007, 2008 and 2009 fiscal years, Showtix is entitled to receive a cash amount equal to 2.5% of the gross profit earned by Theatre Direct’s group ticketing business, up to a maximum of $60,000 in each such fiscal year; and (ii) for each of the 2010 and 2011 fiscal years, Showtix is entitled to receive a cash amount equal to 3.0% of the gross profit earned by Theatre Direct’s group ticketing business, up to a maximum of $95,000 in each such fiscal year.
RESULTS OF OPERATIONS
          Year ended December 31, 2006 (“fiscal 2006”) as compared to the year ended December 31, 2005 (“fiscal 2005”) and year ended December 31, 2004 (“fiscal 2004”).
Composition of our business segments are as follows:
•	Broadway Ticketing – sells tickets via Broadway.com, 1-800-BROADWAY, Theatre.com, and TDI to live theater events for Broadway, Off-Broadway and London theatre, and hotel and restaurant packages, to consumers, domestic and international travel professionals including travel agencies and tour operators, and educational institutions.

•	Data Business – licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of live events for over 10,000 venues and approximately 110,000 events per month including concerts, sporting events, festivals, fairs and shows, touring companies, company playhouses and dinner theaters to media, wireless and Internet companies) and ExhibitorAds (which creates exhibitor-paid directory ads for insertion in newspapers in the U.S. and provides other exhibitor marketing services).

•	Ad Sales – sells advertising on Hollywood.com, Broadway.com and MovieTickets.com and also includes CinemasOnline which sells advertising on cinema and live theatre websites in the U.K. Hollywood.com receives commissions on the ads it sells on MovieTickets.com.

•	Intellectual Properties – owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes a 51% interest in Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners.

•	Cable TV – comprised of Hollywood.com Television and Broadway.com Television, Free-VOD channels that offer interactive entertainment information with on-demand video content to subscribers in certain cable TV systems.

•	Other – is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls.
Results of Discontinued Operations
          On August 25, 2006, Hollywood Media sold to The New York Times Company (“The New York Times”) all of the outstanding capital stock of its wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000, subject to potential post-closing adjustments. Of the purchase price, $3.5 million is being held in escrow for twelve months following the closing to cover potential indemnification claims, if any, made by The New York Times under the terms of the Purchase Agreement. As of December 31, 2006, Hollywood Media is not aware of any claim against the escrow and estimates that the full amount of the escrow, net of costs of $700,000 for certain bonuses due the former Division Heads, will be released after the one-year period is over as per the terms of the Purchase Agreement.
          BAC was the subsidiary of Hollywood Media which owned (i) Hollywood Media’s Baseline StudioSystems business unit (“Baseline”) and (ii) the Germany-based Screenline business of Hollywood Media (“Screenline”). Baseline is a database and research service offering specialized information and online applications to its subscribing users and licensees, which subscribers and licensees include movie and TV studios and production companies, distributors, producers, screenwriters, news organizations and websites. Baseline’s film and television database contains motion picture and TV information, including data about film and television productions and entertainment industry professionals. Screenline, a German company acquired by Hollywood Media in June 2006, aggregates weekly box office data for more than 30 international territories and countries, as well as film synopses, cast and crew lists, release dates and budget information in English, German and Spanish. Baseline and Screenline constituted a portion of Hollywood Media’s Data Syndication Division. This sale to The New York Times did not include the other components of Hollywood Media’s Data Business called the Source business which consists of CinemaSource, EventSource and ExhibitorAds. See Note 4 of Notes To Condensed Consolidated Financial Statements for further information.
          Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of Baseline as discontinued operations.
          Following are components of the net results of discontinued operations for the years ended December 31, 2006, 2005 and 2004. The 2006 periods cover only the periods up to the date on which the business was sold (August 25, 2006), whereas the 2005 and 2004 periods include the operations for the entire period.

	2006	2005	2004
Operating revenue	$3,687,247	$5,259,409	$3,389,426

Income (loss) from discontinued operations	$630,566	$685,014	$(54,314)
Gain on sale of discontinued operations, net of income tax of $524,265	16,328,241	—	—

	$16,958,807	$685,014	$(54,314)

CONTINUING OPERATIONS
          The following tables summarize changes in Hollywood Media’s revenue and operating expense from continuing operations by reportable segment for the years ended December 31, 2006, 2005 and 2004. For additional financial information regarding Hollywood Media’s reportable segments, see Note 18 – Segment Reporting in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K report.

Net Revenues Analysis

			2005 to	2005 to
	Net Revenues		2006	2006%
	2006	2005	Change	Change
Broadway Ticketing	$98,102,961	$78,890,718	$19,212,243	24%
Data Business	6,478,478	5,359,222	1,119,256	21%
Ad Sales	9,909,996	4,513,676	5,396,320	120%
Intellectual Properties	1,229,126	1,550,580	(321,454)	(21%)
Cable TV	174,899	40,834	134,065	328%
Other	—	—	—	—

TOTALS	$115,895,460	$90,355,030	$25,540,430	28%

			2004 to	2004 to
	Net Revenues		2005	2005
	2005	2004	Change	Change
Broadway Ticketing	$78,890,718	$59,689,971	$19,200,747	32%
Data Business	5,359,222	4,601,047	758,175	16%
Ad Sales	4,513,676	2,814,921	1,698,755	60%
Intellectual Properties	1,550,580	2,483,302	(932,722)	(38%)
Cable TV	40,834	—	40,834	100%
Other	—	—	—	—

TOTALS	$90,355,030	$69,589,241	$20,765,789	30%

Operating Expense Analysis

			2005 to	2005 to
	Operating Expenses		2006	2006
	2006	2005	Change	Change
Broadway Ticketing	$94,165,013	$76,092,532	$18,072,481	24%
Data Business	4,237,687	3,722,891	514,796	14%
Ad Sales	10,888,395	6,362,487	4,525,908	71%
Intellectual Properties	1,065,173	1,170,944	(105,771)	(9%)
Cable TV	748,353	720,766	27,587	4%
Other	11,097,590	11,834,116	(736,526)	(6%)

TOTALS	$122,202,211	$99,903,736	$22,298,475	22%

			2004 to	2004 to
	Operating Expenses		2005	2005
	2005	2004	Change	Change
Broadway Ticketing	$76,092,532	$58,135,785	$17,956,747	31%
Data Business	3,722,891	3,245,726	477,165	15%
Ad Sales	6,362,487	5,226,806	1,135,681	22%
Intellectual Properties	1,170,944	1,676,081	(505,137)	(30%)
Cable TV	720,766	872,901	(152,135)	(17%)
Other	11,834,116	9,557,919	2,276,197	24%

TOTALS	$99,903,736	$78,715,218	$21,188,518	27%

Comparison of Percentage Changes in Net Revenues and Operating Expenses

		2005 to 2006		2004 to 2005
	2005 to 2006	Operating	2004 to 2005	Operating
	Revenues	Expenses	Revenues	Expenses
Increase (decrease) in -
Broadway Ticketing	24%	24%	32%	31%
Data Business	21%	14%	16%	15%
Ad Sales	120%	71%	60%	22%
Intellectual Properties	(21%)	(9%)	(38%)	(30%)
Cable TV	328%	4%	100%	(17%)
Other	—	(6%)	—	24%

TOTALS	28%	22%	30%	27%

Net Revenues
          Total net revenues for fiscal 2006 were $115,895,460 compared to $90,355,030 and $69,589,241 for fiscal 2005 and fiscal 2004, respectively. Revenues increased $25,540,430, or 28%, in fiscal 2006 from fiscal 2005 and increased $20,765,789, or 30%, in fiscal 2005 from fiscal 2004. The increase in net revenues for fiscal 2006 as compared to fiscal 2005 is primarily the result of increases in Broadway ticketing revenue of $19,212,243, Data Business revenue of $1,119,256, Ad Sales revenue of $5,396,320 and Cable TV revenue of $134,065, offset in part by a decrease in Intellectual Properties revenue of $321,454. In fiscal 2006, net revenues were derived 85% from Broadway Ticketing, 6% from Data Business, 8% from Ad Sales and 1% from Intellectual Properties. In fiscal 2005, Broadway Ticketing represented 87% of all net revenues, Data Business represented 6%, Ad Sales represented 5% and Intellectual Properties represented 2%. In fiscal 2004, Broadway Ticketing represented 86% of all revenues, Data Business represented 7%, Ad Sales represented 4% and Intellectual Properties represented 3%.
          Broadway Ticketing net revenue for fiscal 2006 was $98,102,961 as compared to $78,890,718 for fiscal 2005, and $59,689,971 for fiscal 2004. Broadway Ticketing net revenue increased $19,212,243, or 24%, for fiscal 2006 from fiscal 2005 and increased $19,200,747, or 32%, for fiscal 2005 from fiscal 2004. The increase in Broadway Ticketing net revenue in fiscal 2006 is the result of an increase in sales to consumers attributed primarily to the launch of the new Broadway.com website in November 2004, hotel package sales and changes in our marketing and advertising strategies as well as growth in tourism in New York City. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London’s West End both online via Broadway.com and Theatre.com; and offline via 1-800-BROADWAY to domestic and international travel professionals, traveling consumers and New York area theater patrons. Ticketing revenue is recognized on the date of performance of the show. Ticket revenue received for performances yet to take place is recorded as deferred revenue on our consolidated balance sheets. For a discussion of adjustments made to 2005 ticketing revenue and cost of revenue-ticketing, see Note 19 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K report.
          Data Business net revenue (which includes CinemaSource, EventSource, ExhibitorAds) was $6,478,478 for fiscal 2006 compared to $5,359,222 for fiscal 2005, and $4,601,047 for fiscal 2004. Data Business net revenue increased $1,119,256, or 21%, for fiscal 2006 from fiscal 2005 and $758,175, or 16%, for fiscal 2005 from fiscal 2004. The increase in Data Business revenue from fiscal 2005 to fiscal 2006 and fiscal 2005 from fiscal 2004 is attributable primarily to additional licensing agreements entered into by Data Business and an aggregate increase in license fees payable to us from our existing customers.
          Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to other media outlets and Internet companies including newspapers such as The New York Times, Internet companies including AOL’s Moviefone and City Guide, MSN, Yahoo! and Google, and wireless providers. Revenue for ExhibitorAds is generated by creating exhibitor paid directory ads for insertion in newspapers.

          Ad Sales net revenue was $9,909,996 for fiscal 2006 as compared to $4,513,676 for fiscal 2005 and $2,814,921 for fiscal 2004. Ad Sales net revenue increased $5,396,320 or 120% for fiscal 2006 from fiscal 2005 and increased $1,698,755, or 60%, for fiscal 2005 from fiscal 2004. The increase in Ad Sales from fiscal 2005 to fiscal 2006 is primarily due to the acquisition of CinemasOnline in November 2005 and continued growth of ad sales on Hollywood.com and Broadway.com as well as increased commission revenue due to higher ad sales on MovieTickets.com. The increase in revenue from 2004 to 2005 results from growth in Hollywood.com and Broadway.com, as well as commission revenue from ad sales on MovieTickets.com. In addition, CinemasOnline acquired in November 2005 contributed $475,796 to the increase in revenue in 2005. Ad Sales revenue is generated from the sale of advertisements and sponsorships on Hollywood.com and Broadway.com as well as advertisements generated by CinemasOnline. Hollywood Media also earns commissions on ad sales which Hollywood Media sells for placement on MovieTickets.com.
          Intellectual Properties revenues were $1,229,126 for fiscal 2006, compared to $1,550,580 for fiscal 2005 and $2,483,302 for fiscal 2004. Net revenues generated from Intellectual Properties decreased $321,454, or 21%, in fiscal 2006 from fiscal 2005 and decreased $932,722, or 38%, in fiscal 2005 from fiscal 2004. The decrease in revenues from fiscal 2005 to fiscal 2006 was attributable to the timing of the delivery of manuscripts as fewer manuscripts were delivered in 2006 as compared to 2005 and to sluggishness in the publishing industry. The decrease in fiscal 2005 from fiscal 2004 is attributed to a series of six books (Left Behind), five of which were completed, delivered and accounted for in fiscal 2003, and the sixth and last book of the series was completed, delivered and accounted for in fiscal 2004. The Intellectual Properties division generates revenues from several different activities including book development and licensing, and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. This division does not include NetCo Partners, which is reported separately; see “Equity in Earnings of Unconsolidated Investees” below.
Equity in Earnings of Unconsolidated Investees
          Equity in earnings of unconsolidated investees consists of the following:

	For the years ended December 31,
	2006	2005	2004
NetCo Partners (a)	$12,227	$533,228	$576,317
MovieTickets.com (b)	—	—	—

	$12,227	$533,228	$576,317

          (a) NetCo Partners
          NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method. Hollywood Media’s 50% share of earnings of NetCo Partners was $12,227 for fiscal 2006 a decrease of 98% or $521,001 as compared to $533,228 for fiscal 2005. Our 50% share of earnings was $576,317 for fiscal 2004. Revenues decreased for fiscal 2006 compared to fiscal 2005 and 2004 primarily due to fewer manuscripts delivered as well as general sluggishness of the publishing industry. Revenues vary year to year dependent on the timing of deliveries of manuscripts to the publisher. Costs related to the acquisition, development and sales of the intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.

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
          Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. at December 31, 2006, and shares in 26.2% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.2% of MovieTickets.com income or loss as equity in earnings of investees. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media had not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media has recorded no income or losses for its investment in MovieTickets.com for fiscal 2006, 2005, and 2004, as accumulated losses from prior years are in excess of current year income.
          MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com website in May 2000 with several major movie theater exhibitors. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at “will call” windows or kiosks at theaters or the user can print at home for theatres with that capacity. The website generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising. Service fees on ticket sales were introduced in November 2000. MovieTickets.com’s participating exhibitors operate theaters located in all of the top twenty markets and approximately 70% of the top 50 and top 100 markets in the United States and Canada and represent approximately 50% of the top 50 and top 100 grossing theaters in North America. Additionally, MovieTickets.com operates in the United Kingdom. See Item 1 – Business, and Note 15 to Consolidated Financial Statements for additional information about MovieTickets.com.
Operating Expenses
          Cost of Revenues — Ticketing. Cost of revenues – ticketing was $81,928,952 for fiscal 2006 compared to $67,515,534 for fiscal 2005 and $51,781,133 for fiscal 2004. Cost of revenues consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment. As a percentage of ticketing revenues, cost of revenues — ticketing was 84%, 86% and 87% for fiscal 2006, 2005 and 2004, respectively. The reduction in cost of revenue as percentage of ticketing revenue in 2006 over 2005 and 2005 over 2004, was due in part to a greater proportion of higher margin consumer ticket sales and an increase in sellables (e.g., insurance, restaurant vouchers).
          Editorial, Production, Development and Technology. Editorial, production, development and technology costs consist of payroll and related expenses for the editorial and production staff responsible for creating content on the company’s websites for our Ad Sales and Data Business segments. Internet access and computer related expenses for the support and delivery of each division’s services and fees, and royalties paid to authors and co-editors for the Intellectual Properties segments, are also included. Editorial, production, development and technology expense for fiscal year 2006 was $7,204,546 compared to $4,779,185 for fiscal 2005 and $4,057,680 for fiscal 2004. As of percentage of our other (non-ticketing) revenues, these costs were 40%, 42% and 41% for fiscal 2006, 2005 and 2004, respectively. The 2006 decrease in Editorial, Production, Development and Technology as a percentage of revenue is due in part to the relatively lower incremental costs associated with the increased 2006 revenues in the Data Business and Ad Sales segments.

          Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist of occupancy costs, production costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising representative firms and other parties). The SG&A expenses for fiscal 2006 were $15,589,131 compared to $11,452,679 for fiscal 2005, for an increase of $4,136,452, or 36% and $10,237,259 for fiscal 2004, for an increase of $1,215,420 or 12%. As a percentage of net revenues, SG&A expenses were 13% for fiscal 2006 and fiscal 2005 and 15% for fiscal 2004. The increase in SG&A expenses in fiscal 2006 as compared to fiscal 2005 was due primarily to an increase of $1,778,000 in advertising expense in the Broadway Ticketing segment, an increase of $1,284,000 in consulting expense, due to our outsourcing of technology to third party providers in India and to cover our staffing needs at one of our subsidiaries while we changed our organizational structure, an increase in bad debt expense of $310,000, an increase in travel and entertainment of $134,000 offset by decreases in Sarbanes Oxley consulting fees of $513,000 and accounting fees of $160,000, all excluding CinemasOnline. In addition, the acquisition of CinemasOnline in November 2005 increased SG&A expense in fiscal 2006 by $884,000 as compared to fiscal 2005. The increase in SG&A expenses in fiscal 2005 as compared to fiscal 2004 was primarily due to an increase of $1,326,000 in advertising expense in the Broadway Ticketing and Ad Sales segments and an increase of $193,000 in consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
          We are continuing to develop and implement efficiency improvements and cost-savings measures anticipated to reduce or better control various elements of SG&A expenses, including certain overhead reductions, improved accounting systems, and the installation of a new, more robust Broadway ticketing software system to streamline our ticketing functionality and improve efficiencies. These various cost-saving measures are being incrementally implemented during 2006 and 2007 and we expect to realize additional savings in applicable expenses over time as the initiatives increasingly take hold. As part of these cost-saving measures, we have outsourced part of our information technology services to third party providers in India and are implementing additional offshore outsourcing initiatives intended to achieve significant reductions in certain SG&A expenses relating to our Data Business segment and information technology services. These measures should also help us control portions of our payroll and benefits costs (discussed below).
          Payroll and Benefits.
          Payroll and benefits expenses consist of payroll and benefits including any other types of compensation benefits as well as human resources and administrative functions.
          Payroll and benefits expenses for fiscal 2006 were $15,600,177 as compared to $14,688,004 for fiscal 2005, an increase of $912,173, or 6%, and $11,021,138 for fiscal 2004. Payroll and benefits expenses in 2005 increased by $3,666,866, or 33%, over 2004. As a percentage of net revenues, payroll and benefits expenses were approximately 13% in fiscal 2006 and 16% in fiscal 2005 and 2004.
          The increase in costs from fiscal 2005 to fiscal 2006 relating to payroll and benefits was due in large part to the following factors: the acquisition of CinemasOnline in the fourth quarter of 2005 added $746,298 of additional payroll costs to fiscal year 2006; recorded $787,513 in additional share-based compensation (see Accounting for Share Based compensation); our growing ticket volume on Broadway.com in fiscal 2006 required increases in technology and customer service personnel resources. These were offset by decreases associated with outsourcing of information technology to India.
          The payroll costs increase from 2004 to fiscal 2005 was due in large part to the following factors: addition of new staff in certain departments including the MIS and Ad Sales departments; approximately $883,000 in expenses for executive bonuses; $750,000 in non-cash expenses related to employee stock compensation; and discretionary and/or contractual compensation increases granted to various personnel. Our growing ticket volume on Broadway.com in fiscal 2005 required temporary increases in technology and customer service personnel resources until our new ticketing system launches.

          See the discussion of cost-savings measures described above under “Selling, general and administrative” which includes descriptions of initiatives that we expect to help control costs included in Payroll and Benefits, including outsourcing and other system efficiencies.
Depreciation and Amortization
          Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, equipment under capital leases and amortization of goodwill and intangibles. Depreciation and amortization expense was $1,879,405 for fiscal 2006 as compared to $1,468,334 for fiscal 2005 and $1,579,201 for fiscal 2004. Depreciation and amortization increased $411,071 or 28% in fiscal 2006 compared to a decrease of $110,867, or 7%, in fiscal 2005. The increase in depreciation and amortization expense from fiscal 2005 to fiscal 2006 is primarily due to the amortization of intangibles related to the CinemasOnline acquisition. The decrease in depreciation and amortization expense from fiscal 2004 to fiscal 2005 is primarily due to certain tangible assets becoming fully amortized.
Interest, net
          Interest, net was $1,788,241 for fiscal 2006 as compared to $546,171 for fiscal 2005, and $2,608,776 for fiscal 2004. The increase of $1,242,070 or 227% in interest, net in 2006 as compared to 2005 was primarily attributable to the issuance of $7,000,000 in senior unsecured notes on November 23, 2005, resulting in higher interest expense in 2006. The decrease of $2,062,605, or 79%, in interest, net in fiscal 2005 as compared to fiscal 2004 was primarily attributable to a $4.7 million decrease in outstanding principal of Convertible Debentures which converted into common stock in 2004, resulting in lower interest expense in 2005 (due to the reduced amount of Debentures outstanding), and which conversion also resulted in increased interest charges in 2004 due to associated amortization relating to the converted Debentures. For fiscal 2004, $2,299,846 was recorded in interest expense for the amortization of the deferred finance costs, beneficial conversion and discount relating to the Debentures.
Change in derivative liability
          Change in derivative liability was a positive amount of $640,536 for fiscal 2006 as compared to a positive amount of $87,037 for fiscal 2005, and $0 for fiscal 2004. The increase in gain of $553,499 or 636% in change in derivative liability in fiscal 2006 over fiscal 2005 and the increase of $87,037 or 100% was due to a decrease in the fair value of the derivative, resulting from a reduction in the Company’s share price.
Net Income (Loss)
          Hollywood Media’s net income for fiscal 2006 was $9,522,513 as compared to a net loss for fiscal 2005 of $8,913,182 and a net loss of $11,597,799 for fiscal 2004. The net income increased in fiscal 2006 as compared to fiscal 2005 by $18,435,695, primarily due to the gain on sale of Baseline/SSI and growth in our Broadway Ticketing and Ad Sales segments, offset by decreasing operating income in our Intellectual Properties segment. The net loss decreased in fiscal 2005 as compared to fiscal 2004 by $2,684,617, or 23%, due primarily to our 2005 revenue growth of $22,635,772 and a $2,058,240 decrease in interest expense in 2005 (described above), offset by a $21,569,424 increase in operating expenses (discussed above) including SG&A and Payroll and Benefits expense increases.

LIQUIDITY AND CAPITAL RESOURCES
          Hollywood Media’s cash and cash equivalents were $27,448,649 at December 31, 2006 as compared to $6,926,313 at December 31, 2005 an increase of $20,522,336 due primarily to the cash proceeds received from Hollywood Media’s sale of its Baseline/StudioSystems business unit in August 2006. Our net working capital (defined as current assets less current liabilities) was $16,380,362 at December 31, 2006 as compared to a deficit of $3,396,040 at December 31, 2005. In addition, Hollywood Media has $2.8 million in escrow, net of costs, which are expected to be collected in August of 2007.
          Net cash used in operating activities from continuing operations was $4,042,744 during 2006, which cash usage included, among other things, $1,642,848 to purchase Broadway ticketing inventory held for sale during 2006 and $2,055,919 of cash outlays for financial and internal control audit and consulting fees relating to the 2006 and 2005 audit. This compared to $5,446,101 of net cash used during 2005, which cash usage included, among other things, an increase in Broadway ticketing inventory held for sale of $725,034 and $2,738,747 in cash outlays for financial and internal control audit and consulting fees relating to our 2005 and 2004 audits. Net cash provided by investing activities from continuing operations was $23,732,662 during 2006, which net cash included $1,188,320 used for capital expenditures. This compared to $4,617,664 of net cash used in investing activities during 2005, which net cash included, among other things, $3,647,437 used for the CinemasOnline acquisition and $970,227 used for capital expenditures. Net cash provided by financing activities from continuing operations was $332,692 during 2006, which was comprised primarily of proceeds from exercise of stock options and warrants outstanding. This compared to $9,369,662 in net cash provided by financing activities during 2005, which was comprised primarily of $6,595,690 in proceeds from our sale of Senior Notes, net of issuance costs (as further described below), $2,128,124 in stock option and warrant exercise proceeds and $780,000 in cash proceeds from the issuance of shares to a consultant, and was partially offset by payments under capital lease obligations.
Sale of Baseline StudioSystems Business Unit to The New York Times Company
          On August 25, 2006, Hollywood Media, entered into and simultaneously closed on a definitive stock purchase agreement (the “Purchase Agreement”) with The New York Times Company, a New York corporation (“The New York Times”), pursuant to which The New York Times purchased all of the outstanding capital stock of Hollywood Media’s wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000. BAC was the subsidiary of Hollywood Media which owned Hollywood Media’s Baseline business unit. Baseline constituted a portion of Hollywood Media’s Data Business Division. This sale to The New York Times did not include the other components of Hollywood Media’s Data Business (e.g., CinemaSource, EventSource and ExhibitorAds). $3.5 million dollars of the purchase price is being held in escrow for twelve months following the closing to cover potential indemnification claims by The New York Times under the terms of the Purchase Agreement. Hollywood Media’s expenditures relating to the sale included approximately $1.5 million in fees and expenses payable to Hollywood Media’s financial advisor, J.P. Morgan Securities, Inc., and approximately $3.6 million in sale-related contractual bonuses payable under performance formulas in preexisting employment agreements with the two principal managers of Baseline. These managers are no longer employees of Hollywood Media and Hollywood Media has no further obligations under these employment agreements. For additional information about this transaction, see Note 4 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in this Form 10-K Report. The businesses sold in this transaction are classified as discontinued operations in our consolidated financial statements.
2004 Private Placement
          In February 2004, Hollywood Media completed a private placement of common stock, which included the issuance of 5,773,355 shares of common stock to investors and five-year warrants to purchase an aggregate of 1,732,006 shares of common stock with an exercise price of $2.84 per share. Hollywood Media’s net cash proceeds from the private placement were approximately $15.1 million after deduction of expenses in connection with the transaction. Hollywood Media received $188,803 and $803,664 net of placement agent commission, from the exercise of a portion of these warrants during 2006 and 2005, respectively.

Senior Unsecured Notes Issued in 2005
          On November 23, 2005, Hollywood Media issued and sold $7,000,000 aggregate principal amount of its Senior Unsecured Notes (the “Senior Notes”) for aggregate gross cash proceeds of $7,000,000. The notes carry an 8% interest rate and an initial 12 month term, on which interest is payable in quarterly installments which commenced December 31, 2005. The principal is payable in cash or, at Hollywood Media’s option, in shares of Hollywood Media’s common stock valued on a per share basis at a 5% discount from the 20-day volume-weighted average market price per share of the common stock (“VWAP”) as of the payment date, subject to certain conditions to such option including but not limited to the requirement that the shares be registered for resale. Hollywood Media’s proceeds related to the issuance, net of issuance costs, was $6,595,690. The holders of the Senior Notes also received warrants to purchase 700,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share. In March 2006, Hollywood Media exercised its option under the terms of the Senior Notes, to extend the maturity date of the Senior Notes to May 23, 2007 in exchange for the delivery of additional five-year warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock with exercise price per share of $4.29. The Senior Notes are not convertible at the option of the holders.
Conversion of the Convertible Debenture due May 22, 2006
          On May 22, 2006, the remaining $1,000,000 principal amount of the 6% Senior Convertible Debentures due May 22, 2006 was converted into shares of Hollywood Media’s common stock at a conversion price of $3.20 per share. As a result of such conversion, at December 31, 2006, there is no remaining obligation under this convertible debenture.
Outlook
          The increase in cash and cash equivalents during 2006 provided additional capital, a portion of which we are utilizing for our business activities. The growth of our businesses, including our data syndication, ticketing and Ad Sales operations has required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate will be satisfied from our cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through December 31, 2007. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to offset operating expenses.
          While we expect growth in Hollywood Media’s major business units in the year ahead and plan to continue to develop these businesses, we are also exploring a number of scenarios that may help us to realize the full value of our assets in the interest of our shareholders. As stated in our press release issued on March 13, 2007, we believe Hollywood Media’s prospects remain strong and that we are making the necessary investments and strategic add-ons to position Hollywood Media for profitability and success. While we continue developing our businesses, we are also working with JPMorgan as our financial advisor to actively consider opportunities for our businesses, including potential dispositions. As a result of this ongoing process, Hollywood Media currently is precluded from implementing certain alternatives for returning cash to shareholders which had been under consideration by our Board of Directors. When this process is concluded, the Board intends to resume consideration of alternatives for returning cash to shareholders if deemed appropriate under the circumstances. We cannot make assurances as to the timing or occurrence of any such events.
          On February 1, 2007, Hollywood Media’s wholly-owned subsidiary, Theatre Direct NY, Inc., invested approximately $2.6 million in cash to consummate its acquisition of the Broadway ticketing business of Showtix LLC.
          Our capital expenditures during 2006 (excluding discontinued operations) were $1,183,320. We currently anticipate additional capital expenditures in 2007 to be approximately $1.4 million for various systems and equipment upgrades. These anticipated 2007 capital expenditures do not include any estimates for potential business acquisitions.
Contractual Obligations
          The following table sets forth information regarding certain types of our contractual obligations specified below as of December 31, 2006, in accordance with SEC rules requiring this disclosure.

	Payments Due by Period
Contractual		Less than	Years	Years	After
Obligations	Total	1 Year	1-3	4-5	5 Years
Senior unsecured notes (1)	$7,000,000	$7,000,000	$—	$—	$—
Capital lease obligations (2)	120,039	71,589	48,450	—	—
Operating lease obligations (3)	2,317,644	1,050,642	1,258,004	8,998	—

Total contractual obligations	$9,437,683	$8,122,231	$1,306,454	$8,998	$—

(1)	Senior unsecured notes due May 23, 2007 exclusive of interest.

(2)	Capital lease obligations are future lease payments under capital leases inclusive of interest.

(3)	Operating lease obligations include leases pertaining to various leased offices and facilities and those classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms expire at various dates through the year 2011. Also, certain equipment used in Hollywood Media’s operations is leased under operating leases.
Off-Balance Sheet Arrangements
          At December 31, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”
Critical Accounting Policies
          In response to the SEC’s Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
          Allowance for Doubtful Accounts
          Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts includes an element of uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,198,370 and $1,756,254 at December 31, 2006 and 2005, respectively. Although the Company believes its allowance is sufficient, if the financial condition of a number of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion.
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
          Gift certificate revenue is derived from the sale of gift certificates, with a one-year expiration period, for Broadway, off-Broadway, London shows and Dinner and Show sales to individuals, groups, travel agencies, tour groups and corporate programs. Proceeds from these sales are included in “Deferred revenue” in our accompanying consolidated balance sheets at the time of receipt, and are recognized as revenue during the period the performance of the show occurs, or upon expiration of the gift certificate.
          Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in our accompanying consolidated balance sheets, at the time of receipt, and are recognized as revenue on the day of departure from hotel.
          Dinner voucher revenue is derived from the sale of dinner vouchers for meals at upscale restaurants in New York City to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in our accompanying consolidated balance sheets, at the time of receipt, and are recognized as revenue on the date the voucher is presented, or upon expiration of the voucher.
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
          Self-Insurance Accruals
          Hollywood Media maintains self-insured retentions for its health benefits programs and limits its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company’s self-insurance liability, management considers a number of factors, which include historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the potential liability under the stop-loss insurance coverage using incurred but not reported analyses provided by Hollywood Media’s broker. The analyses used historical claims experience data available under the current self-insurance plan, which was then analyzed by the broker’s underwriters. The Company had $124,255 and $143,328 accrued for potential claims at December 31, 2006 and 2005, respectively. The insurance expense for the years ended December 31, 2006, 2005 and 2004 was $590,801, $453,467 and $435,636, respectively, and is included in “payroll and benefits” in the accompanying consolidated statements of operations.

          Stock Based Compensation
          As permitted under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transaction and Disclosure – an amendment of FAS 123” (“SFAS No. 148”), which amended Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”), we chose to account for our Stock Plan under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations through December 31, 2005. Under APB No. 25, because the exercise price of our employee stock options typically equals the market price of the underlying stock on the date of grant, no compensation expense is typically recorded upon grant (except as discussed in Note 17 — Supplemental Disclosure of Non-cash Investing and Financial Activities in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K). SFAS No. 148 requires disclosure of the estimated fair value of our employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values. Determining the fair value of stock options requires the Company to make assumptions regarding the key variables of a stock option pricing model which includes expected volatility, estimated life and dividend yield. These estimates are sensitive to changes in several factors including market conditions.
          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS No. 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the Commission amended compliance dates for SFAS No. 123R to allow companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that began after June 15, 2005. The Company was required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The proforma effect of expensing stock options under a fair value approach using the Black-Scholes pricing model on diluted earnings per common share for the years ended December 31, 2005 and 2004 is disclosed in Note 2 under the caption, “Stock Based Compensation.” The Company has adopted the provisions of the statement as of January 1, 2006. Application of the standard may have a material impact on the results of operations in future periods.
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
          We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them annually as of October 1. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets during the years ended 2006, 2005, or 2004 other than the asset write downs discussed in Note 9 — Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
          In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets acquired after June 30, 2001 are no longer subject to amortization. Goodwill and intangibles with indefinite lives acquired prior to June 30, 2001 ceased to be amortized beginning January 1, 2002. In addition, SFAS 142 changed the way we evaluated goodwill and intangibles for impairment. Beginning January 1, 2002, goodwill and certain intangibles are no longer amortized; however, they are subject to evaluation for impairment at least annually using a fair value based test. The fair value based test is a two-step test. The first step involved comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if and to the extent that the carrying value of goodwill exceeded the implied value.
          As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of the year ended December 31, 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date during the years ended December 31, 2006, 2005 and 2004 and there were no adjustments to the carrying value of long-lived assets. As of December 31, 2006, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would not result in the impairment of goodwill of any reporting unit.
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

          We have investments in subsidiaries in the United Kingdom and sell our services into this foreign market. Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for the United Kingdom at December 31, 2006 of U.S. dollar equivalents was $(238,570).
          Our United Kingdom subsidiaries sell services and pay for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar over the course of 2006 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $644,299 for 2006.
          As the assets, liabilities and transactions of our United Kingdom subsidiaries are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of 2006 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our net income by $24,121 for 2006.
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
Boca Raton, Florida
          We have audited the accompanying consolidated balance sheets of Hollywood Media Corp. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Media Corp. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
          As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hollywood Media Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ KAUFMAN, ROSSIN & CO., P.A.
Miami, Florida
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of Hollywood Media Corp.
          We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Hollywood Media Corp. and Subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Hollywood Media Corp. and Subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
March 28, 2005,
except for Note 4, as to which the date
is March 12, 2007

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,448,649	$6,926,313
Receivables, net	4,161,240	3,728,115
Inventories held for sale	3,374,127	1,731,279
Deferred ticket costs	15,273,324	11,803,999
Prepaid expenses	2,453,424	2,299,484
Other receivables	2,603,416	2,185,562
Other current assets	3,031,344	53,122
Restricted cash	90,000	—
Current assets of discontinued operations	—	677,590

Total current assets	58,435,524	29,405,464

ACQUISITION ESCROW	—	107,314
PROPERTY AND EQUIPMENT, net	2,052,679	1,939,062
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	282,714	546,907
INTANGIBLE ASSETS, net	1,918,369	1,840,569
GOODWILL	37,208,470	37,210,811
OTHER ASSETS	111,848	439,415
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	—	11,813,408

TOTAL ASSETS	$100,009,604	$83,302,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,237,844	$3,793,211
Accrued expenses and other	6,768,578	5,869,861
Deferred revenue	23,834,217	19,518,532
Customer deposits	1,775,713	1,594,780
Current portion of capital lease obligations	63,411	58,167
Convertible debenture, net	—	940,927
Senior unsecured notes, net	6,375,399	—
Current liabilities of discontinued operations	—	1,026,026

Total current liabilities	42,055,162	32,801,504

DEFERRED REVENUE	662,993	644,045
CAPITAL LEASE OBLIGATIONS, less current portion	43,542	57,918
MINORITY INTEREST	62,040	88,138
OTHER DEFERRED LIABILITY	62,986	69,165
SENIOR UNSECURED NOTES, net	—	5,402,255
DERIVATIVE LIABILITY	1,423,464	1,778,000
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	62,833

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 33,476,530 and 32,703,457 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	334,765	327,035
Additional paid-in capital	311,210,796	309,228,214
Deferred compensation	—	(1,787,500)
Accumulated deficit	(255,846,144)	(265,368,657)

Total shareholders’ equity	55,699,417	42,399,092

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,009,604	$83,302,950

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
NET REVENUES
Ticketing	$98,102,961	$78,890,718	$59,689,971
Other	17,792,499	11,464,312	9,899,270

	115,895,460	90,355,030	69,589,241

OPERATING COSTS AND EXPENSES
Cost of revenues – ticketing	81,928,952	67,515,534	51,781,133
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	7,204,546	4,779,185	4,057,680
Selling, general and administrative	15,589,131	11,452,679	10,237,259
Payroll and benefits	15,600,177	14,688,004	11,021,138
Amortization of CBS advertising	—	—	38,807
Depreciation and amortization	1,879,405	1,468,334	1,579,201

Total operating costs and expenses	122,202,211	99,903,736	78,715,218

Loss from operations	(6,306,751)	(9,548,706)	(9,125,977)

EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES	12,227	533,228	576,317

OTHER INCOME (EXPENSE)
Interest, net	(1,788,241)	(546,171)	(2,608,776)
Change in derivative liability	640,536	87,037	—
Other, net	1,025	44,523	3,334

Loss from continuing operations before minority interest	(7,441,204)	(9,430,089)	(11,155,102)

MINORITY INTEREST IN (EARNINGS) LOSSES OF SUBSIDIARIES	4,910	(168,107)	(388,383)

Loss from continuing operations	(7,436,294)	(9,598,196)	(11,543,485)

Gain on sale of discontinued operations, net of income taxes of $524,265	16,328,241	—	—
Income (loss) from discontinued operations	630,566	685,014	(54,314)

Income (loss) from discontinued operations	16,958,807	685,014	(54,314)

Net Income (loss)	$9,522,513	$(8,913,182)	$(11,597,799)

Basic and diluted income (loss) per common share
Continuing operations	$(0.23)	$(0.30)	$(0.42)
Discontinued operations	0.52	0.02	(0.00)

Total basic and diluted net income (loss) per share	$0.29	$(0.28)	$(0.42)

Weighted average common and common equivalent shares outstanding – basic and diluted	32,761,848	31,470,307	27,784,850

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Deferred	Accumulated
	Shares	Amount	Paid-in Capital	Compensation	Deficit	Total
Balance – December 31, 2003	21,810,266	$218,103	$279,087,772	$(162,500)	$(244,857,676)	$34,285,699

Issuance of stock, options and warrants for services rendered	—	—	233,081	—	—	233,081
Issuance of compensatory stock for services rendered	20,000	200	87,064	—	—	87,264
Issuance of stock – 401(k) employer match and other	52,627	526	139,461	—	—	139,987
Acquisition costs paid with stock-based compensation	—	—	158,000	—	—	158,000
Proceeds from issuance of stock to consultants	285,211	2,852	667,148	—	—	670,000
Issuance of stock – stock option exercise	319,500	3,195	447,160	—	—	450,355
Issuance of stock – warrant exercise, net of placement commissions	280,958	2,810	762,698	—	—	765,508
Issuance of stock to employees	10,383	104	34,896	—	—	35,000
Issuance of nonvested common stock	800,000	8,000	2,592,000	(2,600,000)	—	—
Amortization of deferred compensation	—	—	—	325,000	—	325,000
Issuance of stock for business acquisition	73,249	732	249,268	—	—	250,000
Issuance of stock for acquisition of intangible assets	159,567	1,596	523,147	—	—	524,743
Change in beneficial conversion feature on convertible debentures	—	—	707,070	—	—	707,070
Issuance of stock – interest on convertible debentures	157,605	1,576	356,282	—	—	357,858
Issuance of stock – conversion of convertible debentures	1,540,985	15,410	4,684,590	—	—	4,700,000
Private placement, net of expenses	5,773,355	57,733	14,999,771	—	—	15,057,504
Net loss	—	—	—	—	(11,597,799)	(11,597,799)

Balance – December 31, 2004	31,283,706	312,837	305,729,408	(2,437,500)	(256,455,475)	47,149,270

Issuance of compensatory stock for services rendered	22,237	222	103,738	—	—	103,960
Issuance of stock – stock option exercises	606,714	6,067	1,320,223	—	—	1,326,290
Issuance of stock to employees	22,655	227	101,102	—	—	101,329
Issuance of stock – interest on convertible debenture	13,620	136	59,863	—	—	59,999
Issuance of stock – warrant exercise, net of placement commissions	514,574	5,146	798,518	—	—	803,664
Issuance of stock – 401(k) employer match	39,951	400	193,362	—	—	193,762
Amortization of deferred compensation	—	—	—	650,000	—	650,000
Acquisition costs paid with common stock	—	—	144,000	—	—	144,000
Proceeds from issuance of stock to consultants	200,000	2,000	778,000	—	—	780,000
Net loss	—	—	—	—	(8,913,182)	(8,913,182)

Balance – December 31, 2005	32,703,457	327,035	309,228,214	(1,787,500)	(265,368,657)	42,399,092

Reclassification of deferred compensation	—	—	(1,787,500)	1,787,500	—	—
Issuance of stock – stock option exercises	67,125	672	204,769	—	—	205,441
Issuance of stock to employees	126,914	1,269	542,802	—	—	544,071
Issuance of stock – interest on convertible debenture	9,133	91	38,374	—	—	38,465
Issuance of stock – warrant exercise, net of placement commissions	69,250	692	188,111	—	—	188,803
Issuance of stock – 401(k) employer match	44,028	440	189,320	—	—	189,760
Amortization of deferred compensation	—	—	650,000	—	—	650,000
Issuance of stock for business acquisitions	23,844	238	99,762	—	—	100,000
Issuance of stock for acquisitions of intangible assets	120,279	1,203	515,297	—	—	516,500
Issuance of stock – conversion of convertible debentures	312,500	3,125	996,875	—	—	1,000,000
Compensation expense on employee stock options	—	—	344,772	—	—	344,772
Net income	—	—	—	—	9,522,513	9,522,513

Balance – December 31, 2006	33,476,530	$334,765	$311,210,796	$—	$(255,846,144)	$55,699,417

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders’ equity.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,522,513	$(8,913,182)	$(11,597,799)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain)/loss from discontinued operations	(16,958,807)	(685,014)	54,315
Depreciation and amortization	1,879,405	1,468,334	1,579,201
Interest paid in stock	38,465	59,999	357,858
Amortization of discount and beneficial conversion feature on convertible debentures	59,073	141,775	2,131,525
Change in derivative liability	(640,536)	(87,037)	—
Amortization of debt issuance costs	327,096	40,870	—
Amortization of discount on senior unsecured notes	1,259,144	267,292	—
Amortization of deferred financing costs	4,535	10,885	168,321
Equity in earnings of unconsolidated investees, net of return of invested capital	264,193	(111,398)	(271,304)
Compensation expense on stock options and warrants	344,772	—	233,081
Compensation expense on employee stock issuances	544,071	101,329	35,000
Amortization of CBS advertising	—	—	38,807
Amortization of deferred compensation costs	650,000	650,000	325,000
Provision for bad debts	845,951	163,781	40,864
Issuance of compensatory stock for services rendered	—	103,960	87,264
Minority interest in (earnings) losses of subsidiaries, net of distributions to minority owners	(26,098)	14,063	52,180
Changes in assets and liabilities:
Receivables	(1,279,076)	(579,621)	(353,081)
Inventories held for sale	(1,642,848)	(725,034)	(851,017)
Deferred ticket costs	(3,469,325)	(4,343,085)	(1,846,468)
Prepaid expenses	(153,940)	(91,545)	44,487
Other receivables	(491,320)	(583,993)	(526,733)
Other current assets	(178,222)	(7,187)	(26,044)
Restricted cash	—	—	850,000
Other assets	(4,064)	27,879	13,068
Accounts payable	(555,367)	(21,338)	1,699,874
Accrued expenses and other	1,108,254	1,116,813	(671,174)
Deferred revenue	4,334,633	5,928,905	2,736,102
Customer deposits	180,933	601,144	—
Other deferred liability	(6,179)	5,304	(75,114)

Net cash used in operating activities – continuing operations	(4,042,744)	(5,446,101)	(5,771,787)
Net cash provided by (used in) discontinued operations	1,332,816	1,616,339	(252,485)

Net cash used in operating activities	(2,709,928)	(3,829,762)	(6,024,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,188,320)	(970,227)	(1,283,098)
Acquisition of businesses, net of cash acquired	4,979	(3,647,437)	(3,208,758)
Proceeds from sale of assets	25,159,520	—	—
Acquisition escrow	—	—	(750,000)
Acquisition of intangible assets	(153,517)	—	(218,421)
Restricted cash	(90,000)	—	—

Net cash provided by (used in) investing activities – continuing operations	23,732,662	(4,617,664)	(5,460,277)
Net cash used in investing activities – discontinued operations	(812,641)	(36,146)	(147,939)

Net cash provided by (used in) investing activities	22,920,021	(4,653,810)	(5,608,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of shareholder/officer loan	—	—	(600,000)
Proceeds received from exercise of stock options	205,441	1,326,290	450,355
Proceeds received from exercise of warrants, net	188,803	803,664	765,508
Proceeds from issuance of shares to consultants	—	780,000	670,000
Net repayments to factor	—	—	(196,056)
Net proceeds from issuance of common stock in private placement	—	—	15,057,504
Payments under capital lease obligations	(61,552)	(135,982)	(287,058)
Proceeds from issuance of senior unsecured notes, net of issuance costs	—	6,595,690	—

Net cash provided by financing activities – continuing operations	332,692	9,369,662	15,860,253
Net cash used in financing activities – discontinued operations	(20,449)	(35,285)	(16,905)

Net cash provided by financing activities	312,243	9,334,377	15,843,348

Net increase in cash and cash equivalents	20,522,336	850,805	4,210,860

CASH AND CASH EQUIVALENTS, beginning of period	6,926,313	6,075,508	1,864,648

CASH AND CASH EQUIVALENTS, end of period	$27,448,649	$6,926,313	$6,075,508

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$649,467	$38,989	$55,411

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(1) BACKGROUND:
          Hollywood Media Corp. (“Hollywood Media” or “the Company”) was incorporated in the State of Florida on January 22, 1993. Hollywood Media is a provider of entertainment-related information, content and ticketing services to consumers and businesses. Hollywood Media manages a number of integrated business units focused on Hollywood, Broadway and the entertainment industry. Hollywood Media derives a diverse stream of revenues from this array of business units including revenue from retail and wholesale Broadway ticket sales, business to business syndication of entertainment related content, subscription fees, content licensing fees, advertising, and book development.
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
          Hollywood Media’s syndication business began in May 1999 with the acquisition of CinemaSource, Inc., a supplier of movie showtimes and related content in the United States and Canada to newspapers, wireless companies, Internet companies and other media outlets. In mid 1999 Hollywood Media launched the EventSource business as an expansion of the operations of CinemaSource. EventSource compiles and syndicates detailed information on community events in cities around the country, including concerts, sporting events, festivals, and live theater. Hollywood Media launched ExhibitorAds in January 2002 as a further expansion of the CinemaSource operations. ExhibitorAds leverages the movie theater showtimes from the CinemaSource data collection systems and relationships with various movie exhibitors to create exhibitor paid directory ads for insertion in newspapers around the country and also provides other exhibitors marketing services including brochures and movie showtimes e-mail marketing. In June 2004, Hollywood Media acquired the assets of Front Row Marketing, a provider of opt-in e-mails of movie showtimes services for certain movie theater exhibitors in the United States, and integrated this operation into its ExhibitorAds business unit. Hollywood Media further expanded its syndication business with the acquisition of Baseline, Inc. (“Baseline”) in August 1999. Baseline is a flat fee and pay-per-use subscription website geared to movie studios, movie and TV production companies and movie and TV professionals. During January 2002, Hollywood Media merged Baseline with FilmTracker (then owned by Fountainhead Media), a leading provider of information services to professionals in the feature film and television industries, and in July 2004, acquired StudioSystems, Inc., a leading entertainment industry database and information service provider. The new combined service incorporates all of Baseline’s and StudioSystems’ data with FilmTracker’s content management system and interface.

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
          In 2000, Hollywood Media acquired an interest in MovieTickets.com Inc., a joint venture, primarily with AMC Entertainment Inc. (AMC), National Amusements, Inc. (NAI), Viacom Inc. and America Online, Inc. (AOL). Hollywood Media owns 26.2% of the equity in the MovieTickets.com joint venture and this entity is not consolidated in these financial statements. The MovieTickets.com website, which launched in May 2000, allows users to purchase movie tickets online and retrieve them at “will call” windows or kiosks at the theaters. MovieTickets.com generates revenue from the sale of advertising and from service fees charged to users for the purchase of tickets. These revenues are not included in Hollywood Media’s revenues, however, Hollywood Media records revenues for commissions earned on ad sales sold on behalf of Movietickets.com (see Note 20). Hollywood Media records its share of the earnings or loss in MovieTickets.com as equity in earnings of unconsolidated investees. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com because Hollywood Media had not committed to fund future losses, if any, generated by MovieTickets.com (see Note 15).
          Hollywood Media has expended significant funds developing its ticketing, data business, ad sales, intellectual property, e-commerce, and other businesses. Operating losses since inception have contributed to an accumulated deficit totaling $255.8 million and $265.4 million at December 31, 2006 and 2005, respectively. The success of Hollywood Media’s operations in future years is dependent on its ability to generate adequate revenues and cash flows to offset operating expenses. Hollywood Media expects to incur additional losses while it continues to grow its businesses. Hollywood Media’s operating plans and assumptions indicate that anticipated cash flows, when combined with other potential sources of capital, will be sufficient to meet working capital requirements for the year 2007. There can be no assurances that Hollywood Media will be able to generate sufficient revenues from these activities to cover its costs and therefore, Hollywood Media may continue to incur losses and negative cash flows from operations. To the extent that Hollywood Media does not generate sufficient revenues to offset expenses Hollywood Media may require further financing beyond cash on hand to fund ongoing operations.
          In August 2006, Hollywood Media, entered into and simultaneously closed on a definitive stock purchase agreement (the “Purchase Agreement”) with The New York Times Company, a New York corporation

(“The New York Times”), pursuant to which The New York Times purchased all of the outstanding capital stock of Hollywood Media’s wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000. BAC was a subsidiary of Hollywood Media which constituted a portion of Hollywood Media’s Data Business Segment. This sale to The New York Times did not include the other components of Hollywood Media’s Data Business (e.g., CinemaSource, EventSource and ExhibitorAds). $3,500,000 million dollars of the purchase price is being held in escrow for twelve months following the closing to cover potential indemnification claims by The New York Times under the terms of the Purchase Agreement. Hollywood Media’s expenditures relating to the sale included approximately $1.5 million in fees and expenses payable to Hollywood Media’s financial advisor, J.P. Morgan Securities, Inc., and approximately $3.6 million in sale-related contractual bonuses payable under performance formulas in preexisting employment agreements with the two principal managers of Baseline. These managers are no longer employees of Hollywood Media and Hollywood Media has no further obligations under these employment agreements (see Note 4).
          In November 2005, Hollywood Media completed a $7.0 million issuance of senior unsecured notes, whereupon the Company received net proceeds of approximately $6.6 million after deducting expenses incurred in connection with the transaction. See Note 11 for discussion of this debt offering and other debt transactions completed during 2004, 2005 and 2006.
          In February 2004, Hollywood Media completed a $16.4 million private placement of 5,773,355 shares of its common stock and warrants, whereupon the Company received net proceeds of approximately $15.1 million after deducting expenses incurred in connection with the transaction (see Note 13).
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
          Accounting Estimates
          The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that the Company make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. Significant estimates and assumptions embodied in the accompanying consolidated financial statements, which are evaluated on an ongoing basis, include the deferred tax asset valuation allowance, the adequacy of reserves for accounts receivables and self-insurance accruals for compensation, contingencies and litigation, investments in less than 50% owned companies and other long-lived assets as well as Hollywood Media’s ability to realize the carrying value of goodwill and intangible assets.
          Cash and Cash Equivalents
          Hollywood Media considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $21,190,776 and $5,541,352 at December 31, 2006 and 2005, respectively. From time to time the Company maintains cash balances with financial institutions in excess of federally insured limits.

          Receivables
          Receivables consist of amounts due from customers who have advertised on Hollywood Media’s and Movietickets.com’s websites, purchased content from Hollywood Media’s syndication businesses, and purchased live theater tickets, amounts due from box offices for commission on live theater tickets sold to groups and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable. Receivables are net of an allowance for doubtful accounts of $1,198,370 and $1,756,254 at December 31, 2006 and 2005, respectively.
          Allowance for Doubtful Accounts
          Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance includes all receivables 180 days overdue. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the age of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,198,370 and $1,756,254 at December 31, 2006 and 2005, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. Changes in the allowance for doubtful accounts consisted of:

	Additions (Deductions)
	Balance at	Charges to	Charged				Balance at
	Beginning	costs and	to other				end of
	of year	expenses	accounts		Write Offs		year
Allowance for doubtful accounts:
2006	$1,756,254	$845,951	$—		$(1,403,835)	(B)	$1,198,370
2005	$205,832	$163,781	$1,472,524	(A)	$(85,883)	(B)	$1,756,254
2004	$212,302	$40,864	$6,314	(A)	$(53,648)	(B)	$205,832

Notes:	(A)	Principally increases to the allowance due to acquired businesses and collections on accounts previously written off or decreased due to sale of businesses.

	(B)	Uncollectible accounts written off.
          Inventories Held for Sale and Deferred Ticket Costs
          Inventories held for sale consist primarily of Broadway tickets or other live theater tickets available for sale. Deferred ticket costs consist of tickets sold (subject to the performance occurring) to groups, individuals, and travel agencies for future performances which have been delivered to the customer or held by the Company as “will call.” Both are carried at cost using the specific identification method. Ticket inventory does not include movie tickets.
          The portion of receivable and inventory balances that relate to the sales of tickets to groups, individuals and travel agencies for Broadway and other live theatre shows are, principally for shows or performances that take place at venues in New York, New York, a major metropolitan area reported as subject to the threat of terrorist acts from time to time by relevant U.S. Government agencies. Hollywood Media recognizes that a significant civil disturbance occurring in New York City could lead to closures of available performance venues for which it may not receive reimbursement of ticket costs and/or payment on outstanding receivables, and could adversely impact the normal conduct of its operations within New York City for an indefinite period of time.
          Property and Equipment
          Property and equipment are carried at cost and are classified in six categories. The categories and estimated service lives are as follows:

Furniture and fixtures	5 years
Equipment and software	3 to 5 years
Website development	3 years
Equipment under capital leases	Term of lease
Leasehold improvements	Term of lease or 3 years
Internally developed software	3 years upon implementation
          Depreciation is provided in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated service lives, which range from three to five years, on a straight-line basis. Leasehold improvements are amortized over the lesser of the terms of the respective leases or three years. Maintenance and repairs are charged to expense when incurred.
          Website Development Costs and Internally Developed Software
          Emerging Issues Task Force 00-2, “Accounting for Website Development Costs” (“EITF 00-2”) is the authoritative guidance for accounting for website costs. In EITF 00-2, the Task Force reached a consensus that all costs relating to software used to operate a website should be accounted for under Statement of Position 98-1“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” unless a plan exists or is being developed to market the software externally. Website development costs capitalized, net of transfers in and out, during the years ended December 31, 2006, 2005 and 2004 were $70, $290,624 and $213,280, respectively. Website development costs are amortized using the straight-line method over a 3 year period.
          Certain software development costs for internally developed software have been capitalized in accordance with the provisions of Statement of Position 98-1. These capitalized costs include purchased software for internal use, consulting services and costs for personnel associated with programming, coding and testing such software during the application development stage and are included in “property and equipment” in the accompanying consolidated balance sheets. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense in the accompanying consolidated statements of operations. Software development costs are being amortized using the straight-line method over three years. Internally developed software costs capitalized during the years ended December 31, 2006, 2005 and 2004 were $430,660, $330,479 and $164,478, respectively.
          Goodwill and Intangible Assets
          Prior to December 31, 2001, goodwill had been amortized on a straight-line basis over its estimated useful life, which ranged from 10 to 40 years. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. Under No. SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if indicators arise. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. Hollywood Media has selected October 1 as the date upon which it conducts its annual impairment review. The Company’s annual impairment analysis, which was performed during the fourth quarter, did not result in an impairment charge for any of the years ended December 31, 2006, 2005 and 2004.

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
          If an indicator of impairment is present, Hollywood Media evaluates the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values if fair value is lower than carrying value. Hollywood Media determines fair value as the net present value of future cash flows. There were no adjustments to the carrying value of long lived assets during December 31, 2006, 2005, or 2004.
          Revenue Recognition
          Revenue recognition policies for ticketing, syndication, advertising and book packaging and licensing, are set forth below.
          Ticketing. Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational facilities. Proceeds from these sales received in advance of the corresponding performance activity are included in “Deferred Revenue” at the time of receipt, and are recognized as revenue in the period the performance of the show occurs or upon expiration of the gift certificate.
          Gift certificate revenue is derived from the sale of gift certificates, with a one-year expiration period, for Broadway, off-Broadway, London shows and Dinner and Show sales to individuals, groups, travel agencies, tour groups and corporate programs. Proceeds from these sales are included in “Customer deposits” in the accompanying consolidated balance sheets at the time of receipt, and are recognized as revenue in the period the performance of the show occurs, or upon expiration of the gift certificate.
          Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in the accompanying consolidated balance sheets, at the time of receipt, and are recognized as revenue on the day of departure from hotel.
          Dinner voucher revenue is derived from the sale of dinner vouchers for meals at upscale restaurants in New York City to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in the accompanying consolidated balance sheets, at the time of receipt, and are recognized as revenue on the date the voucher is presented, or upon expiration of the voucher.
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
          Shipping and Handling. The Company includes shipping and handling revenues and costs in net revenues and cost of sales, respectively. Shipping and handling revenues amounted to $389,827, $318,269 and $208,260 for the years ended December 31, 2006, 2005 and 2004, respectively. Shipping and handling cost of sales amounted to $303,785, $255,412 and $154,352 for the years ended December 31, 2006, 2005 and 2004, respectively.
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
          Barter Transactions
          Hollywood Media periodically enters into barter agreements with other Internet and Data companies to exchange services on each other’s websites. The Company accounts for these arrangements in accordance with EITF Issue No. 99-17 “Accounting for Advertising Barter Transactions” which requires gross reporting of barter transactions only where barter transactions can be supported by an equivalent quantity of similar cash transactions.
          Segment Information
          Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers, (see Note 18).
          Earnings Per Common Share
          Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS No. 128”) requires companies to present basic and diluted earnings per share (“EPS”). Earnings per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding.

          Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 5,676,865, 7,019,214 and 5,668,066 were excluded from the calculation of diluted earnings per share in 2006, 2005 and 2004, respectively, because their impact was anti-dilutive to the loss from continuing operations. Non-vested shares are not included in the basic calculation until vesting occurs. There were 350,000, 550,000 and 750,000 unvested shares as of December 31, 2006, 2005, and 2004, respectively.
          Advertising Costs
          Hollywood Media expenses the cost of advertising as incurred or when such advertising initially takes place. Advertising costs for the years ended December 31, 2006, 2005 and 2004 were $4,915,570, $3,235,653 and $1,957,619, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
          Self-Insurance Accruals
          Hollywood Media maintains self-insured retentions for its health benefits programs and limits its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company’s self-insurance liability, management considers a number of factors, which include historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the potential liability under the stop-loss insurance coverage using incurred but not reported analyses provided by Hollywood Media’s broker. The analyses used historical claims experience data available under the current self-insurance plan, which was then analyzed by the broker’s underwriters. The Company accrued $124,255 and $143,328 for potential claims at December 31, 2006 and 2005, respectively. The insurance costs for the years ended December 31, 2006, 2005 and 2004 were $590,801, $453,467 and $435,636, respectively, and are included in payroll and benefits in the accompanying consolidated statements of operations.
          401(k) Plan
          Hollywood Media maintains a 401(k) Plan (the Plan) covering all employees who meet certain eligibility requirements. The Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (not to exceed a statutorily prescribed annual limit). All amounts contributed by employee participants in conformity with Plan requirements and earnings on such contributions are fully vested at all times. With respect to the year ended December 31, 2006, Hollywood Media matched 50% of the first 8% of the employees’ compensation contributions in common stock with a fair value of $248,876, for those participants employed in excess of 1,000 hours during the year. The match was paid with 59,257 shares of Hollywood Media common stock issued subsequent to December 31, 2006. The matches paid for the years ended December 31, 2005 and 2004 were 44,028 and 39,951 shares of Hollywood Media common stock, valued at $189,760 and $193,762 respectively. The Plan had investments in Company stock of 207,506 shares valued at $871,525, and 196,469 shares valued at $846,781 as of December 31, 2006 and 2005, respectively.
          Reclassifications
          Certain reclassifications have been made to prior years’ consolidated financial statements to conform with the current year’s presentation, including “payroll and benefits,” which had been included in “Selling, general and administrative” in the consolidated statements of operations in 2004, and “Customer deposits,” which had been included in “Deferred revenue” in 2005 and is now stated separately in the accompanying consolidated balance sheets.

(3)	STOCK OPTION PLANS; WARRANTS; AND EMPLOYEE STOCK BASED COMPENSATION:
          Shareholder-Approved Plans
          Hollywood Media has four shareholder-approved equity compensation plans: the 2004 Stock Incentive Plan, the 2000 Stock Incentive Plan, the 1993 Stock Option Plan, and the Directors Stock Option Plan. In addition to stock options, each of the 2004 Stock Incentive Plan and the 2000 Stock Incentive Plan permits the granting of stock awards and other forms of equity compensation for key personnel and directors. There were an aggregate of 909,803, 1,029,000 and 241,804 shares remaining available for issuance under Hollywood Media’s equity compensation plans at December 31, 2006, 2005 and 2004, respectively. The options may be either qualified incentive stock options or nonqualified stock options. Stock options granted to date generally have had an exercise price per share equal to the market value per share of the common stock on the date prior to grant and generally expire five years or ten years from the date of grant. Options awarded to Hollywood Media’s employees generally become exercisable in annual increments over a four-year period beginning one year from the grant date, although some are immediately exercisable and some vest based on other terms as specified in the option grants. Options awarded to directors become exercisable six months after date of grant. These plans are registered with the SEC on Form S-8. Shares issued under the plan are issued from the Company’s unissued shares authorized under its articles of incorporation.
          Warrants
          Equity compensation not approved by security holders consists primarily of warrants or other equity purchase rights granted to non-employees of Hollywood Media in exchange for services. Additional information about such equity compensation is included in the paragraphs and tables below.
          1993 Stock Option Plan
          Under Hollywood Media’s shareholder-approved 1993 Stock Option Plan, as amended (the “1993 Plan”), 3,000,000 shares of Hollywood Media’s common stock were reserved for issuance upon exercise of options. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of Hollywood Media’s Board of Directors (the “Committee”) administers and interprets the 1993 Plan and, prior to July 1, 2003, was authorized to grant options thereunder to all eligible consultants, employees and officers of Hollywood Media.
          The 1993 Plan provided for the granting of both “incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Options were granted under the 1993 Plan on such terms and at such prices as determined by the Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant, or after the expiration of 10 years from the date of grant. Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorizes Hollywood Media to make loans to employees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less that the rate of interest payable by Hollywood Media to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. No such loans were made during the years ended December 31, 2006, 2005 or 2004.
          As of December 31, 2006, options to purchase 381,000 shares of common stock were outstanding under the 1993 Plan and 2,875 options granted under the 1993 Plan were exercised in 2006. The ability to grant more options under the 1993 Plan expired on July 1, 2003. As such, no further grants are permitted under 1993 Plan.
          2000 Stock Incentive Plan
          In December 2000, the Board of Directors and Hollywood Media’s shareholders approved Hollywood Media’s 2000 Stock Incentive Plan (the “2000 Plan”), and the 2000 Plan was amended during the year ended December 31, 2003. The purpose of the 2000 Plan is to advance the interests of Hollywood Media by providing an additional incentive to attract, retain and motivate highly competent persons as officers and key employees of, and consultants to, Hollywood Media and its subsidiaries and affiliates and to encourage stock ownership in Hollywood Media by such persons by providing them opportunities to acquire shares of Hollywood Media’s common stock, or to receive monetary payments based on the value of such shares pursuant to the benefits described therein. Additionally, the 2000 Plan is intended to assist in further aligning the interests of Hollywood Media’s officers, key employees and consultants to those of its other stockholders.
          Under the 2000 Plan, as amended, 2,765,287 shares of common stock are reserved for issuance upon exercise of benefits granted under the 2000 Plan. The maximum number of shares of Common Stock with respect to which benefits may be granted or measured to any individual participant under the 2000 Plan during the term of the 2000 Plan shall not exceed 1,000,000 subject to certain potential adjustments as provided in the plan. If any benefit granted pursuant to the 2000 Plan terminates, expires or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the 2000 Plan. The shares acquired upon exercise of benefits granted under the 2000 Plan will be authorized and issued shares of common stock. Hollywood Media’s shareholders do not have any preemptive rights to purchase or subscribe for the shares reserved for issuance under the 2000 Plan.
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
          As of December 31, 2006, options to purchase 50,000 shares of common stock were outstanding under the 2000 Plan. During the year ended December 31, 2006, no options were granted under the 2000 Plan, and 55,750 options granted under the 2000 Plan were exercised.
          2004 Stock Incentive Plan
          During the year ended December 31, 2004, Hollywood Media’s Board of Directors and shareholders approved Hollywood Media’s 2004 Stock Incentive Plan (the “2004 Plan”). The purpose of the 2004 Plan is to advance the interests of Hollywood Media by providing an additional incentive to attract, retain and motivate highly competent persons as officers and key employees of, and consultants to, Hollywood Media and its subsidiaries and affiliates and to encourage stock ownership in Hollywood Media by such persons by providing them opportunities to acquire shares of Hollywood Media’s common stock, or to receive monetary payments based on the value of such shares pursuant to the benefits described therein. Additionally, the 2004 Plan is intended to assist in further aligning the interest of Hollywood Media’s officers, key employees and consultants to those of its other stockholders.
          Under the 2004 Plan, 1,500,000 shares of common stock are reserved for issuance upon exercise of benefits granted under the 2004 Plan. The maximum number of shares of Common stock with respect to which benefits may be granted or measured to any individual participant under the 2004 Plan during the term of the 2004 Plan shall not exceed 500,000 subject to certain potential adjustments as provided in the plan. If any benefit granted pursuant to the 2004 Plan terminates, expires, or is canceled or surrendered, in whole or in part, shares subject to the unexercised portion may again be issued pursuant to the 2004 Plan. The shares acquired upon exercise of benefits granted under the 2004 Plan will be authorized and issued shares of common stock. Hollywood Media’s shareholders do not have any preemptive rights to purchase or subscribe for the shares reserved for issuance under the 2004 Plan.

          The 2004 Plan is administered by the Stock Option Committee, which has the right to determine, among other things, the persons to whom options, restricted stock, or other benefits are granted, the number of shares of common stock subject to options an other benefits, the exercise price of options and the other terms an conditions thereof. The 2004 Plan provides for the issuance of Incentive Stock Options and Nonqualified Stock Options. An Incentive Stock Option is an option to purchase common stock that meets the definition of “incentive stock option” set forth in Section 422 of the Internal Revenue Code of 1986. A Nonqualified Stock Option is an option to purchase common stock that meets certain requirements in the 2004 Plan but does not meet the definition of an “incentive stock option” set forth in Section 422 of the Code. In addition, the Benefits under the 2004 Plan may be granted in any one or a combination of Options, Stock Appreciation Rights, Stock Awards, Performance Awards and Stock Units. Upon receiving Grants of benefits, each holder of benefits must enter into a benefit agreement with Hollywood Media that contains the appropriate terms and conditions as determined by the Stock Option Committee.
          As of December 31, 2006, options to purchase 448,500 shares of common stock were outstanding under the 2004 Plan. During the year ended December 31, 2006, options to purchase 45,000 shares and 126,914 shares were granted under the 2004 Plan, and no options were exercised.
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
          As of December 31, 2006, options to purchase 265,943 shares of common stock were outstanding under Directors Stock option Plan. During the year ended December 31, 2006, options to purchase 60,000 shares were granted and options for 10,000 shares were exercised under the Directors Stock Option Plan.
          Shares Available for Future Grant under Stock Plans
          At December 31, 2006, options to purchase 19,057 shares were available for future grant under the Directors Stock option Plan. At December 31, 2006 there were 191,052 shares available for future grant under the 2000 Plan for options, stock and other awards, and 699,694 shares available for future grant under the 2004 Plan for options, stock and other awards. No options were available for future grant under the 1993 Plan.
          Accounting for Share-Based Compensation
          On January 1, 2006, Hollywood Media adopted Statement of Financial Accounting Standards 123R, “Share-Based Payments,” (“SFAS No. 123R”) which replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and superceded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”(“APB No. 25”). SFAS No. 123R was adopted using the modified prospective transition method, and accordingly, prior periods have not been restated. The Modified prospective method requires the recognition of compensation cost for (i) share-based awards granted prior to but not yet vested as of January 1, 2006, based on the fair value calculated on the grant date, and (ii) share-based awards granted subsequent to January 1, 2006, also based on the fair value calculated on the grant date. Prior to January 1, 2006, Hollywood Media accounted for employee stock options under the provisions of APB No. 25. Under Hollywood Media’s plan, stock options are generally issued at the current market price on the grant date and have no intrinsic value at the grant date. Accordingly, Hollywood Media generally recorded no compensation expense under APB No. 25.
          During the year ended December 31, 2006, Hollywood Media recorded $888,842 of stock-based compensation expense which caused the loss from continuing operations to increase by $888,842 and basic and diluted loss per share from continuing operations to increase by $.02. Stock-based compensation from discontinued operations for the year ended December 31, 2006 is not considered material to the accompanying consolidated statements of operations.
          For periods prior to January 1, 2006, Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transaction and Disclosure – an amendment of FASB Statement No. 123” (“SFAS No. 148”) required disclosure of the pro forma amount of net income and per share amounts including the amount of fair value based compensation expense that would have been recognized in those periods had compensation expense been recorded. The following table includes the impact on net loss and per share amounts for the years ended December 31, 2005 and 2004 had Hollywood Media recognized fair value compensation costs during such years:

	Year ended December 31,
	2005	2004
Reported net loss	$(8,913,182)	$(11,597,799)
Non-cash compensation expense under intrinsic value method	—	9,141
Stock-based employee compensation expense under the fair value method	(2,121,210)	(1,521,644)

Adjusted net loss	$(11,034,392)	$(13,110,302)

Reported basic and diluted net loss per share	$(0.28)	$(0.42)

Adjusted basic and diluted net loss per share	$(0.35)	$(0.47)

Weighted average common and common equivalent shares Outstanding – basic and diluted	31,470,307	27,784,850

          Table of Stock Option and Warrant Activity
          A summary of all stock option and warrant activities for the year ended December 31, 2006 follows:

	Stock Options		Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2005	1,843,443	$4.56	3,153,661	$4.35

Granted	105,000	4.18	103,687	4.28
Exercised	(68,625)	3.03	(69,250)	2.84
Cancelled	(140,625)	4.77	—	—
Expired	(593,750)	4.83	(411,062)	4.93

Outstanding at December 31, 2006	1,145,443	$4.45	2,777,036	$4.30

          Stock Options
          The following table summarizes the activity with respect to the stock options of Hollywood Media for the year ended December 31, 2006.

			Weighted
			Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Outstanding at December 31, 2005	1,843,443	$0.01 - $16.50	$4.56
Granted	105,000	$4.08 - $4.40	$4.18
Exercised	(68,625)	$0.98 - $4.10	$3.03
Cancelled	(140,625)	$0.98 - $5.98	$4.77
Expired	(593,750)	$0.01 - $6.50	$4.83

Outstanding at December 31, 2006	1,145,443	$0.01 - $16.50	$4.45

          Data on Outstanding Options at December 31, 2006:

			Weighted
			Average
	Number of	Weighted	Remaining
	Options	Average Exercise	Contractual	Aggregate
	Outstanding	Price Per Share	Term (years)	Intrinsic Value (1)
Vested Options	1,040,443	$4.54	4.07	$635,442
Non-vested Options	105,000	$3.56	3.86	69,288

Total Outstanding Stock Options	1,145,443	$4.45	4.05	$704,730

(1)	The aggregate intrinsic value is computed based on the closing price of Hollywood Media’s stock on December 31, 2006, which is a price per share of $4.20.
     As of December 31, 2006, there was $308,792 unrecognized compensation cost related to non-vested stock option awards. The cost is expected to be recognized over a weighted-average period of 3.05 years.
          Stock option exercises during the years ended December 31, 2006, 2005 and 2004 resulted in the receipt of cash proceeds of $205,441, $1,326,291 and $450,355, respectively. The intrinsic values of the stock options exercised during the years ended 2006, 2005 and 2004 were $76,375, $1,385,035 and $951,345, respectively. There were no tax benefits realized from stock option exercises during the years ended December 31, 2006, 2005 and 2004, as a result of the use of available net operating losses and the related valuation allowance. As of December 31, 2006 there were 1,500 options exercised, which were issued subsequent to year-end due to administrative reasons.
     The following table summarizes the activity with respect to the non-vested stock options of Hollywood Media for the year ended December 31, 2006.

		Weighted -
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Non-vested at December 31, 2005	152,812	$2.09
Granted	105,000	$2.88
Vested	(125,437)	$2.65
Forfeited	(27,375)	$2.31

Non-vested at December 31, 2006	105,000	$2.15

          The fair value of each option award is estimated as of the date of grant using the Black-Scholes option valuation model, which uses various assumptions in the calculation of the fair value. Options to acquire 105,000 and 515,500 shares were granted during the years ended December 31, 2006 and 2005, respectively.
          The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Average risk free interest rate	4.22%	4.33%	3.88%
Expected lives of options (years):
Two year options	2	2	2
Three year options	3	3	3
Five and Ten year options	5	5	5
Expected volatility range	58.6% - 72.1%	66.9% - 78.2%	74.1% - 84.2%
          The exercise prices of some options differed from the market price of the stock on the grant date. The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date.

	2006	2005	2004
Exercise Price Equals Market Price
Weighted average exercise price	$4.18	$4.32	$3.55
Weighted average fair value	$2.88	$2.75	$2.47

Exercise Price Exceeds Market Price
Weighted average exercise price	$—	$4.06	$—
Weighted average fair value	$—	$2.52	$—

Exercise Price is Less Than Market Price
Weighted average exercise price	$—	$—	$3.46
Weighted average fair value	$—	$—	$2.52
The following is a summary of stock options and warrants outstanding and exercisable as of December 31, 2006:

	Options and Warrants Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Number of	Contractual	Price	Number of	Price
Exercise Prices	Shares	Life	Per Share	Shares	Per Share
$ .01 — $ 2.90	1,348,235	2.38	$2.62	1,331,985	$2.63
$ 3.00 — $ 5.99	2,391,244	2.94	4.19	2,302,494	4.21
$ 6.00 — $ 7.81	2,000	.10	6.03	2,000	6.03
$ 8.00 — $14.06	36,000	3.41	9.75	36,000	9.75
$14.87 — $17.50	45,000	2.95	16.50	45,000	16.50
$19.00 — $21.42	100,000	2.58	21.42	100,000	21.42

	3,922,479	2.74	$4.29	3,817,479	$4.31

Nonvested Stock Awards
          During the year ended December 31, 2004, Hollywood Media issued 400,000 shares to each of the President and the Chairman of the Board pursuant to employment agreements with an aggregate value of $2,600,000, the fair market value on the date of issuance, which vest at a rate of 6.25% per quarter beginning on October 1, 2004. Hollywood Media recorded $650,000, $650,000, and $162,500 as compensation expense for the years ended December 31, 2006, 2005 and 2004, respectively, under these nonvested stock awards. At December 31, 2006, 2005 and 2004, unrecognized compensation expense for the nonvested shares amounted to $1,137,500, $1,787,500 and $2,437,500. As of December 31, 2006, 2005 and 2004 there were 350,000, 550,000 and 750,000 shares of non-vested common stock, respectively. During the years ended December 31, 2006, 2005 and 2004 200,000, 200,000 and 50,000 shares of common stock vested, respectively.
          In accordance with SFAS No. 123R, unearned deferred compensation amounts of $1,787,500 previously classified as a contra-equity were eliminated against additional paid-in capital, commencing January 1, 2006, as the stock is not deemed to be issued until vesting requirements are satisfied.

(4) DISCONTINUED OPERATIONS
               On August 25, 2006, Hollywood Media sold to a third party all of the outstanding capital stock of its wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000, subject to a potential post-closing adjustment described below. As per the purchase agreement, $3,500,000 of the purchase price is being held in escrow for twelve months following the closing to cover potential indemnification claims, if any, made by the third party. As of December 31, 2006 and to date, Hollywood Media is not aware of any claim against the escrow and estimates that the full amount of the escrow, net of costs of $700,000 for certain bonuses due the former Division Heads, will be released after the one-year period is over as per the terms of the Purchase Agreement. The net amount of $2,800,000 and $34,926 in interest are included in other current assets in the accompanying consolidated balance sheet as of December 31, 2006.
          BAC was the subsidiary of Hollywood Media which owned (i) Hollywood Media’s Baseline StudioSystems business unit (“Baseline”) and (ii) the Germany-based Screenline business of Hollywood Media (“Screenline”). Baseline is a database and research service offering specialized information and online applications to its subscribing users and licensees, which users and subscribers and licensees include movie and TV studios and production companies, distributors, producers, screenwriters, news organizations and websites. Baseline’s film and television database contains motion picture and TV information, including data about film and television productions and entertainment industry professionals. Screenline, a German company acquired by Hollywood Media in June 2006, aggregates weekly box office data for more than 30 international territories and countries, as well as film synopses, cast and crew lists, release dates and budget information in English, German and Spanish. Baseline and Screenline constituted a portion of Hollywood Media’s Data Business Division. This sale to The New York Times did not include the other components of Hollywood Media’s Data Business referred to as the Source business which consists of CinemaSource, EventSource and ExhibitorAds.
          Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company’s consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations” in the accompanying December 31, 2005 consolidated balance sheet and consist of the following:

December 31, 2005
Current assets	$677,590
Property and equipment, net	499,546
Other assets, net	597,672
Goodwill	10,716,190

Total assets of discontinued operations	$12,490,998

Current liabilities	$1,026,026
Long-term liabilities	62,833

Total liabilities of discontinued operations	$1,088,859

          The net income (loss) from discontinued operations has been classified in the accompanying consolidated statements of operations as “Discontinued operations, net of tax.” Summarized results of discontinued operations for the period from January 1, 2006 through August 25, 2006 (the disposition date), and for the years ended December 31, 2005 and 2004 are as follows:

	2006	2005	2004
Operating revenue	$3,687,247	$5,259,409	$3,389,426

Income (loss) from discontinued operations	$630,566	$685,014	$(54,314)
Gain on sale of discontinued operations, net of income taxes of $524,265	16,328,241	—	—

	$16,958,807	$685,014	$(54,314)

(5) ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:
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
          On January 7, 2004, Hollywood Media exchanged the promissory note for the 20% equity interest owned by Fountainhead, and Hollywood Media then owned 100% of the subsidiary that owns Baseline. In conjunction with the exchange of the promissory note, the then negative fair value of $719,250 on a put and call option obtained by FMS was relieved through earnings during the first quarter of 2004, and is included in “Discontinued Operations” in the accompanying consolidated statement of operations for the year ended December 31, 2004.
          StudioSystems Acquisition
          On July 1, 2004, Hollywood Media consummated the acquisition by merger of 100% of the outstanding common stock of StudioSystems, Inc. (“SSI”), one of the leading entertainment industry database and information service providers. As a result of the acquisition, SSI became a subsidiary of Hollywood Media and its business was integrated with the Baseline/FilmTracker subsidiary known as Baseline/StudioSystems. The aggregate purchase consideration was $4,984,359, including $157,225 of acquisition costs, of which $920,000 was held in an escrow account pending the final working capital adjustment. During the fourth quarter of the year ended December 31, 2004, $170,000 in Accounts Receivable escrow was released including $33,267 in monies which were returned to Hollywood Media Corp. for uncollected guaranteed receivables. As of December 31, 2004, $750,000 in escrow remained. The $750,000 (equaling the original $920,000 held in escrow less $170,000 subsequently resolved) was not included in the allocation of the cost of the assets acquired and liabilities assumed as it represented contingent consideration for which the contingency had not been resolved beyond a reasonable doubt. During the year ended December 31, 2005, the remaining $750,000 in escrow was released including $116,987 in monies which were returned to Hollywood Media. As part of the consideration paid to the former owners of SSI, Hollywood Media issued 73,249 shares of its common stock valued at $250,000, and agreed to make 12 monthly payments of $42,500 each. Hollywood Media has funded the closing and the monthly payments with cash on hand. A reconciliation of the purchase price is provided below.

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

          During the second quarter of the year ended December 31, 2005, Hollywood Media received the results of a valuation performed by an independent valuation expert of the intangible assets acquired. The valuation set forth the fair market value of certain intangible assets (customer lists, non-competition agreements and trademarks), which are being amortized over 3 years. The fair market value at acquisition of these assets was $670,199.
          The results of operations of SSI have been included in Hollywood Media’s consolidated results of operations since the date of acquisition (July 1, 2004), and have been presented as discontinued operations in the accompanying statements of operations in connection with the sale of the Baseline business.

          CinemasOnline Acquisition
          On November 23, 2005 Hollywood Media consummated the acquisition of 100% of the outstanding common stock of the U.K. based CinemasOnline, a group of advertising sales and data services companies focused primarily on selling advertising on cinema and live theatre websites in the U.K. and Ireland. The acquisition will establish CinemasOnline as the platform to expand in Europe its Ad Sales and Data Businesses. CinemasOnline became a subsidiary of CinemaSource UK Limited, a wholly-owned subsidiary of Hollywood Media that was created to acquire the stock of CinemasOnline for this transaction. The aggregate purchase consideration was $3,908,151, including $366,408 of acquisition costs, of which $107,314 was held in an escrow account for potential claims that may be made against the seller. On July 27, 2006, the entire balance of the escrow account was released to the seller. A reconciliation of the purchase price is provided below.

Purchase consideration	$3,908,151

Accounts receivable	1,943,914
Other current assets	1,142,189
Property, plant and equipment, net	218,509
Intangible assets	1,445,350

Total assets	$4,749,962

Current liabilities	$(1,135,820)
Deferred revenue	(2,577,498)

Total liabilities	$(3,713,318)

NET ASSETS	$1,036,644

Excess of the purchase consideration over fair value of net assets acquired (included in Ad Sales segment)	$2,871,507

           The excess of the purchase consideration over the fair value of net assets acquired had been classified preliminarily in goodwill in the accompanying consolidated balance sheet as of December 31, 2005. During the fourth quarter of the year ended December 31, 2006, Hollywood Media received the results of a valuation performed by an independent valuation expert of the intangible assets acquired. The valuation set forth the fair market value of certain intangible assets (customer lists, non-competition agreements and service marks), which are being amortized over 5 years. The fair market value at acquisition of these assets was $1,445,350 and the reconciliation of the purchase price has been adjusted to reflect this.
          The results of operations of CinemasOnline have been included in Hollywood Media’s results of operations since the date of acquisition (November 23, 2005). The following are Hollywood Media’s pro forma results for each of the years ended December 31, 2005 and 2004, assuming that the acquisition had occurred on the first day of each such year, giving effect to the business combination reflected above:

	Year Ended December 31,	Year Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
Proforma Net Sales	$94,432,298	$77,447,355

Proforma Net Loss	$(6,850,354)	$(11,200,484)

Proforma Net loss per share	$(0.22)	$(0.40)

Proforma weighted average common and common equivalent shares	31,470,307	27,821,275
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

          The excess of the purchase consideration over the fair value of net assets acquired was classified in goodwill in the accompanying consolidated balance sheets. The goodwill was included in the gain on sale of subsidiary as this business was sold with Hollywood Media’s Baseline StudioSystems business unit on August 25, 2006 (See Note 4). Unaudited proforma information showing the Company’s consolidated Statement of Operations is not included herein because the impact thereof is not considered material.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK:
          The carrying amounts of cash and cash equivalents, receivables and accounts payable, approximate fair value due to the short maturity of the instruments. The carrying value of notes payable and loan from shareholder/officer approximates fair value because the interest rates approximate the market rates.
          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash management and investment policies restrict investments to low risk, highly-liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. The Company generally does not require collateral when granting credit. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts for accounts which management believes may have become impaired and, to date, losses have not been significant. The allowance for doubtful accounts was $1,198,370 and $1,756,254 at December 31, 2006 and 2005, respectively. See Note 2 for a further discussion on allowance for doubtful accounts.
          The Company had $1,000,000 in face amount of a convertible debenture outstanding on December 31, 2006 and 2005 which had a conversion price of $3.20 per share of common stock. The convertible debenture is presented in the accompanying consolidated balance sheet at December 31, 2005, net of discount. As of December 31, 2005, the approximate fair value was $1,346,875 determined based on the in-the-money value of the conversion feature as of the measurement date. On May 22, 2006, the remaining principal was converted into 312,500 shares of Hollywood Media’s common stock at the stated $3.20 conversion price.
          The Company had $7,000,000 in face amount of senior unsecured notes as of December 31, 2006 and 2005 which at the Company’s option, may be settled in common stock at 95% of the trading value. The senior unsecured notes are presented in the accompanying consolidated balance sheets, net of discount. As of December 31, 2006 and 2005, the approximate fair value was $6,672,983 and $6,141,536, respectively, determined based on an independent valuation.
          The Company has three primary suppliers of tickets for the Broadway Ticketing division. Purchases from these three suppliers comprised more than 80% of all purchases made for the division in each of the years ended December 31, 2006, 2005, and 2004. Loss of one or more of these suppliers could have a significant adverse effect on the operations of the Company.
(7) RECENTLY ISSUED ACCOUNTING STANDARDS:
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of SFAS No. 159 on its consolidated financial statements.
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact this statement will have on its consolidated financial statements.
          In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earning as of the beginning of the period of adoption. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.
          In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS No. 155”) which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Management is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements.
          In December 2006, the FASB issued Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payments arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this pronouncement will have on its consolidated financial statements, if any.
(8) PROPERTY AND EQUIPMENT, NET:
          Property and equipment, net consists of:

	December 31,
	2006	2005
Furniture and fixtures	$788,240	$767,254
Equipment and software	6,616,711	5,808,971
Website development	839,650	839,580
Equipment under capital leases	1,515,670	1,463,250
Leasehold improvements	385,114	362,241
Internally developed software project in progress	371,960	3,350

	10,517,345	9,244,646

Less: Accumulated depreciation and amortization	(8,464,666)	(7,305,584)

	$2,052,679	$1,939,062

          Depreciation and amortization expense of property and equipment was $1,091,439, $1,023,385 and $994,046 for the years ended December 31, 2006, 2005 and 2004, respectively. Included in these amounts is depreciation and amortization expense for equipment under capital leases of $108,997, $158,645 and $249,577 for the years ended December 31, 2006, 2005 and 2004, respectively.

(9) GOODWILL AND INTANGIBLE ASSETS:
          The following table reflects the changes in the net carrying amount of goodwill relating to continuing operations by operating segment (see Note 18) for the years ended December 31, 2006 and 2005:

	Balance at		Balance at		Balance at
	December 31,	Acquisition	December 31,	Acquisition	December 31,
	2006	and Other	2005	and Other	2004
Broadway Ticketing	$3,523,856	$—	$3,523,856	$—	$3,523,856
Data Business	9,376,256	—	9,376,256	—	9,376,256
Ad Sales and Other	24,060,301	(2,341)	24,062,642	2,873,849	21,188,793
Intellectual Properties	248,057	—	248,057	—	248,057

Total	$37,208,470	$(2,341)	$37,210,811	$2,873,849	$34,336,962

          The intangible assets of continuing operations consist of the following at December 31, 2006 and 2005:

	Balance at December 31,
	2006			2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$503,368	$(402,034)	$101,334	$503,368	$(290,046)	$213,322
Web addresses	3,162,769	(2,545,408)	617,361	2,492,243	(2,226,164)	266,079
Other	1,682,094	(482,420)	1,199,674	1,486,740	(125,572)	1,361,168

Total	$5,348,231	$(3,429,862)	$1,918,369	$4,482,351	$(2,641,782)	$1,840,569

          Amortization expense was $787,966, $444,949 and $585,155 for fiscal years 2006, 2005 and 2004, respectively. Amortization expense of the net carrying amount of intangible assets at December 31, 2006 is as follows:

Year	Amount
2007	$660,944
2008	611,111
2009	361,796
2010	276,969
2011	7,549
Thereafter	—

Total	$1,918,369

          Patents and trademarks are being amortized on a straight-line basis over 3 to 17 years. Web addresses and Other are amortized over 3 to 5 years.
          On November 23, 2005 Hollywood Media consummated the acquisition of 100% of the outstanding common stock of the U.K. based CinemasOnline, a group of advertising sales and data services companies focused primarily on selling advertising on cinema and live theatre websites in the U.K. and Ireland. CinemasOnline became a subsidiary of CinemasSource UK Limited, a wholly-owned subsidiary of Hollywood Media that was formed for this transaction. During the fourth quarter of the year ended December 31, 2006, Hollywood Media received the results of a valuation performed by an independent valuation expert of the intangible assets acquired. The valuation set forth the fair market value of certain intangible assets (customer lists, non-competition agreements and service marks), which are being amortized over 5 years. The fair market value at acquisition of these assets was $1,445,350. Amortization expense relating to these assets of $313,159 as recorded for the year ended December 31, 2006. There was no amortization expense recorded in 2005.
          On January 18, 2006, Hollywood Media acquired the assets of eFanGuide, Inc., a provider of celebrity fan sites on the internet including 120 owned URLs and 5 hosted URLs. The aggregate purchase price paid by Hollywood Media for the assets of eFanGuide, Inc. was $216,500, which was paid by the issuance of 50,930 shares of Hollywood Media’s common stock, calculated in accordance with the terms of the asset purchase agreement by using the average closing price of Hollywood Media’s common stock on the ten trading days immediately prior to the date of closing. The URLs were classified as an intangible asset and are being amortized over three years. Amortization expense relating to these assets of $69,160 was recorded for the year ended December 31, 2006.
          On January 31, 2006, Hollywood Media acquired the assets of Prosperity Plus, Inc., a provider of celebrity fan sites on the internet including 31 owned URLs and 17 hosted URLs. The aggregate purchase price paid by Hollywood Media for the assets of Prosperity Plus, Inc. was $400,000, of which $100,000 was paid in cash and $300,000 was paid by the issuance of 69,349 shares of Hollywood Media’s common stock, calculated in accordance with the terms of the asset purchase agreement by using the average closing price of Hollywood Media’s common stock on the ten trading days immediately prior to the date of closing. The URLs were classified as an intangible asset and are being amortized over three years. Amortization expense relating to these assets of $122,222 was recorded for the year ended December 31, 2006.
          On June 13, 2006, Hollywood Media acquired the stock of Screenline Film-und Medieninformations GmbH (“Screenline”), a German company. The aggregate purchase price paid by Hollywood Media for the stock of Screenline was $600,000, of which $500,000 was paid in cash and $100,000 was paid by the issuance of 23,844 shares of Hollywood Media common stock, the value of which was calculated by agreement with the selling stockholder by using the average closing price of Hollywood Media’s common stock on the ten trading days immediately prior to the signing date of the stock purchase agreement. Hollywood Media allocated $300,000 of the purchase price to certain intangibles including, but not limited to, the database containing international box office data for over 30 countries. The database was classified as an intangible asset and was being amortized over three years until it was sold with Hollywood Media’s Baseline/StudioSystems business unit on August 25, 2006. No amortization expense was recorded or included in either continued or discontinued operations for the year ended December 31, 2006.
(10) CAPITAL LEASE OBLIGATIONS:
          Future minimum lease payments under capital leases, which contain bargain purchase options, together with the present value of the net minimum lease payments as of December 31, 2006 are as follows:

Year	Amount
2007	$71,589
2008	28,178
2009	17,384
2010	2,888

Minimum lease payments	120,039
Less amount representing imputed interest	(13,086)

Present value of net minimum lease payments	106,953
Less: current portion	(63,411)

$43,542

(11) DEBT:
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
          Upon issuance, the Company recognized the value attributable to the 700,000 issued warrants in the amount of $1,865,037 as a discount against the Senior Notes. The Company valued the warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.45%, an expected volatility of 69.4% and a five year life; the fair value of the warrants was determined to be $2.66 per share. Additional discount of $286,000 was recorded in conjunction with the 100,000 extension warrants issued in March of 2006. The Company valued the additional warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.73%, an expected volatility of 64.2% and an approximate five year life; the fair value of the warrants was determined to be $2.86 per share. The debt discount attributed to the value of the warrants issued is amortized over the life of the Senior Notes as interest expense using the effective yield method. The Company amortized the Senior Notes debt discount attributed to the value of the warrants of $1,259,144 and $267,292, for the twelve months ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, $624,601 and $1,597,745, respectively, of unamortized discount on the Senior Notes was reducing the face amount of Senior Notes, and is being amortized to interest expense over the remaining term of the outstanding debt.
          The fair value of the warrants has been recorded as a derivative liability. The liability was accounted for as a derivative under the applicable standards due to the registration rights and potential net cash settlement of amounts due to warrant holders. The change in fair value resulted in a gain during the twelve months ended December 31, 2006 and 2005 of $640,536 and $87,037, respectively, relating to the detachable warrants, and is classified in “Change in Derivative Liability” in the Company’s consolidated statements of operations.
          In addition, $363,440 of issuance costs are being amortized over the life of the debt as a deferred debt issuance cost on the straight-line basis which approximates the interest method. During the twelve months ended December 31, 2006 and 2005, $363,440 and $40,870, respectively, of debt issuance costs have been amortized as interest expense. As of December 31, 2005 $363,440 was included in “Other assets” in the Company’s consolidated balance sheets.
          As of December 31, 2006 and 2005, $0 and $60,667, respectively, in accrued interest was recorded on the Company’s consolidated balance sheets. In addition, for the twelve months ended December 31, 2006 and 2005, $567,778 and $60,667, respectively, in interest expense was recorded for stated interest on the Company’s consolidated statement of operations.
May 2002 Convertible Debentures
          On May 22, 2002, Hollywood Media issued an aggregate of $5.7 million in principal amount of 6% Senior Convertible Debentures due May 22, 2005 (the “Debentures”) to a group of investors, upon the receipt of

$5.7 million cash investment from such investors. The Debentures bore interest at 6% per annum, payable quarterly in cash or common stock. Mitchell Rubenstein, the Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, the Vice Chairman and President of Hollywood Media, participated in the financing with an aggregate $500,000 cash investment upon the same terms as the other investors. The Debentures were convertible at the option of the investors at any time through May 22, 2005 into shares of Hollywood Media common stock, par value $0.01 per share. Following the conversion in August and September of 2004 of $4.7 million principal amount of Debentures described below, the remaining $1.0 million Debenture was amended so that it was convertible through, and matured on May 22, 2006. The original conversion price of $3.46 per share was adjusted and amended as described below. The remaining investor also received fully vested detachable warrants (the “Warrants”) to acquire at any time through May 22, 2007, an aggregate of 576,590 shares of common stock at an exercise price of $3.78 per share. On May 22, 2003, an investor holding at least seventy-five percent including warrants held by the Chief Executive Officer and President, of such investor’s shares of common stock issued or issuable to such investor under the Debentures, had the exercise price of the warrants held by such investor decreased to $3.46 per share, which equals the pre-adjustment conversion price of the Debentures. The Debentures and Warrants contain customary anti-dilution provisions as more fully described in the agreements. As a result of the February 12, 2004 private placement (see Note 13), the original conversion price of the Debentures of $3.46 per share was reduced to $3.30 per share, and the exercise price of the warrants was reduced to $3.34 per share, after giving effect to a weighted average anti-dilution provision per the agreements. As a result of the reduction of the conversion price, additional beneficial conversion of $294,360 was recorded in the consolidated statement of operations, in “Interest, net”, during the year ended December 31, 2004.
          During August and September 2004, $4.7 million principal amount of the Debentures was converted into shares of Hollywood Media’s common stock at a conversion price of $3.05 per share, including the $500,000 Debenture held by Mr. Rubenstein and Ms. Silvers. Prior to such conversions, the prevailing conversion price of the converted Debentures was reduced from $3.30 per share to $3.05 per share pursuant to Hollywood Media’s negotiations and agreements with the converting investors for the purpose of facilitating such conversions. Following such conversions, the remaining $1.0 million Debenture outstanding was amended to extend the maturity date to May 22, 2006 and to remove restrictive covenants, and the conversion price of this Debenture was reduced from $3.30 per share to $3.20 per share. As a result of these reductions in conversion prices, additional beneficial conversion option of $412,710 was recorded. On May 22, 2006, the remaining $1.0 million Debenture was converted into shares of Hollywood Media’s common stock at a conversion price of $3.20 per share. Accordingly, as of December 31, 2006, there were no remaining Debentures outstanding.
          As of December 31, 2005, the carrying amount of the remaining Debenture was reduced by $59,073 of unamortized discount of the Debenture.
          A total of $389,095 in deferred financing costs were incurred for the Debentures, including $161,695 in fees paid to a placement agent (including $130,000 in cash and a warrant valued at $31,695, with substantially the same terms as the Warrants issued to the Debenture holders). During the years ended December 31, 2006, 2005 and 2004, $8,163, $10,885 and $168,321, respectively, were recorded as interest expense from the amortization of the debt issuance costs.
          Interest expense of $82,415, $141,775 and $2,131,525 was recorded during the years ended December 31, 2006, 2005 and 2004, respectively, consisting of stated interest, discount amortization of the beneficial conversion feature for the reduction in conversion prices on the Debentures in 2004, and original discounts.
          The Warrants granted to the investors in May 2002 were recorded at a relative fair value of $1,608,422 using the Black Scholes option valuation model. The assumptions used to calculate the value of the warrants using Black Scholes were as follows: volatility of 83.7%, 5 year expected life, exercise price of $3.78 per share, a stock price of $3.27 per share and a risk free interest rate of 4%. The original beneficial conversion feature of the Debentures was valued at $1,295,416. The recorded values of the Warrants and the beneficial conversion feature were being amortized to interest expense over 3 years, using the effective interest method or sooner if converted prior to maturity. The value of the Warrants and the beneficial conversion feature of the Debentures were recorded as a discount to the Convertible debenture and included in additional paid-in capital in the Company’s consolidated financial statements.
(12) ACCRUED EXPENSES AND OTHER:
          Accrued expenses and other consist of the following:

	December 31,
	2006	2005
Compensation and benefits	$1,756,917	$1,806,540
Professional fees	729,536	890,314
Hotel package expense	657,664	577,871
Ticket costs	615,788	545,483
Box office payments	600,154	325,456
Income taxes	524,265	—
Value added taxes	529,200	259,084
Insurance	273,563	398,436
Credit card fees	—	257,515
Other	1,081,491	809,162

	$6,768,578	$5,869,861

(13) OFFERINGS OF SECURITIES:
          On January 20, 2004, Hollywood Media issued 32,697 shares of common stock, valued at $78,641, to holders of the Convertible Debentures (see Note 11) for interest due for the period October 1, 2003 through December 31, 2003.
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
          On July 1, 2004, Hollywood Media issued 73,249 shares of common stock, valued at $250,000, as partial consideration for the acquisition of StudioSystems, Inc., pursuant to a definitive purchase agreement (see Note 5).
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
          On May 23, 2005, Hollywood Media issued 2,237 shares of common stock valued at $10,000 for consulting services.
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
          During the year ended December 31, 2005 Hollywood Media issued shares of common stock pursuant to the exercise of stock options with an exercise price of $4.00 per share as follows: 92,208 shares issued on December 20, 2005 for an aggregate cash price of $368,832; 28,348 shares issued on December 22, 2005 for an aggregate cash price of $113,392; and 15,000 shares issued on December 30, 2005 for an aggregate cash price of $60,000.
          During the year ended December 31, 2005 Hollywood Media issued shares of common stock pursuant to the exercise of warrants with an exercise price of $2.84 per share as follows: 10,000 shares issued on February 8, 2005 for an aggregate cash price of $28,400; 18,750 shares issued on March 3, 2005 for an aggregate cash price of $53,250; 66,021 shares issued on March 23, 2005 for an aggregate cash price of $187,500; 150,000 shares issued on March 29, 2005 for an aggregate cash price of $426,000; 25,000 shares issued on May 13, 2005 for an aggregate cash price of $71,000; and 25,000 shares issued on June 2, 2005 for an aggregate cash price of $71,000. Pursuant to the placement agent agreement relating to the February 2004 offering in which these warrants were issued, Hollywood Media incurred fees of $33,486 payable to the placement agent due to such exercises, which have been recorded as a reduction of the proceeds received from such exercises.
          On January 11, 2006, Hollywood Media issued 3,682 shares of common stock in payment of $15,123 of interest on the Debentures for the period October 1, 2005 through December 31, 2005. The number of shares issued was calculated using a price of $4.11 per share, which in accordance with the terms of the Debentures is the amount equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding January 1, 2006.
          On January 18, 2006, Hollywood Media issued 50,930 shares of common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, in payment of purchase price for $216,500 acquisition of eFanGuide, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.

          On January 18, 2006, Hollywood Media issued 16,114 shares of common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, in payment of $68,500 of additional compensation to a non-executive employee pursuant to an employment agreement.
          On January 31, 2006, Hollywood Media issued 69,349 shares of common stock valued using the average closing price on the ten trading days prior to the issuance date, or $4.33 per share, in payment of the $300,000 stock component of the purchase price for the acquisition of Prosperity Plus, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.
          On March 1, 2006, Hollywood Media issued 44,028 shares of common stock valued as of the December 31, 2005 closing share price of $4.31, or $189,760, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2005.
          On March 29, 2006, Hollywood Media issued 375 shares of common stock valued at $367, pursuant to the exercise of an employee stock option with an exercise price of $0.98 per share.
          On April 4, 2006, Hollywood Media issued 3,397 shares of common stock were issued in payment of $14,794 of interest on the Debentures for the period January 1, 2006 through March 31, 2006. The number of shares issued was calculated using a price of $4.36 per share, which in accordance with the terms of the Debentures, is the amount equal to 95% of the average of the closing price of Hollywood Media common stock on the five consecutive trading days ending on and including the third business day immediately preceding April 1, 2006.
          On April 7, 2006, Hollywood Media issued 17,668 shares of common stock valued at the closing price of $4.85 per share on March 31, 2006, the trading date prior to the April 1, 2006 date of grant, in payment of $85,688 of additional compensation to an employee pursuant to a non-executive employment agreement.
          On April 21, 2006, Hollywood Media issued 23,246 shares of common stock valued at $4.79 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the April 10, 2006 date of grant, in payment of $111,393 of additional compensation to a non-executive employee pursuant to an employment agreement.
          On May 18, 2006, Hollywood Media issued 19,474 shares of common stock valued at the closing price of $4.40 per share on May 17, 2006, the trading date prior to the May 18, 2006 date of grant, in payment of $85,688 of additional compensation to an employee pursuant to a non-executive employment agreement.
          On May 22, 2006, Hollywood Media issued 2,054 shares of common stock were issued in payment of $8,548 of interest on the Debentures for the period April 1, 2006 through May 22, 2006, the date that the Debenture was converted. The number of shares issued was calculated using a price of $4.16 per share, which in accordance with the terms of the Debenture is the amount equal to 95% of the average of the closing price of Hollywood Media common stock on the five consecutive trading days ending on and including the third business day immediately preceding May 23, 2006.
          On May 22, 2006, Hollywood Media issued 312,500 shares of common stock valued at $1,000,000 upon the conversion of $1.0 million principal amount of Debentures into shares of Hollywood’s Media common stock at a conversion price of $3.20 per share pursuant to the terms of the Debenture. This last remaining Debenture was converted on May 22, 2006.
          On June 1, 2006, Hollywood Media issued 2,500 shares of common stock pursuant to the exercise of an employee stock option with an exercise price of $3.64 per share.

          On June 1, 2006, Hollywood Media issued 6,250 shares of common stock valued at $22,188 pursuant to the exercise of an employee stock option with an exercise price of $3.55 per share.
          On June 15, 2006, Hollywood Media issued 7,500 shares of common stock valued at $30,525 pursuant to the exercise of an employee stock option with an exercise price of $4.07 per share.
          On June 15, 2006, Hollywood Media issued 2,000 shares of common stock valued at $8,200 pursuant to the exercise of an employee stock option with an exercise price of $4.10 per share.
          On July 17, 2006, Hollywood Media issued 23,508 shares of common stock valued at the closing price of $3.82 per share on June 30, 2006, the trading date prior to the July 1, 2006 date of grant, in payment of $89,801 of additional compensation to a non-executive employee pursuant to an employment agreement.
          On July 17, 2006, Hollywood Media issued 9,006 shares of common stock valued at $3.81 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the July 17, 2006 date of grant, in payment of $34,313 of additional compensation to a non-executive employee pursuant to an employment agreement.
          On July 20, 2006, Hollywood Media issued 4,167 shares of common stock valued at $3.60 per share, which was the average of the closing price of Hollywood Media common stock on the ten consecutive business days ending the day immediately preceding the July 19, 2006 date of grant, in payment of $15,000 of additional compensation to a non-executive employee pursuant to an employment agreement.
          On July 26, 2006, Hollywood Media issued 23,844 shares of common stock valued using the average closing price on the ten trading days immediately prior to the signing date of the Screenline stock purchase agreement, or $4.19 per share, in payment of the $100,000 stock component of the purchase price for the acquisition of the shares of Screenline common stock pursuant to the terms of the stock purchase agreement.
          On September 12, 2006, Hollywood Media issued 37,500 shares of common stock pursuant to the exercise of an employee stock option with an exercise price of $3.00 per share.
          On September 19, 2006, Hollywood Media issued 5,000 shares of common stock valued at the closing price of $3.89 per share on September 19, 2006, the trading date prior to the September 20, 2006 date of grant, in payment of $19,450 of additional compensation to non-executive employees as compensatory bonuses associated with the August 25, 2006 sale of BAC.
          On October 10, 2006, Hollywood Media issued 8,731 shares of common stock valued at $3.93 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the October 10, 2006 date of grant, in payment of $34,275 of additional compensation to a non-executive employee pursuant to an employment agreement.
          On November 7, 2006, Hollywood Media issued 1,000 shares of common stock pursuant to the exercise of an employee stock option with an exercise price of $2.26 per share.
          On November 22, 2006, Hollywood Media issued 10,000 shares of common stock pursuant to the exercise of an employee stock option with an exercise price of $2.03 per share.
          During the year ended December 31, 2006 Hollywood Media issued shares of common stock pursuant to the exercise of warrants with an exercise price of $2.84 per share, as follows: 6,750 shares issued on March 13, 2006 for an aggregate cash price of $19,170; 62,500 shares issued on September 15, 2006 for an aggregate cash price of $177,500, less placement agent fees of $7,867.

          In August 2004, pursuant to the extensions and amendments to employment agreements for each of Hollywood Media’s Chairman of the Board and Chief Executive Officer, Mr. Mitchell Rubenstein, and Hollywood Media’s Vice Chairman and President, Ms. Laurie S. Silvers, Hollywood Media issued 400,000 shares, or a total of 800,000 shares, of nonvested common stock valued at $2,600,000. Compensation is recognized quarterly as shares vest over a 4-year period which commenced October 2004. During the years ended December 31, 2006, 2005 and 2004, Hollywood Media amortized $650,000, $650,000 and $325,000, respectively, in compensation expenses related to these shares, with $1,137,500 and $1,787,500 of unamortized deferred compensation remaining as of December 31, 2006 and 2005, respectively.
(14) INCOME TAXES:
          Hollywood Media is in a cumulative net loss position for both financial and tax reporting purposes. Hollywood Media follows SFAS No. 109, which requires, among other things, recognition of future tax benefits and costs measured at enacted income rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities. The primary item giving rise to the Company’s net deferred tax asset is a net operating loss carryforward of $211,026,837 as a result of losses incurred during the period from inception (January 22, 1993) to December 31, 2006. However, due to the uncertainty of Hollywood Media’s ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to Hollywood Media’s ability to utilize its loss carryforwards subject to the “ownership change” provisions of Section 382 of the U.S. Internal Revenue Code, Hollywood Media has established a valuation allowance for the full amount of the deferred tax asset.
          The net operating loss carryforwards expire as follows:

Year	Amount
2011	$1,392,372
2017	5,771,196
2018	7,949,783
2019	18,275,733
2020	42,227,414
2021	36,614,938
2022	72,361,991
2023	9,388,783
2024	7,500,837
2025	9,543,790

$211,026,837

          The components of Hollywood Media’s deferred tax assets and liabilities consist of the following at December 31:

	2006	2005
Net difference in tax basis and book basis for certain assets and liabilities	$(115,200)	$3,630,318
Net operating loss and tax credit carryforwards	80,503,436	89,368,124

	80,388,236	92,998,442
Valuation allowance	(80,388,236)	(92,998,442)

Net deferred tax asset	$—	$—

           The provision for Federal and state income taxes from discontinued operations of $524,265 for the year ended December 31, 2006 is the result of Federal and state Alternative Minimum Taxes that are currently payable. No provision or benefit for Federal or state income taxes from continuing operations was made for the years ended December 31, 2006, 2005 and 2004 due to operating losses incurred during those years. The provision for income taxes from continuing operations is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to loss before income taxes as a result of the following:

	For the Year Ended December 31,
	2006	2005	2004
Income tax benefit at Federal statutory tax rate	$3,516,372	$(3,119,614)	$(4,059,230)
State income tax benefit (net of Federal benefit)	291,357	(251,027)	(336,336)
Change in valuation allowance	(8,864,688)	3,956,689	3,508,431
Change in valuation allowance resulting from decrease in cumulative temporary differences	(3,745,518)	—	—
Decrease in cumulative temporary differences	3,745,518	—	—
Sale of subsidiaries – basis difference	4,825,002	—	—
Non deductible expenses	—	25,284	746,000
Other	231,957	(611,332)	141,135

Provision for income taxes	$—	$—	$—

          During 2006, the Company reassessed the amounts of certain December 31, 2005 deferred tax assets and the corresponding effect of the valuation thereon. As a result of this reassessment, deferred tax assets and the related valuation allowance were reduced in 2006 in the amount of $3,745,518, resulting in zero net change to net deferred tax assets.
(15) INVESTMENTS IN AND ADVANCES TO EQUITY METHOD UNCONSOLIDATED INVESTEES:
          Investments in and advances to equity method unconsolidated investees consist of the following:

	December 31,
	2006	2005
NetCo Partners (a)	$287,689	$551,882
MovieTickets.com (b)	(4,975)	(4,975)

	$282,714	$546,907

          The amounts reflected above comprise Hollywood Media’s total equity in undistributed earnings (losses) for NetCo Partners and MovieTickets.com for the years ended December 31, 2006 and 2005.
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
          Hollywood Media accounts for its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners’ income or loss as Equity in Earnings of Unconsolidated Investees. Since NetCo Partners is a partnership, any income tax payable is passed through to the partners. The revenues, gross profit and net income of NetCo Partners for the years ended December 31, 2006, 2005 and 2004 are presented below:

	Year Ended December 31,
	2006	2005	2004
Revenues	$32,460	$1,429,783	$1,449,129
Gross Profit	32,348	1,225,703	1,236,325
Net Income	24,454	1,066,469	1,152,634

Company’s Share of Net Income	$12,227	$533,228	$576,317
          As of December 31, 2006 and 2005, NetCo Partners had $240,341 and $850,224, respectively in accounts receivable, net of an allowance for doubtful accounts. These accounts receivable are not included in Hollywood Media’s consolidated balance sheets.
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
          Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. joint venture at December 31, 2006 and shares in 26.2% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as Equity in Earnings of Unconsolidated Investees. Since the investment has been reduced to approximately zero, Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not committed to fund future losses, if any, generated by MovieTickets.com. Hollywood Media recorded no income or losses on its investment in MovieTickets.com during the years ended December 31, 2006, 2005 and 2004, as accumulated losses from prior years are in excess of current year income.
          Hollywood Media performs ad sales, collections, billing, payroll and other related activities for MovieTickets.com. Hollywood Media’s expenses in providing such services are submitted to MovieTickets.com for reimbursement, and MovieTickets.com’s net revenues collected by Hollywood Media (less commissions earned by Hollywood Media) are delivered to MovieTickets.com (See Note 20).
          The revenues, cost and expenses, depreciation and amortization (included in costs and expenses) and net loss of MovieTickets.com for the fiscal years ended December 31, 2006, 2005 and 2004, which are not included in Hollywood Media’s consolidated statements of operations, are presented below:

	Year Ended December 31,
	2006	2005	2004
	(unaudited)	(unaudited)	(unaudited)
Revenues	$10,404,377	$8,944,380	$6,609,014
Cost and Expenses	$9,616,663	$11,027,527	$8,231,045
Depreciation and Amortization	$2,142,410	$3,290,498	$3,606,364
Net Income (Loss)	$921,761	$(2,078,667)	$(1,621,254)
          The cash, accounts receivable and accrued expenses and other liabilities balances of MovieTickets.com for the years ended December 31, 2006 and 2005, which are not included in Hollywood Media’s consolidated balance sheets, are presented below:

	As of December 31,
	2006	2005
	(unaudited)	(unaudited)
Cash	$6,811,825	$4,184,784
Accounts Receivable, Net	$3,067,232	$4,776,214
Accrued Expenses and Current Liabilities	$2,710,177	$3,890,123
          MovieTickets.com financial information presented above for 2006 unconsolidated investee financial information is unaudited, awaiting completion of the audit of the investee’s 2006 financial statements.
(16) COMMITMENTS AND CONTINGENCIES:
          Operating Leases
          Hollywood Media conducts its operations in various leased facilities, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms may include escalating rent provisions and rent holidays which are expensed on a straight-line basis over the term of the lease, and expire at various dates through the year 2010. Also, certain equipment used in Hollywood Media’s operations is leased under operating leases. Operating lease commitments at December 31, 2006 are as follows:

Year	Amount
2007	$1,050,642
2008	643,922
2009	375,332
2010	238,750
2011	8,998

Total	$2,317,644

          The fixed operating lease commitments detailed above assume that Hollywood Media continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $1,212,991, $1,003,464 and $1,285,531 during the years ended December 31, 2006, 2005 and 2004, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

          Placement Agent Commissions
          Hollywood Media has recorded $7,867 and $33,486 during the years ended December 31, 2006 and 2005, respectively, as a reduction to additional paid-in-capital in the accompanying consolidated financial statements for placement agent commissions in connection with the 2004 private placement (see Note 13). Hollywood Media is obligated to pay 4% of all warrant exercise proceeds associated with the 2004 private placement to the placement agent. In addition, Hollywood Media is obligated to pay 5% of all warrant exercise proceeds associated with warrants issued in connection with the issuance of senior unsecured notes in November of 2005 (see Note 11). There have been no warrant exercises associated with the detachable warrants issued in connection with the senior unsecured notes.
          Self-Insurance Accruals
          Hollywood Media maintains self-insured retentions for its health benefits programs and limits its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company’s self-insurance liability, management considers a number of factors, which include historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the potential liability under the stop-loss insurance coverage using incurred but not reported analyses provided by Hollywood Media’s broker. The analyses used historical claims experience data available under the current self-insurance plan, which was then analyzed by the broker’s underwriters. The Company accrued $124,255 and $143,328 for potential claims at December 31, 2006 and 2005, respectively. The insurance expense for the years ended December 31, 2006, 2005 and 2004 were $590,801, $453,467 and $435,636, respectively, and are included in “payroll and benefits” in the accompanying consolidated statements of operations.
          Litigation
          In a lawsuit pertaining to an advertising sales and serving agreement was filed against Hollywood Media in August 2005 seeking damages of $224,000 plus interest and costs. Hollywood Media and the plaintiff entered into a settlement agreement in February 2006 pursuant to which Hollywood Media paid the plaintiff $54,061 in cash in full settlement of this matter. As of December 31, 2005, $50,000 was accrued in the accompanying consolidated balance sheets.
          Hollywood Media is from time to time a party to various legal proceedings including matters arising in the ordinary course of business.

(17) SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

	2006		2005		2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Interest paid in stock	$(38,465)	(1)	$(59,999)	(7)	$(357,858)	(14)
Additional beneficial conversion feature resulting from change in warrant exercise price	—		—		(707,070)	(19)
Issuance of compensatory stock options and warrants for services rendered	—		—		(233,081)	(20)
Issuance of compensatory stock for services rendered	—		(103,960)	(8)	(87,264)	(15)
Issuance of shares to employees as compensation	(544,071)	(2)	(101,329)	(11)	(35,000)	(16)
Changes in assets and liabilities:
Prepaid expenses	—		—		(158,000)	(17)
Other accrued expenses	(189,760)	(4)	(193,762)	(9)	(139,987)	(13)

Total non-cash operating activities	$(772,296)		$(459,050)		$(1,718,260)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of assets in acquired companies	$(100,000)	(5)	$(144,000)	(10)	$(300,000)	(12)
Acquisition of property and equipment under capital leases	(52,420)		(89,599)		(53,053)
Acquisition of intangible asset	(516,500)	(3)	—		(224,743)	(15)
Acquisition cost paid with common stock	—		—		(250,000)	(18)
Acquisition cost financed with note payable	—		—		(510,000)	(22)

Total non-cash investing activities	$(668,920)		$(233,599)		$(1,337,796)

CASH FLOWS FROM FINANCING ACTIVITIES:

Conversion of convertible debentures to common stock	$(1,000,000)	(6)	$—		$(4,700,000)	(21)
Obligations acquired under capital leases	52,420		89,599		53,053
Acquisition cost financed with note payable	—		—		510,000	(22)
Stock options issued for compensation and payments for services rendered	—		—		233,081	(20)
Acquisition costs paid with stock-based compensation	100,000	(5)	144,000	(10)	—
Stock warrants issued for a prepaid asset			—		158,000	(17)
Common stock issued for compensation to an employee	544,071	(2)	101,329	(11)	35,000	(16)
Common stock issued to consultants in return for services rendered	—		103,960	(8)	87,264	(15)
Common stock issued for services rendered in acquiring an intangible asset	—		—		224,743	(15)
Common stock issued in lieu of interest payments on convertible debentures	38,465	(1)	59,999	(7)	357,858	(14)
Common stock issued for contributions to Company 401(k) Plan	189,760	(4)	193,762	(9)	139,987	(13)
Common stock issued for assets	516,500	(3)	—		300,000	(12)
Common stock issued as part of purchase price for StudioSystems, Inc.	—		—		250,000	(18)
Common stock issued for exercise of warrants attached to Convertible Debentures	1,000,000	(6)	—		4,700,000	(21)
Additional interest expense for change in warrant exercise price	—		—		707,070	(19)

Total non-cash financing activities	$1,441,216		$692,649		$3,056,056

(1)	Hollywood Media issued 9,133 shares of common stock valued at $38,465, for interest due to holders of Convertible Debentures of the Company (the “Convertible Debentures”) (See Note 11).

(2)	Hollywood Media issued 126,914 shares of common stock valued at $544,071 to employees for services rendered.

(3)	On January 18, 2006, Hollywood Media issued 50,930 shares of common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per shares, in payment of purchase price for $216,500 acquisition of eFanGuide, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement. On January 31, 2006, Hollywood Media issued 69,349 shares of common stock valued using the average closing price on the ten trading days prior to the issuance date, or $4.33 per share, in payment of the $300,000 stock component of the purchase price for the acquisition of Prosperity Plus, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.

(4)	Hollywood Media issued 44,028 shares of common stock valued at $189,760 for payment of Hollywood Media’s 401(k) employer match for calendar year 2005 (see Note 2).

(5)	On July 26, 2006, Hollywood Media issued 23,844 shares of common stock valued using the average closing price on the ten trading days immediately prior to the signing date of the Screenline stock purchase agreement, or $4.19 per share, in payment of the $100,000 stock component of the purchase price for the acquisition of the shares of Screenline common stock pursuant to the terms of the stock purchase agreement.

(6)	On May 22, 2006, Hollywood Media issued 312,500 shares of common stock valued at $1,000,000 upon conversion of $1.0 million principal amount of Debentures into shares of Hollywood Media’s common stock at a conversion price of $3.20 per share pursuant to the terms of the Debenture. This last remaining Debenture was converted on May 22, 2006.

(7)	Hollywood Media issued 13,620 shares of common stock, valued at $59,999, for interest due to holders of its Convertible Debentures of the Company (the “Convertible Debentures”) (see Note 11).

(8)	Hollywood Media issued 22,237 shares of common stock valued at $103,960 in connection with utilization of a third party’s services for consulting work.

(9)	Hollywood Media issued 39,951 shares of common stock valued at $193,762, for payment of Hollywood Media’s 401(k) employer match for calendar year 2004 (see Note 2).

(10)	Pursuant to a consulting agreement with an independent third party, the third party provided services to the Company relating to the CinemasOnline acquisition in exchange for options to acquire 200,000 shares of the Company’s common stock at $3.90 per share. During 2005, the third party paid $780,000 in cash and exercised its options to acquire the 200,000 shares of the Company’s common stock. The options were valued at $144,000 and were recoded as goodwill relating to the CinemasOnline acquisition.

(11)	Hollywood Media issued 22,655 shares of common stock, valued at $101,329, to employees for services rendered.

(12)	Hollywood Media issued 91,463 shares of common stock, valued at $300,000, for the assets of Front Row Marketing (see Note 8).

(13)	Hollywood Media issued 52,627 shares of common stock valued at $139,987, for payment of Hollywood Media’s 401(k) employer match for calendar year 2003 (see Note 2).

(14)	Hollywood Media issued 157,605 shares of common stock, valued at $357,858, for interest due to holders of its Convertible Debentures (see Note 11).

(15)	Hollywood Media issued 68,104 shares of common stock valued at $224,743, in connection with utilization of a third party’s services to obtain certain intangible assets for the Broadway Ticketing division (see Note 4). On November 30, 2004, Hollywood Media issued 20,000 shares of common stock valued at $87,264 for services rendered by consultants.

(16)	Hollywood Media issued 2,857 shares of common stock valued at $10,000, to an employee as additional compensation. On September 8, 2004, Hollywood Media issued 7,526 shares of common stock valued at $25,000, to an employee as additional compensation pursuant to an employment agreement.

(17)	Hollywood Media issued 200,000 shares of common stock to an independent third party, pursuant to a consulting agreement providing an option to purchase the shares for $500,000, for services rendered in connection with a proposed accretive acquisition for the Broadway Ticketing division (see Note 4). This agreement included $158,000 of stock-based compensation, which was recorded to prepaid acquisition costs.

(18)	Hollywood Media issued 73,249 shares of common stock, valued at $250,000, as part of the purchase price to acquire StudioSystems, Inc. (see Note 4).

(19)	As a result of the reduction of the conversion price on warrants attached to the Convertible Debentures, a total of $707,070 was recorded as additional beneficial conversion costs (see Note 10).

(20)	Stock options and warrants of Hollywood Media, valued at $233,081, were issued during 2004 for services rendered to the Company.

(21)	The principal amount of $4.7 million in the Convertible Debentures was converted to 1,540,985 shares of Hollywood Media common stock (see Note 10).

(22)	As part of the purchase price to acquire StudioSystems Inc., Hollywood Media agreed to tender 12 monthly payments of $42,500, commencing July 2004.
(18) SEGMENT REPORTING:
          Hollywood Media’s reportable segments are Broadway Ticketing, Data Business, Ad Sales, Intellectual Properties, Cable TV and Other. The Broadway ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London’s West End, and hotel and restaurant packages, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and consumers. The Data Business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), ExhibitorAds (which creates exhibitor paid directory ads for insertion in newspapers around the country and provides other exhibitor marketing services) and previously included Baseline/StudioSystems (which generated licensing fees for informational database with customers including movie studios, movie and TV production companies and professionals in the feature film and television industry and web portals) until Baseline/StudioSystems was sold to The New York Times Company on August 25, 2006. The Ad Sales segment sells advertising on Hollywood.com and Broadway.com and through CinemasOnline sells advertising on cinema and live theatre websites in the U.K. and Ireland. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. Cable TV comprises Hollywood.com Television and Broadway.com Television which offer interactive entertainment and information with on-demand video content to subscribers in certain cable TV systems of the distributing cable operators including Cablevision Systems, Cox Communications, Comcast, Insight Communications, Charter, Bresnan and Mediacom. The Other segment is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses such as audit fees, proxy costs, insurance, centralized information technology, and includes consulting fees and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media and its Independent Registered Public Accounting Firm to make an assessment of and report on internal control over financial reporting.
          Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.

The following table illustrates the financial information regarding Hollywood Media’s reportable segments. Discontinued operations (see Note 4) were previously included in the Data Business segment and have been removed from the table below, to illustrate financial information from Continuing Operations.

	Year Ended December 31,
	2006		2005	2004
Net Revenues:
Broadway Ticketing		$98,102,961	$78,890,718	$59,689,971
Data Business		6,478,478	5,359,222	4,601,047
Ad Sales		9,909,996	4,513,676	2,814,921
Intellectual Properties		1,229,126	1,550,580	2,483,302
Cable TV		174,899	40,834	—
Other		—	—	—

		$115,895,460	$90,355,030	$69,589,241

Operating Income (Loss):
Broadway Ticketing		$3,937,948	$2,798,186	$1,554,186
Data Business		2,240,791	1,636,331	1,355,321
Ad Sales		(978,399)	(1,848,811)	(2,411,885)
Intellectual Properties		163,953	379,636	807,221
Cable TV		(573,454)	(679,932)	(872,901)
Other		(11,097,590)	(11,834,116)	(9,557,919)

	$	(6,306,751)	$(9,548,706)	$(9,125,977)

Capital Expenditures (a)
Broadway Ticketing		$408,474	$83,373	$135,364
Data Business		71,260	88,064	81,113
Ad Sales		440,776	252,803	561,515
Intellectual Properties		—	—	—
Cable TV		—	1,948	11,156
Other		267,810	544,039	493,950

		$1,188,320	$970,227	$1,283,098

Depreciation and Amortization Expense:
Broadway Ticketing		$289,857	$288,690	$236,720
Data Business		176,978	199,188	102,766
Ad Sales		917,496	490,558	705,735
Intellectual Properties		—	1,955	2,340
Cable TV		13,134	120,761	223,361
Other		481,940	367,182	308,279

		$1,879,405	$1,468,334	$1,579,201

	December 31,
	2006	2005
Segment Assets:
Broadway Ticketing	$31,405,727	$23,765,601
Data Business	10,512,528	10,304,554
Ad Sales	30,579,885	30,117,191
Intellectual Properties	708,988	738,430
Cable TV	159,116	58,553
Discontinued Operations	—	12,500,998
Other	26,643,360	5,817,623

	$100,009,604	$83,302,950

(a)	Capital expenditures does not include property and equipment acquired under capital lease obligations or through acquisitions.

(19) UNAUDITED QUARTERLY FINANCIAL INFORMATION:
For the quarter ended March 31, 2006

Reported
Net revenues	$22,542,775
Operating loss from continuing operations	(2,109,604)
Income (loss) from discontinued operations	283,271
Net loss	(2,702,172)
Weighted average shares	32,323,946
Income (loss) per share — continuing operations	$(0.09)
Income (loss) per share — discontinued operations	$0.01
Net loss per share (1)	$(0.08)
For the quarter ended June 30, 2006

Reported
Net revenues	$31,567,141
Operating loss from continuing operations	(1,211,476)
Income (loss) from discontinued operations	191,599
Net loss	(1,038,246)
Weighted average shares	32,634,848
Income (loss) per share — continuing operations	$(0.04)
Income (loss) per share — discontinued operations	$0.01
Net loss per share (1)	$(0.03)
For the quarter ended September 30, 2006

Reported
Net revenues	$26,039,842
Operating loss from continuing operations	(1,851,687)
Income (loss) from discontinued operations	17,019,607
Net loss	14,964,128
Weighted average shares	32,958,073
Income (loss) per share — continuing operations	$(0.06)
Income (loss) per share — discontinued operations	$0.51
Net loss per share (1)	$0.45
For the quarter ended December 31, 2006

Reported
Net revenues	$35,745,702
Operating loss from continuing operations	(1,133,984)
Income (loss) from discontinued operations	(535,670)
Net loss	(1,701,197)
Weighted average shares	33,119,624
Income (loss) per share — continuing operations	$(0.04)
Income (loss) per share — discontinued operations	$(0.01)
Net loss per share (1)	$(0.05)

	For the quarter ended March 31, 2005
	As previously	Restatement
	reported	adjustments	Restated
Net revenues	$20,759,190	$(1,634,507)	$19,124,683
Operating loss from continuing operations	(3,081,798)	—	(3,081,798)
Income (loss) from discontinued operations	137,483	—	137,483
Net loss	(2,970,981)	—	(2,970,981)
Weighted average shares	30,655,878	—	30,655,878
Income (loss) per share – continuing operations	$(.10)	—	$(.10)
Income (loss) per share – discontinued operations	$—		$—
Net loss per share (1)	$(.10)	—	$(.10)

	For the quarter ended June 30, 2005
	As previously	Restatement
	reported	adjustments	Restated
Net revenues	$26,536,232	$(2,002,100)	$24,534,132
Operating loss from continuing operations	(2,479,945)	—	(2,479,945)
Income (loss) from discontinued operations	111,177		111,177
Net loss	(2,006,263)	—	(2,006,263)
Weighted average shares	31,218,660	—	31,218,660
Income (loss) per share – continuing operations	$(0.07)		$(0.07)
Income (loss) per share – discontinued operations	$0.01		$0.01
Net loss per share (1)	$(0.06)	—	$(0.06)

	For the quarter ended September 30, 2005
	As previously	Restatement
	reported	adjustments	Restated
Net revenues	$21,603,406	$(2,050,876)	$20,915,417
Operating loss from continuing operations	(2,705,258)	—	(2,705,258)
Income (loss) from discontinued operations	232,122	—	232,122
Net loss	(2,514,571)	—	(2,514,571)
Weighted average shares	31,956,277		31,956,277
Income (loss) per share – continuing operations	$(0.09)		$(0.09)
Income (loss) per share – discontinued operations	$0.01	—	$0.01
Net loss per share (1)	$(0.08)	—	$(0.08)
For the quarter ended December 31, 2005

Reported
Net revenues	$27,143,685
Operating loss from continuing operations	(1,281,705)
Income (loss) from discontinued operations	204,232
Net loss	(1,421,367)
Weighted average shares	32,029,974
Income (loss) per share – continuing operations	$(0.05)
Income (loss) per share – discontinued operations	$0.01
Net loss per share (1)	$(0.04)

(1)	Quarterly earnings per share are calculated on an individual basis and, because of roundings and changes in the weighted average shares outstanding during the year, the summation of each quarter may not equal the amount calculated for the year as a whole.
     Tables were adjusted against previously reported number for the discontinued operations.
     Ticketing revenues included amounts received from Broadway producers for the Company’s marketing initiatives. Ticketing revenues included an error in hotel package and dinner voucher revenue and an adjustment relating to the misapplication of EITF 99-19. The Company determined that hotel package and dinner voucher revenues were being improperly reported on a gross basis instead of on a net basis and that the above restatement adjustments should be recorded as a reduction of cost of revenues – ticketing and not included in ticketing revenues in the accompanying consolidated statements of operations. The Company corrected these errors for the quarterly filings and the twelve months ended December 31, 2005 numbers as these amounts were considered material to 2005 quarterly periods provided above. These adjustments were not considered material to the previously reported results for the year ended December 31, 2004. Had these amounts been corrected in 2004, ticketing revenues and cost of revenues – ticketing would have been reduced by $3,485,654. These adjustments did not have any effect on net loss for any of the periods presented.
(20) RELATED PARTY TRANSACTIONS:
Joint Venture Transactions
     Pursuant to a joint venture agreement, Hollywood Media sells online ads for MovieTickets.com, a 26.2% owned joint venture (see Note 15). As payment for these services, Hollywood Media records a commission on ad sales sold on behalf of MovieTickets.com. Hollywood Media performs collections, billings and payment of payroll and other related activities for MovieTickets.com. Net revenues (less commissions) are submitted to MovieTickets.com upon receipt by Hollywood Media. Hollywood Media has recorded receivables of $59,743 and $204,637 at December 31, 2006 and 2005, respectively, for billings, payroll and other related expenses due from MovieTickets.com and these amounts are included in “other receivables” in the accompanying consolidated balance sheets. Hollywood Media has $1,568,612 and $1,523,670 of receivables, offset by payables to MovieTickets.com of $1,050,970 and $1,023,204 at December 31, 2006 and 2005, respectively. This amount is included with receivables in the accompanying consolidated balance sheets. The Company recorded $2,562,880, $1,914,053 and $977,653 as its commission revenue for each of the years ended December 31, 2006, 2005 and 2004, respectively, and these amounts are included in “Other” in the Net Revenues section in the accompanying consolidated statements of operations.
(21) SUBSEQUENT EVENTS:
     On February 1, 2007, Hollywood Media Corp, through its wholly-owned subsidiary Theatre Direct NY, Inc. (“Theatre Direct”), entered into a definitive asset purchase agreement with Showtix LLC (“Showtix”) and each of its members for the acquisition by Theatre Direct of substantially all of the assets of Showtix. Showtix is a full-service, licensed group ticketing sales agency that sells tickets for Broadway and Off-Broadway theatrical performances. This acquisition was completed and closed on February 1, 2007. The aggregate purchase price paid by Hollywood Media for the assets of Showtix was $2.6 million in cash. In addition, Showtix is also entitled to receive up to $370,000 in cash earn-outs as follows: (i) for each of the 2007, 2008 and 2009 fiscal years, Showtix is entitled to receive a cash amount equal to 2.5% of the gross profit earned by Theatre Direct’s group ticketing business, up to a maximum of $60,000 in each such fiscal year; and (ii) for each of the 2010 and 2011 fiscal years, Showtix is entitled to receive a cash amount equal to 3.0% of the gross profit earned by Theatre Direct’s group ticketing business, up to a maximum of $95,000 in each such fiscal year.
     On February 1, 2007, Hollywood Media Corp., through Theatre Direct, entered into a new lease for 21,600 square feet of space in Manhattan for the purpose of relocating Hollywood Media’s New York headquarters. The term of the lease is for 10 years, commencing on the date that Theatre Direct receives notice that the landlord has completed the initial work required by the landlord in accordance with the lease. The fixed rent for the first year of the lease is $691,200, or $57,600 per month, increasing two and one-half percent (2.5%) on each of the first, second, third and fourth anniversaries of the commencement date, eleven percent (11%) on the fifth anniversary of the commencement date, and two and one-half percent (2.5%) on each of the sixth, seventh, eighth and ninth anniversaries of the commencement date. Theatre Direct will also receive a rental credit of $57,600 per month for the first fourteen (14) months of the term of the lease. Pursuant to the terms of the lease, Theatre Direct will fund the construction of the rented space, and is required to provide the landlord with a letter of credit in the face amount of one million five hundred thousand dollars ($1,500,000) prior to commencing construction.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Not Applicable.

Item 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, on the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of December 31, 2006, to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     In the Company’s prior year assessment of internal control over financial reporting as of December 31, 2005, management concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business constituted a material weakness in Hollywood Media’s internal control over financial reporting. During 2006, management implemented a number of remediations to address this material weakness, including:

•	Strengthening of manual processes related to the support, review and summarization of financial information produced from the existing ticketing system, which resulted in a substantial reduction in the number of control deficiencies during 2006.

•	Hiring of additional skilled accounting personnel to strengthen the existing accounting department and manual controls.
     Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or a combination of control deficiencies, that result in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the Company’s assessment, management has determined that the following deficiencies in the Company’s Broadway Ticketing business constitute a material weakness in the Company’s internal control over financial reporting as of December 31, 2006:
Insufficient internal controls over the Broadway Ticketing Division, including inadequate systems to allow for timely processing of ticketing, gift certificate, hotel and dinner voucher revenues; inadequate recording and reporting of ticketing-related financial information; and insufficient internal controls over cash receipts, purchase and pay, and ticketing inventory.
     Based on our evaluation under the framework set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2006.
     Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Kaufman, Rossin & Co., P.A., the Company’s independent registered public accounting firm. Their report appears below.
Management’s Plan to Address Material Weakness
     Management is firmly committed to addressing the material weakness. Accordingly, the following are the actions that the Company’s management has taken and will continue to take in order to remediate the material weakness described above:
As previously disclosed, in the third quarter of 2005 the Company’s management licensed a more robust ticketing software system to replace its existing system. While the Company has been working diligently with the licensor on the installation of this software, the integration of this ticketing system with our Broadway Ticketing business has taken longer than expected, partially as a result of certain changes to the Broadway Ticketing business model, including the launch of Theatre.com in the first quarter of 2006.
During the implementation phase of the new ticketing system, the Company identified gaps between the design of the ticketing software and its functionality with our Broadway Ticketing business model. While the Company is currently working with the licensor to address the delays in launching the new ticketing system, the Company plans on implementing additional control procedures and certain internally developed software modules during the 2007 fiscal year that will provide enhanced internal controls related to daily sales receipts reconciliations and a systematic purchase order module which will add controls over purchase and pay as well as inventory. The Company also plans to implement a corporate purchasing platform, enhancing controls over the company’s cash disbursement and periodic reconciliations of deferred account balances.
In addition to the internally developed software, the Company will continue to implement business process improvements that will mitigate control gaps that are not addressed by the new software or the internally developed software. These improvements will focus on the areas related to the recording and reporting of financial data not adequately addressed through the new automated modules. Operations is working closely with Finance to ensure all new software implementations have the required controls and functionality to meet both the business and accounting reporting requirements.
     Management believes that the remediations described above, when completed, will mitigate the material weakness identified by management as a result of its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Hollywood Media Corp.
Boca Raton, Florida
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hollywood Media Corp. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness in internal controls over the Broadway Ticketing Division identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hollywood Media Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
The Company has identified insufficient internal controls over the Broadway Ticketing Division, including inadequate systems to allow for timely processing of ticketing, gift certificate, hotel and dinner voucher revenues, inadequate recording and reporting of ticketing-related financial information and insufficient internal controls over cash receipts, purchase and pay and ticketing inventory.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 14, 2007 on those financial statements.

In our opinion, management’s assessment that Hollywood Media Corp. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Hollywood Media Corp. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006, and our report dated March 14, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KAUFMAN, ROSSIN & CO., P.A.
Miami, Florida March 14, 2007

ITEM 9B. OTHER INFORMATION.
     None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information called for by this Item 10 is incorporated by reference from the following section(s) of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A: (i) the portion of “Election of Directors” under the caption: “Nominees and Members of the Board of Directors;” (ii) the portions of “Corporate Governance” under the following captions: “Audit Committee,” “Director Nomination Process,” “Beneficial Ownership Reporting Compliance” and “Code of Ethics;” and (iii) “Executive Officers.”
Item 11. EXECUTIVE COMPENSATION.
     The information called for by this Item 11 is incorporated by reference from the following section(s) of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A: “Executive Compensation.”
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
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information called for by this Item 13 is incorporated by reference from the following section(s) of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A: (i) “Transactions with Related Persons,” and (ii) the disclosures in the “Corporate Governance” section regarding director independence.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information called for by this Item 14 is incorporated by reference from the following section(s) of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A: “Independent Registered Public Accounting Firm’s Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures.”

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005

•	Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.
3. Exhibits
The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

		Location of
Exhibit No.	Description	Exhibit

3.1	Third Amended and Restated Articles of Incorporation	(1)

3.2	Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences, Rights and Limitations of Series E Junior Preferred Stock	(25)

3.3	Amended and Restated Bylaws of Hollywood Media Corp., dated as of September 1, 2006	(2)

4.1	Form of Common Stock Certificate	(3)

4.2	Amended and Restated Rights Agreement dated as of August 23, 1996 between Hollywood Media Corp. (f/k/a Big Entertainment, Inc.) and American Stock Transfer & Trust Company, as Rights Agent	(4)

		Location of
Exhibit No.	Description	Exhibit

4.3	Amendment No. 1, dated as of December 9, 2002, to Amended and Restated Rights Amendment dated as of August 23, 1996 between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(5)

4.4	Amendment No. 2, dated as of September 1, 2006, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended December 9, 2002, between Hollywood Media Corp. and American Stock Transfer & Trust Company	(2)

10.1	Compensatory Plans, Contracts and Arrangements

	(a) Employment Agreement between Hollywood Media Corp. and Mitchell Rubenstein dated as of July 1, 1993	(3)

	(b) Extension and Amendment Agreement between Hollywood Media Corp. and Mitchell Rubenstein entered into as of July 1, 1998	(6)

	(c) Employment Agreement between Hollywood Media Corp. and Laurie S. Silvers dated as of July 1, 1993	(3)

	(d) Extension and Amendment Agreement between Hollywood Media Corp. and Laurie S. Silvers entered into as of July 1, 1998	(6)

	(e) 1993 Stock Option Plan, as amended effective October 1, 1999	(7)

	(f) Directors Stock Option Plan, as amended effective May 1, 2003	(16)

	(g) Form of Indemnification Agreement between Hollywood Media and each of its Directors and Officers	(3)

	(h) 2000 Stock Incentive Plan, as amended October 30, 2003	(17)

	(i) Exchange Agreement dated as of December 14, 2001 between Hollywood Media Corp. and Laurie S. Silvers	(8)

	(j) Exchange Agreement dated as of December 14, 2001 between Hollywood Media Corp. and Mitchell Rubenstein	(8)

	(k) Extension and Amendment Agreement dated as of May 31, 2004 between Hollywood Media Corp. and Mitchell Rubenstein	(22)

	(l) Extension and Amendment Agreement dated as of May 31, 2004 between Hollywood Media Corp. and Laurie S. Silvers	(22)

	(m) Extension and Amendment Agreement dated as of July 1, 2003 between Hollywood Media Corp. and Mitchell Rubenstein	(22)

	(n) Extension and Amendment Agreement dated as of July 1, 2003 between Hollywood Media Corp. and Laurie S. Silvers	(22)

	(o) Hollywood Media Corp. 401(k) Retirement Savings Plan, dated as of September 16, 2004 (the “Plan”); Amendment to the Plan, dated as of September 16, 2004; related Volume Submitter (Cross-Tested Defined Contribution Plan and Trust); EGTRRA Amendment to the Plan and Post-EGTRRA Amendment to the Plan, dated as of September 16, 2004	(23)

	(p) 2004 Stock Incentive Plan	(24)

	(q) Amendment Agreement, dated as of November 15, 2004, to Employment Agreement between Hollywood Media Corp. and Mitchell Rubenstein.	(25)

	(r) Amendment Agreement, dated as of November 15, 2004, to Employment Agreement between Hollywood Media Corp. and Laurie S. Silvers.	(25)

	(s) Amended and Restated Employment Agreement, dated August 9, 2006, by and between Hollywood Media Corp. and Scott Gomez.	(27)

	(t) Amended and Restated Employment Agreement, dated November 8, 2006, by and between Theatre Direct NY, Inc., Broadway.com, Inc., Hollywood Media Corp. and Mr. Matthew Kupchin.	(33)

	(u) Amendment to Hollywood Media Corp. 401(k) Retirement Savings Plan, Dated June 16, 2005.	(28)

	(v) Employment Agreement dated as of July 1, 2005, by and between Hollywood Media Corp. and Nicholas Hall.	(28)

		Location of
Exhibit No.	Description	Exhibit

	(w) Employment Agreement dated as of August 8, 2005, by and among Baseline, Inc., StudioSystems Inc., Hollywood Media Corp. and Rafi Gordon	(28)

	(x) Employment Agreement, dated as of August 8, 2005, by and among Baseline, Inc., StudioSystems Inc., Hollywood Media Corp. and Alex Amin.	(28)

	(y) Employment Agreement dated January 18, 2006, by and among Hollywood Fan Sites, Inc. and Mr. Rajiv Doshi.	(32)

	(z) Employment Agreement, dated as of March 30, 2006, by and among Hollywood Media Corp., Showtimes.com, Inc. and Mr. Brett West.	(34)

	(aa) Employment Agreement, dated June 7, 2006, by and between Screenline Film-und Medieninformations GmbH and Mrs. Paula Kathryn Maracin-Krieg.	(35)

10.2	Common Stock Investment Agreement dated as of August 22, 2000 among Hollywood Media, Elliott Associates, L.P. and Westgate International, L.P.	(9)

10.3	Registration Rights Agreement dated August 22, 2000 among Hollywood Media, Elliott Associates, L.P. and Westgate International, L.P.	(9)

10.4	Common Stock Adjustment Warrant dated August 22, 2000 between Hollywood Media and Elliott Associates, L.P.	(9)

10.5	Common Stock Adjustment Warrant dated August 22, 2000 between Hollywood Media and Westgate International, L.P.	(9)

10.6	Common Stock Purchase Warrant dated August 22, 2000 between Hollywood Media and Elliott Associates, L.P.	(9)

10.7	Common Stock Purchase Warrant dated August 22, 2000 between Hollywood Media and Westgate International, L.P.	(9)

10.8	Purchase Agreement effective as of September 29, 2000 among Hollywood.com, Inc. and the Purchasers named therein	(10)

10.9	Services Agreement dated as of February 9, 2001 between Hollywood Media Corp., and Lakeside Ventures, LLC	(11)

10.10	Securities Purchase Agreement dated as of April 25, 2001 between Hollywood Media Corp., Societe Generale and Velocity Investment Partners, Ltd.	(11)

10.11	Registration Rights Agreement dated as of April 25, 2001 between Hollywood Media Corp., Societe Generale and Velocity Investment Partners, Ltd.	(11)

10.12	“A” Warrant issued to Societe Generale	(11)

10.13	“B” Warrant issued to Societe Generale	(11)

10.14	Investment and Subscription Agreement made and entered into as of September 17, 2001, between Hollywood Media Corp. and Zeke, L.P., a Delaware limited partnership.	(12)

		Location of
Exhibit No.	Description	Exhibit

10.15	Purchase Agreement made as of October 12, 2001, between Broadway.com, Inc., Robert DeVivio and Peter Falconello	(12)

10.16	Transfer and Shareholders Agreement dated January 14, 2002 by and among Baseline Acquisitions Corp., Baseline, Inc., Hollywood Media Corp. and Fountainhead Media Services, Inc.	(13)

10.17	Management Services Agreement as of January 14, 2002 between Hollywood Services, Inc. and Baseline, Inc.	(13)

10.18	Exchange Agreement dated August 28, 2002, among Hollywood Media Corp., Hollywood.com, Inc., Broadway.com, Inc. and Viacom Inc.	(14)

10.19	Securities Purchase Agreement for 6% Senior Convertible Debentures, dated as of May 22, 2002, among Hollywood Media Corp., Federated Kaufman Fund, Portside Growth & Opportunity Fund Ltd., Leonardo, L.P., Carpe Diem Long Short Fund, LLC and Mitchell Rubenstein	(15)

10.20	6% Senior Convertible Debenture Due May 2005 issued by Hollywood Media Corp. as of May 22, 2002	(15)

10.21	Registration Rights Agreement, dated as of May 22, 2002, among Hollywood Media Corp., Federated Kaufman Fund, Portside Growth & Opportunity Fund Ltd., Leonardo, L.P., Carpe Diem Long Short Fund, LLC and Mitchell Rubenstein	(15)

10.22	Warrant issued by Hollywood Media Corp. to purchasers of 6% Senior Convertible Debentures, dated as of May 22, 2002	(15)

10.23	Amended and Restated Partnership Agreement dated as of November 21, 2002 between Hollywood Media Corp. and Dr. Martin H. Greenberg	(18)

10.24	Indemnification Agreement for Surety Bonds dated as of May 7, 2003, by and between Hollywood Media Corp., and Mitchell Rubenstein and Laurie Silvers.	(19)

10.25	Securities Purchase Agreement dated as of February 9, 2004, among Hollywood Media Corp. and the investors signatory thereto	(20)

10.26	Registration Rights Agreement dated as of February 9, 2004, among Hollywood Media Corp. and the investors signatory thereto	(20)

10.27	Form of Warrant issued to purchasers pursuant to Securities Purchase Agreement dated February 9, 2004.	(20)

10.28	Warrant issued to placement agent in connection with Securities Purchase Agreement dated February 9, 2004.	(20)

10.29	Agreement dated as of January 7, 2004 between Fountainhead Media Services, Inc. and Hollywood Media Corp., providing for the satisfaction of Fountainhead’s promissory note to Hollywood Media in exchange for Fountainhead’s shares of common stock of Baseline Acquisitions Corp.	(21)

		Location of
Exhibit No.	Description	Exhibit

10.30	Agreement and Plan of Merger dated as of June 14, 2004, by and among Studio Systems, Inc., Hollywood Media Corp., SSI Acquisition Sub, Inc. and SSI Investments LLC	(22)

10.31	Asset Purchase Agreement dated as of June 15, 2004, by and between Merchant Internet Group, Inc., Showtimes.Com, Inc., and Hollywood Media Corp.	(22)

10.32	Amendment to Debenture Agreement, dated as of September 29, 2004, by and between Hollywood Media Corp. and Portside Growth & Opportunity Fund Ltd.	(25)

10.33	Amended and Restated 6% Senior Convertible Debenture Due May 22, 2006 issued by Hollywood Media Corp. to Portside Growth & Opportunity Fund Ltd., dated October 15, 2004.	(25)

10.34	Warrant No. W-A-5 dated as of August 31, 2004 issued to CD Investment Partners, Ltd. in replacement of Warrant No. W-A-4.	(25)

10.35	Agreement to Convert Debenture, dated as of August 30, 2004, by and between Hollywood Media Corp. and Leonardo, L.P.	(25)

10.36	Conversion Notice, dated September 28, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by Leonardo, L.P.	(25)

10.37	Agreement to Convert Debenture, dated as of August 31, 2004, by and between Hollywood Media Corp. and CD Investment Partners, Ltd.	(25)

10.38	Conversion Notice, dated September 30, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by CD Investment Partners, Ltd.	(25)

10.39	Conversion Notice, dated August 20, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by Federated Kaufmann Fund	(25)

10.40	Conversion Notice, dated August 20, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by Mitchell Rubenstein and Laurie Silvers	(25)

10.41	Financial commitment letter dated March 28, 2005 made by Mitchell Rubenstein and Laurie Silvers in favor of Hollywood Media Corp.	(26)

10.42	Letter agreement dated August 5, 2005 extending term of Financial Commitment Letter dated March 28, 2005 made by Mitchell Rubenstein and Laurie Silvers in Favor of Hollywood Media Corp.	(28)

10.44	Agreement for the Sale and Purchase of UK Theatres Online Limited and other Companies, dated November 22, 2005, by and among Cinemasource UK Limited, Jeffrey Spector and the other shareholders party thereto.	(29)

10.45	Agreement for the Sale and Purchase of Cinemasonline Limited, dated November 22, 2005, by and between Mitchell Clifford Cartwright and Cinemasource UK Limited.	(29)

10.46	Note Purchase Agreement, dated as of November 22, 2005, by and among Hollywood Media and each of the Purchasers, including the forms of Notes and Warrants issued to the Purchasers and the form of registration rights agreement.	(29)

		Location of
Exhibit No.	Description	Exhibit

10.47	Registration Rights Agreement dated November 23, 2005 by and among Hollywood Media Corp. and the investors signatory thereto.	(30)

10.48	Letter agreements dated March 15, 2006, by and between Hollywood Media Corp. and each of the holders of its 8% Senior Unsecured Notes dated November 23, 2005.	(31)

10.49	Form of Common Stock Purchase Warrants dated March 15, 2006, issued to the Holders of Hollywood Media Corp.’s 8% Senior Unsecured Notes dated November 23, 2005.	(31)

10.50	Asset Purchase Agreement, dated January 18, 2006, by and among Hollywood Media Corp., Hollywood Fan Sites, Inc., eFanGuide, Inc. and each of the Shareholders of eFanGuide, Inc.	(32)

10.51	Asset Purchase Agreement, dated January 31, 2006, by and among Hollywood Media Corp., Hollywood Fan Sites, Inc., Prosperity Plus, Inc. and the sole shareholder of Prosperity Plus, Inc.	(32)

10.52	Sale and Purchase Agreement, dated June 7, 2006, regarding the purchase of all Shares in Screenline Film-und Medieninformations GmbH by Hollywood Media Corp.	(35)

10.53	Stock Purchase Agreement, dated as of August 25, 2006, by and between The New York Times Company and Hollywood Media Corp.	(36)

10.54	Asset Purchase Agreement, dated as of February 1, 2007, by and among Theatre Direct NY, Inc., Showtix LLC and each of the members of Showtix LLC.	(37)

21	Subsidiaries of Hollywood Media	*

23.1	Consent of Kaufman, Rossin & Co., P.A. Independent Registered Public Accounting Firm	*

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	*

31.1	Certification of Chief Executive Officer (Section 302)	*

31.2	Certification of Vice President of Finance and Accounting (Principal financial and accounting officer) (Section 302)	*

32.1	Certification of Chief Executive Officer (Section 906)	*

32.2	Certification of Vice President of Finance and Accounting (Principal financial and accounting officer) (Section 906)	*

*	Filed as an exhibit to this Form 10-K

(1)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on September 5, 2006.

(3)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form SB-2 (No. 33-69294).

(4)	Incorporated by reference from exhibit 1 to Hollywood Media’s Current Report on Form 8-K filed on October 20, 1999.

(5)	Incorporated by reference from the exhibit to Hollywood Media’s Current Report on Form 8-K filed on December 10, 2002.

(6)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(7)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on August 29, 2000.

(10)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on October 5, 2000.

(11)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q/A for quarter ended March 31, 2001.

(12)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(13)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2001.

(14)	Incorporated by reference from the exhibit to Hollywood Media’s Current Report on Form 8-K filed on August 28, 2002

(15)	Incorporated by reference from the exhibit to Hollywood Media’s Current Report on Form 8-K filed on May 23, 2002

(16)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.

(17)	Incorporated by reference from Appendix C to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.

(18)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.

(19)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(20)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on February 17, 2004.

(21)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(22)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(23)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on September 17, 2004.

(24)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 4, 2004 for its 2004 Annual Meeting of Shareholders.

(25)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(26)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.

(27)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(28)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(29)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on November 28, 2005.

(30)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form S-3 (No. 333-130903).

(31)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on March 16, 2006.

(32)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on February 6, 2006.

(33)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(34)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2005.

(35)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on June 13, 2006.

(36)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on August 28, 2006.

(37)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on February 6, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: March 16, 2007	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2007	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and
Chief Executive Officer (Principal executive officer)

Date: March 16, 2007	/s/ Laurie S. Silvers
Laurie S. Silvers, Vice Chairman of the Board,
President and Secretary

Date: March 16, 2007	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer (Principal
financial and accounting officer)

Date: March 16, 2007	/s/ Harry T. Hoffman
Harry T. Hoffman, Director

Date: March 16, 2007	/s/ Deborah J. Simon
Deborah J. Simon, Director

Date: March 16, 2007	/s/ Robert E. McAllan
Robert E. McAllan, Director

Date: March 16, 2007	/s/ Ira A. Rosenberg
Ira Rosenberg, Director