Form 10-K/A
period 2006-12-31
HOLLYWOOD MEDIA CORP
filed 2007-04-30
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________
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
As of April 15, 2007, there were 33,614,556 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE
     Hollywood Media Corp. (“Hollywood Media”) is filing this Form 10-K/A to make the following amendments to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006:
1.	To set forth the information required by Items 10, 11, 12, 13 and 14 in Part III of the Form 10-K, because a definitive proxy statement containing such information will not be filed by Hollywood Media within 120 days after the end of the fiscal year covered by the Form 10-K.

2.	Item 15 in this Form 10-K/A restates the entire Item 15 of the Form 10-K to which this Form 10-K/A relates, with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith and related footnotes.

i

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
     The size of Hollywood Media’s Board of Directors is currently set at six, and there are currently six incumbent directors serving on the Board. Hollywood Media’s executive officers are elected by the Board of Directors and serve at the discretion of the Board, subject to the terms and conditions of each officer’s employment agreement with Hollywood Media. The following table sets forth certain information concerning each of the incumbent directors and executive officers of Hollywood Media as of the date of this Form 10-K/A.

Name	Age	Position
Mitchell Rubenstein	53	Chairman of the Board and Chief Executive Officer

Laurie S. Silvers	55	Vice Chairman of the Board, President and Secretary

Scott A. Gomez	31	Chief Accounting Officer

Harry T. Hoffman	79	Director

Robert E. McAllan	60	Director

Deborah J. Simon	50	Director

Ira A. Rosenberg	53	Director
     Mitchell Rubenstein is a founder of Hollywood Media and has served as its Chairman of the Board and Chief Executive Officer since its inception in January 1993. Mr. Rubenstein was a founder of the Sci-Fi Channel, a cable television network that was acquired from Mr. Rubenstein and Laurie Silvers by USA Network in March 1992. Mr. Rubenstein served as President of the Sci-Fi Channel from January 1989 to March 1992 and served as Co-Vice Chairman of the Sci-Fi Channel from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Mr. Rubenstein practiced law for 10 years. Mr. Rubenstein received a J.D. degree from the University of Virginia School of Law in 1977 and a Masters in Tax Law (LL.M.) from New York University School of Law in 1979. He currently serves on the NYU Tax Law Advisory Board and is a member of the Founders Society, New York University, and is a member of the University of Virginia School of Law Business Advisory Council. He is also Chairman of the Board of Advisors of the Freeman Center for Jewish Life at Duke University. Together with Ms. Silvers, Mr. Rubenstein was named Co-Business Person of the Year, City of Boca Raton, Florida in 1992. Mr. Rubenstein is married to Laurie S. Silvers.
     Laurie S. Silvers is a founder of Hollywood Media and has served as its Vice-Chairman, President and Secretary since its inception in January 1993. Ms. Silvers was a founder of the Sci-Fi Channel, of which she served as Chief Executive Officer from January 1989 to March 1992 and Co-Vice Chairman from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Ms. Silvers practiced law for 10 years. Ms. Silvers received a J.D. degree from University of Miami School of Law in 1977. Ms. Silvers serves on the Board of Trustees of the University of Miami, the Board of Directors of the Economic Council of Palm Beach County, Florida, and the Board of Trustees of the Kravis Center of the

Performing Arts in West Palm Beach, Florida. She is a mentor for at-risk teenage girls with the Women of Tomorrow organization, and was previously a member of the International Board of Governors of the Children’s World Blood Bank.
     Scott A. Gomez joined Hollywood Media in April 2003 as Vice President of Finance and Accounting, and was appointed Chief Accounting Officer in May 2005. Mr. Gomez is responsible for accounting, financial and tax matters for Hollywood Media and its subsidiaries, including cash management, preparation of financial statements, and SEC reporting. Prior to joining Hollywood Media, Mr. Gomez was a Senior Accountant for Klein & Barreto, P.A., a public accounting firm, from July of 2001 to April of 2003. During his tenure with Klein & Barreto, Mr. Gomez worked closely with Hollywood Media on various matters including taxes. Previously, Mr. Gomez was a Senior Auditor with Arthur Andersen LLP, then a public accounting firm, and held other prior positions with such firm, during the period from August of 1999 to July of 2001. Mr. Gomez graduated from the University of Florida with a Masters of Accounting degree and is a Certified Public Accountant.
     Harry T. Hoffman has served as a director of Hollywood Media since July 1993. From 1979 to 1991, Mr. Hoffman served as President and Chief Executive Officer of Waldenbooks, Inc., then a leading national retailer of books, magazines and related items. From 1968 to 1978, he served as President and Chief Executive Officer of Ingram Book Company, a national book wholesaler. Mr. Hoffman serves on Hollywood Media’s Audit Committee, Compensation Committee, Stock Option Committee, and Nominating Committee.
     Robert E. McAllan has served as a director of Hollywood Media since December 2001. Mr. McAllan is currently CEO of Press Communications, LLC, which owns and operates broadcast properties, and also currently serves as Chairman of the New Jersey Broadcasters Association. Mr. McAllan has been in the commercial radio industry since 1964. Mr. McAllan began his career as a News Director/Operations Manager at WADB FM where he won a national news award from United Press International. Thereafter, Mr. McAllan became a talk show host for the New Jersey Press’ radio stations WJLK AM/FM, and through a series of rapid promotions Mr. McAllan became the president of Press Broadcasting Company, the broadcast division of The New Jersey Press and expanded the company by acquiring several television stations and radio acquisitions. At the time that New Jersey Press’ newspapers were acquired by Gannett, Mr. McAllan led a group of key Press executives who acquired the broadcast division of the New Jersey Press. Mr. McAllan has also held myriad directorships and officer positions for several companies and associations, including but not limited to, The Asbury Park Press, Inc., which owned the second largest newspaper in New Jersey, New Jersey Press Incorporated, a diversified media company which operated major daily newspapers, television stations, radio stations and online media, the Florida Association of Broadcasters, Chairman of the National/New Jersey Class A Broadcasters Association, Chairman of the National Independent Television Committee, and Co-Chairman of the Coalition for Media Diversity. Mr. McAllan serves on Hollywood Media’s Audit Committee and Stock Option Committee.
     Deborah J. Simon has served as a director of Hollywood Media since November 1995. Ms. Simon held the position of Senior Vice President of Simon Property Group, a company that owns, develops and manages regional malls and other retail real estate and is listed on the New York Stock Exchange, from 1991 to 1996, and she currently serves as the Chairperson of the Simon Youth Foundation. Ms. Simon also serves on the Advisory Board for The Children’s Museum of Indianapolis, on the Board of Trustees for the Indianapolis Museum of Art and on the Board of Regents for Mercersburg Academy. She also has been an independent producer, with several television credits to her name. Ms. Simon serves on Hollywood Media’s Audit Committee, Compensation Committee, and Nominating Committee.

     See “Investments by Affiliate of the Simon Property Group; Right to Designate Board Nominee” below, for a description of the rights of Tekno Simon LLC to nominate one individual to serve as a director of Hollywood Media. Tekno Simon’s current nominee on the Board of Directors is Deborah J. Simon.
     Ira A. Rosenberg has served as a director of Hollywood Media since June 2005. Mr. Rosenberg is a transactional lawyer and Chair of the Life Sciences Practice Group of Sills Cummis Epstein & Gross P.C., a law firm with offices in New Jersey and New York. Mr. Rosenberg specializes in merger and acquisition/securities transactions and has over 20 years experience representing private and public companies in complex business matters. He received a J.D. degree from New York University School of Law in 1978, and a B.S. degree from Boston University in 1975. Mr. Rosenberg serves on Hollywood Media’s Compensation Committee.
     Investments by Affiliate of the Simon Property Group; Right to Designate Board Nominee
     Pursuant to a 1995 stock purchase agreement with Tekno Simon, a business entity and affiliate of the Simon Property Group and its Co-Chairman, Melvin Simon, Tekno Simon purchased shares of Hollywood Media’s Series A Preferred Stock, Series B Preferred Stock and common stock. In May 1999, Tekno Simon converted all of the Series A and Series B Preferred Stock into 300,631 shares of common stock. Pursuant to such Stock Purchase Agreement, Tekno Simon has the right to designate one nominee to Hollywood Media’s Board of Directors until such time as Tekno Simon holds less than 25% of the sum of (i) the shares of common stock issued upon conversion of the Series A Preferred Stock, and (ii) the shares of common stock purchased by Tekno Simon in 1995. Certain shareholders of Hollywood Media, including Mitchell Rubenstein, Laurie S. Silvers and Dr. Martin H. Greenberg, have agreed to vote their shares of common stock in favor of the election of Tekno Simon’s nominee to Hollywood Media’s Board of Directors. Tekno Simon’s current nominee on the Board of Directors is Deborah J. Simon.
     Audit Committee
     The Board of Directors has established an Audit Committee in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The current members of the Audit Committee are Harry T. Hoffman, Robert E. McAllan and Deborah J. Simon. The Board has previously determined that the Audit Committee meets the prior and continuing Nasdaq listing requirement that at least one member of the Audit Committee has such experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.
     We currently do not have a designated “Audit Committee Financial Expert” (as defined in Item 407 of SEC Regulation S-K rules) on our audit committee. Although we had discussions with several potential candidates prior to 2006, we did not ultimately reach mutual interest in proceeding to nominate any candidate for election to the Board. We do not currently have any candidates under consideration, but the Board would consider candidates that our Nominating Committee deems qualified and recommends for nomination.
Code of Ethics
     Hollywood Media has adopted a Code of Professional Conduct that applies all of its officers, directors and employees. This Code of Professional Conduct is available for viewing on our internet website at http://www.hollywood.com/about_us/ under the caption “Corporate Governance.” Hollywood Media’s internet website and any other website mentioned in this Form 10-K/A or the Form 10-K amended hereby, and the information contained or incorporated in such websites, are not intended to be incorporated into this Form 10-K/A or the Form 10-K amended hereby.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires Hollywood Media’s directors, executive officers, and persons who own more than 10% of Hollywood Media’s outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish Hollywood Media with copies of all such reports they file.
     To Hollywood Media’s knowledge, based solely on a review of the copies of such reports furnished to Hollywood Media or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% beneficial owners for the year ended December 31, 2006 have been complied with, other than with respect to Harry Hoffman who filed one Form 4 after the due date to report two stock sales.

Item 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Executive Compensation Policies and Objectives
     Hollywood Media’s executive compensation program, whose principal components generally consist of salary, bonus, and stock options and other stock incentive awards, is designed to achieve the following policies and objectives:
(a)	providing competitive base pay to attract, retain and motivate qualified management;

(b)	delivering performance-based bonuses when results, individual initiative and accomplishments warrant;

(c)	generating returns to shareholders over the long term; and

(d)	aligning management compensation with the achievement of Hollywood Media’s goals and performance.
     Management believes that its focus on these policies and objectives will benefit Hollywood Media, and ultimately its shareholders, in the long-term by facilitating Hollywood Media’s ability to attract and retain highly qualified executives who are committed to Hollywood Media’s long-term success.
Role of the Compensation Committee
     The Compensation Committee of the Board of Directors of Hollywood Media is responsible for approving, determining and/or making recommendations to the Board of Directors concerning the principal components of executive compensation for a defined set of upper level executives, including the Chief Executive Officer and the other named executive officers listed in the Summary Compensation Table below (collectively, the “Named Executive Officers”), including base salaries, bonuses, and stock options and other equity awards. The Compensation Committee, with input from the Chief Executive Officer and/or other executives, reviews the compensation of executive officers periodically, typically on a case by case basis, to assess and determine compensation under applicable considerations, including the compensation policies and objectives noted above. The Compensation Committee does not typically engage a compensation consultant for advice on Hollywood Media’s executive compensation program.
Setting Executive Compensation
     In approving executive officer compensation, the Compensation Committee generally reviews and considers, among other factors, each executive’s scope of responsibility and commitment, level of performance (with respect to specific areas of responsibility and on an overall basis), contributions to Hollywood Media’s achievement of goals and performance, compensation levels at comparable companies and historical compensation levels, and the recommendations, analysis and other relevant information provided by Hollywood Media’s management and/or other resources that the Committee may wish to access. However, in making compensation decisions or recommendations the Compensation Committee does not generally apply any specific (formulaic) relationship between objective measures of corporate performance (such as stock price or financial results) to executive compensation, although the Compensation Committee may from time to time approve compensation arrangements or plans containing a quantitative formula for calculating a bonus or other aspects of compensation, as may be contained in the terms of an employment agreement or other compensation plan, award or arrangement.

Elements of Compensation
Base Salary
     The base salary for each of Hollywood Media’s executive officers is targeted to recognize that officer’s unique value, experience, and actual and potential contribution to Hollywood Media’s success. For 2006, Hollywood Media had three Named Executive Officers: Mitchell Rubenstein, its Chairman and Chief Executive Officer; Laurie S. Silvers, its President; and Scott Gomez, its Chief Accounting Officer. During 2006, the Named Executive Officers had preexisting employment agreements specifying salary and other compensation, and received salaries as provided in their respective employment agreements. The Compensation Committee previously approved these existing employment agreements. For additional information about these agreements, see “Employment Agreements with Named Executive Officers” below.
     The current salary structure for Mr. Rubenstein and Ms. Silvers, including their base salaries and provisions for annual cost-of-living adjustments, were established in 2003 pursuant to amendments to their then current employment agreements. In connection with approving the 2003 amendments, the Compensation Committee considered, among other things, the following factors: (i) various financial and operational achievements of Hollywood Media (and the efforts of Mr. Rubenstein and Ms. Silvers to facilitate such achievements), including but not limited to the launch of Hollywood Media’s digital cable television network and the successful launch and continued growth of MovieTickets.com; (ii) levels of compensation paid to CEOs, Presidents and other executive officers of other companies; and (iii) the personal cash flow assistance that Mr. Rubenstein and Ms. Silvers provided Hollywood Media, including, among other things, making available from their personal funds a line of credit for Hollywood Media to draw upon, and personally guaranteeing surety bonds on behalf of Hollywood Media. The current salary structure for Scott Gomez, including his base salary and predetermined annual raises, was established in 2005 pursuant to the terms of his existing employment agreement, which was approved by the Compensation Committee upon the recommendation of the Chief Executive Officer, who assisted with the negotiation of the terms of the agreement with Mr. Gomez.
Cash Bonuses
     In addition to compensation through base salaries, the Compensation Committee has the authority to grant cash bonus awards and may approve compensation plans or agreements to grant bonuses based on specified terms. Discretionary bonus awards vary depending on the Compensation Committee’s review and consideration of the factors noted above including the executive officer’s contribution to Hollywood Media’s achievement of its goals.
     On April 14, 2006, Scott Gomez received a $25,000 cash bonus, payable in accordance with the terms of his employment agreement. On September 19, 2006, the Compensation Committee of the Board of Directors approved the payment of cash performance bonuses in the amounts of $250,000 to Mr. Rubenstein, $150,000 to Ms. Silvers, and $125,000 to Mr. Gomez in recognition of their respective contributions to the sale of Hollywood Media’s wholly-owned subsidiary Baseline Acquisitions Corp (“BAC”). When considering and approving these discretionary bonuses, the Compensation Committee did not apply any specific quantitative relationship between objective measures of corporate performance and such compensation.

Other Benefits
     Perquisites
     Although perquisites are not a primary aspect of Hollywood Media’s executive compensation, Hollywood Media provided its Named Executive Officers with the following perquisites during 2006:
     Automobile Allowance. The employment agreement between Hollywood Media and Mitchell Rubenstein provides that Mr. Rubenstein is entitled to an automobile allowance of $650 per month. In addition, the employment agreement between Hollywood Media and Laurie S. Silvers provides that Ms. Silvers is entitled to an automobile allowance of $650 per month.
     Insurance Coverage. Hollywood Media provides the Named Executive Officers and their dependants with medical, dental, disability and life insurance coverage at the sole expense of Hollywood Media.
     401(k) Plan
     Hollywood Media maintains a 401(k) retirement savings plan (the “Plan”) for all of its full time employees, including the Named Executive Officers, who have completed six (6) months of employment with Hollywood Media or any of its subsidiaries. Each participant may contribute to the Plan up to a specified portion of his or her pre-tax gross compensation in accordance with the Plan’s limitations (but not greater than the statutorily prescribed limit). Amounts contributed by employee participants in accordance with the Plan requirements and earnings on such contributions are fully vested. The contributions by employees to the Plan may be invested in such investments as selected by each participant from the investment choices provided under the Plan (but may not be invested in securities of Hollywood Media).
     The Plan permits, but does not require, Hollywood Media to make additional contributions on behalf of the participating employees in the form of cash and/or property (including without limitation shares of common stock of Hollywood Media), as determined by Hollywood Media in its discretion. Hollywood Media will determine on an annual basis whether a matching contribution will be made and, if so, at what level of contribution. For the fiscal year ended December 31, 2006, Hollywood Media elected to make a matching contribution for each participating employee equal to half of the first 8% of the employee’s deferral, payable in shares of common stock of Hollywood Media. The matching contributions vest 25% per year of employment of the participating employee, with such employee becoming fully vested in any matching contributions after four years of employment.
     Stock Option Grants and Equity-Based Compensation
     Management believes that stock options and other equity-based compensation is an important part of its executive compensation program as it serves to provide significant performance incentives to the executive officers, including the objective of aligning the interests of the executive officers with the interests of Hollywood Media’s stockholders.
     The Compensation Committee and the Stock Option Committee act as the administrators of Hollywood Media’s equity compensation plans for executives and other employees, which plans include the 2000 Stock Incentive Plan and the 2004 Stock Incentive Plan. The Committees’ functions include, among other things: (i) selecting plan participants; (ii) determining the timing of any awards under the plans; (iii) determining the types of awards to be granted under the plans; (iv) determining the amount of awards to be granted to each participant under the plans; and (v) determining the exercise price, vesting and other terms of the awards granted under the plans.

     During the fiscal year ended December 31, 2006, no stock options or other equity-based compensation awards were granted to the Named Executive Officers.
Policy on Deductibility of Compensation
     Section 162(m) of the U.S. Internal Revenue Code generally limits the tax deduction to public companies for annual compensation in excess of $1 million paid to an executive who is the chief executive officer or who is one of its other four most highly compensated executive officers. However, compensation which qualifies as “performance-based” is excluded from the $1 million limit if, among other requirements, the compensation is payable upon attainment of pre-established, objective performance goals under a plan approved by stockholders (stock options often qualify for such exclusion). It is the policy of Hollywood Media’s management and the Compensation Committee to consider potential adverse impact of Section 162(m) on Hollywood Media in connection with structuring executive compensation and, if and to the extent deemed necessary and appropriate under the circumstances, take steps intended to limit such adverse impact, while at the same time preserving the objective of providing compensation including incentive or equity-based awards as deemed appropriate by the Committee. The Compensation Committee intends to coordinate with management in evaluating the applicability and implications of Section 162(m) to Hollywood Media’s compensation programs and arrangements, but also intends to retain the flexibility necessary to provide cash and other compensation consistent with Hollywood Media’s compensation objectives.

Summary Compensation Table
     The following table summarizes the total compensation paid to or earned by each of Hollywood Media’s named executive officers for the fiscal year ended December 31, 2006.

								Change in Pension
								Value and
							Non-Equity	Non-Qualified
Name and				Stock		Option	Incentive Plan	Deferred	All Other
Principal Position	Year	Salary	Bonus	Awards		Awards	Compensation	Compensation	Compensation		Total
Mitchell Rubenstein	2006	$424,356	$250,000	$325,000	(1)	—	—	—	$20,847	(2)	$1,020,203
Chief Executive Officer
Laurie S. Silvers	2006	$371,312	$150,000	$325,000	(1)	—	—	—	$26,555	(3)	$872,867
President
Scott Gomez	2006	$192,404	$150,000	—		—	—	—	—	(4)	$342,404
Chief Accounting Officer

(1)	Represents the value recognized for financial statement reporting purposes with respect to the 2006 fiscal year in accordance with FAS 123R as a result of the vesting of 100,000 shares of restricted common stock during the 2006 fiscal year, based on the $3.25 closing market price per share of Hollywood Media’s common stock as of August 19, 2004, the date immediately preceding the grant date. These shares are part of the 400,000 shares of restricted common stock that were granted to the named officer on August 20, 2004, which shares vest over four years at the rate of 25,000 shares (or 6.25%) per calendar quarter, commencing with the first vesting on October 1, 2004.

(2)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $7,500, consisting of 1,786 shares of common stock of Hollywood Media valued using the closing market price per share as of the last day of 2006, (b) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, and (c) $5,547 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(3)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $7,500, consisting of 1,786 shares of common stock of Hollywood Media valued using the closing market price per share as of the last day of 2006, (b) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, and (c) $11,255 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(4)	As permitted under Item 402 of Regulation S-K, perquisites and other personal benefits less than the applicable reporting threshold have been excluded. Such amounts may be excluded under the rule if the aggregate amount of such compensation is less than $10,000.
Grants of Plan-Based Awards
     Hollywood Media maintains the 2004 Stock Incentive Plan and the 2000 Stock Incentive Plan pursuant to which grants may be made to the Named Executive Officers. No incentive plan awards were made to the named executive officers during the fiscal year ended December 31, 2006.

Employment Agreements with Named Executive Officers
     Employment Agreements with Chief Executive Officer and President. In 1993, Hollywood Media entered into employment agreements with each of Mitchell Rubenstein, to serve as Chairman and Chief Executive Officer, and Laurie S. Silvers, to serve as Vice Chairman and President. The current terms of these agreements, as amended, are described below. These agreements were last amended in November 2004.
     As of December 1, 2005, the terms of both agreements were automatically extended through December 31, 2006 under the annual renewal provisions of the agreements. The terms of each of the employment agreements are automatically extended for successive one-year terms unless Hollywood Media or the executive officer gives written notice to the other at least 30 days prior to the then-scheduled expiration date. Each of the employment agreements provides for an annual salary (subject to automatic cost-of-living increases based on changes in the consumer price index), an annual bonus in an amount determined by the Board of Directors at its discretion, and an automobile allowance of $650 per month. Pursuant to amendments made in 2003, the agreements provide for annual salaries commencing July 1, 2003 of $400,000 for Mr. Rubenstein and $350,000 for Ms. Silvers. After giving effect to annual cost-of-living adjustments, the current annual salary rates are $437,913 for Mr. Rubenstein and $383,174 for Ms. Silvers.
     Pursuant to amendments made in 2003, the employment agreements provide for Hollywood Media to make certain payments to Mr. Rubenstein and Ms. Silvers in the event that Hollywood Media or its subsidiaries or affiliates enter into agreements to carry Hollywood.com Television with (a) two additional Multiple System Operators (“MSOs”) that are among the largest eight MSOs (excluding Cox Communications and Cablevision Systems Corp.), or (b) with Comcast Corporation. This condition was subsequently satisfied and, as a result, the amendments provide that each such executive officer shall be entitled to payments equivalent to five percent of the net income (as determined in accordance with GAAP) generated operationally by each of the Hollywood.com Television and Hollywood.com divisions of Hollywood Media and, if Hollywood.com Television and/or Hollywood.com were to be sold by Hollywood Media, the executive can elect to receive five percent of the net sale proceeds generated from the sale of such division(s) in lieu of the net income payments continuing after the sale. The employment agreements provide that these payment rights, once earned during the employment term, survive termination or expiration, for any reason, of the executive’s employment with Hollywood Media. Mr. Rubenstein and Ms. Silvers have not received any payments to date under these provisions.
     Pursuant to amendments made in 2004 to their respective employment agreements, the Chief Executive Officer and the President were each granted 400,000 shares of restricted common stock of Hollywood Media, issued under Hollywood Media’s shareholder-approved 2000 Stock Incentive Plan, which shares vest over the course of four years at the rate of 25,000 shares (or 6.25%) on the first day of each calendar quarter until fully vested, commencing in the fourth quarter of 2004, subject to accelerated vesting upon certain events including a Change of Control or in the event that the executive’s employment is terminated without cause, or if the executive resigns within 60 days after the occurrence of “Good Reason” (as defined in the employment agreements). These shares may not be sold, pledged or otherwise transferred until vested.
     Employment Agreement with Chief Accounting Officer. On May 19, 2005, Hollywood Media entered into an employment agreement with Scott Gomez, the Chief Accounting Officer of Hollywood Media. The term of employment expires on April 13, 2010, unless terminated earlier, subject to automatic extensions for additional one-year periods unless any party gives notice of termination at least thirty days prior to the expiration date. Compensation under the agreement includes annual base salary of $175,000 effective as of April 14, 2005, subject to annual salary increases of $25,000, a $25,000 cash bonus within ten days of the signing of the agreement as well as annual $25,000 cash bonuses on each anniversary date of his employment with Hollywood Media, and a grant of options to purchase 25,000 shares of Hollywood Media’s common stock at a price equal to the closing sale price of the common stock on the trading day immediately preceding the date of the employment agreement. The options were fully vested on the date of grant and have a five-year term. The current annual salary rate for Mr. Gomez is $225,000. On August 9, 2006, Hollywood Media and Mr. Gomez amended and restated the original five-year employment agreement. In addition to the terms of the original employment agreement, the amended and restated employment agreement provides that, in the event of a “Change of Control” of Hollywood Media (as such term is defined in the amended and restated employment agreement), Mr. Gomez will be entitled to receive a lump sum payment in cash equal to the salary and annual bonuses payable to Mr. Gomez under the agreement for the two year period following the date of such Change of Control, subject to the additional terms set forth in the amended and restated employment agreement.
     Additional terms of the employment agreements with the Named Executive Officers are described below under the caption “Potential Payments upon Termination or Change-in-Control.”
Outstanding Equity Awards at Year-End
     The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2006, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards					Stock Awards
								Equity	Equity
			Equity					Incentive	Incentive
			Incentive					Plan Awards:	Plan Awards:
			Plan			Number of		Number of	Market or
	Number of	Number of	Awards: Number			Shares or	Market Value	Unearned	Payout Value of
	Securities	Securities	of Securities			Units of	of Shares	Shares, Units	Unearned Shares,
	Underlying	Underlying	Underlying			Stock	or Units of	or Other	Units or
	Unexercised	Unexercised	Unexercised	Option	Option	That Have	Stock That	Rights That	Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Not	Have Not	Have Not	That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Not Vested (#)
Mitchell Rubenstein	81,000	—	—	$1.30	7/01/2008	175,000	$735,000 (1)	—	—
Laurie S. Silvers	—	—	—	—	—	175,000	$735,000 (1)	—	—
Scott Gomez	20,000	—	—	$0.88	4/21/2008	—	—	—	—
	25,000	—	—	$4.44	5/19/2009
	10,000	—	—	$4.28	12/28/2010

(1)	The market value of the unvested shares of Hollywood Media’s common stock is based on the closing price per share as of December 29, 2006, which was $4.20.

Option Exercises and Stock Vested
     The following table sets forth information regarding each exercise of stock options and vesting of restricted stock that occurred during 2006 for each of Hollywood Media’s named executive officers on an aggregated basis:

	Option Awards		Stock Awards
	Number of Shares
	Acquired on	Value Realized	Number of Shares		Value Realized
Name	Exercise (#)	on Exercise ($)	Acquired on Vesting (#)		on Vesting ($)
Mitchell Rubenstein	—	—	100,000	(1)	$422,250	(2)
Laurie S. Silvers	—	—	100,000	(1)	$422,250	(2)
Scott Gomez	—	—	—		—

(1)	Represents the portion of the 400,000 shares of restricted common stock that were granted to the named officer on August 20, 2004 that vested during the fiscal year ended December 31, 2006.

(2)	The aggregate dollar amount realized upon vesting is based on the closing price per share of Hollywood Media’s common stock on each of the vesting dates that occurred during the fiscal year ended December 31, 2006, as follows: (a) 25,000 shares vested on January 1, 2006, at a closing price of $4.31; (b) 25,000 shares vested on April 1, 2006, at a closing price of $4.85; (c) 25,000 shares vested on July 1, 2006, at a closing price of $3.82; and (d) 25,000 shares vested on October 1, 2006, at a closing price of $3.91.
Pension Benefits
     Hollywood Media does not provide pension arrangements or post-retirement health coverage for its executives or employees. It does provide a 401(k) retirement savings plan (the “Plan”) for all of its full time employees, including the named executive officers, who have completed six (6) months of employment with Hollywood Media or any of its subsidiaries. Each participant may contribute to the Plan up to a specified portion of his or her pre-tax gross compensation in accordance with the Plan’s limitations (but not greater than the statutorily prescribed limit). Amounts contributed by employee participants in accordance with the Plan requirements and earnings on such contributions are fully vested. The contributions by employees to the Plan may be invested in such investments as selected by each participant from the investment choices provided under the Plan (but may not be invested in securities of Hollywood Media).
     The Plan permits, but does not require, Hollywood Media to make additional contributions on behalf of the participating employees in the form of cash and/or property (including without limitation shares of common stock of Hollywood Media), as determined by Hollywood Media in its discretion. Hollywood Media will determine on an annual basis whether a matching contribution will be made and, if so, at what level of contribution. For the fiscal year ended December 31, 2006, Hollywood Media elected to make a matching contribution for each participating employee equal to half of the first 8% of the employee’s deferral, payable in shares of common stock of Hollywood Media. The matching contributions vest 25% per year of employment of the participating employee, with such employee becoming fully vested in any matching contributions after four years of employment.

Nonqualified Deferred Compensation
     Hollywood Media does not provide any nonqualified defined contribution or other deferred compensation plans.
Potential Payments Upon Termination or Change-in-Control
Mitchell Rubenstein — Chief Executive Officer
     Pursuant to the current employment agreement between Hollywood Media and Mitchell Rubenstein, discussed under the caption “Employment Agreements with Named Executive Officers” above, upon a termination of Mr. Rubenstein’s employment by Hollywood Media for any reason other than death, disability or “Cause” (as defined in the employment agreement), Mr. Rubenstein will continue to receive his salary until the expiration of the then current term of the employment agreement. For purposes of this agreement, a termination by Hollywood Media of Laurie S. Silvers’ employment without Cause will constitute a termination without Cause of Mr. Rubenstein. In the event of a termination of employment by Hollywood Media as a result of Mr. Rubenstein’s disability, Mr. Rubenstein will continue to receive his salary and benefits (to the extent permissible by law) for a period of 12 months after such termination. Finally, in the event of a termination of employment by Hollywood Media as a result of Mr. Rubenstein’s death, Mr. Rubenstein’s estate will be entitled to receive a lump sum payment equal to one year’s base salary plus a pro rata portion of any bonus to which Mr. Rubenstein would have been entitled. Assuming that Mr. Rubenstein’s employment was terminated by Hollywood Media on December 31, 2006 without Cause or as a result of Mr. Rubenstein’s disability, Mr. Rubenstein would be entitled to receive $437,913 in salary through December 31, 2007, the expiration of the then current term and the 12 month period following termination, plus $7,800 in automobile allowance and approximately $5,547 in insurance coverage for termination as a result of disability. Assuming that this agreement was terminated on December 31, 2006 as a result of Mr. Rubenstein’s death, Mr. Rubenstein’s estate would be entitled to receive a lump sum payment of $437,913.
     Under Mr. Rubenstein’s current employment agreement, if a “Change of Control” (as defined in the employment agreement) occurs during the term of employment, the employment agreement provides for the continued employment of Mr. Rubenstein until the earlier of two years following the Change of Control or the then-scheduled expiration date of the term of employment. Assuming the occurrence of a Change of Control on December 31, 2006, Mr. Rubenstein would be entitled to receive $437,913 in salary for his continued employment through December 31, 2007, the expiration of the then current term. In addition, following a Change of Control, if (a) Mr. Rubenstein’s employment is terminated by Hollywood Media during the term of the agreement, (b) there is a material reduction in Mr. Rubenstein’s compensation or benefits, or a material change in his working conditions, management responsibilities or title, and Mr. Rubenstein terminates his employment within 60 days of any such occurrence, or (c) Mr. Rubenstein terminates his employment within sixty days following the Change of Control for any reason, Mr. Rubenstein will receive a lump sum payment equal to three times the base salary and bonuses paid or payable to him during or with respect to the 12 month period preceding the date of termination, to be paid within 15 business days of the date of termination. Assuming the occurrence of a Change of Control and the termination of Mr. Rubenstein’s employment for any of the aforementioned reasons on December 31, 2006, Mr. Rubenstein would be entitled to receive a lump sum payment of $2,023,068.
     Under Mr. Rubenstein’s current employment agreement, the term “Change of Control” is defined to mean (i) any person’s or group’s acquisition of 20% or more of the combined voting power of Hollywood Media’s outstanding securities (other than as a result of an issuance of securities initiated by Hollywood Media, or open market purchases approved by the Board of Directors of Hollywood Media, as long as the majority of the Board approving the purchases is the majority at the time the purchases are made), (ii) in the event of any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, the persons who were directors of Hollywood Media prior to such transaction ceasing to constitute a majority of the Board of Directors following the transaction, or (iii) the sale or transfer of Hollywood Media in its entirety or all or substantially all of its assets through any structure or form of transaction, including, but not limited to, a direct or indirect acquisition, merger, consolidation, restructuring, liquidation or any similar or related transaction.
     As discussed further under the caption “Employment Agreements with Named Executive Officers” above, pursuant to an amendment made to his employment agreement in 2003, Mr. Rubenstein earned the right to receive annual payments equivalent to five percent of the net income (as determined in accordance with GAAP) generated operationally by each of the Hollywood.com Television and Hollywood.com divisions of Hollywood Media. In addition, if Hollywood.com Television and/or Hollywood.com were to be sold by Hollywood Media, Mr. Rubenstein can elect to receive five percent of the net sale proceeds generated from the sale of such division(s) in lieu of the net income payments continuing after the sale. The employment agreement provides that these payment rights survive termination or expiration, for any reason, of Mr. Rubenstein’s employment with Hollywood Media. In addition, Mr. Rubenstein is not entitled to any additional payments upon a Change of Control as a result of these provisions. For purposes of quantifying this interest, Hollywood Media is relying on valuation analyses performed by an independent valuation expert as of October 1, 2006 in connection with Hollywood Media’s annual impairment review under SFAS No. 142 conducted in preparing Hollywood Media’s 2006 financial statements. As a result of the impairment study which utilized various assumptions and methodologies for purposes of deriving a range of potential value estimates, the fair value of the Hollywood.com Television and Hollywood.com divisions was estimated at approximately $28,156,796. Assuming that Mr. Rubenstein’s employment was terminated on December 31, 2006, the present value of the potential future payments under Mr. Rubenstein’s five percent interest after such termination, based on the fair value estimate and factoring in a minority interest discount of 10%, is estimated at approximately $1,267,056.
     Pursuant to an amendment made to his employment agreement in 2004, Mr. Rubenstein was granted 400,000 shares of restricted common stock of Hollywood Media, issued under Hollywood Media’s shareholder-approved 2000 Stock Incentive Plan, which shares vest over the course of four years at the rate of 25,000 shares (or 6.25%) on the first day of each calendar quarter until fully vested, commencing in the fourth quarter of 2004. These shares may not be sold, pledged or otherwise transferred until vested. In the event of (A) a Change of Control, (B) the termination of Mr. Rubenstein’s employment by Hollywood Media without Cause or (C) Mr. Rubenstein’s resignation within 60 days after the occurrence of “Good Reason” (as defined in his employment agreement), any unvested shares shall immediately vest in full. Assuming the occurrence on December 31, 2006 of any of the aforementioned events, Mr. Rubenstein would realize $735,000 in value upon such accelerated vesting, representing the market value of the 175,000 unvested shares at the $4.20 closing price per share as of December 29, 2006.
Laurie S. Silvers — President
     The current employment agreement between Hollywood Media and Laurie S. Silvers, discussed under the caption “Employment Agreements with Named Executive Officers” above, contains termination provisions that are identical to the termination provisions described above for Mr. Rubenstein. Assuming that Ms. Silvers’ employment was terminated by Hollywood Media on December 31, 2006 without Cause or as a result of Ms. Silvers’ disability, Ms. Silvers would be entitled to receive $383,174 in salary through December 31, 2007, the expiration of the then current term and the 12 month period following termination, plus $7,800 in automobile allowance and approximately $11,907 in insurance coverage for termination as a result of disability. Assuming that this agreement was terminated on December 31, 2006 as a result of Ms. Silvers’ death, Ms. Silvers’ estate would be entitled to receive a lump sum payment of $383,174.

     Ms. Silvers’ current employment agreement also contains Change of Control provisions that are identical to the Change of Control provisions described above for Mr. Rubenstein. Assuming the occurrence of a Change of Control on December 31, 2006, Ms. Silvers would be entitled to receive $383,174 in salary for her continued employment through December 31, 2007, the expiration of the then current term. Assuming the occurrence of a Change of Control and the termination of Ms. Silvers’ employment on December 31, 2006 for any of the reasons described for Mr. Rubenstein above, Ms. Silvers would be entitled to receive a lump sum payment of $1,563,936.
     As discussed further under the caption “Employment Agreements with Named Executive Officers” above, pursuant to an amendment made to her employment agreement in 2003, Ms. Silvers earned the same rights to payments of five percent of the future net income of the Hollywood.com Television and Hollywood.com divisions of Hollywood Media, or five percent of the net proceeds from the sale of such divisions, as described for Mr. Rubenstein above. Assuming that Ms. Silvers’ employment was terminated on December 31, 2006, the present value of the potential future payments under Ms. Silvers’ five percent interest after such termination, based on the fair value estimate and factoring in a minority interest discount of 10%, is estimated at approximately $1,267,056.
     Pursuant to an amendment made to her employment agreement in 2004, Ms. Silvers was granted 400,000 shares of restricted common stock of Hollywood Media on the same terms as the shares issued to Mr. Rubenstein (described above). Assuming the occurrence on December 31, 2006 of any of the acceleration events described for Mr. Rubenstein above, Ms. Silvers would realize $735,000 in value upon the accelerated vesting of the unvested portion of such restricted shares, representing the market value of the 175,000 unvested shares at the $4.20 closing price per share as of December 29, 2006.
Scott Gomez — Chief Accounting Officer
     Pursuant to the current employment agreement between Hollywood Media and Scott Gomez, discussed under the caption “Employment Agreements with Named Executive Officers” above, in the event of the termination of Mr. Gomez’s employment by Hollywood Media without “Cause” or by Mr. Gomez for “Good Reason” (as such terms are defined in the employment agreement) at any time prior to April 13, 2010, Mr. Gomez will be entitled to receive any bonuses earned as of the date of termination as well as payment of his base salary for the shorter of two years or the remainder of his employment period (the “Termination Payments”). Hollywood Media has the right, in its sole discretion, to pay all or any portion of the Termination Payments in registered shares of its common stock; provided, that Hollywood Media will guarantee the net proceeds from sales of such shares by Mr. Gomez within 180 days of issuance. Assuming that this agreement was terminated on December 31, 2006 without Cause or for Good Reason, Mr. Gomez would be entitled to receive $460,890 in aggregate salary payments through December 31, 2008, the expiration of the two year period following termination.
     Under Mr. Gomez’s current employment agreement, if a “Change of Control” (as defined in the employment agreement) occurs during the term of employment, then Mr. Gomez will be entitled to receive a cash payment equal to the salary and annual bonuses payable to Mr. Gomez under the agreement for the two year period following the date of such Change of Control (the “Change of Control Payment”), with 50% of the Change of Control Payment payable upon the date of the Change of Control and 50% of the Change of Control Payment to be held in an interest bearing account and paid to Mr. Gomez six months after the date of the Change of Control. As a condition to receiving the second 50% of the Change of Control Payment, Mr. Gomez shall continue his employment during a transition period of at least six months following the date of the Change of Control irrespective of the length of time remaining on the term of the agreement (the “Transition Period”); provided, that the Transition Period may be extended by Hollywood Media up to an additional six months. During the Transition Period and any extension thereof, the base salary payable to Mr. Gomez in accordance with the terms of the employment agreement shall be increased by 50%. If Mr. Gomez’s employment is terminated without Cause or for Good Reason during the Transition Period, Mr. Gomez would be entitled to receive, in lieu of the Termination Payments described above, a lump sum payment equal to (a) any unpaid portion of the Change of Control Payment (plus accrued interest) plus (b) the unpaid portion of the aggregate increased base salary that would have been payable to him during the Transition Period if such termination had not occurred. Assuming the occurrence of a Change of Control on December 31, 2006, Mr. Gomez would be entitled to receive (i) a Change of Control Payment of $510,890, with $255,455 payable on December 31, 2006 and $255,455 (plus accrued interest) payable on June 30, 2007, and (ii) at a minimum, an increased salary of $156,780 payable over the first six months of the Transition Period. Assuming further that Mr. Gomez’s employment was terminated without Cause or for Good Reason immediately following the Change of Control on December 31, 2006, he would be entitled to receive a lump sum payment of $667,670 (in lieu of the payments described in the preceding sentence or any Termination Payments).
     Finally, if a Change of Control occurs within six months after the termination of the employment agreement without Cause or for Good Reason (or within 12 months of such termination if, prior to such termination, Hollywood Media was involved in documented negotiations that resulted in such Change of Control), then Mr. Gomez shall be entitled to receive, in lieu of receiving any additional Termination Payments as described above, a lump sum payment equal to (A) the Change of Control Payment plus (B) the aggregate increased base salary that would have been payable to him during the Transition Period if such termination had not occurred minus (C) any Termination Payments paid to Mr. Gomez prior to the date of the Change of Control. Assuming the occurrence of a Change of Control on December 31, 2006, Mr. Gomez would be entitled to receive a lump sum payment of $667,670.

Director Compensation
     The following table sets forth information regarding the compensation received by each of Hollywood Media’s directors during 2006:

						Change in Pension
						Value and
						Non-Qualified
					Non-Equity	Deferred
	Fees Earned or Paid				Incentive Plan	Compensation	All Other
Name	in Cash	Stock Awards	Option Awards		Compensation	Earnings	Compensation	Total
Mitchell Rubenstein, Chairman	—	—	—		—	—	—	—
Laurie S. Silvers, Vice Chairman	—	—	—		—	—	—	—
Harry T. Hoffman	$12,500	—	$49,200	(1)	—	—	—	$61,700
Robert E. McAllan	$12,500	—	$49,200	(1)	—	—	—	$61,700
Deborah J. Simon	$3,500	—	$49,200	(1)	—	—	—	$52,700
Ira A. Rosenberg	$9,500	—	$49,200	(1)	—	—	—	$58,700

(1)	Represents the grant date fair value of the 15,000 options granted to the director on June 8, 2006, with an exercise price of $4.14 per share, using the Black-Scholes option valuation model (which uses various assumptions in the calculation of the fair value).
Retainer and Meeting Fees
     Directors of Hollywood Media who are neither employees nor consultants (“non-employee directors”) are compensated at the rate of $2,500 for each meeting of the Board of Directors attended in person, $500 for each meeting of the Board attended by telephone, and $500 for each committee meeting attended. Directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings.
Directors Stock Option Plan
     Hollywood Media’s shareholder-approved Directors Stock Option Plan (the “Directors Plan”) provides for automatic grants of stock options to each non-employee director, as follows: (1) an initial grant of an option to purchase 15,000 shares of common stock at the time such person first becomes appointed to the Board, and (2) an annual grant of an option to purchase 15,000 shares of common stock on the date of each annual meeting of Hollywood Media’s shareholders at which the director is reelected. A total of 300,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Plan. As of December 31, 2006, there were an aggregate of 19,057 options available for future grant under the Directors Plan.
     The exercise price per share of any option granted under the Directors Plan is the “Fair Market Value” per share of common stock (based on the prevailing stock market price per share of common stock, as defined in the Directors Plan) on the date preceding the date the option is granted. These options become exercisable six months after the date of grant and expire ten years after the date of grant, subject to earlier termination upon certain conditions as provided in the plan. The Board of Directors, in its discretion, may cancel all options granted under the Directors Plan that remain unexercised on the date of consummation of certain corporate transactions described in the Directors Plan. No grants may be made under the Directors Plan after July 1, 2008 unless the plan is extended.
Compensation Committee Interlocks and Insider Participation.
     The current members of Hollywood Media’s Compensation Committee are Harry T. Hoffman, Deborah J. Simon and Ira A. Rosenberg. No member of the Compensation Committee was at any time during the 2006 fiscal year or at any other time an officer or employee of Hollywood Media.
Compensation Committee Report
     Hollywood Media’s Compensation Committee has reviewed and discussed the above “Compensation Discussion and Analysis” with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
Harry T. Hoffman
Deborah J. Simon
Ira A. Rosenberg

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth certain information regarding the beneficial ownership of common stock of Hollywood Media as of April 15, 2007 (or other date as indicated in the footnotes below) by:
•	each person or group known by Hollywood Media to beneficially own more than 5% of the outstanding shares of common stock of Hollywood Media;

•	each director of Hollywood Media;

•	each executive officer of Hollywood Media; and

•	all of the current directors and executive officers of Hollywood Media as a group.

Name and Address	Number of Shares
of Beneficial Owner (1)	Beneficially Owned (2)		Percent of Class (2)
CCM Master Qualified Fund, Ltd.	3,272,292	(3)	9.73%
Gruber and McBaine Capital Management, LLC	3,243,357	(4)	9.65%
S.A.C. Capital Advisors, LLC	2,570,800	(5)	7.65%
033 Asset Management, LLC	2,231,294	(6)	6.59%
Mitchell Rubenstein and Laurie S. Silvers	1,329,079	(7)	3.94%
Deborah J. Simon	103,419	(8)	*
Robert E. McAllan	81,843	(9)	*
Harry T. Hoffman	83,254	(10)	*
Scott Gomez	57,535	(11)	*
Ira A. Rosenberg	32,000	(12)	*
All directors and executive officers of Hollywood Media as a group (7 persons)	1,687,130	(13)	4.95%

*	Less than 1%

(1)	Except as otherwise noted in the footnotes below, the address of each beneficial owner is in care of Hollywood Media Corp., 2255 Glades Road, Boca Raton, Florida 33431.

(2)	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person’s or group’s ownership is deemed to include any shares of common stock that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days are deemed to be outstanding, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Hollywood Media had 33,614,556 outstanding shares of common stock as of April 15, 2007.

(3)	Based on Amendment No. 3 to Schedule 13G filed with the SEC on February 14, 2007, CCM Master Qualified Fund, Ltd., Coghill Capital Management, L.L.C. and Clint D. Coghill have shared voting and shared dispositive power with respect to such shares and may be deemed to beneficially own such shares. The reported business address for these holders is One North Wacker Drive, Suite 4350, Chicago, IL 60606.

(4)	Based on a Schedule 13G filed with the SEC on January 26, 2007, Gruber and McBaine Capital Management, LLC, Jon D. Gruber, J. Patterson McBaine and Eric B. Swergold have shared voting and shared dispositive power with respect to 2,471,765 shares, and each of Jon D. Gruber, J. Patterson McBaine and Eric B. Swergold has sole voting and sole investment power over 534,208, 237,084 and 300 shares, respectively. The reported business address for these holders is 50 Osgood Place, Penthouse, San Francisco, CA 94133.

(5)	Based on Amendment No. 3 to Schedule 13G filed with the SEC on February 14, 2007, S.A.C. Capital Advisors, LLC, S.A.C. Capital Management, LLC, S.A.C. Capital Associates, LLC, and Mr. Steven A. Cohen have shared voting and shared dispositive power with respect to such shares. Each of S.A.C. Capital Advisors, LLC, S.A.C. Capital Management, LLC and Mr. Cohen disclaim beneficial ownership of such shares. The reported address of the principal business office of (i) S.A.C. Capital Advisors, LLC and Mr. Cohen is 72 Cummings Point Road, Stamford, Connecticut 06902, (ii) S.A.C. Capital Management, LLC is 540 Madison Avenue, New York, New York 10022, and (iii) S.A.C. Capital Associates, LLC is P.O. Box 58, Victoria House, The Valley, Anguilla, British West Indies.

(6)	Based on a Schedule 13G filed with the SEC on February 13, 2007, 033 Asset Management, LLC, 033 Growth Partners I, L.P., 033 Growth Partners II, L.P., Oyster Pond Partners, L.P. and 033 Growth International Fund, Ltd. have shared voting and shared dispositive power with respect to such shares, which include 268,818 shares subject to issuance pursuant to exercisable warrants. 033 Asset Management, LLC disclaims beneficial ownership of such shares. The reported business address for 033 Asset Management, LLC is 125 High Street, Suite 1405, Boston, Massachusetts 02110.

(7)	Mr. Rubenstein and Ms. Silvers beneficially own a combined aggregate of 1,197,501 outstanding shares of common stock, 81,000 shares of common stock issuable pursuant to exercisable stock options, and 50,578 shares of common stock issuable pursuant to exercisable warrants. The outstanding shares include 706,434 shares which are owned by Mitchell Rubenstein individually (including 10,507 shares held for his account in Hollywood Media’s 401(k) plan), 460,507 shares which are owned individually by Laurie S. Silvers, his wife (including 10,507 shares held for her account in Hollywood Media’s 401(k) plan), and 36,560 shares held by Mr. Rubenstein and Ms. Silvers jointly as tenants by the entireties.

(8)	Represents 18,165 outstanding shares of common stock, and 85,254 shares of common stock issuable pursuant to exercisable options.

(9)	Represents 1,408 outstanding shares of common stock, and 80,435 shares of common stock issuable pursuant to exercisable options.

(10)	Represents 13,000 outstanding shares of common stock, and 70,254 shares of common stock issuable pursuant to exercisable options.

(11)	Represents 2,535 outstanding shares of common stock held for Mr. Gomez’s account in Hollywood Media’s 401(k) plan, and 55,000 shares of common stock issuable pursuant to exercisable options.

(12)	Represents 2,000 outstanding shares of common stock, and 30,000 shares of common stock issuable pursuant to exercisable options.

(13)	Represents an aggregate of 1,234,609 outstanding shares of common stock and 452,521 shares of common stock issuable pursuant to exercisable options and warrants.

     Securities authorized for issuance under equity compensation plans. The following table sets forth information as of December 31, 2006, regarding compensation plans under which equity securities of Hollywood Media are authorized for issuance, aggregated by “Plan category” as indicated in the table:
EQUITY COMPENSATION PLAN INFORMATION

	AS OF DECEMBER 31, 2006
	Number of		Number of
	securities to be	Weighted average	securities remaining
	issued upon	exercise price per	available for future
	exercise of	share of	issuance under
	outstanding	outstanding	equity
	options, warrants	options, warrants	compensation plans
	and rights	and rights	(1)
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by security holders (2)	1,145,443	$4.45	909,803 (2)
Equity compensation plans not approved by security holders (3)	2,777,036	$4.30	—
Total	3,922,479	$4.29	909,803

(1)	Excluding securities reflected in column “(a).”

(2)	Hollywood Media has four shareholder-approved equity compensation plans: the 2004 Stock Incentive Plan, 2000 Stock Incentive Plan, 1993 Stock Option Plan, and the Directors Stock Option Plan. No additional grants of stock options may be made under the 1993 Stock Option Plan because the period for granting options under that plan expired in July 2003. In addition to stock options, each of the 2004 Stock Incentive Plan and the 2000 Stock Incentive Plan permit the granting of stock awards and other forms of equity compensation and, as of December 31, 2006, the number of shares available for granting additional awards was 699,694 shares under the 2004 Stock Incentive Plan and 191,052 shares under the 2000 Stock Incentive Plan. Additional information about such plans and awards is provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s 2006 Form 10-K filed with the SEC.

(3)	Equity compensation not approved by security holders consists primarily of warrants or other equity purchase rights granted to non-employees of Hollywood Media. Additional information about such equity compensation is provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s 2006 Form 10-K filed with the SEC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Transactions with Related Persons
     Scott Gomez has been an executive officer of Hollywood Media since April 2003. Hollywood Media has employed his father, Jose Gomez, since December 2000 in information systems and business development positions, not as an executive officer, with total 2006 cash compensation (salary and bonus) of $325,277.09. Such employment is currently pursuant to an employment agreement with Hollywood Media entered into in December 13, 2005, as amended on February 7, 2007, which includes, among other things, current salary at an annual rate of $229,500; provided, that for the period from February 1, 2007 through July 31, 2007, Mr. Gomez’s salary has been reduced by fifty percent to an annual rate of $114,750, during which time the services provided by Mr. Gomez have also been curtailed by fifty percent.
Review, Approval or Ratification of Transactions with Related Persons
     The matters disclosed above under the caption “Transactions with Related Persons” are disclosed pursuant to Item 404(a) of SEC Regulation S-K. This paragraph is provided under Item 404(b) of SEC Regulation S-K, to describe Hollywood Media’s policies and procedures for the review, approval, or ratification of transactions required to be reported under Item 404(a) of SEC Regulation S-K. Hollywood Media’s policy is and has been to comply with the requirements of Nasdaq corporate governance rule 4350(h), which requires review and approval of “related party transactions” required to be disclosed pursuant to Item 404 of SEC Regulation S-K, and that such approval be made by the audit committee or another independent body of the board of directors. Hollywood Media’s directors have been made aware of the Nasdaq rule 4350(h) requirements from time to time pursuant to notice provided in written actions of the Board and/or Committees of the Board as well as discussed in Board and/or Committee meetings, and in addition such approval requirements are recognized in the Charter of the Audit Committee; however, as of the date of this Form 10-K/A Hollywood Media has not implemented written policies designating specified procedures or standards for compliance with Nasdaq rule 4350(h). Item 404 transactions are generally reviewed and approved or ratified on a case-by-case basis by a committee of independent directors by meeting or written consent, usually by Hollywood Media’s Audit Committee or Compensation Committee. There are no transactions since the beginning of 2006 required to be reported under paragraph Item 404(a) of SEC Regulation S-K that did not require review, approval or ratification or as to which such approval requirements were not followed.
Director Independence
     Hollywood Media’s Board of Directors consists of six directors. The Board has determined that a majority of the current members of the Board (Harry T. Hoffman, Robert E. McAllan, Deborah J. Simon, and Ira A. Rosenberg) are independent directors of Hollywood Media as defined under the Securities Exchange Act of 1934 and rules thereunder and under the listing rules of the Nasdaq Stock Market. In making this determination, the Board has concluded that none of these independent Board members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Independent Registered Public Accounting Firm’s Fees and Services
     The following table shows fees billed to Hollywood Media by independent registered public accounting firms for each of the two fiscal years ended December 31, 2005 and 2006, respectively, for services rendered in the specified categories indicated below.

Type of Fees	2006	2005
	Kaufman Rossin & Co., P.A.	Kaufman Rossin & Co., P.A.		Ernst & Young LLP
Audit Fees	$969,232	$967,872	*	$167,090	*
Audit-Related Fees	—	—		—
Tax Fees	—	—		—
All Other Fees	—	—		—
Total	$969,232	$967,872		$167,090

*	Kaufman Rossin & Co., P.A. (“Kaufman”) was engaged as Hollywood Media’s principal auditing firm in June 2005. The indicated fees of Ernst & Young LLP (“Ernst”) for 2005 were for Ernst’s SAS 100 review of interim unaudited financial statements for the quarter ended March 31, 2005, which review was conducted prior to Hollywood Media’s engagement of Kaufman, and did not include any audit fees.
     The fee types referenced in the above table, are defined as follows:
     “Audit Fees” are aggregate fees billed by Hollywood Media’s principal auditing firm for professional services for the audit of Hollywood Media’s consolidated financial statements included in its Form 10-K, for the audit of management’s report on its assessment of the effectiveness of Hollywood Media’s internal controls over financial reporting included in its Form 10-K, for review of financial statements included in its Forms 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
     “Audit-Related Fees” are fees billed by Hollywood Media’s principal auditing firm for assurance and related services that are reasonably related to the performance of the audit or review of Hollywood Media’s financial statements. Such services include principally services associated with reports related to regulatory filings, and general accounting and reporting advice.
     “Tax Fees” are fees billed by Hollywood Media’s principal auditing firm for professional services for tax compliance, tax advice, and tax planning.
     “All Other Fees” are fees billed by Hollywood Media’s principal auditing firm for any services not included in the forgoing fee categories.
Audit Committee Pre-Approval Policies and Procedures
     SEC rules require that audit services and permitted non-audit services provided by our principal auditing firm be pre-approved by our Audit Committee. Such rules permit such pre-approval to be given either through explicit approval by the Audit Committee on a case-by-case basis, or pursuant to pre-approval policies and procedures as may be established by the Audit Committee from time to time.
     For the period January 1, 2005 through the date of this Form 10-K/A, the Audit Committee has not adopted pre-approval policies covering such period or future periods. Accordingly, any services provided by our principal auditing firm during the period January 1, 2005 through the date of this Form 10-K/A were approved by the Audit Committee on a case-by-case basis. However, in the future the Audit Committee may adopt pre-approval policies and procedures in accordance with applicable rules.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K*:
•	Reports of Independent Registered Public Accounting Firms*

•	Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005*

•	Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004*

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004*

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004*

•	Notes to Consolidated Financial Statements*

*	Previously filed as an exhibit to this Form 10-K
2. Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.
3. Exhibits
The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

		Location of
Exhibit No.	Description	Exhibit

3.1	Third Amended and Restated Articles of Incorporation	(1)

3.2	Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences, Rights and Limitations of Series E Junior Preferred Stock	(25)

3.3	Amended and Restated Bylaws of Hollywood Media Corp., dated as of September 1, 2006	(2)

4.1	Form of Common Stock Certificate	(3)

4.2	Amended and Restated Rights Agreement dated as of August 23, 1996 between Hollywood Media Corp. (f/k/a Big Entertainment, Inc.) and American Stock Transfer & Trust Company, as Rights Agent	(4)

		Location of
Exhibit No.	Description	Exhibit
4.3	Amendment No. 1, dated as of December 9, 2002, to Amended and Restated Rights Amendment dated as of August 23, 1996 between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(5)

4.4	Amendment No. 2, dated as of September 1, 2006, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended December 9, 2002, between Hollywood Media Corp. and American Stock Transfer & Trust Company	(2)

10.1	Compensatory Plans, Contracts and Arrangements

	(a) Employment Agreement between Hollywood Media Corp. and Mitchell Rubenstein dated as of July 1, 1993	(3)

	(b) Extension and Amendment Agreement between Hollywood Media Corp. and Mitchell Rubenstein entered into as of July 1, 1998	(6)

	(c) Employment Agreement between Hollywood Media Corp. and Laurie S. Silvers dated as of July 1, 1993	(3)

	(d) Extension and Amendment Agreement between Hollywood Media Corp. and Laurie S. Silvers entered into as of July 1, 1998	(6)

	(e) 1993 Stock Option Plan, as amended effective October 1, 1999	(7)

	(f) Directors Stock Option Plan, as amended effective May 1, 2003	(16)

	(g) Form of Indemnification Agreement between Hollywood Media and each of its Directors and Officers	(3)

	(h) 2000 Stock Incentive Plan, as amended October 30, 2003	(17)

	(i) Exchange Agreement dated as of December 14, 2001 between Hollywood Media Corp. and Laurie S. Silvers	(8)

	(j) Exchange Agreement dated as of December 14, 2001 between Hollywood Media Corp. and Mitchell Rubenstein	(8)

	(k) Extension and Amendment Agreement dated as of May 31, 2004 between Hollywood Media Corp. and Mitchell Rubenstein	(22)

	(l) Extension and Amendment Agreement dated as of May 31, 2004 between Hollywood Media Corp. and Laurie S. Silvers	(22)

	(m) Extension and Amendment Agreement dated as of July 1, 2003 between Hollywood Media Corp. and Mitchell Rubenstein	(22)

	(n) Extension and Amendment Agreement dated as of July 1, 2003 between Hollywood Media Corp. and Laurie S. Silvers	(22)

	(o) Hollywood Media Corp. 401(k) Retirement Savings Plan, dated as of September 16, 2004 (the “Plan”); Amendment to the Plan, dated as of September 16, 2004; related Volume Submitter (Cross-Tested Defined Contribution Plan and Trust); EGTRRA Amendment to the Plan and Post-EGTRRA Amendment to the Plan, dated as of September 16, 2004	(23)

	(p) 2004 Stock Incentive Plan	(24)

	(q) Amendment Agreement, dated as of November 15, 2004, to Employment Agreement between Hollywood Media Corp. and Mitchell Rubenstein.	(25)

	(r) Amendment Agreement, dated as of November 15, 2004, to Employment Agreement between Hollywood Media Corp. and Laurie S. Silvers.	(25)

	(s) Amended and Restated Employment Agreement, dated August 9, 2006, by and between Hollywood Media Corp. and Scott Gomez.	(27)

	(t) Amended and Restated Employment Agreement, dated November 8, 2006, by and between Theatre Direct NY, Inc., Broadway.com, Inc., Hollywood Media Corp. and Mr. Matthew Kupchin.	(33)

	(u) Amendment to Hollywood Media Corp. 401(k) Retirement Savings Plan, Dated June 16, 2005.	(28)

	(v) Employment Agreement dated as of July 1, 2005, by and between Hollywood Media Corp. and Nicholas Hall.	(28)

		Location of
Exhibit No.	Description	Exhibit

	(w) Employment Agreement dated as of August 8, 2005, by and among Baseline, Inc., StudioSystems Inc., Hollywood Media Corp. and Rafi Gordon	(28)

	(x) Employment Agreement, dated as of August 8, 2005, by and among Baseline, Inc., StudioSystems Inc., Hollywood Media Corp. and Alex Amin.	(28)

	(y) Employment Agreement dated January 18, 2006, by and among Hollywood Fan Sites, Inc. and Mr. Rajiv Doshi.	(32)

	(z) Employment Agreement, dated as of March 30, 2006, by and among Hollywood Media Corp., Showtimes.com, Inc. and Mr. Brett West.	(34)

	(aa) Employment Agreement, dated June 7, 2006, by and between Screenline Film-und Medieninformations GmbH and Mrs. Paula Kathryn Maracin-Krieg.	(35)

10.2	Common Stock Investment Agreement dated as of August 22, 2000 among Hollywood Media, Elliott Associates, L.P. and Westgate International, L.P.	(9)

10.3	Registration Rights Agreement dated August 22, 2000 among Hollywood Media, Elliott Associates, L.P. and Westgate International, L.P.	(9)

10.4	Common Stock Adjustment Warrant dated August 22, 2000 between Hollywood Media and Elliott Associates, L.P.	(9)

10.5	Common Stock Adjustment Warrant dated August 22, 2000 between Hollywood Media and Westgate International, L.P.	(9)

10.6	Common Stock Purchase Warrant dated August 22, 2000 between Hollywood Media and Elliott Associates, L.P.	(9)

10.7	Common Stock Purchase Warrant dated August 22, 2000 between Hollywood Media and Westgate International, L.P.	(9)

10.8	Purchase Agreement effective as of September 29, 2000 among Hollywood.com, Inc. and the Purchasers named therein	(10)

10.9	Services Agreement dated as of February 9, 2001 between Hollywood Media Corp., and Lakeside Ventures, LLC	(11)

10.10	Securities Purchase Agreement dated as of April 25, 2001 between Hollywood Media Corp., Societe Generale and Velocity Investment Partners, Ltd.	(11)

10.11	Registration Rights Agreement dated as of April 25, 2001 between Hollywood Media Corp., Societe Generale and Velocity Investment Partners, Ltd.	(11)

10.12	“A” Warrant issued to Societe Generale	(11)

10.13	“B” Warrant issued to Societe Generale	(11)

10.14	Investment and Subscription Agreement made and entered into as of September 17, 2001, between Hollywood Media Corp. and Zeke, L.P., a Delaware limited partnership.	(12)

		Location of
Exhibit No.	Description	Exhibit

10.15	Purchase Agreement made as of October 12, 2001, between Broadway.com, Inc., Robert DeVivio and Peter Falconello	(12)

10.16	Transfer and Shareholders Agreement dated January 14, 2002 by and among Baseline Acquisitions Corp., Baseline, Inc., Hollywood Media Corp. and Fountainhead Media Services, Inc.	(13)

10.17	Management Services Agreement as of January 14, 2002 between Hollywood Services, Inc. and Baseline, Inc.	(13)

10.18	Exchange Agreement dated August 28, 2002, among Hollywood Media Corp., Hollywood.com, Inc., Broadway.com, Inc. and Viacom Inc.	(14)

10.19	Securities Purchase Agreement for 6% Senior Convertible Debentures, dated as of May 22, 2002, among Hollywood Media Corp., Federated Kaufman Fund, Portside Growth & Opportunity Fund Ltd., Leonardo, L.P., Carpe Diem Long Short Fund, LLC and Mitchell Rubenstein	(15)

10.20	6% Senior Convertible Debenture Due May 2005 issued by Hollywood Media Corp. as of May 22, 2002	(15)

10.21	Registration Rights Agreement, dated as of May 22, 2002, among Hollywood Media Corp., Federated Kaufman Fund, Portside Growth & Opportunity Fund Ltd., Leonardo, L.P., Carpe Diem Long Short Fund, LLC and Mitchell Rubenstein	(15)

10.22	Warrant issued by Hollywood Media Corp. to purchasers of 6% Senior Convertible Debentures, dated as of May 22, 2002	(15)

10.23	Amended and Restated Partnership Agreement dated as of November 21, 2002 between Hollywood Media Corp. and Dr. Martin H. Greenberg	(18)

10.24	Indemnification Agreement for Surety Bonds dated as of May 7, 2003, by and between Hollywood Media Corp., and Mitchell Rubenstein and Laurie Silvers.	(19)

10.25	Securities Purchase Agreement dated as of February 9, 2004, among Hollywood Media Corp. and the investors signatory thereto	(20)

10.26	Registration Rights Agreement dated as of February 9, 2004, among Hollywood Media Corp. and the investors signatory thereto	(20)

10.27	Form of Warrant issued to purchasers pursuant to Securities Purchase Agreement dated February 9, 2004.	(20)

10.28	Warrant issued to placement agent in connection with Securities Purchase Agreement dated February 9, 2004.	(20)

10.29	Agreement dated as of January 7, 2004 between Fountainhead Media Services, Inc. and Hollywood Media Corp., providing for the satisfaction of Fountainhead’s promissory note to Hollywood Media in exchange for Fountainhead’s shares of common stock of Baseline Acquisitions Corp.	(21)

		Location of
Exhibit No.	Description	Exhibit
10.30	Agreement and Plan of Merger dated as of June 14, 2004, by and among Studio Systems, Inc., Hollywood Media Corp., SSI Acquisition Sub, Inc. and SSI Investments LLC	(22)

10.31	Asset Purchase Agreement dated as of June 15, 2004, by and between Merchant Internet Group, Inc., Showtimes.Com, Inc., and Hollywood Media Corp.	(22)

10.32	Amendment to Debenture Agreement, dated as of September 29, 2004, by and between Hollywood Media Corp. and Portside Growth & Opportunity Fund Ltd.	(25)

10.33	Amended and Restated 6% Senior Convertible Debenture Due May 22, 2006 issued by Hollywood Media Corp. to Portside Growth & Opportunity Fund Ltd., dated October 15, 2004.	(25)

10.34	Warrant No. W-A-5 dated as of August 31, 2004 issued to CD Investment Partners, Ltd. in replacement of Warrant No. W-A-4.	(25)

10.35	Agreement to Convert Debenture, dated as of August 30, 2004, by and between Hollywood Media Corp. and Leonardo, L.P.	(25)

10.36	Conversion Notice, dated September 28, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by Leonardo, L.P.	(25)

10.37	Agreement to Convert Debenture, dated as of August 31, 2004, by and between Hollywood Media Corp. and CD Investment Partners, Ltd.	(25)

10.38	Conversion Notice, dated September 30, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by CD Investment Partners, Ltd.	(25)

10.39	Conversion Notice, dated August 20, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by Federated Kaufmann Fund	(25)

10.40	Conversion Notice, dated August 20, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by Mitchell Rubenstein and Laurie Silvers	(25)

10.41	Financial commitment letter dated March 28, 2005 made by Mitchell Rubenstein and Laurie Silvers in favor of Hollywood Media Corp.	(26)

10.42	Letter agreement dated August 5, 2005 extending term of Financial Commitment Letter dated March 28, 2005 made by Mitchell Rubenstein and Laurie Silvers in Favor of Hollywood Media Corp.	(28)

10.44	Agreement for the Sale and Purchase of UK Theatres Online Limited and other Companies, dated November 22, 2005, by and among Cinemasource UK Limited, Jeffrey Spector and the other shareholders party thereto.	(29)

10.45	Agreement for the Sale and Purchase of Cinemasonline Limited, dated November 22, 2005, by and between Mitchell Clifford Cartwright and Cinemasource UK Limited.	(29)

10.46	Note Purchase Agreement, dated as of November 22, 2005, by and among Hollywood Media and each of the Purchasers, including the forms of Notes and Warrants issued to the Purchasers and the form of registration rights agreement.	(29)

		Location of
Exhibit No.	Description	Exhibit

10.47	Registration Rights Agreement dated November 23, 2005 by and among Hollywood Media Corp. and the investors signatory thereto.	(30)

10.48	Letter agreements dated March 15, 2006, by and between Hollywood Media Corp. and each of the holders of its 8% Senior Unsecured Notes dated November 23, 2005.	(31)

10.49	Form of Common Stock Purchase Warrants dated March 15, 2006, issued to the Holders of Hollywood Media Corp.’s 8% Senior Unsecured Notes dated November 23, 2005.	(31)

10.50	Asset Purchase Agreement, dated January 18, 2006, by and among Hollywood Media Corp., Hollywood Fan Sites, Inc., eFanGuide, Inc. and each of the Shareholders of eFanGuide, Inc.	(32)

10.51	Asset Purchase Agreement, dated January 31, 2006, by and among Hollywood Media Corp., Hollywood Fan Sites, Inc., Prosperity Plus, Inc. and the sole shareholder of Prosperity Plus, Inc.	(32)

10.52	Sale and Purchase Agreement, dated June 7, 2006, regarding the purchase of all Shares in Screenline Film-und Medieninformations GmbH by Hollywood Media Corp.	(35)

10.53	Stock Purchase Agreement, dated as of August 25, 2006, by and between The New York Times Company and Hollywood Media Corp.	(36)

10.54	Asset Purchase Agreement, dated as of February 1, 2007, by and among Theatre Direct NY, Inc., Showtix LLC and each of the members of Showtix LLC.	(37)

21	Subsidiaries of Hollywood Media	*

23.1	Consent of Kaufman, Rossin & Co., P.A. Independent Registered Public Accounting Firm	*

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	*

31.1	Certification of Chief Executive Officer (Section 302)	*

31.2	Certification of Vice President of Finance and Accounting (Principal financial and accounting officer) (Section 302)	*

31.3	Certification of Chief Executive Officer (Section 302)	**

31.4	Certification of Vice President of Finance and Accounting (Principal financial and accounting officer) (Section 302)	**

32.1	Certification of Chief Executive Officer (Section 906)	*

32.2	Certification of Vice President of Finance and Accounting (Principal financial and accounting officer) (Section 906)	*

*	Previously filed as an exhibit to this Form 10-K

**	Filed herewith as an exhibit to this Form 10-K/A Amendment No. 1 to Form 10-K

(1)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on September 5, 2006.

(3)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form SB-2 (No. 33-69294).

(4)	Incorporated by reference from exhibit 1 to Hollywood Media’s Current Report on Form 8-K filed on October 20, 1999.

(5)	Incorporated by reference from the exhibit to Hollywood Media’s Current Report on Form 8-K filed on December 10, 2002.

(6)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(7)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on August 29, 2000.

(10)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on October 5, 2000.

(11)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q/A for quarter ended March 31, 2001.

(12)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(13)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2001.

(14)	Incorporated by reference from the exhibit to Hollywood Media’s Current Report on Form 8-K filed on August 28, 2002

(15)	Incorporated by reference from the exhibit to Hollywood Media’s Current Report on Form 8-K filed on May 23, 2002

(16)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.

(17)	Incorporated by reference from Appendix C to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.

(18)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.

(19)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(20)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on February 17, 2004.

(21)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(22)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(23)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on September 17, 2004.

(24)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 4, 2004 for its 2004 Annual Meeting of Shareholders.

(25)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(26)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.

(27)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(28)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(29)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on November 28, 2005.

(30)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form S-3 (No. 333-130903).

(31)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on March 16, 2006.

(32)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on February 6, 2006.

(33)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(34)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2005.

(35)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on June 13, 2006.

(36)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on August 28, 2006.

(37)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on February 6, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: April 30, 2007	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 30, 2007	/s/ Mitchell Rubenstein

Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date:	April 30, 2007	/s/ Laurie S. Silvers

Laurie S. Silvers, Vice Chairman of the Board, President and Secretary

Date:	April 30, 2007	/s/ Scott Gomez

Scott Gomez, Chief Accounting Officer (Principal financial and accounting officer)

Date:	April 30, 2007	/s/ Harry T. Hoffman

Harry T. Hoffman, Director

Date:	April 30, 2007	/s/ Deborah J. Simon

Deborah J. Simon, Director

Date:	April 30, 2007	/s/ Robert E. McAllan

Robert E. McAllan, Director

Date:	April 30, 2007	/s/ Ira A. Rosenberg

Ira A. Rosenberg, Director