Form 10-Q
period 2007-03-31
HOLLYWOOD MEDIA CORP
filed 2007-05-10
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes            ☐       No ☑
As of May 3, 2006, there were 33,628,667 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,681,951	$27,448,649
Receivables, net	3,686,132	4,161,240
Inventories held for sale	5,879,860	3,374,127
Deferred ticket costs	21,201,855	15,273,324
Prepaid expenses	2,608,026	2,453,424
Other receivables	3,160,997	2,603,416
Other current assets	2,984,339	3,031,344
Restricted cash	—	90,000

Total current assets	60,203,160	58,435,524

PROPERTY AND EQUIPMENT, net	2,137,336	2,052,679
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	282,886	282,714
INTANGIBLE ASSETS, net	1,823,673	1,918,369
GOODWILL	39,566,913	37,208,470
OTHER ASSETS	175,341	111,848

TOTAL ASSETS	$104,189,309	$100,009,604

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,932,206	$3,237,844
Accrued expenses and other	5,917,182	6,768,578
Deferred revenue	30,031,454	23,834,217
Customer deposits	1,908,246	1,775,713
Current portion of capital lease obligations	59,963	63,411
Senior unsecured notes, net	6,733,382	6,375,399

Total current liabilities	48,582,433	42,055,162

DEFERRED REVENUE	536,263	662,993
CAPITAL LEASE OBLIGATIONS, less current portion	74,376	43,542
MINORITY INTEREST	38,822	62,040
OTHER DEFERRED LIABILITY	140,036	62,986
DERIVATIVE LIABILITY	—	1,423,464

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 33,614,555 and 33,476,530 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	336,146	334,765
Additional paid-in capital	314,115,069	311,210,796
Accumulated deficit	(259,633,836)	(255,846,144)

Total shareholders’ equity	54,817,379	55,699,417

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$104,189,309	$100,009,604

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2007	2006
NET REVENUES
Ticketing	$24,033,943	$18,445,655
Other	4,336,414	4,097,120

	28,370,357	22,542,775

OPERATING COSTS AND EXPENSES
Cost of revenues — ticketing	20,211,876	14,746,953
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	1,955,785	1,685,084
Selling, general and administrative	4,266,354	3,997,903
Payroll and benefits	4,328,773	3,708,771
Depreciation and amortization	476,199	513,668

Total operating costs and expenses	31,238,987	24,652,379

Loss from operations	(2,868,630)	(2,109,604)

EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES	204	1,705

OTHER INCOME (EXPENSE):
Interest, net	(181,671)	(624,266)
Change in derivative liability	—	(240,000)
Other, net	(20,010)	(25,168)

Loss from continuing operations before minority interest	(3,070,107)	(2,997,333)

MINORITY INTEREST IN LOSSES OF SUBSIDIARIES	9,988	11,890

Loss from continuing operations, net of tax	(3,060,119)	(2,985,443)

Income (loss) from discontinued operations	—	283,271

Net loss	$(3,060,119)	$(2,702,172)

Basic and diluted income (loss) per common share
Continuing operations	$(0.09)	$(0.09)
Discontinued operations	(0.00)	0.01

Total basic and diluted net income (loss) per share	$(0.09)	$(0.08)

Weighted average common and common equivalent shares
Outstanding — basic and diluted	33,257,107	32,323,946

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,060,119)	$(2,702,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	—	(283,271)
Depreciation and amortization	476,199	513,668
Interest paid in stock	—	15,123
Amortization of discount and beneficial conversion feature on convertible debentures	—	35,444
Change in derivative liability	—	240,000
Amortization of debt issuance costs	—	109,032
Amortization of discount on senior unsecured notes	357,983	341,174
Amortization of deferred financing costs	—	2,721
Equity in earnings of unconsolidated investees, net of return of invested capital	(172)	270,250
Stock option expense	42,741	46,467
Compensation expense on employee stock issuances	118,697	68,500
Amortization of deferred compensation costs	162,500	162,500
Provision for bad debts	174,918	278,450
Minority interest in earnings of subsidiaries, net of distributions to minority owners	(23,218)	(11,890)
Changes in assets and liabilities:
Receivables	300,190	(339,685)
Inventories held for sale	(2,505,733)	(1,409,750)
Deferred ticket costs	(5,928,531)	(5,655,870)
Prepaid expenses	(143,018)	155,807
Other receivables	(181,481)	(766,372)
Other current assets	47,005	(858)
Other assets	(63,493)	15,161
Accounts payable	628,894	559,722
Accrued expenses and other	(619,984)	245,403
Deferred revenue	6,070,507	6,203,364
Customer deposits	132,533	(135,585)
Other deferred liability	77,050	(1,622)

Net cash used in operating activities — continuing operations	(3,936,532)	(2,044,289)
Net cash provided by discontinued operations	—	438,057

Net cash used in operating activities	(3,936,532)	(1,606,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(329,339)	(337,617)
Acquisition of businesses, net of cash acquired	(2,680,659)	13,062
Acquisition of intangible assets	(81,283)	(130,517)
Proceeds from property and equipment sales	13,849	—
Restricted cash	90,000	(90,000)

Net cash used in investing activities — continuing operations	(2,987,432)	(545,072)
Net cash used in investing activities — discontinued operations	—	(74,988)

Net cash used in investing activities	(2,987,432)	(620,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from exercise of stock options	173,803	368
Proceeds received from exercise of warrants, net	—	18,403
Payments under capital lease obligations	(16,537)	(13,981)

Net cash provided by financing activities — continuing operations	157,266	4,790
Net cash used in financing activities — discontinued operations	—	(9,979)

Net cash provided by (used in) financing activities	157,266	(5,189)

Net decrease in cash and cash equivalents	(6,766,698)	(2,231,481)

CASH AND CASH EQUIVALENTS, beginning of period	27,448,649	6,926,313

CASH AND CASH EQUIVALENTS, end of period	$20,681,951	$4,694,832

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$146,429	$206,122

Taxes paid	$550,754	$870

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) BASIS OF PRESENTATION AND CONSOLIDATION:
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s financial position and results of operations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.
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
     Loss Per Common Share
     Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” (“SFAS No. 128”) issued by the Financial Accounting Standards Board (“FASB”) requires companies to present basic and diluted earnings per share (“EPS”). Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.
     Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 5,461,560 and 6,467,908 at March 31, 2007 and 2006, respectively, were excluded from the calculation of diluted loss per share for the three months ended March 31, 2007 and 2006, respectively, because their impact was anti-dilutive to the loss from continuing operations. Non-vested shares relating to outstanding options and warrants are not included in the basic calculation until vesting occurs. There were 300,000 and 500,000 unvested shares as of March 31, 2007 and 2006, respectively.
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
     Receivables
     Receivables consist of amounts due from: customers who have advertised on Hollywood Media’s websites and other media; MovieTickets.com for commissions due for ad sales on the MovieTickets.com website; customers who have licensed content from Hollywood Media’s syndication businesses; and customers who have purchased live theater tickets and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable.
     Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance includes all receivables 180 days overdue, and other receivables if estimated to be uncollectible. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,231,674 and $1,198,370 at March 31, 2007 and December 31, 2006, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

     Ticketing Revenue Recognition
     Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational organizations. Proceeds from these sales received in advance of the corresponding performance activity are included in “Deferred Revenue” in the accompanying condensed consolidated balance sheet at the time of receipt, and are recognized as revenue in the period the performance of the show occurs.
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
     In July 2000, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Hollywood Media’s existing accounting policies conform to the EITF consensus. Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in the accompanying condensed consolidated statements of operations. Hotel revenues packages and vouchers sold for New York restaurants are reported on a net basis in the accompanying condensed consolidated statements of operations.
     Segment Information
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosure regarding Hollywood Media’s business segments is contained in Note 7.

     Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities the option to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of SFAS No. 159 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact this statement will have on its consolidated financial statements.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     We adopted the FIN 48, effective January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.
(3) DISCONTINUED OPERATIONS
     On August 25, 2006, Hollywood Media sold to a third party all of the outstanding capital stock of its wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000, subject to a potential post-closing adjustment described below. As per the purchase agreement, $3,500,000 of the purchase price is being held in escrow for twelve months following the closing to cover potential indemnification claims, if any, made by the third party. As of March 31, 2007 and to date, Hollywood Media is not aware of any claim against the escrow and estimates that the full amount of the escrow, net of costs of $700,000 for certain bonuses due to the former Division Heads, will be released after the one-year period is over as per the terms of the Purchase Agreement. The net amount of $2,800,000 of escrow, as well as $71,621and $34,926 in interest are included in other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2007 and December 31, 2006, respectively.
     Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company’s condensed consolidated statement of operations for the three months ended March 31, 2006 reflects the discontinued operations.
     The net income (loss) from discontinued operations has been classified in the accompanying condensed consolidated statements of operations as “Income (loss) from Discontinued operations, net of tax.” There was no impact on income from discontinued operations for the three months ended March 31, 2007. Summarized results of discontinued operations for the three months ended March 31, 2006 were as follows:

2006
Operating revenue	$1,412,563

Income from discontinued operations	$283,271

(4) ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:
Showtix Acquisition
     On February 1, 2007, Hollywood Media through its wholly-owned subsidiary Theatre Direct NY, Inc. (“Theatre Direct”) entered into a definitive asset purchase agreement with Showtix LLC (“Showtix”) and each of its members for the acquisition by Theatre Direct of substantially all of the assets of Showtix. Showtix is a full service, licensed group ticketing sales agency that sells tickets for Broadway and Off-Broadway theatrical performances. The acquisition was completed and closed on February 1, 2007. The aggregate purchase consideration was $2,685,483, including $2,600,000 in cash and $85,483 of acquisition costs. In addition, Showtix is also entitled to receive up to $370,000 in cash earn-outs as defined in the agreement. A reconciliation of the purchase price is provided below:

Purchase consideration	$2,685,483

Cash acquired	4,824
Accounts receivable	376,100
Prepaid	11,584

Total assets	$392,508

Current liabilities	$(65,468)

Total liabilities	$(65,468)

NET ASSETS	$327,040

Excess of the purchase consideration over fair value of net assets acquired (included in ticketing segment)	$2,358,443

     The excess of the purchase consideration over the fair value of net assets has been classified preliminarily in goodwill in the accompanying consolidated balance sheet as of March 31, 2007. The allocation of purchase price is pending valuation from third party experts which is expected to be finalized during 2007.
     The results of operations of Showtix have been included in Hollywood Media’s results of operations since the date of acquisition (February 1, 2007). The following are Hollywood Media’s pro forma results for the three months ended March 31, 2007 and 2006 assuming that the acquisition had occurred on the first day of each period presented:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Proforma net sales	$29,106,662	$25,715,836

Proforma net loss	$(3,078,420)	$(2,644,111)

Proforma net loss per share	$(0.09)	$(0.08)

Proforma weighted average common and common equivalent shares	$33,257,107	$32,323,946
(5) DEBT:
     Senior Unsecured Notes
     On November 23, 2005, Hollywood Media issued and sold $7,000,000 aggregate principal amount of its Senior Unsecured Notes (the “Senior Notes”) for aggregate gross cash proceeds of $7,000,000. The notes carry an 8% interest rate and an initial 12 month term, on which interest is payable in quarterly installments commencing December 31, 2005. The principal is payable in cash or, at Hollywood Media’s option, in shares of Hollywood Media’s common stock valued on a per share basis at a 5% discount from the 20-day volume-weighted average market price per share of the common stock (“VWAP”) as of the payment date, subject to certain conditions to such option including but not limited to the requirement that the shares be registered for resale. Hollywood Media’s proceeds related to the issuance, net of issuance costs, was $6,595,690. The holders of the Senior Notes also received warrants (the “Warrants”) to purchase 700,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share. In March 2006, Hollywood Media exercised its option under the terms of the Senior Notes to extend the maturity date of the Senior Notes to May 23, 2007 in exchange for the delivery of additional five-year Warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock with exercise price per share at $4.29. The Senior Notes are not convertible at the option of the holders.
     Upon issuance, Hollywood Media recognized the value attributable to the 700,000 issued Warrants in the amount of $1,865,037 as a discount against the Senior Notes. The Company valued the Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.45%, an expected volatility of 69.4% and a five year life; the fair value of the Warrants was determined to be $2.66 per share. Additional discount of $286,000 was recorded in conjunction with the 100,000 extension Warrants issued in March of 2006. The Company valued the additional Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.73%, an expected volatility of 64.2% and an approximate five year life; the fair value of the Warrants was determined to be $2.86 per share. The debt discount attributed to the value of the Warrants issued is being amortized over the life of the Senior Notes as interest expense using the effective yield method. The Company amortized the Senior Notes debt discount attributed to the value of the Warrants of $357,983 and $341,174 for the three months ending March 31, 2007 and March 31, 2006, respectively. As of March 31, 2007 and December 31, 2006, $266,618 and $624,601 of unamortized discount on the Senior Notes was reducing the face amount of the Senior Notes, and is being amortized to interest expense over the remaining term of the outstanding debt.
     The fair value of the Warrants were recorded as a derivative liability in previous periods. The liability was accounted for as a derivative under the applicable standards due to the registration rights and potential net cash settlement of amounts due to Warrant holders. In accordance with FASB Staff Position No. EITF 00-19-2 (“EITF 00-19-2”), effective January 1, 2007, the derivative liability of $1,423,464 was eliminated through an increase in additional paid-in-capital of $2,151,037, representing the original derivative liability, and an increase in the accumulated deficit of $727,573, representing the change in fair value from previous periods.
     Registration Payment Arrangement
     As required by the registration rights agreement entered into in connection with the Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants that was declared effective by the SEC on March 3, 2006, and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effectiveness date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act. If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”), Hollywood Media is required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period. As of March 31, 2007, none of the Warrants have been exercised and no Warrant shares have been issued.
     In accordance with EITF 00-19-2, Hollywood Media is required to calculate the maximum potential amount of consideration payable pursuant to registration payment arrangements, even if the likelihood of payments under such arrangements is remote. EITF 00-19-2 is applicable to financial statements issued for fiscal years beginning after December 15, 2006 and any interim periods therein. Assuming for purposes of this calculation that (i) all of the Warrants were exercised on March 31, 2007, (ii) the Warrant shares issued upon such exercise are available for resale under Rule 144(k) on March 31, 2009, (iii) the registration statement ceased to be effective on March 31, 2007 and does not become effective again before March 31, 2009, the remainder of the required registration period, and (iv) that there are no applicable defenses or limitations at law, the maximum potential amount of consideration payable by Hollywood Media to the holders of Warrant shares would be $1,475,000. Management does not believe that any material payments are likely under this registration payment arrangement.

(6) COMMON STOCK:
During The Three Months Ended March 31, 2007:
•	On January 4, 2007, Hollywood Media issued 20,101 shares of common stock valued at $4.20 per share, which was the closing price of Hollywood Media common stock on the trading date prior to the January 1, 2007 date of grant, in payment of $84,422 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On January 22, 2007, Hollywood Media issued 1,000 shares of common stock valued at $1,490, pursuant to the exercise of an employee stock option with an exercise price of $1.49 per share.

•	On January 29, 2007, Hollywood Media issued 500 shares of common stock valued at $750, pursuant to the exercise of an employee stock option with an exercise price of $1.50 per share.

•	On January 30, 2007, Hollywood Media issued 8,300 shares of common stock valued at $4.13 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the January 10, 2007 date of grant, in payment of $34,275 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On February 9, 2007, Hollywood Media issued 31,250 shares of common stock valued at $108,125, pursuant to the exercise of an employee stock option with an exercise price of $3.46 per share.

•	On February 9, 2007, Hollywood Media issued 59,257 shares of common stock valued as of the December 29, 2006 closing share price of $4.20, or $248,876, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2006.

•	On February 21, 2007, Hollywood Media issued 1,992 shares of common stock valued as of the average of the ten days closing prices prior to the issuance date, or $4.02 per share, in payment of the $8,000 purchase price for the acquisition of intangible assets.

•	On March 19, 2007, Hollywood Media issued 15,625 shares of Hollywood Media common stock valued at $63,437.50, pursuant to the exercise of an employee stock option with an exercise price of $4.06 per share.
During The Three Months Ended March 31, 2006:
•	On January 11, 2006, Hollywood Media issued 3,682 shares of common stock in payment of $15,123 of interest on the Debentures for the period October 1, 2005 through December 31, 2005. The number of shares issued was calculated using a price of $4.11 per share, which in accordance with the terms of the Debentures is the amount equal to

95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding January 1, 2006.

•	On January 18, 2006, Hollywood Media issued 50,930 shares of common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, in payment of the $216,500 purchase price for the acquisition of eFanGuide, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.

•	On January 18, 2006, Hollywood Media issued 16,114 shares of common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, in payment of $68,500 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On January 31, 2006, Hollywood Media issued 69,349 shares of common stock valued using the average closing price on the ten trading days prior to the issuance date, or $4.33 per share, in payment of the $300,000 stock component of the purchase price for the acquisition of Prosperity Plus, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.

•	On March 1, 2006, Hollywood Media issued 44,028 shares of common stock valued as of the December 31, 2005 closing share price of $4.31, or $189,760, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2005.

•	On March 29, 2006, Hollywood Media issued 375 shares of common stock valued at $367, pursuant to the exercise of an employee stock option with an exercise price of $0.98 per share.
(7) SEGMENT REPORTING:
     Hollywood Media’s reportable segments are Broadway Ticketing, Data Business, Ad Sales, Intellectual Properties, Cable TV and Other. The Broadway ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London’s West End, and hotel and restaurant packages, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and consumers. The Data Business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), ExhibitorAds (which creates exhibitor paid directory ads for insertion in newspapers around the country and provides other exhibitor marketing services) and previously included Baseline/StudioSystems (which generated licensing fees for informational database with customers including movie studios, movie and TV production companies and professionals in the feature film and television industry and web portals) until Baseline/StudioSystems was sold to The New York Times Company on August 25, 2006. The Ad Sales segment sells advertising on Hollywood.com and Broadway.com and, through CinemasOnline, sells advertising on cinema and live theatre websites in the U.K. and Ireland. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. Cable TV comprises Hollywood.com Television and Broadway.com Television which offer interactive entertainment and information with on-demand video content to subscribers in certain cable TV systems of the distributing cable operators including Cablevision Systems, Cox Communications, Comcast, Insight Communications, Charter, Bresnan and Mediacom. The Other segment is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses such as audit fees, proxy costs, insurance, centralized information technology, and includes consulting fees and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media and its Independent Registered Public Accounting Firm to make an assessment of and report on internal control over financial reporting.
     Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.
     The following table provides summary financial information regarding Hollywood Media’s reportable segments.

	Three Months Ended March 31,
	(unaudited)
	2007	2006
Net Revenues:
Broadway Ticketing	$24,033,943	$18,445,655
Data Business	1,648,721	1,525,438
Ad Sales	2,413,065	2,280,873
Intellectual Properties	196,453	285,809
Cable TV	78,175	5,000
Other	—	—

	$28,370,357	$22,542,775

Operating Income (Loss):
Broadway Ticketing	$388,921	$835,859
Data Business	532,995	607,188
Ad Sales	(582,494)	(418,742)
Intellectual Properties	(22,715)	24,488
Cable TV	(134,357)	(154,062)
Other	(3,050,980)	(3,004,335)

	$(2,868,630)	$(2,109,604)

Capital Expenditures
Broadway Ticketing	$55,185	$186,610
Data Business	3,678	3,705
Ad Sales	191,072	58,388
Intellectual Properties	—	—
Cable TV	—	—
Other	79,404	88,914

	$329,339	$337,617

Depreciation and Amortization Expense:
Broadway Ticketing	$64,025	$68,866
Data Business	46,878	43,609
Ad Sales	240,977	282,833
Intellectual Properties	—	—
Cable TV	3,015	3,409
Other	121,304	114,951

	$476,199	$513,668

	March 31,
	2007	December 31,
	(unaudited)	2006
Segment Assets:
Broadway Ticketing	$38,056,692	$31,405,727
Data Business	10,275,364	10,512,528
Ad Sales	30,705,424	30,579,885
Intellectual Properties	720,442	708,988
Cable TV	117,623	159,116
Other	24,313,764	26,643,360

	$104,189,309	$100,009,604

(8) CERTAIN COMMITMENTS AND CONTINGENCIES:
Self-Insurance Accruals
     Hollywood Media maintains self-insured retentions for its health benefits programs and limits its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company’s self-insurance liability, management considers a number of factors, which include historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the potential liability under the stop-loss insurance coverage using incurred but not reported analyses provided by Hollywood Media’s broker. The analyses used historical claims experience data available under the current self-insurance plan, which was then analyzed by the broker’s underwriters. The Company had $115,491 and $124,255 accrued for potential claims at March 31, 2007 and December 31, 2006, respectively. The insurance expense for the three months ended March 31, 2007 and 2006 was $134,159 and $48,816, respectively, and is included in “payroll and benefits” in the accompanying consolidated statements of operations.
     Litigation -
      Hollywood Media is not currently party to any legal proceedings expected to have a material adverse impact on its financial condition or result of operations. Hollywood Media is from time to time a party to various legal proceedings including matters arising in the ordinary course of business.
(9) RECLASSIFICATION:
     Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

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
     Hollywood Media is also subject to other risks detailed herein or detailed in our Annual Report on Form 10-K for the year ended December 31, 2006 and in other filings made by Hollywood Media with the Securities and Exchange Commission.
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
     Data Syndication Division.
     Hollywood Media’s Data Syndication Division, also referred to as the Data Business, is a provider of integrated database information and complementary data services to the entertainment, Internet and media industries. The Data Business is currently comprised of the Source Business, which includes three related lines of business: CinemaSource, EventSource and ExhibitorAds, and previously included Baseline until it was sold on August 25, 2006. CinemaSource is the largest supplier of movie showtimes as measured by market share in the United States and Canada, and compiles movie showtimes data for more than 44,000 movie screens in the United States, Canada and the United Kingdom. EventSource compiles and syndicates detailed information on community events in numerous cities in the United States and United Kingdom, including concerts and other live performances, sporting events, festivals, fairs and shows. ExhibitorAds provides movie exhibitors with directory newspaper advertising services and other exhibitor marketing services, including preparing email newsletters and developing exhibitor websites utilizing theater showtimes data from CinemaSource.
     Broadway Ticketing Division.
     Hollywood Media’s Broadway Ticketing Division is comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct International (“TDI”) and U.K.-based Theatre.com (collectively called “Broadway Ticketing”). Broadway tickets are sold online through our Broadway.com website and by telephone through our 1-800-BROADWAY number. Broadway Ticketing is also a live theater ticketing seller that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway and in London’s West End theatre district. We launched our U.K.-based Theatre.com in December 2005 with editorial coverage of London’s West End theatre and began selling ticketing to major London venues in February of 2006, based upon a similar model to selling tickets on Broadway.com. Broadway.com and Theatre.com features include shows’ opening night video and photo coverage, show reviews, celebrity interviews and theater columns, as well as show information pages, including casting, synopses and venue information.

     Ad Sales Division.
     Hollywood Media’s Ad Sales Division includes Hollywood.com, Broadway.com and CinemasOnline. Hollywood.com, a premier online entertainment destination, generates revenue by selling advertising on its website, and commissions received for advertising sold by the Hollywood.com ad sales team on MovieTickets.com. Hollywood.com features in-depth movie information, including movie previews, descriptions and reviews, movie showtimes listings, entertainment news, celebrity fan sites, celebrity photo galleries and an extensive multimedia library. Hollywood.com’s features also include audio podcasts and blogging. In addition to its Broadway ticket sales function, Broadway.com sells advertising and provides show previews and showtimes, show synopses, box office results, cast and crew credits and biographies, and an in-depth Tony Awards® area. CinemasOnline, a group of companies based in the U.K., maintains websites for cinemas and live theatres in the U.K. in exchange for the right to sell advertising on such websites. CinemasOnline also provides other marketing services, including advertising sales on plasma screens placed in various venues throughout the U.K. and Ireland, such as hotels, car dealerships, cinemas and live theatres.
     Cable TV.
     Hollywood Media’s Cable TV Division includes Hollywood.com Television (“HTV”) and Broadway.com Television (“BTV”) which are Free-VOD (FVOD) channels that offer interactive entertainment and information with on-demand video content, previews, reviews, behind the scenes footage, interviews and coverage of entertainment industry events to cable company subscribers. HTV is carried on certain cable TV systems including Cablevision Systems, Cox Communications, Comcast, Insight Communications, Mediacom, Charter and Bresnan. BTV is distributed by Cablevision on its New York area systems.
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
     MovieTickets.com, Inc.
     MovieTickets.com, Inc. is one of the two leading destinations for the purchase of movie tickets through the Internet. MovieTickets.com is an online ticketing service owned by a joint venture formed by Hollywood Media and several major movie exhibitor chains. Hollywood Media currently owns 26.2% of the equity of MovieTickets.com.
     The following discussion and analysis should be read in conjunction with Hollywood Media’s Unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of Part I of this report.

Results of Operations
     The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the three months ended March 31, 2007 (“Q1-07”) and 2006 (“Q1-06”) respectively:

				Intellectual
	Broadway	Data		Properties	Cable
	Ticketing	Business	Ad Sales	(a)	TV	Other	Total
Q1-07
(unaudited)
Net Revenues	$24,033,943	$1,648,721	$2,413,065	$196,453	$78,175	—	$28,370,357
Operating Expenses	23,645,022	1,115,726	2,995,559	219,168	212,532	3,050,980	31,238,987

Operating Income (loss)	$388,921	$532,995	$(582,494)	$(22,715)	$(134,357)	$(3,050,980)	$(2,868,630)

% of Total Net Revenue	85%	6%	8%	1%	—	—	100%

Q1-06
(unaudited)
Net Revenues	$18,445,655	$1,525,438	$2,280,873	$285,809	$5,000	—	$22,542,775
Operating Expenses	17,609,796	918,250	2,699,615	261,321	159,062	3,004,335	24,652,379

Operating Income (loss)	$835,859	$607,188	$(418,742)	$24,488	$(154,062)	$(3,004,335)	$(2,109,604)

% of Total Net Revenue	82%	7%	10%	1%	—	—	100%

a.	Does not include Hollywood Media’s 50% interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media’s share of the income (loss) is reported as Equity in Earnings of Unconsolidated Investees (discussed below).
Composition of our segments is as follows:
•	Broadway Ticketing — sells tickets via Broadway.com, 1-800-BROADWAY, Theatre.com and TDI to live theater events for Broadway, Off-Broadway and London’s West End, and hotel and restaurant packages, to consumers, domestic and international travel professionals including travel agencies and tour operators, and educational institutions.

•	Data Business — licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of live events for over 10,000 venues and approximately 110,000 events per month including concerts, sporting events, festivals, fairs and shows, touring companies, company playhouses and dinner theaters to media, wireless and Internet companies) and ExhibitorAds (which creates exhibitor-paid directory ads for insertion in newspapers in the U.S. and provides other exhibitor marketing services).

•	Ad Sales — sells advertising on Hollywood.com, Broadway.com and MovieTickets.com, and includes CinemasOnline which sells advertising on cinema and live theatre websites in the U.K. Hollywood.com receives commissions on the ads it sells on MovieTickets.com.

•	Intellectual Properties — owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes a 51% interest in Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners.

•	Cable TV — comprised of Hollywood.com Television and Broadway.com Television, Free-VOD channels that offer interactive entertainment information with on-demand video content to subscribers in certain cable TV systems.

•	Other — is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls.
NET REVENUES
     Total net revenues were $28,370,357 for Q1-07 as compared to $22,542,775 for Q1-06, an increase of $5,827,582 or 26%. This increase in total net revenues in Q1-07 over Q1-06 was primarily due to an increase in revenues in our Broadway Ticketing segment (discussed below), which included increased sales in our Theatre.com operations which began selling tickets to London venues in February 2006. In Q1-07 net revenues were derived 85% from Broadway Ticketing, 6% from Data Business, 8% from Ad Sales and 1% from Intellectual Properties. In Q1-06 net revenues were derived 82% from Broadway Ticketing, 7% from Data Business, 10% from Ad Sales and 1% from Intellectual Properties.
     Broadway Ticketing net revenues were $24,033,943 and $18,445,655 for Q1-07 and Q1-06, respectively, an increase of $5,588,288 or 30%. The increase in Broadway Ticketing net revenues in Q1-07 over Q1-06 is attributable to the following: (i) the purchase of Showtix on February 1, 2007; (ii) ticket price increases by theaters, increased number of tickets sold, changes in our marketing and advertising strategies, increased availability of tickets to top shows; and (iii) a full quarter of net revenues of $1,491,387 for Theatre.com in Q1-07. Theatre.com commenced operations in February 2006 providing only nominal net revenues in Q1-06 as operations were beginning to ramp up. Ticketing net revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London’s West End both online via Broadway.com and Theatre.com and offline via 1-800-BROADWAY to domestic and international travel professionals, traveling consumers and New York area theater patrons. Ticketing net revenue is recognized on the date of performance of the show. Ticketing net revenue received for performances yet to take place is recorded as deferred revenue in our condensed consolidated balance sheet.

     Data Business net revenues (which includes CinemaSource, EventSource and ExhibitorAds) were $1,648,721 for Q1-07 as compared to $1,525,438 for Q1-06, an increase of $123,283 or 8%. This increase in Data Business revenue in Q1-07 over Q1-06 is attributable primarily to additional licensing agreements entered into in our Data Business. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to media outlets and Internet companies including newspapers such as The New York Times, Internet companies including AOL’s Moviefone and City Guide, MSN, Yahoo!, Google and wireless providers. Revenue for ExhibitorAds is generated by creating exhibitor paid directory ads for insertion in newspapers.
     Ad Sales net revenue was $2,413,065 for Q1-07 as compared to $2,280,873 for Q1-06, an increase of $132,192 or 6%. The increase in Ad Sales revenue from Q1-06 to Q1-07 is primarily attributable to continued growth in ad sales by Hollywood.com and CinemasOnline as well as increased commission revenue due to higher ad sales on MovieTickets.com. Ad sales revenues are generated from the sale of sponsorships and advertisements on Hollywood.com and Broadway.com, as well as by advertisements generated by CinemasOnline. Hollywood Media also earns commissions on ad sales which Hollywood Media sells for placement on MovieTickets.com.
     Net revenues from our Intellectual Properties division were $196,453 for Q1-07 as compared to $285,809 for Q1-06, a decrease of $89,356 or 31%. The decrease in revenues was attributable primarily to a continuing general sluggishness in the book publishing industry segment in which our Intellectual Properties division operates. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter to quarter dependent on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income (loss) is reported as Equity in Earnings of Unconsolidated Investees (discussed below).
EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES
     Equity in earnings of unconsolidated investees consisted of the following:

	Three Months Ended March 31,
	2007	2006
NetCo Partners (a)	$204	$1,705
MovieTickets.com (b)	—	—

	$204	$1,705

(a) NetCo Partners
     NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of earnings by NetCo Partners was $204 for Q1-07 compared to $1,705 for Q1-06. NetCo Partners recognized $408 in income during Q1-07.
(b) MovieTickets.com
     Hollywood Media owns 26.2% of the total equity in MovieTickets.com, Inc. joint venture at March 31, 2007. Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com income or loss as equity in earnings of investees. Hollywood Media shared in 26.2% of the losses or income generated by the joint venture during Q1-07 and Q1-06. We have not recorded any of our share of the joint venture’s results of operations in Q1-07 and Q1-06 related to our investment in MovieTickets.com because the investment has been reduced to zero. Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not guaranteed to fund future losses, if any, generated by MovieTickets.com. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising.
OPERATING EXPENSES
     Cost of revenues — ticketing. Cost of revenues — ticketing was $20,211,876 for Q1-07 compared to $14,746,953 for Q1-06 for an increase of $5,464,923 or 37%. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals. As a percentage of ticketing revenue, cost of revenue — ticketing was 84% and 80% for Q1-07 and Q1-06 respectively. The increase in cost of revenue as a percentage of ticketing revenue in Q1-07 compared to Q1-06 was due to increased write-offs of inventory and an increase in group ticket sales as a percentage of total sales which carry lower gross profit margin.
     Editorial, production, development and technology. Editorial, production, development and technology costs include payroll and related expenses for the editorial and production staff responsible for creating content on Hollywood Media’s websites for our Ad Sales and Data Business segments, and these expenses also include Internet access and computer related expenses for the support and delivery of our information services, and fees and royalties paid to authors and co-editors for the intellectual properties segment. Editorial, production, development and technology costs for Q1-07 were $1,955,785 compared to $1,685,084 for Q1-06, an increase of $270,701 or 16%. As a percentage of revenues from our Ad Sales, Data Business and Intellectual Properties segments, these costs were 45% and 41% for Q1-07 and Q1-06, respectively, increasing as a percentage of revenues due to increased investment in the Ad Sales segment in terms of further development of our web sites, as well as increased royalty payments in CinemasOnline.
     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist of occupancy costs, production costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising representative firms and other parties). SG&A expenses for Q1-07 were $4,266,354 compared to $3,997,903 in Q1-06. SG&A expenses increased $268,451 or 7% in Q1-07, as compared to Q1-06, due in large part to an increase of approximately $128,000 in SG&A expense for a full quarter for the U.K. based Theatre.com subsidiary launched in February 2006 and occupancy expense of approximately $134,000 for additional office space leased by the ticketing segment and our corporate office. As a percentage of net revenue, SG&A expenses decreased to 15% for Q1-07 from 18% for Q1-06. Barter expense included in SG&A expense was $0 and $3,992 in Q1-07 and Q1-06, respectively.
     We are continuing to develop and implement efficiency improvements and cost-savings measures anticipated to reduce or better control various elements of SG&A expenses, including certain overhead reductions, improved accounting systems, and the installation of a new, more robust Broadway ticketing software system to streamline our ticketing functionality and improve efficiencies. These various cost-saving measures are being incrementally implemented during 2007 and we expect to realize additional savings in applicable expenses over time as the initiatives increasingly take hold. As part of these cost-saving measures, we have outsourced part of our information technology services to third party providers in India and are implementing additional offshore outsourcing initiatives intended to achieve significant reductions in certain SG&A expenses relating to our Data Business segment and information technology services. These measures should also help us control portions of our payroll and benefits costs (discussed below).
Payroll and Benefits.
     Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.
     Payroll and benefits expenses for Q1-07 were $4,328,773 as compared to $3,708,771 for Q1-06, an increase of $620,002, or 17%. As a percentage of net revenues, payroll and benefits expenses were approximately 15% and 16% in Q1-07 and Q1-06, respectively.
     The increase in costs from Q1-07 as compared to Q1-06 relating to payroll and benefits was due in large part to the following factors: addition of new staff in the ticketing segment to accommodate growth; a full quarter of operations for Theatre.com in Q1-07, which launched in February 2006, contributed payroll and benefits expense of $65,000; $59,000 in additional expenses for non-executive employee bonuses; increases in compensation to existing personnel; and other expense items described below. Additionally, payroll and benefits expense in Q1-07 included: approximately $132,000 of expense for operations of Showtix which was acquired on February 1, 2007; expense for increased sales staff for the Ad Sales segment of approximately $76,000; Hollywood Media’s accrued expense for matching contributions to its 401(k) deferred compensation plan for employees which increased by approximately $93,000; and health insurance cost increases of approximately $88,000.

     Depreciation and amortization.
     Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, equipment under capital leases and amortization of intangible assets. Depreciation and amortization expense was $476,199 for Q1-07 as compared to $513,668 for Q1-06, a decrease of $34,469, or 7%. The decrease in depreciation and amortization expense is primarily due to assets becoming fully depreciated within Q1-07 and an adjustment of estimated lives of certain intangible assets from the CinemasOnline acquisition.
     Interest, net.
     Interest, net was $181,671 expense for Q1-07, as compared to $624,266 expense for Q1-06. The decrease in interest, net of $442,595, or 71%, was primarily attributable to increased interest income from a balance of interest bearing assets as a result of the Baseline sale in August 2006.
     Change in derivative liability.
     Change in derivative liability was $0 for Q1-07 as compared to a negative amount of $240,000 for Q1-06. The change of $240,000, or 100%, in change in derivative liability in Q1-07 over Q1-06 was due to the change in accounting principle.
LIQUIDITY AND CAPITAL RESOURCES
     Hollywood Media’s cash and cash equivalents were $20,681,951 at March 31, 2007 as compared to $27,448,649 at December 31, 2006, a decrease of $6,766,698 which was attributable in large part to the purchase of Showtix in February 2007, described in Note 4 of the notes to condensed consolidated financial statements included in this report, and the purchase during Q1-07 of an additional $2.5 million of ticket inventory available for sale. Our net working capital surplus (defined as current assets less current liabilities) was $11,620,727 at March 31, 2007 as compared to $16,380,362 at December 31, 2006.
     Net cash used in operating activities for continued operations was $3,936,532 during Q1-07 as compared to $2,044,289 during Q1-06, which cash usage for Q1-07 included, among other things, $2,505,733 to purchase Broadway tickets held for sale. Net cash used in investing activities was $2,987,432 during Q1-07 as compared to $545,072 during Q1-06, which cash usage for Q1-07 included, among other things, $2,680,659 expended for the purchase of Showtix and $329,339 for capital expenditures. Net cash provided by financing activities was $157,266 during Q1-07 as compared to net cash provided by financing activities of $4,290 during Q1-06, including, among other things, $173,803 in proceeds from option exercises partially offset by $16,537 in capital lease payments.
Sale of Baseline StudioSystems Business Unit to The New York Times Company
     On August 25, 2006, Hollywood Media entered into and simultaneously closed on a definitive stock purchase agreement (the “Purchase Agreement”) with The New York Times

Company, a New York corporation (“The New York Times”), pursuant to which The New York Times purchased all of the outstanding capital stock of Hollywood Media’s wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000. BAC was the subsidiary of Hollywood Media that owned Hollywood Media’s Baseline business unit. Baseline constituted a portion of Hollywood Media’s Data Business division. This sale to The New York Times did not include the other components of Hollywood Media’s Data Business division (e.g., CinemaSource, EventSource and ExhibitorAds). $3.5 million dollars of the purchase price is being held in escrow for twelve months following the closing to cover potential indemnification claims by The New York Times under the terms of the Purchase Agreement. As of the date of this Form 10-Q, Hollywood Media is not aware of any claim against the escrow and estimates that the full amount of the escrow, net of $700,000 for payment of previously expensed bonuses due the former division heads under preexisting agreements, will be released after the one-year period is over as per the terms of the purchase agreement. The currently expected net escrow payment to Hollywood Media includes $2,800,000 plus $71,621 in interest, and is included in other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2007. Hollywood Media’s expenditures relating to the sale included approximately $1.5 million in fees and expenses payable to Hollywood Media’s financial advisor, J.P. Morgan Securities, Inc., and approximately $3.6 million in sale-related contractual bonuses payable under performance formulas in preexisting employment agreements with the two principal managers of Baseline. These managers are no longer employees of Hollywood Media and Hollywood Media has no further obligations under these employment agreements. For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the condensed consolidated financial statements contained in this Form 10-Q Report.
Senior Unsecured Notes Issued in 2005
     On November 23, 2005, Hollywood Media issued and sold $7,000,000 aggregate principal amount of its Senior Unsecured Notes (the “Senior Notes”) for aggregate gross cash proceeds of $7,000,000. The notes carry an 8% interest rate and an initial 12 month term, on which interest is payable in quarterly installments commencing December 31, 2005. The principal is payable in cash or, at Hollywood Media’s option, in shares of Hollywood Media’s common stock valued on a per share basis at a 5% discount from the 20-day volume-weighted average market price per share of the common stock (“VWAP”) as of the payment date, subject to certain conditions to such option including but not limited to the requirement that the shares be registered for resale. Hollywood Media’s proceeds related to the issuance, net of issuance costs, were $6,595,690. The holders of the Senior Notes also received warrants to purchase 700,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share. In March 2006, Hollywood Media exercised its option under the terms of the Senior Notes, to extend the maturity date of the Senior Notes to May 23, 2007 in exchange for the delivery of additional five-year warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock with exercise price per share at $4.29. The Senior Notes are not convertible at the option of the holders.
Outlook
     The increase in cash and cash equivalents during 2006 provided additional capital, a portion of which we are utilizing for our business activities. The growth of our businesses, including our data syndication, ticketing and Ad Sales operations has required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate will be satisfied from our cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through March 31, 2008. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to offset operating expenses.
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
Cash Usage for Capital Expenditures
     Our cash payments for capital expenditures in Q1-07 were approximately $0.3 million. This does not include any portion of the $2.6 million paid in connection with our acquisition of the Broadway ticketing business of Showtix LLC, as further described in Note 4 of the notes to condensed consolidated financial statements included in this report. We currently anticipate additional cash usage for capital expenditures during 2007, after Q1-07, of approximately $1.4 million for various systems and equipment upgrades, as well as approximately $1.8 million for construction of leasehold improvements required under our new lease of office space (described below) in New York, New York. See “Contractual Obligations” below, which is updated from the disclosure in our Form 10-K for 2006 and includes changes due to the new lease, among things. These anticipated 2007 capital expenditures do not include any estimates for potential business acquisitions.
New York Office Lease
     On February 1, 2007, Hollywood Media Corp., through its Theatre Direct subsidiary, entered into a new lease for 21,600 square feet of space in midtown Manhattan for the purpose of relocating Hollywood Media’s New York headquarters. The term of the lease is for 10 years, commencing on March 1, 2007. The fixed rent for the first year of the lease is $691,200, or $57,600 per month, increasing two and one-half percent (2.5%) on each of the first, second, third and fourth anniversaries of the commencement date, eleven percent (11%) on the fifth anniversary of the commencement date, and two and one-half percent (2.5%) on each of the sixth, seventh, eighth and ninth anniversaries of the commencement date. Theatre Direct will also receive a rental credit of $57,600 per month for the first fourteen (14) months of the term of the lease. Pursuant to the terms of the lease, Theatre Direct will fund the construction of the rented space.

Contractual Obligations
     The following table sets forth information regarding certain types of our contractual obligations specified below as of March 31, 2007, in accordance with SEC rules requiring this disclosure.

	Payments Due by Period
Contractual		Less than	Years	Years	After
Obligations	Total	1 Year	1-3	4-5	5 Years
Senior unsecured notes (1)	$7,000,000	$7,000,000	$—	$—	$—
Capital lease obligations (2)	161,706	56,382	90,725	14,599	—
Operating lease obligations (3)	9,314,476	772,367	3,194,885	1,601,702	3,745,522

Total contractual obligations	$16,476,182	$7,828,749	$3,285,610	$1,616,301	$3,745,522

(1)	Senior unsecured notes due May 23, 2007 exclusive of interest.

(2)	Capital lease obligations are future lease payments under capital leases inclusive of interest.

(3)	Operating lease obligations include leases pertaining to various leased offices and facilities and those classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms expire at various dates through the year 2017. Also, certain equipment used in Hollywood Media’s operations is leased under operating leases.
Off-Balance Sheet Arrangements
     At March 31, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”
Critical Accounting Policies
     In response to the SEC’s Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 2 to the Condensed Consolidated Financial Statements included in this Form 10-Q, and Note 2 to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2006.

     Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,231,674 and $1,198,370 at March 31, 2007 and December 31, 2006, respectively. The increase is primarily attributable to an increase in the allowance of $49,100 in the Broadway Ticketing Division. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.
     Ticketing Revenue Recognition
     Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational organizations. Proceeds from these sales received in advance of the corresponding performance activity are included in “Deferred Revenue” in the accompanying condensed consolidated balance sheet at the time of receipt, and are recognized as revenue in the period the performance of the show occurs.
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
     In July 2000, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

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
     Self-Insurance Accruals
     Hollywood Media maintains self-insured retentions for its health benefits programs and limits its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company’s self-insurance liability, management considers a number of factors, which include historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the potential liability under the stop-loss insurance coverage using incurred but not reported analyses provided by Hollywood Media’s broker. The analyses used historical claims experience data available under the current self-insurance plan, which was then analyzed by the broker’s underwriters. The Company had $115,491 and $124,255 accrued for potential claims at March 31, 2007 and December 31, 2006, respectively. The insurance expense for the three months ended March 31, 2007 and 2006 was $134,159 and $48,816, respectively, and is included in “payroll and benefits” in the accompanying consolidated statements of operations.
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
     We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in Q1-07 or Q1-06.
     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill and intangible assets acquired after June 30, 2001 were no longer subject to amortization. Goodwill and intangibles with indefinite lives acquired prior to June 30, 2001 ceased to be amortized beginning January 1, 2002. In addition, SFAS No. 142 changed the way we evaluated goodwill and intangibles for impairment. Beginning January 1, 2002, goodwill and certain intangibles are no longer amortized; however, they are subject to evaluation for impairment at least annually using a fair value based test. The fair value based test is a two-step test. The first step involved comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if and to the extent that the carrying value of goodwill exceeded the implied value.
     As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment test date and has conducted the required testing on that date each year commencing in 2002. As of March 31, 2007, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we apply a hypothetical 10% decrease to the fair values of each reporting unit. We do not believe this hypothetical decrease would not result in the impairment of goodwill of any reporting unit as of March 31, 2007.
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
     We have an investment in a subsidiary in the United Kingdom and sell our services into this foreign market. Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for the United Kingdom at March 31, 2007 and December 31, 2006 of U.S. dollar equivalents was $(667,880) and $(238,570), respectively.
     Our United Kingdom subsidiary sells services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $270,999 for the quarter ended March 31, 2007.
     As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction charge of $44,096 for the quarter ended March 31, 2007. However, a larger decline in the British foreign currency could have a larger and possibly material adverse affect.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of March 31, 2007, to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.
     As previously reported in Hollywood Media’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2007, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2006 and included its Report on Internal Control Over Financial Reporting in such Form 10-K. The Report on Internal Control Over Financial Reporting concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business, which are more fully described in such Form 10-K, constituted a material weakness in Hollywood Media’s internal control over financial reporting. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2007, Hollywood Media had not fully remediated this material weakness.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See “Note (8) — CERTAIN COMMITMENTS AND CONTINGENCIES — Litigation” in the Notes to Condensed Consolidated Financial Statements contained in Part I of this 10-Q Report.
ITEM 1A. RISK FACTORS
     Management has not identified any material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     Hollywood Media did not issue any securities during the three months ended March 31, 2007 in transactions that were not registered under the Securities Act of 1933.
Issuer Repurchases of Equity Securities
     Hollywood Media did not repurchase any shares of its common stock during the three months ended March 31, 2007.
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

HOLLYWOOD MEDIA CORP.
Date: May 10, 2007	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive Officer
(Principal executive officer)

Date: May 10, 2007	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer
(Principal accounting officer)