Form 10-Q
period 2007-06-30
HOLLYWOOD MEDIA CORP
filed 2007-08-09
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐ No ☑
As of August 6, 2007, there were 33,776,644 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,616,083	$27,448,649
Receivables, net	3,930,807	4,161,240
Inventories held for sale	5,848,721	3,374,127
Deferred ticket costs	15,160,113	15,273,324
Prepaid expenses	2,839,284	2,453,424
Other receivables	2,603,772	2,603,416
Other current assets	3,236,004	3,031,344
Restricted cash	—	90,000

Total current assets	46,234,784	58,435,524

PROPERTY AND EQUIPMENT, net	2,235,507	2,052,679
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	283,113	282,714
INTANGIBLE ASSETS, net	1,646,957	1,918,369
GOODWILL	39,595,612	37,208,470
OTHER ASSETS	126,045	111,848

TOTAL ASSETS	$90,122,018	$100,009,604

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,791,074	$3,237,844
Accrued expenses and other	5,540,145	6,768,578
Deferred revenue	23,352,105	23,834,217
Customer deposits	1,807,346	1,775,713
Current portion of capital lease obligations	51,913	63,411
Senior unsecured notes, net	—	6,375,399

Total current liabilities	35,542,583	42,055,162

DEFERRED REVENUE	551,663	662,993
CAPITAL LEASE OBLIGATIONS, less current portion	114,991	43,542
MINORITY INTEREST	2,789	62,040
OTHER DEFERRED LIABILITY	304,196	62,986
DERIVATIVE LIABILITY	—	1,423,464

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 33,769,673 and 33,476,530 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	337,697	334,765
Additional paid-in capital	314,343,942	311,210,796
Accumulated deficit	(261,075,843)	(255,846,144)

Total shareholders’ equity	53,605,796	55,699,417

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,122,018	$100,009,604

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
NET REVENUES
Ticketing	$58,784,512	$45,436,255	$34,750,569	$26,990,600
Other	9,141,780	8,673,661	4,805,366	4,576,541

	67,926,292	54,109,916	39,555,935	31,567,141

OPERATING COSTS AND EXPENSES
Cost of revenues – ticketing	50,176,228	37,924,753	29,964,352	23,177,800
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	3,993,379	3,360,059	2,037,594	1,674,975
Selling, general and administrative	8,168,931	7,278,119	3,902,577	3,280,216
Payroll and benefits	8,823,247	7,856,577	4,494,474	4,147,806
Depreciation and amortization	945,314	1,011,488	469,115	497,820

Total operating costs and expenses	72,107,099	57,430,996	40,868,112	32,778,617

Loss from operations	(4,180,807)	(3,321,080)	(1,312,177)	(1,211,476)

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES	875	(1,768)	671	(3,473)

OTHER INCOME (EXPENSE):
Interest, net	(320,286)	(1,183,962)	(138,615)	(559,696)
Change in derivative liability	—	344,000	—	584,000
Other, net	(1,526)	(82,734)	18,484	(57,566)

Loss from continuing operations before minority interest	(4,501,744)	(4,245,544)	(1,431,637)	(1,248,211)

MINORITY INTEREST IN (INCOME) LOSSES OF SUBSIDIARIES	(382)	30,256	(10,370)	18,366

Loss from continuing operations	(4,502,126)	(4,215,288)	(1,442,007)	(1,229,845)

Income from discontinued operations	—	474,870	—	191,599

Net loss	$(4,502,126)	$(3,740,418)	$(1,442,007)	$(1,038,246)

Basic and diluted income (loss) per common share
Continuing operations	$(0.13)	$(0.13)	$(0.04)	$(0.04)
Discontinued operations	—	0.01	—	0.01

Total basic and diluted net (loss) per share	$(0.13)	$(0.12)	$(0.04)	$(0.03)

Weighted average common and common equivalent shares
Outstanding – basic and diluted	33,351,780	32,480,256	33,445,413	32,634,848

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,502,126)	$(3,740,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations		(474,870)
Depreciation and amortization	945,314	1,011,488
Interest paid in stock	—	38,465
Amortization of discount and beneficial conversion feature on convertible debentures	—	59,073
Change in derivative liability	—	(344,000)
Amortization of debt issuance costs	—	218,064
Amortization of discount on senior unsecured notes	624,601	625,341
Amortization of deferred financing costs	—	4,535
Equity in earnings of unconsolidated investees, net of return of invested capital	(399)	273,763
Stock option expense	84,959	105,151
Compensation expense on employee stock issuances	144,403	351,269
Amortization of deferred compensation costs	325,000	325,000
Provision for bad debts	252,736	385,267
Minority interest in earnings of subsidiaries, net of distributions to minority owners	(59,251)	(51,444)

Changes in assets and liabilities:
Receivables	(22,303)	(702,404)
Inventories held for sale	(2,474,594)	(2,849,181)
Deferred ticket costs	113,211	(1,711,553)
Prepaid expenses	(151,316)	(150,168)
Other receivables	375,744	(153,050)
Other current assets	(204,660)	(1,947)
Other assets	(14,197)	(51,171)
Accounts payable	1,487,762	1,474,437
Accrued expenses and other	(1,260,342)	(85,620)
Deferred revenue	(593,442)	1,528,343
Customer deposits	31,633	144,073
Other deferred liability	241,210	(3,110)

Net cash used in operating activities – continuing operations	(4,656,057)	(3,774,667)
Net cash provided by discontinued operations	—	1,027,910

Net cash used in operating activities	(4,656,057)	(2,746,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(652,715)	(537,696)
Acquisition of businesses, net of cash acquired	(2,680,659)	13,062
Acquisition of intangible assets	(85,283)	(153,517)
Proceeds from property and equipment sales	10,010	—
Restricted cash	90,000	(90,000)

Net cash used in investing activities – continuing operations	(3,318,647)	(768,151)
Net cash used in investing activities – discontinued operations	—	(697,486)

Net cash used in investing activities	(3,318,647)	(1,465,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from exercise of stock options	173,803	70,381
Proceeds received from exercise of warrants, net	—	18,403
Payments under capital lease obligations	(31,665)	(28,324)
Extinguishment of senior unsecured notes	(7,000,000)	—

Net cash provided by (used in) financing activities – continuing operations	(6,857,862)	60,460
Net cash used in financing activities – discontinued operations	—	(17,026)

Net cash provided by (used in) financing activities	(6,857,862)	43,434

Net decrease in cash and cash equivalents	(14,832,566)	(4,168,960)

CASH AND CASH EQUIVALENTS, beginning of period	27,448,649	6,926,313

CASH AND CASH EQUIVALENTS, end of period	$12,616,083	$2,757,353

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$230,393	$353,416

Taxes paid	$572,717	$879

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) BASIS OF PRESENTATION AND CONSOLIDATION:
       In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s financial position and results of operations. The results of operations for the six and three months ended June 30, 2007 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.
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
       Loss Per Common Share
       Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS No. 128”), issued by the Financial Accounting Standards Board (“FASB”) requires companies to present basic and diluted earnings per share (“EPS”). Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.
       Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 2,982,053 and 4,186,771 at June 30, 2007 and 2006, respectively, were excluded from the calculation of diluted loss per share for the six and three months ended June 30, 2007 and 2006, respectively, because their impact was anti-dilutive to the loss from continuing operations. Non-vested shares relating to outstanding options and warrants are not included in the basic calculation until vesting occurs. There were 250,000 and 450,000 unvested shares as of June 30, 2007 and 2006, respectively.
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
       Allowance for Doubtful Accounts
       Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance includes all receivables 180 days overdue, and other receivables if estimated to be uncollectible. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,057,847 and $1,198,370 at June 30, 2007 and December 31, 2006, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

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

       Recent Accounting Pronouncements
       In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities the option to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if the Company has similar instruments that it elects not to measure based on fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the potential impact of SFAS No. 159 on its consolidated financial statements.
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
       In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all entities subject to income taxes and covers all tax positions accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.
       On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which amends FIN 48, to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would re-examine the tax position in the future. Consideration of this guidance had no effect on our application of FIN 48.
(3) DISCONTINUED OPERATIONS
       On August 25, 2006, Hollywood Media sold to a third party all of the outstanding capital stock of its wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000, subject to a potential post-closing adjustment described below. As per the purchase agreement, $3,500,000 of the purchase price is being held in escrow for twelve months following the closing to cover potential indemnification claims, if any, made by the third party. As of June 30, 2007 and to date, Hollywood Media is not aware of any claim against the escrow and estimates that the full amount of the escrow, net of costs of $700,000 for certain bonuses due to the former Division Heads, will be released after the one-year period is over as per the terms of the Purchase Agreement. The net amount of $2,800,000 of escrow, as well as $110,088 and $34,926 in interest are included in “Other current assets” in the accompanying condensed consolidated balance sheet as of June 30, 2007 and December 31, 2006, respectively.

       Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company’s condensed consolidated statement of operations for six and three months ended June 30, 2006 reflects the discontinued operations.
       The net income from discontinued operations has been classified in the accompanying condensed consolidated statements of operations as “Income from discontinued operations.” There was no impact on income from discontinued operations for the six and three months ended June 30, 2007. Summarized results of discontinued operations for the six and three months ended June 30, 2006 were as follows:

	Six Months Ended	Three Months Ended
	June 30,	June 30,
	2006	2006
Operating revenue	$2,856,558	$1,443,995

Income from discontinued operations	$474,870	$191,599

(4) SHOWTIX ACQUISITION:
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

Purchase consideration	$2,685,483

Cash acquired	4,824
Accounts receivable	376,100
Prepaid	11,584

Total assets	$392,508

Current liabilities	$(94,167)

Total liabilities	$(94,167)

NET ASSETS	$298,341

Excess of the purchase consideration over fair value of net assets acquired (included in ticketing segment)	$2,387,142

       The excess of the purchase consideration over the fair value of net assets has been classified preliminarily in goodwill in the accompanying condensed consolidated balance sheet as of June 30, 2007. The allocation of purchase price is pending valuation from third party experts which is expected to be finalized during 2007.
       The results of operations of Showtix have been included in Hollywood Media’s results of operations since the date of acquisition (February 1, 2007). The following are Hollywood Media’s pro forma results for the six months ended June 30, 2007 and the six and three months ended June 30, 2006 assuming that the acquisition had occurred on the first day of each period presented:

	Six Months Ended	Six Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Proforma net sales	$68,662,597	$63,625,054	$37,909,218

Proforma net loss	$(4,520,427)	$(3,422,256)	$(778,145)

Proforma net loss per share	$(0.14)	$(0.11)	$(0.02)

Proforma weighted average common and common equivalent shares	33,351,780	32,480,256	32,634,848
(5) DEBT:
       Senior Unsecured Notes
       On November 23, 2005, Hollywood Media issued and sold $7,000,000 aggregate principal amount of its Senior Unsecured Notes (the “Senior Notes”) for aggregate gross cash proceeds of $7,000,000. The notes carried an 8% interest rate and an initial 12 month term, on which interest was payable in quarterly installments commencing December 31, 2005. The principal was payable in cash or, at Hollywood Media’s option, in shares of Hollywood Media’s common stock valued on a per share basis at a 5% discount from the 20-day volume-weighted average market price per share of the common stock (“VWAP”) as of the payment date, subject to certain conditions to such option including but not limited to the requirement that the shares be registered for resale. Hollywood Media’s proceeds related to the issuance, net of issuance costs, were $6,595,690. The holders of the Senior Notes also received warrants (the “Warrants”) to purchase 700,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share. In March 2006, Hollywood Media exercised its option under the terms of the Senior Notes to extend the maturity date of the Senior Notes to May 23, 2007 in exchange for the delivery of additional five-year Warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock with exercise price per share at $4.29. The Senior Notes were not convertible at the option of the holders.
       On May 18, 2007, the $7,000,000 principal amount of the Senior Notes, together with all accrued and unpaid interest thereon, was paid in full in accordance with the provisions of the Senior Notes.

       Upon issuance, Hollywood Media recognized the value attributable to the 700,000 issued Warrants in the amount of $1,865,037 as a discount against the Senior Notes. The Company valued the Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.45%, an expected volatility of 69.4% and a five year life; the fair value of the Warrants was determined to be $2.66 per share. Additional discount of $286,000 was recorded in conjunction with the 100,000 extension Warrants issued in March of 2006. The Company valued the additional Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.73%, an expected volatility of 64.2% and an approximate five year life; the fair value of the Warrants was determined to be $2.86 per share. The debt discount attributed to the value of the Warrants issued was amortized over the life of the Senior Notes as interest expense using the effective yield method. The Company amortized the Senior Notes debt discount attributed to the value of the Warrants of $624,601 and $266,618 for the six and three months ended June 30, 2007, respectively, and $625,341 and $284,167, respectively, for the six and three months ended June 30, 2006. As of December 31, 2006, $624,601 of unamortized discount on the Senior Notes was reducing the face amount of the Senior Notes, and was being amortized to interest expense over the remaining term of the outstanding debt.
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
       Registration Payment Arrangement
       As required by the registration rights agreement entered into in connection with the Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants that was declared effective by the SEC on March 3, 2006, and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effective date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act. If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”), Hollywood Media would be required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period. As of June 30, 2007, none of the Warrants have been exercised and no Warrant shares have been issued.
       In accordance with EITF 00-19-2, Hollywood Media is required to calculate the maximum potential amount of consideration payable pursuant to registration payment arrangements, even if the likelihood of payments under such arrangements is remote. EITF 00-19-2 is applicable to financial statements issued for fiscal years beginning after December 15, 2006 and any interim periods therein. Assuming for purposes of this calculation that (i) all of the Warrants were exercised on June 30, 2007, (ii) the Warrant shares issued upon such exercise are available for resale under Rule 144(k) on June 30, 2009, (iii) the registration statement ceased to be effective on June 30, 2007 and does not become effective again before June 30, 2009, the remainder of the required registration period, and (iv) that there are no applicable defenses or limitations at law, the maximum potential amount of consideration payable by Hollywood Media to the holders of Warrant shares would be $1,475,000. Management does not believe that any significant material payments are likely under this registration payment arrangement.
(6) COMMON STOCK:
During the Six Months Ended June 30, 2007:
•	On January 4, 2007, Hollywood Media issued 20,101 shares of common stock valued at $4.20 per share, which was the closing price of Hollywood Media common stock on the trading date prior to the January 1, 2007 date of grant, in payment of $84,422 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On January 22, 2007, Hollywood Media issued 1,000 shares of common stock valued at $1,490, pursuant to the exercise of an employee stock option with an exercise price of $1.49 per share.

•	On January 29, 2007, Hollywood Media issued 500 shares of common stock valued at $750, pursuant to the exercise of an employee stock option with an exercise price of $1.50 per share.

•	On January 30, 2007, Hollywood Media issued 8,300 shares of common stock valued at $4.13 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the January 10, 2007 date of grant, in payment of $34,275 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On February 9, 2007, Hollywood Media issued 31,250 shares of common stock valued at $108,125, pursuant to the exercise of an employee stock option with an exercise price of $3.46 per share.

•	On February 9, 2007, Hollywood Media issued 59,257 shares of common stock valued as of the December 29, 2006 closing share price of $4.20, or $248,876, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2006.

•	On February 21, 2007, Hollywood Media issued 1,992 shares of common stock valued as of the average of the ten days closing prices prior to the issuance date, or $4.02 per share, in payment of the $8,000 purchase price for the acquisition of intangible assets.

•	On March 19, 2007, Hollywood Media issued 15,625 shares of common stock valued at $63,438, pursuant to the exercise of an employee stock option with an exercise price of $4.06 per share.

•	On April 25, 2007, Hollywood Media issued 8,174 shares of common stock pursuant to cashless exercises of warrants with an exercise price of $2.84 per share. The warrant was issued in connection with a private placement completed in 2004.

•	On May 2, 2007, Hollywood Media issued 5,937 shares of common stock valued at $4.33 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the April 10, 2007 date of grant, in payment of $25,706 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On May 14, 2007, Hollywood Media issued 22,766 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On May 16, 2007, Hollywood Media issued 67,202 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On May 17, 2007, Hollywood Media issued 4,698 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On May 17, 2007, Hollywood Media issued 12,014 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $4.00 per share. The warrant was issued in connection with a debt offering completed in 2001.

•	On May 18, 2007, Hollywood Media issued 11,743 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On May 21, 2007, Hollywood Media issued 22,584 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.
During the Six Months Ended June 30, 2006:
•	On January 11, 2006, Hollywood Media issued 3,682 shares of common stock in payment of $15,123 of interest on the Debentures for the period October 1, 2005 through December 31, 2005. The number of shares issued was calculated using a price of $4.11 per share, which in accordance with the terms of the Debentures is the amount equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding January 1, 2006.

•	On January 18, 2006, Hollywood Media issued 50,930 shares of common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, in payment of the $216,500 purchase price for the acquisition of

eFanGuide, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.

•	On January 18, 2006, Hollywood Media issued 16,114 shares of common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, in payment of $68,500 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On January 31, 2006, Hollywood Media issued 69,349 shares of common stock valued using the average closing price on the ten trading days prior to the issuance date, or $4.33 per share, in payment of the $300,000 stock component of the purchase price for the acquisition of Prosperity Plus, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.

•	On March 1, 2006, Hollywood Media issued 44,028 shares of common stock valued as of the December 31, 2005 closing share price of $4.31, or $189,760, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2005.

•	On March 13, 2006, Hollywood Media issued 6,750 shares of common stock valued at $19,170, pursuant to the exercise of a warrant with an exercise price of $2.84 per share. The warrant was issued in connection with a private placement completed in 2004.

•	On March 29, 2006, Hollywood Media issued 375 shares of common stock valued at $367, pursuant to the exercise of an employee stock option with an exercise price of $0.98 per share.

•	On April 4, 2006, Hollywood Media issued 3,397 shares of common stock in payment of $14,794 of interest on the Debentures for the period January 1, 2006 through March 31, 2006. The number of shares issued was calculated using a price of $4.36 per share, which in accordance with the terms of the Debentures is the amount equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding April 1, 2006.

•	On April 7, 2006, Hollywood Media issued 17,668 shares of common stock valued at $4.85 per share, which was the closing price of Hollywood Media common stock on the trading date prior to the April 1, 2006 date of grant, in payment of $85,688 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On April 21, 2006, Hollywood Media issued 23,246 shares of common stock valued at $4.79 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the April 10, 2006 date of grant, in payment of $68,500 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On May 22, 2006, Hollywood Media issued 312,500 shares of common stock, valued at $1,000,000, upon the conversion of $1.0 million in principal amount of Debentures at a conversion price of $3.20 per share pursuant to the terms of the Debenture. This last remaining Debenture was converted on May 22, 2006.

•	On May 22, 2006, Hollywood Media issued 2,054 shares of common stock in payment of $8,548 of interest on the Debentures for the period April 1, 2006 through May 22, 2006, the date that the last Debenture was converted. The number of shares issued was calculated using a price of $4.16 per share, which in accordance with the terms of the Debentures is the amount equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding May 23, 2006.

•	On May 24, 2006, Hollywood Media issued 19,474 shares of common stock valued at $4.40 per share, which was the closing price of Hollywood Media common stock on the trading date prior to the May 18, 2006 date of grant, in payment of $85,688 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On June 1, 2006, Hollywood Media issued 6,250 shares of common stock valued at $22,188, pursuant to the exercise of an employee stock option with an exercise price of $3.55 per share.

•	On June 1, 2006, Hollywood Media issued 2,500 shares of common stock valued at $9,100, pursuant to the exercise of an employee stock option with an exercise price of $3.64 per share.

•	On June 15, 2006, Hollywood Media issued 7,500 shares of common stock valued at $30,525, pursuant to the exercise of an employee stock option with an exercise price of $4.07 per share.

•	On June 15, 2006, Hollywood Media issued 2,000 shares of common stock valued at $8,200, pursuant to the exercise of an employee stock option with an exercise price of $4.10 per share.

•	On July 26, 2006, Hollywood Media issued 23,844 shares of common stock valued at $4.194 per share, which was the average of the closing price of Hollywood Media common stock on the ten trading days immediately prior to the June 13, 2006 issuance date, in payment of the $100,000 stock component of the purchase price for the acquisition of the shares of Screenline common stock pursuant to the terms of the stock purchase agreement, which in the financial statements is recorded as common stock issuable and included in additional paid-in capital on the accompanying balance sheet at June 30, 2006.
(7) SEGMENT REPORTING:
       Hollywood Media’s reportable segments are Broadway Ticketing, Data Business, Ad Sales, Intellectual Properties, Cable TV and Other. The Broadway ticketing segment sells tickets to live theater events for Broadway, Off-Broadway and London’s West End, and hotel and restaurant packages, online and offline, and to domestic and international travel professionals including travel agencies and tour operators, educational institutions and consumers. The Data Business segment licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of events around the country to media, wireless and Internet companies), ExhibitorAds (which creates exhibitor paid directory ads for insertion in newspapers around the country and provides other exhibitor marketing services) and previously included Baseline/StudioSystems (which generated licensing fees for informational database with customers including movie studios, movie and TV production companies and professionals in the feature film and television industry and web portals) until Baseline/StudioSystems was sold to The New York Times Company on August 25, 2006. The Ad Sales segment sells advertising on Hollywood.com, Broadway.com and MovieTickets.com and, through CinemasOnline, sells advertising on cinema and live theatre websites in the U.K. and Ireland. The intellectual properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. Cable TV comprises Hollywood.com Television and Broadway.com Television which offer interactive entertainment and information with on-demand video content to subscribers in certain cable TV systems of the distributing cable operators including Cablevision Systems, Cox Communications, Comcast, Insight Communications, Charter, Bresnan and Mediacom. The Other segment is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses such as audit fees, proxy costs, insurance, centralized information technology, and includes consulting fees and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media and its Independent Registered Public Accounting Firm to make an assessment of and report on internal control over financial reporting.
       Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.
       The following table provides summary financial information regarding Hollywood Media’s reportable segments.

	Six months ended June 30,		Three months ended June 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Net Revenues:
Broadway Ticketing	$58,784,512	$45,436,255	$34,750,569	$26,990,600
Data Business	3,288,016	3,113,598	1,639,295	1,588,160
Ad Sales	5,258,941	5,036,895	2,845,876	2,756,022
Intellectual Properties	478,693	489,168	282,240	203,359
Cable TV	116,130	34,000	37,955	29,000
Other	—	—	—	—

	$67,926,292	$54,109,916	$39,555,935	$31,567,141

Operating Income (Loss):
Broadway Ticketing	$1,302,061	$1,731,835	$913,140	$895,976
Data Business	1,090,391	1,083,963	557,396	476,775
Ad Sales	(878,664)	(414,703)	(296,170)	4,039
Intellectual Properties	(121)	(3,749)	22,594	(28,237)
Cable TV	(271,230)	(315,959)	(136,873)	(161,897)
Other	(5,423,244)	(5,402,467)	(2,372,264)	(2,398,132)

	$(4,180,807)	$(3,321,080)	$(1,312,177)	$(1,211,476)

	Six months ended June 30,		Three months ended June 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Capital Expenditures
Broadway Ticketing	$156,901	$227,967	$101,716	$41,357
Data Business	22,911	22,038	19,233	18,333
Ad Sales	354,507	143,547	163,435	85,159
Intellectual Properties	—	—	—	—
Cable TV	2,015	—	2,015	—
Other	116,381	144,144	36,977	55,230

	$652,715	$537,696	$323,376	$200,079

Depreciation and Amortization Expense:
Broadway Ticketing	$135,670	$136,212	$71,645	$67,346
Data Business	87,868	87,246	40,990	43,637
Ad Sales	484,341	544,414	243,364	261,581
Intellectual Properties	—	—	—	—
Cable TV	5,439	6,841	2,424	3,432
Other	231,996	236,775	110,692	121,824

	$945,314	$1,011,488	$469,115	$497,820

	June 30,	December 31,
	2007	2006
	(unaudited)
Segment Assets:
Broadway Ticketing	$33,739,650	$31,405,727
Data Business	10,245,936	10,512,528
Ad Sales	30,599,511	30,579,885
Intellectual Properties	678,381	708,988
Cable TV	144,508	159,116
Other	14,714,032	26,643,360

	$90,122,018	$100,009,604

(8) CERTAIN COMMITMENTS AND CONTINGENCIES:
Self-Insurance Accruals
       Until June 2007 Hollywood Media maintained self-insured retentions for its health benefits programs and limited its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management was required to use judgment to estimate the ultimate cost that would be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of each balance sheet date. When estimating the Company’s self-insurance liability, management considered a number of factors, which included historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the potential liability under the stop-loss insurance coverage using incurred but not reported analyses provided by Hollywood Media’s broker. The analyses used historical claims experience data available under the current self-insurance plan, which was then analyzed by the broker’s underwriters. The Company had $50,000 and $124,255 accrued for potential claims at June 30, 2007 and December 31, 2006, respectively. The insurance expense under the U.S. group insurance plan for the six and three months ended June 30, 2007 was $249,519 and $115,360, respectively, and $170,068 and $121,252 for the six and three months ended June 30, 2006, respectively, and is included in “payroll and benefits” in the accompanying condensed consolidated statements of operations. In June of 2007, Hollywood Media ceased the self-insurance program in favor of a more cost efficient third party insured plan. The remaining liability is expected to cover potential claims incurred but not reported, which may be paid, over the remaining three months of the self-insurance tail period.
Litigation -
       In August 2007, a lawsuit was filed against Hollywood Media alleging trademark infringement. Hollywood Media has engaged counsel to handle this case and is preparing an answer to the complaint. Hollywood media denies any wrongdoing, does not believe any monies are owed and intends to defend this case vigorously.
       In addition to the legal proceedings described above, Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business.
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
Overview
       Hollywood Media is a provider of information, data, news and other content, and ticketing to consumers and businesses covering the entertainment, Internet and media industries. We own and operate a number of business units focused on the entertainment and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from Broadway and London’s West End ticket sales to both individuals and groups, data syndication, subscription fees, content licensing fees, advertising, and book development license fees and royalties. Our Data Syndication business includes CinemaSource, EventSource, and ExhibitorAds, and previously included our Baseline/StudioSystems business unit (“Baseline”) until it was sold to The New York Times Company on August 25, 2006. Our Broadway Ticketing business includes Broadway.com, 1-800-Broadway, Theatre Direct and Theatre.com. These services supply media outlets with specific information on entertainment events, such as movies, live theater and concerts and sell tickets for live theater. Hollywood Media’s businesses also include an intellectual property business, Hollywood.com, the U.K. based CinemasOnline companies and a minority interest in MovieTickets.com. In addition, Hollywood Media owns and operates the cable television network, Hollywood.com Television.
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
Results of Operations
       The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the six months ended June 30, 2007 (“Y2-07”) and 2006 (“Y2-06”) and the three months ended June 30, 2007 (“Q2-07”) and 2006 (“Q2-06”), respectively:

	Broadway	Data		Intellectual	Cable
Y2-07	Ticketing	Business	Ad Sales	Properties (a)	TV	Other	Total
(unaudited)
Net Revenues	$58,784,512	$3,288,016	$5,258,941	$478,693	$116,130	$—	$67,926,292
Operating Expenses	57,482,451	2,197,625	6,137,605	478,814	387,360	5,423,244	72,107,099

Operating Income (loss)	$1,302,061	$1,090,391	$(878,664)	$(121)	$(271,230)	$(5,423,244)	$(4,180,807)

% of Total Net Revenue	86%	5%	8%	1%	0%	—	100%

Y2-06
(unaudited)
Net Revenues	$45,436,255	$3,113,598	$5,036,895	$489,168	$34,000	$—	$54,109,916
Operating Expenses	43,704,420	2,029,635	5,451,598	492,917	349,959	5,402,467	57,430,996

Operating Income (loss)	$1,731,835	$1,083,963	$(414,703)	$(3,749)	$(315,959)	$(5,402,467)	$(3,321,080)

% of Total Net Revenue	84%	6%	9%	1%	0%	—	100%

	Broadway	Data		Intellectual	Cable
Q2-07	Ticketing	Business	Ad Sales	Properties (a)	TV	Other	Total
(unaudited)
Net Revenues	$34,750,569	$1,639,295	$2,845,876	$282,240	$37,955	$—	$39,555,935
Operating Expenses	33,837,429	1,081,899	3,142,046	259,646	174,828	2,372,264	40,868,112

Operating Income (loss)	$913,140	$557,396	$(296,170)	$22,594	$(136,873)	$(2,372,264)	$(1,312,177)

% of Total Net Revenue	88%	4%	7%	1%	0%	—	100%

Q2-06
(unaudited)
Net Revenues	$26,990,600	$1,588,160	$2,756,022	$203,359	$29,000	$—	$31,567,141
Operating Expenses	26,094,624	1,111,385	2,751,983	231,596	190,897	2,398,132	32,778,617

Operating Income (loss)	$895,976	$476,775	$4,039	$(28,237)	$(161,897)	$(2,398,132)	$(1,211,476)

% of Total Net Revenue	85%	5%	9%	1%	0%	—	100%

a.	Does not include Hollywood Media’s 50% interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media’s share of the income (loss) is reported as Equity in Earnings of Unconsolidated Investees (discussed below).

Composition of our segments is as follows:
•	Broadway Ticketing – sells tickets via Broadway.com, 1-800-BROADWAY, Theatre.com and TDI to live theater events for Broadway, Off-Broadway and London’s West End, and hotel and restaurant packages, to consumers, domestic and international travel professionals including travel agencies and tour operators, and educational institutions.

•	Data Business – licenses entertainment content and data and includes CinemaSource (which licenses movie showtimes and other movie content), EventSource (which licenses local listings of live events for over 10,000 venues and approximately 110,000 events per month including concerts, sporting events, festivals, fairs and shows, touring companies, company playhouses and dinner theaters to media, wireless and Internet companies) and ExhibitorAds (which creates exhibitor-paid directory ads for insertion in newspapers in the U.S. and provides other exhibitor marketing services).

•	Ad Sales – sells advertising on Hollywood.com, Broadway.com and MovieTickets.com, and includes CinemasOnline which sells advertising on cinema and live theatre websites in the U.K. Hollywood.com receives commissions on the ads it sells on MovieTickets.com.

•	Intellectual Properties – owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes a 51% interest in Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners.

•	Cable TV – comprised of Hollywood.com Television and Broadway.com Television, Free-VOD channels that offer interactive entertainment information with on-demand video content to subscribers in certain cable TV systems.

•	Other – is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls.
NET REVENUES
       Total net revenues were $67,926,292 for Y2-07 as compared to $54,109,916 for Y2-06, an increase of $13,816,376 or 26%, and $39,555,935 for Q2-07 as compared to $31,567,141 for Q2-06, an increase of $7,988,794 or 25%. The increase in net revenue from Y2-06 to Y2-07 and Q2-07 over Q2-06 was primarily due to growth in our Broadway Ticketing Division. In Q2-07 net revenues were derived 88% from Broadway Ticketing, 4% from Data Business, 7% from Ad Sales and 1% from Intellectual Properties. In Q2-06 net revenues were derived 85% from Broadway Ticketing, 5% from Data Business, 9% from Ad Sales and 1% from Intellectual Properties.

       Broadway Ticketing net revenues were $58,784,512 and $45,436,255 for Y2-07 and Y2-06, respectively, an increase of $13,348,257 or 29%, and such net revenues were $34,750,569 and $26,990,600 for Q2-07 and Q2-06, respectively, an increase of $7,759,969 or 29%. The increase in Broadway Ticketing net revenues in Y2-07 from Y2-06, and in Q2-07 from Q2-06, was primarily due to the following: (i) the purchase of Showtix on February 1, 2007; and (ii) ticket price increases by theaters, increased number of tickets sold, changes in our marketing and advertising strategies, and increased availability of tickets to top shows. Ticketing net revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London’s West End both online via Broadway.com and Theatre.com and offline via 1-800-BROADWAY to domestic and international travel professionals, traveling consumers and New York area theater patrons. Ticketing net revenue is recognized on the date of performance of the show. Ticketing net revenue received for performances yet to take place is recorded as deferred revenue in our condensed consolidated balance sheet.
       Data Business net revenues (which includes CinemaSource, EventSource and ExhibitorAds) were $3,288,016 for Y2-07 as compared to $3,113,598 for Y2-06, an increase of $174,418 or 6%, and such net revenues were $1,639,295 for Q2-07 as compared to $1,588,160 for Q2-06, an increase of $51,135 or 3%. This increase in Data Business revenue in Y2-07 over Y2-06, and Q2-07 over Q2-06, is attributable primarily to additional licensing agreements entered into in our Data Business. Revenue for CinemaSource and EventSource is generated by the licensing of movie, event and theater showtimes and other information to media outlets and Internet companies including newspapers such as The New York Times, Internet companies including AOL’s Moviefone and City Guide, MSN, Yahoo!, Google and wireless providers. Revenue for ExhibitorAds is generated by creating exhibitor paid directory ads for insertion in newspapers.
       Ad Sales net revenue was $5,258,941 for Y2-07 as compared to $5,036,895 for Y2-06, an increase of $222,046 or 4%, and such net revenues were $2,845,876 and $2,756,022 for Q2-07 and Q2-06, respectively, an increase of $89,854 or 3%. The increase in Ad Sales revenue in Y2-07 over Y2-06, and Q2-07 over Q2-06, is attributable primarily to increased commissions earned by Hollywood.com for ad sales on MovieTickets.com. Ad sales revenues are generated from the sale of sponsorships and advertisements on Hollywood.com and Broadway.com, as well as by advertisements generated by CinemasOnline.
       Net revenues from our Intellectual Properties division were $478,693 for Y2-07 as compared to $489,168 for Y2-06, a decrease of $10,475 or 2%, and such net revenues were $282,240 for Q2-07 as compared to $203,359 for Q2-06, an increase of $78,881, or 39%. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income (loss) is reported as Equity in Earnings (Losses) of Unconsolidated Investees (discussed below).
EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES
       Equity in earnings (losses) of unconsolidated investees consisted of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
NetCo Partners (a)	$875	$(1,768)	$671	$(3,473)
MovieTickets.com (b)	—	—	—	—

	$875	$(1,768)	$671	$(3,473)

       (a) NetCo Partners
       NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of earnings by NetCo Partners was $875 for Y2-07 compared to a net loss of $1,768 for Y2-06, an increase of $2,643. Hollywood Media’s 50% share of earnings was $671 for Q2-07 as compared to a net loss of $3,473 for Q2-06, an increase of $4,144. NetCo Partners recognized $1,341 in income during Q2-07.
       (b) MovieTickets.com
       Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture. Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com income or loss as equity in earnings of investees. Hollywood Media shared in 26.2% of the losses or income generated by the joint venture during Q2-07 and Q2-06. We have not recorded any of our share of the joint venture’s results of operations in Q2-07 and Q2-06 related to our investment in MovieTickets.com because the investment has been reduced to zero. Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not guaranteed to fund future losses, if any, generated by MovieTickets.com. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising.
OPERATING EXPENSES
       Cost of revenues — ticketing. Cost of revenues — ticketing was $50,176,228 for Y2-07 compared to $37,924,753 for Y2-06 for an increase of $12,251,475 or 32%. Cost of revenues – ticketing for Q2-07 was $29,964,352 compared to $23,177,800 for Q2-06 for an increase of $6,786,552 or 29%. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals. As a percentage of ticketing revenue, cost of revenue – ticketing was 85% and 83% for Y2-07 and Y2-06, respectively, and 86% for both Q2-07 and Q2-06. The increase in cost of revenue as a percentage of ticketing revenue in Y2-07 compared to Y2-06 was due in large part to increased sales in group tickets which carry a lower gross profit margin.

       Editorial, production, development and technology. Editorial, production, development and technology costs include payroll and related expenses for the editorial and production staff responsible for creating content on Hollywood Media’s websites for our Ad Sales and Data Business segments, and these expenses also include Internet access and computer related expenses for the support and delivery of our information services, and fees and royalties paid to authors and co-editors for the intellectual properties segment. Editorial, production, development and technology costs were $3,993,379 for Y2-07 as compared to $3,360,059 for Y2-06, an increase of $633,320 or 19%, and $2,037,594 for Q2-07 as compared to $1,674,975 for Q2-06, an increase of $362,619 or 22%. As a percentage of revenues from our Ad Sales, Data Business and Intellectual Properties segments, these costs were 44% and 39% for Y2-07 and Y2-06, respectively, and 42% and 37% for Q2-07 and Q2-06, respectively. These cost increases were due in large part to increased investment in the Ad Sales segment in terms of further development of our web sites.
       Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist of occupancy costs, production costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising representative firms and other parties). SG&A expenses for Y2-07 were $8,168,931 compared to $7,278,119 for Y2-06, an increase of $890,812 or 12%. SG&A expenses for Q2-07 were $3,902,577 compared to $3,280,216 in Q2-06, an increase of $622,361 or 19%. The increase in SG&A expenses in Y2-07 as compared to Y2-06 was due primarily to the following: (i) increased occupancy expense of approximately $345,000 for our Broadway Ticketing division, of which $258,919 is temporary redundant lease expense while we move our New York offices, (ii) an increase of approximately $426,000 in marketing expenses in our Broadway Ticketing division, and (iii) increased costs associated with legal expenses, recruitment and telephone expenses offset by decreases in insurance and consulting expenses. The increase in SG&A expenses in Q2-07 as compared to Q2-06, was due in large part to the following: (i) increased occupancy expense of approximately $212,000 for our Broadway Ticketing division, of which $181,243 is temporary redundant lease expense while we move our New York offices, and (ii) an increase of approximately $416,000 in marketing expenses in our Broadway Ticketing division. As a percentage of net revenue, SG&A expenses decreased to 12% for Y2-07 as compared to 13% for Y2-06, and was 10% for each of Q2-07 and Q2-06.
       Payroll and Benefits.
       Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.
       Payroll and benefits expenses for Y2-07 were $8,823,247 compared to $7,856,577 for Y2-06, for an increase of $966,670 or 12%. Payroll and benefits expenses for Q2-07 were $4,494,474 compared to $4,147,806 for Q2-06, an increase of $346,668, or 8%. As a percentage of net revenues, payroll and benefits expenses were approximately 13% and 15% for Y2-07 and Y2-06, respectively, and 11% and 13% for Q2-07 and Q2-06, respectively.
       The increase in payroll and benefits costs in Y2-07 as compared to Y2-06 was due in large part to the following factors: (i) approximately $302,000 in additional payroll and benefits expenses resulting from the acquisition of Showtix in February 2007, (ii) an increase of approximately $161,000 related to Theatre.com, which began operations in February 2006, (iii) $202,000 in increased expenses related to the Ad Sales salesforce due to the hiring of additional salespersons, and (iv) an increase in health insurance and accrued expense for matching contributions to the 401(k) plan of approximately $115,000 and $85,000, respectively.
       The increase in payroll and benefits costs in Q2-07 as compared to Q2-06 was due in large part to the following factors: (i) approximately $176,000 in additional payroll and benefits expenses resulting from the acquisition of Showtix in February 2007, (ii) an increase of approximately $96,000 related to Theatre.com, and (iii) $127,000 in increased expenses related to the Ad Sales salesforce due to the hiring of additional salespersons.
       Depreciation and amortization.
       Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, equipment under capital leases and amortization of intangible assets. Depreciation and amortization expense was $945,314 for Y2-07 as compared to $1,011,488 for Y2-06 for a decrease of $66,174 or 7%. Q2-07 depreciation and amortization expense was $469,115 compared to $497,820 for Q2-06, a decrease of $28,705 or 6%. The decrease in depreciation and amortization expense is primarily due to assets becoming fully depreciated during or prior to Y2-07 and Q2-07 and an adjustment of estimated lives of certain intangible assets from the CinemasOnline acquisition.
       Interest, net.
       Interest, net was ($320,286) for Y2-07 as compared to ($1,183,962) for Y2-06 and ($138,615) for Q2-07 as compared to ($559,696) for Q2-06. The decrease in net interest expense for Q2-07 and Y2-07 as compared to Q2-06 and Y2-06, was primarily attributable to the payoff of $7.0 million principal amount of Senior Unsecured Notes in May 2007, accretion of debt discount, as well as income from interest bearing accounts.
       Change in derivative liability.
       Change in derivative liability was $0 for Y2-07 as compared to income of $344,000 for Y2-06. The change in derivative liability was $0 for Q2-07 as compared to $584,000 for Q2-06. The change in derivative liability from Y2-07 as compared to Y2-06 and Q2-07 as compared to Q2-06 was due to a change in accounting principle from the adoption of a new accounting pronouncement effective as of January 1, 2007, which eliminated the derivative liability through additional paid-in capital. See Note 5 of the notes to condensed consolidated financial statements included in this report.
LIQUIDITY AND CAPITAL RESOURCES
       Hollywood Media’s cash and cash equivalents were $12,616,083 at June 30, 2007 as compared to $27,448,649 at December 31, 2006, a decrease of $14,832,566 which was attributable in large part to the following: (i) the May 2007 payment of $7,000,000 principal amount of senior unsecured notes, described below, (ii) $2,680,659 of cash used for the purchase of Showtix in February 2007, described in Note 4 of the notes to condensed consolidated financial statements included in this report, and (iii) the purchase during Y2-07 of an additional $2,474,594 of ticket inventory available for sale by our Broadway Ticketing business. Our net working capital surplus (defined as current assets less current liabilities) was $10,692,201 at June 30, 2007 as compared to $16,380,362 at December 31, 2006.
       Net cash used in operating activities for continuing operations was $4,656,057 during Y2-07 as compared to $3,774,667 during Y2-06, which cash usage for Y2-07 included, among other things, $2,474,594 to purchase Broadway tickets held for sale. Net cash used in investing activities was $3,318,647 during Y2-07 as compared to $768,151 during Y2-06, which cash usage for Y2-07 included, among other things, $2,680,659 expended for the purchase of Showtix and $652,715 for capital expenditures. Net cash used by financing activities was $6,857,862 during Y2-07, including, among other things, $7,000,000 in payment of certain senior unsecured notes, and $31,665 in capital lease payments, partially offset by $173,803 in proceeds from stock option exercises, as compared to net cash provided by financing activities of $60,460 during Y2-06.
       Sale of Baseline StudioSystems Business Unit to The New York Times Company
       On August 25, 2006, Hollywood Media entered into and simultaneously closed on a definitive stock purchase agreement (the “Purchase Agreement”) with The New York Times Company, a New York corporation (“The New York Times”), pursuant to which The New York Times purchased all of the outstanding capital stock of Hollywood Media’s wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000. BAC was the subsidiary of Hollywood Media that owned Hollywood Media’s Baseline business unit. Baseline constituted a portion of Hollywood Media’s Data Business division. This sale to The New York Times did not include the other components of Hollywood Media’s Data Business division (e.g., CinemaSource, EventSource and ExhibitorAds). $3.5 million dollars of the purchase price is being held in escrow for twelve months following the closing to cover potential indemnification claims by The New York Times under the terms of the Purchase Agreement. As of the date of this Form 10-Q, Hollywood Media is not aware of any claim against the escrow and estimates that the full amount of the escrow, net of $700,000 for payment of previously expensed bonuses due the former division heads under preexisting agreements, will be released after the one-year period is over as per the terms of the purchase agreement. The currently expected net escrow payment to Hollywood Media includes $2,800,000 plus $110,088 in interest, and is included in “Other current assets” in the accompanying condensed consolidated balance sheet as of June 30, 2007. For additional information about this transaction, see Note 3 “Discontinued Operations” in the notes to the condensed consolidated financial statements contained in this Form 10-Q report.
Senior Unsecured Notes Issued in 2005
       On November 23, 2005, Hollywood Media issued and sold $7,000,000 aggregate principal amount of its Senior Unsecured Notes (the “Senior Notes”) for aggregate gross cash proceeds of $7,000,000. In May 2007, Hollywood Media paid off the Senior Notes in full, including the $7,000,000 in principal plus accrued interest, in accordance with the terms of the Senior Notes, and there is no outstanding balance remaining on the Senior Notes. The Senior Notes carried an 8% interest rate and an initial 12 month term, on which interest was payable in quarterly installments commencing December 31, 2005. Hollywood Media’s proceeds related to the issuance, net of issuance costs, were $6,595,690. The holders of the Senior Notes also received warrants to purchase 700,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share. In March 2006, Hollywood Media exercised its option under the terms of the Senior Notes, to extend the maturity date of the Senior Notes to May 23, 2007 in exchange for the delivery of additional five-year warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock with exercise price per share at $4.29. The Senior Notes were not convertible at the option of the holders.
Outlook
       The increase in cash and cash equivalents during 2006 provided additional capital, a portion of which we are utilizing for our business activities. The growth of our businesses, including our data syndication, ticketing and Ad Sales operations has required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate will be satisfied from our cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through June 30, 2008. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to offset operating expenses.
       While we expect growth in Hollywood Media’s major business units in the year ahead, we are also exploring a number of scenarios that may help us to realize the full value of our assets in the interest of our shareholders. Although we believe Hollywood Media’s prospects remain strong and we continue developing our businesses, we are also working to actively consider opportunities for our businesses, including potential dispositions. As a result of this ongoing process, Hollywood Media currently is precluded from implementing certain alternatives for returning cash to shareholders which had been under consideration by our Board of Directors. When this process is concluded, the Board intends to resume consideration of alternatives for returning cash to shareholders if deemed appropriate under the circumstances. We cannot make assurances as to the timing or occurrence of any such events.
Cash Usage for Capital Expenditures
       Our cash payments for capital expenditures in Y2-07 were approximately $0.7 million. This does not include any portion of the $2.6 million we paid in February 2007 in connection with our acquisition of the Broadway ticketing business of Showtix LLC, as further described in Note 4 of the notes to condensed consolidated financial statements included in this report. We currently anticipate additional cash usage for capital expenditures during 2007, after Q2-07, of approximately $0.6 million for various systems and equipment upgrades, as well as approximately $2.3 million for construction of leasehold improvements required under our new lease of office space (described below) in New York, New York. These anticipated 2007 capital expenditures do not include any estimates for potential business acquisitions.
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
Off-Balance Sheet Arrangements
       At June 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”
Critical Accounting Policies
       In response to the SEC’s Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 2 of the notes to the condensed consolidated financial statements included in this Form 10-Q, and Note 2 to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2006.
       Allowance for Doubtful Accounts
       Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,057,847 and $1,198,370 at June 30, 2007 and December 31, 2006, respectively. The decrease is primarily attributable to a decrease in the allowance for the Broadway Ticketing Division of $163,901. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements.

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
       Self-Insurance Accruals
       Until June 2007, Hollywood Media maintained self-insured retentions for its health benefits programs and limited its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management was required to use judgment to estimate the ultimate cost that would be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of each balance sheet date. When estimating the Company’s self-insurance liability, management considered a number of factors, which included historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the potential liability under the stop-loss insurance coverage using incurred but not reported analyses provided by Hollywood Media’s broker. The analyses used historical claims experience data available under the current self-insurance plan, which was then analyzed by the broker’s underwriters. The Company had $50,000 and $124,255 accrued for potential claims at June 30, 2007 and December 31, 2006, respectively. The insurance expense under the U.S. group insurance plan for the six and three months ended June 30, 2007 was $249,519 and $115,360, respectively, and $170,068 and $121,252 for the six and three months ended June 30, 2006, respectively, and is included in “payroll and benefits” in the accompanying condensed consolidated statements of operations. In June of 2007, Hollywood Media ceased the self-insurance program in favor of a more cost efficient third party insured plan. The remaining liability is expected to cover potential claims incurred but not reported, which may be paid, over the remaining 3 months of the self-insurance tail period.
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
       We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in Q2-07 or Q2-06.
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
       As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment test date and has conducted the required testing on that date each year commencing in 2002. As of June 30, 2007, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we apply a hypothetical 10% decrease to the fair values of each reporting unit. We do not believe this hypothetical decrease would result in the impairment of goodwill of any reporting unit as of June 30, 2007.
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
       We have an investment in a subsidiary in the United Kingdom and sell our services into this foreign market. Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for the United Kingdom at June 30, 2007 and December 31, 2006 of U.S. dollar equivalents was $(770,192) and $(238,570), respectively.

       Our United Kingdom subsidiary sells services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $237,110 for the quarter ended June 30, 2007.
         As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction charge of $14,718 for the quarter ended June 30, 2007. However, a larger decline in the British foreign currency could have a larger and possibly material adverse affect.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
       An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of June 30, 2007, to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.
       As previously reported in Hollywood Media’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2007, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2006 and included its Report on Internal Control Over Financial Reporting in such Form 10-K. The Report on Internal Control over Financial Reporting concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business, which are more fully described in such Form 10-K, constituted a material weakness in Hollywood Media’s internal control over financial reporting. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2007, Hollywood Media had not fully remediated this material weakness.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
       See “Note (8) – CERTAIN COMMITMENTS AND CONTINGENCIES — Litigation” in the Notes to Condensed Consolidated Financial Statements contained in Part I of this 10-Q Report.
ITEM 1A. RISK FACTORS
       Management has not identified any material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
       The following securities were issued by Hollywood Media during the quarter ended June 30, 2007, in transactions that were not registered under the Securities Act of 1933:
•	On April 25, 2007, Hollywood Media issued 8,174 shares of common stock pursuant to cashless exercises of warrants with an exercise price of $2.84 per share. The warrants were issued in connection with a private placement completed in 2004.

•	On May 14, 2007, Hollywood Media issued 22,766 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On May 16, 2007, Hollywood Media issued 67,202 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On May 17, 2007, Hollywood Media issued 4,698 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On May 17, 2007, Hollywood Media issued 12,014 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $4.00 per share. The warrant was issued in connection with a debt offering completed in 2001.

•	On May 18, 2007, Hollywood Media issued 11,743 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On May 21, 2007, Hollywood Media issued 22,584 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

       The securities described above were issued without registration under the Securities Act of 1933 by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof and/or Regulation D thereunder, based upon investment representations to Hollywood Media.
Issuer Repurchases of Equity Securities
       Hollywood Media did not repurchase any shares of its common stock during the quarter ended June 30, 2007.
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

HOLLYWOOD MEDIA CORP.
Date: August 9, 2007	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive Officer (Principal executive officer)

Date: August 9, 2007	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer (Principal accounting officer)