Form 10-Q
period 2007-09-30
HOLLYWOOD MEDIA CORP
filed 2007-11-09
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes     ☐  No ☒
As of November 5, 2007, there were 33,901,643 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,513,305	$27,448,649
Receivables, net	3,370,042	3,345,757
Inventories held for sale	6,778,180	3,374,127
Deferred ticket costs	16,922,634	15,273,324
Prepaid expenses	1,874,014	2,294,730
Other receivables	2,425,331	2,603,416
Other current assets	97,308	3,031,495
Restricted cash	—	90,000
Current assets of discontinued operations	—	974,026

Total current assets	65,980,814	58,435,524

PROPERTY AND EQUIPMENT, net	3,470,394	1,914,201
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	284,299	282,714
INTANGIBLE ASSETS, net	1,596,840	1,872,536
GOODWILL	30,237,137	27,832,214
OTHER ASSETS	130,978	110,678
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	—	9,561,737

TOTAL ASSETS	$101,700,462	$100,009,604

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,347,828	$3,084,420
Accrued expenses and other	5,471,171	6,413,079
Deferred revenue	24,742,037	23,797,907
Customer deposits	1,304,574	1,775,713
Current portion of capital lease obligations	134,409	52,303
Senior unsecured notes, net	—	6,375,399
Current portion of note payable	21,287	—
Current liabilities of discontinued operations	—	556,341

Total current liabilities	38,021,306	42,055,162

DEFERRED REVENUE	551,890	570,218
CAPITAL LEASE OBLIGATIONS, less current portion	277,726	25,285
MINORITY INTEREST	13,851	62,040
OTHER DEFERRED LIABILITY	432,277	3,295
DERIVATIVE LIABILITY	—	1,423,464
NOTE PAYABLE, less current portion	39,208	—
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	170,723

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 33,901,643 and 33,476,530 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	339,017	334,765
Additional paid-in capital	315,005,088	311,210,796
Accumulated deficit	(252,979,901)	(255,846,144)

Total shareholders’ equity	62,364,204	55,699,417

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,700,462	$100,009,604

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
NET REVENUES
Ticketing	$83,870,628	$66,980,245	$25,086,116	$21,543,990
Other	8,975,526	8,407,726	3,121,762	2,847,663

	92,846,154	75,387,971	28,207,878	24,391,653

OPERATING COSTS AND EXPENSES
Cost of revenues — ticketing	70,599,583	56,026,353	20,423,355	18,101,600
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	4,594,731	3,811,974	1,587,767	1,350,998
Selling, general and administrative	11,699,046	10,449,058	3,904,735	3,521,202
Payroll and benefits	12,292,806	10,435,334	4,218,281	3,271,800
Depreciation and amortization	1,318,629	1,373,840	461,183	449,598

Total operating costs and expenses	100,504,795	82,096,559	30,595,321	26,695,198

Loss from operations	(7,658,641)	(6,708,588)	(2,387,443)	(2,303,545)

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES	2,061	(1,550)	1,186	218

OTHER INCOME (EXPENSE):
Interest, net	(87,458)	(1,608,894)	232,163	(425,100)
Change in derivative liability	—	584,000	—	240,000
Other, net	60,381	(140,399)	21,119	(57,915)

Loss from continuing operations before minority interest	(7,683,657)	(7,875,431)	(2,132,975)	(2,546,342)

MINORITY INTEREST IN (INCOME) LOSSES OF SUBSIDIARIES	(21,488)	34,351	(21,106)	4,095

Loss from continuing operations	(7,705,145)	(7,841,080)	(2,154,081)	(2,542,247)

Gain on sale of discontinued operations, net of income taxes	9,953,105	16,863,911	9,953,105	16,863,911
Income from discontinued operations	1,345,856	2,200,879	296,918	642,464

Income from discontinued operations	11,298,961	19,064,790	10,250,023	17,506,375

Net income	$3,593,816	$11,223,710	$8,095,942	$14,964,128

Basic and diluted income (loss) per common share
Continuing operations	$(0.23)	$(0.24)	$(0.06)	$(0.08)
Discontinued operations	0.34	0.58	0.30	0.53

Total basic and diluted net income per share	$0.11	$0.34	$0.24	$0.45

Weighted average common and common equivalent shares Outstanding — basic and diluted	33,439,931	32,641,278	33,613,357	32,958,073

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,593,816	$11,223,710
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations	(11,298,961)	(19,064,790)
Depreciation and amortization	1,318,629	1,373,840
Interest paid in stock	—	38,465
Amortization of discount and beneficial conversion feature on convertible debentures	—	59,073
Change in derivative liability	—	(584,000)
Amortization of debt issuance costs	—	327,096
Amortization of discount on senior unsecured notes	624,601	930,229
Amortization of deferred financing costs	—	4,535
Equity in earnings of unconsolidated investees, net of return of invested capital	(1,585)	273,544
Stock option expense	127,047	238,154
Compensation expense on employee stock issuances	170,110	509,796
Amortization of deferred compensation costs	487,500	487,500
Provision for bad debts	400,739	545,737
Minority interest in earnings of subsidiaries, net of distributions to minority owners	(48,189)	(55,539)

Changes in assets and liabilities:
Receivables	(425,024)	(738,206)
Inventories held for sale	(3,404,053)	(1,910,418)
Deferred ticket costs	(1,649,310)	(3,476,545)
Prepaid expenses	261,517	343,784
Other receivables	546,404	(974,144)
Other current assets	(11,774)	(49,022)
Other assets	(20,300)	(48,468)
Accounts payable	2,037,800	469,915
Accrued expenses and other	(2,195,875)	162,180
Deferred revenue	925,802	3,378,129
Customer deposits	(471,139)	191,585
Other deferred liability	428,982	(9,990)

Net cash used in operating activities — continuing operations	(8,603,263)	(6,353,850)
Net cash provided by operating activities — discontinued operations	1,790,188	2,647,201

Net cash used in operating activities	(6,813,075)	(3,706,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,969,538)	(801,429)
Acquisition of businesses, net of cash acquired	(2,690,659)	4,955
Proceeds from sale of assets	25,460,809	25,695,214
Acquisition of intangible assets	(197,154)	(153,517)
Proceeds from property and equipment sales	10,010	—
Loss on disposition of assets	974	—
Restricted cash	90,000	(90,000)

Net cash provided by investing activities — continuing operations	20,704,442	24,655,223
Net cash used in investing activities — discontinued operations	(26,123)	(843,532)

Net cash provided by investing activities	20,678,319	23,811,691

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from exercise of stock options	203,824	182,881
Proceeds received from exercise of warrants, net	—	188,803
Payments under capital lease obligations	(56,935)	(38,383)
Note payable	60,495	—
Extinguishment of senior unsecured notes	(7,000,000)	—

Net cash provided by (used in) financing activities — continuing operations	(6,792,616)	333,301
Net cash used in financing activities — discontinued operations	(7,972)	(25,843)

Net cash provided by (used in) financing activities	(6,800,588)	307,458

Net increase in cash and cash equivalents	7,064,656	20,412,500

CASH AND CASH EQUIVALENTS, beginning of period	27,448,649	6,940,928

CASH AND CASH EQUIVALENTS, end of period	$34,513,305	$27,353,428

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$247,510	$501,789

Taxes paid	$605,630	$782

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) BASIS OF PRESENTATION AND CONSOLIDATION:
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s financial position and results of operations. The results of operations for the nine and three months ended September 30, 2007 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.
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
Income (Loss) Per Common Share
     Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS No. 128”), issued by the Financial Accounting Standards Board (“FASB”) requires companies to present basic and diluted earnings per share (“EPS”). Income (Loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.
     Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 2,851,928 and 5,950,236 at September 30, 2007 and 2006, respectively, were excluded from the calculation of diluted loss per share for the nine and three months ended September 30, 2007 and 2006, respectively, because their impact was anti-dilutive to the loss from continuing operations. Non-vested shares relating to outstanding options and warrants are not included in the basic calculation until vesting occurs. There were 200,000 and 400,000 unvested shares as of September 30, 2007 and 2006, respectively.

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
Receivables
     Receivables consist of amounts due from: customers who have advertised on Hollywood Media’s websites and other media; MovieTickets.com for commissions due for ad sales on the MovieTickets.com website; customers who have purchased live theater tickets; and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable.
Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance includes all receivables 180 days overdue, and other receivables if estimated to be uncollectible. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,081,434 and $1,159,503 at September 30, 2007 and December 31, 2006, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

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
     In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all entities subject to income taxes and covers all tax positions accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.
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
(3) DISCONTINUED OPERATIONS
Baseline Acquisitions Corp.
     On August 25, 2006, Hollywood Media sold to a third party all of the outstanding capital stock of its wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000. As per the purchase agreement, $3,500,000 of the purchase price was held in escrow for twelve months following the closing to cover potential indemnification claims, if any, made by the third party. As of September 30, 2007, Hollywood Media received $2,800,000, representing the full amount of the escrow, net of costs of $700,000 for certain bonuses due to the former division heads.

Showtimes.com, Inc.
     On August 24, 2007, Hollywood Media Corp. entered into and simultaneously closed on a definitive asset purchase agreement with West World Media LLC (“WWM”) and its principal, a former employee, pursuant to which Hollywood Media sold to WWM substantially all of the assets of its wholly-owned subsidiary, Showtimes.com, Inc. (“Source”), for a cash purchase price of $23,000,000, subject to a working capital post-closing adjustment.
     Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company’s condensed consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the discontinued operations. The assets and liabilities of such operations have been classified as current or long term “Assets of discontinued operations” and current and long term “Liabilities of discontinued operations” in the accompanying December 31, 2006 condensed consolidated balance sheet and consist of the following:

December 31, 2006 (unaudited)
Current assets	$974,026
Property and equipment, net	138,478
Other assets	47,003
Goodwill	9,376,256

Total assets of discontinued operations	$10,535,763

Current liabilities	$556,341
Long-term liabilities	170,723

Total liabilities of discontinued operations	$727,064

     The net income from discontinued operations has been classified in the accompanying condensed consolidated statements of operations as “Income from discontinued operations.” Summarized results of discontinued operations for the nine and three months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007 (unaudited)	2006 (unaudited)	2007 (unaudited)	2006 (unaudited)
Operating revenue	$4,322,810	$8,449,034	$1,034,794	$2,478,878

Income from discontinued operations	$1,345,856	$2,200,879	$296,918	$642,464
Gain on sale of discontinued operations, net of income taxes of $839,061 for the nine and three months ended September 30, 2007 and $0 for the nine and three months ended September 30, 2006, respectively	9,953,105	16,863,911	9,953,105	16,863,911

Income from discontinued operations, net of income taxes	$11,298,961	$19,064,790	$10,250,023	$17,506,375

(4) SHOWTIX ACQUISITION:
     On February 1, 2007, Hollywood Media through its wholly-owned subsidiary Theatre Direct NY, Inc. (“Theatre Direct”) entered into a definitive asset purchase agreement with Showtix LLC (“Showtix”) and each of its members for the acquisition by Theatre Direct of substantially all of the assets of Showtix. Showtix is a full service, licensed group ticketing sales agency that sells tickets for Broadway and Off-Broadway theatrical performances. The acquisition was completed and closed on February 1, 2007. The aggregate purchase consideration was $2,695,483, including $2,600,000 in cash and $95,483 of acquisition costs. In addition, Showtix is also entitled to receive up to $370,000 in cash earn-outs as defined in the agreement. A reconciliation of the purchase price is provided below:

Purchase consideration	$2,695,483

Cash acquired	4,824
Accounts receivable	368,319
Prepaid	11,584

Total assets	$384,727

Current liabilities	$(94,167)

Total liabilities	$(94,167)

Net assets	$290,560

Excess of the purchase consideration over fair value of net assets acquired (included in ticketing segment)	$2,404,923

     The excess of the purchase consideration over the fair value of net assets has been classified preliminarily in goodwill in the accompanying condensed consolidated balance sheet as of September 30, 2007. The allocation of purchase price is pending valuation from third party experts which is expected to be finalized during 2007.
     The results of operations of Showtix have been included in Hollywood Media’s results of operations since the date of acquisition (February 1, 2007). The following are Hollywood Media’s pro forma results for the nine months ended September 30, 2007 and the nine and three months ended September 30, 2006 assuming that the acquisition had occurred on the first day of each period presented:

	Nine Months Ended	Nine Months Ended	Three Months Ended
	September 30, 2007 (unaudited)	September 30, 2006 (unaudited)	September 30, 2006 (unaudited)
Proforma net revenues	$93,582,459	$87,246,204	$26,734,748
Proforma net income	$3,575,515	$11,465,344	$14,887,600
Proforma net income per share	$0.11	$0.35	$0.45
Proforma weighted average common and common equivalent shares	33,439,931	32,641,278	32,958,073
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
     Upon issuance, Hollywood Media recognized the value attributable to the 700,000 issued Warrants in the amount of $1,865,037 as a discount against the Senior Notes. The Company valued the Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.45%, an expected volatility of 69.4% and a five year life; the fair value of the Warrants was determined to be $2.66 per share. Additional discount of $286,000 was recorded in conjunction with the 100,000 extension Warrants issued in March of 2006. The Company valued the additional Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.73%, an expected volatility of 64.2% and an approximate five year life; the fair value of the Warrants was determined to be $2.86 per share. The debt discount attributed to the value of the Warrants issued was amortized over the life of the Senior Notes as interest expense using the effective yield method. The Company amortized the Senior Notes debt discount attributed to the value of the Warrants of $624,601 for the nine months ended September 30, 2007, and $930,229 and

$304,888, respectively, for the nine and three months ended September 30, 2006. As of December 31, 2006, $624,601 of unamortized discount on the Senior Notes was reducing the face amount of the Senior Notes, and was being amortized to interest expense over the remaining term of the outstanding debt.
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
     Registration Payment Arrangement
     As required by the registration rights agreement entered into in connection with the Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants that was declared effective by the SEC on March 3, 2006, and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effective date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act. If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”) in violation of the agreement, and if there are no applicable defenses or limitations under the agreement or at law or otherwise, Hollywood Media would be required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period. As of September 30, 2007, none of the Warrants have been exercised and no Warrant shares have been issued.
     In accordance with EITF 00-19-2, Hollywood Media is required to calculate the maximum potential amount of consideration payable pursuant to registration payment arrangements, even if the likelihood of payments under such arrangements is remote. EITF 00-19-2 is applicable to financial statements issued for fiscal years beginning after December 15, 2006 and any interim periods therein. Assuming for purposes of this calculation that (i) all of the Warrants were exercised on September 30, 2007, (ii) the Warrant shares issued upon such exercise are available for resale under Rule 144(k) on September 30, 2009, (iii) the registration statement ceased to be effective in violation of the agreement on September 30, 2007 and does not become effective again before September 30, 2009, the remainder of the required registration period, and (iv) that there are no applicable defenses or limitations under the agreement or at law or otherwise, the maximum potential amount of consideration payable by Hollywood Media to the holders of Warrant shares would be $1,475,000. Management does not believe that any significant material payments are likely under this registration payment arrangement.
(6) COMMON STOCK:
     During the Nine Months Ended September 30, 2007:
•	On January 4, 2007, Hollywood Media issued 20,101 shares of common stock valued at $4.20 per share, which was the closing price of Hollywood Media common stock on the trading date prior to the January 1, 2007 date of grant, in payment of $84,422 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On January 22, 2007, Hollywood Media issued 1,000 shares of common stock valued at $1,490, pursuant to the exercise of an employee stock option with an exercise price of $1.49 per share.

•	On January 29, 2007, Hollywood Media issued 500 shares of common stock valued at $750, pursuant to the exercise of an employee stock option with an exercise price of $1.50 per share.

•	On January 30, 2007, Hollywood Media issued 8,300 shares of common stock valued at $4.13 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the January 10, 2007 date of grant, in payment of $34,275 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On February 9, 2007, Hollywood Media issued 31,250 shares of common stock valued at $108,125, pursuant to the exercise of an employee stock option with an exercise price of $3.46 per share.

•	On February 9, 2007, Hollywood Media issued 59,257 shares of common stock valued as of the December 29, 2006 closing share price of $4.20, or $248,876, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2006.

•	On February 21, 2007, Hollywood Media issued 1,992 shares of common stock valued as of the average of the ten days closing prices prior to the issuance date, or $4.02 per share, in payment of the $8,000 purchase price for the acquisition of intangible assets.

•	On March 19, 2007, Hollywood Media issued 15,625 shares of common stock valued at $63,438, pursuant to the exercise of an employee stock option with an exercise price of $4.06 per share.

•	On April 25, 2007, Hollywood Media issued 8,174 shares of common stock pursuant to cashless net exercises of warrants with an exercise price of $2.84 per share. The warrant was issued in connection with a private placement completed in 2004.

•	On May 2, 2007, Hollywood Media issued 5,937 shares of common stock valued at $4.33 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the April 10, 2007 date of grant, in payment of $25,706 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On May 14, 2007, Hollywood Media issued 22,766 shares of common stock pursuant to the cashless net exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On May 16, 2007, Hollywood Media issued 67,202 shares of common stock pursuant to the cashless net exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On May 17, 2007, Hollywood Media issued 4,698 shares of common stock pursuant to the cashless net exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On May 17, 2007, Hollywood Media issued 12,014 shares of common stock pursuant to the cashless net exercise of a warrant with an exercise price of $4.00 per share. The warrant was issued in connection with a debt offering completed in 2001.

•	On May 18, 2007, Hollywood Media issued 11,743 shares of common stock pursuant to the cashless net exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On May 21, 2007, Hollywood Media issued 22,584 shares of common stock pursuant to the cashless net exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On July 16, 2007, Hollywood Media issued 1,000 shares of common stock valued at $1,021, pursuant to the exercise of an employee stock option with an exercise price of $1.02 per share.

•	On July 19, 2007, Hollywood Media issued 5,970 shares of common stock valued at $4.31 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the July 10, 2007 date of grant, in payment of $25,706 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On August 13, 2007, Hollywood Media issued 20,000 shares of common stock valued at $29,000 pursuant to the exercise of an employee stock option with an exercise price of $1.45 per share.

•	On September 7, 2007, Hollywood Media issued 105,000 shares of common stock valued at $3.83 per share, which was the closing price of Hollywood Media common stock on August 30, 2007 the date of grant, in payment of $402,150 in compensatory bonuses to certain officers associated with the August 24, 2007 sale of the Source business.
     During the Nine Months Ended September 30, 2006:
•	On January 11, 2006, Hollywood Media issued 3,682 shares of common stock in payment of $15,123 of interest on the Debentures for the period October 1, 2005 through December 31, 2005. The number of shares issued was calculated using a price of $4.11 per share, which in accordance with the terms of the Debentures is the amount equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding January 1, 2006.

•	On January 18, 2006, Hollywood Media issued 50,930 shares of common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, in payment of the $216,500 purchase price for the acquisition of eFanGuide, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.

•	On January 18, 2006, Hollywood Media issued 16,114 shares of common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, in payment of $68,500 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On January 31, 2006, Hollywood Media issued 69,349 shares of common stock valued using the average closing price on the ten trading days prior to the issuance date, or $4.33 per share, in payment of the $300,000 stock component of the purchase price for the acquisition of Prosperity Plus, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.

•	On March 1, 2006, Hollywood Media issued 44,028 shares of common stock valued as of the December 31, 2005 closing share price of $4.31, or $189,760, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2005.

•	On March 13, 2006, Hollywood Media issued 6,750 shares of common stock valued at $19,170, pursuant to the exercise of a warrant with an exercise price of $2.84 per share. The warrant was issued in connection with a private placement completed in 2004.

•	On March 29, 2006, Hollywood Media issued 375 shares of common stock valued at $367, pursuant to the exercise of an employee stock option with an exercise price of $0.98 per share.

•	On April 4, 2006, Hollywood Media issued 3,397 shares of common stock in payment of $14,794 of interest on the Debentures for the period January 1, 2006 through March 31, 2006. The number of shares issued was calculated using a price of $4.36 per share, which in accordance with the terms of the Debentures is the amount equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding April 1, 2006.

•	On April 7, 2006, Hollywood Media issued 17,668 shares of common stock valued at $4.85 per share, which was the closing price of Hollywood Media common stock on the trading date prior to the April 1, 2006 date of grant, in payment of $85,688 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On April 21, 2006, Hollywood Media issued 23,246 shares of common stock valued at $4.79 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the April 10, 2006 date of grant, in payment of $68,500 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On May 22, 2006, Hollywood Media issued 312,500 shares of common stock, valued at $1,000,000, upon the conversion of $1.0 million in principal amount of Debentures at a conversion price of $3.20 per share pursuant to the terms of the Debenture. This last remaining Debenture was converted on May 22, 2006.

•	On May 22, 2006, Hollywood Media issued 2,054 shares of common stock in payment of $8,548 of interest on the Debentures for the period April 1, 2006 through May 22, 2006, the date that the last Debenture was converted. The number of shares issued was calculated using a price of $4.16 per share, which in accordance with the terms of the Debentures is the amount equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding May 23, 2006.

•	On May 24, 2006, Hollywood Media issued 19,474 shares of common stock valued at $4.40 per share, which was the closing price of Hollywood Media common stock on the trading date prior to the May 18, 2006 date of grant, in payment of $85,688 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On June 1, 2006, Hollywood Media issued 6,250 shares of common stock valued at $22,188, pursuant to the exercise of an employee stock option with an exercise price of $3.55 per share.

•	On June 1, 2006, Hollywood Media issued 2,500 shares of common stock valued at $9,100, pursuant to the exercise of an employee stock option with an exercise price of $3.64 per share.

•	On June 15, 2006, Hollywood Media issued 7,500 shares of common stock valued at $30,525, pursuant to the exercise of an employee stock option with an exercise price of $4.07 per share.

•	On June 15, 2006, Hollywood Media issued 2,000 shares of common stock valued at $8,200, pursuant to the exercise of an employee stock option with an exercise price of $4.10 per share.

•	On July 17, 2006, Hollywood Media issued 9,006 shares of common stock valued at $3.81 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the July 17, 2006 date of grant, in payment of $34,313 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On July 17, 2006, Hollywood Media issued 23,508 shares of common stock valued at $3.82 per share, which was the closing price of Hollywood Media common stock on the trading date prior to the July 1, 2006 date of grant, in payment of $89,801 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On July 20, 2006, Hollywood Media issued 4,167 shares of common stock valued at $3.60 per share, which was the average of the closing price of Hollywood Media common stock on the ten consecutive business days ending the day immediately preceding the July 19, 2006 date of grant, in payment of $15,000 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On July 26, 2006, Hollywood Media issued 23,844 shares of common stock valued at $4.194 per share, which was the average of the closing price of Hollywood Media common stock on the ten trading days immediately prior to the June 13, 2006 issuance date, in payment of the $100,000 stock component of the purchase price for the acquisition of the shares of Screenline common stock pursuant to the terms of the stock purchase agreement.

•	On September 12, 2006, Hollywood Media issued 37,500 shares of common stock valued at $112,500, pursuant to the exercise of an employee stock option with an exercise price of $3.00 per share.

•	On September 15, 2006, Hollywood Media issued 62,500 shares of common stock valued at $177,500, pursuant to the exercise of a warrant with an exercise price of $2.84 per share. The warrant was issued in connection with a private placement completed in 2004.

•	On September 20, 2006, Hollywood Media issued 5,000 shares of common stock valued at $3.89 per share on September 19, 2006, the trading date prior to the September 20, 2006 date of grant, in payment of $19,450 of additional compensation to non-executive employees as compensatory bonuses associated with the August 25, 2006 sale of Baseline.
(7) SEGMENT REPORTING:
     Hollywood Media’s reportable segments are Broadway Ticketing, Ad Sales, Intellectual Properties, Cable TV and Other. The Broadway Ticketing segment sells tickets and related hotel and restaurant packages for live theater events on Broadway, Off-Broadway and London’s West End, both online and offline, to individual consumers, groups and domestic and international travel professionals, including travel agencies, tour operators and educational institutions. This segment also generates revenue from the sale of sponsorships on Broadway.com. The Ad Sales segment sells advertising on Hollywood.com, MovieTickets.com and, through CinemasOnline, cinema and live theater websites and plasma displays in the U.K. and Ireland. The Intellectual Properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. Cable TV comprises Hollywood.com Television and Broadway.com Television which offer interactive entertainment and information with on-demand video content to subscribers in certain cable TV systems of the distributing cable operators including Cablevision Systems, Cox Communications, Comcast, Insight Communications, Charter, Bresnan and Mediacom. The Other segment is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses such as audit fees, proxy costs, insurance, centralized information technology, and includes consulting fees and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media and its Independent Registered Public Accounting Firm to make an assessment of and report on internal control over financial reporting.
     Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.

     The following table provides summary financial information regarding Hollywood Media’s reportable segments.

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net Revenues:
Broadway Ticketing	$83,870,628	$66,980,245	$25,086,116	$21,543,990
Ad Sales	8,006,543	7,607,721	2,747,602	2,570,826
Intellectual Properties	797,043	683,405	318,350	194,237
Cable TV	171,940	116,600	55,810	82,600
Other	—	—	—	—

	$92,846,154	$75,387,971	$28,207,878	$24,391,653

Operating Income (Loss):
Broadway Ticketing	$2,339,340	$2,402,548	$1,037,279	$670,713
Ad Sales	(1,556,905)	(595,443)	(678,241)	(180,740)
Intellectual Properties	41,351	(18,842)	41,472	(15,093)
Cable TV	(414,309)	(430,459)	(143,079)	(114,500)
Other	(8,068,118)	(8,066,392)	(2,644,874)	(2,663,925)

	$(7,658,641)	$(6,708,588)	$(2,387,443)	$(2,303,545)

Capital Expenditures:
Broadway Ticketing	$1,313,097	$360,997	$1,156,196	$133,030
Ad Sales	481,830	279,705	127,323	136,159
Intellectual Properties	—	—	—	—
Cable TV	2,016	—	—	—
Other	172,595	160,727	56,214	16,582

	$1,969,538	$801,429	$1,339,733	$285,771

Depreciation and Amortization Expense:
Broadway Ticketing	$232,417	$204,617	$96,747	$68,405
Ad Sales	726,720	797,903	242,379	253,489
Intellectual Properties	—	—	—	—
Cable TV	5,770	10,216	331	3,375
Other	353,722	361,104	121,726	124,329

	$1,318,629	$1,373,840	$461,183	$449,598

	September 30,	December 31,
	2007	2006
	(unaudited)
Segment Assets:
Broadway Ticketing	$36,064,693	$31,405,727
Ad Sales	30,923,187	30,579,885
Intellectual Properties	686,968	708,988
Cable TV	58,708	159,116
Other	33,966,906	37,155,888

	$101,700,462	$100,009,604

(8) CERTAIN COMMITMENTS AND CONTINGENCIES:
Self-Insurance Accruals
     Until June 2007 Hollywood Media maintained self-insured retentions for its health benefits programs and limited its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management was required to use judgment to estimate the ultimate cost that would be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of each balance sheet date. When estimating the Company’s self-insurance liability, management considered a number of factors, which included historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the potential liability under the stop-loss insurance coverage using incurred but not reported analyses provided by Hollywood Media’s broker. The analyses used historical claims experience data available under the current self-insurance plan, which was then analyzed by the broker’s underwriters. The Company accrued $21,310 and $124,255 for potential claims at September 30, 2007 and December 31, 2006, respectively. The insurance expense under the Hollywood Media group insurance plan for the nine and three months ended September 30, 2007 was $357,244 and $153,693, respectively, and $216,273 and $95,276 for the nine and three months ended September 30, 2006, respectively, and is included in “Payroll and Benefits” in the accompanying condensed consolidated statements of operations. In June of 2007, Hollywood Media ceased the self-insurance program in favor of a more cost efficient third party insured plan. The remaining liability is expected to cover potential claims incurred but not reported, which may be paid, over the remaining three months of the self-insurance tail period.
     Litigation
     In August 2007, a lawsuit was filed against Hollywood Media alleging trademark infringement. Hollywood Media has engaged counsel to represent the Company and has filed a counterclaim and an answer to the complaint. Hollywood Media denies any wrongdoing, does not believe any monies are owed and intends to defend this case vigorously.
     In addition to the legal proceeding described above, Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
     Certain statements in this Item 2, or elsewhere in this Form 10-Q, or that are otherwise made by us, or on our behalf, about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:
•	our continuing operating losses,

•	negative cash flows and accumulated deficit,

•	the need to manage our growth and integrate new businesses into Hollywood Media,

•	our ability to develop and maintain strategic relationships,

•	our ability to compete with other media and Internet companies and other competitors,

•	our ability to maintain and obtain sufficient capital to finance our growth and operations,

•	our ability to realize anticipated revenues and cost efficiencies,

•	technology risks and risks of doing business over the Internet,

•	government regulation,

•	adverse economic factors such as recession, war, terrorism, international incidents or labor strikes and disputes,

•	our ability to achieve and maintain effective internal controls,

•	dependence on our founders, and our ability to recruit and retain key personnel, and

•	the volatility of our stock price.
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
Overview
     Hollywood Media is a provider of information, news and other content, and ticketing to consumers and businesses covering the entertainment, Internet and media industries. We own and operate a number of business units focused on the entertainment and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from Broadway, Off-Broadway and London’s West End ticket sales to both individuals and groups, advertising, and book development license fees and royalties. Our Broadway Ticketing business includes Broadway.com, 1-800-Broadway, Theatre Direct and Theatre.com. Hollywood Media’s businesses also include an intellectual property business, Hollywood.com, the U.K. based CinemasOnline companies and a minority interest in MovieTickets.com. In addition, Hollywood Media owns and operates the Free-VOD cable television network, Hollywood.com Television.
     Broadway Ticketing Division.
     Hollywood Media’s Broadway Ticketing Division is comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct International (“TDI”) and Theatre.com (collectively called “Broadway Ticketing”). Broadway tickets are sold online through our Broadway.com website and by telephone through our 1-800-BROADWAY number. Broadway Ticketing is also a live theater ticketing seller that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, Off-Broadway and, through a partnership arrangement between Theatre.com and a London-based ticket agency, in London’s West End theatre district. Broadway.com features include shows’ opening night video and photo coverage, show reviews, celebrity interviews and theater columns, as well as show information pages, including casting, synopses and venue information.
     Ad Sales Division.
     Hollywood Media’s Ad Sales Division includes Hollywood.com and CinemasOnline. Hollywood.com, a premier online entertainment destination, generates revenue by selling advertising on its website, and commissions received for advertising sold by the Hollywood.com ad sales team on MovieTickets.com. Hollywood.com features in-depth movie information, including movie previews, descriptions and reviews, movie showtimes listings, entertainment news, celebrity fan sites, celebrity photo galleries and an extensive multimedia library. Hollywood.com’s features also include audio podcasts and blogging. CinemasOnline, a group of companies based in the U.K., maintains websites for cinemas and live theaters in the U.K. in exchange for the right to sell advertising on such websites. CinemasOnline also provides other marketing services, including advertising sales on plasma screens placed in various venues throughout the U.K. and Ireland, such as hotels, car dealerships, cinemas and live theaters.
     Cable TV.
     Hollywood Media’s Cable TV Division includes Hollywood.com Television (“HTV”) and Broadway.com Television (“BTV”) which are Free-VOD (“FVOD”) channels that offer interactive entertainment and information with on-demand video content, previews, reviews, behind the scenes footage, interviews and coverage of entertainment industry events to cable company subscribers. HTV is carried on certain cable TV systems including Cablevision Systems, Cox Communications, Comcast, Insight Communications, Mediacom, Charter and Bresnan. BTV is distributed by Cablevision on its New York area systems.
     Intellectual Properties Division.
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
Results of Operations
     The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the nine months ended September 30, 2007 (“Y3-07”) and 2006 (“Y3-06”) and the three months ended September 30, 2007 (“Q3-07”) and 2006 (“Q3-06”), respectively:

			Intellectual
	Broadway		Properties	Cable
Y3-07	Ticketing	Ad Sales	(a)	TV	Other	Total
(unaudited)

Net Revenues	$83,870,628	$8,006,543	$797,043	$171,940	$—	$92,846,154
Operating Expenses	81,531,288	9,563,448	755,692	586,249	8,068,118	100,504,795

Operating Income (loss)	$2,339,340	$(1,556,905)	$41,351	$(414,309)	$(8,068,118)	$(7,658,641)

% of Total Net Revenue	90%	9%	1%	0%	—	100%

Y3-06
(unaudited)

Net Revenues	$66,980,245	$7,607,721	$683,405	$116,600	$—	$75,387,971
Operating Expenses	64,577,697	8,203,164	702,247	547,059	8,066,392	82,096,559

Operating Income (loss)	$2,402,548	$(595,443)	$(18,842)	$(430,459)	$(8,066,392)	$(6,708,588)

% of Total Net Revenue	89%	10%	1%	0%	—	100%

			Intellectual
	Broadway		Properties	Cable
Q3-07	Ticketing	Ad Sales	(a)	TV	Other	Total
(unaudited)

Net Revenues	$25,086,116	$2,747,602	$318,350	$55,810	$—	$28,207,878
Operating Expenses	24,048,837	3,425,843	276,878	198,889	2,644,874	30,595,321

Operating Income (loss)	$1,037,279	$(678,241)	$41,472	$(143,079)	$(2,644,874)	$(2,387,443)

% of Total Net Revenue	89%	10%	1%	0%	—	100%

Q3-06
(unaudited)

Net Revenues	$21,543,990	$2,570,826	$194,237	$82,600	$—	$24,391,653
Operating Expenses	20,873,277	2,751,566	209,330	197,100	2,663,925	26,695,198

Operating Income (loss)	$670,713	$(180,740)	$(15,093)	$(114,500)	$(2,663,925)	$(2,303,545)

% of Total Net Revenue	88%	11%	1%	0%	—	100%

a.	Does not include Hollywood Media’s 50% interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media’s share of the income (loss) is reported as Equity in Earnings of Unconsolidated Investees (discussed below).

Composition of our segments is as follows:
•	Broadway Ticketing — sells tickets and related hotel and restaurant packages via Broadway.com, 1-800-BROADWAY and TDI to live theater events on Broadway, Off-Broadway and London’s West End, to individual consumers, groups and domestic and international travel professionals, including travel agencies, tour operators, and educational institutions. Beginning in late September 2007, sales for events in London’s West End are fulfilled through a partnership arrangement between Theatre.com and a London-based ticket agency. This segment also generates revenue from the sale of sponsorships on Broadway.com.

•	Ad Sales — sells advertising on Hollywood.com and MovieTickets.com, and includes CinemasOnline which sells advertising on cinema and live theater websites in the U.K. Hollywood.com receives commissions on the ads it sells on MovieTickets.com.

•	Intellectual Properties — owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes a 51% interest in Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners.

•	Cable TV — comprised of Hollywood.com Television and Broadway.com Television, Free-VOD channels that offer interactive entertainment information with on-demand video content to subscribers in certain cable TV systems.

•	Other — is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls.
NET REVENUES
     Total net revenues were $92,846,154 for Y3-07 as compared to $75,387,971 for Y3-06, an increase of $17,458,183 or 23%, and $28,207,878 for Q3-07 as compared to $24,391,653 for Q3-06, an increase of $3,816,225 or 16%. The increase in net revenue from Y3-06 to Y3-07 and Q3-07 over Q3-06 was primarily due to growth in our Broadway Ticketing Division. In Q3-07 net revenues were derived 89% from Broadway Ticketing, 10% from Ad Sales and 1% from Intellectual Properties. In Q3-06 net revenues were derived 88% from Broadway Ticketing, 11% from Ad Sales and 1% from Intellectual Properties.
     Broadway Ticketing net revenues were $83,870,628 and $66,980,245 for Y3-07 and Y3-06, respectively, an increase of $16,890,383 or 25%, and such net revenues were $25,086,116 and $21,543,990 for Q3-07 and Q3-06, respectively, an increase of $3,542,126 or 16%. The increase in Broadway Ticketing net revenues in Y3-07 from Y3-06, and in Q3-07 from Q3-06, was primarily due to the following: (i) the purchase of Showtix on February 1, 2007; and (ii) ticket price increases by theaters, increased number of tickets sold, increases in services fees on individual ticket sales and changes in our marketing and advertising strategies. Ticketing net revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and

London’s West End both online via Broadway.com and offline via 1-800-BROADWAY to domestic and international travel professionals, tourists and New York area theater patrons. Beginning in late September 2007, all sales for events in London’s West End are fulfilled through a partnership arrangement between Theatre.com and a London-based ticket agency. Ticketing net revenue is recognized on the date of performance of the show. Ticketing net revenue received for performances yet to take place is recorded as deferred revenue in our condensed consolidated balance sheet.
     Ad Sales division net revenue was $8,006,543 for Y3-07 as compared to $7,607,721 for Y3-06, an increase of $398,822 or 5%, and such net revenues were $2,747,602 and $2,570,826 for Q3-07 and Q3-06, respectively, an increase of $176,776 or 7%. The increase in Ad Sales revenue in Y3-07 over Y3-06, and Q3-07 over Q3-06, is attributable primarily to increased commissions earned by Hollywood.com for ad sales on MovieTickets.com and increases in ad sales in our CinemasOnline division offset by a decrease in ad revenues from the Hollywood.com website. Ad sales revenues are generated from the sale of sponsorships and advertisements on Hollywood.com, as well as by advertisements generated by CinemasOnline.
     Net revenues from our Intellectual Properties division were $797,043 for Y3-07 as compared to $683,405 for Y3-06, an increase of $113,638 or 17%, and such net revenues were $318,350 for Q3-07 as compared to $194,237 for Q3-06, an increase of $124,113, or 64%. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income (loss) is reported as Equity in Earnings (Losses) of Unconsolidated Investees (discussed below).
EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES
     Equity in earnings (losses) of unconsolidated investees consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2007	2006	2007	2006
NetCo Partners (a)	$2,061	$(1,550)	$1,186	$218
MovieTickets.com (b)	—	—	—	—

	$2,061	$(1,550)	$1,186	$218

     (a) NetCo Partners
     NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of earnings by NetCo Partners was a net gain of $2,061 for Y3-07 compared to a net loss of $1,550 for Y3-06, an increase of $3,611. Hollywood Media’s 50% share of earnings was a net gain of $1,186 for Q3-07 as compared to a net gain of $218 for Q3-06, an increase of $968. NetCo Partners recognized $2,372 in income during Q3-07.
     (b) MovieTickets.com
     Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture. Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com income or loss as equity in earnings of investees. We have not recorded any of our 26.2% share of the joint venture’s results of operations in Y3-07, Y3-06, Q3-07 and Q3-06 related to our investment in MovieTickets.com because the investment has been reduced to zero. Hollywood Media is currently not providing for additional losses, if any, generated by MovieTickets.com as Hollywood Media has not guaranteed to fund future losses, if any, generated by MovieTickets.com. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising.
OPERATING EXPENSES
     Cost of revenues — ticketing. Cost of revenues — ticketing was $70,599,583 for Y3-07 compared to $56,026,353 for Y3-06 for an increase of $14,573,230 or 26%. Cost of revenues — ticketing for Q3-07 was $20,423,355 compared to $18,101,600 for Q3-06 for an increase of $2,321,755 or 13%. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals. As a percentage of ticketing revenue, cost of revenue — ticketing was 84% for Y3-07 and Y3-06, and 81% for Q3-07 and 84% for Q3-06, respectively. The decrease in cost of revenue as a percentage of ticketing revenue in Q3-07 compared to Q3-06 was due in large part to an increase in service fees charged on individual ticket sales.
     Editorial, production, development and technology. Editorial, production, development and technology costs include payroll and related expenses for the editorial and production staff responsible for (i) creating content and supporting Ad Sales on Hollywood Media’s websites, including Hollywood.com and Broadway.com, and (ii) supporting Ad Sales on the MovieTickets.com website. These expenses also include Internet access and computer related expenses for the support and delivery of these information services, and fees and royalties paid to authors and co-editors for the intellectual properties segment. Editorial, production, development and technology costs were $4,594,731 for Y3-07 as compared to $3,811,974 for Y3-06, an increase of $782,757 or 21%, and $1,587,767 for Q3-07 as compared to $1,350,998 for Q3-06, an increase of $236,769 or 18%. As a percentage of revenues from our Ad Sales and Intellectual Properties segments, these costs were 51% and 45% for Y3-07 and Y3-06, respectively, and 51% and 47% for Q3-07 and Q3-06, respectively. These cost increases were due in large part to increased investment in the Ad Sales segment in terms of further development of our web sites and new hires in our production and editorial staff.

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising representative firms and other parties). SG&A expenses for Y3-07 were $11,699,046 compared to $10,449,058 for Y3-06, an increase of $1,249,988 or 12%. SG&A expenses for Q3-07 were $3,904,735 compared to $3,521,202 in Q3-06, an increase of $383,533 or 11%. As a percentage of net revenue, SG&A expenses were 13% and 14% for Y3-07 and Y3-06, respectively, and 14% for Q3-07 and Q3-06. The increase in SG&A expenses in Y3-07 as compared to Y3-06 was due in large part to the following: (i) increased occupancy expense of approximately $484,000 for our Broadway Ticketing division, of which approximately $442,000 is temporary redundant lease expense while we move our New York offices to new consolidated space nearby, and (ii) an increase of approximately $663,000 in advertising expenses in our Broadway Ticketing division. The increase in SG&A expenses in Q3-07 as compared to Q3-06, was due in large part to the following: (i) increased occupancy expense of approximately $202,000 for our Broadway Ticketing division, of which approximately $183,000 is temporary redundant lease expense while we move our New York offices, (ii) increased travel expenses of approximately $44,000, (iii) an increase of approximately $279,000 in advertising expenses in our Broadway Ticketing division and approximately $56,000 in our Ad Sales division, and (iv) a decrease in consulting fees of approximately $141,000.
     Payroll and Benefits.
     Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.
     Payroll and benefits expenses for Y3-07 were $12,292,806 compared to $10,435,334 for Y3-06, for an increase of $1,857,472 or 18%. Payroll and benefits expenses for Q3-07 were $4,218,281 compared to $3,271,800 for Q3-06, an increase of $946,481, or 29%. As a percentage of net revenues, payroll and benefits expenses were approximately 13% and 14% for Y3-07 and Y3-06, respectively, and 15% and 13% for Q3-07 and Q3-06, respectively.
     The increase in payroll and benefits costs in Y3-07 as compared to Y3-06 was due in large part to the following factors: (i) approximately $386,000 in additional payroll and benefits expenses resulting from the acquisition of Showtix in February 2007, (ii) an increase of approximately $228,000 related to Theatre.com, (iii) an increase of approximately $588,000 in expenses related to the hiring of additional ad salespersons, support staff and the addition of a new President and COO of Hollywood.com, (iv) an increase of approximately $202,000 related to CinemasOnline and (v) an increase in health insurance and accrued expense for matching contributions to the 401(k) plan of approximately $158,000 and $123,000, respectively.
     The increase in payroll and benefits costs in Q3-07 as compared to Q3-06 was due in large part to the following factors: (i) approximately $84,000 in additional payroll and benefits expenses resulting from the acquisition of Showtix in February 2007, (ii) an increase of approximately $68,000 related to Theatre.com, (iii) an increase of approximately $161,000 related to CinemasOnline, (iv) $383,000 in increased expenses related to the hiring of additional ad salespersons, support staff and the addition of a new President and COO of Hollywood.com and (v) an increase in Broadway ticketing payroll and benefits of approximately $220,000 to support growth.

     Depreciation and amortization.
     Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, equipment under capital leases and amortization of intangible assets. Depreciation and amortization expense was $1,318,629 for Y3-07 as compared to $1,373,840 for Y3-06 for a decrease of $55,211 or 4%. Q3-07 depreciation and amortization expense was $461,183 compared to $449,598 for Q3-06, an increase of $11,585 or 3%. The decrease in depreciation and amortization expense in Y3-07 over Y3-06 is primarily due to assets becoming fully depreciated during or prior to 2007 and an adjustment of estimated lives of certain intangible assets from the CinemasOnline acquisition. The increase in Q3-07 as compared to Q3-06 is due to investments in computer equipment offset by assets becoming fully amortized.
     Interest, net.
     Interest, net was an expense of $87,458 for Y3-07 as compared to an expense of $1,608,894 for Y3-06 and income of $232,163 for Q3-07 as compared to an expense of $425,100 for Q3-06. The decrease in net interest expense for Y3-07 as compared to Y3-06, and the increase in interest income for Q3-07 as compared to Q3-06, was primarily attributable to the payoff of $7.0 million principal amount of Senior Unsecured Notes in May 2007, accretion of debt discount, and increased income from interest bearing accounts.
     Change in derivative liability.
     Change in derivative liability was $0 for Y3-07 as compared to income of $584,000 for Y3-06. The change in derivative liability was $0 for Q3-07 as compared to income of $240,000 for Q3-06. The change in derivative liability from Y3-07 as compared to Y3-06 and Q3-07 as compared to Q3-06 was due to a change in accounting principle from the adoption of a new accounting pronouncement effective as of January 1, 2007, which eliminated the derivative liability through additional paid-in capital. See Note 5 of the notes to condensed consolidated financial statements included in this report.
LIQUIDITY AND CAPITAL RESOURCES
     Hollywood Media’s cash and cash equivalents were $34,513,305 at September 30, 2007 as compared to $27,448,649 at December 31, 2006, an increase of $7,064,656, which increase was attributable in large part to the cash proceeds from the sale of our Source business of $22,514,848, described in Note 3 of the notes to condensed consolidated financial statements included in this report, offset by the following: (i) the May 2007 payment of $7,000,000 principal amount of senior unsecured notes, described below, (ii) $2,690,659 of cash used for the purchase of Showtix in February 2007, described in Note 4 of the notes to condensed consolidated financial statements included in this report, and (iii) the purchase during Y2-07 of an additional $3,404,053 of ticket inventory available for sale by our Broadway Ticketing business. Our net working capital surplus (defined as current assets less current liabilities) was $27,959,508 at September 30, 2007 as compared to $16,380,362 at December 31, 2006.
     Net cash used in operating activities for continuing operations was $8,603,263 during Y3-07 as compared to $6,353,850 during Y3-06, which cash usage for Y3-07 included, among other things, $3,404,053 to purchase Broadway tickets held for sale. Net cash provided by investing activities for continuing operations was $20,704,442 during Y3-07 as compared to $24,655,223 during Y3-06, which included, among other things during Y3-07, $22,514,848 received as proceeds from the sale of our Source business and $2,945,961 received from escrow relating to the sale of Baseline business in 2005, partially offset by $2,690,659 expended for the purchase of Showtix and $1,969,538 for capital expenditures. Net cash used by financing activities from continuing operations was $6,792,616 during Y3-07, including, among other things, $7,000,000 in payment of certain senior unsecured notes, and $56,935 in capital lease payments, partially offset by $203,824 in proceeds from stock option exercises, as compared to net cash provided by financing activities of $333,301 during Y3-06.
Sale of Source Business Unit to West World Media LLC
     On August 24, 2007, Hollywood Media and its wholly-owned subsidiary Showtimes.com, Inc. (“Source”) entered into and simultaneously closed on a definitive asset purchase agreement with Brett West and West World Media, LLC, a Delaware limited liability company (“West World Media”), pursuant to which Hollywood Media sold substantially all of the assets of its Source business to West World Media for a cash purchase price of $23,000,000 paid to Hollywood Media on the closing date. The Source business includes the CinemaSource, EventSource and ExhibitorAds operations and constituted the remainder of Hollywood Media’s Data Business Division, which previously included the Baseline/StudioSystems business unit until it was sold to The New York Times Company on August 25, 2006. West World Media is controlled by Brett West, who founded the Source business in 1995 and sold the business to Hollywood Media in 1999. Mr. West served as president of Hollywood Media’s Source business. The purchase price was determined in an arms’ length negotiation between Hollywood Media and West World Media. The purchase price is subject to a post-closing adjustment which could be an increase or a decrease to the extent that the working capital of the business sold as of the closing date is greater or less than $375,000. Hollywood Media’s expenditures relating to the sale include approximately $800,000 in estimated state and federal income taxes and approximately $1.7 million in fees and expenses payable to Hollywood Media’s financial and legal advisors. For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements contained in this Form 10-Q Report.
Sale of Baseline StudioSystems Business Unit to The New York Times Company
     On August 25, 2006, Hollywood Media entered into and simultaneously closed on a definitive stock purchase agreement (the “Purchase Agreement”) with The New York Times Company, a New York corporation (“The New York Times”), pursuant to which The New York Times purchased all of the outstanding capital stock of Hollywood Media’s wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000. BAC was the subsidiary of Hollywood Media that owned Hollywood Media’s Baseline business unit. Baseline constituted a portion of Hollywood Media’s Data Business division. This sale to The New York Times did not include the other components of Hollywood Media’s Data Business division (e.g., CinemaSource, EventSource and ExhibitorAds). $3.5 million dollars of the purchase price was held in escrow for twelve months following the closing to cover potential indemnification claims by The New York Times under the terms of the Purchase Agreement. As of September 30, 2007, Hollywood Media received the full amount of the escrow, net of $700,000 for payment of previously expensed bonuses due the former division heads under preexisting agreements. The net amount of $2,900,000 of escrow, and accumulated interest, was received during the three months ended September 30, 2007. For additional information about this transaction, see Note 3 “Discontinued Operations” in the notes to the condensed consolidated financial statements contained in this Form 10-Q report.

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
Outlook
     The increases in cash and cash equivalents during 2006 and 2007 provided additional working capital, a portion of which we have been and continue utilizing for our business activities. The growth of our businesses has required substantial financing, and may require additional capital to fund our growth plans, which capital requirements we contemplate will be satisfied from our cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through September 30, 2008. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to offset operating expenses.
     While we expect growth in Hollywood Media’s major business units in the year ahead, we have explored a number of scenarios that may help us to realize the full value of our assets in the interest of our shareholders. Our strategic review process resulted in the sales of our Baseline and Source business units in 2006 and 2007, respectively, as described above. We continue to explore opportunities for generating returns for the Company’s shareholders.
Authorization of Stock Repurchase Program
     Hollywood Media previously reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors has authorized a stock repurchase program under which Hollywood Media Corp. may use up to $10 million of its cash to repurchase shares of its outstanding common stock. As of the date of this Form 10-Q report, no shares have been repurchased under this stock repurchase program.
     Pursuant to the repurchase program, Hollywood Media is authorized to purchase shares of its common stock from time to time on the open market or in negotiated transactions. The purchases are to be funded from available cash and cash equivalents, and the timing and amount of any shares repurchased will be determined by Hollywood Media’s management based on its evaluation of financial and market conditions, legal requirements and other factors. The repurchase program may be suspended or discontinued at any time and there is no guarantee as to the number of shares or the amount of cash to be utilized for repurchases. Repurchased shares will become authorized but unissued shares of Hollywood Media’s common stock.

Cash Usage for Capital Expenditures
     Our cash payments for capital expenditures in Y3-07 were approximately $2.0 million. This does not include any portion of the $2.6 million we paid in February 2007 in connection with our acquisition of the Broadway ticketing business of Showtix LLC, as further described in Note 4 of the notes to condensed consolidated financial statements included in this report. We currently anticipate additional cash usage for capital expenditures during 2007, after Q3-07, of approximately $0.2 million for various systems and equipment upgrades, as well as approximately $2.0 million for construction of leasehold improvements required under our new lease of office space (described below) in New York, New York. These anticipated 2007 cash outlays for capital expenditures do not include any estimates for potential business acquisitions.
New York Office Lease
     On February 1, 2007, Hollywood Media Corp., through its Theatre Direct subsidiary, entered into a new lease for 21,600 square feet of space in midtown Manhattan for the purpose of relocating Hollywood Media’s New York headquarters. The term of the lease is for 10 years, commencing on March 1, 2007. The fixed rent for the first year of the lease is $691,200, or $57,600 per month, increasing two and one-half percent (2.5%) on each of the first, second, third and fourth anniversaries of the commencement date, eleven percent (11%) on the fifth anniversary of the commencement date, and two and one-half percent (2.5%) on each of the sixth, seventh, eighth and ninth anniversaries of the commencement date. Theatre Direct will also receive a rental credit of $57,600 per month for the first fourteen (14) months of the term of the lease. In accordance with generally accepted accounting principles, lease expense has been included, on a straight-line basis over the life of the lease, in the condensed consolidated statement of operations for the nine and three months ended September 30, 2007 which are contained in this Form 10-Q report. Pursuant to the terms of the lease, Theatre Direct will fund the construction of leasehold improvements for the rented space.
Off-Balance Sheet Arrangements
     At September 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”
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
Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,081,434 and $1,159,503 at September 30, 2007 and December 31, 2006, respectively. The decrease is primarily attributable to a decrease in the allowance for the Broadway Ticketing Division of $167,470. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.
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
     Self-Insurance Accruals
     Until June 2007, Hollywood Media maintained self-insured retentions for its health benefits programs and limited its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management was required to use judgment to estimate the ultimate cost that would be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of each balance sheet date. When estimating the Company’s self-insurance liability, management considered a number of factors, which included historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the potential liability under the stop-loss insurance coverage using incurred but not reported analyses provided by Hollywood Media’s broker. The analyses used historical claims experience data available under the current self-insurance plan, which was then analyzed by the broker’s underwriters. The Company had $21,310 and $124,255 accrued for potential claims at September 30, 2007 and December 31, 2006, respectively. The insurance expense under the Hollywood Media Corp. group insurance plan for the nine and three months ended September 30, 2007 was $357,244 and $153,693, respectively, and $216,273 and $95,276 for the nine and three months ended September 30, 2006, respectively, and is included in “payroll and benefits” in the accompanying condensed consolidated statements of operations. In June of 2007, Hollywood Media ceased the self-insurance program in favor of a more cost efficient third party insured plan. The remaining liability is expected to cover potential claims incurred but not reported, which may be paid, over the remaining 3 months of the self-insurance tail period.
Impairment of Long-Lived Assets
     Effective December 31, 2001, Hollywood Media adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144”). SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of” (“SFAS No. 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” (“APB No. 30”) for the disposal of a segment of a business. Consistent with SFAS No. 121, SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

     We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in Q3-07 or Q3-06.
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
     As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment test date and has conducted the required testing on that date each year commencing in 2002. As of September 30, 2007, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we apply a hypothetical 10% decrease to the fair values of each reporting unit. We do not believe this hypothetical decrease would result in the impairment of goodwill of any reporting unit as of September 30, 2007.
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
     We have an investment in a subsidiary in the United Kingdom and sell our services into this foreign market. Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for the United Kingdom at September 30, 2007 and December 31, 2006 of U.S. dollar equivalents was $(394,826) and $(238,570), respectively.
     Our United Kingdom subsidiary sells services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $211,885 for the quarter ended September 30, 2007.
     As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation gain of $31,279 for the quarter ended September 30, 2007. However, a larger decline in the British foreign currency could have a larger and possibly material adverse affect.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of September 30, 2007, to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.
     As previously reported in Hollywood Media’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2007, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2006 and included its Report on Internal Control Over Financial Reporting in such Form 10-K. The Report on Internal Control over Financial Reporting concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business, which are more fully described in such Form 10-K, constituted a material weakness in Hollywood Media’s internal control over financial reporting. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2007, Hollywood Media had not remediated this material weakness.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     Hollywood Media did not issue any securities during the quarter ended September 30, 2007, in transactions that were not registered under the Securities Act of 1933.
Issuer Repurchases of Equity Securities
     Hollywood Media previously reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors has authorized a stock repurchase program under which Hollywood Media Corp. may use up to $10 million of its cash to repurchase shares of its outstanding common stock. This program was approved by Hollywood Media’s Board of Directors on September 28, 2007 and was initially announced via press release on October 1, 2007.
     As of the date of this Form 10-Q report, no shares have been repurchased under this stock repurchase program.
     Pursuant to the repurchase program, Hollywood Media is authorized to purchase shares of its common stock from time to time on the open market or in negotiated transactions. The purchases are to be funded from available cash and cash equivalents, and the timing and amount of any shares repurchased will be determined by Hollywood Media’s management based on its evaluation of financial and market conditions, legal requirements and other factors. The repurchase program may be suspended or discontinued at any time and there is no guarantee as to the number of shares or the amount of cash to be utilized for repurchases. Repurchased shares will become authorized but unissued shares of Hollywood Media’s common stock.

ITEM 6. EXHIBITS

Exhibit	Description	Location
10.1	Employment Agreement, dated July 16, 2007, by and between Hollywood.com, Inc. and Mr. Kevin Davis.	(1)

10.2	Asset Purchase Agreement, dated as of August 24, 2007, by and among Hollywood Media Corp., Showtimes.com, Inc., Brett West and West World Media, LLC.	(2)

10.3	Termination of Employment Agreement, dated as of August 24, 2007, by and among Showtimes.com, Inc., Brett West and Hollywood Media Corp.	(2)

31.1	Certification of Chief Executive Officer (Section 302)	(*	)

31.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 302)	(*	)

32.1	Certification of Chief Executive Officer (Section 906).	(*	)

32.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 906)	(*	)

*	Filed herewith.

(1)	Incorporated by reference from the exhibit filed with Hollywood Media Corp.’s Form 8-K filed on July 19, 2007.

(2)	Incorporated by reference from the exhibit filed with Hollywood Media Corp.’s Form 8-K filed on August 30, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: November 9, 2007	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive
Officer (Principal executive officer)

Date: November 9, 2007	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer
(Principal accounting officer)