Form 10-K
period 2007-12-31
HOLLYWOOD MEDIA CORP
filed 2008-03-17
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-14332
HOLLYWOOD MEDIA CORP.
(Exact name of registrant issuer as specified in its charter)

Florida	65-0385686

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2255 Glades Road, Suite 221A
Boca Raton, Florida	33431

(Address of principal executive offices)	(Zip Code)
(561) 998-8000
(Registrant’s telephone number)
     Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Common stock, par value $.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained therein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐      No ☑
The aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates as of June 30, 2007, computed by reference to the last sale price of the common stock on June 30, 2007 as reported by Nasdaq, was $141,801,680, as calculated under the following assumptions. For purposes of this computation, all executive officers, directors, and beneficial owners of 10% or more of the registrant’s common stock known to the registrant, have been deemed to be affiliates, but such calculation should not be deemed to be an admission that such directors, officers or beneficial owners are, in fact, affiliates of the registrant.
As of March 13, 2008, there were 31,994,553 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders filed or to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

HOLLYWOOD MEDIA CORP.
FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2007

i

Page No.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
Item 13. Certain Relationships and Related Transactions, and Director Independence	90
Item 14. Principal Accounting Fees and Services	90
PART IV
Item 15. Exhibits, Financial Statement Schedules	91
EX-23.1 Consent of Kaufman, Rossin & Co., P.A.
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CAO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CAO

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements in this Form 10-K or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-K or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:
•	our continuing operating losses,
•	negative cash flows and accumulated deficit,
•	the need to manage our growth,
•	our ability to develop and maintain strategic relationships,
•	our ability to compete with other media and Internet companies and other competitors,
•	our ability to maintain and obtain sufficient capital to finance our growth and operations,
•	our ability to realize anticipated revenues and cost efficiencies,
•	technology risks and risks of doing business over the Internet,
•	government regulation,
•	adverse economic factors such as recession, war, terrorism, international incidents or labor strikes and disputes,
•	our ability to achieve and maintain effective internal controls,
•	dependence on our founders, and our ability to recruit and retain key personnel, and
•	the volatility of our stock price.
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

iii

PART I
Item 1. Business.
     Hollywood Media is a provider of information, news and other content, and ticketing to consumers and businesses covering the entertainment, Internet and media industries. We own and operate a number of business units focused on the entertainment and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from Broadway, Off-Broadway and London’s West End ticket sales to both individuals and groups, advertising, and book development license fees and royalties. Our Broadway Ticketing business includes Broadway.com, 1-800-Broadway, Theatre Direct and Theatre.com. Hollywood Media’s businesses also include an intellectual property business, Hollywood.com, the U.K. based CinemasOnline companies and a minority interest in MovieTickets.com. In addition, Hollywood Media owns and operates the free “video-on-demand” (“VOD”) cable television network, Hollywood.com Television.
     Major Business Divisions of Hollywood Media. The following summary descriptions of our major business divisions are followed by more detailed descriptions of such businesses.
     Broadway Ticketing Division.
     Hollywood Media’s Broadway Ticketing Division is comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct International (“TDI”) and Theatre.com (collectively called “Broadway Ticketing”). Broadway tickets are sold online through our Broadway.com website and by telephone through our 1-800-BROADWAY number. The Broadway Ticketing Division is also a live theater ticketing seller that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, Off-Broadway and, through a partnership arrangement between Theatre.com and an unrelated London-based ticket agency, in London’s West End theater district. Broadway.com features include shows’ opening night video and photo coverage, show reviews, celebrity interviews and theater columns, as well as show information pages, including casting, synopses and venue information.
     Ad Sales Division.
     Hollywood Media’s Ad Sales Division includes Hollywood.com and the U.K. based CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”). Hollywood.com, a premier online entertainment destination, generates revenue by selling advertising on its website, and commissions received for advertising sold by the Hollywood.com ad sales team on MovieTickets.com. Hollywood.com features in-depth movie information, including movie previews, descriptions and reviews, movie showtimes listings, entertainment news, celebrity fan sites, celebrity photo galleries and an extensive multimedia library. Hollywood.com’s features also include audio podcasts and blogging. CinemasOnline maintains websites for cinemas and live theaters in the U.K. in exchange for the right to sell advertising on such websites. CinemasOnline also provides other marketing services, including advertising sales on plasma screens placed in various venues throughout the U.K. and Ireland, such as hotels, car dealerships and cinemas.
     Cable TV.
     Hollywood Media’s Cable TV Division includes Hollywood.com Television (“HTV”) and Broadway.com Television (“BTV”) which are free VOD channels that offer interactive entertainment and information with on-demand video content, previews, reviews, behind the scenes footage, interviews and coverage of entertainment industry events to cable company subscribers. HTV is carried on certain cable TV systems including Cablevision Systems, Cox Communications, Comcast, Insight Communications, Mediacom, Charter and Bresnan. BTV is distributed by Cablevision on its New York area systems.

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
Broadway Ticketing Division
     Broadway Ticketing: Broadway.com, 1-800-BROADWAY, Theatre Direct International (“TDI”), and Theatre.com (collectively called “Broadway Ticketing”).
     Broadway.com and 1-800-BROADWAY. We launched the Broadway.com website on May 1, 2000. Broadway.com offers the ability to purchase Broadway, off-Broadway and, through a partnership arrangement between Theatre.com and an unrelated London-based ticket agency, London’s West End theater tickets online. In addition, the site provides a wide variety of editorial content about the theater business, feature stories, opening nights, star profiles, photo opportunities, and a critical roundup of reviews. Our 1-800-BROADWAY toll-free number features the ability to purchase Broadway, off-Broadway and London’s West End theater tickets over the phone and complements the online ticketing and information services available through Broadway.com.

     TDI. We acquired TDI as of September 15, 2000. Founded in 1991, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway and, through a partnership arrangement between Theatre.com and an unrelated London-based ticket agency, in London’s West End. TDI sells tickets directly to group buyers including travel agents and tour groups. On February 1, 2007, TDI acquired the ticketing business of New York-based Showtix LLC (“Showtix”), an established group ticketing sales agency for Broadway and Off-Broadway performances, providing TDI with an increased customer base and customer services for group ticketing. TDI also manages a marketing cooperative that represents participating Broadway shows to the travel industry around the world. Recent Broadway shows marketed by this cooperative include A Chorus Line, A Tale of Two Cities, Avenue Q, Beauty and the Beast, Chicago, Curtains, Hairspray, Jersey Boys, Rent, Spamalot, Tarzan, The Color Purple, The Drowsy Chaperone, The Lion King, The Phantom of the Opera, The Pirate Queen and The Producers. In addition, TDI’s education division, Broadway Classroom, markets group tickets and educational programs to schools across the country.
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
     Theatre.com. We launched our U.K.-based Theatre.com in December 2005 with editorial coverage of London’s West End theatre and began selling ticketing to major London venues in February 2006, based upon a similar model to selling tickets on Broadway.com. Beginning in late September 2007, sales for events in London’s West End are fulfilled through a partnership arrangement between Theatre.com and an unrelated London-based ticket agency.
Ad Sales Division
     Hollywood.com. Hollywood.com is an online entertainment destination and movie information website. Hollywood.com generates revenue by selling advertising on its website and through commissions received for advertising sold by the Hollywood.com ad sales team on MovieTickets.com. Hollywood.com features in-depth movie information, including movie previews, descriptions and reviews, movie showtimes listings, entertainment news, celebrity fan sites, feature articles about films, television shows and celebrities, local event coverage and an extensive multimedia library containing celebrity interviews, premier coverage, film related events, celebrity parties and behind-the-scenes footage. Hollywood.com’s features also include audio podcasts and blogging. Some of the advertisers who have advertised on Hollywood.com include Walt Disney Studios, New Line Cinema, Paramount Studios, Sony Studios, Microsoft, Pepsi, Diet Coke, General Motors, AMEX, HBO, A&E, US Army, Chase, Honda, Mazda, Fox, Warner Bros., Verizon and Circuit City.
     Hollywood.com has further established its presence in the wireless area. Through agreements with wireless carriers (Cingular, Sprint, and Verizon), Hollywood.com provides a movie and entertainment destination on a variety of mobile phones.
     CinemasOnline. In November 2005, we acquired CinemasOnline, a group of companies based in the U.K., and we are proceeding with our plans for development and growth of this business. CinemasOnline’s business involves developing and maintaining websites for cinemas and live theater venues in the U.K. and Ireland. These services are provided in exchange for CinemasOnline retaining the right to sell advertising on the websites. CinemasOnline currently operates websites for approximately 250 cinemas with approximately 850 screens in the U.K. and Ireland. CinemasOnline also has over 200 agreements with cinemas, live theater and other entertainment venues in the U.K. to sell advertising on lobby display posters, movie brochure booklets and ticket wallets in these venues, and agreements with over 110 venues to maintain plasma screens in the venues which display advertising sold by CinemasOnline, including hotels, car dealerships, cinemas and live theaters.

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
     Hollywood.com Television has obtained distribution of its network in many cities across the United States on various cable TV systems of Comcast Cable, Cablevision Systems, Charter Communications, Cox Communications, Insight Communications, Mediacom Communications, Bresnan Communications, Verizon and several smaller cable operators, benefiting from a cable TV industry roll-out of VOD technology. The distribution of Hollywood.com Television has grown to approximately 21 million VOD-capable homes as of December 31, 2007, from approximately 19 million homes as of December 31, 2006. Hollywood.com Television completed its first commercial ad campaign in late 2005, and a broader ad sales initiative has commenced. Broadway.com Television is distributed on systems of Cablevision Systems in the New York market in approximately 2 million VOD-capable homes.
Intellectual Properties Business
     Book Development and Book Licensing. Our Intellectual Properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, frequently with best-selling authors. Tekno Books has worked with more than 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 80 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin’s Press (Holtzbrink of Germany), Warner Books (Time Warner), and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, New Line Cinema, CBS Television, DC Comics (Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 2,080 books that have been published. Another 3,800 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno’s books have been finalists for, or winners of, more than 200 awards, including The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance). Tekno Books’ current backlog and anticipated books for future publishing include more than 200 books under contract or in final negotiations, including more than 40 books by New York Times best-selling authors. The Chief Executive Partner of Tekno Books, Dr. Martin H. Greenberg, is the owner of the remaining 49% interest in Tekno Books.
     Intellectual Properties. The Intellectual Properties division also owns directly (separate from Tekno Books) the exclusive rights to certain intellectual properties that are complete stories and ideas for stories, created by best-selling authors and media celebrities. Some examples of our intellectual properties are Neil Gaiman’s Mr. Hero, Neil Gaiman’s Lady Justice, Anne McCaffrey’s Acorna the Unicorn Girl, Leonard Nimoy’s Primortals, and Mickey Spillane’s Mike Danger. We license rights to certain of our intellectual properties for use by licensees in developing projects in various media forms. We generally obtain the exclusive rights to the intellectual properties and the right to use the creator’s name in the titles of the intellectual properties (e.g.,

Mickey Spillane’s Mike Danger and Leonard Nimoy’s Primortals).
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
MovieTickets.com, Inc.
     MovieTickets.com, Inc. (“MovieTickets.com”) is one of the two leading website destinations for the purchase of movie tickets through the Internet; its principal competitor (other than theaters which conduct their own Internet ticket sales) is Fandango. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at “will call” windows or kiosks at theaters and, for theaters with the capability, for users to print tickets out at their home or office. MovieTickets.com generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada, and represent approximately 50% of the top 50 and top 100 grossing theaters in North America. Additionally, MovieTickets.com launched in the United Kingdom in July of 2003. Hollywood Media launched the MovieTickets.com website in May 2000 with several major theater exhibitors.
     MovieTickets.com is owned by a joint venture in which Hollywood Media owns a 26.2% equity interest. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation — Equity in Earnings of Unconsolidated Investees” below, and Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K below, for additional information about our equity interest in MovieTickets.com. MovieTickets.com entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a 5% interest (now 4.1% after dilution) in MovieTickets.com for $25 million of advertising and promotion over five years. MovieTickets.com is promoted through on-screen advertising in most participating exhibitors’ theaters. In March 2001, AOL purchased a non-interest bearing convertible preferred equity voting interest in MovieTickets.com for $8.5 million in cash, which was convertible into approximately 3% of the common stock of MovieTickets.com and was converted in April 2005. As a result of this conversion, Hollywood Media’s ownership of the equity of MovieTickets.com changed from 26.4% to 26.2%. In connection with the 2001 transaction with AOL, MovieTickets.com’s ticket inventory was promoted throughout America Online’s interactive properties and ticket inventory of AOL’s Moviefone became available through MovieTickets.com. Through an agreement in August 2004 between MovieTickets.com and AOL’s Moviefone, MovieTickets.com acquired by assignment and assumed the ticketing agreements that Moviefone had with its movie theater exhibitors. The Moviefone exhibitor agreements assumed by MovieTickets.com include agreements with Clearview Cinemas and Landmark Theaters.
     Currently MovieTickets.com directly tickets for 116 exhibitors, including: Academy 8 Theaters (P & G Theaters), Access Digital Theatres, All Star Entertainment, AMC Theatres, Amherst Cinema Art Center, Arena Grand Theatre (Columbus Hospitality), Ashbrie Cinemas, Atlantic Theaters (Movies at Midway), Atlas Cinemas, B&B Theaters, Bank Street Theatre, Bowtie Cinemas, Brooklyn Academy of Music, Bryn Mawr Movie Theatre Co., Camera Cinemas, Celebrity Theatres, Channelside Cinemas, Cinema Centers, Cinema Four-Quad (Quad Cinema), Cinemagic Movies, Cinemagic Theatres (MN), Cinemall, Cineplex Odeon, Classic Cinemas, Clearview Cinemas, Cleveland Cinemas, Consolidated Theatres, Cornelius Cinemas, Dickinson Theatres, Dipson Theatres, Discovery Theater, Drexel Theatres, Eastern Shores (O’Neil Theaters NE), Emagine

Entertainment (Cinema Hollywood), Entertainment Retail (Hollywood Hits), Elvis Cinemas, Eveningstar Cinema, Famous Players, Film Forum, Fine Arts Theatre — Beverly Hills, Fox Bay Cinema Grill, Foxmoor Movies, Frank Theaters, Funasia Theaters, Galaxy Cinemas (Canada), Galaxy Cinemas (GA), Galaxy Cinemas (NC), Greater Huntington Theatres, Greenville Cinemas (Camelot Cinemas), Hallett Cinemas, Harkins Theatres, Harrisonville Cinema, HLB Entertainment (Palace 9, Majestic 10), Hollywood Cinema 9, Hollywood Premier Cinemas, Howell Theater, IFC Center, Jarvis Conservatory, Kew Gardens (and Cobble Hill) Krikorian Premiere Theatres, Landmark Theatres (and Ritz Theatres), M Park 4, Main Street Cinemas, Malco Theatres, Mann Theatres , Marcus Theatres, Marquee Cinemas, Metropolitan Theatres, Mission Grove Theaters, MJR Theatres, MnM Theatres, Movie Tavern, MovieMax Theatres, NAOS Entertainment, Narberth Theatre, National Amusements, Nelsonville Movies 10, North American Cinema, Oasis Cinema, Omniplex Theatre Group, O’Neil Theatres (Louisiana), Pacific Theatres, Paris Theater, Penn Cinema, Phoenix Theatres (MI), Phoenix Theatres (TN), Pickwick Theatres, Premiere Cinemas, Quarry Cinemas, Rail Road Square Cinema, Rave Motion Pictures, Reading Cinemas USA (City Cinemas, Angelika), Regency 8 Cinema, Rio Entertainment, Riviera Cinemas, Roxy Theatres, Safari Cinema, Sayville Theatre, Scotiabank Theatres, Sea Turtle Cinemas, Showplace Cinemas Silver Screen Cinemas, Spotlight Theatres, Star Vu Drive-In, Starplex Cinemas, Studio Movie Grill, Sunrise Cinemas, Tango Theaters, Tower Theaters, Trans-Lux Cinemas, UltraStar Cinemas, Village Theaters, Warren Theatres, Watson Theatre, Wellfleet Cinemas, and Westates Theatres.
Employees
     At February 24, 2008, Hollywood Media employed approximately 168 full-time employees and 16 part-time employees. Of our 168 full-time employees, 93 employees are engaged in our Broadway Ticketing division, 31 employees are engaged in the development, production and selling and marketing of Hollywood.com and our other websites, 4 employees are engaged in our intellectual properties division, 2 employees are engaged in our cable TV business, and 38 are corporate, technology and administrative employees. None of the employees are represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be good.
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
     Hollywood Media has incurred significant losses since it began doing business. For the year ended December 31, 2007 we had net income of approximately $1.7 million and a loss from continuing operations of approximately $9.9 million and in the year ended December 31, 2006 we had net income of approximately $9.5 million and a loss from continuing operations of approximately $9.7 million. The net income for 2007 was attributable to the sale of the assets of our Showtimes subsidiary to West World Media on August 24, 2007, as disclosed in prior filings, and the net income for 2006 was attributable to the sale of our Baseline/StudioSystems business unit to The New York Times Company on August 25, 2006, as previously disclosed. As of December 31, 2007, we had an accumulated deficit of approximately $254.8 million. We may incur additional losses while we continue to grow our businesses. Our future success will depend on the continued growth in our various businesses, and our ability to generate sufficient ticketing, licensing, syndication and advertising revenues to cover our costs.
     In addition, our operating results may fluctuate significantly in the future as a result of a variety of factors, including:

•	seasonal and other variations in the demand for Broadway tickets and resulting variations in our revenue from Broadway ticket sales;

•	our ability to sell advertisements to be displayed on our websites and on our cable TV networks;

•	seasonal and other trends in Internet usage and Internet sales and advertising placements;

•	our ability to enter into or renew strategic relationships and agreements with media organizations, websites and authors;

•	the amount and timing of our marketing expenditures and other costs relating to the expansion of our operations;

•	new products, websites or Internet services introduced by us or our competitors; and

•	technical difficulties, security concerns or system downtime affecting the Internet generally or the operation of our websites in particular.
     As a result, our operating results for any particular period may not accurately predict our future operating results.
     There can be no assurance that any disposition or other strategic transaction will occur or, if one is undertaken, of its potential terms or timing.
     From time to time we explore potential transactions that may help us to realize the full value of our assets in the interest of our shareholders. Last year, this process was suspended temporarily, but we have now resumed this process and we are currently working with JPMorgan as our financial advisor to actively consider opportunities for our businesses, including potential dispositions or other strategic transactions. There can be no assurance that any transaction will occur or, if one is undertaken, of its potential terms or timing. For additional information, see the discussion under “Outlook” in the “Liquidity and Capital Resources” portion of Item 7 of this Form 10-K Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.
     We may not be able to compete successfully.
     Ticketing Businesses. The market for ticketing services and products is intensely competitive and rapidly changing. The number of telephone services, online services, wireless services and websites competing for consumers’ attention and spending has proliferated and we expect that competition will continue to intensify. We compete, directly and indirectly, for customers, advertisers, members and content providers with the following categories of companies:
•	telephone services, wireless services and websites targeted to entertainment enthusiasts, moviegoers, theatergoers and other eventgoers, which feature directories of movies, shows, events, showtimes, theater and event locations and related content, and also allow users to purchase tickets;

•	traditional ticketing organizations, companies, agents and brokers;

•	the box office at each of the venues that hold events for which we sell tickets; and

•	ticket resellers and other participants in the secondary ticketing market
     Internet Businesses. The market for Internet services and products is intensely competitive and rapidly changing. Competition could result in reduced traffic to our websites, price reductions for advertising which we offer, a decline in product sales, reduced margins or loss of market share, any of which could cause a material decrease in our revenues. We compete, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:
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
     Intellectual Properties Business. Hollywood Media has applied for trademark and copyright protection for its major intellectual property titles. Each of Hollywood Media and NetCo Partners currently has U.S. registered trademarks as well as pending trademark applications in the U.S. related to its respective business, and they also have foreign registered trademarks and pending trademark applications in several foreign jurisdictions. As Hollywood Media’s properties are developed, Hollywood Media intends to apply for further trademark and copyright protection in the United States and certain foreign countries.
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
     We have significantly expanded our Internet and ticketing operations over a period of years through our acquisitions of businesses including hollywood.com, Inc., BroadwayTheater.com, Inc., Theatre Direct NY, Inc., CinemasOnline and Showtix, and through the launch of Broadway.com, Theatre.com and MovieTickets.com (Hollywood Media currently owns 26.2% of the equity of MovieTickets.com, Inc.). We continue to develop our businesses, and we may expand our operations and market presence by entering into joint ventures, acquisitions, business combinations, investments, or other strategic alliances. These transactions create risks such as:
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
     If our suppliers of tickets for Broadway shows did not sell us all the tickets we wish to buy, our financial results may be adversely affected.
     We are one of many licensed ticket resellers that purchase and resell tickets for Broadway shows. We obtain the tickets we sell through our arrangements with theatre box offices and we maintain our own inventory of tickets for sale. If the box offices changed their policies or methods of ticket sales in a manner that resulted in our inability to buy all the tickets that we wish to buy for resale by our Broadway Ticketing division, then Hollywood Media’s revenues and financial results may be adversely affected. Some of our ticket suppliers require surety bonds to be maintained. If we are not able to maintain a sufficient level of bonding, we may be precluded from purchasing tickets.
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
     Our stock price is volatile.
     The trading price of our common stock has and may continue to fluctuate significantly. During the 24 months ended December 31, 2007, the trading price for our common stock on the Nasdaq Stock Market ranged from $2.24 to $4.75 per share. Our stock price may fluctuate in response to a number of events and factors, such as our quarterly operating results, announcements of new products or services, announcements of mergers, acquisitions, strategic alliances, or divestitures and other factors, including similar announcements by other companies that investors may consider to be comparable to us. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the companies. These broad market and industry fluctuations may cause the market price of our stock to decrease, regardless of our operating performance.
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
Item 2. Properties.
     Hollywood Media leases office space in Florida, New York, Los Angeles, Wisconsin as well as Lancashire, UK. The general terms of the leases for each of these locations are as follows:

		Current
Location	Square Feet	Monthly Rent		Expiration Date
Corporate Headquarters, Hollywood.com and Hollywood.com Television production Boca Raton, FL	13,131		$24,619	November 30, 2012

Theatre Direct,	550		$1,700	March 31, 2009
Broadway.com and	3,230		$10,000	March 31, 2009
1-800-BROADWAY	3,250		$8,396	March 31, 2009
New York, NY	21,600		$59,040	January 31, 2017

Tekno Books Green Bay, WI	2,025 463	$ $	1,446 355	Month to Month Month to Month

CinemasOnline	3,710		$5,287	November 20, 2008
Lancashire, UK

Hollywood.com Los Angeles, CA	3,258		$7,819	August 31, 2012
Item 3. Legal Proceedings.
     None.
Item 4. Submission of Matters to a Vote of Shareholders.
     Hollywood Media held its 2007 annual meeting of shareholders on December 18, 2007. The following matters were submitted to a vote of the holders of Hollywood Media’s common stock, and were approved by the voting results indicated below.

     Vote On Election of Directors
     All of the following nominees were elected as directors, with the following voting results:

Director Nominees	Votes For	Votes Withheld
Mitchell Rubenstein	22,400,441	2,149,770
Laurie S. Silvers	22,351,314	2,198,897
Harry T. Hoffman	22,348,814	2,201,397
Robert E. McAllan	22,420,479	2,129,732
Deborah J. Simon	18,299,928	6,250,283
Robert Epstein	22,735,478	1,814,733
     Vote on Ratification of Public Accounting Firm
     The proposal to ratify the selection of Kaufman Rossin & Co. as Hollywood Media’s independent registered public accounting firm for the year ending December 31, 2007 was approved by the following voting results:

Votes
For	24,526,350
Against	18,576
Abstain	5,285
Broker Non-Votes	0

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Market for Common Stock
     Hollywood Media’s common stock trades on The Nasdaq Stock Market (“Nasdaq”) under the symbol HOLL. The following table sets forth, for the periods indicated below, the high and low sales prices for the common stock, as reported by Nasdaq.

	High	Low
2006

First Quarter	$5.13	$4.14
Second Quarter	$4.89	$3.61
Third Quarter	$4.24	$3.20
Fourth Quarter	$4.40	$3.80

2007

First Quarter	$4.64	$3.79
Second Quarter	$4.75	$3.88
Third Quarter	$4.37	$3.16
Fourth Quarter	$3.70	$2.24
     Holders of Common Stock
     As of March 13, 2008, there were 160 record holders of Hollywood Media’s common stock.
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
     Recent Sales of Unregistered Securities
     Hollywood Media previously reported issuances of securities during the year ended December 31, 2007 in transactions that were not registered under the Securities Act of 1933 in the following reports: Hollywood Media’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 9, 2007; Hollywood Media’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 9, 2007; and Hollywood Media’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed on May 10, 2007.
     Issuer Repurchases of Equity Securities
     Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media Corp. may use up to $10 million of its cash to repurchase shares of its outstanding common stock. This program was approved by Hollywood Media’s Board of Directors on September 28, 2007 and was initially announced via press release on October 1, 2007.
     Pursuant to the repurchase program, Hollywood Media is authorized to purchase shares of its common stock from time to time on the open market or in negotiated transactions. The purchases are to be funded from available cash and cash equivalents, and the timing and amount of any shares repurchased will be determined by Hollywood Media’s management based on its evaluation of financial and market conditions, legal requirements and other factors. The repurchase program has no time limit and may be suspended for periods or discontinued at any time, and there is no guarantee as to the number of shares or the amount of cash to be utilized for repurchases. Repurchased shares will become authorized but unissued shares of Hollywood Media’s common stock.
     The following table provides information with respect to common stock purchases by Hollywood Media during the fourth quarter of 2007. As of the date of this Form 10-K, no purchases have been made in fiscal year 2008. For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources” in Item 7 of this Form 10-K Report.

Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	or Programs (1)	Plans or Programs
October 1, 2007 through October 31, 2007	—	$—	—	$—
November 1, 2007 through November 30, 2007	2,003,660	2.55	2,003,660	—
December 1, 2007 through December 31, 2007	—	—	—	—
Total	2,003,660	$2.55	2,003,660	$4,895,796 (2)

(1)	All purchases during the fourth quarter of 2007 were pursuant to the repurchase program described above which was publicly announced on October 1, 2007.

(2)	As of December 31, 2007, calculated by subtracting (i) the total price paid for all shares purchased under the repurchase program through December 31, 2007 ($5,104,204), from (ii) the $10 million potential maximum dollar value of repurchases approved under the life of the plan.

     Performance Graph
     The following graph compares, for the five-year period from December 31, 2002 to December 31, 2007, the cumulative total shareholder return on:
•	Hollywood Media’s common stock;

•	The NASDAQ Composite Index; and

•	The Standard & Poor’s Media Industry Index
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hollywood Media Corp., The NASDAQ Composite Index
And The S & P Media Industry Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6. Selected Financial Data.
     The selected financial data in the table below has been derived from the audited Consolidated Financial Statements of Hollywood Media and should be read in conjunction with the following statements and the notes thereto included in Item 8 of this Form 10-K report: Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006; and Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005. The Consolidated Balance Sheets as of December 31, 2005, 2004 and 2003, and Consolidated Statements of Operations for the years ended December 31, 2004 and 2003 are not included in this report.
     Discontinued Operations.
     The selected financial data in the table below includes application of accounting principles to reflect the discontinued operations resulting from the sale of the Showtimes business in 2007 and the sale of the Baseline/StudioSystems business in 2006, which sales are described below.
     Sale of Showtimes Business Unit to West World Media LLC
     On August 24, 2007, Hollywood Media and its wholly-owned subsidiary Showtimes.com, Inc. (“Showtimes”) entered into and simultaneously closed on a definitive asset purchase agreement with Brett West and West World Media, LLC, (“West World Media”), pursuant to which Hollywood Media sold substantially all of the assets of the Showtimes business to West World Media for a cash purchase price of $23,000,000 paid to Hollywood Media on the closing date. The Showtimes business included the CinemaSource, EventSource and ExhibitorAds operations and constituted the remainder of Hollywood Media’s Data Business Division, which previously included the Baseline/StudioSystems business unit until it was sold to The New York Times Company (“The New York Times”) on August 25, 2006. West World Media is controlled by Brett West, who founded the Showtimes business in 1995 and sold the business to Hollywood Media in 1999. Mr. West served as president of Hollywood Media’s Showtimes business. The purchase price was determined in an arms’ length negotiation between Hollywood Media and West World Media. Showtimes financial results for all periods presented have been reclassified from continuing operations and included in discontinued operations. For additional information about this transaction, see Note 4 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in this Form 10-K Report.
     Sale of Baseline/StudioSystems Business Unit to The New York Times Company
     On August 25, 2006, Hollywood Media entered into and simultaneously closed on a definitive stock purchase agreement, pursuant to which The New York Times purchased all of the outstanding capital stock of Hollywood Media’s wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000. BAC was the subsidiary of Hollywood Media which owned Hollywood Media’s Baseline/StudioSystems business unit. Baseline/StudioSystems constituted a portion of Hollywood Media’s Data Business Division. Baseline/StudioSystems financial results for all periods presented have been reclassified from continuing operations and included in discontinued operations. For additional information about this transaction, see Note 4 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in this Form 10-K Report.

	YEARS ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
STATEMENT OF OPERATIONS DATA:

Net revenues
Ticketing	$111,731,398	$98,102,961	$78,890,718	$59,689,971	$52,266,539
Other	12,149,825	11,314,021	6,105,090	5,298,223	5,651,451

Total net revenues	123,881,223	109,416,982	84,995,808	64,988,194	57,917,990

Operating Costs and Expenses
Cost of revenues — ticketing	93,367,536	81,928,952	67,515,534	51,781,133	44,850,254
Editorial, production, development and technology (exclusive of depreciation, and amortization shown separately below)	6,286,130	5,331,498	2,991,091	2,365,726	2,628,808
Selling, general and administrative	16,321,373	14,884,268	10,818,088	9,677,373	6,881,939
Payroll & benefits	16,072,400	14,117,379	13,586,986	10,130,018	8,968,640
Amortization of CBS advertising	—	—	—	38,807	885,974
Depreciation and amortization	1,847,171	1,702,427	1,269,146	1,476,435	1,866,519

Total operating costs and expenses	133,894,610	117,964,524	96,180,845	75,469,492	66,082,134

Loss from operations	(10,013,387)	(8,547,542)	(11,185,037)	(10,481,298)	(8,164,144)

Equity in earnings of unconsolidated investees	4,747	12,227	533,228	576,317	957,681

Other income (expense)
Interest, net	199,437	(1,787,735)	(545,597)	(2,580,611)	(1,377,926)
Change in derivative liability	—	640,536	87,037	—	—
Other, net	(59,572)	3,910	44,862	3,667	(376,258)

Loss from continuing operations before minority interest	(9,868,775)	(9,678,604)	(11,065,507)	(12,481,925)	(8,960,647)

Minority interest in (income) losses of subsidiaries	3,241	4,910	(168,107)	(388,383)	(564,233)

Loss from continuing operations	(9,865,534)	(9,673,694)	(11,233,614)	(12,870,308)	(9,524,880)

Gain on sale of discontinued operations, net of income taxes	10,254,287	16,328,241	—	—	—
Income from discontinued operations	1,345,856	2,867,966	2,320,432	1,272,509	2,083,193

Income from discontinued operations	11,600,143	19,196,207	2,320,432	1,272,509	2,083,193

Net income (loss)	$1,734,609	$9,522,513	$(8,913,182)	$(11,597,799)	$(7,441,687)

Basic and diluted income (loss) per common share
Continuing operations	$(0.30)	$(0.30)	$(0.36)	$(0.46)	$(0.46)
Discontinued operations	0.35	0.59	0.08	0.04	0.10

Total basic and diluted net income (loss) per share	$0.05	$0.29	$(0.28)	$(0.42)	$(0.36)

Weighted average common and common equivalent shares outstanding - basic and diluted	33,303,886	32,761,848	31,470,307	27,784,850	20,829,183

	AS OF DECEMBER 31,
	2007	2006	2005	2004	2003
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$26,758,550	$27,448,649	$6,926,313	$6,075,508	$1,864,648
Working capital (deficit)	20,128,557	16,380,362	(3,396,040)	(1,951,662)	(6,490,321)
Total assets	93,978,836	100,009,604	83,302,950	69,811,599	56,881,021
Capital lease obligations, including current portion	397,780	77,588	106,993	156,313	406,328
Convertible debentures — net	—	—	940,927	799,152	4,027,629
Senior Unsecured Notes	—	6,375,399	5,402,255	—	—
Total shareholders’ equity	$55,600,403	$55,699,417	$42,399,092	$47,149,270	$34,285,699
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
          The following discussion and analysis should be read in conjunction with Hollywood Media’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
Overview
          Hollywood Media is a provider of information, news and other content, and ticketing to consumers and businesses covering the entertainment, Internet and media industries. We own and operate a number of business units focused on the entertainment and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from Broadway, Off-Broadway and London’s West End ticket sales to both individuals and groups, advertising, and book development license fees and royalties. Our Broadway Ticketing business includes Broadway.com, 1-800-Broadway, Theatre Direct and Theatre.com. Hollywood Media’s businesses also include an intellectual property business, Hollywood.com, the U.K.-based CinemasOnline companies and a minority interest in MovieTickets.com. In addition, Hollywood Media owns and operates the free VOD cable television network, Hollywood.com Television.
RESULTS OF OPERATIONS
          Year ended December 31, 2007 (“fiscal 2007”) as compared to the year ended December 31, 2006 (“fiscal 2006”) and year ended December 31, 2005 (“fiscal 2005”).
Composition of our business segments are as follows:
•	Broadway Ticketing – sells tickets and related hotel and restaurant packages via Broadway.com, 1-800-BROADWAY and TDI to live theater events on Broadway, Off-Broadway and London’s West End, to individual consumers, groups and domestic and international travel professionals, including travel agencies, tour operators, and educational institutions. Beginning in late September 2007, sales for events in London’s West End are fulfilled through a partnership arrangement between Theatre.com and an unrelated London-based ticket agency. This segment also generates revenue from the sale of sponsorships on Broadway.com.

•	Ad Sales – sells advertising on Hollywood.com and MovieTickets.com, and includes CinemasOnline which sells advertising on cinema and live theater websites in the U.K. Hollywood.com receives commissions on the ads it sells on MovieTickets.com.

•	Intellectual Properties – owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes a 51% interest in Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners.

•	Cable TV – comprised of Hollywood.com Television and Broadway.com Television, free VOD channels that offer interactive entertainment information with on-demand video content to subscribers in certain cable TV systems.

•	Other – is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls.
Results of Discontinued Operations
          Sale of Showtimes Business Unit to West World Media
            On August 24, 2007, Hollywood Media Corp. entered into and simultaneously closed on a definitive asset purchase agreement with West World Media and its principal, a former employee, pursuant to which Hollywood Media sold to West World Media substantially all of the assets of its Showtimes business for a cash purchase price of $23,000,000, subject to a working capital post-closing adjustment. The working capital post-closing adjustment was a price reduction of $114,454, which was paid by Hollywood Media to West World Media in January 2008.
          Sale of Baseline/StudioSystems Business Unit to The New York Times Company
          On August 25, 2006, Hollywood Media sold the Baseline/StudioSystems business to The New York Times for a cash purchase price of $35,000,000. As per the purchase agreement, $3,500,000 of the purchase price was held in escrow for twelve months following the closing to cover potential indemnification claims, if any, made by The New York Times. During 2007, Hollywood Media received $2,800,000, representing the full amount of the escrow, net of costs of $700,000 for certain contractual bonuses due to the former division heads.
          Following are components of the net results of discontinued operations for the years ended December 31, 2007, 2006 and 2005. The results for fiscal 2007 and fiscal 2006 in the table below include the results of the sold businesses for only the periods up to the date on which the Showtimes and Baseline/StudioSystems businesses, were sold (August 24, 2007 and August 25, 2006, respectively), whereas fiscal 2005 includes those businesses’ operations for the entire period.

	2007	2006	2005
Operating revenue	$4,322,810	$10,165,725	$10,618,631

Gain on sale of discontinued operations net of income taxes of $569,298 and $524,265 for fiscal 2007 and fiscal 2006, respectively	10,254,287	16,328,241	—
Income from discontinued operations	1,345,856	2,867,966	2,320,432

Income from discontinued operations	$11,600,143	$19,196,207	$2,320,432

Results of Continuing Operations
          The following tables summarize changes in Hollywood Media’s revenue and operating expense from continuing operations by reportable segment for the years ended December 31, 2007, 2006 and 2005. For additional financial information regarding Hollywood Media’s reportable segments, see Note 18 – Segment Reporting in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K report.

			2006 to	2006 to
	Net Revenues		2007	2007
Net Revenues Analysis	2007	2006	Change	Change

Broadway Ticketing	$111,731,398	$98,102,961	$13,628,437	14%
Ad Sales	10,891,517	9,909,996	981,521	10%
Intellectual Properties	1,061,118	1,229,126	(168,008)	(14%)
Cable TV	197,190	174,899	22,291	13%
Other	—	—	—	—

TOTALS	$123,881,223	$109,416,982	$14,464,241	13%

			2005 to	2005 to
	Net Revenues		2006	2006
	2006	2005	Change	Change
Broadway Ticketing	$98,102,961	$78,890,718	$19,212,243	24%
Ad Sales	9,909,996	4,513,676	5,396,320	120%
Intellectual Properties	1,229,126	1,550,580	(321,454)	(21%)
Cable TV	174,899	40,834	134,065	328%
Other	—	—	—	—

TOTALS	$109,416,982	$84,995,808	$24,421,174	29%

			2006 to	2006 to
	Operating Expenses		2007	2007
Operating Expense Analysis	2007	2006	Change	Change

Broadway Ticketing	$108,380,905	$94,165,013	$14,215,892	15%
Ad Sales	13,131,475	10,888,395	2,243,080	21%
Intellectual Properties	1,070,036	1,065,173	4,863	0%
Cable TV	776,403	748,353	28,050	4%
Other	10,535,791	11,097,590	(561,799)	(5%)

TOTALS	$133,894,610	$117,964,524	$15,930,086	14%

			2005 to	2005 to
	Operating Expenses		2006	2006
	2006	2005	Change	Change
Broadway Ticketing	$94,165,013	$76,092,532	$18,072,481	24%
Ad Sales	10,888,395	6,362,487	4,525,908	71%
Intellectual Properties	1,065,173	1,170,944	(105,771)	(9%)
Cable TV	748,353	720,766	27,587	4%
Other	11,097,590	11,834,116	(736,526)	(6%)

TOTALS	$117,964,524	$96,180,845	$21,783,679	23%

Comparison of Percentage Changes in Net Revenues and Operating Expenses

	2006 to 2007	2006 to 2007	2005 to 2006	2005 to 2006
	Revenues	Operating Expenses	Revenues	Operating Expenses
Increase (decrease) in - Broadway Ticketing	14%	15%	24%	24%
Ad Sales	10%	21%	120%	71%
Intellectual Properties	(14%)	0%	(21%)	(9%)
Cable TV	13%	4%	328%	4%
Other	—	(5%)	—	(6%)

TOTALS	13%	14%	29%	23%
Note Regarding Impact of Broadway Strike
     Results of continuing operations for the year ended December 31, 2007 were negatively impacted by the Broadway stagehand strike that ended on November 28, 2007 and caused 19 days of cancelled Broadway performances. We received refunds or credits from the show box offices on virtually all tickets purchased by the Broadway Ticketing division for cancelled performances. We worked with customers to address orders placed for these cancelled performances, and refunds or exchanges were provided at the election of the customer. Any orders not refunded or exchanged by the end of the year were included in “Customer deposits” in the Consolidated Balance Sheets in Item 8 of this Form 10-K.
Net Revenues
     Total net revenues for fiscal 2007 were $123,881,223 compared to $109,416,982 and $84,995,808 for fiscal 2006 and fiscal 2005, respectively. Revenues increased $14,464,241, or 13%, in fiscal 2007 from fiscal 2006 and increased $24,421,174, or 29%, in fiscal 2006 from fiscal 2005. The increase in net revenues for fiscal 2007 as compared to fiscal 2006 is primarily the result of increases in Broadway ticketing revenue of $13,628,437, Ad Sales revenue of $981,521 and Cable TV revenue of $22,291, offset in part by a decrease in Intellectual Properties revenue of $168,008. In fiscal 2007 and fiscal 2006, net revenues were derived 90% from Broadway Ticketing, 9% from Ad Sales and 1% from Intellectual Properties. In fiscal 2005, Broadway Ticketing represented 93% of all revenues, Ad Sales represented 5% and Intellectual Properties represented 2%.
     Broadway Ticketing net revenue for fiscal 2007 was $111,731,398 as compared to $98,102,961 for fiscal 2006, and $78,890,718 for fiscal 2005. Broadway Ticketing net revenue increased $13,628,437, or 14%, for fiscal 2007 from fiscal 2006 and increased $19,212,243, or 24%, for fiscal 2006 from fiscal 2005. The increase in Broadway Ticketing net revenue in fiscal 2007 compared to fiscal 2006 is the result of an increase in sales to consumers, the purchase of the Showtix business in February 2007, ticket price increases by theaters, increases in service fees on individual ticket sales and increases in number of tickets sold. The increase in Broadway Ticketing net revenue in fiscal 2006 compared to fiscal 2005 is the result of an increase in sales to consumers, hotel package sales and changes in our marketing and advertising strategies. Ticketing revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London’s West End both online via Broadway.com and offline via 1-800-BROADWAY to domestic and international travel professionals, tourists and New York area theater patrons. Beginning in the fourth quarter of 2007, sales for events in London’s West End are fulfilled through a partnership agreement between Theatre.com and an unrelated London-based ticket agency. Ticketing revenue is recognized on the date of performance of the show. Ticket revenue received for performances yet to take place is recorded as “Deferred revenue” on our consolidated balance sheets.
     Ad Sales net revenue was $10,891,517 for fiscal 2007 as compared to $9,909,996 for fiscal 2006 and $4,513,676 for fiscal 2005. Ad Sales net revenue increased $981,521 or 10% for fiscal 2007 from fiscal 2006 and increased $5,396,320, or 120%, for fiscal 2006 from fiscal 2005. The increase in Ad Sales from fiscal 2006 to fiscal 2007 is primarily due to increased commission revenue due to higher ad sales on MovieTickets.com, and growth of the plasma sales business in CinemasOnline, offset in part by a decrease in ad sales on Broadway.com due to changes in its advertising model to reduce banner ad sales and increase sponsorships from theater producers. The increase in ad sales revenue from fiscal 2005 to fiscal 2006 was primarily due to the acquisition of CinemasOnline in November 2005 and growth of ad sales on Hollywood.com and Broadway.com, as well as increased commission revenue from ad sales on MovieTickets.com. CinemasOnline contributed $4,158,393 to the increase in revenue from fiscal 2005 to fiscal 2006. Ad Sales revenue is generated from the sale of advertising and sponsorships on Hollywood.com as well as advertising sales by CinemasOnline. Hollywood Media also earns commissions on ad sales which Hollywood Media sells for placement on MovieTickets.com.
          Intellectual Properties net revenues were $1,061,118 for fiscal 2007, compared to $1,229,126 for fiscal 2006 and $1,550,580 for fiscal 2005. Net revenues generated from Intellectual Properties decreased $168,008, or 14%, in fiscal 2007 from fiscal 2006 and decreased $321,454, or 21%, in fiscal 2006 from fiscal 2005. The decrease in revenues from fiscal 2006 to fiscal 2007, as well as from fiscal 2005 to fiscal 2006 was attributable to the timing of the delivery of manuscripts as fewer manuscripts were delivered in fiscal 2007 as compared to fiscal 2006 and fiscal 2005 and to sluggishness in the publishing industry. The Intellectual Properties division generates revenues from several different activities including book development and licensing, and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. This division does not include NetCo Partners, which is reported separately; see “Equity in Earnings of Unconsolidated Investees” below.
Equity in Earnings of Unconsolidated Investees
          Equity in earnings of unconsolidated investees consists of the following:

	For the years ended December 31,
	2007	2006	2005
NetCo Partners (a)	$4,747	$12,227	$533,228
MovieTickets.com (b)	—	—	—

	$4,747	$12,227	$533,228

          (a) NetCo Partners
          NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method. Hollywood Media’s 50% share of earnings of NetCo Partners was $4,747 for fiscal 2007 a decrease of 61% or $7,480 as compared to $12,227 for fiscal 2006. Our 50% share of earnings was $533,228 for fiscal 2005. Revenues decreased for fiscal 2007 compared to fiscal 2006 and 2005 primarily due to fewer manuscripts delivered. Revenues vary year to year dependent on the timing of deliveries of manuscripts to the publisher. Costs related to the acquisition, development and sales of the intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.
          (b) MovieTickets.com
          Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture. Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees. Under applicable accounting principles, Hollywood Media has not recorded income from its investment in MovieTickets.com for fiscal 2007 and fiscal 2006 because accumulated losses from fiscal 2005 and prior years exceed MovieTickets.com’s accumulated net income in fiscal 2007 and fiscal 2006. The

MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising.
          MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com website in May 2000 with several major movie theater exhibitors. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at “will call” windows or kiosks at theaters or the user can print at home for theatres with that capacity. The website generates revenues from service fees charged to users for the purchase of tickets and the sale of advertising. Service fees on ticket sales were introduced in November 2000. MovieTickets.com’s participating exhibitors operate theaters located in all of the top twenty markets and approximately 70% of the top 50 and top 100 markets in the United States and Canada and represent approximately 50% of the top 50 and top 100 grossing theaters in North America. Additionally, MovieTickets.com operates in the United Kingdom. See Item 1 — Business, and Note 15 to Consolidated Financial Statements for additional information about MovieTickets.com.
Operating Expenses
          Cost of Revenues — Ticketing. Cost of revenues — ticketing was $93,367,536 for fiscal 2007 compared to $81,928,952 for fiscal 2006 and $67,515,534 for fiscal 2005. Cost of revenues consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals. As a percentage of ticketing revenues, cost of revenues — ticketing was 84%, 84% and 86% for fiscal 2007, 2006 and 2005, respectively. The reduction in cost of revenue as percentage of ticketing revenue in fiscal 2006 as compared to fiscal 2005 was due in large part to a greater proportion of higher margin consumer ticket sales in 2006 as compared to 2005.
          We have increased ticket pricing flexibility following the adoption of legislation in New York during 2007 that eliminated price caps on service fees on event tickets. We continue adjusting and evaluating our pricing models on our consumer sales with the goal of expanding margins on tickets. As a result, our overall margin percentage on consumer ticket sales increased during 2007 as compared to 2006. The overall Broadway Ticketing segment’s gross margin percentage on ticket sales is influenced by the mix of consumer ticket sales and group sales, because group sales typically generate lower margin than consumer sales, and the consumer-to-group ratio varies from period to period.
          Editorial, Production, Development and Technology. Editorial, production, development and technology costs include payroll and related expenses for the editorial and production staff responsible for (i) creating content and supporting Ad Sales on Hollywood Media’s websites, including Hollywood.com and Broadway.com, and (ii) supporting Ad Sales on the MovieTickets.com website. These expenses also include Internet access and computer related expenses for the support and delivery of these services, and fees and royalties paid to authors and co-editors for the Intellectual Properties segment. Editorial, production, development and technology costs for fiscal 2007 were $6,286,130 as compared to $5,331,498 for fiscal 2006 and $2,991,091 for fiscal 2005. As a percentage of aggregate net revenues from our Ad Sales and Intellectual Properties segments, these costs were 52%, 47% and 49% for fiscal 2007, 2006 and 2005, respectively. The fiscal 2007 over fiscal 2006 increase in Editorial, Production, Development and Technology as a percentage of revenue was mainly due to increased investment in the Ad Sales segment in terms of further development of our web sites and new hires in our production and editorial staff, as well as increased commission payments in our U.K. subsidiaries. The decrease in fiscal 2006 as compared to fiscal 2005 in Editorial, Production, Development and Technology costs as a percentage of revenue is due in part to lower incremental costs associated with the increased revenues in the Ad Sales segment.
          Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising representative firms and other parties). The SG&A expenses for fiscal 2007 were $16,321,373 compared to

$14,884,268 for fiscal 2006, for an increase of $1,437,105, or 10%, and $10,818,088 for fiscal 2005, for an increase in fiscal 2006 of $4,066,180 or 38% as compared to fiscal 2005. As a percentage of net revenues, SG&A expenses were 13% for fiscal 2007, 14% for fiscal 2006 and 13% for fiscal 2005. The increase in SG&A expenses in fiscal 2007 over fiscal 2006 was due in large part to the following: (i) increased occupancy expense of $821,155, of which approximately $625,390 is temporary redundant lease expense for our Broadway Ticketing division while we moved our New York office to new consolidated space nearby, and (ii) an increase of approximately $481,190 in advertising expenses for our Broadway Ticketing division. The increase in SG&A in fiscal 2006 as compared to fiscal 2005 (excluding the impact of the CinemasOnline acquisition in November 2005) was due primarily to an increase of $1,778,000 in advertising expense in the Broadway Ticketing segment, an increase of $1,295,000 in consulting expense mainly due to our outsourcing of technology to third party providers in India and to cover our staffing needs at one of our subsidiaries while we changed our organizational structure, an increase in bad debt expense of $282,000, and an increase in travel and entertainment of $117,000, offset in part by decreases in Sarbanes Oxley consulting fees of $513,000 and accounting fees of $146,000. In addition, the acquisition of CinemasOnline in November 2005 increased SG&A expense in fiscal 2006 by $884,000 as compared to fiscal 2005.
          Payroll and Benefits.
          Payroll and benefits expenses consist of payroll and benefits including any other types of compensation benefits as well as human resources and administrative functions.
          Payroll and benefits expenses for fiscal 2007 were $16,072,400 as compared to $14,117,379 for fiscal 2006, an increase of $1,955,021, or 14%, and $13,586,986 for fiscal 2005. Payroll and benefits expenses increased $530,393, or 4%, in fiscal 2006 as compared to fiscal 2005. As a percentage of net revenues, payroll and benefits expenses were approximately 13% in fiscal 2007 and fiscal 2006 and 16% in fiscal 2005.
          The increase in payroll and benefits in fiscal 2007 over fiscal 2006 was due in large part to the following factors: (i) an increase of approximately $751,000 in expenses relating to the hiring of additional salespersons for the ad sales division, and the addition of a new President of Hollywood.com, (ii) approximately $367,000 in additional payroll and benefits expenses resulting from the acquisition of the Showtix business in February 2007, (iii) an increase of $495,000 in additional payroll and benefits in our ticketing segment due to the hiring of additional accounting, managerial and other staff, and (iv) an increase in health insurance expense of approximately $139,000.
          The increase in costs from fiscal 2005 to fiscal 2006 relating to payroll and benefits was due in large part to the following factors: the acquisition of CinemasOnline in the fourth quarter of 2005 which added $746,298 of additional payroll costs to fiscal year 2006; $787,513 in additional share-based compensation (see “Stock Option Plans; Warrants; and Employee Stock Based Compensation” in Note 3 of Notes to Consolidated Financial Statements); our growing ticket volume on Broadway.com in fiscal 2006 required increases in technology and customer service personnel resources. These increases in expenses were offset in part by decreases in expenses resulting from outsourcing of information technology services to India.
          Depreciation and Amortization.
          Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, equipment under capital leases and amortization of intangibles. Depreciation and amortization expense was $1,847,171 for fiscal 2007 as compared to $1,702,427 for fiscal 2006 and $1,269,146 for fiscal 2005. Depreciation and amortization increased $144,744 or 9% in fiscal 2007 compared to an increase of $433,281, or 34%, in fiscal 2006. The increase in depreciation and amortization expense from fiscal 2006 to fiscal 2007 is primarily due to an increase in investments in our Ad Sales segment. The increase in depreciation and amortization from fiscal 2005 to fiscal 2006 is primarily due to the amortization of intangibles and a full year of expenses related to the CinemasOnline acquisition in November 2005.

          Interest, net.
          Interest, net was income of $199,437 for fiscal 2007 as compared to an expense of $1,787,735 for fiscal 2006 and an expense of $545,597 for fiscal 2005. The decrease of $1,987,172 or 111% in interest, net in fiscal 2007 as compared to fiscal 2006 was primarily attributable to the payoff of $7,000,000 principal amount of Senior Unsecured Notes in May 2007, accretion of debt discount and increased income from interest bearing accounts. The increase of $1,242,138, or 228%, in interest, net in fiscal 2006 as compared to fiscal 2005 was primarily attributable to the issuance of $7,000,000 in Senior Unsecured Notes on November 23, 2005, resulting in higher interest expense in fiscal 2006.
          Change in derivative liability.
          Change in derivative liability was $0 for fiscal 2007 as compared to a positive amount of $640,536 for fiscal 2006 and $87,037 for fiscal 2005. The change in derivative liability to zero in fiscal 2007 from fiscal 2006 was due to a change in accounting principle from the adoption of a new accounting pronouncement effective as of January 1, 2007, which eliminated the derivative liability through shareholders’ equity. See Note 11 — Debt in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K report. The increase in gain of $553,499 or 636% in change in derivative liability in fiscal 2006 over fiscal 2005 was due to a decrease in the fair value of the derivative, resulting from a reduction in the Company’s share price.
          Net Income (Loss).
          Hollywood Media’s net income for fiscal 2007 was $1,734,609 as compared to a net income for fiscal 2006 of $9,522,513 and a net loss of $8,913,182 for fiscal 2005. The net income decreased in fiscal 2007 as compared to fiscal 2006 by $7,778,904, or 82%, primarily due to the gain on sale of the Showtimes business in 2007 being smaller than the gain on the sale of Baseline/StudioSystems business in 2006. The net income increased in fiscal 2006 as compared to fiscal 2005 by $18,435,695, primarily due to the gain on sale of the Baseline/StudioSystems business and growth in our Broadway Ticketing and Ad Sales segments, offset by decreasing operating income in our Intellectual Properties segment.
LIQUIDITY AND CAPITAL RESOURCES
Cash Balance at Year End; Sources and Uses of Cash
          Hollywood Media’s cash and cash equivalents were $26,758,550 at December 31, 2007 as compared to $27,448,649 at December 31, 2006. Our net working capital (defined as current assets less current liabilities) was $20,161,486 at December 31, 2007 as compared to $16,380,362 at December 31, 2006.
          Net cash used in operating activities from continuing operations during fiscal 2007 was $9,606,933, which cash usage was primarily attributable to the loss from continuing operations. Net cash used in operating activities from continuing operations during 2006 was $6,622,395.
          Net cash provided by investing activities from continuing operations during fiscal 2007 was $18,836,591, which net cash included, among other things, $25,418,361 in cash proceeds from the sale of assets (including sale of the Showtimes business, discussed below), and cash outlays which included, among other things, $3,763,247 for capital expenditures (including $2,511,424 for leasehold improvements for the new Broadway offices in New York City) and $2,690,659 for the acquisition of the Showtix business. Net cash provided by investing activities from continuing operations during fiscal 2006 was $23,803,922, which net cash included, among other things, $25,159,520 in cash proceeds from the sale of assets (including sale of the Baseline/StudioSystems business, discussed below), and cash outlays of $1,117,060 for capital expenditures.

          Net cash used in financing activities from continuing operations during fiscal 2007 was $11,845,959, which cash usage included, among other things, $7 million for repayment in full of all outstanding Senior Unsecured Notes (discussed below), and approximately $5.1 million for the repurchase of common stock of Hollywood Media under the previously announced stock repurchase program (discussed below). Net cash provided by financing activities from continuing operations during fiscal 2006 was $341,419.
Sale of Showtimes Business Unit to West World Media LLC
          On August 24, 2007, Hollywood Media and its wholly-owned subsidiary Showtimes, entered into and simultaneously closed on a definitive asset purchase agreement with Brett West and West World Media, pursuant to which Hollywood Media sold substantially all of the assets of the Showtimes business to West World Media for a cash purchase price of $23,000,000 paid to Hollywood Media on the closing date. The Showtimes business included the CinemaSource, EventSource and ExhibitorAds operations and constituted the remainder of Hollywood Media’s Data Business Division, which previously included the Baseline/StudioSystems business unit until it was sold to The New York Times on August 25, 2006. West World Media is controlled by Brett West, who founded the Showtimes business in 1995 and sold the business to Hollywood Media in 1999. Mr. West served as president of Hollywood Media’s Showtimes business. The purchase price was determined in an arms’ length negotiation between Hollywood Media and West World Media. The purchase price decreased due to a post-closing adjustment of $114,454 paid by Hollywood Media to West World Media in January 2008. Hollywood Media’s expenditures relating to the sale include approximately $553,000 in estimated state and federal income taxes and approximately $1.7 million in fees and expenses payable to Hollywood Media’s financial and legal advisors. For additional information about this transaction, see Note 4 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Form 10-K Report.
Acquisition of Showtix Business
          On February 1, 2007, TDI invested approximately $2.7 million in cash to consummate its acquisition of the Broadway ticketing business of Showtix. See Note 5 “Acquisitions and Other Capital Transactions” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K report.
Sale of Baseline StudioSystems Business Unit to The New York Times Company
          On August 25, 2006, Hollywood Media entered into and simultaneously closed on a definitive stock purchase agreement (the “Purchase Agreement”) with The New York Times, pursuant to which The New York Times purchased all of the outstanding capital stock of Hollywood Media’s wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000. BAC was the subsidiary of Hollywood Media that owned Hollywood Media’s Baseline business unit. Baseline constituted a portion of Hollywood Media’s Data Business division. This sale to The New York Times did not include the other components of Hollywood Media’s Data Business division (e.g., CinemaSource, EventSource and ExhibitorAds). $3.5 million of the purchase price was held in escrow for twelve months following the closing to cover potential indemnification claims by The New York Times under the terms of the Purchase Agreement. As of September 30, 2007, Hollywood Media received the full amount of the escrow net of $700,000 for payment of previously expensed bonuses due the former division heads under preexisting agreements. The net amount of $2,800,000 of escrow, and accumulated interest, was received during the three months ended September 30, 2007. For additional information about this transaction, see Note 4 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Form 10-K Report.
2004 Private Placement
          In February 2004, Hollywood Media completed a private placement of common stock, which included the issuance of 5,773,355 shares of common stock to investors and five-year warrants to purchase an aggregate of 1,732,006 shares of common stock with an exercise price of $2.84 per share. Hollywood Media’s net cash proceeds from the private placement were approximately $15.1 million after deduction of expenses in connection with the transaction. Hollywood Media received $188,803 and $803,664 net of placement agent commission, from the exercise of a portion of these warrants during fiscal 2006 and fiscal 2005, respectively.
Senior Unsecured Notes Issued in 2005
          On November 23, 2005, Hollywood Media issued and sold $7,000,000 aggregate principal amount of its Senior Unsecured Notes (the “Senior Notes”) for aggregate gross cash proceeds of $7,000,000. In May 2007, Hollywood Media paid off the Senior Notes in full, including the $7,000,000 in principal plus accrued interest, in accordance with the terms of the Senior Notes, and there is no outstanding balance remaining on the Senior Notes. The Senior Notes carried an 8% interest rate and an initial 12 month term, on which interest was payable in quarterly installments commencing December 31, 2005. Hollywood Media’s net cash proceeds from the issuance, net of issuance costs, were $6,595,690. The holders of the Senior Notes also received warrants to purchase 700,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share. In March 2006, Hollywood Media exercised its option under the terms of the Senior Notes, to extend the maturity date of the Senior Notes to May 23, 2007 in exchange for the delivery of additional five-year warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock with exercise price per share at $4.29. The Senior Notes were not convertible at the option of the holders.
Capital Expenditures
          Our capital expenditures during 2007 (excluding discontinued operations) were $3,763,247. We currently anticipate capital expenditures in 2008 of approximately $1.5 million, including various systems and equipment upgrades. These anticipated 2008 capital expenditures do not include any estimates for potential business acquisitions.
Outlook
          Our cash and cash equivalents generated from the sales of our Baseline/StudioSystems and Showtimes businesses in fiscal 2006 and fiscal 2007, respectively, have provided substantial additional working capital for Hollywood Media, and we have utilized portions of such working capital for various corporate purposes and business activities including, among other things, the repayment of debt and the purchase of the Showtix business referenced above, improvements and investments in various aspects of our Broadway Ticketing and Hollywood.com divisions, and for the repurchase of shares of Hollywood Media’s common stock pursuant to our previously announced stock repurchase program (discussed below). Our businesses have required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate will be satisfied from our cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through December 31, 2008. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to more than offset operating expenses.
          While we continue to develop our businesses, we have resumed our strategic review process which may help us realize the full value of our assets in the interest of our shareholders. In prior years, our strategic review process resulted in the sales of our Baseline/StudioSystems and Showtimes businesses in 2006 and 2007, respectively. We continue to explore opportunities for generating returns for Hollywood Media’s shareholders, and such activities currently include working with JPMorgan as our financial advisor to consider opportunities including potential dispositions or other strategic transactions. Prior to resuming our strategic review process, we had, as stated in our press release dated October 1, 2007, temporarily suspended such process when our Board of Directors approved the stock repurchase program referenced below. We cannot make assurances as to the timing or occurrence of any future strategic transactions or further stock repurchases.

Authorization of Stock Repurchase Program
          Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash to repurchase shares of its outstanding common stock. See Part II, Item 5, of this Form 10-K report for information about stock repurchases by Hollywood Media during the fourth quarter of fiscal 2007.
          Pursuant to the repurchase program, Hollywood Media is authorized to purchase shares of its common stock from time to time on the open market or in negotiated transactions. The purchases are to be funded from available cash and cash equivalents, and the timing and amount of any shares repurchased will be determined by Hollywood Media’s management based on its evaluation of financial and market conditions, legal requirements and other factors. The repurchase program has no time limit and may be suspended for periods or discontinued at any time, and there is no guarantee as to the number of shares or the amount of cash to be utilized for repurchases. Repurchased shares will become authorized but unissued shares of Hollywood Media’s common stock.
Contractual Obligations
          The following table sets forth information regarding certain types of our contractual obligations specified below as of December 31, 2007, in accordance with SEC rules requiring this disclosure.

	Payments Due by Period
Contractual		Less than	Years	Years	After
Obligations	Total	1 Year	1-3	4-5	5 Years
Capital lease obligations (1)	$474,413	$186,300	$283,330	$4,783	$—
Operating lease obligations (2)	9,876,931	1,304,161	3,619,004	2,072,715	2,881,051

Total contractual obligations	$10,351,344	$1,490,461	$3,902,334	$2,077,498	$2,881,051

(1)	Capital lease obligations are future lease payments under capital leases inclusive of interest.

(2)	Operating lease obligations include leases pertaining to various leased offices and facilities and those classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms expire at various dates through the year 2017. Also, certain equipment used in Hollywood Media’s operations is leased under operating leases.
Off-Balance Sheet Arrangements
          At December 31, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”
Critical Accounting Policies
          In response to the SEC’s Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
          Allowance for Doubtful Accounts
          Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,166,425 and $1,159,503 at December 31, 2007 and 2006, respectively. The allowance is primarily attributable to receivables due from customers of CinemasOnline. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic regions.
          Ticketing Revenue Recognition
          Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational organizations. Proceeds from these sales received in advance of the corresponding performance activity are included in “Deferred Revenue” in our accompanying consolidated balance sheets, at the time of receipt, and are recognized as revenue in the period the performance of the show occurs.
          Gift certificate revenue is derived from the sale of gift certificates for Broadway, off-Broadway, London shows and Dinner and Show sales to individuals, groups, travel agencies, tour groups and corporate programs. Proceeds from these sales are included in “Deferred Revenue” in our accompanying consolidated balance sheets, at the time of receipt, and if redeemed, are recognized as revenue in the period in which the performance of the show occurs, or upon expiration of the unredeemed gift certificate. Gift certificates issued after March 22, 2007 do not expire. Prior to March 22, 2007, gift certificates were issued with a one-year expiration from the date of issuance.
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
          In July 2000, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Hollywood Media’s existing accounting policies conform to the EITF consensus. Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in our accompanying consolidated statements of operations. Hotel revenues packages and vouchers sold for New York restaurants are reported on a net basis in our accompanying consolidated statements of operations.
          Stock Based Compensation
          As permitted under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transaction and Disclosure — an amendment of FAS 123” (“SFAS No. 148”), which amended Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”), we chose to account for our stock plans under the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations through December 31, 2005. Under APB No. 25, because the exercise price of our employee stock options typically equaled the market price of the underlying stock on the date of grant, no compensation expense was recorded upon grant. SFAS No. 148 requires disclosure of the estimated fair value of our employee stock options granted and pro forma financial information assuming compensation expense was recorded using these fair values. Determining the fair value of stock options requires the Company to make assumptions regarding the key variables of a stock option pricing model which includes expected volatility, estimated life and dividend yield. These estimates are sensitive to changes in several factors including market conditions.
          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS No. 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the Commission amended compliance dates for SFAS No. 123R to allow companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that began after June 15, 2005. The Company was required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The proforma effect of expensing stock options under a fair value approach using the Black-Scholes pricing model on diluted earnings per common share for fiscal 2005 is disclosed in Note 3 — Stock Option Plans; Warrants; and Employee Stock Based Compensation in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The Company has adopted the provisions of the statement as of January 1, 2006. Application of the standard may have a material impact on the results of operations in future periods.
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

          We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them annually as of October 1. If and at the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We estimate fair value based on an analysis of the net present value of estimated future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets during fiscal 2007, 2006, or 2005.
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
          As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of fiscal 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date during fiscal 2007, 2006 and 2005 and there were no adjustments to the carrying value of long-lived assets. As of December 31, 2007, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease did not result in the impairment of goodwill of any reporting unit.
Inflation and Seasonality
          Although we cannot accurately determine the precise effects of inflation, we do not believe inflation has a material effect on revenue or results of operations. We consider our business to be somewhat seasonal and expect net revenues to be generally higher during the second and fourth quarters of each fiscal year for our Tekno Books book licensing business as a result of the general publishing industry practice of paying royalties semi-annually. The Broadway Ticketing Business is also influenced by seasonal variations with net revenues generally higher in the second quarter as a result of increased sales volumes due to the Tony Awards© and in the fourth quarter due to increased levels during the holiday period. In addition, although not seasonal, our Intellectual Properties division and NetCo Partners both experience fluctuations in their respective revenue streams, earnings and cash flow as a result of the amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. The recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.
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
          We have investments in subsidiaries in the United Kingdom and sell our services into this foreign market. Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for the United Kingdom at December 31, 2007 of U.S. dollar equivalents was a net liability of $1,420,089.
          Our United Kingdom subsidiaries sell services and pay for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar over the course of fiscal 2007 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $892,548 for fiscal 2007.
          As the assets, liabilities and transactions of our United Kingdom subsidiaries are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of 2007 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our net income of $119,787 for fiscal 2007.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Hollywood Media Corp.
Boca Raton, Florida
     We have audited the accompanying consolidated balance sheets of Hollywood Media Corp. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Media Corp. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.
     As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hollywood Media Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an adverse opinion on the effectiveness of internal control over financial reporting because of a material weakness.
KAUFMAN, ROSSIN & CO., P.A.
Miami, Florida
March 17, 2008

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,758,550	$27,448,649
Receivables, net	3,038,711	3,345,757
Inventories held for sale	3,950,578	3,374,127
Deferred ticket costs	16,481,861	15,273,324
Prepaid expenses	2,290,182	2,294,730
Other receivables	3,873,799	2,603,416
Other current assets	629,298	3,031,495
Restricted cash	—	90,000
Current assets of discontinued operations	—	974,026

Total current assets	57,022,979	58,435,524

PROPERTY AND EQUIPMENT, net	4,890,120	1,914,201
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	286,985	282,714
INTANGIBLE ASSETS, net	1,477,822	1,872,536
GOODWILL	30,237,137	27,832,214
OTHER ASSETS	63,793	110,678
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	—	9,561,737

TOTAL ASSETS	$93,978,836	$100,009,604

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,655,729	$3,084,420
Accrued expenses and other	4,808,551	6,413,079
Deferred revenue	24,273,625	23,797,907
Customer deposits	1,928,357	1,775,713
Current portion of capital lease obligations	141,809	52,303
Senior unsecured notes, net	—	6,375,399
Current portion of notes payable	53,422	—
Current liabilities of discontinued operations	—	556,341

Total current liabilities	36,861,493	42,055,162

DEFERRED REVENUE	544,491	570,218
CAPITAL LEASE OBLIGATIONS, less current portion	255,971	25,285
MINORITY INTEREST	—	62,040
OTHER DEFERRED LIABILITY	622,189	3,295
DERIVATIVE LIABILITY	—	1,423,464
NOTES PAYABLE, less current portion	94,289	—
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	170,723

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 31,897,983 and 33,476,530 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	318,980	334,765
Additional paid-in capital	310,120,531	311,210,796
Accumulated deficit	(254,839,108)	(255,846,144)

Total shareholders’ equity	55,600,403	55,699,417

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$93,978,836	$100,009,604

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
NET REVENUES
Ticketing	$111,731,398	$98,102,961	$78,890,718
Other	12,149,825	11,314,021	6,105,090

	123,881,223	109,416,982	84,995,808

OPERATING COSTS AND EXPENSES
Cost of revenues — ticketing	93,367,536	81,928,952	67,515,534
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	6,286,130	5,331,498	2,991,091
Selling, general and administrative	16,321,373	14,884,268	10,818,088
Payroll and benefits	16,072,400	14,117,379	13,586,986
Depreciation and amortization	1,847,171	1,702,427	1,269,146

Total operating costs and expenses	133,894,610	117,964,524	96,180,845

Loss from operations	(10,013,387)	(8,547,542)	(11,185,037)

EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES	4,747	12,227	533,228

OTHER INCOME (EXPENSE):
Interest, net	199,437	(1,787,735)	(545,597)
Change in derivative liability	—	640,536	87,037
Other, net	(59,572)	3,910	44,862

Loss from continuing operations before minority interest	(9,868,775)	(9,678,604)	(11,065,507)

MINORITY INTEREST IN (INCOME) LOSSES OF SUBSIDIARIES	3,241	4,910	(168,107)

Loss from continuing operations	(9,865,534)	(9,673,694)	(11,233,614)

Gain on sale of discontinued operations, net of income taxes	10,254,287	16,328,241	—
Income from discontinued operations	1,345,856	2,867,966	2,320,432

Income from discontinued operations	11,600,143	19,196,207	2,320,432

Net Income (loss)	$1,734,609	$9,522,513	$(8,913,182)

Basic and diluted income (loss) per common share
Continuing operations	$(0.30)	$(0.30)	$(0.36)
Discontinued operations	0.35	0.59	0.08

Total basic and diluted net income (loss) per share	$0.05	$0.29	$(0.28)

Weighted average common and common equivalent shares outstanding — basic and diluted	33,303,886	32,761,848	31,470,307

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Deferred	Accumulated
	Shares	Amount	Paid-in Capital	Compensation	Deficit	Total
Balance – December 31, 2004	31,283,706	$312,837	$305,729,408	$(2,437,500)	$(256,455,475)	$47,149,270

Issuance of compensatory stock for services rendered	22,237	222	103,738	—	—	103,960
Issuance of stock – stock option exercises	606,714	6,067	1,320,223	—	—	1,326,290
Issuance of stock to employees	22,655	227	101,102	—	—	101,329
Issuance of stock – interest on convertible debenture	13,620	136	59,863	—	—	59,999
Issuance of stock – warrant exercise, net of placement commissions	514,574	5,146	798,518	—	—	803,664
Issuance of stock – 401(k) employer match	39,951	400	193,362	—	—	193,762
Amortization of deferred compensation	—	—	—	650,000	—	650,000
Acquisition costs paid with common stock	—	—	144,000	—	—	144,000
Proceeds from issuance of stock to consultants	200,000	2,000	778,000	—	—	780,000
Net loss	—	—	—	—	(8,913,182)	(8,913,182)

Balance – December 31, 2005	32,703,457	327,035	309,228,214	(1,787,500)	(265,368,657)	42,399,092

Reclassification of deferred compensation	—	—	(1,787,500)	1,787,500	—	—
Issuance of stock – stock option exercises	67,125	672	204,769	—	—	205,441
Issuance of stock to employees	126,914	1,269	542,802	—	—	544,071
Issuance of stock – interest on convertible debenture	9,133	91	38,374	—	—	38,465
Issuance of stock – warrant exercise, net of placement commissions	69,250	692	188,111	—	—	188,803
Issuance of stock – 401(k) employer match	44,028	440	189,320	—	—	189,760
Amortization of deferred compensation	—	—	650,000	—	—	650,000
Issuance of stock for business acquisitions	23,844	238	99,762	—	—	100,000
Issuance of stock for acquisitions of intangible assets	120,279	1,203	515,297	—	—	516,500
Issuance of stock – conversion of convertible debentures	312,500	3,125	996,875	—	—	1,000,000
Compensation expense on employee stock options	—	—	344,772	—	—	344,772
Net income	—	—	—	—	9,522,513	9,522,513

Balance – December 31, 2006	33,476,530	334,765	311,210,796	—	(255,846,144)	55,699,417

Effect of adoption of FSP EITF 00-19-2	—	—	2,151,037	—	(727,573)	1,423,464
Stock repurchase program	(2,003,660)	(20,037)	(5,084,167)	—	—	(5,104,204)
Issuance of stock – stock option exercises	69,375	694	203,130	—	—	203,824
Issuance of stock to employees	145,308	1,453	570,806	—	—	572,259
Issuance of stock – warrant exercise	149,181	1,492	(1,492)	—	—	—
Issuance of stock – 401(k) employer match	59,257	593	248,283	—	—	248,876
Amortization of deferred compensation	—	—	650,000	—	—	650,000
Issuance of stock for acquisitions of intangible assets	1,992	20	7,980	—	—	8,000
Compensation expense on employee stock options	—	—	164,158	—	—	164,158
Net income	—	—	—		1,734,609	1,734,609

Balance – December 31, 2007	31,897,983	$318,980	$310,120,531	$—	$(254,839,108)	$55,600,403

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of shareholders’ equity.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,734,609	$9,522,513	$(8,913,182)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	(11,600,143)	(19,196,207)	(2,320,432)
Depreciation and amortization	1,847,171	1,702,427	1,269,146
Interest paid in stock	—	38,465	59,999
Amortization of discount and beneficial conversion feature on convertible debentures	—	59,073	141,775
Change in derivative liability	—	(640,536)	(87,037)
Amortization of debt issuance costs	—	327,096	40,870
Amortization of discount on senior unsecured notes	624,601	1,259,144	267,292
Amortization of deferred financing costs	—	4,535	10,885
Equity in earnings of unconsolidated investees, net of return of invested capital	(4,271)	264,193	(111,398)
Stock option expense	164,158	344,772	—
Compensation expense on employee stock issuances	—	102,950	101,329
Amortization of deferred compensation costs	650,000	650,000	650,000
Provision for bad debts	632,283	812,034	157,213
Issuance of compensatory stock for services rendered	—	—	103,960
Minority interest in earnings of subsidiaries, net of distributions to minority owners	(94,969)	(26,098)	14,063
Changes in assets and liabilities:
Receivables	(325,237)	(1,062,434)	(280,913)
Inventories held for sale	(576,451)	(1,642,848)	(725,034)
Deferred ticket costs	(1,208,537)	(3,469,325)	(4,343,085)
Prepaid expenses	(154,651)	791	(91,454)
Other receivables	(924,522)	(496,313)	(578,443)
Other current assets	(543,764)	(178,373)	(7,187)
Other assets	46,885	(4,064)	27,611
Accounts payable	1,378,630	(632,354)	(3,048)
Accrued expenses and other	(2,474,254)	1,221,186	1,044,349
Deferred revenue	449,991	4,247,408	5,889,878
Customer deposits	152,644	180,933	601,144
Other deferred liability	618,894	(11,363)	(8,773)

Net cash used in operating activities – continuing operations	(9,606,933)	(6,622,395)	(7,090,472)
Net cash provided by operating activities — discontinued operations	1,960,297	3,897,852	3,496,313

Net cash used in operating activities	(7,646,636)	(2,724,543)	(3,594,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,763,247)	(1,117,060)	(882,163)
Acquisition of businesses, net of cash acquired	(2,690,659)	4,979	(3,647,437)
Proceeds from sale of assets	25,418,361	25,159,520	—
Acquisition of intangible assets	(248,270)	(153,517)	—
Proceeds from property and equipment sales	29,432	—	—
Loss on disposition of assets	974	—	—
Restricted cash	90,000	(90,000)	—

Net cash provided by (used in) investing activities – continuing operations	18,836,591	23,803,922	(4,529,600)
Net cash used in investing activities – discontinued operations	(26,123)	(883,901)	(124,210)

Net cash provided by (used in) investing activities	18,810,468	22,920,021	(4,653,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from exercise of stock options	203,824	205,441	1,326,290
Proceeds received from exercise of warrants, net	—	188,803	803,664
Payments under capital lease obligations	(93,290)	(52,825)	(129,064)
Proceeds from notes payable	147,711	—	—
Issuance (repayment) of senior unsecured notes	(7,000,000)	—	6,595,690
Proceeds from issuance of shares to consultants	—	—	780,000
Stock repurchase program	(5,104,204)	—	—

Net cash provided by (used in) financing activities – continuing operations	(11,845,959)	341,419	9,376,580
Net cash used in financing activities – discontinued operations	(7,972)	(29,176)	(42,203)

Net cash provided by (used in) financing activities	(11,853,931)	312,243	9,334,377

Net increase (decrease) in cash and cash equivalents	(690,099)	20,507,721	1,086,408

CASH AND CASH EQUIVALENTS, beginning of period	27,448,649	6,940,928	5,854,520

CASH AND CASH EQUIVALENTS, end of period	$26,758,550	$27,448,649	$6,940,928

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$268,628	$649,467	$38,989

Taxes paid	$787,086	$9,678	$7,455

     The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(1) BACKGROUND:
          Hollywood Media Corp. (“Hollywood Media” or “the Company”) was incorporated in the State of Florida on January 22, 1993. Hollywood Media is a provider of entertainment-related information, content and ticketing services to consumers and businesses. Hollywood Media manages a number of integrated business units focused on Hollywood, Broadway and the entertainment industry. Hollywood Media derives a diverse stream of revenues from this array of business units including revenue from retail and wholesale Broadway ticket sales, content licensing fees, advertising, and book development.
          Hollywood Media’s main websites on the World Wide Web (“web”) are Hollywood.com and Broadway.com. Hollywood.com was acquired in May 1999 and features movie showtime listings, movie descriptions and reviews, digitized trailers and photos, entertainment news, box office results, celebrity profiles and biographies, coverage of entertainment awards shows and film festivals and video coverage of movie premiers. Hollywood Media launched the Broadway.com website on May 1, 2000. Broadway.com features the ability to purchase Broadway, off-Broadway and London theater tickets online; theater news; interviews with stage actors and playwrights; opening-night coverage; theater reviews and video excerpts from selected shows. Hollywood Media generates revenues through the sale of advertising on these websites and the sale of live theater tickets and hotel and restaurant packages online.
          Theatre Direct NY, Inc. (“TDI”), a wholly-owned subsidiary of Hollywood Media, is a ticketing wholesaler to groups and individuals with access to theater tickets and knowledgeable service covering shows on Broadway, off-Broadway and in London’s West End. In addition, TDI is a live theater marketing and sales agency representing Broadway shows to businesses and groups including domestic and international travel professionals and traveling consumers. Hollywood Media also sells Broadway tickets through 1-800-BROADWAY, and on Broadway.com.
          Hollywood Media owns the U.K. based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”), which were acquired in November 2005. CinemasOnline, included as part of Hollywood Media’s Ad Sales Division, maintains websites for cinemas and live theaters in the U.K. in exchange for the right to sell advertising on such websites. CinemasOnline also provides other marketing services, including advertising sales on plasma screens placed in various venues throughout the U.K. and Ireland, such as hotels, car dealerships and cinemas.
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
          Hollywood Media owns 26.2% of the equity of MovieTickets.com Inc., a joint venture, primarily with AMC Entertainment Inc. (AMC), National Amusements, Inc. (NAI), Viacom Inc. and America Online, Inc. (AOL). The MovieTickets.com joint venture is not consolidated in the accompanying consolidated financial statements. The MovieTickets.com website allows users to purchase movie tickets online and retrieve them at “will call” windows or kiosks at the theaters. MovieTickets.com generates revenue from the sale of advertising and from service fees charged to users for the purchase of tickets, which revenues are not included in Hollywood Media’s revenues. Hollywood Media records revenues for commissions earned on ad sales sold by Hollywood Media on behalf of Movietickets.com (see Note 20). Hollywood Media records its share of the earnings or loss in MovieTickets.com as “Equity in Earnings of Unconsolidated Investees” in the accompanying consolidated balance sheets. Under applicable accounting principles, Hollywood Media has not recorded income from its investment in MovieTickets.com for 2007 and 2006 because accumulated losses from 2005 and prior years exceed MovieTickets.com’s accumulated net income in 2007 and 2006.
          Hollywood Media has expended significant funds developing its ticketing, ad sales, intellectual property, e-commerce, and other businesses. The Company had an accumulated deficit totaling $254.8 million and $255.8 million at December 31, 2007 and 2006, respectively. The success of Hollywood Media’s operations in future years is dependent on its ability to generate adequate revenues and cash flows to offset operating expenses. Hollywood Media expects to incur additional losses while it continues to grow its businesses. There can be no assurances that Hollywood Media will be able to generate sufficient revenues from these activities to cover its costs and therefore, Hollywood Media may continue to incur losses and negative cash flows from operations. To the extent that Hollywood Media does not generate sufficient revenues to offset expenses Hollywood Media may require further financing beyond cash on hand to fund ongoing operations. Hollywood Media estimates, based on operating plans and assumptions, that existing cash and cash equivalents and anticipated cash flows will be sufficient to meet working capital requirements for the year 2008.
          In August 2007, Hollywood Media and its wholly-owned subsidiary Showtimes.com, Inc. (“Showtimes”) entered into and simultaneously closed on a definitive asset purchase agreement with Brett West and West World Media, LLC (“West World Media”), pursuant to which Hollywood Media sold substantially all of the assets of the Showtimes business to West World Media for a cash purchase price of $23,000,000 paid to Hollywood Media on the closing date. The Showtimes business included the CinemaSource, EventSource and ExhibitorAds operations and constituted the remainder of Hollywood Media’s Data Business Division, which previously included the Baseline/StudioSystems business unit until it was sold to The New York Times Company (“The New York Times”) in August 2006. West World Media is controlled by Brett West, who founded the Source business in 1995 and sold the business to Hollywood Media in 1999. Mr. West served as president of Hollywood Media’s Source business.
          In February 2007, TDI entered into and simultaneously closed on a definitive asset purchase agreement with Showtix LLC (“Showtix”) and each of its members pursuant to which TDI purchased substantially all of the assets of Showtix related to its group ticketing sales business. The aggregate purchase price paid by TDI for the assets of Showtix was $2.7 million in cash. In addition, Showtix is also entitled to receive up to $370,000 in cash earn-outs based on the gross profits earned by TDI’s group ticketing business for the 2007, 2008 and 2009 fiscal years. See Note 5 for additional discussion of this transaction.
          In August 2006, Hollywood Media, entered into and simultaneously closed on a definitive stock purchase agreement with The New York Times, pursuant to which The New York Times purchased all of the outstanding capital stock of Hollywood Media’s wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000. BAC was a subsidiary of Hollywood Media which constituted a portion of Hollywood Media’s Data Business Segment. $3,500,000 of the purchase price was held in escrow for twelve months following the closing to cover potential indemnification claims, if any, made by The New York Times. During 2007, Hollywood Media received $2,800,000, representing the full amount of the escrow net of costs of $700,000 for certain contractual bonuses due to the former division heads of BAC. See

Note 4 for additional discussion of this transaction.
          In November 2005, Hollywood Media completed a $7.0 million issuance of Senior Unsecured Notes, whereupon the Company received net proceeds of approximately $6.6 million after deducting expenses incurred in connection with the transaction. This debt was fully repaid during 2007. See Note 11 for discussion of this debt offering and other debt transactions completed during 2005, 2006 and 2007.
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
          Accounting Estimates
          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that the Company make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. Significant estimates and assumptions embodied in the accompanying consolidated financial statements, which are evaluated on an ongoing basis, include the deferred tax asset valuation allowance, the adequacy of reserves for accounts receivables and inventory, accruals for compensation, contingencies and litigation, investments in less than 50% owned companies and other long-lived assets as well as Hollywood Media’s ability to realize the carrying value of goodwill and intangible assets.
          Cash and Cash Equivalents
          Hollywood Media considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $28,656,521 and $27,889,703 at December 31, 2007 and 2006, respectively. The Company maintains cash balances with financial institutions in excess of federally insured limits.
          Receivables
          Receivables consist of amounts due from customers who have advertised on Hollywood Media’s and MovieTickets.com’s websites, purchased live theater tickets, amounts due from box offices for commission on live theater tickets sold to groups and refunds for performances that did not occur and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable.
          Allowance for Doubtful Accounts
          Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the age of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,166,425 and $1,159,503 at December 31, 2007 and 2006, respectively. The allowance is primarily attributable to receivables due from customers of

CinemasOnline. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. Changes in the allowance for doubtful accounts consisted of:

	Additions (Deductions)
	Balance at	Charges to	Charged						Balance at
	Beginning	costs and	to other						end of
	of period	expenses	accounts			Write-offs			period
Allowance for doubtful accounts:
2007	$1,159,503	$632,283	$49,804	(A	)	$(675,165)	(B	)	$1,166,425
2006	$1,750,009	$812,034	$—			$(1,402,540)	(B	)	$1,159,503
2005	$183,342	$157,213	$1,472,524	(A	)	$(63,070)	(B	)	$1,750,009
Notes: (A) Collections on accounts previously written off and acquisitions of subsidiaries.
            (B) Uncollectible accounts written off.
          Inventories Held for Sale and Deferred Ticket Costs
          Inventories held for sale consist of Broadway tickets or other live theater tickets available for sale. Deferred ticket costs consist of tickets sold (subject to the performance occurring) to groups, individuals, and travel agencies for future performances which have been delivered to the customer or held by the Company as “will call.” Both are carried at cost using the specific identification method. Ticket inventory does not include movie tickets.
          The portion of receivable and inventory balances that relate to the sales of tickets to groups, individuals and travel agencies for Broadway and other live theatre shows are, with isolated exceptions, for shows or performances that take place at venues in New York, New York, a major metropolitan area reported as subject to the threat of terrorist acts from time to time by relevant United States Government agencies. Hollywood Media recognizes that the occurrence of such a terrorist act, a labor strike or dispute, or any other significant civil disturbance in New York City could lead to closures of available performance venues for which Hollywood Media may not receive reimbursement of ticket costs and/or payment on outstanding receivables, and could adversely impact the normal conduct of its operations within New York City for an indefinite period of time.
          Property and Equipment
          Property and equipment are carried at cost and are classified in six categories. The categories and estimated service lives are as follows:

Furniture and fixtures	5 years
Equipment and software	3 to 5 years
Website development	Up to 3 years
Equipment under capital leases	Shorter of term of lease or 3 to 5 years
Leasehold improvements	Shorter of term of lease or 3 years
Internally developed software	3 years upon implementation
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
          Website Development Costs and Internally Developed Software
          Emerging Issues Task Force 00-2, “Accounting for Website Development Costs” (“EITF 00-2”) is the authoritative guidance for accounting for website costs. In EITF 00-2, the Task Force reached a consensus that all costs relating to software used to operate a website should be accounted for under Statement of Position 98-1“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” unless a plan exists or is being developed to market the software externally. Website development costs capitalized, net of transfers in and out, during the years ended December 31, 2007, 2006 and 2005 were $114,694, $70 and $290,624, respectively. Website development costs are amortized using the straight-line method over the lesser of three years or the useful life of the software.
          Certain software development costs for internally developed software have been capitalized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for Web Site Development Costs.” These capitalized costs include purchased software for internal use, consulting services and costs for personnel associated with programming, coding and testing such software during the application development stage and are included in “Property and Equipment” in the accompanying consolidated balance sheets. Amortization of capitalized software costs begins when the software is placed into service and is included in “depreciation and amortization expense” in the accompanying consolidated statements of operations. Software development costs are being amortized using the straight-line method over three years. Internally developed software costs capitalized during the years ended December 31, 2007, 2006 and 2005 were $170,376, $430,660 and $330,479, respectively.
          Goodwill and Intangible Assets
          Prior to December 31, 2001, goodwill had been amortized on a straight-line basis over its estimated useful life, which ranged from 10 to 40 years. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. Under No. SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if indicators arise. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. Hollywood Media has selected October 1 as the date upon which it conducts its annual impairment review. The Company’s annual impairment analysis, which was performed during the fourth quarter, did not result in an impairment charge for any of the years ended December 31, 2007, 2006 and 2005.
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
          If an indicator of impairment is present, Hollywood Media evaluates the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values if fair value is lower than carrying value. Hollywood Media determines fair value as the net present value of future cash flows. There were no adjustments to the carrying value of long lived assets for any of the years ended December 31, 2007, 2006, and 2005.
          Revenue Recognition
          Revenue recognition policies for ticketing, advertising and book packaging and licensing, are set forth below.
          Ticketing. Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational organizations. Proceeds from these sales received in advance of the corresponding performance activity are included in “Deferred Revenue” in our accompanying consolidated balance sheets, at the time of receipt, and are recognized as revenue in the period the performance of the show occurs.
          Gift certificate revenue is derived from the sale of gift certificates, for Broadway, off-Broadway, London shows and Dinner and Show sales to individuals, groups, travel agencies, tour groups and corporate programs. Proceeds from these sales are included in “Deferred Revenue” in our accompanying consolidated balance sheets, at the time of receipt, and if redeemed, are recognized as revenue in the period the performance of the show occurs, or upon expiration of the unredeemed gift certificate. Gift certificates issued after March 22, 2007 do not expire. Prior to March 22, 2007, gift certificates were issued with a one-year expiration from the date of issuance.
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
          In July 2000, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Hollywood Media’s existing accounting policies conform to the EITF consensus. Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in our accompanying consolidated statements of operations. Hotel revenues packages and vouchers sold for New York restaurants are reported on a net basis in our accompanying consolidated statements of operations.
          Shipping and Handling. The Company includes shipping and handling revenues and costs in net revenues and cost of sales, respectively. Shipping and handling revenues amounted to $341,769, $389,827 and $318,269 for the years ended December 31, 2007, 2006 and 2005, respectively. Shipping and handling cost of sales amounted to $294,147, $303,785 and $255,412 for the years ended December 31, 2007, 2006 and 2005, respectively.
          Advertising. Advertising revenue is derived from the sale of advertising on Hollywood Media’s and commissions from sales by Hollywood.com staff of ads on MovieTickets.com’s websites. Advertising revenue is recognized over the period that the advertisement is displayed, provided that no significant obligations of Hollywood Media remain and collection is reasonably assured. Hollywood Media’s obligations typically are based on or include guarantees of a minimum number of impressions or times that an advertisement is viewed by users of Hollywood Media’s websites. In these instances, depending on the form of the arrangement, revenue is recognized either based on the number of impressions delivered to the customer or number of times an advertisement is viewed by a user, or upon delivery of the required minimum numbers of impressions or instances that an advertisement is viewed by a user.
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
          Revenue relating to Hollywood Media’s book licensing business is recognized when the earnings process is complete, typically when a publisher accepts a book for publishing. Advances received from publishers are recorded as “Deferred Revenue” in the accompanying consolidated balance sheets until the book is accepted by the publisher. In the book licensing division, expenditures for co-editors and permission payments are also deferred and recorded as “Prepaid expenses” in the accompanying consolidated balance sheet until the book is accepted by the publisher, at which time such costs are expensed.
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
          Earnings Per Common Share
          Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires companies to present basic and diluted earnings per share. Earnings per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period presented.
          Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 2,736,428, 5,676,865 and 7,019,214 were excluded from the calculation of diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, respectively, because their impact was anti-dilutive to the loss from continuing operations. Non-vested shares are not included in the basic calculation until vesting occurs. There were 150,000, 350,000 and 550,000 unvested shares as of December 31, 2007, 2006, and 2005, respectively.
          Advertising Costs
          Hollywood Media expenses the cost of advertising as incurred. Advertising costs for the years ended December 31, 2007, 2006 and 2005 were $5,425,617, $4,881,880 and $3,217,609, respectively, and are included in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.
          401(k) Plan
          Hollywood Media maintains a 401(k) Plan (the Plan) covering all employees who meet certain eligibility requirements. The Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (not to exceed a statutorily prescribed annual limit). All amounts contributed by employee participants in conformity with Plan requirements and earnings on such contributions are fully vested at all times. With respect to the year ended December 31, 2007, Hollywood Media matched 50% of the first 8% of the employees’ compensation contributions in common stock with a fair value of $280,050, for those participants employed in excess of 1,000 hours during the year and employed on the last day of the year. The match was paid with 96,569 shares of Hollywood Media common stock issued subsequent to December 31, 2007. The matches paid for the years ended December 31, 2006 and 2005 were 59,257 and 44,028 shares of Hollywood Media common stock, valued at $248,876 and $189,760, respectively, at a share price of $4.20 and $4.31, respectively. The Plan had investments in Company stock of 207,966 shares valued at a share price of $2.90 or $603,102 and 207,506 shares valued at a share price of $4.20 or $871,525, as of December 31, 2007 and 2006, respectively.
     Income Taxes
     Income taxes are accounted for under the liability method pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred income tax assets to an amount that is more likely than not to be realized.
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 did not have a material impact on the Company’s results of operations or financial position.
(3) STOCK OPTION PLANS; WARRANTS; AND EMPLOYEE STOCK BASED COMPENSATION:
          Shareholder-Approved Plans
          Hollywood Media has four shareholder-approved equity compensation plans: the 2004 Stock Incentive Plan, the 2000 Stock Incentive Plan, the 1993 Stock Option Plan, and the Directors Stock Option Plan (the “Plans”). In addition to stock options, the 2004 and 2000 Plans permit the granting of stock awards and other forms of equity compensation for key personnel and directors. There were an aggregate of 951,370, 909,803 and 1,029,000 shares remaining available for issuance under Hollywood Media’s equity compensation plans at December 31, 2007, 2006 and 2005, respectively. The options may be either qualified incentive stock options or nonqualified stock options. Stock options granted to date generally have had an exercise price per share equal to the market value per share of the common stock on the date prior to grant and generally expire five years or ten years from the date of grant. Options awarded to Hollywood Media’s employees generally become exercisable in annual increments over a four-year period beginning one year from the grant date, although some are immediately exercisable and some vest based on other terms as specified in the option grants. Options awarded to directors become exercisable six months after date of grant. The Plans are registered with the SEC on Form S-8. Shares issued under the Plans are issued from the Company’s unissued shares authorized under its articles of incorporation.
          Warrants
          Equity compensation not approved by shareholders consists primarily of warrants or other equity purchase rights granted to non-employees of Hollywood Media in exchange for services. Additional information about such equity compensation is included in the paragraphs and tables below.

          1993 Stock Option Plan
          Under Hollywood Media’s shareholder-approved 1993 Stock Option Plan, as amended (the “1993 Plan”), 3,000,000 shares of Hollywood Media’s common stock were reserved for issuance upon exercise of options. The 1993 Plan is designed to serve as an incentive for retaining qualified and competent consultants and employees. The Stock Option Committee of Hollywood Media’s Board of Directors (the “Stock Option Committee”) administers and interprets the 1993 Plan and, prior to July 1, 2003, was authorized to grant options thereunder to all eligible consultants, employees and officers of Hollywood Media.
          The 1993 Plan provided for the granting of both “incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Options were granted under the 1993 Plan on such terms and at such prices as determined by the Stock Option Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant, or after the expiration of 10 years from the date of grant. Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorizes Hollywood Media to make loans to employees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less that the rate of interest payable by Hollywood Media to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. No such loans were made during the years ended December 31, 2007, 2006 or 2005.
          As of December 31, 2007, options to purchase 192,000 shares of common stock were outstanding under the 1993 Plan and 52,250 options granted under the 1993 Plan were exercised in 2007. The ability to grant more options under the 1993 Plan expired on July 1, 2003. As such, no further grants are permitted under 1993 Plan.
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
          As of December 31, 2007, options to purchase 50,000 shares of common stock were outstanding under the 2000 Plan. During the year ended December 31, 2007, no options were granted or exercised under the 2000 Plan.
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
          As of December 31, 2007, options to purchase 231,000 shares of common stock were outstanding under the 2004 Plan. During the year ended December 31, 2007, no options were granted under the 2004 Plan, 15,625 options were exercised, and 145,308 shares were granted under the 2004 Plan.
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

          As of December 31, 2007, options to purchase 280,943 shares of common stock were outstanding under Directors Stock option Plan. During the year ended December 31, 2007, options to purchase 15,000 shares were granted and no options were exercised under the Directors Stock Option Plan.
          Shares Available for Future Grant under Stock Plans
          At December 31, 2007, options to purchase 4,057 shares were available for future grant under the Directors Stock option Plan. At December 31, 2007 there were 191,052 shares available for future grant under the 2000 Plan for options, stock and other awards, and 756,261 shares available for future grant under the 2004 Plan for options, stock and other awards. No options were available for future grant under the 1993 Plan.
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
          During the year ended December 31, 2007, Hollywood Media recorded $1,386,417 of stock-based compensation expense which caused the loss from continuing operations to increase by $814,157 and basic and diluted loss per share from continuing operations to increase by $0.04 and the gain from discontinued operations to decrease by $572,260 and basic and diluted income per share from discontinued operations to decrease by $0.02.
          For periods prior to January 1, 2006, Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transaction and Disclosure – an amendment of FASB Statement No. 123” (“SFAS No. 148”) required disclosure of the pro forma amount of net income and per share amounts including the amount of fair value based compensation expense that would have been recognized in those periods had compensation expense been recorded. The following table includes the impact on net loss and per share amounts for the year ended December 31, 2005 had Hollywood Media recognized fair value compensation costs during such year:

Year ended
December 31,
2005
Reported net loss	$(8,913,182)
Non-cash compensation expense under intrinsic value method	—
Stock-based employee compensation expense under the fair value method	(2,121,210)

Adjusted net loss	$(11,034,392)

Reported basic and diluted net loss per share	$(0.28)

Adjusted basic and diluted net loss per share	$(0.35)

Weighted average common and common equivalent shares Outstanding – basic and diluted	31,470,307

          Table of Stock Option and Warrant Activity
          A summary of all stock option and warrant activities for the year ended December 31, 2007:

	Stock Options		Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2006	1,145,443	$4.45	2,777,036	$4.30

Granted	15,000	2.50	—	—
Exercised	(67,875)	2.97	(779,551)	3.48
Cancelled	(238,125)	4.13	—	—
Expired	(100,500)	5.20	(15,000)	3.95

Outstanding at December 31, 2007	753,943	$4.54	1,982,485	$4.36

          Stock Options
          The following table summarizes the activity with respect to the stock options of Hollywood Media for the year ended December 31, 2007.

			Weighted
			Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Outstanding at December 31, 2006	1,145,443	$0.01-$16.50	$4.45
Granted	15,000	$2.50	2.50
Exercised	(67,875)	$1.02-$4.06	2.97
Cancelled	(238,125)	$3.46-$5.10	4.13
Expired	(100,500)	$0.01-$6.03	5.20

Outstanding at December 31, 2007	753,943	$0.88-$16.50	$4.54

          Data on Outstanding Options at December 31, 2007:

			Weighted
			Average
	Number of	Weighted	Remaining
	Options	Average Exercise	Contractual	Aggregate
	Outstanding	Price Per Share	Term (years)	Intrinsic Value (1)
Vested Options	718,943	$4.61	3.74	$254,625

Non-vested Options	35,000	3.24	6.37	6,875

Total Outstanding Stock Options	753,943	$4.54	3.86	$261,500

(1)	The aggregate intrinsic value is computed based on the closing price of Hollywood Media’s stock on December 31, 2007, which is a price per share of $2.90.
     As of December 31, 2007, there was $156,246 of unrecognized compensation cost related to non-vested stock option awards. The cost is expected to be recognized over a weighted-average period of 1.19 years.
     Stock options exercises during the years ended December 31, 2007, 2006 and 2005 resulted in the receipt of cash proceeds of $203,824, $205,441 and $1,326,290, respectively. The intrinsic values of the stock options exercised during the years ended 2007, 2006 and 2005 were $74,673, $76,375 and $1,385,035, respectively. There were no tax benefits realized from stock option exercises during the years ended December 31, 2007, 2006 and 2005, as a result of the use of available net operating losses and the related valuation allowance.
     The following table summarizes the activity with respect to the non-vested stock options of Hollywood Media for the year ended December 31, 2007.

		Weighted -
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Non-vested at December 31, 2006	105,000	$2.15
Granted	15,000	1.99
Vested	(23,750)	1.44
Forfeited	(61,250)	2.24

Non-vested at December 31, 2007	35,000	$1.31

          The fair value of each option award is estimated as of the date of grant using the Black-Scholes option valuation model, which uses various assumptions in the calculation of the fair value. Options to acquire 15,000 and 105,000 shares were granted during the years ended December 31, 2007 and 2006, respectively.
          The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Average risk free interest rate	4.14%	4.22%	4.33%
Expected lives of options (years):
Two year options	—	2	2
Three year options	—	3	3
Five and Ten year options	10	5	5
Expected volatility	72.1%	58.6% - 72.1%	66.9% - 78.2%

     The exercise prices of some options differed from the market price of the stock on the grant date. The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date.

	2007	2006	2005
Exercise Price Equals Market Price
Weighted average exercise price	$2.50	$4.18	$4.32
Weighted average fair value	$1.99	$2.88	$2.75

Exercise Price Exceeds Market Price
Weighted average exercise price	$—	$—	$4.06
Weighted average fair value	$—	$—	$2.52

Exercise Price is Less Than Market Price
Weighted average exercise price	$—	$—	$—
Weighted average fair value	$—	$—	$—
     The following is a summary of stock options and warrants outstanding and exercisable as of December 31, 2007:

	Options and Warrants Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Number of	Contractual	Price	Number of	Price
Exercise Prices	Shares	Life	Per Share	Shares	Per Share
$.88 — $2.90	1,308,485	1.54	$2.65	1,290,985	$2.65
$3.00 — $5.99	1,246,943	3.45	4.31	1,229,443	4.31
$8.00 — $14.06	36,000	2.41	9.75	36,000	9.75
$14.87 — $17.50	45,000	1.95	16.50	45,000	16.50
$19.00 — $21.42	100,000	1.58	21.42	100,000	21.42

	2,736,428	2.92	$4.43	2,701,428	$4.43

Non-vested Stock Awards
     During the year ended December 31, 2004, Hollywood Media issued 400,000 shares to each of the President and the Chairman of the Board pursuant to employment agreements with an aggregate value of $2,600,000, the fair market value on the date of issuance, which vest at a rate of 6.25% per quarter beginning on October 1, 2004. Hollywood Media recorded $650,000, $650,000, and $650,000 as compensation expense for the years ended December 31, 2007, 2006 and 2005, respectively, under these non-vested stock awards. At December 31, 2007, 2006 and 2005, unrecognized compensation expense for the non-vested shares amounted to $487,500, $1,137,500 and $1,787,500. As of December 31, 2007, 2006 and 2005 there were 150,000, 350,000 and 550,000 shares of non-vested common stock, respectively. During the years ended December 31, 2007, 2006 and 2005, 200,000, 200,000 and 200,000 shares of common stock vested, respectively.
     In accordance with SFAS No. 123R, unearned deferred compensation amounts of $1,787,500 previously classified as a contra-equity were eliminated against additional paid-in capital, commencing January 1, 2006, as the stock is not deemed to be issued until vesting requirements are satisfied.

(4) DISCONTINUED OPERATIONS
     Pursuant to SFAS No. 144, the Company’s consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the discontinued operations.
     Showtimes.com, Inc.
     On August 24, 2007, Hollywood Media Corp. entered into and simultaneously closed on a definitive asset purchase agreement with West World Media and its principal, a former employee, pursuant to which Hollywood Media sold to West World Media substantially all of the assets of its Showtimes business, for a cash purchase price of $23,000,000, subject to a working capital post-closing adjustment. The working capital post-closing adjustment was a price reduction of $114,454, which was paid by Hollywood Media to West World Media in January 2008.
     The Showtimes business included the CinemaSource, EventSource and ExhibitorAds operations and constituted the remainder of Hollywood Media’s Data Business Division, which previously included the Baseline/StudioSystems business unit until it was sold to The New York Times in August 2006. West World Media is controlled by Brett West, who founded the Source business in 1995 and sold the business to Hollywood Media in 1999. Mr. West served as president of Hollywood Media’s Source business.
     The assets and liabilities of Showtimes, Inc. have been classified as current or long term “Assets of discontinued operations” and current and long term “Liabilities of discontinued operations” in the accompanying December 31, 2006 consolidated balance sheet and consist of the following:

December 31, 2006
Current assets	$974,026
Property and equipment, net	138,478
Other assets, net	47,003
Goodwill	9,376,256

Total assets of discontinued operations	$10,535,763

Current liabilities	$556,341
Long-term liabilities	170,723

Total liabilities of discontinued operations	$727,064

     Baseline Acquisitions Corp.
     On August 25, 2006, Hollywood Media sold to the New York Times all of the outstanding capital stock of its wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000. As per the purchase agreement, $3,500,000 of the purchase price was held in escrow for twelve months following the closing to cover potential indemnification claims, if any, made by the third party. During 2007, Hollywood Media received $2,800,000, representing the full amount of the escrow net of costs of $700,000 for certain contractual bonuses due to the former division heads.
     BAC was the subsidiary of Hollywood Media which owned (i) Baseline/StudioSystems and (ii) the Germany-based Screenline Film-und Medieninforamations GmbH (“Screenline”) business of Hollywood Media. Baseline is a database and research service offering specialized information and online applications to its subscribing users and licensees, which users and subscribers and licensees include movie and TV studios and production companies, distributors, producers, screenwriters, news organizations and websites. Baseline’s film and television database contains motion picture and TV information, including data about film and television productions and entertainment industry professionals. Screenline, a German company acquired by Hollywood

Media in June 2006, aggregates weekly box office data for more than 30 international territories and countries, as well as film synopses, cast and crew lists, release dates and budget information in English, German and Spanish. Baseline and Screenline constituted a portion of Hollywood Media’s Data Business Division.
     The net income from discontinued operations has been classified in the accompanying consolidated statements of operations as “Income from discontinued operations.” Summarized results of discontinued operations which includes both BAC and Showtimes through their respective dates of disposition, for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Operating revenue	$4,322,810	$10,165,725	$10,618,631

Gain on sale of discontinued operations net of income taxes of $569,298 and $524,265 for 2007 and 2006, respectively	10,254,287	16,328,241	—
Income from discontinued operations	1,345,856	2,867,966	2,320,432

Income from discontinued operations	$11,600,143	$19,196,207	$2,320,432

(5) ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:
Showtix Acquisition
     On February 1, 2007, Hollywood Media’s subsidiary, TDI entered into a definitive asset purchase agreement with Showtix and each of its members for the acquisition by TDI of substantially all of the assets of Showtix. Showtix is a full service, licensed group ticketing sales agency that sells tickets for Broadway and Off-Broadway theatrical performances. The acquisition was completed and closed on February 1, 2007. The aggregate purchase consideration was $2,695,483, including $2,600,000 in cash and $95,483 of acquisition costs. In addition, Showtix is also entitled to receive up to $370,000 in cash earn-outs as defined in the agreement. A reconciliation of the purchase price is provided below:

Purchase consideration	$2,695,483

Cash acquired	4,824
Accounts receivable	368,319
Prepaid	11,584

Total assets	$384,727

Current liabilities	$(94,167)

Total liabilities	$(94,167)

Net Assets	$290,560

Excess of the purchase consideration over fair value of net assets acquired (included in ticketing segment)	$2,404,923

     The excess of the purchase consideration over the fair value of net assets has been classified preliminarily in “Goodwill” in the accompanying consolidated balance sheet as of December 31, 2007. The allocation of purchase price is pending valuation from a third party expert which is expected to be finalized during the first quarter of 2008.

     The results of operations of the Showtix business have been included in Hollywood Media’s results of operations since the date of acquisition (February 1, 2007). The following are Hollywood Media’s pro forma results for the years ended December 31, 2007 and 2006, respectively, assuming that the acquisition had occurred on the first day of each period presented:

	December 31, 2007	December 31, 2006
	(unaudited)	(unaudited)
Proforma net revenues	$124,617,528	$124,231,915
Proforma loss from continuing operations	$(9,883,835)	$(9,415,183)
Proforma net income	$1,716,308	$9,781,024
Proforma loss per share from continuing operations	$(0.30)	$(0.29)
Proforma net income per share	$0.05	$0.30
Proforma weighted average common and common equivalent shares	33,303,886	32,761,848
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

Purchase consideration	$626,294

Accounts receivable	$6,068
Other current assets	9,258
Property, plant and equipment, net	62,923
Intangibles	300,000

Total assets	$378,249

Current liabilities	$(10,235)
Deferred revenue	(54,082)

Total liabilities	$(64,317)

NET ASSETS	$313,932

Excess of the purchase consideration over fair value of net assets acquired	$312,362

     The excess of the purchase consideration over the fair value of net assets acquired was classified in “Goodwill” in the accompanying consolidated balance sheets. The goodwill was included in the gain on sale of subsidiary as this business was sold with Hollywood Media’s Baseline StudioSystems business unit on August 25, 2006 (See Note 4). Unaudited proforma information showing the Company’s consolidated statement of operations is not included herein because the impact thereof is not considered material.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK:
     The carrying amounts of cash and cash equivalents, receivables and accounts payable, approximate fair value due to the short maturity of the instruments. The carrying value of notes payable approximates fair value because the interest rates approximate the market rate.
     The Company had $7,000,000 in face amount of Senior Unsecured Notes as of December 31, 2006. The senior unsecured notes are presented in the accompanying December 31, 2006 consolidated balance sheet, net of discount. As of December 31, 2006, the approximate fair value was $6,672,983, determined based on an independent valuation. The Senior Unsecured Notes were paid off in May of 2007.
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
     The Company has three primary suppliers of tickets for the Broadway Ticketing division. Purchases from these three suppliers comprised more than 86%, 86% and 84% of all purchases made for the division in each of the years ended December 31, 2007, 2006, and 2005, respectively. Loss of one or more of these suppliers could have a significant adverse effect on the operations of the Company.
(7) RECENTLY ISSUED ACCOUNTING STANDARDS:
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the potential impact of adopting SFAS No. 160 on our consolidated financial position and results of operations.
     FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), specifies what conditions must be met for an entity to have the right to offset assets and liabilities in the balance sheet and clarifies when it is appropriate to offset amounts recognized for forward interest rate swaps, currency swaps, options and other conditional or exchange contracts. FIN 39 also permits offsetting of fair value amounts recognized for multiple contracts executed with the same counterparty under a master netting arrangement. On April 30, 2007, the FASB issued FASB Staff Position FIN No. 39-1, “An Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”), which amends portions of FIN 39 to make certain terms consistent with those used in SFAS No. 133. FSP FIN 39-1 also amends FIN 39 to allow for the offsetting of fair value amounts for the right to reclaim collateral assets or liabilities arising from the same master netting arrangement as the derivative instruments. Adoption of FSP FIN 39-1 did not have a material impact on our consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities the option to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if the Company has similar instruments that it elects not to measure based on fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the potential impact of SFAS No. 159 on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the potential impact SFAS No. 157 will have on our consolidated financial statements.
(8) PROPERTY AND EQUIPMENT, NET:
     Property and equipment, net consists of:

	December 31,
	2007	2006
Furniture and fixtures	$630,921	$648,848
Equipment and software	6,939,391	5,965,754
Website development	954,344	839,650
Equipment under capital leases	1,771,604	1,456,310
Leasehold improvements	398,049	359,897
Internally developed software project in progress	424,947	371,960
Leasehold improvements in progress	2,519,299	—

	13,638,555	9,642,419

Less: Accumulated depreciation and amortization	(8,748,435)	(7,728,218)

	$4,890,120	$1,914,201

     Depreciation and amortization expense of property and equipment was $1,193,736, $1,014,461 and $950,863 for the years ended December 31, 2007, 2006 and 2005, respectively. Included in these amounts is depreciation and amortization expense for equipment under capital leases of $108,048, $77,074 and $151,645 for the years ended December 31, 2007, 2006 and 2005, respectively.
(9) GOODWILL AND INTANGIBLE ASSETS:
     The following table reflects the changes in the net carrying amount of goodwill relating to continuing operations by operating segment (see Note 18) for the years ended December 31, 2007 and 2006:

	Balance at		Balance at		Balance at
	December 31,	Acquisition	December 31,	Acquisition	December 31,
	2007	and Other	2006	and Other	2005
Broadway Ticketing	$5,928,779	$2,404,923	$3,523,856	$—	$3,523,856
Ad Sales and Other	24,060,301	—	24,060,301	(2,341)	24,062,642
Intellectual Properties	248,057	—	248,057	—	248,057

Total	$30,237,137	$2,404,923	$27,832,214	$(2,341)	$27,834,555

     The intangible assets of continuing operations consist of the following at December 31, 2007 and 2006:

	Balance at December 31,
	2007			2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$275,824	$(159,855)	$115,969	$203,368	$(147,867)	$55,501
Web addresses	3,352,182	(2,875,167)	477,015	3,162,769	(2,545,408)	617,361
Other	1,682,094	(797,256)	884,838	1,682,094	(482,420)	1,199,674

Total	$5,310,100	$(3,832,278)	$1,477,822	$5,048,231	$(3,175,695)	$1,872,536

     Amortization expense was $653,435, $687,966 and $318,283 for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense of the net carrying amount of intangible assets at December 31, 2007 is as follows:

Year	Amount
2008	$696,873
2009	446,975
2010	326,425
2011	7,549

Total	$1,477,822

     Patents and trademarks are being amortized on a straight-line basis over 3 to 17 years. Web addresses and Other are amortized over 3 to 5 years.
     On January 18, 2006, Hollywood Media acquired the assets of eFanGuide, Inc., a provider of celebrity fan sites on the internet including 120 owned URLs and 5 hosted URLs. The aggregate purchase price paid by Hollywood Media for the assets of eFanGuide, Inc. was $216,500, which was paid by the issuance of 50,930 shares of Hollywood Media’s common stock, calculated in accordance with the terms of the asset purchase agreement by using the average closing price of Hollywood Media’s common stock on the ten trading days immediately prior to the date of closing. The URLs were classified as an intangible asset and are being amortized over three years. Amortization expense relating to these assets of $72,167 and $69,160 was recorded for the years ended December 31, 2007 and 2006, respectively.
     On January 31, 2006, Hollywood Media acquired the assets of Prosperity Plus, Inc., a provider of celebrity fan sites on the internet including 31 owned URLs and 17 hosted URLs. The aggregate purchase price paid by Hollywood Media for the assets of Prosperity Plus, Inc. was $400,000, of which $100,000 was paid in cash and $300,000 was paid by the issuance of 69,349 shares of Hollywood Media’s common stock, calculated in accordance with the terms of the asset purchase agreement by using the average closing price of Hollywood Media’s common stock on the ten trading days immediately prior to the date of closing. The URLs were classified as an intangible asset and are being amortized over three years. Amortization expense relating to these assets of $133,333 and $122,222 was recorded for the years ended December 31, 2007 and 2006, respectively.
     On June 13, 2006, Hollywood Media acquired the stock of Screenline, a German company (Note 5). The aggregate purchase price paid by Hollywood Media for the stock of Screenline was $600,000, of which $500,000 was paid in cash and $100,000 was paid by the issuance of 23,844 shares of Hollywood Media common stock, the value of which was calculated by agreement with the selling stockholder by using the average closing price of Hollywood Media’s common stock on the ten trading days immediately prior to the signing date of the stock purchase agreement. Hollywood Media allocated $300,000 of the purchase price to certain intangibles including, but not limited to, the database containing international box office data for over 30 countries. The database was classified as an intangible asset and was being amortized over three years until it was sold with Hollywood Media’s Baseline/StudioSystems business unit on August 25, 2006. No amortization expense was recorded or included in either continuing or discontinued operations for the year ended December 31, 2006.
     On January 31, 2007 Hollywood Media purchased the domain name www.thatotherblog.com. The aggregate purchase price was $11,000, of which $3,000 was paid in cash and $8,000 was paid by issuance of 1,992 shares of Hollywood Media’s common stock, calculated in accordance with the terms of the asset purchase agreement by using the average closing price of Hollywood Media’s common stock on the ten trading days immediately prior to the date of closing. The purchase was recorded as an intangible asset and is being amortized over three years. Amortization expense was $3,371 for the year ended December 31, 2007.
     On January 31, 2007 Hollywood Media also purchased the domain names and certain other assets located at the URLs www.worldofbritney.com and www.webpictures.com for a cash price of $60,000. The URLs were classified as intangible assets and are being amortized over three years. Amortization expense of $18,334 was recorded for the year ended December 31, 2007.
     During March 2007 Hollywood Media purchased 7 domain names (all containing the name “Hollywood”) for a cash price of $18,283. The URLs are classified as intangible assets and are being amortized over three years. Amortization expense of $5,079 was recorded for the year ended December 31, 2007.
     On April 30, 2007 Hollywood Media purchased the domain name located at the URL www.fantropolis.com for a cash price of $4,000. The URL was classified as an intangible asset and is being amortized over three years. Amortization expense of $889 was recorded for the year ended December 31, 2007.
     On July 16, 2007 Hollywood Media purchased the www.theatre.co.uk URL for a cash price of 25,000 British pounds (approximately $50,000). The URL was classified as an intangible asset and is being amortized over three years. Amortization expense for the year ended December 31, 2007 was $7,869.
     On December 5, 2007 Hollywood Media purchased 3 domain names (all containing the name “mobi”) for a cash price of $31,061. The domains were classified as intangible assets and are being amortized over three years. Amortization expense was $863 for the year ended December 31, 2007.
     On December 17, 2007 Hollywood Media obtained the www.newyorktheater.com URL for a cash price of $8,600. The URL was classified as an intangible asset and is being amortized over three years. Amortization expense for the year ended December 31, 2007 was $239.
     Hollywood Media is in the process of registering a patent with the United States Patent Office. The legal expense to register amounted to $72,456 and was recorded as an intangible asset during the year ended December 31, 2007.

(10) CAPITAL LEASE OBLIGATIONS:
     Future minimum lease payments under capital leases, which contain bargain purchase options, together with the present value of the net minimum lease payments as of December 31, 2007 are as follows:

Year	Amount
2008	$186,300
2009	183,723
2010	80,225
2011	19,382
2012	4,783

Minimum lease payments	474,413
Less amount representing imputed interest	(76,633)

Present value of net minimum lease payments	397,780
Less: current portion	(141,809)

$255,971

(11) DEBT:
Senior Unsecured Notes
     On November 23, 2005, Hollywood Media issued and sold $7,000,000 aggregate principal amount of its Senior Unsecured Notes (the “Senior Notes”) for aggregate gross cash proceeds of $7,000,000. The notes carried an 8% interest rate and an initial 12 month term, on which interest was payable in quarterly installments commencing December 31, 2005. The principal was payable in cash or, at Hollywood Media’s option, in shares of Hollywood Media’s common stock valued on a per share basis at a 5% discount from the 20-day volume-weighted average market price per share of the common stock as of the payment date, subject to certain conditions to such option including but not limited to the requirement that the shares be registered for resale. Hollywood Media’s proceeds related to the issuance, net of issuance costs, were $6,595,690. The holders of the Senior Notes also received warrants (the “Warrants”) to purchase 700,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share. In March 2006, Hollywood Media exercised its option under the terms of the Senior Notes to extend the maturity date of the Senior Notes to May 23, 2007 in exchange for the delivery of additional five-year Warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock with an exercise price per share at $4.29. The Senior Notes were not convertible at the option of the holders.
     On May 18, 2007, the $7,000,000 principal amount of the Senior Notes, together with all accrued and unpaid interest thereon, was paid in full in accordance with the provisions of the Senior Notes.
     Upon issuance, Hollywood Media recognized the value attributable to the 700,000 issued Warrants in the amount of $1,865,037 as a discount against the Senior Notes. The Company valued the Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.45%, an expected volatility of 69.4% and a five year life; the fair value of the Warrants was determined to be $2.66 per share. Additional discount of $286,000 was recorded in conjunction with the 100,000 extension Warrants issued in March of 2006. The Company valued the additional Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.73%, an expected volatility of 64.2% and an approximate five year life; the fair value of the Warrants was determined to be $2.86 per share. The debt discount attributed to the value of the Warrants issued was amortized over the life of the Senior Notes as interest expense using the effective yield method. The Company amortized the Senior Notes debt discount attributed to the value of the Warrants of $624,601, $1,259,144 and $267,292 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2006, $624,601 of unamortized discount on the Senior Notes was reducing the face amount of the Senior Notes, and was being amortized to interest expense over the remaining term of the outstanding debt.

     The fair value of the Warrants was recorded as a derivative liability in 2006 and 2005. The liability was accounted for as a derivative under the applicable standards due to the registration rights and potential net cash settlement of amounts due to Warrant holders. In accordance with the adoption of FASB Staff Position No. EITF 00-19-2 (“FSP EITF 00-19-2”), which changed the accounting requirements for this type of instrument (effective January 1, 2007), the derivative liability of $1,423,464 was reclassified to shareholders’ equity increasing additional paid-in-capital by $2,151,037, representing the original derivative liability, and increasing the accumulated deficit by $727,573, representing the change in fair value from previous periods.
     In addition, $404,310 of issuance costs were being amortized over the life of the original debt as a deferred debt issuance cost on the straight-line basis which approximates the interest method. During the years ended December 31, 2006 and 2005, $363,440 and $40,870, respectively, of debt issuance costs, were amortized as interest expense.
     During the years ended December 31, 2007, 2006 and 2005, $220,889, $567,778, $60,667, respectively, in interest expense in connection with the Senior Unsecured Notes was recorded for stated interest on the Company’s consolidated statement of operations.
     Registration Payment Arrangement
     As required by the registration rights agreement entered into in connection with the Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants that was declared effective by the SEC on March 3, 2006, and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effective date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act. If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”) in violation of the agreement, and if there are no applicable defenses or limitations under the agreement or at law or otherwise, Hollywood Media would be required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period. As of December 31, 2007, none of the Warrants have been exercised, no Warrant shares have been issued, and the registration statement continues to be effective.
     In accordance with EITF 00-19-2, Hollywood Media is required to calculate the maximum potential amount of consideration payable pursuant to registration payment arrangements, even if the likelihood of payments under such arrangements is remote. EITF 00-19-2 is applicable to financial statements issued for fiscal years beginning after December 15, 2006 and any interim periods therein. Assuming for purposes of this calculation that (i) all of the Warrants were exercised on December 31, 2007, (ii) the Warrant shares issued upon such exercise are available for resale under Rule 144(k) on December 31, 2009, (iii) the registration statement ceased to be effective in violation of the agreement on December 31, 2007 and does not become effective again before December 31, 2009, the remainder of the required registration period, and (iv) that there are no applicable defenses or limitations under the agreement or at law or otherwise, the maximum potential amount of consideration payable by Hollywood Media to the holders of Warrant shares would be $1,475,000. Management does not believe that any significant material payments are likely under this registration payment arrangement.
(12) OFFERINGS OF SECURITIES:
     On January 3, 2005, Hollywood Media issued 20,000 shares of common stock valued at $93,960, as compensation to a consulting firm for services rendered and to be rendered.
     On January 4, 2005, Hollywood Media issued 3,244 shares of common stock valued at $15,123 in payment of interest on the 6% Senior Convertible Debentures issued May 22, 2002 (the “Convertible Debentures”) for the period October 1, 2004 through December 31, 2004. The number of shares issued was calculated using a price of $4.663 per share, which in accordance with the terms of the Convertible Debentures is the amount equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding January 1, 2005.
     On January 18, 2005, Hollywood Media issued 1,408 shares of common stock valued at $14 pursuant to the exercise of a director stock option with an exercise price of $0.01 per share.
     On February 8, 2005, Hollywood Media issued 10,000 shares of common stock valued at $28,400 pursuant to the exercise of a warrant with an exercise price of $2.84 per share. The warrant was issued in connection with a private placement completed in 2004.
     On February 8, 2005, Hollywood Media issued 39,951 shares of common stock valued at $193,762, based on the closing share price of $4.85 as of the December 31, 2004 date of grant, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2004.
     On March 3, 2005, Hollywood Media issued 18,750 shares of common stock valued at $53,250 pursuant to the exercise of a warrant with an exercise price of $2.84 per share. The warrant was issued in connection with a private placement completed in 2004.
     On March 21, 2005, Hollywood Media issued 15,000 shares of common stock valued at $63,299 pursuant to the exercise of a stock option with an exercise price of $4.22 per share.
     On March 23, 2005, Hollywood Media issued 66,021 shares of common stock valued at $187,500 pursuant to the exercise of a warrant with an exercise price of $2.84 per share. The warrant was issued in connection with a private placement completed in 2004.
     On March 29, 2005, Hollywood Media issued 150,000 shares of common stock valued at $426,000 pursuant to the exercise of a warrant with an exercise price of $2.84 per share. The warrant was issued in connection with a private placement completed in 2004.
     On April 7, 2005, Hollywood Media issued 4,115 shares of common stock valued at $19,752, based on the closing share price of $4.80 on the April 7, 2005 date of grant, to an employee as additional compensation.
     On April 20, 2005, Hollywood Media issued 3,107 shares of common stock valued at $14,794 in payment of interest on the Convertible Debentures for the period January 1, 2005 through March 31, 2005. The number of shares issued was calculated using a price of $4.761 per share, which in accordance with the terms of the Convertible Debentures is the amount equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding April 1, 2005.
     On April 21, 2005, Hollywood Media issued 15,000 shares of common stock valued at $63,285 pursuant to the exercise of a stock option with an exercise price of $4.22 per share.
     On April 26, 2005 Hollywood Media issued 15,000 shares of common stock valued at $63,285 pursuant to the exercise of a stock option with an exercise price of $4.22 per share.
     On May 13, 2005, Hollywood Media issued 25,000 shares of common stock valued at $71,000 pursuant to the exercise of a warrant with an exercise price of $2.84 per share. The warrant was issued in connection with a private placement completed in 2004.
     On May 25, 2005, Hollywood Media issued 2,237 shares of common stock valued at $10,000, based on the closing share price of $4.47 on the May 23, 2005 date of grant, for consulting services.
     On May 31, 2005 Hollywood Media issued 5,000 shares of common stock valued at $10,150 pursuant to the exercise of a director stock option with an exercise price of $2.03 per share.

     On June 2, 2005, Hollywood Media issued 25,000 shares of common stock valued at $71,000 pursuant to the exercise of a warrant with an exercise price of $2.84 per share. The warrant was issued in connection with a private placement completed in 2004.
     On June 3, 2005, Hollywood Media issued 219,803 shares of common stock valued at $323,267, pursuant to a cashless exercise of a warrant issued with an exercise price of $1.70 per share pursuant to a consulting agreement with an investment banker, which agreement terminated in April 2003. The warrants were valued using the Black-Scholes valuation model and were expensed during 2002 and 2003.
     On June 8, 2005, Hollywood Media issued 62,500 shares of common stock valued at $110,000 pursuant to the exercise of a stock option with an exercise price of $1.76 per share.
     On June 9, 2005, Hollywood Media issued 350,000 shares of common stock valued at $455,000 pursuant to the exercise of a stock option with an exercise price of $1.30 per share.
     On June 13, 2005, Hollywood Media issued 200,000 shares of common stock valued, using a Black-Scholes model, at $144,000 to an independent third party, pursuant to a consulting agreement for services rendered in connection with an acquisition.
     On July 7, 2005, Hollywood Media issued 18,540 shares of common stock valued at $81,577, based on the closing share price of $4.45 on the July 1, 2005 date of grant, as additional compensation to an employee pursuant to an employment agreement.
     On July 13, 2005, Hollywood Media issued 3,481 shares of common stock valued at $14,959 in payment of interest on the Convertible Debentures for the period April 1, 2005 through June 30, 2005. The number of shares issued was calculated using a price of $4.298 per share, which in accordance with the terms of the Convertible Debentures is the amount equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding July 1, 2005.
     On July 27, 2005, Hollywood Media issued 1,500 shares of common stock valued at $1,845 pursuant to the exercise of a stock option with an exercise price of $1.23 per share.
     On October 10, 2005, Hollywood Media issued 3,788 shares of common stock valued at $15,123 in payment of interest on the Convertible Debentures for the period July 1, 2005 through September 30, 2005. The number of shares issued was calculated using a price of $3.992 per share, which in accordance with the terms of the Convertible Debentures is the amount equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding October 1, 2005.
     On November 17, 2005, Hollywood Media issued 750 shares of common stock valued at $953 pursuant to the exercise of a stock option with an exercise price of $1.27 per share.
     On November 18, 2005, Hollywood Media issued 5,000 shares of common stock valued at $16,250 pursuant to the exercise of a stock option with an exercise price of $3.25 per share.
     On December 20, 2005, Hollywood Media issued 92,208 shares of common stock valued at $368,832 pursuant to exercises of stock options with an exercise price of $4.00 per share.
     On December 22, 2005, Hollywood Media issued 28,348 shares of common stock valued at $113,392 pursuant to exercises of stock options with an exercise price of $4.00 per share.
     On December 30, 2005, Hollywood Media issued 15,000 shares of common stock valued at $60,000 pursuant to exercises of stock options with an exercise price of $4.00 per share.

     On January 11, 2006, Hollywood Media issued 3,682 shares of common stock in payment of $15,123 of interest on the Convertible Debentures for the period October 1, 2005 through December 31, 2005. The number of shares issued was calculated using a price of $4.11 per share, which in accordance with the terms of the Convertible Debentures is the amount equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding January 1, 2006.
     On January 18, 2006, Hollywood Media issued 50,930 shares of common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, in payment of the purchase price of $216,500 for the acquisition of eFanGuide, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.
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
     On April 4, 2006, Hollywood Media issued 3,397 shares of common stock were issued in payment of $14,794 of interest on the Convertible Debentures for the period January 1, 2006 through March 31, 2006. The number of shares issued was calculated using a price of $4.36 per share, which in accordance with the terms of the Convertible Debentures, is the amount equal to 95% of the average of the closing price of Hollywood Media common stock on the five consecutive trading days ending on and including the third business day immediately preceding April 1, 2006.
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
     On May 22, 2006, Hollywood Media issued 2,054 shares of common stock were issued in payment of $8,548 of interest on the Convertible Debentures for the period April 1, 2006 through May 22, 2006, the date that the Convertible Debenture was converted. The number of shares issued was calculated using a price of $4.16 per share, which in accordance with the terms of the Convertible Debenture is the amount equal to 95% of the average of the closing price of

Hollywood Media common stock on the five consecutive trading days ending on and including the third business day immediately preceding May 23, 2006.
     On May 22, 2006, Hollywood Media issued 312,500 shares of common stock valued at $1,000,000 upon the conversion of $1,000,000 principal amount of the Convertible Debentures into shares of Hollywood’s Media common stock at a conversion price of $3.20 per share pursuant to the terms of the Convertible Debenture. This last remaining Convertible Debenture was converted on May 22, 2006.
     On May 24, 2006, Hollywood Media issued 19,474 shares of common stock valued at $4.40 per share, which was the closing price of Hollywood Media common stock on the trading date prior to the May 18, 2006 date of grant, in payment of $85,688 of additional compensation to a non-executive employee pursuant to an employment agreement.
     On June 1, 2006, Hollywood Media issued 2,500 shares of common stock valued at $9,100 pursuant to the exercise of an employee stock option with an exercise price of $3.64 per share.
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
     On September 12, 2006, Hollywood Media issued 37,500 shares of common stock valued at $112,500 pursuant to the exercise of an employee stock option with an exercise price of $3.00 per share.
     On September 15, 2006, Hollywood Media issued 62,500 shares of common stock valued at $177,500, pursuant to the exercise of a warrant with an exercise price of $2.84 per share. The warrant was issued in connection with a private placement completed in 2004.
     On September 20, 2006, Hollywood Media issued 5,000 shares of common stock valued at $3.89 per share which was the closing share price on the September 20, 2006 date of grant, in payment of $19,450 of additional compensation to non-executive employees as compensatory bonuses associated with the August 25, 2006 sale of BAC.
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
     On January 22, 2007, Hollywood Media issued 1,000 shares of common stock valued at $1,490 pursuant to the exercise of an employee stock option with an exercise price of $1.49 per share.
     On January 29, 2007, Hollywood Media issued 500 shares of common stock valued at $750 pursuant to the exercise of an employee stock option with an exercise price of $1.50 per share.
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
     On February 9, 2007, Hollywood Media issued 31,250 shares of common stock valued at $108,125 pursuant to the exercise of an employee stock option with an exercise price of $3.46 per share.
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
     On March 19, 2007, Hollywood Media issued 15,625 shares of common stock valued at $63,438 pursuant to the exercise of an employee stock option with an exercise price of $4.06 per share.
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
          On July 16, 2007, Hollywood Media issued 1,000 shares of common stock valued at $1,021 pursuant to the exercise of an employee stock option with an exercise price of $1.02 per share.
          On July 19, 2007, Hollywood Media issued 5,970 shares of common stock valued at $4.31 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the July 10, 2007 date of grant, in payment of $25,707 of additional compensation to a non-executive employee pursuant to an employment agreement.
          On August 13, 2007, Hollywood Media issued 20,000 shares of common stock valued at $29,000 pursuant to the exercise of an employee stock option with an exercise price of $1.45 per share.
          On September 7, 2007, Hollywood Media issued 105,000 shares of the common stock valued at $3.83 per share, which was the closing share price of Hollywood Media common stock on the August 30, 2007 date of grant, in payment of $402,150 in compensatory bonuses to certain officers of Hollywood Media associated with the August 24, 2007 sale of the Showtimes business.
(13) STOCK REPURCHASE PROGRAM:
          Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash and cash equivalents to repurchase shares of its outstanding common stock. Pursuant to the repurchase program, Hollywood Media purchased an aggregate of 2,003,660 shares of its common stock during the fourth quarter of 2007 for $5,104,204, reflecting an average price of $2.55 per share.

(14) INCOME TAXES:
          The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption had no impact on retained earnings as of January 1, 2007. There are no unrecognized tax benefits in the financial statements as of December 31, 2007 and December 31, 2006.
          Hollywood Media is in a cumulative net loss position for both financial and tax reporting purposes. The primary item giving rise to the Company’s net deferred tax asset is a net operating loss carryforward of $210,794,597 as a result of losses incurred during the period from inception (January 22, 1993) to December 31, 2005. However, due to the uncertainty of Hollywood Media’s ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to Hollywood Media’s ability to utilize its loss carryforwards subject to the “ownership change” provisions of Section 382 of the U.S. Internal Revenue Code, Hollywood Media has established a valuation allowance for the full amount of the deferred tax asset.
          The net operating loss carryforwards expire as follows:

Year	Amount
2018	$6,697,452
2019	18,526,989
2020	43,159,623
2021	37,552,359
2022	76,867,212
2023	9,728,058
2024	8,719,119
2025	9,543,785

$210,794,597

          The components of Hollywood Media’s deferred tax assets and liabilities consist of the following at December 31:

	2007	2006
Net difference in tax basis and book basis for certain assets and liabilities	$736,690	$(115,200)
Net operating loss and tax credit carryforwards	80,424,425	80,503,436

	81,161,115	80,388,236
Valuation allowance	(81,161,115)	(80,388,236)

Net deferred tax asset	$—	$—

          The provision for Federal and state income taxes from discontinued operations of $569,298 and $524,265 for the years ended December 31, 2007 and 2006, respectively, is the result of Federal alternative minimum taxes and state income and alternative minimum taxes that are currently payable. The provision for income taxes from continuing operations is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to loss from continuing operations as a result of the following:

	For the Year Ended December 31,
	2007	2006	2005
Income tax benefit at Federal statutory tax rate	$(3,452,937)	$(3,385,793)	$(3,931,765)
State income tax benefit (net of federal benefit)	(286,100)	(280,537)	(313,418)
Change in valuation allowance	(1,170,750)	(8,864,688)	3,956,689
Change in valuation allowance resulting from change in cumulative temporary differences	1,943,628	(3,745,518)	—
Change in cumulative temporary differences	(1,943,628)	3,745,518	—
Sale of subsidiaries – basis difference	—	4,825,002	—
Non deductible expenses	—	—	25,284
Income of foreign subsidiaries	418,802	—	—
Tax effect of income from discontinued operations	4,490,986	7,706,016	263,210
Other	108,186	231,957	611,332

	$—	$—	$—

          During 2007 and 2006, the Company reassessed the amounts of certain prior year deferred tax assets and the corresponding effect of the valuation thereon. As a result of this reassessment, deferred tax assets and the related valuation allowance were increased in 2007 in the amount of $1,943,628 and reduced in 2006 in the amount of $3,745,518, resulting in zero net change to net deferred tax assets.
          The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and certain state income taxing authorities for all years due to the net operating loss carryovers from those years.
(15) INVESTMENTS IN AND ADVANCES TO EQUITY METHOD UNCONSOLIDATED INVESTEES:
          Investments in and advances to equity method unconsolidated investees consist of the following:

	December 31,
	2007	2006
NetCo Partners (a)	$291,960	$287,689
MovieTickets.com (b)	(4,975)	(4,975)

	$286,985	$282,714

          The amounts reflected above comprise Hollywood Media’s total equity in undistributed earnings (losses) for NetCo Partners and MovieTickets.com for the years ended December 31, 2007 and 2006.
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
          Hollywood Media accounts for its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners’ income or loss as Equity in Earnings of Unconsolidated Investees. Since NetCo Partners is a partnership, any income tax payable is passed through to the partners. The revenues, gross profit and net income of NetCo Partners for the years ended December 31, 2007, 2006 and 2005 are presented below:

	Year Ended December 31,
	2007	2006	2005
	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,138	$32,460	$1,429,783
Gross Profit	887	32,348	1,225,703
Net Income	9,494	24,454	1,066,469

Company’s Share of Net Income	$4,747	$12,227	$533,228
          The current assets and current liabilities of NetCo Partners of December 31, 2007 and 2006, which are not included in Hollywood Media’s consolidated balance sheets, are presented below:

	As of December 31,
	2007	2006
	(unaudited)	(unaudited)
Current Assets	$353,231	$339,494
Current Liabilities	$94,213	$90,503
          (b) MovieTickets.com Inc.
          Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. and National Amusements, Inc. to form MovieTickets.com, Inc. (“MovieTickets.com”). In August 2000, the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over 5 years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising on most participating exhibitors’ movie screens. In March 2001, America Online Inc. (“AOL”) purchased a non-interest bearing convertible preferred voting equity interest in MovieTickets.com for $8.5 million in cash, convertible into approximately 3% of the common stock of MovieTickets.com. AOL converted its preferred shares into common stock during the year ended December 31, 2005.
          Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc.at December 31, 2007 and shares in 26.2% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Equity in Earnings of Unconsolidated Investees” in the accompanying consolidated balance sheets. Under applicable accounting principles, Hollywood Media has not recorded income from its investment in MovieTickets.com for 2007 and 2006 because accumulated losses from 2005 and prior years exceeded MovieTickets.com’s accumulated net income in 2007 and 2006.

          Hollywood Media performs ad sales, collections, billing, payroll and other related activities for MovieTickets.com. Hollywood Media pays for ad sales staff and ad serving costs and MovieTickets.com’s net revenues collected by Hollywood Media (less commissions earned by Hollywood Media) are delivered to MovieTickets.com (See Note 20).
          The revenues, cost and expenses, depreciation and amortization and net loss of MovieTickets.com for the years ended December 31, 2007, 2006 and 2005, which are not included in Hollywood Media’s consolidated statements of operations, are presented below:

	Year Ended December 31,
	2007	2006	2005
	(unaudited)	(unaudited)	(unaudited)
Revenues	$13,273,300	$10,363,932	$8,944,380
Cost and Expenses	$9,398,711	$7,574,303	$7,737,029
Depreciation and Amortization	$529,018	$2,142,410	$3,290,498
Net Income (Loss)	$3,653,738	$781,226	$(2,078,668)
          The cash, accounts receivable and accrued expenses and other liabilities balances of MovieTickets.com as of December 31, 2007 and 2006, which are not included in Hollywood Media’s consolidated balance sheets, are presented below:

	As of December 31,
	2007	2006
	(unaudited)	(unaudited)
Cash	$10,008,955	$6,811,825
Accounts Receivable, Net	$4,285,747	$3,330,297
Accrued Expenses and Current Liabilities	$3,363,435	$3,113,738
(16) COMMITMENTS AND CONTINGENCIES:
          Operating Leases
          Hollywood Media conducts its operations in various leased facilities, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms may include escalating rent provisions and rent holidays which are expensed on a straight-line basis over the term of the lease, and expire at various dates through the year 2017. Also, certain equipment used in Hollywood Media’s operations is leased under operating leases. Operating lease commitments at December 31, 2007 are as follows:

Year	Amount
2008	$1,304,161
2009	1,267,889
2010	1,163,897
2011	1,187,218
2012	1,208,243
Thereafter	3,745,522

Total	$9,876,931

          The fixed operating lease commitments detailed above assume that Hollywood Media continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $1,746,275, $929,898 and $720,040 during the years ended December 31, 2007, 2006 and 2005, respectively, and is included in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.
          Placement Agent Commissions
          Hollywood Media has recorded $7,867 and $33,486 during the years ended December 31, 2006 and 2005, respectively, as a reduction to additional paid-in-capital in the accompanying consolidated financial statements for placement agent commissions on cash proceeds from warrant exercises in connection with the 2004 private placement. There were no placement agent commissions on warrant exercises during the year ended December 31, 2007, as warrant exercises did not result in cash proceeds to Hollywood Media. Hollywood Media is obligated to pay 4% of all warrant exercise proceeds associated with the 2004 private placement to the placement agent. In addition, Hollywood Media is obligated to pay to the placement agent 5% of all warrant exercise proceeds associated with warrants issued in connection with the issuance of Senior Unsecured Notes in November of 2005 (see Note 11). There have been no warrant exercises associated with the detachable warrants issued in connection with the Senior Unsecured Notes.
          Self-Insurance Accruals
          Until June 2007, Hollywood Media maintained self-insured retentions for its health benefits programs and limited its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management was required to use judgment to estimate the ultimate cost that would be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of each balance sheet date. When estimating the Company’s self-insurance liability, management considered a number of factors, which included historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the potential liability under the stop-loss insurance coverage using incurred but not reported analyses which included historical claims experience data available under the current self-insurance plan. The Company had $21,421 and $124,255 accrued for potential claims at December 31, 2007 and 2006, respectively. The insurance expense under the Hollywood Media group insurance plan for the years ended December 31, 2007, 2006 and 2005 was $557,703, $441,112 and $341,070, respectively, and is included in “payroll and benefits” in the accompanying consolidated statements of operations. In June of 2007, Hollywood Media ceased the self-insurance program in favor of a more cost efficient third party insured plan. The remaining liability is expected to cover potential claims incurred but not reported, which may be paid over the remainder of the coverage tail period.
          Litigation
          In August 2007, a lawsuit was filed against Hollywood Media alleging, among other related items, trademark infringement. Hollywood Media has engaged counsel to represent the Company and discovery has commenced. Hollywood Media denies any wrongdoing, does not believe any monies are owed and intends to defend this case vigorously.
          In addition to the legal proceeding described above, Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business.
(17) SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2007		2006		2005
INVESTING ACTIVITIES:

Acquisition of assets in acquired companies	$—		$(100,000)	(4)	$(144,000)	(10)
Acquisition of property and equipment under capital leases	(441,026)		(23,420)		(89,599)
Acquisition of intangible asset	(8,000)	(1)	(516,500)	(5)	—

Total non-cash investing activities	$(449,026)		$(639,920)		$(233,599)

FINANCING ACTIVITIES:

Conversion of convertible debentures to common stock	$—		$(1,000,000)	(6)	$—
Obligations acquired under capital leases	441,026		23,420		89,599
Acquisition costs paid with stock-based compensation	—		100,000	(4)	144,000	(10)
Common stock issued for compensation to an employee	—		102,950	(7)	101,329	(11)
Common stock issued to consultants in return for services rendered	—		—		103,960	(12)
Common stock issued in lieu of interest payments on convertible debentures	—		38,465	(8)	59,999	(13)
Common stock issued for contributions to Company 401(k) Plan	248,876	(2)	189,760	(9)	193,762	(14)
Common stock issued for assets	—		516,500	(5)	—
Common stock issued for exercise of warrants attached to Convertible Debentures	—		1,000,000	(6)	—
Common stock issued as compensation as part of sale	402,150	(3)	—		—

Total non-cash financing activities	$1,092,052		$971,095		$692,649

(1)	On February 21, 2007, Hollywood Media issued 1,992 shares of common stock valued as of the average of the ten days closing prices prior to the issuance date, or $4.02 per share, in payment of the $8,000 purchase price for the acquisition of intangible assets.

(2)	On February 9, 2007, Hollywood Media issued 59,257 shares of common stock valued at $248,876, based on the December 29, 2006 closing share price of $4.20, for payment of Hollywood Media’s 401(k) employer match for calendar year 2006 (see Note 2).

(3)	On September 7, 2007, Hollywood Media issued 105,000 shares of common stock valued at $3.83 per share, which was the closing share price, on the August 30, 2007 date of grant, in payment of $402,150 in compensatory bonuses to certain officers of Hollywood Media associated with the August 24, 2007 sale of the Showtimes business.

(4)	On July 26, 2006, Hollywood Media issued 23,844 shares of common stock valued using the average closing price on the ten trading days immediately prior to the signing date of the Screenline stock purchase agreement, or $4.19 per share, in payment of the $100,000 stock component of the purchase price for the acquisition of the shares of Screenline common stock pursuant to the terms of the stock purchase agreement.

(5)	On January 18, 2006, Hollywood Media issued 50,930 shares of common stock valued using the average closing price on the ten trading days immediately prior to the issuance date, or $4.25 per share, in payment of the purchase price of $216,500 for the acquisition of eFanGuide, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement. On January 31, 2006, Hollywood Media issued 69,349 shares of common stock valued using the average closing price on the ten trading days prior to the issuance date, or $4.33 per share, in payment of the $300,000 stock component of the purchase price for the acquisition of Prosperity Plus, Inc.’s intangible assets pursuant to the terms of the asset purchase agreement.

(6)	On May 22, 2006, Hollywood Media issued 312,500 shares of common stock valued at $1,000,000 upon conversion of $1,000,000 principal amount of the Company’s remaining outstanding Convertible Debenture into shares of Hollywood Media’s common stock at a conversion price of $3.20 per share pursuant to the terms of the Convertible Debenture. This last remaining Convertible Debenture was converted on May 22, 2006.

(7)	Hollywood Media issued an aggregate of 25,281 shares of common stock valued at $102,950 to employees for services rendered, as follows: (a) 16,114 shares of common stock valued at $68,500 were issued on January 18, 2006, based on the average of the closing share prices on the ten trading days immediately prior to the issuance date, or $4.25; (b) 4,167 shares of common stock valued at $15,000 were issued on July 20, 2006, based on the average of the closing share prices on the ten trading days immediately prior to the July 19, 2006 date of grant, or $3.60; (c) 5,000 shares of common stock valued at $19,450 were issued on September 20, 2006, based on the closing share price of $3.89 on the trading date prior to the September 20, 2006 date of grant.

(8)	Hollywood Media issued an aggregate of 9,133 shares of common stock valued at $38,465 for interest due to holders of the Convertible Debentures, as follows: (a) 3,682 shares of common stock were issued on January 11, 2006 in payment of $15,123 of interest, based on a $4.11 price per share; (b) 3,397 shares of common stock were issued on April 4, 2006 in payment of $14,794 of interest, based on a $4.36 price per share; and (c) 2,054 shares of common stock were issued on May 22, 2006 in payment of $8,548 of interest, based on a $4.16 price per share. In accordance with the terms of the Convertible Debentures, the price per share in each case was equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding the date of grant.

(9)	On March 1, 2006, Hollywood Media issued 44,028 shares of common stock valued at $189,760, based on the December 31, 2005 closing share price of $4.31, for payment of Hollywood Media’s 401(k) employer match for calendar year 2005 (see Note 2).

(10)	Pursuant to a consulting agreement with an independent third party, the third party provided services to the Company relating to the CinemasOnline acquisition in exchange for options to acquire 200,000 shares of the Company’s common stock at $3.90 per share. During 2005, the third party paid $780,000 in cash and exercised its options to acquire the 200,000 shares of the Company’s common stock. The options were valued at $144,000 and were recorded as goodwill relating to the CinemasOnline acquisition.

(11)	Hollywood Media issued an aggregate of 22,655 shares of common stock, valued at $101,329, to employees for services rendered, as follows: (a) 4,115 shares of common stock valued at $19,752 were issued on April 7, 2005, based on the closing share price of $4.80 on the April 7, 2005 date of grant; and (b) 18,540 shares of common stock valued at $81,577 were issued on July 7, 2005, based on the closing share price of $4.45 on the July 1, 2005 date of grant.

(12)	Hollywood Media issued an aggregate of 22,237 shares of common stock valued at $103,960 in connection with utilization of third party services for consulting work, as follows: (a) 20,000 shares of common stock valued at $93,960 were issued on January 3, 2005; and (b) 2,237 shares of common stock valued at $10,000 were issued on May 25, 2005, based on the closing share price of $4.47 on the May 23, 2005 date of grant.

(13)	Hollywood Media issued an aggregate of 13,620 shares of common stock, valued at $59,999, for interest due to holders of the Convertible Debentures, as follows: (a) 3,244 shares of common stock were issued on January 4, 2005 in payment of $15,123 of interest, based on a $4.663 price per share; (b) 3,107 shares of common stock were issued on April 20, 2005 in payment of $14,794 of interest, based on a $4.761 price per share; (c) 3,481 shares of common stock were issued on July 13, 2005 in payment of $14,959 of interest, based on a $4.298 price per share; and (d) 3,788 shares of common stock were issued on October 10, 2005 in payment of $15,123 of interest, based on a $3.992 price per share. In accordance with the terms of the Convertible Debentures, the price per share in each case was equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding the date of grant.

(14)	On February 8, 2005, Hollywood Media issued 39,951 shares of common stock valued at $193,762, based on the December 31, 2004 closing share price of $4.85, for payment of Hollywood Media’s 401(k) employer match for calendar year 2004 (see Note 2).
(18) SEGMENT REPORTING:
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

	Year Ended December 31,
	2007	2006	2005
Net Revenues:
Broadway Ticketing	$111,731,398	$98,102,961	$78,890,718
Ad Sales	10,891,517	9,909,996	4,513,676
Intellectual Properties	1,061,118	1,229,126	1,550,580
Cable TV	197,190	174,899	40,834
Other	—	—	—

	$123,881,223	$109,416,982	$84,995,808

Operating Income (Loss):
Broadway Ticketing	$3,350,493	$3,937,948	$2,798,186
Ad Sales	(2,239,958)	(978,399)	(1,848,811)
Intellectual Properties	(8,918)	163,953	379,636
Cable TV	(579,213)	(573,454)	(679,932)
Other	(10,535,791)	(11,097,590)	(11,834,116)

	$(10,013,387)	$(8,547,542)	$(11,185,037)

Capital Expenditures (a)
Broadway Ticketing	$2,725,762	$408,474	$83,373
Ad Sales	806,378	440,776	252,803
Intellectual Properties	—	—	—
Cable TV	2,015	—	1,948
Other	229,092	267,810	544,039

	$3,763,247	$1,117,060	$882,163

Depreciation and Amortization Expense:
Broadway Ticketing	$317,576	$289,857	$288,690
Ad Sales	1,049,550	917,496	490,558
Intellectual Properties	—	—	1,955
Cable TV	6,100	13,134	120,761
Other	473,945	481,940	367,182

	$1,847,171	$1,702,427	$1,269,146

	December 31,
	2007	2006
Segment Assets:
Broadway Ticketing	$40,144,311	$31,405,727
Ad Sales	30,194,171	30,579,885
Intellectual Properties	739,078	708,988
Cable TV	35,433	159,116
Discontinued Operations	—	10,535,763
Other	22,865,843	26,620,125

	$93,978,836	$100,009,604

(a)	Capital expenditures do not include property and equipment acquired under capital lease obligations or through acquisitions.

(19) UNAUDITED QUARTERLY FINANCIAL INFORMATION:
For the quarter ended March 31, 2007

Reported
Net revenues	$26,721,636
Loss from continuing operations	(3,570,896)
Income from discontinued operations	510,777
Net loss	(3,060,119)
Weighted average shares	33,257,107
Loss per share — continuing operations	$(0.11)
Income per share — discontinued operations	$0.02
Net loss per share (1)	$(0.09)
For the quarter ended June 30, 2007

Reported
Net revenues	$37,916,640
Loss from continuing operations	(1,980,168)
Income from discontinued operations	538,161
Net loss	(1,442,007)
Weighted average shares	33,445,413
Loss per share — continuing operations	$(0.06)
Income per share — discontinued operations	$0.02
Net loss per share (1)	$(0.04)
For the quarter ended September 30, 2007

Reported
Net revenues	$28,207,878
Loss from continuing operations	(2,154,081)
Income from discontinued operations	10,250,023
Net income	8,095,942
Weighted average shares	33,613,357
Loss per share — continuing operations	$(0.06)
Income per share — discontinued operations	$0.30
Net income per share (1)	$0.24
For the quarter ended December 31, 2007

Reported
Net revenues	$31,035,069
Loss from continuing operations	(2,160,389)
Income from discontinued operations	301,182
Net loss	(1,859,207)
Weighted average shares	32,900,188
Loss per share — continuing operations	$(0.07)
Income per share — discontinued operations	$0.00
Net loss per share (1)	$(0.07)

For the quarter ended March 31, 2006

Reported
Net revenues	$21,017,337
Loss from continuing operations	(3,592,286)
Income from discontinued operations	890,114
Net loss	(2,702,172)
Weighted average shares	32,323,946
Loss per share – continuing operations	$(0.11)
Income per share – discontinued operations	$0.03
Net loss per share (1)	$(0.08)
For the quarter ended June 30, 2006

Reported
Net revenues	$29,978,981
Loss from continuing operations	(1,706,547)
Income from discontinued operations	668,301
Net loss	(1,038,246)
Weighted average shares	32,634,848
Loss per share – continuing operations	$(0.05)
Income per share – discontinued operations	$0.02
Net loss per share (1)	$(0.03)
For the quarter ended September 30, 2006

Reported
Net revenues	$24,391,653
Loss from continuing operations	(2,542,247)
Income from discontinued operations	17,506,375
Net income	14,964,128
Weighted average shares	32,958,073
Loss per share – continuing operations	$(0.08)
Income per share – discontinued operations	$0.53
Net income per share (1)	$0.45
For the quarter ended December 31, 2006

Reported
Net revenues	$34,029,011
Operating loss from continuing operations	(1,832,614)
Loss from discontinued operations	131,417
Net loss	(1,701,197)
Weighted average shares	33,119,624
Loss per share – continuing operations	$(0.06)
Loss per share – discontinued operations	$(0.00)
Net loss per share (1)	$(0.06)

(1)	Quarterly earnings per share are calculated on an individual basis and, because of roundings and changes in the weighted average shares outstanding during the year, the summation of each quarter may not equal the amount calculated for the year as a whole.

(20) RELATED PARTY TRANSACTIONS:
          Pursuant to a joint venture agreement, Hollywood Media sells online ads for MovieTickets.com, a 26.2% owned joint venture (see Note 15). As payment for these services, Hollywood Media records a commission on ad sales sold on behalf of MovieTickets.com. Hollywood Media performs collections, billings and payment of payroll and other related activities for MovieTickets.com. Net revenues (less commissions) are submitted to MovieTickets.com upon receipt by Hollywood Media. Hollywood Media has recorded receivables of $51,045 and $59,743 at December 31, 2007 and 2006, respectively, for billings, payroll and other related expenses due from MovieTickets.com and these amounts are included in “other receivables” in the accompanying consolidated balance sheets. Hollywood Media has $1,872,039 and $1,568,612 of receivables, offset by payables to MovieTickets.com of $1,254,266 and $1,050,970 at December 31, 2007 and 2006, respectively. These net amounts are included with “Receivables, net” in the accompanying consolidated balance sheets. The Company also had payables to MovieTickets.com of $1,133,374 and $502,949 at December 31, 2007 and 2006, respectively, which are included with “Accounts Payable” in the accompanying consolidated balance sheets. The Company recorded $3,327,042, $2,562,880 and $1,914,053 as its commission revenue for each of the years ended December 31, 2007, 2006 and 2005, respectively, and these amounts are included in “Other” in the Net Revenues section in the accompanying consolidated statements of operations.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          Not Applicable.
Item 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, on the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of December 31, 2007, to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     In the Company’s prior year assessment of internal control over financial reporting as of December 31, 2006, management concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business constituted a material weakness in Hollywood Media’s internal control over financial reporting. During 2007, management implemented a number of remediations to address this material weakness, including:
•	Due to the limitations in the licensed ticketing system discussed below, the Company began developing a transaction processing engine (“TPE”) to act as the foundation and middle-ware to the next generation ticketing system. The TPE is being designed to plug-in to a variety of software components, thus allowing the Company to license various product line specific packages, thereby minimizing development time on future product lines.

•	Developed modifications to the existing ticketing systems to automate certain processes related to the affiliate and groups processes necessary for the support, review and summarization of financial information.

•	Continued to strengthen the manual processes related to the support, review and summarization of financial information produced from the existing ticketing system.
     Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

     A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the Company’s assessment, management has determined that the following deficiencies in the Company’s Broadway Ticketing business constitute a material weakness in the Company’s internal control over financial reporting as of December 31, 2007:
     Insufficient internal controls over the Broadway Ticketing Division, including inadequate systems to allow for timely processing of ticketing, gift certificate, hotel and dinner voucher revenues; inadequate recording and reporting of ticketing-related financial information; and insufficient internal controls over cash receipts, purchase and pay, and ticketing inventory.
     Based on our evaluation under the framework set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007.
Management’s Plan to Address Material Weakness
     Management is firmly committed to addressing the material weakness. Accordingly, the following are the actions that the Company’s management has taken and will continue to take in order to remediate the material weakness described above:
     As previously disclosed, in the third quarter of 2005 the Company’s management licensed a ticketing software system to replace its existing system. During the implementation phase of the new ticketing system, the Company identified gaps between the design of the ticketing software and its functionality with our Broadway Ticketing business model. While the Company is currently working with the licensor to address the delays in launching the new ticketing system, the Company has begun development of a transaction processing engine, as mentioned above, to address these gaps, as well as plug-in to various product line specific packages. Phase One of the TPE implementation will be to launch the content management system, transaction pages and a new call center application. Phase Two will require the bridging of various product line specific applications to the TPE and integration with the Company’s accounting package. Management expects Phase One to be completed by the end of April 2008 and Phase Two will be a staggered roll-out, by product line, with release dates beginning in the third quarter of 2008 and continuing into 2009.
     In addition, management will be implementing additional control procedures and certain internally developed software modules during the 2008 fiscal year. This will provide enhanced internal controls over purchasing and inventory, via systematic purchase order module and assigned purchasing workflow. In addition to the internally developed software, the Company will continue to implement business process improvements that will mitigate control gaps that are not addressed by the new software or the internally developed software. These improvements will focus on the areas related to the recording and reporting of financial data not adequately addressed through the new automated modules. The Company’s Operations team is working closely with the Finance team to ensure all new software implementations have the required controls and functionality to meet both the business and accounting reporting requirements.

     Management believes that the remediations described above, when completed, will mitigate the material weakness identified by management as a result of its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Hollywood Media Corp.
Boca Raton, Florida
     We have audited the internal control over financial reporting, of Hollywood Media Corp. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed by or under the supervision of the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal controls over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
     The Company identified insufficient internal controls within its Broadway Ticketing Division, including inadequate systems to allow for timely processing of ticketing, gift certificate, hotel and dinner voucher revenues; inadequate recording and reporting of ticketing-related financial information; and insufficient internal controls over cash receipts, purchase and pay, and ticketing inventory.

     This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 17, 2008 on those consolidated financial statements.
     In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hollywood Media Corp. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 17, 2008, expressed an unqualified opinion on those consolidated financial statements.

KAUFMAN, ROSSIN & CO., P.A.
Miami, Florida
March 17, 2008

ITEM 9B. OTHER INFORMATION.
     None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information called for by this Item 10 is incorporated by reference from the applicable portions of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, including from the following portions: (i) “Election of Directors,” (ii) “Corporate Governance,” and (iii) “Executive Officers.”
Item 11. EXECUTIVE COMPENSATION.
     The information called for by this Item 11 is incorporated by reference from the following section(s) of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A: “Executive Compensation.”
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information called for by this Item 12 is incorporated by reference from the applicable portions of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, including from the following portions: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information called for by this Item 13 is incorporated by reference from the applicable portions of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, including from the following portions: (i) “Transactions with Related Persons,” (ii) “Review, Approval or Ratification of Transactions with Related Persons,” and (iii) the disclosures in the “Corporate Governance” section regarding director independence.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information called for by this Item 14 is incorporated by reference from the applicable portions of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, including from the following portions: “Independent Registered Public Accounting Firm’s Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures.”

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006

•	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.
3. Exhibits
The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

		Location of
Exhibit No.	Description	Exhibit
3.1	Third Amended and Restated Articles of Incorporation	(1)

3.2	Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences, Rights and Limitations of Series E Junior Preferred Stock	(25)

3.3	Amended and Restated Bylaws of Hollywood Media Corp., dated as of September 1, 2006	(2)

4.1	Form of Common Stock Certificate	(3)

4.2	Amended and Restated Rights Agreement dated as of August 23, 1996 between Hollywood Media Corp. (f/k/a Big Entertainment, Inc.) and American Stock Transfer & Trust Company, as Rights Agent	(4)

		Location of
Exhibit No.	Description	Exhibit
4.3	Amendment No. 1, dated as of December 9, 2002, to Amended and Restated Rights Amendment dated as of August 23, 1996 between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(5)

4.4	Amendment No. 2, dated as of September 1, 2006, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended December 9, 2002, between Hollywood Media Corp. and American Stock Transfer & Trust Company	(2)

10.1	Compensatory Plans, Contracts and Arrangements

	(a) Employment Agreement between Hollywood Media Corp. and Mitchell Rubenstein dated as of July 1, 1993	(3)

	(b) Extension and Amendment Agreement between Hollywood Media Corp. and Mitchell Rubenstein entered into as of July 1, 1998	(6)

	(c) Employment Agreement between Hollywood Media Corp. and Laurie S. Silvers dated as of July 1, 1993	(3)

	(d) Extension and Amendment Agreement between Hollywood Media Corp. and Laurie S. Silvers entered into as of July 1, 1998	(6)

	(e) 1993 Stock Option Plan, as amended effective October 1, 1999	(7)

	(f) Directors Stock Option Plan, as amended effective May 1, 2003	(16)

	(g) Form of Indemnification Agreement between Hollywood Media and each of its Directors and Officers	(3)

	(h) 2000 Stock Incentive Plan, as amended October 30, 2003	(17)

	(i) Exchange Agreement dated as of December 14, 2001 between Hollywood Media Corp. and Laurie S. Silvers	(8)

	(j) Exchange Agreement dated as of December 14, 2001 between Hollywood Media Corp. and Mitchell Rubenstein	(8)

	(k) Extension and Amendment Agreement dated as of May 31, 2004 between Hollywood Media Corp. and Mitchell Rubenstein	(22)

	(l) Extension and Amendment Agreement dated as of May 31, 2004 between Hollywood Media Corp. and Laurie S. Silvers	(22)

	(m) Extension and Amendment Agreement dated as of July 1, 2003 between Hollywood Media Corp. and Mitchell Rubenstein	(22)

	(n) Extension and Amendment Agreement dated as of July 1, 2003 between Hollywood Media Corp. and Laurie S. Silvers	(22)

	(o) Hollywood Media Corp. 401(k) Retirement Savings Plan, dated as of September 16, 2004 (the “Plan”); Amendment to the Plan, dated as of September 16, 2004; related Volume Submitter (Cross-Tested Defined Contribution Plan and Trust); EGTRRA Amendment to the Plan and Post-EGTRRA Amendment to the Plan, dated as of September 16, 2004	(23)

	(p) 2004 Stock Incentive Plan	(24)

	(q) Amendment Agreement, dated as of November 15, 2004, to Employment Agreement between Hollywood Media Corp. and Mitchell Rubenstein.	(25)

	(r) Amendment Agreement, dated as of November 15, 2004, to Employment Agreement between Hollywood Media Corp. and Laurie S. Silvers.	(25)

	(s) Amended and Restated Employment Agreement, dated August 9, 2006, by and between Hollywood Media Corp. and Scott Gomez.	(27)

	(t) Amended and Restated Employment Agreement, dated November 8, 2006, by and between Theatre Direct NY, Inc., Broadway.com, Inc., Hollywood Media Corp. and Mr. Matthew Kupchin.	(33)

	(u) Amendment to Hollywood Media Corp. 401(k) Retirement Savings Plan, Dated June 16, 2005.	(28)

	(v) Employment Agreement dated as of July 1, 2005, by and between Hollywood Media Corp. and Nicholas Hall.	(28)

		Location of
Exhibit No.	Description	Exhibit
	(w) Employment Agreement dated as of August 8, 2005, by and among Baseline, Inc., StudioSystems Inc., Hollywood Media Corp. and Rafi Gordon	(28)

	(x) Employment Agreement, dated as of August 8, 2005, by and among Baseline, Inc., StudioSystems Inc., Hollywood Media Corp. and Alex Amin.	(28)

	(y) Employment Agreement dated January 18, 2006, by and among Hollywood Fan Sites, Inc. and Mr. Rajiv Doshi.	(32)

	(z) Employment Agreement, dated as of March 30, 2006, by and among Hollywood Media Corp., Showtimes.com, Inc. and Mr. Brett West.	(34)

	(aa) Employment Agreement, dated June 7, 2006, by and between Screenline Film-und Medieninformations GmbH and Mrs. Paula Kathryn Maracin-Krieg.	(35)

	(bb) Employment Agreement, dated July 16, 2007, buy and between Hollywood.com, Inc. and Mr. Kevin Davis	(38)

	(cc) Termination of Employment Agreement, dated as of August 24, 2007, by and Among Showtimes.com, Inc., Brett West and Hollywood Media Corp.	(39)

10.2	Common Stock Investment Agreement dated as of August 22, 2000 among Hollywood Media, Elliott Associates, L.P. and Westgate International, L.P.	(9)

10.3	Registration Rights Agreement dated August 22, 2000 among Hollywood Media, Elliott Associates, L.P. and Westgate International, L.P.	(9)

10.4	Common Stock Adjustment Warrant dated August 22, 2000 between Hollywood Media and Elliott Associates, L.P.	(9)

10.5	Common Stock Adjustment Warrant dated August 22, 2000 between Hollywood Media and Westgate International, L.P.	(9)

10.6	Common Stock Purchase Warrant dated August 22, 2000 between Hollywood Media and Elliott Associates, L.P.	(9)

10.7	Common Stock Purchase Warrant dated August 22, 2000 between Hollywood Media and Westgate International, L.P.	(9)

10.8	Purchase Agreement effective as of September 29, 2000 among Hollywood.com, Inc. and the Purchasers named therein	(10)

10.9	Services Agreement dated as of February 9, 2001 between Hollywood Media Corp., and Lakeside Ventures, LLC	(11)

10.10	Securities Purchase Agreement dated as of April 25, 2001 between Hollywood Media Corp., Societe Generale and Velocity Investment Partners, Ltd.	(11)

10.11	Registration Rights Agreement dated as of April 25, 2001 between Hollywood Media Corp., Societe Generale and Velocity Investment Partners, Ltd.	(11)

10.12	“A” Warrant issued to Societe Generale	(11)

10.13	“B” Warrant issued to Societe Generale	(11)

10.14	Investment and Subscription Agreement made and entered into as of September 17, 2001, between Hollywood Media Corp. and Zeke, L.P., a Delaware limited partnership.	(12)

		Location of
Exhibit No.	Description	Exhibit
10.15	Purchase Agreement made as of October 12, 2001, between Broadway.com, Inc., Robert DeVivio and Peter Falconello	(12)

10.16	Transfer and Shareholders Agreement dated January 14, 2002 by and among Baseline Acquisitions Corp., Baseline, Inc., Hollywood Media Corp. and Fountainhead Media Services, Inc.	(13)

10.17	Management Services Agreement as of January 14, 2002 between Hollywood Services, Inc. and Baseline, Inc.	(13)

10.18	Exchange Agreement dated August 28, 2002, among Hollywood Media Corp., Hollywood.com, Inc., Broadway.com, Inc. and Viacom Inc.	(14)

10.19	Securities Purchase Agreement for 6% Senior Convertible Debentures, dated as of May 22, 2002, among Hollywood Media Corp., Federated Kaufman Fund, Portside Growth & Opportunity Fund Ltd., Leonardo, L.P., Carpe Diem Long Short Fund, LLC and Mitchell Rubenstein	(15)

10.20	6% Senior Convertible Debenture Due May 2005 issued by Hollywood Media Corp. as of May 22, 2002	(15)

10.21	Registration Rights Agreement, dated as of May 22, 2002, among Hollywood Media Corp., Federated Kaufman Fund, Portside Growth & Opportunity Fund Ltd., Leonardo, L.P., Carpe Diem Long Short Fund, LLC and Mitchell Rubenstein	(15)

10.22	Warrant issued by Hollywood Media Corp. to purchasers of 6% Senior Convertible Debentures, dated as of May 22, 2002	(15)

10.23	Amended and Restated Partnership Agreement dated as of November 21, 2002 between Hollywood Media Corp. and Dr. Martin H. Greenberg	(18)

10.24	Indemnification Agreement for Surety Bonds dated as of May 7, 2003, by and between Hollywood Media Corp., and Mitchell Rubenstein and Laurie Silvers.	(19)

10.25	Securities Purchase Agreement dated as of February 9, 2004, among Hollywood Media Corp. and the investors signatory thereto	(20)

10.26	Registration Rights Agreement dated as of February 9, 2004, among Hollywood Media Corp. and the investors signatory thereto	(20)

10.27	Form of Warrant issued to purchasers pursuant to Securities Purchase Agreement dated February 9, 2004.	(20)

10.28	Warrant issued to placement agent in connection with Securities Purchase Agreement dated February 9, 2004.	(20)

10.29	Agreement dated as of January 7, 2004 between Fountainhead Media Services, Inc. and Hollywood Media Corp., providing for the satisfaction of Fountainhead’s promissory note to Hollywood Media in exchange for Fountainhead’s shares of common stock of Baseline Acquisitions Corp.	(21)

		Location of
Exhibit No.	Description	Exhibit
10.30	Agreement and Plan of Merger dated as of June 14, 2004, by and among Studio Systems, Inc., Hollywood Media Corp., SSI Acquisition Sub, Inc. and SSI Investments LLC	(22)

10.31	Asset Purchase Agreement dated as of June 15, 2004, by and between Merchant Internet Group, Inc., Showtimes.Com, Inc., and Hollywood Media Corp.	(22)

10.32	Amendment to Debenture Agreement, dated as of September 29, 2004, by and between Hollywood Media Corp. and Portside Growth & Opportunity Fund Ltd.	(25)

10.33	Amended and Restated 6% Senior Convertible Debenture Due May 22, 2006 issued by Hollywood Media Corp. to Portside Growth & Opportunity Fund Ltd., dated October 15, 2004.	(25)

10.34	Warrant No. W-A-5 dated as of August 31, 2004 issued to CD Investment Partners, Ltd. in replacement of Warrant No. W-A-4.	(25)

10.35	Agreement to Convert Debenture, dated as of August 30, 2004, by and between Hollywood Media Corp. and Leonardo, L.P.	(25)

10.36	Conversion Notice, dated September 28, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by Leonardo, L.P.	(25)

10.37	Agreement to Convert Debenture, dated as of August 31, 2004, by and between Hollywood Media Corp. and CD Investment Partners, Ltd.	(25)

10.38	Conversion Notice, dated September 30, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by CD Investment Partners, Ltd.	(25)

10.39	Conversion Notice, dated August 20, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by Federated Kaufmann Fund	(25)

10.40	Conversion Notice, dated August 20, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by Mitchell Rubenstein and Laurie Silvers	(25)

10.41	Financial commitment letter dated March 28, 2005 made by Mitchell Rubenstein and Laurie Silvers in favor of Hollywood Media Corp.	(26)

10.42	Letter agreement dated August 5, 2005 extending term of Financial Commitment Letter dated March 28, 2005 made by Mitchell Rubenstein and Laurie Silvers in Favor of Hollywood Media Corp.	(28)

10.44	Agreement for the Sale and Purchase of UK Theatres Online Limited and other Companies, dated November 22, 2005, by and among Cinemasource UK Limited, Jeffrey Spector and the other shareholders party thereto.	(29)

10.45	Agreement for the Sale and Purchase of Cinemasonline Limited, dated November 22, 2005, by and between Mitchell Clifford Cartwright and Cinemasource UK Limited.	(29)

10.46	Note Purchase Agreement, dated as of November 22, 2005, by and among Hollywood Media and each of the Purchasers, including the forms of Notes and Warrants issued to the Purchasers and the form of registration rights agreement.	(29)

		Location of
Exhibit No.	Description	Exhibit
10.47	Registration Rights Agreement dated November 23, 2005 by and among Hollywood Media Corp. and the investors signatory thereto.	(30)

10.48	Letter agreements dated March 15, 2006, by and between Hollywood Media Corp. and each of the holders of its 8% Senior Unsecured Notes dated November 23, 2005.	(31)

10.49	Form of Common Stock Purchase Warrants dated March 15, 2006, issued to the Holders of Hollywood Media Corp.’s 8% Senior Unsecured Notes dated November 23, 2005.	(31)

10.50	Asset Purchase Agreement, dated January 18, 2006, by and among Hollywood Media Corp., Hollywood Fan Sites, Inc., eFanGuide, Inc. and each of the Shareholders of eFanGuide, Inc.	(32)

10.51	Asset Purchase Agreement, dated January 31, 2006, by and among Hollywood Media Corp., Hollywood Fan Sites, Inc., Prosperity Plus, Inc. and the sole shareholder of Prosperity Plus, Inc.	(32)

10.52	Sale and Purchase Agreement, dated June 7, 2006, regarding the purchase of all Shares in Screenline Film-und Medieninformations GmbH by Hollywood Media Corp.	(35)

10.53	Stock Purchase Agreement, dated as of August 25, 2006, by and between The New York Times Company and Hollywood Media Corp.	(36)

10.54	Asset Purchase Agreement, dated as of February 1, 2007, by and among Theatre Direct NY, Inc., Showtix LLC and each of the members of Showtix LLC.	(37)

10.55	Asset Purchase Agreement, dated as of August 24, 2007, by and among Hollywood Media Corp., Showtimes.com, Inc. Brett West and West World Media, LLC.	(39)

21	Subsidiaries of Hollywood Media	(40)

23.1	Consent of Kaufman, Rossin & Co., P.A. Independent Registered Public Accounting Firm	*

31.1	Certification of Chief Executive Officer (Section 302)	*

31.2	Certification of Vice President of Finance and Accounting (Principal financial and accounting officer) (Section 302)	*

32.1	Certification of Chief Executive Officer (Section 906)	*

32.2	Certification of Vice President of Finance and Accounting (Principal financial and accounting officer) (Section 906)	*

*	Filed as an exhibit to this Form 10-K

(1)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on September 5, 2006.

(3)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form SB-2 (No. 33-69294).

(4)	Incorporated by reference from exhibit 1 to Hollywood Media’s Current Report on Form 8-K filed on October 20, 1999.

(5)	Incorporated by reference from the exhibit to Hollywood Media’s Current Report on Form 8-K filed on December 10, 2002.

(6)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(7)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on August 29, 2000.

(10)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on October 5, 2000.

(11)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q/A for quarter ended March 31, 2001.

(12)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(13)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2001.

(14)	Incorporated by reference from the exhibit to Hollywood Media’s Current Report on Form 8-K filed on August 28, 2002

(15)	Incorporated by reference from the exhibit to Hollywood Media’s Current Report on Form 8-K filed on May 23, 2002

(16)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.

(17)	Incorporated by reference from Appendix C to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.

(18)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.

(19)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(20)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on February 17, 2004.

(21)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(22)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(23)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on September 17, 2004.

(24)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 4, 2004 for its 2004 Annual Meeting of Shareholders.

(25)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(26)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.

(27)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(28)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(29)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on November 28, 2005.

(30)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form S-3 (No. 333-130903).

(31)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on March 16, 2006.

(32)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on February 6, 2006.

(33)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(34)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2005.

(35)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on June 13, 2006.

(36)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on August 28, 2006.

(37)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on February 6, 2007.

(38)	Incorporated by reference from the exhibit filed with Hollywood Media Corp.’s Form 8-K filed on July 19, 2007.

(39)	Incorporated by reference from the exhibit filed with Hollywood Media Corp.’s Form 8-K filed on August 30, 2007.

(40)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: March 17, 2008	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2008	/s/ Mitchell Rubenstein

Mitchell Rubenstein, Chairman of the Board
and Chief Executive Officer (Principal executive officer)

Date: March 17, 2008	/s/ Laurie S. Silvers

Laurie S. Silvers, Vice Chairman of the Board,
President and Secretary

Date: March 17, 2008	/s/ Scott Gomez

Scott Gomez, Chief Accounting Officer (Principal
financial and accounting officer)

Date: March 17, 2008	/s/ Harry T. Hoffman

Harry T. Hoffman, Director

Date: March 17, 2008	/s/ Robert E. McAllan

Robert E. McAllan, Director

Date: March 17, 2008	/s/ Robert D. Epstein

Robert D. Epstein, Director

Deborah J. Simon, Director