Form 10-K/A
period 2007-12-31
HOLLYWOOD MEDIA CORP
filed 2008-04-29
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________
Commission File No.     1-14332
HOLLYWOOD MEDIA CORP.
(Exact name of registrant issuer as specified in its charter)

Florida	65-0385686

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 221A Boca Raton, Florida	33431

(Address of principal executive offices)	(Zip Code)
(561) 998-8000

(Registrant’s telephone number)
     Securities registered under Section 12(b) of the Act:

Title of each class Common stock, par value $.01 per share	Name of each exchange on which registered The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
As of April 23, 2008, there were 31,994,553 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE
     Hollywood Media Corp. (“Hollywood Media”) is filing this Form 10-K/A to make the following amendments to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007:
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

Name	Age	Position
Mitchell Rubenstein	54	Chairman of the Board and Chief Executive Officer
Laurie S. Silvers	56	Vice Chairman of the Board, President and Secretary
Scott A. Gomez	32	Chief Accounting Officer
Harry T. Hoffman	80	Director
Robert E. McAllan	61	Director
Deborah J. Simon	51	Director
Robert D. Epstein	63	Director
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
     Laurie S. Silvers is a founder of Hollywood Media and has served as its Vice-Chairman, President and Secretary since its inception in January 1993. Ms. Silvers was a founder of the Sci-Fi Channel, of which she served as Chief Executive Officer from January 1989 to March 1992 and Co-Vice Chairman from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Ms. Silvers practiced law for 10 years. Ms. Silvers received a J.D. degree from University of Miami School of Law in 1977. Ms. Silvers serves on the Board of Trustees of the University of Miami, the Board of Directors of the Economic Council of Palm Beach County, Florida, and the Board of Trustees of the Kravis Center of the Performing Arts in West Palm Beach, Florida. She is a mentor for at-risk teenage girls with the Women of Tomorrow organization.

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
     Harry T. Hoffman has served as a director of Hollywood Media since July 1993. From 1979 to 1991, Mr. Hoffman served as President and Chief Executive Officer of Waldenbooks, Inc., then a leading national retailer of books, magazines and related items. From 1968 to 1978, he served as President and Chief Executive Officer of Ingram Book Company, a national book wholesaler. Mr. Hoffman serves as the Chairman of Hollywood Media’s Compensation Committee, and also serves on Hollywood Media’s Audit Committee, Stock Option Committee, and Nominating Committee.
     Robert E. McAllan has served as a director of Hollywood Media since December 2001. Mr. McAllan is currently CEO of Press Communications, LLC, which owns and operates broadcast properties. Mr. McAllan has been in the commercial radio industry since 1964. Mr. McAllan began his career as a News Director/Operations Manager at WADB FM where he won a national news award from United Press International. Thereafter, Mr. McAllan became a talk show host for the New Jersey Press’ radio stations WJLK AM/FM, and through a series of rapid promotions Mr. McAllan became the president of Press Broadcasting Company, the broadcast division of The New Jersey Press and expanded the company by acquiring several television and radio stations. At the time that New Jersey Press’ newspapers were acquired by Gannett, Mr. McAllan led a group of key Press executives who acquired the broadcast division of the New Jersey Press. Mr. McAllan has also held myriad directorships and officer positions for several companies and associations, including The Asbury Park Press, Inc., which owned the second largest newspaper in New Jersey, New Jersey Press Incorporated, a diversified media company which operated major daily newspapers, television stations, radio stations and online media, the Florida Association of Broadcasters, Chairman of the New Jersey Broadcasters Association, Chairman of the National Independent Television Committee, and Co-Chairman of the Coalition for Media Diversity. Mr. McAllan serves as the Chairman of Hollywood Media’s Audit Committee, and also serves on Hollywood Media’s Stock Option Committee.
     Deborah J. Simon has served as a director of Hollywood Media since November 1995. Ms. Simon held the position of Senior Vice President of Simon Property Group, a company that owns, develops and manages regional malls and other retail real estate and is listed on the New York Stock Exchange, from 1991 to 1996, and she currently serves as the Chairperson of the Simon Youth Foundation, a non-profit organization. Ms. Simon also serves on the Advisory Board for The Children’s Museum of Indianapolis, on the Board of Trustees for the Indianapolis Museum of Art and on the Board of Regents for Mercersburg Academy. She also has been an independent producer, with several television credits to her name. Ms. Simon serves on Hollywood Media’s Audit Committee, Compensation Committee, and Nominating Committee.
     See “Investments by Affiliate of the Simon Property Group; Right to Designate Board Nominee” below, for a description of the rights of Tekno Simon LLC, which is controlled by Melvin Simon (Deborah J. Simon’s father), to nominate one individual to serve as a director of Hollywood Media. Tekno Simon’s current nominee on the Board of Directors is Deborah J. Simon.

     Robert D. Epstein has served as a director of Hollywood Media since December 2007. Mr. Epstein, an attorney, founded the Epstein and Frisch law firm in Indianapolis, Indiana in 1972, which became an association of lawyers practicing as Epstein, Cohen, Donahoe & Mendes in 2004. Mr. Epstein specializes in a variety of areas of law, including media law and mergers and acquisitions. Prior to beginning his private law practice, Mr. Epstein worked in the legal department of Melvin Simon & Associates. He received a J.D. degree from Indiana University School of Law in 1970 and a B.A. degree from Franklin College of Indiana in 1967. Mr. Epstein currently serves as a board member of the Indianapolis Hebrew Congregation Foundation and the Community Music School in Sarasota, Florida, and has served as a local board member of the United States Selective Service System for 20 years. Mr. Epstein serves on Hollywood Media’s Compensation Committee.
     Investments by Affiliate of the Simon Property Group; Right to Designate Board Nominee
     Pursuant to a 1995 stock purchase agreement with Tekno Simon LLC, a business entity and affiliate of the Simon Property Group and its Co-Chairman, Melvin Simon, Tekno Simon LLC purchased shares of Hollywood Media’s Series A Preferred Stock, Series B Preferred Stock and common stock. In May 1999, Tekno Simon LLC converted all of the Series A and Series B Preferred Stock into 300,631 shares of common stock. Pursuant to such Stock Purchase Agreement, Tekno Simon LLC has the right to designate one nominee to Hollywood Media’s Board of Directors until such time as Tekno Simon LLC holds less than 25% of the sum of (i) the shares of common stock issued upon conversion of the Series A Preferred Stock, and (ii) the shares of common stock purchased by Tekno Simon LLC in 1995. Certain shareholders of Hollywood Media, including Mitchell Rubenstein, Laurie S. Silvers and Dr. Martin H. Greenberg, have agreed to vote their shares of common stock in favor of the election of Tekno Simon LLC’s nominee to Hollywood Media’s Board of Directors. Tekno Simon LLC’s current nominee on the Board of Directors is Deborah J. Simon.
     Audit Committee
     The Audit Committee of Hollywood Media’s Board of Directors has been established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The current members of the Audit Committee are Harry T. Hoffman, Robert E. McAllan and Deborah J. Simon, and Mr. McAllan serves as the Chairman of the Audit Committee. The Board has determined that the Audit Committee meets the Nasdaq listing requirement that at least one member of the Audit Committee has such experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.
     We currently do not have a designated “Audit Committee Financial Expert” (as defined in Item 407 of SEC Regulation S-K rules) on our audit committee. Although we had discussions with several potential candidates prior to 2006 and again in 2007, we did not ultimately reach mutual interest in proceeding to nominate any candidate for election to the Board. We do not currently have any candidates under consideration, but the Board would consider candidates that our Nominating Committee deems qualified and recommends for nomination.
Code of Ethics
     Hollywood Media has adopted a Code of Professional Conduct that applies to all of its officers, directors and employees. This Code of Professional Conduct is available for viewing on our internet website at www.hollywood.com/corporate_profile/corporate_governance/2420428 under the caption

“Code of Professional Conduct.” Hollywood Media’s internet website and any other website mentioned in this Form 10-K/A or the Form 10-K amended hereby, and the information contained or incorporated in such websites, are not intended to be incorporated into this Form 10-K/A or the Form 10-K amended hereby.
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
     To Hollywood Media’s knowledge, based solely on a review of the copies of such reports furnished to Hollywood Media or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% beneficial owners for the year ended December 31, 2007 have been complied with, other than: one Form 4 to report one transaction that was filed eight days after the due date by each of Mitchell Rubenstein and Laurie Silvers; one Form 4 to report one transaction that was filed one day after the due date by Scott Gomez; and one Form 4 to report two transactions that was filed one day after the due date by each of Mitchell Rubenstein and Laurie Silvers.

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

Elements of Compensation
Base Salary
     The base salary for each of Hollywood Media’s executive officers is targeted to recognize that officer’s unique value, experience, and actual and potential contribution to Hollywood Media’s success. For 2007, Hollywood Media had three Named Executive Officers: Mitchell Rubenstein, its Chairman and Chief Executive Officer; Laurie S. Silvers, its President; and Scott Gomez, its Chief Accounting Officer. During 2007, the Named Executive Officers had preexisting employment agreements specifying salary and other compensation, and received salaries as provided in their respective employment agreements. The Compensation Committee previously approved these existing employment agreements. For additional information about these agreements, see “Employment Agreements with Named Executive Officers” below.
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
     On April 14, 2007, Scott Gomez received a $25,000 cash bonus, payable in accordance with the terms of his employment agreement. On August 30, 2007, the Compensation Committee of the Board of Directors approved the payment of a cash performance bonus in the amount of $100,000 to Mr. Gomez in recognition of his contribution to the sale of the assets of Hollywood Media’s wholly-owned subsidiary Showtimes.com, Inc. on August 24, 2007. When considering and approving this discretionary bonus, the Compensation Committee did not apply any specific quantitative relationship between objective measures of corporate performance and such compensation.

Other Benefits
     Perquisites
     Although perquisites are not a primary aspect of Hollywood Media’s executive compensation, Hollywood Media provided its Named Executive Officers with the following perquisites during 2007:
     Automobile Allowance. The employment agreement between Hollywood Media and Mitchell Rubenstein provides that Mr. Rubenstein is entitled to an automobile allowance of $650 per month. In addition, the employment agreement between Hollywood Media and Laurie S. Silvers provides that Ms. Silvers is entitled to an automobile allowance of $650 per month.
     Transportation. During the first two quarters of 2007, Hollywood Media provided temporary ground transportation for Scott Gomez between his home and Hollywood Media’s Boca Raton offices at a cost of $10,320.
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
     The Plan permits, but does not require, Hollywood Media to make additional contributions on behalf of the participating employees in the form of cash and/or property (including without limitation shares of common stock of Hollywood Media), as determined by Hollywood Media in its discretion. Hollywood Media will determine on an annual basis whether a matching contribution will be made and, if so, at what level of contribution. For the fiscal year ended December 31, 2007, Hollywood Media elected to make a matching contribution for each participating employee equal to half of the first 8% of the employee’s deferral, payable in shares of common stock of Hollywood Media. The matching contributions vest 25% per year of employment of the participating employee, with such employee becoming fully vested in any matching contributions after four years of employment.
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
     As further described in the compensation tables below, during the fiscal year ended December 31, 2007, the Compensation Committee granted stock awards to the Named Executive Officers on August 30, 2007 in recognition of the executives’ contribution to the sale of the assets of Hollywood Media’s wholly-owned subsidiary Showtimes.com, Inc. on August 24, 2007. These grants of fully vested shares of common stock were made under Hollywood Media’s 2004 Stock Incentive Plan.
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
Harry T. Hoffman, Chairman
Deborah J. Simon
Robert D. Epstein

Summary Compensation Table
The following table summarizes the total compensation paid to or earned by each of Hollywood Media’s Named Executive Officers for each of the two fiscal years ended December 31, 2007 and December 31, 2006, respectively.

									Change in
									Pension Value
									and Non-
								Non-Equity	Qualified
Name and					Stock		Option	Incentive Plan	Deferred	All Other
Principal Position	Year	Salary		Bonus	Awards		Awards	Compensation	Compensation	Compensation		Total
Mitchell Rubenstein	2007	$382,413	(1)	—	$535,650	(2)	—	—	—	$22,580	(3)	$940,643
Chief Executive Officer	2006	$424,356		$250,000	$325,000	(4)	—	—	—	$20,847	(5)	$1,020,203

Laurie S. Silvers	2007	$334,612	(1)	—	$439,900	(6)	—	—	—	$29,059	(7)	$803,571
President	2006	$371,312		$150,000	$325,000	(8)	—	—	—	$26,555	(9)	$872,867

Scott Gomez	2007	$217,308		$125,000	$76,600	(10)	—	—	—	$26,938	(11)	$446,846
Chief Accounting Officer	2006	$192,404		$150,000	—		—	—	—	—	(12)	$342,404

(1)	Excludes $76,080 and $66,570 of base salary voluntarily forgone by Mr. Rubenstein and Ms. Silvers, respectively, as previously announced on October 1, 2007.

(2)	Stock awards include (a) 55,000 shares awarded by the Compensation Committee on August 30, 2007 in recognition of the executive’s contribution to the sale of the assets of Hollywood Media’s wholly-owned subsidiary Showtimes.com, Inc. on August 24, 2007 (the “Showtimes Sale”), valued in accordance with FAS 123R at $210,650 based on the $3.83 closing market price per share on the date of grant and (b) the vesting during the 2007 fiscal year of 100,000 shares of restricted common stock originally granted in August 2004, valued in accordance with FAS 123R at $325,000 based on the $3.25 closing market price per share of Hollywood Media’s common stock as of August 19, 2004, the date immediately preceding the grant date. A total of 400,000 shares of restricted common stock were granted to the executive on August 20, 2004, which shares vest over four years at the rate of 25,000 shares (or 6.25%) per calendar quarter, commencing with the first vesting on October 1, 2004.

(3)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $8,853, consisting of 3,053 shares of common stock of Hollywood Media valued using the closing market price per share as of the last trading day of 2007, (b) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, and (c) $5,927 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(4)	Stock awards include the vesting during the 2006 fiscal year of 100,000 shares of restricted common stock originally granted in August 2004 as described in note 1 above, valued in accordance with FAS 123R at $325,000 based on the $3.25 closing market price per share of Hollywood Media’s common stock as of August 19, 2004, the date immediately preceding the grant date.

(5)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $7,500, consisting of 1,786 shares of common stock of Hollywood Media valued using the closing market price per share as of the last trading day of 2006, (b) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, and (c) $5,547 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(6)	Stock awards include (a) 30,000 shares awarded by the Compensation Committee on August 30, 2007 in recognition of the executive’s contribution to the Showtimes Sale, valued in accordance with FAS 123R at $114,900 based on the $3.83 closing market price per share on the date of grant and (b) the vesting during the 2007 fiscal year of 100,000 shares of restricted common stock originally granted in August 2004, valued in accordance with FAS 123R at $325,000 based on the $3.25 closing market price per share of Hollywood Media’s common stock as of August 19, 2004, the date immediately preceding the grant date. A total of 400,000 shares of restricted common stock were granted to the executive on August 20, 2004, which shares vest over four years at the rate of 25,000 shares (or 6.25%) per calendar quarter, commencing with the first vesting on October 1, 2004.

(7)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $8,795, consisting of 3,033 shares of common stock of Hollywood Media valued using the closing market price per share as of the last trading day of 2007, (b) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, and (c) $12,464 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(8)	Stock awards include the vesting during the 2006 fiscal year of 100,000 shares of restricted common stock originally granted in August 2004 as described in note 5 above, valued in accordance with FAS 123R at $325,000 based on the $3.25 closing market price per share of Hollywood Media’s common stock as of August 19, 2004, the date immediately preceding the grant date.

(9)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $7,500, consisting of 1,786 shares of common stock of Hollywood Media valued using the closing market price per share as of the last trading day of 2006, (b) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, and (c) $11,255 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(10)	Stock awards include 20,000 shares awarded by the Compensation Committee on August 30, 2007 in recognition of the executive’s contribution to the Showtimes Sale, valued in accordance with FAS 123R at $76,600 based on the $3.83 closing market price per share on the date of grant.

(11)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $7,106, consisting of 2,450 shares of common stock of Hollywood Media valued using the closing market price per share as of the last day of 2007, (b) an transportation allowance of $10,320 paid by Hollywood Media on behalf of the executive during the first two quarters of 2007, and (c) $9,512 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(12)	As permitted under Item 402 of Regulation S-K, perquisites and other personal benefits less than the applicable reporting threshold have been excluded. Such amounts may be excluded under the rule if the aggregate amount of such compensation is less than $10,000.
2007 Grants of Plan-Based Awards Table
     The following table provides information about grants of awards to Named Executive Officers during 2007 under Hollywood Media’s shareholder-approved equity compensation plans.

		All Other	All Other Option
		Stock Awards:	Awards: Number	Exercise or	Grant Date Fair
		Number of	of Securities	Base Price of	Value of Stock
		Shares of Stock	Underlying	Option	and Option
		or Units	Options	Awards	Awards
Name	Grant Date	(#) (1)	(#)	($/Sh)	($)(1)

Mitchell Rubenstein	8/30/2007	55,000	—	—	210,650

Laurie S. Silvers	8/30/2007	30,000	—	—	114,900

Scott Gomez	8/30/2007	20,000	—	—	76,600

(1)	These stock awards were grants of fully vested shares of common stock, which were awarded by the Compensation Committee in recognition of the executive’s contribution to the sale of the assets of Hollywood Media’s wholly-owned subsidiary Showtimes.com, Inc. on August 24, 2007. The Grant Date Fair Value in the table was valued in accordance with FAS 123R based on the $3.83 closing market price per share on the date of grant.

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
     As of December 1, 2007, the terms of both agreements were automatically extended through December 31, 2008 under the annual renewal provisions of the agreements. The terms of each of the employment agreements are automatically extended for successive one-year terms unless Hollywood Media or the executive officer gives written notice to the other at least 30 days prior to the then-scheduled expiration date. Each of the employment agreements provides for an annual salary (subject to automatic cost-of-living increases based on changes in the consumer price index), an annual bonus in an amount determined by the Board of Directors at its discretion, and an automobile allowance of $650 per month. Pursuant to amendments made in 2003, the agreements provide for annual salaries commencing July 1, 2003 of $400,000 for Mr. Rubenstein and $350,000 for Ms. Silvers. After giving effect to annual cost-of-living adjustments, the current annual salary rates are $456,480 for Mr. Rubenstein and $399,420 for Ms. Silvers.
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
     Employment Agreement with Chief Accounting Officer. On May 19, 2005, Hollywood Media entered into an employment agreement with Scott Gomez, the Chief Accounting Officer of Hollywood Media. The term of employment expires on April 13, 2010, unless terminated earlier, subject to automatic extensions for additional one-year periods unless any party gives notice of termination at least thirty days prior to the expiration date. Compensation under the agreement includes annual base salary of $175,000 effective as of April 14, 2005, subject to annual salary increases of $25,000, a $25,000 cash bonus within ten days of the signing of the agreement as well as annual $25,000 cash bonuses on each anniversary date of his employment with Hollywood Media, and a grant of options to purchase 25,000 shares of Hollywood Media’s common stock at a price equal to the closing sale price of the common stock on the trading day immediately preceding the date of the employment agreement. The options were fully vested on the date of grant and have a five-year term. The current annual salary rate for Mr. Gomez is $250,000. On August 9, 2006, Hollywood Media and Mr. Gomez amended and restated the original five-year employment agreement. In addition to the terms of the original employment agreement, the amended and restated employment agreement provides that, in the event of a “Change of Control” of Hollywood Media (as such term is defined in the amended and restated employment agreement), Mr. Gomez will be entitled to receive a lump sum payment in cash equal to the salary and annual bonuses payable to Mr. Gomez under the agreement for the two year period following the date of such Change of Control, subject to the additional terms set forth in the amended and restated employment agreement.
     Additional terms of the employment agreements with the Named Executive Officers are described below under the caption “Potential Payments upon Termination or Change-in-Control.”
Outstanding Equity Awards at Year-End
     The following table sets forth information regarding outstanding option and stock awards held by the Named Executive Officers at December 31, 2007, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards					Stock Awards
									Equity
			Equity						Incentive	Equity Incentive
			Incentive Plan						Plan Awards:	Plan Awards:
			Awards:						Number of	Market or
	Number of	Number of	Number of			Number of			Unearned	Payout Value of
	Securities	Securities	Securities			Shares or	Market Value		Shares, Units	Unearned
	Underlying	Underlying	Underlying			Units of	of Shares or		or Other	Shares, Units or
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Units of Stock		Rights That	Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	That Have		Have Not	That Have Not
Name	Exercisable	Unexercisable	Options (#)	Price($)	Date	Vested(#)	Not Vested ($)		Vested (#)	Vested (#)
Mitchell Rubenstein	81,000	—	—	$1.30	7/01/2008	75,000	$217,500	(1)	—	—

Laurie S. Silvers	—	—	—	—	—	75,000	$217,500	(1)	—	—

Scott Gomez	20,000	—	—	$0.88	4/21/2008	—	—		—	—
	25,000	—	—	$4.44	5/19/2009
	10,000	—	—	$4.28	12/28/2010

(1)	The market value of the unvested shares of Hollywood Media’s common stock is based on the closing price per share as of December 31, 2007, which was $2.90.

Option Exercises and Stock Vested
     The following table sets forth information regarding each exercise of stock options and vesting of restricted stock that occurred during 2007 for each of Hollywood Media’s Named Executive Officers on an aggregated basis:

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares		Value Realized
Name	Acquired on Exercise (#)	on Exercise ($)	Acquired on Vesting (#)		on Vesting ($)
Mitchell Rubenstein	—	—	100,000	(1)	$412,000	(2)

Laurie S. Silvers	—	—	100,000	(1)	$412,000	(2)

Scott Gomez	—	—	—		—

(1)	Represents the portion of the 400,000 shares of restricted common stock that were granted to the named officer on August 20, 2004 that vested during the fiscal year ended December 31, 2007.

(2)	The aggregate dollar amount realized upon vesting is based on the closing price per share of Hollywood Media’s common stock on the last trading date prior to each of the vesting dates that occurred during the fiscal year ended December 31, 2007, as follows: (a) 25,000 shares vested on January 1, 2007, valued at $105,000 based on a closing price of $4.20; (b) 25,000 shares vested on April 1, 2007, valued at $109,750 based on a closing price of $4.39; (c) 25,000 shares vested on July 1, 2007, valued at $109,000 based on a closing price of $4.36; and (d) 25,000 shares vested on October 1, 2007, valued at $88,250 based on a closing price of $3.53.
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
     The Plan permits, but does not require, Hollywood Media to make additional contributions on behalf of the participating employees in the form of cash and/or property (including without limitation shares of common stock of Hollywood Media), as determined by Hollywood Media in its discretion. Hollywood Media will determine on an annual basis whether a matching contribution will be made and, if so, at what level of contribution. For the fiscal year ended December 31, 2007, Hollywood Media elected to make a matching contribution for each participating employee equal to half of the first 8% of the employee’s deferral, payable in shares of common stock of Hollywood Media. The matching contributions vest 25% per year of employment of the participating employee, with such employee becoming fully vested in any matching contributions after four years of employment.

Nonqualified Deferred Compensation
     Hollywood Media does not provide any nonqualified defined contribution or other deferred compensation plans.
Potential Payments Upon Termination or Change-in-Control
Mitchell Rubenstein — Chief Executive Officer
     Pursuant to the current employment agreement between Hollywood Media and Mitchell Rubenstein, discussed under the caption “Employment Agreements with Named Executive Officers” above, upon a termination of Mr. Rubenstein’s employment by Hollywood Media for any reason other than death, disability or “Cause” (as defined in the employment agreement), Mr. Rubenstein will continue to receive his salary until the expiration of the then current term of the employment agreement. For purposes of this agreement, a termination by Hollywood Media of Laurie S. Silvers’ employment without Cause will constitute a termination without Cause of Mr. Rubenstein. In the event of a termination of employment by Hollywood Media as a result of Mr. Rubenstein’s disability, Mr. Rubenstein will continue to receive his salary and benefits (to the extent permissible by law) for a period of 12 months after such termination. Finally, in the event of a termination of employment by Hollywood Media as a result of Mr. Rubenstein’s death, Mr. Rubenstein’s estate will be entitled to receive a lump sum payment equal to one year’s base salary plus a pro rata portion of any bonus to which Mr. Rubenstein would have been entitled. Assuming that Mr. Rubenstein’s employment was terminated by Hollywood Media on December 31, 2007 without Cause or as a result of Mr. Rubenstein’s disability, Mr. Rubenstein would be entitled to receive $456,480 in salary through December 31, 2008, the expiration of the then current term and the 12 month period following termination, plus $7,800 in automobile allowance and approximately $5,927 in insurance coverage for termination as a result of disability. Assuming that this agreement was terminated on December 31, 2007 as a result of Mr. Rubenstein’s death, Mr. Rubenstein’s estate would be entitled to receive a lump sum payment of $456,480.
     Under Mr. Rubenstein’s current employment agreement, if a “Change of Control” (as defined in the employment agreement) occurs during the term of employment, the employment agreement provides for the continued employment of Mr. Rubenstein until the earlier of two years following the Change of Control or the then-scheduled expiration date of the term of employment. Assuming the occurrence of a Change of Control on December 31, 2007, Mr. Rubenstein would be entitled to receive $456,480 in salary for his continued employment through December 31, 2008, the expiration of the then current term. In addition, following a Change of Control, if (a) Mr. Rubenstein’s employment is terminated by Hollywood Media during the term of the agreement, (b) there is a material reduction in Mr. Rubenstein’s compensation or benefits, or a material change in his working conditions, management responsibilities or title, and Mr. Rubenstein terminates his employment within 60 days of any such occurrence, or (c) Mr. Rubenstein terminates his employment within sixty days following the Change of Control for any reason, Mr. Rubenstein will receive a lump sum payment equal to three times the base salary and bonuses paid or payable to him during or with respect to the 12 month period preceding the date of termination, to be paid within 15 business days of the date of termination. Assuming the occurrence of a Change of Control and the termination of Mr. Rubenstein’s employment for any of the aforementioned reasons on December 31, 2007, Mr. Rubenstein would be entitled to receive a lump sum payment of $2,001,390.
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
     As discussed further under the caption “Employment Agreements with Named Executive Officers” above, pursuant to an amendment made to his employment agreement in 2003, Mr. Rubenstein earned the right to receive annual payments equivalent to five percent of the net income (as determined in accordance with GAAP) generated operationally by each of the Hollywood.com Television and Hollywood.com divisions of Hollywood Media. In addition, if Hollywood.com Television and/or Hollywood.com were to be sold by Hollywood Media, Mr. Rubenstein can elect to receive five percent of the net sale proceeds generated from the sale of such division(s) in lieu of the net income payments continuing after the sale. The employment agreement provides that these payment rights survive termination or expiration, for any reason, of Mr. Rubenstein’s employment with Hollywood Media. In addition, Mr. Rubenstein is not entitled to any additional payments upon a Change of Control as a result of these provisions. For purposes of quantifying this interest, Hollywood Media is relying on valuation analyses performed by an independent valuation expert as of October 1, 2007 in connection with Hollywood Media’s annual impairment review under SFAS No. 142 conducted in preparing Hollywood Media’s 2007 financial statements. As a result of the impairment study which utilized various assumptions and methodologies for purposes of deriving a range of potential value estimates, the fair value of the Hollywood.com Television and Hollywood.com divisions was estimated at approximately $25,550,000. Assuming that Mr. Rubenstein’s employment was terminated on December 31, 2007, the present value of the potential future payments under Mr. Rubenstein’s five percent interest after such termination, based on the fair value estimate and factoring in a minority interest discount of 10%, is estimated at approximately $1,149,750.
     Pursuant to an amendment made to his employment agreement in 2004, Mr. Rubenstein was granted 400,000 shares of restricted common stock of Hollywood Media, issued under Hollywood Media’s shareholder-approved 2000 Stock Incentive Plan, which shares vest over the course of four years at the rate of 25,000 shares (or 6.25%) on the first day of each calendar quarter until fully vested, commencing in the fourth quarter of 2004. These shares may not be sold, pledged or otherwise transferred until vested. In the event of (A) a Change of Control, (B) the termination of Mr. Rubenstein’s employment by Hollywood Media without Cause or (C) Mr. Rubenstein’s resignation within 60 days after the occurrence of “Good Reason” (as defined in his employment agreement), any unvested shares shall immediately vest in full. Assuming the occurrence on December 31, 2007 of any of the aforementioned events, Mr. Rubenstein would realize $217,500 in value upon such accelerated vesting, representing the market value of the 75,000 unvested shares at the $2.90 closing price per share as of December 31, 2007.
Laurie S. Silvers — President
     The current employment agreement between Hollywood Media and Laurie S. Silvers, discussed under the caption “Employment Agreements with Named Executive Officers” above, contains termination provisions that are identical to the termination provisions described above for Mr. Rubenstein. Assuming that Ms. Silvers’ employment was terminated by Hollywood Media on December 31, 2007 without Cause or as a result of Ms. Silvers’ disability, Ms. Silvers would be entitled to receive $399,420 in salary through December 31, 2008, the expiration of the then current term and the 12 month period following termination, plus $7,800 in automobile allowance and approximately $12,464 in insurance coverage for termination as a result of disability. Assuming that this agreement was terminated on December 31, 2007 as a result of Ms. Silvers’ death, Ms. Silvers’ estate would be entitled to receive a lump sum payment of $399,420.

     Ms. Silvers’ current employment agreement also contains Change of Control provisions that are identical to the Change of Control provisions described above for Mr. Rubenstein. Assuming the occurrence of a Change of Control on December 31, 2007, Ms. Silvers would be entitled to receive $399,420 in salary for her continued employment through December 31, 2008, the expiration of the then current term. Assuming the occurrence of a Change of Control and the termination of Ms. Silvers’ employment on December 31, 2007 for any of the reasons described for Mr. Rubenstein above, Ms. Silvers would be entitled to receive a lump sum payment of $1,542,960.
     As discussed further under the caption “Employment Agreements with Named Executive Officers” above, pursuant to an amendment made to her employment agreement in 2003, Ms. Silvers earned the same rights to payments of five percent of the future net income of the Hollywood.com Television and Hollywood.com divisions of Hollywood Media, or five percent of the net proceeds from the sale of such divisions, as described for Mr. Rubenstein above. Assuming that Ms. Silvers’ employment was terminated on December 31, 2007, the present value of the potential future payments under Ms. Silvers’ five percent interest after such termination, based on the fair value estimate and factoring in a minority interest discount of 10%, is estimated at approximately $1,149,750.
     Pursuant to an amendment made to her employment agreement in 2004, Ms. Silvers was granted 400,000 shares of restricted common stock of Hollywood Media on the same terms as the shares issued to Mr. Rubenstein (described above). Assuming the occurrence on December 31, 2007 of any of the acceleration events described for Mr. Rubenstein above, Ms. Silvers would realize $217,500 in value upon the accelerated vesting of the unvested portion of such restricted shares, representing the market value of the 75,000 unvested shares at the $2.90 closing price per share as of December 31, 2007.
Scott Gomez — Chief Accounting Officer
     Pursuant to the current employment agreement between Hollywood Media and Scott Gomez, discussed under the caption “Employment Agreements with Named Executive Officers” above, in the event of the termination of Mr. Gomez’s employment by Hollywood Media without “Cause” or by Mr. Gomez for “Good Reason” (as such terms are defined in the employment agreement) at any time prior to April 13, 2010, Mr. Gomez will be entitled to receive any bonuses earned as of the date of termination as well as payment of his base salary for the shorter of two years or the remainder of his employment period (the “Termination Payments”). Hollywood Media has the right, in its sole discretion, to pay all or any portion of the Termination Payments in registered shares of its common stock; provided, that Hollywood Media will guarantee the net proceeds from sales of such shares by Mr. Gomez within 180 days of issuance. Assuming that this agreement was terminated on December 31, 2007 without Cause or for Good Reason, Mr. Gomez would be entitled to receive $511,507 in aggregate salary payments through December 31, 2009, the expiration of the two year period following termination.
     Under Mr. Gomez’s current employment agreement, if a “Change of Control” (as defined in the employment agreement) occurs during the term of employment, then Mr. Gomez will be entitled to receive a cash payment equal to the salary and annual bonuses payable to Mr. Gomez under the agreement for the two year period following the date of such Change of Control (the “Change of Control Payment”), with 50% of the Change of Control Payment payable upon the date of the Change of Control and 50% of the Change of Control Payment to be held in an interest bearing account and paid to Mr. Gomez six months after the date of the Change of Control. As a condition to receiving the second 50% of the Change of Control Payment, Mr. Gomez shall continue his employment during a transition period of at least six months following the date of the Change of Control irrespective of the length of time remaining on the term of the agreement (the “Transition Period”); provided, that the Transition Period may be extended by Hollywood Media up to an additional six months. During the Transition Period and any extension thereof, the base salary payable to Mr. Gomez in accordance with the terms of the employment agreement shall be increased by 50%. If Mr. Gomez’s employment is terminated without Cause or for Good Reason during the Transition Period, Mr. Gomez would be entitled to receive, in lieu of the Termination Payments described above, a lump sum payment equal to (a) any unpaid portion of the Change of Control Payment (plus accrued interest) plus (b) the unpaid portion of the aggregate increased base salary that would have been payable to him during the Transition Period if such termination had not occurred. Assuming the occurrence of a Change of Control on December 31, 2007, Mr. Gomez would be entitled to receive (i) a Change of Control Payment of $561,507, with $280,754 payable on December 31, 2007 and $280,754 (plus accrued interest) payable on June 30, 2008, and (ii) at a minimum, an increased salary of $177,328 payable over the first six months of the Transition Period. Assuming further that Mr. Gomez’s employment was terminated without Cause or for Good Reason immediately following the Change of Control on December 31, 2007, he would be entitled to receive a lump sum payment of $738,835 (in lieu of the payments described in the preceding sentence or any Termination Payments).
     Finally, if a Change of Control occurs within six months after the termination of the employment agreement without Cause or for Good Reason (or within 12 months of such termination if, prior to such termination, Hollywood Media was involved in documented negotiations that resulted in such Change of Control), then Mr. Gomez shall be entitled to receive, in lieu of receiving any additional Termination Payments as described above, a lump sum payment equal to (A) the Change of Control Payment plus (B) the aggregate increased base salary that would have been payable to him during the Transition Period if such termination had not occurred minus (C) any Termination Payments paid to Mr. Gomez prior to the date of the Change of Control. Assuming the occurrence of a Change of Control on December 31, 2007, Mr. Gomez would be entitled to receive a lump sum payment of $738,835.

Director Compensation
     The following table sets forth information regarding the compensation received by each of Hollywood Media’s Directors during 2007:

						Change in Pension
						Value and
						Non-Qualified
	Fees Earned				Non-Equity	Deferred
	or Paid	Stock	Option		Incentive Plan	Compensation	All Other
Name	in Cash	Awards	Awards		Compensation	Earnings	Compensation	Total
Mitchell Rubenstein,	—	—	—		—	—	—	—
Chairman (1)

Laurie S. Silvers,	—	—	—		—	—	—	—
Vice Chairman (1)

Harry T. Hoffman	$10,000	—	—		—	—	—	$10,000

Robert E. McAllan	$7,500	—	—		—	—	—	$7,500

Deborah J. Simon	$4,000	—	—		—	—	—	$4,000

Ira A. Rosenberg (2)	$5,000	—	—		—	—	—	$5,000

Robert D. Epstein (2)	$2,500	—	$29,850	(3)	—	—	—	$32,350

(1)	Ms. Silvers and Mr. Rubenstein are executive officers and employees of Hollywood Media, and their compensation is reported separately above in this “Executive Compensation” portion of this Form 10-K/A, prior to this “Director Compensation” discussion.

(2)	During 2007, Mr. Rosenberg was a member of the Board until the expiration of his term as a Director on December 18, 2007, and Mr. Epstein first became a Director upon his election to the Board of Directors at Hollywood Media’s Annual Meeting of Shareholders held on December 18, 2007.

(3)	Represents the grant date fair value of the 15,000 options granted to the director on December 18, 2007, with an exercise price of $2.50 per share, using the Black-Scholes option valuation model (which uses various assumptions in the calculation of the fair value).

(4)	The table below shows the aggregate number of shares subject to all outstanding stock options held by the named directors as of December 31, 2007, including options granted during 2007 and prior years, all of which options were granted under the Directors Stock Option Plan for non-employee directors (described below).

Total Options Held
at 12/31/2007
Name	(# of shares)
Harry T. Hoffman	70,254
Robert E. McAllan	80,435
Deborah J. Simon	85,254
Ira A. Rosenberg	30,000
Robert D. Epstein	15,000
Retainer and Meeting Fees
     Directors of Hollywood Media who are neither employees nor consultants (“non-employee directors”) are compensated at the rate of $2,500 for each meeting of the Board of Directors attended in person, $500 for each meeting of the Board attended by telephone, and $500 for each committee meeting attended. Directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings. In addition, commencing January 1, 2008, non-employee directors are paid $25,000 per year of service on the Board, and the chairman of any committee of the Board is paid an additional $25,000 per year of service as chairman. The current committee chairmen are Director McAllan who is Chairman of the Audit Committee, and Harry Hoffman who is Chairman of the Compensation Committee.

Directors Stock Option Plan
     Hollywood Media’s shareholder-approved Directors Stock Option Plan (the “Directors Plan”) was initially adopted in 1993, was subsequently amended, and has been approved by Hollywood Media’s shareholders. No stock options may be granted under the Directors Plan after July 1, 2008. The Directors Plan continues in effect until all options granted thereunder have expired or been exercised, unless the Directors Plan is terminated at an earlier time.
     The Directors Plan provides for automatic grants of stock options, subject to availability of shares under the plan, to each non-employee director, as follows: (1) an initial grant of an option to purchase 15,000 shares of common stock at the time such person first becomes appointed to the Board, and (2) an annual grant of an option to purchase 15,000 shares of common stock on the date of each annual meeting of Hollywood Media’s shareholders at which the director is reelected. During 2007, the only options granted under the plan were 15,000 options granted to Director Epstein upon his initial election to the Board, as indicated in the table above; the other eligible Directors did not receive grants when they were re-elected to the Board in 2007 because there weren’t enough shares available under the plan.
     The maximum aggregate number of shares of common stock that may be issued pursuant to options granted under the Directors Plan is 300,000, of which only 15,000 shares have been issued over the life of the plan to date, and options are currently outstanding for an aggregate of 280,943 shares, resulting in a remaining balance of 4,057 shares available for future option grants.
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
Compensation Committee Interlocks and Insider Participation.
     The current members of Hollywood Media’s Compensation Committee are Harry T. Hoffman, Deborah J. Simon and Robert D. Epstein. During 2007, Mr. Rosenberg was a member of the Compensation Committee until the expiration of his term as a Director on December 18, 2007, and Mr. Epstein first became a Director and a member of the Compensation Committee upon his election to the Board of Directors at Hollywood Media’s Annual Meeting of Shareholders held on December 18, 2007. No member of the Compensation Committee was at any time during the 2007 fiscal year or at any other time an officer or employee of Hollywood Media. No member of the Compensation Committee had any relationship during the 2007 fiscal year requiring disclosure under Item 404 or paragraph (e)(4)(iii) of Item 407 of SEC Regulation
S-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth certain information regarding the beneficial ownership of the common stock of Hollywood Media as of April 28, 2008 (or other date as indicated in the footnotes below) by:
•	each person or group known by Hollywood Media to beneficially own more than 5% of the outstanding shares of common stock of Hollywood Media;

•	each director of Hollywood Media;

•	each executive officer of Hollywood Media; and

•	all of the current directors and executive officers of Hollywood Media as a group.

Name and Address	Number of Shares
of Beneficial Owner (1)	Beneficially Owned (2)		Percent of Class (2)
CCM Master Qualified Fund, Ltd.	3,368,992	(3)	10.52%

Shannon River Fund Management Co. LLC	3,043,660	(4)	9.51%

Morgan Stanley	2,904,233	(5)	9.07%

Gruber and McBaine Capital Management, LLC	2,614,049	(6)	8.17%

Potomac Capital Management LLC	1,806,553	(7)	5.62%

Mitchell Rubenstein and Laurie S. Silvers	1,381,330	(8)	4.30%

Deborah J. Simon	103,419	(9)	*

Harry T. Hoffman	83,254	(10)	*

Robert E. McAllan	81,843	(11)	*

Scott Gomez	79,986	(12)	*

Robert D. Epstein	16,000	(13)	*

All directors and executive officers of Hollywood Media as a group (7 persons)	1,745,832	(14)	5.39%

*	Less than 1%

(1)	Except as otherwise noted in the footnotes below, the address of each beneficial owner is in care of Hollywood Media Corp., 2255 Glades Road, Boca Raton, Florida 33431.

(2)	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person’s or group’s ownership is deemed to include any shares of common stock that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days are deemed to be outstanding, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Hollywood Media had 32,014,553 outstanding shares of common stock as of April 28, 2007.

(3)	Based on a Schedule 13D filed with the SEC on December 17, 2007, CCM Master Qualified Fund, Ltd., Coghill Capital Management, L.L.C. and Clint D. Coghill have shared voting and shared dispositive power with respect to such shares. The reported business address for these holders is One North Wacker Drive, Suite 4350, Chicago, IL 60606.

(4)	Based on a Schedule 13G filed with the SEC on February 13, 2008, Shannon River Fund Management Co LLC, Shannon River Global Management LLC, Shannon River Partners, LP, Shannon River Partners II, LP, Doonbeg Fund, LP, FNY Managed Accounts LLC, and Shannon River Partners LTD, beneficially own, in the aggregate, such shares .. The reported business address for these holders is 800 Third Avenue, 30th Floor, New York, New York 10022.

(5)	Based on a Schedule 13G filed with the SEC on April 3, 2008, and a subsequent Form 4 filed with the SEC on April 9, 2008, Morgan Stanley and Morgan Stanley Capital Services Inc. beneficially own such shares. The reported business address for these holders is 1585 Broadway, New York, NY 10036.

(6)	Based on an amendment to Schedule 13G filed with the SEC on January 29, 2009, Gruber and McBaine Capital Management, LLC, Jon D. Gruber, J. Patterson McBaine and Eric B. Swergold have shared voting and shared dispositive power with respect to 1,786,317 shares, and each of Jon D. Gruber, J. Patterson McBaine and Eric B. Swergold has sole voting and sole investment power over 562,597, 264,835 and 300 shares, respectively. The reported business address for these holders is 50 Osgood Place, Penthouse, San Francisco, CA 94133.

(7)	Based on a Schedule 13G filed with the SEC on April 3, 2008, Potomac Capital Management LLC, Potomac Capital Management Inc. and Paul J. Solit beneficially own such shares, which include an aggregate of 150,000 shares issuable pursuant to exercisable warrants. The reported business address for these holders is 825 Third Avenue, 33rd Floor, New York, New York 10022.

(8)	Mr. Rubenstein and Ms. Silvers beneficially own a combined aggregate of 1,300,330 outstanding shares of common stock and 81,000 shares of common stock issuable pursuant to exercisable stock options. The outstanding shares include 764,487 shares which are owned by Mitchell Rubenstein individually (including 13,560 shares held for his account in Hollywood Media’s 401(k) plan), 493,540 shares which are owned individually by Laurie S. Silvers, his wife (including 13,540 shares held for her account in Hollywood Media’s 401(k) plan), and 42,303 shares held by Mr. Rubenstein and Ms. Silvers jointly as tenants by the entireties.

(9)	Represents 18,165 outstanding shares of common stock, and 85,254 shares of common stock issuable pursuant to exercisable options, beneficially owned by Ms. Simon.

(10)	Represents 13,000 outstanding shares of common stock, and 70,254 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. Hoffman.

(11)	Represents 1,408 outstanding shares of common stock, and 80,435 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. McAllan.

(12)	Represents 44,986 outstanding shares of common stock (including 4,986 shares held for Mr. Gomez’s account in Hollywood Media’s 401(k) plan), and 35,000 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. Gomez.

(13)	Represents 1,000 outstanding shares of common stock, and 15,000 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. Epstein.

(14)	Represents an aggregate of 1,378,889 outstanding shares of common stock and 366,943 shares of common stock issuable pursuant to exercisable options.

     Securities authorized for issuance under equity compensation plans. The following table sets forth information as of December 31, 2007, regarding compensation plans under which equity securities of Hollywood Media are authorized for issuance, aggregated by “Plan category” as indicated in the table:
EQUITY COMPENSATION PLAN INFORMATION

	AS OF DECEMBER 31, 2007
	Number of		Number of
	securities to be	Weighted average	securities remaining
	issued upon	exercise price per	available for future
	exercise of	share of	issuance under
	outstanding	outstanding	equity
	options, warrants	options, warrants	compensation plans
	and rights	and rights	(1)
	(a)	(b)	(c)
Plan Category:

Equity compensation plans approved by security holders (2)	753,943	$4.54	951,370

Equity compensation plans not approved by security holders (3)	1,982,485	$4.36	—

Total	2,736,428	$4.43	951,370

(1)	Excluding securities reflected in column “(a).”

(2)	Hollywood Media has four shareholder-approved equity compensation plans: the 2004 Stock Incentive Plan, 2000 Stock Incentive Plan, 1993 Stock Option Plan, and the Directors Stock Option Plan. No additional grants of stock options may be made under the 1993 Stock Option Plan because the period for granting options under that plan expired in July 2003. In addition to stock options, each of the 2004 Stock Incentive Plan and the 2000 Stock Incentive Plan permit the granting of stock awards and other forms of equity compensation and, as of December 31, 2007, the number of shares available for granting additional awards was 756,261 shares under the 2004 Stock Incentive Plan and 191,052 shares under the 2000 Stock Incentive Plan. Additional information about such plans and awards is provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s 2007 Form 10-K filed with the SEC.

(3)	Equity compensation not approved by security holders consists primarily of warrants or other equity purchase rights granted to non-employees of Hollywood Media. Additional information about such equity compensation is provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s 2007 Form 10-K filed with the SEC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Transactions with Related Persons
     Scott Gomez has been an executive officer of Hollywood Media since April 2003. Hollywood Media has employed his father, Jose Gomez, since December 2000 in information systems and business development positions, not as an executive officer. Such employment is currently pursuant to an employment agreement with Hollywood Media entered into in December 13, 2005, as amended on February 7, 2007, which includes, among other things, a term of employment through November 30, 2010 and current salary at an annual rate of $240,057. Total 2007 cash compensation (salary and bonus) of Jose Gomez was $260,092, which reflects the period from February 1, 2007 through July 31, 2007 when Mr. Gomez’s salary was reduced by agreement to fifty percent, during which time the services provided by Mr. Gomez were curtailed by fifty percent as agreed.
     Since April 2007, Hollywood Media has employed David Silvers, the son of Laurie S. Silvers and the stepson of Mitchell Rubenstein, in business development and legal positions, not as an executive officer. Mr. Silvers, who received a JD degree from the University of Miami School of Law in 2004 and an MBA degree from the University of Miami School of Business in 2005, is employed by Hollywood Media on an at will basis at a current annual salary of $95,000.
Review, Approval or Ratification of Transactions with Related Persons
     The matters disclosed above under the caption “Transactions with Related Persons” are disclosed pursuant to Item 404(a) of SEC Regulation S-K. This paragraph is provided under Item 404(b) of SEC Regulation S-K, to describe Hollywood Media’s policies and procedures for the review, approval, or ratification of transactions required to be reported under Item 404(a) of SEC Regulation S-K. Hollywood Media’s policy is and has been to comply with the requirements of Nasdaq corporate governance rule 4350(h), which requires review and approval of “related party transactions” required to be disclosed pursuant to Item 404 of SEC Regulation S-K, and that such approval be made by the audit committee or another independent body of the board of directors. Hollywood Media’s directors have been made aware of the Nasdaq rule 4350(h) requirements from time to time pursuant to notice provided in written actions of the Board and/or Committees of the Board as well as discussed in Board and/or Committee meetings, and in addition such approval requirements are recognized in the Charter of the Audit Committee; however, as of the date of this Form 10-K/A Hollywood Media has not implemented written policies designating specified procedures or standards for compliance with Nasdaq rule 4350(h). Item 404 transactions are generally reviewed and approved or ratified on a case-by-case basis by a committee of independent directors by meeting or written consent, usually by Hollywood Media’s Audit Committee or Compensation Committee. There are no transactions since the beginning of 2007 required to be reported under paragraph Item 404(a) of SEC Regulation S-K that did not require review, approval or ratification or as to which such approval requirements were not followed.
Director Independence
     Hollywood Media’s Board of Directors consists of six directors. The Board has determined that a majority of the current members of the Board (Harry T. Hoffman, Robert E. McAllan, Deborah J. Simon, and Robert D. Epstein) are independent directors of Hollywood Media as defined under the Securities Exchange Act of 1934 and rules thereunder and under the listing rules of the Nasdaq Stock Market. In making this determination, the Board has concluded that none of these independent Board members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Independent Registered Public Accounting Firm’s Fees and Services
     The following table shows fees billed to Hollywood Media by its independent registered public accounting firm, Kaufman Rossin & Co., P.A., for each of the two fiscal years ended December 31, 2007 and 2006, respectively, for services rendered in the specified categories indicated below.

Type of Fees	2007	2006
Audit Fees	$781,202	$969,232

Audit-Related Fees	3,660	—

Tax Fees	—	—

All Other Fees	—	—

Total	$784,862	$969,232
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
     For each of the two fiscal years ended December 31, 2007 and 2006, respectively, and through the date of this Form 10-K/A, the Audit Committee has not adopted pre-approval policies covering such periods or future periods. Accordingly, any services provided by our principal auditing firm during the period January 1, 2006 through the date of this Form 10-K/A were approved by the Audit Committee on a case-by-case basis. However, in the future the Audit Committee may adopt pre-approval policies and procedures in accordance with applicable rules.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K*:
•	Report of Independent Registered Public Accounting Firm*

•	Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006*

•	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005*

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005*

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005*

•	Notes to Consolidated Financial Statements*

*	Previously filed as an exhibit to this Form 10-K
2. Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.
3. Exhibits
The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Location of Exhibit

3.1	Third Amended and Restated Articles of Incorporation	(1)

3.2	Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences, Rights and Limitations of Series E Junior Preferred Stock	(25)

3.3	Amended and Restated Bylaws of Hollywood Media Corp., dated as of September 1, 2006	(2)

4.1	Form of Common Stock Certificate	(3)

4.2	Amended and Restated Rights Agreement dated as of August 23, 1996 between Hollywood Media Corp. (f/k/a Big Entertainment, Inc.) and American Stock Transfer & Trust Company, as Rights Agent	(4)

Exhibit No.	Description		Location of Exhibit
4.3	Amendment No. 1, dated as of December 9, 2002, to Amended and Restated Rights Amendment dated as of August 23, 1996 between Hollywood Media Corp. and American Stock Transfer & Trust Company.		(5)

4.4	Amendment No. 2, dated as of September 1, 2006, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended December 9, 2002, between Hollywood Media Corp. and American Stock Transfer & Trust Company		(2)

10.1	Compensatory Plans, Contracts and Arrangements
	(a)	Employment Agreement between Hollywood Media Corp. and Mitchell Rubenstein dated as of July 1, 1993	(3)
	(b)	Extension and Amendment Agreement between Hollywood Media Corp. and Mitchell Rubenstein entered into as of July 1, 1998	(6)
	(c)	Employment Agreement between Hollywood Media Corp. and Laurie S. Silvers dated as of July 1, 1993	(3)
	(d)	Extension and Amendment Agreement between Hollywood Media Corp. and Laurie S. Silvers entered into as of July 1, 1998	(6)
	(e)	1993 Stock Option Plan, as amended effective October 1, 1999	(7)
	(f)	Directors Stock Option Plan, as amended effective May 1, 2003	(16)
	(g)	Form of Indemnification Agreement between Hollywood Media and each of its Directors and Officers	(3)
	(h)	2000 Stock Incentive Plan, as amended October 30, 2003	(17)
	(i)	Exchange Agreement dated as of December 14, 2001 between Hollywood Media Corp. and Laurie S. Silvers	(8)
	(j)	Exchange Agreement dated as of December 14, 2001 between Hollywood Media Corp. and Mitchell Rubenstein	(8)
	(k)	Extension and Amendment Agreement dated as of May 31, 2004 between Hollywood Media Corp. and Mitchell Rubenstein	(22)
	(l)	Extension and Amendment Agreement dated as of May 31, 2004 between Hollywood Media Corp. and Laurie S. Silvers	(22)
	(m)	Extension and Amendment Agreement dated as of July 1, 2003 between Hollywood Media Corp. and Mitchell Rubenstein	(22)
	(n)	Extension and Amendment Agreement dated as of July 1, 2003 between Hollywood Media Corp. and Laurie S. Silvers	(22)
	(o)	Hollywood Media Corp. 401(k) Retirement Savings Plan, dated as of September 16, 2004 (the “Plan”); Amendment to the Plan, dated as of September 16, 2004; related Volume Submitter (Cross-Tested Defined Contribution Plan and Trust); EGTRRA Amendment to the Plan and Post-EGTRRA Amendment to the Plan, dated as of September 16, 2004	(23)
	(p)	2004 Stock Incentive Plan	(24)
	(q)	Amendment Agreement, dated as of November 15, 2004, to Employment Agreement between Hollywood Media Corp. and Mitchell Rubenstein.	(25)
	(r)	Amendment Agreement, dated as of November 15, 2004, to Employment Agreement between Hollywood Media Corp. and Laurie S. Silvers.	(25)
	(s)	Amended and Restated Employment Agreement, dated August 9, 2006, by and between Hollywood Media Corp. and Scott Gomez.	(27)
	(t)	Amended and Restated Employment Agreement, dated November 8, 2006, by and between Theatre Direct NY, Inc., Broadway.com, Inc., Hollywood Media Corp. and Mr. Matthew Kupchin.	(33)
	(u)	Amendment to Hollywood Media Corp. 401(k) Retirement Savings Plan, Dated June 16, 2005.	(28)
	(v)	Employment Agreement dated as of July 1, 2005, by and between Hollywood Media Corp. and Nicholas Hall.	(28)
	(w)	Employment Agreement dated as of August 8, 2005, by and among Baseline, Inc., StudioSystems Inc., Hollywood Media Corp. and Rafi Gordon	(28)

Exhibit No.	Description	Location of Exhibit
	(x) Employment Agreement, dated as of August 8, 2005, by and among Baseline, Inc., StudioSystems Inc., Hollywood Media Corp. and Alex Amin.	(28)
	(y) Employment Agreement dated January 18, 2006, by and among Hollywood Fan Sites, Inc. and Mr. Rajiv Doshi.	(32)
	(z) Employment Agreement, dated as of March 30, 2006, by and among Hollywood Media Corp., Showtimes.com, Inc. and Mr. Brett West.	(34)
	(aa) Employment Agreement, dated June 7, 2006, by and between Screenline Film-und Medieninformations GmbH and Mrs. Paula Kathryn Maracin-Krieg.	(35)
	(bb) Employment Agreement, dated July 16, 2007, by and between Hollywood.com, Inc. and Mr. Kevin Davis	(38)
	(cc) Termination of Employment Agreement, dated as of August 24, 2007, by and Among Showtimes.com, Inc., Brett West and Hollywood Media Corp.	(39)

10.2	Common Stock Investment Agreement dated as of August 22, 2000 among Hollywood Media, Elliott Associates, L.P. and Westgate International, L.P.	(9)

10.3	Registration Rights Agreement dated August 22, 2000 among Hollywood Media, Elliott Associates, L.P. and Westgate International, L.P.	(9)

10.4	Common Stock Adjustment Warrant dated August 22, 2000 between Hollywood Media and Elliott Associates, L.P.	(9)

10.5	Common Stock Adjustment Warrant dated August 22, 2000 between Hollywood Media and Westgate International, L.P.	(9)

10.6	Common Stock Purchase Warrant dated August 22, 2000 between Hollywood Media and Elliott Associates, L.P.	(9)

10.7	Common Stock Purchase Warrant dated August 22, 2000 between Hollywood Media and Westgate International, L.P.	(9)

10.8	Purchase Agreement effective as of September 29, 2000 among Hollywood.com, Inc. and the Purchasers named therein	(10)

10.9	Services Agreement dated as of February 9, 2001 between Hollywood Media Corp., and Lakeside Ventures, LLC	(11)

10.10	Securities Purchase Agreement dated as of April 25, 2001 between Hollywood Media Corp., Societe Generale and Velocity Investment Partners, Ltd.	(11)

10.11	Registration Rights Agreement dated as of April 25, 2001 between Hollywood Media Corp., Societe Generale and Velocity Investment Partners, Ltd.	(11)

10.12	“A” Warrant issued to Societe Generale	(11)

10.13	“B” Warrant issued to Societe Generale	(11)

10.14	Investment and Subscription Agreement made and entered into as of September 17, 2001, between Hollywood Media Corp. and Zeke, L.P., a Delaware limited partnership.	(12)

Exhibit No.	Description	Location of Exhibit

10.15	Purchase Agreement made as of October 12, 2001, between Broadway.com, Inc., Robert DeVivio and Peter Falconello	(12)

10.16	Transfer and Shareholders Agreement dated January 14, 2002 by and among Baseline Acquisitions Corp., Baseline, Inc., Hollywood Media Corp. and Fountainhead Media Services, Inc.	(13)

10.17	Management Services Agreement as of January 14, 2002 between Hollywood Services, Inc. and Baseline, Inc.	(13)

10.18	Exchange Agreement dated August 28, 2002, among Hollywood Media Corp., Hollywood.com, Inc., Broadway.com, Inc. and Viacom Inc.	(14)

10.19	Securities Purchase Agreement for 6% Senior Convertible Debentures, dated as of May 22, 2002, among Hollywood Media Corp., Federated Kaufman Fund, Portside Growth & Opportunity Fund Ltd., Leonardo, L.P., Carpe Diem Long Short Fund, LLC and Mitchell Rubenstein	(15)

10.20	6% Senior Convertible Debenture Due May 2005 issued by Hollywood Media Corp. as of May 22, 2002	(15)

10.21	Registration Rights Agreement, dated as of May 22, 2002, among Hollywood Media Corp., Federated Kaufman Fund, Portside Growth & Opportunity Fund Ltd., Leonardo, L.P., Carpe Diem Long Short Fund, LLC and Mitchell Rubenstein	(15)

10.22	Warrant issued by Hollywood Media Corp. to purchasers of 6% Senior Convertible Debentures, dated as of May 22, 2002	(15)

10.23	Amended and Restated Partnership Agreement dated as of November 21, 2002 between Hollywood Media Corp. and Dr. Martin H. Greenberg	(18)

10.24	Indemnification Agreement for Surety Bonds dated as of May 7, 2003, by and between Hollywood Media Corp., and Mitchell Rubenstein and Laurie Silvers.	(19)

10.25	Securities Purchase Agreement dated as of February 9, 2004, among Hollywood Media Corp. and the investors signatory thereto	(20)

10.26	Registration Rights Agreement dated as of February 9, 2004, among Hollywood Media Corp. and the investors signatory thereto	(20)

10.27	Form of Warrant issued to purchasers pursuant to Securities Purchase Agreement dated February 9, 2004.	(20)

10.28	Warrant issued to placement agent in connection with Securities Purchase Agreement dated February 9, 2004.	(20)

10.29	Agreement dated as of January 7, 2004 between Fountainhead Media Services, Inc. and Hollywood Media Corp., providing for the satisfaction of Fountainhead’s promissory note to Hollywood Media in exchange for Fountainhead’s shares of common stock of Baseline Acquisitions Corp.	(21)

Exhibit No.	Description	Location of Exhibit
10.30	Agreement and Plan of Merger dated as of June 14, 2004, by and among Studio Systems, Inc., Hollywood Media Corp., SSI Acquisition Sub, Inc. and SSI Investments LLC	(22)

10.31	Asset Purchase Agreement dated as of June 15, 2004, by and between Merchant Internet Group, Inc., Showtimes.Com, Inc., and Hollywood Media Corp.	(22)

10.32	Amendment to Debenture Agreement, dated as of September 29, 2004, by and between Hollywood Media Corp. and Portside Growth & Opportunity Fund Ltd.	(25)

10.33	Amended and Restated 6% Senior Convertible Debenture Due May 22, 2006 issued by Hollywood Media Corp. to Portside Growth & Opportunity Fund Ltd., dated October 15, 2004.	(25)

10.34	Warrant No. W-A-5 dated as of August 31, 2004 issued to CD Investment Partners, Ltd. in replacement of Warrant No. W-A-4.	(25)

10.35	Agreement to Convert Debenture, dated as of August 30, 2004, by and between Hollywood Media Corp. and Leonardo, L.P.	(25)

10.36	Conversion Notice, dated September 28, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by Leonardo, L.P.	(25)

10.37	Agreement to Convert Debenture, dated as of August 31, 2004, by and between Hollywood Media Corp. and CD Investment Partners, Ltd.	(25)

10.38	Conversion Notice, dated September 30, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by CD Investment Partners, Ltd.	(25)

10.39	Conversion Notice, dated August 20, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by Federated Kaufmann Fund	(25)

10.40	Conversion Notice, dated August 20, 2004, for 6% Senior Convertible Debenture due May 22, 2005 held by Mitchell Rubenstein and Laurie Silvers	(25)

10.41	Financial commitment letter dated March 28, 2005 made by Mitchell Rubenstein and Laurie Silvers in favor of Hollywood Media Corp.	(26)

10.42	Letter agreement dated August 5, 2005 extending term of Financial Commitment Letter dated March 28, 2005 made by Mitchell Rubenstein and Laurie Silvers in Favor of Hollywood Media Corp.	(28)

10.44	Agreement for the Sale and Purchase of UK Theatres Online Limited and other Companies, dated November 22, 2005, by and among Cinemasource UK Limited, Jeffrey Spector and the other shareholders party thereto.	(29)

10.45	Agreement for the Sale and Purchase of Cinemasonline Limited, dated November 22, 2005, by and between Mitchell Clifford Cartwright and Cinemasource UK Limited.	(29)

Exhibit No.	Description	Location of Exhibit
10.46	Note Purchase Agreement, dated as of November 22, 2005, by and among Hollywood Media and each of the Purchasers, including the forms of Notes and Warrants issued to the Purchasers and the form of registration rights agreement.	(29)

10.47	Registration Rights Agreement dated November 23, 2005 by and among Hollywood Media Corp. and the investors signatory thereto.	(30)

10.48	Letter agreements dated March 15, 2006, by and between Hollywood Media Corp. and each of the holders of its 8% Senior Unsecured Notes dated November 23, 2005.	(31)

10.49	Form of Common Stock Purchase Warrants dated March 15, 2006, issued to the Holders of Hollywood Media Corp.’s 8% Senior Unsecured Notes dated November 23, 2005.	(31)

10.50	Asset Purchase Agreement, dated January 18, 2006, by and among Hollywood Media Corp., Hollywood Fan Sites, Inc., eFanGuide, Inc. and each of the Shareholders of eFanGuide, Inc.	(32)

10.51	Asset Purchase Agreement, dated January 31, 2006, by and among Hollywood Media Corp., Hollywood Fan Sites, Inc., Prosperity Plus, Inc. and the sole shareholder of Prosperity Plus, Inc.	(32)

10.52	Sale and Purchase Agreement, dated June 7, 2006, regarding the purchase of all Shares in Screenline Film-und Medieninformations GmbH by Hollywood Media Corp.	(35)

10.53	Stock Purchase Agreement, dated as of August 25, 2006, by and between The New York Times Company and Hollywood Media Corp.	(36)

10.54	Asset Purchase Agreement, dated as of February 1, 2007, by and among Theatre Direct NY, Inc., Showtix LLC and each of the members of Showtix LLC.	(37)

10.55	Asset Purchase Agreement, dated as of August 24, 2007, by and among Hollywood Media Corp., Showtimes.com, Inc. Brett West and West World Media, LLC.	(39)

21	Subsidiaries of Hollywood Media	(40)

23.1	Consent of Kaufman, Rossin & Co., P.A. Independent Registered Public Accounting Firm	*

31.1	Certification of Chief Executive Officer (Section 302)	*

31.2	Certification of Vice President of Finance and Accounting (Principal financial and accounting officer) (Section 302)	*

31.3	Certification of Chief Executive Officer (Section 302)	**

31.4	Certification of Vice President of Finance and Accounting (Principal financial and accounting officer) (Section 302)	**

32.1	Certification of Chief Executive Officer (Section 906)	*

Exhibit No.	Description	Location of Exhibit
32.2	Certification of Vice President of Finance and Accounting (Principal financial and accounting officer) (Section 906)	*

*	Previously filed as an exhibit to this Form 10-K

**	Filed herewith as an exhibit to this Form 10-K/A Amendment No. 1 to Form 10-K

(1)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2000.
(2)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on September 5, 2006.
(3)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form SB-2 (No. 33-69294).
(4)	Incorporated by reference from exhibit 1 to Hollywood Media’s Current Report on Form 8-K filed on October 20, 1999.
(5)	Incorporated by reference from the exhibit to Hollywood Media’s Current Report on Form 8-K filed on December 10, 2002.
(6)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.
(7)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 1999.
(8)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(9)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on August 29, 2000.
(10)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on October 5, 2000.
(11)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q/A for quarter ended March 31, 2001.
(12)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(13)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2001.
(14)	Incorporated by reference from the exhibit to Hollywood Media’s Current Report on Form 8-K filed on August 28, 2002
(15)	Incorporated by reference from the exhibit to Hollywood Media’s Current Report on Form 8-K filed on May 23, 2002
(16)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.
(17)	Incorporated by reference from Appendix C to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.
(18)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.
(19)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(20)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on February 17, 2004.
(21)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(22)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(23)	Incorporated by reference from the exhibits to Hollywood Media’s Current Report on Form 8-K filed on September 17, 2004.

(24)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 4, 2004 for its 2004 Annual Meeting of Shareholders.
(25)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(26)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.
(27)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(28)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(29)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on November 28, 2005.
(30)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form S-3 (No. 333-130903).
(31)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on March 16, 2006.
(32)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on February 6, 2006.
(33)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(34)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2005.
(35)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on June 13, 2006.
(36)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on August 28, 2006.
(37)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on February 6, 2007.
(38)	Incorporated by reference from the exhibit filed with Hollywood Media Corp.’s Form 8-K filed on July 19, 2007.
(39)	Incorporated by reference from the exhibit filed with Hollywood Media Corp.’s Form 8-K filed on August 30, 2007.
(40)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: April 29, 2008	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 29, 2008	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and
Chief Executive Officer (Principal executive officer)

Date: April 29, 2008	/s/ Laurie S. Silvers
Laurie S. Silvers, Vice Chairman of the Board,
President and Secretary

Date: April 29, 2008	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer (Principal
financial and accounting officer)

Date: April 29, 2008	/s/ Harry T. Hoffman
Harry T. Hoffman, Director

Date: April 29, 2008	/s/ Deborah J. Simon
Deborah J. Simon, Director

Date:
Robert E. McAllan, Director

Date: April 29, 2008	/s/ Robert D. Epstein
Robert D. Epstein, Director