Form 10-Q
period 2008-03-31
HOLLYWOOD MEDIA CORP
filed 2008-05-12
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
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
Yes ☐     No ☒
     As of May 9, 2008, there were 32,014,553 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,373,125	$26,758,550
Receivables, net	3,011,545	3,038,711
Inventories held for sale	4,225,922	3,950,578
Deferred ticket costs	20,761,739	16,481,861
Prepaid expenses	1,826,481	2,290,182
Other receivables	2,632,191	3,873,799
Other current assets	125,436	629,298

Total current assets	55,956,439	57,022,979

PROPERTY AND EQUIPMENT, net	5,108,001	4,890,120
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	290,424	286,985
INTANGIBLE ASSETS, net	1,795,536	1,477,822
GOODWILL	29,809,690	30,237,137
OTHER ASSETS	56,980	63,793

TOTAL ASSETS	$93,017,070	$93,978,836

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,666,306	$5,655,729
Accrued expenses and other	4,078,429	4,808,551
Deferred revenue	28,993,151	24,273,625
Customer deposits	1,506,908	1,928,357
Current portion of capital lease obligations	146,689	141,809
Current portion of notes payable	53,362	53,422

Total current liabilities	38,444,845	36,861,493

DEFERRED REVENUE	523,415	544,491
CAPITAL LEASE OBLIGATIONS, less current portion	232,169	255,971
OTHER DEFERRED LIABILITY	805,169	622,189
NOTES PAYABLE, less current portion	80,845	94,289

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 31,994,552 and 31,897,983 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	319,946	318,980
Additional paid-in capital	310,598,827	310,120,531
Accumulated deficit	(257,988,146)	(254,839,108)

Total shareholders’ equity	52,930,627	55,600,403

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$93,017,070	$93,978,836

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2008	2007
NET REVENUES
Ticketing	$25,288,017	$24,033,943
Other	3,057,972	2,687,693

	28,345,989	26,721,636

OPERATING COSTS AND EXPENSES
Cost of revenues — ticketing	20,873,887	20,211,876
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	1,759,511	1,458,679
Selling, general and administrative	4,455,744	4,069,440
Payroll and benefits	3,915,243	3,953,945
Depreciation and amortization	654,654	429,321

Total operating costs and expenses	31,659,039	30,123,261

Loss from operations	(3,313,050)	(3,401,625)

EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES	3,439	204

OTHER INCOME (EXPENSE):
Interest, net	178,134	(181,325)
Other, net	6,201	1,862

Loss from continuing operations before minority interest	(3,125,276)	(3,580,884)

MINORITY INTEREST IN (INCOME) LOSSES OF SUBSIDIARIES	(23,762)	9,988

Loss from continuing operations	(3,149,038)	(3,570,896)

Income from discontinued operations	—	510,777

Net loss	$(3,149,038)	$(3,060,119)

Basic and diluted income (loss) per common share
Continuing operations	$(0.10)	$(0.11)
Discontinued operations	—	0.02

Total basic and diluted net loss per share	$(0.10)	$(0.09)

Weighted average common and common equivalent shares outstanding — basic and diluted	31,854,228	33,257,107

The accompanying notes to condensed consolidated financial statements are a integral part of these condensed consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,149,038)	$(3,060,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	—	(510,777)
Depreciation and amortization	654,654	429,321
Amortization of discount on senior unsecured notes	—	357,983
401(k) stock match	64,369	69,985
Equity in earnings of unconsolidated investees, net of return of invested capital	(3,439)	(172)
Stock option expense	36,712	42,741
Compensation expense on employee stock issuances	—	118,697
Amortization of deferred compensation costs	162,500	162,500
Provision for bad debts	128,803	166,335
Minority interest in earnings of subsidiaries, net of distributions to minority owners	23,762	(23,218)

Changes in assets and liabilities:
Receivables	(101,637)	136,900
Inventories held for sale	(275,344)	(2,505,733)
Deferred ticket costs	(4,279,878)	(5,928,531)
Prepaid expenses	463,701	(180,450)
Other receivables	1,241,608	(180,315)
Other current assets	503,862	47,005
Other assets	6,813	(63,493)
Accounts payable	(2,013,185)	528,191
Accrued expenses and other	(512,821)	(566,717)
Deferred revenue	4,698,450	5,967,005
Customer deposits	(421,449)	227,555
Other deferred liability	182,980	77,261

Net cash used in operating activities — continuing operations	(2,588,577)	(4,688,046)
Net cash provided by operating activities — discontinued operations	—	751,514

Net cash used in operating activities	(2,588,577)	(3,936,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(589,186)	(325,661)
Acquisition of businesses, net of cash acquired	(43,313)	(2,680,659)
Acquisition of intangible assets	(114,673)	(81,283)
Proceeds from property and equipment sales	—	13,849
Restricted cash	—	90,000

Net cash used in investing activities — continuing operations	(747,172)	(2,983,754)
Net cash used in investing activities — discontinued operations	—	(3,678)

Net cash used in investing activities	(747,172)	(2,987,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from exercise of stock options	—	173,803
Payments under capital lease obligations	(36,172)	(12,410)
Payment of notes payable	(13,504)	—

Net cash provided by (used in) financing activities — continuing operations	(49,676)	161,393
Net cash used in financing activities — discontinued operations	—	(4,127)

Net cash provided by (used in) financing activities	(49,676)	157,266

Net decrease in cash and cash equivalents	(3,385,425)	(6.766,698)

CASH AND CASH EQUIVALENTS, beginning of period	26,758,550	27,448,649

CASH AND CASH EQUIVALENTS, end of period	$23,373,125	$20,681,951

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$20,251	$146,083

Taxes paid	$429,270	$703,483

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) BASIS OF PRESENTATION AND CONSOLIDATION:
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s financial position and results of operations. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.
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
     Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants covering a total of 2,736,428 shares and 5,461,560 shares at March 31, 2008 and 2007, respectively, were excluded from the calculation of diluted loss per share for the three months ended March 31, 2008 and 2007, respectively, because their impact was anti-dilutive to the loss per share from continuing operations. Non-vested shares are not included in the basic calculation until vesting occurs. There were 100,000 and 300,000 unvested shares as of March 31, 2008 and 2007, respectively.

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
     The portion of receivable and inventory balances that relate to the sales of tickets to groups, individuals and travel agencies for Broadway and other live theater shows are, with isolated exceptions, for shows or performances that take place at venues in New York, New York, a major metropolitan area reported as subject to the threat of terrorist acts from time to time by relevant United States Government agencies. Hollywood Media recognizes that the occurrence of such a terrorist act, a labor strike or dispute, or any other significant civil disturbance occurring in New York City could lead to closures of available performance venues for which Hollywood Media may not receive reimbursement of ticket costs and/or payment on outstanding receivables, and could adversely impact the normal conduct of its operations within New York City for an indefinite period of time.
     Receivables
     Receivables consist of amounts due from (a) customers who have advertised on Hollywood Media’s and MovieTickets.com’s websites, (b) customers who purchased live theater tickets, (c) box offices for commission on live theater tickets sold to groups and refunds for performances that did not occur, and (d) publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable.
     Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,122,930 and $1,166,425 at March 31, 2008 and December 31, 2007, respectively. The allowance is primarily attributable to receivables due from customers of the U.K. based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “Cinemas Online”). Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s condensed consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

     Ticketing Revenue Recognition
     Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational organizations. Proceeds from these sales received in advance of the corresponding performance activity are included in “Deferred Revenue” in our accompanying condensed consolidated balance sheets, at the time of receipt, and are recognized as revenue in the period the performance of the show occurs.
     Gift certificate revenue is derived from the sale of gift certificates, for Broadway, off-Broadway, London shows and Dinner and Show sales to individuals, groups, travel agencies, tour groups and corporate programs. Proceeds from these sales are included in “Deferred Revenue” in our accompanying condensed consolidated balance sheets, at the time of receipt, and if redeemed, are recognized as revenue in the period the performance of the show occurs, or upon expiration of the unredeemed gift certificate. Gift certificates issued after March 22, 2007 do not expire. Prior to March 22, 2007, gift certificates were issued with a one-year expiration from the date of issuance.
     Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in our accompanying condensed consolidated balance sheets, at the time of receipt, and are recognized as revenue on the day of departure from the hotel.
     Dinner voucher revenue is derived from the sale of dinner vouchers for meals at restaurants in New York City to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in our accompanying condensed consolidated balance sheets, at the time of receipt, and are recognized as revenue on the date the voucher is presented, or upon expiration of the voucher.
     In July 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting and Standards Board (“FASB”) reached a consensus on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Hollywood Media’s existing accounting policies conform to the EITF consensus. Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in our accompanying condensed consolidated statements of operations. Hotel revenues packages and vouchers sold for New York restaurants are reported on a net basis in our accompanying condensed consolidated statements of operations.
     Segment Information
     Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosure regarding Hollywood Media’s business segments is contained in Note 7 in accordance with the requirements of SFAS No. 131.

     Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively.
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
(3) DISCONTINUED OPERATIONS
     Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s condensed consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the discontinued operations described below.
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

     The net income from discontinued operations has been classified in the accompanying condensed consolidated statements of operations as “Income from discontinued operations.” There was no income from discontinued operations for the three months ended March 31, 2008. The summarized results of discontinued operations for the three months ended March 31, 2007 were as follows:

Operating revenue	$1,648,271

Income from discontinued operations	$510,777

(4) ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:
Showtix Acquisition
     On February 1, 2007, Hollywood Media through its wholly-owned subsidiary Theatre Direct NY, Inc. (“Theatre Direct”) entered into a definitive asset purchase agreement with Showtix LLC (“Showtix”) and each of its members for the acquisition by Theatre Direct of substantially all of the assets of Showtix. Showtix is a full service, licensed group ticketing sales agency that sells tickets for Broadway and Off-Broadway theatrical performances. The acquisition was completed and closed on February 1, 2007. The acquisition allows Theatre Direct to increase its presence in the Broadway ticketing industry. The aggregate purchase consideration was $2,738,796, including $2,600,000 in cash and $138,796 of acquisition costs. In addition, Showtix is also entitled to receive up to $370,000 in potential periodic cash earn-outs as defined in the agreement. During the first quarter of 2008, Hollywood paid Showtix $43,313 pursuant to the first earnout then due. Additional earnouts are expected to be paid in each of four remaining years of the earnout period, but cannot be measured at this time. During the first quarter of 2008, Hollywood Media completed its evaluation of the acquired assets and liabilities which resulted in the recording of certain intangible assets (customer lists and non-competition agreements), which are being amortized over 6 years and 5 years, respectively. The fair market value at acquisition of these assets was $470,760 and the reconciliation of the purchase price has been adjusted to reflect this. A reconciliation of the purchase price is provided below:

Purchase consideration	$2,738,796

Cash acquired	4,824
Accounts receivable	368,319
Prepaid	11,584
Intangibles	470,760

Total assets	$855,487

Current liabilities	$(94,167)

Total liabilities	$(94,167)

Net Assets	$761,320

Excess of the purchase consideration over fair value of net assets acquired (included in Broadway Ticketing segment)	$1,977,476

     The excess of the purchase consideration over the fair value of net assets has been classified as “Goodwill” in the accompanying condensed consolidated balance sheet as of March 31, 2008.
     The results of operations of Showtix have been included in Hollywood Media’s results of operations since the date of acquisition (February 1, 2007). The following are Hollywood Media’s pro forma results for the three months ended March 31, 2007.

Three Months Ended
March 31, 2007
(unaudited)
Proforma net revenues	$27,457,941
Proforma net loss	$(3,078,420)
Proforma net income per share	$(0.09)
Proforma weighted average common and common equivalent shares	33,257,107
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
     Upon issuance, Hollywood Media recognized the value attributable to the 700,000 issued Warrants in the amount of $1,865,037 as a discount against the Senior Notes. The Company valued the Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.45%, an expected volatility of 69.4% and a five year life; the fair value of the Warrants was determined to be $2.66 per share. Additional discount of $286,000 was recorded in conjunction with the 100,000 extension Warrants issued in March of 2006. The Company valued the additional Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.73%, an expected volatility of 64.2% and an approximate five year life; the fair value of the Warrants was determined to be $2.86 per share. The debt discount attributed to the value of the Warrants issued was amortized over the life of the Senior Notes as interest expense using the effective yield method. The Company amortized the Senior Notes debt discount attributed to the value of the Warrants of $357,983 for the three months ended March 31, 2007.
     Registration Payment Arrangement
     As required by the registration rights agreement entered into in connection with the above mentioned Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants that was declared effective by the SEC on March 3, 2006, and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effective date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act. If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”) in violation of the agreement, and if there are no applicable defenses or limitations under the agreement or at law or otherwise, Hollywood Media would be required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period. As of March 31, 2008, none of the Warrants have been exercised, no Warrant shares have been issued, and the registration statement continues to be effective.
     In accordance with EITF 00-19-2, Hollywood Media is required to calculate the maximum potential amount of consideration payable pursuant to registration payment arrangements, even if the likelihood of payments under such arrangements is remote. EITF 00-19-2 is applicable to financial statements issued for fiscal years beginning after December 15, 2006 and any interim periods therein. Assuming for purposes of this calculation that (i) all of the Warrants were exercised on March 31, 2008, (ii) the Warrant shares issued upon such exercise are available for resale under Rule 144(k) on March 31, 2009, (iii) the registration statement ceased to be effective in violation of the agreement on March 31, 2008 and does not become effective again before March 31, 2009, the remainder of the required registration period, and (iv) that there are no applicable defenses or limitations under the agreement or at law or otherwise, the maximum potential amount of consideration payable by Hollywood Media to the holders of Warrant shares would be $635,000. Management does not believe that any significant material payments are likely under this registration payment arrangement.

(6) COMMON STOCK:
     During the Three Months Ended March 31, 2008:
•	On February 8, 2008, Hollywood Media issued 96,569 shares of common stock valued at the December 31, 2007 closing share price of $2.90, or $280,050, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2007.
     During the Three Months Ended March 31, 2007:
•	On January 4, 2007, Hollywood Media issued 20,101 shares of common stock valued at $4.20 per share, which was the closing price of Hollywood Media common stock on the trading date prior to the January 1, 2007 date of grant, in payment of $84,422 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On January 22, 2007, Hollywood Media issued 1,000 shares of common stock valued at $1,490, pursuant to the exercise of an employee stock option with an exercise price of $1.49 per share.

•	On January 29, 2007, Hollywood Media issued 500 shares of common stock valued at $750, pursuant to the exercise of an employee stock option with an exercise price of $1.50 per share.

•	On January 30, 2007, Hollywood Media issued 8,300 shares of common stock valued at $4.13 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the January 10, 2007 date of grant, in payment of $34,275 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On February 9, 2007, Hollywood Media issued 31,250 shares of common stock valued at $108,125, pursuant to the exercise of an employee stock option with an exercise price of $3.46 per share.

•	On February 9, 2007, Hollywood Media issued 59,257 shares of common stock valued at the December 29, 2006 closing share price of $4.20, or $248,876, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2006.

•	On February 21, 2007, Hollywood Media issued 1,992 shares of common stock valued as of the average of the ten days closing prices prior to the issuance date, or $4.02 per share, in payment of the $8,000 purchase price for the acquisition of intangible assets.

•	On March 19, 2007, Hollywood Media issued 15,625 shares of Hollywood Media common stock valued at $63,438, pursuant to the exercise of an employee stock option with an exercise price of $4.06 per share.

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

     The following table provides summary financial information regarding Hollywood Media’s reportable segments.

	Three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Net Revenues:
Broadway Ticketing	$25,288,017	$24,033,943
Ad Sales	2,622,287	2,413,065
Intellectual Properties	333,133	196,453
Cable TV	102,552	78,175
Other	—	—

	$28,345,989	$26,721,636

Operating Income (Loss):
Broadway Ticketing	$556,352	$388,921
Ad Sales	(1,113,158)	(582,494)
Intellectual Properties	56,933	(22,715)
Cable TV	(74,125)	(134,357)
Other	(2,739,052)	(3,050,980)

	$(3,313,050)	$(3,401,625)

Capital Expenditures:
Broadway Ticketing	$354,268	$55,185
Ad Sales	223,157	191,072
Intellectual Properties	—	—
Cable TV	—	—
Other	11,761	79,404

	$589,186	$325,661

Depreciation and Amortization Expense:
Broadway Ticketing	$264,082	$64,025
Ad Sales	281,747	240,977
Intellectual Properties	—	—
Cable TV	330	3,015
Other	108,495	121,304

	$654,654	$429,321

	March 31,	December 31,
	2008	2007
	(unaudited)
Segment Assets:
Broadway Ticketing	$42,976,569	$40,144,311
Ad Sales	29,214,975	30,194,171
Intellectual Properties	730,024	739,078
Cable TV	109,351	35,433
Other	19,986,151	22,865,843

	$93,017,070	$93,978,836

(8) CERTAIN COMMITMENTS AND CONTINGENCIES:
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
     Certain statements in this Item 2 or elsewhere in this Form 10-Q, or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:
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
     Hollywood Media is also subject to other risks detailed herein or detailed in our Annual Report on Form 10-K for the year ended December 31, 2007 and in other filings made by Hollywood Media with the Securities and Exchange Commission.
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

Overview
     Hollywood Media is a provider of information, news and other content, and ticketing to consumers and businesses covering the entertainment, Internet and media industries. We own and operate a number of business units focused on the entertainment and media industries. Hollywood Media derives a diverse stream of revenues from this array of business units, including revenue from Broadway, Off-Broadway and London’s West End ticket sales to both individuals and groups, advertising, and book development license fees and royalties. Our Broadway Ticketing business includes Broadway.com, 1-800-Broadway, Theatre Direct and Theatre.com. Hollywood Media’s businesses also include an intellectual property business, Hollywood.com, the U.K. based CinemasOnline companies and a minority interest in MovieTickets.com. In addition, Hollywood Media owns and operates the free “video on demand” (“VOD”) cable television network, Hollywood.com Television.
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
     Ad Sales Division.
     Hollywood Media’s Ad Sales Division includes Hollywood.com and the U.K. based CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”). Hollywood.com, a premier online entertainment destination, generates revenue by selling advertising on its website, and commissions received for advertising sold by the Hollywood.com ad sales team on MovieTickets.com. Hollywood.com features in-depth movie information, including movie previews, descriptions and reviews, movie showtimes listings, entertainment news, celebrity fan sites, celebrity photo galleries and an extensive multimedia library. Hollywood.com’s features also include audio podcasts and blogging. CinemasOnline maintains websites for cinemas and live theaters in the U.K. in exchange for the right to sell advertising on such websites. CinemasOnline also provides other marketing services, including advertising sales on plasma screens placed in various venues throughout the U.K. and Ireland, such as cinemas, hotels and car dealerships.

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
Results of Operations
     The following discussion and analysis should be read in conjunction with Hollywood Media’s Unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of Part I of this report.
     The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the three months ended March 31, 2008 (“Q1-08”) and 2007 (“Q1-07”), respectively:

			Intellectual
	Broadway		Properties	Cable
	Ticketing	Ad Sales	(a)	TV	Other	Total
Q1-08 (unaudited)

Net Revenues	$25,288,017	$2,622,287	$333,133	$102,552	$—	$28,345,989
Operating Expenses	24,731,665	3,735,445	276,200	176,677	2,739,052	31,659,039

Operating Income (Loss)	$556,352	$(1,113,158)	$56,933	$(74,125)	$(2,739,052)	$(3,313,050)

% of Total Net Revenue	89%	10%	1%	—	—	100%

Q1-07 (unaudited)

Net Revenues	$24,033,943	$2,413,065	$196,453	$78,175	$—	$26,721,636
Operating Expenses	23,645,022	2,995,559	219,168	212,532	3,050,980	30,123,261

Operating Income (Loss)	$388,921	$(582,494)	$(22,715)	$(134,357)	$(3,050,980)	$(3,401,625)

% of Total Net Revenue	90%	9%	1%	—	—	100%

a.	Does not include Hollywood Media’s 50% interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media’s share of the income (loss) is reported as Equity in Earnings of Unconsolidated Investees (discussed below).

Composition of our segments is as follows:
•	Broadway Ticketing — sells tickets and related hotel and restaurant packages via Broadway.com, 1-800-BROADWAY and TDI to live theater events on Broadway, Off-Broadway and London’s West End, to individual consumers, groups and domestic and international travel professionals, including travel agencies, tour operators, and educational institutions. Beginning in late September 2007, sales for events in London’s West End are fulfilled through a partnership arrangement between Theatre.com and a London-based ticket agency. This segment also generates revenue from the sale of sponsorships on Broadway.com.

•	Ad Sales — sells advertising on Hollywood.com and MovieTickets.com, and includes CinemasOnline which sells advertising on cinema and live theater websites in the U.K. Hollywood.com receives commissions on the ads it sells on MovieTickets.com.

•	Intellectual Properties — owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes a 51% interest in Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners.

•	Cable TV — comprised of Hollywood.com Television and Broadway.com Television, free VOD channels that offer interactive entertainment information with on-demand video content to subscribers in certain cable TV systems.

•	Other — is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls.

NET REVENUES
     Total net revenues were $28,345,989 for Q1-08 as compared to $26,721,636 for Q1-07, an increase of $1,624,353 or 6%. The increase in net revenue from Q1-08 over Q1-07 was primarily due to growth in our Broadway Ticketing Division. In Q1-08 net revenues were derived 89% from Broadway Ticketing, 10% from Ad Sales and 1% from Intellectual Properties. In Q1-07 net revenues were derived 90% from Broadway Ticketing, 9% from Ad Sales and 1% from Intellectual Properties.
     Broadway Ticketing net revenues were $25,288,017 and $24,033,943 for Q1-08 and Q1-07, respectively, an increase of $1,254,074 or 5%. The increase in Broadway Ticketing net revenues in Q1-08 from Q1-07, was primarily due to the following: (a) an increase in revenue of $2,687,199 attributable to (i) the purchase of Showtix on February 1, 2007, and (ii) ticket price increases by theaters, increases in services fees on individual ticket sales and changes in our marketing and advertising strategies; offset in part by (b) a decrease in revenue of $1,433,125 from Theatre.com, our London ticketing operation, primarily as a result of shifting from Theatre.com handling its own sales to an arrangement with a third party ticket agency in September 2007. As a result of this arrangement, Theatre.com now recognizes revenue based on net commissions instead of gross ticket price. Ticketing net revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London’s West End both online via Broadway.com and offline via 1-800-BROADWAY to domestic and international travel professionals, tourists and New York area theater patrons. Ticketing net revenue is recognized on the date of performance of the show. Ticketing net revenue received for performances yet to take place is recorded as deferred revenue in our condensed consolidated balance sheets.
     Ad Sales division net revenue was $2,622,287 for Q1-08 as compared to $2,413,065 for Q1-07, an increase of $209,222 or 9%. The increase in Ad Sales revenue in Q1-08 over Q1-07, is attributable primarily to increased commissions earned by Hollywood.com for ad sales on MovieTickets.com and increases in ad sales in our CinemasOnline division offset by a decrease in ad revenues from the Hollywood.com website. Ad sales revenues are generated from the sale of advertising and sponsorships on Hollywood.com as well as advertising sales by CinemasOnline. Hollywood Media also earns commissions on ad sales which Hollywood Media sells for placement on MovieTickets.com.
     Net revenues from our Intellectual Properties division were $333,133 for Q1-08 as compared to $196,453 for Q1-07, an increase of $136,680 or 70%. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income is reported as Equity in Earnings of Unconsolidated Investees (discussed below).

EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES
     Equity in earnings of unconsolidated investees consisted of the following:

	Three Months Ended
	March 31,
	(unaudited)
	2008	2007
NetCo Partners (a)	$3,439	$204
MovieTickets.com (b)	—	—

	$3,439	$204

     (a) NetCo Partners
     NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of earnings by NetCo Partners was a net gain of $3,439 for Q1-08 as compared to a net gain of $204 for Q1-07, an increase of $3,235. NetCo Partners recognized $6,877 in income during Q1-08.
     (b) MovieTickets.com
     Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture. Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees. Under applicable accounting principles, Hollywood Media has not recorded income from its investment in MovieTickets.com for Q1-08 and Q1-07 because accumulated losses from prior years exceed MovieTickets.com’s accumulated net income. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising.
OPERATING EXPENSES
     Cost of revenues — ticketing. Cost of revenues — ticketing for Q1-08 was $20,873,887 compared to $20,211,876 for Q1-07 for an increase of $662,011 or 3%. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals. As a percentage of ticketing revenue, cost of revenues — ticketing was 83% for Q1-08 and 84% for Q1-07. The decrease in cost of revenues as a percentage of ticketing revenue in Q1-08 compared to Q1-07 was due in large part to an increase in our service fees charged on individual ticket sales, as well as the above-described change to a net revenue share business model in the U.K. at our Theatre.com ticketing site. This change at Theatre.com increased the profitability of the U.K. business even though Theatre.com’s revenue declined in Q1-08 compared to Q1-07 as described above. We continue to benefit from the pricing flexibility resulting from the 2007 regulatory changes in New York, which contributed to growth in our Broadway Ticketing margins. We have increased ticket pricing flexibility following the adoption of legislation in New York during 2007 that eliminated price caps on service fees on event tickets. We continue adjusting and evaluating our pricing models on our consumer sales. As a result, our overall margin percentage on consumer ticket sales increased during Q1-08 as compared to Q1-07. The overall Broadway Ticketing segment’s gross margin percentage on ticket sales is influenced by the mix of consumer ticket sales and group sales, because group sales typically generate lower margin than consumer sales, and the consumer-to-group ratio varies from period to period.

     Editorial, production, development and technology. Editorial, production, development and technology costs include payroll and related expenses for the editorial and production staff responsible for (i) creating content and supporting ad sales on Hollywood Media’s websites, including Hollywood.com and Broadway.com, and (ii) supporting ad sales on the MovieTickets.com website. These expenses also include Internet access and computer related expenses for the support and delivery of these information services, and fees and royalties paid to authors and co-editors for the Intellectual Properties segment. Editorial, production, development and technology costs were $1,759,511 for Q1-08 as compared to $1,458,679 for Q1-07, an increase of $300,832 or 21%. As a percentage of revenues from our Ad Sales and Intellectual Properties segments, these costs were 58% and 54% for Q1-08 and Q1-07, respectively. These cost increases were due in large part to increased investment in the Ad Sales segment in terms of further development of our web sites and new hires in our production and editorial staff.
     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising representative firms and other parties). SG&A expenses for Q1-08 were $4,455,744 compared to $4,069,440 in Q1-07, an increase of $386,304 or 9%. As a percentage of net revenue, SG&A expenses were 16% and 15% for Q1-08 and Q1-07, respectively. The increase in SG&A expenses in Q1-08 compared to Q1-07, was due in large part to the following: (i) increases in legal, consulting and telephone expenses and charitable contributions, offset in part by reduced expenditures for public accounting firm audit and review services, internal controls consultant, and employee recruiting, (ii) increased travel expenses of approximately $115,000, and (iii) increased office rent and occupancy expense of approximately $59,000. SG&A expenses in Q1-08 compared to Q1-07 included a reduction in costs for Theatre.com resulting from the business model change to using a third party ticket agency for the U.K. ticketing business.
     Payroll and Benefits.
     Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.
     Payroll and benefits expenses for Q1-08 were $3,915,243 compared to $3,953,945 for Q1-07, a decrease of $38,702, or 1%. As a percentage of net revenues, payroll and benefits expenses were approximately 14% and 15% for Q1-08 and Q1-07, respectively.
     The slight decrease in payroll and benefits costs in Q1-08 as compared to Q1-07 was due in part to the following factors: cost cutting measures in the Broadway Ticketing and Cable TV divisions, offset in part by increases relating to additional salespersons for the Ad Sales division and the new President of Hollywood.com who joined in the third quarter of 2007.

     Depreciation and amortization.
     Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, and equipment under capital leases and amortization of intangible assets. Depreciation and amortization expense was $654,654 for Q1-08 as compared to $429,321 for Q1-07, an increase of $225,333 or 52%. The increase in Q1-08 as compared to Q1-07 is due to investments in computer equipment and new office space in New York City, as well as amortization on intangible assets purchased as part of the acquisition of Showtix.
     Interest, net.
     Interest, net was income of $178,134 for Q1-08 as compared to an expense of $181,325 for Q1-07. The increase in interest income for Q1-08 as compared to Q1-07, was primarily attributable to the payoff of $7,000,000 principal amount of Senior Unsecured Notes in May 2007, accretion of debt discount, and increased income from interest bearing accounts.
LIQUIDITY AND CAPITAL RESOURCES
     Hollywood Media’s cash and cash equivalents were $23,373,125 at March 31, 2008 as compared to $26,758,550 at December 31, 2007. Our net working capital (defined as current assets less current liabilities) was $17,511,594 at March 31, 2008 as compared to $20,161,486 at December 31, 2007.
     Net cash used in operating activities from continuing operations during Q1-08 was $2,588,577, which cash usage was primarily attributable to the loss from continuing operations. Net cash used in operating activities from continuing operations during Q1-07 was $4,688,046.
     Net cash used in investing activities from continuing operations during Q1-08 was $747,172, which net cash outlays included, among other things, $589,186 for capital expenditures and $114,673 for the acquisition of certain domain names to be used in the Ad Sales segment. Net cash used in investing activities from continuing operations during Q1-07 was $2,983,754, which net cash outlays included, among other things, $2,680,659 for the acquisition of Showtix and $325,661 for capital expenditures.
     Net cash used in financing activities from continuing operations during Q1-08 was $49,676, which cash usage included, payments under capital lease obligations and an outstanding notes payable. Net cash provided by financing activities from continuing operations during Q1-07 was $161,393.

Sale of Showtimes Business Unit to West World Media LLC
     On August 24, 2007, Hollywood Media and its wholly-owned subsidiary Showtimes, entered into and simultaneously closed on a definitive asset purchase agreement with Brett West and West World Media, pursuant to which Hollywood Media sold substantially all of the assets of the Showtimes business to West World Media for a cash purchase price of $23,000,000 paid to Hollywood Media on the closing date. The Showtimes business included the CinemaSource, EventSource and ExhibitorAds operations and constituted the remainder of Hollywood Media’s Data Business Division, which previously included the Baseline/StudioSystems business unit until it was sold to The New York Times on August 25, 2006. West World Media is controlled by Brett West, who founded the Showtimes business in 1995 and sold the business to Hollywood Media in 1999. Mr. West served as president of Hollywood Media’s Showtimes business. The purchase price was determined in an arms’ length negotiation between Hollywood Media and West World Media. The purchase price decreased due to a post-closing working capital adjustment of $114,454 paid by Hollywood Media to West World Media in January 2008. Hollywood Media’s expenditures relating to the sale include approximately $553,000 in estimated state and federal income taxes and approximately $1.7 million in fees and expenses payable to Hollywood Media’s financial and legal advisors. For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1, of this Form 10-Q Report.
Acquisition of Showtix Business
     On February 1, 2007, TDI invested approximately $2.7 million in cash to consummate its acquisition of the Broadway ticketing business of Showtix. For additional information about this transaction, see Note 4 “Acquisitions and Other Capital Transactions” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1, of this Form 10-Q Report.
Sale of Baseline StudioSystems Business Unit to The New York Times Company
     On August 25, 2006, Hollywood Media entered into and simultaneously closed on a definitive stock purchase agreement (the “Purchase Agreement”) with The New York Times Company, pursuant to which The New York Times purchased all of the outstanding capital stock of Hollywood Media’s wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35,000,000. BAC was the subsidiary of Hollywood Media that owned Hollywood Media’s Baseline business unit. Baseline constituted a portion of Hollywood Media’s Data Business division. $3,500,000 of the purchase price was held in escrow for twelve months following the closing to cover potential indemnification claims by The New York Times under the terms of the Purchase Agreement. As of September 30, 2007, Hollywood Media received the full amount of the escrow net of $700,000 for payment of previously expensed bonuses due the former division heads under preexisting agreements. The net amount of $2,800,000 of escrow, and accumulated interest, was received during the three months ended September 30, 2007.
Senior Unsecured Notes Issued in 2005
     On November 23, 2005, Hollywood Media issued and sold $7,000,000 aggregate principal amount of its Senior Unsecured Notes (the “Senior Notes”) for aggregate gross cash proceeds of $7,000,000. In May 2007, Hollywood Media paid off the Senior Notes in full, including the $7,000,000 in principal plus accrued interest, in accordance with the terms of the Senior Notes. The Senior Notes carried an 8% interest rate and an initial 12 month term, on which interest was payable in quarterly installments commencing December 31, 2005. Hollywood Media’s net cash proceeds from the issuance, net of issuance costs, were $6,595,690. The holders of the Senior Notes also received warrants to purchase 700,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share. In March 2006, Hollywood Media exercised its option under the terms of the Senior Notes, to extend the maturity date of the Senior Notes to May 23, 2007 in exchange for the delivery of additional five-year warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock with exercise price per share at $4.29. The Senior Notes were not convertible at the option of the holders.

Capital Expenditures
     Hollywood Media’s capital expenditures during the first quarter of 2008 were $589,186. We currently anticipate additional capital expenditures during 2008 of approximately $900,000 including but not limited to expenditures for computer equipment, servers and costs associated with web site development. These anticipated 2008 capital expenditures exclude amounts related to business acquisitions, if any.
Outlook
     Our cash and cash equivalents generated from the sales of our Baseline/StudioSystems and Showtimes businesses in fiscal 2006 and fiscal 2007, respectively, have provided substantial additional working capital for Hollywood Media, and we have utilized portions of such working capital for various corporate purposes and business activities including, among other things, the repayment of debt and the purchase of the Showtix business referenced above, improvements and investments in various aspects of our Broadway Ticketing and Ad Sales divisions, and for the repurchase of shares of Hollywood Media’s common stock pursuant to our previously announced stock repurchase program (discussed below). Our businesses have required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate will be satisfied from our cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through March 31, 2009. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to more than offset operating expenses.
     While we continue to develop our businesses, as previously reported we have resumed our strategic review process which may help us realize the full value of our assets in the interest of our shareholders. In prior years, our strategic review process resulted in the sales of our Baseline/StudioSystems and Showtimes businesses in 2006 and 2007, respectively. We continue to explore opportunities for generating returns for Hollywood Media’s shareholders including potential dispositions or other strategic transactions. Prior to resuming our strategic review process, we had, as stated in our press release dated October 1, 2007, temporarily suspended such process when our Board of Directors approved the stock repurchase program referenced below. We cannot make assurances as to the timing or occurrence of any future strategic transactions or further stock repurchases.
Authorization of Stock Repurchase Program
     Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10,000,000 of its cash to repurchase shares of its outstanding common stock. As reported in Hollywood Media’s Form 10-K report for the 2007 fiscal year, the stock repurchases by Hollywood Media during the fourth quarter of fiscal 2007 resulted in the repurchase of an aggregate of 2,003,660 shares of common stock for an aggregate purchase price of $5,104,204, reflecting an average price paid per share of $2.55. There have been no repurchases since the fourth quarter of 2007. For additional information about Hollywood Media’s stock repurchase program, see Part II, Item 2, of this Form 10-Q report.

Off-Balance Sheet Arrangements
     At March 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”
Critical Accounting Policies
     In response to the SEC’s Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 2 of the notes to the condensed consolidated financial statements included in this Form 10-Q, and Note 2 to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2007.
     Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,122,930 and $1,166,425 at March 31, 2008 and December 31, 2007, respectively. The allowance is primarily attributable to receivables due from customers of CinemasOnline. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

     Ticketing Revenue Recognition
     Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational organizations. Proceeds from these sales received in advance of the corresponding performance activity are included in “Deferred Revenue” in our accompanying condensed consolidated balance sheets, at the time of receipt, and are recognized as revenue in the period the performance of the show occurs.
     Gift certificate revenue is derived from the sale of gift certificates, for Broadway, off-Broadway, London shows and Dinner and Show sales to individuals, groups, travel agencies, tour groups and corporate programs. Proceeds from these sales are included in “Deferred Revenue” in our accompanying condensed consolidated balance sheets, at the time of receipt, and if redeemed, are recognized as revenue in the period the performance of the show occurs, or upon expiration of the unredeemed gift certificate. Gift certificates issued after March 22, 2007 do not expire. Prior to March 22, 2007, gift certificates were issued with a one-year expiration from the date of issuance.
     Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in our accompanying condensed consolidated balance sheets, at the time of receipt, and are recognized as revenue on the day of departure from the hotel.
     Dinner voucher revenue is derived from the sale of dinner vouchers for meals at restaurants in New York City to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in our accompanying condensed consolidated balance sheets, at the time of receipt, and are recognized as revenue on the date the voucher is presented, or upon expiration of the voucher.
     In July 2000, the Emerging Issues Task Force of the FASB reached a consensus on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Hollywood Media’s existing accounting policies conform to the EITF consensus. Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in our accompanying condensed consolidated statements of operations. Hotel revenues packages and vouchers sold for New York restaurants are reported on a net basis in our accompanying condensed consolidated statements of operations.

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
     We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in Q1-08 or Q1-07.
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
     As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1 as its annual impairment test date and has conducted the required testing on that date each year commencing in 2002. As of March 31, 2008, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we apply a hypothetical 10% decrease to the fair values of each reporting unit. We do not believe this hypothetical decrease would result in the impairment of goodwill of any reporting unit as of March 31, 2008.
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
     We have an investment in a subsidiary in the United Kingdom and sell our services into this foreign market. Our foreign net asset (exposures), defined as assets denominated in foreign currency less liabilities denominated in foreign currency, for the United Kingdom at March 31, 2008 and December 31, 2007 of U.S. dollar equivalents was $(1,588,528) and $(1,420,089), respectively.
     Our United Kingdom subsidiary sells services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $140,098 for the quarter ended March 31, 2008.
     As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation gain of $16,815 for the quarter ended March 31, 2008. However, a larger decline in the British foreign currency could have a larger and possibly material adverse affect.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of March 31, 2008, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.
     As previously reported in Hollywood Media’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2008, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2007 and included its Report on Internal Control Over Financial Reporting in such Form 10-K. The Report on Internal Control over Financial Reporting concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business, which are more fully described in such Form 10-K, constituted a material weakness in Hollywood Media’s internal control over financial reporting. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2008, Hollywood Media had not remediated this material weakness.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
     Management has not identified any material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     Hollywood Media did not issue any securities during the quarter ended March 31, 2008, in transactions that were not registered under the Securities Act of 1933.
Issuer Repurchases of Equity Securities
     Hollywood Media reported in its Form 8-K report filed on October 4, 2007 that its Board of Directors authorized a stock repurchase program under which Hollywood Media Corp. may use up to $10,000,000 of its cash to repurchase shares of its outstanding common stock. This program was approved by Hollywood Media’s Board of Directors on September 28, 2007 and was initially announced via press release on October 1, 2007.
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
     The following table provides information with respect to common stock purchases by Hollywood Media during the first quarter of 2008. For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources — Authorization of Stock Repurchase Program” in Part 1, Item 2 of this Form 10-Q Report.

Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 1, 2008 through January 31, 2008	—	$—	—	$—
February 1, 2008 through February 29, 2008	—	—	—	—
March 1, 2008 through March 31, 2008	—	—	—	—
Total	—	$—	—	$4,895,796	(1)

(1)	As of March 31, 2008, calculated by subtracting (i) the total price paid for all shares purchased under the repurchase program from inception through March 31, 2008 of $5,104,204, from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the plan.
ITEM 6. EXHIBITS

Exhibit	Description	Location

31.1	Certification of Chief Executive Officer. (Section 302)	(*)

31.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 302)	(*)

32.1	Certification of Chief Executive Officer. (Section 906)	(*)

32.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 906)	(*)

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: May 12, 2008	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive Officer
(Principal executive officer)

Date: May 12, 2008	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer
(Principal accounting officer)