Form 10-Q
period 2008-06-30
HOLLYWOOD MEDIA CORP
filed 2008-08-06
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐     No ☒
As of August 4, 2008, there were 32,095,552 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,946,053	$26,758,550
Receivables, net	3,051,683	3,038,711
Inventories held for sale	4,704,413	3,950,578
Deferred ticket costs	12,832,064	16,481,861
Prepaid expenses	1,972,518	2,290,182
Other receivables	1,903,537	3,873,799
Dividend receivable	1,311,100	—
Other current assets	143,294	629,298

Total current assets	46,864,662	57,022,979

PROPERTY AND EQUIPMENT, net	5,238,071	4,890,120
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	290,243	286,985
INTANGIBLE ASSETS, net	1,620,594	1,477,822
GOODWILL	29,822,422	30,237,137
OTHER ASSETS	54,711	63,793

TOTAL ASSETS	$83,890,703	$93,978,836

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,004,313	$5,655,729
Accrued expenses and other	3,767,873	4,808,551
Deferred revenue	20,184,994	24,273,625
Customer deposits	1,432,357	1,928,357
Current portion of capital lease obligations	161,316	141,809
Current portion of notes payable	59,463	53,422

Total current liabilities	29,610,316	36,861,493

DEFERRED REVENUE	586,915	544,491
CAPITAL LEASE OBLIGATIONS, less current portion	223,652	255,971
OTHER DEFERRED LIABILITY	873,711	622,189
NOTES PAYABLE, less current portion	79,699	94,289

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 32,095,552 and 31,897,983 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	320,956	318,980
Additional paid-in capital	310,917,962	310,120,531
Accumulated deficit	(258,722,508)	(254,839,108)

Total shareholders’ equity	52,516,410	55,600,403

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,890,703	$93,978,836

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
NET REVENUES
Ticketing	$59,062,595	$58,851,282	$33,764,778	$34,768,110
Other	6,347,644	5,786,994	3,299,472	3,148,530

	65,410,239	64,638,276	37,064,250	37,916,640

OPERATING COSTS AND EXPENSES
Cost of revenues — ticketing	49,782,868	50,513,554	28,762,843	30,150,574
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	3,180,216	2,669,638	1,566,843	1,362,063
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	8,561,579	7,794,311	4,105,835	3,724,871
Payroll and benefits	8,030,321	8,074,525	4,115,078	4,120,580
Depreciation and amortization	1,255,694	857,446	601,040	428,125

Total operating costs and expenses	70,810,678	69,909,474	39,151,639	39,786,213

Loss from operations	(5,400,439)	(5,271,198)	(2,087,389)	(1,869,573)

EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES	1,317,513	875	1,314,074	671

OTHER INCOME (EXPENSE)
Interest, net	300,333	(319,621)	122,199	(138,296)
Other, net	(34,985)	39,262	(41,186)	37,400

Loss from continuing operations before minority interest	(3,817,578)	(5,550,682)	(692,302)	(1,969,798)

MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(65,822)	(382)	(42,060)	(10,370)

Loss from continuing operations	(3,883,400)	(5,551,064)	(734,362)	(1,980,168)

Income from discontinued operations	—	1,048,938	—	538,161

Net loss	$(3,883,400)	$(4,502,126)	$(734,362)	$(1,442,007)

Basic and diluted income (loss) per common share
Continuing operations	$(0.12)	$(0.16)	$(0.02)	$(0.06)
Discontinued operations	—	0.03	—	0.02

Total basic and diluted net loss per share	$(0.12)	$(0.13)	$(0.02)	$(0.04)

Weighted average common and common equivalent shares outstanding — basic and diluted	31,909,540	33,351,780	31,964,851	33,445,413

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,883,400)	$(4,502,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	—	(1,048,938)
Depreciation and amortization	1,255,694	857,446
Amortization of discount on senior unsecured notes	—	624,601
401(k) stock match	64,369	69,985
Equity in earnings of unconsolidated investees, net of return of invested capital	(3,258)	(399)
Stock option expense	71,457	84,959
Compensation expense on employee stock issuances	—	144,403
Amortization of deferred compensation costs	325,000	325,000
Provision for bad debts	289,133	236,989
Minority interest in earnings of subsidiaries, net of distributions to minority owners	65,822	(59,251)
Changes in assets and liabilities:
Receivables	(302,105)	(148,858)
Inventories held for sale	(753,835)	(2,474,594)
Deferred ticket costs	3,649,797	113,211
Prepaid expenses	317,664	(227,016)
Other receivables	1,970,262	388,910
Dividends receivable	(1,311,100)	—
Other current assets	486,004	(203,701)
Other assets	9,082	(14,197)
Accounts payable	(1,717,238)	1,443,224
Accrued expenses and other	(823,044)	(1,170,808)
Deferred revenue	(4,046,207)	(613,606)
Customer deposits	(496,000)	26,858
Other deferred liability	251,522	241,631

Net cash used in operating activities — continuing operations	(4,580,381)	(5,906,277)
Net cash provided by operating activities — discontinued operations	—	1,250,220

Net cash used in operating activities	(4,580,381)	(4,656,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,098,508)	(629,804)
Acquisition of businesses, net of cash acquired	(56,045)	(2,680,659)
Acquisition of intangible assets	(137,821)	(85,283)
Proceeds from property and equipment sales	17,502	10,010
Restricted cash	—	90,000

Net cash used in investing activities — continuing operations	(1,274,872)	(3,295,736)
Net cash used in investing activities — discontinued operations	—	(22,911)

Net cash used in investing activities	(1,274,872)	(3,318,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from exercise of stock options	122,900	173,803
Payments under capital lease obligations	(71,595)	(25,241)
Payment of notes payable	(8,549)	—
Extinguishment of senior unsecured notes	—	(7,000,000)

Net cash provided by (used in) financing activities — continuing operations	42,756	(6,851,438)
Net cash used in financing activities — discontinued operations	—	(6,424)

Net cash provided by (used in) financing activities	42,756	(6,857,862)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,812,497)	(14,832,566)

CASH AND CASH EQUIVALENTS, beginning of period	26,758,550	27,448,649

CASH AND CASH EQUIVALENTS, end of period	$20,946,053	$12,616,083

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$36,215	$229,698

Taxes paid	$25,000	$725,446

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) BASIS OF PRESENTATION AND CONSOLIDATION:
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s financial position and results of operations. The results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of the results of operations or cash flows which may result for the remainder of 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.
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
     The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants covering a total of 2,642,928 shares and 2,982,053 shares for the six and three months ended June 30, 2008 and 2007, respectively, were excluded from the calculation of diluted loss per share for the six and three months ended June 30, 2008 and 2007, respectively, because their impact was anti-dilutive to the loss per share from continuing operations. Non-vested shares are not included in the basic calculation until vesting occurs. There were 50,000 and 250,000 unvested shares as of June 30, 2008 and 2007, respectively.

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
     Receivables
     Receivables consist of amounts due from (a) customers who have advertised on Hollywood Media’s and MovieTickets.com’s websites, (b) customers who purchased live theater tickets, (c) box offices for commission on live theater tickets sold to groups and refunds for performances that did not occur, (d) publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable and (e) advertising customers relating to our plasma business.
     Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the estimated collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,166,082 and $1,166,425 at June 30, 2008 and December 31, 2007, respectively. The allowance is primarily attributable to receivables due from customers of the U.K. based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “Cinemas Online”). Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s condensed consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

     Ticketing Revenue Recognition
     Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational organizations. Proceeds from these sales received in advance of the corresponding performance of the show are included in “Deferred Revenue” in our accompanying condensed consolidated balance sheets at the time of receipt and, are recognized as revenue in the period the performance of the show occurs.
     Gift certificate revenue is derived from the sale of gift certificates, for Broadway, off-Broadway, London shows and Dinner and Show sales to individuals, groups, travel agencies, tour groups and corporate programs. Proceeds from these sales are included in “Deferred Revenue” in our accompanying condensed consolidated balance sheets at the time of receipt and, if redeemed, are recognized as revenue in the period the performance of the show occurs or upon expiration of the unredeemed gift certificate. Gift certificates issued after March 22, 2007 do not expire. Prior to March 22, 2007, gift certificates were issued with a one-year expiration from the date of issuance.
     Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in our accompanying condensed consolidated balance sheets at the time of receipt and are recognized as revenue on the day of departure from the hotel.
     Dinner voucher revenue is derived from the sale of dinner vouchers for meals at restaurants in New York City to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in our accompanying condensed consolidated balance sheets at the time of receipt and are recognized as revenue on the date the voucher is presented or upon expiration of the voucher.
     In July 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting and Standards Board (“FASB”) reached a consensus on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Hollywood Media’s existing accounting policies conform to the EITF consensus. Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in our accompanying condensed consolidated statements of operations. Hotel revenues packages and vouchers sold for New York restaurants are reported on a net basis and are included in “Ticketing Revenues” in our accompanying condensed consolidated statements of operations.

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
     Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively. Management will adopt SFAS No. 141 (R) for businesses acquired subsequent to December 31, 2008, if any.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management will adopt SFAS No. 160 commencing January 1, 2009.
     On February 6, 2008, the FASB finalized FASB Staff Position (“FSP”) “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which deferred the effective date of SFAS No. 157 “Fair Value Measurements” until years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The deferral applies to the annual assessment of fair value performed for goodwill and indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”, long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, asset retirement obligations accounted for under SFAS No. 143, “Accounting for Asset Retirement Obligations” and liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Management is currently evaluating the impact of adopting the items deferred by FSP 157-2.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other accounting principles generally accepted in the United States of America (“US GAAP”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. Management does not expect the adoption of FSP 142-3 to have a material impact on its consolidated financial position, results of operations or cash flows.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP. The previous U.S. GAAP hierarchy existed within the American Institute of Certified Public Accountants’ statements on auditing standards, which are directed to the auditor rather than the reporting entity. SFAS No. 162 moves the U.S. GAAP hierarchy to the accounting literature, thereby directing it to reporting entities which are responsible for selecting accounting principles for financial statements that are presented in conformity with U.S. GAAP. The Company will adopt SFAS No. 162 when it becomes effective which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.
     In June 2008, the FASB issued EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities”, effective for financial statements issued for fiscal years beginning after December 15, 2008. Under this EITF, the FASB addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, thereby impacting the calculation of earnings per share. If it is determined that the share-based payment is a participating security, the two-class method of calculating EPS may be required. Management does not expect the adoption of this EITF to have a material impact on its consolidated financial position, results of operations or cash flows.
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
     The net income from discontinued operations has been classified in the accompanying condensed consolidated statements of operations as “Income from discontinued operations.” There was no income from discontinued operations for the six and three months ended June 30, 2008. The summarized results of discontinued operations for the six and three months ended June 30, 2007 were as follows:

	Six months ended	Three months ended
	June 30, 2007	June 30, 2007

Operating revenue	$3,288,016	$1,639,295

Income from discontinued operations	$1,048,938	$538,161
(4) ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:
Showtix Acquisition
     On February 1, 2007, Hollywood Media through its wholly-owned subsidiary Theatre Direct NY, Inc. (“Theatre Direct”) entered into a definitive asset purchase agreement with Showtix LLC (“Showtix”) and each of its members for the acquisition by Theatre Direct of substantially all of the assets of Showtix. Showtix was a full service, licensed group ticketing sales agency that sells tickets for Broadway and Off-Broadway theatrical performances. The acquisition was completed and closed on February 1, 2007. The acquisition allows Theatre Direct to increase its presence in the Broadway ticketing industry. The aggregate purchase consideration was $2,738,796, including $2,600,000 in cash and $138,796 of acquisition costs. In addition, Showtix is also entitled to receive up to $370,000 in potential periodic cash earn-outs as defined in the agreement. During the first quarter of 2008, Hollywood Media paid Showtix $43,313 pursuant to the first earnout then due. During the first quarter of 2008, Hollywood Media completed its evaluation of the acquired assets and liabilities which resulted in the recording of certain intangible assets (customer lists and non-competition agreements), which are being amortized over 6 years and 5 years, respectively. The fair market value of these intangible assets on the date of acquisition was $470,760 and the reconciliation of the purchase price has been adjusted to reflect this value. A reconciliation of the purchase price is provided below:

Purchase consideration	$2,738,796

Cash acquired	4,824
Accounts receivable	368,319
Prepaid	11,584
Intangibles	470,760

Total assets	$855,487

Current liabilities	$(94,167)

Total liabilities	$(94,167)

Net Assets	$761,320

Excess of the purchase consideration over fair value of
net assets acquired (included in Broadway Ticketing segment)	$1,977,476

     The excess of the purchase consideration over the fair value of net assets has been classified as “Goodwill” in the accompanying condensed consolidated balance sheets.
     The results of operations of Showtix have been included in Hollywood Media’s consolidated results of operations since the date of acquisition (February 1, 2007). The following are Hollywood Media’s pro forma results for the three months ended March 31, 2007.

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
     Upon issuance, Hollywood Media recognized the value attributable to the 700,000 issued Warrants in the amount of $1,865,037 as a discount against the Senior Notes. The Company valued the Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.45%, an expected volatility of 69.4% and a five year life; the fair value of the Warrants was determined to be $2.66 per share. An additional discount of $286,000 was recorded in conjunction with the 100,000 extension Warrants issued in March of 2006. The Company valued the additional Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.73%, an expected volatility of 64.2% and an approximate five year life; the fair value of the Warrants was determined to be $2.86 per share. The debt discount attributed to the value of the Warrants issued was amortized over the life of the Senior Notes as interest expense using the effective yield method. The Company amortized the Senior Notes debt discount attributed to the value of the Warrants of $624,601 and $266,618 for the six and three months ended June 30, 2007, respectively.
     Registration Payment Arrangement
     As required by the registration rights agreement entered into in connection with the above mentioned Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants that was declared effective by the SEC on March 3, 2006, and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effective date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act. If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”) in violation of the agreement, and if there are no applicable defenses or limitations under the agreement or at law or otherwise, Hollywood Media would be required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period. As of June 30, 2008, none of the Warrants have been exercised, no Warrant shares have been issued, and the registration statement continues to be effective.

     In accordance with EITF 00-19-2, Hollywood Media is required to calculate the maximum potential amount of consideration payable pursuant to registration payment arrangements, even if the likelihood of payments under such arrangements is remote. EITF 00-19-2 is applicable to financial statements issued for fiscal years beginning after December 15, 2006 and any interim periods therein. Assuming for purposes of this calculation that (i) all of the Warrants were exercised on June 30, 2008, (ii) the Warrant shares issued upon such exercise are available for resale under Rule 144(k) on June 30, 2009, (iii) the registration statement ceased to be effective in violation of the agreement on June 30, 2008 and does not become effective again before June 30, 2009, the remainder of the required registration period, and (iv) that there are no applicable defenses or limitations under the agreement or at law or otherwise, the maximum potential amount of consideration payable by Hollywood Media to the holders of Warrant shares would be $635,000. Management does not believe that any significant material payments are likely under this registration payment arrangement.
(6) COMMON STOCK:
     During the Six Months Ended June 30, 2008:
•	On February 8, 2008, Hollywood Media issued 96,569 shares of common stock valued at the December 31, 2007 closing share price of $2.90, or $280,050, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2007.

•	On April 28, 2008, Hollywood Media issued 20,000 shares of common stock valued at $17,600 pursuant to the exercise by the Chief Accounting Officer of Hollywood Media of an employee stock option with an exercise price of $0.88 per share.

•	On June 24, 2008, Hollywood Media issued 81,000 shares of common stock valued at $105,300, pursuant to the exercise by the Chief Executive Officer of Hollywood Media of an employee stock option with an exercise price of $1.30 per share.
     During the Six Months Ended June 30, 2007:
•	On January 4, 2007, Hollywood Media issued 20,101 shares of common stock valued at $4.20 per share, which was the closing price of Hollywood Media common stock on the trading date prior to the January 1, 2007 date of grant, in payment of $84,422 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On January 22, 2007, Hollywood Media issued 1,000 shares of common stock valued at $1,490, pursuant to the exercise of an employee stock option with an exercise price of $1.49 per share.

•	On January 29, 2007, Hollywood Media issued 500 shares of common stock valued at $750, pursuant to the exercise of an employee stock option with an exercise price of $1.50 per share.

•	On January 30, 2007, Hollywood Media issued 8,300 shares of common stock valued at $4.13 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the January 10, 2007 date of grant, in payment of $34,275 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On February 9, 2007, Hollywood Media issued 31,250 shares of common stock valued at $108,125, pursuant to the exercise of an employee stock option with an exercise price of $3.46 per share.

•	On February 9, 2007, Hollywood Media issued 59,257 shares of common stock valued as of the December 29, 2006 closing share price of $4.20, or $248,876, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2006.

•	On February 21, 2007, Hollywood Media issued 1,992 shares of common stock valued as of the average of the ten days closing prices prior to the issuance date, or $4.02 per share, in payment of the $8,000 purchase price for the acquisition of intangible assets.

•	On March 19, 2007, Hollywood Media issued 15,625 shares of common stock valued at $63,438, pursuant to the exercise of an employee stock option with an exercise price of $4.06 per share.

•	On April 25, 2007, Hollywood Media issued 8,174 shares of common stock pursuant to cashless exercises of warrants with an exercise price of $2.84 per share. The warrant was issued in connection with a private placement completed in 2004.

•	On May 2, 2007, Hollywood Media issued 5,937 shares of common stock valued at $4.33 per share, which was the average of the closing price of Hollywood Media common stock on the five consecutive business days ending on and including the third business day immediately preceding the April 10, 2007 date of grant, in payment of $25,706 of additional compensation to a non-executive employee pursuant to an employment agreement.

•	On May 14, 2007, Hollywood Media issued 22,766 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.
•	On May 16, 2007, Hollywood Media issued 67,202 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On May 17, 2007, Hollywood Media issued 4,698 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On May 17, 2007, Hollywood Media issued 12,014 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $4.00 per share. The warrant was issued in connection with a debt offering completed in 2001.

•	On May 18, 2007, Hollywood Media issued 11,743 shares of common stock pursuant to the cashless exercise by the Chief Executive Officer and President of Hollywood Media of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.

•	On May 21, 2007, Hollywood Media issued 22,584 shares of common stock pursuant to the cashless exercise of a warrant with an exercise price of $3.34 per share. The warrant was issued in connection with a debt offering completed in 2002.
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

     The following table provides summary financial information regarding Hollywood Media’s reportable segments.

	Six months ended June 30		Three months ended June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net Revenues:
Broadway Ticketing	$59,062,595	$58,851,282	$33,764,778	$34,768,110
Ad Sales	5,423,012	5,192,171	2,810,525	2,828,335
Intellectual Properties	742,040	478,693	408,907	282,240
Cable TV	182,592	116,130	80,040	37,955
Other	—	—	—	—

	$65,410,239	$64,638,276	$37,064,250	$37,916,640

Operating Income (Loss):
Broadway Ticketing	$1,479,861	$951,754	$1,079,490	$712,302
Ad Sales	(1,647,003)	(528,357)	(689,826)	(95,332)
Intellectual Properties	143,221	(121)	86,288	22,594
Cable TV	(102,940)	(271,230)	(28,815)	(136,873)
Other	(5,273,578)	(5,423,244)	(2,534,526)	(2,372,264)

	$(5,400,439)	$(5,271,198)	$(2,087,389)	$(1,869,573)

Capital Expenditures:
Broadway Ticketing	$506,295	$156,901	$152,027	$101,716
Ad Sales	555,890	354,507	332,733	163,435
Intellectual Properties	—	—	—	—
Cable TV	—	2,015	—	2,015
Other	36,323	116,381	24,562	36,977

	$1,098,508	$629,804	$509,322	$304,143

Depreciation and
Amortization Expense:
Broadway Ticketing	$459,520	$169,404	$195,438	$85,081
Ad Sales	581,424	450,607	299,677	229,928
Intellectual Properties	—	—	—	—
Cable TV	661	5,439	331	2,424
Other	214,089	231,996	105,594	110,692

	$1,255,694	$857,446	$601,040	$428,125

			June 30,
			2008	December 31,
			(unaudited)	2007
Segment Assets:
Broadway Ticketing			$33,858,549	$40,149,871
Ad Sales			30,339,308	30,188,611
Intellectual Properties			846,328	739,078
Cable TV			151,100	35,433
Other			18,695,418	22,865,843

			$83,890,703	$93,978,836

(8) CERTAIN COMMITMENTS AND CONTINGENCIES:
     Litigation
     In August 2007, a lawsuit was filed against Hollywood Media alleging, among other related items, trademark infringement. Hollywood Media has engaged counsel to represent the Company and discovery has commenced. Hollywood Media denies any wrongdoing, does not believe any monies are owed and is currently defending this case vigorously.

     In addition to the legal proceeding described above, Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business.
(9) MOVIETICKETS.COM:
     Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture. Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees. Under applicable accounting principles, Hollywood Media has not recorded income from its investment in MovieTickets.com because accumulated losses from prior years exceed MovieTickets.com’s accumulated net income. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising. An accrued dividend of $1,311,100 is included in “Equity in Earnings of Unconsolidated Investees” in our accompanying condensed consolidated statement of operations, which was received by Hollywood Media in July of 2008.
(10) RECLASSIFICATION:
     Certain amounts included in and “Editorial, production, development and technology” in the accompanying 2007 and first quarter 2008 condensed consolidated statements of operations have been reclassified to “Cost of revenues — ticketing” in the accompanying 2007 and first quarter 2008 condensed consolidated statements of operations to conform to the second quarter 2008 presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
     Certain statements in this Item 2 or elsewhere in this Form 10-Q, or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:
•	our continuing operating losses,

•	negative cash flows and accumulated deficit,

•	the need to manage our growth,

•	our ability to develop and maintain strategic relationships, including but not limited to relationships with the exhibitors, studios and live theater venues,

•	our ability to compete with other media and Internet companies and other competitors,

•	our ability to maintain and obtain sufficient capital to finance our growth and operations,

•	our ability to realize anticipated revenues and cost efficiencies,

•	technology risks and risks of doing business over the Internet,
•	government regulation,

•	adverse economic factors such as recession, war, terrorism, international incidents or labor strikes and disputes,

•	our ability to achieve and maintain effective internal controls,

•	dependence on our founders, and our ability to recruit and retain key personnel, and
•	the volatility of our stock price.

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
     Broadway Ticketing Division.
     Hollywood Media’s Broadway Ticketing Division is comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct International (“TDI”) and Theatre.com (collectively called “Broadway Ticketing”). Broadway tickets are sold online through our Broadway.com website and by telephone through our 1-800-BROADWAY number. Broadway Ticketing is a live theater ticketing seller that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, Off-Broadway and, through a partnership arrangement between Theatre.com and a London-based ticket agency, in London’s West End theatre district. Broadway.com features include shows’ opening night video and photo coverage, show reviews, celebrity interviews and theater columns, as well as show information pages, including casting, synopses and venue information.
     Ad Sales Division.
     Hollywood Media’s Ad Sales Division includes Hollywood.com and the U.K. based CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”). Hollywood.com, a premier online entertainment destination, generates revenue by selling advertising on its website, and commissions received for advertising sold by our ad sales team on MovieTickets.com. Hollywood.com features in-depth movie information, including movie previews, descriptions and reviews, movie showtimes listings, entertainment news, celebrity fan sites, celebrity photo galleries and an extensive multimedia library. Hollywood.com’s features also include audio podcasts and blogging. CinemasOnline maintains websites for cinemas and live theaters in the U.K. in exchange for the right to sell advertising on such websites. CinemasOnline also provides other marketing services, including advertising sales on plasma TV screens placed in various venues throughout the U.K. and Ireland, such as cinemas, hotels and car dealerships.
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

     The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the six months ended June 30, 2008 (“Y2-08”) and 2007 (“Y2-07”), and the three months ended June 30, 2008 (“Q2-08”) and 2007 (“Q2-07”), respectively:

			Intellectual
	Broadway		Properties	Cable
	Ticketing	Ad Sales	(a)	TV	Other	Total
Y2-08 (unaudited)

Net Revenues	$59,062,595	$5,423,012	$742,040	$182,592	$—	$65,410,239
Operating Expenses	57,582,734	7,070,015	598,819	285,532	5,273,578	70,810,678

Operating Income (Loss)	$1,479,861	$(1,647,003)	$143,221	$(102,940)	$(5,273,578)	$(5,400,439)

% of Total Net Revenue	90%	9%	1%	0%	—	100%

Y2-07
(unaudited)

Net Revenues	$58,851,282	$5,192,171	$478,693	$116,130	$—	$64,638,276
Operating Expenses	57,899,528	5,720,528	478,814	387,360	5,423,244	69,909,474

Operating Income (Loss)	$951,754	$(528,357)	$(121)	$(271,230)	$(5,423,244)	$(5,271,198)

% of Total Net Revenue	91%	8%	1%	0%	—	100%

Q2-08
(unaudited)

Net Revenues	$33,764,778	$2,810,525	$408,907	$80,040	$—	$37,064,250
Operating Expenses	32,685,288	3,500,351	322,619	108,855	2,534,526	39,151,639

Operating Income (Loss)	$1,079,490	$(689,826)	$86,288	$(28,815)	$(2,534,526)	$(2,087,389)

% of Total Net Revenue	91%	8%	1%	0%	—	100%

Q2-07
(unaudited)

Net Revenues	$34,768,110	$2,828,335	$282,240	$37,955	$—	$37,916,640
Operating Expenses	34,055,808	2,923,667	259,646	174,828	2,372,264	39,786,213

Operating Income (Loss)	$712,302	$(95,332)	$22,594	$(136,873)	$(2,372,264)	$(1,869,573)

% of Total Net Revenue	92%	7%	1%	0%	—	100%

a.	Does not include Hollywood Media’s 50% interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media’s share of the income (loss) is reported as Equity in Earnings of Unconsolidated Investees (discussed below).
Composition of our segments is as follows:
•	Broadway Ticketing — sells tickets and related hotel and restaurant packages via Broadway.com, 1-800-BROADWAY and TDI to live theater events on Broadway, Off-Broadway and London’s West End, to individual consumers, groups and domestic and international travel professionals, including travel agencies, tour operators, and educational institutions. Beginning in late September 2007, sales for events in London’s West End are fulfilled through a partnership arrangement between Theatre.com and a London-based ticket agency. This segment also generates revenue from the sale of sponsorships and ad sales on Broadway.com.

•	Ad Sales — sells advertising on Hollywood.com and MovieTickets.com, and includes CinemasOnline which sells advertising on cinema and live theater websites in the U.K. Hollywood.com receives commissions on the ads it sells on MovieTickets.com.

•	Intellectual Properties — owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for books and other media. This segment includes a 51% interest in Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners.

•	Cable TV — comprised of Hollywood.com Television and Broadway.com Television, free VOD channels that offer interactive entertainment information with on-demand video content to subscribers in certain cable TV systems.

•	Other — is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls.
NET REVENUES
     Total net revenues were $65,410,239 for Y2-08 as compared to $64,638,276 for Y2-07, an increase of $771,963 or 1%, and $37,064,250 for Q2-08 as compared to $37,916,640 for Q2-07, a decrease of $852,390 or 2%. The increase in net revenue from Y2-07 to Y2-08 was primarily due to the Broadway Ticketing, Ad Sales and Intellectual Properties divisions. The decrease in revenue in Q2-08 as compared to Q2-07 is primarily due to the change in our sales strategy at Theatre.com, as discussed below. In Q2-08 net revenues were derived 91% from Broadway Ticketing, 8% from Ad Sales and 1% from Intellectual Properties. In Q2-07 net revenues were derived 92% from Broadway Ticketing, 7% from Ad Sales and 1% from Intellectual Properties.
     Broadway Ticketing net revenues were $59,062,595 and $58,851,282 for Y2-08 and Y2-07, respectively, an increase of $211,313 or 1%, and $33,764,778 and $34,768,110 for Q2-08 and Q2-07, respectively, a decrease of $1,003,332 or 3%. The increase in Broadway Ticketing net revenues in Y2-08 from Y2-07 was primarily due to the following: (a) an increase in revenue of $211,313 attributable to (i) the purchase of Showtix on February 1, 2007, and (ii) ticket price increases by theaters, increases in services fees on individual ticket sales and changes in our marketing and advertising strategies, offset in part by (b) a decrease in revenue of $2,505,400 from Theatre.com, our London ticketing operation, primarily as a result of shifting from Theatre.com handling its own sales to an arrangement with a third party ticket agency in September 2007. As a result of this arrangement, Theatre.com now recognizes revenue based on net commissions instead of gross ticket price. The decrease in Broadway Ticketing net revenues in Q2-08 from Q2-07 is primarily due to a decrease of $1,072,274 in revenue from Theatre.com as a result of the shifting of sales to a third party ticketing agency as noted above. Broadway Ticketing net revenue is generated from the sales of live theater tickets for Broadway, off-Broadway and London’s West End both online via Broadway.com and offline via 1-800-BROADWAY to domestic and international travel professionals, group buyers, tourists and New

York area theater patrons. Ticketing net revenue is recognized on the date of performance of the show. Ticketing net revenue received for performances yet to take place is recorded as “Deferred Revenue” in our accompanying condensed consolidated balance sheets.
     Ad Sales division net revenues were $5,423,012 for Y2-08 as compared to $5,192,171 for Y2-08, an increase of $230,841 or 4%, and such net revenues were $2,810,525 for Q2-08 as compared to $2,828,335 for Q2-07, a decrease of $17,810 or 1%. The increase in Ad Sales revenues in Y2-08 over Y2-07 is attributable primarily to increases in ad sales in CinemasOnline. The decrease in revenues in Q2-08 from Q2-07 is primarily attributable to a decrease in revenues from the Hollywood.com website. Ad sales revenues are generated from the sale of advertising and sponsorships on Hollywood.com as well as advertising sales by CinemasOnline. Hollywood Media also earns commissions on ad sales which Hollywood Media sells for placement on MovieTickets.com.
     Net revenues from our Intellectual Properties division were $742,040 for Y2-08 as compared to $478,693 for Y2-07, an increase of $263,347 or 55%, and such net revenues were $408,907 for Q2-08 as compared to $282,240 for Q2-07, an increase of $126,667 or 45%. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income is reported as Equity in Earnings of Unconsolidated Investees (discussed below).
EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES
     Equity in earnings of unconsolidated investees consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
NetCo Partners (a)	$6,413	$875	$2,974	$671
MovieTickets.com (b)	$1,311,100	—	$1,311,100	—

	$1,317,513	$875	$1,314,074	$671

(a)	NetCo Partners
     NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of earnings by NetCo Partners was a net gain of $6,413 for Y2-08 compared to $875 for Y2-07, an increase of $5,538. Hollywood Media’s 50% share of earnings was $2,974 for Q2-08, as compared to $671 for Q2-07 an increase of $2,303. NetCo Partners recognized $12,825 in income during Y2-08 and $5,948 for Q2-08.

     (b) MovieTickets.com
     Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture. Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees. Under applicable accounting principles, Hollywood Media has not recorded income from its investment in MovieTickets.com for Q2-08 and Q2-07 because accumulated losses from prior years exceed MovieTickets.com’s accumulated net income. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising. The results above include $1,311,100 in accrued dividends received by Hollywood Media in July of 2008.
OPERATING EXPENSES
     Cost of revenues — ticketing. Cost of revenues — ticketing was $49,782,868 for Y2-08 compared to $50,513,554 in Y2-07 for a decrease of $730,686 or 1%. Cost of revenues — ticketing for Q2-08 was $28,762,843 compared to $30,150,574 for a decrease of $1,387,731 or 5%. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals. As a percentage of ticketing revenue, cost of revenues — ticketing was 84% and 86% for Y2-08 and Y2-07, respectively, and 85% and 87% for Q2-08 and Q2-07, respectively. The decrease in cost of revenue as a percentage of ticketing revenue in Y2-08 compared to Y2-07 was due in large part to an increase in our service fees charged on individual ticket sales and increased sponsorships by affiliates, as well as the above-described change to a net revenue share business model in the U.K. at our Theatre.com ticketing site. This change at Theatre.com increased the profitability of the U.K. business even though Theatre.com’s revenue declined in Q2-08 compared to Q2-07 as described above. We continue to benefit from the pricing flexibility resulting from the 2007 regulatory changes in New York, which contributed to growth in our Broadway Ticketing margins. We have increased ticket pricing flexibility following the adoption of legislation in New York during 2007 that eliminated price caps on service fees on event tickets. We continue adjusting and evaluating our pricing models on our consumer sales. Our overall margin percentage on consumer ticket sales increased during Q2-08 as compared to Q2-07. The overall Broadway Ticketing segment’s gross margin percentage on ticket sales is influenced by the mix of consumer ticket sales and group sales, because group sales typically generate lower margin than consumer sales, and the consumer-to-group ratio varies from period to period.
     Editorial, production, development and technology. Editorial, production, development and technology costs include payroll and related expenses for the editorial and production staff responsible for (i) creating content and supporting ad sales on Hollywood Media’s websites, including Hollywood.com, and (ii) supporting ad sales on the MovieTickets.com website. These expenses also include Internet access and computer related expenses for the support and delivery of these information services, and fees and royalties paid to authors and co-editors for the Intellectual Properties segment. Editorial, production, development and technology costs were

$3,180,216 for Y2-08 as compared to $2,669,638 for Y2-07, an increase of $510,578 or 19%, and $1,566,843 for Q2-08 as compared to $1,362,063 for Q2-07, an increase of $204,780 or 15%. As a percentage of revenues from our Ad Sales, Cable TV, and Intellectual Properties segments, these costs were 50% and 46% for Y2-08 and Y2-07, respectively, and 47% and 43% for Q2-08 and Q2-07, respectively. These cost increases were due in large part to increased investment in the Ad Sales segment in terms of further development of our web sites and new hires in our production and editorial staff.
     Selling, General and Administrative.
     Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising representative firms and other parties). SG&A expenses for Y2-08 were $8,561,579 compared to $7,794,311 for Y2-07, an increase of $767,268 or 10%. SG&A expenses for Q2-08 were $4,105,835 compared to $3,724,871 in Q2-07, an increase of $380,964 or 10%. As a percentage of net revenue, SG&A expenses were 13% for Y2-08 as compared to 12% for Y2-07, and was 11% for Q2-08 as compared to 10% for Q2-07. The increase in SG&A expenses in Y2-08 as compared to Y2-07 was due primarily to the following: (i) increases in legal, consulting, repairs and maintenance, and online communications fees offset in part by reduced expenditures for audit and review services, internal control consultants and employee recruiting, (ii) increased travel expenses of approximately $133,000, (iii) increased marketing expense of $130,000 for the Ad Sales segment, and (iv) increased office rent and occupancy expense of $91,600. These increases were offset by a reduction in marketing expense of $317,000 for Theatre.com. The increase in SG&A expenses in Q2-08 as compared to Q2-07 was due in large part to the following: (i) increased legal, consulting, repairs & maintenance and online communications fees offset in part by reduced expenditure for audit and review services, (ii) increased bad debt expense of $88,000, and (iii) increased marketing expense of $110,000 for the Ad Sales segment. These increases were offset by a reduction in marketing expense of $346,000 for Theatre.com as a result of the change in business model discussed above.
     Payroll and Benefits.
     Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.
     Payroll and benefits expenses for Y2-08 were $8,030,321 compared to $8,074,525 for Y2-07, a decrease of $44,204 or 1%. Payroll and benefits expenses for Q2-08 were $4,115,078 compared to $4,120,580 for Q2-07, a decrease of $5,502 or 1%. As a percentage of net revenues, payroll and benefits expenses were approximately 12% for Y2-08 and Y2-07 respectively, and 11% for Q2-08 and Q2-07, respectively.
     The decrease in payroll and benefits costs in Y2-08 as compared to Y2-07 was due in part to cost cutting measures in the Cable TV division. The decrease from Q2-07 to Q2-08 was primarily due to cost cutting measures in the Cable TV division, offset by a slight increase in the Broadway Ticketing division.

     Depreciation and amortization.
     Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, and equipment under capital leases and amortization of intangible assets. Depreciation and amortization expense was $1,255,694 for Y2-08 as compared to $857,446 for Y2-07, an increase of $398,248 or 46%. Depreciation and amortization expense was $601,040 for Q2-08 as compared to $428,125 for Q2-07, an increase of $172,915 or 40%. The increases in Y2-08 and Q2-08 as compared to Y2-07 and Q2-07 are due to investments in computer equipment and new office space in New York City for our Broadway segment, as well as amortization on intangible assets purchased as part of the acquisition of Showtix.
     Interest, net.
     Interest, net was $300,333 for Y2-08 as compared to ($319,621) for Y2-07 and $122,199 for Q2-08 as compared to ($138,296) for Q2-07. The increase in Interest, net for Y2-08 and Q2-08 as compared to Y2-07 and Q2-07 was primarily attributable to the payoff of $7,000,000 principal amount of Senior Unsecured Notes in May 2007, accretion of debt discount, and increased income from interest bearing accounts.
LIQUIDITY AND CAPITAL RESOURCES
     Hollywood Media’s cash and cash equivalents were $20,946,053 at June 30, 2008 as compared to $26,758,550 at December 31, 2007. Our net working capital (defined as current assets less current liabilities) was $17,254,346 at June 30, 2008 as compared to $20,161,486 at December 31, 2007.
     Net cash used in operating activities from continuing operations during Y2-08 was $4,580,381, which cash usage was primarily attributable to the loss from continuing operations and a $753,835 increase in ticket inventories purchased for future performances. Net cash used in operating activities from continuing operations during Y2-07 was $4,656,047.
     Net cash used in investing activities from continuing operations during Y2-08 was $1,274,872, which net cash outlays included, among other things, $1,098,508 for capital expenditures and $137,821 for the acquisition of certain domain names to be used in the Ad Sales segment. Net cash used in investing activities from continuing operations during Y2-07 was $3,295,736, which net cash outlays included, among other things, $2,680,659 for the acquisition of Showtix and $629,804 for capital expenditures.
     Net cash provided by financing activities from continuing operations during Y2-08 was $42,756, which cash usage included; proceeds received from the exercise of stock options, partially offset by payments under capital lease obligations and outstanding notes payable. Net cash used in financing activities from continuing operations during Y2-07 was $6,851,438.
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

Capital Expenditures
     Hollywood Media’s capital expenditures during Y2-08 were approximately $1.1 million. We currently anticipate additional capital expenditures during 2008 of approximately $1.0 million including but not limited to expenditures for computer equipment, servers and costs associated with web site development. These anticipated 2008 capital expenditures exclude amounts related to business acquisitions, if any.
Outlook
     Our cash and cash equivalents generated from the sales of our Baseline/StudioSystems and Showtimes businesses in fiscal 2006 and fiscal 2007, respectively, have provided substantial additional working capital for Hollywood Media, and we have utilized portions of such working capital for various corporate purposes and business activities including, among other things, the repayment of debt and the purchase of the Showtix business referenced above, improvements and investments in various aspects of our Broadway Ticketing and Ad Sales divisions, and for the repurchase of shares of Hollywood Media’s common stock pursuant to our previously announced stock repurchase program (discussed below). Our businesses have required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate will be satisfied from our cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through June 30, 2009. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to more than offset operating expenses.
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
Off-Balance Sheet Arrangements
     At June 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”
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
     Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the estimated collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $1,166,082 and $1,166,425 at June 30, 2008 and December 31, 2007, respectively. The allowance is primarily attributable to receivables due from customers of CinemasOnline. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

     Ticketing Revenue Recognition
     Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational organizations. Proceeds from these sales received in advance of the corresponding performance of the show are included in “Deferred Revenue” in our accompanying condensed consolidated balance sheets at the time of receipt and are recognized as revenue in the period the performance of the show occurs.
     Gift certificate revenue is derived from the sale of gift certificates, for Broadway, off-Broadway, London shows and Dinner and Show sales to individuals, groups, travel agencies, tour groups and corporate programs. Proceeds from these sales are included in “Deferred Revenue” in our accompanying condensed consolidated balance sheets at the time of receipt and, if redeemed, are recognized as revenue in the period the performance of the show occurs or upon expiration of the unredeemed gift certificate. Gift certificates issued after March 22, 2007 do not expire. Prior to March 22, 2007, gift certificates were issued with a one-year expiration from the date of issuance.
     Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in our accompanying condensed consolidated balance sheets at the time of receipt and are recognized as revenue on the day of departure from the hotel.
     Dinner voucher revenue is derived from the sale of dinner vouchers for meals at restaurants in New York City to individuals and groups. Proceeds from these sales are recorded on a net basis and are included in “Customer Deposits” in our accompanying condensed consolidated balance sheets at the time of receipt and are recognized as revenue on the date the voucher is presented or upon expiration of the voucher.
     In July 2000, the Emerging Issues Task Force of the FASB reached a consensus on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Hollywood Media’s existing accounting policies conform to the EITF consensus. Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in our accompanying condensed consolidated statements of operations. Hotel revenues packages and vouchers sold for New York restaurants are reported on a net basis and are included in “Ticketing Revenues” in our accompanying condensed consolidated statements of operations.

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
     We evaluate the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values. We determined fair value as the net present value of future cash flows. Based on these evaluations, there were no adjustments to the carrying value of long lived assets in Q2-08 or Q2-07.
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
     As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1 as its annual impairment test date and has conducted the required testing on that date each year commencing in 2002. As of June 30, 2008, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we apply a hypothetical 10% decrease to the fair values of each reporting unit. We do not believe this hypothetical decrease would result in the impairment of goodwill of any reporting unit as of June 30, 2008.

Inflation and Seasonality
     Although we cannot accurately determine the precise effects of inflation, we do not believe inflation has a material effect on revenue or results of operations. We consider our business to be somewhat seasonal and expect net revenues to be generally higher during the second and fourth quarters of each fiscal year for our Tekno Books book licensing business as a result of the general publishing industry practice of paying royalties semi-annually. The Broadway Ticketing Business is also affected by seasonal variations with net revenues generally higher in the second quarter as a result of increased sales volumes due to the Tony Awards© and in the fourth quarter due to increased sales levels during the holiday period. In addition, although not seasonal, our Intellectual Properties division and NetCo Partners both experience fluctuations in their respective revenue streams, earnings and cash flow as a result of the amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. The recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

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
     We have an investment in a subsidiary in the United Kingdom and sell our services into this foreign market. Our foreign exposures, defined as assets denominated in foreign currency less liabilities denominated in foreign currency, for the United Kingdom at June 30, 2008 and December 31, 2007 of U.S. dollar equivalents was $871,376 and $1,420,089, respectively.
     Our United Kingdom subsidiary sells services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% decrease in the value of the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $136,963 for the quarter ended June 30, 2008.
     As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decrease in the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation gain of $87,138 for the quarter ended June 30, 2008. However, a larger decline in the British foreign currency could have a larger and possibly material affect.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of June 30, 2008, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.
     As previously reported in Hollywood Media’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2008, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2007 and included its Report on Internal Control Over Financial Reporting in such Form 10-K. The Report on Internal Control over Financial Reporting concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business, which are more fully described in such Form 10-K, constituted a material weakness in Hollywood Media’s internal control over financial reporting. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2008, Hollywood Media had not remediated this material weakness.
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
Recent Sales of Unregistered Securities
     Hollywood Media did not issue any securities during the quarter ended June 30, 2008, in transactions that were not registered under the Securities Act of 1933.
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
     The following table provides information with respect to common stock purchases by Hollywood Media during the second quarter of 2008. For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources — Authorization of Stock Repurchase Program” in Part 1, Item 2 of this Form 10-Q Report.

Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
April 1, 2008 through April 30, 2008	—	$—	—	$—
May 1, 2008 through May 31, 2008	—	—	—	—
June 1, 2008 through June 30, 2008	—	—	—	—
Total	—	$—	—	$4,895,796 (1)

(1)	As of June 30, 2008, calculated by subtracting (i) the total price paid for all shares purchased under the repurchase program from inception through June 30, 2008 of $5,104,204, from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the plan.

ITEM 6. EXHIBITS

Exhibit	Description	Location

31.1	Certification of Chief Executive Officer. (Section 302)	(*)

31.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 302)	(*)

32.1	Certification of Chief Executive Officer. (Section 906)	(*)

32.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 906)	(*)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: August 6, 2008	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive
Officer (Principal executive officer)

Date: August 6, 2008	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer
(Principal accounting officer)