Form 10-Q
period 2008-09-30
HOLLYWOOD MEDIA CORP
filed 2008-11-10
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐     No ☒
As of November 6, 2008, there were 31,614,274 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

[2]

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,279,571	$26,758,550
Receivables, net	1,505,820	2,033,702
Inventories held for sale	7,810,684	3,950,578
Deferred ticket costs	12,910,215	16,481,861
Prepaid expenses	1,531,855	2,167,109
Other receivables	1,524,644	3,877,167
Other current assets	217,682	629,298
Restricted cash	2,600,000	—
Current assets of discontinued operations	—	1,124,714

Total current assets	42,380,471	57,022,979

PROPERTY AND EQUIPMENT, net	4,505,758	4,486,620
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	285,353	286,985
INTANGIBLE ASSETS, net	1,104,227	1,071,658
GOODWILL	28,915,993	29,343,440
OTHER ASSETS	44,710	54,993
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	—	1,712,161

TOTAL ASSETS	$77,236,512	$93,978,836

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,375,013	$3,380,403
Accrued expenses and other	3,918,585	4,403,088
Deferred revenue	19,231,341	24,235,125
Customer deposits	1,460,651	1,928,357
Current portion of capital lease obligations	160,696	141,809
Current portion of notes payable	54,161	53,422
Related party payable	3,079,119	—
Current liabilities of discontinued operations	—	2,719,289

Total current liabilities	29,279,566	36,861,493

DEFERRED REVENUE	513,213	544,491
CAPITAL LEASE OBLIGATIONS, less current portion	158,831	255,971
OTHER DEFERRED LIABILITY	875,695	616,413
NOTES PAYABLE, less current portion	59,054	94,289
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	5,776

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 32,095,552 and 31,897,983 shares issued and outstanding at September 30, 2008 and
December 31, 2007, respectively	320,956	318,980
Additional paid-in capital	311,101,304	310,120,531
Accumulated deficit	(265,072,107)	(254,839,108)

Total shareholders’ equity	46,350,153	55,600,403

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,236,512	$93,978,836

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

[3]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
NET REVENUES
Ticketing	$83,044,397	$83,930,445	$23,981,802	$25,079,163
Other	4,995,369	4,639,588	1,540,980	1,678,807

	88,039,766	88,570,033	25,522,782	26,757,970

OPERATING COSTS AND EXPENSES
Cost of revenues — ticketing	69,416,062	71,098,696	19,633,194	20,585,142
Editorial, production, development and technology (exclusive of depreciation and amortization shown separately below)	2,685,058	2,584,715	783,695	915,921
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	10,098,009	10,348,169	3,143,408	3,410,662
Payroll and benefits	10,249,690	10,157,783	3,475,737	3,444,605
Depreciation and amortization	1,451,359	1,014,422	466,093	358,641

Total operating costs and expenses	93,900,178	95,203,785	27,502,127	28,714,971

Loss from operations	(5,860,412)	(6,633,752)	(1,979,345)	(1,957,001)

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES	1,312,622	2,061	(4,891)	1,186

OTHER INCOME (EXPENSE)
Interest, net	392,104	(87,458)	91,771	232,163
Other, net	(40,273)	62,033	(6,691)	21,076

Loss from continuing operations before minority interest	(4,195,959)	(6,657,116)	(1,899,156)	(1,702,576)

MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(97,573)	(21,488)	(31,751)	(21,106)

Loss from continuing operations	(4,293,532)	(6,678,604)	(1,930,907)	(1,723,682)

Gain (loss) on sale of discontinued operations, net of income taxes	(4,303,717)	9,953,105	(4,303,717)	9,953,105
Income (loss) from discontinued operations	(1,635,750)	319,315	(114,975)	(133,481)

Income (loss) from discontinued operations	(5,939,467)	10,272,420	(4,418,692)	9,819,624

Net Income (Loss)	$(10,232,999)	$3,593,816	$(6,349,599)	$8,095,942

Basic and diluted income (loss) per common share
Continuing operations	$(0.13)	$(0.20)	$(0.06)	$(0.05)
Discontinued operations	(0.19)	0.31	(0.14)	0.29

Total basic and diluted net income (loss) per share	$(0.32)	$0.11	$(0.20)	$0.24

Weighted average common and common equivalent shares outstanding — basic and diluted	31,971,997	33,439,931	32,095,554	33,613,357

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

[4]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,232,999)	$3,593,816
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income (loss) from discontinued operations	5,939,467	(10,272,420)
Depreciation and amortization	1,451,359	1,014,422
Amortization of discount on senior unsecured notes	—	624,601
401(k) stock match	148,637	166,126
Equity in earnings of unconsolidated investees, net of return of invested capital	1,632	(1,585)
Stock option expense	87,870	127,047
Compensation expense on employee stock issuances	—	170,110
Amortization of deferred compensation costs	487,500	487,500
Provision for bad debts	299,053	383,779
Minority interest in earnings of subsidiaries, net of distributions to minority owners	97,573	(48,189)

Changes in assets and liabilities:
Receivables	228,829	(332,594)
Inventories held for sale	(3,860,106)	(3,404,053)
Deferred ticket costs	3,571,646	(1,649,310)
Prepaid expenses	635,254	251,380
Other receivables	2,377,262	554,548
Other current assets	411,616	(11,774)
Other assets	10,283	(11,500)
Accounts payable	(2,161,965)	1,058,537
Accrued expenses and other	211,833	(2,338,390)
Deferred revenue	(5,035,062)	925,916
Customer deposits	(467,706)	(454,707)
Other deferred liability	259,282	424,450

Net cash used in operating activities — continuing operations	(5,538,742)	(8,742,290)
Net cash (used in) provided by operating activities — discontinued operations	(2,717,075)	1,929,215

Net cash used in operating activities	(8,255,817)	(6,813,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,090,268)	(1,745,879)
Acquisition of businesses, net of cash acquired	(43,313)	(2,690,659)
Proceeds from sale of assets	169,387	25,460,809
Acquisition of intangible assets	(17,000)	(50,871)
Proceeds from property and equipment sales	48,565	10,010
Loss on disposition of assets	—	950
Restricted cash	—	90,000

Net cash (used in) provided by investing activities — continuing operations	(932,629)	21,074,360
Net cash used in investing activities — discontinued operations	(3,274,868)	(396,041)

Net cash (used in) provided by investing activities	(4,207,497)	20,678,319

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from exercise of stock options	122,900	203,824
Payments under capital lease obligations	(108,498)	(56,935)
Payment of notes payable	(34,496)	60,495
Warrants issued for consulting services	4,429	—
Extinguishment of senior unsecured notes	—	(7,000,000)

Net cash used in financing activities — continuing operations	(15,665)	(6,792,616)
Net cash used in financing activities — discontinued operations	—	(7,972)

Net cash used in financing activities	(15,665)	(6,800,588)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,478,979)	7,064,656

CASH AND CASH EQUIVALENTS, beginning of period	26,758,550	27,448,649

CASH AND CASH EQUIVALENTS, end of period	$14,279,571	$34,513,305

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$50,545	$247,510

Taxes paid	$462,079	$758,359

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

[5]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1)     BASIS OF PRESENTATION AND CONSOLIDATION:
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position and results of operations. The results of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of the results of operations or cash flows, which may result for the remainder of 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.
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

[6]

     The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants totaled 2,625,428 shares for the nine and three months ended September 30, 2008 and 2,851,928 shares for the nine and three months ended September 30, 2007, and such shares were excluded from the calculation of diluted loss per share for the nine and three months ended September 30, 2008 and 2007, because their impact was anti-dilutive to the loss per share from continuing operations. Unvested shares are not included in the basic calculation until vesting occurs. There were no unvested shares as of September 30, 2008. There were 200,000 unvested shares as of September 30, 2007.
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
     The portion of receivable and inventory balances that relate to the sales of tickets to groups, individuals and travel agencies for Broadway and other live theater shows are, with isolated exceptions, for shows or performances that take place at venues in New York, New York, a major metropolitan area reported by relevant United States Government agencies as subject to the threat of terrorist acts from time to time. Hollywood Media recognizes that the occurrence of such a terrorist act, a labor strike or dispute, or any other significant civil disturbance occurring in New York City could lead to closures of available performance venues for which Hollywood Media may not receive reimbursement of ticket costs and/or payment on outstanding receivables, and could adversely impact the normal conduct of its operations within New York City for an indefinite period of time.
     Receivables
     Receivables consist of amounts due from (a) customers who purchased live theater tickets, (b) box offices for commission on live theater tickets sold to groups and refunds for performances that did not occur, (c) publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable and (d) advertising customers in the U.K. and Ireland relating to our plasma TV business and advertising on posters, brochures and theater websites.
     Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the estimated collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $912,243 and $1,146,536 at September 30, 2008 and December 31, 2007, respectively. The allowance is primarily attributable to receivables due from customers of the U.K. based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”) and Theatre Direct NY, Inc. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s condensed consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their wide geographic dispersion.

[7]

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
     Gift certificate revenue is derived from the sale of (i) gift certificates for Broadway, off-Broadway and London shows and (ii) dinner and show sales to individuals, groups, travel agencies, tour groups and corporate programs. Proceeds from these sales are included in our accompanying condensed consolidated balance sheets at the time of receipt and, if redeemed, are recognized as revenue in the period the performance of the show occurs or upon expiration of the unredeemed gift certificate. Gift certificates issued on or after March 22, 2007 do not expire. Prior to March 22, 2007, gift certificates expired one year after the date of issuance.
     Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups. Proceeds from these sales are included in “Customer Deposits” in our accompanying condensed consolidated balance sheets at the time of receipt and are recognized as revenue on the day of departure from the hotel.
     Dinner voucher revenue is derived from the sale of dinner vouchers for meals at restaurants in New York City to individuals and groups. Proceeds from these sales are included in “Customer Deposits” in our accompanying condensed consolidated balance sheets at the time of receipt and are recognized as revenue on the date the voucher is presented or upon expiration of the voucher.
     In July 2000, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Hollywood Media’s existing accounting policies conform to the EITF consensus. The Company is the primary obligor and as a general rule will follow the applicable box office’s return policy. However, for customer service purposes the Company will make exceptions under certain circumstances, if a customer is dissatisfied or could not attend a performance and the theatre does not issue a refund. In addition, customers can purchase insurance and return the tickets to the Company up to three days prior to the performance date. Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in our accompanying condensed consolidated statements of operations. Hotel revenues packages and vouchers sold for New York restaurants are reported on a net basis and are included in “Ticketing Revenues” in our accompanying condensed consolidated statements of operations.

[8]

     Segment Information
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) issued by the FASB establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosure regarding Hollywood Media’s business segments is contained in Note 7 in accordance with the requirements of SFAS No. 131.
     Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively. Management will adopt SFAS No. 141 (R) for businesses acquired subsequent to December 31, 2008, if any.
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

[9]

     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP becomes effective for the Company on January 1, 2009. Management does not expect the adoption of FSP 142-3 to have a material impact on its consolidated financial position, results of operations or cash flows.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP. The previous U.S. GAAP hierarchy existed within the American Institute of Certified Public Accountants’ statements on auditing standards, which are directed to the auditor rather than the reporting entity. SFAS No. 162 moves the U.S. GAAP hierarchy to the accounting literature, thereby directing it to reporting entities, which are responsible for selecting accounting principles for financial statements that are presented in conformity with U.S. GAAP. The Company will adopt SFAS No. 162 when it becomes effective which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.
     In June 2008, the FASB issued EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities”, effective for financial statements issued for fiscal years beginning after December 15, 2008. Under this EITF, the FASB addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, thereby impacting the calculation of earnings per share. If it is determined that the share-based payment is a participating security, a two-class method of calculating EPS may be required. Management does not expect the adoption of this EITF to have a material impact on its earnings per share.
(3)     DISCONTINUED OPERATIONS:
     Showtimes.com, Inc.
     On August 24, 2007, Hollywood Media entered into and simultaneously closed on a definitive asset purchase agreement with West World Media and its principal, a former employee, pursuant to which Hollywood Media sold to West World Media substantially all of the assets of its Showtimes business, for a cash purchase price of $23,000,000, subject to a working capital post-closing adjustment. The working capital post-closing adjustment was a price reduction of $114,454, which was paid by Hollywood Media to West World Media in January 2008.
     The Showtimes business included the CinemaSource, EventSource and ExhibitorAds operations and constituted the remainder of Hollywood Media’s Data Business Division, which previously included the Baseline/StudioSystems business unit until it was sold to The New York Times in August 2006.

[10]

     Hollywood.com and Totally Hollywood TV
     On August 21, 2008, Hollywood Media entered into a purchase agreement (the “Purchase Agreement”) with R&S Investments, LLC (“Purchaser”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”). The Purchaser is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. Pursuant to the Purchase Agreement, Hollywood Media sold the Hollywood.com Business to Purchaser for a potential purchase price of $10.0 million, which includes $1.0 million in cash which was paid to Hollywood Media at closing and potential earn-out payments totaling $9.0 million.
     The earn-out payments will equal the greater of 10 percent of gross revenue or 90 percent of EBITDA (as defined in the Purchase Agreement) for the Hollywood.com Business until the earn-out is fully paid. The Company considers the $9.0 million in potential earn-out payments to be contingent consideration. Thus, the Company will not record a receivable and any corresponding gain until the contingencies have been met. The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable is recorded. If a subsequent change of control of the Hollywood.com Business, or a portion thereof, occurs before the earn-out is fully paid, the remaining portion of the earn-out would be paid immediately upon such an event, up to the amount of the consideration received less related expenses. If the aggregate proceeds received in such a change of control are less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. If the Hollywood.com Business, or a portion thereof, is resold within three years, Hollywood Media will also receive 5 percent of any sale proceeds above $10.0 million. In connection with the sale, Hollywood Media has established an escrow account to fund negative EBITDA (as defined in the Purchase Agreement) of the acquired business as necessary, up to a total of $2.6 million. At the end of the two-year escrow period, August 20, 2010, any balance in the escrow account will be distributed to Hollywood Media. In addition, Hollywood Media paid $400,000 to the Purchaser for working capital adjustments at closing. As of September 30, 2008, the $2.6 million and the $400,000 were included in “Gain (loss) on sale of discontinued operations” in our accompanying condensed consolidated statements of operations. Pursuant to Staff Accounting Bulletin (“SAB”) Topic 5-E, the Company must consider if it has transferred risks of ownership, which the Company has considered and concluded that the risks of ownership have been transferred. The allocation of the purchase price is pending valuation from third party experts which is expected to be finalized during 2008.
     Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company’s condensed consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the Hollywood.com Business discontinued operations. The Company believes the sale of Hollywood.com qualifies for discontinued operations treatment under SFAS No. 144. The assets and liabilities of such operations have been classified as current or long term “Assets of discontinued operations” and current and long term “Liabilities of discontinued operations” in the accompanying December 31, 2007 condensed consolidated balance sheet, consisting of the following:

[11]

December 31, 2007
(unaudited)
Current assets	$1,124,714
Property and equipment, net	403,500
Other assets	8,800
Intangibles	406,164
Goodwill	893,697

Total assets of discontinued operations	$2,836,875

Current liabilities	$2,719,289
Long-term liabilities	5,776

Total liabilities of discontinued operations	$2,725,065

     Results from Discontinued Operations
     The net income (loss) from discontinued operations includes the gain from the sale of Showtimes.com, loss on sale of the Hollywood.com Business, the operating income from Showtimes.com and the operating loss from the Hollywood.com Business which have been classified in the accompanying condensed consolidated statements of operations as “Income (loss) from discontinued operations.” Summarized results of discontinued operations for the nine and three months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenue	$3,948,495	$8,598,931	$1,055,240	$2,484,702

Income (loss) from discontinued operations	$(1,635,750)	$319,315	$(114,975)	$(133,481)
Gain (loss) on sale of discontinued operations, net of income taxes of $0 for the nine and three months ended September 30, 2008 and $839,061 for the nine and three months ended September 30, 2007, respectively	(4,303,717)	9,953,105	(4,303,717)	9,953,105

Income (loss) from discontinued operations, net of income taxes	$(5,939,467)	$10,272,420	$(4,418,692)	$9,819,624

(4)     ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:
Showtix Acquisition
     On February 1, 2007, Hollywood Media through its wholly-owned subsidiary Theatre Direct NY, Inc. (“Theatre Direct”) entered into a definitive asset purchase agreement with Showtix LLC (“Showtix”) and each of its members for the acquisition by Theatre Direct of substantially all of the assets of Showtix. Showtix was a full service, licensed group ticketing sales agency that sells tickets for Broadway and Off-Broadway theatrical performances. The

[12]

acquisition was completed and closed on February 1, 2007. The acquisition allows Theatre Direct to increase its presence in the Broadway ticketing industry. The aggregate purchase consideration was $2,738,796, including $2,600,000 in cash and $138,796 of acquisition costs. In addition, Showtix is also entitled to receive up to $370,000 in potential periodic cash earn-outs as defined in the agreement. During the first quarter of 2008, Hollywood Media paid Showtix $43,313 pursuant to the first annual earnout then due. During the first quarter of 2008, Hollywood Media completed its evaluation of the acquired assets and liabilities which resulted in the recording of certain intangible assets (customer lists and non-competition agreements), which are being amortized over 6 years and 5 years, respectively. The fair market value of these intangible assets on the date of acquisition was $470,760 and the reconciliation of the purchase price has been adjusted to reflect this value. A reconciliation of the purchase price is provided below:

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
     The results of operations of Showtix have been included in Hollywood Media’s consolidated results of operations since the date of acquisition (February 1, 2007). The following are Hollywood Media’s pro forma results for the nine months ended September 30, 2007.

[13]

Nine Months Ended
September 30, 2007
(unaudited)
Proforma net revenues	$89,306,338

Proforma net (loss) gain	$3,575,515

Proforma net income per share	$0.11

Proforma weighted average common and common equivalent shares	33,439,931
(5)     DEBT:
     Senior Unsecured Notes
     On November 23, 2005, Hollywood Media issued and sold $7,000,000 aggregate principal amount of its Senior Unsecured Notes (the “Senior Notes”) for aggregate gross cash proceeds of $7,000,000. The notes carried an 8% annual interest rate and an initial 12 month term, on which interest was payable in quarterly installments commencing December 31, 2005. The principal was payable in cash or, at Hollywood Media’s option, in shares of Hollywood Media’s common stock valued on a per share basis at a 5% discount from the 20-day volume-weighted average market price per share of the common stock as of the payment date, subject to certain conditions to such option including but not limited to the requirement that the shares be registered for resale. Hollywood Media’s proceeds related to the issuance, net of issuance costs, were $6,595,690. The holders of the Senior Notes also received warrants (the “Warrants”) to purchase 700,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share. In March 2006, Hollywood Media exercised its option under the terms of the Senior Notes to extend the maturity date of the Senior Notes to May 23, 2007 in exchange for the delivery of additional five-year Warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock with an exercise price per share at $4.29. The Senior Notes were not convertible at the option of the holders.
     On May 18, 2007, the $7,000,000 principal amount of the Senior Notes, together with all accrued and unpaid interest thereon, was paid in full in accordance with the provisions of the Senior Notes.
     Upon issuance, Hollywood Media recognized the value attributable to the 700,000 issued Warrants in the amount of $1,865,037 as a discount against the Senior Notes. The Company valued the Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.45%, an expected volatility of 69.4% and a five-year life; the fair value of the Warrants was determined to be $2.66 per share. An additional discount of $286,000 was recorded in conjunction with the 100,000 extension Warrants issued in March of 2006. The Company valued the additional Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.73%, an expected volatility of 64.2% and an approximate five year life; the fair value of the Warrants was determined to be $2.86 per share. The debt discount attributed to the value of the Warrants issued was amortized over the life of the Senior Notes as interest expense using the effective yield method. Such amortization expense amounted to $624,601 and $0 for the nine and three months ended September 30, 2007, respectively.

[14]

     Registration Payment Arrangement
     As required by the registration rights agreement entered into in connection with the above mentioned Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants that was declared effective by the SEC on March 3, 2006, and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effective date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act. If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”) in violation of the agreement, and if there are no applicable defenses or limitations under the agreement or at law or otherwise, Hollywood Media would be required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period. As of September 30, 2008, none of the Warrants have been exercised, no Warrant shares have been issued, and the registration statement continues to be effective.
     In accordance with EITF 00-19-2, Hollywood Media is required to calculate the maximum potential amount of consideration payable pursuant to registration payment arrangements, even if the likelihood of payments under such arrangements is remote. EITF 00-19-2 is applicable to financial statements issued for fiscal years beginning after December 15, 2006 and any interim periods therein. Assuming for purposes of this calculation that (i) all of the Warrants were exercised on September 30, 2008, (ii) the Warrant shares issued upon such exercise are available for resale under Rule 144(k) on September 30, 2009, (iii) the registration statement ceased to be effective in violation of the agreement on September 30, 2008 and does not become effective again before September 30, 2009, the remainder of the required registration period, and (iv) that there are no applicable defenses or limitations under the agreement or at law or otherwise, the maximum potential amount of consideration payable by Hollywood Media to the holders of Warrant shares would be $635,000. Management does not believe that any significant material payments are likely under this registration payment arrangement.
(6)     COMMON STOCK:
     During the Nine Months Ended September 30, 2008:
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

[15]

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

[16]

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

[17]

(7)     SEGMENT REPORTING:
     Hollywood Media’s reportable segments are Broadway Ticketing, Ad Sales, Intellectual Properties, and Other. The Broadway Ticketing segment sells tickets and related hotel and restaurant packages for live theater events on Broadway, Off-Broadway and London’s West End, both online and offline, to individual consumers, groups and domestic and international travel professionals, including travel agencies, tour operators and educational institutions. This segment also generates revenue from the sale of sponsorships on Broadway.com. The Ad Sales segment sells advertising through CinemasOnline on cinema and theater websites and plasma TV displays in the U.K. and Ireland and holds Hollywood Media’s investment in MovieTickets.com. The Intellectual Properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. The Other segment is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses such as audit fees, proxy costs, insurance, centralized information technology, and includes consulting fees and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media and its Independent Registered Public Accounting Firm to make an assessment of and report on internal control over financial reporting.
     Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts. There are no intersegment sales or transfers.
     The following table provides summary financial information, for continuing operations only, regarding Hollywood Media’s reportable segments:

	Nine months ended September 30,		Three months ended September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net Revenues:
Broadway Ticketing	$83,044,397	$83,930,445	$23,981,802	$25,079,163
Ad Sales	3,959,304	3,842,545	1,246,955	1,360,457
Intellectual Properties	1,036,065	797,043	294,025	318,350
Other	—	—	—	—

	$88,039,766	$88,570,033	$25,522,782	$26,757,970

Operating Income (Loss):
Broadway Ticketing	$2,338,563	$1,808,754	$858,702	$857,000
Ad Sales	(317,053)	(415,739)	(86,482)	(210,599)
Intellectual Properties	211,100	41,351	67,879	41,472
Other	(8,093,022)	(8,068,118)	(2,819,444)	(2,644,874)

	$(5,860,412)	$(6,633,752)	$(1,979,345)	$(1,957,001)

Capital Expenditures:
Broadway Ticketing	$656,857	$1,313,097	$150,562	$1,156,196
Ad Sales	194,140	260,187	47,670	63,798
Intellectual Properties	897	—	897	—
Other	238,374	172,595	202,051	56,214

	$1,090,268	$1,745,879	$401,180	$1,276,208

Depreciation and Amortization Expense:
Broadway Ticketing	$657,295	$266,151	$197,775	$96,747
Ad Sales	463,879	394,549	152,222	140,168
Intellectual Properties	75	—	75	—
Other	330,110	353,722	116,021	121,726

	$1,451,359	$1,014,422	$466,093	$358,641

[18]

	September 30,	December 31,
	2008	2007
	(unaudited)
Segment Assets:
Broadway Ticketing	$35,234,069	$40,149,871
Ad Sales	26,408,676	24,728,230
Intellectual Properties	858,479	739,078
Other	14,735,288	28,361,657

	$77,236,512	$93,978,836

(8)     CERTAIN COMMITMENTS AND CONTINGENCIES:
     Litigation
     Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business.
(9)     MOVIETICKETS.COM:
     Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture. Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees. Under applicable accounting principles, Hollywood Media has not recorded income from its investment in MovieTickets.com because accumulated losses from prior years exceed MovieTickets.com’s accumulated net income. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising. A dividend of $1,311,100 is included in “Equity in Earnings of Unconsolidated Investees” in our accompanying condensed consolidated statement of operations, which was received by Hollywood Media in July of 2008.
(10)     RELATED PARTY TRANSACTIONS:
     Hollywood Media entered into a purchase agreement with an entity owned by Hollywood Media’s Chief Executive Officer and President for the sale of the Hollywood .com Business. For additional information about this transaction, see Note 3 “Discontinued Operations” in these Notes to the Condensed Consolidated Financial Statements. Pursuant to this purchase agreement, Hollywood Media entered into a Transition Services Agreement (“TSA”) with the Hollywood.com Business to provide certain temporary administrative services, which Hollywood Media did solely to provide for an orderly transition of administrative services. Hollywood Media is reimbursed by the Hollywood.com Business for out of pocket costs and incremental expenses incurred in providing services under the TSA. In addition, Hollywood Media continues to process cash receipts for outstanding receivables where vendors have not yet changed the remittance name.
     As of September 30, 2008, the Company accrued the amount of $3,079,119, which is included in “Related party payable” in our accompanying condensed consolidated balance sheets. The related party accrual included $479,119 owed to the purchaser for collections received by Hollywood Media on behalf of the Hollywood.com Business, netted by monies due Hollywood Media for services under the TSA, and $2,600,000 for estimated losses to be funded by Hollywood Media pursuant to the purchase agreement. The funding of losses pursuant to the purchase agreement is capped at $2,600,000, which was placed in an escrow account by Hollywood Media at closing and is included in “Restricted cash” in our accompanying condensed consolidated balance sheets.

[19]

(11)     RECLASSIFICATION:
     Certain expenses previously included in and “Editorial, production, development and technology” in the Company’s condensed consolidated statements of operations were reclassified to “Cost of revenues — ticketing” commencing with the second quarter of 2008.
(12)     SUBSEQUENT EVENTS:
     Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10.0 million of its cash and cash equivalents to repurchase shares of its outstanding common stock. Pursuant to the repurchase program, Hollywood Media purchased 481,278 shares of its common stock in a privately negotiated transaction in October 2008 for $649,725, or an average price of $1.35 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
     Certain statements in this Item 2 or elsewhere in this Form 10-Q, or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:
•	our continuing operating losses,

•	negative cash flows and accumulated deficit,

•	the need to manage our growth,

•	our ability to develop and maintain strategic relationships, including but not limited to relationships with exhibitors and live theater venues,

•	our ability to compete with other online ticketing services and other competitors,

•	our ability to maintain and obtain sufficient capital to finance our growth and operations,

•	our ability to realize anticipated revenues and cost efficiencies,

•	technology risks and risks of doing business over the Internet,

•	government regulation,

[20]

•	adverse economic factors such as recession, war, terrorism, international incidents or labor strikes and disputes,

•	our ability to achieve and maintain effective internal controls,

•	dependence on our founders, and our ability to recruit and retain key personnel, and

•	the volatility of our stock price.
     Hollywood Media is also subject to other risks detailed herein or detailed in our Annual Report on Form 10-K for the year ended December 31, 2007 and in other filings made by Hollywood Media with the Securities and Exchange Commission.
     Because these forward-looking statements are subject to risks and uncertainties, we caution you not to place undue reliance on these statements, which speak only as of the date of this Form 10-Q. We do not undertake any responsibility to review or confirm analysts’ expectations or estimates or to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Form 10-Q, except as required by law. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity or achievements and neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.
Overview
     Hollywood Media is comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties. Our Broadway Ticketing business includes Broadway.com, 1-800-Broadway, Theatre Direct and Theatre.com. Hollywood Media’s businesses also include an intellectual property business, the U.K. based CinemasOnline companies and a minority interest in MovieTickets.com.
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
     Ad Sales Division.
     Hollywood Media’s Ad Sales Division is comprised of the U.K. based CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”) and holds Hollywood Media’s investment in MovieTickets.com. CinemasOnline maintains websites for cinemas and theaters in the U.K. in exchange for the right to sell advertising on such websites. CinemasOnline also provides other marketing services, including advertising sales on plasma TV screens placed in various venues throughout the U.K. and Ireland, such as cinemas, hotels and car dealerships. MovieTickets.com, Inc. is one of the two leading destinations for the purchase of movie tickets through the Internet. MovieTickets.com is an online ticketing service owned by a joint venture formed by Hollywood Media and several major movie exhibitor chains. Hollywood Media currently owns 26.2% of the equity of MovieTickets.com.

[21]

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
     The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the nine months ended September 30, 2008 (“Y3-08”) and 2007 (“Y3-07”), and the three months ended September 30, 2008 (“Q3-08”) and 2007 (“Q3-07”), respectively:

			Intellectual
	Broadway		Properties
	Ticketing	Ad Sales	(a)	Other	Total
Y3-08 (unaudited)

Net Revenues	$83,044,397	$3,959,304	$1,036,065	$—	$88,039,766
Operating Expenses	80,705,834	4,276,357	824,965	8,093,022	93,900,178

Operating Income (Loss)	$2,338,563	$(317,053)	$211,100	$(8,093,022)	$(5,860,412)

% of Total Net Revenue	94%	5%	1%	—	100%

Y3-07 (unaudited)

Net Revenues	$83,930,445	$3,842,545	$797,043	$—	$88,570,033
Operating Expenses	82,121,691	4,258,284	755,692	8,068,118	95,203,785

Operating Income (Loss)	$1,808,754	$(415,739)	$41,351	$(8,068,118)	$(6,633,752)

% of Total Net Revenue	95%	4%	1%	—	100%

[22]

			Intellectual
	Broadway		Properties
	Ticketing	Ad Sales	(a)	Other	Total
Q3-08 (unaudited)

Net Revenues	$23,981,802	$1,246,955	$294,025	$—	$25,522,782
Operating Expenses	23,123,100	1,333,437	226,146	2,819,444	27,502,127

Operating Income (Loss)	$858,702	$(86,482)	$67,879	$(2,819,444)	$(1,979,345)

% of Total Net Revenue	94%	5%	1%	—	100%

Q3-07 (unaudited)

Net Revenues	$25,079,163	$1,360,457	$318,350	$—	$26,757,970
Operating Expenses	24,222,163	1,571,056	276,878	2,644,874	28,714,971

Operating Income (Loss)	$857,000	$(210,599)	$41,472	$(2,644,874)	$(1,957,001)

% of Total Net Revenue	94%	5%	1%	—	100%

a.	Does not include Hollywood Media’s 50% interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media’s share of the income (loss) is reported as Equity in Earnings of Unconsolidated Investees (discussed below).
Composition of our segments is as follows:
•	Broadway Ticketing — sells tickets and related hotel and restaurant packages via Broadway.com, 1-800-BROADWAY and TDI to live theater events on Broadway, Off-Broadway and London’s West End, to individual consumers, groups and domestic and international travel professionals, including travel agencies, tour operators, and educational institutions. Beginning in late September 2007, sales for events in London’s West End are fulfilled through a partnership arrangement between Theatre.com and a London-based ticket agency. This segment also generates revenue from the sale of sponsorships and ad sales on Broadway.com.

•	Ad Sales — includes CinemasOnline, which sells advertising on cinema and theater websites in the U.K. and plasma TV displays throughout the U.K. and Ireland and holds Hollywood Media’s investment in MovieTickets.com.

•	Intellectual Properties — owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for books and other media. This segment includes a 51% interest in Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners.

[23]

•	Other — is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls.
Results of Discontinued Operations
Showtimes.com, Inc.
     On August 24, 2007, Hollywood Media entered into and simultaneously closed on a definitive asset purchase agreement with West World Media and its principal, a former employee, pursuant to which Hollywood Media sold to West World Media substantially all of the assets of its Showtimes business, for a cash purchase price of $23,000,000, subject to a working capital post-closing adjustment. The working capital post-closing adjustment was a price reduction of $114,454, which was paid by Hollywood Media to West World Media in January 2008.
     The Showtimes business included the CinemaSource, EventSource and ExhibitorAds operations and constituted the remainder of Hollywood Media’s Data Business Division, which previously included the Baseline/StudioSystems business unit until it was sold to The New York Times in August 2006.
Hollywood.com and Totally Hollywood TV
     On August 21, 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (“Purchaser”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”). The Purchaser is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. Pursuant to the purchase agreement, Hollywood Media sold the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments totaling $9.0 million. For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1, of this Form 10-Q Report.
     The Hollywood.com Business includes the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service, and constituted a portion of Hollywood Media’s Ad Sales Division and all of the Cable TV Division. The sale of the Hollywood.com Business did not include the other components of Hollywood Media’s Ad Sales Division, which are CinemasOnline and Hollywood Media’s investment in MovieTickets.com.
     Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s condensed consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the Hollywood.com Business discontinued operations.

[24]

     The net income (loss) from discontinued operations which includes the gain from the sale of Showtimes.com, the loss from the sale of the Hollywood.com Business, operating income from Showtimes.com and the operating loss from the Hollywood.com Business which have been classified in the accompanying condensed consolidated statements of operations as “Income (loss) from discontinued operations.” Summarized results of discontinued operations for the nine and three months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating revenue	$3,948,495	$8,598,931	$1,055,240	$2,484,702

Income (loss) from discontinued operations	$(1,635,750)	$319,315	$(114,975)	$(133,481)
Gain (loss) on sale of discontinued operations, net of income taxes of $0 for the nine and three months ended September 30, 2008 and $839,061 for the nine and three months ended September 30, 2007, respectively	(4,303,717)	9,953,105	(4,303,717)	9,953,105

Income (loss) from discontinued operations, net of income taxes	$(5,939,467)	$10,272,420	$(4,418,692)	$9,819,624

NET REVENUES
     Total net revenues were $88,039,766 for Y3-08 as compared to $88,570,033 for Y3-07, a decrease of $530,267 or 1%, and $25,522,782 for Q3-08 as compared to $26,757,970 for Q3-07, a decrease of $1,235,188 or 5%. The decrease in net revenue from Y3-07 to Y3-08 was primarily due to a change in sales strategy at Theatre.com, as discussed below, in our Broadway Ticketing division, offset by an increase in our Intellectual Properties division. The decrease in revenue in Q3-08 as compared to Q3-07 is primarily due to the change in our sales strategy at Theatre.com. In Q3-08 and Q3-07 net revenues were derived 94% from Broadway Ticketing, 5% from Ad Sales and 1% from Intellectual Properties.
     Broadway Ticketing net revenues were $83,044,397 and $83,930,445 for Y3-08 and Y3-07, respectively, a decrease of $886,048 or 1%, and $23,981,802 and $25,079,163 for Q3-08 and Q3-07, respectively, a decrease of $1,097,361 or 4%. The decrease in Broadway Ticketing net revenues in Y3-08 from Y3-07 was primarily attributable to the following: a decrease in revenue of $3,730,767 attributable to (i) a decrease in revenue of $3,270,500 from Theatre.com, and (ii) a decrease in revenues of $460,267 due to a decrease in sales of hotel packages, offset in part by an increase in revenue of $3,075,144 attributable to (i) an increase in revenue from ticket buyers of $2,608,484, which includes: ticket price increases by theaters of $2,986,934 and increases in services fees of $1,858,544, partially offset by decreases in individual ticket sales of $1,914,186, decreases in sales of cancellation insurance of $285,521 and decreases in delivery revenue of $37,286 and (ii) an increase in sponsorship sales of $466,660.
     The decrease in Broadway Ticketing net revenues in Q3-08 from Q3-07 was primarily attributable to the following: (a) a decrease in revenue of $1,077,920 attributable to (i) a decrease in revenue of $761,913 from Theatre.com and (ii) a decrease in revenues of $267,407 due to a decrease in sales of hotel packages.

[25]

     Ad Sales division net revenues by our CinemasOnline business were $3,959,304 for Y3-08 as compared to $3,842,545 for Y3-07, an increase of $116,759 or 3%, and such net revenues were $1,246,955 for Q3-08 as compared to $1,360,457 for Q3-07, a decrease of $113,502 or 8%. The increase in Ad Sales revenues in Y3-08 over Y3-07 is attributable primarily to increases in advertising sales on our plasma TV business in the U.K. and Ireland of $571,745, offset by a decrease in revenue generated by advertising sales in the U.K. and Ireland on posters, brochures, and websites for theaters or $454,986. The decrease from Q3-07 to Q3-08 relates to a decrease in advertising sales in the U.K. and Ireland on posters, brochures, and websites for theaters of $207,727, offset by an increase in revenue generated from advertising sales on plasma TV screens in the U.K. and Ireland of $94,225.
     Net revenues from our Intellectual Properties division were $1,036,065 for Y3-08 as compared to $797,043 for Y3-07, an increase of $239,022 or 30%, and such net revenues were $294,025 for Q3-08 as compared to $318,350 for Q3-07, a decrease of $24,325 or 8%. The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income is reported as Equity in Earnings of Unconsolidated Investees (discussed below).
EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES
     Equity in earnings of unconsolidated investees consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
NetCo Partners (a)	$1,522	$2,061	$(4,891)	$1,186
MovieTickets.com (b)	1,311,100	—	—	—

	$1,312,622	$2,061	$(4,891)	$1,186

     (a) NetCo Partners
     NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of earnings by NetCo Partners was a net gain of $1,522 for Y3-08 compared to $2,061 for Y3-07, a decrease of $539. Hollywood Media’s 50% share of earnings was a loss of $4,891 for Q3-08, as compared to a gain of $1,186 for Q3-07 a decrease of $6,077. NetCo Partners recognized $3,045 in income during Y3-08 and $9,780 in losses for Q3-08.

[26]

     (b) MovieTickets.com
     Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture. Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees. Under applicable accounting principles, Hollywood Media has not recorded income from its investment in MovieTickets.com for Q3-08 and Q3-07 because accumulated losses from prior years exceed MovieTickets.com’s accumulated net income. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising. The results above include $1,311,100 in dividends received by Hollywood Media in July 2008.
OPERATING EXPENSES
     Cost of revenues — ticketing. Cost of revenues — ticketing was $69,416,062 for Y3-08 compared to $71,098,696 in Y3-07 for a decrease of $1,682,634 or 2%. Cost of revenues — ticketing for Q3-08 was $19,633,194 compared to $20,585,142 in Q3-07 for a decrease of $951,948 or 5%. Cost of revenue consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals. As a percentage of ticketing revenue, cost of revenues — ticketing was 84% and 85% for Y3-08 and Y3-07, respectively, and 82% for Q3-08 and Q3-07.
     The decrease in Cost of revenues — ticketing in Y3-08 from Y3-07 was primarily attributable to the following: (a) a decrease in costs of revenue of $2,866,068 attributable to a decrease in ticket sales from Theatre.com, offset in part by (b) an increase in cost of revenues of $1,335,005 attributable to ticket price increases by theaters of $2,444,341 partially offset by a decrease in cost of revenues of $1,109,336 attributable to a lower quantity of ticket sales.
     Editorial, Production, Development and Technology. Editorial, production, development and technology costs include commissions, royalties, media buying, production services and internet access for the UK based CinemasOnline companies and fees and royalties paid to authors and co-editors for the Intellectual Properties segment. Editorial, production, development and technology costs for Y3-08 were $2,685,058 as compared to $2,584,715 for Y3-07 and $783,695 for Q3-08 as compared to $915,921 for Q3-07. Editorial, production, development and technology costs increased $100,343 or 4% from Y3-07 to Y3-08 and decreased $132,226 or 14% from Q3-07 to Q3-08. As a percentage of aggregate net revenues from our Ad Sales and Intellectual Properties segments, these costs were 54% and 56% for Y3-08 and Y3-07, respectively, and 51% and 55% for Q3-08 and Q3-07, respectively. The Y3-08 over Y3-07 increase in Editorial, Production, Development and Technology costs was mainly due to an approximate $66,000 net increase in payments to writer/co-editors along with an approximately $38,000 increase in costs in the Ad Sales segment. This increase in the Ad Sales segment was

[27]

primarily due to an approximately $146,000 increase in commissions and royalties offset by an approximately $61,000 decrease in media buying and a $40,000 decrease in production services. The Q3-08 over Q3-07 decrease in Editorial, Production, Development and Technology costs was due to an approximate $51,000 net decrease in payments to writer/co-editors along with an approximately $78,000 decrease in costs in the Ad Sales segment. This decrease in the Ad Sales segment was primarily due to an approximately $45,000 decrease in media buying, an approximately $23,000 decrease in production services and an approximately $29,000 decrease in commissions offset by an approximately $25,000 increase in royalties.
     Selling, General and Administrative.
     Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising representative firms and other parties). SG&A expenses for Y3-08 were $10,098,009 compared to $10,348,169 for Y3-07, a decrease of $250,160 or 2%. SG&A expenses for Q3-08 were $3,143,408 compared to $3,410,662 in Q3-07, a decrease of $267,254 or 8%. As a percentage of net revenue, SG&A expenses were 11% in Y3-08 and 12% in Y3-07, and were 12% for Q3-08 as compared to 13% for Q3-07. The decrease in SG&A expenses in Y3-08 as compared to Y3-07 was due primarily to the following: (i) decreased marketing expense in our ticketing segment of approximately $580,000, (ii) decreased bad debt expense in our ticketing and ad sales segments of approximately $86,000, (iii) decreased occupancy expense of approximately $78,000 due primarily to the closure of our London office as part of the change in the business model for Theatre.com discussed above. The decreases were offset by increases in professional fees of approximately $402,000, as well as minor increases in charitable contributions, repairs and maintenance and consulting expenses. The decrease in SG&A expenses in Q3-08 as compared to Q3-07 was due in large part to the following: (i) decreased marketing expense in our ticketing segment of approximately $260,000, (ii) increased bad debt expense in our ticketing and ad sales segments of approximately $126,000, (iii) decreased occupancy expense in our ticketing segment, as well as our corporate office, of approximately $81,000, and (iv) decreased travel expense of approximately $54,000. These decreases were offset by increased consulting, accounting, repairs and maintenance and charitable contribution expenses totaling approximately $223,000.
     Payroll and Benefits.
     Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.
     Payroll and benefits expenses for Y3-08 were $10,249,690 compared to $10,157,783 for Y3-07, an increase of $91,907 or 1%. Payroll and benefits expenses for Q3-08 were $3,475,737 compared to $3,444,605 for Q3-07, an increase of $31,132 or 1%. As a percentage of net revenues, payroll and benefits expenses were approximately 12% and 11% for Y3-08 and Y3-07, respectively, and 14% and 13% for Q3-08 and Q3-07, respectively.

[28]

     The increase in payroll and benefits costs in Y3-08 as compared to Y3-07 was primarily due to severance payments made following the divestment of the Hollywood.com Business of approximately $354,000, offset by reduction in costs from in the U.K. based ad sales business and the corporate office of $92,691 and $256,992, respectively. The decrease from Q3-07 to Q3-08 was primarily due to a reduction in costs in from in the U.K. based ad sales business and the corporate office of $137,777 and $248,166, respectively, offset by severance payments made following the divestment of the Hollywood.com Business of approximately $354,000.
     Depreciation and amortization.
     Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, and equipment under capital leases and amortization of intangible assets. Depreciation and amortization expense was $1,451,359 for Y3-08 as compared to $1,014,422 for Y3-07, an increase of $436,937 or 43%. Depreciation and amortization expense was $466,093 for Q3-08 as compared to $358,641 for Q3-07, an increase of $107,452 or 30%. The increases in Y3-08 and Q3-08 as compared to Y3-07 and Q3-07 are due to investments in computer equipment and new office space in New York City for our Broadway Ticketing segment, as well as amortization on intangible assets purchased as part of the acquisition of Showtix.
     Interest, net.
     Interest, net was $392,104 of income for Y3-08 as compared to 87,458 of expense for Y3-07 and income of $91,771 for Q3-08 as compared to income of $232,163 for Q3-07. The increase in Interest, net for Y3-08 as compared to Y3-07 was primarily attributable to the payoff of $7,000,000 principal amount of Senior Unsecured Notes in May 2007, accretion of debt discount, and increased income from interest bearing accounts. The decrease in interest income from Q3-07 to Q3-08 related to decreased interest bearing cash and cash equivalent balances during the respective quarters.
LIQUIDITY AND CAPITAL RESOURCES
     Hollywood Media’s cash and cash equivalents were $14,279,571 at September 30, 2008 as compared to $26,758,550 at December 31, 2007. Our net working capital of our continuing operations (defined as current assets less current liabilities) was $13,100,905 at September 30, 2008 as compared to $21,756,061 at December 31, 2007.
     Net cash used in operating activities from continuing operations during Y3-08 was $5,538,742, which cash usage was primarily attributable to the loss from continuing operations and a $3,860,106 increase in ticket inventories purchased for future Broadway show performances. Net cash used in operating activities from continuing operations during Y3-07 was $8,742,290.
     Net cash used in investing activities from continuing operations during Y3-08 was $932,629, which net cash outlays were primarily attributable to capital expenditures. Net cash provided by investing activities from continuing operations during Y3-07 was $21,074,360.
     Net cash used in financing activities from continuing operations during Y3-08 was $15,665, which cash usage included proceeds received from the exercise of stock options, partially offset by payments under capital lease obligations and outstanding notes payable. Net cash used in financing activities from continuing operations during Y3-07 was $6,792,616.

[29]

Sale of Hollywood.com Business Unit to R&S Investments LLC
     On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. The Hollywood.com Business includes the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service. R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.
     Beginning in September 2009, R&S Investments will be required to make periodic earn-out payments equal to the greater of (i) 10 percent of gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the subsequent buyer will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if Hollywood.com is resold within three years, Hollywood Media will also receive five percent of any proceeds above $10.0 million. Pursuant to the Purchase Agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA (as defined) of the Hollywood.com Business through August 21, 2010.
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

[30]

Acquisition of Showtix Business
     On February 1, 2007, the Broadway Ticketing Division invested approximately $2.7 million in cash to consummate the acquisition of the Broadway ticketing business of Showtix. For additional information about this transaction, see Note 4 “Acquisitions and Other Capital Transactions” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1, of this Form 10-Q Report.
Capital Expenditures
     Hollywood Media’s capital expenditures during Y3-08 were approximately $1.1 million. We currently anticipate additional capital expenditures during 2008 of approximately $0.5 million including but not limited to expenditures for computer equipment, servers and costs associated with web site development from Broadway.com and Theatre.com. These anticipated 2008 capital expenditures exclude amounts related to business acquisitions, if any.
Outlook
     Hollywood Media expects to have continuing losses in the near term. Notwithstanding these losses, as described further below we expect that Hollywood Media will be able to satisfy its near term liquidity obligations. Other than the normal seasonal variance described under “Inflation and Seasonality” below, we do not expect that there will be a significant variance in Hollywood Media’s earnings or its cash flows near term and accordingly do not expect its trend of losses to accelerate.
     Our cash and cash equivalents generated from the sales of our Baseline/StudioSystems and Showtimes businesses in fiscal 2006 and fiscal 2007, respectively, have provided substantial additional working capital for Hollywood Media, and we have utilized portions of such working capital for various corporate purposes and business activities including, among other things, the repayment of debt and the purchase of the Showtix business referenced above, improvements and investments in various aspects of our Broadway Ticketing and Ad Sales divisions, and for the repurchase of shares of Hollywood Media’s common stock pursuant to our previously announced stock repurchase program (discussed below). Our businesses have required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate will be satisfied from our cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through September 30, 2009. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to more than offset operating expenses.

[31]

     Known material trends, uncertainties and other factors that have had or are reasonably likely to have a material impact on Hollywood Media’s revenues, earnings and liquidity include the following:
•	the U.S. economic downturn, which can adversely affect business and personal discretionary spending for entertainment-related items such as theater tickets, and has resulted in a reduction in tickets sold and in net revenue;

•	increases in Broadway ticket prices, which can positively affect Hollywood Media’s revenues as the ticket service fees we earn are based on a percentage of ticket prices, but which can also result in a lower volume of tickets being sold and could adversely affect Hollywood Media’s revenues and, accordingly, its earnings and cash flow; and
•	New York State’s 2007 repeal of caps on ticket service fees, which has enabled Hollywood Media to increase profits given the greater flexibility to charge higher service fees on tickets for high demand shows.
     We note that entertainment-related expenditures are particularly sensitive to business and personal discretionary spending levels, which tend to decline during general economic downturns. We also note, however, that certain factors may help mitigate a decline in the domestic market for Broadway tickets during current economic difficulties, primarily the pricing flexibility resulting from New York State’s repeal of caps on ticket service fees referenced above. While we expect the above factor to help offset the effects of a sluggish economy on Hollywood Media in the short term, a severe and protracted downturn in the U.S. economy could have a significant negative impact on its business.
     While we continue to develop our businesses, we are also exploring market opportunities which could have a material impact on Hollywood Media’s revenues, earnings and liquidity, including expansion into discount ticketing markets. Such expansion would allow the Company to sell tickets at variable price points, which the Company expects would attract a greater variety of customers. There is no assurance, however, the Company will ultimately pursue these opportunities or if it does, that they will be successful.
Authorization of Stock Repurchase Program
     Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10,000,000 of its cash to repurchase shares of its outstanding common stock. As reported in Hollywood Media’s Form 10-K report for the 2007 fiscal year, the stock repurchases by Hollywood Media during the fourth quarter of fiscal 2007 resulted in the repurchase of an aggregate of 2,003,660 shares of common stock for an aggregate purchase price of $5,104,204, reflecting an average price paid per share of $2.55. Hollywood Media did not repurchase any shares during the third quarter of 2008. Stock repurchases by Hollywood Media during the fourth quarter of 2008 to date have resulted in the repurchase in a privately negotiated transaction of 481,278 shares of common stock at $1.35 per share, for an aggregate purchase price of $649,725. For additional information about Hollywood Media’s stock repurchase program, see Part II, Item 2, of this Form 10-Q report.
Off-Balance Sheet Arrangements
     At September 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”

[32]

Critical Accounting Estimates
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
     Allowance for Doubtful Accounts
     Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the estimated collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $912,243 and $1,146,536 at September 30, 2008 and December 31, 2007, respectively. The allowance is primarily attributable to receivables due from customers of CinemasOnline. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

[33]

     Impairment of Long-Lived Assets
Impairment of Goodwill
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
     As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of fiscal 2002, which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date during fiscal 2007 and there were no adjustments to the carrying value of long-lived assets. As of September 31, 2008 and December 31, 2007, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment. The goodwill recorded in the consolidated balance sheets as of September 30, 2008 and December 31, 2007 was $28.9 million and $29.3 million, respectively. At September 30, 2008 and December 31, 2007 goodwill represented 37% and 31%, respectively, of total assets. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease did not result in the impairment of goodwill of any reporting unit.
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

[34]

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
     We have an investment in a subsidiary in the United Kingdom and sell our services into this foreign market. Our foreign exposures, defined as assets denominated in foreign currency less liabilities denominated in foreign currency, for the United Kingdom at September 30, 2008 and December 31, 2007 of U.S. dollar equivalents was $559,607 and $1,420,089, respectively.
     Our United Kingdom subsidiary sells services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% decrease in the value of the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $124,343 for the quarter ended September 30, 2008.
     As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decrease in the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation loss of $55,961 for the quarter ended September 30, 2008. However, a larger decline in the British foreign currency could have a larger and possibly material affect.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of September 30, 2008, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.
     As previously reported in Hollywood Media’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2008, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2007 and included its Report on Internal Control Over Financial Reporting in such Form 10-K. The Report on Internal Control over Financial Reporting concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business, which are more fully described in such Form 10-K, constituted a material weakness in Hollywood Media’s internal control over financial reporting. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2008, Hollywood Media had not remediated this material weakness.
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

[35]

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
     Management has not identified any material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     Hollywood Media did not issue any securities during the quarter ended September 30, 2008, in transactions that were not registered under the Securities Act of 1933.
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
     The following table provides information with respect to common stock purchases by Hollywood Media during the third quarter of 2008. For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources — Authorization of Stock Repurchase Program” in Part 1, Item 2 of this Form 10-Q Report.

Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
July 1, 2008 through July 30, 2008	—	$—	—	$—

August 1, 2008 through August 31, 2008	—	—	—	—

September 1, 2008 through September 30, 2008	—	—	—	—

Total	—	$—	—	$4,895,796 (1)

(1)	As of September 30, 2008, calculated by subtracting (i) the total price paid for all shares purchased under the repurchase program from inception through September 30, 2008 of $5,104,204, from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the plan.

[36]

ITEM 6.	EXHIBITS

Exhibit	Description	Location
10.1	Purchase Agreement dated as of August 21, 2008, between Hollywood Media Corp. and R&S Investments, LLC.	(1)

10.2	Transition Services Agreement dated as of August 21, 2008 between Hollywood Media Corp., Hollywood.com, LLC and Totally Hollywood TV, LLC.	(1)

10.3	Extension and Amendment Agreement dated as of August 21, 2008, between Hollywood Media Corp. and Mitchell Rubenstein.	(1)

10.4	Extension and Amendment Agreement dated as of August 21, 2008, between Hollywood Media Corp. and Laurie S. Silvers.	(1)

31.1	Certification of Chief Executive Officer. (Section 302)	(*	)

31.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 302)	(*	)

32.1	Certification of Chief Executive Officer. (Section 906)	(*	)

32.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 906)	(*	)

*	Filed as an exhibit to this Form 10-Q

(1)	Incorporated by reference from the exhibit filed with Hollywood Media Corp.’s Form 8-K filed on August 27, 2008.

[37]

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: November 10, 2008	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive
Officer (Principal executive officer)

Date: November 10, 2008	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer
(Principal accounting officer)

[38]