Form 10-K
period 2008-12-31
HOLLYWOOD MEDIA CORP
filed 2009-03-16
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File No. 1-14332
HOLLYWOOD MEDIA CORP.
(Exact name of registrant issuer as specified in its charter)

Florida	65-0385686

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 221A Boca Raton, Florida	33431

(Address of principal executive offices)	(Zip Code)
(561) 998-8000

(Registrant’s telephone number)
     Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $.01 per share	NASDAQ Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates as of June 30, 2008, computed by reference to the last sale price of the common stock on June 30, 2008 as reported by Nasdaq, was $67,346,701, as calculated under the following assumptions. For purposes of this computation, all executive officers, directors, and beneficial owners of 10% or more of the registrant’s common stock known to the registrant, have been deemed to be affiliates, but such calculation should not be deemed to be an admission that such directors, officers or beneficial owners are, in fact, affiliates of the registrant.
As of March 12, 2009, there were 30,928,217 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders filed or to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

HOLLYWOOD MEDIA CORP.
FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2008

i

Page No.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	82
Item 13. Certain Relationships and Related Transactions, and Director Independence	82
Item 14. Principal Accounting Fees and Services	82
PART IV
Item 15. Exhibits, Financial Statement Schedules	83-86
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements in this Form 10-K or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-K or that are otherwise made by or on behalf of Hollywood Media. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:
•	our continuing operating losses,

•	negative cash flows and accumulated deficit,

•	the need to manage our growth,

•	our ability to develop and maintain strategic relationships, including but not limited to relationships with live theater venues,

•	our ability to compete with other online ticketing services and other competitors,

•	our ability to maintain and obtain sufficient capital to finance our growth and operations,

•	our ability to realize anticipated revenues and cost efficiencies,

•	technology risks and risks of doing business over the Internet,

•	government regulation,

•	adverse economic factors such as recession, war, terrorism, international incidents or labor strikes and disputes,

•	our ability to achieve and maintain effective internal controls,

•	dependence on our founders, and our ability to recruit and retain key personnel, and

•	the volatility of our stock price.
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
     Major Business Divisions of Hollywood Media. The following summary descriptions of our continuing operations major business divisions are followed by more detailed descriptions of such businesses.
     Broadway Ticketing Division.
     Hollywood Media’s Broadway Ticketing Division is comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct (“TDI”) and Theatre.com (collectively called “Broadway Ticketing”). Broadway tickets are sold online through our Broadway.com website and by telephone through our 1-800-BROADWAY number. Broadway Ticketing is also a live theater ticketing seller that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, Off-Broadway and, through a partnership arrangement between Theatre.com and an unrelated London-based ticket agency, in London’s West End theater district. Broadway.com features include shows’ opening night video and photo coverage, show reviews, celebrity interviews and theater columns, as well as show information pages, including casting, synopses and venue information.
     Ad Sales Division.
     Hollywood Media’s Ad Sales Division is comprised of the U.K. based CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”) and holds Hollywood Media’s investment in MovieTickets.com, Inc. (“MovieTickets.com”). CinemasOnline maintains websites for cinemas and theaters in the U.K. in exchange for the right to sell advertising on such websites. CinemasOnline also provides other marketing services, including advertising sales on plasma TV screens placed in various venues throughout the U.K. and Ireland, such as cinemas, hotels and car dealerships. MovieTickets.com is one of the two leading destinations for the purchase of movie tickets through the Internet. MovieTickets.com is an online ticketing service owned by a joint venture formed by Hollywood Media and several major movie exhibitor chains. Hollywood Media currently owns 26.2% of the equity of MovieTickets.com.
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
     SEC Reports Available on Internet. Hollywood Media makes available free of charge through its internet website, www.hollywoodmedia.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). Such materials are available on the website under the caption “Company SEC Filings” (this is a link to the Company’s “Real-Time SEC Filings” as provided by Nasdaq on Nasdaq’s website at www.nasdaq.com). Hollywood Media is a reporting company under the Securities Exchange Act of 1934, as amended, and files reports and other information with the SEC. Our public electronic filings with the SEC (including the above-referenced filings) are available at the SEC’s internet website (www.sec.gov). Hollywood Media’s Internet website and any other website mentioned in this Form 10-K, and the information contained or incorporated therein, are not intended to be incorporated into this Form 10-K.
Percentage of Total Net Revenues

	2008	2007	2006
Broadway Ticketing	95%	95%	94%
Ad Sales	4%	4%	5%
Intellectual Properties	1%	1%	1%

TOTALS	100%	100%	100%

Broadway Ticketing Division
     Broadway.com and 1-800-BROADWAY. We launched the Broadway.com website on May 1, 2000. Broadway.com offers the ability to purchase Broadway, off-Broadway and, through a partnership arrangement between Theatre.com and an unrelated London-based ticket agency, London’s West End theater tickets online. In addition, the site provides a wide variety of editorial content about the theater business, feature stories, opening nights, star profiles, photo opportunities, and a critical roundup of reviews. Our 1-800-BROADWAY toll-free number features the ability to purchase Broadway, off-Broadway and London’s West End theater tickets over the phone and complements the online ticketing and information services available through Broadway.com. Broadway.com also generates revenue from the sale of sponsorships and advertisements on the Broadway.com website.
     TDI. We acquired TDI as of September 15, 2000. Founded in 1991, TDI is a live theater ticketing wholesaler that provides groups and individuals with access to theater tickets and knowledgeable service, covering shows on Broadway, off-Broadway and, through a partnership arrangement between Theatre.com and an unrelated London-based ticket agency, in London’s West End. TDI sells tickets directly to group buyers including travel agents and tour groups. On February 1, 2007, TDI acquired the ticketing business of Showtix LLC (“Showtix”), an established group ticketing sales agency for Broadway and Off-Broadway performances, providing TDI with an increased customer base and customer services for group ticketing. TDI also manages a marketing cooperative that represents participating Broadway shows to the travel industry around the world. Recent Broadway shows marketed by this cooperative include Billy Elliott, Chicago, Jersey Boys, Shrek the Musical, The Lion King, The Little Mermaid and The Phantom of the Opera. In addition, TDI’s education division, Broadway Classroom, markets group tickets and educational programs to schools across the country.

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
     Theatre.com. We launched our U.K.-based Theatre.com website in December 2005 with editorial coverage of London’s West End theatre and began selling ticketing to major London venues in February 2006, based upon a similar model to selling tickets on Broadway.com. Beginning in late September 2007, sales for events in London’s West End are fulfilled through a partnership arrangement between Theatre.com and an unrelated London-based ticket agency.
Ad Sales Division
     CinemasOnline. In November 2005, we acquired CinemasOnline, a group of companies based in the U.K. CinemasOnline’s business involves developing and maintaining websites for cinemas and live theater venues in the U.K. and Ireland. These services are provided in exchange for CinemasOnline retaining the right to sell advertising on the websites. CinemasOnline currently operates websites for approximately 220 cinemas with approximately 700 screens in the U.K. and Ireland. CinemasOnline also has over 200 agreements with cinemas, live theater and other entertainment venues in the U.K. to sell advertising on lobby display posters, movie brochure booklets and ticket wallets in these venues, and agreements with over 110 venues to maintain plasma TV screens in the venues which display advertising sold by CinemasOnline, including hotels, car dealerships, cinemas and live theaters.
     MovieTickets.com. Hollywood Media launched the MovieTickets.com website in May 2000 with several major theater exhibitors. MovieTickets.com is one of the two leading website destinations for the purchase of movie tickets through the Internet; its principal competitor (other than theaters which conduct their own Internet ticket sales) is Fandango. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at “will call” windows or kiosks at theaters and, for theaters with the capability, for users to print tickets out at their home or office. MovieTickets.com generates revenues from service fees charged to users for the purchase of tickets, the sale of advertising and the sale of research data. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada, and represent approximately 50% of the top 50 and top 100 grossing theaters in North America. Additionally, MovieTickets.com launched in the United Kingdom in July of 2003.
     MovieTickets.com is owned by a joint venture in which Hollywood Media owns a 26.2% equity interest. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Equity in Earnings of Unconsolidated Investees” below, and Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K below, for additional information about our equity interest in MovieTickets.com. MovieTickets.com entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a 5% interest (now 4.1% after dilution) in MovieTickets.com for $25.0 million of advertising and promotion over five years. MovieTickets.com is promoted through on-screen advertising in most participating exhibitors’ theaters. In March 2001, America Online Inc. (“AOL”) purchased a non-interest bearing convertible preferred equity voting interest in MovieTickets.com for $8.5 million in cash, which was convertible into approximately 3% of the common stock of MovieTickets.com and was converted in April 2005. As a result of this conversion, Hollywood Media’s ownership of the equity of MovieTickets.com changed from 26.4% to 26.2%. In connection with the 2001 transaction with AOL, MovieTickets.com’s ticket inventory was promoted throughout America Online’s interactive properties and ticket inventory of AOL’s Moviefone became available through MovieTickets.com. Through an agreement in August 2004 between MovieTickets.com and AOL’s Moviefone, MovieTickets.com acquired by assignment and assumed the ticketing agreements that Moviefone had with its movie theater exhibitors. The Moviefone exhibitor agreements assumed by MovieTickets.com include agreements with Clearview Cinemas and Landmark Theaters.

     Currently, MovieTickets.com tickets for approximately 150 exhibitors, including: Academy 8 Theaters (P & G Theaters), Access Digital Theatres, Alco Theaters, All Star Entertainment, Allred 5, AMC Theatres, Amherst Cinema Art Center, Arena Grand Theatre (Columbus Hospitality), Ashbrie Cinemas, Atlantic Theaters (Movies at Midway), Atlas Cinemas, Avon, Ayrsley Grand Cinemas 14, B&B Theaters, Bank Street Theatre, Back Seat Conceptions (941 Theater), Bowtie Cinemas, Brooklyn Academy of Music, Bryn Mawr Movie Theatre Co., Camera Cinemas, Carolina Cinemas, Celebrity Theatres, Channelside Cinemas, Cinema Centers, Cinema Four-Quad (Quad Cinema), Cinemagic Movies, Cinemagic Theatres (MN), Cinemall, Cineplex Odeon, Classic Cinemas, Clearview Cinemas, Cleveland Cinemas, Cornelius Cinemas, Dickinson Theatres, Dipson Theatres, Discovery Theater, Drexel Theatres, Eastern Shores (O’Neil Theaters NE), Emagine Entertainment (Cinema Hollywood), Entertainment Retail (Hollywood Hits), Elvis Cinemas, Eveningstar Cinema, Famous Players, Film Forum, Fine Arts Theatre — Beverly Hills, Flagship Cinemas, Fox Bay Cinema Grill, Foxmoor Movies, Frank Theaters, Funasia Theaters, Galaxy Cinemas (Canada), Galaxy Cinemas (GA), Galaxy Cinemas (NC), Greater Huntington Theatres, Greenville Cinemas (Camelot Cinemas), Hawthorne Theater, Hallett Cinemas, Harkins Theatres, Harrisonville Cinema, HLB Entertainment (Palace 9, Majestic 10), Hollywood Cinemas (UK), Hollywood Cinema 9, Hollywood Premier Cinemas, Howell Theater, IFC Center, Island Cinemas, Jane Pickens Theater and Event Center, Jarvis Conservatory, Kew Gardens (and Cobble Hill), K&G Theaters (Bloomfield 8), Krikorian Premiere Theatres, Landmark Theatres (and Ritz Theatres), M Park 4, Maplewood Theatre, Maiden Alley Cinema, Main Street Cinemas, Mall of America 14, Malco Theatres, Mann Theatres , Marcus Theatres, Marquee Cinemas, Metropolitan Theatres, Mission Grove Theaters, Missouri Cinema 6, MJR Theatres, MnM Theatres, Morley Theatre, Moore Family Theaters, Movie Tavern, MovieMax Theatres, NCG Cinemas, NAOS Entertainment, EPIC Cinemas, Narberth Theatre, National Amusements, Nelsonville Movies 10, North American Cinema, Oasis Cinema, Omniplex Theatre Group, O’Neil Theatres (Louisiana), Pacific Theatres, Paris Theater, Penn Cinema, Phoenix Theatres (MI), Phoenix Theatres (TN), Pickwick Theatres, Premiere Cinemas, Quarry Cinemas, Rail Road Square Cinema, Rave Motion Pictures, Regency 8 Cinema, Republic Theater Group, Rheem Theater, Rio Entertainment, Riviera Cinemas, Roxy Theatres, Safari Cinema, Sayville Theatre, Scotiabank Theatres, Sea Turtle Cinemas, ShowBiz Cinemas, Showplace Cinemas, Showtime Cinema, Silver Screen Cinemas, Silver Screen Partners, Southern Theatres, Spotlight Theatres, Starplex Cinemas, Startime Entertainment, Star Cinema 6, Studio Movie Grill, Sunrise Cinemas, Syracuse Stadium 6,Tango Theaters, Torch Theaters, Tower Theaters, Trans-Lux Cinemas, Tri City Theatre, United Entertainment Corp., UltraStar Cinemas, Village Theaters, Warren Theatres, Watson Theatre, Wellfleet Cinemas, and Westates Theatres.
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
Employees
     At February 26, 2009, Hollywood Media employed approximately 128 full-time employees and 2 part-time employees for its continuing operations, compared to 158 full-time employees and 14 part-time employees employed by Hollywood Media’s continuing operations on December 31, 2007. Of our 128 full-time employees, 82 employees are engaged in our Broadway Ticketing division, 14 employees are engaged in our Ad Sales division, 4 employees are engaged in our Intellectual Properties division and 28 are corporate, technology and administrative employees. None of the employees are represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be good.
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
     Hollywood Media has incurred significant losses since it began doing business. For the year ended December 31, 2008 we had a net loss of approximately $16.9 million and a loss from continuing operations of approximately $10.6 million and in the year ended December 31, 2007 we had net income of approximately $1.7 million net of a loss from continuing operations of approximately $8.3 million. The net loss for 2008 was attributable to loss on the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”) to R&S Investments on August 21, 2008, as disclosed in prior filings, along with operating losses, and the net income for 2007 was primarily attributable to the sale of the assets of our Showtimes subsidiary to West World Media on August 24, 2007, as disclosed in prior filings. As of December 31, 2008, we had an accumulated deficit of approximately $271.7 million. We may incur additional losses while we continue to grow our businesses. Our future success will depend on the continued growth in our various businesses, and our ability to generate sufficient ticketing, licensing and advertising revenues to cover our costs.
     In addition, our operating results may fluctuate significantly in the future as a result of a variety of factors, including:
•	seasonal, economic and other variations in the demand for Broadway tickets and resulting variations in our revenue from Broadway ticket sales;

•	our ability to enter into or renew strategic relationships and agreements with live theater venues and authors;

•	the amount and timing of our marketing expenditures and other costs relating to the expansion of our operations;

•	new products, websites or services introduced by us or our competitors; and

•	technical difficulties, security concerns or system downtime affecting the Internet generally or the operation of our websites in particular.
     As a result, our operating results for any particular period may not accurately predict our future operating results.
     There can be no assurance that any disposition or other strategic transaction will occur or, if one is undertaken, of its potential terms or timing.
     From time to time we explore potential transactions that may help us to realize the full value of our assets in the interest of our shareholders, including potential dispositions or other strategic transactions. There can be no assurance that any transaction will occur or, if one is undertaken, of its potential terms or timing. For additional information, see the discussion under “Outlook” in the “Liquidity and Capital Resources” portion of Item 7 of this Form 10-K Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.
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
     Internet Businesses. Our performance and ability to compete are dependent to a significant degree on our internally developed and licensed technology. We rely on a combination of copyright, trademark and trade secret laws, confidentiality and nondisclosure agreements with our employees and with third parties and contractual provisions to establish and maintain our proprietary rights. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate, or that third parties will not infringe upon or misappropriate our copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain foreign countries. In the future, litigation may be necessary to enforce and protect our trademarks, service marks, trade secrets, copyrights and other intellectual property rights. Any such litigation would be costly and could divert management’s attention from other more productive activities. Adverse determinations in such litigation could result in the loss of certain of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from selling our services.
     We own trademark registrations in the United States for many of the trademarks that we use, including BROADWAY.COM, and some of our trademarks are registered in select foreign countries. We have also filed trademark applications in select foreign countries for the mark HOLLYWOOD MEDIA CORP. and others. There can be no assurance that we will be able to secure adequate protection for these names or other trademarks in the United States or in foreign countries. If we obtain registration of those trademarks, we may not be able to prevent our competitors from using different trademarks that contain the word “Broadway.” Many countries have a “first-to-file” trademark registration system; and thus we may be prevented from registering our marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that our competitors or others will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion.
     Our inability to protect our BROADWAY.COM mark and other marks adequately could impair our ability to maintain and expand such brands and thus impair our ability to generate revenue from these brands.
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
     We are dependent on our ability to develop strategic relationships with live theater venues, exhibitors and authors.
     The success of our operations is dependent in part on our ability to enter into and maintain strategic relationships and agreements with live theater venues and, through MovieTickets.com, exhibitors. There can be no assurance that we will be able to develop and maintain these strategic relationships and, if we are unable to do so, our financial conditions and results of operations could be adversely impacted.
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
     The hardware and software used in our ticketing operations, or that of our affiliates, could be damaged by fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events. Our websites could also be affected by computer viruses, electronic break-ins or other similar disruptive problems. These system problems could negatively affect our business. Insurance may not adequately compensate us for any losses that may occur due to any failures or interruptions in systems. General Internet traffic interruptions or delays could also harm our business. As with Internet websites in general, our websites may experience slower response times or decreased traffic for a variety of reasons. Additionally, online service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. To the extent our services are disrupted, we could lose users of our websites and our ticketing revenues could decline.
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
     We are one of many licensed ticket resellers that purchase and resell tickets for Broadway shows. We obtain the tickets we sell through our arrangements with theater box offices and we maintain our own inventory of tickets for sale. If the box offices changed their policies or methods of ticket sales in a manner that resulted in our inability to buy all the tickets that we wish to buy for resale by our Broadway Ticketing division, then Hollywood Media’s revenues and financial results may be adversely affected. Some of our ticket suppliers require surety bonds to be maintained. If we are not able to maintain a sufficient level of bonding, we may be precluded from purchasing tickets.
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
     Our stock price is volatile.
     The trading price of our common stock has and may continue to fluctuate significantly. During the 24 months ended December 31, 2008, the trading price for our common stock on the Nasdaq Stock Market ranged from $.80 to $4.75 per share. Our stock price may fluctuate in response to a number of events and factors, such as our quarterly operating results, announcements of new products or services, announcements of mergers, acquisitions, strategic alliances, or divestitures and other factors, including similar announcements by other companies that investors may consider to be comparable to us. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the companies. These broad market and industry fluctuations may cause the market price of our stock to decrease, regardless of our operating performance.
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
Item 2. Properties.
     Hollywood Media leases office space in Florida, New York, Wisconsin and Lancashire, UK. The general terms of the leases for each of these locations are as follows:

		Current
Location	Square Feet	Monthly Rent	Expiration Date

Corporate Headquarters, Boca Raton, FL	13,130	$25,363	November 30, 2012

Theatre Direct, Broadway.com and 1-800-BROADWAY New York, NY	21,600	$60,516	February 28, 2017

Tekno Books	2,025	$1,446	Month to Month
Green Bay, WI	463	$355	Month to Month

CinemasOnline Lancashire, UK	3,710	$4,255	Month to Month
Item 3. Legal Proceedings.
     None.
Item 4. Submission of Matters to a Vote of Shareholders.
     Hollywood Media held its 2008 annual meeting of shareholders on December 18, 2008. The following matters were submitted to a vote of the holders of Hollywood Media’s common stock, and were approved by the voting results indicated below.
     Vote On Election of Directors
     All of the following nominees were elected as directors, with the following voting results:

Director Nominees	Votes For	Votes Withheld

Mitchell Rubenstein	22,998,547	1,445,582
Laurie S. Silvers	22,998,547	1,445,582
Harry T. Hoffman	20,745,710	3,698,419
Robert E. McAllan	20,883,918	3,560,211
Deborah J. Simon	18,461,238	5,982,891
Robert Epstein	22,998,292	1,445,837
Spencer Waxman	23,136,400	1,307,729

     Vote on Ratification of Public Accounting Firm
     The proposal to ratify the selection of Kaufman, Rossin & Co. as Hollywood Media’s independent registered public accounting firm for the year ending December 31, 2008 was approved by the following voting results:

Votes
For	24,171,843
Against	90,987
Abstain	181,299
Broker Non-Votes	—

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Market for Common Stock
     Hollywood Media’s common stock trades on The Nasdaq Stock Market (“Nasdaq”) under the symbol HOLL. The following table sets forth, for the periods indicated below, the high and low sales prices for the common stock, as reported by Nasdaq.

	High	Low
2007

First Quarter	$4.64	$3.79
Second Quarter	$4.75	$3.88
Third Quarter	$4.37	$3.16
Fourth Quarter	$3.70	$2.24

2008

First Quarter	$3.07	$2.29
Second Quarter	$2.70	$2.28
Third Quarter	$2.81	$1.72
Fourth Quarter	$2.34	$0.80
     Holders of Common Stock
     As of March 12, 2009, there were 154 record holders of Hollywood Media’s common stock.
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
     Recent Sales of Unregistered Securities
     Hollywood Media did not issue any securities during the year ended December 31, 2008, in transactions that were not registered under the Securities Act of 1933.
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
     The following table provides information with respect to common stock purchases by Hollywood Media during the fourth quarter of 2008. For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources” in Item 7 of this Form 10-K Report.

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	or Programs (1)	Plans or Programs
October 1, 2008 through October 31, 2008	481,278	$1.35	481,278	$—
November 1, 2008 through November 30, 2008	1,053,542	1.21	1,053,542	—
December 1, 2008 through December 31, 2008	176,819	1.11	176,819	—
Total	1,711,639	$1.24	1,711,639	$2,770,797 (2)

(1)	All purchases during the fourth quarter of 2008 were pursuant to the repurchase program described above which was publicly announced on October 1, 2007.

(2)	As of December 31, 2008, calculated by subtracting (i) the total price paid for all shares purchased under the repurchase program through December 31, 2008 ($7,229,203), from (ii) the $10 million potential maximum dollar value of repurchases approved under the life of the plan.

     Performance Graph
     The following graph compares, for the five-year period from December 31, 2003 to December 31, 2008, the cumulative total shareholder return on:
•	Hollywood Media’s common stock;

•	The NASDAQ Composite Index; and

•	The Standard & Poor’s Media Industry Index
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hollywood Media Corp., The NASDAQ Composite Index
And The S & P Media Industry Index

*	$100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31. Copyright© 2009 $&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data.
     The selected financial data in the table below has been derived from the audited Consolidated Financial Statements of Hollywood Media and should be read in conjunction with the following statements and the notes thereto included in Item 8 of this Form 10-K report: Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007; and Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006. The Consolidated Balance Sheets as of December 31, 2006, 2005 and 2004, and Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 are not included in this report.
     Discontinued Operations.
     The selected financial data in the table below includes application of accounting principles to reflect the discontinued operations resulting from the sale of the Hollywood.com Business in fiscal 2008, the Showtimes business unit in fiscal 2007 and the Baseline/Studio Systems business unit in fiscal 2006. Those sales are described below.
     Sale of Hollywood.com Business Unit to R&S Investments, LLC.
     On August 21, 2008, Hollywood Media entered into a purchase agreement (the “Purchase Agreement”) with R&S Investments, LLC (“Purchaser”) for the sale of the Hollywood.com Business. The Purchaser is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. Pursuant to the Purchase Agreement, Hollywood Media sold the Hollywood.com Business to Purchaser for a potential purchase price of $10.0 million, which includes $1.0 million in cash which was paid to Hollywood Media at closing and potential earn-out payments totaling $9.0 million. The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators. Hollywood.com Business financial results for all periods presented have been reclassified from continuing operations and included in discontinued operations. For additional information about this transaction, see Note 4 “Discontinued Operations” on the Notes to the Consolidated Financial Statements contained in this Form 10-K report.
     Sale of Showtimes Business Unit to West World Media LLC
     On August 24, 2007, Hollywood Media and its wholly-owned subsidiary Showtimes.com, Inc. (“Showtimes”) entered into and simultaneously closed on a definitive asset purchase agreement with Brett West and West World Media, LLC, (“West World Media”), pursuant to which Hollywood Media sold substantially all of the assets of the Showtimes business to West World Media for a cash purchase price of $23.0 million paid to Hollywood Media on the closing date. The Showtimes business included the CinemaSource, EventSource and ExhibitorAds operations and constituted the remainder of Hollywood Media’s Data Business Division, which previously included the Baseline/StudioSystems business unit until it was sold to The New York Times Company (“The New York Times”) on August 25, 2006. West World Media is controlled by Brett West, who founded the Showtimes business in 1995 and sold the business to Hollywood Media in 1999. Mr. West served as president of Hollywood Media’s Showtimes business. The purchase price was determined in an arms’ length negotiation between Hollywood Media and West World Media. Showtimes financial results for all periods presented have been reclassified from continuing operations and included in discontinued operations. For additional information about this transaction, see Note 4 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in this Form 10-K Report.
     Sale of Baseline/StudioSystems Business Unit to The New York Times Company
     On August 25, 2006, Hollywood Media entered into and simultaneously closed on a definitive stock purchase agreement, pursuant to which The New York Times purchased all of the outstanding capital stock of Hollywood Media’s wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35.0 million. BAC was the subsidiary of Hollywood Media which owned Hollywood Media’s Baseline/StudioSystems business unit. Baseline/StudioSystems constituted a portion of Hollywood Media’s

Data Business Division. Baseline/StudioSystems financial results for all periods presented have been reclassified from continuing operations and included in discontinued operations. For additional information about this transaction, see Note 4 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in this Form 10-K Report.

	YEARS ENDED DECEMBER 31,
	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS DATA:

Net revenues
Ticketing	$110,918,969	$111,792,068	$98,661,705	$79,189,987	$59,874,527
Other	6,138,962	6,369,156	5,862,715	2,025,776	2,483,302

Total net revenues	117,057,931	118,161,224	104,524,420	81,215,763	62,357,829

Operating Costs and Expenses
Cost of revenues — ticketing	92,882,066	94,017,924	82,496,590	68,179,732	51,781,133
Editorial, production, development and technology	3,323,546	3,590,192	3,165,383	1,022,850	1,256,755
Selling, general and administrative	13,932,852	14,269,974	13,354,795	9,472,084	8,315,674
Payroll & benefits	13,284,857	13,368,817	12,100,816	11,425,999	8,310,107
Amortization of CBS advertising	—	—	—	—	38,807
Impairment loss	3,524,697	—	—	—	—
Depreciation and amortization	2,224,831	1,378,492	1,293,797	891,540	1,049,958

Total operating costs and expenses	129,172,849	126,625,399	112,411,381	90,992,205	70,752,434

Loss from operations	(12,114,918)	(8,464,175)	(7,886,961)	(9,776,442)	(8,394,605)

Equity in earnings of unconsolidated investees	1,160,623	4,747	12,227	533,228	576,317

Other income (expense)
Interest, net	425,251	199,437	(1,787,735)	(542,935)	(2,576,769)
Change in derivative liability	—	—	640,536	87,037	—
Other, net	44,958	(50,935)	9,430	40,803	7,239

Loss from continuing operations before minority interest	(10,484,086)	(8,310,926)	(9,012,503)	(9,658,309)	(10,387,818)

Minority interest in (income) losses of subsidiaries	(81,365)	3,241	4,910	(168,107)	(388,383)

Loss from continuing operations	(10,565,451)	(8,307,685)	(9,007,593)	(9,826,416)	(10,776,201)

Gain (loss) on sale of discontinued operations, net of income taxes	(4,655,122)	10,254,287	16,328,241	—	—
Income (loss) from discontinued operations	(1,635,750)	(211,993)	2,201,865	913,234	(821,598)

Income (loss) from discontinued operations	(6,290,872)	10,042,294	18,530,106	913,234	(821,598)

Net income (loss)	$(16,856,323)	$1,734,609	$9,522,513	$(8,913,182)	$(11,597,799)

Basic and diluted income (loss) per common share
Continuing operations	$(0.33)	$(0.25)	$(0.28)	$(0.31)	$(0.39)
Discontinued operations	(0.20)	0.30	0.57	0.03	(0.03)

Total basic and diluted net income (loss) per share	$(0.53)	$0.05	$0.29	$(0.23)	$(0.42)

Weighted average common and common equivalent shares outstanding – basic and diluted	31,793,853	33,303,886	32,761,848	31,470,307	27,784,850

	AS OF DECEMBER 31,
	2008	2007	2006	2005	2004
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$12,685,946	$26,758,550	$27,448,649	$6,926,313	$6,075,508
Working capital (deficit)	8,831,416	20,161,486	16,318,322	(3,484,178)	(1,973,557)
Total assets	66,938,861	93,978,836	100,009,604	83,302,950	69,811,599
Capital lease obligations, including current portion	407,480	397,780	77,588	106,993	156,313
Convertible debentures — net	—	—	—	940,927	799,152
Senior Unsecured Notes	—	—	6,375,399	5,402,255	—
Total shareholders’ equity	$37,714,168	$55,600,403	$55,699,417	$42,399,092	$47,149,270

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     The following discussion and analysis should be read in conjunction with Hollywood Media’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
Overview
     Hollywood Media’s continuing operations are of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties. Our Broadway Ticketing business includes Broadway.com, 1-800-BROADWAY, Theatre Direct and Theatre.com. Hollywood Media’s businesses also include an intellectual property business, the U.K. based CinemasOnline companies and a minority interest in MovieTickets.com.
RESULTS OF OPERATIONS
     Year ended December 31, 2008 (“fiscal 2008”) as compared to the year ended December 31, 2007 (“fiscal 2007”) and year ended December 31, 2006 (“fiscal 2006”).
Composition of our business segments are as follows:
•	Broadway Ticketing – sells tickets and related hotel and restaurant packages via Broadway.com, 1-800-BROADWAY and TDI to live theater events on Broadway, Off-Broadway and London’s West End, to individual consumers, groups and domestic and international travel professionals, including travel agencies, tour operators, and educational institutions. Beginning in late September 2007, sales for events in London’s West End are fulfilled through a partnership arrangement between Theatre.com and an unrelated London-based ticket agency. This segment also generates revenue from the sale of sponsorships and advertisements on Broadway.com.

•	Ad Sales – includes CinemasOnline which sells advertising on cinema and theater websites in the U.K. and plasma TV displays throughout the U.K. and Ireland and holds Hollywood Media’s investment in MovieTickets.com.

•	Intellectual Properties – owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media. This segment includes a 51% interest in Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners.

•	Other – is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses, such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to assess and report on internal control over financial reporting, and related development of controls.
Results of Discontinued Operations
     Sale of Hollywood.com Business Unit to R&S Investments, LLC
     On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. The Hollywood.com Business includes the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators. R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.
     Beginning in September 2009, R&S Investments will be contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the subsequent buyer will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if Hollywood.com is resold within three years, Hollywood Media will also receive 5 percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business up to a maximum of $2.6 million through August 21, 2010.
     For additional information about this transaction, see Note 4 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements contained in Part II, Item 8, of this Form 10-K Report.
     Sale of Showtimes Business Unit to West World Media
     On August 24, 2007, Hollywood Media Corp. entered into and simultaneously closed on a definitive asset purchase agreement with West World Media and its principal, a former employee, pursuant to which Hollywood Media sold to West World Media substantially all of the assets of its Showtimes business for a cash purchase price of $23.0 million subject to a working capital post-closing adjustment. The working capital post-closing adjustment was a price reduction of $0.1 million, which was paid by Hollywood Media to West World Media in January 2008.
     Sale of Baseline/StudioSystems Business Unit to The New York Times Company
     On August 25, 2006, Hollywood Media sold the Baseline/StudioSystems business to The New York Times for a cash purchase price of $35.0 million. As per the purchase agreement, $3.5 million of the purchase price was held in escrow for twelve months following the closing to cover potential indemnification claims, if any, made by The New York Times. During 2007, Hollywood Media received $2.8 million, representing the full amount of the escrow, net of costs of $0.7 million for certain contractual bonuses due to the former division heads.
     Following are components of the net results of discontinued operations for the years ended December 31, 2008, 2007 and 2006. The results for fiscal 2008, 2007 and fiscal 2006 in the table below include the results of the sold businesses for only the periods up to the date on which the Hollywood.com Business and the Showtimes and Baseline/StudioSystems businesses were sold (August 21, 2008, August 24, 2007 and August 25, 2006, respectively).

	2008	2007	2006
	(in millions)	(in millions)	(in millions)
Operating revenue	$3.9	$10.0	$15.1

Gain (loss) on sale of discontinued operations net of income taxes of $0.6 million and $0.5 million for fiscal 2007 and fiscal 2006, respectively	(4.7)	10.2	16.3
Income (loss) from discontinued operations	(1.6)	(0.2)	2.2

Income (loss) from discontinued operations	$(6.3)	$10.0	$18.5

Results of Continuing Operations
     The following tables summarize changes in Hollywood Media’s revenue and operating expense from continuing operations by reportable segment for the years ended December 31, 2008, 2007 and 2006. For additional financial information regarding Hollywood Media’s reportable segments, see Note 18 — Segment Reporting in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K report.

			2007 to	2007 to
Net Revenues Analysis	Net Revenues		2008	2008
(in millions)	2008	2007	Change	Change

Broadway Ticketing	$110.9	$111.8	$(0.9)	(1%)
Ad Sales	4.8	5.3	(0.5)	(9%)
Intellectual Properties	1.4	1.1	0.3	27%
Other	—	—	—	—

TOTALS	$117.1	$118.2	$(1.1)	(1%)

			2006 to	2006 to
	Net Revenues		2007	2007
	2007	2006	Change	Change

Broadway Ticketing	$111.8	$98.7	$13.1	13%
Ad Sales	5.3	4.6	0.7	15%
Intellectual Properties	1.1	1.2	(0.1)	(8%)
Other	—	—	—	—

TOTALS	$118.2	$104.5	$13.7	13%

			2007 to	2007 to
Operating Expense Analysis	Operating Expenses		2008	2008
(in millions)	2008	2007	Change	Change

Broadway Ticketing	$108.4	$109.1	$(0.7)	(1%)
Ad Sales	8.8	5.9	2.9	49%
Intellectual Properties	1.4	1.1	0.3	27%
Other	10.6	10.5	0.1	1%

TOTALS	$129.2	$126.6	$2.6	2%

			2006 to	2006 to
	Operating Expenses		2007	2007
	2007	2006	Change	Change

Broadway Ticketing	$109.1	$95.4	$13.7	14%
Ad Sales	5.9	4.8	1.1	23%
Intellectual Properties	1.1	1.1	—	—
Other	10.5	11.1	(0.6)	(5%)

TOTALS	$126.6	$112.4	$14.2	13%

Comparison of Percentage Changes in Net Revenues and Operating Expenses

	2007 to 2008	2007 to 2008	2006 to 2007	2006 to 2007
	Revenues	Operating Expenses	Revenues	Operating Expenses
Increase (decrease) in - Broadway Ticketing	(1%)	(1%)	13%	14%
Ad Sales	(9%)	49%	15%	23%
Intellectual Properties	27%	27%	(8%)	—
Other	—	1%	—	(5%)

TOTALS	(1%)	2%	13%	13%
Note Regarding Impact of Broadway Strike
     Results of continuing operations for the year ended December 31, 2007 were negatively impacted by the Broadway stagehand strike that ended on November 28, 2007 and caused 19 days of cancelled Broadway performances. We received refunds or credits from the show’s box offices on virtually all tickets purchased by the Broadway Ticketing division for cancelled performances. We worked with customers to address orders placed for these cancelled performances, and refunds or exchanges were provided at the election of the customer. Any orders not refunded or exchanged by the end of fiscal 2007 were included in “Customer deposits” in the Consolidated Balance Sheets in Item 8 of this Form 10-K.
Note Regarding Known Material Trends, Uncertainties and Opportunities Impacting Hollywood Media
     Hollywood Media expects to have continuing losses in the near term. Notwithstanding these losses, as described below under “—Liquidity and Capital Resources,” Hollywood Media expects that it will be able to satisfy its near term liquidity obligations. Other than the normal seasonal variance described under “—Inflation and Seasonality,” Hollywood Media does not expect that there will be a significant variance in its earnings or its cash flows near term and accordingly does not expect its trend of losses to accelerate.
     Known material trends, uncertainties and other factors that have had or are reasonably likely to have a material impact on Hollywood Media’s revenues, earnings and liquidity include the following:
•	the United States and global economic downturn, which can adversely affect business and personal discretionary spending for entertainment-related items such as theater tickets, and has resulted in a reduction in tickets sold and in net revenue;

•	increases in Broadway ticket prices, which can positively affect Hollywood Media’s revenues as the ticket service fees Hollywood Media earns are based on a percentage of ticket prices, but which can also result in a lower of volume of tickets being sold and could adversely affect Hollywood Media’s revenues and, accordingly, its earnings and cash flow; and

•	New York State’s repeal of caps on ticket service fees, which has given Hollywood Media greater flexibility to charge increased service fees on tickets for high demand shows, such as Wicked and Jersey Boys.
     Hollywood Media is also exploring market opportunities which could have a material impact on its revenues, earnings and liquidity, including expansion into discount ticketing markets. Such expansion would allow Hollywood Media to sell tickets at variable price points, which Hollywood Media expects would attract a greater variety of customers. There is no assurance, however, that Hollywood Media will ultimately pursue these opportunities or if it does, that they will be successful.

Net Revenues
     Total net revenues for fiscal 2008 were $117.1 million compared to $118.2 million and $104.5 million for fiscal 2007 and fiscal 2006, respectively. Revenues decreased $1.1 million, or 1%, in fiscal 2008 from fiscal 2007 and increased $13.7 million, or 13%, in fiscal 2007 from fiscal 2006. The decrease in net revenues for fiscal 2008 as compared to fiscal 2007 is primarily the result of decreases in Broadway ticketing revenue of $0.9 million and Ad Sales revenue of $0.5 million, offset in part by an increase in Intellectual Properties revenue of $0.3 million. The increase in net revenues for fiscal 2007 as compared to fiscal 2006 is primarily the result of increases in Broadway ticketing revenue of $13.1 million and Ad Sales revenue of $0.7 million, offset in part by a decrease in Intellectual Properties revenue of $0.1 million. In fiscal 2008 and fiscal 2007, net revenues were derived 95% from Broadway Ticketing, 4% from Ad Sales and 1% from Intellectual Properties. In fiscal 2006, net revenues were derived 94% from Broadway Ticketing, 5% from Ad Sales and 1% from Intellectual Properties.
     Broadway Ticketing net revenue for fiscal 2008 was $110.9 million as compared to $111.8 million for fiscal 2007, and $98.7 million for fiscal 2006. Broadway Ticketing net revenue decreased $0.9 million, or 1%, for fiscal 2008 from fiscal 2007 and increased $13.1 million, or 13%, for fiscal 2007 from fiscal 2006. The decrease in Broadway Ticketing net revenue in fiscal 2008 compared to fiscal 2007 is primarily attributable to a decrease in revenue of $3.6 million from Theatre.com primarily as a result of shifting from Theatre.com handling its own sales to an arrangement with a third party ticket agency in September 2007. As a result of this arrangement, Theatre.com now recognizes revenue based on net commissions instead of gross ticket price. Such decreased revenue was offset by an increase in revenues to consumers of $2.3 million, which includes: ticket price increases by theaters of $3.9 million, an increase in service fees on individual ticket sales of $2.0 million, offset by a decrease in revenues of $1.7 million from a decrease in quantity of tickets sold, a decrease in hotel package sales of $0.9 million, decrease in gift certificate revenue of $0.6 million due to a change in expiration policy and a decrease in sales of cancellation insurance of $0.4 million. The decline in Broadway Ticketing net revenue was further offset by an increase in sponsorship sales of $0.4 million. The increase in Broadway Ticketing net revenue in fiscal 2007 compared to fiscal 2006 is primarily attributable to the result of an increase in sales to consumers of $11.1 million, which includes: increases in number of tickets sold of $5.6 million; ticket price increases by theaters of $4.3 million; and increases in service fees on individual ticket sales of $1.2 million. In addition, the purchase of the Showtix business in February 2007 contributed $2.1 million of revenue, offset by a reduction in banner advertising sales of $0.5 million.
     Ad Sales net revenue was $4.8 million for fiscal 2008 as compared to $5.3 million for fiscal 2007 and $4.6 million for fiscal 2006. Ad Sales net revenue decreased $0.5 million, or 9%, for fiscal 2008 from fiscal 2007 and increased $0.7 million, or 15%, for fiscal 2007 from fiscal 2006. The decrease in Ad Sales from fiscal 2007 to fiscal 2008 is directly attributable to a decrease in UK advertising sales of $0.5 million, which includes: decreases in the brochure and web advertising revenues of $1.1 million, offset in part by an increase in growth of the plasma business of $0.6 million. The increase in Ad Sales from fiscal 2006 to fiscal 2007 is directly attributable to an increase in UK advertising sales of $0.7 million, which includes: increases in the plasma business and the brochure advertising business of $0.6 million and $0.1 million, respectively.
     Intellectual Properties net revenues were $1.4 million for fiscal 2008, compared to $1.0 million for fiscal 2007 and $1.2 million for fiscal 2006. Net revenues generated from Intellectual Properties increased $0.3 million, or 27%, in fiscal 2008 from fiscal 2007 and decreased $0.1 million, or 8%, in fiscal 2007 from fiscal 2006. The increase in revenues from fiscal 2008 to fiscal 2007, as well as the decrease from fiscal 2006 to fiscal 2007 was attributable to the timing of the delivery of manuscripts. The Intellectual Properties division generates revenues from several different activities including book development and licensing, and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies. This division does not include NetCo Partners, which is reported separately; see “Equity in Earnings of Unconsolidated Investees” below.

Equity in Earnings of Unconsolidated Investees
     Equity in earnings of unconsolidated investees consists of the following:

	For the years ended December 31,
	2008	2007	2006
	(in millions)	(in millions)	(in millions)
NetCo Partners (a)	$(0.1)	$—	$—
MovieTickets.com (b)	1.3	—	—

	$1.2	$—	$—

(a) NetCo Partners
          NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method. Hollywood Media’s 50% share of loss of NetCo Partners was $0.1 million for fiscal 2008 a decrease of 100% or $0.1 million as compared to a de minimis amount for fiscal 2007. Our 50% share of earnings was de minimis for fiscal 2006. The decrease in earnings for fiscal 2008 as compared to fiscal 2007 was primarily because all accounts receivables that were over six months were fully reserved during fiscal 2008. Revenues decreased for fiscal 2007 as compared to fiscal 2006 primarily due to fewer manuscripts delivered. Revenues vary year to year dependent on the timing of deliveries of manuscripts to the publisher. Costs related to the acquisition, development and sales of the intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.

(b) MovieTickets.com
          Hollywood Media owns 26.2% of the total equity in the MovieTickets.com joint venture. Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees. Under applicable accounting principles, Hollywood Media has not recorded income from its investment in MovieTickets.com for fiscal 2008 and fiscal 2007 because accumulated losses from fiscal 2006 and prior years exceed MovieTickets.com’s accumulated net income in fiscal 2008 and fiscal 2007. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising. The results above include $1.3 million in dividends received by Hollywood Media in 2008.
          MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com website in May 2000 with several major movie theater exhibitors. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at “will call” windows or kiosks at theaters or the user can print at home for theatres with that capacity. The website generates revenues from service fees charged to users for the purchase of tickets, the sale of advertising and the sale of research data. Service fees on ticket sales were introduced in November 2000. MovieTickets.com’s participating exhibitors operate theaters located in all of the top twenty markets and approximately 70% of the top 50 and top 100 markets in the United States and Canada and represent approximately 50% of the top 50 and top 100 grossing theaters in North America. Additionally, MovieTickets.com operates in the United Kingdom. See Item 1 — Business, and Note 15 to Consolidated Financial Statements for additional information about MovieTickets.com.

Operating Expenses
     Cost of Revenues — Ticketing. Cost of revenues — ticketing was $92.9 million for fiscal 2008 compared to $94.0 million for fiscal 2007 and $82.5 million for fiscal 2006. Cost of revenues consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals and co-op advertising. Cost of Revenues — Ticketing decreased $1.1 million, or 1%, for fiscal 2008 from fiscal 2007 and increased $11.5 million, or 14%, for fiscal 2007 from fiscal 2006. As a percentage of ticketing revenues, cost of revenues — ticketing was 84% in each of fiscal 2008, 2007 and 2006.
     The decrease in Cost of Revenues — Ticketing in fiscal 2008 compared to fiscal 2007 is primarily attributable to the result of a decrease in sales to consumers of $1.0 million, which includes decreases in number of tickets sold from Theatre.com of $3.0 million, primarily as a result of the change to a net revenue share business model described above, and a decrease in number of tickets sold in our domestic Broadway business of $1.2 million, offset by ticket price increases by theaters of $3.1 million. The increase in Cost of Revenues — Ticketing in fiscal 2007 compared to fiscal 2006 is primarily attributable to the result of an increase in sales to consumers of $9.6 million, which includes increases in number of tickets sold of $6.0 million and ticket price increases by theaters of $3.6 million. In addition, the purchase of the Showtix business in February 2007 contributed $1.8 million of cost of revenues — ticketing directly attributable to Showtix.
     Editorial, Production, Development and Technology. Editorial, production, development and technology costs include commissions, royalties, media buying, production services and internet access for CinemasOnline and fees and royalties paid to authors and co-editors for the Intellectual Properties segment. Editorial, production, development and technology costs for fiscal 2008 were $3.3 million as compared to $3.6 million for fiscal 2007 and $3.2 million for fiscal 2006. Editorial, production, development and technology costs decreased $0.3 million or 8% from fiscal 2007 to fiscal 2008 and increased $0.4 million or 13% from fiscal 2006 to fiscal 2007. As a percentage of aggregate net revenues from our Ad Sales and Intellectual Properties segments, these costs were 54% and 56% for fiscal 2008 and fiscal 2007, respectively, and 54% for fiscal 2006.
     The fiscal 2008 decrease from fiscal 2007 was mainly due to a $0.1 million increase in payments to writer/co-editors along with an approximate $0.3 million decrease in the Ad Sales segment. The decrease in the Ad Sales segment was primarily due to an approximately $0.1 million decrease in each of production services, media buying and commissions. The fiscal 2007 increase over fiscal 2006 was primarily due to an approximately $0.5 million increase in costs in the Ad Sales segment offset by a minimal decrease in payments to writers/co-editors. The increase in the Ad Sales segment which was primarily due to a $0.2 million increase in royalties, a $0.2 million increase in commissions as well as a $0.1 million increase in media buying.
     Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising representative firms and other parties). The SG&A expenses for fiscal 2008 were $13.9 million compared to $14.3 million for fiscal 2007, for a decrease of $0.4 million or 3%, and $13.4 million for fiscal 2006, for an increase of $0.9 million, or 7%. As a percentage of net revenues, SG&A expenses were 12% for fiscal 2008 and fiscal 2007 and 13% for fiscal 2006.
     The decrease in SG&A expenses in fiscal 2008 as compared to fiscal 2007 was due in large part to increases in consulting fees of $0.3 million, and legal fees of $0.6 million, offset by a $0.6 million decrease in marketing expenses, $0.3 million reduction in bad debt expense and a $0.3 million decrease in accounting fees. The increase in SG&A expenses in fiscal 2007 over fiscal 2006 was due in large part to the following: (i) increased occupancy expense of $0.8 million, of which approximately $0.6 million is temporary redundant lease expense for our Broadway Ticketing division while we moved our New York office to new consolidated space nearby, (ii) an increase of approximately $0.5 million in advertising expenses for our Broadway Ticketing division, and (iii) the increases were offset by a reduction in bad debt expense of $0.2 million.
     Payroll and Benefits.
     Payroll and benefits expenses consist of payroll and benefits including any other types of compensation benefits as well as human resources and administrative functions.
     Payroll and benefits expenses for fiscal 2008 were $13.3 million as compared to $13.4 million for fiscal 2007, a decrease of $0.1 million, or 1%, and $12.1 million for fiscal 2006. Payroll and benefits expenses increased $1.3 million, or 11%, in fiscal 2007 as compared to fiscal 2006. As a percentage of net revenues, payroll and benefits expenses were approximately 11% in fiscal 2008 and fiscal 2007 and 12% for fiscal 2006.
     The decrease in payroll and benefits in fiscal 2008 as compared to fiscal 2007 was due to severance payments made following the divestment of the Hollywood.com Business of approximately $0.4 million for Hollywood Media employees at the Corporate headquarters, offset by reduction in costs in the Ad Sales segment of $0.2 million and the corporate office of $0.2 million, respectively.
     The increase in payroll and benefits in fiscal 2007 as compared to fiscal 2006 was due in large part to the following factors: (i) an increase in the Ad Sales segment of $0.2 million, primarily due to bonus payments, (ii) approximately $0.4 million in additional payroll and benefits expenses resulting from the acquisition of the Showtix business in February 2007, (iii) an increase of $0.1 million in additional payroll and benefits in our ticketing segment due to the hiring of additional accounting, managerial and other staff, and (iv) an increase in health insurance expense of approximately $0.1 million.
     Depreciation and Amortization.
     Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, equipment under capital leases and amortization of intangibles. Depreciation and amortization expense was $2.2 million for fiscal 2008 as compared to $1.4 million for fiscal 2007 and $1.3 million for fiscal 2006. Depreciation and amortization increased $0.8 million or 57% in fiscal 2008 compared to an increase of $0.1 million, or 8%, in fiscal 2007. The increase in depreciation and amortization expense from fiscal 2007 to fiscal 2008 is primarily due to investments in computer equipment and new office space in New York City for our Broadway Ticketing segment as well as an increase in the amortization of intangible assets due to an external evaluation of the UK Ad Sales segment and also intangible assets purchased as part of the acquisition of Showtix. The increase in depreciation and amortization from fiscal 2006 to fiscal 2007 is primarily due to an increase in investments in our UK Ad Sales segment.
     Interest, net.
     Interest, net was income of $0.4 million for fiscal 2008 as compared to income of $0.2 million for fiscal 2007 and an expense of $1.8 million for fiscal 2006. The increase of $0.2 million, or 100%, in interest, net in fiscal 2008 as compared to fiscal 2007 was primarily attributable to the payoff of $7.0 million principal amount of Senior Unsecured Notes in May 2007, accretion of debit discount, and increased income from interest bearing accounts. The decrease of $2.0 million, or 111%, in interest, net in fiscal 2007 as compared to fiscal 2006 was primarily attributable to the payoff of $7.0 million principal amount of Senior Unsecured Notes in May 2007, accretion of debt discount and increased income from interest bearing accounts.
     Change in derivative liability.
     There was no change in derivative liability for fiscal 2008 and fiscal 2007. Change in derivative liability was $0.6 million for fiscal 2006. The change in derivative liability to zero in fiscal 2007 from fiscal 2006 was due to a change in accounting principle from the adoption of a new accounting pronouncement effective as of January 1, 2007, which eliminated the derivative liability through shareholders’ equity. See Note 11 — Debt in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K report.

     Net Income (Loss).
     Hollywood Media’s net loss for fiscal 2008 was $16.9 million as compared to a net income for fiscal 2007 of $1.7 million and a net income of $9.5 million for fiscal 2006. The net loss increased in fiscal 2008 as compared to the income in fiscal 2007 by $18.6 million, or 1094%, primarily due to the loss on sale of the Hollywood.com Business in 2008 and a non-cash one-time impairment charge of $3.5 million related to our Ad Sales and Intellectual Properties Segments, compared to the gain on the sale of the Showtimes business in 2007. The net income decreased in fiscal 2007 as compared to fiscal 2006 by $7.8 million, or 82%, primarily due to the gain on sale of the Showtimes business in 2007 being less than the gain on the sale of Baseline/StudioSystems business in 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash Balance at Year End; Sources and Uses of Cash
     Hollywood Media’s cash and cash equivalents were $12.7 million at December 31, 2008 as compared to $26.8 million at December 31, 2007. Our net working capital (defined as current assets less current liabilities) was $8.8 million at December 31, 2008 as compared to $20.2 million at December 31, 2007.
     Net cash used in operating activities from continuing operations during fiscal 2008 was $4.5 million, which cash usage was primarily attributable to the loss from continuing operations, a change of 51% compared to net cash used in operating activities from continuing operations during 2007 of $9.2 million.
     Net cash used in investing activities from continuing operations during fiscal 2008 was $1.4 million, which net cash was used to, among other things, purchase $1.3 million in capital expenditures. Net cash provided by investing activities from continuing operations during fiscal 2007 was $19.4 million, which net cash included, among other things, $25.4 million in cash proceeds from the sale of assets (including sale of the Showtimes business, discussed below), and cash outlays which included, among other things, $3.4 million for capital expenditures (including $2.5 million for leasehold improvements for the new Broadway offices in New York City) and $2.7 million for the acquisition of the Showtix business.
     Net cash used in financing activities from continuing operations during fiscal 2008 was $2.2 million, which cash usage included, among other things, $2.1 million to repurchase common stock. Net cash used in financing activities from continuing operations during fiscal 2007 was $11.8 million, which cash usage included, among other things, $7.0 million for repayment in full of all outstanding Senior Unsecured Notes (discussed below), and approximately $5.1 million for the repurchase of common stock of Hollywood Media under the previously announced stock repurchase program (discussed below).
Sale of Hollywood.com Business Unit to R&S Investments LLC
     On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. The Hollywood.com Business includes the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators. R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.

          Beginning in September 2009, R&S Investments will be contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the subsequent buyer will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if Hollywood.com is resold within three years, Hollywood Media will also receive 5 percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010.
          For additional information about this transaction, see Note 4 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements contained in Part II, Item 8, of this Form 10-K Report.
Sale of Showtimes Business Unit to West World Media LLC
          On August 24, 2007, Hollywood Media and its wholly-owned subsidiary Showtimes, entered into and simultaneously closed on a definitive asset purchase agreement with Brett West and West World Media, pursuant to which Hollywood Media sold substantially all of the assets of the Showtimes business to West World Media for a cash purchase price of $23.0 million paid to Hollywood Media on the closing date. The Showtimes business included the CinemaSource, EventSource and ExhibitorAds operations and constituted the remainder of Hollywood Media’s Data Business Division, which previously included the Baseline/StudioSystems business unit until it was sold to The New York Times on August 25, 2006. West World Media is controlled by Brett West, who founded the Showtimes business in 1995 and sold the business to Hollywood Media in 1999. Mr. West served as president of Hollywood Media’s Showtimes business. The purchase price was determined in an arms’ length negotiation between Hollywood Media and West World Media. The purchase price decreased due to a post-closing adjustment of $0.1 million paid by Hollywood Media to West World Media in January 2008. Hollywood Media’s expenditures relating to the sale include approximately $0.6 million in estimated state and federal income taxes and approximately $1.7 million in fees and expenses payable to Hollywood Media’s financial and legal advisors. For additional information about this transaction, see Note 4 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Form 10-K Report.
Acquisition of Showtix Business
          On February 1, 2007, TDI paid approximately $2.7 million in cash to consummate its acquisition of the Broadway ticketing business of Showtix. See Note 5 “Acquisitions and Other Capital Transactions” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K report.
Sale of Baseline StudioSystems Business Unit to The New York Times Company
          On August 25, 2006, Hollywood Media entered into and simultaneously closed on a definitive stock purchase agreement (the “Purchase Agreement”) with The New York Times, pursuant to which The New York Times purchased all of the outstanding capital stock of Hollywood Media’s wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35.0 million. BAC was the subsidiary of Hollywood Media that owned Hollywood Media’s Baseline business unit. Baseline constituted a portion of Hollywood Media’s Data Business division. This sale to The New York Times did not include the other components of Hollywood Media’s Data Business division (e.g., CinemaSource, EventSource and ExhibitorAds). $3.5 million of the purchase price was held in escrow for twelve months following the closing to cover potential indemnification claims by The New York Times under the terms of the Purchase Agreement. As of September 30, 2007, Hollywood Media received the full amount of the escrow net of $0.7 million for payment of previously expensed bonuses due the former division heads under preexisting agreements. The net amount of $2.8 million of escrow, and accumulated interest, was received during the three months ended September 30, 2007. For additional information about this transaction, see Note 4 “Discontinued Operations” in the Notes to

the Consolidated Financial Statements contained in Part II, Item 8, of this Form 10-K Report.
Senior Unsecured Notes Issued in 2005
          On November 23, 2005, Hollywood Media issued and sold $7.0 million aggregate principal amount of its Senior Unsecured Notes (the “Senior Notes”) for aggregate gross cash proceeds of $7.0 million. In May 2007, Hollywood Media paid off the Senior Notes in full, including the $7.0 million in principal plus accrued interest, in accordance with the terms of the Senior Notes, and there is no outstanding balance remaining on the Senior Notes. The Senior Notes carried an 8% interest rate and an initial 12 month term, on which interest was payable in quarterly installments commencing December 31, 2005. Hollywood Media’s net cash proceeds from the issuance, net of issuance costs, were $6.6 million. The holders of the Senior Notes also received warrants to purchase 700,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share. In March 2006, Hollywood Media exercised its option under the terms of the Senior Notes, to extend the maturity date of the Senior Notes to May 23, 2007 in exchange for the delivery of additional five-year warrants to purchase an aggregate of 100,000 shares of Hollywood Media’s common stock with exercise price per share at $4.29. The Senior Notes were not convertible at the option of the holders.
Capital Expenditures
          Our capital expenditures during 2008 (excluding discontinued operations) were $1.3 million. We currently anticipate capital expenditures in 2009 of approximately $1.0 million, including various systems and equipment upgrades. These anticipated 2009 capital expenditures do not include any estimates for potential business acquisitions.
Outlook
          Our cash and cash equivalents generated from the sales of our Baseline/StudioSystems and Showtimes businesses in fiscal 2006 and fiscal 2007, respectively, have provided substantial additional working capital for Hollywood Media, and we have utilized portions of such working capital for various corporate purposes and business activities including, among other things, the repayment of debt and the purchase of the Showtix business referenced above, improvements and investments in various aspects of our Broadway Ticketing division, and for the repurchase of shares of Hollywood Media’s common stock pursuant to our previously announced stock repurchase program (discussed below). Our businesses have required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate will be satisfied from our unrestricted cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through December 31, 2009. If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to more than offset operating expenses.
          While we continue to develop our businesses, we have resumed our strategic review process which may help us realize the full value of our assets in the interest of our shareholders. In prior years, our strategic review process resulted in the sales of our Baseline/StudioSystems and Showtimes businesses in fiscal 2006 and 2007, respectively. We continue to explore opportunities for generating returns for Hollywood Media’s shareholders, including potential dispositions or other strategic transactions. Prior to resuming our strategic review process, we had, as stated in our press release dated October 1, 2007, temporarily suspended such process when our Board of Directors approved the stock repurchase program referenced below. We cannot make assurances as to the timing or occurrence of any future strategic transactions or further stock repurchases.

Authorization of Stock Repurchase Program
          Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash to repurchase shares of its outstanding common stock. See Part II, Item 5, of this Form 10-K report for information about stock repurchases by Hollywood Media during the fourth quarter of fiscal 2008.
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
Contractual Obligations
          The following table sets forth information regarding certain types of our contractual obligations specified below as of December 31, 2008, in accordance with SEC rules requiring this disclosure.

	Payments Due by Period
Contractual		Less than	Years	Years	After
Obligations	Total	1 Year	1-3	4-5	5 Years
(in millions)
Capital lease obligations (1)	$0.4	$0.2	$0.2	$—	$—
Operating lease obligations (2)	8.1	1.1	3.3	1.7	2.0

Total contractual obligations	$8.5	$1.3	$3.5	$1.7	$2.0

(1)	Capital lease obligations are future lease payments under capital leases inclusive of interest.

(2)	Operating lease obligations include leases pertaining to various leased offices and facilities and those classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms expire at various dates through the year 2017. Also, certain equipment used in Hollywood Media’s operations is leased under operating leases.
Off-Balance Sheet Arrangements
          As of December 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K. As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”
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
     Allowance for Doubtful Accounts
          Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $0.6 million and $1.1 million at December 31, 2008 and 2007. The allowance is primarily attributable to receivables due from customers of CinemasOnline. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic regions.
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
          As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of fiscal 2002 which did not result in an impairment charge. Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date during fiscal 2008, 2007 and 2006. As part of our fiscal 2008 annual impairment evaluation, the Company determined that the goodwill associated with its CinemasOnline business should be written off, and, accordingly, the Company recorded an impairment loss of $2.8 million. In addition, the Company recorded $0.7 million in additional impairment to goodwill recorded after our 2001 acquisition of Always Independent Entertainment Corp. and our Intellectual Properties segment. In December 2007 and 2006, there were no adjustments to long-lived assets. As of December 31, 2008, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further. The goodwill recorded in the Consolidated Balance Sheets as of December 31, 2008 and 2007 was $25.2 million and $29.0 million, respectively. At December 31, 2008 and 2007 goodwill represented 38% and 31%, respectively, of total assets. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.
          As of December 31, 2008, the Company’s market capitalization is less than the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of current market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company. We consider the decline in our market capitalization to be temporary and based on general economic conditions and a decline in general investor confidence throughout the market and not based on any events or conditions specific to us. The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contain goodwill at December 31, 2008 exceeds the book value of those units.
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
          We have investments in subsidiaries in the United Kingdom and sell our services into this foreign market. Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for the United Kingdom at December 31, 2008 of U.S. dollar equivalents was a net liability of $1.8 million.
          Our United Kingdom subsidiaries sell services and pay for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar over the course of fiscal 2008 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $0.5 million for fiscal 2008.

     As the assets, liabilities and transactions of our United Kingdom subsidiaries are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of 2008 (i.e., in addition to actual exchange experience) would have resulted in a translation increase in our net loss of $0.1 million for fiscal 2008.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Hollywood Media Corp.
Boca Raton, Florida
     We have audited the accompanying consolidated balance sheets of Hollywood Media Corp. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Media Corp. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
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
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hollywood Media Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an adverse opinion on the effectiveness of internal control over financial reporting because of a material weakness.
KAUFMAN, ROSSIN & CO., P.A.
Miami, Florida
March 16, 2009

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,685,946	$26,758,550
Receivables, net	1,433,797	2,033,702
Inventories held for sale	4,491,841	3,950,578
Deferred ticket costs	12,085,237	16,481,861
Prepaid expenses	1,418,563	2,167,109
Other receivables	1,431,216	3,877,167
Other current assets	99,945	629,298
Restricted cash	2,600,000	—
Current assets of discontinued operations	—	1,124,714

Total current assets	36,246,545	57,022,979

PROPERTY AND EQUIPMENT, net	4,649,202	4,486,620
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	132,800	286,985
INTANGIBLE ASSETS, net	682,896	1,071,658
GOODWILL	25,154,292	29,049,259
OTHER ASSETS	73,126	54,993
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	—	2,006,342

TOTAL ASSETS	$66,938,861	$93,978,836

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,374,661	$3,380,403
Accrued expenses and other	3,708,652	4,403,088
Deferred revenue	15,196,455	21,433,825
Gift certificate liability	3,434,359	2,801,300
Customer deposits	831,838	1,928,357
Current portion of capital lease obligations	203,579	141,809
Current portion of notes payable	43,147	53,422
Related party payable	2,622,438	—
Current liabilities of discontinued operations	—	2,719,289

Total current liabilities	27,415,129	36,861,493

DEFERRED REVENUE	401,309	544,491
CAPITAL LEASE OBLIGATIONS, less current portion	203,901	255,971
OTHER DEFERRED LIABILITY	1,168,096	616,413
NOTES PAYABLE, less current portion	36,258	94,289
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	5,776

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 30,883,913 and 31,897,983 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	308,839	318,980
Additional paid-in capital	309,100,760	310,120,531
Accumulated deficit	(271,695,431)	(254,839,108)

Total shareholders’ equity	37,714,168	55,600,403

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,938,861	$93,978,836

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
NET REVENUES
Ticketing	$110,918,969	$111,792,068	$98,661,705
Other	6,138,962	6,369,156	5,862,715

	117,057,931	118,161,224	104,524,420

OPERATING COSTS AND EXPENSES
Cost of revenues — ticketing	92,882,066	94,017,924	82,496,590
Editorial, production, development and technology	3,323,546	3,590,192	3,165,383
Selling, general and administrative	13,932,852	14,269,974	13,354,795
Payroll and benefits	13,284,857	13,368,817	12,100,816
Impairment loss	3,524,697	—	—
Depreciation and amortization	2,224,831	1,378,492	1,293,797

Total operating costs and expenses	129,172,849	126,625,399	112,411,381

Loss from operations	(12,114,918)	(8,464,175)	(7,886,961)

EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES	1,160,623	4,747	12,227

OTHER INCOME (EXPENSE):
Interest, net	425,251	199,437	(1,787,735)
Change in derivative liability	—	—	640,536
Other, net	44,958	(50,935)	9,430

Loss from continuing operations before minority interest	(10,484,086)	(8,310,926)	(9,012,503)

MINORITY INTEREST IN (INCOME) LOSSES OF SUBSIDIARIES	(81,365)	3,241	4,910

Loss from continuing operations	(10,565,451)	(8,307,685)	(9,007,593)

Gain (loss) on sale of discontinued operations, net of income taxes	(4,655,122)	10,254,287	16,328,241
Income (loss) from discontinued operations	(1,635,750)	(211,993)	2,201,865

Income (loss) from discontinued operations	(6,290,872)	10,042,294	18,530,106

Net income (loss)	$(16,856,323)	$1,734,609	$9,522,513

Basic and diluted income (loss) per common share
Continuing operations	$(0.33)	$(0.25)	$(0.28)
Discontinued operations	(0.20)	0.30	0.57

Total basic and diluted net income (loss) per share	$(0.53)	$0.05	$0.29

Weighted average common and common equivalent shares outstanding — basic and diluted	31,793,853	33,303,886	32,761,848

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Deferred	Accumulated
	Shares	Amount	Paid-in Capital	Compensation	Deficit	Total
Balance — December 31, 2005	32,703,457	$327,035	$309,228,214	$(1,787,500)	$(265,368,657)	$42,399,092

Reclassification of deferred compensation	—	—	(1,787,500)	1,787,500	—	—
Issuance of stock — stock option exercises	67,125	672	204,769	—	—	205,441
Issuance of stock to employees	126,914	1,269	542,802	—	—	544,071
Issuance of stock — interest on convertible debenture	9,133	91	38,374	—	—	38,465
Issuance of stock — warrant exercise, net of placement commissions	69,250	692	188,111	—	—	188,803
Issuance of stock — 401(k) employer match	44,028	440	189,320	—	—	189,760
Amortization of deferred compensation	—	—	650,000	—	—	650,000
Issuance of stock for business acquisitions	23,844	238	99,762	—	—	100,000
Issuance of stock for acquisitions of intangible assets	120,279	1,203	515,297	—	—	516,500
Issuance of stock — conversion of convertible debentures	312,500	3,125	996,875	—	—	1,000,000
Compensation expense on employee stock options	—	—	344,772	—	—	344,772
Net income	—	—	—	—	9,522,513	9,522,513

Balance — December 31, 2006	33,476,530	334,765	311,210,796	—	(255,846,144)	55,699,417

Effect of adoption of FSP EITF 00-19-2	—	—	2,151,037	—	(727,573)	1,423,464
Repurchase of company stock	(2,003,660)	(20,037)	(5,084,167)	—	—	(5,104,204)
Issuance of stock — stock option exercises	69,375	694	203,130	—	—	203,824
Issuance of stock to employees	145,308	1,453	570,806	—	—	572,259
Issuance of stock — warrant exercise	149,181	1,492	(1,492)	—	—	—
Issuance of stock — 401(k) employer match	59,257	593	248,283	—	—	248,876
Amortization of deferred compensation	—	—	650,000	—	—	650,000
Issuance of stock for acquisitions of intangible assets	1,992	20	7,980	—	—	8,000
Compensation expense on employee stock options	—	—	164,158	—	—	164,158
Net income	—	—	—	—	1,734,609	1,734,609

Balance — December 31, 2007	31,897,983	318,980	310,120,531	—	(254,839,108)	55,600,403

Repurchase of company stock	(1,711,639)	(17,117)	(2,107,882)	—	—	(2,124,999)
Issuance of stock — stock option exercises	101,000	1,010	121,890	—	—	122,900
Issuance of stock to officers	100,000	1,000	101,000	—	—	102,000
Issuance of warrants for services rendered	—	—	4,429	—	—	4,429
Issuance of stock — 401(k) employer match	96,569	966	279,084	—	—	280,050
Amortization of deferred compensation	—	—	487,500	—	—	487,500
Issuance of restricted stock — officers	400,000	4,000	(3,069)	—	—	931
Compensation expense on employee stock options	—	—	97,277	—	—	97,277
Net loss	—	—	—	—	(16,856,323)	(16,856,323)

Balance — December 31, 2008	30,883,913	$308,839	$309,100,760	$—	$(271,695,431)	$37,714,168

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of shareholders’ equity.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,856,323)	$1,734,609	$9,522,513
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Income) loss from discontinued operations	6,290,872	(10,042,294)	(18,530,106)
Depreciation and amortization	2,224,831	1,378,492	1,293,797
Interest paid in stock	—	—	38,465
Amortization of discount and beneficial conversion feature on convertible debentures	—	—	59,073
Change in derivative liability	—	—	(640,536)
Amortization of debt issuance costs	—	—	327,096
Amortization of discount on senior unsecured notes	—	624,601	1,259,144
Amortization of deferred financing costs	—	—	4,535
401(k) stock match	165,819	198,753	60,163
Warrants issued for consulting services	4,429	—	—
Equity in earnings of unconsolidated investees, net of return of invested capital	154,185	(4,271)	264,193
Stock option expense	97,277	164,158	344,772
Loss on retirement of property	(21,340)	—	—
Compensation expense on employee stock issuances	102,931	—	102,950
Amortization of deferred compensation costs	487,500	650,000	650,000
Provision for bad debts	319,273	627,197	810,614
Minority interest in earnings of subsidiaries, net of distributions to minority owners	77,641	(94,969)	(26,098)
Impairment loss	3,524,697	—	—
Changes in assets and liabilities:
Receivables	280,632	(378,620)	(1,006,752)
Inventories held for sale	(541,263)	(576,451)	(1,642,848)
Deferred ticket costs	4,396,624	(1,208,537)	(3,469,325)
Prepaid expenses	778,953	(111,753)	6,772
Other receivables	2,470,690	(927,967)	(520,956)
Other current assets	529,353	(543,764)	(178,373)
Other assets	(18,133)	55,685	(4,064)
Accounts payable	(2,053,364)	697,626	(194,298)
Accrued expenses and other	(303,440)	(2,655,186)	1,231,284
Deferred revenue	(5,747,493)	489,412	4,585,908
Customer deposits	(1,096,519)	152,644	180,933
Other deferred liability	272,014	613,118	(11,363)

Net cash used in operating activities — continuing operations	(4,460,154)	(9,157,517)	(5,482,507)
Net cash (used in) provided by operating activities — discontinued operations	(2,717,075)	1,510,881	2,757,964

Net cash used in operating activities	(7,177,229)	(7,646,636)	(2,724,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,290,439)	(3,393,426)	(1,029,662)
Acquisition of businesses, net of cash acquired	(43,313)	(2,690,659)	4,979
Proceeds (expenditures) from sale of assets	(42,320)	25,418,361	25,159,520
Acquisition of intangible assets	(17,000)	(59,470)	(10,000)
Proceeds from property and equipment sales	—	29,432	—
Loss on disposition of assets	—	(1,722)	—
Restricted cash	—	90,000	(90,000)

Net cash (used in) provided by investing activities — continuing operations	(1,393,072)	19,392,516	24,034,837
Net cash used in investing activities — discontinued operations	(3,274,868)	(582,048)	(1,114,816)

Net cash (used in) provided by investing activities	(4,667,940)	18,810,468	22,920,021

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from exercise of stock options	122,900	203,824	205,441
Proceeds received from exercise of warrants, net	—	—	188,803
Payments under capital lease obligations	(157,030)	(93,290)	(52,825)
(Repayment of) proceeds from notes payable	(68,306)	147,711	—
Extinguishment of unsecured notes	—	(7,000,000)	—
Stock repurchase program	(2,124,999)	(5,104,204)	—

Net cash (used in) provided by financing activities — continuing operations	(2,227,435)	(11,845,959)	341,419
Net cash used in financing activities — discontinued operations	—	(7,972)	(29,176)

Net cash (used in) provided by financing activities	(2,227,435)	(11,853,931)	312,243

Net increase (decrease) in cash and cash equivalents	(14,072,604)	(690,099)	20,507,721

CASH AND CASH EQUIVALENTS, beginning of period	26,758,550	27,448,649	6,940,928

CASH AND CASH EQUIVALENTS, end of period	$12,685,946	$26,758,550	$27,448,649

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$64,674	$268,628	$649,467

Taxes paid	$462,837	$787,086	$9,678

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
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
          Hollywood Media’s main website on the World Wide Web (“web”) is Broadway.com. Hollywood Media launched the Broadway.com website on May 1, 2000. Broadway.com features the ability to purchase Broadway, off-Broadway and London theater tickets online; theater news; interviews with stage actors and playwrights; opening-night coverage; theater reviews and video excerpts from selected shows. Hollywood Media generates revenues through the sale of live theater tickets, hotel and restaurant packages online, gift certificates and sponsorships on Broadway.com.
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
          Hollywood Media owns the United Kingdom (“UK”) based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”), which were acquired in November 2005. CinemasOnline, included as part of Hollywood Media’s Ad Sales Segment, maintains websites for cinemas and live theaters in the U.K. in exchange for the right to sell advertising on such websites. CinemasOnline also provides other marketing services, including advertising sales on plasma screens placed in various venues throughout the U.K. and Ireland, such as hotels, car dealerships and cinemas.
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
          Hollywood Media is a 50% partner in NetCo Partners. NetCo Partners was formed in June 1995 as a joint venture between Hollywood Media and C.P. Group, Inc. NetCo Partners is engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners is not consolidated in these financial statements, and Hollywood Media records 50% of the earnings in NetCo Partners as “equity in earnings of unconsolidated investees” in the accompanying consolidated financial statements.

          Hollywood Media owns 26.2% of the equity of MovieTickets.com Inc. (“MovieTickets.com”), a joint venture, primarily with AMC Entertainment Inc., National Amusements, Inc., Viacom Inc. and America Online, Inc. The MovieTickets.com joint venture is not consolidated in the accompanying consolidated financial statements. The MovieTickets.com website allows users to purchase movie tickets online and retrieve them at “will call” windows or kiosks at the theaters. MovieTickets.com generates revenue from the sale of advertising and from service fees charged to users for the purchase of tickets and from the sale of research data, which revenues are not included in Hollywood Media’s revenues. Hollywood Media records its share of the earnings or loss in MovieTickets.com as “Equity in Earnings of Unconsolidated Investees” in the accompanying consolidated financial statements. Under applicable accounting principles, Hollywood Media has not recorded income from its investment in MovieTickets.com for 2008 and 2007 because accumulated losses from 2006 and prior years exceed MovieTickets.com’s accumulated net income in 2008 and 2007.
          The Company had an accumulated deficit totaling $271.7 million and $254.8 million at December 31, 2008 and 2007, respectively. The success of Hollywood Media’s operations in future years is dependent on its ability to generate adequate revenues and cash flows to offset operating expenses. Hollywood Media expects to incur additional losses while it continues to grow its businesses. There can be no assurances that Hollywood Media will be able to generate sufficient revenues from these activities to cover its costs and therefore, Hollywood Media may continue to incur losses and negative cash flows from operations. To the extent that Hollywood Media does not generate sufficient revenues to offset expenses Hollywood Media may require further financing beyond cash on hand to fund ongoing operations. Hollywood Media estimates, based on operating plans and assumptions, that existing cash and cash equivalents and anticipated cash flows will be sufficient to meet working capital requirements for the year 2009.
          In August 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (“Purchaser”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”). The Purchaser is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. Pursuant to the purchase agreement, Hollywood Media sold the Hollywood.com Business to Purchaser for a potential purchase price of $10.0 million, which includes $1.0 million in cash which was paid to Hollywood Media at closing and potential earn-out payments totaling $9.0 million. The Hollywood.com Business includes the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators (see Notes 4 and 20).
          In August 2007, Hollywood Media and its wholly-owned subsidiary Showtimes.com, Inc. (“Showtimes”) entered into and simultaneously closed on a definitive asset purchase agreement with Brett West and West World Media, LLC (“West World Media”), pursuant to which Hollywood Media sold substantially all of the assets of the Showtimes business to West World Media for a cash purchase price of $23.0 million paid to Hollywood Media on the closing date. The Showtimes business included the CinemaSource, EventSource and ExhibitorAds operations and constituted the remainder of Hollywood Media’s Data Business Segment, which previously included the Baseline/StudioSystems business unit until it was sold to The New York Times Company (“The New York Times”) in August 2006. West World Media is controlled by Brett West, who founded the Showtimes business in 1995 and sold the business to Hollywood Media in 1999. Mr. West served as president of Hollywood Media’s Showtimes business.
          In February 2007, TDI entered into and simultaneously closed on a definitive asset purchase agreement with Showtix LLC (“Showtix”) and each of its members pursuant to which TDI purchased substantially all of the assets of Showtix related to its group ticketing sales business. The aggregate purchase price paid by TDI for the assets of Showtix was $2.7 million in cash. In addition, Showtix was also entitled to receive up to $0.4 million in cash earn-outs based on the gross profits earned by TDI’s group ticketing business for the 2007 through 2011 fiscal years. See Note 5 for additional discussion of this transaction.

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
          Accounting Estimates
          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that the Company make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. Significant estimates and assumptions embodied in the accompanying consolidated financial statements, which are evaluated on an ongoing basis, include the deferred tax asset valuation allowance, the adequacy of reserves for accounts receivables and inventory, accruals for compensation, contingencies and litigation, as well as Hollywood Media’s ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets.
          Cash and Cash Equivalents
          Hollywood Media considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $10,589,469 and $28,656,521 at December 31, 2008 and 2007, respectively. The Company maintains cash balances with financial institutions in excess of federally insured limits.
          Receivables
          Receivables consist of amounts due from customers who have advertised on plasma TV displays, posters, brochures and websites in our UK business, purchased live theater tickets, amounts due from box offices for commission on live theater tickets sold to groups and refunds for performances that did not occur and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable.
          Allowance for Doubtful Accounts
          Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the age of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $645,177 and $1,146,536 at December 31, 2008 and 2007, respectively. The allowance is primarily attributable to receivables due from customers of CinemasOnline. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. Changes in the allowance for doubtful accounts consisted of:

	Additions (Deductions)
	Balance at	Charges to	Charged				Balance at
	Beginning	costs and	to other				end of
	of period	expenses	accounts		Write-offs		period
Allowance for doubtful accounts:
2008	$1,146,536	$319,273	$5,000	(A)	$(825,632)	(B)	$645,177
2007	$1,144,700	$627,197	$48,360	(A)	$(673,721)	(B)	$1,146,536
2006	$1,735,531	$810,614	$—		$(1,401,445)	(B)	$1,144,700
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
          Depreciation is provided in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated service lives, which range from three to five years, on a straight-line basis. Leasehold improvements are amortized over the terms of the respective leases. Maintenance and repairs are charged to expense when incurred.
          Website Development Costs and Internally Developed Software
          Emerging Issues Task Force 00-2, “Accounting for Website Development Costs” (“EITF 00-2”) is the authoritative guidance for accounting for website costs. In EITF 00-2, the Task Force reached a consensus that all costs relating to software used to operate a website should be accounted for under Statement of Position 98-1“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” unless a plan exists or is being developed to market the software externally. Website development costs capitalized, net of transfers in and out, during the years ended December 31, 2008, 2007 and 2006 were $28,264, $0 and $0, respectively. Website development costs are amortized using the straight-line method over the lesser of three years or the estimated useful life of the software.
          Certain software development costs for internally developed software have been capitalized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for Web Site Development Costs.” These capitalized costs include purchased software for internal use, consulting services and costs for personnel associated with programming, coding and testing such software during the application development stage and are included in “Property and Equipment” in the accompanying consolidated balance sheets. Amortization of capitalized software costs begins when the software is placed into service and is included in “depreciation and amortization expense” in the accompanying consolidated statements of operations. Software development costs are being amortized using the straight-line method over three years. Internally developed software costs capitalized during the years ended December 31, 2008, 2007 and 2006 were $394,930, $26,274 and $359,192, respectively.
          Goodwill and Intangible Assets
          In 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Effective January 1, 2002, Hollywood Media adopted SFAS No. 142. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if indicators arise by comparing the fair value of the reporting unit with its carrying value, including goodwill. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their estimated useful lives. Hollywood Media has selected October 1 as the date upon which it conducts its annual impairment review.
          As part of our 2008 annual impairment evaluation, which was completed in the first quarter of 2009, the Company determined that the goodwill associated with its CinemasOnline business should be written off, and, accordingly, the Company recorded an impairment loss of $2,871,508 in the fourth quarter of 2008. In addition, the Company recorded $653,189 in the fourth quarter of 2008 in additional impairment related to goodwill recorded after our 2001 acquisition of Always Independent Entertainment Corp. and our Intellectual Properties Segment. The fair values of the reporting units were determined using factors such as net operating cash flows, terminal capitalization rates and comparable transactions and companies. The Company’s annual impairment analysis in 2007 and 2006 did not result in any impairment charges.
          As of December 31, 2008, the Company’s market capitalization is less than the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of current market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company. We consider the decline in our market capitalization to be temporary and based on general economic conditions and a decline in general investor confidence throughout the market and not based on any events or conditions specific to us. The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contain goodwill at December 31, 2008 exceeds the book value of those units.
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
     If an indicator of impairment is present, Hollywood Media evaluates the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values if such fair values are lower than their carrying value. Hollywood Media determines fair value as the net present value of future cash flows. There were no adjustments to the carrying value of long-lived assets for any of the years ended December 31, 2008, 2007, and 2006.
     Revenue Recognition
     Revenue recognition policies for ticketing, shipping and handling, advertising and book packaging and licensing, are set forth below.
     Ticketing. Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational organizations. Proceeds from these sales received in advance of the corresponding performance activity are included in “Deferred Revenue” in our accompanying consolidated balance sheets, at the time of receipt. The Company is the primary obligor and recognizes revenue on a gross basis in the period the performance of the show occurs.
     Gift certificate revenue is derived from the sale of gift certificates, for Broadway, off-Broadway, London shows and dinner and show sales to individuals, groups, travel agencies, tour groups and corporate programs. Proceeds from these sales are included in “Gift Certificate Liability” in our accompanying consolidated balance sheets, at the time of receipt, and if redeemed, are recognized as revenue in the period the performance of the show occurs, or upon expiration of the unredeemed gift certificate. Gift certificates issued on or after March 22, 2007 do not expire. Prior to March 22, 2007, gift certificates were issued with a one-year expiration from the date of issuance.
     Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups. Proceeds from these sales are included in “Customer Deposits” in our accompanying consolidated balance sheets, at the time of receipt, and are recognized as revenue on a net basis on the day of departure from the hotel.
     Dinner voucher revenue is derived from the sale of dinner vouchers for meals at upscale restaurants in New York City to individuals and groups. Proceeds from these sales are included in “Customer Deposits” in our accompanying consolidated balance sheets, at the time of receipt, and are recognized as revenue on a net basis on the date the voucher is presented, or upon expiration of the voucher.
     In July 2000, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Hollywood Media’s existing accounting policies conform to the EITF consensus. Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in our accompanying consolidated statements of operations. Revenues on hotel packages and dinner vouchers sold for New York restaurants are reported on a net basis in our accompanying consolidated statements of operations.
     Shipping and Handling. The Company includes shipping and handling revenues and costs in net revenues and cost of revenues-ticketing, respectively. Shipping and handling revenues amounted to $267,883, $341,769 and $389,827 for the years ended December 31, 2008, 2007 and 2006, respectively. Shipping and handling costs amounted to $270,011, $294,147 and $303,785 for the years ended December 31, 2008, 2007 and 2006, respectively.
     Advertising. Advertising revenue is derived from the sale, by CinemasOnline, of advertising on cinema and theater websites in the UK and plasma TV displays throughout the UK and Ireland. Advertising revenue is recognized over the period that the advertisement is displayed, provided that no significant obligations of Hollywood Media remain and collection is reasonably assured. Hollywood Media’s obligations typically are based on maintaining plasma TV displays, posters, brochures and websites where the advertisements are displayed.
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
     Segment Information
     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers (see Note 18).
     Earnings Per Common Share
     Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires companies to present basic and diluted earnings per share. Earnings per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period presented.
     Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 2,581,928, 2,736,428 and 5,676,865 were excluded from the calculation of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, respectively, because their impact was anti-dilutive to the loss from continuing operations. Non-vested shares are not included in the basic calculation until vesting occurs. There were 400,000, 150,000 and 350,000 unvested shares as of December 31, 2008, 2007, and 2006, respectively.
     Advertising Costs
     Hollywood Media expenses the cost of advertising as incurred. Advertising costs for the years ended December 31, 2008, 2007 and 2006 were $4,066,839, $4,703,407 and $4,238,899, respectively, and are included in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.
     401(k) Plan
     Hollywood Media maintains a 401(k) Plan (“the Plan”) covering all employees who meet certain eligibility requirements. The Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (not to exceed a statutorily prescribed annual limit). All amounts contributed by employee participants in conformity with Plan requirements and earnings on such contributions are fully vested at all times. With respect to the year ended December 31, 2008, Hollywood Media accrued $165,819, or a match of 50% of the first 8% of the employees’ compensation contributions, for those participants employed in excess of 1,000 hours during the year and employed on the last day of the year. The matches paid for the years ended December 31, 2007 and 2006 were 80,547 and 51,102 shares of Hollywood Media common stock, valued at $226,480 and $214,625, respectively, at a share price of $2.90 and $4.20, respectively. The Plan had investments in Company stock of 227,520 shares valued at a share price of $1.00 or $227,520 and 179,084 shares valued at a share price of $2.90 or $519,344, as of December 31, 2008 and 2007, respectively.
     Income Taxes
     Income taxes are accounted for under the liability method pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred income tax assets to an amount that is more likely than not to be realized. Pursuant to the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) uncertain tax positions must meet a “more-likely-than-not” recognition threshold.
     Variable Interest Entities
     FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary. Hollywood Media determined that Hollywood.com, LLC met the definition of a VIE based on one of the criteria described in FIN 46R, which states the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders. The initial investment provided by R&S Investments of $1 million is not sufficient to fund the ongoing losses without additional subordinated financial support. The Company has made the determination that it is not the primary beneficiary of Hollywood.com, LLC, as it is not expected to absorb a majority of the loss. Accordingly, Hollywood.com LLC should not be consolidated into the Company’s consolidated financial statements.

(3) STOCK OPTION PLANS; WARRANTS; AND EMPLOYEE STOCK BASED COMPENSATION:
     Shareholder-Approved Plans
     Hollywood Media has four shareholder-approved equity compensation plans: the 2004 Stock Incentive Plan, the 2000 Stock Incentive Plan, the 1993 Stock Option Plan, and the Directors Stock Option Plan (the “Plans”). In addition to stock options, the 2004 and 2000 Plans permit the granting of stock awards and other forms of equity compensation for key personnel and non-employee directors. There were an aggregate of 512,370, 951,370, and 909,803 shares remaining available for issuance under Hollywood Media’s equity compensation plans at December 31, 2008, 2007 and 2006, respectively. The options may be either qualified incentive stock options or nonqualified stock options. Stock options granted to date generally have had an exercise price per share equal to the market value per share of the common stock on the date prior to grant and generally expire five years or ten years from the date of grant. Options awarded to Hollywood Media’s employees generally become exercisable in annual increments over a four-year period beginning one year from the grant date, although some are immediately exercisable and some vest based on other terms as specified in the option grants. Options awarded to directors become exercisable six months after date of grant. The Plans are registered with the SEC on Form S-8. Shares issued under the Plans are issued from the Company’s unissued shares authorized under its articles of incorporation.
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
     The 1993 Plan provided for the granting of both “incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Options were granted under the 1993 Plan on such terms and at such prices as determined by the Stock Option Committee. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant, or after the expiration of 10 years from the date of grant. Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution. The 1993 Plan also authorizes Hollywood Media to make loans to employees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less that the rate of interest payable by Hollywood Media to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased. No such loans were made during the years ended December 31, 2008, 2007 or 2006.
     As of December 31, 2008, options to purchase 91,000 shares of common stock were outstanding under the 1993 Plan and 101,000 options granted under the 1993 Plan were exercised in 2008. The ability to grant more options under the 1993 Plan expired on July 1, 2003. As such, no further grants are permitted under the 1993 Plan.

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
     The 2000 Plan is administered by the Stock Option Committee or the Compensation Committee of the Board of Directors for grants to executive officers, which has the right to determine, among other things, the persons to whom options, restricted stock, or other benefits are granted, the number of shares of common stock subject to options and other benefits, the exercise price of options and the other terms and conditions thereof. The 2000 Plan provides for the issuance of Incentive Stock Options and Nonqualified Stock Options. In addition, the Benefits under the 2000 Plan may be granted in any one or a combination of Options, Stock Appreciation Rights, Stock Awards, Performance Awards and Stock Units. Upon receiving grants of benefits, each holder of benefits must enter into a benefit agreement with Hollywood Media that contains the appropriate terms and conditions as determined by the Stock Option Committee.
     As of December 31, 2008, options to purchase 15,000 shares of common stock were outstanding under the 2000 Plan. During the year ended December 31, 2008, no options were granted or exercised, 10,000 options were cancelled and 25,000 options expired under the 2000 Plan.
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
     The 2004 Plan is administered by the Stock Option Committee or the Compensation Committee of the Board of Directors for grants to executive officers, which has the right to determine, among other things, the persons to whom options, restricted stock, or other benefits are granted, the number of shares of common stock subject to options and other benefits, the exercise price of options and the other terms and conditions thereof. The 2004 Plan provides for the issuance of Incentive Stock Options and Nonqualified Stock Options. An Incentive Stock Option is an option to purchase common stock that meets the definition of “incentive stock option” set forth in Section 422 of the Internal Revenue Code of 1986. A Nonqualified Stock Option is an option to purchase common stock that meets certain requirements in the 2004 Plan but does not meet the definition of an “incentive stock option” set forth in Section 422 of the Code. In addition, the benefits under the 2004 Plan may be granted in any one or a combination of options, stock appreciation rights, stock awards, performance awards and stock units. Upon receiving Grants of benefits, each holder of benefits must enter into a benefit agreement with Hollywood Media that contains the appropriate terms and conditions as determined by the Stock Option Committee.
     As of December 31, 2008, options to purchase 205,000 shares of common stock were outstanding under the 2004 Plan. During the year ended December 31, 2008, no options were granted or exercised, and 26,000 shares were cancelled under the 2004 Plan.
     Directors Stock Option Plan
     Hollywood Media has established the shareholder-approved Directors Stock Option Plan for non-employee directors, which provides for grants to each non-employee director of options to purchase 15,000 shares of Hollywood Media’s common stock upon election or re-election. In December 2007, the Board of Directors of Hollywood Media elected to temporarily suspend such annual option issuances until such time that the Board determines to reserve additional shares of common stock for issuance upon exercise of options granted under the Directors Stock Option Plan. A total of 300,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Stock Option Plan.
     As of December 31, 2008, options to purchase 280,943 shares of common stock were outstanding under Directors Stock Option Plan. During the year ended December 31, 2008, no options were granted, exercised, cancelled or expired under the Directors Stock Option Plan.
     Shares Available for Future Grant under Stock Plans
     At December 31, 2008, options to purchase 4,057 shares were available for future grant under the Directors Stock Option Plan. At December 31, 2008 there were 226,052 shares available for future grant under the 2000 Plan for options, stock and other awards, and 282,261 shares available for future grant under the 2004 Plan for options, stock and other awards. No options were available for future grant under the 1993 Plan.
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
     During the year ended December 31, 2008, Hollywood Media recorded $687,708 of stock-based compensation expense which caused the loss from continuing operations to increase by $687,708 and basic and diluted loss per share from continuing operations to increase by $0.02 per share.
     Table of Stock Option and Warrant Activity
     A summary of all stock option and warrant activities for the year ended December 31, 2008:

	Stock Options		Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2007	753,943	$4.54	1,982,485	$4.36

Granted	—	—	7,500	2.34
Exercised	(101,000)	1.22	—	—
Cancelled	(36,000)	4.09	—	—
Expired	(25,000)	2.23	—	—

Outstanding at December 31, 2008	591,943	$5.24	1,989,985	$4.35

     Stock Options
     The following table summarizes the activity with respect to the stock options of Hollywood Media for the year ended December 31, 2008.

	Number of	Exercise Price
	Shares	Per Share
Outstanding at December 31, 2007	753,943	$0.88-$16.50
Granted	—	—
Exercised	(101,000)	$0.88-$1.30
Cancelled	(36,000)	$3.60-$4.28
Expired	(25,000)	$2.23

Outstanding at December 31, 2008	591,943	$2.03-$16.50

     Data on Outstanding Options at December 31, 2008:

			Weighted
			Average
	Number of	Weighted	Remaining
	Options	Average Exercise	Contractual	Aggregate
	Outstanding	Price Per Share	Term (years)	Intrinsic Value (1)
Vested Options	584,443	$5.25	3.65	$—

Non-vested Options	7,500	4.19	2.77	—

Total Outstanding Stock Options	591,943	$5.24	3.64	$—

(1)	The aggregate intrinsic value is computed based on the closing price of Hollywood Media’s stock on December 31, 2008, which is a price per share of $1.00.
     As of December 31, 2008, there was $48,160 of unrecognized compensation cost related to non-vested stock option awards. The cost is expected to be recognized over a weighted-average period of 1.07 years.
     Stock options exercises during the years ended December 31, 2008, 2007 and 2006 resulted in the receipt of cash proceeds of $122,900, $203,824 and $205,441, respectively. The intrinsic values of the stock options exercised during the years ended 2008, 2007 and 2006 were $115,020, $74,673 and $76,375, respectively. There were no tax benefits realized from stock option exercises during the years ended December 31, 2008, 2007 and 2006, as a result of available net operating losses and the related valuation allowance.
     The following table summarizes the activity with respect to the non-vested stock options of Hollywood Media for the year ended December 31, 2008.

		Weighted —
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Non-vested at December 31, 2007	35,000	$1.31
Granted	—	—
Vested	(27,500)	1.01
Forfeited	—	—

Non-vested at December 31, 2008	7,500	$2.42

     The fair value of each option award is estimated as of the date of grant using the Black-Scholes option valuation model, which uses various assumptions in the calculation of the fair value. Options to acquire 0 and 15,000 shares were granted during the years ended December 31, 2008 and 2007, respectively.
     The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Average risk free interest rate	—	4.14%	4.22%
Expected lives of options (years):
Two year options	—	—	2
Three year options	—	—	3
Five and Ten year options	—	10	5
Expected volatility	—	72.1%	58.6% - 72.1%

     The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date.

	2008	2007	2006
Exercise Price Equals Market Price
Weighted average exercise price	$2.34	$2.50	$4.18
Weighted average fair value	$0.59	$1.99	$2.88

Exercise Price Exceeds Market Price
Weighted average exercise price	$—	$—	$—
Weighted average fair value	$—	$—	$—

Exercise Price is Less Than Market Price
Weighted average exercise price	$—	$—	$—
Weighted average fair value	$—	$—	$—
     The following is a summary of stock options and warrants outstanding and exercisable as of December 31, 2008:

	Options and Warrants Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Number of	Contractual	Price	Number of	Price
Exercise Prices	Shares	Life	Per Share	Shares	Per Share
$2.03 — $2.84	1,189,985	0.54	$2.78	1,189,985	$2.78
$3.00 — $5.99	1,210,943	2.47	4.31	1,203,443	4.31
$8.00 — $14.06	36,000	1.41	9.75	36,000	9.75
$14.87 — $17.50	45,000	0.95	16.50	45,000	16.50
$21.42	100,000	0.57	21.42	100,000	21.42

	2,581,928	1.44	$4.56	2,574,428	$4.56

Non-vested Stock Awards
     On December 22, 2008, Hollywood Media issued, 250,000 and 150,000 restricted shares to the Chairman of the Board and President, respectively, in accordance with and pursuant to Hollywood Media’s 2004 Stock Incentive Plan with an aggregate value of $408,000, the fair market value on the date of issuance.
     The restricted shares will vest as follows, provided that the respective executive remains employed by Hollywood Media on such vesting dates:
(a)	One-third of the issued shares will vest at the rate of 25% per year on each of the first through fourth anniversaries of the date of grant, such that these shares will be fully vested on the fourth anniversary of the date of grant, assuming continued employment of the executives by Hollywood Media.

(b)	One-third of the issued shares will vest if, at any time prior to the fourth anniversary of the date of grant, Hollywood Media achieves EBITDA greater than zero for either (A) each of two consecutive fiscal quarters or (B) any three quarters in any 15-month period, in each case beginning with the fourth fiscal quarter of 2008.

(c)	One-third of the issued shares will vest if, at any time prior to the fourth anniversary of the date of grant, the closing price of Hollywood Media’s Common Stock exceeds $2.00 per share for at least 10 consecutive trading days after the date of grant.
     Hollywood Media recorded $931 as compensation expense for the year ended December 31, 2008 relating to this issuance. At December 31, 2008 unrecognized potential compensation expense for the non-vested shares amounted to $407,069. As of December 31, 2008, there were 400,000 shares of non-vested common stock.
     During the year ended December 31, 2004, Hollywood Media issued 400,000 shares to each of the President and the Chairman of the Board pursuant to employment agreements with an aggregate value of $408,000, the fair market value on the date of issuance, which vest at a rate of 6.25% per quarter beginning on October 1, 2004. Hollywood Media recorded $487,500, $650,000, and $650,000 as compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively, under these non-vested stock awards. At December 31, 2008, 2007 and 2006, unrecognized compensation expense for the non-vested shares amounted to $0, $487,500 and $1,137,500. As of December 31, 2008, there were no unvested shares remaining under this issuance. As of December 31, 2007 and 2006, there were 150,000 and 350,000 shares respectively, of non-vested common stock. During the years ended December 31, 2008, 2007 and 2006, 150,000, 200,000 and 200,000 shares of common stock vested, respectively.
     In accordance with SFAS No. 123R, unearned deferred compensation amounts of $1,787,500 previously classified as a contra-equity were eliminated against additional paid-in capital, commencing January 1, 2006, as the stock is not deemed to be issued until vesting requirements are satisfied.
(4) DISCONTINUED OPERATIONS
     Hollywood.com Business
     On August 21, 2008, Hollywood Media entered into a purchase agreement with the Purchaser for the sale of the Hollywood.com Business. The Purchaser is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. Pursuant to the purchase agreement, Hollywood Media sold the Hollywood.com Business to Purchaser for a potential purchase price of $10,000,000, which includes $1,000,000, which was paid to Hollywood Media at closing, and potential earn-out payments totaling $9,000,000. Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.
     The earn-out payments will equal the greater of 10 percent of gross revenue and 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the earn-out is fully paid. The Company considers the $9,000,000 in potential earn-out payments to be contingent consideration and non-recourse. Thus, the Company will not record a receivable and any corresponding gain until the contingencies have been met. The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable are recorded. If a subsequent change of control of the Hollywood.com Business, or a portion thereof, occurs before the earn-out is fully paid, the remaining portion of the earn-out would be paid to the Company immediately upon such an event, up to the amount of the consideration received less related expenses. If the aggregate proceeds received by the Company in such a change of control are less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. If the Hollywood.com Business, or a portion thereof, is resold within three years, Hollywood Media will also receive 5 percent of any sale proceeds above $10,000,000. In connection with the sale, Hollywood Media has established an escrow account to fund negative EBITDA of the sold business as necessary, up to a total of $2,600,000, which is the maximum amount of negative EBITDA required to be funded per the purchase agreement. At the end of the two-year escrow period, August 20, 2010, any balance in the escrow account will be distributed to Hollywood Media. In addition, Hollywood Media paid $400,000 to the Purchaser for working capital adjustments at closing. As of December 31, 2008, the $2,600,000 and the $400,000 were included in “Gain (loss) on sale of discontinued operations” in our accompanying consolidated statements of operations. Pursuant to Staff Accounting Bulletin (“SAB”) Topic 5-E, the Company must consider if it has transferred risks of ownership, which the Company has considered and concluded that the risks of ownership have been transferred.
The Hollywood.com Business included:
     (i) Hollywood Media’s Hollywood.com, Inc. subsidiary, which owned the Hollywood.com website and related URLs and celebrity fan websites. Hollywood.com features in-depth movie information including movie showtimes listings, celebrity biographical data, and celebrity photos primarily obtained by Hollywood.com through licenses with third party licensors which are made available on the Hollywood.com website and mobile platform. Hollywood.com also has celebrity fan sites and a library of feature stories and interviews which incorporate photos and multimedia videos taken at entertainment events including movie premiers and award shows; and
     (ii) Hollywood Media’s Totally Hollywood TV, LLC subsidiary, which owned Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators for the distribution of movie trailers to subscribers of those cable systems.
     Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company’s consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the Hollywood.com Business discontinued operations. The sale of the Hollywood.com Business qualifies for discontinued operations treatment under SFAS No. 144. The assets and liabilities of such operations have been classified as current or long term “Assets of discontinued operations” and current and long term “Liabilities of discontinued operations” in the accompanying December 31, 2007 consolidated balance sheet, consisting of the following:

December 31, 2007
Current assets	$1,124,714
Property and equipment, net	403,500
Other assets	8,800
Intangibles	406,164
Goodwill	1,187,878

Total assets of discontinued operations	$3,131,056

Current liabilities	$2,719,289
Long-term liabilities	5,776

Total liabilities of discontinued operations	$2,725,065

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
     Baseline Acquisitions Corp.
     On August 25, 2006, Hollywood Media sold to the New York Times all of the outstanding capital stock of BAC, for a cash purchase price of $35,000,000. As per the purchase agreement, $3,500,000 of the purchase price was held in escrow for twelve months following the closing to cover potential indemnification claims, if any, made by the third party. During 2007, Hollywood Media received $2,800,000, representing the full amount of the escrow net of costs of $700,000 for certain contractual bonuses due to the former division heads.
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
     Results from Discontinued Operations
     The net income (loss) from discontinued operations has been classified in the accompanying consolidated statement of operations as “Income (loss) from discontinued operations” and include the gain from the sale of Showtimes.com and BAC and the loss on sale of the Hollywood.com Business. Summarized results of discontinued operations include the operating income from Showtimes.com and BAC and the operating loss from the Hollywood.com Business through their respective dates of disposition, for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Operating revenue	$3,948,495	$4,322,810	$15,058,287

Gain (loss) on sale of discontinued operations net of income taxes of $569,298 and $524,265 for 2007 and 2006, respectively	(4,655,122)	10,254,287	16,328,241
Income (loss) from discontinued operations	(1,635,750)	(211,993)	2,201,865

Income (loss) from discontinued operations	$(6,290,872)	$10,042,294	$18,530,106

(5) ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:
Showtix Acquisition
     On February 1, 2007, Hollywood Media through its wholly-owned subsidiary TDI entered into a definitive asset purchase agreement with Showtix and each of its members for the acquisition by TDI of substantially all of the assets of Showtix. Showtix was a full service, licensed group ticketing sales agency that sells tickets for Broadway and Off-Broadway theatrical performances. The acquisition was completed and closed on February 1, 2007. The acquisition allows TDI to increase its presence in the Broadway ticketing industry. The aggregate purchase consideration was $2,795,973, including $2,600,000 in cash and $138,796 of acquisition costs. In addition, Showtix is also entitled to receive up to $370,000 in potential periodic cash earn-outs as defined in the agreement. During the first quarter of 2008, Hollywood Media paid Showtix $43,313 pursuant to the first annual earn-out then due, and $57,177 was accrued in fiscal year 2009 pursuant to the second annual earn-out due. During the first quarter of 2008, Hollywood Media completed its evaluation of the acquired assets. The fair market value of these intangible assets on the date of acquisition was $470,760 and the reconciliation of the purchase price has been adjusted to reflect this value. A reconciliation of the purchase price is provided below:

Purchase consideration (including contingent consideration recorded through December 31, 2008)	$2,795,973

Cash acquired	4,824
Accounts receivable	368,319
Prepaid	11,584
Intangibles	470,760

Total assets	$855,487

Current liabilities	$(94,167)

Total liabilities	$(94,167)

Net assets	$761,320

Excess of the purchase consideration over fair value of net assets acquired (included in Broadway Ticketing segment)	$2,034,653

     The excess of the purchase consideration over the fair value of net assets has been classified as “Goodwill” in the accompanying consolidated balance sheets.
     The results of operations of the Showtix business have been included in Hollywood Media’s results of operations since the date of acquisition (February 1, 2007). The following are Hollywood Media’s pro forma results for the years ended December 31, 2007 and 2006, respectively, to show results of operations if the Showtimes business had been acquired on January 1 of each such year:

	December 31, 2007	December 31, 2006
	(unaudited)	(unaudited)

Proforma net revenues	$118,897,529	$119,339,353
Proforma loss from continuing operations	$(8,482,476)	$(7,628,450)
Proforma net income	$1,716,308	$9,781,024
Proforma loss per share from continuing operations	$(0.25)	$(0.23)
Proforma net income per share	$0.05	$0.30
Proforma weighted average common and common equivalent shares	33,303,886	32,761,848
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
     The Company has three primary suppliers of tickets for the Broadway Ticketing division. Purchases from these three suppliers comprised approximately 84%, 86% and 86% of all purchases made during each of the years ended December 31, 2008, 2007, and 2006, respectively. Loss of one or more of these suppliers could have a significant adverse effect on the operations of the Company.
(7) RECENTLY ISSUED ACCOUNTING STANDARDS:
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the methodology used to account for business combinations (formerly referred to as the “purchase accounting” method), including broadening the definition of a business, including revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and other accounting adjustments recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not anticipate that the adoption of SFAS No. 141R will have a material impact on our consolidated financial statements, absent any material business combinations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to the adoption of fair value measurement, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 effective January 1, 2008, and we have elected not to choose to measure any of our current eligible financial assets or liabilities at fair value upon such adoption.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value and applies to certain other accounting pronouncements which require or permit fair value measurements and expands disclosure requirements with respect to such measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007. In February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 157 does not address fair value measurements for purposes of lease classification or measurement. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141R, subsequent to the date of their acquisition regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB also issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active.

     Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the year ended December 31, 2008. In accordance with FSP FAS 157-2, we are currently evaluating the potential impact of applying the provisions of SFAS No. 157 to our nonfinancial assets and liabilities beginning in 2009, including (but not limited to) the valuation of our reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We adopted SFAS No. 160 effective January 1, 2009, and it did not have a material impact on our consolidated financial statements.
(8) PROPERTY AND EQUIPMENT, NET:
     Property and equipment, net consists of:

	December 31,
	2008	2007
Furniture and fixtures	$860,132	$552,690
Equipment and software	4,328,556	4,207,540
Website development	288,224	259,600
Equipment under capital leases	1,200,737	1,180,960
Leasehold improvements	2,869,874	370,687
Internally developed software project in progress	427,398	326,837
Leasehold improvements in progress	—	2,519,299

	9,974,921	9,417,613

Less: Accumulated depreciation and amortization	(5,325,719)	(4,930,993)

	$4,649,202	$4,486,620

     Depreciation and amortization expense of property and equipment was $1,353,497, $977,598 and $865,527 for the years ended December 31, 2008, 2007 and 2006, respectively. Included in these amounts is depreciation and amortization expense for equipment under capital leases of $164,986, $108,048 and $77,074 for the years ended December 31, 2008, 2007 and 2006, respectively.

(9) GOODWILL AND INTANGIBLE ASSETS:
     The following table reflects the changes in the net carrying amount of goodwill relating to continuing operations by operating segment (see Note 18) for the years ended December 31, 2008 and 2007:

	Balance at			Balance at		Balance at
	December 31,	Acquisition		December 31,	Acquisition	December 31,
	2008	and Other	Impairment	2007	and Other	2006
Broadway Ticketing	$5,558,509	$(370,270)	$—	$5,928,779	$2,404,923	$3,523,856
Ad Sales and Other	19,595,783	—	(3,276,640)	22,872,423	—	22,872,423
Intellectual Properties	—	—	(248,057)	248,057	—	248,057

Total	$25,154,292	$(370,270)	$(3,524,697)	$29,049,259	$2,404,923	$26,644,336

     The intangible assets of continuing operations, other than goodwill, consist of the following at December 31, 2008 and 2007:

	Balance at December 31,
	2008			2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$203,368	$(171,843)	$31,525	$203,368	$(159,855)	$43,513
Web addresses	2,061,089	(1,999,604)	61,485	2,082,821	(1,939,514)	143,307
Other	2,112,852	(1,522,966)	589,886	1,642,094	(757,256)	884,838

Total	$4,377,309	$(3,694,413)	$682,896	$3,928,283	$(2,856,625)	$1,071,658

     Amortization expense was $871,334, $400,893 and $428,270 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense of the net carrying amount of intangible assets at December 31, 2008 is as follows:

Year	Amount
2009	$292,078
2010	232,404
2011	90,505
2012	62,820
2013	5,089

Total	$682,896

     Patents and trademarks are being amortized on a straight-line basis over 3 to 17 years. Web addresses and Other are amortized over 3 to 5 years.
(10) CAPITAL LEASE OBLIGATIONS:
     Future minimum lease payments under capital leases, which contain bargain purchase options, together with the present value of the net minimum lease payments as of December 31, 2008 are as follows:

Year	Amount
2009	$238,480
2010	140,758
2011	68,458
2012	11,135
2013	355

Minimum lease payments	459,186
Less amount representing imputed interest	(51,706)

Present value of net minimum lease payments	407,480
Less: current portion	(203,579)

$203,901

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
     Upon issuance, Hollywood Media recognized the value attributable to the 700,000 issued Warrants in the amount of $1,865,037 as a discount against the Senior Notes. The Company valued the Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.45%, an expected volatility of 69.4% and a five year life; the fair value of the Warrants was determined to be $2.66 per share. Additional discount of $286,000 was recorded in conjunction with the 100,000 extension Warrants issued in March of 2006. The Company valued the additional Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.73%, an expected volatility of 64.2% and an approximate five year life; the fair value of the Warrants was determined to be $2.86 per share. The debt discount attributed to the value of the Warrants issued was amortized over the life of the Senior Notes as interest expense using the effective yield method. The Company amortized the Senior Notes debt discount attributed to the value of the Warrants of $624,601 and $1,259,144 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2006, $624,601 of unamortized discount on the Senior Notes was reducing the face amount of the Senior Notes, and was being amortized to interest expense over the remaining term of the outstanding debt.
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
     In addition, $404,310 of issuance costs were being amortized over the life of the original debt as a deferred debt issuance cost on the straight-line basis which approximates the interest method. During the year ended December 31, 2006, $363,440 of debt issuance costs, were amortized as interest expense.
     During the years ended December 31, 2007 and 2006, $220,889 and $567,778, respectively, in interest expense was recorded for stated interest on the Company’s consolidated statement of operations in connection with the Senior Unsecured Notes.
     Registration Payment Arrangement
     As required by the registration rights agreement entered into in connection with the Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants that was declared effective by the SEC on March 3, 2006, and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effective date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act. If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”) in violation of the agreement, and if there are no applicable defenses or limitations under the agreement or at law or otherwise, Hollywood Media would be required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period. As of December 31, 2008, none of the Warrants have been exercised, no Warrant shares have been issued, and the registration statement continues to be effective.
     In accordance with EITF 00-19-2, Hollywood Media is required to calculate the maximum potential amount of consideration payable pursuant to registration payment arrangements, even if the likelihood of payments under such arrangements is remote. EITF 00-19-2 is applicable to financial statements issued for fiscal years beginning after December 15, 2006 and any interim periods therein. Assuming for purposes of this calculation that (i) all of the Warrants were exercised on December 31, 2008, (ii) the Warrant shares issued upon such exercise are available for resale under Rule 144(k) on December 31, 2009, (iii) the registration statement ceased to be effective in violation of the agreement on December 31, 2008 and does not become effective again before December 31, 2009, the remainder of the required registration period, and (iv) that there are no applicable defenses or limitations under the agreement or at law or otherwise, the maximum potential amount of consideration payable by Hollywood Media to the holders of Warrant shares would be $635,000. Management does not believe that any significant material payments are likely under this registration payment arrangement.
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
     On May 22, 2006, Hollywood Media issued 312,500 shares of common stock valued at $1,000,000 upon the conversion of $1.0 million principal amount of the Convertible Debentures into shares of Hollywood’s Media common stock at a conversion price of $3.20 per share pursuant to the terms of the Convertible Debenture. This last remaining Convertible Debenture was converted on May 22, 2006.
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
     On December 22, 2008, Hollywood Media issued 50,000 shares of unrestricted common stock to each of the Chief Executive Officer and President of Hollywood Media, valued at $102,000 in the aggregate based on the $1.02 closing share price as of the date of grant. Such 100,000 shares were issued as payment of annual stock bonuses granted by the Compensation Committee of the Board of Directors. See Note 3 — “Accounting for Share-Based Compensation” for additional information.
     On December 22, 2008, Hollywood Media issued 250,000 shares and 150,000 shares, respectively, of restricted common stock to the Chief Executive Officer and President of Hollywood Media, valued at $408,000 in the aggregate based on the $1.02 closing share price as of the date of grant. Such 400,000 shares were issued as payment of restricted stock bonuses granted by the Compensation Committee of the Board of Directors. See Note 3 — “Accounting for Share-Based Compensation” for additional information.

(13) STOCK REPURCHASE PROGRAM:
          Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash and cash equivalents to repurchase shares of its outstanding common stock. Pursuant to the repurchase program, Hollywood Media purchased an aggregate of 1,711,639 and 2,003,660 shares of its common stock during the years ended December 31, 2008 and 2007, respectively. The shares were purchased for $2,124,999 and $5,104,204 for the years ended December 31, 2008 and 2007, respectively, reflecting an approximate average price per share of $1.24 and $2.55 for the years ended December 31, 2008 and 2007, respectively.
(14) INCOME TAXES:
          The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption had no impact on the Company’s consolidated financial statements as of that date. There are no unrecognized tax benefits in the consolidated financial statements as of December 31, 2008 and December 31, 2007.
          Hollywood Media is in a cumulative net loss position for both financial and tax reporting purposes. The primary item giving rise to the Company’s net deferred tax asset is a net operating loss carryforward of $220,460,459 as a result of losses incurred during the period from inception (January 22, 1993) to December 31, 2008. However, due to the uncertainty of Hollywood Media’s ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to Hollywood Media’s ability to utilize its loss carryforwards subject to the “ownership change” provisions of Section 382 of the U.S. Internal Revenue Code, Hollywood Media has established a valuation allowance for the full amount of the deferred tax asset.
          The net operating loss carryforwards expire as follows:

Year	Amount

2018	$5,804,864
2019	18,526,989
2020	43,159,623
2021	37,552,359
2022	76,867,212
2023	9,728,058
2024	8,719,119
2025	9,543,785
2028	10,558,450

$220,460,459

          The components of Hollywood Media’s deferred tax assets and liabilities consist of the following at December 31:

	2008	2007
Net difference in tax basis and book basis for certain assets and liabilities	$1,997,251	$736,690
Net operating loss and tax credit carryforwards	84,102,705	80,424,425

	(86,099,956)	81,161,115
Valuation allowance	(86,099,956)	(81,161,115)

Net deferred tax asset	$—	$—

          The provision for Federal and state income taxes from discontinued operations of $569,298 for the year ended December 31, 2007, is the result of Federal and state alternative minimum taxes. The provision for income taxes from continuing operations is different from that which would be obtained by applying the statutory Federal income tax rate of 35% as a result of the following:

	For the Year Ended December 31,
	2008	2007	2006
Income tax benefit at Federal statutory tax rate	$(3,697,908)	$(2,907,690)	$(3,152,658)
State income tax benefit (net of federal benefit)	(306,398)	(240,923)	(261,220)
Change in valuation allowance	4,938,841	(1,170,750)	(8,864,688)
Change in valuation allowance resulting from change in cumulative temporary differences	—	1,943,628	(3,745,518)
Impairment of goodwill	1,182,315	—	—
Dividends received deduction	(397,526)	—	—
Change in cumulative temporary differences	—	(1,943,628)	3,745,518
Sale of subsidiaries — basis difference	450,206	—	4,825,002
Non deductible expenses	—	—	—
Loss of foreign subsidiaries	271,973	418,802	—
Tax effect of income (loss) from discontinued operations	(2,384,240)	3,900,561	7,453,564
Other	(57,263)	—	—

	$—	$—	$—

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
(15) INVESTMENTS IN AND ADVANCES TO EQUITY METHOD UNCONSOLIDATED INVESTEES:
          Investments in and advances to equity method unconsolidated investees consist of the following:

	December 31,
	2008	2007
NetCo Partners (a)	$137,775	$291,960
MovieTickets.com (b)	(4,975)	(4,975)

	$132,800	$286,985

          (a) Netco Partners:
          In June 1995, Hollywood Media and C.P. Group, Inc. (“C.P. Group”), entered into an agreement to form NetCo Partners (the “Netco Joint Venture Agreement”). NetCo Partners is engaged in the development and licensing of Tom Clancy’s NetForce.
          Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. C.P. Group contributed to NetCo Partners all rights to Tom Clancy’s NetForce, and Hollywood Media contributed to NetCo Partners all rights to Tad Williams’ MirrorWorld, Arthur C. Clarke’s Worlds of Alexander, Neil Gaiman’s Lifers, and Anne McCaffrey’s Saraband.

     Pursuant to the terms of the NetCo Partners Joint Venture Agreement, Hollywood Media is responsible for developing, producing, manufacturing, advertising, promoting, marketing and distributing NetCo Partners’ illustrated novels and related products and for advancing all costs incurred in connection therewith. All amounts advanced by Hollywood Media to fund NetCo Partners’ operations are treated as capital contributions from Hollywood Media and Hollywood Media is entitled to a return of such capital contributions before distributions of profits are split equally between Hollywood Media and C.P. Group.
     Hollywood Media accounts for its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners’ income or loss as Equity in Earnings of Unconsolidated Investees. Since NetCo Partners is a partnership, any income tax payable is passed through to the partners. The revenues, gross profit and net income of NetCo Partners for the years ended December 31, 2008, 2007 and 2006 are presented below:

	Year Ended December 31,
	2008	2007	2006
	(unaudited)	(unaudited)	(unaudited)

Revenues	$9,508	$1,138	$32,460
Gross profit	7,416	887	32,348
Net income (loss)	(300,954)	9,494	24,454

Company’s Share of net income (loss)	$(150,477)	$4,747	$12,227

          The current assets and current liabilities of NetCo Partners of December 31, 2008 and 2007, which are not included in Hollywood Media’s consolidated balance sheets, are presented below:

	As of December 31,
	2008	2007
	(unaudited)	(unaudited)

Current Assets	$771	$353,231
Current Liabilities	$48,700	$94,213
          (b) MovieTickets.com.
          Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. and National Amusements, Inc. to form MovieTickets.com. In August 2000, the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over 5 years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising on most participating exhibitors’ movie screens. In March 2001, America Online Inc. (“AOL”) purchased a non-interest bearing convertible preferred voting equity interest in MovieTickets.com for $8.5 million in cash, convertible into approximately 3% of the common stock of MovieTickets.com. AOL converted its preferred shares into common stock during the year ended December 31, 2005.
          Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. at December 31, 2008 and shares in 26.2% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Equity in Earnings of Unconsolidated Investees” in the accompanying consolidated balance sheets. Under applicable accounting principles, Hollywood Media has not recorded income from MovieTickets.com operating results for 2008, 2007 and 2006 because accumulated losses from 2005 and prior years exceeded MovieTickets.com’s accumulated net income in 2008, 2007 and 2006. A dividend of $1,311,000 is included in “Equity in Earnings of Unconsolidated Investees” in our accompanying consolidated statement of operations for the year ended December 31, 2008.
          The revenues, cost and expenses, depreciation and amortization and net income of MovieTickets.com for the years ended December 31, 2008, 2007 and 2006, which are not included in Hollywood Media’s consolidated statements of operations, are presented below:

	Year Ended December 31,
	2008	2007	2006
	(unaudited)	(unaudited)	(unaudited)
Revenues	$17,625,221	$13,130,977	$10,363,932
Cost and Expenses	$11,734,612	$10,045,326	$7,574,303
Depreciation and Amortization	$502,950	$532,495	$2,142,410
Net Income	$5,938,232	$3,318,818	$781,226
          The cash, accounts receivable and accrued expenses and other liabilities balances of MovieTickets.com as of December 31, 2008 and 2007, which are not included in Hollywood Media’s consolidated balance sheets, are presented below:

	As of December 31,
	2008	2007
	(unaudited)	(unaudited)

Cash	$4,834,600	$10,008,955
Accounts Receivable, Net	$5,651,846	$4,269,479
Accrued Expenses and Current Liabilities	$3,183,806	$3,678,611
(16) COMMITMENTS AND CONTINGENCIES:
          Operating Leases
          Hollywood Media conducts its operations in various leased facilities, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms may include escalating rent provisions and rent holidays which are expensed on a straight-line basis over the term of the lease, and expire at various dates through the year 2017. Also, certain equipment used in Hollywood Media’s operations is leased under operating leases. Operating lease commitments at December 31, 2008 are as follows:

Year	Amount
2009	$1,115,044
2010	1,061,618
2011	1,083,662
2012	1,137,838
2013	864,472
Thereafter	2,881,050

Total	$8,143,684

          The fixed operating lease commitments detailed above assume that Hollywood Media continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $1,419,410, $1,638,350 and $860,457 during the years ended December 31, 2008, 2007 and 2006, respectively, and is included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.
          Placement Agent Commissions
          Hollywood Media has recorded $7,867 during the year ended December 31, 2006 as a reduction to additional paid-in-capital in the accompanying consolidated financial statements for placement agent commissions on cash proceeds from warrant exercises in connection with the 2004 private placement. There were no placement agent commissions on warrant exercises during the year ended December 31, 2007 or 2008, as warrant exercises did not result in cash proceeds to Hollywood Media. Hollywood Media is obligated to pay 4% of all warrant exercise proceeds associated with the 2004 private placement to the placement agent. In addition, Hollywood Media is obligated to pay to the placement agent 5% of all warrant exercise proceeds associated with warrants issued in connection with the issuance of Senior Unsecured Notes in November of 2005 (see Note 11). There have been no warrant exercises associated with the detachable warrants issued in connection with the Senior Unsecured Notes.
          Self-Insurance Accruals
          Until June 2007, Hollywood Media maintained self-insured retentions for its health benefits programs and limited its exposure by maintaining stop-loss and aggregate liability coverage. The estimate of the Company’s self-insurance liability contains uncertainty since management was required to use judgment to estimate the ultimate cost that would be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of each balance sheet date. When estimating the Company’s self-insurance liability, management considered a number of factors, which included historical claim experience. The self-insurance program was initiated in June 2004. Management recorded the potential liability under the stop-loss insurance coverage using incurred but not reported analyses which included historical claims experience data available under the current self-insurance plan. The Company had $0 and $21,421 accrued for potential claims at December 31, 2008 and 2007, respectively. The insurance expense under the Hollywood Media group insurance plan for the years ended December 31, 2008, 2007 and 2006 was $505,903, $453,857 and $375,727, respectively, and is included in “payroll and benefits” in the accompanying consolidated statements of operations. In June of 2007, Hollywood Media ceased the self-insurance program in favor of a more cost efficient third party insured plan.
          Litigation
          Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business.

(17) SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2008		2007		2006
INVESTING ACTIVITIES:

Acquisition of assets in acquired companies	$—		$—		$—
Acquisition of property and equipment under capital leases	(456,587)		(441,026)		(23,420)
Acquisition of intangible asset	—		—		—

Total non-cash investing activities	$(456,587)		$(441,026)		$(23,420)

FINANCING ACTIVITIES:

Conversion of convertible debentures to common stock	$—		$—		$(1,000,000	) (6)
Obligations acquired under capital leases	176,918		441,026		23,420
Acquisition costs paid with stock-based compensation	—		—		—
Common stock issued for compensation to officers	102,931	(1),(2)	—		102,950	(7)
Common stock issued in lieu of interest payments on convertible debentures	—		—		38,465	(8)
Common stock issued for contributions to Company 401(k) Plan	280,050	(3)	248,876	(4)	189,760	(9)
Common stock issued for assets	—		—		—
Common stock issued for exercise of warrants attached to Convertible Debentures	—		—		1,000,000	(6)
Common stock issued as compensation as part of sale	—		402,150	(5)	—

Total non-cash financing activities	$559,899		$1,092,052		$354,595

(1)	On December 22, 2008, Hollywood Media issued 250,000 shares and 150,000 shares, respectively, of restricted common stock to the Chief Executive Officer and President of Hollywood Media, valued at $408,000 in the aggregate based on the $1.02 closing share price as of the date of grant. Such 400,000 shares were issued as payment of restricted stock bonuses granted by the Compensation Committee of the Board of Directors. Compensation expense is recognized quarterly on one-third of the shares, or $136,000, over a 4-year period beginning on the date of grant. The shares are based on a service condition, of which Hollywood Media recorded compensation expense of $931 in the consolidated statement of operations for the twelve months ended December 31, 2008. The remaining two-thirds of shares, or $272,000 of value, will be recorded to compensation expense if and when it is deemed probable that certain performance goals will be met. See Note 3 — “Accounting for Share-Based Compensation” for additional information.

(2)	On December 22, 2008, Hollywood Media issued 50,000 shares of unrestricted common stock to each of the Chief Executive Officer and President of Hollywood Media, valued at $102,000 in the aggregate based on the $1.02 closing share price as of the date of grant. Such 100,000 shares were issued as payment of annual stock bonuses granted by the Compensation Committee of the Board of Directors. See Note 3 — “Accounting for Share-Based Compensation” for additional information.

(3)	On February 8, 2008, Hollywood Media issued 96,569 shares of common stock valued at the December 31, 2007 closing share price of $2.90, or $280,050, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2007 (see Note 2).

(4)	On February 9, 2007, Hollywood Media issued 59,257 shares of common stock valued at $248,876, based on the December 29, 2006 closing share price of $4.20, for payment of Hollywood Media’s 401(k) employer match for calendar year 2006 (see Note 2).

(5)	On September 7, 2007, Hollywood Media issued 105,000 shares of common stock valued at $3.83 per share, which was the closing share price, on the August 30, 2007 date of grant, in payment of

$402,150 in compensatory bonuses to certain officers of Hollywood Media associated with the August 24, 2007 sale of the Showtimes business.

(6)	On May 22, 2006, Hollywood Media issued 312,500 shares of common stock valued at $1,000,000 upon conversion of $1.0 million principal amount of the Company’s remaining outstanding Convertible Debenture into shares of Hollywood Media’s common stock at a conversion price of $3.20 per share pursuant to the terms of the Convertible Debenture. This last remaining Convertible Debenture was converted on May 22, 2006.

(7)	Hollywood Media issued an aggregate of 25,281 shares of common stock valued at $102,950 to employees for services rendered, as follows: (a) 16,114 shares of common stock valued at $68,500 were issued on January 18, 2006, based on the average of the closing share prices on the ten trading days immediately prior to the issuance date, or $4.25; (b) 4,167 shares of common stock valued at $15,000 were issued on July 20, 2006, based on the average of the closing share prices on the ten trading days immediately prior to the July 19, 2006 date of grant, or $3.60; (c) 5,000 shares of common stock valued at $19,450 were issued on September 20, 2006, based on the closing share price of $3.89 on the trading date prior to the September 20, 2006 date of grant.

(8)	Hollywood Media issued an aggregate of 9,133 shares of common stock valued at $38,465 for interest due to holders of the Convertible Debentures, as follows: (a) 3,682 shares of common stock were issued on January 11, 2006 in payment of $15,123 of interest, based on a $4.11 price per share; (b) 3,397 shares of common stock were issued on April 4, 2006 in payment of $14,794 of interest, based on a $4.36 price per share; and (c) 2,054 shares of common stock were issued on May 22, 2006 in payment of $8,548 of interest, based on a $4.16 price per share. In accordance with the terms of the Convertible Debentures, the price per share in each case was equal to 95% of the average of the closing price of Hollywood Media common stock for the five consecutive trading days ending on and including the third business day immediately preceding the date of grant.

(9)	On March 1, 2006, Hollywood Media issued 44,028 shares of common stock valued at $189,760, based on the December 31, 2005 closing share price of $4.31, for payment of Hollywood Media’s 401(k) employer match for calendar year 2005 (see Note 2).
(18) SEGMENT REPORTING:
          Hollywood Media’s reportable segments are Broadway Ticketing, Ad Sales, Intellectual Properties, and Other. The Broadway Ticketing segment sells tickets and related hotel and restaurant packages for live theater events on Broadway, Off-Broadway and London’s West End, both online and offline, to individual consumers, groups and domestic and international travel professionals, including travel agencies, tour operators and educational institutions. This segment also generates revenue from the sale of sponsorships and advertisements on Broadway.com. The Ad Sales segment sells advertising through CinemasOnline, on cinema and live theater websites and plasma displays in the U.K. and Ireland and holds Hollywood Media’s investment in MovieTickets.com. The Intellectual Properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. The Other segment is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting fees and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media and its Independent Registered Public Accounting Firm to make an assessment of and report on internal control over financial reporting.
          There are no intersegment sales or transfers.
          The following table illustrates the financial information regarding Hollywood Media’s reportable segments. Discontinued operations (see Note 4) were previously included in the Data Business and Ad Sales segments and have been removed from the table below, to illustrate financial information from continuing operations.

	Year Ended December 31,
	2008	2007	2006
Net Revenues:
Broadway Ticketing	$110,918,969	$111,792,068		$98,661,705
Ad Sales	4,830,760	5,308,038		4,633,589
Intellectual Properties	1,308,202	1,061,118		1,229,126
Other	—	—		—

	$117,057,931	$118,161,224		$104,524,420

Operating Income (Loss):
Broadway Ticketing	$2,533,682	$2,652,352		$3,187,369
Ad Sales	(3,977,171)	(571,818)		(140,693)
Intellectual Properties	(71,372)	(8,918)		163,953
Other	(10,600,057)	(10,535,791)		(11,097,590)

	$(12,114,918)	$(8,464,175)	$	(7,886,961)

Capital Expenditures (a)
Broadway Ticketing	$791,356	$2,725,762		$408,474
Ad Sales	208,577	438,572		353,378
Intellectual Properties	897	—		—
Other	289,609	229,092		267,810

	$1,290,439	$3,393,426		$1,029,662

Depreciation and Amortization Expense:
Broadway Ticketing	$876,049	$351,310		$339,254
Ad Sales	901,351	553,237		472,603
Intellectual Properties	150	—		—
Other	447,281	473,945		481,940

	$2,224,831	$1,378,492		$1,293,797

	December 31,
	2008	2007
Segment Assets:
Broadway Ticketing	$34,958,642	$40,149,871
Ad Sales	21,989,086	24,347,568
Intellectual Properties	543,989	739,078
Other	9,447,144	28,742,319

	$66,938,861	$93,978,836

(a)	Capital expenditures do not include property and equipment acquired under capital lease obligations or through acquisitions.
(19) UNAUDITED QUARTERLY FINANCIAL INFORMATION:
For the quarter ended March 31, 2008

Reported
Net revenues	$26,973,670
Loss from continuing operations	$(2,303,065)
Loss from discontinued operations	$(845,973)
Net loss	$(3,149,038)
Weighted average shares	31,854,228
Loss per share — continuing operations	$(0.07)
Loss per share — discontinued operations	$(0.03)
Net loss per share (1)	$(0.10)

For the quarter ended June 30, 2008

Reported
Net revenues	$35,543,314
Loss from continuing operations	$(59,560)
Loss from discontinued operations	$(674,802)
Net loss	$(734,362)
Weighted average shares	31,964,851
Loss per share — continuing operations	$—
Income per share — discontinued operations	$(0.02)
Net loss per share (1)	$(0.02)
For the quarter ended September 30, 2008

Reported
Net revenues	$25,522,782
Loss from continuing operations	$(1,930,907)
Loss from discontinued operations	$(4,418,692)
Net loss	$(6,349,599)
Weighted average shares	32,095,554
Loss per share — continuing operations	$(0.06)
Loss per share — discontinued operations	$(0.14)
Net loss per share (1)	$(0.20)
For the quarter ended December 31, 2008

Reported
Net revenues	$29,018,165
Loss from continuing operations	$(6,271,919)
Loss from discontinued operations	$(351,405)
Net loss	$(6,623,324)
Weighted average shares	31,263,293
Loss per share — continuing operations	$(0.20)
Loss per share — discontinued operations	$(0.01)
Net loss per share (1)	$(0.21)
For the quarter ended March 31, 2007

Reported
Net revenues	$25,495,043
Loss from continuing operations	$(3,129,122)
Income from discontinued operations	$69,003
Net loss	$(3,060,119)
Weighted average shares	33,257,107
Loss per share — continuing operations	$(0.09)
Income per share — discontinued operations	$0.00
Net loss per share (1)	$(0.09)

For the quarter ended June 30, 2007

Reported
Net revenues	$36,317,020
Loss from continuing operations	$(1,825,800)
Income from discontinued operations	$383,793
Net loss	$(1,442,007)
Weighted average shares	33,445,413
Loss per share — continuing operations	$(0.05)
Income per share — discontinued operations	$0.01
Net loss per share (1)	$(0.04)
For the quarter ended September 30, 2007

Reported
Net revenues	$26,757,970
Loss from continuing operations	$(1,723,682)
Income from discontinued operations	$9,819,624
Net income	$8,095,942
Weighted average shares	33,613,357
Loss per share — continuing operations	$(0.05)
Income per share — discontinued operations	$0.29
Net income per share (1)	$0.24
For the quarter ended December 31, 2007

Reported
Net revenues	$29,591,191
Loss from continuing operations	$(1,629,081)
Loss from discontinued operations	$(230,126)
Net loss	$(1,859,207)
Weighted average shares	32,900,188
Loss per share — continuing operations	$(0.05)
Income per share — discontinued operations	$(0.01)
Net loss per share (1)	$(0.06)

(1)	Quarterly earnings per share are calculated on an individual basis and, because of roundings and changes in the weighted average shares outstanding during the year, the summation of each quarter may not equal the amount calculated for the year as a whole.
(20) RELATED PARTY TRANSACTIONS:
          Hollywood Media entered into a purchase agreement with an entity owned by Hollywood Media’s Chief Executive Officer and President for the sale of the Hollywood.com Business. For additional information about this transaction, see Note 4 “Discontinued Operations” in these Notes to the Consolidated Financial Statements. Pursuant to this purchase agreement, Hollywood Media entered into a Transition Services Agreement (“TSA”) with the Hollywood.com Business to provide certain temporary administrative services, which Hollywood Media did solely to provide for an orderly transition of administrative services. Hollywood Media is reimbursed by the Hollywood.com Business for out of pocket costs and incremental expenses incurred in providing services under the TSA. In addition, Hollywood Media continues to process cash receipts for outstanding receivables where vendors have not yet changed the remittance name.
          As of December 31, 2008, the Company accrued $2,622,438, which is included in “Related party payable” in our accompanying consolidated balance sheet. The related party accrual included $22,438 owed to the Purchaser for collections received by Hollywood Media on behalf of the Hollywood.com Business, netted by monies due Hollywood Media under the TSA, and $2,600,000 for estimated losses to be funded by Hollywood Media pursuant to the purchase agreement. The funding of losses pursuant to the purchase agreement is capped at $2,600,000, which was placed in an escrow account by Hollywood Media at closing and is included in “Restricted cash” in our accompanying consolidated balance sheets. As of December 31, 2008, there were no disbursements from the escrow account.
(21) SUBSEQUENT EVENTS
     On January 5, 2009, the Company received $1,914,202 from MovieTickets.com. As a result $1,914,202 in “Equity in earnings of unconsolidated investees” will be recorded in the first quarter of 2009 in addition to any other earnings, if any, during the period.
     On January 5, 2009, the Company opened and assigned a certificate of deposit for $1,221,000 in connection with certain theater surety bonds requested by our Broadway Ticketing segment vendors. The certificate of deposit was assigned to provide collateral for the maker. The $1,221,000 will be recorded as additional “Restricted Cash” in the first quarter and will continue to be restricted until the requirement for full collateral, by the surety bond company, is lifted.
     On February 3, 2009, the Company disbursed $1,372,190 in funds to R&S Investments, LLC, pursuant to the terms of the escrow agreement entered into connection with the sale of Hollywood.com Business. For additional information on the purchase agreement and the escrow agreement see Note 4 “Discontinued Operations” and Note 20 “Related Party Transactions.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          Not applicable.
Item 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, on the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of December 31, 2008, to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     In the Company’s prior year assessment of internal control over financial reporting as of December 31, 2007, management concluded that certain deficiencies, when aggregated, in Hollywood Media’s Broadway Ticketing business constituted a material weakness in Hollywood Media’s internal control over financial reporting. During 2008, management implemented a number of remediations to address this material weakness, including:
•	Continued to strengthen the manual processes and controls related to the support, review and summarization of financial information produced from the existing ticketing system, specifically the cash receipts, purchase and pay and gift certificate processes. Controls surrounding these aforementioned processes were tested and concluded to be operating effectively as of December 31, 2008, where previously they were included in our material weakness.
•	Continued to develop modifications to the existing ticketing systems to automate certain processes related to the affiliate and groups processes necessary for the support, review and summarization of financial information.

•	Continued the development of the transaction processing engine (“TPE”) that began in fiscal 2007 due to the limitations in the licensed ticketing system discussed below. The TPE is intended to act as the foundation and middle-ware to the next generation ticketing system and was designed to plug-in to a variety of software components, thus allowing management to license various product line specific packages, thereby minimizing development time on future product lines. The first phase was completed in July of 2008. The second phase is in the discovery stage as described below.
     Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the Company’s assessment, management has determined that the following deficiencies in the Company’s Broadway Ticketing business constitute a material weakness in the Company’s internal control over financial reporting as of December 31, 2008:
     Insufficient internal controls over the ticketing process of its Broadway Ticketing Division, including inadequate systems to allow for timely processing of ticketing and hotel and dinner voucher revenues; inadequate recording and reporting of ticketing-related financial information and insufficient internal controls over ticketing inventory.
     Based on our evaluation under the framework set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008.
Management’s Plan to Address Material Weakness
     Management is firmly committed to addressing the material weakness. Accordingly, the following are the actions that the Company’s management has taken and will continue to take in order to remediate the material weakness described above:

     As previously disclosed, in the third quarter of 2005 the Company’s management licensed a ticketing software system to replace its existing system. During the implementation phase of the new ticketing system, the Company identified gaps between the design of the ticketing software and its functionality with our Broadway Ticketing business model. The Company developed a transaction processing engine, as mentioned above, to address these gaps, as well as plug-in to various product line specific packages. Phase One of the TPE implementation, completed in July of 2008, launched the content management system, transaction pages and a new call center application. Phase Two will require the bridging of various product line specific applications to the TPE and the integration with the Company’s accounting software package. Management expects Phase Two, currently in the discovery and envisioning phase, to be a staggered roll-out by product line, with release dates beginning in 2010 and continuing through the remainder of 2010.
     In addition, the Company will continue to implement business process improvements that will mitigate control gaps that are not addressed by the new software or the internally developed software from Phase Two of the implementation. These improvements will focus on the areas related to the recording and reporting of financial data not adequately addressed through the new automated modules. The Company’s operations team is working closely with its finance department to ensure all new software implementations have the required controls and functionality to meet both the business and accounting reporting requirements.
     Management believes that the remediations described above, when completed, will eliminate the material weakness identified by management as a result of its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2008.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Hollywood Media Corp.
Boca Raton, Florida
We have audited the internal control over financial reporting, of Hollywood Media Corp. and Subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of the effectiveness of the internal controls over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
The Company identified insufficient internal controls within its Broadway Ticketing Division, including inadequate systems to allow for timely processing of ticketing and hotel and dinner voucher revenues; inadequate recording and reporting of ticketing-related financial information; and insufficient internal controls over ticketing inventory.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 16, 2009 on those consolidated financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hollywood Media Corp. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 16, 2009, expressed an unqualified opinion on those consolidated financial statements.

KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida
March 16, 2009
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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007

•	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.
3. Exhibits
The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

		Location of
Exhibit No.	Description	Exhibit

3.1	Third Amended and Restated Articles of Incorporation.	(1)

3.2	Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences, Rights and Limitations of Series E Junior Preferred Stock.	(2)

3.3	Amended and Restated Bylaws of Hollywood Media Corp., dated as of September 1, 2006.	(3)

4.1	Form of Common Stock Certificate.	(4)

4.2	Amended and Restated Rights Agreement dated as of August 23, 1996 between Hollywood Media Corp. (f/k/a Big Entertainment, Inc.) and American Stock Transfer & Trust Company, as Rights Agent.	(5)

		Location of
Exhibit No.	Description	Exhibit

4.3	Amendment No. 1, dated as of December 9, 2002, to Amended and Restated Rights Amendment dated as of August 23, 1996 between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(6)

4.4	Amendment No. 2, dated as of September 1, 2006, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended December 9, 2002, between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(3)

10.1	Compensatory Plans, Contracts and Arrangements:

	(a) 1993 Stock Option Plan, as amended effective October 1, 1999.	(7)

	(b) Directors Stock Option Plan, as amended effective May 1, 2003.	(8)

	(c) 2000 Stock Incentive Plan, as amended October 30, 2003.	(9)

	(d) 2004 Stock Incentive Plan.	(10)

	(e) Hollywood Media Corp. 401(k) Retirement Savings Plan, dated as of September 16, 2004 (the “Plan”); Amendment to the Plan, dated as of September 16, 2004; related Volume Submitter (Cross-Tested Defined Contribution Plan and Trust); EGTRRA Amendment to the Plan and Post-EGTRRA Amendment to the Plan, dated as of September 16, 2004.	(11)

	(f) Amendment to Hollywood Media Corp. 401(k) Retirement Savings Plan, dated June 16, 2005.	(12)

	(g) Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Mitchell Rubenstein.	(13)

	(h) Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Laurie S. Silvers.	(13)

	(i) Amended and Restated Employment Agreement, dated as of August 9, 2006, by and between Hollywood Media Corp. and Scott Gomez.	(14)

10.2	Amended and Restated Partnership Agreement dated as of November 21, 2002 between Hollywood Media Corp. and Dr. Martin H. Greenberg.	(15)

10.3	Agreement for the Sale and Purchase of UK Theatres Online Limited and other Companies, dated November 22, 2005, by and among Cinemasource UK Limited, Jeffrey Spector and the other shareholders party thereto.	(16)

10.4	Agreement for the Sale and Purchase of CinemasOnline Limited, dated November 22, 2005, by and between Mitchell Clifford Cartwright and Cinemasource UK Limited.	(16)

10.5	Note Purchase Agreement, dated as of November 22, 2005, by and among Hollywood Media and each of the Purchasers, including the forms of Notes and Warrants issued to the Purchasers and the form of registration rights agreement.	(16)

10.6	Registration Rights Agreement dated November 23, 2005 by and among Hollywood Media Corp. and the investors signatory thereto.	(17)

		Location of
Exhibit No.	Description	Exhibit
10.7	Letter agreements dated March 15, 2006, by and between Hollywood Media Corp. and each of the holders of its 8% Senior Unsecured Notes dated November 23, 2005.	(18)

10.8	Form of Common Stock Purchase Warrants dated March 15, 2006, issued to the Holders of Hollywood Media Corp.’s 8% Senior Unsecured Notes dated November 23, 2005.	(18)

10.9	Stock Purchase Agreement, dated as of August 25, 2006, by and between The New York Times Company and Hollywood Media Corp.	(19)

10.10	Asset Purchase Agreement, dated as of February 1, 2007, by and among Theatre Direct NY, Inc., Showtix LLC and each of the members of Showtix LLC.	(20)

10.11	Asset Purchase Agreement, dated as of August 24, 2007, by and among Hollywood Media Corp., Showtimes.com, Inc. Brett West and West World Media, LLC.	(21)

10.12	Purchase Agreement dated as of August 21, 2008, between Hollywood Media Corp. and R&S Investments, LLC.	(22)

10.13	Transition Services Agreement dated as of August 21, 2008 between Hollywood Media Corp., Hollywood.com, LLC and Totally Hollywood TV, LLC.	(22)

21.1	Subsidiaries of Hollywood Media.	*

23.1	Consent of Kaufman, Rossin & Co., P.A. Independent Registered Public Accounting Firm.	*

31.1	Certification of Chief Executive Officer (Section 302).	*

31.2	Certification of Chief Accounting Officer (Principal financial and accounting officer) (Section 302).	*

32.1	Certification of Chief Executive Officer (Section 906).	*

32.2	Certification of Chief Accounting Officer (Principal financial and accounting officer) (Section 906).	*

*	Filed as an exhibit to this Form 10-K

(1)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(3)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on September 5, 2006.

(4)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form SB-2 (No. 33-69294).

(5)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on October 20, 1999.

(6)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on December 10, 2002.

(7)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.

(9)	Incorporated by reference from Appendix C to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.

(10)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 4, 2004 for its 2004 Annual Meeting of Shareholders.

(11)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on September 17, 2004.

(12)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(13)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on December 22, 2008.

(14)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form10-Q for the quarter ended June 30, 2006.

(15)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on November 28, 2005.

(17)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form S-3 (No. 333-130903).

(18)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on March 16, 2006.

(19)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on August 28, 2006.

(20)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on February 6, 2007.

(21)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed on August 30, 2007.

(22)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed on August 27, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: March 16, 2009	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2009	/s/ Mitchell Rubenstein

Mitchell Rubenstein, Chairman of the Board and
Chief Executive Officer (Principal executive officer)

Date: March 16, 2009	/s/ Laurie S. Silvers

Laurie S. Silvers, Vice Chairman of the Board,
President and Secretary

Date: March 16, 2009	/s/ Scott Gomez

Scott Gomez, Chief Accounting Officer (Principal financial and accounting officer)

Date: March 16, 2009	/s/ Harry T. Hoffman

Harry T. Hoffman, Director

Date: March 16, 2009	/s/ Robert E. McAllan

Robert E. McAllan, Director

Date: March 16, 2009	/s/ Robert D. Epstein

Robert D. Epstein, Director

Date: March 16, 2009	/s/ Deborah J. Simon

Deborah J. Simon, Director

Date: March 16, 2009	/s/ Spencer Waxman

Spencer Waxman, Director