Form 10-K/A
period 2008-12-31
HOLLYWOOD MEDIA CORP
filed 2009-04-30
CIK 912544

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
As of April 27, 2009, there were 31,153,560 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE
     Hollywood Media Corp. (“Hollywood Media”) is filing this Form 10-K/A to make the following amendments to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008:
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

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
     The size of Hollywood Media’s Board of Directors is currently set at seven, and there are currently seven incumbent directors serving on the Board. Hollywood Media’s executive officers are elected by the Board of Directors and serve at the discretion of the Board, subject to the terms and conditions of each officer’s employment agreement with Hollywood Media. The following table sets forth certain information concerning each of the incumbent directors and executive officers of Hollywood Media as of the date of this Form 10-K/A.

Name	Age	Position

Mitchell Rubenstein	55	Chairman of the Board and Chief Executive Officer

Laurie S. Silvers	57	Vice Chairman of the Board, President and Secretary

Scott A. Gomez	33	Chief Accounting Officer

Harry T. Hoffman	81	Director

Robert E. McAllan	62	Director

Deborah J. Simon	52	Director

Robert D. Epstein	64	Director

Spencer Waxman	44	Director
     Mitchell Rubenstein is a founder of Hollywood Media and has served as its Chairman of the Board and Chief Executive Officer since its inception in January 1993. Mr. Rubenstein was a founder of the Sci-Fi Channel, a cable television network that was acquired from Mr. Rubenstein and Laurie Silvers by USA Network in March 1992. Mr. Rubenstein served as President of the Sci-Fi Channel from January 1989 to March 1992 and served as Co-Vice Chairman of the Sci-Fi Channel from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Mr. Rubenstein practiced law for 10 years. Mr. Rubenstein received a J.D. degree from the University of Virginia School of Law in 1977 and a Masters in Tax Law (LL.M.) from New York University School of Law in 1979. He currently serves on the NYU Tax Law Advisory Board and is a member of the Founders Society, New York University, and is a member of the University of Virginia School of Law Business Advisory Council. He is also Chairman of the Board of Advisors of Jewish Life at Duke University, which includes the Freeman Center for Jewish Life at Duke and the Rubenstein-Silvers Hillel at Duke. Together with Ms. Silvers, Mr. Rubenstein was named Co-Business Person of the Year, City of Boca Raton, Florida in 1992. Mr. Rubenstein is married to Laurie S. Silvers.
     Laurie S. Silvers is a founder of Hollywood Media and has served as its Vice-Chairman, President and Secretary since its inception in January 1993. Ms. Silvers was a founder of the Sci-Fi Channel, of which she served as Chief Executive Officer from January 1989 to March 1992 and Co-Vice Chairman from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Ms. Silvers practiced law for 10 years. Ms. Silvers received a J.D. degree from University of Miami School of Law in 1977. Ms. Silvers serves on the Board of Trustees of the University of Miami, the Board of Directors of the Economic Council of Palm Beach County, Florida (of which she is Chair-Elect), the Board of Trustees of the Kravis Center of the Performing Arts in West Palm Beach, Florida and Vice Chair of the Board of Directors of the Community Television Foundation of South Florida (WPBT Channel 2, the PBS Station in Miami, Florida). She is a mentor for at-risk teenage girls with the Women of Tomorrow organization.
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
     Harry T. Hoffman has served as a director of Hollywood Media since July 1993. From 1979 until his retirement in 1991, Mr. Hoffman served as President and Chief Executive Officer of Waldenbooks, Inc., then a leading national retailer of books, magazines and related items. From 1968 to 1978, he served as President and Chief Executive Officer of Ingram Book Company, a national book wholesaler. Mr. Hoffman serves as the Chairman of Hollywood Media’s Compensation Committee, and also serves on Hollywood Media’s Audit Committee, Stock Option Committee, and Nominating Committee.
     Robert E. McAllan has served as a director of Hollywood Media since December 2001. Since 1997, Mr. McAllan has served as the CEO of Press Communications, LLC, which owns and operates broadcast properties. Mr. McAllan has been in the commercial radio industry since 1964. Mr. McAllan began his career as a News Director/Operations Manager at WADB FM where he won a national news award from United Press International. Thereafter, Mr. McAllan became a talk show host for the New Jersey Press’ radio stations WJLK AM/FM, and through a series of rapid promotions Mr. McAllan became the president of Press Broadcasting Company, the broadcast division of The New Jersey Press and expanded the company by acquiring several television and radio stations. At the time that New Jersey Press’ newspapers were acquired by Gannett, Mr. McAllan led a group of key Press executives who acquired the broadcast division of the New Jersey Press. Mr. McAllan has also held myriad directorships and officer positions for several companies and associations, including The Asbury Park Press, Inc., which owned the second largest newspaper in New Jersey, New Jersey Press Incorporated, a diversified media company which operated major daily newspapers, television stations, radio stations and online media, the Florida Association of Broadcasters, Chairman of the New Jersey Broadcasters Association, Chairman of the National Independent Television Committee, and Co-Chairman of the Coalition for Media Diversity. Mr. McAllan serves as the Chairman of Hollywood Media’s Audit Committee, and also serves on Hollywood Media’s Stock Option Committee.
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
     Spencer Waxman has served as a director of Hollywood Media since December 2008. Since 2003, Mr. Waxman has served as Managing Partner of Shannon River Capital Management, an investment firm focused on the technology media and telecommunications industries. Mr. Waxman currently sits on the boards of several not for profit organizations, including the Samuel Waxman Cancer Research Foundation and the Board of Jewish Education of New York. Mr. Waxman also serves on the Board of Advisors of Jewish Life at Duke University, on which Board Mr. Rubenstein serves as Chairman. Mr. Waxman is a graduate of Duke University.
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
     Audit Committee
     The Audit Committee of Hollywood Media’s Board of Directors has been established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The current members of the Audit Committee are Harry T. Hoffman, Robert E. McAllan and Deborah J. Simon, and Mr. McAllan serves as the Chairman of the Audit Committee. The Board has determined that each of the current members of the Audit Committee meet the audit committee independence standards under the listing rules of the Nasdaq Stock Market. The Board has further determined that the Audit Committee meets the Nasdaq listing requirement that at least one member of the Audit Committee has such experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.
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
Code of Ethics
     Hollywood Media has adopted a Code of Professional Conduct that applies to all of its officers, directors and employees. This Code of Professional Conduct is available for viewing on our internet website at http://www.hollywoodmedia.com/code_of_conduct.htm under the caption “Code of Professional Conduct.” Hollywood Media’s internet website and any other website mentioned in this Form 10-K/A or the Form 10-K amended hereby, and the information contained or incorporated therein, are not intended to be incorporated into this Form 10-K/A or the Form 10-K amended hereby.
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
     To Hollywood Media’s knowledge, based solely on a review of the copies of such reports furnished to Hollywood Media or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% beneficial owners for the year ended December 31, 2008 have been complied with, other than: one Form 4 to report one transaction in June 2008 that was filed one day after the due date by each of Mitchell Rubenstein and Laurie S. Silvers; and one Form 4 to report two transactions in December 2008 that was filed one day after the due date by each of Mitchell Rubenstein and Laurie S. Silvers.

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
Role of the Compensation Committee
     The Compensation Committee of the Board of Directors of Hollywood Media is responsible for approving, determining and/or making recommendations to the Board of Directors concerning the principal components of executive compensation, including base salaries, bonuses and stock options and other equity awards, for a defined set of upper level executives, including the Chief Executive Officer and the other named executive officers listed in the Summary Compensation Table below (collectively, the “Named Executive Officers”), including base salaries, bonuses, and stock options and other equity awards. The Compensation Committee reviews the compensation of executive officers periodically, typically on a case by case basis, to assess and determine compensation under applicable considerations, including the compensation policies and objectives noted above. The Compensation Committee has received input in the past from Hollywood Media’s Chief Executive Officer on the compensation of the Company’s Chief Accounting Officer, including assessments of the Chief Accounting Officer’s performance, particularly related to Mr. Gomez’s contributions to Hollywood Media’s general revenue-generation and cost-cutting efforts, and assistance with the negotiation of the terms of Mr. Gomez’s employment agreement, including salary and bonuses. In November 2008, the Compensation Committee engaged Pearl Meyer & Partners, LLC, an independent third-party compensation consultant, to review the compensation of the Company’s executive officers with an emphasis on the direct elements of compensation, including salary, short-term incentives (bonus) and long-term incentives (equity).
Setting Executive Compensation
     In approving executive officer compensation, the Compensation Committee generally reviews and considers, among other factors, each executive’s scope of responsibility and commitment, level of performance (with respect to specific areas of responsibility and on an overall basis), contributions to Hollywood Media’s achievement of goals and performance, compensation levels at comparable companies and historical compensation levels, and the recommendations, analysis and other relevant information provided by Hollywood Media’s management and/or other resources that the Committee may wish to access. In setting particular compensation levels, the Compensation Committee seeks an appropriate combination of short-term and long-term compensation to provide the executive with retention incentives and motivation for strong future performance. The appropriate mix to meet these goals may vary from year to year, and from individual to individual, and, in the past, have been negotiated on an arm’s length basis at the time the executive was hired or upon contract renewal. In making compensation decisions or recommendations, the Compensation Committee does not generally apply any specific (formulaic) relationship between objective measures of corporate performance (such as stock price or financial results) to executive compensation, although the Compensation Committee may from time to time approve compensation arrangements or plans containing a quantitative formula for calculating a bonus or other aspects of compensation, as may be contained in the terms of an employment agreement or other compensation plan, award or arrangement.
Elements of Compensation
Base Salary
     The base salary for each of Hollywood Media’s executive officers is targeted to recognize that officer’s unique value, experience, and actual and potential contribution to Hollywood Media’s success. For 2008, Hollywood Media had three Named Executive Officers: Mitchell Rubenstein, its Chairman and Chief Executive Officer; Laurie S. Silvers, its President; and Scott Gomez, its Chief Accounting Officer. During 2008, the Named Executive Officers had preexisting employment agreements specifying salary and other compensation, and received salaries as provided in their respective employment agreements. The Compensation Committee previously approved these existing employment agreements. For additional information about these agreements, see “Employment Agreements with Named Executive Officers” below.
     The current salary structure for Mr. Rubenstein and Ms. Silvers, including their base salaries and provisions for annual cost-of-living adjustments, were established in 2003 pursuant to amendments to their then current employment agreements. In connection with approving the 2003 amendments, the Compensation Committee considered, among other things, the following factors: (i) various financial and operational achievements of Hollywood Media (and the efforts of Mr. Rubenstein and Ms. Silvers to facilitate such achievements), including but not limited to the launch of Hollywood Media’s digital cable television network and the successful launch and continued growth of MovieTickets.com; (ii) levels of compensation paid to CEOs, Presidents and other executive officers of approximately twenty-two industry competitors and similarly sized companies from entertainment related industries, including Ticketmaster, Imax, Tickets.com, iVillage and TheStreet.com; and (iii) the personal cash flow assistance that Mr. Rubenstein and Ms. Silvers provided Hollywood Media, including, among other things, making available from their personal funds a line of credit for Hollywood Media to draw upon, and personally guaranteeing surety bonds on behalf of Hollywood Media. The Compensation Committee determined to increase the combined salary and annual bonuses for the Chief Executive Officer and President at a level approximately 10% below the market median benchmark for comparable positions among the industry competitors reviewed. This determination reflected the Compensation Committee’s decision to take a more conservative stance, given the general climate and concerns surrounding executive compensation at the time that decision was made.
     In November 2008, the Compensation Committee engaged Pearl Meyer & Partners, LLC, an independent third-party compensation consultant, to review the compensation of the Company’s executive officers with an emphasis on the direct elements of compensation, including salary, short-term incentives (bonus) and long-term incentives (equity). A new study was delivered to the Compensation Committee on November 24, 2008 and included a review of twelve publicly traded companies with similar business models and median revenues of $120 million, including Imax, CNET, Internet Brands,

Inc., Knot Inc., TheStreet.com and Ediets.com Inc. Pearl Meyer determined that, while the total compensation levels of the executive officers for 2008 were positioned near the 25th percentile of the market, the base salary levels were positioned near the 75th percentile. Accordingly, Pearl Meyer recommended no adjustments to base salary and the consideration of short term equity awards for 2008 and long-term equity incentives beginning in 2009. In addition to the Pearl Meyer study, the Compensation Committee also considered, among other things, the qualifications and performance of Mr. Rubenstein and Ms. Silvers, the value of their institutional knowledge, the Company’s revenues, results, transactions and operations, the need for experienced management in a recession economy as well as management’s positioning of the Company in advance of the recession with significant cash on hand and, most importantly, given the credit crisis, no long-term debt, the exercise of conservative inventory management in the Company’s Broadway Ticketing business, the dividends received from MovieTickets.com in the second quarter of 2008 and expected in the first quarter of 2009 (which was subsequently received), significant cost-cutting implemented by management in 2008, and the Company’s return of cash to shareholders through the Company’s stock repurchase plan.
     After giving due consideration to the recommendations contained in the Pearl Meyer study and the various factors discussed above, the Compensation Committee determined that maintaining the base salary of the executive officers at current levels and awarding short-term and long-term equity awards to the Company’s Chief Executive Officer and President would provide a total compensation mix in line with that of the market, at levels appropriate to retain the executive officers, while more appropriately aligning their incentives with those of our shareholders. For additional information about these equity awards, see “Stock Option Grants and Equity-Based Compensation” and the “2008 Grants of Plan-Based Awards Table” below.
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
     On April 14, 2008, Scott Gomez received a $25,000 cash bonus, payable in accordance with the terms of his employment agreement. The Compensation Committee of the Board of Directors did not award any discretionary cash bonuses to the Named Executive Officers in 2008.
Stock Option Grants and Equity-Based Compensation
     Management believes that stock options and other equity-based compensation is an important part of its executive compensation program as it serves to provide significant performance incentives to the executive officers and to align the interests of the executive officers with the interests of Hollywood Media’s stockholders. The Compensation Committee has historically granted stock options to employees upon the commencement of their employment, as deemed appropriate. However, due to the increased volatility of Hollywood Media’s stock price, the Compensation Committee did not grant stock options to employees in 2008 and has not awarded stock options to an executive officer since December 2005, but may reconsider doing so in the future.

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
     As further described in the compensation tables below, during the fiscal year ended December 31, 2008, the Compensation Committee granted stock awards to Mr. Rubenstein and Ms. Silvers on December 22, 2008. These grants of 100,000 fully vested shares of common stock and 400,000 restricted shares of common stock were made under Hollywood Media’s 2004 Stock Incentive Plan. In making its assessments regarding these stock awards to Mr. Rubenstein and Ms. Silvers, the Compensation Committee considered a variety of factors and performance measures, including the overall performance and financial health of the Company. Based on its overall assessment, the 100,000 fully vested shares were awarded in recognition of their respective contributions to Hollywood Media’s performance and their dedication and loyalty to Hollywood Media and the 400,000 restricted shares were intended to create forward-looking performance and retention incentives beyond the grant date. In deciding to make the long-term incentive grants, the Compensation Committee considered the fact that the prior long-term incentive stock awards granted several years ago recently became fully vested, thereby providing no further retention strength. In determining the size of the grant, the Compensation Committee considered a variety of factors, including the importance of these executives to the near term and long-term success of the Company, competitive market pay data provided by the Compensation Committee’s independent compensation consultant, and the magnitude of incentive being created to increase the value of the Company. In selecting the design features of the grants, the Committee wanted to ensure a strong linkage to Company performance and shareholder value creation. The Compensation Committee ultimately determined to grant a lower aggregate number of shares than the competitive market data suggested, reflecting their decision to take a more conservative stance given the current economic climate. The Compensation Committee also included more performance-based criteria in the stock grants than the peer companies reviewed in an effort to more appropriately align the incentives of the executives with the Company’s shareholders.
Other Benefits
     Perquisites
     Although perquisites are not a primary aspect of Hollywood Media’s executive compensation, Hollywood Media provided its Named Executive Officers with the following perquisites during 2008:
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
     The Plan permits, but does not require, Hollywood Media to make additional contributions on behalf of the participating employees in the form of cash and/or property (including without limitation shares of common stock of Hollywood Media), as determined by Hollywood Media in its discretion. Hollywood Media will determine on an annual basis whether a matching contribution will be made and, if so, at what level of contribution. For the fiscal year ended December 31, 2008, Hollywood Media elected to make a matching contribution for each participating employee equal to half of the first 8% of the employee’s deferral, payable in shares of common stock of Hollywood Media. The matching contributions vest 25% per year of employment of the participating employee, with such employee becoming fully vested in any matching contributions after four years of employment.
Policy on Deductibility of Compensation
     Section 162(m) of the U.S. Internal Revenue Code generally limits the tax deduction to public companies for annual compensation in excess of $1.0 million paid to an executive who is the chief executive officer or who is one of its other four most highly compensated executive officers. However, compensation which qualifies as “performance-based” is excluded from the $1.0 million limit if, among other requirements, the compensation is payable upon attainment of pre-established, objective performance goals under a plan approved by stockholders (stock options often qualify for such exclusion). It is the policy of Hollywood Media’s management and the Compensation Committee to consider potential adverse impact of Section 162(m) on Hollywood Media in connection with structuring executive compensation and, if and to the extent deemed necessary and appropriate under the circumstances, take steps intended to limit such adverse impact, while at the same time preserving the objective of providing compensation including incentive or equity-based awards as deemed appropriate by the Committee. The Compensation Committee intends to coordinate with management in evaluating the applicability and implications of Section 162(m) to Hollywood Media’s compensation programs and arrangements, but also intends to retain the flexibility necessary to provide cash and other compensation consistent with Hollywood Media’s compensation objectives.
Compensation Committee Report
     Hollywood Media’s Compensation Committee has reviewed and discussed the above “Compensation Discussion and Analysis” with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
Harry T. Hoffman, Chairman
Deborah J. Simon
Robert D. Epstein

Summary Compensation Table
The following table summarizes the total compensation paid to or earned by each of Hollywood Media’s Named Executive Officers for each of the three fiscal years ended December 31, 2008, 2007 and 2006, respectively:

Name and						Stock
Principal Position	Year	Salary		Bonus		Awards		All Other Compensation		Total
Mitchell Rubenstein	2008	$460,657		$51,000	(1)	$243,750	(2)	$24,655	(3)	$780,062
Chief Executive Officer	2007	$382,413	(4)	—		$535,650	(5)	$22,580	(6)	$940,643
	2006	$424,356		$250,000		$325,000	(7)	$20,847	(8)	$1,020,203
Laurie S. Silvers	2008	$403,075		$51,000	(1)	$243,750	(2)	$32,511	(9)	$730,336
President	2007	$334,612	(4)	—		$439,900	(10)	$29,059	(11)	$803,571
	2006	$371,312		$150,000		$325,000	(7)	$26,555	(12)	$872,867
Scott Gomez	2008	$284,134		$321,473		—		$20,123	(13)	$625,730
Chief Accounting Officer	2007	$217,308		$125,000		$76,600	(14)	$26,938	(15)	$446,846
	2006	$192,404		$150,000		—		—	(16)	$342,404

(1)	Bonus includes 50,000 shares awarded by the Compensation Committee on December 22, 2008 in recognition of the executives’ respective contributions to Hollywood Media’s growth to date and their dedication and loyalty to Hollywood Media, valued in accordance with FAS 123R at $51,000 based on the $1.02 closing market price per share on the date of grant.

(2)	Stock awards include the vesting during the 2008 fiscal year of 75,000 shares of restricted common stock originally granted in August 2004, valued in accordance with FAS 123R at $243,750 based on the $3.25 closing market price per share of Hollywood Media’s common stock as of August 19, 2004, the date immediately preceding the grant date. A total of 400,000 shares of restricted common stock were granted to the executive on August 20, 2004, which shares vested over four years at the rate of 25,000 shares (or 6.25%) per calendar quarter, commencing with the first vesting on October 1, 2004. As of December 31, 2008, there were no unvested shares remaining under this grant.

(3)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $9,200, consisting of 9,200 shares of common stock of Hollywood Media valued using the closing market price per share as of the last trading day of 2008, (b) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, and (c) $7,655 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(4)	Excludes $76,080 and $66,570 of base salary voluntarily forgone by Mr. Rubenstein and Ms. Silvers, respectively, as previously announced on October 1, 2007.

(5)	Stock awards include (a) 55,000 shares awarded by the Compensation Committee on August 30, 2007 in recognition of the executive’s contribution to the sale of the assets of Hollywood Media’s wholly-owned subsidiary Showtimes.com, Inc. on August 24, 2007 (the “Showtimes Sale”), valued in accordance with FAS 123R at $210,650 based on the $3.83 closing market price per share on the date of grant and (b) the vesting during the 2007 fiscal year of 100,000 shares of restricted common stock originally granted in August 2004 as described in note 2 above, valued in accordance with FAS 123R at $325,000 based on the $3.25 closing market price per share of Hollywood Media’s common stock as of August 19, 2004, the date immediately preceding the grant date.

(6)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $8,853, consisting of

3,053 shares of common stock of Hollywood Media valued using the closing market price per share as of the last trading day of 2007, (b) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, and (c) $5,927 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(7)	Stock awards include the vesting during the 2006 fiscal year of 100,000 shares of restricted common stock originally granted in August 2004 as described in note 2 above, valued in accordance with FAS 123R at $325,000 based on the $3.25 closing market price per share of Hollywood Media’s common stock as of August 19, 2004, the date immediately preceding the grant date.

(8)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $7,500, consisting of 1,786 shares of common stock of Hollywood Media valued using the closing market price per share as of the last trading day of 2006, (b) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, and (c) $5,547 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(9)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $9,200, consisting of 9,200 shares of common stock of Hollywood Media valued using the closing market price per share as of the last trading day of 2008, (b) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, and (c) $15,511 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(10)	Stock awards include (a) 30,000 shares awarded by the Compensation Committee on August 30, 2007 in recognition of the executive’s contribution to the Showtimes Sale, valued in accordance with FAS 123R at $114,900 based on the $3.83 closing market price per share on the date of grant and (b) the vesting during the 2007 fiscal year of 100,000 shares of restricted common stock originally granted in August 2004 as described in note 2 above, valued in accordance with FAS 123R at $325,000 based on the $3.25 closing market price per share of Hollywood Media’s common stock as of August 19, 2004, the date immediately preceding the grant date.

(11)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $8,795, consisting of 3,033 shares of common stock of Hollywood Media valued using the closing market price per share as of the last trading day of 2007, (b) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, and (c) $12,464 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(12)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $7,500, consisting of 1,786 shares of common stock of Hollywood Media valued using the closing market price per share as of the last trading day of 2006, (b) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, and (c) $11,255 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(13)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $7,138, consisting of 7,138 shares of common stock of Hollywood Media valued using the closing market price per share as of the last trading day of 2008, and (b) $12,985 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(14)	Stock awards include 20,000 shares awarded by the Compensation Committee on August 30, 2007 in recognition of the executive’s contribution to the Showtimes Sale, valued in accordance with FAS 123R at $76,600 based on the $3.83 closing market price per share on the date of grant.

(15)	Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $7,106, consisting of 2,450 shares of common stock of Hollywood Media valued using the closing market price per share as of the last day of 2007, (b) an transportation allowance of $10,320 paid by Hollywood Media on behalf of the executive during the first two quarters of 2007, and (c) $9,512 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(16)	As permitted under Item 402 of Regulation S-K, perquisites and other personal benefits less than the applicable reporting threshold have been excluded. Such amounts may be excluded under the rule if the aggregate amount of such compensation is less than $10,000.
2008 Grants of Plan-Based Awards Table
     The following table provides information about grants of awards to Named Executive Officers during 2008 under Hollywood Media’s shareholder-approved equity compensation plans:

		Estimated Future	All Other Stock
		Payouts Under Equity	Awards: Number of	Grant Date Fair
		Incentive Plan	Shares of Stock or	Value of Stock and
		Awards	Units	Option Awards
Name	Grant Date	Target (#)	(#)	($)

Mitchell Rubenstein	12/22/2008	—	50,000 (1)	51,000	(1)
	12/22/2008	166,667 (2)	83,333 (2)	255,000	(2)

Laurie S. Silvers	12/22/2008	—	50,000 (1)	51,000	(1)
	12/22/2008	100,000 (2)	50,000 (2)	153,000	(2)

(1)	These stock awards were grants of fully vested shares of common stock, which were awarded by the Compensation Committee upon due consideration of the recommendations of compensation consultants Pearl Meyer & Partners, LLC in recognition of the executive’s contributions to Hollywood Media’s growth to date and their dedication and loyalty to Hollywood Media. The Grant Date Fair Value in the table was valued in accordance with FAS 123R based on the $1.02 closing market price per share on the date of grant.

(2)	These stock awards were grants of restricted shares of common stock, which were awarded by the Compensation Committee upon due consideration of the recommendations of compensation consultants Pearl Meyer & Partners, LLC. Neither executive shall sell, assign, exchange, transfer, pledge, hypothecate or otherwise dispose of or encumber any of the restricted shares granted to such executive until such shares have vested. The restricted shares will vest as follows, provided that the respective executive remains employed by Hollywood Media on such vesting dates: (a) one-third of the issued shares will vest at the rate of 25% per year on each of the first through fourth anniversaries of the date of grant, such that these shares will be fully vested on the fourth anniversary of the date of grant, assuming continued employment of the executives by Hollywood Media; (b) one-third of the issued shares will vest if, at any time prior to the fourth anniversary of the date of grant, Hollywood Media achieves EBITDA greater than zero for either (A) each of two consecutive fiscal quarters or (B) any three quarters in any 15-month period, in each case beginning with the fourth fiscal quarter of 2008; and (c) one-third of the issued shares will vest if, at any time prior to the fourth anniversary of the date of grant, the closing price of Hollywood Media’s Common Stock exceeds $2.00 per share for at least 10 consecutive trading days after the date of grant. The Grant Date Fair Value in the table was valued in accordance with FAS 123R based on the $1.02 closing market price per share on the date of grant. Notwithstanding the foregoing, with respect to each executive, any unvested restricted shares granted to such executive shall immediately vest in full upon a “Change of Control” of Hollywood Media (as defined in the employment agreement between such executive and Hollywood Media), or in the event that the employment of such executive is terminated by Hollywood Media other than for “Cause” or by such executive for “Good Reason” (in each case as such term is defined in the employment agreement between such executive and Hollywood Media) at any time prior to the fourth anniversary of the date of grant.

Employment Agreements with Named Executive Officers
     Employment Agreements with Chief Executive Officer and President. In 1993, Hollywood Media entered into employment agreements with each of Mitchell Rubenstein, to serve as Chairman and Chief Executive Officer, and Laurie S. Silvers, to serve as Vice Chairman and President. The current terms of these agreements, as amended, are described below. These agreements were last amended and restated in December 2008. In deciding to renew the contracts of Mr. Rubenstein and Ms. Silvers in December 2008, the Compensation Committee considered the compensation study received from Pearl Meyer & Partners, LLC in November 2008 and, among other things, the qualifications and performance of Mr. Rubenstein and Ms. Silvers, the value of their institutional knowledge, the Company’s revenues, results, transactions and operations, the need for experienced management in a recession economy as well as management’s positioning of the Company in advance of the recession with significant cash on hand and, most importantly, given the credit crisis, no long-term debt, the exercise of conservative inventory management in the Company’s Broadway Ticketing business, the dividends received from MovieTickets.com in the second quarter of 2008 and expected in the first quarter of 2009 (which was subsequently received), significant cost-cutting implemented by management in 2008, and the Company’s return of cash to shareholders through the Company’s stock repurchase plan.
     Pursuant to the amended and restated employment agreements dated December 2008, the terms of both agreements were extended through December 31, 2010. The terms of each of the employment agreements are automatically extended for successive one-year terms unless Hollywood Media or the executive officer gives written notice to the other at least 90 days prior to the then-scheduled expiration date. Each of the employment agreements provides for an annual salary (subject to automatic cost-of-living increases based on changes in the consumer price index), additional cash bonuses as determined by the Compensation Committee or the Board of Directors from time to time at their discretion, and an automobile allowance of $650 per month. Pursuant to the amended and restated employment agreements dated December 2008, the current annual salary rates are $464,834 for Mr. Rubenstein and $406,730 for Ms. Silvers.
     Pursuant to amendments made in 2004 to these employment agreements, the Chief Executive Officer and the President were each granted 400,000 shares of restricted common stock of Hollywood Media, issued under Hollywood Media’s shareholder-approved 2000 Stock Incentive Plan, which shares vest over the course of four years at the rate of 25,000 shares (or 6.25%) on the first day of each calendar quarter until fully vested, commencing in the fourth quarter of 2004, subject to accelerated vesting upon certain events including a Change of Control, the termination of the executive’s employment without cause, or the resignation of the executive within 60 days after the occurrence of “Good Reason” (as defined in the employment agreements). These shares were fully vested as of July 1, 2008.
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
     On August 9, 2006, Hollywood Media and Mr. Gomez amended and restated the original five-year employment agreement. In addition to the terms of the original employment agreement, the amended and restated employment agreement provides that, if a “Change of Control” (which is defined in the employment agreement) occurs during the term of employment, then Mr. Gomez will be entitled to receive a cash payment equal to the salary and annual bonuses payable to Mr. Gomez under the agreement for the two year period following the date of such Change of Control (the “Change of Control Payment”), with 50% of the Change of Control Payment payable upon the date of the Change of Control and 50% of the Change of Control Payment to be paid to Mr. Gomez six months after the date of the Change of Control. As a condition to receiving the second 50% of the Change of Control Payment, Mr. Gomez is required to continue his employment during a period of at least six months following the date of the Change of Control irrespective of the length of time remaining on the term of the agreement, which was extended by Hollywood Media to one year following the date of the Change of Control in accordance with the terms of the employment agreement (the “Required Employment Period”). During the Required Employment Period, the base salary payable to Mr. Gomez in accordance with the terms of the employment agreement shall be increased by 50%. If Mr. Gomez’s employment is terminated without Cause or for Good Reason during the Required Employment Period, Mr. Gomez would be entitled to receive a lump sum payment equal to (a) any unpaid portion of the Change of Control Payment plus (b) the unpaid portion of the aggregate increased base salary that would have been payable to him during the Required Employment Period if such termination had not occurred. Upon the expiration of the Required Employment Period, Mr. Gomez’s employment will continue under the terms of the employment agreement without the 50% base salary increase, and he will not be entitled to any termination payments if his employment is terminated without Cause or for Good Reason.
     As defined in Mr. Gomez’s employment agreement, a “Change of Control” includes, among other factors, the sale of 50% or more of the stock or assets of any two of Hollywood Media’s divisions known as Broadway Ticketing, Data Business or Hollywood.com. On August 21, 2008, payment of the Change of Control Payment was triggered upon the sale of the Hollywood.com Business, which followed the previous sale by Hollywood Media of its Data Business (comprised of the sales of the Baseline StudioSystems and Showtimes businesses in August 2006 and August 2007, respectively). Accordingly: (i) Mr. Gomez received a Change of Control Payment equal to $592,945, with 50% paid on August 21, 2008 and 50% paid on February 21, 2009; and (ii) the current annual salary rate for Mr. Gomez is $375,000, reflecting the 50% increase required during the Required Employment Period referenced above.
     Additional terms of the employment agreements with the Named Executive Officers are described below under the caption “Potential Payments upon Termination or Change-in-Control.” For additional information about the sale of the Hollywood.com Business referenced above, see “Transactions with Related Persons” below.

Outstanding Equity Awards at 2008 Fiscal Year-End
     The following table sets forth information regarding outstanding option and stock awards held by the Named Executive Officers at December 31, 2008:

	Option Awards					Stock Awards
Equity
								Equity	Incentive
			Equity					Incentive	Plan
			Incentive Plan					Plan Awards:	Awards:
			Awards:					Number of	Market or
	Number of	Number of	Number of			Number of		Unearned	Payout Value
	Securities	Securities	Securities			Shares or	Market Value	Shares, Units	of Unearned
	Underlying	Underlying	Underlying			Units of	of Shares or	or Other	Shares, Units or
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Units of Stock	Rights That	Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	That Have	Have Not	That Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Not Vested ($)	Vested (#)	Vested (#)
Mitchell Rubenstein	—	—	—	—	—	83,333	$83,333 (1)	166,667	$166,667 (1)
Laurie S. Silvers	—	—	—	—	—	50,000	$50,000 (1)	100,000	$100,000 (1)
Scott Gomez	25,000	—	—	$4.44	5/19/2009	—	—	—	—
	10,000	—	—	$4.28	12/28/2010

(1)	The market value of the unvested shares of Hollywood Media’s common stock is based on the closing price per share as of December 31, 2008, which was $1.00.
Option Exercises and Stock Vested in 2008
     The following table sets forth information regarding each exercise of stock options and vesting of restricted stock that occurred during 2008 for each of Hollywood Media’s Named Executive Officers on an aggregated basis:

	Option Awards			Stock Awards
	Number of Shares
	Acquired on	Value Realized		Number of Shares		Value Realized
Name	Exercise (#)	on Exercise ($)		Acquired on Vesting (#)		on Vesting ($)
Mitchell Rubenstein	81,000	82,620	(1)	75,000	(2)	$197,000	(3)
Laurie S. Silvers	—	—		75,000	(2)	$197,000	(3)
Scott Gomez	20,000	32,400	(4)	—		—

(1)	Represents the difference between the market price of the underlying shares on the June 23, 2008 exercise date, based on the closing price per share of $2.32 as of such date, and the $1.30 per share exercise price of the options.

(2)	Represents the portion of the 400,000 shares of restricted common stock that were granted to the named officer on August 20, 2004 that vested during the fiscal year ended December 31, 2008. As of December 31, 2008, there were no unvested shares remaining under this issuance.

(3)	The aggregate dollar amount realized upon vesting is based on the closing price per share of Hollywood Media’s common stock on the last trading date prior to each of the vesting dates that occurred during the fiscal year ended December 31, 2008, as follows: (a) 25,000 shares vested on January 1, 2008, valued at $73,258 based on a closing price of $2.93 per share; (b) 25,000 shares vested on April 1, 2008, valued at $62,000 based on a closing price of $2.48 per share; and (c) 25,000 shares vested on July 1, 2008, valued at $61,750 based on a closing price of $2.47 per share.

(4)	Represents the difference between the market price of the underlying shares on the April 21, 2008 exercise date, based on the closing price per share of $2.50 as of such date, and the $0.88 per share exercise price of the options.
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
     The Plan permits, but does not require, Hollywood Media to make additional contributions on behalf of the participating employees in the form of cash and/or property (including without limitation shares of common stock of Hollywood Media), as determined by Hollywood Media in its discretion. Hollywood Media will determine on an annual basis whether a matching contribution will be made and, if so, at what level of contribution. For the fiscal year ended December 31, 2008, Hollywood Media elected to make a matching contribution for each participating employee equal to half of the first 8% of the employee’s deferral, payable in shares of common stock of Hollywood Media. The matching contributions vest 25% per year of employment of the participating employee, with such employee becoming fully vested in any matching contributions after four years of employment.
Nonqualified Deferred Compensation
     Hollywood Media does not provide any nonqualified defined contribution or other deferred compensation plans.
Potential Payments Upon Termination or Change-in-Control
Mitchell Rubenstein — Chief Executive Officer
     Pursuant to the current employment agreement between Hollywood Media and Mitchell Rubenstein, discussed under the caption “Employment Agreements with Named Executive Officers” above, upon a termination of Mr. Rubenstein’s employment by Hollywood Media for Mr. Rubenstein’s disability or for any reason other than death or “Cause” (as defined in the employment agreement) or upon a termination of Mr. Rubenstein’s employment by Mr. Rubenstein for “Good Reason” (as defined in the employment agreement), Mr. Rubenstein will be entitled to receive a lump sum payment equal to his then current salary until the expiration of the then current term of the employment agreement or for 12 months, whichever is greater. For purposes of this agreement, a termination by Hollywood Media of Laurie S. Silvers’ employment without Cause will constitute a termination without Cause of Mr. Rubenstein. In the event of a termination of employment by Hollywood Media as a result of Mr. Rubenstein’s death, Mr. Rubenstein’s estate will be entitled to receive a lump sum payment equal to one year’s base salary plus a pro rata portion of any bonus to which Mr. Rubenstein would have been entitled. Assuming that Mr. Rubenstein’s employment was terminated by Hollywood Media on December 31, 2008 without Cause or as a result of Mr. Rubenstein’s disability, Mr. Rubenstein would be entitled to receive a lump sum payment equal to $929,668 (representing his then current salary through the

December 31, 2010, the expiration of the then current term) and approximately $15,310 in insurance coverage for termination as a result of disability. Assuming that this agreement was terminated on December 31, 2008 as a result of Mr. Rubenstein’s death, Mr. Rubenstein’s estate would be entitled to receive a lump sum payment of $464,834.
     Under Mr. Rubenstein’s current employment agreement, if Mr. Rubenstein is affiliated with Hollywood Media on the date of a “Change of Control” (as defined in his employment agreement), Mr. Rubenstein will receive a lump sum payment equal to three times his “base period income,” to be paid within 5 days of the date of the Change of Control. As defined in his employment agreement, “base period income” shall be the sum of (i) the base salary paid or payable to Mr. Rubenstein with respect to the last fiscal year ending before the date of the Change of Control, and (ii) the greater of (x) Mr. Rubenstein’s bonus (both cash and stock) for the last fiscal year ending before the date of the Change of Control and (y) Mr. Rubenstein’s bonus (both cash and stock) for the second fiscal year preceding such date. Assuming the occurrence of a Change of Control on December 31, 2008, Mr. Rubenstein would be entitled to receive a lump sum payment of $2,312,502.
     Under Mr. Rubenstein’s current employment agreement, a “Change of Control” shall be deemed to have taken place if (i) any person, or more than one person acting as a group as defined in Treas. Reg. section 1.409A-3(i)(5)(v)(B), acquires Hollywood Media stock (or has acquired such stock within a 12-month period ending on the date of the most recent acquisition by such person or persons) having 30% or more of the combined voting power of the then outstanding stock of Hollywood Media (other than as a result of an issuance of securities initiated by Hollywood Media, or open market purchases approved by the Board, as long as the majority of the Board approving the purchases is the majority at the time the purchases are made), (ii) a majority of the persons who were directors of Hollywood Media before such transactions shall be replaced by directors whose appointment was not endorsed by the Board before such appointment, as the direct or indirect result of or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions, or (iii) any one person, or more than one person acting as a group as defined in Treas. Reg. section 1.409A-3(i)(5)(v)(B), acquires (or has acquired within the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from Hollywood Media having a total gross fair market value equal to or greater than 40% of the total gross fair market value of the assets of Hollywood Media immediately before such acquisition or acquisitions.
Laurie S. Silvers — President
     The current employment agreement between Hollywood Media and Laurie S. Silvers, discussed under the caption “Employment Agreements with Named Executive Officers” above, contains termination provisions that are identical to the termination provisions described above for Mr. Rubenstein. Assuming that Ms. Silvers’ employment was terminated by Hollywood Media on December 31, 2008 without Cause or as a result of Ms. Silvers’ disability, Ms. Silvers would be entitled to receive a lump sum payment equal to $813,460 (representing her then current salary through the December 31, 2010, the expiration of the then current term) and approximately $31,022 in insurance coverage for termination as a result of disability. Assuming that this agreement was terminated on December 31, 2008 as a result of Ms. Silvers’ death, Ms. Silvers’ estate would be entitled to receive a lump sum payment of $406,730.
     Ms. Silvers’ current employment agreement also contains Change of Control provisions that are identical to the Change of Control provisions described above for Mr. Rubenstein. Assuming the occurrence of a Change of Control on December 31, 2008, Ms. Silvers would be entitled to receive a lump sum payment of $1,832,187.

     Scott Gomez — Chief Accounting Officer
     Pursuant to the current employment agreement between Hollywood Media and Scott Gomez, discussed under the caption “Employment Agreements with Named Executive Officers” above, a “Change of Control” is defined to include, among other factors, the sale of 50% or more of the stock or assets of any two of Hollywood Media’s divisions known as Broadway Ticketing, Data Business or Hollywood.com. On August 21, 2008, a Change of Control occurred under Mr. Gomez’s employment agreement as a result of the sale of the Hollywood.com Business, which followed the previous sale by Hollywood Media of its Data Business (comprised of the sales of the Baseline StudioSystems and Showtimes businesses in August 2006 and August 2007, respectively). (For additional information about the sale of the Hollywood.com Business, see “Transactions with Related Persons” below.) Accordingly, Mr. Gomez was owed a “Change of Control Payment” of $592,945, which in accordance with the terms of the employment agreement was equal to the salary and annual bonuses payable to Mr. Gomez under the agreement for the two year period following the date of the Change of Control. In accordance with the terms of the employment agreement, 50% of the Change of Control Payment (less applicable payroll deductions) was paid to Mr. Gomez on August 21, 2008, and the remaining 50% of the Change of Control Payment was paid on February 21, 2009.
     As a condition to receiving the second 50% of the Change of Control Payment, Mr. Gomez was required to continue his employment through February 21, 2009. During the Required Employment Period and any extension thereof, the base salary payable to Mr. Gomez in accordance with the terms of the employment agreement shall be increased by 50%. If Mr. Gomez’s employment is terminated without Cause or for Good Reason (as each term is defined in the Employment Agreement) during the Required Employment Period, Mr. Gomez would be entitled to receive a lump sum payment equal to (a) any unpaid portion of the Change of Control Payment plus (b) the unpaid portion of the aggregate increased base salary that would have been payable to him during the Required Employment Period if such termination had not occurred. Upon the expiration of the Required Employment Period, Mr. Gomez’s employment will continue under the terms of the employment agreement without the 50% base salary increase, and he will not be entitled to any termination payments if his employment is terminated without Cause or for Good Reason. Assuming that Mr. Gomez’s employment was terminated without Cause or for Good Reason on December 31, 2008 and that Hollywood Media had not extended the Required Employment Period beyond February 21, 2009, Mr. Gomez would be entitled to receive (less applicable payroll deductions): (i) the remaining Change of Control Payment of $296,473; and (ii) the increased salary of approximately $54,167 payable through February 21, 2009.

Director Compensation
     The following table sets forth information regarding the compensation received by each of Hollywood Media’s Directors during 2008:

					Change in Pension
					Value and
					Non-Qualified
				Non-Equity	Deferred
	Fees Earned or Paid			Incentive Plan	Compensation	All Other
Name	in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Mitchell Rubenstein,	—	—	—	—	—	—	—
Chairman(1)
Laurie S. Silvers,	—	—	—	—	—	—	—
Vice Chairman(1)
Harry T. Hoffman	$63,500	—	—	—	—	—	$63,500
Robert E. McAllan	$59,000	—	—	—	—	—	$59,000
Deborah J. Simon	$29,500	—	—	—	—	—	$29,500
Robert D. Epstein	$36,500	—	—	—	—	—	$36,500
Spencer Waxman(2)	—	—		—	—	—	—

(1)	Ms. Silvers and Mr. Rubenstein are executive officers and employees of Hollywood Media, and their compensation is reported separately above in this “Executive Compensation” portion of this Form 10-K/A, prior to this “Director Compensation” discussion.

(2)	Mr. Waxman first became a Director upon his election to the Board of Directors at Hollywood Media’s Annual Meeting of Shareholders held on December 18, 2008.

(3)	The table below shows the aggregate number of shares subject to all outstanding stock options held by the named directors as of December 31, 2008, including options granted during 2008 and prior years, all of which options were granted under the Directors Stock Option Plan for non-employee directors (described below).

Total Options Held
at 12/31/2008
Name	(# of shares)
Harry T. Hoffman	70,254
Robert E. McAllan	80,435
Deborah J. Simon	85,254
Robert D. Epstein	15,000
Retainer and Meeting Fees
     Directors of Hollywood Media who are neither employees nor consultants (“non-employee directors”) are compensated at the rate of $2,500 for each meeting of the Board of Directors attended in person, $500 for each meeting of the Board attended by telephone, and $500 for each committee meeting attended. Directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings. In addition, commencing January 1, 2008, non-employee directors are paid $25,000 per year of service on the Board, and the chairman of any committee of the Board is paid an additional $25,000 per year of service as chairman. The current committee chairmen are Robert McAllan, who is Chairman of the Audit Committee, and Harry Hoffman, who is Chairman of the Compensation Committee.

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
     The Directors Plan provides for grants of stock options, subject to availability of shares under the plan, to each non-employee director, as follows: (1) an initial grant of an option to purchase 15,000 shares of common stock at the time such person first becomes appointed to the Board, and (2) an annual grant of an option to purchase 15,000 shares of common stock on the date of each annual meeting of Hollywood Media’s shareholders at which the director is reelected. In December 2007, the Board of Directors elected to temporarily suspend such annual option issuances until such time that the Board determines to reserve additional shares of common stock for issuance upon exercise of options granted under the Directors Stock Option Plan. During the year ended December 31, 2008, no options were granted, exercised, cancelled or expired under the Directors Stock Option Plan.
     The maximum aggregate number of shares of common stock that may be issued pursuant to options granted under the Directors Plan is 300,000, and options are currently outstanding for an aggregate of 295,943 shares.
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
Compensation Committee Interlocks and Insider Participation.
     The current members of Hollywood Media’s Compensation Committee are Harry T. Hoffman, Deborah J. Simon and Robert D. Epstein. No member of the Compensation Committee was at any time during the 2008 fiscal year or at any other time an officer or employee of Hollywood Media. No member of the Compensation Committee had any relationship during the 2008 fiscal year requiring disclosure under Item 404. In addition, none of Hollywood Media’s executive officers serves (or served during the 2008 fiscal year) as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving (or who served during the 2008 fiscal year) as members of Hollywood Media’s Board of Directors or Compensation Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth certain information regarding the beneficial ownership of the common stock of Hollywood Media as of April 27, 2009 (or other date as indicated in the footnotes below) by:
•	each person or group known by Hollywood Media to beneficially own more than 5% of the outstanding shares of common stock of Hollywood Media;

•	each director and director nominee of Hollywood Media;

•	each executive officer of Hollywood Media; and

•	all of the current directors and executive officers of Hollywood Media as a group.

	Number of Shares
Name and Address	Beneficially		Percent of
of Beneficial Owner(1)	Owned(2)		Class(2)
Intana Management, LLC	3,193,547	(3)	10.25%
Shannon River Fund Management Co. LLC	3,123,860	(4)	10.03%
CCM Master Qualified Fund, Ltd.	2,868,992	(5)	9.21%
Morgan Stanley	2,408,233	(6)	7.73%
Gruber and McBaine Capital Management, LLC	2,227,984	(7)	7.15%
Mitchell Rubenstein and Laurie S. Silvers	1,816,330	(8)	5.83%
Potomac Capital Management LLC	1,756,553	(9)	5.61%
Dimensional Fund Advisors, LP	1,656,229	(10)	5.32%
Wellington Management Company, LLP and Vanguard Explorer Fund	1,643,923	(11)	5.28%
Stephen Gans	1,620,425	(12)	5.20%
Deborah J. Simon	103,419	(13)	*
Harry T. Hoffman	83,254	(14)	*
Robert E. McAllan	81,843	(15)	*
Scott Gomez	79,986	(16)	*
Robert D. Epstein	16,000	(17)	*
Spencer Waxman	3,123,860	(18)	10.03%
All directors, director nominees and executive officers of Hollywood Media as a group (8 persons)	5,304,692	(19)	16.87%

*	Less than 1%

(1)	Except as otherwise noted in the footnotes below, the address of each beneficial owner is in care of Hollywood Media Corp., 2255 Glades Road, Boca Raton, Florida 33431.

(2)	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the

Securities Exchange Act of 1934, pursuant to which a person’s or group’s ownership is deemed to include any shares of common stock that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days are deemed to be outstanding, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Hollywood Media had 31,153,560 outstanding shares of common stock as of April 27, 2009.

(3)	Based on a Schedule 13G filed with the SEC on November 12, 2008, Intana Management, LLC and Intana Capital Master Fund, Ltd. beneficially own such shares. The reported business address for these holders is 505 Park Avenue, 3rd Floor, New York, New York 10022.

(4)	Based on a Schedule 13D filed with the SEC on February 26, 2009, Shannon River Fund Management Co. LLC, Shannon River Global Management LLC, Shannon River Partners, LP, Shannon River Partners II, LP, Doonbeg Fund, LP and Shannon River Partners LTD beneficially own, in the aggregate, such shares. The reported business address for these holders is 800 Third Avenue, 30th Floor, New York, New York 10022.

(5)	Based on a Schedule 13D/A filed with the SEC on December 4, 2008, CCM Master Qualified Fund, Ltd., Coghill Capital Management, L.L.C. and Clint D. Coghill have shared voting and shared dispositive power with respect to such shares. The reported business address for these holders is One North Wacker Drive, Suite 4350, Chicago, IL 60606.

(6)	Based on a Schedule 13G/A filed with the SEC on February 17, 2009, Morgan Stanley and Morgan Stanley Capital Services Inc. beneficially own such shares. The reported business address for these holders is 1585 Broadway, New York, NY 10036.

(7)	Based on a Schedule 13G filed with the SEC on January 29, 2009, Gruber and McBaine Capital Management, LLC, Jon D. Gruber, J. Patterson McBaine and Eric B. Swergold have shared voting and shared dispositive power with respect to 1,413,602 shares, and each of Jon D. Gruber, J. Patterson McBaine and Eric B. Swergold has sole voting and sole investment power over 549,997, 264,085 and 300 shares, respectively. The reported business address for these holders is 50 Osgood Place, Penthouse, San Francisco, CA 94133.

(8)	Represents 1,122,790 outstanding shares of common stock which are owned by Mitchell Rubenstein individually (including 13,560 shares held for his account in Hollywood Media’s 401(k) plan) and 693,540 outstanding shares of common stock which are owned individually by Laurie S. Silvers, his wife (including 13,540 shares held for her account in Hollywood Media’s 401(k) plan).

(9)	Based on a Schedule 13G filed with the SEC on August 29, 2008, Potomac Capital Management LLC, Potomac Capital Management Inc. and Paul J. Solit beneficially own such shares, which include an aggregate of 150,000 shares issuable pursuant to exercisable warrants. The reported business address for these holders is 825 Third Avenue, 33rd Floor, New York, New York 10022.

(10)	Based on a Schedule 13G filed with the SEC on February 9, 2009, Dimensional Fund Advisors, LP beneficially owns such shares. The reported business address for this holder is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(11)	Based on a Schedule 13G filed with the SEC on February 17, 2009 and a Schedule 13G/A filed with the SEC on February 13, 2009, Wellington Management Company, LP, its capacity as investment advisor, and Vanguard Explorer Fund beneficially own such shares. The reported business addresses for these holders are 75 State Street, Boston, Massachusetts 02109 and 100 Vanguard Boulevard, Malvern, Pennsylvania 19355, respectively.

(12)	Based on a Schedule 13G filed with the SEC on March 19, 2009, Mr. Gans beneficially owns such shares. The reported business address for this holder is 1680 Michigan Avenue, Suite 1001, Miami Beach, Florida 33139.

(13)	Represents 18,165 outstanding shares of common stock, and 85,254 shares of common stock issuable pursuant to exercisable options, beneficially owned by Ms. Simon.

(14)	Represents 13,000 outstanding shares of common stock, and 70,254 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. Hoffman.

(15)	Represents 1,408 outstanding shares of common stock, and 80,435 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. McAllan.

(16)	Represents 44,986 outstanding shares of common stock (including 4,986 shares held for Mr. Gomez’s account in Hollywood Media’s 401(k) plan), and 35,000 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. Gomez.

(17)	Represents 1,000 outstanding shares of common stock, and 15,000 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. Epstein.

(18)	Represents shares beneficially owned by Shannon River Fund Management Co. LLC and affiliated entities as described in footnote 4 above. Mr. Waxman is the Managing Partner of Shannon River Fund Management Co. LLC.

(19)	Represents an aggregate of 5,018,749 outstanding shares of common stock and 285,943 shares of common stock issuable pursuant to exercisable options.

     Securities authorized for issuance under equity compensation plans. The following table sets forth information as of December 31, 2008, regarding compensation plans under which equity securities of Hollywood Media are authorized for issuance, aggregated by “Plan category” as indicated in the table:
EQUITY COMPENSATION PLAN INFORMATION

AS OF DECEMBER 31, 2008
	Number of		Number of
	securities to be	Weighted average	securities
	issued upon	exercise price per	remaining available
	exercise of	share of	for future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
	and rights	and rights	plans(1)
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by security holders(2)	591,943	$5.24	512,370
Equity compensation plans not approved by security holders(3)	1,989,985	$4.35	—

Total	2,581,928		512,370

(1)	Excluding securities reflected in column “(a).”

(2)	Hollywood Media has four shareholder-approved equity compensation plans: the 2004 Stock Incentive Plan, 2000 Stock Incentive Plan, 1993 Stock Option Plan, and the Directors Stock Option Plan. No additional grants of stock options may be made under the 1993 Stock Option Plan or the Directors Stock Option Plan because the periods for granting options under such plans expired in July 2003 and July 2008, respectively. In addition to stock options, each of the 2004 Stock Incentive Plan and the 2000 Stock Incentive Plan permit the granting of stock awards and other forms of equity compensation and, as of December 31, 2008, the number of shares available for granting additional awards was 282,261 shares under the 2004 Stock Incentive Plan and 226,052 shares under the 2000 Stock Incentive Plan. Additional information about such plans and awards is provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s 2008 Form 10-K filed with the SEC.

(3)	Equity compensation not approved by security holders consists primarily of warrants or other equity purchase rights granted to non-employees of Hollywood Media. Additional information about such equity compensation is provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s 2008 Form 10-K filed with the SEC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Transactions with Related Persons
     Scott Gomez has been an executive officer of Hollywood Media since April 2003. Hollywood Media employed his father, Jose Gomez, from December 2000 through March 2009 in information systems and business development positions, not as an executive officer. Such employment was pursuant to an employment agreement with Hollywood Media entered into on December 13, 2005, as amended on February 7, 2007, which includes, among other things, a term of employment through November 30, 2010 and salary at an annual rate of $240,057. Total 2008 cash compensation (salary and bonus) of Jose Gomez was $480,210, which includes the payment of a $240,000 severance payment in October 2008 which was paid in accordance with a transition agreement entered into between Hollywood Media and Mr. Gomez that reduced the severance payment that would have been payable by Hollywood Media under Mr. Gomez’s employment agreement.
     From April 2007 through March 2009, Hollywood Media employed David Silvers, the son of Laurie S. Silvers and the stepson of Mitchell Rubenstein, in business development and legal positions, not as an executive officer. Mr. Silvers, who received a JD from the University of Miami School of Law in 2004 and an MBA from the University of Miami School of Business in 2005, was employed by Hollywood Media on an at will basis at an annual salary of $95,000.
     Sale of Hollywood.com Business Unit to R&S Investments LLC
     On August 21, 2008, Hollywood Media entered into a definitive purchase agreement with R&S Investments, LLC, an entity wholly-owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. Pursuant to the purchase agreement, R&S Investments acquired Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”) for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. The Hollywood.com Business included: (i) Hollywood Media’s Hollywood.com, Inc. subsidiary, which owned the Hollywood.com website and related URLs and celebrity fan websites. Hollywood.com features in-depth movie information including movie showtimes listings, celebrity biographical data, and celebrity photos primarily obtained by Hollywood.com through licenses with third party licensors which are made available on the Hollywood.com website and mobile platform. Hollywood.com also has celebrity fan sites and a library of feature stories and interviews which incorporate photos and multimedia videos taken at entertainment events including movie premiers and award shows; and (ii) Hollywood Media’s Totally Hollywood TV, LLC subsidiary, which owned Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators for the distribution of movie trailers to subscribers of those cable systems. The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.
     Beginning in September 2009, R&S Investments will be contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the subsequent buyer will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if Hollywood.com is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business up to a maximum of $2.6 million through August 21, 2010.

     In connection with the transaction, in order to provide for an efficient and orderly transition of the Hollywood.com Business, Hollywood Media and the Hollywood.com Business entered into an agreement to provide certain temporary administrative services, which Hollywood Media did solely to provide for an efficient and orderly transition. Hollywood Media is reimbursed by the Hollywood.com Business for out of pocket costs and incremental expenses incurred in providing services under such agreement, including, but not limited to, payments of any pro rata portions of any applicable employee salaries and benefits. In addition, Hollywood Media continues to process cash receipts for outstanding receivables where vendors have not yet changed the remittance name. The term of such agreement is through November 21, 2009, but Hollywood Media substantially completed the transfer of all functions covered by such agreement by December 31, 2008.
Review, Approval or Ratification of Transactions with Related Persons
     The matters disclosed above under the caption “Transactions with Related Persons” are disclosed pursuant to Item 404(a) of SEC Regulation S-K. This paragraph is provided under Item 404(b) of SEC Regulation S-K to describe Hollywood Media’s policies and procedures for the review, approval, or ratification of transactions required to be reported under Item 404(a) of SEC Regulation S-K. Hollywood Media’s policy is and has been to comply with the requirements of Nasdaq corporate governance rule 4350(h), which requires review and approval of “related party transactions” required to be disclosed pursuant to Item 404 of SEC Regulation S-K, and that such approval be made by the audit committee or another independent body of the board of directors. Hollywood Media’s directors have been made aware of the Nasdaq rule 4350(h) requirements from time to time pursuant to notice provided in written actions of the Board and/or Committees of the Board as well as discussed in Board and/or Committee meetings, and in addition such approval requirements are recognized in the Charter of the Audit Committee; however, as of the date of this Form 10-K/A Hollywood Media has not implemented written policies designating specified procedures or standards for compliance with Nasdaq rule 4350(h). Item 404 transactions are generally reviewed and approved or ratified on a case-by-case basis by a committee of independent directors by meeting or written consent, usually by Hollywood Media’s Audit Committee or Compensation Committee. There are no transactions since the beginning of 2008 required to be reported under paragraph Item 404(a) of SEC Regulation S-K that did not require review, approval or ratification or as to which such approval requirements were not followed.
Director Independence
     Hollywood Media’s Board of Directors consists of seven directors. The Board has determined that a majority of the current members of the Board (Harry T. Hoffman, Robert E. McAllan, Deborah J. Simon, Robert D. Epstein and Spencer Waxman) are independent directors of Hollywood Media as defined under the Securities Exchange Act of 1934 and rules thereunder and under the listing rules of the Nasdaq Stock Market. In making this determination, the Board has concluded that none of these independent Board members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Independent Registered Public Accounting Firm’s Fees and Services
     The following table shows fees billed to Hollywood Media by its independent registered public accounting firm, Kaufman Rossin & Co., P.A., for each of the two fiscal years ended December 31, 2008 and 2007, respectively, for services rendered in the specified categories indicated below.

Type of Fees	2008	2007
Audit Fees	$707,468	$781,202
Audit-Related Fees	81,475	3,660
Tax Fees	—	—
All Other Fees	—	—
Total	$788,943	$784,862
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
     For each of the two fiscal years ended December 31, 2008 and 2007, respectively, and through the date of this Form 10-K/A, the Audit Committee has not adopted pre-approval policies covering such periods or future periods. Accordingly, any services provided by our principal auditing firm during the period January 1, 2007 through the date of this Form 10-K/A were approved by the Audit Committee on a case-by-case basis. However, in the future the Audit Committee may adopt pre-approval policies and procedures in accordance with applicable rules.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K*:
•	Report of Independent Registered Public Accounting Firm*

•	Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007*

•	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006*

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006*

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006*

•	Notes to Consolidated Financial Statements*

*	Previously filed as an exhibit to this Form 10-K
2. Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.
3. Exhibits
The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Location of Exhibit

3.1	Third Amended and Restated Articles of Incorporation.	(1)

3.2	Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences, Rights and Limitations of Series E Junior Preferred Stock.	(2)

3.3	Amended and Restated Bylaws of Hollywood Media Corp., dated as of September 1, 2006.	(3)

4.1	Form of Common Stock Certificate.	(4)

4.2	Amended and Restated Rights Agreement dated as of August 23, 1996 between Hollywood Media Corp. (f/k/a Big Entertainment, Inc.) and American Stock Transfer & Trust Company, as Rights Agent.	(5)

4.3	Amendment No. 1, dated as of December 9, 2002, to Amended and Restated Rights	(6)

Exhibit No.	Description	Location of Exhibit
	Amendment dated as of August 23, 1996 between Hollywood Media Corp. and American Stock Transfer & Trust Company.

4.4	Amendment No. 2, dated as of September 1, 2006, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended December 9, 2002, between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(3)

10.1	Compensatory Plans, Contracts and Arrangements:

	(a) 1993 Stock Option Plan, as amended effective October 1, 1999.	(7)

	(b) Directors Stock Option Plan, as amended effective May 1, 2003.	(8)

	(c) 2000 Stock Incentive Plan, as amended October 30, 2003.	(9)

	(d) 2004 Stock Incentive Plan.	(10)

	(e) Hollywood Media Corp. 401(k) Retirement Savings Plan, dated as of September 16, 2004 (the “Plan”); Amendment to the Plan, dated as of September 16, 2004; related Volume Submitter (Cross-Tested Defined Contribution Plan and Trust); EGTRRA Amendment to the Plan and Post-EGTRRA Amendment to the Plan, dated as of September 16, 2004.	(11)

	(f) Amendment to Hollywood Media Corp. 401(k) Retirement Savings Plan, dated June 16, 2005.	(12)

	(g) Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Mitchell Rubenstein.	(13)

	(h) Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Laurie S. Silvers.	(13)

	(i) Amended and Restated Employment Agreement, dated as of August 9, 2006, by and between Hollywood Media Corp. and Scott Gomez.	(14)

10.2	Amended and Restated Partnership Agreement dated as of November 21, 2002 between Hollywood Media Corp. and Dr. Martin H. Greenberg.	(15)

10.3	Agreement for the Sale and Purchase of UK Theatres Online Limited and other Companies, dated November 22, 2005, by and among Cinemasource UK Limited, Jeffrey Spector and the other shareholders party thereto.	(16)

10.4	Agreement for the Sale and Purchase of CinemasOnline Limited, dated November 22, 2005, by and between Mitchell Clifford Cartwright and Cinemasource UK Limited.	(16)

10.5	Note Purchase Agreement, dated as of November 22, 2005, by and among Hollywood Media and each of the Purchasers, including the forms of Notes and Warrants issued to the Purchasers and the form of registration rights agreement.	(16)

10.6	Registration Rights Agreement dated November 23, 2005 by and among Hollywood Media Corp. and the investors signatory thereto.	(17)

10.7	Letter agreements dated March 15, 2006, by and between Hollywood Media Corp.	(18)

Exhibit No.	Description	Location of Exhibit
	and each of the holders of its 8% Senior Unsecured Notes dated November 23, 2005.

10.8	Form of Common Stock Purchase Warrants dated March 15, 2006, issued to the Holders of Hollywood Media Corp.’s 8% Senior Unsecured Notes dated November 23, 2005.	(18)

10.9	Stock Purchase Agreement, dated as of August 25, 2006, by and between The New York Times Company and Hollywood Media Corp.	(19)

10.10	Asset Purchase Agreement, dated as of February 1, 2007, by and among Theatre Direct NY, Inc., Showtix LLC and each of the members of Showtix LLC.	(20)

10.11	Asset Purchase Agreement, dated as of August 24, 2007, by and among Hollywood Media Corp., Showtimes.com, Inc. Brett West and West World Media, LLC.	(21)

10.12	Purchase Agreement dated as of August 21, 2008, between Hollywood Media Corp. and R&S Investments, LLC.	(22)

10.13	Transition Services Agreement dated as of August 21, 2008 between Hollywood Media Corp., Hollywood.com, LLC and Totally Hollywood TV, LLC.	(22)

21.1	Subsidiaries of Hollywood Media.	*

23.1	Consent of Kaufman, Rossin & Co., P.A. Independent Registered Public Accounting Firm.	*

31.1	Certification of Chief Executive Officer (Section 302).	*

31.2	Certification of Vice President of Finance and Accounting (Principal financial and accounting officer) (Section 302).	*

31.3	Certification of Chief Executive Officer (Section 302)	**

31.4	Certification of Vice President of Finance and Accounting (Principal financial and accounting officer) (Section 302)	**

32.1	Certification of Chief Executive Officer (Section 906).	*

32.2	Certification of Vice President of Finance and Accounting (Principal financial and accounting officer) (Section 906).	*

*	Previously filed as an exhibit to this Form 10-K

**	Filed herewith as an exhibit to this Form 10-K/A Amendment No. 1 to Form 10-K

(1)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(3)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on September 5, 2006.

(4)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form SB-2 (No. 33-69294).

(5)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on October 20, 1999.

(6)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on December 10, 2002.

(7)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.

(9)	Incorporated by reference from Appendix C to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.

(10)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 4, 2004 for its 2004 Annual Meeting of Shareholders.

(11)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on September 17, 2004.

(12)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(13)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on December 22, 2008.

(14)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form10-Q for the quarter ended June 30, 2006.

(15)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on November 28, 2005.

(17)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form S-3 (No. 333-130903).

(18)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on March 16, 2006.

(19)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on August 28, 2006.

(20)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on February 6, 2007.

(21)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed on August 30, 2007.

(22)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed on August 27, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: April 30, 2009	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2009
/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: April 30, 2009
/s/ Laurie S. Silvers
Laurie S. Silvers, Vice Chairman of the Board, President and Secretary

Date: April 30, 2009
/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer (Principal financial and accounting officer)

Date: April 30, 2009
/s/ Harry T. Hoffman
Harry T. Hoffman, Director

Date: April 30, 2009
/s/ Robert E. McAllan
Robert E. McAllan, Director

Date: April 30, 2009
/s/ Robert D. Epstein
Robert D. Epstein, Director

Date: April 30, 2009
/s/ Deborah J. Simon
Deborah J. Simon, Director

Date: April 30, 2009
/s/ Spencer Waxman
Spencer Waxman, Director