Form 10-Q
period 2009-03-31
HOLLYWOOD MEDIA CORP
filed 2009-05-11
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☐    No ☒

As of May 7, 2009, there were 31,153,560 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations (unaudited) for the Three Months ended March 31, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months ended March 31, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-15

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-27

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27-28

ITEM 4.	CONTROLS AND PROCEDURES	28-29

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	29

ITEM 1A.	RISK FACTORS	29

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29-30

ITEM 6.	EXHIBITS	31

[2]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,805,025	$12,685,946
Receivables, net	1,504,199	1,433,797
Inventories held for sale	4,578,005	4,491,841
Deferred ticket costs	14,808,441	12,085,237
Prepaid expenses	1,250,438	1,418,563
Other receivables	1,679,122	1,431,216
Other current assets	18,009	99,945
Restricted cash	2,009,599	2,600,000
Total current assets	36,652,838	36,246,545

PROPERTY AND EQUIPMENT, net	4,877,941	4,649,202
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	132,241	132,800
INTANGIBLE ASSETS, net	598,872	682,896
GOODWILL	25,154,292	25,154,292
OTHER ASSETS	34,548	73,126
TOTAL ASSETS	$67,450,732	$66,938,861

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,917,398	$1,374,661
Accrued expenses and other	2,688,906	3,663,940
Deferred revenue	18,426,227	15,196,455
Gift certificate liability	3,077,927	3,434,359
Customer deposits	771,153	831,838
Current portion of capital lease obligations	199,462	203,579
Current portion of notes payable	42,358	43,147
Related party payable	793,554	2,622,438
Total current liabilities	27,916,985	27,370,417

DEFERRED REVENUE	368,033	401,309
CAPITAL LEASE OBLIGATIONS, less current portion	159,273	203,901
OTHER DEFERRED LIABILITY	1,152,030	1,168,096
NOTES PAYABLE, less current portion	25,003	36,258

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 31,037,656 and
30,883,913 shares issued and outstanding at March 31, 2009 and
December 31, 2008, respectively	310,376	308,839
Additional paid-in capital	309,275,257	309,100,760
Accumulated deficit	(271,787,284)	(271,695,431)
Total Hollywood Media Corp. shareholders’ equity	37,798,349	37,714,168
Non-controlling interest	31,059	44,712
Total shareholders’ equity	37,829,408	37,758,880
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$67,450,732	$66,938,861

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

[3]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2009	2008

NET REVENUES
Ticketing	$20,242,565	$25,297,817
Other	1,071,332	1,675,853
	21,313,897	26,973,670

OPERATING COSTS AND EXPENSES
Cost of revenues – ticketing	17,034,100	21,020,025
Editorial, production, development and technology	641,990	976,310
Selling, general and administrative	2,680,011	3,654,062
Payroll and benefits	2,586,676	3,264,359
Depreciation and amortization	407,074	527,491

Total operating costs and expenses	23,349,851	29,442,247

Loss from operations	(2,035,954)	(2,468,577)

EQUITY IN EARNINGS OF UNCONSOLIDATED
INVESTEES	1,913,643	3,439

OTHER INCOME
Interest, net	11,452	178,134
Other, net	15,839	7,701

Loss from continuing operations	(95,020)	(2,279,303)

Loss from discontinued operations	—	(845,973)
Loss from discontinued operations	—	(845,973)

Net loss	(95,020)	(3,125,276)

Net loss (income) attributable to non-controlling interest	3,167	(23,762)

Net loss attributable to Hollywood Media Corp.	$(91,853)	$(3,149,038)

Basic and diluted loss per common share
Continuing operations	$(0.00)	$(0.07)
Discontinued operations	—	(0.03)
Total basic and diluted net loss per share	$(0.00)	$(0.10)

Weighted average common and common equivalent shares
outstanding – basic and diluted	30,418,516	31,854,228

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

[4]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Hollywood Media Corp.	$(91,853)	$(3,149,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	845,973
Depreciation and amortization	407,074	527,491
401(k) stock match	42,229	53,281
Equity in earnings of unconsolidated investees, net of dividends	559	(3,439)
Stock based compensation	23,645	36,712
Amortization of deferred compensation costs	—	162,500
Provision for bad debts	59,740	128,166
Non-controlling interest in earnings of subsidiaries, net of distributions	(13,653)	23,762

Changes in assets and liabilities:
Receivables	(130,142)	33,710
Inventories held for sale	(86,164)	(275,344)
Deferred ticket costs	(2,723,204)	(4,279,878)
Prepaid expenses	168,125	486,257
Other receivables	(247,906)	1,255,391
Other current assets	81,936	503,862
Other assets	38,578	9,514
Accounts payable	573,873	(1,433,572)
Accrued expenses and other	(835,220)	(481,153)
Deferred revenue	3,196,496	3,416,250
Customer deposits	(60,685)	(421,449)
Gift certificate liability	(356,432)	633,059
Other deferred liability	(16,066)	181,735
Restricted cash	(1,221,000)	—
Net cash used in operating activities – continuing operations	(1,190,070)	(1,746,210)
Net cash used in operating activities - discontinued operations	—	(842,367)
Net cash used in operating activities	(1,190,070)	(2,588,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(558,754)	(398,092)
Acquisition of businesses, net of cash acquired	—	(43,313)
Proceeds from sale of assets	—	(17,000)
Loss on disposition of assets	1,646	—
Net cash used in investing activities – continuing operations	(557,108)	(458,405)
Net cash used in investing activities – discontinued operations	—	(288,767)
Net cash used in investing activities	(557,108)	(747,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	(48,745)	(36,172)
Payments of notes payable	(12,044)	(13,504)
Stock repurchase program	(72,954)	—
Net cash used in financing activities – continuing operations	(133,743)	(49,676)
Net cash used in financing activities – discontinued operations	—	—
Net cash used in financing activities	(133,743)	(49,676)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,880,921)	(3,385,425)

CASH AND CASH EQUIVALENTS, beginning of period	12,685,946	26,758,550

CASH AND CASH EQUIVALENTS, end of period	$10,805,025	$23,373,125

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$13,556	$20,251
Taxes paid	$1,500	$429,270

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

[5]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position, results of operations and cash flows.  The results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results of operations or cash flows, which may result for the remainder of 2009.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

Hollywood Media’s condensed consolidated financial statements include the accounts of Hollywood Media, its wholly owned subsidiaries, and its 51% owned subsidiary, Tekno Books which is a partnership. All significant intercompany balances and transactions have been eliminated in consolidation and a non-controlling interest has been established to reflect the outside ownership of Tekno Books. Hollywood Media’s 50% and 26.2% ownership interests in NetCo Partners and MovieTickets.com, respectively, are accounted for under the equity method of accounting.

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

The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants totaled 1,488,443 and 2,736,428 shares for the three months ended March 31, 2009 and 2008 respectively, and such shares were excluded from the calculation of diluted loss per share for the three months ended March 31, 2009 and 2008, because their impact was anti-dilutive to the loss per share from continuing operations.  Unvested shares are not included in the basic calculation until vesting occurs.  There were 400,000 and 100,000 unvested shares as of March 31, 2009 and 2008, respectively.

[6]

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

The portion of receivables, deferred ticket costs and inventory balances that relate to the sales of tickets to groups, individuals and travel agencies for Broadway and other live theater shows are, with isolated exceptions, for shows or performances that take place at venues in New York, New York, a major metropolitan area reported as subject to the threat of terrorist acts from time to time by relevant United States Government agencies.  Hollywood Media recognizes that the occurrence of such a terrorist act, a labor strike or dispute, or any other significant civil disturbance occurring in New York City could lead to closures of available performance venues for which Hollywood Media may not receive reimbursement of ticket costs and/or payment on outstanding receivables, and could adversely impact the normal conduct of its operations within New York City for an indefinite period of time.

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

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the estimated collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $0.5 million and $0.6 million at March 31, 2009 and December 31, 2008, respectively.  The allowance is primarily attributable to receivables due from customers of the U.K. based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”) and Theatre Direct NY, Inc.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s condensed consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

[7]

Ticketing Revenue Recognition

Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational organizations.  Proceeds from these sales received in advance of the corresponding performance activity are included in “Deferred Revenue” in our accompanying condensed consolidated balance sheets, at the time of receipt.  The Company is the primary obligor and recognizes revenue on a gross basis in the period the performance of the show occurs.

Gift certificate revenue is derived from the sale of gift certificates for Broadway, off-Broadway, London shows and dinner and show sales to individuals, groups, travel agencies, tour groups and corporate programs.  Proceeds from these sales are included in “Gift Certificate Liability” in our accompanying condensed consolidated balance sheets at the time of receipt and, if redeemed, are recognized as revenue in the period the performance of the show occurs, or upon expiration of the unredeemed gift certificate.  Gift certificates issued on or after March 22, 2007 do not expire.  Prior to March 22, 2007, gift certificates were issued with a one-year expiration from the date of issuance.

Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups.  Proceeds from these sales are included in “Customer Deposits” in our accompanying condensed consolidated balance sheets, at the time of receipt, and are recognized as revenue on a net basis on the day of departure from the hotel.

Dinner voucher revenue is derived from the sale of dinner vouchers for meals at  restaurants in New York City to individuals and groups.  Proceeds from these sales are included in “Customer Deposits” in our accompanying condensed consolidated balance sheets, at the time of receipt, and are recognized as revenue on a net basis on the date the voucher is presented, or upon expiration of the voucher.

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

[8]

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51" (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We adopted SFAS No. 160 effective January 1, 2009, and it modified the presentation of non-controlling interests in the condensed consolidated balance sheets and statements of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This statement requires disclosures about fair value of financial instruments, previously only required in annual financial statements, to also be included in interim financial statements. This statement is effective for interim reporting periods ending after June 15, 2009. We will adopt this standard on June 30, 2009.

(3)	DISCONTINUED OPERATIONS:

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (R&S Investments) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”).  R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the purchase agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000, which includes $1,000,000, which was paid to Hollywood Media at closing, and potential earn-out payments totaling $9,000,000. Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

The earn-out payments will equal the greater of 10 percent of gross revenue and 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the earn-out is fully paid.   The Company considers the $9,000,000 in potential earn-out payments to be contingent consideration and non-recourse.  Thus, the Company will not record a receivable and any corresponding gain until the contingencies have been met.  The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable are recorded.   If a subsequent change of control of the Hollywood.com Business, or a portion thereof, occurs before the earn-out is fully paid, the remaining portion of the earn-out would be paid to the Company immediately upon such an event, up to the amount of the consideration received less related expenses. If the aggregate proceeds received by the Company in such a change of control are less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. If the Hollywood.com Business, or a portion thereof, is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any sale proceeds above $10,000,000. In connection with the sale, Hollywood Media has established an escrow account to fund negative EBITDA of the sold business as necessary, up to a total of $2,600,000, which is the maximum amount of negative EBITDA required to be funded per the purchase agreement. At the end of the two-year escrow period, August 20, 2010, any balance in the escrow account will be distributed to Hollywood Media.  As of March 31, 2009, the escrow balance was $0.8 million and is included in “Restricted cash” in our accompanying condensed consolidated balance sheets.  In addition, Hollywood Media paid $400,000 to R&S Investments for working capital adjustments at closing.  Pursuant to Staff Accounting Bulletin (“SAB”) Topic 5-E, the Company must consider if it has transferred risks of ownership, which the Company has considered and concluded that the risks of ownership have been transferred.

[9]

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

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company’s condensed consolidated financial statements for the three months ended March 31, 2008 have been reclassified to reflect the operations, assets and liabilities of the Hollywood.com Business as discontinued operations.

Results from Discontinued Operations

The net loss from discontinued operations includes the operating loss from the Hollywood.com Business which has been classified in the accompanying condensed consolidated statements of operations as “Loss from discontinued operations.”  Summarized results of discontinued operations for the three months ended March 31, 2008 are as follows:

Three Months Ended
March 31, 2008

(unaudited)

Operating revenue	$1,372,219

Loss from discontinued operations	$(845,973)

[10]

(4)	DEBT:

Registration Payment Arrangement

In connection with Hollywood Media’s issuance in November 2005 of $7.0 million aggregate principal amount of senior unsecured notes (the “Senior Notes”), the holders of the Senior Notes also received warrants to purchase an aggregate of 800,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share (the “Warrants”).  In May 2007, the full principal amount of the Senior Notes, together with all accrued and unpaid interest thereon, was paid in full in accordance with the provisions of the Senior Notes.  As required by the registration rights agreement entered into in connection with the Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants that was declared effective by the SEC on March 3, 2006, and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effective date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act.  If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”) in violation of the agreement, and if there are no applicable defenses or limitations under the agreement or at law or otherwise, Hollywood Media would be required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period.  As of March 31, 2009, none of the Warrants have been exercised, no Warrant shares have been issued, and the registration statement continues to be effective.

In accordance with EITF 00-19-2, Hollywood Media is required to calculate the maximum potential amount of consideration payable pursuant to registration payment arrangements, even if the likelihood of payments under such arrangements is remote.  EITF 00-19-2 is applicable to financial statements issued for fiscal years beginning after December 15, 2006 and any interim periods therein.  Assuming for purposes of this calculation that (i) all of the Warrants were exercised on March 31, 2009, (ii) the Warrant shares issued upon such exercise are available for resale under Rule 144(k) on March 31, 2009, (iii) the registration statement ceased to be effective in violation of the agreement on December March 31, 2009 and does not become effective again before March 31, 2010, the remainder of the required registration period, and (iv) that there are no applicable defenses or limitations under the agreement or at law or otherwise, the maximum potential amount of consideration payable by Hollywood Media to the holders of Warrant shares would be $635,000.  Management does not believe that any significant material payments are likely under this registration payment arrangement.

(5)	COMMON STOCK:

    During the three months ended March 31, 2009:

•
On March 30, 2009, Hollywood Media issued 225,343 shares of common stock valued at the December 31, 2008 closing share price of $1.00, or $225,343, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2008.

    During the three months ended March 31, 2008:

•
On February 8, 2008, Hollywood Media issued 96,569 shares of common stock valued at the December 31, 2007 closing share price of $2.90, or $280,050, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2007.

[11]

(6)	STOCK REPURCHASE PROGRAM:

Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash and cash equivalents to repurchase shares of its outstanding common stock.  Pursuant to the repurchase program, Hollywood Media purchased an aggregate of 71,600 shares of its common stock during the three months ended March 31, 2009.  The shares were purchased for $72,954, reflecting an approximate average price per share of $1.02.

(7)	SEGMENT REPORTING:

Hollywood Media’s reportable segments are Broadway Ticketing, Ad Sales, Intellectual Properties, and Other. The Broadway Ticketing segment sells tickets and related hotel and restaurant packages for live theater events on Broadway, Off-Broadway and London’s West End, both online and offline, to individual consumers, groups and domestic and international travel professionals, including travel agencies, tour operators and educational institutions.  This segment also generates revenue from the sale of sponsorships and advertisements on Broadway.com.  The Ad Sales segment sells advertising through CinemasOnline, on cinema and live theater websites and plasma displays in the U.K. and Ireland and holds Hollywood Media’s investment in MovieTickets.com. The Intellectual Properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it seeks to license across all media. This segment also includes a 51% interest in Tekno Books, a book development business.  The Other segment is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting fees and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media and its Independent Registered Public Accounting Firm to make an assessment of and report on internal control over financial reporting.

Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts.  There are no intersegment sales or transfers.

The following table provides summary financial information, for continuing operations only, regarding Hollywood Media’s reportable segments:

[12]

	Three months ended March 31,
	(unaudited)
	2009	2008
Net Revenues:
Broadway Ticketing	$20,242,565	$25,297,817
Ad Sales	815,358	1,342,720
Intellectual Properties	255,974	333,133
Other	—	—
	$21,313,897	$26,973,670

Operating Income (Loss):
Broadway Ticketing	$117,925	$400,371
Ad Sales	(113,435)	(186,829)
Intellectual Properties	(6,555)	56,933
Other	(2,033,889)	(2,739,052)
	$(2,035,954)	$(2,468,577)

Capital Expenditures:
Broadway Ticketing	$557,540	$354,268
Ad Sales	1,214	32,063
Intellectual Properties	—	—
Other	—	11,761
	$558,754	$398,092

Depreciation and
Amortization Expense:
Broadway Ticketing	$215,260	$264,082
Ad Sales	90,982	154,914
Intellectual Properties	75	—
Other	100,757	108,495
	$407,074	$527,491

	March 31,	December 31,
	2009	2008
	(unaudited)

Segment Assets:
Broadway Ticketing	$38,679,392	$34,958,642
Ad Sales	21,743,998	21,989,086
Intellectual Properties	516,786	543,989
Other	6,510,556	9,447,144
	$67,450,732	$66,938,861

(8)	CERTAIN COMMITMENTS AND CONTINGENCIES:

Litigation

Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business.

Restricted Cash

Hollywood Media transferred $1,221,000 to a certificate of deposit to secure bonds for future Broadway ticketing purchases, which funds are included in “Restricted cash” on our accompanying condensed consolidated balance sheet at March 31, 2009.

[13]

(9)	MOVIETICKETS.COM:

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media has not recorded income or loss from its investment in MovieTickets.com because the accumulated net loss from prior years exceeded MovieTickets.com’s accumulated net income during such years.  The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising.  A cash dividend of $1,914,202 is included in “Equity in Earnings of Unconsolidated Investees” in our accompanying condensed consolidated statement of operations for the three months ended March 31, 2009, which dividend was declared by MovieTickets.com and received by Hollywood Media during such period.

(10)	RELATED PARTY TRANSACTIONS:

Hollywood Media entered into a purchase agreement with R&S Investments, LLC, an entity owned by Hollywood Media’s Chief Executive Officer and President for the sale of the Hollywood.com Business, effective August 21, 2008.  For additional information about this transaction, see Note 3 “Discontinued Operations” in these Notes to the Condensed Consolidated Financial Statements.  In connection with this sale, Hollywood Media and the Hollywood.com Business entered into a Transition Services Agreement (“TSA”) to provide certain temporary administrative services, which Hollywood Media did solely to provide for an efficient and orderly transition. Hollywood Media was reimbursed by the Hollywood.com Business for out of pocket costs and incremental expenses incurred in providing services under the TSA, including, but not limited to, payments of any pro rata portions of any applicable employee salaries and benefits. In addition, Hollywood Media continues to process cash receipts for outstanding receivables where vendors have not yet changed the remittance name. The term of the TSA is through November 21, 2009, but Hollywood Media substantially completed the transfer of all functions covered by such agreement by December 31, 2008.

As of March 31, 2009, the Company has accrued $793,554, which is included in “Related party payable” in our accompanying condensed consolidated balance sheet.  Such related party payable includes $4,955 owed to R&S Investments for collections received by Hollywood Media on behalf of the Hollywood.com Business, reduced by monies due Hollywood Media under the TSA, and $788,599 for estimated losses to be funded by Hollywood Media pursuant to the purchase agreement.  The funding of losses pursuant to the purchase agreement is capped at $2,600,000, which was placed in an escrow account by Hollywood Media at closing and is included in “Restricted cash” in our accompanying condensed consolidated balance sheet at December 31, 2008.  As of March 31, 2009, $1,811,401 was disbursed to the Hollywood.com Business from the escrow account pursuant to the terms of the escrow agreement entered into in connection with the sale of the Hollywood.com Business, and $788,599 remains in escrow and is included in restricted cash.

(11)	RECLASSIFICATION:

Certain expenses previously included in "Editorial, production, development and technology" in the Company’s condensed consolidated statements of operations for the three month period ended March 31, 2008 have been reclassified to "Cost of revenues - ticketing" in the accompanying condensed consolidated statements of operations.

[14]

(12)	SUBSEQUENT EVENTS:

On April 23, 2009, the Company disbursed $322,222 in funds to the Hollywood.com Business from the escrow account pursuant to the terms of the escrow agreement entered into connection with the sale of Hollywood.com Business.  For additional information on the sale of the Hollywood.com Business and the escrow agreement, see Note 3 “Discontinued Operations” and Note 10 “Related Party Transactions.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Item 2 or elsewhere in this Form 10-Q, or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media” or “Company”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:

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

Hollywood Media is also subject to other risks detailed herein or detailed in our Annual Report on Form 10-K for the year ended December 31, 2008 and in other filings made by Hollywood Media with the Securities and Exchange Commission.

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

[15]

Overview

Hollywood Media is comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties. Our Broadway Ticketing business includes Broadway.com, 1-800-Broadway, Theatre Direct and Theatre.com.  Hollywood Media’s businesses also include an intellectual property business, the U.K. based CinemasOnline companies and a minority interest in MovieTickets.com, Inc. (“MovieTickets.com”)

Broadway Ticketing Division.

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

[16]

Results of Operations

The following discussion and analysis should be read in conjunction with Hollywood Media’s Unaudited Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of Part I of this report.

The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the three months ended March 31, 2009 (“Q1-09”) and 2008 (“Q1-08”), respectively:

			Intellectual
	Broadway		Properties
	Ticketing	Ad Sales	(a)	Other	Total
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)

Q1-09
(unaudited)

Net Revenues	$20.2	$0.8	$0.3	$—	$21.3
Operating Expenses	20.1	0.9	0.3	2.0	23.3
Operating Income (Loss)	$0.1	$(0.1)	$—	$(2.0)	$(2.0)

% of Total Net Revenue	95%	4%	1%	—	100%

Q1-08
(unaudited)

Net Revenues	$25.3	$1.3	$0.4	$—	$27.0
Operating Expenses	24.9	1.5	0.3	2.8	29.5
Operating Income (Loss)	$0.4	$(0.2)	$0.1	$(2.8)	$(2.5)

% of Total Net Revenue	94%	5%	1%	—	100%

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

[17]

•
Ad Sales – includes CinemasOnline, which sells advertising on cinema and theater websites in the U.K. and plasma TV displays throughout the U.K. and Ireland, and holds Hollywood Media’s investment in MovieTickets.com.

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

Beginning in September 2009, R&S Investments will be contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $1.8 million disbursed to the Hollywood.com Business through March 31, 2009, leaving a balance of $0.8 million in the escrow.

[18]

The net loss from discontinued operations includes the operating loss from the Hollywood.com Business which has been classified in the accompanying condensed consolidated statements of operations as “Loss from discontinued operations.”  Summarized results of discontinued operations for the three months ended March 31, 2008 are as follows:

Three Months Ended
March 31, 2008

(unaudited)

Operating revenue	$1,372,219

Loss from discontinued operations	$(845,973)

NET REVENUES

Total net revenues were $21.3 million for Q1-09 as compared to $27.0 million for Q1-08, a decrease of $5.7 million, or 21%.  The decrease in net revenue from Q1-09 to Q1-08 was primarily due to a decrease in revenues in each of our divisions, as discussed below.  In Q1-09 net revenues were derived 95% from Broadway Ticketing, 4% from Ad Sales and 1% from Intellectual Properties. In Q1-08 net revenues were derived 94% from Broadway Ticketing, 5% from Ad Sales and 1% from Intellectual Properties.

Broadway Ticketing net revenues were $20.2 million and $25.3 million Q1-09 and Q1-08, respectively, a decrease of $5.1 million, or 20%.  The decrease in Broadway Ticketing net revenues in Q1-09 from Q1-08 was primarily attributable to a decrease in number of tickets sold of $5.3 million, a decrease in net sales of hotel and dinner packages of $0.2 million, decreases in sales of cancellation insurance of $0.1 million, decreases in sponsorship sales of $0.1 million, decreases in sales related to Theatre.com of $0.1 million and a decrease in revenue related to a change in gift certificate policy of $0.1 million, partially offset by increases in ticket prices by theaters of $0.6 million and increases in service fees on individual ticket sales of $0.2 million.

Ad Sales division net revenues by our CinemasOnline business were $0.8 million for Q1-09 as compared to $1.3 million for Q1-08, a decrease of $0.5 million or 38%.  The decrease in Ad Sales revenues in Q1-09 from Q1-08 is primarily due to decreases in the brochure and web advertising revenues of $0.3 million along with a decrease of $0.2 million revenues in the plasma business.

Net revenues from our Intellectual Properties division were $0.3 million for Q1-09 as compared to $0.4 for Q1-08, a decrease of $0.1 million or 25%.  The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing.  Revenues vary quarter to quarter depending on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies.  The Intellectual Properties division revenues do not include our 50% interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income is reported as Equity in Earnings of Unconsolidated Investees (discussed below).

[19]

EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES

Equity in earnings of unconsolidated investees consisted of the following:

	Three Months Ended
	March 31,
	(unaudited)
	2009	2008
	(in millions)	(in millions)

NetCo Partners (a)	$—	$—
MovieTickets.com (b)	1.9	—
	$1.9	$—

(a) NetCo Partners

             NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of earnings by NetCo Partners was a net de minimus loss for Q1-09 as compared to a net de minimus gain for Q1-08.  NetCo Partners did not recognize any income during Q1-09.

(b)  MovieTickets.com

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media has not recorded income from its investment in MovieTickets.com for Q1-09 and Q1-08 because accumulated losses from prior years exceed MovieTickets.com’s accumulated net income.  The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising.  The results above consist of a $1.9 million dividend received by Hollywood Media in Q1-09.

OPERATING EXPENSES

Cost of revenues - ticketing.  Cost of revenues - ticketing was $17.0 million for Q1-09 compared to $21.0 million for a decrease of $4.0 million, or 19%.  Cost of revenues-ticketing consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals.  As a percentage of ticketing revenue, Cost of revenues-ticketing was 84% and 83% for Q1-09 and Q1-08, respectively.

The decrease in Cost of revenues - ticketing in Q1-09 from Q1-08 was primarily attributable to the following: a decrease in cost of revenue due to a reduction in tickets sold of $4.5 million, a decrease in cost of revenue due to an increase in advertising revenue from shows of $0.2 million, offset in part by an increase in cost of revenues of $0.5 million attributable to ticket price increases by theaters, and a $0.2 million attributable to increases in unsold inventory.

[20]

Editorial, Production, Development and Technology.  Editorial, production, development and technology costs include commissions, royalties, media buying, production services and internet access for the UK based CinemasOnline companies and fees and royalties paid to authors and co-editors for the Intellectual Properties segment.  Editorial, production, development and technology costs were $0.6 million for Q1-09 as compared to $1.0 million for Q1-08, a decrease of $0.4 million or 40%.  As a percentage of revenues from our Ad Sales and Intellectual Properties segments, these costs were 60% and 58% for Q1-09 and Q1-08 respectively.  The Q1-09 decrease as compared to Q1-08 in Editorial, Production, Development and Technology costs was primarily due to decreases in Ad Sales along with a minimal decrease in payments to writers/co-editors.  The decreases in Ad Sales were in the categories of commission ($0.2 million), media buying ($0.1 million), and production services and royalties ($0.1 million).

Selling, General and Administrative.

Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising  representative firms and other parties).  SG&A expenses for Q1-09 were $2.7 million compared to $3.7 million for Q1-08, a decrease of $1.0 million or 27%.  As a percentage of net revenue, SG&A expenses were 13% in Q1-09 and 14% in Q1-08.  The decrease in SG&A expenses in Q1-09 as compared to Q1-08 was due primarily to decreases of the following expenses: $0.2 million in marketing expenses, $0.2 million in legal expenses, $0.2 million in travel expenses, $0.1 million in occupancy expenses, $0.1 million in bad debt expenses, $0.1 million in temporary service expenses and $0.1 million in telephone expenses.

Payroll and Benefits.

Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.

Payroll and benefits expenses for Q1-09 were $2.6 million compared to $3.3 million for Q1-08, a decrease of $0.7 million or 21%.   As a percentage of net revenues, payroll and benefits expenses were approximately 12% for each of Q1-09 and Q1-08.

The decrease in payroll and benefits expenses from Q1-09 as compared to Q1-08 was due to the following factors: (i) a decrease of $0.3 million in the Broadway Ticketing segment due to headcount reduction as part of a restructuring of the organization; (ii) a decrease of $0.3 million in Corporate overhead payroll primarily because of the divestment of the Hollywood.com Business; and (iii) a $0.1 million reduction in payroll in the Ad Sales segment.

[21]

Depreciation and amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, and equipment under capital leases and amortization of intangible assets.  Depreciation and amortization expense was $0.4 million for Q1-09 as compared to $0.5 million for Q1-08, a decrease of $0.1 million or 20%.  The decrease in Q1-09 as compared to Q1-08 was primarily due to assets becoming fully depreciated during or prior to Q1-09 as well as a decrease in the amortization of intangible assets due to a write-off of certain intangible assets of the CinemasOnline companies in Q4-08.

Interest, net.

Interest, net was de minimus income for Q1-09 as compared to income of $0.2 million for Q1-08.  The decrease in Interest, net from Q1-09 to Q1-08 was related to less income earned from cash on hand.

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $10.8 million at March 31, 2009 as compared to $12.7 million at December 31, 2008.  Our net working capital of our continuing operations (defined as current assets less current liabilities) was $8.7 million at March 31, 2009 as compared to $8.9 million at December 31, 2008.

Net cash used in operating activities from continuing operations during Q1-09 was $1.2 million, which cash usage was primarily attributable to $1.2 million used to secure a bond for future Broadway ticketing purchases.  By comparison, net cash used in operating activities from continuing operations during Q1-08 was $1.7 million.

Net cash used in investing activities from continuing operations during Q1-09 was $0.6 million, which net cash outlays were primarily attributable to capital expenditures associated with the development of the new Broadway.com website.  Net cash used in investing activities from continuing operations during Q1-08 was $0.5 million.

Net cash used in financing activities from continuing operations during Q1-09 was $0.1 million, which cash usage included payments under capital lease obligations, outstanding notes payable and payments for the repurchase of stock under the Company’s approved stock repurchase plan.  Net cash used in financing activities from continuing operations during Q1-08 was de minimus.

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

[22]

Beginning in September 2009, R&S Investments will be contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business from the transaction date until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses.  If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10.0 million.  Pursuant to the Purchase Agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010.  As of March 31, 2009, the escrow balance was $0.8 million.

For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1, of this Form 10-Q Report.

Capital Expenditures

Hollywood Media’s capital expenditures during the first quarter of 2009 were approximately $0.6 million.  We currently anticipate additional capital expenditures during 2009 will total approximately $1.0 million including but not limited to expenditures for computer equipment, servers and costs associated with web site development from Broadway.com and Theatre.com.  These anticipated 2009 capital expenditures exclude amounts related to business acquisitions, if any.

Outlook

Hollywood Media expects to have continuing operating losses in the near term.  Notwithstanding these losses, as described further below we expect that Hollywood Media will be able to satisfy its near term liquidity obligations.  Other than the normal seasonal variance described under “Inflation and Seasonality” below and potential dividend payments from MovieTickets.com, we do not expect that there will be a significant variance in Hollywood Media’s earnings or its cash flows near term and accordingly do not expect its trend of losses to accelerate.  Known material trends, uncertainties and other factors that have had or are reasonably likely to have a material impact on Hollywood Media’s revenues, earnings and liquidity include the following:

•
the U.S. and global economic downturn, which can adversely affect business and personal discretionary spending for entertainment-related items such as Broadway theater tickets, and has resulted in a reduction in tickets sold and in net revenue;

•
increases in Broadway ticket prices, which can positively affect Hollywood Media’s revenues as the ticket service fees we earn are based on a percentage of ticket prices, but which can also result in a lower volume of tickets being sold and could adversely affect Hollywood Media’s revenues and, accordingly, its earnings and cash flow; and

[23]

•	New York State’s 2007 repeal of caps on ticket service fees, which has given Hollywood Media greater flexibility to charge higher service fees on tickets for high demand shows.

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

Our cash and cash equivalents generated from the sales of our Baseline/StudioSystems and Showtimes businesses in 2006 and 2007, respectively, have provided substantial additional working capital for Hollywood Media, and we have utilized portions of such working capital for various corporate purposes and business activities including, among other things, the repayment of debt and the purchase of the Showtix group ticketing business in February 2007, improvements and investments in various aspects of our Broadway Ticketing division, and for the repurchase of shares of Hollywood Media’s common stock pursuant to our previously announced stock repurchase program (discussed below). Our businesses have required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate will be satisfied from our cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through March 31, 2010.  If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to more than offset operating expenses.

While we continue to develop our businesses, we have resumed our strategic review process which may help us realize the full value of our assets in the interest of our shareholders. In prior years, our strategic review process resulted in the sales of our Baseline/StudioSystems and Showtimes businesses discussed above.  We continue to explore opportunities for generating returns for Hollywood Media’s shareholders, including potential dispositions or other strategic transactions.  Prior to resuming our strategic review process, we had, as stated in our press release dated October 1, 2007, temporarily suspended such process when our Board of Directors approved the stock repurchase program referenced below.  We cannot make assurances as to the timing or occurrence of any future strategic transactions or further stock repurchases.

[24]

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock.  See Part II, Item 2, of this Form 10-Q report for information about stock repurchases by Hollywood Media during the first quarter of fiscal 2009.

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

Off-Balance Sheet Arrangements

At March 31, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K.  As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”

In response to the SEC’s Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 2 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q, and Note 2 to the Consolidated Financial Statements included in Item 8 in our Form 10-K for the year ended December 31, 2008.

[25]

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $0.5 million and $0.6 million at March 31, 2009 and December 31, 2008.  The allowance is primarily attributable to receivables due from customers of CinemasOnline and Theatre Direct NY, Inc.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic regions.

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

As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of fiscal 2002 which did not result in an impairment charge.  Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date during fiscal 2008.  As part of our fiscal 2008 annual impairment evaluation, the Company determined that the goodwill associated with its CinemasOnline business should be written off, and, accordingly, the Company recorded an impairment loss of $2.8 million.  In addition, the Company recorded $0.7 million in additional impairment to goodwill recorded after our 2001 acquisition of Always Independent Entertainment Corp. and our Intellectual Properties segment.  As of March 31, 2009, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  The goodwill recorded in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 was $25.2 million.  At March 31, 2009 and December 31, 2008 goodwill represented 37% and 38%, respectively, of total assets.  Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.

[26]

As of March 31, 2009 and December 31, 2008, the Company’s market capitalization was less than the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of current market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company.   We consider the decline in our market capitalization to be temporary and based on general economic conditions and a decline in general investor confidence throughout the market and not based on any events or conditions specific to us.  The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contain goodwill at March 31, 2009 and December 31, 2008 exceeded the book value of those units.

Inflation and Seasonality

Although we cannot accurately determine the precise effects of inflation, we do not believe inflation has a material effect on revenue or results of operations.  We consider our business to be somewhat seasonal and expect net revenues to be generally higher during the second and fourth quarters of each fiscal year, with net revenues for our Broadway Ticketing Business generally higher in the second quarter as a result of increased sales volumes due to the Tony Awards© and in the fourth quarter due to increased sales levels during the holiday period.  Our Tekno Books book licensing business is also affected by seasonal variations with net revenues generally higher in the second and fourth quarters of each fiscal year as a result of the general publishing industry practice of paying royalties semi-annually.   In addition, although not seasonal, our Intellectual Properties division and NetCo Partners both experience fluctuations in their respective revenue streams, earnings and cash flow as a result of the amount of time that is expended in the creation and development of the intellectual properties and their respective licensing agreements. The recognition of licensing revenue is typically triggered by specific contractual events which occur at different points in time rather than on a regular periodic basis.

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

We have an investment in a subsidiary in the United Kingdom and sell our services into this foreign market.   Our foreign exposures, defined as assets denominated in foreign currency, less liabilities denominated in foreign currency, for the United Kingdom at March 31, 2009 and December 31, 2008 of U.S. dollar equivalents was a net liability of $1.9 million and $1.8 million, respectively.

[27]

                Our United Kingdom subsidiary sells services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% decrease in the value of the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $0.1 million for the quarter ended March 31, 2009.

                As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decrease in the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a de minimus increase in our translation loss for the quarter ended March 31, 2009.  However, a larger decline in the British foreign currency could have a larger and possibly material affect.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

                An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of March 31, 2009, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.

As previously reported in Hollywood Media’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2009, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2008 and included its Report on Internal Control Over Financial Reporting in such Form 10-K.  The Report on Internal Control over Financial Reporting concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business, which are more fully described in such Form 10-K, constituted a material weakness in Hollywood Media’s internal control over financial reporting.  A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of March 31, 2009, Hollywood Media had not remediated this material weakness.

[28]

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Management has not identified any material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the quarter ended March 31, 2009, in transactions that were not registered under the Securities Act of 1933.

[29]

Issuer Repurchases of Equity Securities

Hollywood Media reported in its Form 8-K report filed on October 4, 2007 that its Board of Directors authorized a stock repurchase program under which Hollywood Media Corp. may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock. This program was approved by Hollywood Media’s Board of Directors on September 28, 2007 and was initially announced via press release on October 1, 2007.

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

The following table provides information with respect to common stock purchases by Hollywood Media during the first quarter of 2009.  For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources – Authorization of Stock Repurchase Program” in Part 1, Item 2 of this Form 10-Q Report.

Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs

January 1, 2009 through January 31, 2009	71,600	$1.02	71,600	$—

February 1, 2009 through February 28, 2009	—	—	—	—

March 1, 2009 through March 31, 2009	—	—	—	—

Total	71,600	$1.02	71,600	$2,697,843	(1)

(1)
As of March 31, 2009, calculated by subtracting (i) the total price paid for all shares purchased under the repurchase program from inception through March 31, 2009 of $7,302,157, from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the plan.

[30]

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

[31]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.

Date: May 11, 2009	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive Officer (Principal executive officer)

Date: May 11, 2009	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer (Principal accounting officer)

[32]