Form 10-Q
period 2009-06-30
HOLLYWOOD MEDIA CORP
filed 2009-08-10
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 6, 2009, there were 31,153,560 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations (unaudited) for the Six and Three Months ended June 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-16

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-31

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4.	CONTROLS AND PROCEDURES	32

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	32

ITEM 1A.	RISK FACTORS	32

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33

ITEM 6.	EXHIBITS	34

[2]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,394,861	$12,685,946
Receivables, net	1,571,901	1,433,797
Inventories held for sale	5,856,495	4,491,841
Deferred ticket costs	8,382,431	12,085,237
Prepaid expenses	1,583,512	1,418,563
Other receivables	1,169,803	1,431,216
Other current assets	20,483	99,945
Related party receivable	38,020	-
Restricted cash	1,303,220	2,600,000
Total current assets	28,320,726	36,246,545

PROPERTY AND EQUIPMENT, net	5,003,862	4,649,202
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	131,431	132,800
INTANGIBLE ASSETS, net	525,601	682,896
GOODWILL	20,154,292	25,154,292
OTHER ASSETS	34,548	73,126
TOTAL ASSETS	$54,170,460	$66,938,861

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,500,553	$1,329,949
Accrued expenses and other	2,702,751	3,708,652
Deferred revenue	11,370,876	15,196,455
Gift certificate liability	3,004,196	3,434,359
Customer deposits	615,801	831,838
Current portion of capital lease obligations	155,863	203,579
Current portion of notes payable	49,230	43,147
Related party payable	82,220	2,622,438
Total current liabilities	19,481,490	27,370,417

DEFERRED REVENUE	369,409	401,309
CAPITAL LEASE OBLIGATIONS, less current portion	118,648	203,901
OTHER DEFERRED LIABILITY	1,135,465	1,168,096
NOTES PAYABLE, less current portion	16,752	36,258

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 31,037,656 and 30,883,913 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	310,376	308,839
Additional paid-in capital	309,298,158	309,100,760
Accumulated deficit	(276,582,000)	(271,695,431)
Total Hollywood Media Corp. shareholders’ equity	33,026,534	37,714,168
Non-controlling interest	22,162	44,712
Total shareholders’ equity	33,048,696	37,758,880
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,170,460	$66,938,861

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

[3]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

NET REVENUES
Ticketing	$49,381,447	$59,062,595	$29,138,882	$33,764,778
Other	2,184,705	3,454,389	1,113,373	1,778,536
	51,566,152	62,516,984	30,252,255	35,543,314

OPERATING COSTS AND EXPENSES
Cost of revenues – ticketing	41,152,654	49,782,868	24,118,554	28,762,843
Editorial, production, development and technology	1,236,913	1,901,363	594,923	925,053
Selling, general and administrative	5,117,994	6,954,601	2,437,983	3,300,539
Payroll and benefits	5,038,874	6,773,953	2,452,198	3,509,594
Depreciation and amortization	794,968	985,266	387,894	457,775

Total operating costs and expenses	53,341,403	66,398,051	29,991,552	36,955,804

Income (loss) from operations	(1,775,251)	(3,881,067)	260,703	(1,412,490)

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES

Equity in earnings (losses) of unconsolidated investees	1,912,833	1,317,513	(810)	1,314,074
Impairment loss	(5,000,000)	-	(5,000,000)	-

Total equity in earnings (losses) of unconsolidated investees	(3,087,167)	1,317,513	(5,000,810)	1,314,074

OTHER INCOME
Interest, net	15,122	300,333	3,670	122,199
Other, net	(40,214)	(33,582)	(56,053)	(41,283)

Loss from continuing operations	(4,887,510)	(2,296,803)	(4,792,490)	(17,500)

Loss from discontinued operations	-	(1,520,775)	-	(674,802)

Net loss	(4,887,510)	(3,817,578)	(4,792,490)	(692,302)

NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	941	(65,822)	(2,226)	(42,060)

Net loss attributable to Hollywood Media Corp.	$(4,886,569)	$(3,883,400)	$(4,794,716)	$(734,362)

Basic and diluted loss per common share
Continuing operations	$(0.16)	$(0.07)	$(0.16)	$(0.00)
Discontinued operations	-	(0.05)	-	(0.02)
Total basic and diluted net loss per share	$(0.16)	$(0.12)	$(0.16)	$(0.02)

Weighted average common and common equivalent shares outstanding – basic and diluted	30,528,692	31,909,540	30,637,658	31,964,851

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

[4]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Hollywood Media Corp.	$(4,886,569)	$(3,883,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	1,520,775
Depreciation and amortization	794,968	985,266
401(k) stock match	85,364	53,281
Equity in earnings of unconsolidated investees, net of dividends	1,369	(3,258)
Stock based compensation	46,546	71,457
Amortization of deferred compensation costs	-	325,000
Provision for bad debts	141,182	287,731
Impairment loss	5,000,000	-
Non-controlling interest in earnings of subsidiaries, net of distributions	(22,550)	65,822

Changes in assets and liabilities:
Receivables	(279,286)	70,221
Inventories held for sale	(1,364,654)	(753,835)
Deferred ticket costs	3,702,806	3,649,797
Prepaid expenses	(164,949)	318,697
Other receivables	285,413	1,981,534
Dividends receivable	-	(1,311,100)
Related party receivable	(38,020)	-
Other current assets	79,462	486,004
Other assets	38,578	9,082
Accounts payable	188,087	(1,768,661)
Accrued expenses and other	(940,151)	(843,630)
Deferred revenue	(3,857,479)	(4,313,911)
Customer deposits	(216,037)	(496,000)
Gift certificate liability	(430,163)	(167,068)
Other deferred liability	(32,631)	249,033
Restricted cash	(1,221,000)	-
Net cash used in operating activities – continuing operations	(3,089,714)	(3,467,163)
Net cash used in operating activities - discontinued operations	-	(1,113,218)
Net cash used in operating activities	(3,089,714)	(4,580,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(997,267)	(689,087)
Acquisition of businesses, net of cash acquired	-	(56,045)
Acquisition of intangible assets	-	(17,000)
Proceeds from sale of assets	-	17,502
Loss on disposition of assets	(23,946)	-
Net cash used in investing activities – continuing operations	(1,021,213)	(744,630)
Net cash used in investing activities – discontinued operations	-	(530,242)
Net cash used in investing activities	(1,021,213)	(1,274,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from exercise of stock options	-	122,900
Payments under capital lease obligations	(93,781)	(71,120)
Payments of notes payable	(13,423)	(8,549)
Stock repurchase program	(72,954)	-
Net cash (used in) provided by financing activities – continuing operations	(180,158)	43,231
Net cash used in financing activities – discontinued operations	-	(475)
Net cash (used in) provided by financing activities	(180,158)	42,756

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,291,085)	(5,812,497)

CASH AND CASH EQUIVALENTS, beginning of period	12,685,946	26,758,550

CASH AND CASH EQUIVALENTS, end of period	$8,394,861	$20,946,053

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$23,292	$36,215
Income taxes paid	$1,500	$25,000

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

[5]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position, results of operations and cash flows.  The results of operations and cash flows for the six and three months ended June 30, 2009 are not necessarily indicative of the results of operations or cash flows, which may result for the remainder of 2009.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

Hollywood Media’s condensed consolidated financial statements include the accounts of Hollywood Media, its wholly owned subsidiaries, and its 51% owned subsidiary Tekno Books, which is a partnership. All significant intercompany balances and transactions have been eliminated in consolidation and a non-controlling interest has been established to reflect the outside ownership of Tekno Books. Hollywood Media’s 50% and 26.2% ownership interests in NetCo Partners and MovieTickets.com, respectively, are accounted for under the equity method of accounting.

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

[6]

The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants totaled 1,423,443 and 2,642,928 shares for the six and three months ended June 30, 2009 and 2008 respectively, and such shares were excluded from the calculation of basic and diluted loss per share for the six and three months ended June 30, 2009 and 2008, because their impact was anti-dilutive to the loss per share from continuing operations.  Unvested shares are not included in the basic calculation until vesting occurs and are not included in the diluted calculation because they are anti-dilutive.  There were 400,000 and 50,000 unvested shares as of June 30, 2009 and 2008, respectively.

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

Receivables

Receivables consist of amounts due from customers who have advertised on plasma TV displays, posters, brochures and websites in our UK business, purchased live theater tickets, and amounts due from box offices for commission on live theater tickets sold to groups and refunds for performances that did not occur and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable.

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the estimated collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $531,507 and $645,176 at June 30, 2009 and December 31, 2008, respectively.  The allowance is primarily attributable to receivables due from customers of the U.K. based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”) and Theatre Direct NY, Inc.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s condensed consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

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

Gift certificate revenue is derived from the sale of gift certificates for Broadway, off-Broadway, London shows and dinner and show sales to individuals, groups, travel agencies, tour groups and corporate programs.  Proceeds from these sales are included in “Gift Certificate Liability” in our accompanying condensed consolidated balance sheets at the time of receipt and, if redeemed, are recognized as revenue in the period the performance of the show occurs.  Gift certificates issued do not expire.

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

[8]

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP.  Rules and interpretative releases of the SEC under authority of Federal Securities laws are also sources of U.S. GAAP for SEC registrants.  The Codification is not intended to change existing U.S. GAAP and as such will not have a significant impact on the Company’s financial statements, but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“FAS 165”) effective for interim financial periods ending after June 15, 2009.  FAS 165 establishes principles and requirements for subsequent events.  FAS 165 defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements.  Public entities are required to evaluate subsequent events through the date that financial statements are issued.  FAS 165 also provides guidelines in evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements.  FAS 165 requires disclosure of the date through which subsequent events have been evaluated.  We have evaluated subsequent events through the date of issuance of this report.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).  This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements.  The most significant change the FSP provides is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009.  Implementation of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively.  Implementation of this standard did not have a material impact on our consolidated financial statements.

[9]

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This statement requires disclosures about fair value of financial instruments, previously only required in annual financial statements, to also be included in interim financial statements. This statement is effective for interim reporting periods ending after June 15, 2009. We adopted this standard during the quarter ended June 30, 2009.  Such adoption did not materially impact the Company’s consolidated financial statements.

(3)	DISCONTINUED OPERATIONS:

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”).  R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the purchase agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000, which includes $1,000,000, which was paid to Hollywood Media at closing, and potential earn-out payments totaling $9,000,000. Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

The earn-out payments will equal the greater of 10 percent of gross revenue and 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the earn-out is fully paid.   The Company considers the $9,000,000 in potential earn-out payments to be contingent consideration and non-recourse.  Thus, the Company will not record a receivable and any corresponding gain until the contingencies have been met.  The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable are recorded.   If a subsequent change of control of the Hollywood.com Business, or a portion thereof, occurs before the earn-out is fully paid, the remaining portion of the earn-out would be paid to the Company immediately upon such an event, up to the amount of the consideration received less related expenses. If the aggregate proceeds received by the Company in such a change of control are less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. If the Hollywood.com Business, or a portion thereof, is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any sale proceeds above $10,000,000. In connection with the sale, Hollywood Media has established an escrow account to fund negative EBITDA of the sold business as necessary, up to a total of $2,600,000, which is the maximum amount of negative EBITDA required to be funded per the purchase agreement. At the end of the two-year escrow period, August 20, 2010, any balance in the escrow account will be distributed to Hollywood Media.  As of June 30, 2009, the escrow balance was $82,220 and is included in “Restricted cash” in our accompanying condensed consolidated balance sheets.  In addition, Hollywood Media paid $400,000 to R&S Investments for working capital adjustments at closing.  Pursuant to Staff Accounting Bulletin (“SAB”) Topic 5-E, the Company must consider if it has transferred risks of ownership, which the Company has considered and concluded that the risks of ownership have been transferred.

[10]

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

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company’s condensed consolidated financial statements for the six and three months ended June 30, 2008 have been reclassified to reflect the operations, assets and liabilities of the Hollywood.com Business as discontinued operations.

Results from Discontinued Operations

The net loss from discontinued operations includes the operating loss from the Hollywood.com Business which has been classified in the accompanying condensed consolidated statements of operations as “Loss from discontinued operations.”  Summarized results of discontinued operations for the six and three months ended June 30, 2008 are as follows:

	Six Months Ended	Three Months Ended
	June 30, 2008	June 30, 2008
	(unaudited)	(unaudited)

Operating revenue	$2,893,255	$1,520,936

Loss from discontinued operations	$(1,520,775)	$(674,802)

(4)	DEBT:

Registration Payment Arrangement

In connection with Hollywood Media’s issuance in November 2005 of $7.0 million aggregate principal amount of senior unsecured notes (the “Senior Notes”), the holders of the Senior Notes also received warrants to purchase an aggregate of 800,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share (the “Warrants”).  In May 2007, the full principal amount of the Senior Notes, together with all accrued and unpaid interest thereon, was paid in full in accordance with the provisions of the Senior Notes.  As required by the registration rights agreement entered into in connection with the Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants that was declared effective by the SEC on March 3, 2006, and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effective date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act.  If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”) in violation of the agreement, and if there are no applicable defenses or limitations under the agreement or at law or otherwise, Hollywood Media would be required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period.  As of June 30, 2009, none of the Warrants have been exercised, no Warrant shares have been issued, and the registration statement continues to be effective.
[11]

In accordance with EITF 00-19-2, Hollywood Media is required to calculate the maximum potential amount of consideration payable pursuant to registration payment arrangements, even if the likelihood of payments under such arrangements is remote.  EITF 00-19-2 is applicable to financial statements issued for fiscal years beginning after December 15, 2006 and any interim periods therein.  Assuming for purposes of this calculation that (i) all of the Warrants were exercised on June 30, 2009, (ii) the Warrant shares issued upon such exercise are available for resale under Rule 144(k) on December 31, 2009, (iii) the registration statement ceased to be effective in violation of the agreement on June 30, 2009 and does not become effective again before December 31, 2009, the remainder of the required registration period, and (iv) that there are no applicable defenses or limitations under the agreement or at law or otherwise, the maximum potential amount of consideration payable by Hollywood Media to the holders of Warrant shares would be $215,000.  Management does not believe that any significant material payments are likely under this registration payment arrangement.

(5)	COMMON STOCK:

During the six months ended June 30, 2009:

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

[12]

(6)	STOCK REPURCHASE PROGRAM:

Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash and cash equivalents to repurchase shares of its outstanding common stock.  Pursuant to the repurchase program, Hollywood Media purchased an aggregate of 71,600 shares of its common stock during the six months ended June 30, 2009.  The shares were purchased for $72,954, reflecting an approximate average price per share of $1.02.  There were no shares purchased under this program during the three months ended June 30, 2009 and 2008, respectively.  There were no shares purchased under this program during the six months ended June 30, 2008.

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

The following table provides summary financial information, for continuing operations only, regarding Hollywood Media’s reportable segments:

[13]

	Six months ended June 30,		Three months ended June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Net Revenues:
Broadway Ticketing	$49,381,447	$59,062,595	$29,138,882	$33,764,778
Ad Sales	1,664,619	2,712,349	849,261	1,369,629
Intellectual Properties	520,086	742,040	264,112	408,907
Other	-	-	-	-
	$51,566,152	$62,516,984	$30,252,255	$35,543,314

Operating Income (Loss):
Broadway Ticketing	$2,171,013	$1,479,861	$2,053,088	$1,079,490
Ad Sales	(158,650)	(230,571)	(45,215)	(43,742)
Intellectual Properties	(1,958)	143,221	4,597	86,288
Other	(3,785,656)	(5,273,578)	(1,751,767)	(2,534,526)
	$(1,775,251)	$(3,881,067)	$260,703	$(1,412,490)

Capital Expenditures:
Broadway Ticketing	$932,085	$506,295	$374,545	$152,027
Ad Sales	15,035	146,469	13,821	114,406
Intellectual Properties	-	-	-	-
Other	50,147	36,323	50,147	24,562
	$997,267	$689,087	$438,513	$290,995

Depreciation and Amortization Expense:
Broadway Ticketing	$414,194	$459,520	$198,934	$195,438
Ad Sales	182,146	311,657	91,164	156,743
Intellectual Properties	150	-	75	-
Other	198,478	214,089	97,721	105,594
	$794,968	$985,266	$387,894	$457,775

	June 30,	December 31,
	2009	2008
	(unaudited)
Segment Assets:
Broadway Ticketing	$30,615,978	$34,958,642
Ad Sales	16,780,731	21,989,086
Intellectual Properties	489,211	543,989
Other	6,284,540	9,447,144
	$54,170,460	$66,938,861

(8)	CERTAIN COMMITMENTS AND CONTINGENCIES:

Litigation

Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business.

Restricted Cash

During the first quarter of 2009, Hollywood Media transferred $1,221,000 to a certificate of deposit to secure bonds for future Broadway ticketing purchases, which funds are included in “Restricted cash” on our accompanying condensed consolidated balance sheet at June 30, 2009.

[14]

(9)	MOVIETICKETS.COM:

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media has not recorded income or loss from its investment in MovieTickets.com because the accumulated net loss from prior years exceeded MovieTickets.com’s accumulated net income during such years.  The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising.  A cash dividend of $1,914,202 is included in “Equity in earnings (losses) of unconsolidated investees” in our accompanying condensed consolidated statement of operations for the six months ended June 30, 2009, which dividend was declared by MovieTickets.com and received by Hollywood Media during the first quarter of 2009.  There were no dividends declared or received during the three months ended June 30, 2009.

During the three months ended June 30, 2009, MovieTickets.com advertising sales revenue fell short of expectations and operating expenses were higher than previously anticipated, which indicated potential impairment of our goodwill.   As a result, in connection with the preparation of our financial statements for the second quarter of 2009, we performed an interim impairment test of goodwill.

For purposes of testing goodwill for potential impairment, we estimated the fair value of the applicable reporting unit to which all goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of June 30, 2009. The market approach is a valuation method in which fair value is estimated based on observed market prices of publicly traded guideline companies.  Under the market approach, the valuation process is essentially that of comparison and correlation between the subject company and other similar companies. The income approach is a method in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are then discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money.  The key inputs to the discounted cash flow model were our historical and estimated future revenues and the discount rate, among others.

As a result of this testing, we concluded that the goodwill was impaired. Accordingly, we recorded a non-cash goodwill impairment charge of $5,000,000 in the second quarter of 2009.  This charge is included in the impairment loss line item in “Earnings (Losses) of Unconsolidated Investees” in our condensed consolidated statement of operations for the three and six months ended June 30, 2009.

Due to the current economic uncertainty and other factors, we cannot assure that the remaining goodwill of $14,595,783 in this reporting unit, or the $5,558,509 of goodwill in other reporting units, will not be further impaired in future periods.

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

[15]

As of June 30, 2009, the Company has $82,220 included in “Related party payable” in our accompanying condensed consolidated balance sheet.  The related party payable is the balance for estimated losses to be funded by Hollywood Media pursuant to the purchase agreement.  The funding of losses pursuant to the purchase agreement is capped at $2,600,000, which was placed in an escrow account by Hollywood Media at closing and is included in “Restricted cash” in our accompanying condensed consolidated balance sheet at December 31, 2008.  As of June 30, 2009, $2,517,780 was disbursed to the Hollywood.com Business from the escrow account pursuant to the terms of the escrow agreement entered into in connection with the sale of the Hollywood.com Business, and $82,220 remains in escrow and is included in restricted cash.  In addition, as of June 30, 2009, Hollywood Media recorded a $38,020 related party receivable for expense reimbursement by R&S Investments under the TSA.

(11)	SUBSEQUENT EVENTS:

On July 14, 2009, the Company disbursed $82,220 in funds to the Hollywood.com Business, representing the remainder of the monies from the escrow account, pursuant to the terms of the escrow agreement entered into in connection with the sale of the Hollywood.com Business.  As of the filing of this Form 10-Q, the $38,020 related party receivable was paid in full to the Company.  For additional information on the sale of the Hollywood.com Business and the escrow agreement, see Note 3 “Discontinued Operations” and Note 10 “Related Party Transactions.”  The Company evaluated subsequent events through August 10, 2009, the date its financial statements were filed.

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

[16]

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

Overview

Hollywood Media is comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties. Our Broadway Ticketing business includes Broadway.com, 1-800-Broadway, Theatre Direct and Theatre.com.  Hollywood Media’s businesses also include an intellectual property business, the U.K. based CinemasOnline companies and a minority interest in MovieTickets.com, Inc. (“MovieTickets.com”).

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

[17]

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

The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the six months ended June 30, 2009 (“Y2-09”) and 2008 (“Y2-08”) and the three months ended June 30, 2009 (“Q2-09”) and 2008 (“Q2-08”), respectively:

[18]

			Intellectual
	Broadway		Properties
	Ticketing	Ad Sales	(a)	Other	Total
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)

Y2-09
(unaudited)

Net Revenues	$49.4	$1.7	$0.5	$-	$51.6
Operating Expenses	47.2	1.8	0.5	3.8	53.3
Operating Income (Loss)	$2.2	$(0.1)	$-	$(3.8)	$(1.7)

% of Total Net Revenue	96%	3%	1%	0%	100%

Y2-08
(unaudited)

Net Revenues	$59.1	$2.7	$0.7	$-	$62.5
Operating Expenses	57.6	2.9	0.6	5.3	66.4
Operating Income (Loss)	$1.5	$(0.2)	$0.1	$(5.3)	$(3.9)

% of Total Net Revenue	94%	4%	2%	0%	100%

Q2-09
(unaudited)

Net Revenues	$29.2	$0.9	$0.2	$-	$30.3
Operating Expenses	27.1	0.9	0.2	1.8	30.0
Operating Income (Loss)	$2.1	$-	$-	$(1.8)	$0.3

% of Total Net Revenue	96%	3%	1%	0%	100%

Q2-08
(unaudited)

Net Revenues	$33.8	$1.4	$0.3	$-	$35.5
Operating Expenses	32.7	1.4	0.3	2.5	36.9
Operating Income (Loss)	$1.1	$-	$-	$(2.5)	$(1.4)

% of Total Net Revenue	95%	4%	1%	0%	100%

a.
Does not include Hollywood Media’s 50% non-controlling interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media’s share of the income (loss) is reported as Equity in Earnings of Unconsolidated Investees (discussed below).

[19]

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

•
Intellectual Properties – owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for books and other media.  This segment includes a 51% interest in Tekno Books, and a book development business, and this segment does not include our 50% non-controlling interest in NetCo Partners.

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

[20]

Results of Discontinued Operations

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service that was distributed pursuant to annual affiliation agreements with certain cable operators. R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.

Beginning in September 2009, R&S Investments will be contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.5 million disbursed to the Hollywood.com Business through June 30, 2009, leaving a balance of $0.1 million in the escrow.  In addition, as of June 30, 2009, Hollywood Media recorded a $0.04 million related party receivable for expense reimbursement by R&S Investments under the TSA.

The net loss from discontinued operations includes the operating loss from the Hollywood.com Business which has been classified in the accompanying condensed consolidated statements of operations as “Loss from discontinued operations.”  Summarized results of discontinued operations for the six and three months ended June 30, 2008 are as follows:

	Six Months Ended	Three Months Ended
	June 30, 2008	June 30, 2008
	(unaudited)	(unaudited)

Operating revenue	$2,893,255	$1,520,936

Loss from discontinued operations	$(1,520,775)	$(674,802)

NET REVENUES

Total net revenues were $51.6 million for Y2-09 as compared to $62.5 million for Y2-08, a decrease of $10.9 million or 17%, and $30.3 million for Q2-09 as compared to $35.5 million for Q2-08, a decrease of $5.2 million, or 15%.  The decrease in net revenue from Y2-08 to Y2-09 and the decrease in net revenue from Q2-08 to Q2-09 was primarily due to a decrease in revenues from each of our divisions as discussed below.

[21]

Broadway Ticketing net revenues were $49.4 million and $59.1 million for Y2-09 and Y2-08, respectively, a decrease of $9.7 million or 16%, and $29.2 million and $33.8 million for Q2-09 and Q2-08, respectively, a decrease of $4.6 million or 14%.  The decrease in Broadway Ticketing net revenues in Y2-09 from Y2-08 was primarily attributable to the following: (a) a decrease in revenue of $11.8 million attributable to (i) a decrease in quantity of tickets sold of $10.8 million, the majority of which is related to our groups business, (ii) a decrease in sales of hotel and dinner packages of $0.4 million, (iii) a decrease in orders sold with cancellation insurance of $0.2 million, (iv) a decrease in sponsorship sales of $0.2 million, (v) a decrease in sales related to Theatre.com of $0.1 million and (vi) a decrease in revenues related to a change in gift certificate policy of $0.1 million, offset in part by (b) an increase in revenue of $2.1 million, including $1.3 million attributable to ticket price increases by theaters and $0.8 million attributable to increased services fees.  The decrease in Broadway Ticketing net revenues in Q2-09 from Q2-08 was primarily attributable to the following: a decrease in revenue of $5.9 million attributable to (i) a decrease in quantity of tickets sold of $5.5 million, (ii) a decrease in sales of hotel packages  and dinner vouchers of $0.2 million,  (iii) a decrease in orders sold with cancellation insurance of $0.1 million, and (iv) a decrease in sponsorship revenues paid by non-theater advertisers of $0.1 million, offset in part by (b) an increase in revenue of $1.3 million, including $0.7 million attributable to ticket price increases by theaters and $0.6 million attributable to increased services fees.

Ad Sales division net revenues by our CinemasOnline business were $1.7 million for Y2-09 as compared to $2.7 million for Y2-08, a decrease of $1.0 million or 37%, and such net revenues were $0.9 million for Q2-09 as compared to $1.4 million for Q2-08, a decrease of $0.5 million or 36%.  The decrease in Ad Sales revenues in Y2-09 from Y2-08 is attributable primarily to a decrease of $0.5 million revenue in the plasma business, and $0.5 million in brochure and web advertising revenues.  The decrease in revenues in Q2-09 from Q2-08 is primarily due to decreases of $0.3 million revenue in the plasma business and $0.2 million in brochure and web advertising revenues.

Net revenues from our Intellectual Properties division were $0.5 million for Y2-09 as compared to $0.7 million for Y2-08, a decrease of $0.2 million or 29%, and such net revenues were $0.2 million for Q2-09 as compared to $0.3 million for Q2-08, a decrease of $0.1 million or 33%.  The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing.  Revenues vary quarter to quarter depending on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies.  The Intellectual Properties division revenues do not include our 50% non-controlling interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income is reported as “Equity in earnings (losses) of unconsolidated investees” (discussed below).

[22]

EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES

Total equity in earnings (losses) of unconsolidated investees consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
	(in millions)	(in millions)	(in millions)	(in millions)

NetCo Partners (a)	$-	$-	$-	$-
MovieTickets.com (b)	(3.1)	1.3	(5.0)	1.3
	$(3.1)	$1.3	$(5.0)	$1.3

(a)  NetCo Partners

             NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of de minimus earnings by NetCo Partners was a net de minimus loss for Y2-09 and Q2-09 as compared to a net de minimus gain for Y2-08 and Q2-08.  NetCo Partners did not recognize any income during Y2-09.

(b)  MovieTickets.com

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media has not recorded income from its investment in MovieTickets.com for Y2-09 and Y2-08 because accumulated losses from prior years exceed MovieTickets.com’s accumulated net income.  The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising.  The results above consist of a $1.9 million dividend received by Hollywood Media in Y2-09 as compared to a $1.3 million dividend accrued by Hollywood Media in Y2-08.  During the second quarter of 2009, the Company determined that $5.0 million of the goodwill associated with MovieTickets.com should be written down and accordingly recorded an impairment loss of $5.0 million.  For additional information see Note 9 – MovieTickets.com in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

OPERATING EXPENSES

Cost of revenues - ticketing.  Cost of revenues - ticketing was $41.1 million for Y2-09 compared to $49.8 million Y2-08 for a decrease of $8.7 million or 17%.  Cost of revenues – ticketing for Q2-09 was $24.1 million compared to $28.8 million in Q2-08 for a decrease of $4.7 million or 16%.  Cost of revenues - ticketing consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals.  As a percentage of ticketing revenue, cost of revenues – ticketing was 83% and 84% for Y2-09 and Y2-08, respectively, and 83% and 85% for Q2-09 and Q2-08, respectively.

[23]

The decrease in cost of revenues - ticketing in Y2-09 from Y2-08 was primarily attributable to the following: a decrease in costs of revenue of $10.1 million attributable to (i) a decrease of $9.4 million attributable to a lower quantity of tickets sold, (ii) a decrease of $0.5 million due to an increase in advertising sales sold to theaters, which for accounting purposes are recorded as a reduction to cost of sales and (iii) a decrease in credit card fees of $0.2 million, offset in part by an increase in cost of revenues of $1.4 million attributable to (i) ticket price increases by theaters of $1.1 million and (ii) an increase in unsold inventory of $0.3 million.  The decrease in cost of revenues - ticketing in Q2-09 from Q2-08 was primarily attributable to the following: a decrease in costs of revenue of $5.4 million attributable to (i) a decrease of $4.9 million attributable to a lower quantity of tickets sold, (ii) a decrease of $0.3 million due to an increase in advertising sales sold to theaters, which for accounting purposes are recorded as a reduction to cost of sales and (iii) a decrease in credit card fees of $0.2 million, offset in part by an increase in cost of revenues of $0.7 million attributable to (i) ticket price increases by theaters of $0.6 million and (ii) an increase in unsold inventory of $0.1 million.

Editorial, production, development and technology.  Editorial, production, development and technology costs include commissions, royalties, media buying, production services and internet access for the UK based CinemasOnline companies and fees and royalties paid to authors and co-editors for the Intellectual Properties segment.  Editorial, production, development and technology costs were $1.2 million for Y2-09 as compared to $1.9 million for Y2-08, a decrease of $0.7 million or 37%, and $0.6 million for Q2-09 as compared to $0.9 million for Q2-08, a decrease of $0.3 million or 33%.  As a percentage of revenues from our Ad Sales and Intellectual Properties segments, these costs were 57% and 55% for Y2-09 and Y2-08 respectively, and 53% and 52% for Q2-09 and Q2-08 respectively.  The Y2-09 decrease compared to Y2-08 was due in part to decreases in (i) commissions paid of $0.3 million, (ii) payments to writers/co-editors of $0.1 million, (iii) production services and royalties of $0.2 million and (iv) a decrease in media buying of $0.1 million.  The Q2-09 decrease from Q2-08 was due to decreases in commission expense of $0.1 million, payments to writers/co-editors of $0.1 million and $0.1 million in production services and royalties.

Selling, general and administrative.

Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising  representative firms and other parties).  SG&A expenses for Y2-09 were $5.1 million compared to $7.0 million for Y2-08, a decrease of $1.9 million or 27%.  SG&A expenses for Q2-09 were $2.4 million compared to $3.3 million for Q2-08, a decrease of $0.9 million or 27%.  As a percentage of net revenue, SG&A expenses were 10% for Y2-09 as compared to 11% for Y2-08, and was 8% in Q2-09 compared to 9% in Q2-08.  The decrease in SG&A expenses in Y2-09 as compared to Y2-08 was due primarily to decreases in the following expenses: $0.4 million in marketing expenses, $0.3 million in occupancy expenses, $0.3 million in legal expenses, $0.2 million in bad debt expenses, $0.2 million in travel expenses, $0.1 million in temporary service expenses, $0.1 million in office supplies, $0.1 million in recruitment expenses, $0.1 million in telephone expenses, $0.1 million in accounting fees, and $0.1 million in moving expenses, offset by a $0.1 million increase in Board of Directors’ fees.

[24]

The decrease in SG&A expense in Q2-09 as compared to Q2-08 was due primarily to decreases in the following: $0.2 million in marketing expenses, $0.2 million in occupancy expenses, $0.1 million in bad debt expenses, $0.1 million in office supplies expense, $0.1 million in legal expenses, $0.1 million in accounting expenses, $0.1 million in recruitment expenses, and $0.1 million in moving expenses, offset by $0.1 million in Board of Directors fees.

Payroll and benefits.

Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.

Payroll and benefits expenses for Y2-09 were $5.0 million compared to $6.8 million for Y2-08, a decrease of $1.8 million or 26%.  Payroll and benefits expenses for Q2-09 were $2.4 million compared to $3.5 million for Q2-08, a decrease of $1.1 million or 31%.   As a percentage of net revenues, payroll and benefits expenses were approximately 10% for Y2-09 and 11% for Y2-08 respectively, and 8% for Q2-09 and 10% for Q2-08, respectively.

The decrease in payroll and benefits expenses from Y2-09 as compared to Y2-08 was due to the following: (i) a decrease of $0.8 million in corporate overhead payroll, primarily because of the divestment of the Hollywood.com Business; (ii) a decrease of $0.7 million in the Broadway Ticketing segment due to headcount reduction; (iii) a $0.2 million reduction in payroll in the Ad Sales segment; and (iv) a $0.1 million decrease in executive payroll due to a difference in vesting expense and staffing.

The decrease from Q2-09 to Q2-08 was primarily due to the following; (i) a decrease of $0.5 million in Corporate overhead payroll primarily because of the divestment of the Hollywood.com Business; (ii) a decrease of $0.4 million in the Broadway Ticketing segment due to headcount reduction; (iii) a $0.1 million reduction in payroll in the Ad Sales segment; and (iv) $0.1 million decrease in executive payroll due to a difference in vesting expense and staffing.

Depreciation and amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, and equipment under capital leases and amortization of intangible assets.  Depreciation and amortization expense was $0.8 million for Y2-09 as compared to $1.0 million for Y2-08, a decrease of $0.2 million or 20%.  Depreciation and amortization expense was $0.4 million for Q2-09 as compared to $0.5 million for Q2-08, a decrease of $0.1 million or 20%.  The decrease in Y2-09 as compared to Y2-08 and the decrease in Q2-09 as compared to Q2-08 was primarily due to assets becoming fully depreciated during or prior to Y2-09, and a decrease in amortization of intangible assets due to a write-off of certain intangible assets of the CinemasOnline companies in Q4-08.

Interest, net.

Interest, net was de minimus income for Y2-09 and Q2-09 as compared to $0.3 million income for Y2-08 and $0.1 million income for Q2-08.  The decrease in Y2-09 as compared to Y2-08 and the decrease in Q2-09 as compared to Q2-08 was related to less income earned from cash on hand.

[25]

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $8.4 million at June 30, 2009 as compared to $12.7 million at December 31, 2008.  Our net working capital of our continuing operations (defined as current assets less current liabilities) was $8.8 million at June 30, 2009 as compared to $8.9 million at December 31, 2008.

Net cash used in operating activities from continuing operations during Y2-09 was $3.1 million, which cash usage was primarily attributable to $1.4 million used to purchase Broadway tickets, and $1.2 million used to secure a bond for future Broadway ticketing purchases, which is now in restricted cash in the Company’s balance sheet.  By comparison, net cash used in operating activities from continuing operations during Y2-08 was $3.5 million.

Net cash used in investing activities from continuing operations during Y2-09 was $1.0 million, which net cash outlays were primarily attributable to capital expenditures associated with the development of the new Broadway.com website.  Net cash used in investing activities from continuing operations during Y2-08 was $0.7 million.

Net cash used in financing activities from continuing operations during Y2-09 was $0.2 million, which cash usage included payments under capital lease obligations, outstanding notes payable and payments for the repurchase of stock under the Company’s approved stock repurchase plan.  Net cash provided by financing activities from continuing operations during Y2-08 was de minimus.

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

Beginning in September 2009, R&S Investments will be contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.5 million disbursed to the Hollywood.com Business through June 30, 2009 in accordance with the terms of the escrow agreement, leaving a balance of $0.1 million in the escrow.  In addition, as of June 30, 2009, Hollywood Media recorded a $0.04 million related party receivable for expense reimbursement by R&S Investments under the TSA.

[26]

For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1, of this Form 10-Q Report.

Capital Expenditures

Hollywood Media’s capital expenditures during the fiscal year of 2009 were approximately $1.0 million.  We currently anticipate additional capital expenditures during 2009 will total approximately $0.7 million including but not limited to expenditures for computer equipment, servers and costs associated with development of systems for Broadway.com and Theatre.com.  These anticipated 2009 capital expenditures exclude amounts related to business acquisitions, if any.

Outlook

Despite a small operating profit in Q2-09, Hollywood Media expects to have continuing operating losses in the near term.  Notwithstanding these losses, as described further below we expect that Hollywood Media will be able to satisfy its near term liquidity obligations.  Other than the normal seasonal variance described under “Inflation and Seasonality” below and potential dividend payments from MovieTickets.com, we do not expect that there will be a significant variance in Hollywood Media’s earnings or its cash flows near term and accordingly do not expect its trend of losses to accelerate.  Known material trends, uncertainties and other factors that have had or are reasonably likely to have a material impact on Hollywood Media’s revenues, earnings and liquidity include the following:

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

[27]

Our cash and cash equivalents generated from the sales of our Baseline/StudioSystems and Showtimes businesses in 2006 and 2007, respectively, have provided substantial additional working capital for Hollywood Media, and we have utilized portions of such working capital for various corporate purposes and business activities including, among other things, the repayment of debt and the purchase of the Showtix group ticketing business in February 2007, improvements and investments in various aspects of our Broadway Ticketing division, and for the repurchase of shares of Hollywood Media’s common stock pursuant to our previously announced stock repurchase program (discussed below). Our businesses have required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate will be satisfied from our cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through June 30, 2010.  If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to more than offset operating expenses.

While we continue to develop our businesses, we have resumed our strategic review process which may help us realize the full value of our assets in the interest of our shareholders. In prior years, our strategic review process resulted in the sales of our Baseline/StudioSystems,  Showtimes and Hollywood.com businesses discussed above.  We continue to explore opportunities for generating returns for Hollywood Media’s shareholders, including potential dispositions or other strategic transactions.  We cannot make assurances as to the timing or occurrence of any future strategic transactions or further stock repurchases.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock.  See Part II, Item 2, of this Form 10-Q report for information about stock repurchases by Hollywood Media during the second quarter of fiscal 2009.

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

[28]

Off-Balance Sheet Arrangements

At June 30, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K.  As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”

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

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $0.5 million and $0.6 million at June 30, 2009 and December 31, 2008.  The allowance is primarily attributable to receivables due from customers of CinemasOnline and Theatre Direct NY, Inc.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic regions.

[29]

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

As prescribed by SFAS No. 142, we completed the transitional goodwill impairment test by the second quarter of fiscal 2002 which did not result in an impairment charge.  Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date during fiscal 2008.  As part of our fiscal 2008 annual impairment evaluation, the Company determined that the goodwill associated with its CinemasOnline business should be written off, and, accordingly, the Company recorded an impairment loss of $2.8 million.  In addition, the Company recorded $0.7 million in additional impairment to goodwill recorded after our 2001 acquisition of Always Independent Entertainment Corp. and our Intellectual Properties segment.  During the second quarter of 2009 the Company determined that $5.0 million of the goodwill associated with its MovieTickets.com business should be written down based on operating results being below previous expectations and accordingly recorded an impairment loss of $5.0 million.  For additional information see Note 9 – MovieTickets.com in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.  As of June 30, 2009, we are not aware of any additional items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  The goodwill recorded in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 was $20.2 million and $25.2 million, respectively.  At June 30, 2009 and December 31, 2008 goodwill represented 37% and 38%, respectively, of total assets.  Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.

As of December 31, 2008, the Company’s market capitalization was less than the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of current market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company.   We consider the decline in our market capitalization to be temporary and based on general economic conditions and a decline in general investor confidence throughout the market and not based on any events or conditions specific to us.  The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contain goodwill at June 30, 2009 and December 31, 2008 exceeded the book value of those units.

[30]

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

We have an investment in a subsidiary in the United Kingdom and sell our services into this foreign market.   Our foreign exposures, defined as assets denominated in foreign currency, less liabilities denominated in foreign currency, for the United Kingdom at June 30, 2009 and December 31, 2008 of U.S. dollar equivalents was a net liability of $1.4 million and $1.8 million, respectively.

                Our United Kingdom subsidiary sells services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% decrease in the value of the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $0.2 million for the quarter ended June 30, 2009.

                As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decrease in the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a de minimus increase in our translation loss for the quarter ended June 30, 2009.  However, a larger decline in the British foreign currency could have a larger and possibly material affect.

[31]

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

                An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of June 30, 2009, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.

As previously reported in Hollywood Media’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2009, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2008 and included its Report on Internal Control Over Financial Reporting in such Form 10-K.  The Report on Internal Control over Financial Reporting concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business, which are more fully described in such Form 10-K, constituted a material weakness in Hollywood Media’s internal control over financial reporting.  A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of June 30, 2009, Hollywood Media had not remediated this material weakness.

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

[32]

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the quarter ended June 30, 2009, in transactions that were not registered under the Securities Act of 1933.

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

The following table provides information with respect to common stock purchases by Hollywood Media during the second quarter of 2009.  For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources – Authorization of Stock Repurchase Program” in Part 1, Item 2 of this Form 10-Q Report.

Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs

April 1, 2009 through April 30, 2009	-	-	-	-

May 1, 2009 through May 31, 2009	-	-	-	-

June 1, 2009 through June 30, 2009	-	-	-	-

Total	-	-	-	$2,697,843	(1)

(1)
As of June 30, 2009, calculated by subtracting (i) the total price paid for all shares purchased under the repurchase program from inception through June 30, 2009 of $7,302,157, from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the plan.

[33]

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

[34]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: August 10, 2009	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive Officer (Principal executive officer)

Date: August 10, 2009	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer (Principal accounting officer)

[35]