Form 10-Q
period 2009-09-30
HOLLYWOOD MEDIA CORP
filed 2009-11-06
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

As of November 5, 2009, there were 31,037,656 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of September 30, 2009
	(unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations (unaudited) for the
	Nine and Three Months ended September 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	Nine Months ended September 30, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-16

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	30-31

ITEM 4.	CONTROLS AND PROCEDURES	31

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	32

ITEM 1A.	RISK FACTORS	32

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32-33

ITEM 6.	EXHIBITS	34

[2]

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,761,580	$12,685,946
Receivables, net	1,189,689	1,433,797
Inventories held for sale	4,071,233	4,491,841
Deferred ticket costs	9,839,951	12,085,237
Prepaid expenses	1,698,894	1,418,563
Other receivables	1,254,595	1,431,216
Other current assets	203,240	99,945
Related party receivable	101,349	-
Restricted cash	1,221,000	2,600,000
Total current assets	29,341,531	36,246,545

PROPERTY AND EQUIPMENT, net	4,644,434	4,649,202
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	136,504	132,800
INTANGIBLE ASSETS, net	457,303	682,896
GOODWILL	20,183,142	25,154,292
OTHER ASSETS	31,148	73,126
TOTAL ASSETS	$54,794,062	$66,938,861

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$647,441	$1,329,949
Accrued expenses and other	3,043,127	3,708,652
Deferred revenue	12,888,759	15,196,455
Gift certificate liability	2,881,359	3,434,359
Customer deposits	852,943	831,838
Current portion of capital lease obligations	142,544	203,579
Current portion of notes payable	45,308	43,147
Related party payable	-	2,622,438
Total current liabilities	20,501,481	27,370,417

DEFERRED REVENUE	314,103	401,309
CAPITAL LEASE OBLIGATIONS, less current portion	94,609	203,901
OTHER DEFERRED LIABILITY	1,120,892	1,168,096
NOTES PAYABLE, less current portion	6,424	36,258

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 31,037,656 and
30,883,913 shares issued and outstanding at September 30, 2009 and
December 31, 2008, respectively	310,376	308,839
Additional paid-in capital	309,321,245	309,100,760
Accumulated deficit	(276,930,993)	(271,695,431)
Total Hollywood Media Corp. shareholders’ equity	32,700,628	37,714,168
Non-controlling interest	55,925	44,712
Total shareholders’ equity	32,756,553	37,758,880
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,794,062	$66,938,861

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

[3]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

NET REVENUES
Ticketing	$69,979,418	$83,044,397	$20,597,971	$23,981,802
Other	3,441,400	4,995,369	1,256,695	1,540,980
	73,420,818	88,039,766	21,854,666	25,522,782

OPERATING COSTS AND EXPENSES
Cost of revenues – ticketing	57,768,570	69,416,062	16,615,916	19,633,194
Editorial, production, development and technology	1,944,210	2,685,058	707,297	783,695
Selling, general and administrative	7,572,482	10,098,009	2,454,488	3,143,408
Payroll and benefits	7,402,148	10,249,690	2,363,274	3,475,737
Depreciation and amortization	1,184,187	1,451,359	389,219	466,093

Total operating costs and expenses	75,871,597	93,900,178	22,530,194	27,502,127

Loss from operations	(2,450,779)	(5,860,412)	(675,528)	(1,979,345)

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES
Equity in earnings (losses) of unconsolidated investees	1,912,906	1,312,622	73	(4,891)
Impairment loss	(5,000,000)	-	-	-

Total equity in earnings (losses) of unconsolidated investees	(3,087,094)	1,312,622	73	(4,891)

OTHER INCOME (EXPENSE)
Interest, net	18,714	392,104	3,592	91,771
Other, net	(156,069)	(40,273)	(115,855)	(6,691)

Loss from continuing operations	(5,675,228)	(4,195,959)	(787,718)	(1,899,156)

Gain (loss) on sale of discontinued operations, net of income taxes	472,487	(4,303,717)	472,487	(4,303,717)
Loss from discontinued operations	-	(1,635,750)	-	(114,975)

Income (loss) from discontinued operations	472,487	(5,939,467)	472,487	(4,418,692)

Net loss	(5,202,741)	(10,135,426)	(315,231)	(6,317,848)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(32,821)	(97,573)	(33,762)	(31,751)

Net loss attributable to Hollywood Media Corp.	$(5,235,562)	$(10,232,999)	$(348,993)	$(6,349,599)

Basic and diluted income (loss) per common share
Continuing operations	$(0.19)	$(0.13)	$(0.03)	$(0.06)
Discontinued operations	0.02	(0.19)	0.02	(0.14)
Total basic and diluted net loss per share	$(0.17)	$(0.32)	$(0.01)	$(0.20)

Weighted average common and common equivalent shares outstanding – basic and diluted	30,565,413	31,971,997	30,637,658	32,095,554

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

[4]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,235,562)	$(10,232,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from discontinued operations	(472,487)	5,939,467
Depreciation and amortization	1,184,187	1,451,359
401(k) stock match	118,213	148,637
Equity in earnings of unconsolidated investees, net of dividends	(3,704)	1,632
Stock based compensation	69,633	87,870
Amortization of deferred compensation costs	-	487,500
Provision for bad debts	224,873	299,053
Impairment loss	5,000,000	-
Loss on retirement of property	154,438	-
Non-controlling interest in earnings of subsidiaries, net of distributions	11,213	97,573

Changes in assets and liabilities:
Receivables	19,235	228,829
Inventories held for sale	420,608	(3,860,106)
Deferred ticket costs	2,245,286	3,571,646
Prepaid expenses	(280,331)	635,254
Other receivables	176,621	2,377,262
Related party receivable	(24,846)	-
Other current assets	(103,295)	411,616
Other assets	41,978	10,283
Accounts payable	(704,946)	(2,161,965)
Accrued expenses and other	(613.376)	211,833
Deferred revenue	(2,394,902)	(4,807,749)
Customer deposits	21,105	(467,706)
Gift certificate liability	(553,000)	(227,313)
Other deferred liability	(47,204)	259,282
Restricted cash	(1,221,000)	-
Net cash used in operating activities – continuing operations	(1,967,263)	(5,538,742)
Net cash used in operating activities - discontinued operations	-	(2,717,075)
Net cash used in operating activities	(1,967,263)	(8,255,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,119,729)	(1,090,268)
Acquisition of businesses, net of cash acquired	-	(43,313)
Acquisition of intangible assets	-	(17,000)
Loss on retirement of property	(1,592)	-
Proceeds from sale of assets	395,984	169,387
Proceeds from property and equipment sales	-	48,565
Net cash used in investing activities – continuing operations	(725,337)	(932,629)
Net cash used in investing activities – discontinued operations	-	(3,274,868)
Net cash used in investing activities	(725,337)	(4,207,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from exercise of stock options	-	122,900
Payments under capital lease obligations	(131,139)	(108,498)
Payments of notes payable	(27,673)	(34,496)
Warrants issued for consulting services	-	4,429
Stock repurchase program	(72,954)	-
Net cash used in financing activities – continuing operations	(231,766)	(15,665)
Net cash used in financing activities – discontinued operations	-	-
Net cash used in financing activities	(231,766)	(15,665)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,924,366)	(12,478,979)

CASH AND CASH EQUIVALENTS, beginning of period	12,685,946	26,758,550

CASH AND CASH EQUIVALENTS, end of period	$9,761,580	$14,279,571

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$32,894	$50,545
Income taxes paid	$19,595	$462,079

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

[5]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)          BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position, results of operations and cash flows.  The results of operations and cash flows for the nine and three months ended September 30, 2009 are not necessarily indicative of the results of operations or cash flows, which may result for the remainder of 2009.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

Loss Per Common Share

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic No. 260, “Earnings Per Share” (ASC 260), requires companies to present basic and diluted earnings per share (“EPS”).  Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period presented.

[6]

The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants totaled 1,308,443 and 2,625,428 shares for the nine and three months ended September 30, 2009 and 2008, respectively, and such shares were excluded from the calculation of basic and diluted loss per share for the nine and three months ended September 30, 2009 and 2008, because their impact was anti-dilutive to the loss per share from continuing operations.  Unvested shares are not included in the basic calculation until vesting occurs and are not included in the diluted calculation because they are anti-dilutive.  There were 400,000 unvested shares as of September 30, 2009, and no unvested shares as of September 30, 2008.

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

Receivables

Receivables primarily consist of amounts due from customers who have advertised on plasma TV displays, posters, brochures and websites in our UK business, purchased live theater tickets, and amounts due from box offices for commission on live theater tickets sold to groups and refunds for performances that did not occur and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable.

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the estimated collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $426,318 and $645,177 at September 30, 2009 and December 31, 2008, respectively.  The allowance is primarily attributable to receivables due from customers of the U.K. based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”) and Theatre Direct NY, Inc.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s condensed consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

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

FASB Accounting Standards Codification Topic No. 605, “Revenue Recognition” (ASC 605), subtopic 605-45 “Principle Agent Considerations.”   This standard provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue (as a principal) from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee as an agent. Hollywood Media’s existing accounting policies conform to the ASC 605 guidance. Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in our accompanying condensed consolidated statements of operations.  Revenues on hotel packages and dinner vouchers sold for New York restaurants are reported on a net basis in our accompanying condensed consolidated statements of operations.

Segment Information

FASB Accounting Standards Codification Topic No. 280, “Segment Reporting” (ASC 280), establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosure regarding Hollywood Media’s business segments is contained in Note 7 in accordance with the requirements of ASC 280.

[8]

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 “ (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards Codification TM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP.  Rules and interpretative releases of the SEC under authority of Federal Securities laws are also sources of U.S. GAAP for SEC registrants.  The Codification is not intended to change existing U.S. GAAP and as such did not have a significant impact on the Company’s financial statements, but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

           In August 2009, the FASB issued Accounting Standards Update No. 2009-04 (“ASU 2009-04”), Accounting for Redeemable Equity Instruments – Amendment to Section 480-10-S99.  This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 did not have a material impact on our condensed consolidated financial statements.  The update is effective for the first reporting period beginning after the issuance of ASU 2009-04.

           In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value.  This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our condensed consolidated financial statements.  The update is effective for the first reporting period beginning after the issuance of ASU 2009-05.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASU 2009-07”), Technical Corrections to SEC Paragraphs.  This Accounting Standards Update corrected SEC paragraphs in response to comment letters.  The adoption of ASU 2009-07 did not have material impact on our condensed consolidated financial statements.  The update is effective for the first reporting period beginning after the issuance of ASU 2009-07.

            In September 2009, the FASB issued Accounting Standards Update No. 2009-09 (“ASU 2009-09”), Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.  This Accounting Standards Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee.  Section 323-10-S99-4 was originally entered into the Codification incorrectly.  The adoption of ASU 2009-09 did not have material impact on our condensed consolidated financial statements.  The update is effective for the first reporting period beginning after the issuance of ASU 2009-09.

[9]

(3)          DISCONTINUED OPERATIONS:

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”).  R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the purchase agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000, which includes $1,000,000, which was paid to Hollywood Media at closing, and potential earn-out payments totaling $9,000,000. Hollywood Media received $395,984  which was the amount required to be paid per the terms of the earn-out, during the nine and three months ended September 30, 2009 which is included in “Gain (loss) of sale of discontinued operations, net of income taxes” in our condensed consolidated statements of operations.  Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

The earn-out payments equal the greater of 10 percent of gross revenue collected and 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the earn-out is fully paid.   As of September 30, 2009, the Company considers the $8,527,513 remaining in potential earn-out payments to be contingent consideration and non-recourse.  The Company recorded $472,487 in earn-out gain as of September 30, 2009, based on certain earn-out triggers being met as of that date. As of September 30, 2009, the difference between the $472,487 earn-out gain recorded and the $395,984 was recorded in “Related Party Receivable” in our accompanying condensed consolidated balance sheets, which primarily reflects amounts earned but not yet due under the terms of the earn-out.  The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable are recorded.   If a subsequent change of control of the Hollywood.com Business, or a portion thereof, occurs before the earn-out is fully paid, the remaining portion of the earn-out would be paid to the Company immediately upon such an event, up to the amount of the consideration received less related expenses. If the aggregate proceeds received by the Company in such a change of control are less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. If the Hollywood.com Business, or a portion thereof, is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any sale proceeds above $10,000,000. In connection with the sale, Hollywood Media established an escrow account to fund negative EBITDA required to be funded per the purchase agreement.  As of September 30, 2009, the escrow was fully distributed.  For additional information see Note 11 “Subsequent Events.”  In addition, Hollywood Media paid $400,000 to R&S Investments for working capital adjustments at closing pursuant to the agreement.  Pursuant to Staff Accounting Bulletin (“SAB”) Topic 5-E, the Company must consider if it has transferred risks of ownership, which the Company has considered and concluded that the risks of ownership have been transferred.

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

[10]

Pursuant to Accounting Standard Codification Topic No. 205-20, “Discontinued Operations,” the Company’s condensed consolidated financial statements for the nine and three months ended September 30, 2008 have been reclassified to reflect the operations, assets and liabilities of the Hollywood.com Business as discontinued operations.

Results from Discontinued Operations

The net loss from discontinued operations includes the operating loss from the Hollywood.com Business which has been classified in the accompanying condensed consolidated statements of operations as “Loss from discontinued operations.”  Summarized results of discontinued operations for the nine and three months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating revenue	$-	$3,948,495	$-	$1,055,240

Loss from discontinued operations	$-	$ (1,635,750)	$-	$(114,975)

Gain (loss) on sale of
discontinued operations	472,487	(4,303,717)	472,487	(4,303,717)

Income (loss) from
discontinued operations	$472,487	$(5,939,467)	$472,487	$(4,418,692)

(4)          DEBT:

Registration Payment Arrangement

In connection with Hollywood Media’s issuance in November 2005 of $7.0 million aggregate principal amount of senior unsecured notes (the “Senior Notes”), the holders of the Senior Notes also received warrants to purchase an aggregate of 800,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share (the “Warrants”).  In May 2007, the full principal amount of the Senior Notes, together with all accrued and unpaid interest thereon, was paid in full in accordance with the provisions of the Senior Notes.  As required by the registration rights agreement entered into in connection with the Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants that was declared effective by the SEC on March 3, 2006, and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effective date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act.  If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”) in violation of the agreement, and if there are no applicable defenses or limitations under the agreement or at law or otherwise, Hollywood Media would be required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period.  As of September 30, 2009, none of the Warrants have been exercised, no Warrant shares have been issued, and the registration statement continues to be effective.

[11]

In accordance with FASB Accounting Standard Codification Topic No. 815, “Derivatives and Hedging”, Subtopic No, 40, “Contracts in Entity’s Own Equity” (ASC 815-40), Hollywood Media is required to calculate the maximum potential amount of consideration payable pursuant to registration payment arrangements, even if the likelihood of payments under such arrangements is remote.  ASC 815-40 is applicable to financial statements issued for fiscal years beginning after December 15, 2006 and any interim periods therein.  Assuming for purposes of this calculation that (i) all of the Warrants were exercised on September 30, 2009, (ii) the Warrant shares issued upon such exercise are available for resale under Rule 144(k) on March 31, 2010, (iii) the registration statement ceased to be effective in violation of the agreement on September 30, 2009 and does not become effective again before March 31, 2010, the remainder of the required registration period, and (iv) that there are no applicable defenses or limitations under the agreement or at law or otherwise, the maximum potential amount of consideration payable by Hollywood Media to the holders of Warrant shares would be $215,000.  Management does not believe that any significant material payments are likely under this registration payment arrangement.

(5)          COMMON STOCK:

       During the nine months ended September 30, 2009:

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

(6)          STOCK REPURCHASE PROGRAM:

Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash and cash equivalents to repurchase shares of its outstanding common stock.  Pursuant to the repurchase program, Hollywood Media purchased an aggregate of 71,600 shares of its common stock during the nine months ended September 30, 2009.  The shares were purchased for $72,954, reflecting an approximate average price per share of $1.02.  There were no shares purchased under this program during the nine months ended September 30, 2008.

[12]

 (7)         SEGMENT REPORTING:

Hollywood Media’s reportable segments are Broadway Ticketing, Ad Sales, Intellectual Properties, and Other. The Broadway Ticketing segment sells tickets and related hotel and restaurant packages for live theater events on Broadway, Off-Broadway and London’s West End, both online and offline, to individual consumers, groups and domestic and international travel professionals, including travel agencies, tour operators and educational institutions.  This segment also generates revenue from the sale of sponsorships and advertisements on Broadway.com.  The Ad Sales segment sells advertising through CinemasOnline, on cinema and live theater websites and plasma displays in the U.K. and Ireland and holds Hollywood Media’s investment in MovieTickets.com. The Intellectual Properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it seeks to license across all media. This segment also includes a 51% interest in Tekno Books, a book development business.  The Other segment is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting fees and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002.

Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts.  There are no intersegment sales or transfers.

The following table provides summary financial information, for continuing operations only, regarding Hollywood Media’s reportable segments:

	Nine months ended September 30,		Three months ended September 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Net Revenues:
Broadway Ticketing	$69,979,418	$83,044,397	$20,597,971	$23,981,802
Ad Sales	2,510,258	3,959,304	845,639	1,246,955
Intellectual Properties	931,142	1,036,065	411,056	294,025
Other	-	-	-	-
	$73,420,818	$88,039,766	$21,854,666	$25,522,782

Operating Income (Loss):
Broadway Ticketing	$3,186,593	$2,238,563	$1,015,580	$858,702
Ad Sales	(246,437)	(317,053)	(87,787)	(86,482)
Intellectual Properties	67,022	211,100	68,980	67,879
Other	(5,457,957)	(8,093,022)	(1,672,301)	(2,819,444)
	$(2,450,779)	$(5,860,412)	$(675,528)	$(1,979,345)

Capital Expenditures:
Broadway Ticketing	$1,021,752	$656,857	$89,667	$150,562
Ad Sales	30,365	194,140	15,330	47,670
Intellectual Properties	-	897	-	897
Other	67,612	238,374	17,465	202,051
	$1,119,729	$1,090,268	$122,462	$401,180

[13]

Depreciation and Amortization Expense:
Broadway Ticketing	$617,505	$657,295	$203,311	$197,775
Ad Sales	271,569	463,879	89,423	152,222
Intellectual Properties	225	75	75	75
Other	294,888	330,110	96,410	116,021
	$1,184,187	$1,451,359	$389,219	$466,093

		September 30,	December 31,
		2009	2008
		(unaudited)
Segment Assets:
Broadway Ticketing		$31,540,577	$34,958,642
Ad Sales		16,579,856	21,989,086
Intellectual Properties		410,317	543,989
Other		6,263,312	9,447,144
		$54,794,062	$66,938,861

(8)          CERTAIN COMMITMENTS AND CONTINGENCIES:

Litigation

Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business.

Restricted Cash

During the first quarter of 2009, Hollywood Media transferred $1,221,000 to a certificate of deposit to secure bonds for Broadway ticketing purchases, which funds are included in “Restricted cash” on our accompanying condensed consolidated balance sheet at September 30, 2009.

 (9)         MOVIETICKETS.COM:

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media has not recorded income or loss from its investment in MovieTickets.com because the accumulated net loss from prior years exceeded MovieTickets.com’s accumulated net income during such years.  The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online and the sale of advertising.  A cash dividend of $1,914,202 is included in “Equity in Earnings of Unconsolidated Investees” in our accompanying condensed consolidated statement of operations for the nine months ended September 20, 2009, which dividend was declared by MovieTickets.com and received by Hollywood Media during the first quarter of 2009.  There were no dividends declared or received during the three months ended September 30, 2009.

During the three months ended June 30, 2009, MovieTickets.com advertising sales revenue fell short of expectations and operating expenses were higher than previously anticipated, which indicated potential impairment of our goodwill.   As a result, in connection with the preparation of our financial statements for the second quarter of 2009, we performed an interim impairment test of goodwill.

[14]

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

As a result of this testing, we concluded that the goodwill was impaired. Accordingly, we recorded a non-cash goodwill impairment charge of $5,000,000 in the second quarter of 2009.  This charge is included in the impairment loss line item in “Earnings (Losses) of Unconsolidated Investees” in our condensed consolidated statement of operations for the nine months ended September 30, 2009.  As of September 30, 2009, we are not aware of any additional items or events that would cause us to adjust the recorded value of our goodwill for future impairment.

Due to the current economic uncertainty and other factors, we cannot assure that the remaining goodwill of $14,595,783 in this reporting unit, or the $5,587,359 of goodwill in other reporting units, will not be impaired in future periods.

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
The related party payable is the balance for estimated losses to be funded by Hollywood Media pursuant to the purchase agreement.  The funding of losses pursuant to the purchase agreement is capped at $2,600,000, which was placed in an escrow account by Hollywood Media at closing and is included in “Restricted cash” in our accompanying condensed consolidated balance sheet at December 31, 2008.  The related party payable was zero at September 30, 2009 and $2,622,438 at December 31, 2008.  As of September 30, 2009, the escrow amounts were fully distributed and $76,503 of the earn-out gain was recorded in “Related Party Receivable” in our accompanying consolidated balance sheets.  As of September 30, 2009, the Company has $101,349 included in “Related party receivable” in our accompanying condensed consolidated balance sheet for accrual of earn-out receivables and monies owed, which amounts are not yet due.

[15]

(11)	SUBSEQUENT EVENTS:

As of the filing of this Form 10-Q, $38,251 was collected of the $101,349 included in “Related Party Receivable” in our accompanying condensed consolidated balance sheets.  The remaining amounts represent either earn-out receivables earned or monies owed, but not yet due.  For additional information on the sale of the Hollywood.com Business, see Note 3 “Discontinued Operations” and Note 10 “Related Party Transactions.”  The Company evaluated subsequent events through November 6, 2009, the date its financial statements were filed.

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

[16]

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

[17]

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

The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the nine months ended September 30, 2009 (“Y3-09”) and 2008 (“Y3-08”) and the three months ended September 30, 2009 (“Q3-09”) and 2008 (“Q3-08”), respectively:

			Intellectual
	Broadway		Properties
	Ticketing	Ad Sales	(a)	Other	Total
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)

Y3-09
(unaudited)

Net Revenues	$70.0	$2.5	$0.9	$-	$73.4
Operating Expenses	66.8	2.7	0.8	5.5	75.8
Operating Income (Loss)	$3.2	$(0.2)	$0.1	$(5.5)	$(2.4)

% of Total Net Revenue	95%	4%	1%	-	100%

Y3-08
(unaudited)

Net Revenues	$83.0	$4.0	$1.0	$-	$88.0
Operating Expenses	80.7	4.3	0.8	8.1	93.9
Operating Income (Loss)	$2.3	$(0.3)	$0.2	$(8.1)	$(5.9)

% of Total Net Revenue	94%	5%	1%	-	100%

[18]

Q3-09
(unaudited)

Net Revenues	$20.6	$0.8	$0.4	$-	$21.8
Operating Expenses	19.6	0.9	0.3	1.7	22.5
Operating Income (Loss)	$1.0	$(0.1)	$0.1	$(1.7)	$(0.7)

% of Total Net Revenue	94%	4%	2%	-	100%

Q3-08
(unaudited)

Net Revenues	$23.9	$1.3	$0.3	$-	$25.5
Operating Expenses	23.1	1.4	0.2	2.8	27.5
Operating Income (Loss)	$0.8	$(0.1)	$0.1	$(2.8)	$(2.0)

% of Total Net Revenue	94%	5%	1%	-	100%
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

•
Ad Sales – includes CinemasOnline, which sells advertising on cinema and theater websites in the U.K. and plasma TV displays throughout the U.K. and Ireland, and includes Hollywood Media’s investment in MovieTickets.com.

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

[19]

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

As of October 1, 2009, R&S Investments is contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business through September 30, 2009, representing the entire balance of the escrow.  In addition, as of September 30, 2009, Hollywood Media recorded a $0.1 million related party receivable for earn-out earned and expense reimbursement by R&S Investments, which amounts are not yet due.

The net loss from discontinued operations includes the operating loss from the Hollywood.com Business which has been classified in the accompanying condensed consolidated statements of operations as “Loss from discontinued operations.”  Summarized results of discontinued operations for the nine and three months ended September 30, 2009 and 2008 were as follows:

[20]

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating revenue	$-	$3.9	$-	$1.0

Loss from discontinued operations	$-	$(1.6)	$-	$(0.1)

Gain (loss) on sale of discontinued operations	0.5	(4.3)	0.5	(4.3)

Income (loss) from discontinued operations	$0.5	$(5.9)	$0.5	$ (4.4)

NET REVENUES

Total net revenues from continuing operations were $73.4 million for Y3-09 as compared to $88.0 million for Y3-08, a decrease of $14.6 million or 17%, and $21.8 million for Q3-09 as compared to $25.5 million for Q3-08, a decrease of $3.7 million, or 15%.  The decrease in net revenue from Y3-08 to Y3-09 and the decrease in net revenue from Q3-08 to Q3-09 was primarily due to a decrease in revenues from each of our divisions as discussed below.

Broadway Ticketing net revenues were $70.0 million and $83.0 million for Y3-09 and Y3-08, respectively, a decrease of $13.0 million or 16%, and $20.6 million and $23.9 million for Q3-09 and Q3-08, respectively, a decrease of $3.3 million or 14%.  The decrease in Broadway Ticketing net revenues in Y3-09 from Y3-08 was primarily attributable to the following: (a) a decrease in revenue of $15.2 million attributable to (i) a decrease in quantity of tickets sold of $13.9 million, (ii) a decrease in sales of hotel and dinner packages of $0.7 million, (iii) a decrease in orders sold with cancellation insurance of $0.3 million, and (iv) a decrease in sponsorship sales of $0.2 million, offset in part by (b) increases in revenue of $2.1 million, including $0.8 million attributable to ticket price increases by theaters and $1.3 million attributable to increased service fees.  The decrease in Broadway Ticketing net revenues in Q3-09 from Q3-08 was primarily attributable to the following: (a) a decrease in revenue of $3.8 million attributable to (i) a decrease in quantity of tickets sold of $3.1 million, (ii) a decrease of $0.4 million attributable to ticket price decreases by theaters, (iii) a decrease in sales of hotel packages and dinner vouchers of $0.2 million, and  (iv) a decrease in orders sold with cancellation insurance of $0.1 million, offset in part by (b) an increase in revenue of $0.5 million attributable to increased service fees.

Ad Sales division net revenues by our CinemasOnline business were $2.5 million for Y3-09 as compared to $4.0 million for Y3-08, a decrease of $1.5 million or 38%, and such net revenues were $0.8 million for Q3-09 as compared to $1.3 million for Q3-08, a decrease of $0.5 million or 38%.  The decrease in Ad Sales revenues in Y3-09 from Y3-08 is attributable primarily to a decrease of $0.9 million revenue in the plasma ad business, and $0.6 million in brochure and web advertising revenues.  The decrease in revenues in Q3-09 from Q3-08 is primarily due to a decrease of $0.2 million in revenue in the plasma business and $0.1 million in brochure and web advertising revenues.

Net revenues from our Intellectual Properties division were $0.9 million for Y3-09 as compared to $1.0 million for Y3-08, a decrease of $0.1 million or 10%, and such net revenues were $0.4 million for Q3-09 as compared to $0.3 million for Q3-08, an increase of $0.1 million or 33%.  The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing.  Revenues vary quarter to quarter depending on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies.  The Intellectual Properties division revenues do not include our 50% non-controlling interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income is reported as Equity in Earnings of Unconsolidated Investees (discussed below).

[21]

EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES

Equity in earnings of unconsolidated investees consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
	(in millions)	(in millions)	(in millions)	(in millions)

NetCo Partners (a)	$-	$-	$-	$-
MovieTickets.com (b)	(3.1)	1.3	-	-
	$(3.1)	$1.3	$-	$-

(a) NetCo Partners

             NetCo Partners owns Tom Clancy’s NetForce and is primarily engaged in the development and licensing of Tom Clancy’s NetForce.  NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of de minimus earnings by NetCo Partners was a net de minimus loss for Y3-09 and a net de minimus gain for Q3-09 as compared to a net de minimus gain for Y3-08 and a net de minimus loss for Q3-08.  NetCo Partners did not recognize any income during Y3-09.

(b)  MovieTickets.com

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media has not recorded income from its investment in MovieTickets.com for Y3-09 and Y3-08 because accumulated losses from prior years exceed MovieTickets.com’s accumulated net income.  The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising.  The results above consist of a $1.9 million dividend received by Hollywood Media in Y3-09 as compared to no dividend accrued by Hollywood Media in Y3-08.  During the second quarter of 2009, the Company determined that $5.0 million of the goodwill associated with MovieTickets.com should be written down and accordingly, recorded an impairment loss of $5.0 million.  For additional information see Note 9 – MovieTickets.com in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

[22]

OPERATING EXPENSES

Cost of revenues - ticketing.  Cost of revenues - ticketing was $57.8 million for Y3-09 compared to $69.4 million for Y3-08 for a decrease of $11.6 million or 17%.  Cost of revenues – ticketing for Q3-09 was $16.7 million compared to $19.6 million in Q3-08 for a decrease of $2.9 million or 15%.  Cost of revenues - ticketing consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals.  As a percentage of ticketing revenue, cost of revenues – ticketing was 83% and 84% for Y3-09 and Y3-08, respectively, and 81% and 82% for Q3-09 and Q3-08, respectively.

The decrease in cost of revenues - ticketing in Y3-09 from Y3-08 was primarily attributable to the following: a decrease in costs of revenue of $12.6  million attributable to (i) a decrease of $11.8 million attributable to a lower quantity of tickets sold, (ii) a decrease of $0.4 million due to an increase in advertising sales sold to theaters, which are recorded as a reduction to cost of sales, and (iii) a decrease in credit card fees of $0.4 million, offset in part by an increase in cost of revenues of $1.0 million attributable to (i) ticket price increases by theaters of $0.7 million and (ii) an increase in unsold inventory of $0.3 million.  The decrease in cost of revenues - ticketing in Q3-09 from Q3-08 was primarily attributable to the following: (i) a decrease of $2.5  million attributable to a lower quantity of tickets sold, (ii) a decrease of $0.3 million  due to ticket price increases by theaters, and (iii) a decrease in credit card fees of $0.1 million.

Editorial, Production, Development and Technology.  Editorial, production, development and technology costs include commissions, royalties, media buying, production services and internet access for the UK based CinemasOnline companies and fees and royalties paid to authors and co-editors for the Intellectual Properties segment.  Editorial, production, development and technology costs were $1.9 million for Y3-09 as compared to $2.7 million for Y3-08, a decrease of $0.8 million or 30%, and $0.7 million for Q3-09 as compared to $0.8 million for Q3-08, a decrease of $0.1 million or 13%.  As a percentage of revenues from our Ad Sales and Intellectual Properties segments, these costs were 56% and 54% for Y3-09 and Y3-08, respectively, and 56% and 51% for Q3-09 and Q3-08, respectively.  The Y3-09 decrease compared to Y3-08 was due in part to decreases in (i) commissions paid of $0.4 million, (ii) production services and royalties of $0.2 million, and (iii) a decrease in media buying of $0.2 million all offset by a de minimus increase in payments to writers/co-editors.  The Q3-09 decrease from Q3-08 was due to decreases in commission expense of $0.1 million, and a decrease of $0.1 million in media buying, offset by an increase of $0.1 million in payments to writers/co-editors.

Selling, General and Administrative.

Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising  representative firms and other parties).  SG&A expenses for Y3-09 were $7.6 million compared to $10.1 million for Y3-08, a decrease of $2.5 million or 25%.  SG&A expenses for Q3-09 were $2.5 million compared to $3.1 million for Q3-08, a decrease of $0.6 million or 19%.  As a percentage of net revenue, SG&A expenses were 10% for Y3-09 as compared to 11% for Y3-08, and was 11% in Q3-09 compared to 12% in Q3-08.  The decrease in SG&A expenses in Y3-09 as compared to Y3-08 was due primarily to decreases in the following expenses: $0.5 million in marketing expenses, $0.4 million in occupancy expenses, $0.3 million in legal expenses, $0.1 million in bad debt expenses, $0.3 million in travel expenses, $0.1 million in temporary service expenses, $0.1 million in office supplies, $0.1 million in recruitment expenses, $0.2 million in telephone expenses, $0.2 million in accounting fees, $0.1 million in consulting fees relating to Sarbanes Oxley compliance, $0.1 million in insurance expense, and $0.1 million in moving expenses, offset by a $0.1 million increase in Board of Directors’ fees.

[23]

The decrease in SG&A expense in Q3-09 as compared to Q3-08 was due primarily to decreases in the following: $0.1 million in marketing expenses, $0.1 million in occupancy expenses, $0.1 million in travel expenses, $0.1 million in telephone expenses, $0.1 million in accounting expenses, $0.1 million in consulting fees relating to Sarbanes Oxley compliance, and $0.1 million in insurance expenses, offset by $0.1 million increase in bad debt expense.

Payroll and Benefits.

Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.

Payroll and benefits expenses for Y3-09 were $7.4 million compared to $10.2 million for Y3-08, a decrease of $2.8 million or 27%.  Payroll and benefits expenses for Q3-09 were $2.4 million compared to $3.4 million for Q3-08, a decrease of $1.0 million or 29%.   As a percentage of net revenues, payroll and benefits expenses were approximately 10% for Y3-09 and 12% for Y3-08 respectively, and 11% for Q3-09 and 14% for Q3-08, respectively.

The decrease in payroll and benefits expenses in Y3-09 as compared to Y3-08 was due to the following: (i) a decrease of $1.1 million in corporate overhead payroll, primarily because of the divestment of the Hollywood.com Business; (ii) a decrease of $1.0 million in the Broadway Ticketing segment due to payroll related reduction; (iii) a $0.3 million reduction in payroll in the Ad Sales segment; and (iv) a $0.4 million decrease in executive payroll due to a reduction in deferred compensation costs and staffing.

The decrease in Q3-09 as compared to Q3-08 was primarily due to the following; (i) a decrease of $0.3 million in corporate overhead payroll primarily because of the divestment of the Hollywood.com Business; (ii) a decrease of $0.3 million in the Broadway Ticketing segment due to payroll related reduction; (iii) a $0.1 million reduction in payroll in the Ad Sales segment; and (iv) $0.3 million decrease in executive payroll due to reduction  in deferred compensation costs and staffing.

Depreciation and amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, and equipment under capital leases and amortization of intangible assets.  Depreciation and amortization expense was $1.2 million for Y3-09 as compared to $1.5 million for Y3-08, a decrease of $0.3 million or 20%.  Depreciation and amortization expense was $0.4 million for Q3-09 as compared to $0.5 million for Q3-08, a decrease of $0.1 million or 20%.  The decrease in Y3-09 as compared to Y3-08 and the decrease in Q3-09 as compared to Q3-08 was primarily due to assets becoming fully depreciated during or prior to Y3-09, a decrease in amortization of intangible assets due to a write-off of certain intangible assets of the CinemasOnline companies in Q4-08, and a retirement of leased equipment.  This decrease was partially offset by an increase in depreciation due to the launching of a new Broadway.com website in September 2009.

[24]

Other, net.

Other, net was $0.2 million expense for Y3-09 as compared to a de minimus expense for Y3-08 and $0.1 million expense for Q3-09 as compared to a de minimus expense for Q3-08.  The increase for both year-to-date and quarter-to-date was primarily due to the write-off of the old Broadway.com website due to the launching of the new website in September 2009.

Interest, net.

Interest, net was de minimus income for Y3-09 and Q3-09 as compared to $0.4 million income for Y3-08 and a de minimus income for Q3-08.  The decrease in Y3-09 as compared to Y3-08 and the decrease in Q3-09 as compared to Q3-08 was related to less income earned from cash on hand due primarily to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $9.8 million at September 30, 2009 as compared to $12.7 million at December 31, 2008.  Our net working capital of our continuing operations (defined as current assets less current liabilities) was $8.8 million at September 30, 2009 as compared to $8.9 million at December 31, 2008.

Net cash used in operating activities from continuing operations during Y3-09 was $2.0 million, which cash usage was primarily attributable to $0.7 million used to pay accounts payable, and $1.2 million used to secure a bond for Broadway ticketing purchases, which is in restricted cash in the Company’s balance sheet.  By comparison, net cash used in operating activities from continuing operations during Y3-08 was $5.5 million.

Net cash used in investing activities from continuing operations during Y3-09 was $0.7 million, which net cash outlays were primarily attributable to capital expenditures associated with the development of the new Broadway.com website.  Net cash used in investing activities from continuing operations during Y3-08 was $0.9 million.

Net cash used in financing activities from continuing operations during Y3-09 was $0.2 million, which cash usage included payments under capital lease obligations, outstanding notes payable and payments for the repurchase of stock under the Company’s approved stock repurchase plan.  Net cash provided by financing activities from continuing operations during Y3-08 was de minimus.

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million.  During Q3-09, the Company received $0.4 million of the earn-out payments.  The Hollywood.com Business includes the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service.   R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.

[25]

Beginning on October 1, 2009, R&S Investments is contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business through September 30, 2009 in accordance with the terms of the escrow agreement, representing the full amount of the escrow.  In addition, as of September 30, 2009, Hollywood Media recorded a $0.1 million related party receivable for monies earned, which amounts are not yet due, by R&S Investments.

For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1, of this Form 10-Q Report.

Capital Expenditures

Hollywood Media’s capital expenditures during the nine and three months ended September 30, 2009 were approximately $1.1 million and $0.1 million, respectively.  We currently anticipate additional capital expenditures during 2009 will total approximately $0.3 million including but not limited to expenditures for computer equipment, servers and costs associated with development of systems for Broadway.com and Theatre.com.  These anticipated 2009 capital expenditures exclude amounts related to business acquisitions, if any.

Outlook

Despite a small operating income from operations in Q2-09, Hollywood Media expects to have continuing operating losses in the near term.  Notwithstanding these losses, as described further below we expect that Hollywood Media will be able to satisfy its near term liquidity obligations.  Other than the normal seasonal variance described under “Inflation and Seasonality” below and potential dividend payments from MovieTickets.com, we do not expect that there will be a significant variance in Hollywood Media’s earnings or its cash flows near term and accordingly do not expect its trend of losses to accelerate.  Known material trends, uncertainties and other factors that have had or are reasonably likely to have a material impact on Hollywood Media’s revenues, earnings and liquidity include the following:

[26]

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

•	New York State’s repeal of caps on ticket service fees, which has given Hollywood Media greater flexibility to charge higher service fees on tickets for shows.

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

Our cash and cash equivalents generated from the sales of our Baseline/StudioSystems and Showtimes businesses in 2006 and 2007, respectively, provided substantial additional working capital for Hollywood Media, and we have utilized portions of such working capital for various corporate purposes and business activities including, among other things, the repayment of debt and the purchase of the Showtix group ticketing business in February 2007, improvements and investments in various aspects of our Broadway Ticketing division, and for the repurchase of shares of Hollywood Media’s common stock pursuant to our previously announced stock repurchase program (discussed below). Our businesses have required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate will be satisfied from our cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through September 30, 2010.  If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to more than offset operating expenses.

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

[27]

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock.  See Part II, Item 2, of this Form 10-Q report for information about stock repurchases by Hollywood Media during the third quarter of fiscal 2009.

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

Off-Balance Sheet Arrangements

At September 30, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K.  As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”

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

[28]

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $0.4 million and $0.6 million at September 30, 2009 and December 31, 2008.  The allowance is primarily attributable to receivables due from customers of CinemasOnline and Theatre Direct NY, Inc.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic regions.

Impairment of Goodwill

Under FASB Accounting Standard Codification Topic No. 350, “Intangibles – Goodwill and Other” (ASC 350), beginning January 1, 2002, goodwill and certain intangibles are no longer amortized; however, they are subject to evaluation for impairment at least annually using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if and to the extent that the carrying value of goodwill exceeds the implied value.

As prescribed by ASC 350, we completed the transitional goodwill impairment test by the second quarter of fiscal 2002 which did not result in an impairment charge.  Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date during fiscal 2008.  As part of our fiscal 2008 annual impairment evaluation, the Company determined that the goodwill associated with its CinemasOnline business should be written off, and, accordingly, the Company recorded an impairment loss of $2.8 million.  In addition, the Company recorded $0.7 million in additional impairment to goodwill recorded after our 2001 acquisition of Always Independent Entertainment Corp. and our Intellectual Properties segment.  During the second quarter of 2009 the Company determined that $5.0 million of the goodwill associated with its MovieTickets.com business should be written down based on operating results being below previous expectations and accordingly recorded an impairment loss of $5.0 million.  For additional information see Note 9 – MovieTickets.com in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.  As of September 30, 2009, we are not aware of any additional items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  The goodwill recorded in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 was $20.2 million and $25.2 million, respectively.  At September 30, 2009 and December 31, 2008 goodwill represented 37% and 38%, respectively, of total assets.  Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.

[29]

During the period from November 21, 2008 to May 21, 2009, the Company’s market capitalization periodically fell below the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company.   We considered the periodic decline in our market capitalization to be temporary and based on general economic conditions and a decline in general investor confidence throughout the market and not based on any events or conditions specific to us.  The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contain goodwill at September 30, 2009 and December 31, 2008 exceeded the book value of those units.

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

We have an investment in a subsidiary in the United Kingdom and sell our services into this foreign market.   Our foreign exposures, defined as assets denominated in foreign currency, less liabilities denominated in foreign currency, for the United Kingdom at September 30, 2009 and December 31, 2008 of U.S. dollar equivalents was a net liability of $1.5 million and $1.8 million, respectively.

                Our United Kingdom subsidiary sells services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% decrease in the value of the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $0.1 million for the quarter ended September 30, 2009.

[30]

                As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decrease in the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a de minimus increase in our translation loss for the quarter ended September 30, 2009.  However, a larger decline in the British foreign currency could have a larger and possibly material affect.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

                An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of September 30, 2009, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.

As previously reported in Hollywood Media’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2009, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2008 and included its Report on Internal Control Over Financial Reporting in such Form 10-K.  The Report on Internal Control over Financial Reporting concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business, which are more fully described in such Form 10-K, constituted a material weakness in Hollywood Media’s internal control over financial reporting.  A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of September 30, 2009, Hollywood Media had not remediated this material weakness.

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

[31]

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Management has not identified any material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the quarter ended September 30, 2009, in transactions that were not registered under the Securities Act of 1933.

[32]

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

Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs

July 1, 2009 through July 31, 2009	-	-	-	-

August 1, 2009 through August 31, 2009	-	-	-	-

September 1, 2009 through September 30, 2009	-	-	-	-

Total	-	-	-	$2,697,843	(1)
_______________

(1)
As of September 30, 2009, calculated by subtracting (i) the total price paid for all shares purchased under the repurchase program from inception through September 30, 2009 of $7,302,157, from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the plan.

[33]

ITEM 6. EXHIBITS

Exhibit	Description	Location

10.1	Amendment to Purchase Agreement dated September 30, 2009 between Hollywood Media Corp. and R&S Investments, LLC	(1)

31.1	Certification of Chief Executive Officer. (Section 302)	(*)

31.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 302)	(*)

32.1	Certification of Chief Executive Officer. (Section 906)	(*)

32.2	Certification of Chief Accounting Officer (Principal financial and accounting officer). (Section 906)	(*)
_____________________

*             Filed as an exhibit to this Form 10-Q

(1)	Incorporated by reference from the exhibit filed with Hollywood Media Corp’s Form 8-K filed on October 5, 2009.

[34]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.

Date: November 6, 2009	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive Officer (Principal executive officer)

Date: November 6, 2009	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer (Principal accounting officer)

[35]