Form 10-K
period 2009-12-31
HOLLYWOOD MEDIA CORP
filed 2010-03-19
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates as of June 30, 2009, computed by reference to the last sale price of the common stock on June 30, 2009 as reported by Nasdaq, was $35,386,885, as calculated under the following assumptions.  For purposes of this computation, all executive officers, directors, and beneficial owners of 10% or more of the registrant’s common stock known to the registrant, have been deemed to be affiliates, but such calculation should not be deemed to be an admission that such directors, officers or beneficial owners are, in fact, affiliates of the registrant.

As of March 15, 2010, there were 31,179,066 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders filed or to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

HOLLYWOOD MEDIA CORP.
FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2009

Table of Contents

		Page No.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		iii

PART I

Item 1.	Business	1-6

Item 1A.	Risk Factors	6-13

Item 1B.	Unresolved Staff Comments	14

Item 2.	Properties	14

Item 3.	Legal Proceedings	14

Item 4.	Submission of Matters to a Vote of Shareholders	14-15

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16-18

Item 6.	Selected Financial Data	19-22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22-35

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	35-36

Item 8.	Financial Statements and Supplementary Data	37-75

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76

Item 9A.	Controls and Procedures	76-77

Item 9B.	Other Information	77

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	78

Item 11.	Executive Compensation	78

i

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78

Item 13.	Certain Relationships and Related Transactions, and Director Independence	78

Item 14.	Principal Accounting Fees and Services	78

PART IV

Item 15.	Exhibits, Financial Statement Schedules	79-82

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-K or that are otherwise made by or on behalf of Hollywood Media. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology. The forward-looking statements contained herein include statements about the proposed sale of the Broadway Ticketing Division that was announced by Hollywood Media on December 22, 2009.  Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:

•	our continuing operating losses,

•	negative cash flows and accumulated deficit,

•	the need to manage our growth,

•	our ability to develop and maintain strategic relationships, including but not limited to relationships with live theater venues,

•	our ability to compete with other online ticketing services and other competitors,

•	our ability to maintain and obtain sufficient capital to finance our growth and operations,

•	our ability to realize anticipated revenues and cost efficiencies,

•	technology risks and risks of doing business over the Internet,

•	government regulation,

•	adverse economic factors such as recession, war, terrorism, international incidents or labor strikes and disputes,

•	our ability to achieve and maintain effective internal controls,

•	dependence on our founders, and our ability to recruit and retain key personnel,

•	the unpredictability of our stock price,

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the purchase agreement related to the sale of the Broadway Ticketing Division,

•
the inability to complete the sale of the Broadway Ticketing Division due to the failure to satisfy the conditions to the completion of the sale of the Broadway Ticketing Division, including the receipt of shareholder approval and the absence of legal restraints from governmental entities,

•	the failure of the sale of the Broadway Ticketing Division to close for any other reason, and

•	the possible effect of the announcement of the sale of the Broadway Ticketing Division on our customer and supplier relationships, operating results, and business generally.

Hollywood Media is also subject to other risks detailed herein, including those risk factors discussed in “Item 1A - Risk Factors” below, as well as those discussed elsewhere in this Form 10-K or detailed from time to time in Hollywood Media’s filings with the Securities and Exchange Commission.

Because these forward-looking statements are subject to risks and uncertainties, we caution you not to place undue reliance on these statements, which speak only as of the date of this Form 10-K. We do not undertake any responsibility to review or confirm analysts’ expectations or estimates or to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Form 10-K, except as required by law. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity or achievements and neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

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

Proposed Sale of the Broadway Ticketing Division.

On December 22, 2009, Hollywood Media entered into a stock purchase agreement (the “Purchase Agreement”) with Key Brand Entertainment Inc., a Delaware corporation (“Key Brand”), pursuant to which Key Brand will purchase Hollywood Media’s Broadway Ticketing Division (the “Broadway Sale”) through the purchase of all of the outstanding capital stock of Theatre Direct NY, Inc., a Delaware corporation and a wholly-owned subsidiary of Hollywood Media, from Hollywood Media.

If the Broadway Sale is completed pursuant to the Purchase Agreement, (i) Hollywood Media will receive $20 million in cash (subject to customary adjustments described in the Purchase Agreement), (ii) Key Brand will issue Hollywood Media a five year second lien secured promissory note in the initial principal amount of $8.5 million at an interest rate of 12% per annum (the “Promissory Note”), (iii) Theatre Direct will issue Hollywood Media a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”), (iv) Hollywood Media will receive an earnout from Key Brand of up to $14 million contingent upon reaching certain revenue targets, and (v) Key Brand will assume $1.6 million of liabilities associated with employment agreements with certain employees of Theatre Direct.

The closing of the transactions contemplated by the Purchase Agreement is conditioned upon Hollywood Media’s receipt of the approval of its shareholders as well as the satisfaction or waiver of certain other closing conditions set forth in the Purchase Agreement.  Hollywood Media filed a proxy statement with the SEC relating to the transactions contemplated by the Purchase Agreement in January 2010 and currently expects to hold a special meeting of Hollywood Media’s shareholders to approve the transactions contemplated by the Purchase Agreement.  If Hollywood Media’s shareholders approve the transactions contemplated by the Purchase Agreement and other conditions contained in the Purchase Agreement are satisfied or waived, Hollywood Media currently expects that the transactions contemplated by the Purchase Agreement would close within 30 days of the date such transactions are approved by Hollywood Media’s shareholders.

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
CinemasOnline maintains plasma television screens in hotels, car dealerships, cinemas and live theaters in the U.K. and Ireland in exchange for the right to sell advertising displayed on such plasma screens. CinemasOnline also provides other marketing services, including advertising sales on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and developing and maintaining websites for cinemas and live theater venues in the U.K. and Ireland in exchange for the right to sell advertising on such websites.  MovieTickets.com is one of the two leading destinations for the purchase of movie tickets through the Internet. MovieTickets.com is an online ticketing service owned by a joint venture formed by Hollywood Media and several major movie exhibitor chains. Hollywood Media currently owns 26.2% of the equity of MovieTickets.com.

Intellectual Properties Division.

Our Intellectual Properties Division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, frequently with best-selling authors. Tekno Books has worked with over 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow.  Hollywood Media is also a 50% partner in NetCo Partners, a partnership that owns NetForce.  Hollywood Media also owns directly additional intellectual property created for it by various best-selling authors such as Mickey Spillane, Anne McCaffrey and others.

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

Percentage of Total Net Revenues

	2009	2008	2007
Broadway Ticketing	96%	95%	95%
Ad Sales	3%	4%	4%
Intellectual Properties	1%	1%	1%
TOTALS	100%	100%	100%

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

Ad Sales Division

CinemasOnline. In November 2005, we acquired CinemasOnline, a group of companies based in the U.K.  CinemasOnline’s business involves maintaining plasma television screens in certain venues in the U.K. and Ireland, including hotels, car dealerships, cinemas and live theaters.  These services are provided in exchange for CinemasOnline retaining the right to sell advertising to be displayed on such plasma screens.  CinemasOnline currently has agreements with approximately 170 venues for the display of approximately 200 plasma screens in the U.K. and Ireland.  CinemasOnline also has over [200] agreements with cinemas, live theater and other entertainment venues in the U.K. to sell advertising on lobby display posters, movie brochure booklets and ticket wallets in these venues, and agreements with approximately 165 cinemas and live theater venues in the U.K. and Ireland to develop and maintain websites for such venues in exchange for the right to sell advertising on such websites.

MovieTickets.com.   Hollywood Media launched the MovieTickets.com website in May 2000 with several major theater exhibitors. MovieTickets.com is one of the two leading website destinations for the purchase of movie tickets through the Internet. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at “will call” windows or kiosks at theaters and, for theaters with the capability, for users to print tickets out at their home or office. MovieTickets.com generates revenues from service fees charged to users for the purchase of tickets, the sale of advertising and the sale of research data. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada, and represent approximately 50% of the top 50 and top 100 grossing theaters in North America.  Additionally, MovieTickets.com launched MovieTickets.co.uk in the United Kingdom in July of 2003.

MovieTickets.com is owned by a joint venture in which Hollywood Media owns a 26.2% equity interest.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation - Equity in Earnings of Unconsolidated Investees” below, and Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K below, for additional information about our equity interest in MovieTickets.com. MovieTickets.com entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a 5% interest (now 4.1% after dilution) in MovieTickets.com for $25.0 million of advertising and promotion over five years.  MovieTickets.com is promoted through on-screen advertising in most participating exhibitors’ theaters. In March 2001, America Online Inc. (“AOL”) purchased a non-interest bearing convertible preferred equity voting interest in MovieTickets.com for $8.5 million in cash, which was convertible into approximately 3% of the common stock of MovieTickets.com and was converted in April 2005.  The AOL interest is held by Time Warner Inc.   As a result of this conversion, Hollywood Media’s ownership of the equity of MovieTickets.com changed from 26.4% to 26.2%. In connection with the 2001 transaction with AOL, MovieTickets.com’s ticket inventory was promoted throughout AOL’s interactive properties and ticket inventory. Through an agreement in August 2004 between MovieTickets.com and Moviefone, MovieTickets.com acquired by assignment and assumed the ticketing agreements that Moviefone had with its movie theater exhibitors.  The Moviefone exhibitor agreements assumed by MovieTickets.com include agreements with Clearview Cinemas and Landmark Theaters.

Currently, MovieTickets.com tickets for approximately 180 exhibitors, including:  Abingdon Cinemall, Academy 8 Theaters (P & G Theaters), Access Digital Theatres, Alco Theaters, All Star Entertainment, Allred 5 Theater, Ambler Theater, AMC Theatres, Aperture Cinema, Arena Grand Theatre (Columbus Hospitality), Ashbrie Cinemas, Atlantic Theaters (Movies at Midway), Atlas Cinemas, Aviemore Cinema (UK), Avon Theater, Ayrsley Grand Cinemas 14, B&B Theatres, Bank Street Theater, Bowtie Cinemas, Brooklyn Academy of Music, Bryn Mawr Movie Theatre Co., Camera Cinemas, Carolina Cinemas, Celebrity Theatres, Channelside Cinemas, Cinéma Beloeil (Canada), Cinema Centers, Cinema Four-Quad (Quad Cinema), Cinemagic Movies, Cinemagic Theatres (MN), Cineplex Odeon, Cinemax Bantry (Ireland), Classic Cinemas, Classic Listowel (Ireland), Clearview Cinemas, Cleveland Cinemas, Continental Cinemas, Cornelius Cinemas (Act V Theatres), Dickinson Theatres, Dipson Theatres, Drexel Theatres, Eastern Shores (O’Neil Theaters NE), Eastpoint Movies 10, Elvis Cinema, Emagine Entertainment (Cinema Hollywood), Empire Theatres (Canada), Entertainment Retail (Hollywood Hits), EPIC Cinemas, Eveningstar Cinema, Fabian 8 Cinema, Famous Players, Film Forum, Fine Arts Theatre – Beverly Hills, Flagship Cinemas, Fox Bay Cinema Grill, Foxmoor Movies, Frank Theatres, Funasia Theaters, Galaxy Cinemas (Canada), Galaxy Cinemas (GA), Galaxy Cinemas (NC), Gateway Theater, Greenville Cinemas (Camelot Cinemas), Hawthorne Theater, Harkins Theatres, Harrisonville Cinema, HLB Entertainment (Palace 9, Majestic 10), Hollywood Cinemas (UK), Hollywood Cinemas (UK) – Lowestoft, Hollywood Cinema 9, Hollywood Premier Cinemas, IFC Center, Island Cinemas, Jane Pickens Theater and Event Center, Jarvis Conservatory, Kew Gardens (and Cobble Hill), K&G Theaters (Bloomfield 8), Kinema in the Woods (UK), Krikorian Premiere Theatres, Lafitte Cinema 4, Landmark Theatres, Lee Neighborhood Theatres, Liebe Entertainment Group, Lighthouse (UK) – Wolverhampton, Live Chicago Music, M Park 4 Multiplex Cinema, Marketplace Cinema, Mary Riepma Ross Media Arts Center, Maplewood Theatre, Maiden Alley Cinema, Main Street Cinemas, Main Street Theaters, Mall of America 14, Majestic Crest Theatre, Malco Theatres, Mann Theatres, Marcus Theatres, Marquee Cinemas, Mega Movies at the Brunswick Square Mall, Metropolitan Theatres, Mission Grove Theaters, Missouri Cinema 6, MJR Theatres, MnM Theatres, Morley Theatre, Moore Family Theaters, Movie Tavern, MovieMax Theatres, Movie World Cinemas, Muvico Theaters, My Town Cinemas, NCG Cinemas, NAOS Entertainment, Narberth Theatre, National Amusements, Nelsonville Movies 10, North American Cinema, Oasis Cinema, Omniplex Theatre Group, O’Neil Theatres (Louisiana), O’Neil Cinemas (New England), Pacific Theatres, Paris Theater, Pavilion Cinema (UK), Penistone Paramount (UK), Penn Cinema, Phoenix Theatres (MI), Phoenix Theatres (TN), Pickwick Theatres, Plaza Cinema Café, Premiere Cinemas, Prytania Theatre, Quarry Cinemas, Rail Road Square Cinema, Rave Motion Pictures, Regal Theater Stowmarket (UK), Regency 8 Cinema, Republic Theater Group, Rex Cinema Wareham (UK), Rheem Theater, Rio Entertainment, Riviera Cinemas, Roxy Theatres, Royal Cinema, Safari Cinema, Santikos Theatres, Sarasota Film Society, Sayville Theatre, Schulman Partners (Colleyville Cinema Grill, City Lights Cinema), Scotiabank Theatres, Sea Turtle Cinemas, ShowBiz Cinemas, Showplace Cinemas, Silver Screen Cinemas, Silver Screen Partners (Rosebud Cinema Drafthouse, The Times Cinema), Southern Theatres, Southeast Cinemas, Speciality Cinema & Grill (Bermuda), Spotlight Theatres, Starplex Cinemas, Startime Entertainment, Star Cinema 6, Stone Theaters, Studio Movie Grill, Sunrise Cinemas, Syracuse Stadium 6, Tango Theaters, The Cinemas (Aruba), The Movies Curacao (Curacao), Terrace Theaters, Tower Theaters, Trans-Lux Cinemas, Tri City Theatre, United Entertainment Corp., UltraStar Cinemas, Village Theaters, Virginia Motion Pictures, Warren Theatres, Watson Theatre, Wellfleet Cinemas and Westates Theatres.

Intellectual Properties Business

Book Development and Book Licensing. Our Intellectual Properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, frequently with best-selling authors. Tekno Books has worked with more than 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 80 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin’s Press (Holtzbrink of Germany), Warner Books (Time Warner), and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, CBS Television, DC Comics (Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 2,080 books that have been published. Another 3,800 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno’s books have been finalists for, or winners of, more than 200 awards, including The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance). Tekno Books’ current backlog and anticipated books for future publishing include more than 200 books under contract or in final negotiations, including more than 40 books by New York Times best-selling authors. The Chief Executive Partner of Tekno Books, Dr. Martin H. Greenberg, is the owner of the remaining 49% interest in Tekno Books.

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

NetCo Partners. In June 1995, Hollywood Media and C.P. Group Inc. (“C.P. Group”), entered into an agreement to form NetCo Partners. NetCo Partners owns NetForce. Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy is a shareholder of C.P. Group. At the inception of the partnership, C.P. Group contributed to NetCo Partners all rights to NetForce, and Hollywood Media contributed to NetCo Partners all rights to Tad Williams’ MirrorWorld, Arthur C. Clarke’s Worlds of Alexander, Neil Gaiman’s Lifers, and Anne McCaffrey’s Saraband. In 1997, NetCo Partners licensed to Putnam Berkley the rights to publish the first six NetForce books in North America, which books were created and published.  This agreement was subsequently renewed in December 2001 for four more books that were created and published.  NetForce books have so far been published in mass market paperback format. NetCo owns all rights in all media to the NetForce property including film, television, video and games. The first book in the series was adapted as a four-hour mini-series on ABC.  Through its interest in NetCo, Hollywood Media receives distributions of its share of proceeds generated from the rights to the NetForce series.

Employees

At February 23, 2010, Hollywood Media employed approximately 118 full-time employees and 4 part-time employees for its continuing operations, compared to 128 full-time employees and 2 part-time employees employed by Hollywood Media’s continuing operations on February 26, 2009.  Of our 118 full-time employees, 82 employees are engaged in our Broadway Ticketing division, 12 employees are engaged in our Ad Sales division, 4 employees are engaged in our Intellectual Properties division and 20 are corporate, technology and administrative employees. None of the employees are represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

Item 1A.  Risk Factors.

Risks of Investing in Our Shares

Investments in our capital stock are speculative and involve a high degree of risk.  Investors should carefully consider the following matters, as well as the other information in this Form 10-K. If any of these risks or uncertainties actually occur, our business, results of operations, financial condition, or prospects could be substantially harmed, which would adversely affect your investment. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, operating results, financial condition, and prospects.  Unless stated otherwise, the following risk factors do not take into account or give any effect to the impact of the proposed sale of the Broadway Ticketing Division.

We have a history of losses and an accumulated deficit. Our operating results could fluctuate significantly on a quarterly and annual basis.

Hollywood Media has incurred significant losses since it began doing business. For the year ended December 31, 2009 we had a net loss of approximately $5.6 million and a loss from continuing operations of approximately $6.2 million and in the year ended December 31, 2008 we had net loss of approximately $16.9 million net of a loss from continuing operations of approximately $10.5 million.   The net loss for 2009 was primarily attributable to a $5.0 million impairment loss recorded in the second quarter of 2009.  The net loss for 2008 was attributable to a loss on the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”) to R&S Investments on August 21, 2008, as disclosed in prior filings, along with operating losses.  As of December 31, 2009, we had an accumulated deficit of approximately $277.3 million. We may incur additional losses while we continue to grow our businesses. Our future success will depend on the continued growth in our various businesses, and our ability to generate sufficient ticketing, licensing and advertising revenues to cover our costs.

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

From time to time we explore potential transactions that may help us to realize the full value of our assets in the interest of our shareholders, including the proposed sale of the Broadway Ticketing Division, other potential dispositions or other strategic transactions. There can be no assurance that any transaction will occur or, if one is undertaken, of its potential terms or timing.  For additional information, see the discussion under “Outlook” in the “Liquidity and Capital Resources” portion of Item 7 of this Form 10-K Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.

We may not be able to compete successfully.

Ticketing Businesses. The market for ticketing services and products is intensely competitive and rapidly changing. The number of telephone services, online services, wireless services and websites competing for consumers’ attention and spending has proliferated and we expect that competition will continue to intensify. We compete, directly and indirectly, for customers, advertisers, members and content providers with the following categories of companies:

•
websites, telephone services and wireless services targeted to entertainment enthusiasts, moviegoers, theatergoers and other eventgoers, which feature directories of movies, shows, events, showtimes, theater and event locations and related content, and also allow users to purchase tickets;

•	traditional ticketing organizations, companies, agents and brokers;
•	the box office at each of the venues that hold events for which we sell tickets; and
•	ticket resellers and other participants in the secondary ticketing market.

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

The success of our operations is dependent in part on our ability to enter into and maintain strategic relationships and agreements with live theater venues and, through MovieTickets.com, exhibitors.  There can be no assurance that we will be able to develop and maintain these strategic relationships and, if we are unable to do so, our financial condition and results of operations could be adversely impacted.

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

Government regulation could impact our business.

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

Our articles of incorporation authorize the issuance of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. In addition, the preferred stock could be issued as a method of discouraging a takeover attempt. Although we do not intend to issue any preferred stock at this time, we may do so in the future.  Shares of preferred stock are also subject to potential issuance under the terms of our shareholders' rights plan described below.

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

Our stock price is volatile.

The trading price of our common stock has and may continue to fluctuate significantly. During the 24 months ended December 31, 2009, the trading price for our common stock on the Nasdaq Stock Market ranged from $0.56 to $3.07 per share. Our stock price may fluctuate in response to a number of events and factors, such as our quarterly operating results, announcements of new products or services, announcements of mergers, acquisitions, strategic alliances, or divestitures and other factors, including similar announcements by other companies that investors may consider to be comparable to us. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the companies. These broad market and industry fluctuations may cause the market price of our stock to decrease, regardless of our operating performance.

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

Hollywood Media leases office space in Florida, New York, Wisconsin and Lancashire, UK. The general terms of the leases for each of these locations are as follows:

		Current
Location	Square Feet	Monthly Rent	Expiration Date

Corporate Headquarters,	13,130	$26,129	November 30, 2012
Boca Raton, FL

Theatre Direct,	21,600	$62,029	February 28, 2017
Broadway.com and
1-800-BROADWAY
New York, NY

Tekno Books	2,025	$1,446	Month to Month
Green Bay, WI	463	$355	Month to Month

CinemasOnline	3,710	$4,409	Month to Month
Lancashire, UK

Item 3.   Legal Proceedings.

None.

Item 4.   Submission of Matters to a Vote of Shareholders.

Hollywood Media held its 2009 annual meeting of shareholders on December 21, 2009.  The following matters were submitted to a vote of the holders of Hollywood Media’s common stock, and were approved by the voting results indicated below.

Vote On Election of Directors

All of the following nominees were elected as directors, with the following voting results:

Director Nominees	Votes For	Votes Withheld

Mitchell Rubenstein	23,176,787	466,152
Laurie S. Silvers	23,176,372	466,567
Harry T. Hoffman	20,932,726	2,710,213
Robert D. Epstein	21,376,302	2,266,637
Spencer Waxman	23,176,787	466,152
Stephen Gans	23,206,889	436,050

Vote on Ratification of Public Accounting Firm

The proposal to ratify the selection of Kaufman, Rossin & Co. as Hollywood Media’s independent registered public accounting firm for the year ending December 31, 2009 was approved by the following voting results:

Votes

For	23,596,618
Against	22,371
Abstain	23,950
Broker Non-Votes	-

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Hollywood Media’s common stock trades on The Nasdaq Stock Market (“Nasdaq”) under the symbol HOLL.  The following table sets forth, for the periods indicated below, the high and low sales prices for the common stock, as reported by Nasdaq.

	High	Low

2008

First Quarter	$3.07	$2.29
Second Quarter	$2.70	$2.28
Third Quarter	$2.81	$1.72
Fourth Quarter	$2.34	$0.80

2009

First Quarter	$1.14	$0.56
Second Quarter	$1.70	$0.75
Third Quarter	$1.76	$1.38
Fourth Quarter	$1.75	$1.03

Holders of Common Stock

As of March 15, 2010, there were 144 record holders of Hollywood Media’s common stock.

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

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the year ended December 31, 2009, in transactions that were not registered under the Securities Act of 1933.

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

The following table provides information with respect to common stock purchases by Hollywood Media during the fourth quarter of 2009. For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources” in Item 7 of this Form 10-K Report.

Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs

October 1, 2009 through October 31, 2009	-	$-	-	$-

November 1, 2009 through November 30, 2009	-	-	-	-

December 1, 2009 through December 31, 2009	-	-	-	-

Total	-	$-	-	$2,697,843	(1)

(1)
As of December 31, 2009, calculated by subtracting (i) the total price paid for all shares purchased under the repurchase program through December 31, 2009 ($7,302,157), from (ii) the $10 million potential maximum dollar value of repurchases approved under the life of the plan.

Performance Graph

The following graph compares, for the five-year period from December 31, 2004 to December 31, 2009, the cumulative total shareholder return on:

•   Hollywood Media’s common stock;
•   The NASDAQ Composite Index; and
•   The Standard & Poor’s Media Industry Index

Item 6.    Selected Financial Data.

The selected financial data in the table below has been derived from the audited Consolidated Financial Statements of Hollywood Media and should be read in conjunction with the following statements and the notes thereto included in Item 8 of this Form 10-K report:  Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008; and Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007. The Consolidated Balance Sheets as of December 31, 2007, 2006 and 2005, and Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 are not included in this report.

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

Sale of Hollywood.com Business Unit to R&S Investments, LLC.

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “Purchase Agreement”) with R&S Investments, LLC (“Purchaser”) for the sale of the Hollywood.com Business.  The Purchaser is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the Purchase Agreement, Hollywood Media sold the Hollywood.com Business to Purchaser for a potential purchase price of $10.0 million, which includes $1.0 million in cash which was paid to Hollywood Media at closing and potential earn-out payments totaling $9.0 million. During 2009, Hollywood Media recorded $0.7 million in earn-out income under this agreement.  As of the filing of this Form 10-K, the earn-out receivable was collected in full in accordance with the payment terms.  As of December 31, 2009, there remains $8.3 million in potential earn-out payments pursuant to this agreement.  The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators.   Hollywood.com Business financial results for all periods presented have been reclassified from continuing operations and included in discontinued operations.  For additional information about this transaction, see Note 4 “Discontinued Operations” on the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Form 10-K report.

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

	YEARS ENDED DECEMBER 31,
	2009	2008		2007	2006	2005
STATEMENT OF OPERATIONS DATA:

Net revenues
Ticketing	$98,860,362		$110,918,969	$111,792,068	$98,661,705	$79,189,987
Other	4,518,548		6,138,962	6,369,156	5,862,715	2,025,776
Total net revenues	103,378,910		117,057,931	118,161,224	104,524,420	81,215,763

Operating Costs and Expenses
Cost of revenues – ticketing	81,014,536		92,882,066	94,017,924	82,496,590	68,179,732
Editorial, production, development and technology	2,569,354		3,323,546	3,590,192	3,165,383	1,022,850
Selling, general and administrative	10,827,719		13,932,852	14,269,974	13,354,795	9,472,084
Payroll & benefits	10,574,375		13,284,857	13,368,817	12,100,816	11,425,999
Impairment loss	-		3,524,697	-	-	-
Depreciation and amortization	1,590,598		2,224,831	1,378,492	1,293,797	891,540
Total operating costs and expenses	106,576,582		129,172,849	126,625,399	112,411,381	90,992,205

Loss from operations	(3,197,672)		(12,114,918)	(8,464,175)	(7,886,961)	(9,776,442)

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES

Equity in earnings of unconsolidated investees	2,006,498		1,160,623	4,747	12,227	533,228
Impairment loss	(5,000,000)		-	-	-	-
Total equity in earnings (losses) of unconsolidated investees	(2,993,502)		1,160,623	4,747	12,227	533,228
OTHER INCOME (EXPENSE)
Interest, net	28,922		425,251	199,437	(1,787,735)	(542,935)
Change in derivative liability	-		-	-	640,536	87,037
Other, net	(75,146)		44,958	(50,935)	9,430	40,803

Loss from continuing operations	(6,237,398)		(10,484,086)	(8,310,926)	(9,012,503)	(9,658,309)

Gain (loss) on sale of discontinued operations, net of income taxes	614,572		(4,655,122)	10,254,287	16,328,241	-
Income (loss) from discontinued operations	-		(1,635,750)	(211,993)	2,201,865	913,234

Income (loss) from discontinued operations	614,572		(6,290,872)	10,042,294	18,530,106	913,234

Net income (loss)	(5,622,826)		(16,774,958)	1,731,368	9,517,603	(8,745,075)

NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	2,409		(81,365)	3,241	4,910	(168,107)

Net income (loss) attributable to Hollywood Media Corp.	$(5,620,417)	$	(16,856,323)	$1,734,609	$9,522,513	$(8,913,182)

Basic and diluted income (loss) per common share
Continuing operations	$(0.20)		$(0.33)	$(0.25)	$(0.28)	$(0.31)
Discontinued operations	0.02		(0.20)	0.30	0.57	0.03
Total basic and diluted net income (loss) per share	$(0.18)		$(0.53)	$0.05	$0.29	$(0.28)

Weighted average common and common equivalent shares outstanding – basic and diluted	30,584,902		31,793,853	33,303,886	32,761,848	31,470,307

	AS OF DECEMBER 31,
	2009	2008	2007	2006	2005
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$11,764,810	$12,685,946	$26,758,550	$27,448,649	$6,926,313
Working capital (deficit)	8,774,819	8,876,128	20,128,557	16,380,362	(3,396,040)
Total assets	57,606,179	66,938,861	93,978,836	100,009,604	83,302,950
Capital lease obligations, including current portion	198,891	407,480	397,780	77,588	106,993
Convertible debentures - net	-	-	-	-	940,927
Senior Unsecured Notes	-	-	-	6,375,399	5,402,255
Total shareholders’ equity	$32,490,409	$37,758,880	$55,567,474	$55,761,457	$42,487,230

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

Proposed Sale of the Broadway Ticketing Division

On December 22, 2009, Hollywood Media entered into the Purchase Agreement with Key Brand pursuant to which Key Brand will purchase Hollywood Media’s Broadway Ticketing Division through the purchase of all of the outstanding capital stock of Theatre Direct NY, Inc., a Delaware corporation and a wholly-owned subsidiary of Hollywood Media, from Hollywood Media.  The closing of the Broadway Sale is subject to certain customary closing conditions specified in the Purchase Agreement, including but not limited to the approval of Hollywood Media’s shareholders.

For further information on the sale of the Broadway Ticketing Division, see “Item 1 – Business” above. Unless stated otherwise, all forward-looking information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation do not take into account or give any effect to the impact of the pending sale of the Broadway Ticketing Division.

RESULTS OF OPERATIONS

Year ended December 31, 2009 (“fiscal 2009”) as compared to the year ended December 31, 2008 (“fiscal 2008”) and year ended December 31, 2007 (“fiscal 2007”).

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

•
Ad Sales – includes CinemasOnline, which sells advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and on cinema and theater websites in the U.K. and Ireland.  This segment also includes Hollywood Media’s investment in MovieTickets.com.

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

Results of Discontinued Operations

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. During fiscal 2009, Hollywood Media recorded $0.7 million in earn-out income under this agreement.  As of December 31, 2009, $8.3 million remained pursuant to this agreement.  The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators. R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.

Commencing October 1, 2009, R&S Investments is contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business through September 30, 2009, representing the entire balance of the escrow.  In addition, as of December 31, 2009, Hollywood Media recorded a $0.2 million related party receivable for earn-out earned and expense reimbursement by R&S Investments.  As of the filing of this 10-K, the receivable and expense reimbursement were collected in full in accordance with the payment terms.

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

Following are components of the net results of discontinued operations for the years ended December 31, 2009, 2008 and 2007.  The results for fiscal 2009, 2008 and fiscal 2007 in the table below include the results of the sold businesses for only the periods up to the date on which the Hollywood.com Business and the Showtimes business was sold (August 21, 2008 and August 24, 2007, respectively).

	2009	2008	2007
	(in millions)	(in millions)	(in millions)

Operating revenue	$-	$3.9	$10.0
Gain (loss) on sale of discontinued operations net of income taxes of $0.6 million for fiscal 2007	0.6	(4.7)	10.2
Income (loss) from discontinued operations	-	(1.6)	(0.2)
Income (loss) from discontinued operations	$0.6	$(6.3)	$10.0

Results of Continuing Operations

The following tables summarize changes in Hollywood Media’s revenue and operating expense from continuing operations by reportable segment for the years ended December 31, 2009, 2008 and 2007.  For additional financial information regarding Hollywood Media’s reportable segments, see Note 18 – Segment Reporting in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K report.

Net Revenues Analysis	Net Revenues		2008 to	2008 to
(in millions)			2009	2009
	2009	2008	Change ($)	Change (%)

Broadway Ticketing	$98.9	$110.9	$(12.0)	(11)
Ad Sales	3.4	4.8	(1.4)	(29)
Intellectual Properties	1.1	1.4	(0.3)	(21)
Other	-	-	-	-

TOTALS	$103.4	$117.1	$(13.7)	(12)

	Net Revenues		2007 to	2007 to
			2008	2008
	2008	2007	Change ($)	Change (%)

Broadway Ticketing	$110.9	$111.8	$(0.9)	(1)
Ad Sales	4.8	5.3	(0.5)	(9)
Intellectual Properties	1.4	1.1	0.3	27
Other	-	-	-	-

TOTALS	$117.1	$118.2	$(1.1)	(1)

Operating Expense Analysis	Operating Expenses		2008 to	2008 to
(in millions)			2009	2009
	2009	2008	Change ($)	Change (%)

Broadway Ticketing	$94.1	$108.4	$(14.3)	(13)
Ad Sales	3.7	8.8	(5.1)	(58)
Intellectual Properties	1.1	1.4	(0.3)	(21)
Other	7.6	10.6	(3.0)	(28)

TOTALS	$106.5	$129.2	$(22.7)	(18)

	Operating Expenses		2007 to	2007 to
			2008	2008
	2008	2007	Change ($)	Change (%)

Broadway Ticketing	$108.4	$109.1	$(0.7)	(1)
Ad Sales	8.8	5.9	2.9	49
Intellectual Properties	1.4	1.1	0.3	27
Other	10.6	10.5	0.1	1

TOTALS	$129.2	$126.6	$2.6	2

Comparison of Percentage Changes in Net Revenues and Operating Expenses

		2008 to 2009		2007 to 2008
	2008 to 2009 Revenues (%)	Operating Expenses (%)	2007 to 2008 Revenues (%)	Operating Expenses (%)
Increase (decrease) in -
Broadway Ticketing	(11)	(13)	(1)	(1)
Ad Sales	(29)	(58)	(9)	49
Intellectual Properties	(21)	(21)	27	27
Other	-	(28)	-	1

TOTALS	(12)	(18)	(1)	2

Note Regarding Impact of Broadway Strike

Results of continuing operations for the year ended December 31, 2007 were negatively impacted by the Broadway stagehand strike that ended on November 28, 2007 and caused 19 days of cancelled Broadway performances.  We received refunds or credits from the show’s box offices on virtually all tickets purchased by the Broadway Ticketing division for cancelled performances.  We worked with customers to address orders placed for these cancelled performances, and refunds or exchanges were provided at the election of the customer for cancelled performances.  Any orders not refunded or exchanged by the end of fiscal 2007 were included in “Customer deposits” in the Consolidated Balance Sheets in Part II, Item 8 of this Form 10-K.

Note Regarding Known Material Trends, Uncertainties and Opportunities Impacting Hollywood Media

Hollywood Media expects to have continuing losses in the near term.  Notwithstanding these losses, as described below under “Liquidity and Capital Resources,” Hollywood Media expects that it will be able to satisfy it’s near term liquidity obligations.  Other than the normal seasonal variance described under “Inflation and Seasonality,” Hollywood Media does not expect that there will be a significant variance in its earnings or its cash flows near term and accordingly does not expect its trend of losses to accelerate.

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

Net Revenues

Total net revenues for fiscal 2009 were $103.4 million compared to $117.1 million and $118.2 million for fiscal 2008 and fiscal 2007 respectively. Revenues decreased $13.7 million, or 12%, in fiscal 2009 from fiscal 2008, and decreased $1.1 million or 1% in fiscal 2008 from fiscal 2007. The decrease in net revenues for fiscal 2009 as compared to fiscal 2008 is primarily the result of decreases in Broadway ticketing revenue of $12.0 million and Ad Sales revenue of $1.4 million, and a decrease in Intellectual Properties revenue of $0.3 million.  The decrease in net revenues for fiscal 2008 as compared to fiscal 2007 is primarily the result of decrease in Broadway Ticketing revenue of $0.9 million and Ad Sales revenue of $0.5 million, offset by an increase in Intellectual Properties revenue of $0.3 million.  In fiscal 2009, net revenues were derived 96% from Broadway Ticketing, 3% from Ad Sales and 1% from Intellectual Properties.   In fiscal 2008 and fiscal 2007, net revenues were derived 95% from Broadway Ticketing, 4% from Ad Sales and 1% from Intellectual Properties.

Broadway Ticketing net revenue for fiscal 2009 was $98.9 million as compared to $110.9 million for fiscal 2008, and $111.8 million for fiscal 2007.  Broadway Ticketing net revenue decreased $12.0 million, or 11%, for fiscal 2009 from fiscal 2008 and decreased $0.9 million, or 1%, for fiscal 2008 from fiscal 2007.  The decrease in Broadway Ticketing net revenue in fiscal 2009 compared to fiscal 2008 is primarily attributable to the following: a decrease in quantity of tickets sold of $13.0 million, a decrease in hotel package sales of $0.6 million, a decrease in sales of cancellation insurance of $0.3 million, a decrease in dinner voucher sales of $0.2 million, and a decrease in sponsorship revenue of $0.1 million, partially offset by an increase in service fees on individual ticket sales of $2.2 million.  The decrease in Broadway Ticketing net revenue in fiscal 2008 compared to fiscal 2007 is primarily attributable to a decrease in revenue of $3.6 million from Theatre.com primarily as a result of shifting from Theatre.com handling its own sales to an arrangement with a third party ticket agency in September 2007.  As a result of this arrangement, Theatre.com now recognizes revenue based on net commissions instead of gross ticket price.  Such decreased revenue was offset by an increase in revenues to consumers of $2.3 million, which includes: ticket price increases by theaters of $3.9 million, an increase in service fees on individual ticket sales of $2.0 million, offset by a decrease in revenues of $1.7 million from a decrease in quantity of tickets sold, a decrease in hotel package sales of $0.9 million, decrease in gift certificate revenue of $0.6 million due to a change in expiration policy and a decrease in sales of cancellation insurance of $0.4 million.  The decline in Broadway Ticketing net revenue was further offset by an increase in sponsorship sales of $0.4 million.

Ad Sales net revenue was $3.4 million for fiscal 2009 as compared to $4.8 million for fiscal 2008 and $5.3 million for fiscal 2007.  Ad Sales net revenue decreased $1.4 million or 29% for fiscal 2009 from fiscal 2008 and $0.5 million, or 9%, for fiscal 2008 from fiscal 2007.  The decrease in Ad Sales from fiscal 2008 to fiscal 2009 is attributable to a decrease in UK advertising sales of $1.4 million, which includes: a decrease in brochure and web advertising revenues of $0.3 million and a decrease in plasma revenues of $1.1 million.  The decrease in Ad Sales from fiscal 2007 to fiscal 2008 is directly attributable to a decrease in UK advertising sales of $0.5 million, which includes: decreases in the brochure and web advertising revenues of $1.1 million, offset in part by an increase in growth of the plasma business of $0.6 million.

Intellectual Properties net revenues were $1.1 million for fiscal 2009, compared to $1.4 million for fiscal 2008 and $1.1 million for fiscal 2007. Net revenues generated from Intellectual Properties decreased $0.3 million, or 21% in fiscal 2009 from fiscal 2008 and net revenues generated from Intellectual Properties increased $0.3 million, or 27%, in fiscal 2008 from fiscal 2007. The decrease in revenues in fiscal 2009 as compared to fiscal 2008 as well as the increase in revenues in fiscal 2008 from fiscal 2007 were attributable to the timing of the delivery of manuscripts.  The Intellectual Properties division generates revenues from several different activities including book development and licensing, and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies.  This division does not include NetCo Partners, which is reported separately; see “Equity in Earnings of Unconsolidated Investees” below.

Equity in Earnings of Unconsolidated Investees

Equity in earnings (losses) of unconsolidated investees consists of the following:

	For the years ended December 31,
	2009	2008	2007
	(in millions)	(in millions)	(in millions)

NetCo Partners (a)	$-	$(0.1)	$-
MovieTickets.com (b)	(3.0)	1.3	-
	$(3.0)	$1.2	$-

(a) NetCo Partners

NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method. Hollywood Media’s 50% share of loss of NetCo Partners was de minimus for fiscal 2009, a decrease of 100% or $0.1 million compared to fiscal 2008. Our 50% share of earnings was de minimus for fiscal 2007.  The increase in earnings for fiscal 2009 as compared to fiscal 2008 was primarily because there was minimal activity and no income was recognized in fiscal 2009.  The decrease in earnings for fiscal 2008 as compared to fiscal 2007 was primarily because all accounts receivables that were over six months were fully reserved during fiscal 2008.  Revenues vary year to year dependent on the timing of deliveries of manuscripts to the publisher.  Costs related to the acquisition, development and sales of the intellectual properties and their licensed products are expensed in proportion to the revenues that have been recognized.

(b) MovieTickets.com

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media recorded $0.1 million in income from its investment in MovieTickets.com for fiscal 2009, because accumulated net income in fiscal 2009 exceeded MovieTickets.com’s accumulated net losses from fiscal 2008 and prior.  During the second quarter of 2009, the Company determined that $5.0 million of the goodwill associated with MovieTickets.com should be written down and accordingly, recorded an impairment loss of $5.0 million.  In fiscal 2008 and 2007, Hollywood Media did not record any income from its investment in MovieTickets.com because accumulated losses from prior years exceeded MovieTickets.com’s accumulated income.  The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising.  The results above include $1.9 million in dividends received by Hollywood Media in 2009 as compared to $1.3 million received in fiscal 2008 and none for fiscal 2007.

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

Operating Expenses

Cost of Revenues - Ticketing.  Cost of revenues – ticketing was $81.0 million for fiscal 2009 compared to $92.9 million for fiscal 2008 and $94.0 million for fiscal 2007.  Cost of revenues consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals and co-op advertising.  Cost of Revenues – Ticketing decreased $11.9 million, or 13%, for fiscal 2009 from fiscal 2008 and decreased $1.1 million, or 1%, for fiscal 2008 from fiscal 2007.   As a percentage of ticketing revenues, cost of revenues - ticketing was 82% in fiscal 2009 and 84% in fiscal 2008 and 2007.

The decrease in Cost of Revenues – Ticketing in fiscal 2009 compared to fiscal 2008 is primarily attributable to the following: a decrease in cost of revenues of $12.7 million attributable to (i) a decrease of $11.4 million attributable to a lower quantity of tickets sold, (ii) a decrease of $0.4 million due to an increase in advertising sales sold to theaters, which are recorded as a reduction to cost of sales, (iii) a decrease of $0.3 million in amounts charged to inventory reserve, (iv) a decrease of $0.3 million in credit card fees, due to lower ticket quantity, (v) a decrease of $0.1 million in editorial salaries and wages, (vi) a decrease of $0.1 million in Broadway classroom and (vii) a decrease of $0.1 million in shipping and postage costs associated with the lower quantity, offset in part by an increase in cost of revenues of $0.8 million attributable to (i) an increase in unsold inventory of $0.6 million, (ii) ticket price increases by theaters of $0.1 million and (iii) an increase in server hosting fees of $0.1 million.

The decrease in Cost of Revenues – Ticketing in fiscal 2008 compared to fiscal 2007 is primarily attributable to the result of a decrease in sales to consumers of $1.0 million, which includes decreases in number of tickets sold from Theatre.com of $3.0 million, primarily as a result of the change to a net revenue share business model described above, and a decrease in number of tickets sold in our domestic Broadway business of $1.2 million, offset by ticket price increases by theaters of $3.1 million.  In addition, the purchase of the Showtix business in February 2007 contributed $1.8 million of cost of revenues – ticketing directly attributable to Showtix.

Editorial, Production, Development and Technology.  Editorial, production, development and technology costs include commissions, royalties, media buying, production services and internet access for CinemasOnline and fees and royalties paid to authors and co-editors for the Intellectual Properties segment.  Editorial, production, development and technology costs for fiscal 2009 were $2.6 million as compared to $3.3 million for fiscal 2008 and $3.6 million for fiscal 2007.  Editorial, production, development and technology costs decreased $0.7 million or 21% from fiscal 2008 to fiscal 2009 and decreased $0.3 million or 8% from fiscal 2007 to fiscal 2008.  As a percentage of aggregate net revenues from our Ad Sales and Intellectual Properties segments, these costs were 57% for fiscal 2009 and 54% and 56% for fiscal 2008 and fiscal 2007, respectively.

The fiscal 2009 decrease from fiscal 2008 was mainly due in part to decreases in (i) commissions paid of $0.4 million, (ii) a decrease in media buying of $0.2 million and (iii) production and royalties of $0.1 million.  The fiscal 2008 decrease from fiscal 2007 was mainly due to a $0.1 million increase in payments to writer/co-editors along with an approximate $0.3 million decrease in the Ad Sales segment.  The decrease in the Ad Sales segment was primarily due to an approximately $0.1 million decrease in each of production services, media buying and commissions.

Selling, General and Administrative.   Selling, general and administrative (“SG&A”) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising  representative firms and other parties).  The SG&A expenses for fiscal 2009 were $10.8 million compared to $13.9 million for fiscal 2008, for a decrease of $3.1 million or 22% and $14.3 million for fiscal 2007, a decrease of $0.4 million or 3% to fiscal 2008.  As a percentage of net revenues, SG&A expenses were 10% for fiscal 2009 and 12% for fiscal 2008 and fiscal 2007, respectively.

             The decrease in SG&A expenses in fiscal 2009 as compared to fiscal 2008 was due to primarily decreases in the following expenses: $0.6 million in occupancy expenses, $0.6 million in legal expenses, $0.2 million in marketing expenses, $0.3 million in travel expenses, $0.3 million in accounting fees, $0.3 million in consulting fees related to operations, $0.2 million in consulting fees relating to Sarbanes Oxley compliance, $0.2 million in telephone expenses and $0.1 million in each of the following categories, recruitment, office supplies, temporary services, moving, insurance, repairs and maintenance  and server security.  These decreases are offset by $0.2 million increase in Board of Directors’ fees associated with a change of compensation structure to cash from warrants along with a $0.1 million increase in bad debt expenses.  The decrease in SG&A expenses in fiscal 2008 as compared to fiscal 2007 was due in large part to decreases in marketing expenses of $0.6 million,  a $0.1 million decrease in travel and occupancy expenses,  a $0.3 million reduction in bad debt expense and a $0.3 million decrease in accounting fees, offset by an increase in consulting fees of $0.3 million and legal fees of $0.6 million.

Payroll and Benefits.

Payroll and benefits expenses consist of payroll and benefits including any other types of compensation benefits as well as human resources and administrative functions.

Payroll and benefits expenses for fiscal 2009 were $10.6 million as compared to $13.3 million for 2008, a decrease of $2.7 million or 20%, and $13.4 million for fiscal 2007.  Payroll and benefits expenses decreased $0.1 million, or 1%, in fiscal 2008 as compared to fiscal 2007. As a percentage of net revenues, payroll and benefits expenses were approximately 10% in fiscal 2009 and 11% in fiscal 2008 and fiscal 2007.

The decrease in payroll and benefits in fiscal 2009 as compared to fiscal 2008 was due to the following: (i) a decrease of $1.1 million in corporate overhead payroll, primarily because of the divestment of the Hollywood.com Business; (ii) a decrease of $1.3 million in the Broadway Ticketing segment due to payroll related reduction and (iii) a $0.3 million reduction in payroll in the Ad Sales segment.  The decrease in payroll and benefits in fiscal 2008 as compared to fiscal 2007 was due to severance payments made following the divestment of the Hollywood.com Business of approximately $0.4 million for Hollywood Media employees at the Corporate headquarters, offset by reduction in costs in the Ad Sales segment of $0.2 million and the corporate office of $0.2 million, respectively.

Depreciation and Amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, equipment under capital leases and amortization of intangibles. Depreciation and amortization expense was $1.6 million for fiscal 2009 as compared to $2.2 million for fiscal 2008 and $1.4 million for fiscal 2007. Depreciation and amortization decreased $0.6 million or 27% in fiscal 2009 from fiscal 2008 and increased $0.8 million or 57% in fiscal 2008 from fiscal 2007.  The decrease in depreciation and amortization expense from fiscal 2008 to fiscal 2009 is due to a decrease in the amortization of intangible assets in Q4-08 due to a write off of certain intangible assets of the CinemasOnline companies, assets becoming fully depreciated during fiscal 2009 and a retirement of leased equipment.  This decrease is offset by an increase in depreciation due to the launching of a new Broadway.com website in September 2009.  The increase in depreciation and amortization expense from fiscal 2007 to fiscal 2008 is primarily due to investments in computer equipment and new office space leasehold improvements in New York City for our Broadway Ticketing segment, as well as a write-off  in amortization of intangible assets due to an external evaluation of the UK Ad Sales segment and also intangible assets purchased as part of the acquisition of Showtix.

Interest, net.

Interest, net was de minimus income for fiscal 2009 as compared to income of $0.4 million for fiscal 2008 and income of $0.2 million for fiscal 2007.  The decrease of $0.4 million or 100%, in interest, net in fiscal 2009 as compared to 2008 was primarily attributable to less income earned from cash on hand.  The increase of $0.2 million, or 100%, in interest, net in fiscal 2008 as compared to fiscal 2007 was primarily attributable to the payoff of $7.0 million principal amount of Senior Unsecured Notes in May 2007, accretion of debit discount, and increased income from interest bearing accounts.

Other, net

           Other, net was an expense of $0.1 million as compared to a de minimus income for fiscal 2008 and a de minimus expense for fiscal 2007.  The expense for fiscal 2009 was primarily due to the write-off of the old Broadway.com website due to the launching of the new Broadway.com website in September 2009.

Net Income (Loss).

Hollywood Media’s net loss for fiscal 2009 was $5.6 million as compared to a net loss for fiscal 2008 of $16.9 million and a net income for fiscal 2007 of $1.7 million. The net loss for fiscal 2009 was primarily due to a $5.0 million impairment loss recorded in the second quarter of 2009.  The net loss increased in fiscal 2008 as compared to the income in fiscal 2007 by $18.6 million, or 1094%, primarily due to the loss on sale of the Hollywood.com Business in 2008 and a non-cash one-time impairment charge of $3.5 million related to our Ad Sales and Intellectual Property Segments, compared to the gain on the sale of the Showtimes business in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Balance at Year End; Sources and Uses of Cash

Hollywood Media’s cash and cash equivalents were $11.8 million at December 31, 2009 as compared to $12.7 million at December 31, 2008.  Our net working capital (defined as current assets less current liabilities) was $8.8 million at December 31, 2009 and 2008.

Net cash provided by operating activities from continuing operations during fiscal 2009 was $0.1 million, a change of 102% compared to net cash used in operating activities from continuing operations during 2008 of $4.5 million.  Cash usage included $1.2 million to secure a bond for Broadway ticketing purchases while cash provided included inventory levels being reduced and accounts payable increasing from fiscal 2008 to fiscal 2009.

Net cash used in investing activities from continuing operations during fiscal 2009 was $0.7 million, which net cash was used primarily for capital expenditures associated with the development of the new Broadway.com website.  Net cash used in investing activities from continuing operations during fiscal 2008 was $1.4 million, which net cash was used to, among other things, make $1.3 million in capital expenditures.  Net cash provided by investing activities from continuing operations during fiscal 2007 was $19.4 million, which net cash included, among other things, $25.4 million in cash proceeds from the sale of assets (including sale of the Showtimes business, discussed below), and cash outlays which included, among other things, $3.4 million for capital expenditures (including $2.5 million for leasehold improvements for the new Broadway offices in New York City) and $2.7 million for the acquisition of the Showtix business.

Net cash used in financing activities from continuing operations during fiscal 2009 was $0.3 million, which cash usage included payments under capital lease obligations, outstanding note payable and payments for repurchase of Company stock.  Net cash used in financing activities from continuing operations during fiscal 2008 was $2.2 million, which cash usage included, among other things, $2.1 million to repurchase common stock.  Net cash used in financing activities from continuing operations during fiscal 2007 was $11.8 million, which cash usage included, among other things, $7.0 million for repayment in full of all outstanding Senior Unsecured Notes (discussed below), and approximately $5.1 million for the repurchase of common stock of Hollywood Media under the previously announced stock repurchase program (discussed below).

Sale of Hollywood.com Business Unit to R&S Investments LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. Hollywood Media recorded $0.7 million in earn-out income pursuant to this earn-out arrangement during fiscal 2009.  As of the filing of this Form 10-K, the earn-out receivable was collected in full in accordance with the payment terms.  As of December 31, 2009, there was $8.3 million in potential earn-out payments pursuant to this agreement.  The Hollywood.com Business includes the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators. R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.

Commencing October 1, 2009, R&S Investments became contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the subsequent buyer will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if Hollywood.com is resold within three years, Hollywood Media will also receive 5 percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010.  As of December 31, 2009, the entire balance of the escrow account was expended.

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

Capital Expenditures

Our capital expenditures during 2009 were $1.2 million. We currently anticipate capital expenditures in 2010 of approximately $1.0 million, including various systems and equipment upgrades.  These anticipated 2010 capital expenditures do not include any estimates for potential business acquisitions.

Outlook

Our cash and cash equivalents generated from the sales of our Baseline/StudioSystems and Showtimes businesses in fiscal 2006 and fiscal 2007, respectively, have provided substantial additional working capital for Hollywood Media, and we have utilized portions of such working capital for various corporate purposes and business activities including, among other things, the repayment of debt and the purchase of the Showtix business referenced above, improvements and investments in various aspects of our Broadway Ticketing  division, and for the repurchase of shares of Hollywood Media's common stock pursuant to our previously announced stock repurchase program (discussed below). Our businesses have required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate will be satisfied from our unrestricted cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through December 31, 2010.  If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to more than offset operating expenses.

While we continue to develop our businesses, we have resumed our strategic review process which may help us realize the full value of our assets in the interest of our shareholders. In prior years, our strategic review process resulted in the sales of our Baseline/StudioSystems and Showtimes businesses in fiscal 2006 and 2007, respectively.  We continue to explore opportunities for generating returns for Hollywood Media's shareholders, including the proposed sale of the Broadway Ticketing Division, other potential dispositions or other strategic transactions.  Prior to resuming our strategic review process, we had, as stated in our press release dated October 1, 2007, temporarily suspended such process when our Board of Directors approved the stock repurchase program referenced below.  We cannot make assurances as to the timing or occurrence of any future strategic transactions or further stock repurchases.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash to repurchase shares of its outstanding common stock.  See Part II, Item 5, of this Form 10-K report for information about stock repurchases by Hollywood Media during the fourth quarter of fiscal 2009.

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

Contractual Obligations

The following table sets forth information regarding certain types of our contractual obligations specified below as of December 31, 2009.

	Payments Due by Period

		Less than	Years	Years	After
Contractual Obligations	Total	1 Year	1-3	4-5	5 Years
(in millions)

Capital lease obligations (1)	$0.2	$0.1	$0.1	$-	$-
Operating lease obligations (2)	7.1	1.1	3.1	1.8	1.1

Total contractual obligations	$7.3	$1.2	$3.2	$1.8	$1.1

(1)	Capital lease obligations are future lease payments under capital leases inclusive of interest.

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

Off-Balance Sheet Arrangements

As of December 31, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K.  As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”

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

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $0.5 million and $0.6 million at December 31, 2009 and 2008, respectively.  The allowance is primarily attributable to receivables due from customers of CinemasOnline.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic regions.

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

As prescribed by ASC 350, we completed the transitional goodwill impairment test by the second quarter of fiscal 2002 which did not result in an impairment charge.  Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date during fiscal 2009 and 2008.  As part of our fiscal 2008 annual impairment evaluation, the Company determined that the goodwill associated with its CinemasOnline business should be written off, and, accordingly, the Company recorded an impairment loss of $2.8 million.  In addition, the Company recorded $0.7 million in additional impairment to goodwill recorded after our 2001 acquisition of Always Independent Entertainment Corp. and our Intellectual Properties segment.  During the second quarter of 2009 the Company determined that $5.0 million of the goodwill associated with its MovieTickets.com business should be written down based on discounted cash flow being below carrying value and accordingly recorded an impairment loss of $5.0 million.  For additional information see Note 15 – Investments in and Advances to Equity Method Unconsolidated Investees in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.  As December 31, 2009, we are not aware of any additional items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  The goodwill recorded in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008 was $20.2 million and $25.2 million, respectively.  At December 31, 2009 and December 31, 2008 goodwill represented 35% and 38%, respectively, of total assets.  The Ad Sales reporting unit had $14.6 million of goodwill allocated as of the test date.  The fair value of the Ad Sales reporting unit exceeded the carrying value as of the test date by approximately 20%.  Future changes in estimates used to conduct the impairment review, including revenue projections, market values and low discount rates could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.

During the period from November 21, 2008 to May 21, 2009, the Company’s market capitalization periodically fell below the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company.   We considered the periodic decline in our market capitalization to be temporary and based on general economic conditions and a decline in general investor confidence throughout the market and not based on any events or conditions specific to us.  The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contain goodwill at December 31, 2009 and 2008 exceeded the book value of those units.

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

We have investments in subsidiaries in the United Kingdom and sell our services into this foreign market.  Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for the United Kingdom at December 31, 2009 of U.S. dollar equivalents was a net liability of $1.6 million and $1.8 million at December 31, 2008.

                Our United Kingdom subsidiaries sell services and pay for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar over the course of fiscal 2009 and 2008 (i.e., in addition to actual exchange experience) would have resulted in a translation decrease of our revenue by $0.3 million for fiscal 2009 and translation reduction of our revenue by $0.5 million for fiscal 2008.

                As the assets, liabilities and transactions of our United Kingdom subsidiaries are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar at year-end (i.e., in addition to actual exchange experience) would have resulted in a de minimus decrease in our translation loss for fiscal 2009 and $0.1 million decrease in translation loss for fiscal 2008.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Hollywood Media Corp.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Hollywood Media Corp. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Media Corp. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida

March 19, 2010

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,764,810	$12,685,946
Receivables, net	897,503	1,433,797
Inventories held for sale	3,735,691	4,491,841
Deferred ticket costs	10,985,160	12,085,237
Prepaid expenses	1,896,237	1,418,563
Other receivables	1,125,263	1,287,752
Other current assets	436,675	99,945
Related party receivable	335,245	143,464
Restricted cash	1,221,000	2,600,000
Total current assets	32,397,584	36,246,545

PROPERTY AND EQUIPMENT, net	4,369,085	4,649,202
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	230,097	132,800
INTANGIBLE ASSETS, net	390,818	682,896
GOODWILL	20,197,513	25,154,292
OTHER ASSETS	21,082	73,126
TOTAL ASSETS	$57,606,179	$66,938,861

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,632,351	$1,329,949
Accrued expenses and other	3,074,549	3,708,652
Deferred revenue	14,012,178	15,196,455
Gift certificate liability	3,794,899	3,434,359
Customer deposits	948,273	831,838
Current portion of capital lease obligations	123,061	203,579
Current portion of notes payable	37,454	43,147
Related party payable	-	2,622,438
Total current liabilities	23,622,765	27,370,417

DEFERRED REVENUE	309,190	401,309
CAPITAL LEASE OBLIGATIONS, less current portion	75,830	203,901
OTHER DEFERRED LIABILITY	1,105,553	1,168,096
NOTES PAYABLE, less current portion	2,432	36,258

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 31,037,656 and 30,883,913 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	310,377	308,839
Additional paid-in capital	309,480,331	309,100,760
Accumulated deficit	(277,315,848)	(271,695,431)
Total Hollywood Media Corp. shareholders’ equity	32,474,860	37,714,168
Non-controlling interest	15,549	44,712
Total shareholders’ equity	32,490,409	37,758,880
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,606,179	$66,938,861

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,

	2009	2008	2007
NET REVENUES
Ticketing	$98,860,362	$110,918,969	$111,792,068
Other	4,518,548	6,138,962	6,369,156

	103,378,910	117,057,931	118,161,224

OPERATING COSTS AND EXPENSES
Cost of revenues - ticketing	81,014,536	92,882,066	94,017,924
Editorial, production, development and technology	2,569,354	3,323,546	3,590,192
Selling, general and administrative	10,827,719	13,932,852	14,269,974
Payroll and benefits	10,574,375	13,284,857	13,368,817
Impairment loss	-	3,524,697	-
Depreciation and amortization	1,590,598	2,224,831	1,378,492

Total operating costs and expenses	106,576,582	129,172,849	126,625,399

Loss from operations	(3,197,672)	(12,114,918)	(8,464,175)

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES

Equity in earnings of unconsolidated investees	2,006,498	1,160,623	4,747
Impairment loss	(5,000,000)	-	-

Total equity in earnings (losses) of unconsolidated investees	(2,993,502)	1,160,623	4,747

OTHER INCOME (EXPENSE):
Interest, net	28,922	425,251	199,437
Other, net	(75,146)	44,958	(50,935)

Loss from continuing operations	(6,237,398)	(10,484,086)	(8,310,926)

Gain (loss) on sale of discontinued operations, net of income taxes	614,572	(4,655,122)	10,254,287
Loss from discontinued operations	-	(1,635,750)	(211,993)

Income (loss) from discontinued operations	614,572	(6,290,872)	10,042,294

Net income (loss)	(5,622,826)	(16,774,958)	1,731,368

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	2,409	(81,365)	3,241

Net income (loss) attributable to Hollywood Media Corp.	$(5,620,417)	$(16,856,323)	$1,734,609

Basic and diluted income (loss) per common share
Continuing operations	$(0.20)	$(0.33)	$(0.25)
Discontinued operations	0.02	(0.20)	0.30
Total basic and diluted net income (loss) per share	$(0.18)	$(0.53)	$0.05

Weighted average common and common equivalent shares outstanding – basic and diluted	30,584,902	31,793,853	33,303,886

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance – December 31, 2006	33,476,530	$334,765	$311,210,796	$(255,846,144)	$55,699,417

Effect of adoption of FSP EITF 00-19-2	-	-	2,151,037	(727,573)	1,423,464
Repurchase of company stock	(2,003,660)	(20,037)	(5,084,167)	-	(5,104,204)
Issuance of stock – stock option exercises	69,375	694	203,130	-	203,824
Issuance of stock to employees	145,308	1,453	570,806	-	572,259
Issuance of stock – warrant exercise	149,181	1,492	(1,492)	-	-
Issuance of stock – 401(k) employer match	59,257	593	248,283	-	248,876
Amortization of deferred compensation	-	-	650,000	-	650,000
Issuance of stock for acquisitions of intangible assets	1,992	20	7,980	-	8,000
Compensation expense on employee stock options	-	-	164,158	-	164,158
Net income	-	-	-	1,734,609	1,734,609

Balance – December 31, 2007	31,897,983	318,980	310,120,531	(254,839,108)	55,600,403

Repurchase of company stock	(1,711,639)	(17,117)	(2,107,882)	-	(2,124,999)
Issuance of stock – stock option exercises	101,000	1,010	121,890	-	122,900
Issuance of stock to officers	100,000	1,000	101,000	-	102,000
Issuance of warrants for services rendered	-	-	4,429	-	4,429
Issuance of stock – 401(k) employer match	96,569	966	279,084	-	280,050
Amortization of deferred compensation	-	-	487,500	-	487,500
Issuance of restricted stock - officers	400,000	4,000	(3,069)	-	931
Compensation expense on employee stock options	-	-	97,277	-	97,277
Net loss	-	-	-	(16,856,323)	(16,856,323)

Balance – December 31, 2008	30,883,913	308,839	309,100,760	(271,695,431)	37,714,168

Repurchase of company stock	(71,600)	(716)	(72,238)	-	(72,954)
Issuance of stock – 401(k) employer match	225,343	2,254	223,089	-	225,343
Stock compensation expense - officers	-	-	204,885	-	204,885
Stock compensation expense - employees	-	-	23,835	-	23,835
Net loss	-	-	-	(5,620,417)	(5,620,417)

Balance – December 31, 2009	31,037,656	$310,377	$309,480,331	$(277,315,848)	$32,474,860

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders’ equity.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,622,826)	$(16,774,958)	$1,731,368
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(614,572)	6,290,872	(10,042,294)
Depreciation and amortization	1,590,598	2,224,831	1,378,492
Amortization of discount on senior unsecured notes	-	-	624,601
401(k) stock match	141,664	165,819	198,753
Warrants issued for consulting services	-	4,429	-
Equity in earnings of unconsolidated investees, net of return of invested capital	(97,297)	154,185	(4,271)
Stock compensation expense	23,835	97,277	164,158
Loss (gain) on retirement of property	160,608	(21,340)	-
Stock compensation expense - officers	204,885	102,931	-
Amortization of deferred compensation costs	-	487,500	650,000
Provision for bad debts	387,362	319,273	627,197
Distributions to minority owners	(26,754)	(3,724)	(91,728)
Impairment loss	5,000,000	3,524,697	-
Changes in assets and liabilities:
Receivables	148,932	280,632	(378,620)
Inventories held for sale	756,150	(541,263)	(576,451)
Deferred ticket costs	1,100,077	4,396,624	(1,208,537)
Prepaid expenses	(477,674)	778,953	(111,753)
Other receivables	162,489	2,559,682	(933,160)
Related party receivable	12,640	(88,992)	5,193
Other current assets	(336,730)	529,353	(543,764)
Other assets	52,044	(18,133)	55,685
Accounts payable	239,633	(2,053,364)	697,626
Accrued expenses and other	(644,141)	(303,440)	(2,655,186)
Deferred revenue	(915,856)	(5,747,493)	489,412
Customer deposits	116,435	(1,096,519)	152,644
Other deferred liability	(62,543)	272,014	613,118
Restricted cash	(1,221,000)	-	-
Net cash provided by (used in) operating activities – continuing operations	77,959	(4,460,154)	(9,157,517)
Net cash provided by (used in) operating activities - discontinued operations	-	(2,717,075)	1,510,881
Net cash provided by (used in) operating activities	77,959	(7,177,229)	(7,646,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,190,141)	(1,290,439)	(3,393,426)
Acquisition of businesses, net of cash acquired	-	(43,313)	(2,690,659)
Proceeds (expenditures) from sale of assets	472,920	(42,320)	25,418,361
Acquisition of intangible assets	-	(17,000)	(59,470)
Proceeds from property and equipment sales	-	-	29,432
Loss on disposition of assets	-	-	(1,722)
Restricted cash	-	-	90,000
Net cash (used in) provided by investing activities – continuing operations	(717,221)	(1,393,072)	19,392,516
Net cash used in investing activities – discontinued operations	-	(3,274,868)	(582,048)
Net cash (used in) provided by investing activities	(717,221)	(4,667,940)	18,810,468

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from exercise of stock options	-	122,900	203,824
Payments under capital lease obligations	(169,401)	(157,030)	(93,290)
(Repayment of) proceeds from notes payable	(39,519)	(68,306)	147,711
Extinguishment of unsecured notes	-	-	(7,000,000)
Stock repurchase program	(72,954)	(2,124,999)	(5,104,204)
Net cash used in financing activities – continuing operations	(281,874)	(2,227,435)	(11,845,959)
Net cash used in financing activities – discontinued operations	-	-	(7,972)
Net cash used in financing activities	(281,874)	(2,227,435)	(11,853,931)

Net decrease in cash and cash equivalents	(921,136)	(14,072,604)	(690,099)

CASH AND CASH EQUIVALENTS, beginning of period	12,685,946	26,758,550	27,448,649

CASH AND CASH EQUIVALENTS, end of period	$11,764,810	$12,685,946	$26,758,550

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$41,607	$64,674	$268,628
Taxes paid	$19,345	$462,837	$787,086

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

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

Hollywood Media’s main Internet website is Broadway.com.  Hollywood Media launched the Broadway.com website on May 1, 2000. Broadway.com features the ability to purchase Broadway, off-Broadway and London theater tickets online; theater news; interviews with stage actors and playwrights; opening-night coverage; theater reviews and video excerpts from selected shows.  Hollywood Media generates revenues through the sale of live theater tickets, hotel and restaurant packages online, gift certificates and sponsorships on Broadway.com.

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

Hollywood Media owns the U.K. based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”), which were acquired in November 2005.  CinemasOnline, included as part of Hollywood Media’s Ad Sales Segment, maintains plasma television screens in hotels, car dealerships, cinemas and live theaters in the U.K. and Ireland in exchange for the right to sell advertising displayed on such plasma screens. CinemasOnline also provides other marketing services, including advertising sales on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and developing and maintaining websites for cinemas and live theater venues in the U.K. and Ireland in exchange for the right to sell advertising on such websites.

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

Hollywood Media is a 50% partner in NetCo Partners. NetCo Partners was formed in June 1995 as a joint venture between Hollywood Media and C.P. Group, Inc.  NetCo Partners is engaged in the development and licensing of NetForce.  NetCo Partners is not consolidated in these financial statements, and Hollywood Media records 50% of the earnings in NetCo Partners as “equity in earnings of unconsolidated investees” in the accompanying consolidated financial statements.

Hollywood Media owns 26.2% of the equity of MovieTickets.com Inc. (“MovieTickets.com”), a joint venture, primarily with AMC Entertainment Inc., National Amusements, Inc., Viacom Inc. and America Online, Inc.  The MovieTickets.com joint venture is not consolidated in the accompanying consolidated financial statements. The MovieTickets.com website allows users to purchase movie tickets online and retrieve them at “will call” windows or kiosks at the theaters.  MovieTickets.com generates revenue from the sale of advertising and from service fees charged to users for the purchase of tickets and from the sale of research data, which revenues are not included in Hollywood Media’s revenues.  Hollywood Media records its share of the earnings or loss in MovieTickets.com as “Equity in Earnings of Unconsolidated Investees” in the accompanying consolidated financial statements. Hollywood Media did not record income from its investment in MovieTickets.com for 2008 because accumulated losses from 2006 and prior years exceeded MovieTickets.com’s accumulated net income in 2008 and 2007.  During 2009, Hollywood Media recorded $0.1 million in income from its investment in MovieTickets.com representing the excess of income over accumulated losses.  As of December 31, 2009, there were no suspended losses remaining.

The Company had an accumulated deficit totaling $277.3 million and $271.7 million at December 31, 2009 and 2008, respectively. The success of Hollywood Media’s operations in future years is dependent on its ability to generate adequate revenues and cash flows to offset operating expenses. Hollywood Media expects to incur additional losses while it continues to grow its businesses. There can be no assurances that Hollywood Media will be able to generate sufficient revenues from these activities to cover its costs and therefore, Hollywood Media may continue to incur losses and negative cash flows from operations. To the extent that Hollywood Media does not generate sufficient revenues to offset expenses Hollywood Media may require further financing beyond cash on hand to fund ongoing operations.  Hollywood Media estimates, based on operating plans and assumptions, that existing cash and cash equivalents and anticipated cash flows will be sufficient to meet working capital requirements for the year 2010.

In August 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (“Purchaser”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”).  The Purchaser is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the purchase agreement, Hollywood Media sold the Hollywood.com Business to Purchaser for a potential purchase price of $10.0 million, which includes $1.0 million in cash which was paid to Hollywood Media at closing and potential earn-out payments totaling $9.0 million.  During 2009, Hollywood Media recorded $0.7 million in income under this arrangement.  The Hollywood.com Business includes the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators (see Notes 4 and 20).

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

In August 2006, Hollywood Media, entered into and simultaneously closed on a definitive stock purchase agreement with The New York Times, pursuant to which The New York Times purchased all of the outstanding capital stock of Hollywood Media’s wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35.0 million. BAC was a subsidiary of Hollywood Media which constituted a portion of Hollywood Media’s Data Business Segment.  $3.5 million of the purchase price was held in escrow for twelve months following the closing to cover potential indemnification claims, if any, made by The New York Times.  During 2007, Hollywood Media received $2.8 million, representing the full amount of the escrow net of costs of $0.7 million for certain contractual bonuses due to the former division heads of BAC.  See Note 4 for additional discussion of this transaction.

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

Cash and Cash Equivalents

Hollywood Media considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $14,008,426 and $13,759,707 at December 31, 2009 and 2008, respectively.  The Company maintains cash balances with financial institutions in excess of federally insured limits.

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

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to estimate the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the age of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $473,686 and $645,177 at December 31, 2009 and 2008, respectively.  The allowance is primarily attributable to receivables due from customers of CinemasOnline.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.  Changes in the allowance for doubtful accounts consisted of:

	Additions (Deductions)

	Balance at	Charges to	Charged				Balance at
	Beginning	costs and	to other				end of
	of period	expenses	accounts		Write-offs		period

Allowance for doubtful accounts:

2009	$645,177	$141,310	-		$(312,801)	(B)	$473,686

2008	$1,146,536	$319,273	$5,000	(A)	$(825,632)	(B)	$645,177

2007	$1,144,700	$627,197	$48,360	(A)	$(673,721)	(B)	$1,146,536

Notes:	(A) Collections on accounts previously written off and acquisitions of subsidiaries.
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

Website Development Costs and Internally Developed Software

FASB Accounting Standards Codification (“ASC”) Topic No. 350, “Intangibles-Goodwill and Other” Subtopic No. 50 “Website Development Costs” (ASC 350-50) is the authoritative guidance for accounting for website costs.  Under ASC 350-50 all costs relating to software used to operate a website should be accounted for under ASC 350-40, “Internal Use Software” unless a plan exists or is being developed to market the software externally.  Website development costs capitalized, net of transfers in and out, during the years ended December 31, 2009, 2008 and 2007 were $493,493, $28,624 and $0, respectively.  Website development costs are amortized using the straight-line method over the lesser of three years or the estimated useful life of the related software.

Certain software development costs for internally developed software have been capitalized in accordance with the provisions of ASC 350-40.  These capitalized costs include purchased software for internal use, consulting services and costs for personnel associated with programming, coding and testing such software during the application development stage and are included in “Property and Equipment” in the accompanying consolidated balance sheets.  Amortization of capitalized software costs begins when the software is placed into service and is included in “depreciation and amortization expense” in the accompanying consolidated statements of operations.  Software development costs are being amortized using the straight-line method over three years.  Internally developed software costs capitalized, net of transfers in and out, during the years ended December 31, 2009, 2008 and 2007 were $163,931, $100,562 and $26,274, respectively.

Goodwill and Intangible Assets

Under ASC Topic No. 350, “Intangibles – Goodwill and Other” (ASC 350), goodwill and certain intangibles are no longer amortized; however, they are subject to evaluation for impairment  annually, or more frequently if indicators arise,  using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if and to the extent that the carrying value of goodwill exceeds the implied value.

Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date during fiscal 2009, 2008 and 2007.    Although the Company’s annual impairment analyses in 2009 and 2007 did not result in any impairment charges, during the second quarter of 2009 the Company determined the $5.0 million of the goodwill associated with its MovieTickets.com business should be written down based on the discounted cash flow not exceeding carrying value and accordingly recorded an impairment loss of $5.0 million.  For additional information see Note 15 – “Investments in and Advances to Equity Method Unconsolidated Investees” in these Notes to the Consolidated Financial Statements.  As part of our fiscal 2008 annual impairment evaluation, the Company determined that the goodwill associated with its CinemasOnline business should be written off, and, accordingly, the Company recorded an impairment loss of $2.8 million.  In addition, the Company recorded $0.7 million in additional impairment to goodwill recorded after our 2001 acquisition of Always Independent Entertainment Corp. and our Intellectual Properties segment in 2008.

  As of December 31, 2009, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.

During the period from November 21, 2008 to May 21, 2009, the Company’s market capitalization periodically fell below the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business was in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company.   We considered the periodic decline in our market capitalization to be temporary and based on general economic conditions and a decline in general investor confidence throughout the market and not based on any events or conditions specific to us.  The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contain goodwill at December 31, 2009 and 2008 exceeded the book value of those units.

Impairment of Long-Lived Assets

ASC Topic No. 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  If an indicator of impairment is present, Hollywood Media evaluates the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values if such fair values are lower than their carrying value. Hollywood Media determines fair value as the net present value of future cash flows. There were no adjustments to the carrying value of long-lived assets for any of the years ended December 31, 2009, 2008, and 2007.

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

Gift certificate revenue is derived from the sale of gift certificates, for Broadway, off-Broadway, London shows and dinner and show sales to individuals, groups, travel agencies, tour groups and corporate programs.  Proceeds from these sales are included in “Gift Certificate Liability” in our accompanying consolidated balance sheets, at the time of receipt, and if redeemed, are recognized on a gross basis as ticketing revenue in the period the performance of the show occurs.  Gift certificates do not expire.

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

ASC Topic No. 605, “Revenue Recognition” Subtopic No. 45, “Principal Agent Considerations” (ASC 605-45) provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Hollywood Media’s existing accounting policies conform to ASC 605-45.   Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in our accompanying consolidated statements of operations.  Revenues on hotel packages and dinner vouchers sold for New York restaurants are reported on a net basis in our accompanying consolidated statements of operations.

Shipping and Handling. The Company includes shipping and handling revenues and costs in ticketing revenues and cost of revenues-ticketing, respectively. Shipping and handling revenues amounted to $261,077, $267,883 and $341,769 for the years ended December 31, 2009, 2008 and 2007, respectively. Shipping and handling costs amounted to $194,020, $270,011 and $294,147 for the years ended December 31, 2009, 2008 and 2007, respectively.

Advertising.  Advertising revenue is derived from the sale, by CinemasOnline, of advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and on cinema and theater websites in the U.K. and Ireland.  Advertising revenue is recognized over the period that the advertisement is displayed, provided that no significant obligations of Hollywood Media remain and collection is reasonably assured. Hollywood Media’s obligations typically are based on maintaining plasma TV displays, posters, brochures and websites where the advertisements are displayed.

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

Segment Information

ASC Topic No. 280, “Segment Reporting” establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers (see Note 18).

Earnings Per Common Share

FASB Accounting Standard Codification No. 260, “Earnings per Share” requires companies to present basic and diluted earnings per share.  Earnings per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period presented.

Common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants of 1,328,443, 2,581,928 and 2,736,428 were excluded from the calculation of diluted earnings per share for the years ended December 31, 2009, 2008 and 2007, respectively, because their impact was anti-dilutive to the loss from continuing operations.  Non-vested shares are not included in the basic calculation until vesting occurs. There were 233,334, 400,000 and 150,000 unvested shares as of December 31, 2009, 2008, and 2007, respectively.

Advertising Costs

Hollywood Media expenses the cost of advertising as incurred.  Advertising costs for the years ended December 31, 2009, 2008 and 2007 were $3,874,479, $4,066,839 and $4,703,407, respectively, and are included in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

401(k) Plan

Hollywood Media maintains a 401(k) Plan (“the Plan”) covering all employees who meet certain eligibility requirements. The Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (not to exceed a statutorily prescribed annual limit). All amounts contributed by employee participants in conformity with Plan requirements and earnings on such contributions are fully vested at all times. With respect to the year ended December 31, 2009, Hollywood Media accrued $141,664, or a match of 50% of the first 8% of the employees’ compensation contributions, for those participants employed in excess of 1,000 hours during the year and employed on the last day of the year.  The matches paid for the years ended December 31, 2008 and 2007 were 165,819 and 80,547 shares of Hollywood Media common stock, valued at $165,819 and $233,586, respectively, at a share price of $1.00 and $2.90, respectively.  The Plan had investments in Company stock of 439,874 shares valued at a share price of $1.40 or $615,824 and 227,520 shares valued at a share price of $1.00 or $227,520, as of December 31, 2009 and 2008, respectively.

Income Taxes

Income taxes are accounted for under the liability method pursuant to FASB Accounting Standards Codification No. 740, “Income Taxes” (ASC 740). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred income tax assets to an amount that is more likely than not to be realized.  Pursuant to the provisions of ASC 740 uncertain tax positions must meet a “more-likely-than-not” recognition threshold.

Variable Interest Entities

ASC Topic No. 810, “Consolidation” Subtopic No. 10-25 “Recognition” (ASC 810-10-25), requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary.   Hollywood Media determined that Hollywood.com, LLC met the definition of a VIE based on one of the criteria described in ASC 810-10-25, which states the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders.  The initial investment provided by R&S Investments of $1.0 million is not sufficient to fund the ongoing losses without additional subordinated financial support.  The Company has made the determination that it is not the primary beneficiary of Hollywood.com, LLC, as it is not expected to absorb a majority of the loss.  Accordingly, Hollywood.com LLC is not consolidated into the Company’s consolidated financial statements.

(3)          STOCK OPTION PLANS; WARRANTS; AND EMPLOYEE STOCK BASED COMPENSATION:

Shareholder-Approved Plans

Hollywood Media has four shareholder-approved equity compensation plans: the 2004 Stock Incentive Plan, the 2000 Stock Incentive Plan, the 1993 Stock Option Plan, and the Directors Stock Option Plan (the “Plans”).  In addition to stock options, the 2004 and 2000 Plans permit the granting of stock awards and other forms of equity compensation for key personnel and non-employee directors.  There were an aggregate of 524,313, 512,370, and 951,370 shares remaining available for issuance under Hollywood Media’s equity compensation plans at December 31, 2009, 2008 and 2007, respectively.  The options may be either qualified incentive stock options or nonqualified stock options.  Stock options granted to date generally have had an exercise price per share equal to the market value per share of the common stock on the date prior to grant and generally expire five years or ten years from the date of grant.  Options awarded to Hollywood Media’s employees generally become exercisable in annual increments over a four-year period beginning one year from the grant date, although some are immediately exercisable and some vest based on other terms as specified in the option grants.  Options awarded to directors become exercisable six months after date of grant.  The Plans are registered with the SEC on Form S-8.  Shares issued under the Plans are issued from the Company’s unissued shares authorized under its articles of incorporation.

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

The 1993 Plan provided for the granting of both “incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options.  Options were granted under the 1993 Plan on such terms and at such prices as determined by the Stock Option Committee.  Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised until six months after the date of grant, or after the expiration of 10 years from the date of grant.  Options granted under the 1993 Plan are not transferable other than by will or by the laws of descent and distribution.  The 1993 Plan also authorizes Hollywood Media to make loans to employees to enable them to exercise their options.  Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less that the rate of interest payable by Hollywood Media to its principal lender at the time the loan is made, and (iii) be secured by the shares of common stock purchased.  No such loans were made during the years ended December 31, 2009, 2008 or 2007.

As of December 31, 2009, options to purchase 36,000 shares of common stock were outstanding under the 1993 Plan and no options granted under the 1993 Plan were exercised in 2009.  The ability to grant more options under the 1993 Plan expired on July 1, 2003.  As such, no further grants are permitted under the 1993 Plan.

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

As of December 31, 2009, there were no options outstanding to purchase shares of common stock under the 2000 Plan.  During the year ended December 31, 2009, no options were granted, exercised, cancelled or expired under the 2000 Plan.

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

As of December 31, 2009, options to purchase 204,000 shares of common stock were outstanding under the 2004 Plan.  During the year ended December 31, 2009, no options were granted or exercised, and 1,000 and 15,000 shares were cancelled and expired, respectively, under the 2004 Plan.

Directors Stock Option Plan

Hollywood Media has established the shareholder-approved Directors Stock Option Plan for non-employee directors, which provides for grants to each non-employee director of options to purchase 15,000 shares of Hollywood Media’s common stock upon election or re-election.  In December 2007, the Board of Directors of Hollywood Media elected to temporarily suspend such annual option issuances until such time that the Board determines to reserve additional shares of common stock for issuance upon exercise of options granted under the Directors Stock Option Plan.  The ability to grant more options under the Directors Stock Option Plan expired on July 1, 2008.  As such, no further grants are permitted under the Directors Stock Option Plan.  A total of 300,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Directors Stock Option Plan.

As of December 31, 2009, options to purchase 280,943 shares of common stock were outstanding under Directors Stock Option Plan.  During the year ended December 31, 2009, no options were granted, exercised, cancelled or expired under the Directors Stock Option Plan.

Shares Available for Future Grant under Stock Plans

At December 31, 2009, options to purchase 4,057 shares were available for future grant under the Directors Stock Option Plan.  At December 31, 2009 there were 226,052 shares available for future grant under the 2000 Plan for options, stock and other awards, and 298,261 shares available for future grant under the 2004 Plan for options, stock and other awards.  No options were available for future grant under the 1993 Plan.

Accounting for Share-Based Compensation

Pursuant to ASC Topic No. 718, “Compensation-Stock Compensation” (ASC 718) the Company uses the modified prospective transition method and recognizes compensation cost for (i) share-based awards granted prior to but not yet vested as of January 1, 2006, based on the fair value calculated on the grant date, and (ii) share-based awards granted subsequent to January 1, 2006, also based on the fair value calculated on the grant date.

During the year ended December 31, 2009, Hollywood Media recorded $228,720 of stock-based compensation expense which caused the loss from continuing operations to increase by $228,720 and basic and diluted loss per share from continuing operations to increase by $0.01 per share.

Table of Stock Option and Warrant Activity

A summary of all stock option and warrant activities for the year ended December 31, 2009:

	Stock Options		Warrants

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at December 31, 2008	591,943	$5.24	1,989,985	$4.35

Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(1,000)	4.28	-	-
Expired	(70,000)	11.73	(1,182,485)	4.41

Outstanding at December 31, 2009	520,943	$4.37	807,500	$4.27

Stock Options

The following table summarizes the activity with respect to the stock options of Hollywood Media for the year ended December 31, 2009.

	Number of	Exercise Price
	Shares	Per Share

Outstanding at December 31, 2008	591,943	$2.03 - $16.50

Granted	-	-
Exercised	-	-
Cancelled	(1,000)	$4.28
Expired	(70,000)	$2.55 - $16.50

Outstanding at December 31, 2009	520,943	$2.03 - $9.75

Data on Outstanding Options at December 31, 2009:

			Weighted
			Average
	Number of	Weighted	Remaining
	Options	Average Exercise	Contractual	Aggregate
	Outstanding	Price Per Share	Term (years)	Intrinsic Value (1)

Vested Options	517,193	$4.37	3.04	$-

Non-vested Options	3,750	$4.19	1.77	-

Total Outstanding Stock Options	520,943			$-

(1)	The aggregate intrinsic value is computed based on the closing price of Hollywood Media’s stock on December 31, 2009, which is a price per share of $1.40.

As of December 31, 2009, there was $21,676 of unrecognized compensation cost related to non-vested stock option awards.  The cost is expected to be recognized over a weighted-average period of 0.33 years.

Stock options exercises during the years ended December 31, 2008 and 2007 resulted in the receipt of cash proceeds of $122,900 and $203,824, respectively.  There were no stock option exercises during 2009.  The intrinsic values of the stock options exercised during the years ended 2008 and 2007 were $115,020 and $74,673, respectively.  There were no tax benefits realized from stock option exercises during the years ended December 31, 2008 and 2007, as a result of available net operating losses and the related valuation allowance.

The following table summarizes the activity with respect to the non-vested stock options of Hollywood Media for the year ended December 31, 2009.

		Weighted -
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share

Non-vested at December 31, 2008	7,500	$2.42
Granted	-	-
Vested	(3,750)	$2.32
Forfeited	-	-
Non-vested at December 31, 2009	3,750	$2.39

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option valuation model, which uses various assumptions in the calculation of the fair value.  There were no options granted during the years ended December 31, 2009 and 2008.

The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Average risk free interest rate	-	-	4.14%
Expected lives of options (years):
Two year options	-	-	-
Three year options	-	-	-
Five and Ten year options	-	-	10
Expected volatility	-	-	72.1%

The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date.

	2009	2008	2007

Exercise Price Equals Market Price
Weighted average exercise price	$-	$2.34	$2.50
Weighted average fair value	$-	$0.59	$1.99

Exercise Price Exceeds Market Price
Weighted average exercise price	$-	$-	$-
Weighted average fair value	$-	$-	$-

Exercise Price is Less Than Market Price
Weighted average exercise price	$-	$-	$-
Weighted average fair value	$-	$-	$-

The following is a summary of stock options and warrants outstanding and exercisable as of December 31, 2009:

	Options and Warrants Outstanding			Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Number of	Contractual	Price	Number of	Price
Exercise Prices	Shares	Life	Per Share	Shares	Per Share

$ 2.03 - $ 2.50	97,500	4.31	$2.13	97,500	$2.13
$ 4.06 - $ 5.19	1,194,943	1.56	$4.32	1,191,193	$4.32
$ 9.75	36,000	.41	$9.75	36,000	$9.75
	1,328,443	1.73	$4.31	1,324,693	$4.31

Non-vested Stock Awards

On December 22, 2008, Hollywood Media issued 250,000 and 150,000 restricted shares to the Chairman of the Board and President, respectively, in accordance with and pursuant to Hollywood Media’s 2004 Stock Incentive Plan with an aggregate value of $408,000, the fair market value on the date of issuance.

The restricted shares will vest as follows, provided that the respective executive remains employed by Hollywood Media on such vesting dates:

(a)
One-third of the issued shares vest at the rate of 25% per year on each of the first through fourth anniversaries of the date of grant, such that these shares will be fully vested on the fourth anniversary of the date of grant, assuming continued employment of the executives by Hollywood Media.

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

Hollywood Media recorded $204,885 as compensation expense for the year ended December 31, 2009 relating to this issuance.  At December 31, 2009 unrecognized potential compensation expense for the non-vested shares amounted to $202,184.  As of December 31, 2009 there were 233,334 shares of non-vested common stock.

During the year ended December 31, 2004, Hollywood Media issued 400,000 shares to each of the President and the Chairman of the Board pursuant to employment agreements with an aggregate value of $2,600,000, the fair market value on the date of issuance, which vest at a rate of 6.25% per quarter beginning on October 1, 2004.  Hollywood Media recorded $487,500, and $650,000 as compensation expense for the years ended December 31, 2008 and 2007, respectively, under these non-vested stock awards.   There was no compensation expense recorded during 2009 under these stock awards.  At December 31, 2007, unrecognized compensation expense for the non-vested shares amounted to $487,500.  As of December 31, 2009 and 2008, there were no unvested shares or unrecognized compensation expense remaining under this issuance.  As of December 31, 2007, there were 150,000 shares of non-vested common stock.  During the years ended December 31, 2008 and 2007, 150,000 and 200,000 shares of common stock vested, respectively.

In accordance with ASC Topic No. 718, Compensation – Stock Compensation, unearned deferred compensation amounts of $1,787,500 previously classified as a contra-equity were eliminated against additional paid-in capital, commencing January 1, 2006, as the stock is not deemed to be issued until vesting requirements are satisfied.

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

The earn-out payments will equal the greater of 10 percent of gross revenue and 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the earn-out is fully paid.   The Company considers the $9,000,000 in potential earn-out payments to be contingent consideration and non-recourse.  Thus, the Company will not record a receivable and any corresponding gain until the contingencies have been met.    During 2009, Hollywood Media recorded $677,342 in income under this arrangement.  In addition, $61,543 of indemnification expenses related to claims by former employees relating to the period of their employment with Hollywood Media and a $1,227 tax expense offset the overall gain on sale of discontinued operations recorded in the accompanying consolidated statement of operations for the year ended December 31, 2009.  As of the filing of this Form 10-K, the Company has collected the entire amount recorded in income in accordance with the payment terms.  As of December 31, 2009, there remains $8,322,658 in potential earn-out payments.    The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable are recorded.   If a subsequent change of control of the Hollywood.com Business, or a portion thereof, occurs before the earn-out is fully paid, the remaining portion of the earn-out would be paid to the Company immediately upon such an event, up to the amount of the consideration received less related expenses. If the aggregate proceeds received by the Company in such a change of control are less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. If the Hollywood.com Business, or a portion thereof, is resold prior to August 21, 2011, Hollywood Media established an escrow account to fund negative EBITDA of the sold business as necessary, up to a total of $2,600,000, the maximum amount of negative EBITDA required to be funded per the purchase agreement.  During 2009, Hollywood Media distributed the full balance of the escrow to fund operating losses.  In addition, Hollywood Media paid $400,000 to the Purchaser for working capital adjustments at closing.  The $2,600,000 and the $400,000 were included in “Gain (loss) on sale of discontinued operations” in 2008 in our accompanying consolidated statements of operations.  Pursuant to Staff Accounting Bulletin (“SAB”) Topic 5-E, the Company must consider if it has transferred risks of ownership, which the Company has considered and concluded that the risks of ownership have been transferred.

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

Results from Discontinued Operations

The net income (loss) from discontinued operations has been classified in the accompanying consolidated statement of operations as “Income (loss) from discontinued operations” and  include the gain from the sale of Showtimes.com and the loss on sale of the Hollywood.com Business.  Summarized results of discontinued operations include the operating income from Showtimes.com and the operating loss from the Hollywood.com Business through their respective dates of disposition, for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Operating revenue	$-	$3,948,495	$4,322,810
Gain (loss) on sale of discontinued operations net of income taxes of $569,298 for 2007	614,572	(4,655,122)	10,254,287
Loss from discontinued operations	-	(1,635,750)	(211,993)
Income (loss) from discontinued operations	$614,572	$(6,290,872)	$10,042,294

(5)         ACQUISITIONS AND OTHER CAPITAL TRANSACTIONS:

Showtix Acquisition

On February 1, 2007, Hollywood Media through its wholly-owned subsidiary TDI entered into a definitive asset purchase agreement with Showtix and each of its members for the acquisition by TDI of substantially all of the assets of Showtix.  Showtix was a full service, licensed group ticketing sales agency that sells tickets for Broadway and Off-Broadway theatrical performances.  The acquisition was completed and closed on February 1, 2007.  The acquisition allowed TDI to increase its presence in the Broadway ticketing industry.  The aggregate purchase consideration was $2,839,194, including $2,600,000 in cash and $138,796 of acquisition costs.  In addition, Showtix is also entitled to receive up to $370,000 in potential periodic cash earn-outs as defined in the agreement.  During the first quarter of 2008, Hollywood Media paid Showtix $43,313 pursuant to the first annual earn-out then due, and $57,177 was paid in fiscal year 2009 pursuant to the second annual earn-out due.  In fiscal 2009, $43,321 was accrued pursuant to the third annual earn-out due in 2010.  During the first quarter of 2008, Hollywood Media completed its evaluation of the acquired assets.  The fair market value of these intangible assets on the date of acquisition was $470,760 and the reconciliation of the purchase price has been adjusted to reflect this value.  A reconciliation of the purchase price is provided below:

Purchase consideration (including contingent consideration recorded through December 31, 2009)	$2,839,194

Cash acquired	4,824
Accounts receivable	368,319
Prepaid	11,584
Intangibles	470,760

Total assets	$855,487

Current liabilities	$(94,167)

Total liabilities	$(94,167)

Net assets	$761,320

Excess of the purchase consideration over fair value of net assets acquired (included in Broadway
Ticketing segment)	$2,077,874

The excess of the purchase consideration over the fair value of net assets has been classified as  “Goodwill” in the accompanying consolidated balance sheets.

The results of operations of the Showtix business have been included in Hollywood Media’s results of operations since the date of acquisition (February 1, 2007).  The following are Hollywood Media’s pro forma results for the year ended December 31, 2007, to show results of operations if the Showtix business had been acquired on January 1, 2007:

December 31, 2007
(unaudited)

Proforma net revenues	$118,897,529

Proforma loss from continuing operations	$(8,482,476)

Proforma net income	$1,716,308

Proforma loss per share from continuing operations	$(0.25)

Proforma net income per share	$0.05

Proforma weighted average common and common equivalent shares	33,303,886

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

The Company has three primary suppliers of tickets for the Broadway Ticketing division. Purchases from these three suppliers comprised approximately 88%, 84% and 86% of all purchases made during each of the years ended December 31, 2009, 2008, and 2007, respectively.  Loss of one or more of these suppliers could have a significant adverse effect on the operations of the Company.

(7)          RECENTLY ISSUED ACCOUNTING STANDARDS:

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements,” (ASU 2010-06) which amends ASC 820, “Fair Value Measurements and Disclosures.”  This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements.  It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value.  This guidance will be effective for us in our interim and annual reporting periods beginning after December 15, 2010.  We are evaluating the adoption of this guidance, but we do not expect that it will have a significant impact on our consolidated financial position or results of operations.

(8)          PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of:

	December 31,
	2009	2008

Equipment and software	$4,691,921	$4,328,556
Leasehold improvements	2,878,332	2,869,874
Equipment under capital leases	1,059,560	1,200,737
Furniture and fixtures	850,704	860,132
Website development	781,717	288,224
Internally developed software project
In progress	591,329	427,398
	10,853,563	9,974,921
Less: Accumulated depreciation and amortization	(6,484,478)	(5,325,719)
	$4,369,085	$4,649,202

Depreciation and amortization expense of property and equipment was $1,590,598, $1,353,497 and $977,598 for the years ended December 31, 2009, 2008 and 2007, respectively. Included in these amounts is depreciation and amortization expense for equipment under capital leases of $153,386, $164,986 and $108,048 for the years ended December 31, 2009, 2008 and 2007, respectively.

(9)         GOODWILL AND INTANGIBLE ASSETS:

The following table reflects the changes in the net carrying amount of goodwill relating to continuing operations by operating segment (see Note 18) for the years ended December 31, 2009 and 2008:

	Balance at			Balance at			Balance at
	December 31,	Acquisition		December 31,	Acquisition		December 31,
	2009	and Other	Impairment	2008	and Other	Impairment	2007

Broadway Ticketing	$5,601,730	$43,221	$-	$5,558,509	$(370,270)	$-	$5,928,779
Ad Sales and Other	14,595,783	-	(5,000,000)	19,595,783	-	(3,276,640)	22,872,423
Intellectual Properties	-	-	-	-	-	(248,057)	248,057

Total	$20,197,513	$43,221	$(5,000,000)	$25,154,292	$(370,270)	$(3,524,697)	$29,049,259

The intangible assets of continuing operations, other than goodwill, consist of the following at December 31, 2009 and 2008:

	Balance at December 31,
	2009			2008

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and trademarks	$203,368	$(183,831)	$19,537	$203,368	$(171,843)	$31,525
Web addresses	2,061,089	(2,044,128)	16,961	2,061,089	(1,999,604)	61,485
Other	2,112,852	(1,758,532)	354,320	2,112,852	(1,522,966)	589,886

Total	$4,377,309	$(3,986,491)	$390,818	$4,377,309	$(3,694,413)	$682,896

Amortization expense was $292,078, $871,334 and $400,893 for the years ended December 31, 2009, 2008 and 2007, respectively.  Future amortization expense of the net carrying amount of intangible assets is as follows:

Year	Amount

2010	$232,404
2011	90,505
2012	62,820
2013	5,089
2014	-

Total	$390,818

Patents and trademarks are being amortized on a straight-line basis over 3 to 17 years. Web addresses and Other are amortized over 3 to 5 years.

(10)        CAPITAL LEASE OBLIGATIONS:

Future minimum lease payments under capital leases, which contain bargain purchase options, together with the present value of the net minimum lease payments as of December 31, 2009 are as follows:

Year	Amount

2010	$135,715
2011	68,458
2012	11,135
2013	355
2014	-

Minimum lease payments	215,663
Less: amount representing imputed interest	(16,772)

Present value of net minimum lease payments	198,891
Less: current portion	(123,061)
$75,830

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

Upon issuance, Hollywood Media recognized the value attributable to the 700,000 issued Warrants in the amount of $1,865,037 as a discount against the Senior Notes.  The Company valued the Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.45%, an expected volatility of 69.4% and a five year life; the fair value of the Warrants was determined to be $2.66 per share.  Additional discount of $286,000 was recorded in conjunction with the 100,000 extension Warrants issued in March of 2006.  The Company valued the additional Warrants using the Black-Scholes pricing model assuming a risk-free rate of 4.73%, an expected volatility of 64.2% and an approximate five year life; the fair value of the Warrants was determined to be $2.86 per share.    The debt discount attributed to the value of the Warrants issued was amortized over the life of the Senior Notes as interest expense using the effective yield method.  The Company amortized the Senior Notes debt discount attributed to the value of the Warrants of $624,601 for the year ended December 31, 2007.

During the year ended December 31, 2007, $220,889 in interest expense was recorded for stated interest on the Company’s consolidated statement of operations in connection with the Senior Unsecured Notes.

Registration Payment Arrangement

In connection with Hollywood Media’s issuance in November 2005 of $7.0 million aggregate principal amount of senior unsecured notes (the “Senior Notes”), the holders of the Senior Notes also received warrants to purchase an aggregate of 800,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share (the “Warrants”).  In May 2007, the full principal amount of the Senior Notes, together with all accrued and unpaid interest thereon, was paid in full in accordance with the provisions of the Senior Notes.  As required by the registration rights agreement entered into in connection with the Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants that was declared effective by the SEC on March 3, 2006, and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effective date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act.  If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”) in violation of the agreement, and if there are no applicable defenses or limitations under the agreement or at law or otherwise, Hollywood Media would be required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period.  As of December 31, 2009, none of the Warrants have been exercised, no Warrant shares have been issued, and the registration statement continues to be effective.

In accordance with FASB Accounting Standard Codification Topic No. 815, “Derivatives and Hedging”, Subtopic No, 40, “Contracts in Entity’s Own Equity” (ASC 815-40), Hollywood Media is required to calculate the maximum potential amount of consideration payable pursuant to registration payment arrangements, even if the likelihood of payments under such arrangements is remote.  ASC 815-40 is applicable to financial statements issued for fiscal years beginning after December 15, 2006 and any interim periods therein.  Assuming for purposes of this calculation that (i) all of the Warrants were exercised on December 31, 2009, (ii) the Warrant shares issued upon such exercise are available for resale under Rule 144(k) on June 30, 2010, (iii) the registration statement ceased to be effective in violation of the agreement on December 31, 2009 and does not become effective again before June 30, 2010, the remainder of the required registration period, and (iv) that there are no applicable defenses or limitations under the agreement or at law or otherwise, the maximum potential amount of consideration payable by Hollywood Media to the holders of Warrant shares would be $215,000.  Management does not believe that any significant material payments are likely under this registration payment arrangement.

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

On December 22, 2008, Hollywood Media issued 50,000 shares of unrestricted common stock to each of the Chief Executive Officer and President of Hollywood Media, valued at $102,000 in the aggregate based on the $1.02 closing share price as of the date of grant.  Such 100,000 shares were issued as payment of annual stock bonuses granted by the Compensation Committee of the Board of Directors.  See Note 3 – “Accounting for Share-Based Compensation” for additional information.

On December 22, 2008, Hollywood Media issued 250,000 shares and 150,000 shares, respectively, of restricted common stock to the Chief Executive Officer and President of Hollywood Media, valued at $408,000 in the aggregate based on the $1.02 closing share price as of the date of grant.  Such 400,000 shares were issued as payment of restricted stock bonuses granted by the Compensation Committee of the Board of Directors.  See Note 3 – “Accounting for Share-Based Compensation” for additional information.

On March 30, 2009, Hollywood Media issued 225,343 shares of common stock valued at the December 31, 2008 closing share price of $1.00 or $225,363, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2008.

(13)	STOCK REPURCHASE PROGRAM:

Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash and cash equivalents to repurchase shares of its outstanding common stock.  Pursuant to the repurchase program, Hollywood Media purchased an aggregate of 71,600, 1,711,639 and 2,003,660 shares of its common stock during the years ended December 31, 2009, 2008 and 2007, respectively.  The shares were purchased for $72,954, $2,124,999 and $5,104,204 for the years ended December 31, 2009, 2008 and 2007, respectively, reflecting an approximate average price per share of $1.02, $1.24 and $2.55 for the years ended December 31, 2009, 2008 and 2007, respectively.

(14)	INCOME TAXES:

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007, which was later codified under FASB Accounting Standards Codification No. 740, “Income Taxes.”  The adoption had no impact on the Company’s consolidated financial statements as of that date.  There are no unrecognized tax benefits in the consolidated financial statements as of December 31, 2009 and December 31, 2008.

Hollywood Media is in a cumulative net loss position for both financial and tax reporting purposes.  The primary item giving rise to the Company’s net deferred tax asset is a net operating loss carryforward of $225,847,306 as a result of losses incurred during the period from inception (January 22, 1993) to December 31, 2009. However, due to the uncertainty of Hollywood Media’s ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to Hollywood Media’s ability to utilize its loss carryforwards subject to the “ownership change” provisions of Section 382 of the U.S. Internal Revenue Code, Hollywood Media has established a valuation allowance for the full amount of the deferred tax asset.

The net operating loss carryforwards expire as follows:

Year	Amount

2018	$5,804,864
2019	18,526,989
2020	43,159,623
2021	37,552,359
2022	76,867,212
2023	9,728,058
2024	8,719,119
2025	9,543,785
2028	10,876,436
2029	5,068,861

$225,847,306

The components of Hollywood Media’s deferred tax assets and liabilities consist of the following at December 31:

	2009	2008

Net difference in tax basis and book basis for certain
assets and liabilities	$324,483	$1,997,251
Net operating loss and tax credit carryforwards	86,144,320	84,102,705
	86,468,803	86,099,956
Valuation allowance	(86,468,803)	(86,099,956)
Net deferred tax asset	$-	$-

The provision for income taxes from continuing operations is different from that which would be obtained by applying the statutory Federal income tax rate of 35% as a result of the following:

	For the Year Ended December 31,
	2009	2008	2007

Income tax benefit at Federal statutory tax rate	$(1,967,989)	$(3,697,908)	$(2,907,690)
State income tax benefit (net of federal benefit)	(163,062)	(306,398)	(240,923)
Change in valuation allowance	694,919	4,938,841	(1,170,750)
Change in valuation allowance resulting from change in
cumulative temporary differences	(326,072)	-	1,943,628
Impairment of goodwill	1,895,000	1,182,315	-
Dividends received deduction	(580,386)	(397,526)	-
Change in cumulative temporary differences	-	-	(1,943,628)
Sale of subsidiaries – basis difference	326,072	450,206	-
Non deductible expenses	-	-	-
Loss of foreign subsidiaries	-	271,973	418,802
Tax effect of income (loss) from discontinued operations	152,351	(2,384,240)	3,900,561
Other	(30,833)	(57,263)	-
	$-	$-	$-

During 2009 and 2007, the Company reassessed the amounts of certain prior year deferred tax assets and the corresponding effect of the valuation thereon.  As a result of this reassessment, deferred tax assets and the related valuation allowance were decreased in 2009 in the amount of $326,072 and increased in 2007 in the amount of $1,943,628, resulting in zero net change to net deferred tax assets.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and certain state income taxing authorities for all years due to the net operating loss carryovers from those years.

(15)	INVESTMENTS IN AND ADVANCES TO EQUITY METHOD UNCONSOLIDATED INVESTEES:

 Investments in and advances to equity method unconsolidated investees consist of the following:

	December 31,
	2009	2008

NetCo Partners (a)	$139,789	$137,775
MovieTickets.com (b)	90,308	(4,975)
	$230,097	$132,800

(a)      Netco Partners:

In June 1995, Hollywood Media and C.P. Group, Inc. (“C.P. Group”), entered into an agreement to form NetCo Partners (the “Netco Joint Venture Agreement”). NetCo Partners is engaged in the development and licensing of NetForce.

Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. C.P. Group contributed to NetCo Partners all rights to NetForce, and Hollywood Media contributed to NetCo Partners all rights to Tad Williams’ MirrorWorld, Arthur C. Clarke’s Worlds of Alexander, Neil Gaiman’s Lifers, and Anne McCaffrey’s Saraband.

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

Hollywood Media accounts for its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners’ income or loss as Equity in Earnings of Unconsolidated Investees. Since NetCo Partners is a partnership, any income tax payable is passed through to the partners.  The revenues, gross profit and net income of NetCo Partners for the years ended December 31, 2009, 2008 and 2007 are presented below:

	Year Ended December 31,
	2009	2008	2007
	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$9,508	$1,138
Gross profit	-	7,416	887
Net income (loss)	(5,973)	(300,954)	9,494

Company’s share
of net income (loss)	$(2,987)	$(150,477)	$4,747

The current assets and current liabilities of NetCo Partners of December 31, 2009 and 2008, which are not included in Hollywood Media’s consolidated balance sheets, are presented below:

	As of December 31,
	2009	2008
	(unaudited)	(unaudited)

Current assets	$1,546	$771
Current liabilities	$49,025	$48,700

 (b)      MovieTickets.com.

Hollywood Media entered into a joint venture agreement on February 29, 2000 with the movie theater chains AMC Entertainment Inc. and National Amusements, Inc. to form MovieTickets.com.  In August 2000, the joint venture entered into an agreement with Viacom Inc. to acquire a five percent interest in the joint venture for $25 million of advertising over 5 years. In addition to the Viacom advertising and promotion, MovieTickets.com is promoted through on-screen advertising on most participating exhibitors’ movie screens. In March 2001, America Online Inc. (“AOL”) purchased a non-interest bearing convertible preferred voting equity interest in MovieTickets.com for $8.5 million in cash, convertible into approximately 3% of the common stock of MovieTickets.com.  AOL converted its preferred shares into common stock during the year ended December 31, 2005.  Those shares are now held by Time Warner Inc.

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. at December 31, 2009 and shares in 26.2% of the income or losses generated by the joint venture.  This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Equity in Earnings of Unconsolidated Investees” in the accompanying consolidated balance sheets.  Under applicable accounting principles, Hollywood Media had not recorded income from MovieTickets.com operating results for 2008 and 2007 because accumulated losses from 2006 and prior years exceeded MovieTickets.com’s accumulated net income in 2008 and 2007.  Dividends of $1,914,202 and $1,311,100 are included in “Equity in Earnings of Unconsolidated Investees” in our accompanying consolidated statement of operations for the years ended December 31, 2009 and 2008, respectively.  Receivables from MovieTickets.com of $112,789 and $143,464 were recorded as “Related Party Receivables” as of December 31, 2009 and 2008, respectively.  During 2009, Hollywood Media recorded $95,283 of income because accumulated income surpassed accumulated losses.

The revenues, cost and expenses, depreciation and amortization and net income of MovieTickets.com for the years ended December 31, 2009, 2008 and 2007, which are not included in Hollywood Media’s consolidated statements of operations, are presented below:

	Year Ended December 31,
	2009	2008	2007
	(unaudited)	(unaudited)	(unaudited)

Revenues	$18,643,342	$18,062,438	$13,130,977
Cost and expenses	$13,471,941	$12,345,771	$10,045,326
Depreciation and amortization	$594,120	$502,950	$532,495
Net income	$4,842,476	$5,764,290	$3,318,818

The cash, accounts receivable and accrued expenses and other liabilities balances of MovieTickets.com as of December 31, 2009 and 2008, which are not included in Hollywood Media’s consolidated balance sheets, are presented below:

	As of December 31,
	2009	2008
	(unaudited)	(unaudited)

Cash	$5,128,137	$3,183,806
Accounts receivable, net	$5,822,591	$5,651,847
Accrued expenses and current liabilities	$2,090,816	$3,451,147

(16)	COMMITMENTS AND CONTINGENCIES:

Operating Leases

Hollywood Media conducts its operations in various leased facilities, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms may include escalating rent provisions and rent holidays which are expensed on a straight-line basis over the term of the lease, and expire at various dates through the year 2017. Also, certain equipment used in Hollywood Media’s operations is leased under operating leases. Operating lease commitments at December 31, 2009 are as follows:

Year	Amount

2010	$1,081,613
2011	1,087,238
2012	1,141,414
2013	865,664
2014	886,083
Thereafter	1,994,967

Total	$7,056,979

The fixed operating lease commitments detailed above assume that Hollywood Media continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $943,376, $1,419,410 and $1,638,350 during the years ended December 31, 2009, 2008 and 2007, respectively, and is included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

Litigation

Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business.

(17)	SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2009		2008		2007

INVESTING ACTIVITIES:

Acquisition of property and equipment under capital leases	$-		$(456,587)		$(441,026)
Total non-cash investing activities	$-		$(456,587)		$(441,026)

FINANCING ACTIVITIES:

Obligations acquired under capital leases	$-		$176,918		$441,026
Common stock issued and vesting for compensation
to officers	204,885	(2)	102,931	(2), (3)	-
Common stock issued for contributions to Company 401(k)
Plan	225,343	(1)	280,050	(4)	248,876	(5)
Common stock issued as compensation as part of sale			-		402,150	(6)
Total non-cash financing activities	$430,228		$559,899		$1,092,052

(1)  On March 30, 2009, Hollywood Media issued 225,343 shares of common stock valued at the December 31, 2008 closing share price of $1.00 or $225,363 for payment of Hollywood Media’s 401(k) employer match for 2008.

(2)  On December 22, 2008, Hollywood Media issued 250,000 shares and 150,000 shares, respectively, of restricted common stock to the Chief Executive Officer and President of Hollywood Media, valued at $408,000 in the aggregate based on the $1.02 closing share price as of the date of grant.  Such 400,000 shares were issued as payment of restricted stock bonuses granted by the Compensation Committee of the Board of Directors.  Compensation expense is recognized quarterly on one-third of the shares, or $136,000, over a 4-year period beginning on the date of grant. The shares are based on a service condition, of which Hollywood Media recorded compensation expense of $33,977 and $931 in the consolidated statement of operations for the twelve months ended December 31, 2009 and 2008, respectively.   One-third of the shares, or $136,000 of value was recorded as compensation expense in fiscal 2009 since Hollywood Media achieved three quarters of positive EBITDA in a 15-month period.  The remaining one-third of shares, or $136,000 of value, is recorded to compensation expense pro-rata over a 4-year period beginning on the date of grant.  However, the vesting of the shares does not occur until Hollywood Media’s share price exceeds $2.00 for ten consecutive trading days.  Hollywood Media recorded compensation expense of $34,908 and $0 for the twelve months ended December 31, 2009 and 2008, respectively.  See Note 3 – “Accounting for Share-Based Compensation” for additional information.

(3)  On December 22, 2008, Hollywood Media issued 50,000 shares of unrestricted common stock to each of the Chief Executive Officer and President of Hollywood Media, valued at $102,000 in the aggregate based on the $1.02 closing share price as of the date of grant.  Such 100,000 shares were issued as payment of annual stock bonuses granted by the Compensation Committee of the Board of Directors.  See Note 3 – “Accounting for Share-Based Compensation” for additional information.

(4)  On February 8, 2008, Hollywood Media issued 96,569 shares of common stock valued at the December 31, 2007 closing share price of $2.90, or $280,050, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2007 (see Note 2).

(5)  On February 9, 2007, Hollywood Media issued 59,257 shares of common stock valued at $248,876, based on the December 29, 2006 closing share price of $4.20, for payment of Hollywood Media’s 401(k) employer match for calendar year 2006 (see Note 2).

(6)  On September 7, 2007, Hollywood Media issued 105,000 shares of common stock valued at $3.83 per share, which was the closing share price, on the August 30, 2007 date of grant, in payment of $402,150 in compensatory bonuses to certain officers of Hollywood Media associated with the August 24, 2007 sale of the Showtimes business.

(18)	SEGMENT REPORTING:

Hollywood Media’s reportable segments are Broadway Ticketing, Ad Sales, Intellectual Properties, and Other. The Broadway Ticketing segment sells tickets and related hotel and restaurant packages for live theater events on Broadway, Off-Broadway and London’s West End, both online and offline, to individual consumers, groups and domestic and international travel professionals, including travel agencies, tour operators and educational institutions.  This segment also generates revenue from the sale of sponsorships and advertisements on Broadway.com.  The Ad Sales segment sells advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and on cinema and theater websites in the U.K. and Ireland.  This segment also includes Hollywood Media’s investment in MovieTickets.com.  The Intellectual Properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business.  The Other segment is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting fees and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to make an assessment of and report on internal control over financial reporting.

There are no intersegment sales or transfers.

The following table illustrates the financial information regarding Hollywood Media’s reportable segments.  Discontinued operations (see Note 4) were previously included in the Data Business and Ad Sales segments and have been removed from the table below, to illustrate financial information from continuing operations.

	Year Ended December 31,
	2009	2008	2007

Net Revenues:
Broadway Ticketing	$98,860,362	$110,918,969	$111,792,068
Ad Sales	3,391,714	4,830,760	5,308,038
Intellectual Properties	1,126,834	1,308,202	1,061,118
Other	-	-	-
	$103,378,910	$117,057,931	$118,161,224

Operating Income (Loss):
Broadway Ticketing	$4,809,588	$2,533,682	$2,652,352
Ad Sales	(355,892)	(3,977,171)	(571,818)
Intellectual Properties	(4,816)	(71,372)	(8,918)
Other	(7,646,552)	(10,600,057)	(10,535,791)
	$(3,197,672)	$(12,114,918)	$(8,464,175)

Capital Expenditures (a)
Broadway Ticketing	$1,088,501	$791,356	$2,725,762
Ad Sales	31,694	208,577	438,572
Intellectual Properties	-	897	-
Other	69,946	289,609	229,092
	$1,190,141	$1,290,439	$3,393,426

Depreciation and
Amortization Expense:
Broadway Ticketing	$846,603	$876,049	$351,310
Ad Sales	354,932	901,351	553,237
Intellectual Properties	299	150	-
Other	388,764	447,281	473,945
	$1,590,598	$2,224,831	$1,378,492

	December 31,
	2009	2008

Segment Assets:
Broadway Ticketing	$30,386,157	$34,958,642
Ad Sales	16,376,839	21,989,086
Intellectual Properties	475,140	543,989
Other	10,368,043	9,447,144
	$57,606,179	$66,938,861

(a)	Capital expenditures do not include property and equipment acquired under capital lease obligations or through acquisitions.

(19)	UNAUDITED QUARTERLY FINANCIAL INFORMATION:

For the quarter ended March 31, 2009

Reported

Net revenues	$21,313,897
Loss from continuing operations	$(95,020)
Loss from discontinued operations	$-
Net loss attributable to Hollywood Media Corp.	$(91,853)
Weighted average shares	30,418,516
Loss per share - continuing operations	$-
Loss per share - discontinued operations	$-
Net loss per share (1)	$-

For the quarter ended June 30, 2009

Reported

Net revenues	$30,252,255
Loss from continuing operations	$(4,792,490)
Loss from discontinued operations	$-
Net loss attributable to Hollywood Media Corp.	$(4,794,716)
Weighted average shares	30,637,658
Loss per share - continuing operations	$(0.16)
Income per share - discontinued operations	$-
Net loss per share (1)	$(0.16)

For the quarter ended September 30, 2009

Reported

Net revenues	$21,854,666
Loss from continuing operations	$(787,718)
Gain from discontinued operations	$472,487
Net loss attributable to Hollywood Media Corp.	$(348,993)
Weighted average shares	30,637,658
Loss per share - continuing operations	$(0.03)
Income per share - discontinued operations	$0.02
Net loss per share (1)	$(0.01)

For the quarter ended December 31, 2009

Reported

Net revenues	$29,958,092
Loss from continuing operations	$(562,170)
Gain from discontinued operations	$142,085
Net loss attributable to Hollywood Media Corp.	$(384,855)
Weighted average shares	30,642,730
Loss per share - continuing operations	$(0.02)
Income per share - discontinued operations	$-
Net loss per share (1)	$(0.02)

For the quarter ended March 31, 2008

Reported

Net revenues	$26,973,670
Loss from continuing operations	$(2,279,303)
Loss from discontinued operations	$(845,973)
Net loss attributable to Hollywood Media Corp.	$(3,149,038)
Weighted average shares	31,854,228
Loss per share – continuing operations	$(0.07)
Loss per share – discontinued operations	$(0.03)
Net loss per share (1)	$(0.10)

For the quarter ended June 30, 2008

Reported

Net revenues	$35,543,314
Loss from continuing operations	$(17,500)
Loss from discontinued operations	$(674,802)
Net loss attributable to Hollywood Media Corp.	$(734,362)
Weighted average shares	31,964,851
Loss per share - continuing operations	$-
Loss per share - discontinued operations	$(0.02)
Net loss per share (1)	$(0.02)

For the quarter ended September 30, 2008

Reported

Net revenues	$25,522,782
Loss from continuing operations	$(1,899,156)
Loss from discontinued operations	$(4,418,692)
Net loss attributable to Hollywood Media Corp.	$(6,349,599)
Weighted average shares	32,095,554
Loss per share - continuing operations	$(0.06)
Loss per share - discontinued operations	$(0.14)
Net loss per share (1)	$(0.20)

For the quarter ended December 31, 2008

Reported

Net revenues	$29,018,165
Loss from continuing operations	$(6,288,127)
Loss from discontinued operations	$(351,405)
Net loss attributable to Hollywood Media Corp.	$(6,623,324)
Weighted average shares	31,263,293
Loss per share - continuing operations	$(0.20)
Loss per share - discontinued operations	$(0.01)
Net loss per share (1)	$(0.21)

(1)           Quarterly earnings per share are calculated on an individual basis and, because of roundings and changes in the weighted average shares outstanding during the year, the summation of each quarter may not equal the amount calculated for the year as a whole.

(20)	RELATED PARTY TRANSACTIONS:

Hollywood Media entered into a purchase agreement with R&S Investments, LLC, an entity owned by Hollywood Media’s Chief Executive Officer and President for the sale of the Hollywood.com Business, effective August 21, 2008.  For additional information about this transaction, see Note 3 “Discontinued Operations” in these Notes to the Consolidated Financial Statements.  In connection with this sale, Hollywood Media and the Hollywood.com Business entered into a Transition Services Agreement (“TSA”) to provide certain temporary administrative services, which Hollywood Media did solely to provide for an efficient and orderly transition. Hollywood Media was reimbursed by the Hollywood.com Business for out of pocket costs and incremental expenses incurred in providing services under the TSA, including, but not limited to, payments of any pro rata portions of any applicable employee salaries and benefits.  The term of the TSA was through November 21, 2009, but Hollywood Media substantially completed the transfer of all functions covered by such agreement by December 31, 2008.

The related party payable at December 31, 2008 was the balance for estimated losses to be funded by Hollywood Media pursuant to the purchase agreement.  The funding of losses pursuant to the purchase agreement is capped at $2,600,000, which was placed in an escrow account by Hollywood Media at closing and is included in “Restricted cash” in our accompanying condensed consolidated balance sheet at December 31, 2008.  The related party payable was zero at December 31, 2009 and $2,622,438 at December 31, 2008.  As of December 31, 2009, the escrow amounts were fully distributed and $204,422 of the earn-out gain was recorded in “Related Party Receivable” in our accompanying consolidated balance sheets.  During 2009, Hollywood Media overall recorded $677,342 in earn-out gain.  In addition, $61,543 of indemnification expenses related to claims by former employees relating to the period of their employment with Hollywood Media and a $1,227 tax expense offset the overall gain on sale of discontinued operations recorded in the accompanying consolidated statement of operations for the year ended December 31, 2009.  As of December 31, 2009, the Company has $335,245 included in “Related party receivables” in our accompanying condensed consolidated balance sheet which consisted of the $204,422 earn-out receivable mentioned above and $18,034 of monies owed for reimbursement, as well as a $112,789 receivable from MovieTickets.com.  As of the filing of this Form 10-K, all earn-out and receivable amounts included in “Related Party Receivable” were collected.

(21)	PROPOSED SALE OF THE BROADWAY TICKETING DIVISION

On December 22, 2009, Hollywood Media entered into a stock purchase agreement (the “Purchase Agreement”) with Key Brand Entertainment Inc., a Delaware corporation (“Key Brand”), pursuant to which Key Brand will purchase Hollywood Media’s Broadway Ticketing Division (the “Broadway Sale”) through the purchase of all of the outstanding capital stock of Theatre Direct NY, Inc., a Delaware corporation and a wholly-owned subsidiary of Hollywood Media, from Hollywood Media.  The closing of the Broadway Sale is subject to certain customary closing conditions specified in the Purchase Agreement, including but not limited to the approval of Hollywood Media’s shareholders.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, on the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of December 31, 2009, to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     In the Company’s prior year assessment of internal control over financial reporting as of December 31, 2008, management concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business constituted a material weakness in Hollywood Media’s internal control over financial reporting. During 2009, management implemented a number of remediations to address this material weakness, including:

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

•
The Company began developing a transaction processing engine (“TPE”) to act as the foundation and middle-ware to the next generation ticketing system due to the limitations in the licensed ticketing system discussed below.  The TPE was designed to plug-in to a variety of software components, thus allowing management to license various product line specific packages, thereby minimizing development time on future product lines.  The first phase was completed in July of 2008.  The second phase has been rolled out throughout 2009 as described below.

Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the Company’s assessment, management has determined that the following deficiencies in the Company’s Broadway Ticketing business constitute a material weakness in the Company’s internal control over financial reporting as of December 31, 2009:

Insufficient internal controls over the ticketing process of its Broadway Ticketing Division, including inadequate systems to allow for timely processing of ticketing and hotel and dinner voucher revenues; inadequate recording and reporting of ticketing-related financial information; and insufficient internal controls over ticketing inventory.

Based on our evaluation under the framework set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009.

Management’s Plan to Address Material Weakness

Management is firmly committed to addressing the material weakness. Accordingly, the following are the actions that the Company’s management has taken and will continue to take in order to remediate the material weakness described above:

During the implementation phase of a new ticketing system, the Company identified gaps between the design of the ticketing software and its functionality with our Broadway Ticketing business model.  The Company developed a transaction processing engine, as mentioned above, to address these gaps, as well as plug-in to various product line specific packages.  Phase One of the TPE implementation, completed in July of 2008, launched the content management system, transaction pages and a new call center application.  Phase Two required the bridging of various product line specific applications to the TPE and the integration with the Company’s accounting software package. Phase Two was rolled out on a staggered basis by Management throughout 2009.

On December 22, 2009, Hollywood Media entered into a stock purchase agreement (the “Purchase Agreement”) with Key Brand Entertainment Inc., a Delaware corporation (“Key Brand”), pursuant to which Key Brand will purchase the Broadway Ticketing Division through the purchase of all of the outstanding capital stock of Theatre Direct NY, Inc., a Delaware corporation and a wholly-owned subsidiary of Hollywood Media.  If the sale of the Broadway Ticketing Division is consummated, the Company will no longer be responsible for the remediation of the material weakness as a result of its assessment of the effectiveness of its internal control over financial reporting in 2009.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item 10 is incorporated by reference from the applicable portions of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, including from the following portions: (i) “Election of Directors," (ii) "Corporate Governance,”  and (iii) “Executive Officers.”

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item 13 is incorporated by reference from the applicable portions of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, including from the following portions:  (i) “Transactions with Related Persons,” (ii) “Review, Approval or Ratification of Transactions with Related Persons,” and (iii) the disclosures in the "Corporate Governance" section regarding director independence.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this Item 14 is incorporated by reference from the applicable portions of Hollywood Media’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, including from the following portions:  “Independent Registered Public Accounting Firm's Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008

•	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.

3. Exhibits

The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Location of Exhibit

2.1	Stock Purchase Agreement dated as of December 22, 2009, by and between	(23)
	Hollywood Media Corp. and Key Brand Entertainment Inc.

3.1	Third Amended and Restated Articles of Incorporation.	(1)

3.2	Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences, Rights and Limitations of Series E Junior Preferred Stock.	(2)

3.3	Amended and Restated Bylaws of Hollywood Media Corp., dated as of September 1, 2006.	(3)

4.1	Form of Common Stock Certificate.	(4)

4.2	Amended and Restated Rights Agreement dated as of August 23, 1996 between Hollywood Media Corp. (f/k/a Big Entertainment, Inc.) and American Stock Transfer & Trust Company, as Rights Agent.	(5)

4.3	Amendment No. 1, dated as of December 9, 2002, to Amended and Restated Rights Amendment dated as of August 23, 1996 between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(6)

4.4	Amendment No. 2, dated as of September 1, 2006, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended December 9, 2002, between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(3)

10.1	Compensatory Plans, Contracts and Arrangements:

	(a) 1993 Stock Option Plan, as amended effective October 1, 1999.	(7)

	(b) Directors Stock Option Plan, as amended effective May 1, 2003.	(8)

	(c) 2000 Stock Incentive Plan, as amended October 30, 2003.	(9)

	(d) 2004 Stock Incentive Plan.	(10)

	(e) Hollywood Media Corp. 401(k) Retirement Savings Plan, dated as of September 16, 2004 (the “Plan”); Amendment to the Plan, dated as of September 16, 2004; related Volume Submitter (Cross-Tested Defined Contribution Plan and Trust); EGTRRA Amendment to the Plan and Post-EGTRRA Amendment to the Plan, dated as of September 16, 2004.	(11)

	(f) Amendment to Hollywood Media Corp. 401(k) Retirement Savings Plan, dated June 16, 2005.	(12)

	(g) Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Mitchell Rubenstein.	(13)

	(h) Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Laurie S. Silvers.	(13)

	(i) Amended and Restated Employment Agreement, dated as of August 9, 2006, by and between Hollywood Media Corp. and Scott Gomez.	(14)

	(j) Amendment to Amended and Restated Employment Agreement, dated as of	(23)
	December 23, 2009, by and between Hollywood Media Corp. and
	Mitchell Rubenstein.

	(k) Amendment to Amended and Restated Employment Agreement, dated as of	(23)
	December 23, 2009, by and between Hollywood Media Corp. and
	Laurie S. Silvers.

10.2	Amended and Restated Partnership Agreement dated as of November 21, 2002 between Hollywood Media Corp. and Dr. Martin H. Greenberg.	(15)

10.3	Agreement for the Sale and Purchase of UK Theatres Online Limited and other Companies, dated November 22, 2005, by and among Cinemasource UK Limited, Jeffrey Spector and the other shareholders party thereto.	(16)

10.4	Agreement for the Sale and Purchase of CinemasOnline Limited, dated November 22, 2005, by and between Mitchell Clifford Cartwright and Cinemasource UK Limited.	(16)

10.5	Note Purchase Agreement, dated as of November 22, 2005, by and among Hollywood Media and each of the Purchasers, including the forms of Notes and Warrants issued to the Purchasers and the form of registration rights agreement.	(16)

10.6	Registration Rights Agreement dated November 23, 2005 by and among Hollywood Media Corp. and the investors signatory thereto.	(17)

10.7	Letter agreements dated March 15, 2006, by and between Hollywood Media Corp. and each of the holders of its 8% Senior Unsecured Notes dated November 23, 2005.	(18)

10.8	Form of Common Stock Purchase Warrants dated March 15, 2006, issued to the Holders of Hollywood Media Corp.’s 8% Senior Unsecured Notes dated November 23, 2005.	(18)

10.9	Stock Purchase Agreement, dated as of August 25, 2006, by and between The New York Times Company and Hollywood Media Corp.	(19)

10.10	Asset Purchase Agreement, dated as of February 1, 2007, by and among Theatre Direct NY, Inc., Showtix LLC and each of the members of Showtix LLC.	(20)

10.11	Asset Purchase Agreement, dated as of August 24, 2007, by and among Hollywood Media Corp., Showtimes.com, Inc. Brett West and West World Media, LLC.	(21)

10.12	Purchase Agreement dated as of August 21, 2008, between Hollywood Media Corp. and R&S Investments, LLC.	(22)

10.13	Transition Services Agreement dated as of August 21, 2008 between Hollywood Media Corp., Hollywood.com, LLC and Totally Hollywood TV, LLC.	(22)

10.14	Amendment to Purchase Agreement dated September 30, 2009 between	(24)
	Hollywood Media Corp. and R&S Investments, LLC.

10.15	Escrow Agreement, dated as of December 22, 2009, by and between	(23)
	Hollywood Media Corp., Key Brand Entertainment Inc. and
	The Bank of New York Mellon.

21.1	Subsidiaries of Hollywood Media.	(25)

23.1	Consent of Kaufman, Rossin & Co., P.A. Independent Registered Public Accounting Firm.	*

31.1	Certification of Chief Executive Officer (Section 302).	*

31.2	Certification of Chief Accounting Officer (Principal financial and accounting officer) (Section 302).	*

32.1	Certification of Chief Executive Officer (Section 906).	*

32.2	Certification of Chief Accounting Officer (Principal financial and accounting officer) (Section 906).	*

*Filed as an exhibit to this Form 10-K

(1)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2000.
(2)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(3)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on September 5, 2006.
(4)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form SB-2 (No. 33-69294).
(5)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on October 20, 1999.
(6)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on December 10, 2002.
(7)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 1999.
(8)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.
(9)	Incorporated by reference from Appendix C to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.
(10)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 4, 2004 for its 2004 Annual Meeting of Shareholders.
(11)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on September 17, 2004.
(12)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(13)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on December 22, 2008.
(14)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.
(16)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on November 28, 2005.
(17)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form S-3 (No. 333-130903).
(18)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on March 16, 2006.
(19)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on August 28, 2006.
(20)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on February 6, 2007.
(21)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed on August 30, 2007.
(22)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed on August 27, 2008.
(23)	Incorporated by reference from the exhibit filed with Hollywood Media Corp’s Form 8-K filed on December 29, 2009.
(24)	Incorporated by reference from the exhibit filed with Hollywood Media Corp’s Form 8-K filed on October 5, 2009.
(25)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD MEDIA CORP.

Date: March 19, 2010	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2010	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: March 19, 2010	/s/ Laurie S. Silvers
Laurie S. Silvers, Vice Chairman of the Board,
President and Secretary

Date: March 19, 2010	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer (Principal financial and accounting officer)

Date: March 19, 2010	/s/ Harry T. Hoffman
Harry T. Hoffman, Director

Date: March 19, 2010	/s/ Robert Epstein
Robert Epstein, Director

Date: March 19, 2010	/s/ Stephen Gans
Stephen Gans, Director

Date: March 19, 2010	/s/ Spencer Waxman
Spencer Waxman, Director