Form 10-K/A
period 2009-12-31
HOLLYWOOD MEDIA CORP
filed 2010-04-30
CIK 912544

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

Non-accelerated filer     ☒                                                               Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

As of April 27, 2010, there were 31,179,066 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

Hollywood Media Corp. (“Hollywood Media”) is filing this Form 10-K/A to make the following amendments to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009:

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

Name	Age	Position

Mitchell Rubenstein	56	Chairman of the Board and Chief Executive Officer

Laurie S. Silvers	58	Vice Chairman of the Board, President and Secretary

Scott A. Gomez	34	Chief Accounting Officer

Harry T. Hoffman	82	Director

Robert D. Epstein	65	Director

Spencer Waxman	45	Director

Stephen Gans	37	Director

Mitchell Rubenstein is a founder of Hollywood Media and has served as its Chairman of the Board and Chief Executive Officer since its inception in January 1993. Mr. Rubenstein was a founder of the Sci-Fi Channel, a cable television network that was acquired from Mr. Rubenstein and Laurie Silvers by USA Network in March 1992. Mr. Rubenstein served as President of the Sci-Fi Channel from January 1989 to March 1992 and served as Co-Vice Chairman of the Sci-Fi Channel from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Mr. Rubenstein practiced law for 10 years. Mr. Rubenstein received a J.D. degree from the University of Virginia School of Law in 1977 and a Masters in Tax Law (LL.M.) from New York University School of Law in 1979. He currently serves on the NYU Tax Law Advisory Board and is a member of the Founders Society, New York University, and is a member of the University of Virginia School of Law Business Advisory Council. He also serves on the Board of Advisors of Jewish Life at Duke University, which includes the Freeman Center for Jewish Life at Duke and the Rubenstein-Silvers Hillel at Duke. Together with Ms. Silvers, Mr. Rubenstein was named Co-Business Person of the Year, City of Boca Raton, Florida in 1992. Mr. Rubenstein is married to Laurie S. Silvers.

Laurie S. Silvers is a founder of Hollywood Media and has served as its Vice-Chairman, President and Secretary since its inception in January 1993. Ms. Silvers was a founder of the Sci-Fi Channel, of which she served as Chief Executive Officer from January 1989 to March 1992 and Co-Vice Chairman from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Ms. Silvers practiced law for 10 years. Ms. Silvers received a J.D. degree from University of Miami School of Law in 1977. Ms. Silvers serves on the Board of Trustees of the University of Miami and is a member of its Executive Committee, the Board of Directors of the Economic Council of Palm Beach County, Florida (of which she is Chair), the Board of Trustees of the Kravis Center of the Performing Arts in West Palm Beach, Florida and is Vice Chair of the Board of Directors of the Community Television Foundation of South Florida (WPBT Channel 2, the PBS Station in Miami, Florida).  She is a mentor for at-risk teenage girls with the Women of Tomorrow organization.

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

Harry T. Hoffman has served as a director of Hollywood Media since July 1993. From 1979 until his retirement in 1991, Mr. Hoffman served as President and Chief Executive Officer of Waldenbooks, Inc., then a leading national retailer of books, magazines and related items. From 1968 to 1978, he served as President and Chief Executive Officer of Ingram Book Company, a national book wholesaler. Mr. Hoffman serves as the Chairman of Hollywood Media’s Compensation Committee, and also serves on Hollywood Media’s Audit Committee, Stock Option Committee and Nominating Committee.

Robert D. Epstein has served as a director of Hollywood Media since December 2007.  Mr. Epstein, an attorney, founded the Epstein and Frisch law firm in Indianapolis, Indiana in 1972, which became an association of lawyers practicing as Epstein, Cohen, Donahoe & Mendes in 2004. Mr. Epstein specializes in a variety of areas of law, including media law and mergers and acquisitions. Prior to beginning his private law practice, Mr. Epstein worked in the legal department of Melvin Simon & Associates. He received a J.D. degree from Indiana University School of Law in 1970 and a B.A. degree from Franklin College of Indiana in 1967. Mr. Epstein currently serves as a board member of the Indianapolis Hebrew Congregation Foundation and the Community Music School in Sarasota, Florida, and has served as a local board member of the United States Selective Service System for 20 years. Mr. Epstein serves on Hollywood Media’s Audit Committee, Compensation Committee and Nominating Committee.

Spencer Waxman has served as a director of Hollywood Media since December 2008. Since 2003, Mr. Waxman has served as Managing Partner of Shannon River Capital Management, an investment firm focused on the technology media and telecommunications industries.  Mr. Waxman currently sits on the boards of several not for profit organizations, including the Samuel Waxman Cancer Research Foundation and the Board of Jewish Education of New York.  Mr. Waxman also serves on the Board of Advisors of Jewish Life at Duke University.  Mr. Waxman is a graduate of Duke University.

Stephen Gans has served as a director of Hollywood Media since December 2009. Since March 2005, Mr. Gans has served as Managing Member of Gans Family Investments LLLP, an investment firm focused on the technology, media and telecommunications industries.  Mr. Gans also served on the Board of Directors of City National Bancshares, the holding company of City National Bank of Florida, from January 2000 until November 2008.  Mr. Gans received a B.A. in Business and a Masters in Accounting from The University of Texas at Austin in 1994.  Mr. Gans serves on Hollywood Media’s Audit Committee and Stock Option Committee.

Audit Committee

The Audit Committee of Hollywood Media’s Board of Directors has been established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The current members of the Audit Committee are Harry T. Hoffman, Robert D. Epstein and Stephen Gans. The Board has determined that each of the current members of the Audit Committee meet the audit committee independence standards under the listing rules of the Nasdaq Stock Market.  The Board has further determined that the Audit Committee meets the Nasdaq listing requirement that at least one member of the Audit Committee has such experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.  During 2009, the Audit Committee held three meetings and acted four times by unanimous written consent.

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

Code of Ethics

Hollywood Media has adopted a Code of Professional Conduct that applies to all of its officers, directors and employees. This Code of Professional Conduct is available for viewing on our internet website at http://www.hollywoodmedia.com/corporate_governance.htm under the caption “Code of Professional Conduct.” Hollywood Media’s internet website and any other website mentioned in this Form 10-K/A or the Form 10-K amended hereby, and the information contained or incorporated therein, are not intended to be incorporated into this Form 10-K/A or the Form 10-K amended hereby.

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

To Hollywood Media’s knowledge, based solely on a review of the copies of such reports furnished to Hollywood Media or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% beneficial owners for the year ended December 31, 2009 have been complied with, other than: one Form 3 to report share ownership by Stephen Gans upon his election to the board of directors of Hollywood Media on December 21, 2009 that was filed on February 23, 2010.

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

Elements of Compensation

Base Salary

The base salary for each of Hollywood Media’s executive officers is targeted to recognize that officer’s unique value, experience, and actual and potential contribution to Hollywood Media’s success.  For 2009, Hollywood Media had three Named Executive Officers: Mitchell Rubenstein, its Chairman and Chief Executive Officer; Laurie S. Silvers, its President; and Scott Gomez, its Chief Accounting Officer.  During 2009, the Named Executive Officers had preexisting employment agreements specifying salary and other compensation, and received salaries as provided in their respective employment agreements.  The Compensation Committee, acting with authority from the Board of Directors, previously approved these existing employment agreements.  For additional information about these agreements, see “Employment Agreements with Named Executive Officers” below.

The current salary structure for Mr. Rubenstein and Ms. Silvers, including their base salaries and provisions for annual cost-of-living adjustments, were established in 2003 pursuant to amendments to their then current employment agreements.  In connection with approving the 2003 amendments, the Compensation Committee considered, among other things, the following factors: (i) various financial and operational achievements of Hollywood Media (and the efforts of Mr. Rubenstein and Ms. Silvers to facilitate such achievements), including but not limited to the launch of Hollywood Media’s digital cable television network and the successful launch and continued growth of MovieTickets.com; (ii) levels of compensation paid to CEOs, Presidents and other executive officers of approximately twenty-two industry competitors and similarly sized companies from entertainment related industries, including Ticketmaster, Imax, Tickets.com, iVillage and TheStreet.com; and (iii) the personal cash flow assistance that Mr. Rubenstein and Ms. Silvers had provided Hollywood Media, including, among other things, personally guaranteeing surety bonds on behalf of Hollywood Media and making available from their personal funds several lines of credit for Hollywood Media to draw upon, which provided Hollywood Media with over $10,000,000 in loans since the first line of credit was made available in 1997.  The Compensation Committee determined to increase the combined salary and annual bonuses for the Chief Executive Officer and President at a level approximately 10% below the market median benchmark for comparable positions among the industry competitors reviewed.  This determination reflected the Compensation Committee’s decision to take a more conservative stance, given the general climate and concerns surrounding executive compensation at the time that decision was made.

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

After giving due consideration to the recommendations contained in the Pearl Meyer study and the various factors discussed above, the Compensation Committee determined that maintaining the base salary of the executive officers at current levels and awarding short-term and long-term equity awards to the Company’s Chief Executive Officer and President would provide a total compensation mix in line with that of the market, at levels appropriate to retain the executive officers, while more appropriately aligning their incentives with those of our shareholders.  For additional information about these equity awards, see “Summary Compensation Table” and the “Option Exercises and Stock Vested in 2009” below.

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

On April 20, 2009, Mr. Gomez received a $25,000 cash bonus, payable in accordance with the terms of his employment agreement.  On November 30, 2009, the Compensation Committee of the Board of Directors approved the payment of an annual cash performance bonus of $250,000 to Mr. Rubenstein and $100,000 to Ms. Silvers in recognition of Hollywood Media’s overall good financial performance during the recessionary period which included the positive effects of such executives implementing, in advance of the economic downturn, significant across the board expense reductions while growing operating cash flow at the Company’s Broadway Ticketing division, highlighted by: (i) a $0.6 million, or 20%, increase in EBITDA at the Company’s Broadway Ticketing division in 2009, from approximately $3.0 million during the nine months ended September 30, 2008 to approximately $3.6 million during the same period in 2009; (ii) a $2.8 million, or 27%, decrease in payroll and benefits expenses for the Company as a whole, from $10.2 million in the first three quarters of 2008 to $7.4 million for the same period in 2009; and (iii) a $2.5 million, or 25%, decrease in selling, general and administrative expenses for the Company as a whole, from $10.1 million in the first three quarters of 2008 to $7.6 million for the same period in 2009, and including a $0.5 million decrease in marketing expenses, a $0.4 million decrease in occupancy expenses and $0.3 million decreases in travel and entertainment expenses and legal expenses, respectively. When considering and approving these discretionary bonuses, the Compensation Committee did not apply any specific quantitative relationship between objective measures of corporate performance and such compensation and took into account that they were not granting any stock options or other equity-based compensation awards to Mr. Rubenstein, Ms. Silvers or Mr. Gomez.

Stock Option Grants and Equity-Based Compensation

During the fiscal year ended December 31, 2009, no stock options or other equity-based compensation awards were granted to Mr. Rubenstein, Ms. Silvers or Mr. Gomez.

Management believes that stock options and other equity-based compensation is an important part of its executive compensation program as it serves to provide significant performance incentives to the executive officers and to align the interests of the executive officers with the interests of Hollywood Media’s stockholders.  The Compensation Committee has historically granted stock options to employees upon the commencement of their employment, as deemed appropriate.  However, due to the increased volatility of Hollywood Media’s stock price, the Compensation Committee did not grant stock options to employees in 2009 and has not awarded stock options to an executive officer since December 2005, but may reconsider doing so in the future.

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

Other Benefits

Perquisites

Although perquisites are not a primary aspect of Hollywood Media’s executive compensation, Hollywood Media provided its Named Executive Officers with the following perquisites during 2009:

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

The Plan permits, but does not require, Hollywood Media to make additional contributions on behalf of the participating employees in the form of cash and/or property (including without limitation shares of common stock of Hollywood Media), as determined by Hollywood Media in its discretion.  Hollywood Media will determine on an annual basis whether a matching contribution will be made and, if so, at what level of contribution.  For the fiscal year ended December 31, 2009, Hollywood Media elected to make a matching contribution for each participating employee equal to half of the first 8% of the employee’s deferral, payable in shares of common stock of Hollywood Media.  The matching contributions vest 25% per year of employment of the participating employee, with such employee becoming fully vested in any matching contributions after four years of employment.

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

Harry T. Hoffman, Chairman
Robert D. Epstein

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of Hollywood Media’s Named Executive Officers for each of the three fiscal years ended December 31, 2009, 2008 and 2007, respectively:

Name and Principal Position	Year	Salary		Bonus		Stock Awards		All Other Compensation		Total

Mitchell Rubenstein	2009	$464,834		$250,000		$106,250	(1)	$23,788	(2)	$844,872
Chief Executive Officer	2008	$460,657		$51,000	(3)	$243,750	(4)	$24,655	(5)	$780,062
	2007	$382,413	(6)	-		$535,650	(7)	$22,580	(8)	$940,643

Laurie S. Silvers	2009	$406,730		$100,000		$63,750	(9)	$33,817	(10)	$604,297
President	2008	$403,075		$51,000	(3)	$243,750	(4)	$32,511	(11)	$730,336
	2007	$334,612	(6)	-		$439,900	(12)	$29,059	(13)	$803,571

Scott Gomez	2009	$355,336		$321,473	(14)	-		$26,566	(15)	$703,375
Chief Accounting Officer	2008	$284,134		$321,473	(14)	-		$20,123	(16)	$625,730
	2007	$217,308		$125,000		$76,600	(17)	$26,938	(18)	$446,846

(1)
Stock awards include the vesting during the 2009 fiscal year of 104,167 shares of restricted common stock originally granted in December 2008, valued in accordance with FAS 123R at $106,250 based on the $1.02 closing market price per share on the date of grant.  A total of 250,000 shares of restricted common stock were granted to the executive on December 22, 2008 and will vest as follows, provided that the executive remains employed by Hollywood Media on such vesting dates: (a) one-third of the issued shares will vest at the rate of 25% per year on each of the first through fourth anniversaries of the date of grant, such that these shares will be fully vested on the fourth anniversary of the date of grant; (b) one-third of the issued shares will vest if, at any time prior to the fourth anniversary of the date of grant, Hollywood Media achieves EBITDA greater than zero for either (i) each of two consecutive fiscal quarters or (ii) any three quarters in any 15-month period, in each case beginning with the fourth fiscal quarter of 2008; and (c) one-third of the issued shares will vest if, at any time prior to the fourth anniversary of the date of grant, the closing price of Hollywood Media’s Common Stock exceeds $2.00 per share for at least 10 consecutive trading days after the date of grant.  Of the 104,167 shares of restricted common stock that vested during the 2009 fiscal year, 20,834 shares vested in accordance with the time vesting criteria discussed in clause (a) above and 83,333 vested as a result of meeting the EBITDA criteria discussed in clause (b) above.

(2)
Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $6,223, consisting of 4,445 shares of common stock of Hollywood Media valued using the $1.40 closing market price per share as of the last trading day of 2009, (b) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, and (c) $9,765 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(3)
Bonus includes 50,000 shares awarded by the Compensation Committee on December 22, 2008 in recognition of the executives’ respective contributions to Hollywood Media’s growth to date and their dedication and loyalty to Hollywood Media, valued in accordance with FAS 123R at $51,000 based on the $1.02 closing market price per share on the date of grant.

(4)
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

(5)
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

(6)	Excludes $76,080 and $66,570 of base salary voluntarily forgone by Mr. Rubenstein and Ms. Silvers, respectively, as previously announced on October 1, 2007.

(7)
Stock awards include (a) 55,000 shares awarded by the Compensation Committee on August 30, 2007 in recognition of the executive’s contribution to the sale of the assets of Hollywood Media’s wholly-owned subsidiary Showtimes.com, Inc. on August 24, 2007 (the “Showtimes Sale”), valued in accordance with FAS 123R at $210,650 based on the $3.83 closing market price per share on the date of grant and (b) the vesting during the 2007 fiscal year of 100,000 shares of restricted common stock originally granted in August 2004 as described in note 4 above, valued in accordance with FAS 123R at $325,000 based on the $3.25 closing market price per share of Hollywood Media’s common stock as of August 19, 2004, the date immediately preceding the grant date.

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

(9)
Stock awards include the vesting during the 2009 fiscal year of 62,500 shares of restricted common stock originally granted in December 2008, valued in accordance with FAS 123R at $63,750 based on the $1.02 closing market price per share on the date of grant.  A total of 150,000 shares of restricted common stock were granted to the executive on December 22, 2008 and will vest as described in note 1 above.  Of the 62,500 shares of restricted common stock that vested during the 2009 fiscal year, 12,500 shares vested in accordance with the time vesting criteria discussed in clause (a) of note 1 above and 50,000 vested as a result of meeting the EBITDA criteria discussed in clause (b) of note 1 above.

(10)
Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $6,205, consisting of 4,432 shares of common stock of Hollywood Media valued using the closing market price per share as of the last trading day of 2009, (b) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, and (c) $19,812 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(11)
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

(12)
Stock awards include (a) 30,000 shares awarded by the Compensation Committee on August 30, 2007 in recognition of the executive’s contribution to the Showtimes Sale, valued in accordance with FAS 123R at $114,900 based on the $3.83 closing market price per share on the date of grant and (b) the vesting during the 2007 fiscal year of 100,000 shares of restricted common stock originally granted in August 2004 as described in note 4 above, valued in accordance with FAS 123R at $325,000 based on the $3.25 closing market price per share of Hollywood Media’s common stock as of August 19, 2004, the date immediately preceding the grant date.

(13)
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

(14)
Bonus includes (a) a cash bonus of $25,000 payable in accordance with the terms of the executive’s employment agreement and (b) a cash bonus of $296,473, representing 50% of the Change of Control Payment payable in accordance with the terms of the executive’s employment agreement.  For additional information about the Change of Control Payment, see “Employment Agreements with Named Executive Officers” below.

(15)
Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $8,250, consisting of 5,893 shares of common stock of Hollywood Media valued using the closing market price per share as of the last trading day of 2009, and (b) $18,316 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(16)
Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $7,138, consisting of 7,138 shares of common stock of Hollywood Media valued using the closing market price per share as of the last trading day of 2008, and (b) $12,985 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

(17)
Stock awards include 20,000 shares awarded by the Compensation Committee on August 30, 2007 in recognition of the executive’s contribution to the Showtimes Sale, valued in accordance with FAS 123R at $76,600 based on the $3.83 closing market price per share on the date of grant.

(18)
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

2009 Grants of Plan-Based Awards Table

Hollywood Media maintains the 2004 Stock Incentive Plan and the 2000 Stock Incentive Plan pursuant to which grants may be made to the Named Executive Officers. No incentive plan awards were made to the Named Executive Officers during the fiscal year ended December 31, 2009.

Employment Agreements with Named Executive Officers

Employment Agreements with Chief Executive Officer and President. In 1993, Hollywood Media entered into employment agreements with each of Mitchell Rubenstein, to serve as Chairman and Chief Executive Officer, and Laurie S. Silvers, to serve as Vice Chairman and President.  The current terms of these agreements, as amended, are described below. These agreements were amended and restated in December 2008, and were amended further in connection with the proposed sale of Hollywood Media’s Broadway Ticketing Division that was announced on December 22, 2009 (which amendments are described further below).

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

Pursuant to the amended and restated employment agreements dated December 2008, the terms of both agreements were extended through December 31, 2010. The terms of each of the employment agreements are automatically extended for successive one-year terms unless Hollywood Media or the executive officer gives written notice to the other at least 90 days prior to the then-scheduled expiration date.  Each of the employment agreements provides for an annual salary (subject to automatic cost-of-living increases based on changes in the consumer price index), additional cash bonuses as determined by the Compensation Committee or the Board of Directors from time to time at their discretion, and an automobile allowance of $650 per month.  Pursuant to the amended and restated employment agreements dated December 2008, the current annual salary rates are $487,378 for Mr. Rubenstein and $426,456 for Ms. Silvers.

December 2009 Amendments.  In connection with the proposed sale of Hollywood Media’s Broadway Ticketing Division (the “Broadway Sale”) that was announced on December 22, 2009 (which will reduce the revenues of Hollywood Media), the Compensation Committee and the independent directors of Hollywood Media’s board of directors desired to reduce Hollywood Media’s fixed executive compensation while at the same time (a) retaining the services of Mr. Rubenstein and Ms. Silvers, each of whom Hollywood Media’s independent directors felt were key to Hollywood Media’s future success, and (b) providing an ongoing incentive to Mr. Rubenstein and Ms. Silvers that aligns their interests with the shareholders of Hollywood Media.  As described below, the Compensation Committee (working closely with the independent directors of Hollywood Media’s board of directors) negotiated amendments to the employment agreements of Mr. Rubenstein and Ms. Silvers which (i) reduce to the nominal amount of $1 per year the fixed salaries of both executives beginning 91 days after the consummation of the Broadway Sale, while providing the executives with an incentive based on the future distributions, proceeds, and certain other amounts that may be received by Hollywood Media from MovieTickets.com, Inc. (“MovieTickets.com”), and (ii) deferred a portion of the change of control payments both executives were entitled to receive under their existing employment agreements upon the closing of the Broadway Sale, which is described further below under the caption “Potential Payments upon Termination or Change-in-Control.”

On December 23, 2009, Hollywood Media entered into amendments to the amended and restated employment agreements dated December 2008 (the “Amendments”).  Pursuant to the Amendments, the executives shall continue to be employed by Hollywood Media for the same salary and benefits as set forth in the current agreements for a period of 90 days following the consummation of the Broadway Sale pursuant to the Purchase Agreement.  After such 90-day period, the executives shall be employed by Hollywood Media until such employment is terminated by either Hollywood Media or the executives (such period, the “Extension Term”).

During the Extension Term, Mr. Rubenstein and Ms. Silvers will no longer receive fixed salaries from Hollywood Media (other than a nominal payment of $1 per year), and will each instead receive compensation for his or her services to Hollywood Media in amounts equal to five percent (5%) of the sum of (i) any future distributions and other proceeds Hollywood Media receives in respect of its ownership interest in MovieTickets.com and (ii) certain other amounts that may be received by Hollywood Media from MovieTickets.com (collectively, the “5% Distribution”).

Except for certain limited exceptions, the Amendments shall be of no force or effect, and the amended and restated employment agreements dated December 2008 will continue in place and remain in full force and effect, in the event that (i) the Broadway Sale is not consummated pursuant to the terms and conditions of the stock purchase agreement, dated December 22, 2009 (the “Purchase Agreement”), between Hollywood Media and Key Brand Entertainment Inc. within 12 months after the date of the Amendments, (ii) the Purchase Agreement is terminated at any time for any reason before the consummation of the Broadway Sale, (iii) the employment of the executive is terminated by Hollywood Media other than for “cause,” or by the executive for “good reason,” before the consummation of the Broadway Sale and before the Purchase Agreement has been terminated, or (iv) at the election of the executive, if any amendment is made to the Purchase Agreement affecting the purchase price or other principal terms of the Broadway Sale.

Employment Agreement with Chief Accounting Officer. On May 19, 2005, Hollywood Media entered into an employment agreement with Scott Gomez, the Chief Accounting Officer of Hollywood Media.  The term of employment expires on April 13, 2011, unless terminated earlier, subject to automatic extensions for additional one-year periods unless any party gives notice of termination at least thirty days prior to the expiration date. Compensation under the agreement includes annual base salary of $175,000 effective as of April 14, 2005, subject to annual salary increases of $25,000, a $25,000 cash bonus within ten days of the signing of the agreement as well as annual $25,000 cash bonuses on each anniversary date of his employment with Hollywood Media, and a grant of options to purchase 25,000 shares of Hollywood Media’s common stock at a price equal to the closing sale price of the common stock on the trading day immediately preceding the date of the employment agreement.  The options were fully vested on the date of grant and have a five-year term.

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

As defined in Mr. Gomez’s employment agreement, a “Change of Control” includes, among other factors, the sale of 50% or more of the stock or assets of any two of Hollywood Media’s divisions known as Broadway Ticketing, Data Business or Hollywood.com.  The sale of the Data Business was completed in August 2007 (comprised of the sales of the Baseline StudioSystems and Showtimes businesses in August 2006 and August 2007, respectively), and the sale of the Hollywood.com Business was completed in August 2008.  Due to such sales of two of Hollywood Media’s divisions, a Change of Control as defined in Mr. Gomez’s employment agreement occurred on August 21, 2008, and as a result: (i) Mr. Gomez received a Change of Control Payment equal to $592,945, with 50% paid on August 21, 2008 and 50% paid on February 20, 2009; and (ii) the annual salary rate for Mr. Gomez reflected the 50% increase required during the Required Employment Period referenced above, which ended on August 20, 2009.  Pursuant to the amended and restated employment agreement dated August 2006, the current annual salary rate for Mr. Gomez is $300,000.

Additional terms of the employment agreements with the Named Executive Officers are described below under the caption “Potential Payments upon Termination or Change-in-Control.” For additional information about the sale of the Hollywood.com Business referenced above, see “Transactions with Related Persons” below.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table sets forth information regarding outstanding option and stock awards held by the Named Executive Officers at December 31, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Mitchell Rubenstein	-	-	-	-	-	62,500	$87,500	(1)	83,333	$116,666	(1)

Laurie S. Silvers	-	-	-	-	-	37,500	$52,500	(1)	50,000	$70,000	(1)

Scott Gomez	25,000	-	-	$4.44	5/19/2010	-	-		-	-
	10,000	-	-	$4.28	12/28/2010	-	-		-	-

(1)           The market value of the unvested shares of Hollywood Media’s common stock is based on the closing price per share as of December 31, 2009, which was $1.40.

Option Exercises and Stock Vested in 2009

The following table sets forth information regarding each exercise of stock options and vesting of restricted stock that occurred during 2009 for each of Hollywood Media’s Named Executive Officers on an aggregated basis:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)

Mitchell Rubenstein	-	-	104,167	(1)	$141,666	(2)

Laurie S. Silvers	-	-	62,500	(3)	$85,000	(4)

Scott Gomez	-	-	-		-

(1)           Represents the portion of the 250,000 shares of restricted common stock that were granted to the named officer on December 22, 2008 that vested during the fiscal year ended December 31, 2009.  As of December 31, 2009, there were 145,833 unvested shares remaining under this issuance.

(2)           The aggregate dollar amount realized upon vesting is based on the closing price per share of Hollywood Media’s common stock on the last trading date prior to each of the vesting dates that occurred during the fiscal year ended December 31, 2009, as follows: (a) 20,834 shares vested on December 22, 2009, valued at $28,334 based on a closing price of $1.36 per share on December 21, 2009, and (b) 83,333 shares vested on December 31, 2009, valued at $113,333 based on a closing price of $1.36 per share on December 30, 2009.

(3)           Represents the portion of the 150,000 shares of restricted common stock that were granted to the named officer on December 22, 2008 that vested during the fiscal year ended December 31, 2009.  As of December 31, 2009, there were 87,500 unvested shares remaining under this issuance.

(4)           The aggregate dollar amount realized upon vesting is based on the closing price per share of Hollywood Media’s common stock on the last trading date prior to each of the vesting dates that occurred during the fiscal year ended December 31, 2009, as follows: (a) 12,500 shares vested on December 22, 2009, valued at $17,000 based on a closing price of $1.36 per share on December 21, 2009, and (b) 50,000 shares vested on December 31, 2009, valued at $68,000 based on a closing price of $1.36 per share on December 30, 2009.

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

The Plan permits, but does not require, Hollywood Media to make additional contributions on behalf of the participating employees in the form of cash and/or property (including without limitation shares of common stock of Hollywood Media), as determined by Hollywood Media in its discretion.  Hollywood Media will determine on an annual basis whether a matching contribution will be made and, if so, at what level of contribution.  For the fiscal year ended December 31, 2009, Hollywood Media elected to make a matching contribution for each participating employee equal to half of the first 8% of the employee’s deferral, payable in shares of common stock of Hollywood Media.  The matching contributions vest 25% per year of employment of the participating employee, with such employee becoming fully vested in any matching contributions after four years of employment.

Nonqualified Deferred Compensation

Hollywood Media does not provide any nonqualified defined contribution or other deferred compensation plans.

Potential Payments Upon Termination or Change-in-Control

Mitchell Rubenstein – Chief Executive Officer

Pursuant to the current employment agreement between Hollywood Media and Mitchell Rubenstein, discussed under the caption “Employment Agreements with Named Executive Officers” above, upon a termination of Mr. Rubenstein’s employment by Hollywood Media for Mr. Rubenstein’s disability or for any reason other than death or “Cause” (as defined in the employment agreement) or upon a termination of Mr. Rubenstein’s employment by Mr. Rubenstein for “Good Reason” (as defined in the employment agreement), Mr. Rubenstein will be entitled to receive a lump sum payment equal to his then current salary until the expiration of the then current term of the employment agreement or for 12 months, whichever is greater.  For purposes of this agreement, a termination by Hollywood Media of Laurie S. Silvers’ employment without Cause will constitute a termination without Cause of Mr. Rubenstein.  In the event of a termination of employment by Hollywood Media as a result of Mr. Rubenstein’s death, Mr. Rubenstein’s estate will be entitled to receive a lump sum payment equal to one year’s base salary plus a pro rata portion of any bonus to which Mr. Rubenstein would have been entitled.  Assuming that Mr. Rubenstein’s employment was terminated by Hollywood Media on December 31, 2009 without Cause or as a result of Mr. Rubenstein’s disability, Mr. Rubenstein would be entitled to receive a lump sum payment equal to $487,378 (representing his then current salary through the December 31, 2010, the expiration of the then current term) and approximately $9,765 in insurance coverage for termination as a result of disability.  Assuming that this agreement was terminated on December 31, 2009 as a result of Mr. Rubenstein’s death, Mr. Rubenstein’s estate would be entitled to receive a lump sum payment of $487,378.

Under Mr. Rubenstein’s current employment agreement, if Mr. Rubenstein is affiliated with Hollywood Media on the date of a “Change of Control” (as defined in his employment agreement) that is not the Broadway Sale (as defined below), Mr. Rubenstein will receive a lump sum payment equal to three times his “base period income,” to be paid within 5 days of the date of the Change of Control.  As defined in his employment agreement, “base period income” shall be the sum of (i) the base salary paid or payable to Mr. Rubenstein with respect to the last fiscal year ending before the date of the Change of Control, and (ii) the greater of (x) Mr. Rubenstein’s bonus (both cash and stock) for the last fiscal year ending before the date of the Change of Control and (y) Mr. Rubenstein’s bonus (both cash and stock) for the second fiscal year preceding such date.  Assuming the occurrence of a Change of Control on December 31, 2009 that was not the Broadway Sale, Mr. Rubenstein would be entitled to receive a lump sum payment of $2,312,501.

Pursuant to the December 2009 amendment to Mr. Rubenstein’s employment agreement that was entered into in connection with the proposed sale of Hollywood Media’s Broadway Ticketing Division (the “Broadway Sale”), Mr. Rubenstein has agreed that if the Broadway Sale is consummated pursuant to the stock purchase agreement, dated December 22, 2009 (the “Purchase Agreement”), between Hollywood Media and Key Brand Entertainment Inc., then $812,501 of the amount Mr. Rubenstein would be entitled to receive upon such Change of Control will be deferred and paid in accordance with the amendment.  As a result, Mr. Rubenstein would receive a reduced Change of Control payment equal to $1.5 million upon the consummation of the Broadway Sale pursuant to the Purchase Agreement.

If Mr. Rubenstein continues to be employed by Hollywood Media on the first anniversary following the consummation of the Broadway Sale pursuant to the Purchase Agreement (or if such employment is terminated on or before such date by Hollywood Media without “cause” or by Mr. Rubenstein for “good reason”), then one-half of the deferred Change of Control payments will be paid to Mr. Rubenstein upon the receipt by Hollywood Media of payments on the Promissory Note (as defined in the Purchase Agreement), on a pro rata basis, and one-half of such payments will be paid to Mr. Rubenstein upon the receipt by Hollywood Media of payments under the first portion of the earnout under the Purchase Agreement, on a pro rata basis as follows: Mr. Rubenstein will receive (i) 4.76% of all payments of principal and interest received by Hollywood Media on account of the Promissory Note, and (ii) 5.79% of the first $7.0 million of earnout payments received by Hollywood Media pursuant to the Purchase Agreement.

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

Laurie S. Silvers – President

The current employment agreement between Hollywood Media and Laurie S. Silvers, discussed under the caption “Employment Agreements with Named Executive Officers” above, contains termination provisions that are identical to the termination provisions described above for Mr. Rubenstein.  Assuming that Ms. Silvers’ employment was terminated by Hollywood Media on December 31, 2009 without Cause or as a result of Ms. Silvers’ disability, Ms. Silvers would be entitled to receive a lump sum payment equal to $426,456 (representing her then current salary through the December 31, 2010, the expiration of the then current term) and approximately $19,812 in insurance coverage for termination as a result of disability.  Assuming that this agreement was terminated on December 31, 2009 as a result of Ms. Silvers’ death, Ms. Silvers’ estate would be entitled to receive a lump sum payment of $426,456.

Ms. Silvers’ current employment agreement also contains Change of Control provisions that are identical to the Change of Control provisions described above for Mr. Rubenstein.  Assuming the occurrence of a Change of Control on December 31, 2009 that was not the Broadway Sale, Ms. Silvers would be entitled to receive a lump sum payment of $1,832,189.

Pursuant to the December 2009 amendment to Ms. Silvers’ employment agreement that was entered into in connection with the Broadway Sale, Ms. Silvers has agreed that if the Broadway Sale is consummated pursuant to the Purchase Agreement, then $332,189 of the amount Ms. Silvers would be entitled to receive upon such Change of Control will be deferred and paid in accordance with the amendment.  As a result, Ms. Silvers would receive a reduced Change of Control payment equal to $1.5 million upon the consummation of the Broadway Sale pursuant to the Purchase Agreement.

If Ms. Silvers continues to be employed by Hollywood Media on the first anniversary following the consummation of the Broadway Sale pursuant to the Purchase Agreement (or if such employment is terminated on or before such date by Hollywood Media without “cause” or by Ms. Silvers for “good reason”), then one-half of the deferred Change of Control payments will be paid to Ms. Silvers upon the receipt by Hollywood Media of payments on the Promissory Note (as defined in the Purchase Agreement), on a pro rata basis, and one-half of such payments will be paid to Ms. Silvers upon the receipt by Hollywood Media of payments under the first portion of the earnout under the Purchase Agreement, on a pro rata basis as follows: Ms. Silvers will receive (i) 1.94% of all payments of principal and interest received by Hollywood Media on account of the Promissory Note, and (ii) 2.36% of the first $7 million of earnout payments received by Hollywood Media pursuant to the Purchase Agreement.

Scott Gomez – Chief Accounting Officer

Pursuant to the current employment agreement between Hollywood Media and Scott Gomez, discussed under the caption “Employment Agreements with Named Executive Officers” above, Hollywood Media is required to provide Mr. Gomez with sixty (60) days’ notice prior to terminating his employment without “Cause” (as such term is defined in the employment agreement) at any time prior to April 13, 2011.  Assuming that this agreement was terminated without notice by Hollywood Media on December 31, 2009 for reasons other than for Cause, Mr. Gomez would be entitled to continue receiving his salary and benefits for 60 days following such termination date, totaling approximately $53,000.

Director Compensation

The following table sets forth information regarding the compensation received by each of Hollywood Media’s Directors during 2009:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Mitchell Rubenstein, Chairman(1)	-	-	-	-	-	-	-

Laurie S. Silvers, Vice Chairman(1)	-	-	-	-	-	-	-

Harry T. Hoffman	$66,167	-	-	-	-	-	$66,167

Robert E. McAllan(2)	$59,000	-	-	-	-	-	$59,000

Deborah J. Simon	$15,000	-	-	-	-	-	$15,000

Robert D. Epstein	$37,000	-	-	-	-	-	$37,000

Spencer Waxman	$34,500	-	-	-	-	-	$34,500

Stephen Gans(2)	-	-	-	-	-	-	-

(1)           Ms. Silvers and Mr. Rubenstein are executive officers and employees of Hollywood Media, and their compensation is reported separately above in this “Executive Compensation” portion of this Form 10-K/A, prior to this “Director Compensation” discussion.

(2)           During 2009, Mr. McAllan was a member of the Board until the expiration of his term as a Director on December 21, 2009 and Ms. Simon was a member of the Board until her resignation effective June 11, 2009.

(3)           Mr. Gans first became a Director upon his election to the Board of Directors at Hollywood Media’s Annual Meeting of Shareholders held on December 21, 2009.

(4)           The table below shows the aggregate number of shares subject to all outstanding stock options held by the named directors as of December 31, 2009, including options granted during 2009 and prior years, all of which options were granted under the Directors Stock Option Plan for non-employee directors (described below).

Total Options Held at 12/31/2009
Name	(# of shares)
Harry T. Hoffman	70,254
Robert D. Epstein	15,000
Robert E. McAllan	80,435
Deborah J. Simon	85,254

Retainer and Meeting Fees

Directors of Hollywood Media who are neither employees nor consultants (“non-employee directors”) are compensated at the rate of $2,500 for each meeting of the Board of Directors attended in person, $500 for each meeting of the Board attended by telephone, and $500 for each committee meeting attended. Directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings.  In addition, commencing January 1, 2008, non-employee directors are paid $25,000 per year of service on the Board, and the chairman of any committee of the Board is paid an additional $25,000 per year of service as chairman.  The current committee chairman is Harry Hoffman, who is Chairman of the Compensation Committee.

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

Compensation Committee Interlocks and Insider Participation.

The current members of Hollywood Media’s Compensation Committee are Harry T. Hoffman and Robert D. Epstein.  No member of the Compensation Committee was at any time during the 2009 fiscal year or at any other time an officer or employee of Hollywood Media.  No member of the Compensation Committee had any relationship during the 2009 fiscal year requiring disclosure under Item 404.  In addition, none of Hollywood Media’s executive officers serves (or served during the 2009 fiscal year) as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving (or who served during the 2009 fiscal year) as members of Hollywood Media’s Board of Directors or Compensation Committee.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of the common stock of Hollywood Media as of April 27, 2010 (or other date as indicated in the footnotes below) by:
•	each person or group known by Hollywood Media to beneficially own more than 5% of the outstanding shares of common stock of Hollywood Media;
•	each director of Hollywood Media;
•	each executive officer of Hollywood Media; and
•	all of the current directors and executive officers of Hollywood Media as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percent of Class(2)
Shannon River Fund Management Co. LLC	3,123,860	(3)	10.02%
Intana Management, LLC	3,055,379	(4)	9.80%
Morgan Stanley	2,649,011	(5)	8.49%
CCM Master Qualified Fund, Ltd.	2,632,034	(6)	8.44%
Mitchell Rubenstein and Laurie S. Silvers	1,816,330	(7)	5.82%
Potomac Capital Management LLC	1,756,553	(8)	5.63%
Dimensional Fund Advisors, LP	1,578,227	(9)	5.06%
Stephen Gans	3,066,994	(10)	9.84%
Harry T. Hoffman	83,254	(11)	*
Scott Gomez	54,986	(12)	*
Robert D. Epstein	16,000	(13)	*
Spencer Waxman	3,123,860	(14)	10.02%
All directors, director nominees and executive officers of Hollywood Media as a group (7 persons)	8,243,267	(15)	26.29%

*           Less than 1%

(1)        Except as otherwise noted in the footnotes below, the address of each beneficial owner is in care of Hollywood Media Corp., 2255 Glades Road, Boca Raton, Florida 33431.

(2)        For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person’s or group’s ownership is deemed to include any shares of common stock that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days are deemed to be outstanding, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  Hollywood Media had 31,179,066 outstanding shares of common stock as of April 27, 2010.

(3)        Based on a Schedule 13D filed with the SEC on February 26, 2009, Shannon River Fund Management Co. LLC, Shannon River Global Management LLC, Shannon River Partners, LP, Shannon River Partners II, LP, Doonbeg Fund, LP and Shannon River Partners LTD beneficially own, in the aggregate, such shares. The reported business address for these holders is 800 Third Avenue, 30th Floor, New York, New York 10022.

(4)        Based on a Schedule 13G/A filed with the SEC on February 16, 2010, Intana Management, LLC and Intana Capital Master Fund, Ltd. beneficially own such shares.  The reported business address for these holders is 505 Park Avenue, 3rd Floor, New York, New York 10022.

(5)        Based on a Schedule 13G/A filed with the SEC on February 12, 2010, Morgan Stanley and Morgan Stanley Capital Services Inc. beneficially own such shares. The reported business address for these holders is 1585 Broadway, New York, NY 10036.

(6)        Based on a Schedule 13G/A filed with the SEC on February 16, 2010, CCM Master Qualified Fund, Ltd., Coghill Capital Management, L.L.C. and Clint D. Coghill have shared voting and shared dispositive power with respect to such shares. The reported business address for these holders is One North Wacker Drive, Suite 4350, Chicago, IL 60606.

(7)        Represents 1,122,790 outstanding shares of common stock which are owned by Mitchell Rubenstein individually (including 13,560 shares held for his account in Hollywood Media’s 401(k) plan) and 693,540 outstanding shares of common stock which are owned individually by Laurie S. Silvers, his wife (including 13,540 shares held for her account in Hollywood Media’s 401(k) plan).

(8)        Based on a Schedule 13G filed with the SEC on August 29, 2008, Potomac Capital Management LLC, Potomac Capital Management Inc. and Paul J. Solit beneficially own such shares, which include an aggregate of 150,000 shares issuable pursuant to exercisable warrants. The reported business address for these holders is 825 Third Avenue, 33rd Floor, New York, New York 10022.

(9)        Based on a Schedule 13G/A filed with the SEC on February 8, 2010, Dimensional Fund Advisors, LP beneficially owns such shares.  The reported business address for this holder is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(10)      Based on a Schedule 13D filed with the SEC on March 3, 2010, Mr. Gans beneficially owns such shares.  The reported business address for this holder is 1680 Michigan Avenue, Suite 1001, Miami Beach, Florida 33139.

(11)      Represents 13,000 outstanding shares of common stock, and 70,254 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. Hoffman.

(12)      Represents 44,986 outstanding shares of common stock (including 4,986 shares held for Mr. Gomez’s account in Hollywood Media’s 401(k) plan), and 10,000 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. Gomez.

(13)      Represents 1,000 outstanding shares of common stock, and 15,000 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. Epstein.

(14)      Represents shares beneficially owned by Shannon River Fund Management Co. LLC and affiliated entities as described in footnote 3 above.  Mr. Waxman is the Managing Partner of Shannon River Fund Management Co. LLC.

(15)      Represents an aggregate of 8,067,578 outstanding shares of common stock and 175,689 shares of common stock issuable pursuant to exercisable options.

Securities authorized for issuance under equity compensation plans.  The following table sets forth information as of December 31, 2009, regarding compensation plans under which equity securities of Hollywood Media are authorized for issuance, aggregated by “Plan category” as indicated in the table:

EQUITY COMPENSATION PLAN INFORMATION

	AS OF DECEMBER 31, 2009
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by security holders(2)	520,943	$4.37	528,370
Equity compensation plans not approved by security holders(3)	807,500	$4.27	—
Total	1,328,443		528,370

(1)        Excluding securities reflected in column “(a).”

(2)        Hollywood Media has four shareholder-approved equity compensation plans: the 2004 Stock Incentive Plan, 2000 Stock Incentive Plan, 1993 Stock Option Plan, and the Directors Stock Option Plan. No additional grants of stock options may be made under the 1993 Stock Option Plan or the Directors Stock Option Plan because the periods for granting options under such plans expired in July 2003 and July 2008, respectively. In addition to stock options, each of the 2004 Stock Incentive Plan and the 2000 Stock Incentive Plan permit the granting of stock awards and other forms of equity compensation and, as of December 31, 2009, the number of shares available for granting additional awards was 298,261 shares under the 2004 Stock Incentive Plan and 226,052 shares under the 2000 Stock Incentive Plan.  Additional information about such plans and awards is provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s 2009 Form 10-K filed with the SEC.

(3)        Equity compensation not approved by security holders consists primarily of warrants or other equity purchase rights granted to non-employees of Hollywood Media.  Additional information about such equity compensation is provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s 2009 Form 10-K filed with the SEC.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Scott Gomez has been an executive officer of Hollywood Media since April 2003. Hollywood Media employed his father, Jose Gomez, from December 2000 through April 2010 in information systems and business development positions, not as an executive officer.  Total 2009 cash compensation (salary and bonus) of Jose Gomez was $175,313.

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

In connection with the transaction, Hollywood Media and the Hollywood.com Business entered into an agreement to provide certain temporary administrative services, which Hollywood Media did solely to provide for an efficient and orderly transition.  Hollywood Media was reimbursed by the Hollywood.com Business for out of pocket costs and incremental expenses incurred in providing services under such agreement, including, but not limited to, payments of any pro rata portions of any applicable employee salaries and benefits.  The term of such agreement was through November 21, 2009, but Hollywood Media substantially completed the transfer of all functions covered by such agreement by December 31, 2008.

Review, Approval or Ratification of Transactions with Related Persons

The matters disclosed above under the caption “Transactions with Related Persons” are disclosed pursuant to Item 404(a) of SEC Regulation S-K.  This paragraph is provided under Item 404(b) of SEC Regulation S-K to describe Hollywood Media’s policies and procedures for the review, approval, or ratification of transactions required to be reported under Item 404(a) of SEC Regulation S-K.  Hollywood Media’s policy is and has been to comply with the requirements of Nasdaq corporate governance rule 4350(h), which requires review and approval of “related party transactions” required to be disclosed pursuant to Item 404 of SEC Regulation S-K, and that such approval be made by the audit committee or another independent body of the board of directors.  Hollywood Media’s directors have been made aware of the Nasdaq rule 4350(h) requirements from time to time pursuant to notice provided in written actions of the Board and/or Committees of the Board as well as discussed in Board and/or Committee meetings, and in addition such approval requirements are recognized in the Charter of the Audit Committee; however, as of the date of this Form 10-K/A Hollywood Media has not implemented written policies designating specified procedures or standards for compliance with Nasdaq rule 4350(h). Item 404 transactions are generally reviewed and approved or ratified on a case-by-case basis by a committee of independent directors by meeting or written consent, usually by Hollywood Media’s Audit Committee or Compensation Committee. There are no transactions since the beginning of 2009 required to be reported under paragraph Item 404(a) of SEC Regulation S-K that did not require review, approval or ratification or as to which such approval requirements were not followed.

Director Independence

Hollywood Media’s Board of Directors consists of six directors.  The Board has determined that a majority of the current members of the Board (Harry T. Hoffman, Robert D. Epstein, Spencer Waxman and Stephen Gans) are independent directors of Hollywood Media as defined under the Securities Exchange Act of 1934 and rules thereunder and under the listing rules of the Nasdaq Stock Market. In making this determination, the Board has concluded that none of these independent Board members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

The following table shows fees billed to Hollywood Media by its independent registered public accounting firm, Kaufman Rossin & Co., P.A., for each of the two fiscal years ended December 31, 2009 and 2008, respectively, for services rendered in the specified categories indicated below.

Type of Fees	2009	2008
Audit Fees	$467,567	$707,468
Audit-Related Fees	98,782	81,475
Tax Fees	—	—
All Other Fees	2,460	—
Total	$568,809	$788,943

The fee types referenced in the above table are defined as follows:

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

For each of the two fiscal years ended December 31, 2009 and 2008, respectively, and through the date of this Form 10-K/A, the Audit Committee has not adopted pre-approval policies covering such periods or future periods.  Accordingly, any services provided by our principal auditing firm during the period January 1, 2009 through the date of this Form 10-K/A were approved by the Audit Committee on a case-by-case basis. However, in the future the Audit Committee may adopt pre-approval policies and procedures in accordance with applicable rules.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K*:

•	Report of Independent Registered Public Accounting Firm*

•	Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008*

•	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007*

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007*

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007*

•	Notes to Consolidated Financial Statements*

*Previously filed as an exhibit to this Form 10-K

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.

3. Exhibits

The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Location of Exhibit

2.1	Stock Purchase Agreement dated as of December 22, 2009, by and between Hollywood Media Corp. and Key Brand Entertainment Inc.	(23)

3.1	Third Amended and Restated Articles of Incorporation.	(1)

3.2	Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences, Rights and Limitations of Series E Junior Preferred Stock.	(2)

3.3	Amended and Restated Bylaws of Hollywood Media Corp., dated as of September 1, 2006.	(3)

4.1	Form of Common Stock Certificate.	(4)

4.2	Amended and Restated Rights Agreement dated as of August 23, 1996 between Hollywood Media Corp. (f/k/a Big Entertainment, Inc.) and American Stock Transfer & Trust Company, as Rights Agent.	(5)

4.3	Amendment No. 1, dated as of December 9, 2002, to Amended and Restated Rights Amendment dated as of August 23, 1996 between Hollywood Media Corp. and American Stock Transfer & Trust Company.		(6)

4.4	Amendment No. 2, dated as of September 1, 2006, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended December 9, 2002, between Hollywood Media Corp. and American Stock Transfer & Trust Company.		(3)

10.1	Compensatory Plans, Contracts and Arrangements:

	(a)	1993 Stock Option Plan, as amended effective October 1, 1999.	(7)

	(b)	Directors Stock Option Plan, as amended effective May 1, 2003.	(8)

	(c)	2000 Stock Incentive Plan, as amended October 30, 2003.	(9)

	(d)	2004 Stock Incentive Plan.	(10)

	(e)	Hollywood Media Corp. 401(k) Retirement Savings Plan, dated as of September 16, 2004 (the “Plan”); Amendment to the Plan, dated as of September 16, 2004; related Volume Submitter (Cross-Tested Defined Contribution Plan and Trust); EGTRRA Amendment to the Plan and Post-EGTRRA Amendment to the Plan, dated as of September 16, 2004.	(11)

	(f)	Amendment to Hollywood Media Corp. 401(k) Retirement Savings Plan, dated June 16, 2005.	(12)

	(g)	Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Mitchell Rubenstein.	(13)

	(h)	Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Laurie S. Silvers.	(13)

	(i)	Amended and Restated Employment Agreement, dated as of August 9, 2006, by and between Hollywood Media Corp. and Scott Gomez.	(14)

	(j)	Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2009, by and between Hollywood Media Corp. and Mitchell Rubenstein.	(23)

	(k)	Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2009, by and between Hollywood Media Corp. and Laurie S. Silvers.	(23)

10.2	Amended and Restated Partnership Agreement dated as of November 21, 2002 between Hollywood Media Corp. and Dr. Martin H. Greenberg.		(15)

10.3	Agreement for the Sale and Purchase of UK Theatres Online Limited and other Companies, dated November 22, 2005, by and among Cinemasource UK Limited, Jeffrey Spector and the other shareholders party thereto.		(16)

10.4	Agreement for the Sale and Purchase of CinemasOnline Limited, dated November 22, 2005, by and between Mitchell Clifford Cartwright and Cinemasource UK Limited.	(16)

10.5	Note Purchase Agreement, dated as of November 22, 2005, by and among Hollywood Media and each of the Purchasers, including the forms of Notes and Warrants issued to the Purchasers and the form of registration rights agreement.	(16)

10.6	Registration Rights Agreement dated November 23, 2005 by and among Hollywood Media Corp. and the investors signatory thereto.	(17)

10.7	Letter agreements dated March 15, 2006, by and between Hollywood Media Corp. and each of the holders of its 8% Senior Unsecured Notes dated November 23, 2005.	(18)

10.8	Form of Common Stock Purchase Warrants dated March 15, 2006, issued to the Holders of Hollywood Media Corp.’s 8% Senior Unsecured Notes dated November 23, 2005.	(18)

10.9	Stock Purchase Agreement, dated as of August 25, 2006, by and between The New York Times Company and Hollywood Media Corp.	(19)

10.10	Asset Purchase Agreement, dated as of February 1, 2007, by and among Theatre Direct NY, Inc., Showtix LLC and each of the members of Showtix LLC.	(20)

10.11	Asset Purchase Agreement, dated as of August 24, 2007, by and among Hollywood Media Corp., Showtimes.com, Inc. Brett West and West World Media, LLC.	(21)

10.12	Purchase Agreement dated as of August 21, 2008, between Hollywood Media Corp. and R&S Investments, LLC.	(22)

10.13	Transition Services Agreement dated as of August 21, 2008 between Hollywood Media Corp., Hollywood.com, LLC and Totally Hollywood TV, LLC.	(22)

10.14	Amendment to Purchase Agreement dated September 30, 2009 between Hollywood Media Corp. and R&S Investments, LLC.	(24)

10.15	Escrow Agreement, dated as of December 22, 2009, by and between Hollywood Media Corp., Key Brand Entertainment Inc. and The Bank of New York Mellon.	(23)

21.1	Subsidiaries of Hollywood Media.	(25)

23.1	Consent of Kaufman, Rossin & Co., P.A. Independent Registered Public Accounting Firm.	*

31.1	Certification of Chief Executive Officer (Section 302).	*

31.2	Certification of Chief Accounting Officer (Principal financial and accounting officer) (Section 302).	*

31.3	Certification of Chief Executive Officer (Section 302).	**

31.4	Certification of Chief Accounting Officer (Principal financial and accounting officer) (Section 302).	**

32.1	Certification of Chief Executive Officer (Section 906).	*

32.2	Certification of Chief Accounting Officer (Principal financial and accounting officer) (Section 906).	*

*	Previously filed as an exhibit to this Form 10-K.
**	Filed herewith as an exhibit to this Form 10-K/A Amendment No. 1 to Form 10-K.

(1)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2000.
(2)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(3)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on September 5, 2006.
(4)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form SB-2 (No. 33-69294).
(5)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on October 20, 1999.
(6)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on December 10, 2002.
(7)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 1999.
(8)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.
(9)	Incorporated by reference from Appendix C to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.
(10)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 4, 2004 for its 2004 Annual Meeting of Shareholders.
(11)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on September 17, 2004.
(12)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(13)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on December 22, 2008.
(14)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.
(16)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on November 28, 2005.
(17)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form S-3 (No. 333-130903).
(18)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on March 16, 2006.
(19)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on August 28, 2006.
(20)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on February 6, 2007.
(21)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed on August 30, 2007.
(22)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed on August 27, 2008.

(23)	Incorporated by reference from the exhibit filed with Hollywood Media Corp’s Form 8-K filed on December 29, 2009.
(24)	Incorporated by reference from the exhibit filed with Hollywood Media Corp’s Form 8-K filed on October 5, 2009.
(25)	Incorporated by reference for the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD MEDIA CORP.

Date: April 30, 2010	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board
and Chief Executive Officer