Form 10-Q
period 2010-03-31
HOLLYWOOD MEDIA CORP
filed 2010-05-17
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐                 Accelerated filer ☐          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐  No ☒

As of May 11, 2010, there were 31,179,066 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

 Page(s)

		Page(s)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of March 31, 2010
	(unaudited) and December 31, 2009	1

	Condensed Consolidated Statements of Operations (unaudited) for the
	Three Months ended March 31, 2010 and 2009	2

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	Three Months ended March 31, 2010 and 2009	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-12

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	25

ITEM 4.	CONTROLS AND PROCEDURES	25-26

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	27

ITEM 1A.	RISK FACTORS	27

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27-28

ITEM 6.	EXHIBITS	29

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,010,121	$11,764,810
Receivables, net	1,091,243	897,503
Inventories held for sale	2,975,760	3,735,691
Deferred ticket costs	15,496,215	10,985,160
Prepaid expenses	2,630,684	1,896,237
Other receivables	1,686,692	1,125,263
Other current assets	102,391	436,675
Related party receivable	361,704	335,245
Restricted cash	1,221,000	1,221,000
Total current assets	35,575,810	32,397,584

PROPERTY AND EQUIPMENT, net	4,132,440	4,369,085
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	610,044	230,097
INTANGIBLE ASSETS, net	327,961	390,818
GOODWILL	20,197,513	20,197,513
OTHER ASSETS	21,082	21,082
TOTAL ASSETS	$60,864,850	$57,606,179

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,462,064	$1,632,351
Accrued expenses and other	2,415,826	3,074,549
Deferred revenue	19,063,900	14,012,178
Gift certificate liability	3,590,902	3,794,899
Customer deposits	669,254	948,273
Current portion of capital lease obligations	102,629	123,061
Current portion of notes payable	25,364	37,454
Total current liabilities	27,329,939	23,622,765

DEFERRED REVENUE	270,059	309,190
CAPITAL LEASE OBLIGATIONS, less current portion	56,643	75,830
OTHER DEFERRED LIABILITY	1,083,186	1,105,553
NOTES PAYABLE, less current portion	1,150	2,432

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 31,179,066 and
31,037,656 shares issued and outstanding at March 31, 2010 and
December 31, 2009, respectively	311,791	310,377
Additional paid-in capital	309,699,606	309,480,331
Accumulated deficit	(277,901,677)	(277,315,848)
Total Hollywood Media Corp. shareholders’ equity	32,109,720	32,474,860
Non-controlling interest	14,153	15,549
Total shareholders’ equity	32,123,873	32,490,409
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,864,850	$57,606,179

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

[1]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2010	2009

NET REVENUES
Ticketing	$22,227,083	$20,242,565
Other	1,069,266	1,071,332
	23,296,349	21,313,897

OPERATING COSTS AND EXPENSES
Cost of revenues – ticketing	18,196,636	17,034,100
Editorial, production, development and technology	689,166	641,990
Selling, general and administrative	2,516,952	2,680,011
Payroll and benefits	2,724,578	2,586,676
Depreciation and amortization	384,039	407,074

Total operating costs and expenses	24,511,371	23,349,851

Loss from operations	(1,215,022)	(2,035,954)

EQUITY IN EARNINGS OF UNCONSOLIDATED
INVESTEES	379,947	1,913,643

OTHER INCOME
Interest, net	11,238	11,452
Other, net	59,327	15,839

Loss from continuing operations	(764,510)	(95,020)

Income from discontinued operations	180,470	-

Net loss	(584,040)	(95,020)

NET (INCOME) LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	(1,789)	3,167

Net loss attributable to Hollywood Media Corp.	$(585,829)	$(91,853)

Basic and diluted loss per common share
Continuing operations	$(0.02)	$(0.00)
Discontinued operations	-	-
Total basic and diluted net loss per share	$(0.02)	$(0.00)

Weighted average common and common equivalent shares outstanding – basic and diluted	30,868,745	30,418,516

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

[2]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(584,040)	$(95,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	(180,470)	-
Depreciation and amortization	384,039	407,074
401(k) stock match	34,766	42,229
Equity in earnings of unconsolidated investees, net of dividends	(379,947)	559
Stock compensation expense	5,959	5,958
Stock compensation expense - officers	16,756	17,687
Provision for bad debts	61,600	59,740
Distributions to minority owners	(3,185)	(10,486)

Changes in assets and liabilities:
Receivables	(255,340)	(130,142)
Inventories held for sale	759,931	(86,164)
Deferred ticket costs	(4,511,055)	(2,723,204)
Prepaid expenses	(734,447)	168,125
Other receivables	(561,429)	(241,244)
Related party receivable	154,670	(6,662)
Other current assets	334,284	81,936
Other assets	-	38,578
Accounts payable	(170,287)	573,873
Accrued expenses and other	(489,637)	(835,220)
Deferred revenue	4,808,594	2,840,064
Customer deposits	(279,019)	(60,685)
Other deferred liability	(22,367)	(16,066)
Restricted cash	-	(1,221,000)
Net cash used in operating activities	(1,610,624)	(1,190,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(91,074)	(558,754)
Loss on disposition of assets	-	1,646
Net cash used in investing activities	(91,074)	(557,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under capital lease obligations	(39,619)	(48,745)
Repayments of notes payable	(13,372)	(12,044)
Stock repurchase program	-	(72,954)
Net cash used in financing activities	(52,991)	(133,743)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,754,689)	(1,880,921)

CASH AND CASH EQUIVALENTS, beginning of period	11,764,810	12,685,946

CASH AND CASH EQUIVALENTS, end of period	$10,010,121	$10,805,025

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$7,803	$13,556
Income taxes paid	$1,336	$1,500

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

[3]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)           BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  The accompanying financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position, results of operations and cash flows.  The results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results of operations or cash flows, which may result for the remainder of 2010.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

Loss Per Common Share

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic No. 260, “Earnings Per Share” (ASC 260), requires companies to present basic and diluted earnings per share (“EPS”).  Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period presented.

The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants totaled 1,328,443 and 1,488,443 shares for the three months ended March 31, 2010 and 2009, respectively, and such shares were excluded from the calculation of basic and diluted loss per share for the three months ended March 31, 2010 and 2009, because their impact was anti-dilutive to the loss per share from continuing operations.  Unvested restricted shares outstanding are not included in the basic calculation until vesting occurs and are not included in the diluted calculation because they are anti-dilutive.  There were 233,333 unvested restricted shares outstanding as of March 31, 2010, and 400,000 unvested shares as of March 31, 2009.

[4]

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

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the estimated collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $0.4 million and $0.5 million at March 31, 2010 and December 31, 2009, respectively.  The allowance is primarily attributable to receivables due from customers of the U.K. based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”).  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s condensed consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

Ticketing Revenue Recognition

Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational organizations.  Proceeds from these sales received in advance of the corresponding performance activities are included in “Deferred Revenue” in our accompanying condensed consolidated balance sheets, at the time of receipt.  The Company is the primary obligor and recognizes revenue on a gross basis during the periods the performances of the shows occur.

[5]

Gift certificate liability is derived from the sale of gift certificates for Broadway, off-Broadway, London shows and dinner and show sales to individuals, groups, travel agencies, tour groups and corporate programs.  Proceeds from these sales are included in “Gift Certificate Liability” in our accompanying condensed consolidated balance sheets at the time of receipt and, if redeemed, are recognized as revenue in the period the performance of the show occurs.  Gift certificates issued do not expire.

Hotel package revenue is derived from the sale of exclusive allocation rooms provided by New York City hotels to individuals and groups.  Proceeds from these sales are included in “Customer Deposits” in our accompanying condensed consolidated balance sheets, at the time of receipt, and are recognized as revenue on a net basis on the dates of departure from the hotel.

Dinner voucher revenue is derived from the sale of dinner vouchers for meals at restaurants in New York City to individuals and groups.  Proceeds from these sales are included in “Customer Deposits” in our accompanying condensed consolidated balance sheets, at the time of receipt, and are recognized as revenue on a net basis on the dates the vouchers are presented, or upon expiration of the voucher.

ASC Topic No. 605, “Revenue Recognition”), subtopic 605-45 “Principle Agent Considerations,” provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue (as a principal) from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee as an agent. Hollywood Media’s existing accounting policies conform to the ASC 605-45. Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in our accompanying condensed consolidated statements of operations.  Revenues on hotel packages and dinner vouchers sold for New York restaurants are reported on a net basis in our accompanying condensed consolidated statements of operations.

Segment Information

ASC Topic No. 280, “Segment Reporting”, establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

Recent Accounting Pronouncements

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

[6]

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”   This ASU removed the requirement for SEC filers to disclose the date through which subsequent events have been evaluated to remove potential conflicts with SEC literature. This update was effective and adopted by the Company in February 2010.  The impact of this change was not material to the Company’s condensed consolidated financial statements.

(3)           DISCONTINUED OPERATIONS:

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”).  R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the purchase agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000, which includes $1,000,000 cash, which was paid to Hollywood Media at closing, and potential earn-out payments totaling $9,000,000.  Hollywood Media recognized $181,129 in earn-out gain during the three months ended March 31, 2010 which is included in “Income from discontinued operations” in our condensed consolidated statements of operations.  Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

The earn-out payments equal the greater of 10 percent of gross collected revenue and 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the earn-out is fully paid.  The Company considers the remaining potential earn-out payments to be contingent consideration and non-recourse.  Thus, the company will not record a receivable and any corresponding gain until the contingencies have been met.  The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable are recorded.  As of March 31, 2010, there remains $8,141,529 in potential earn-out payments.     Hollywood Media recorded $181,129 in income under this arrangement, offset by $659 of expenses, which was recorded in income from discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2010.  Hollywood Media has received the earn-out monies in accordance with the payment terms.  There was no earn-out gain recorded for the three months ended March 31, 2009.         If a subsequent change of control of the Hollywood.com Business, or a portion thereof, occurs before the earn-out is fully paid, the remaining portion of the earn-out would be paid to the Company immediately upon such an event, up to the amount of the consideration received less related expenses. If the aggregate proceeds received by the Company in such a change of control are less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. If the Hollywood.com Business, or a portion thereof, is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10,000,000.  Hollywood Media established an escrow account to fund negative EBITDA of the sold business as necessary, up to a total of $2,600,000, the maximum amount of negative EBITDA required to be funded per the purchase agreement.  During 2009, Hollywood Media distributed the full balance of the escrow to fund operating losses.  In addition, Hollywood Media paid $400,000 to the Purchaser for working capital adjustments at closing.  Pursuant to Staff Accounting Bulletin (“SAB”) Topic 5-E, the Company must consider if it has transferred risks of ownership, which the Company has considered and concluded that the risks of ownership have been transferred.

[7]

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

Pursuant to ASC Topic No. 205-20, “Discontinued Operations,” the Company’s condensed consolidated financial statements for the three months ended March 31, 2010 reflect the Hollywood.com Business as discontinued operations.  There were no discontinued operations during the three months ended March 31, 2009.

(4)           DEBT:

Registration Payment Arrangement

In connection with Hollywood Media’s issuance in November 2005 of $7,000,000 aggregate principal amount of senior unsecured notes (the “Senior Notes”), the holders of the Senior Notes also received warrants to purchase an aggregate of 800,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share (the “Warrants”).  In May 2007, the full principal amount of the Senior Notes, together with all accrued and unpaid interest thereon, was paid in full in accordance with the provisions of the Senior Notes.  As required by the registration rights agreement entered into in connection with the Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants that was declared effective by the SEC on March 3, 2006, and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effective date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act.  If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”) in violation of the agreement, and if there are no applicable defenses or limitations under the agreement or at law or otherwise, Hollywood Media would be required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period.  As of March 31, 2010, none of the Warrants have been exercised, no Warrant shares have been issued, and the registration statement continues to be effective.

In accordance with ASC Topic No. 815, “Derivatives and Hedging”, Subtopic No, 40, “Contracts in Entity’s Own Equity” (ASC 815-40), Hollywood Media is required to calculate the maximum potential amount of consideration payable pursuant to registration payment arrangements, even if the likelihood of payments under such arrangements is remote.  ASC 815-40 is applicable to financial statements issued for fiscal years beginning after December 15, 2006 and any interim periods therein.  Assuming for purposes of this calculation that (i) all of the Warrants were exercised on March 31, 2010, (ii) the Warrant shares issued upon such exercise are available for resale under Rule 144(k) on September 30, 2010, (iii) the registration statement ceased to be effective in violation of the agreement on March 31, 2010 and does not become effective again before September 30, 2010, the remainder of the required registration period, and (iv) that there are no applicable defenses or limitations under the agreement or at law or otherwise, the maximum potential amount of consideration payable by Hollywood Media to the holders of Warrant shares would be $215,000.  Management does not believe that any significant material payments are likely under this registration payment arrangement.

[8]

(5)           COMMON STOCK:

       During the three months ended March 31, 2010:

•
On February 19, 2010, Hollywood Media issued 141,410 shares of common stock valued at the December 31, 2009 closing share price of $1.40, or $197,974, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2009.

During the three months ended March 31, 2009:

•
On March 30, 2009, Hollywood Media issued 225,343 shares of common stock valued at the December 31, 2008 closing share price of $1.00, or $225,343, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2008.

 (6)           STOCK REPURCHASE PROGRAM:

Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash and cash equivalents to repurchase shares of its outstanding common stock.  Hollywood Media did not purchase any shares of its common stock during the three months ended March 31, 2010.  During the three months ended March 31, 2009, Hollywood Media purchased an aggregate of 71,600 shares of its common stock for $72,954, reflecting an approximate average price per share of $1.02.

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

[9]

Management evaluates performance based on a comparison of actual profit or loss from operations before income taxes, depreciation, amortization, interest and nonrecurring gains and losses to budgeted amounts.  There are no intersegment sales or transfers.

The following table provides summary financial information, for continuing operations only, regarding Hollywood Media’s reportable segments:

	Three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Net Revenues:
Broadway Ticketing	$22,227,083	$20,242,565
Ad Sales	781,563	815,358
Intellectual Properties	287,703	255,974
Other	-	-
	$23,296,349	$21,313,897

Operating Income (Loss):
Broadway Ticketing	$749,835	$117,925
Ad Sales	(133,887)	(113,435)
Intellectual Properties	3,816	(6,555)
Other	(1,834,786)	(2,033,889)
	$(1,215,022)	$(2,035,954)

Capital Expenditures:
Broadway Ticketing	$86,084	$557,540
Ad Sales	-	1,214
Intellectual Properties	-	-
Other	4,331	-
	$90,415	$558,754

Depreciation and
Amortization Expense:
Broadway Ticketing	$224,865	$215,260
Ad Sales	75,708	90,982
Intellectual Properties	75	75
Other	83,391	100,757
	$384,039	$407,074

	March 31,	December 31,
	2010	2009
	(unaudited)
Segment Assets:
Broadway Ticketing	$33,243,800	$30,386,157
Ad Sales	16,206,564	16,376,839
Intellectual Properties	441,709	475,140
Other	10,972,777	10,368,043
	$60,864,850	$57,606,179

(8)        CERTAIN COMMITMENTS AND CONTINGENCIES:

Litigation

Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business.  The Company believes, based on our review with legal counsel, any loss which may result from such legal proceedings are not expected to have a material adverse impact on the condensed consolidated financial statements of the Company.

[10]

Restricted Cash

During the first quarter of 2009, Hollywood Media transferred $1,221,000 to a certificate of deposit to secure bonds for Broadway ticketing purchases, which funds are included in “Restricted cash” on our accompanying condensed consolidated balance sheet at March 31, 2010 and December 31, 2009.

 (9)          MOVIETICKETS.COM:

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media has not recorded income or loss from its investment in MovieTickets.com prior to the fourth quarter of 2009 because the accumulated net loss from prior years exceeded MovieTickets.com’s accumulated net income during such years.   As a result, Hollywood Media recorded its 26.2% or $380,034 under “Equity in earnings of unconsolidated investees” in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2010.  The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online and the sale of advertising.  There were no dividends declared or received during the three months ended March 31, 2010 as compared to $1,914,202 received during the three months ended March 31, 2009.

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

As of March 31, 2010, the Company has $361,704 included in “Related party receivables” in our accompanying condensed consolidated balance sheet which consisted of $181,399 in earn-out receivable, $46,831 in expense reimbursement monies from Hollywood.com, LLC and $133,474 for an expense reimbursement receivable from MovieTickets.com.  Hollywood Media has received the earn-out monies in accordance with the payment terms.

As of December 31, 2009, the Company has $335,245 included in “Related party receivables” in our accompanying condensed consolidated balance sheet which consisted of $204,422 in earn-out receivable, $18,034 in expense reimbursement monies from Hollywood.com, LLC and $112,789 for an expense reimbursement receivable from MovieTickets.com.  The earn-out and reimbursement monies owed by Hollywood.com, LLC were earned amounts, and were paid during the three months ended March 31, 2010.

For the three months ended March 31, 2010, Hollywood Media Corp recorded $180,470 in earn-out gain, which was the $181,129 earned earn-out offset by a de minimus reimbursement expense, which is included in our accompanying condensed consolidated statement of operations.  There was no earn-out gain earned during the three months ended March 31, 2009.

[11]

(11)         PROPOSED SALE OF THE BROADWAY TICKETING DIVISION:

On December 22, 2009, Hollywood Media entered into a stock purchase agreement (the “Purchase Agreement”) with Key Brand Entertainment Inc., a Delaware corporation (“Key Brand”), pursuant to which Key Brand agreed to purchase Hollywood Media’s Broadway Ticketing Division (the “Broadway Sale”) through the purchase of all of the outstanding capital stock of Theatre Direct NY, Inc., a Delaware corporation and a wholly-owned subsidiary of Hollywood Media, from Hollywood Media.  The closing of the Broadway Sale is subject to certain customary closing conditions specified in the Purchase Agreement, including but not limited to the approval of Hollywood Media’s shareholders.  Included in “Prepaid expenses” on the Company’s accompanying March 31, 2010 condensed consolidated balance sheet are approximately $1.2 million of deferred disposal costs  related to the Broadway Sale.  In conjunction with the Purchase Agreement, Key Brands has funded $1.2 million into an escrow account which will reimburse the Company for our disposal costs if Key Brands defaults on certain conditions specified in the Purchase Agreement.

(12)         SUBSEQUENT EVENTS:

As of the filing of this Form 10-Q, $155,250 was collected of the $228,230 included in “Related party receivable” from Hollywood.com LLC in our accompanying condensed consolidated balance sheets.  In addition, $95,847 was collected of the $133,474 included in “Related party receivable” from MovieTickets.com in our accompanying condensed consolidated balance sheets.  The remaining amounts represent either earn-out receivables earned or monies owed, but not yet due.  For additional information on the sale of the Hollywood.com Business, see Note 3 “Discontinued Operations” and Note 10 “Related Party Transactions.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Item 2 or elsewhere in this Form 10-Q, or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media” or “Company”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology.  The forward-looking statements contained herein include statements about the proposed sale of the Broadway Ticketing Division that was announced by Hollywood Media on December 29, 2009. Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:

•	our continuing operating losses,
•	negative cash flows and accumulated deficit,
•	the need to manage our growth,

[12]

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

Hollywood Media is also subject to other risks detailed herein or detailed in our Annual Report on Form 10-K for the year ended December 31, 2009 and in other filings made by Hollywood Media with the Securities and Exchange Commission.

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

Overview

Hollywood Media is comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties. Our Broadway Ticketing business includes Broadway.com, 1-800-Broadway, Theatre Direct and Theatre.com.  Hollywood Media’s businesses also include an intellectual property business, the U.K. based CinemasOnline companies (“CinemasOnline”) and a minority interest in MovieTickets.com, Inc. (“MovieTickets.com”).

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

[13]

Proposed Sale of the Broadway Ticketing Division.

On December 22, 2009, Hollywood Media entered into a stock purchase agreement (the “Purchase Agreement”) with Key Brand Entertainment Inc., a Delaware corporation (“Key Brand”), pursuant to which Key Brand will purchase Hollywood Media’s Broadway Ticketing Division (the “Broadway Sale”) through the purchase from Hollywood Media of all of the outstanding capital stock of Theatre Direct NY, Inc., a Delaware corporation and a wholly-owned subsidiary of Hollywood Media.

If the Broadway Sale is completed pursuant to the Purchase Agreement, (i) Hollywood Media will receive $20 million in cash (subject to customary adjustments described in the Purchase Agreement), (ii) Key Brand will issue Hollywood Media a five year second lien secured promissory note in the initial principal amount of $8.5 million at an interest rate of 12% per annum (the “Promissory Note”), (iii) Theatre Direct will issue Hollywood Media a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”), (iv) Hollywood Media will receive an earn-out from Key Brand of up to $14 million contingent upon reaching certain revenue targets, and (v) Key Brand will assume $1.6 million of liabilities associated with employment agreements with certain employees of Theatre Direct.

The closing of the transactions contemplated by the Purchase Agreement is conditioned upon Hollywood Media’s receipt of the approval of its shareholders as well as the satisfaction or waiver of certain other closing conditions set forth in the Purchase Agreement.  Hollywood Media filed a proxy statement with the SEC relating to the transactions contemplated by the Purchase Agreement in January 2010, which was amended in April 2010, and currently expects to hold a special meeting of Hollywood Media’s shareholders to approve the transactions contemplated by the Purchase Agreement.  If Hollywood Media’s shareholders approve the transactions contemplated by the Purchase Agreement and other conditions contained in the Purchase Agreement are satisfied or waived, Hollywood Media currently expects that the transactions contemplated by the Purchase Agreement would close within 30 days of the date such transactions are approved by Hollywood Media’s shareholders.

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

[14]

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

The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the three months ended March 31, 2010 (“Q1-10”) and 2009 (“Q1-09”), respectively:

			Intellectual
	Broadway		Properties
	Ticketing	Ad Sales	(a)	Other	Total
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)

Q1-10
(unaudited)

Net Revenues	$22.2	$0.8	$0.3	$-	$23.3
Operating Expenses	21.5	0.9	0.3	1.8	24.5
Operating Income (Loss)	$0.7	$(0.1)	$-	$(1.8)	$(1.2)

% of Total Net Revenue	95%	4%	1%	-	100%

Q1-09
(unaudited)

Net Revenues	$20.2	$0.8	$0.3	$-	$21.3
Operating Expenses	20.1	0.9	0.3	2.0	23.3
Operating Income (Loss)	$0.1	$(0.1)	$-	$(2.0)	$(2.0)

% of Total Net Revenue	95%	4%	1%	-	100%

a.   Does not include Hollywood Media’s 50% non-controlling interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media’s share of the income (loss) is reported as Equity in Earnings of Unconsolidated Investees (discussed below).

[15]

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

Results of Discontinued Operations

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. As of March 31, 2010, $0.9 million in earn-out payments were paid to Hollywood Media and therefore, there remains $8.1 million in potential earn-out payments.  The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service that was distributed pursuant to annual affiliation agreements with certain cable operators. R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.

Commencing October 1, 2009, R&S Investments is contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive five percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business through September 30, 2009, representing the entire balance of the escrow.  As of March 31, 2010, Hollywood Media recorded a $0.2 million related party receivable for earn-out earned and expense reimbursement by R&S Investments.  Hollywood Media has received the earn-out monies in accordance with the payment terms.

[16]

NET REVENUES

Total net revenues from continuing operations were $23.3 million for Q1-10 as compared to $21.3 million for Q1-09, an increase of $2.0 million, or 9%.  The increase in net revenue from Q1-09 to Q1-10 was primarily due to an increase in revenue from our Broadway Ticketing division as discussed below.

Broadway Ticketing net revenues were $22.2 million and $20.2 million for Q1-10 and Q1-09, respectively, an increase of $2.0 million or 10%.  The increase in Broadway Ticketing net revenues in Q1-10 from Q1-09 was primarily attributable to the following: (a) an increase in revenue of $2.9 million attributable to (i) an increase in quantity of tickets sold of $2.5 million, (ii) an increase in service fees of $0.3 million and (iii) an increase in orders sold with cancellation insurance of $0.1 million, offset in part by (b) a decrease in revenue of $0.9 million attributable to selling a higher ratio of lower priced tickets due to our maintaining a broader range of ticketing inventory.

Ad Sales division net revenues by our CinemasOnline business were $0.8 million for Q1-10 and for Q1-09.  Even though there was no change in the overall net revenues, there was a $0.2 million decrease in the plasma business revenues which was offset by an increase of substantially the same amount in brochure and web advertising revenues.

Net revenues from our Intellectual Properties division were $0.3 million for Q1-10 and Q1-09.  The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing.  Revenues vary quarter to quarter depending on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies.  The Intellectual Properties division revenues do not include our 50% non-controlling interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income is reported as Equity in Earnings of Unconsolidated Investees (discussed below).

[17]

EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES

Equity in earnings of unconsolidated investees consisted of the following:

	Three Months Ended
	March 31,
	(unaudited)
	2010	2009
	(in millions)	(in millions)

NetCo Partners (a)	$-	$-
MovieTickets.com (b)	0.4	1.9
	$0.4	$1.9

(a) NetCo Partners

             NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce.  NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of de minimus loss by NetCo Partners was a net de minimus loss for Q1-10 as compared to a net de minimus loss for Q1-09.

(b)  MovieTickets.com

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media recorded $0.4 million in income from its investment in MovieTickets.com for the three months ended March 31, 2010, because accumulated net income in fiscal 2010 exceeded MovieTickets.com’s accumulated net losses from fiscal 2009 and prior. The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online and the sale of advertising.  The results include $1.9 million in dividends received by Hollywood Media in Q1-09.  For additional information see Note 9 – MovieTickets.com in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

OPERATING EXPENSES

Cost of revenues - ticketing.  Cost of revenues – ticketing for Q1-10 was $18.2 million compared to $17.0 million in Q1-09 for an increase of $1.2 million or 7%.  Cost of revenues - ticketing consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals.  As a percentage of ticketing revenue, cost of revenues – ticketing was 82% and 84% for Q1-10 and Q1-09, respectively.

The increase in cost of revenues - ticketing in Q1-10 from Q1-09 was primarily attributable to the following: (a) increases of (i) $1.8 million attributable to an increase in quantity of tickets sold and (ii) $0.3 million in unsold ticket inventory expense due to higher losses from adverse weather conditions in the Northeast, offset by (b) a decrease of $0.9 million attributable to (i) a decrease of $0.7 million  due to selling a  higher ratio of lower priced tickets and (ii) an increase in ad revenues from shows of $0.2 million which are recorded as a reduction to cost of sales.

[18]

Editorial, Production, Development and Technology.  Editorial, production, development and technology costs include commissions, royalties, media buying, production services and internet access for CinemasOnline and fees and royalties paid to authors and co-editors for the Intellectual Properties segment.  Editorial, production, development and technology costs were $0.7 million for Q1-10 as compared to $0.6 million for Q1-09, an increase of $0.1 million or 17%.  As a percentage of revenues from our Ad Sales and Intellectual Properties segments, these costs were 64% and 60% for Q1-10 and Q1-09, respectively.  The Q1-10 increase from Q1-09 was due to minimal increases in production services, commissions expense, and payments to writers/co-editors, offset by a de minimus decrease in royalty payments.

Selling, General and Administrative.

Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising  representative firms and other parties).  SG&A expenses for Q1-10 were $2.5 million compared to $2.7 million for Q1-09, a decrease of $0.2 million or 7%.  As a percentage of net revenue, SG&A expenses were 11% in Q1-10 compared to 13% in Q1-09.  The decrease in SG&A expense in Q1-10 as compared to Q1-09 was due primarily to decreases in the following: $0.2 million in legal expenses, $0.1 million in occupancy and travel expenses, $0.1 million in accounting expenses and $0.1 million in consulting fees, offset by a $0.3 million increase in marketing expenses.

Payroll and Benefits.

Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.

Payroll and benefits expenses for Q1-10 were $2.7 million compared to $2.6 million for Q1-09, an increase of $0.1 million or 4%.   As a percentage of net revenues, payroll and benefits expenses were approximately 12% for Q1-10 and for Q1-09.  The increase in Q1-10 as compared to Q1-09 was primarily due to a $0.2 million increase in executive payroll, offset by a $0.1 million decrease in the Broadway Ticketing segment due to payroll-related reductions.

Depreciation and amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, and equipment under capital leases and amortization of intangible assets.  Depreciation and amortization expense was $0.4 million for Q1-10 and for Q1-09.

[19]

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $10.0 million at March 31, 2010 as compared to $11.8 million at December 31, 2009.  Our net working capital (defined as current assets less current liabilities) was $8.2 million at March 31, 2010 as compared to $8.8 million at December 31, 2009.

Net cash used in operating activities during Q1-10 was $1.6 million, which cash usage was primarily attributable to $0.6 million for an advance in commissions payable relating to a new affiliate contract in our Broadway Ticketing business, and $0.6 million for increases in other receivables which include credit card deposit timing difference, group rebates and legal and investment banking expenditures related to the proposed Broadway Ticketing sale.  By comparison, net cash used in operating activities during Q1-09 was $1.2 million.

Net cash used in investing activities during Q1-10 was $0.1 million, which is a decrease of $0.5 million as compared to Q1-09.  Net cash outlays in Q1-10 were primarily attributable to capital expenditures associated with minor development projects for Broadway.com and replacing obsolete computer equipment for existing staff.

Net cash used in financing activities during Q1-10 was $0.1 million, which cash usage included payments under capital lease obligations and outstanding notes payable.  Net cash used in financing activities during Q1-09 was also $0.1 million.

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million.  As of March 31, 2010, the Company has recognized $0.9 million of the earn-out payments.  The Hollywood.com Business includes the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service.   R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.

Commencing October 1, 2009, R&S Investments is contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business through March 31, 2010 in accordance with the terms of the escrow agreement, representing the full amount of the escrow as of July 14, 2009.  As of March 31, 2010, Hollywood Media recorded a $0.2 million related party receivable for monies earned, from R&S Investments.  Hollywood Media has received the earn-out monies in accordance with the payment terms.

[20]

For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1, of this Form 10-Q Report.

Capital Expenditures

Hollywood Media’s capital expenditures during the three months ended March 31, 2010 were approximately $0.1 million.  We currently anticipate additional capital expenditures during 2010 will total approximately $0.5 million including but not limited to expenditures for computer equipment, servers and costs associated with development of computer systems for Broadway.com.  These anticipated 2010 capital expenditures exclude amounts related to business acquisitions, if any.

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

Our cash and cash equivalents generated from the sales of our Baseline/StudioSystems and Showtimes businesses in 2006 and 2007, respectively, provided substantial additional working capital for Hollywood Media, and we have utilized portions of such working capital for various corporate purposes and business activities including, among other things, the repayment of debt and the purchase of the Showtix group ticketing business in February 2007, improvements and investments in various aspects of our Broadway Ticketing division, and for the repurchase of shares of Hollywood Media’s common stock pursuant to our previously announced stock repurchase program (discussed below). Our businesses have required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate will be satisfied from our cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through March 31, 2011.  If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to more than offset operating expenses.

[21]

While we continue to develop our businesses, we have resumed our strategic review process which may help us realize the full value of our assets in the interest of our shareholders. In prior years, our strategic review process resulted in the sales of our Baseline/StudioSystems and Showtimes businesses discussed above.  We continue to explore opportunities for generating returns for Hollywood Media’s shareholders, including the proposed sale of the Broadway Ticketing Division, other potential dispositions or other strategic transactions.  We cannot make assurances as to the timing or occurrence of any future strategic transactions or further stock repurchases.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock.  See Part II, Item 2, of this Form 10-Q report for information about stock repurchases by Hollywood Media during the first quarter of fiscal 2010.

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

Off-Balance Sheet Arrangements

At March 31, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K.  As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”

[22]

Critical Accounting Estimates

In response to the SEC’s Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 2 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q, and Note 2 to the Consolidated Financial Statements included in Item 8 in our Form 10-K for the year ended December 31, 2009.

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $0.4 million and $0.5 million at March 31, 2010 and December 31, 2009, respectively.  The allowance is primarily attributable to receivables due from customers of CinemasOnline.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic regions.

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

[23]

As prescribed by ASC 350, we completed the transitional goodwill impairment test by the second quarter of fiscal 2002 which did not result in an impairment charge.  Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date during fiscal 2009 and 2008.  As part of our fiscal 2008 annual impairment evaluation, the Company determined that the goodwill associated with its CinemasOnline business should be written off, and, accordingly, the Company recorded an impairment loss of $2.8 million.  In addition, the Company recorded $0.7 million in additional impairment to goodwill recorded after our 2001 acquisition of Always Independent Entertainment Corp. and our Intellectual Properties segment.  During the second quarter of 2009 the Company determined that $5.0 million of the goodwill associated with its MovieTickets.com business should be written down based on discounted cash flow being below carrying value and accordingly recorded an impairment loss of $5.0 million.  As of March 31, 2010, we are not aware of any additional items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  The goodwill recorded in the accompanying condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 was $20.2 million.  At March 31, 2010 and December 31, 2009 goodwill represented 33% and 35%, respectively, of total assets.  The Ad Sales reporting unit had $14.6 million of goodwill allocated as of the October 1, 2009 test date.  The fair value of the Ad Sales reporting unit exceeded the carrying value as of the October 1, 2009 test date by approximately 20%.  Future changes in estimates used to conduct the impairment review, including revenue projections, market values and low discount rates could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.

During the period from November 21, 2008 to May 21, 2009, the Company’s market capitalization periodically fell below the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company.   We considered the periodic decline in our market capitalization to be temporary and based on general economic conditions and a decline in general investor confidence throughout the market and not based on any events or conditions specific to us.  The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contain goodwill at March 31, 2010 and December 31, 2009 exceeded the book value of those units.

Inflation and Seasonality

Although we cannot accurately determine the precise effects of inflation, we do not believe inflation has a material effect on revenue or results of operations.  We consider our business to be somewhat seasonal and expect net revenues to be generally higher during the second and fourth quarters of each fiscal year, with net revenues for our Broadway Ticketing Business generally higher in the second quarter as a result of increased sales volumes due to the Tony Awards® and in the fourth quarter due to increased sales levels during the holiday period.

[24]

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

We have an investment in a subsidiary in the United Kingdom and sell our services into this foreign market.   Our foreign exposures, defined as assets denominated in foreign currency, less liabilities denominated in foreign currency, for the United Kingdom at March 31, 2010 and December 31, 2009 of U.S. dollar equivalents was a net liability of $1.8 million and $1.6 million, respectively.

                Our United Kingdom subsidiary sells services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% decrease in the value of the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $0.1 million for the quarter ended March 31, 2010.

                As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decrease in the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a de minimus decrease in our translation loss for the quarter ended March 31, 2010.  However, a larger decline in the British foreign currency could have a larger and possibly material affect.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

                An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of March 31, 2010, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.

As previously reported in Hollywood Media’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 19, 2010, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2009 and included its Report on Internal Control Over Financial Reporting in such Form 10-K.  The Report on Internal Control over Financial Reporting concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business, which are more fully described in such Form 10-K, constituted a material weakness in Hollywood Media’s internal control over financial reporting.  A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of March 31, 2010, Hollywood Media had not remediated this material weakness.

[25]

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

[26]

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Management has not identified any material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the quarter ended March 31, 2010, in transactions that were not registered under the Securities Act of 1933.

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

The following table provides information with respect to common stock purchases by Hollywood Media during the first quarter of 2010.  For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources – Authorization of Stock Repurchase Program” in Part 1, Item 2 of this Form 10-Q Report.

[27]

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2010 through January 31, 2010	-	-	-	-

February 1, 2010 through February 28, 2010	-	-	-	-

March 1, 2010 through March 31, 2010	-	-	-	-

Total	-	-	-	$2,697,843	(1)
_______________

(1)
As of March 31, 2010, calculated by subtracting (i) the total price paid for all shares purchased under the repurchase program from inception through March 31, 2010 of $7,302,157, from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the plan.

[28]

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

[29]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: May 17, 2010	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive Officer (Principal executive officer)

Date: May 17, 2010	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer (Principal accounting officer)

[30]