Form 10-Q
period 2010-06-30
HOLLYWOOD MEDIA CORP
filed 2010-08-16
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2010

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 12, 2010, there were 31,179,066 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of June 30, 2010
	(unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations (unaudited) for the
	Three and Six Months ended June 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	Three and Six Months ended June 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-14

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	29

ITEM 4.	CONTROLS AND PROCEDURES	29-30

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	31

ITEM 1A.	RISK FACTORS	31

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31-32

ITEM 6.	EXHIBITS	33

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,801,204	$11,764,810
Receivables, net	1,043,272	897,503
Inventories held for sale, net	6,275,993	3,735,691
Deferred ticket costs	8,906,280	10,985,160
Prepaid expenses	2,642,107	1,896,237
Other receivables	1,099,180	1,125,263
Other current assets	25,943	436,675
Related party receivable	206,379	335,245
Restricted cash	1,221,000	1,221,000
Total current assets	28,221,358	32,397,584

PROPERTY AND EQUIPMENT, net	3,893,013	4,369,085
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	750,430	230,097
INTANGIBLE ASSETS, net	265,104	390,818
GOODWILL	20,230,119	20,197,513
OTHER ASSETS	21,082	21,082
TOTAL ASSETS	$53,381,106	$57,606,179

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,048,781	$1,632,351
Accrued expenses and other	2,910,799	3,074,549
Deferred revenue	11,661,726	14,012,178
Gift certificate liability	3,601,090	3,794,899
Customer deposits	460,682	948,273
Current portion of capital lease obligations	75,564	123,061
Current portion of notes payable	15,285	37,454
Total current liabilities	19,773,927	23,622,765

DEFERRED REVENUE	247,252	309,190
CAPITAL LEASE OBLIGATIONS, less current portion	37,440	75,830
OTHER DEFERRED LIABILITY	995,932	1,105,553
NOTES PAYABLE, less current portion	-	2,432

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 31,179,066 and
31,037,656 shares issued and outstanding at June 30, 2010 and
December 31, 2009, respectively	311,791	310,377
Additional paid-in capital	309,722,146	309,480,331
Accumulated deficit	(277,695,246)	(277,315,848)
Total Hollywood Media Corp. shareholders’ equity	32,338,691	32,474,860
Non-controlling interest	(12,136)	15,549
Total shareholders’ equity	32,326,555	32,490,409
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,381,106	$57,606,179

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

[3]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

NET REVENUES
Ticketing	$54,908,530	$49,381,447	$32,681,447	$29,138,882
Other	2,007,701	2,184,705	938,435	1,113,373
	56,916,231	51,566,152	33,619,882	30,252,255

OPERATING COSTS AND EXPENSES
Cost of revenues – ticketing	45,318,633	41,152,654	27,121,997	24,118,554
Editorial, production, development and technology	1,329,794	1,236,913	640,628	594,923
Selling, general and administrative	5,401,426	5,117,994	2,884,474	2,437,983
Payroll and benefits	5,512,342	5,038,874	2,787,764	2,452,198
Depreciation and amortization	757,284	794,968	373,245	387,894

Total operating costs and expenses	58,319,479	53,341,403	33,808,108	29,991,552

Income (loss) from operations	(1,403,248)	(1,775,251)	(188,226)	260,703

EARNINGS (LOSSES) OF UNCONSOLIDATED
INVESTEES
Equity in earnings (losses) of unconsolidated investees	548,868	1,912,833	168,921	(810)
Impairment loss	-	(5,000,000)	-	(5,000,000)
Total equity in earnings (losses) of unconsolidated
investees	548,868	(3,087,167)	168,921	(5,000,810)

OTHER INCOME (EXPENSE)
Interest, net	11,704	15,122	466	3,670
Other, net	123,134	(40,214)	63,807	(56,053)

Income (loss) from continuing operations	(719,542)	(4,887,510)	44,968	(4,792,490)

Income from discontinued operations	325,444	-	144,974	-

Net income (loss)	(394,098)	(4,887,510)	189,942	(4,792,490)

NET (INCOME) LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	14,700	941	16,489	(2,226)

Net income (loss) attributable to Hollywood Media Corp.	$(379,398)	$(4,886,569)	$206,431	$(4,794,716)

Basic and diluted income (loss) per common share
Continuing operations	$(0.02)	$(0.16)	$0.01	$(0.16)
Discontinued operations	0.01	-	-	-
Total basic and diluted net income (loss) per share	$(0.01)	$(0.16)	0.01	$(0.16)

Weighted average common and common equivalent shares outstanding – basic	30,907,452	30,528,692	30,945,735	30,637,658

Weighted average common and common equivalent shares outstanding – diluted	30,907,452	30,528,692	31,179,068	30,637,658

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

[4]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(394,098)	$(4,887,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	(325,444)	-
Depreciation and amortization	757,284	794,968
401(k) stock match	75,567	85,364
Equity in earnings of unconsolidated investees, net of distributions	(520,333)	1,369
Stock compensation expense - employees	11,557	11,917
Stock compensation expense - officers	33,698	34,629
Provision for bad debts	135,956	141,182
Distributions to minority owners	(12,985)	(21,609)
Impairment on inventories held for sale	150,000	-
Impairment loss	-	5,000,000

Changes in assets and liabilities:
Receivables	(281,725)	(279,286)
Inventories held for sale	(2,690,302)	(1,364,654)
Deferred ticket costs	2,078,880	3,702,806
Prepaid expenses	(745,870)	(164,949)
Other receivables	26,083	223,024
Related party receivable	69,418	24,369
Other current assets	410,732	79,462
Other assets	-	38,578
Accounts payable	(616,823)	188,087
Accrued expenses and other	27,652	(940,151)
Deferred revenue	(2,606,199)	(4,287,642)
Customer deposits	(487,591)	(216,037)
Other deferred liability	(109,621)	(32,631)
Restricted cash	-	(1,221,000)
Net cash used in operating activities	(5,014,164)	(3,089,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(161,724)	(997,267)
Loss on disposition of assets	-	(23,946)
Proceeds from sale of assets	322,123	-
Acquisition of businesses, net of cash acquired	647	-
Net cash provided by (used in) investing activities	161,046	(1,021,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under capital lease obligations	(85,887)	(93,781)
Repayments of notes payable	(24,601)	(13,423)
Stock repurchase program	-	(72,954)
Net cash used in financing activities	(110,488)	(180,158)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,963,606)	(4,291,085)

CASH AND CASH EQUIVALENTS, beginning of period	11,764,810	12,685,946

CASH AND CASH EQUIVALENTS, end of period	$6,801,204	$8,394,861

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$19,800	$23,292
Income taxes paid	$1,336	$1,500

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

[5]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  The accompanying financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position, results of operations and cash flows.  The results of operations for the six and three months ended June 30, 2010 and the cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results of operations or cash flows for the remainder of 2010.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

Earnings (Loss) per Share

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic No. 260, “Earnings Per Share” (ASC 260), requires companies to present basic and diluted earnings per share (“EPS”).  Basic earnings per share is computed by dividing income (loss) attributable to Hollywood Media Corp. (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share:

[6]

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	30,907,452	30,528,692	30,945,735	30,637,658
Effect of dilutive unvested restricted stock	-	-	233,333	-
Effect of options and other equity instruments	-	-	-	-
Dilutive weighted average shares outstanding	30,907,452	30,528,692	31,179,068	30,637,658

Unvested restricted stock which are not included in the
calculation of diluted income (loss) per share because their
impact is anti-dilutive	233,333	400,000	-	400,000

Options to purchase shares of Common Stock and other
stock-based awards outstanding which are not included in the calculation of diluted income (loss) per share because their
impact is anti-dilutive	1,104,689	1,423,443	1,104,689	1,423,443

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

[7]

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the estimated collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was   $0.3 million and $0.5 million at June 30, 2010 and December 31, 2009, respectively.  The allowance is primarily attributable to receivables due from customers of the United Kingdom based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”).  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s condensed consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

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

[8]

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

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”).  R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the purchase agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which includes $1,000,000 that was paid to Hollywood Media at closing and potential earn-out payments totaling $9,000,000.  Hollywood Media recognized $326,103 and $144,974 in earn-out gain during the six and three months ended June 30, 2010, respectively, which is included in “Income from discontinued operations” in our condensed consolidated statements of operations.  For additional information see Note 12 “Subsequent Events.”  Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

The earn-out payments equal the greater of 10 percent of gross collected revenue and 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the earn-out is fully paid.  The Company considers the remaining potential earn-out payments to be contingent consideration and non-recourse.  Thus, the Company will not record a receivable and any corresponding gain until the contingencies have been met.  The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable are recorded.  As of June 30, 2010, there remains $7,996,555 in potential earn-out payments.     Hollywood Media recorded $326,103 in income under this earn-out arrangement for the six months ended June 30, 2010 offset by $659 of expenses and $144,974 for the three months ended June 30, 2010, which was recorded in income from discontinued operations in the accompanying condensed consolidated statement of operations.  Hollywood Media has received the earn-out monies in accordance with the payment terms.  There was no earn-out gain recorded for the six and three months ended June 30, 2009.  If a subsequent change of control of the Hollywood.com Business, or a portion thereof, occurs before the earn-out is fully paid, the remaining portion of the earn-out would be paid to the Company immediately upon such an event, up to the amount of the consideration received less related expenses. If the aggregate proceeds received by the Company in such a change of control are less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. If the Hollywood.com Business, or a portion thereof, is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10,000,000.  Hollywood Media established an escrow account to fund negative EBITDA of the sold business as necessary, up to a total of $2,600,000, the maximum amount of negative EBITDA required to be funded per the purchase agreement.  During 2009, Hollywood Media distributed the full balance of the escrow to fund operating losses.  In addition, Hollywood Media paid $400,000 to the Purchaser for working capital adjustments at closing.  Pursuant to Staff Accounting Bulletin (“SAB”) Topic 5-E, the Company must consider if it has transferred risks of ownership, which the Company has considered and concluded that the risks of ownership have been transferred.

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

Pursuant to ASC Topic No. 205-20, “Discontinued Operations,” the Company’s condensed consolidated financial statements for the six and three months ended June 30, 2010 reflect the Hollywood.com Business as discontinued operations.  There were no discontinued operations during the six and three months ended June 30, 2009.

(4)	DEBT:

Registration Payment Arrangement

In connection with Hollywood Media’s issuance in November 2005 of $7,000,000 aggregate principal amount of senior unsecured notes (the “Senior Notes”), the holders of the Senior Notes also received warrants to purchase an aggregate of 800,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share (the “Warrants”).  In May 2007, the full principal amount of the Senior Notes, together with all accrued and unpaid interest thereon, was paid in full in accordance with the provisions of the Senior Notes.  As required by the registration rights agreement entered into in connection with the Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants that was declared effective by the SEC on March 3, 2006, and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effective date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act.  If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”) in violation of the agreement, and if there are no applicable defenses or limitations under the agreement or at law or otherwise, Hollywood Media would be required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period.  As of June 30, 2010, none of the Warrants have been exercised, no Warrant shares have been issued, and the registration statement continues to be effective.

[10]

In accordance with ASC Topic No. 815, “Derivatives and Hedging”, Subtopic No, 40, “Contracts in Entity’s Own Equity” (ASC 815-40), Hollywood Media is required to calculate the maximum potential amount of consideration payable pursuant to registration payment arrangements, even if the likelihood of payments under such arrangements is remote.  ASC 815-40 is applicable to financial statements issued for fiscal years beginning after December 15, 2006 and any interim periods therein.  Assuming for purposes of this calculation that (i) all of the Warrants were exercised on June 30, 2010, (ii) the Warrant shares issued upon such exercise are available for resale under Rule 144(k) on September 30, 2010, (iii) the registration statement ceased to be effective in violation of the agreement on June 30, 2010 and does not become effective again before December 31, 2010, the remainder of the required registration period, and (iv) that there are no applicable defenses or limitations under the agreement or at law or otherwise, the maximum potential amount of consideration payable by Hollywood Media to the holders of Warrant shares would be $215,000.  Management does not believe that any significant material payments are likely under this registration payment arrangement.

(5)	COMMON STOCK:

During the six months ended June 30, 2010:

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

Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash and cash equivalents to repurchase shares of its outstanding common stock.  Hollywood Media did not purchase any shares of its common stock during the six months ended June 30, 2010.  Pursuant to the repurchase program, Hollywood Media purchased an aggregate of 71,600 shares of its common stock during the six months ended June 30, 2009, which shares were purchased for $72,954, reflecting an approximate average price per share of $1.02.  There were no shares purchased under this program during the three months ended June 30, 2009.

[11]

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

The following table provides summary financial information, for continuing operations only, regarding Hollywood Media’s reportable segments:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues:
Broadway Ticketing	$54,908,530	$49,381,447	$32,681,447	$29,138,882
Ad Sales	1,513,117	1,664,619	731,554	849,261
Intellectual Properties	494,584	520,086	206,881	264,112
Other	-	-	-	-
	$56,916,231	$51,566,152	$33,619,882	$30,252,255

Operating Income (Loss):
Broadway Ticketing	$2,641,759	$2,171,013	$1,891,924	$2,053,088
Ad Sales	(290,298)	(158,650)	(156,411)	(45,215)
Intellectual Properties	(34,898)	(1,958)	(38,714)	4,597
Other	(3,719,811)	(3,785,656)	(1,885,025)	(1,751,767)
	$(1,403,248)	$(1,775,251)	$(188,226)	$260,703

Capital Expenditures:
Broadway Ticketing	$152,946	$932,085	$66,862	$374,545
Ad Sales	-	15,035	-	13,821
Intellectual Properties	-	-	-	-
Other	8,778	50,147	4,447	50,147
	$161,724	$997,267	$71,309	$438,513

Depreciation and
Amortization Expense:
Broadway Ticketing	$449,499	$414,194	$224,634	$198,934
Ad Sales	142,512	182,146	66,804	91,164
Intellectual Properties	149	150	74	75
Other	165,124	198,478	81,733	97,721
	$757,284	$794,968	$373,245	$387,894

[12]

	June 30,	December 31,
	2010	2009
	(unaudited)
Segment Assets:
Broadway Ticketing	$29,419,507	$30,386,157
Ad Sales	16,218,478	16,376,839
Intellectual Properties	379,903	475,140
Other	7,363,218	10,368,043
	$53,381,106	$57,606,179

(8)	CERTAIN COMMITMENTS AND CONTINGENCIES:

Litigation

Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business.  The Company believes, based on our review with legal counsel, any loss which may result from such legal proceedings are not expected to have a material adverse impact on the condensed consolidated financial statements of the Company.

Restricted Cash

During the first quarter of 2009, Hollywood Media transferred $1,221,000 to a certificate of deposit to secure bonds for Broadway ticketing purchases, which funds are included in “Restricted cash” on our accompanying condensed consolidated balance sheet at June 30, 2010 and December 31, 2009.

(9)	MOVIETICKETS.COM:

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media has not recorded income or loss from its investment in MovieTickets.com prior to the fourth quarter of 2009 because the accumulated net loss from prior years exceeded MovieTickets.com’s accumulated net income during such years.   The accumulated net income exceeds the accumulated losses, as a result, Hollywood Media recorded its 26.2% or $520,748 and $140,714 under “Equity in earnings of unconsolidated investees” in the accompanying condensed consolidated statement of operations for the six and three months ended June 30, 2010, respectively.  The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online and the sale of advertising.  There were no dividends declared or received during the six and three months ended June 30, 2010 as compared to $1,914,202 declared and received during the six months ended June 30, 2009.  There were no dividends declared during the three months ended June 30, 2009.

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

[13]

As of June 30, 2010, the Company has $206,379 included in “Related party receivables” in our accompanying condensed consolidated balance sheet which consisted of $144,974 in earn-out receivable, $16,357 in expense reimbursements from R&S Investments and $45,048 for an expense reimbursement receivable from MovieTickets.com.  Subsequent to June 30, 2010, Hollywood Media received the earn-out amounts in accordance with the payment terms.

As of December 31, 2009, the Company has $335,245 included in “Related party receivables” in our accompanying condensed consolidated balance sheet which consisted of $204,422 in earn-out receivable, $18,034 in expense reimbursements from Hollywood.com, LLC and $112,789 for an expense reimbursement receivable from MovieTickets.com.  The earn-out and reimbursements were earned amounts, and were paid to the Company during the three months ended March 31, 2010 in accordance with the payment terms.

For the six months and three months ended June 30, 2010, Hollywood Media Corp recorded $326,103 and $144,974, respectively, in earn-out gain, which was offset by a de minimus reimbursement expense, which is included in our accompanying condensed consolidated statement of operations.  There was no earn-out gain earned during the six months or three months ended June 30, 2009.

(11)	PROPOSED SALE OF THE BROADWAY TICKETING DIVISION:

On December 22, 2009, Hollywood Media entered into a stock purchase agreement (the “Purchase Agreement”) with Key Brand Entertainment Inc., a Delaware corporation (“Key Brand”), pursuant to which Key Brand agreed to purchase Hollywood Media’s Broadway Ticketing Division (the “Broadway Sale”) through the purchase of all of the outstanding capital stock of Theatre Direct NY, Inc., a Delaware corporation and a wholly-owned subsidiary of Hollywood Media, from Hollywood Media.  The closing of the Broadway Sale is subject to certain customary closing conditions specified in the Purchase Agreement, including but not limited to the approval of Hollywood Media’s shareholders.  Included in “Prepaid expenses” on the Company’s accompanying June 30, 2010 condensed consolidated balance sheet are approximately $1,200,000 of deferred disposal costs related to the Broadway Sale.  In addition, there were $212,147 in costs related to the contemplated transaction which have been included in “Selling, general and administrative” expenses in the Company’s condensed consolidated statements of operations for the six and three months ended June 30, 2010.   In conjunction with the Purchase Agreement, Key Brands has funded $1,200,000 into an escrow account which will reimburse the Company for our disposal costs if Key Brands defaults on certain conditions specified in the Purchase Agreement.

(12)	SUBSEQUENT EVENTS:

As of the filing of this Form 10-Q, $121,240 was collected of the $161,331 included in “Related party receivable” from R&S Investments in our accompanying condensed consolidated balance sheets.  In addition, $22,301 was collected of the $45,048 included in “Related party receivable” from MovieTickets.com in our accompanying condensed consolidated balance sheets.  The remaining amounts represent either earn-out receivables earned or amounts owed, but not yet due.  For additional information on the sale of the Hollywood.com Business, see Note 3 “Discontinued Operations” and Note 10 “Related Party Transactions.”

[14]

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

[15]

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

[16]

The closing of the transactions contemplated by the Purchase Agreement is conditioned upon Hollywood Media’s receipt of the approval of its shareholders as well as the satisfaction or waiver of certain other closing conditions set forth in the Purchase Agreement.  Hollywood Media filed a proxy statement with the SEC relating to the transactions contemplated by the Purchase Agreement in January 2010, which was amended in April 2010, and is continuing to work with Key Brand to finalize the proxy statement so that Hollywood Media can hold a special meeting of its shareholders to approve the transactions contemplated by the Purchase Agreement.  If Hollywood Media’s shareholders approve the transactions contemplated by the Purchase Agreement and other conditions contained in the Purchase Agreement are satisfied or waived, Hollywood Media currently expects that the transactions contemplated by the Purchase Agreement would close within 30 days of the date such transactions are approved by Hollywood Media’s shareholders.

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

The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the six months ended  June 30, 2010 (“Y2-10”) and 2009 (“Y2-09”) and the three months ended June 30, 2010 (“Q2-10”) and 2009 (“Q2-09”), respectively:

[17]

			Intellectual
	Broadway		Properties
	Ticketing	Ad Sales	(a)	Other	Total
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)

Y2-10
(unaudited)

Net Revenues	$54.9	$1.5	$0.5	$-	$56.9
Operating Expenses	52.3	1.8	0.5	3.7	58.3
Operating Income (Loss)	$2.6	$(0.3)	$-	$(3.7)	$(1.4)

% of Total Net Revenue	96%	3%	1%	-	100%

Y2-09
(unaudited)

Net Revenues	$49.4	$1.7	$0.5	$-	$51.6
Operating Expenses	47.2	1.8	0.5	3.8	53.3
Operating Income (Loss)	$2.2	$(0.1)	$-	$(3.8)	$(1.7)

% of Total Net Revenue	95%	4%	1%	-	100%

			Intellectual
	Broadway		Properties
	Ticketing	Ad Sales	(a)	Other	Total
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)

Q2-10
(unaudited)

Net Revenues	$32.7	$0.7	$0.2	$-	$33.6
Operating Expenses	30.8	0.9	0.2	1.9	33.8
Operating Income (Loss)	$1.9	$(0.2)	$-	$(1.9)	$(0.2)

% of Total Net Revenue	97%	2%	1%	-	100%

Q2-09
(unaudited)

Net Revenues	$29.2	$0.9	$0.2	$-	$30.3
Operating Expenses	27.1	0.9	0.2	1.8	30.0
Operating Income (Loss)	$2.1	$-	$-	$(1.8)	$0.3

% of Total Net Revenue	96%	3%	1%	-	100%

a.
Does not include Hollywood Media’s 50% non-controlling interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media’s share of the income (loss) is reported as Equity in Earnings of Unconsolidated Investees (discussed below).

[18]

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

Results of Discontinued Operations

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. As of June 30, 2010, $1.0 million in earn-out payments were paid to Hollywood Media and therefore, there remains $8.0 million in potential earn-out payments.  The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service that was distributed pursuant to annual affiliation agreements with certain cable operators. R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.

[19]

Commencing October 1, 2009, R&S Investments is contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive five percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business through September 30, 2009, representing the entire balance of the escrow.  As of June 30, 2010, Hollywood Media recorded a $0.2 million related party receivable for earn-out earned and expense reimbursement by R&S Investments.  Hollywood Media has received the earn-out amounts in accordance with the payment terms.

NET REVENUES

Total net revenues were $56.9 million for Y2-10 as compared to $51.6 million for Y2-09, an increase of $5.3 million or 10%, and $33.6 million for Q2-10 as compared to $30.3 million for Q2-09, an increase of $3.3 million, or 11%.  The increase in net revenue from Y2-09 to Y2-10 and the increase in net revenue from Q2-09 to Q2-10 was primarily due to an increase in revenues from Broadway Ticketing offset by decreases in Ad Sales and Intellectual Properties divisions as discussed below.

Broadway Ticketing net revenues were $54.9 million and $49.4 million for Y2-10 and Y2-09, respectively, an increase of $5.5 million or 11%, and $32.7 million and $29.2 million for Q2-10 and Q2-09, respectively, an increase of $3.5 million or 12%.  The increase in Broadway Ticketing net revenues in Y2-10 from Y2-09 was primarily attributable to the following: (a) a increase in revenue of $7.1 million attributable to (i) an increase in quantity of tickets sold of $6.5 million, the majority of which is related to ticket sales to individuals through our Broadway.com website, (ii) an increase in service fees of $0.5 million, and (iii) an increase in orders sold with cancellation insurance of $0.1 million, offset in part by (b) a decrease in revenue of $1.6 million attributable to selling a higher ratio of lower priced tickets due to our maintaining a broader range of ticketing inventory.  The increase in Broadway Ticketing net revenues in Q2-10 from Q2-09 was primarily attributable to the following: an increase in revenue of $4.2 million attributable to (i) an increase in quantity of tickets sold of $4.0 million, (ii) an increase in orders sold with cancellation insurance of $0.1 million and (iii) an increase in service fees of $0.1 million, offset in part by (b) a decrease in revenue of $0.7 million attributable to selling a higher ratio of lower priced tickets due to our maintaining a broader range of ticketing inventory.

Ad Sales division net revenues by our CinemasOnline business were $1.5 million for Y2-10 as compared to $1.7 million for Y2-09, a decrease of $0.2 million or 12%, and such net revenues were $0.7 million for Q2-10 as compared to $0.9 million for Q2-09, a decrease of $0.2 million or 22%.  The decrease in Ad Sales revenues in Y2-10 from Y2-09 is attributable primarily to a decrease of $0.4 million revenue in the plasma ad business, and $0.2 million increase in brochure and web advertising revenues.  The decrease in revenues in Q2-10 from Q2-09 is primarily due to a decrease of $0.2 million revenue in the plasma business.

Net revenues from our Intellectual Properties division were $0.5 million for Y2-10 as compared to $0.5 million for Y2-09, and such net revenues were $0.2 million for Q2-10 as compared to $0.2 million for Q2-09.  The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing.  Revenues vary quarter to quarter depending on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies.  The Intellectual Properties division revenues do not include our 50% non-controlling interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income is reported as Equity in Earnings of Unconsolidated Investees (discussed below).

[20]

EQUITY IN EARNINGS OF UNCONSOLIDATED INVESTEES

Equity in earnings of unconsolidated investees consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
	(in millions)	(in millions)	(in millions)	(in millions)

NetCo Partners (a)	$-	$-	$-	$-
MovieTickets.com (b)	0.5	3.1	0.1	(5.0)
	$0.5	$3.1	$0.1	$(5.0)

(a)  NetCo Partners

NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce.  NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of de minimus income by NetCo Partners was a net de minimus income for Y2-10 and Q2-10 as compared to a net de minimus loss for Y2-09 and Q2-09.

(b)  MovieTickets.com

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media has not recorded income or loss from its investment in MovieTickets.com prior to the fourth quarter of 2009 because the accumulated net loss from prior years exceeded MovieTickets.com’s accumulated net income during such years.   As a result, Hollywood Media recorded its 26.2% or $0.5 million and $0.1 million  under “Equity in earnings of unconsolidated investees” in the accompanying condensed consolidated statement of operations for the six and three months ended June 30, 2010, respectively.  The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online and the sale of advertising.  There were no dividends declared or received during the six and three months ended June 30, 2010 as compared to $1.9 million declared and received during the six months ended June 30, 2009.  There were no dividends declared during the three months ended June 30, 2009.

[21]

OPERATING EXPENSES

Cost of revenues - ticketing.  Cost of revenues – ticketing was $45.3 million for Y2-10 compared to $41.1 million for Y2-09 for an increase of $4.2 million or 10%.  Cost of revenues – ticketing for Q2-10 was $27.1 million compared to $24.1 million in Q2-09 for an increase of $3.0 million or 12%.  Cost of revenues - ticketing consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals.  As a percentage of ticketing revenue, cost of revenues – ticketing was 83% for Y2-10 and Y2-09 and 83% for Q2-10 and Q2-09.

The increase in cost of revenues – ticketing in Y2-10 from Y2-09 was primarily attributable to the following: (a)  an increase of $5.8 million attributable to (i) $5.1 million attributable to an increase in quantity of tickets sold, (ii) $0.4 million increase in unsold ticket inventory expense, (iii) $0.2 million of impairment on inventories held for sale and (iv) $0.1 million increase in credit card fees, offset by (b) a decrease of $1.6 million attributable to (i) a decrease of $1.2 million due to selling a higher ratio of lower priced tickets due to our maintaining a broader range of ticketing inventory and (ii) an increase in ad revenues from Broadway shows of $0.4 million which are recorded as a reduction to cost of sales.

The increase in cost of revenues – ticketing in Q2-10 from Q2-09 was primarily attributable to the following: (a)  an increase of $3.7 million attributable to (i) $3.3 million attributable to an increase in quantity of tickets sold, (ii) $0.2 million increase in unsold ticket inventory expense and (iii) $0.2 million in additional inventory reserve, offset by (b) a decrease of $0.7 million attributable to (i) a decrease of $0.5 million due to selling a higher ratio of lower priced tickets due to our maintaining a broader range of ticketing inventory and (ii) an increase in ad revenues from Broadway shows of $0.2 million which are recorded as a reduction to cost of sales.

Editorial, Production, Development and Technology.  Editorial, production, development and technology costs include commissions, royalties, media buying, production services and internet access for CinemasOnline and fees and royalties paid to authors and co-editors for the Intellectual Properties segment.  Editorial, production, development and technology costs were $1.3 million for Y2-10 as compared to $1.2 million for Y2-09 an increase of $0.1 million or 8% and $0.6 million for Q2-10 and Q2-09.  As a percentage of revenues from our Ad Sales and Intellectual Properties segments, these costs were 66% and 57% for Y2-10 and Y2-09 respectively, and 68% and 53% for Q2-10 and Q2-09, respectively.  The Y2-10 increase compared to Y2-09 was due in part to a $0.1 million increase in production services and royalties offset by a de minimus decrease in royalty payments.

Selling, General and Administrative.

 Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising  representative firms and other parties).  SG&A expenses for Y2-10 were $5.4 million compared to $5.1 million for Y2-09, an increase of $0.3 million or 6%. SG&A expenses for Q2-10 were $2.9 million compared to $2.4 million for Q2-09, an increase of $0.5 million or 21%.   As a percentage of net revenue, SG&A expenses were 9% in Y2-10 compared to 10% in Y2-09 and 9% in Q2-10 compared to 8% in Q2-09.

 The increase in SG&A expense in Y2-10 as compared to Y2-09 was due primarily to increases in the following: $0.6 million in marketing expenses for our Broadway Ticketing business, $0.1 million in contributions and sponsorship expense, and $0.1 million in occupancy expense primarily due to a termination fee related to downsizing a portion of our corporate office space in Boca Raton, Florida.  In addition, the Company incurred a $0.2 million charge for expenses related to the proposed sale of the Broadway Ticketing segment.  For additional information see Note 11 -  Proposed Sale Of the Broadway Ticketing Division in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.  These increases in expenses were offset by decreases in the following: $0.3 million in legal expenses for general corporate matters, $0.1 million in accounting expenses, $0.1 million in consulting expenses, $0.1 million in equipment rental and repairs and maintenance and $0.1 million in online communication fees, equipment maintenance contracts and miscellaneous.

[22]

The increase in SG&A expense in Q2-10 as compared to Q2-09 was due primarily to the following increases:  $0.3 million marketing expense for our Broadway Ticketing business, $0.2 million in occupancy expense due to a termination fee related to downsizing a portion of our corporate office space in Boca Raton, Florida and $0.1 million in contributions and sponsorship expense.  In addition, the Company incurred a $0.2 million charge related to the proposed sale of the Broadway Ticketing segment.  For additional information see Note 11 -  Proposed Sale Of the Broadway Ticketing Division in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.  These increases in expenses were offset by decreases in the following: $0.1 million in legal expenses for general corporate matters, $0.1 million in equipment rental,  repairs and maintenance expense and $0.1 million in online communication fees, equipment maintenance contracts and miscellaneous.

Payroll and Benefits.

Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.

Payroll and benefits expenses for Y2-10 were $5.5 million compared to $5.0 million for Y2-09, an increase of $0.5 million or 10%.  Payroll and benefits expenses for Q2-10 were $2.8 million compared to $2.4 million for Q2-09, an increase of $0.4 million or 17%.   As a percentage of net revenues, payroll and benefits expenses were approximately 10% for Y2-10 and Y2-09 respectively, and 8% for Q2-10 and Q2-09, respectively.

The increase in payroll & benefits expenses from Y2-10 as compared to Y2-09 was due to the following: (i) a $0.3 million increase in payroll in the accounting department and the Broadway Ticketing business due to retention related bonuses, a difference in vesting expense and staffing, and (ii) an increase of $0.2 million in overhead payroll, primarily due to increases in information technology staff payroll in the Broadway Ticketing segment.

The increase in Q2-10 as compared to Q2-09 was primarily due to the following: (i) an increase of $0.2 million in overhead payroll, primarily due to increases in information technology staff payroll in the Broadway Ticketing segment, (ii) an increase of $0.1 million in the Broadway Ticketing segment due to payroll-related increases and (iii) an increase of $0.1 million in payroll in our Broadway Ticketing business primarily due to bonus expense per contractual agreement.

Depreciation and amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, and equipment under capital leases and amortization of intangible assets.  Depreciation and amortization expense was $0.8 million for Y2-10 and Y2-09 and $0.4 million for Q2-10 and Q2-09.

[23]

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $6.8 million at June 30, 2010 as compared to $11.8 million at December 31, 2009.  Our net working capital (defined as current assets less current liabilities) was $8.4 million at June 30, 2010 as compared to $8.8 million at December 31, 2009.

Net cash used in operating activities during Y2-10 was $5.0 million, which was primarily attributable to $2.7 million in expenditures relating to the purchase of Broadway tickets, $0.6 million for an advance in commissions payable relating to a new affiliate contract in our Broadway Ticketing business, and $0.7 million for increases in other receivables which include credit card deposit timing differences, group rebates and legal and investment banking expenditures related to the proposed Broadway Ticketing sale.  By comparison, net cash used in operating activities during Y2-09 was $3.1 million.

Net cash provided by investing activities during Y2-10 was $0.2 million due to $0.3 million in earn-out monies received from R&S Investments offset by capital expenditures.  By comparison, net cash used in operating activities during Y2-09 was $1.0 million.

Net cash used in financing activities during Y2-10 was $0.1 million, which cash usage included payments under capital lease obligations.  By comparison, net cash used in financing activities during Y2-09 was also $0.2 million.

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million.  Since August 21, 2008, the Company has recognized $1.0 million of the earn-out payments.  The Hollywood.com Business includes the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service.   R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.

Commencing October 1, 2009, R&S Investments is contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business through March 31, 2010 in accordance with the terms of the escrow agreement, representing the full amount of the escrow as of July 14, 2009.  As of June 30, 2010, Hollywood Media recorded a $0.1 million related party receivable for monies earned, from R&S Investments.  Hollywood Media has received the earn-out monies in accordance with the payment terms.

[24]

For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1, of this Form 10-Q Report.

Capital Expenditures

Hollywood Media’s capital expenditures during the six and three months ended June 30, 2010 were approximately $0.2 million and $0.1 million, respectively.  We currently anticipate additional capital expenditures during 2010 will total approximately $0.3 million including but not limited to expenditures for computer equipment, servers and costs associated with the development of computer systems for Broadway.com.  These anticipated 2010 capital expenditures exclude amounts related to business acquisitions, if any.

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

[25]

Our cash and cash equivalents generated from the sales of our Baseline/StudioSystems and Showtimes businesses in 2006 and 2007, respectively, provided substantial additional working capital for Hollywood Media, and we have utilized portions of such working capital for various corporate purposes and business activities including, among other things, the repayment of debt and the purchase of the Showtix group ticketing business in February 2007, improvements and investments in various aspects of our Broadway Ticketing division, and for the repurchase of shares of Hollywood Media’s common stock pursuant to our previously announced stock repurchase program (discussed below). Our businesses have required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate will be satisfied from our cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through June 30, 2011.  If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to more than offset operating expenses.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock.  See Part II, Item 2, of this Form 10-Q report for information about stock repurchases by Hollywood Media during the second quarter of fiscal 2010.

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

Off-Balance Sheet Arrangements

At June 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K.  As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”

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

[26]

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $0.3 million and $0.5 million at June 30, 2010 and December 31, 2009, respectively.  The allowance is primarily attributable to receivables due from customers of CinemasOnline.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic regions.

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

As prescribed by ASC 350, we completed the transitional goodwill impairment test by the second quarter of fiscal 2002 which did not result in an impairment charge.  Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date during fiscal 2009 and 2008.  As part of our fiscal 2008 annual impairment evaluation, the Company determined that the goodwill associated with its CinemasOnline business should be written off, and, accordingly, the Company recorded an impairment loss of $2.8 million.  In addition, the Company recorded $0.7 million in additional impairment to goodwill recorded after our 2001 acquisition of Always Independent Entertainment Corp. and our Intellectual Properties segment.  During the second quarter of 2009 the Company determined that $5.0 million of the goodwill associated with its MovieTickets.com business should be written down based on discounted cash flow being below carrying value and accordingly recorded an impairment loss of $5.0 million.  As of June 30, 2010, we are not aware of any additional items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  The goodwill recorded in the accompanying condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 was $20.2 million and $20.2 million, respectively.  At June 30, 2010 and December 31, 2009 goodwill represented 38% and 35%, respectively, of total assets.  The Ad Sales reporting unit had $14.6 million of goodwill allocated as of the October 1, 2009 test date.  The fair value of the Ad Sales reporting unit exceeded the carrying value as of the October 1, 2009 test date by approximately 20%.  Future changes in estimates used to conduct the impairment review, including revenue projections, market values and low discount rates could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.

[27]

During the period from November 21, 2008 to May 21, 2009, the Company’s market capitalization periodically fell below the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company.   We considered the periodic decline in our market capitalization to be temporary and based on general economic conditions and a decline in general investor confidence throughout the market and not based on any events or conditions specific to us.  The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contain goodwill at June 30, 2010 and December 31, 2009 exceeded the book value of those units.

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

[28]

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

We have an investment in a subsidiary in the United Kingdom and sell our services into this foreign market.   Our foreign exposures, defined as assets denominated in foreign currency, less liabilities denominated in foreign currency, for the United Kingdom at June 30, 2010 and December 31, 2009 of U.S. dollar equivalents was a net liability of $1.8 million and $1.6 million, respectively.

                Our United Kingdom subsidiary sells services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% decrease in the value of the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $0.1 million for the quarter ended June 30, 2010.

                As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decrease in the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a de minimus decrease in our translation loss for the quarter ended June 30, 2010.  However, a larger decline in the British foreign currency could have a larger and possibly material affect.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

                An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of June 30, 2010, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.

[29]

As previously reported in Hollywood Media’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 19, 2010, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2009 and included its Report on Internal Control Over Financial Reporting in such Form 10-K.  The Report on Internal Control over Financial Reporting concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business, which are more fully described in such Form 10-K, constituted a material weakness in Hollywood Media’s internal control over financial reporting.  A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of June 30, 2010, Hollywood Media had not remediated this material weakness.

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

[30]

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Management has not identified any material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the quarter ended June 30, 2010, in transactions that were not registered under the Securities Act of 1933.

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

The following table provides information with respect to common stock purchases by Hollywood Media during the second quarter of 2010.  For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources – Authorization of Stock Repurchase Program” in Part 1, Item 2 of this Form 10-Q Report.

[31]

Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs

April 1, 2010 through April 30, 2010	-	-	-	-

May 1, 2010 through May 31, 2010	-	-	-	-

June 1, 2010 through June 30, 2010	-	-	-	-

Total	-	-	-	$2,697,843	(1)

(1)
As of June 30, 2010, calculated by subtracting (i) the total price paid for all shares purchased under the repurchase program from inception through June 30, 2010 of $7,302,157, from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the plan.

[32]

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

[33]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: August 16, 2010	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive Officer (Principal executive officer)

Date: August 16, 2010	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer (Principal accounting officer)

[34]