Form 10-Q/A
period 2010-06-30
HOLLYWOOD MEDIA CORP
filed 2010-08-26
CIK 912544

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
Yes ☐ No ☒

As of August 23, 2010, there were 31,179,066 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of June 30, 2010
	(unaudited) and December 31, 2009	4

	Condensed Consolidated Statements of Operations (unaudited) for the
	Three and Six Months ended June 30, 2010 and 2009	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	Three and Six Months ended June 30, 2010 and 2009	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-15

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	30

ITEM 4.	CONTROLS AND PROCEDURES	30-31

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	32

ITEM 1A.	RISK FACTORS	32

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32-33

ITEM 6.	EXHIBITS	34

EXPLANATORY NOTE

This Form 10−Q/A (Amendment No. 1) is being filed solely for the purpose of correcting dating errors in the certifications of our Chief Executive Officer and Chief Accounting Officer (principal financial and accounting officer) required by 18 U.S.C. ss. 1350, as adopted by Section 906 of the Sarbanes−Oxley Act of 2002, which were filed as Exhibits 32.1 and 32.2 to the Company’s original Quarterly Report on Form 10-Q filed on August 16, 2010. The certifications referenced the Form 10-Q for the quarter ended March 31, 2010 instead of the quarter ended June 30, 2010.

This Form 10−Q/A corrects the dating errors stated above and does not modify any information previously filed in the original Quarterly Report or update any disclosure appearing therein or events occurring after the date of filing of the original Quarterly Report.

[3]

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

[4]

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

[5]

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

[6]

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

[7]

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

[8]

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

[9]

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

[13]

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

[14]

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

[15]

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

[16]

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

[17]

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

[20]

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

[22]

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

[23]

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

[24]

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

[25]

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

[26]

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

[27]

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

[28]

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

[29]

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

[30]

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

[32]

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

*           Filed as an exhibit to this Form 10-Q/A (Amendment No. 1) to Form 10-Q

[34]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.
Date: August 26, 2010	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive Officer (Principal executive officer)

Date: August 26, 2010	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer (Principal accounting officer)

[35]