Form 10-Q
period 2010-09-30
HOLLYWOOD MEDIA CORP
filed 2010-11-15
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

As of November 10, 2010, there were 31,179,066 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2010
	(unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations (unaudited) for the
	Three and Nine Months ended September 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	Nine Months ended September 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-14

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	29

ITEM 4.	CONTROLS AND PROCEDURES	29-30

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	31

ITEM 1A.	RISK FACTORS	31

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31-32

ITEM 6.	EXHIBITS	33

[2]

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,308,487	$11,764,810
Receivables, net	1,254,471	897,503
Inventories held for sale, net	5,244,485	3,735,691
Deferred ticket costs	9,934,718	10,985,160
Prepaid expenses	2,942,893	1,896,237
Other receivables	1,136,173	1,125,263
Other current assets	9,911	436,675
Related party receivable	242,182	335,245
Restricted cash	1,221,000	1,221,000
Total current assets	29,294,320	32,397,584

PROPERTY AND EQUIPMENT, net	3,793,541	4,369,085
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	826,889	230,097
INTANGIBLE ASSETS, net	206,070	390,818
GOODWILL	20,230,119	20,197,513
OTHER ASSETS	21,082	21,082
TOTAL ASSETS	$54,372,021	$57,606,179

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,234,466	$1,632,351
Accrued expenses and other	3,154,284	3,074,549
Deferred revenue	13,013,628	14,012,178
Gift certificate liability	3,497,188	3,794,899
Customer deposits	360,423	948,273
Current portion of capital lease obligations	75,979	123,061
Current portion of notes payable	6,380	37,454
Total current liabilities	21,342,348	23,622,765

DEFERRED REVENUE	158,654	309,190
CAPITAL LEASE OBLIGATIONS, less current portion	18,630	75,830
OTHER DEFERRED LIABILITY	956,270	1,105,553
NOTES PAYABLE, less current portion	-	2,432

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 31,179,066 and
31,037,656 shares issued and outstanding at September 30, 2010 and
December 31, 2009, respectively	311,791	310,377
Additional paid-in capital	309,695,522	309,480,331
Accumulated deficit	(278,124,706)	(277,315,848)
Total Hollywood Media Corp. shareholders’ equity	31,882,607	32,474,860
Non-controlling interest	13,512	15,549
Total shareholders’ equity	31,896,119	32,490,409
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,372,021	$57,606,179

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

[3]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NET REVENUES
Ticketing	$79,317,020	$69,979,418	$24,408,490	$20,597,971
Other	2,981,093	3,441,400	973,392	1,256,695
	82,298,113	73,420,818	25,381,882	21,854,666

OPERATING COSTS AND EXPENSES
Cost of revenues – ticketing	64,578,465	57,768,570	19,259,832	16,615,916
Editorial, production, development and technology	1,974,184	1,944,210	644,390	707,297
Selling, general and administrative	8,415,751	7,572,482	3,014,325	2,454,488
Payroll and benefits	8,339,384	7,402,148	2,827,042	2,363,274
Depreciation and amortization	1,111,322	1,184,187	354,038	389,219

Total operating costs and expenses	84,419,106	75,871,597	26,099,627	22,530,194

Loss from operations	(2,120,993)	(2,450,779)	(717,745)	(675,528)

EARNINGS (LOSSES) OF UNCONSOLIDATED
INVESTEES
Equity in earnings of unconsolidated investees	636,839	1,912,906	87,971	73
Impairment loss	-	(5,000,000)	-	-
Total equity in earnings (losses) of unconsolidated
investees	636,839	(3,087,094)	87,971	73

OTHER INCOME (EXPENSE)
Interest, net	11,605	18,714	(99)	3,592
Other, net	118,737	(156,069)	(4,397)	(115,855)

Loss from continuing operations	(1,353,812)	(5,675,228)	(634,270)	(787,718)

Income from discontinued operations	506,902	472,487	181,458	472,487

Net loss	(846,910)	(5,202,741)	(452,812)	(315,231)

NET (INCOME) LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	38,052	(32,821)	23,352	(33,762)

Net loss attributable to Hollywood Media Corp.	$(808,858)	$(5,235,562)	$(429,460)	$(348,993)

Basic and diluted income (loss) per common share
Continuing operations	$(0.04)	$(0.19)	$(0.02)	$(0.03)
Discontinued operations	0.02	0.02	0.01	0.02
Total basic and diluted net loss per share	$(0.02)	$(0.17)	$(0.01)	$(0.01)

Weighted average common and common equivalent
shares outstanding – basic and diluted	30,920,354	30,565,413	30,945,735	30,637,658

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

[4]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(846,910)	$(5,202,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	(506,902)	(472,487)
Depreciation and amortization	1,111,322	1,184,187
401(k) stock match	114,133	118,213
Equity in earnings of unconsolidated investees, net of distributions	(596,792)	(3,704)
Stock compensation expense - employees	16,805	17,876
Stock compensation expense - officers	50,826	51,757
Provision for bad debts	208,470	224,873
Funding by (distributions to) subsidiary minority owner	36,015	(21,608)
Impairment loss	-	5,000,000
Loss on retirement of property	-	154,438

Changes in assets and liabilities:
Receivables	(565,438)	19,235
Inventories held for sale	(1,508,794)	420,608
Deferred ticket costs	1,050,442	2,245,286
Prepaid expenses	(1,046,656)	(280,331)
Other receivables	(10,910)	176,621
Related party receivable	68,512	(24,846)
Other current assets	426,764	(103,295)
Other assets	-	41,978
Accounts payable	(431,138)	(704,946)
Accrued expenses and other	224,531	(613,376)
Deferred revenue	(1,307,740)	(2,394,902)
Gift certificate liability	(297,711)	(553,000)
Customer deposits	(587,850)	21,105
Other deferred liability	9,371	(47,204)
Restricted cash	-	(1,221,000)
Net cash used in operating activities	(4,389,650)	(1,967,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(349,216)	(1,119,729)
Loss on retirement of assets	-	(1,592)
Proceeds from sale of assets	468,684	395,984
Acquisition of businesses, net of cash acquired	647	-
Net cash provided by (used in) investing activities	120,115	(725,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under capital lease obligations	(104,282)	(131,139)
Repayments of notes payable	(33,506)	(27,673)
Loan to minority shareholder of a consolidated subsidiary	(49,000)	-
Stock repurchase program	-	(72,954)
Net cash used in financing activities	(186,788)	(231,766)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,456,323)	(2,924,366)

CASH AND CASH EQUIVALENTS, beginning of period	11,764,810	12,685,946

CASH AND CASH EQUIVALENTS, end of period	7,308,487	$9,761,580

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$25,805	$32,894
Income taxes paid	$3,044	$19,595

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

[5]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media”, “our” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  The accompanying financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position, results of operations and cash flows.  The results of operations for the nine and three months ended September 30, 2010 and the cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations or cash flows for the remainder of 2010.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

Loss per Common Share

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic No. 260, “Earnings Per Share” (ASC 260), requires companies to present basic and diluted earnings per share (“EPS”).  Loss per common share is computed by dividing net loss attributable to Hollywood Media Corp. (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period.

The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants totaled 1,047,189 and 1,308,443 shares for the nine and three months ended September 30, 2010 and 2009, respectively, and such shares were excluded from the calculation of basic and diluted loss per share for the nine and three months ended September 30, 2010 and 2009, because their impact was anti-dilutive to the loss per share from continuing operations.  Unvested shares are not included in the basic calculation until vesting occurs and are not included in the diluted calculation because they are anti-dilutive.  There were 233,333 and 400,000 unvested shares as of September 30, 2010 and 2009, respectively.

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

The portion of receivables, deferred ticket costs and inventory balances that relate to the sales of tickets to groups, individuals and travel agencies for Broadway and other live theater shows are, with isolated exceptions, for shows or performances that take place at venues in New York, New York.  From time to time New York City has been reported as subject to the threat of terrorist acts by relevant United States Government agencies.  Hollywood Media recognizes that the occurrence of such a terrorist act, a labor strike or dispute, geographic economic downturn or any significant civil disturbance occurring in New York City could lead to closures of available performance venues for which Hollywood Media may not receive reimbursement of ticket costs and/or payment on outstanding receivables, and this could adversely impact the normal conduct of operations for an indefinite period of time.

Receivables

Receivables primarily consist of (i) amounts due from customers who have advertised on plasma TV displays, posters, brochures and websites in our UK business, (ii) purchased live theater tickets, (iii) amounts due from box offices for commission on live theater tickets sold to groups, (iv) refunds for performances that did not occur and (v) amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable.

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses (“Allowance”) resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the estimated collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of customers’ accounts, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The Allowance was $0.4 million and $0.5 million at September 30, 2010 and December 31, 2009, respectively.  The Allowance is primarily attributable to receivables due from customers of the United Kingdom based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”).  Although the Company believes its Allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, additional Allowances may be required and the additional Allowances could materially impact the Company’s condensed consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

[7]

Ticketing Revenue Recognition

Ticket revenue is derived from the sale of live theater tickets for Broadway, off-Broadway and London shows to individuals, groups, travel agencies, tour groups and educational organizations.  Proceeds from ticket sales received in advance of the corresponding performance are included in “Deferred revenue” in our accompanying condensed consolidated balance sheets.  The Company is the primary obligor and recognizes revenue on a gross basis during the periods the performances of the shows occur.

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

ASC Topic No. 605, “Revenue Recognition”, subtopic 605-45 “Principle Agent Considerations,” provides guidance concerning circumstances in which a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue (as a principal) from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee as an agent. Hollywood Media’s existing accounting policies conform to the ASC 605-45.  The Company is the primary obligor and as a general rule will follow the applicable box office’s return policy.  However, for customer service purposes the Company will make exceptions under certain circumstances, if a customer is dissatisfied or could not attend a performance and the theater does not issue a refund.  In addition, customers can purchase insurance and return the tickets to the Company up to three days prior to the performance date.  Ticket revenue and cost of revenue-ticketing are recorded on a gross basis in our accompanying condensed consolidated statements of operations.  Revenues on hotel packages and dinner vouchers sold for New York restaurants are reported on a net basis in our accompanying condensed consolidated statements of operations.

Segment Information

ASC Topic No. 280, “Segment Reporting”, establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.  ASC Topic No. 280 has been applied to the information appearing in Note 7.

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

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”).  R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the purchase agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which includes $1,000,000 that was paid to Hollywood Media at closing and potential earn-out payments totaling $9,000,000, of which $1,005,033 has been paid as of September 30, 2010.  Hollywood Media recognized $507,561 and $181,458 in earn-out gain during the nine and three months ended September 30, 2010, respectively, which is included in “Income from discontinued operations” in our condensed consolidated statements of operations.  For additional information see Note 12 “Subsequent Events.”  Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

The earn-out payments equal the greater of 10 percent of gross collected revenue and 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the earn-out is fully paid.  The Company considers the remaining potential earn-out payments to be contingent consideration and non-recourse.  Thus, the Company will not record a receivable and any corresponding gain until the contingencies have been met.  The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable are recorded.  As of September 30, 2010, there remains $7,994,967 in potential earn-out payments.     Hollywood Media recorded $507,561 in income under this earn-out arrangement for the nine months ended September 30, 2010 offset by $659 of expenses, and $181,458 for the three months ended September 30, 2010, which was recorded in “Income from discontinued operations” in the accompanying condensed consolidated statement of operations.  Hollywood Media has received the earn-out monies in accordance with the payment terms.  There was $472,487 earn-out gain recorded for the nine and three months ended September 30, 2009.  If a subsequent change of control of the Hollywood.com Business, or a portion thereof, occurs before the earn-out is fully paid, the remaining portion of the earn-out would be paid to the Company immediately upon such an event, up to the amount of the consideration received less related expenses. If the aggregate proceeds received by the Company in such a change of control are less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. If the Hollywood.com Business, or a portion thereof, is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10,000,000.  Hollywood Media established an escrow account to fund negative EBITDA of the sold business as necessary, up to a total of $2,600,000, the maximum amount of negative EBITDA required to be funded per the purchase agreement.  During 2009, Hollywood Media distributed the full balance of the escrow to fund operating losses.  In addition, Hollywood Media paid $400,000 to the Purchaser for working capital adjustments at closing.  Pursuant to Staff Accounting Bulletin (“SAB”) Topic 5-E, the Company must consider if it has transferred risks of ownership, which the Company has considered and concluded that the risks of ownership have been transferred.

[9]

The Hollywood.com Business included:

(i)           Hollywood.com, Inc., which owned the Hollywood.com website and related URLs and celebrity fan websites.  Hollywood.com features in-depth movie information including movie showtimes listings, celebrity biographical data, and celebrity photos primarily obtained by Hollywood.com through licenses with third party licensors which are made available on the Hollywood.com website and mobile platform.  Hollywood.com also has celebrity fan sites and a library of feature stories and interviews which incorporate photos and multimedia videos taken at entertainment events including movie premiers and award shows; and

(ii)          Totally Hollywood TV, LLC, which owned Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators for the distribution of movie trailers to subscribers of those cable systems.

Pursuant to ASC Topic No. 205-20, “Discontinued Operations,” the Company’s condensed consolidated financial statements for the nine and three months ended September 30, 2010 and 2009 reflect the Hollywood.com Business as discontinued operations.

(4)	DEBT:

Registration Payment Arrangement

In connection with Hollywood Media’s issuance in November 2005 of $7,000,000 aggregate principal amount of senior unsecured notes (the “Senior Notes”), the holders of the Senior Notes also received warrants to purchase an aggregate of 800,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share (the “Warrants”).  In May 2007, the full principal amount of the Senior Notes, together with all accrued and unpaid interest thereon, was paid in full in accordance with the provisions of the Senior Notes.  As required by the terms of the Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants (declared effective on March 3, 2006), and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effective date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act.  If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”) in violation of the agreement, and if there are no applicable defenses or limitations under the agreement or at law or otherwise, Hollywood Media would be required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period.  As of September 30, 2010, none of the Warrants have been exercised, no Warrant shares have been issued, and the registration statement continues to be effective.

[10]

In accordance with ASC Topic No. 815, “Derivatives and Hedging”, Subtopic No, 40, “Contracts in Entity’s Own Equity” (ASC 815-40), Hollywood Media is required to calculate the maximum potential amount of consideration payable pursuant to registration payment arrangements, even if the likelihood of payments under such arrangements is remote.  ASC 815-40 is applicable to financial statements issued for fiscal years beginning after December 15, 2006 and any interim periods therein.  Assuming for purposes of this calculation that (i) all of the Warrants were exercised on September 30, 2010, (ii) the Warrant shares issued upon such exercise are available for resale under Rule 144(k) on September 30, 2010, (iii) the registration statement ceased to be effective in violation of the agreement on September 30, 2010 and does not become effective again before March 3, 2011, the remainder of the required registration period, and (iv) that there are no applicable defenses or limitations under the agreement or at law or otherwise, the maximum potential amount of consideration payable by Hollywood Media to the holders of Warrant shares would be $215,000.  Management does not believe that any significant material payments are likely under this registration payment arrangement.

(5)	COMMON STOCK:

During the nine months ended September 30, 2010:

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

Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash and cash equivalents to repurchase shares of its outstanding common stock.  Hollywood Media did not purchase any shares of its common stock during the nine months ended September 30, 2010.  Pursuant to the repurchase program, Hollywood Media purchased an aggregate of 71,600 shares of its common stock during the nine months ended September 30, 2009, which shares were purchased for $72,954, reflecting an approximate average price per share of $1.02.

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

[11]

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

The following table provides summary financial information, for continuing operations only, regarding Hollywood Media’s reportable segments:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues:
Broadway Ticketing	$79,317,020	$69,979,418	$24,408,490	$20,597,971
Ad Sales	2,297,894	2,510,258	784,777	845,639
Intellectual Properties	683,199	931,142	188,615	411,056
Other	-	-	-	-
	$82,298,113	$73,420,818	$25,381,882	$21,854,666

Operating Income (Loss):
Broadway Ticketing	$4,189,238	$3,186,593	$1,547,479	$1,015,580
Ad Sales	(404,820)	(246,437)	(114,522)	(87,787)
Intellectual Properties	(84,845)	67,022	(49,947)	68,980
Other	(5,820,566)	(5,457,957)	(2,100,755)	(1,672,301)
	$(2,120,993)	$(2,450,779)	$(717,745)	$(675,528)

Capital Expenditures:
Broadway Ticketing	$316,709	$1,021,752	$163,763	$89,667
Ad Sales	8,306	30,365	8,306	15,330
Intellectual Properties	1,066	-	1,066	-
Other	23,135	67,612	14,357	17,465
	$349,216	$1,119,729	$187,492	$122,462

Depreciation and Amortization Expense:
Broadway Ticketing	$671,742	$617,505	$222,243	$203,311
Ad Sales	205,663	271,569	63,151	89,423
Intellectual Properties	254	225	105	75
Other	233,663	294,888	68,539	96,410
	$1,111,322	$1,184,187	$354,038	$389,219

[12]

	September 30,	December 31,
	2010	2009
	(unaudited)
Segment Assets:
Broadway Ticketing	$31,146,233	$30,386,157
Ad Sales	16,105,133	16,376,839
Intellectual Properties	433,938	475,140
Other	6,686,717	10,368,043
	$54,372,021	$57,606,179

(8)	CERTAIN COMMITMENTS AND CONTINGENCIES:

Litigation

From time to time, Hollywood Media is a party to various legal proceedings arising in the ordinary course of business.  The Company believes, based on our review with legal counsel, any loss which may result from such legal proceedings are not expected to have a material adverse impact on the condensed consolidated financial statements of the Company.

Restricted Cash

Restricted cash is comprised of a $1,221,000 certificate of deposit that secures bonds for Broadway ticketing purchases.

(9)	MOVIETICKETS.COM:

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture.  Hollywood Media accounts for its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media did not record income or loss from its investment in MovieTickets.com prior to the fourth quarter of 2009 because its share of the accumulated net losses from prior years exceeded its investment in MovieTickets.com.

Since the fourth quarter of 2009, Hollywood Media’s share of accumulated net income has exceeded its carrying cost of the investment.  Accordingly, Hollywood Media recorded its 26.2% share of net income or $597,535 and $76,787 under “Equity in earnings of unconsolidated investees” in the accompanying condensed consolidated statement of operations for the nine and three months ended September 30, 2010, respectively.  The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online and the sale of advertising.  There were no dividends declared or received during the nine and three months ended September 30, 2010 as compared to $1,914,202 declared and received during the nine months ended September 30, 2009.  There were no dividends declared during the three months ended September 30, 2009.

(10)	RELATED PARTY TRANSACTIONS:

Effective August 21, 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC, an entity owned by Hollywood Media’s Chief Executive Officer and President for the sale of the Hollywood.com Business.  For additional information about this transaction, see Note 3 “Discontinued Operations” in these Notes to the Condensed Consolidated Financial Statements.

[13]

As of September 30, 2010, the Company has $242,182 included in “Related party receivable” in our accompanying condensed consolidated balance sheet which consisted of $179,870 in earn-out receivable, $19,227 in expense reimbursements from R&S Investments and $43,085 for an expense reimbursement receivable from MovieTickets.com.  Subsequent to September 30, 2010, Hollywood Media received the earn-out amounts in accordance with the payment terms.

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

At September 30, 2010 a $49,000 loan was granted to the President of Tekno Books, a 51% owned subsidiary that is recorded as an offset to additional paid in capital.  The President is not an executive officer of Hollywood Media Corp. and he owns 49% of Tekno Books.  The loan proceeds were contributed capital by the minority partner of Tekno Books.  The loan is due December 1, 2010, and it is secured with collateral consisting of 342,127 shares of Hollywood Media Corp. common stock owned by the minority partner.

(11)	PROPOSED SALE OF THE BROADWAY TICKETING DIVISION:

On December 22, 2009, Hollywood Media entered into a stock purchase agreement (the “Purchase Agreement”) with Key Brand Entertainment Inc., a Delaware corporation (“Key Brand”), pursuant to which Key Brand agreed to purchase Hollywood Media’s Broadway Ticketing Division (the “Broadway Sale”) through the purchase of all of the outstanding capital stock of Theatre Direct NY, Inc., a Delaware corporation and a wholly-owned subsidiary of Hollywood Media, from Hollywood Media.  The closing of the Broadway Sale is subject to certain customary closing conditions specified in the Purchase Agreement, including but not limited to the approval of Hollywood Media’s shareholders.  Included in “Prepaid expenses” on the Company’s accompanying September 30, 2010 condensed consolidated balance sheet are approximately $1,200,000 of deferred disposal costs related to the Broadway Sale.  In addition, there were $542,442 and $330,295 in costs related to the contemplated transaction which have been included in “Selling, general and administrative” expenses in the Company’s condensed consolidated statements of operations for the nine and three months ended September 30, 2010, respectively.   In conjunction with the Purchase Agreement, Key Brand has funded $1,200,000 into an escrow account which will be paid to the Company if Key Brand defaults under the Purchase Agreement.

Hollywood Media filed a definitive proxy statement with the SEC relating to the Broadway Sale on October 20, 2010. A special meeting of the shareholders of Hollywood Media will be held on Friday, December 10, 2010 at 10:00 a.m., local time at Hollywood Media’s office at 2255 Glades Road, Conference Room 123A, Boca Raton, FL 33431. At the special meeting, shareholders of Hollywood Media on record as of October 19, 2010 will be entitled to vote on the Broadway Sale.

(12)	SUBSEQUENT EVENTS:

As of the filing of this Form 10-Q, $147,797 was collected of the $199,097 included in “Related party receivable” from R&S Investments in our accompanying condensed consolidated balance sheets.  In addition, $43,085 was collected of the $43,085 included in “Related party receivable” from MovieTickets.com in our accompanying condensed consolidated balance sheets.  The remaining amounts represent either earn-out receivables earned but not yet due or amounts owed but not yet due.  For additional information on the sale of the Hollywood.com Business, see Note 3 “Discontinued Operations” and Note 10 “Related Party Transactions.”

On September 27, 2010, upon recommendation of Mitchell Rubenstein, CEO and Chairman of Hollywood Media Corp., our Board of Directors of Hollywood Media Corp. approved of the termination of the Company’s 401(k) plan, resulting in future cost savings.  The termination is effective November 18, 2010.

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

[16]

The closing of the transactions contemplated by the Purchase Agreement is conditioned upon Hollywood Media’s receipt of the approval of its shareholders as well as the satisfaction or waiver of certain other closing conditions set forth in the Purchase Agreement.  Hollywood Media filed a definitive proxy statement with the SEC relating to the transactions contemplated by the Purchase Agreement on October 20, 2010,  and a special meeting of its shareholders of record as of October 19, 2010 to approve the transactions contemplated by the Purchase Agreement is scheduled for December 10, 2010.  If Hollywood Media’s shareholders approve the transactions contemplated by the Purchase Agreement and other conditions contained in the Purchase Agreement are satisfied or waived, Hollywood Media currently expects that the transactions contemplated by the Purchase Agreement would close within 30 days of the date such transactions are approved by Hollywood Media’s shareholders.

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

The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the nine months ended  September 30, 2010 (“Y3-10”) and 2009 (“Y3-09”) and the three months ended September 30, 2010 (“Q3-10”) and 2009 (“Q3-09”), respectively:

[17]

			Intellectual
	Broadway		Properties
	Ticketing	Ad Sales	(a)	Other	Total
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)

Y3-10
(unaudited)

Net Revenues	$79.3	$2.3	$0.7	$-	$82.3
Operating Expenses	75.1	2.7	0.8	5.8	84.4
Operating Income (Loss)	$4.2	$(0.4)	$(0.1)	$(5.8)	$(2.1)

% of Total Net Revenue	96%	3%	1%	-	100%

Y3-09
(unaudited)

Net Revenues	$70.0	$2.5	$0.9	$-	$73.4
Operating Expenses	66.8	2.7	0.8	5.5	75.8
Operating Income (Loss)	$3.2	$(0.2)	$0.1	$(5.5)	$(2.4)

% of Total Net Revenue	95%	4%	1%	-	100%

			Intellectual
	Broadway		Properties
	Ticketing	Ad Sales	(a)	Other	Total
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)

Q3-10
(unaudited)

Net Revenues	$24.4	$0.8	$0.2	$-	$25.4
Operating Expenses	22.8	0.9	0.3	2.1	26.1
Operating Income (Loss)	$1.6	$(0.1)	$(0.1)	$(2.1)	(0.7)

% of Total Net Revenue	96%	3%	1%	-	100%

Q3-09
(unaudited)

Net Revenues	$20.6	$0.8	$0.4	$-	$21.8
Operating Expenses	19.6	0.9	0.3	1.7	22.5
Operating Income (Loss)	1.0	$(0.1)	$0.1	$(1.7)	$(0.7)

% of Total Net Revenue	94%	4%	2%	-	100%

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

Results of Discontinued Operations

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. As of September 30, 2010, $1.0 million in earn-out payments were paid to Hollywood Media and therefore, there remains $8.0 million in potential earn-out payments.  The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service that was distributed pursuant to annual affiliation agreements with certain cable operators. R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.

[19]

Commencing October 1, 2009, R&S Investments is contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive five percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business through September 30, 2009, representing the entire balance of the escrow.  As of September 30, 2010, Hollywood Media recorded a $0.2 million related party receivable for earn-out earned and expense reimbursement by R&S Investments.  Subsequent to September 30, 2010, Hollywood Media has received the earn-out amounts in accordance with the payment terms.

NET REVENUES

Total net revenues were $82.3 million for Y3-10 as compared to $73.4 million for Y2-09, an increase of $8.9 million or 12%, and $25.4 million for Q3-10 as compared to $21.8 million for Q3-09, an increase of $3.6 million, or 17%.  The increase in net revenue from Y3-09 to Y3-10 and the increase in net revenue from Q3-09 to Q3-10 was primarily due to an increase in revenues from Broadway Ticketing offset by decreases in Ad Sales and Intellectual Properties divisions as discussed below.

Broadway Ticketing net revenues were $79.3 million and $70.0 million for Y3-10 and Y3-09, respectively, an increase of $9.3 million or 13%, and $24.4 million and $20.6 million for Q3-10 and Q3-09, respectively, an increase of $3.8 million or 18%.  The increase in Broadway Ticketing net revenues in Y3-10 from Y3-09 was primarily attributable to the following: (a) a increase in revenue of $11.3 million attributable to (i) an increase in quantity of tickets sold of $10.4 million, the majority of which is related to ticket sales to individuals through our Broadway.com website, (ii) an increase in service fees of $0.6 million, (iii) an increase in orders sold with cancellation insurance of $0.2 million, and (iv) an increase in sponsorship sales of $0.1 million, offset in part by (b) a decrease in revenue of $2.0 million attributable to selling a higher ratio of lower priced tickets due to our maintaining a broader range of ticketing inventory.  The increase in Broadway Ticketing net revenues in Q3-10 from Q3-09 was primarily attributable to the following: (a) an increase in revenue of $4.2 million attributable to (i) an increase in quantity of tickets sold of $3.9 million, the majority of which is related to ticket sales to individuals through our Broadway.com website,  (ii) an increase in service fees of $0.1 million, (iii) an increase in orders sold with cancellation insurance of $0.1 million, and (iv) an increase in sponsorship sales of $0.1 million, offset in part by (b) a decrease in revenue of $0.4 million attributable to selling a higher ratio of lower priced tickets due to our maintaining a broader range of ticketing inventory.

Ad Sales division net revenues by our CinemasOnline business were $2.3 million for Y3-10 as compared to $2.5 million for Y3-09, a decrease of $0.2 million or 8%, and such net revenues were $0.8 million for Q3-10 and Q3-09.  The decrease in Ad Sales revenues in Y3-10 from Y3-09 is attributable primarily to a decrease of $0.5 million revenue in the plasma ad business, offset by a $0.3 million increase in brochure and web advertising revenues.

Net revenues from our Intellectual Properties division were $0.7 million for Y3-10 as compared to $0.9 million for Y3-09, and such net revenues were $0.2 million for Q3-10 as compared to $0.4 million for Q3-09.  The Intellectual Properties division generates revenues from several different activities including book development and licensing and intellectual property licensing.  Revenues vary quarter to quarter depending on the timing of the delivery of the manuscripts to the publishers. Revenues are recognized when the earnings process is complete and ultimate collection of such revenues is no longer subject to contingencies.  The Intellectual Properties division revenues do not include our 50% non-controlling interest in NetCo Partners, which is accounted for under the equity method of accounting and under which Hollywood Media’s share of the income is reported as Equity in Earnings of Unconsolidated Investees (discussed below).

[20]

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES

Equity in earnings (losses) of unconsolidated investees consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
	(in millions)	(in millions)	(in millions)	(in millions)

NetCo Partners (a)	$-	$-	$-	$-
MovieTickets.com (b)	0.6	(3.1)	0.1	-
	$0.6	$(3.1)	$0.1	$-

(a)  NetCo Partners

NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce.  NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method of accounting. Hollywood Media’s 50% share of de minimus income by NetCo Partners was a net de minimus income for Y3-10, Q3-10 and Q3-09, and a de minimus loss for Y3-09.

(b)  MovieTickets.com

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media has not recorded income or loss from its investment in MovieTickets.com prior to the fourth quarter of 2009 because the accumulated net loss from prior years exceeded MovieTickets.com’s accumulated net income during such years.   As a result, Hollywood Media recorded its 26.2% or $0.6 million and $0.1 million under “Equity in earnings of unconsolidated investees” in the accompanying condensed consolidated statement of operations for the nine and three months ended September 30, 2010, respectively.  The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online and the sale of advertising.  There were no dividends declared or received during the nine and three months ended September 30, 2010 as compared to $1.9 million declared and received during the nine months ended September 30, 2009.  There were no dividends declared or received during the three months ended September 30, 2009.

[21]

OPERATING EXPENSES

Cost of revenues - ticketing.  Cost of revenues – ticketing was $64.6 million for Y3-10 compared to $57.8 million for Y3-09 for an increase of $6.8 million or 12%.  Cost of revenues – ticketing for Q3-10 was $19.3 million compared to $16.7 million in Q3-09 for an increase of $2.6 million or 16%.  Cost of revenues - ticketing consists primarily of the cost of tickets and credit card fees for the Broadway Ticketing segment, partially offset by rebates received from certain producers based on exceeding certain ticketing sales goals.  As a percentage of ticketing revenue, cost of revenues – ticketing was 81% and 83% for Y3-10 and Y3-09, respectively, and 79% and 81% for Q3-10 and Q3-09, respectively.

The increase in cost of revenues – ticketing in Y3-10 from Y3-09 was primarily attributable to the following: (a)  an increase of $9.5 million attributable to (i) an increase in quantity of tickets sold of $8.3 million, (ii) an increase in unsold ticket inventory expense of $0.9 million, and (iii) an increase in credit card fees of $0.3 million, offset by (b) a decrease of $2.7 million attributable to (i) a decrease of $1.6 million due to selling a higher ratio of lower priced tickets due to our maintaining a broader range of ticketing inventory (ii) an increase in ad revenues from Broadway shows of $1.1 million which are recorded as a reduction to cost of sales.

The increase in cost of revenues – ticketing in Q3-10 from Q3-09 was primarily attributable to the following: (a)  an increase of $3.7 million attributable to (i) an increase in quantity of tickets sold of $3.1 million, (ii) an increase in unsold ticket inventory expense of $0.4 million, and (iii) an increase in credit card fees of $0.1 million, offset by (b) a decrease of $1.0 million attributable to (i) an increase in ad revenues from Broadway shows of $0.7 million which are recorded as a reduction to cost of sales and (ii) a decrease of $0.3 million due to selling a higher ratio of lower priced tickets due to our maintaining a broader range of ticketing inventory.

Editorial, Production, Development and Technology.  Editorial, production, development and technology costs include commissions, royalties, media buying, production services and internet access for CinemasOnline and fees and royalties paid to authors and co-editors for the Intellectual Properties segment.  Editorial, production, development and technology costs were $1.9 million for Y3-10 and Y3-09, and $0.6 million for Q3-10 as compared to $0.7 million for Q3-09, a decrease of $0.1 million or 14%.  As a percentage of revenues from our Ad Sales and Intellectual Properties segments, these costs were 66% and 56% for Y3-10 and Y3-09 respectively, and 66% and 56% for Q3-10 and Q3-09, respectively.   The Q3-10 decrease compared to Q3-09 was due in part to a $0.1 million decrease in payments to writers and co-editors.

Selling, General and Administrative.

Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising  representative firms and other parties).  SG&A expenses for Y3-10 were $8.4 million compared to $7.6 million for Y3-09, an increase of $0.8 million or 11%. SG&A expenses for Q3-10 were $3.0 million compared to $2.5 million for Q3-09, an increase of $0.5 million or 20%.   As a percentage of net revenue, SG&A expenses were 10% in Y3-10 and Y3-09 and 12% in Q3-10 compared to 11% in Q3-09.

[22]

  The increase in SG&A expense in Y3-10 as compared to Y3-09 was due primarily to increases in the following: $0.9 million in marketing expenses for our Broadway Ticketing business, $0.1 million in contributions/sponsorship expenses and $0.1 million in occupancy expense primarily due to a termination fee relating to downsizing a portion of our corporate office space in Boca Raton, FL.  In addition, the Company incurred a $0.5 million charge for expenses related to the proposed sale of the Broadway Ticketing segment. For additional information see Note 11 – Proposed Sale of the Broadway Ticketing Division in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. These increases were offset by decreases in the following expenses: $0.1 million in accounting and Sarbanes-Oxley expenses, $0.4 million in legal expenses for general corporate matters, $0.1 million in consulting expenses, $0.1 million in equipment rental and repairs and maintenance and $0.1 million in online communication fees, equipment maintenance contracts and Board of Directors fees.

The increase in SG&A expense in Q3-10 as compared to Q3-09 was due primarily to a $0.3 million increase in marketing expense for our Broadway Ticketing business. In addition, the Company incurred a $0.3 million charge for legal expenses in Q3-10 related to the proposed sale of the Broadway Ticketing segment. For additional information see Note 11 – Proposed Sale of the Broadway Ticketing Division in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. This was offset by $0.1 million decrease in consulting expense.

Payroll and Benefits.

Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.

Payroll and benefits expenses for Y3-10 were $8.3 million compared to $7.4 million for Y3-09, an increase of $0.9 million or 12%.  Payroll and benefits expenses for Q3-10 were $2.8 million compared to $2.4 million for Q3-09, an increase of $0.4 million or 17%.   As a percentage of net revenues, payroll and benefits expenses were approximately 10% for Y3-10 and Y3-09, and 11% for Q3-10 and Q3-09.

The increase in payroll and benefits expenses from Y3-10 as compared to Y3-09 was due to the following: (i) a $0.3 million increase in payroll in the accounting department and the Broadway Ticketing business due to retention related bonuses, (ii) an increase of $0.3 million in overhead payroll, primarily due to increases in information technology staff payroll in the Broadway Ticketing segment, and (iii) a $0.3 million increase in payroll in corporate overhead.

The increase in Q3-10 as compared to Q3-09 was due to an increase in payroll in Corporate overhead due to discretionary bonuses of $0.3 million and an increase of $0.1 million in information technology payroll in our Broadway Ticketing business.

Depreciation and amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, and equipment under capital leases and amortization of intangible assets.  Depreciation and amortization expense was $1.1 million for Y3-10 and $1.2 million for Y3-09 and $0.3 million for Q3-10 and $0.4 million for Q3-09.  The decrease in Y3-10 and Q3-10 from Y3-09 and Q3-09 was primarily due to assets becoming fully depreciated during or prior to Y3-10 partially offset by an increase in depreciation due to the launching of a new Broadway.com website in September 2009.

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $7.3 million at September 30, 2010 as compared to $11.8 million at December 31, 2009.  Hollywood Media’s restricted cash at September 30, 2010 and December 31, 2009 was $1.2 million.  Our net working capital (defined as current assets less current liabilities) was $8.0 million at September 30, 2010 as compared to $8.8 million at December 31, 2009.

[23]

Net cash used in operating activities during Y3-10 was $4.4 million, which was primarily attributable to a $1.5 million increase in Broadway ticket inventory, legal and investment banking expenditures related to the proposed Broadway Ticketing sale.  By comparison, net cash used in operating activities during Y3-09 was $2.0 million.

Net cash provided by investing activities during Y3-10 was $0.1 million due to $0.5 million received in earn-out monies from R&S Investments, offset by $0.4 million in capital expenditures.  By comparison, net cash used in operating activities during Y3-09 was $0.7 million.

Net cash used in financing activities during Y3-10 was $0.2 million, which cash usage included payments under capital lease obligations.  Net cash used in financing activities during Y3-09 was also $0.2 million.

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million.  Since August 21, 2008, the Company has received $1.0 million of the earn-out payments, therefore, there remains $8.0 million in potential earn-out payments.  The Hollywood.com Business includes the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service.   R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.

Commencing October 1, 2009, R&S Investments is contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business through September 30, 2009 in accordance with the terms of the escrow agreement, representing the full amount of the escrow as of July 14, 2009.  As of September 30, 2010, Hollywood Media recorded a $0.2 million related party receivable for monies earned, from R&S Investments.  Subsequent to September 30, 2010, Hollywood Media has received the earn-out monies in accordance with the payment terms.

[24]

For additional information about this transaction, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1, of this Form 10-Q Report.

Capital Expenditures

Hollywood Media’s capital expenditures during the nine and three months ended September 30, 2010 were approximately $0.3 million and $0.1 million, respectively.  We currently anticipate that additional capital expenditures during 2010 will total approximately $0.1 million including but not limited to expenditures for computer equipment, servers and costs associated with the development of computer systems for Broadway.com.  These anticipated 2010 capital expenditures exclude amounts related to business acquisitions, if any.

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

[25]

Our cash and cash equivalents generated from the sales of our Baseline/StudioSystems and Showtimes businesses in 2006 and 2007, respectively, provided substantial additional working capital for Hollywood Media, and we have utilized portions of such working capital for various corporate purposes and business activities including, among other things, the repayment of debt and the purchase of the Showtix group ticketing business in February 2007, improvements and investments in various aspects of our Broadway Ticketing division, and for the repurchase of shares of Hollywood Media’s common stock pursuant to our previously announced stock repurchase program (discussed below). Our businesses have required substantial financing, and may require additional capital to fund our growth plans and for working capital, which capital requirements we contemplate will be satisfied from our cash and cash equivalents on hand. Based on our current plans and assumptions for operations and investment and financing activities, we estimate that our cash and cash equivalents on hand and anticipated cash flow from operations will be sufficient to meet our working capital and investment requirements at least through September 30, 2011.  If our plans change or our assumptions prove to be inaccurate, we may need to seek further financing or curtail our growth and/or operations. We believe that our long-term financial success ultimately depends on our ability to generate enough revenue to more than offset operating expenses.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock.  See Part II, Item 2, of this Form 10-Q report for information about stock repurchases by Hollywood Media during the third quarter of fiscal 2010.

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

Off-Balance Sheet Arrangements

At September 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K.  As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”

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

[26]

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the estimated collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of customers’ accounts, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The Allowance was $0.4 million and $0.5 million at September 30, 2010 and December 31, 2009, respectively.  The Allowance is primarily attributable to receivables due from customers of the United Kingdom based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”).  Although the Company believes its Allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, additional Allowances may be required and the additional Allowances could materially impact the Company’s condensed consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

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

As prescribed by ASC 350, we completed the transitional goodwill impairment test by the second quarter of fiscal 2002 which did not result in an impairment charge.  Additionally, Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date during fiscal 2009 and 2008.  As part of our fiscal 2008 annual impairment evaluation, the Company determined that the goodwill associated with its CinemasOnline business should be written off, and, accordingly, the Company recorded an impairment loss of $2.8 million.  In addition, the Company recorded $0.7 million in additional impairment to goodwill recorded after our 2001 acquisition of Always Independent Entertainment Corp. and our Intellectual Properties segment.  During the second quarter of 2009 the Company determined that $5.0 million of the goodwill associated with its MovieTickets.com business should be written down based on discounted cash flow being below carrying value and accordingly recorded an impairment loss of $5.0 million.  As of September 30, 2010, we are not aware of any additional items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  The goodwill recorded in the accompanying condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 was $20.2 million.  At September 30, 2010 and December 31, 2009 goodwill represented 37% and 35%, respectively, of total assets.  The Ad Sales reporting unit had $14.6 million of goodwill allocated as of the October 1, 2009 test date.  The fair value of the Ad Sales reporting unit exceeded the carrying value as of the October 1, 2009 test date by approximately 20%.  Future changes in estimates used to conduct the impairment review, including revenue projections, market values and low discount rates could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.

[27]

During the period from November 21, 2008 to May 21, 2009, the Company’s market capitalization periodically fell below the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company.   We considered the periodic decline in our market capitalization to be temporary and based on general economic conditions and a decline in general investor confidence throughout the market and not based on any events or conditions specific to us.  The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contain goodwill at September 30, 2010 and December 31, 2009 exceeded the book value of those units.

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

We have an investment in a subsidiary in the United Kingdom and sell our services into this foreign market.   Our foreign exposures, defined as assets denominated in foreign currency, less liabilities denominated in foreign currency, for the United Kingdom at September 30, 2010 and December 31, 2009 of U.S. dollar equivalents was a net liability of $2.0 million and $1.6 million, respectively.

                Our United Kingdom subsidiary sells services and pays for products and services in British pounds. A decrease in the British foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% decrease in the value of the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $0.1 million for the quarter ended September 30, 2010.

                As the assets, liabilities and transactions of our United Kingdom subsidiary are denominated in British pounds, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decrease in the British pound relative to the U.S. dollar (i.e., in addition to actual exchange experience) would have resulted in a de minimus decrease in our translation loss for the quarter ended September 30, 2010.  However, a larger decline in the British foreign currency could have a larger and possibly material affect.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

                An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q report. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of September 30, 2010, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.

[29]

As previously reported in Hollywood Media’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 19, 2010, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2009 and included its Report on Internal Control Over Financial Reporting in such Form 10-K.  The Report on Internal Control over Financial Reporting concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business, which are more fully described in such Form 10-K, constituted a material weakness in Hollywood Media’s internal control over financial reporting.  A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of September 30, 2010, Hollywood Media had not remediated this material weakness.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the quarter ended September 30, 2010, in transactions that were not registered under the Securities Act of 1933.

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

The following table provides information with respect to common stock purchases by Hollywood Media during the third quarter of 2010.  For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources – Authorization of Stock Repurchase Program” in Part 1, Item 2 of this Form 10-Q Report.

[31]

Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs

July 1, 2010 through July 31, 2010	-	-	-	-

August 1, 2010 through August 30, 2010	-	-	-	-

September 1, 2010 through September 30, 2010	-	-	-	-

Total	-	-	-	$2,697,843	(1)

(1)
As of September 30, 2010, calculated by subtracting (i) the total price paid for all shares purchased under the repurchase program from inception through September 30, 2010 of $7,302,157, from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the plan.

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

HOLLYWOOD MEDIA CORP.

Date: November 15, 2010	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chief Executive Officer (Principal executive officer)

Date: November 15, 2010	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer (Principal accounting officer)

[34]