Form 10-K
period 2010-12-31
HOLLYWOOD MEDIA CORP
filed 2011-04-14
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained therein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $.01 par value per share, held by non-affiliates as of June 30, 2010, computed by reference to the last sale price of the common stock on June 30, 2010 as reported by the NASDAQ Global Market based on published financial sources, was $27,174,382, as calculated under the following assumptions.  For purposes of this computation, all executive officers, directors, and holders of 10% or more of the registrant’s common stock known to the registrant, have been deemed to be affiliates, but such calculation should not be deemed to be an admission that such directors, officers or beneficial holders are, in fact, affiliates of the registrant.

As of April 11, 2011, there were 23,179,066 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: In accordance with general instruction G(3) to Form 10-K, certain information required by Part III of this Form 10-K incorporated into Part III of this Annual Report on Form 10-K by reference to the registrant’s definitive Proxy Statement for its annual meeting of shareholders to be held in 2011 and filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

HOLLYWOOD MEDIA CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2010

Table of Contents

		Page No.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		ii-iii

	PART I

Item 1.	Business	1-5

Item 1A.	Risk Factors	5-13

Item 1B.	Unresolved Staff Comments	14

Item 2.	Properties	14

Item 3.	Legal Proceedings	14

Item 4.	Removed and Reserved	14

	PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15-16

Item 6.	Selected Financial Data	17-20

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20-31

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 8.	Financial Statements and Supplementary Data	32-64

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65

Item 9A.	Controls and Procedures	65-66

Item 9B.	Other Information	66

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	67

Item 11.	Executive Compensation	67

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67

Item 13.	Certain Relationships and Related Transactions, and Director Independence	67

Item 14.	Principal Accounting Fees and Services	67

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	68-72

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Annual Report on Form 10-K or that are otherwise made by or on behalf of Hollywood Media. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology.  Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:

•	our continuing operating losses;

•	negative cash flows and accumulated deficit;

•	our ability to develop and maintain strategic relationships;

•	MovieTickets.com Inc.’s ability to compete with other online ticketing services and other competitors;

•	our ability to maintain and obtain sufficient capital to finance our operations;

•	our ability to realize anticipated cost efficiencies;

•	government regulation;

•	adverse economic factors such as recession, war, terrorism, international incidents or labor strikes and disputes;

•	our ability to design, implement and maintain effective internal controls;

•	dependence on our founders;

•	the unpredictability of our stock price;

•
the possibility of our common stock being delisted from the NASDAQ Global Market and not qualifying for trading on another exchange or market (such as the NASDAQ Capital Market, the NYSE Amex (formerly the American Stock Exchange) or the over-the-counter market);

•
the possibility of not receiving payments from Key Brand Entertainment Inc. in connection with the sale of our Broadway Ticketing business pursuant to the Credit Agreement (as defined below) or pursuant to the potential earn-out under the Purchase Agreement (as defined below);

•	the timing and amount of the payments we receive pursuant to the Credit Agreement and the potential earn-out under the Purchase Agreement; and

•
our ability to exercise or put our warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct NY, Inc. issued to us by Theatre Direct NY, Inc. pursuant to the Purchase Agreement.

Hollywood Media is also subject to other risks detailed herein, including those risk factors discussed in “Item 1A - Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K or detailed from time to time in Hollywood Media’s filings with the Securities and Exchange Commission.

ii

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors, including unknown or unpredictable ones, also could have material adverse effects on our future results.

Because these forward-looking statements are subject to risks and uncertainties, we caution you not to place undue reliance on these statements, which speak only as of the date of this Annual Report on Form 10-K.  We do not undertake any responsibility to review or confirm analysts’ expectations or estimates or to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Annual Report on Form 10-K, except as required by law.  As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity or achievements and neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

iii

PART I

Item 1.	Business.

Until December 15, 2010, Hollywood Media Corp. (“Hollywood Media,” the “Company,” “we,” “our,” or “us”) was comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties.  Our Broadway Ticketing business was comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct and Theatre.com.  On December 15, 2010, as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand (as amended, the “Purchase Agreement”), we completed the sale of our Broadway Ticketing Division (the “Broadway Sale”), through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”).

Following the Broadway Sale, we retained the following businesses and interests: (i) our Ad Sales Division (including CinemasOnline (as defined below) and our 26.2% equity interest in MovieTickets.com, Inc. (“MovieTickets.com”)), (ii) our Intellectual Properties Division (consisting of our 51% interest in Tekno Books and a 50% interest in NetCo Partners), (iii) an earn-out from the sale of the Hollywood.com business, (iv) a Warrant issued by Theatre Direct in connection with the Broadway Sale, and  (v) the right to receive payments under the Credit Agreement (defined below) and two earn-outs as discussed below in connection with the Broadway Sale.

Sale of our Broadway Ticketing Division.

In connection with the Broadway Sale:

•	we received $20.5 million in cash;

•
Theatre Direct, Key Brand, and the Company entered into that certain Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”), pursuant to which Key Brand is obligated to pay to the Company $8.5 million at an interest rate of 12% per annum, which obligation matures on December 15, 2015 and is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries;

•
Theatre Direct issued the Company a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”);

•	Key Brand assumed $1.6 million of liabilities associated with employment agreements with certain employees of Theatre Direct;

•
if Theatre Direct and its subsidiaries achieve revenues (as defined in the Purchase Agreement) greater than or equal to $125 million in any full fiscal year of Theatre Direct ending during the period from the closing date of the Broadway Sale until the end of the tenth full fiscal year of Theatre Direct which occurs after the closing date of the Broadway Sale, then Key Brand will pay us an amount equal to $7 million (plus the applicable portion of any adjustments under the Credit Agreement relating to the enactment of adverse ticketing regulations); and

•
if Theatre Direct and its subsidiaries achieve revenues (as defined in the Purchase Agreement) greater than or equal to $150 million in any full fiscal year of Theatre Direct ending during the period from the closing date of the Broadway Sale until the end of the tenth full fiscal year of Theatre Direct which occurs after the closing date of the Broadway Sale, then Key Brand will pay us an additional amount equal to $7 million (plus the applicable portion of any adjustments under the Credit Agreement relating to the enactment of adverse ticketing regulations).

In connection with the Credit Agreement, Hollywood Media and Key Brand entered into a Subordination and Intercreditor Agreement, dated December 15, 2010 (the “Intercreditor Agreement”), with JP Morgan Chase Bank, N.A., as administrative agent for the senior lenders of Key Brand, which defines the rights and obligations of the senior secured lenders and Hollywood Media as subordinated creditor including, without limitation, the rights of payment and the subordination of the security interests of Hollywood Media.

Hollywood Media has also agreed to provide certain transition services to Key Brand and Theatre Direct following the closing of the Broadway Sale for a six-month period ending June 15, 2011.  These services are insignificant and do not constitute continuing involvement in Theatre Direct.

Tender Offer.  On February 25, 2011, Hollywood Media completed its tender offer and purchased 8,000,000 shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest).  For additional information see Liquidity and Capital Resources in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Major Business Divisions of Hollywood Media. The following summary descriptions of our continuing operations major business divisions are followed by more detailed descriptions of such businesses.

Ad Sales Division.

Hollywood Media’s Ad Sales Division is comprised of the U.K. based CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”) and holds Hollywood Media’s investment in MovieTickets.com, Inc.  CinemasOnline maintains plasma television screens in hotels, car dealerships, cinemas and live theaters in the U.K. and Ireland in exchange for the right to sell advertising displayed on such plasma screens. CinemasOnline also provides other marketing services, including advertising sales on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and Ireland.  MovieTickets.com is one of the two leading destinations for the purchase of movie tickets through the Internet. MovieTickets.com is an online ticketing service owned by a joint venture formed by Hollywood Media and several major movie exhibitor chains. Hollywood Media currently owns 26.2% of the equity of MovieTickets.com.

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

Other Business and Financial Information.

 The following portions of this Business section of this Annual Report on Form 10-K contain more detailed information about our various business units, and “Item 1A – Risk Factors” below contains discussions of various related risks. Additional financial and other important information about Hollywood Media and our businesses is also contained elsewhere in this Annual Report on Form 10-K, including without limitation, the following portions of this Annual Report on Form 10-K:  Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 8 – Financial Statements and Supplementary Data (including the Notes to Consolidated Financial Statements contained therein).

SEC Reports Available on Internet.

Hollywood Media makes available free of charge through its internet website, www.hollywoodmedia.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Such materials are available on the website under the caption “Company SEC Filings” (this is a link to the Company’s “Real-Time SEC Filings” as provided by NASDAQ on NASDAQ’s website at www.nasdaq.com). Hollywood Media is a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and files reports and other information with the SEC. Our public electronic filings with the SEC (including the above-referenced filings) are available at the SEC’s internet website (www.sec.gov). Hollywood Media’s Internet website and any other website mentioned in this Annual Report on Form 10-K, and the information contained or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.

Percentage of Total Net Revenues of Continuing Operations

	2010	2009	2008
Ad Sales	78%	75%	79%
Intellectual Properties	22%	25%	21%
TOTALS	100%	100%	100%

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

MovieTickets.com.   Hollywood Media launched the MovieTickets.com website in May 2000 with several major theater exhibitors. MovieTickets.com is one of the two leading website destinations for the purchase of movie tickets through the Internet. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at “will call” windows or kiosks at theaters and, for theaters with the capability, for users to print tickets out at their home or office. MovieTickets.com generates revenues from service fees charged to users for the purchase of tickets, the sale of advertising, and the sale of research data. MovieTickets.com exhibitors operate theaters located in all of the top 20 markets and approximately 70% of the top 50 markets in the United States and Canada, and represent approximately 50% of the top 50 and top 100 grossing theaters in North America.

MovieTickets.com is owned by a joint venture in which Hollywood Media owns a 26.2% equity interest.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation - Equity in Earnings of Unconsolidated Investees” below, and Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K below, for additional information about our equity interest in MovieTickets.com. MovieTickets.com entered into an agreement with Viacom Inc. effective August 2000 whereby Viacom Inc. acquired a 5% interest (now 4.1% after dilution) in MovieTickets.com for $25.0 million of advertising and promotion over five years.  MovieTickets.com is promoted through on-screen advertising in most participating exhibitors’ theaters. In March 2001, America Online Inc. (“AOL”) purchased a non-interest bearing convertible preferred equity voting interest in MovieTickets.com for $8.5 million in cash, which was convertible into approximately 3% of the common stock of MovieTickets.com and which was converted in April 2005.  The AOL interest is currently held by Time Warner Inc.   In connection with the 2001 transaction with AOL, MovieTickets.com’s ticket inventory was promoted throughout AOL’s interactive properties and ticket inventory, including Moviefone. Through an agreement in August 2004 between MovieTickets.com and Moviefone, MovieTickets.com acquired by assignment and assumed the ticketing agreements that Moviefone had with its movie theater exhibitors.  The Moviefone exhibitor agreements assumed by MovieTickets.com include agreements with Clearview Cinemas and Landmark Theaters.

Currently, MovieTickets.com sells tickets for more than 200 exhibitors.

Intellectual Properties Business

Book Development and Book Licensing. Our Intellectual Properties division includes a book development and book licensing business owned and operated by our 51% owned subsidiary, Tekno Books, which develops and executes book projects, frequently with best-selling authors. Tekno Books has worked with more than 60 New York Times best-selling authors, including Isaac Asimov, Tom Clancy, Tony Hillerman, John Jakes, Jonathan Kellerman, Dean Koontz, Robert Ludlum, Nora Roberts and Scott Turow, and numerous media celebrities, including Louis Rukeyser and Leonard Nimoy. Our intellectual properties division has licensed books for publication with more than 80 domestic book publishers, including Random House (Bertelsmann), Penguin Publishing Group (Pearson), Simon & Schuster (Viacom), HarperCollins (News Corp.), St. Martin’s Press (Holtzbrink of Germany), Warner Books (Time Warner), and the publishing division of Barnes & Noble. Tekno Books has also produced numerous books under license from such entertainment companies as Universal Studios, CBS Television, DC Comics (Time Warner), and MGM Studios. Since 1980, Tekno Books has developed over 2,080 books that have been published. Another 3,800 foreign, audio, paperback, electronic, and other editions of these books have been sold to hundreds of publishers around the world, and published in 33 languages. Tekno’s books have been finalists for, or winners of, more than 200 awards, including The Edgar Allan Poe Award, The Agatha Christie Award (Mystery), The Hugo Award (Science Fiction), The Nebula Award (Fantasy), The International Horror Guild Award (Horror) and The Sapphire Award (Romance). Tekno Books’ current backlog and anticipated books for future publishing include more than 200 books under contract or in final negotiations, including more than 40 books by New York Times best-selling authors. The President of Tekno Books, Dr. Martin H. Greenberg, is the owner of the remaining 49% interest in Tekno Books.

Intellectual Properties. The Intellectual Properties division also owns directly (separate from Tekno Books) the exclusive rights to certain intellectual properties that are complete stories and ideas for stories, created by best-selling authors and media celebrities. Some examples of our intellectual properties are Neil Gaiman’s Mr. Hero, Neil Gaiman’s Lady Justice, Anne McCaffrey’s Acorna the Unicorn Girl, Leonard Nimoy’s Primortals, and Mickey Spillane’s Mike Danger. We have the right to license rights to certain of our intellectual properties for use by licensees in developing projects in various media forms. We generally obtain the exclusive rights to the intellectual properties and the right to use the creator’s name in the titles of the intellectual properties (e.g., Mickey Spillane’s Mike Danger and Leonard Nimoy’s Primortals).

NetCo Partners. In June 1995, Hollywood Media and C.P. Group Inc. (“C.P. Group”), entered into an agreement to form NetCo Partners. NetCo Partners owns NetForce. Hollywood Media and C.P. Group are each 50% partners in NetCo Partners. Tom Clancy is a shareholder of C.P. Group. At the inception of the partnership, C.P. Group contributed to NetCo Partners all rights to NetForce, and Hollywood Media contributed to NetCo Partners all rights to Tad Williams’ MirrorWorld, Arthur C. Clarke’s Worlds of Alexander, Neil Gaiman’s Lifers, and Anne McCaffrey’s Saraband. In 1997, NetCo Partners licensed to Putnam Berkley the rights to publish the first six NetForce books in North America, which books were created and published.  This agreement was subsequently renewed in December 2001 for four more books that were created and published.  NetForce books have so far been published in mass market paperback format. NetCo owns all rights in all media to the NetForce property including film, television, and video games. The first book in the series was adapted as a four-hour mini-series on ABC.  Through its interest in NetCo, Hollywood Media receives distributions of its share of proceeds generated from the rights to the NetForce series.

Hollywood Media is a corporation that was incorporated in the State of Florida on January 22, 1993.  Our principal executive office is located at 2255 Glades Road, Suite 221-A, Boca Raton, Florida 33431, and the telephone number at our principal executive office is (561) 998-8000.

Employees

Prior to the Broadway Sale on December 15, 2010, Hollywood Media employed 120 full time employees versus 123 full time employees on the same day in 2009.  At March 23, 2011, Hollywood Media employed approximately 36 full-time employees and no part-time employees for its continuing operations, compared to 41 full-time employees and no part-time employees employed by Hollywood Media’s continuing operations on February 23, 2010.  Of our 36 full-time employees, 11 employees are engaged in our Ad Sales division, 4 employees are engaged in our Intellectual Properties division and 21 are corporate, technology and administrative employees. Hollywood Media Corp. is planning on reducing its work force on June 15, 2011 upon completion of the Company’s obligations under the transition services agreement with the buyer of our Broadway Ticketing business.  None of the employees are represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be in good standing.

Item 1A.	Risk Factors.

Risks of Investing in Our Shares

Investments in our common stock are speculative and involve a high degree of risk.  Investors should carefully consider the following matters, as well as the other information in this Annual Report on Form 10-K. If any of these risks or uncertainties actually occur, our business, results of operations, financial condition, or prospects could be substantially harmed, which would adversely affect your investment. Additional risks and uncertainties may also impair our business, operating results, financial condition, and prospects.

We have a history of losses in our continuing operations.

We had a loss from continuing operations of approximately $7.1 million in 2010, $10.9 million in 2009, and $13.1 million in 2008.  We may incur additional losses in the future.

Because Theatre Direct represented a substantial portion of our business, following the Broadway Sale our business will be substantially different.

Theatre Direct represented a substantial portion of our business until its sale in December 2010.  As a result, our operating results for any particular period may not accurately predict our future operating results.   Summarized results of our discontinued operations, which include the Broadway Ticketing Business, for 2008, 2009, and 2010 are set forth in the notes to our financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Our results of operation and financial condition may be materially adversely effected if (i) we fail to effectively reduce our overhead costs to reflect the reduced scale of our operations, (ii) our ability to receive the earn-out payments from the sale of the Hollywood.com business is inhibited in any way, (iii) our ability to receive the dividends and any other distributions from MovieTickets.com is inhibited in any way, (iv) our ability to receive the payments under the Credit Agreement or the earn-outs in connection with the Broadway Sale is inhibited in any way, (v) our ability to exercise or put the Warrant issued to us in connection with the Broadway Sale is inhibited in any way, or (vi) our Ad Sales Division and/or our Intellectual Properties Division continue to operate at a loss.

We may not receive the payments due under the Credit Agreement.

Pursuant to the Intercreditor Agreement, Key Brand’s obligations under the Credit Agreement are subordinated to up to $15 million of certain senior indebtedness of Key Brand and our ability to exercise remedies upon a default under the Credit Agreement are subject to certain limitations.  There can be no assurance that Hollywood Media will receive all of the payments due under the Credit Agreement.  The financial condition and performance of Key Brand and/or its subsidiaries and the ability of Key Brand and/or its subsidiaries to satisfy the covenants and obligations in the Credit Agreement (or any other applicable financing agreements) could adversely affect Key Brand’s ability to satisfy its obligations under the Credit Agreement.

Payments that we receive under the Credit Agreement may be reduced if certain adverse ticketing regulations are enacted.

From time to time, state and federal governments consider enacting restrictions or limitations on the amount of service fees that may be charged on the resale of tickets for events.  For example, before 2007, the State of New York capped the amount of the service fees that could be charged on the resale of tickets at 20% to 45% of the face value of the ticket, depending on the size of the venue.  In 2007, the State of New York repealed the cap on service fees for the resale of tickets.  The State of New York is currently conducting a study on the secondary ticket market and may consider enacting regulations on the resale of tickets.  At this time it is unclear what, if any, future ticketing regulations may be enacted by states or the federal government.

Pursuant to the terms of the Purchase Agreement and the Credit Agreement, upon any adverse change in state or federal ticketing regulations that takes effect before December 15, 2012 that restricts or limits the amount of service fees that may be charged on the resale of tickets, the principal amount of the Credit Agreement will be reduced by the amount of any such reduction in value up to a maximum of $5 million, and such amount shall be added pro-rata to the remaining earn-out amounts payable to Hollywood Media pursuant to the Purchase Agreement, provided that, there will be no reduction in the amounts due under the Credit Agreement if the entire earn-out has already been earned at the time of any such adverse change.

We may not receive earn-out payments.

If Theatre Direct and its subsidiaries achieve revenues greater than or equal to $125 million in any full fiscal year of Theatre Direct ending during the period from the closing date of the Broadway Sale until the end of the tenth full fiscal year of Theatre Direct which occurs after the closing date of the Broadway Sale, then Key Brand will be obligated to pay us $7 million (plus the applicable portion of any adjustments under the Credit Agreement relating to the enactment of adverse ticketing regulations).  If Theatre Direct and its subsidiaries achieve revenues greater than or equal to $150 million in any full fiscal year of Theatre Direct ending during the period from the closing date of the Broadway Sale until the end of the tenth full fiscal year of Theatre Direct which occurs after the closing date of the Broadway Sale, then Key Brand will be obligated to pay us an additional amount equal to $7 million (plus the applicable portion of any adjustments under the Credit Agreement relating to the enactment of adverse ticketing regulations).  R&S Investments, LLC, an entity owned by Mitchell Rubenstein, our Chief Executive Officer and Chairman of the Board, and Laurie S. Silvers, our President and Vice-Chairperson of the Board, is obligated to pay us up to an additional $7.8 million in potential earn-out payments pursuant to our sale to it of the Hollywood.com Business.  There can be no assurance that we will receive all of these earn-out payments.

Key Brand’s financial performance and condition will impact Key Brand’s ability to satisfy its obligations under the Credit Agreement, pay the earn-out pursuant to the Purchase Agreement, and satisfy its other obligations under the Purchase Agreement.

Key Brand’s financial performance and condition will impact Key Brand’s ability to finance and grow its business, which would impact its ability to (i) satisfy its obligations under the Credit Agreement, (ii) pay the earn-out pursuant to the Purchase Agreement, (iii) satisfy its other obligations under the Purchase Agreement.  There can be no assurances that Key Brand will satisfy any or all of these obligations.

The Purchase Agreement may expose us to contingent liabilities.

Under the Purchase Agreement, we have agreed to indemnify Key Brand for a breach or violation of any representation, warranty or covenant made by us in the Purchase Agreement, for certain broker commissions due in connection with the Broadway Sale, and for certain tax matters, subject to certain limitations.  Significant indemnification claims by Key Brand could have a material adverse effect on our financial condition.

We are unable to compete with Theatre Direct for 7 years from the date of closing of the transactions contemplated by the Purchase Agreement.

We have agreed that Hollywood Media will not, and will cause its affiliates (as defined in the Purchase Agreement) not to, directly or indirectly, own, manage, engage in, operate, control, work for or participate in the ownership, management, operation or control of, any business, whether in corporate, proprietorship or partnership form or otherwise, engaged in the sales of tickets to live musical, live theatrical or other live entertainment performances in the City of New York, New York or that otherwise competes with the business of Theatre Direct and its subsidiaries as it exists as of the closing date, subject to certain exceptions, including that there are no restrictions on the sale of advertisements (including online advertising).  Accordingly, subject to these exceptions, the non-competition agreement restricts our ability to engage in any business which competes with Theatre Direct for 7 years from the date of closing of the transactions contemplated by the Purchase Agreement.

For as long as we remain a public company, we will continue to incur the expenses of complying with public company reporting requirements.

Our reporting obligations as a U.S. public company were not affected as a result of completing the Broadway Sale.  For as long as we remain a public company, we have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, which includes the filing with the SEC of periodic reports, proxy statements and other documents relating to our business, financial conditions and other matters, even though compliance with such reporting requirements is economically burdensome.

Following the Broadway Sale, we may be deemed an Investment Company and subjected to related restrictions under the Investment Company Act of 1940.

The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities.  The Investment Company Act may, however, also be deemed to be applicable to a company that does not intend to be characterized as an investment company but that, nevertheless, engages in activities that may be deemed to be within the definitional scope of certain provisions of the Investment Company Act.  We believe that our anticipated principal activities following the Broadway Sale, which include operating the Ad Sales Division and the Intellectual Properties Division, will not subject us to regulation under the Investment Company Act.  Nevertheless, there can be no assurance that we will not be deemed to be an investment company.  If we are deemed to be an investment company, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of our investments and the issuance of securities.  In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain reporting, record keeping, voting, proxy, disclosure and other rules and regulations.  In the event of the characterization of Hollywood Media as an investment company, our inability to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on Hollywood Media.

Because our business is smaller following the Broadway Sale, there is a possibility that our common stock may be delisted from the NASDAQ Global Market if we fail to satisfy the continued listing standards of that market.

Our business is now smaller as a result of the Broadway Sale, and therefore we may fail to satisfy the continued listing standards of the NASDAQ Global Market.  In the event that we are unable to satisfy the continued listing standards of the NASDAQ Global Market, our common stock may be delisted from that market.  In order to continue to be listed on the NASDAQ Global Market, we must meet the bid price and total shareholders requirements as set forth in NASDAQ Listing Rule 5450(a) and at least one of the three standards in NASDAQ Listing Rule 5450(b).  Pursuant to NASDAQ Listing Rule 5450(a), the bid price of our common stock cannot fall below $1.00 per share for 30 consecutive business days and we must have at least 400 total shareholders (including both holders of beneficial interest and holders of record).  We believe that if we continue to qualify for listing on the NASDAQ Global Market, we will satisfy the Equity Standard under NASDAQ Listing Rule 5450(b), which requires (i) stockholders’ equity of at least $10 million, (ii) at least 750,000 publicly held shares (total shares outstanding, less any shares held directly or indirectly by officers, directors or any person who is the beneficial owner of more than 10% of the total shares outstanding of the company), (iii) market value of publicly held shares of at least $5 million, and (iv) at least two registered and active market makers.

If we are delisted from the NASDAQ Global Market, we may apply to transfer our common stock listing to the NASDAQ Capital Market.  However, our application may not be granted if we do not satisfy the applicable listing requirements for the NASDAQ Capital Market at the time of the application.  Even if we successfully transfer our common stock listing to the NASDAQ Capital Market, but are unable to satisfy the minimum bid price requirement of $1.00 per share or any of the other continued listing standards of the NASDAQ Capital Market, our common stock could be delisted from the NASDAQ Capital Market.  If our common stock were delisted from the NASDAQ Stock Market, we may apply to transfer our common stock listing to the NYSE Amex (formerly the American Stock Exchange).  However, our application may not be granted if we do not satisfy the applicable listing requirements for NYSE Amex at the time of the application.  If our common stock were to be delisted from the NASDAQ Global Market and we could not satisfy the listing standards of the NASDAQ Capital Market or the NYSE Amex, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board.  Such trading could reduce the market liquidity of our common stock.  As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

If our common stock is delisted from the NASDAQ Global Market and we could not satisfy the listing standards of the NASDAQ Capital Market or the NYSE Amex and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on the NASDAQ Stock Market that has a market price of less than $5.00 per share, subject to certain exceptions).  Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls.  Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher.  This factor may also limit the willingness of institutions to purchase our common stock.  Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

Profitability of Hollywood Media is dependent in part on our ability to reduce corporate overhead costs.

Following the Broadway Sale, we are concentrating on deploying our resources to maximize our profitability through further reducing corporate overhead costs.  Because our business is smaller following the Broadway Sale, we believe that there will be many ways in which corporate overhead costs can be significantly reduced.  However, if we are not successful in fully implementing such cost reductions, our ability to increase the profitability of Hollywood Media may be impaired.

There can be no assurance that any disposition or other strategic transaction will occur or, if one is undertaken, of its potential terms or timing.

From time to time we explore potential transactions that may help us to realize the full value of our assets in the interest of our shareholders. There can be no assurance that any transaction will occur or, if one is undertaken, of its potential terms or timing.  For additional information, see the discussion under “Outlook” in the “Liquidity and Capital Resources” portion of Part II, Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.

We may not be able to compete successfully in the book development business.

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

General.  We own trademark registrations in the United States for many of the trademarks that we use and some of our trademarks are registered in select foreign countries. We have also filed trademark applications in select foreign countries for the mark HOLLYWOOD MEDIA CORP. and others. There can be no assurance that we will be able to secure adequate protection for these names or other trademarks in the United States or in foreign countries. Many countries have a “first-to-file” trademark registration system; and thus we may be prevented from registering our marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that our competitors or others will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

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

We are dependent on developing and maintaining strategic relationships with exhibitors and authors.

The success of our operations is dependent in part on MovieTickets.com’s ability to enter into and maintain strategic relationships and agreements with exhibitors and Tekno Books’ ability to develop and execute book projects with authors.  There can be no assurance such relationships with exhibitors and authors will be developed and maintained and, if unable to do so, our financial condition and results of operations could be adversely impacted.

Our operations could be negatively impacted by systems interruptions.

The hardware and software used in the MovieTickets.com business could be damaged by fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events. Our websites could also be affected by computer viruses, electronic break-ins or other similar disruptive problems. These system problems could negatively affect us. General Internet traffic interruptions or delays could also harm the MovieTickets.com business. To the extent MovieTickets.com’s services are disrupted, MovieTickets.com could lose users of its website.

Government regulation could impact our business.

The application of existing laws and regulations to the MovieTickets.com business relating to issues such as user privacy, pricing, taxation, content, sweepstakes, copyrights, trademarks, advertising, and the characteristics and quality of our products and services can be unclear.

Several federal laws could have an impact on the MovieTickets.com business. The Digital Millennium Copyright Act establishes binding rules that clarify and strengthen protection for copyrighted works in digital form, including works used via the Internet and other computer networks. The Child Online Protection Act is intended to restrict the distribution of certain materials deemed harmful to children. The Children’s Online Privacy Protection Act of 1998 protects the privacy of children using the Internet, by requiring, among other things, (1) that in certain specific instances the operator of a website must obtain parental consent before collecting, using or disclosing personal information from children under the age of 13, (2) the operator of a website to make certain disclosures and notices on the website or online service regarding the collection, use or disclosure of such personal information, and (3) the operator of a website or online service to establish and maintain reasonable procedures to protect the confidentiality, security and integrity of personal information collected from children under the age of 13.

Financial institutions in the U.K. may revoke automatic banker’s drafts.

The Company’s CinemasOnline business in the U.K. has customer relationships who are billed via automatic banker’s drafts pursuant to the Company’s contracts with such customers.  The Company currently is reviewing a letter by a U.K. financial institution which seeks to terminate the Company’s ability to process banker’s drafts through this bank.  If this termination were to occur, it would impact the Company’s ability to collect on current banker’s drafts and future renewal of contracts with its existing customer base in respect of the Company’s CinemasOnline business in the U.K.

We are dependent on Mitchell Rubenstein and Laurie S. Silvers, our founders.

Mitchell Rubenstein, our Chairman of the Board and Chief Executive Officer, and Laurie S. Silvers, our Vice Chairman, President and Secretary, have been primarily responsible for our organization and development. The loss of the services of either of these individuals would hurt our business. If either of these individuals were to leave Hollywood Media unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. The employment agreements between Hollywood Media and each of these individuals provide, among other things, that if we terminate either of these individuals without “cause” or either of these individuals resign for “good reason”, the other individual will have the right to resign for “good reason”.

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

Our intellectual property business could be harmed by the loss of the services of Dr. Martin H. Greenberg, the President of Tekno Books, who has been primarily responsible for developing relationships with the authors who create our intellectual properties. Dr. Greenberg owns the remaining 49% interest in Tekno Books which is included in our intellectual properties division. Many of the authors with whom we have relationships are bound to multiple book contracts and our ability to renew these contracts or enter into contracts with new authors would be impaired without the services of Dr. Greenberg.

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

Certain provisions of our articles of incorporation, bylaws and our shareholders’ rights plan may discourage takeover attempts and may make it more difficult to change or remove management. Our articles of incorporation authorize the issuance of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors.  Our bylaws include provisions requiring shareholders to provide specified advance notice to Hollywood Media of director nominations or proposed business to be transacted at shareholder meetings, in order for a shareholder to make a director nomination or propose meeting business. Under our shareholder’s rights plan, our Board of Directors declared a dividend of one right for each share of common stock. If certain events, such as a takeover bid not approved by our Board, occur, the rights will then entitle most holders to purchase at a specified price, shares of a series of our preferred stock with special voting, dividend and other rights.

In addition, Florida’s “control share acquisitions” statute provides that shares acquired in a “control share acquisition” (which excludes transactions approved by our board of directors) will not have voting rights unless the voting rights are approved by a majority of the corporation’s disinterested shareholders. A “control share acquisition” is an acquisition, in whatever form, of voting power in any of the following ranges: (a) at least 20% but less than 33-1/3% of all voting power; (b) at least 33-1/3% but less than a majority of all voting power; or (c) a majority or more of all voting power.

Florida’s “affiliated transactions” statute requires approval by disinterested directors or supermajority approval by disinterested shareholders of certain specified transactions between a public corporation and holders of more than 10% of the outstanding voting shares of the corporation (or their affiliates).

Our stock price is volatile.

The trading price of our common stock has and may continue to fluctuate significantly. During the 24 months ended December 31, 2010, the trading price for our common stock on the NASDAQ Global Market ranged from $0.56 to $1.76 per share. Our stock price may fluctuate in response to a number of events and factors, such as our quarterly operating results, announcements of new products or services, announcements of mergers, acquisitions, strategic alliances, or divestitures and other factors, including similar announcements by other companies that investors may consider to be comparable to us. In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of the companies. These broad market and industry fluctuations may cause the market price of our stock to decrease, regardless of our operating performance.

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

We may require additional financing in the future.  Our long-term financial success depends on our ability to generate sufficient revenue and cash flow to offset operating expenses. To the extent we do not generate sufficient revenues and cash flow to offset expenses we will require further financing to fund our ongoing operations. We cannot assure you that any additional financing will be available or, if available, that it will be on favorable terms. The terms of any financing that we enter into will vary depending on many factors including, among other things, our then current financial condition, the market price of our common stock, and other characteristics and terms of our capital structure including outstanding options and warrants. We may seek to raise additional capital through public or private offerings of equity securities or debt financings. Our issuance of additional equity securities could cause dilution to holders of our common stock and may adversely affect the market price of our common stock. The incurrence of additional debt could increase our interest expense and other debt service obligations and could result in the imposition of covenants that restrict our operational and financial flexibility.  See Part II, Item 7 of this Annual Report on Form 10-K– Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Changes in securities laws and regulations may increase our costs.

The Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder have imposed increased demands upon, and required ongoing changes in some of our operational systems and processes, corporate governance, and compliance and disclosure processes, and the NASDAQ Stock Market has implemented changes in its requirements for companies that are NASDAQ-listed. These developments have resulted in, and future changes in such rules may result in, increases in our expenses for information systems, auditing and consulting fees, legal compliance and financial reporting costs. These developments could also make it more difficult for us to attract and retain qualified members of our board of directors or executive officers.

As a result of our evaluation of internal controls, we have identified material weaknesses in our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002; failure to achieve and maintain effective internal controls could have a material adverse effect on our business and stock price.

As reported in Part II, Item 9A of this Annual Report on Form 10-K under the caption “Item 9A – Controls and Procedures”, Hollywood Media’s management has identified material weaknesses in internal controls and concluded that Hollywood Media’s internal control over financial reporting and disclosure controls were not effective.  Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

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

At the time of filing of this Annual Report on Form 10-K, there are no unresolved comments for disclosure under this Item 1B.

Item 2.	Properties.

Hollywood Media leases office space in Florida, Wisconsin and Lancashire, UK. The general terms of the leases for each of these locations are as follows:

		Current
Location	Square Feet	Monthly Rent	Expiration Date

Corporate Headquarters,	5,909	$12,113	November 30, 2012
Boca Raton, FL	4,263	$4,618	December 31, 2011

Tekno Books	1,446	$1,380	June 30, 2011
Green Bay, WI

CinemasOnline	3,710	$4,320	Month to Month
Lancashire, UK

Item 3.	Legal Proceedings.

None.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Hollywood Media’s common stock trades on The NASDAQ Global Market under the symbol HOLL.  The following table sets forth, for each of the periods indicated, the high and low sales prices per share of Hollywood Media’s common stock as reported by the NASDAQ Global Market based on published financial sources.

	High	Low

Year Ended December 31, 2009

First Quarter	$1.14	$0.56
Second Quarter	$1.70	$0.75
Third Quarter	$1.76	$1.38
Fourth Quarter	$1.75	$1.03

Year Ended December 31, 2010

First Quarter	$1.57	$1.10
Second Quarter	$1.43	$1.05
Third Quarter	$1.24	$1.02
Fourth Quarter	$1.71	$1.11

Holders of Common Stock

As of March 25, 2011, there were 124 record holders of Hollywood Media’s common stock.

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

On February 25, 2011, Hollywood Media completed its tender offer and purchased 8,000,000 shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest).  For additional information see Liquidity and Capital Resources in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the year ended December 31, 2010, in transactions that were not registered under the Securities Act of 1933.

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

The following table provides information with respect to common stock purchases by Hollywood Media during the fourth quarter of 2010.  For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K.

Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs

October 1, 2010 through October 31, 2010	-	$-	-	$-

November 1, 2010 through November 30, 2010	-	-	-	-

December 1, 2010 through December 31, 2010	-	-	-	-

Total	-	$-	-	$2,697,843	(1)

(1)
As of December 31, 2010, calculated by subtracting (i) the total price paid for all shares purchased under the repurchase program through December 31, 2010 ($7,302,157), from (ii) the $10 million potential maximum dollar value of repurchases approved under the life of the plan.

Securities Authorized for Issuance Under Equity Compensation Plans.

For information regarding the securities authorized for issuance under our equity compensation plans, please see Item 12 of Part III of this annual Report on Form 10-K.

Performance Graph

Not applicable.

Item 6.	Selected Financial Data.

The selected financial data in the table below has been derived from the audited Consolidated Financial Statements of Hollywood Media and should be read in conjunction with the following statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K:  consolidated balance sheets as of December 31, 2010 and December 31, 2009; and consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008. The consolidated balance sheets as of December 31, 2008, 2007 and 2006, and consolidated statements of operations for the years ended December 31, 2007 and 2006 are not included in Item 8 of this Annual Report on Form 10-K.

Discontinued Operations.

The selected financial data in the table below includes application of accounting principles to reflect the discontinued operations resulting from the sale of the Broadway Ticketing Business in fiscal 2010, the Hollywood.com Business in fiscal 2008, the Showtimes business unit in fiscal 2007 and the Baseline/Studio Systems business unit in fiscal 2006.  Those sales are described below.

Sale of Broadway Ticketing Division to Key Brand Entertainment, Inc.

On December 15, 2010, Hollywood Media Corp. closed the sale of its Broadway Ticketing Division through the sale of all of the outstanding capital stock of Theatre Direct NY Inc. to Key Brand Entertainment Inc., as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand.  There are no material relationships among Hollywood Media and Key Brand or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale (i) Hollywood Media received $20.5 million in cash, (ii) Key Brand, Theatre Direct and Hollywood Media entered into a Second Lien, Security and Pledge Agreement, dated as of December 15, 2010, pursuant to which Key Brand is obligated to pay Hollywood Media $8.5 million at an interest rate of 12% per annum, which obligation matures on December 15, 2015 and is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries (the “Loan”), (iii) Theatre Direct issued Hollywood Media a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”) and (iv) Key Brand assumed $1.6 million of liabilities associated with employment agreements with certain employees of Theatre Direct.  In addition, Hollywood Media is entitled to receive earn-out payments of up to $14.0 million contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year of Theatre Direct following the closing date as set forth in the Purchase Agreement.  As collectability of the Loan, Earn-outs and Warrant is not reasonably assured, they are not included in the gain from the Broadway Sale.

After the closing date of the sale of Theatre Direct pursuant to the Purchase Agreement, Hollywood Media delivered on March 14, 2011 to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital as of the closing date determined in the manner described in the Purchase Agreement.  Pursuant to the closing statement, Hollywood Media accrued $3.7 million as a working capital adjustment as of December 31, 2010 under the agreement, of which $0.5 million was related to estimated working capital delivered at closing.  The accrual is included in “Accrued expenses and other” in our accompanying consolidated balance sheets.  For additional information refer to Note 20 “Subsequent Events” in these notes to the consolidated financial statements.

In connection with the Credit Agreement, Hollywood Media and Key Brand entered into that certain Subordination and Intercreditor Agreement, dated December 15, 2010 (The “Intercreditor Agreement”), with JP Morgan “Chase Bank, N.A., as administrative agent for the senior secured lenders of Key Brand, which defines the rights and obligations of the senior secured lenders and Hollywood Media as subordinated lender, including, without limitation, the rights of payment and the subordination of the security interests of Hollywood Media.

Hollywood Media has also agreed to provide certain transition services to Key Brand and Theatre Direct for a six-month period ending on June 15, 2011 following the closing of the Broadway Sale.  For additional information about this transaction, see Note 4 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K. Broadway Ticketing Business financial results for all periods presented prior to December 14, 2010 have been reclassified from continuing operations and included in discontinued operations.  For additional information about this transaction, see Note 4 “Discontinued Operations” on the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

Sale of Hollywood.com Business Unit to R&S Investments, LLC.

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “Purchase Agreement”) with R&S Investments, LLC (“Purchaser”) for the sale of the Hollywood.com Business.  The Purchaser is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the Purchase Agreement, Hollywood Media sold the Hollywood.com Business to Purchaser for a potential purchase price of $10.0 million, which includes $1.0 million in cash which was paid to Hollywood Media at closing and potential earn-out payments totaling $9.0 million. During 2010 and 2009, Hollywood Media recorded $0.7 million each year in earn-out income under this agreement.  As of the filing of this Annual Report on Form 10-K, the earn-out receivable was collected in full in accordance with the payment terms.  As of December 31, 2010, there remains $7.8 million in potential earn-out payments pursuant to this agreement.  The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators.   Hollywood.com Business financial results for all periods presented prior to August 21, 2008 have been reclassified from continuing operations and included in discontinued operations.  For additional information about this transaction, see Note 4 “Discontinued Operations” on the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

Sale of Showtimes Business Unit to West World Media LLC

On August 24, 2007, Hollywood Media and its wholly-owned subsidiary Showtimes.com, Inc. (“Showtimes”) entered into and simultaneously closed on a definitive asset purchase agreement with Brett West and West World Media, LLC, (“West World Media”), pursuant to which Hollywood Media sold substantially all of the assets of the Showtimes business to West World Media for a cash purchase price of $23.0 million paid to Hollywood Media on the closing date.  The Showtimes business included the CinemaSource, EventSource and ExhibitorAds operations and constituted the remainder of Hollywood Media’s Data Business Division, which previously included the Baseline/StudioSystems business unit until it was sold to The New York Times Company (“The New York Times”) on August 25, 2006.  West World Media is controlled by Brett West, who founded the Showtimes business in 1995 and sold the business to Hollywood Media in 1999. Mr. West served as president of Hollywood Media’s Showtimes business. The purchase price was determined in an arms’ length negotiation between Hollywood Media and West World Media.  Showtimes financial results for all periods presented prior to August 24, 2007 have been reclassified from continuing operations and included in discontinued operations.

Sale of Baseline/StudioSystems Business Unit to The New York Times Company

On August 25, 2006, Hollywood Media entered into and simultaneously closed on a definitive stock purchase agreement, pursuant to which The New York Times purchased all of the outstanding capital stock of Hollywood Media’s wholly-owned subsidiary, Baseline Acquisitions Corp. (“BAC”), for a cash purchase price of $35.0 million. BAC was the subsidiary of Hollywood Media which owned Hollywood Media’s Baseline/StudioSystems business unit. Baseline/StudioSystems constituted a portion of Hollywood Media’s Data Business Division.  Baseline/StudioSystems financial results for all periods presented prior to August 25, 2006 have been reclassified from continuing operations and included in discontinued operations.

	YEARS ENDED DECEMBER 31,
	2010	2009	2008		2007	2006
STATEMENT OF OPERATIONS DATA:

Net revenues	$3,995,177	$4,518,548		$6,138,962	$6,369,156	$5,862,715

Operating Costs and Expenses
Editorial, production, development and technology	2,641,205	2,569,354		3,323,546	3,590,192	3,165,383
Selling, general and administrative	3,677,612	4,340,061		5,936,798	6,206,513	6,470,998
Payroll & benefits	4,799,058	4,872,398		6,653,739	6,661,796	6,346,121
Impairment loss	-	-		3,524,697	-	-
Depreciation and amortization	541,326	743,995		1,348,782	1,027,182	954,543
Total operating costs and expenses	11,659,201	12,525,808		20,787,562	17,485,683	16,937,045

Loss from operations	(7,664,024)	(8,007,260)		(14,648,600)	(11,116,527)	(11,074,330)

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES

Equity in earnings of unconsolidated investees	765,015	2,006,498		1,160,623	4,747	12,227
Impairment loss	-	(5,000,000)		-	-	-
Total equity in earnings (losses) of unconsolidated Investees	765,015	(2,993,502)		1,160,623	4,747	12,227

OTHER INCOME (EXPENSE)
Interest, net	64,916	16,161		359,800	124,969	(1,828,195)
Other, net	6,311	(35,227)		44,651	38,431	17,341
Change in derivative liability	-	-		-	-	640,536
Income taxes, net of refunds	(283,756)	83,286		(953)	(53,807)	29,581

Loss from continuing operations	(7,111,538)	(10,936,542)		(13,084,479)	(11,002,187)	(12,202,840)

Gain (loss) on sale of discontinued operations, net of income taxes	6,057,421	614,572		(4,655,122)	10,254,287	16,328,241
Income of discontinued operations	5,909,763	4,699,144		964,643	2,479,268	5,392,202
Income (loss) from discontinued operations	11,967,184	5,313,716		(3,690,479)	12,733,555	21,720,443

Net income (loss)	4,855,646	(5,622,826)		(16,774,958)	1,731,368	9,517,603

NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	49,921	2,409		(81,365)	3,241	4,910

Net income (loss) attributable to Hollywood Media Corp.	$4,905,567	$(5,620,417)	$	(16,856,323)	$1,734,609	$9,522,513

Basic and diluted income (loss) per common share
Continuing operations	$(0.23)	$(0.35)		$(0.41)	$(0.33)	$(0.37)
Discontinued operations	0.39	0.17		(0.12)	0.38	0.66
Total basic and diluted net income (loss) per share	$0.16	$(0.18)		$(0.53)	$0.05	$0.29

Weighted average common and common equivalent shares outstanding – basic and diluted	30,937,619	30,584,902		31,793,853	33,303,886	32,761,848

	AS OF DECEMBER 31,
	2010	2009	2008	2007	2006
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$29,406.063	$8,365,224	$5,404,253	$21,242,686	$21,229,867
Working capital (deficit)	21,981,818	7,766,282	3,555,595	18,484,080	22,466,153
Total assets	47,318,559	27,220,022	31,980,219	42,264,667	46,622,189
Capital lease obligations, including current portion	98,248	178,163	296,665	226,866	54,354
Senior Unsecured Notes	-	-	-	-	6,375,399
Total shareholders’ equity	$37,752,737	$32,490,409	$37,758,880	$55,567,474	$55,761,457

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with Hollywood Media’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

Overview

Until December 15, 2010, Hollywood Media was comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties.  Our Broadway Ticketing business was comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct and Theatre.com.  On December 15, 2010, we completed the Broadway Sale through the sale of all of the outstanding capital stock of Theatre Direct to Key Brand, as contemplated by the Purchase Agreement.  Following this sale, our business segments for our continuing operations are as follows:

•
Ad Sales – includes UK Theatres Online (formerly CinemasOnline), which sells advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and Ireland.  This segment also includes Hollywood Media’s 26.2% equity interest in MovieTickets.com.

•
Intellectual Properties – owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media.  This segment includes a 51% interest in Tekno Books, and a book development business, and this segment does not include our 50% interest in NetCo Partners, for purposes of this discussion and analysis.

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

Year ended December 31, 2010 (“fiscal 2010”) as compared to the year ended December 31, 2009 (“fiscal 2009”) and year ended December 31, 2008 (“fiscal 2008”).

The results of continuing operations include application of accounting principles to reflect the discontinued operations resulting from the sale of the Broadway Ticketing Business in fiscal 2010, and the Hollywood.com Business in fiscal 2008.  Those sales are described below.

Sale of Broadway Ticketing Business Unit to Key Brand Entertainment, Inc.

On December 15, 2010, Hollywood Media completed the Broadway Sale through the sale of all of the outstanding capital stock of Theatre Direct to Key Brand as contemplated by the Purchase Agreement. There are no material relationships among Hollywood Media and Key Brand or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale (i) Hollywood Media received $20.5 million in cash (including $0.5 million pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) Key Brand, Theatre Direct and Hollywood Media entered into the Credit Agreement, pursuant to which Key Brand is obligated to pay Hollywood Media $8.5 million at an interest rate of 12% per annum, which obligation matures on December 15, 2015 and is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, (iii) Theatre Direct issued Hollywood Media a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct  as of the closing date on a fully diluted basis at an exercise price of $.01 per share and (iv) Key Brand assumed $1.6 million of liabilities associated with employment agreements with certain employees of Theatre Direct.  In addition, Hollywood Media is entitled to receive earn-out payments of up to $14.0 million contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year of Theatre Direct following the closing date as set forth in the Purchase Agreement.  Hollywood Media recorded de minimus interest as of December 31, 2010 from the note receivable.  As collectability of the Loan, Earn-outs and Warrant is not reasonably assured, they are not included in the gain from the Broadway Sale.

After the closing date of the sale of Theatre Direct pursuant to the Purchase Agreement, Hollywood Media delivered on March 14, 2011 to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital as of the closing date determined in the manner described in the Purchase Agreement.  Pursuant to the closing statement, Hollywood Media accrued $3.7 million as a working capital adjustment as of December 31, 2010 under the agreement.  The accrual included an adjustment of $0.5 million for the estimated working capital delivered at closing by Key Brand.  The accrual is included in “Accrued expenses and other” in our accompanying consolidated balance sheets.  For additional information refer to Note 20 “Subsequent Events” in these notes to the consolidated financial statements elsewhere herein.

For additional information about this transaction, see Note 4 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Sale of Hollywood.com Business to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million, of which $1.2 million has been paid as of December 31, 2010.  Hollywood Media recognized $0.7 million in earn-out income under this agreement in both fiscal 2010 and fiscal 2009, which is included in “Gain (loss) from discontinued operations, net of income taxes” in our consolidated statements of operations in Part II, Item 8 of this Form 10-K report.  As of December 31, 2010 and 2009, $7.8 million and $8.5 million, respectively, remained as potential earn-out payments since $1.2 million was paid in earn-out payments through December 31, 2010 pursuant to this agreement.  The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators. R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.

Commencing October 1, 2009, R&S Investments became contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business in fiscal 2009, representing the entire balance of the escrow.  In addition, as of December 31, 2010 and 2009, Hollywood Media recorded a $0.2 million related party receivable for earn-out earned and expense reimbursement by R&S Investments.  As of the filing of this Annual Report on Form 10-K, the receivable and expense reimbursement were collected in full in accordance with the payment terms.

For additional information about this transaction, see Note 4 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Form 10-K Report.

Results of Continuing Operations

The following tables summarize changes in Hollywood Media’s revenue and operating expense from continuing operations by reportable segment for the years ended December 31, 2010, 2009 and 2008.  For additional financial information regarding Hollywood Media’s reportable segments, see Note 17 – Segment Reporting in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Net Revenues Analysis	Net Revenues		2009 to	2009 to
(in millions)			2010	2010
	2010	2009	Change ($)	Change (%)

Ad Sales	$3.1	$3.4	$(0.3)	(9)
Intellectual Properties	0.9	1.1	(0.2)	(18)
Other	-	-	-	-

TOTALS	$4.0	$4.5	$(0.5)	(11)

	Net Revenues		2008 to	2008 to
			2009	2009
	2009	2008	Change ($)	Change (%)

Ad Sales	$3.4	$4.8	$(1.4)	(29)
Intellectual Properties	1.1	1.3	(0.2)	(15)
Other	-	-	-	-

TOTALS	$4.5	$6.1	$(1.6)	(26)

Operating Expense Analysis	Operating Expenses		2009 to	2009 to
(in millions)			2010	2010
	2010	2009	Change ($)	Change (%)

Ad Sales	$3.6	$3.7	$(0.1)	(3)
Intellectual Properties	1.0	1.1	(0.1)	(9)
Other	7.1	7.7	(0.6)	(8)

TOTALS	$11.7	$12.5	$(0.8)	(6)

	Operating Expenses		2008 to	2008 to
			2009	2009
	2009	2008	Change ($)	Change (%)

Ad Sales	$3.7	$8.8	$(5.1)	(58)
Intellectual Properties	1.1	1.4	(0.3)	(21)
Other	7.7	10.6	(2.9)	(27)

TOTALS	$12.5	$20.8	$(8.3)	(40)

Comparison of Percentage Changes in Net Revenues and Operating Expenses

		2009 to 2010		2008 to 2009
	2009 to 2010 Revenues %	Operating Expenses %	2008 to 2009 Revenues %	Operating Expenses %
Decrease in -
Ad Sales	9	3	29	58
Intellectual Properties	18	9	15	21
Other	-	8	-	27

TOTALS	11	6	26	40

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

The United States and global economic downturn, which could adversely affect business and personal discretionary spending is an uncertainty along with other factors that can have or are reasonably likely to have a material impact on Hollywood Media’s revenues, earnings and liquidity.

Net Revenues

Total net revenues for fiscal 2010 were $4.0 million compared to $4.5 million and $6.1 million for fiscal 2009 and fiscal 2008 respectively.  Revenues decreased $0.5 million, or 11% in fiscal 2010 from fiscal 2009 and decreased $1.6 million, or 26%, in fiscal 2009 from fiscal 2008. The decrease in net revenues for fiscal 2010 as compared to fiscal 2009 is primarily the result of decreases in Ad Sales revenue of $0.3 million and a decrease in Intellectual Property revenue of $0.2 million.  The decrease in net revenues for fiscal 2009 as compared to fiscal 2008 is primarily the result of decreases in Ad Sales revenue of $1.4 million, and a decrease in Intellectual Properties revenue of $0.2 million.  In fiscal 2010, net revenues were derived 78% from Ad Sales and 22% from Intellectual Properties.  In fiscal 2009, net revenues were derived 75% from Ad Sales and 25% from Intellectual Properties.  In fiscal 2008, net revenues were derived 79% from the Ad Sales and 21% from Intellectual Properties.

Ad sales net revenues were $3.1 million for fiscal 2010 as compared to $3.4 million for fiscal 2009 and $4.8 million for fiscal 2008.  Ad sales net revenues decreased $0.3 million or 9% for fiscal 2010 from fiscal 2009 and decreased $1.4 million or 29% for fiscal 2009 from fiscal 2008.  The decrease in Ad sales revenues from fiscal 2009 to 2010 is attributable to a decrease in UK advertising sales of $0.3 million, which includes: a decrease in plasma advertising revenue of $0.5 million, offset by an increase of $0.2 million in brochure and web advertising revenues.  The decrease in Ad Sales revenues from fiscal 2008 to fiscal 2009 is attributable to a decrease in UK advertising sales of $1.4 million, which includes: a decrease in brochure and web advertising revenues of $0.3 million and a decrease in plasma advertising revenue of $1.1 million.  The decrease is primarily attributable to the adverse economic conditions in the U.K.

Intellectual Properties net revenues were $0.9 million for fiscal 2010 compared to $1.1 million for fiscal 2009 and $1.3 million for fiscal 2008.  Net revenues generated from Intellectual Properties decreased $0.2 million or 18% in fiscal 2010 from fiscal 2009 and net revenues generated from Intellectual Properties decreased $0.2 million, or 15% in fiscal 2009 from fiscal 2008.  The decrease in revenues in fiscal 2010 as compared to fiscal 2009 as well as the decrease in revenues in fiscal 2009 as compared to fiscal 2008 were attributable to the timing of the delivery of manuscripts.  The Intellectual Properties division generates revenues from several different activities including book development and licensing, and intellectual property licensing. Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers. Revenues are recognized when the earnings process is complete and the ultimate collection of such revenues is no longer subject to contingencies.  This division does not include NetCo Partners, which is reported separately; see “Equity in Earnings of Unconsolidated Investees” below.

Equity in Earnings of Unconsolidated Investees

Equity in earnings (losses) of unconsolidated investees consists of the following:

	For the years ended December 31,
	2010	2009	2008
	(in millions)	(in millions)	(in millions)

NetCo Partners (a)	$-	$-	$(0.1)
MovieTickets.com (b)	0.7	(3.0)	1.3
	$0.7	$(3.0)	$1.2

(a)	NetCo Partners

NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method. Hollywood Media’s 50% share of income of NetCo Partners was de minimus for fiscal 2010, a de minimus increase compared to the minimal loss for fiscal 2009.  Hollywood Media’s 50% share of loss of NetCo Partners was de minimus for fiscal 2009, a decrease of 100% or $0.1 million compared to fiscal 2008.   The increase in fiscal 2010 as compared to fiscal 2009 was primarily recoveries in fiscal 2010 of accounts receivable losses in fiscal 2009.  There was minimal activity and no income was recognized in fiscal 2009.

(b)	MovieTickets.com

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media recorded $0.7 million in income from its investment in MovieTickets.com for fiscal 2010.  Hollywood Media recorded $0.1 million in income from its investment in MovieTickets.com for fiscal 2009, because accumulated net income in fiscal 2009 exceeded MovieTickets.com’s accumulated net losses from fiscal 2008 and prior.  During the second quarter of 2009, the Company determined that $5.0 million of the goodwill associated with MovieTickets.com should be written down and accordingly, recorded an impairment loss of $5.0 million.  In fiscal 2008, Hollywood Media did not record any income from its investment in MovieTickets.com because accumulated losses from prior years exceeded MovieTickets.com’s accumulated income.  The MovieTickets.com web site generates revenues from service fees charged to users for the purchase of movie tickets online, the sale of advertising and research.  There were no dividends declared or received during fiscal 2010 compared to $1.9 million in dividends received in fiscal 2009 and $1.3 million received in fiscal 2008.

Amendments to Amended and Restated Employment Agreements of Mr. Rubenstein and Ms. Silvers

On December 23, 2009, (i) Hollywood Media and Mitchell Rubenstein entered into an amendment to his amended and restated employment agreement and (ii) Hollywood Media and Laurie S. Silvers entered into an amendment to her amended and restated employment agreement (hereafter, collectively referred to as “Amendments to Employment Agreements).  The Amendments to Employment Agreements provide for, among other things, the following:

•	For a period of ninety days after the closing of the sale of Theatre Direct, Mr. Rubenstein’s and Ms. Silvers’ compensation continues in accordance with then existing terms.

•
After this ninety-day period, Mr. Rubenstein and Ms. Silvers base salaries are each reduced to a nominal amount of $1 per year plus five percent (5%) of the sum of (i) any distributions and other proceeds Hollywood Media receives after this ninety-day period in connection with its ownership interest in MovieTickets.com, Inc. and (ii) certain other amounts that may be received by Hollywood Media from MovieTickets.com, Inc. (collectively, the “5% Distribution”).  Upon a sale of Hollywood Media’s interest in MovieTickets.com, Inc., Mr. Rubenstein and Ms. Silvers would each receive 5% of the proceeds received by Hollywood Media in such sale. Should the employment agreements be terminated more than ninety days after the closing of the sale of Theatre Direct by Hollywood Media without “cause”, by death or by Mr. Rubenstein and/or Ms. Silvers, as applicable, for “good reason” the 5% Distributions and 5% of proceeds upon sale are due to Mr. Rubenstein and Ms. Silvers, or their heirs regardless of whether or not Mr. Rubenstein and/or Ms. Silvers continue in the employment of the Company.

MovieTickets.com is a leading destination for the purchase of movie tickets through the Internet. Hollywood Media launched the MovieTickets.com website in May 2000 with several major movie theater exhibitors. The MovieTickets.com website allows users to purchase movie tickets and retrieve them at “will call” windows or kiosks at theaters or the user can print at home for theatres with that capacity.  The website generates revenues from service fees charged to users for the purchase of tickets, the sale of advertising and the sale of research data.  Service fees on ticket sales were introduced in November 2000.  MovieTickets.com’s participating exhibitors operate theaters located in all of the top twenty markets and approximately 70% of the top 50 and top 100 markets in the United States and Canada and represent approximately 50% of the top 50 and top 100 grossing theaters in North America.  Additionally, MovieTickets.com operates in Latin America and Europe.  See Item 1 – Business, and Note 14 to Consolidated Financial Statements for additional information about MovieTickets.com.

Operating Expenses

Editorial, Production, Development and Technology.  Editorial, production, development and technology costs include commissions, royalties, media buying, production services and internet access for CinemasOnline and fees and royalties paid to authors and co-editors for the Intellectual Properties segment.  Editorial, production, development and technology costs for fiscal 2010 were $2.6 million as compared to $2.6 million for fiscal 2009 and $3.3 million for fiscal 2008.  Editorial, production, development and technology costs remained the same from fiscal 2009 to fiscal 2010 and decreased $0.7 million or 21% from fiscal 2008 to fiscal 2009.  As a percentage of aggregate net revenues from our Ad Sales and Intellectual Properties segments, these costs were 66% for fiscal 2010, 57% for fiscal 2009 and 54% for fiscal 2008.

The fiscal 2009 decrease from fiscal 2008 was due primarily to decreases in (i) commissions paid of $0.4 million, (ii) media buying of $0.2 million, and (iii) production and royalties of $0.1 million.

Selling, General and Administrative.   Selling, general and administrative (“SG&A”) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs, selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising  representative firms and other parties).  The SG&A expenses for fiscal 2010 were $3.7 million compared to $4.3 million for fiscal 2009, a decrease of $0.6 million or 14% and $5.9 million for fiscal 2008, a decrease of $1.6 million or 27%.  As a percentage of net revenues, SG&A expenses were 92% for fiscal 2010, 96% for fiscal 2009 and 97% for fiscal 2008.

The decrease in SG&A expenses in fiscal 2010 as compared to 2009 was primarily due primarily to decreases in the following categories: $0.3 million in legal expenses and $0.1 million in each of the following categories, bad debt expense, accounting fees, Board of Director’s fees and consulting fees relating to Sarbanes Oxley compliance.  These decreases were offset by a $0.1 million increase in contributions and sponsorship payments.

The decrease in SG&A expenses in fiscal 2009 as compared to fiscal 2008 was due primarily to decreases in the following expenses: $0.5 million in legal expenses, $0.4 million in occupancy and travel expenses, $0.3 million in accounting fees, $0.2 million in consulting fees relating to Sarbanes Oxley compliance, and $0.6 million in the following categories, office, computer supplies, contributions, dues and subscription expenses, telephone, server security, equipment rental, insurance, recruitment, consulting and moving expenses.  These decreases were offset by a $0.2 million increase in Board of Directors’ fees associated with a change of compensation structure to cash from warrants, a $0.1 million increase in online communications expenses and a $0.1 million increase in miscellaneous expenses.

Payroll and Benefits.

Payroll and benefits expenses consist of payroll and benefits including any other types of compensation benefits as well as human resources and administrative functions.

Payroll and benefits expenses for fiscal 2010 were $4.8 million as compared to $4.9 million for 2009, a decrease of $0.1 million or 2% and $6.7 million for 2008.  Payroll and benefits expenses decreased $1.8 million, or 27%, in fiscal 2009 as compared to fiscal 2008. As a percentage of net revenues, payroll and benefits expenses were approximately 120% in fiscal 2010, and 108% in fiscal 2009 and fiscal 2008.

The decrease in payroll and benefits in fiscal 2010 as compared to fiscal 2009 was primarily due to a decrease in the Intellectual Property Business payroll.   The decrease in payroll and benefits in fiscal 2009 as compared to fiscal 2008 was due to the following: (i) a decrease of $0.9 million in corporate overhead payroll, primarily because of the divestment of the Hollywood.com Business in August 2008; (ii) a $0.3 million reduction in payroll in the Ad Sales segment and (iii) an overall $0.6 million decrease in executive payroll due to the following: (a) $0.5 million decrease in compensation due to the completion of vesting of shares in fiscal 2008 that were issued to the President and Chairman of the Board, (b) a $0.4 million decrease due to the termination of the Executive Director of IT in fiscal 2008, and (c) a reduction of $0.1 million in stock option expense, offset by, a $0.4 million increase in executive bonus due to cash bonuses and vesting of restricted stock awards expense.

Depreciation and Amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, web site development, leasehold improvements, equipment under capital leases and amortization of intangibles. Depreciation and amortization expense was $0.5 million for fiscal 2010 as compared to $0.7 million for fiscal 2009 and $1.3 million for fiscal 2008.  Depreciation and amortization decreased $0.2 million or 29% in fiscal 2010 from fiscal 2009 and decreased $0.6 million or 46% in fiscal 2009 from fiscal 2008.  The decrease in depreciation and amortization expense from fiscal 2009 to fiscal 2010 is due to assets becoming fully depreciated during or prior to fiscal 2010.  In addition, capital expenditures have declined over the years.  The decrease in depreciation and amortization expense from fiscal 2008 to fiscal 2009 is due to a decrease in the amortization of intangible assets in Q4-08 due to a fiscal 2008 write off of certain intangible assets of CinemasOnline and assets becoming fully depreciated during fiscal 2009.

Interest, net.

Interest, net was $0.1 million income for fiscal 2010 as compared to a de minimus income for fiscal 2009 and income of $0.4 million for fiscal 2008.  The increase of $0.1 million or 100% in interest, net in fiscal 2010 as compared to fiscal 2009 was primarily attributable to the interest on the $8.5 million principal amount Note Receivable granted to Key Brand Entertainment Inc., the purchaser of the Broadway Ticketing Division.  The note has an interest rate of 12% per annum and matures on December 15, 2015.  For additional information, see Note 4 “Discontinued Operations” in the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.  The decrease of $0.4 million or 100%, in interest, net in fiscal 2009 as compared to 2008 was primarily attributable to less income earned from cash on hand.

Income taxes, net of refunds.

Income taxes, net of refunds was an expense of $0.3 million as compared to $0.1 million of income for fiscal 2009 and de minimus expense for fiscal 2008.  The expense for fiscal 2010 was primarily due to a reserve recorded against deferred tax assets in the Ad Sales segment since there is uncertainty about the Company’s ability to realize this asset in the near future, due to continuing losses in that segment.

Net Income (Loss).

Hollywood Media’s net income for fiscal 2010 was $4.9 million as compared to a net loss for fiscal 2009 of $5.6 million and a net loss for fiscal 2008 of $16.9 million.  The net income for fiscal 2010 was primarily due to the gain on the sale of the Broadway Ticketing Business.  The net loss for fiscal 2009 was primarily due to a $5.0 million impairment loss recorded in our Ad Sales segment in the second quarter of 2009.  The net loss was greater in fiscal 2008 primarily due to the loss on sale of the Hollywood.com Business in 2008 and an impairment charge of $3.5 million related to our Ad Sales and Intellectual Property Segments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Balance at Year End; Sources and Uses of Cash

Hollywood Media’s cash and cash equivalents were $29.4 million at December 31, 2010 as compared to $8.4 million at December 31, 2009.  Our net working capital (defined as current assets less current liabilities) was $22.0 million at December 31, 2010 and $8.8 million at December 31, 2009.

Net cash used in operating activities from continuing operations during fiscal 2010 was $6.5 million, a change of 8% compared to net cash used in operating activities from continuing operations during 2009 of $6.0 million.   Cash usage was primarily attributable to the loss from continuing operations.

Net cash provided by investing activities from continuing operations during fiscal 2010 was $17.6 million, which included $17.1 million in cash from the sale of the Broadway Ticketing division and $0.6 million from earn-outs received from the Hollywood Business sale, offset by $0.1 million in capital expenditures.  Net cash provided by investing activities from continuing operations during fiscal 2009 was $0.4 million, which net cash was primarily from the earn-outs received in 2009 due to the sale of Hollywood.com Business in August 2008.  Net cash used in investing activities from continuing operations during fiscal 2008 was $0.5 million, this net cash was used for, among other things; $0.5 million in capital expenditures.

Net cash used in financing activities from continuing operations during fiscal 2010 was $0.1 million, which cash usage included payments under capital lease obligations and outstanding note payable.  Net cash used in financing activities from continuing operations during fiscal 2009 was $0.2 million, which cash usage included payments under capital lease obligations, outstanding notes payable and payments for repurchase of common stock.  Net cash used in financing activities from continuing operations during fiscal 2008 was $2.2 million, which cash usage included, among other things, $2.1 million to repurchase common stock.

In connection with the Broadway Sale:

•	we received $20.5 million in cash (including $0.5 million pursuant to the estimated working capital adjustment described in the Purchase Agreement);

•
Theatre Direct, Key Brand, and the Company entered into the Credit Agreement, pursuant to which the Company received a note receivable of $8.5 million from Key Brand at an interest rate of 12% per annum, which obligation matures on December 15, 2015 and is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries;

•	Theatre Direct issued the Company the Warrant;

•	Key Brand assumed $1.6 million of liabilities associated with employment agreements with certain employees of Theatre Direct; and

•
we are entitled to receive earn-out payments of up to $14.0 million contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the tenth full fiscal year of Theatre Direct following the closing date as set forth in the Purchase Agreement.

In connection with the Credit Agreement, Hollywood Media and Key Brand entered into the Intercreditor Agreement with JP Morgan Chase Bank, N.A., as administrative agent for the senior lenders of Key Brand, which defines the rights and obligations of the senior secured lenders and Hollywood Media as subordinated lender, including, without limitation, the rights of payment and the subordination of the security interests of Hollywood Media.

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which included $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. Since August 21, 2008, $1.2 million in earn-out payments were paid to Hollywood Media through December 31, 2010 and, therefore, there remains, as of December 31, 2010, $7.8 million in potential earn-out payments.

Commencing October 1, 2009, R&S Investments is contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive five percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business in fiscal 2009, representing the entire balance of the escrow.  As of December 31, 2010, Hollywood Media recorded a $0.2 million related party receivable for earn-out earned and expense reimbursement by R&S Investments.  Subsequent to December 31, 2010, Hollywood Media has received the earn-out and expense reimbursement amounts in accordance with the payment terms.

On February 25, 2011, Hollywood Media announced the final results of a tender offer to purchase up to 8,000,000 shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest) which expired on February 18, 2011.  Hollywood Media accepted 8,000,000 shares for purchase for a total cost of approximately $16.4 million.  The number of shares properly tendered and not withdrawn were 24,157,429.  Accordingly, payment was made for approximately 33% of the tendered shares, and the rest of the tendered shares were withdrawn from the tender offer.  Immediately following the purchase of the tendered shares, Hollywood Media had approximately 23,179,066 shares outstanding.

Capital Expenditures

Our capital expenditures during each of 2010 and 2009 was $0.1 million.  We currently anticipate capital expenditures in 2011 of approximately $0.1 million, including various systems and equipment upgrades.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash to repurchase shares of its outstanding common stock.  See Part II, Item 5, of this Annual Report on Form 10-K for information about stock repurchases by Hollywood Media during the fourth quarter of fiscal 2010.

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

Contractual Obligations

The following table sets forth information regarding certain types of our contractual obligations specified below as of December 31, 2010.

	Payments Due by Period

		Less than	Years	Years	After
Contractual Obligations	Total	1 Year	1-3	4-5	5 Years
(in millions)

Capital lease obligations (1)	$0.1	$0.1	$-	$-	$-
Operating lease obligations (2)	0.3	0.2	0.1	-	-

Total contractual obligations	$0.4	$0.3	$0.1	$-	$-

(1)	Capital lease obligations are future lease payments under capital leases inclusive of interest. Lease terms expire at various dates throughout the year 2013.

(2)
Operating lease obligations include leases pertaining to various leased offices and facilities and those classified as operating leases for financial statement purposes.  Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses.  Lease terms expire at various dates through the year 2012.

Off-Balance Sheet Arrangements

As of December 31, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph 4 of Item 303 of SEC Regulation S-K.  As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph 4 of Item 303 regarding “off-balance sheet arrangements.”

Critical Accounting Estimates

In response to the SEC’s Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Allowance and Reserves

Hollywood Media maintains an allowance for doubtful accounts and a reserve on notes receivable for estimated losses resulting from the inability of its customers or debtors to make required payments. The Company’s accounting for doubtful accounts and reserve on notes receivable contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers and debtors, creditworthiness of specific customers and debtors, historical trends and other information. The allowance for doubtful accounts was $0.3 million and $0.5 million at December 31, 2010 and 2009, respectively.  The allowance is primarily attributable to receivables due from customers of CinemasOnline.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. The Company’s $8.5 million note receivable from Key Brand Entertainment in connection with the Company’s sale of its Broadway Ticketing business has been fully reserved.  Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic regions.

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

As prescribed by ASC 350, we completed the transitional goodwill impairment test by the second quarter of fiscal 2002 which did not result in an impairment charge.  Additionally, Hollywood Media established October 1 as its annual impairment test date and conducted required testing on that date during fiscal 2010 and 2009.  As part of our fiscal 2008 annual impairment evaluation, the Company determined that the goodwill associated with its CinemasOnline business should be written off, and, accordingly, the Company recorded an impairment loss of $2.8 million.  In addition, the Company recorded $0.7 million in additional impairment to goodwill recorded after our 2001 acquisition of Always Independent Entertainment Corp. and our Intellectual Properties segment.  During the second quarter of 2009 the Company determined that $5.0 million of the goodwill associated with its MovieTickets.com business should be written down based on discounted cash flow being below carrying value and accordingly recorded an impairment loss of $5.0 million.  For additional information see Note 14 – Investments in and Advances to Equity Method Unconsolidated Investees in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.  As December 31, 2010, we are not aware of any additional items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  The goodwill recorded in the accompanying consolidated balance sheets as of December 31, 2010 and 2009 was $14.6 million.  At December 31, 2010 and December 31, 2009 goodwill represented 31% and 25%, respectively, of total assets, which is all related to the Ad Sales reporting unit.  The fair value of the Ad Sales reporting unit exceeded the carrying value as of the test date by approximately 11%.  Future changes in estimates used to conduct the impairment review, including revenue projections, market values and low discount rates could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.

During the period from November 21, 2008 to May 21, 2009, the Company’s market capitalization periodically fell below the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company.   We considered the periodic decline in our market capitalization to be temporary and based on general economic conditions and a decline in general investor confidence throughout the market and not based on any events or conditions specific to us.  The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contain goodwill at December 31, 2010 and 2009 exceeded the book value of those units.

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

Not required.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Hollywood Media Corp.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Hollywood Media Corp. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Media Corp. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida

April 14, 2011

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,406,063	$8,365,224
Receivables, net	465,079	604,325
Prepaid expenses	1,055,972	1,882,444
Other receivables	59,224	270,064
Related party receivable	299,963	335,245
Current assets of discontinued operations	-	20,940,282
Total current assets	31,286,301	32,397,584

PROPERTY AND EQUIPMENT, net	455,436	773,682
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	955,065	230,097
INTANGIBLE ASSETS, net	7,549	142,076
GOODWILL	14,595,783	14,595,783
OTHER ASSETS	18,425	21,082
LONG TERM ASSETS OF DISCONTINUED OPERATIONS	-	9,445,875
TOTAL ASSETS	$47,318,559	$57,606,179

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$802,684	$896,909
Accrued expenses and other	6,804,066	859,075
Deferred revenue	980,786	1,176,636
Customer deposits	654,554	616,692
Current portion of capital lease obligations	60,031	104,254
Current portion of notes payable	2,362	37,454
Current liabilities of discontinued operations	-	19,931,745
Total current liabilities	9,304,483	23,622,765

DEFERRED REVENUE	148,002	309,190
CAPITAL LEASE OBLIGATIONS, less current portion	38,217	73,909
OTHER DEFERRED LIABILITY	75,120	236,258
NOTES PAYABLE, less current portion	-	2,432
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	-	871,216

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 31,179,066 and
31,037,656 shares issued and outstanding at December 31, 2010 and
December 31, 2009, respectively	311,791	310,377
Additional paid-in capital	309,898,584	309,480,331
Accumulated deficit	(272,410,281)	(277,315,848)
Total Hollywood Media Corp. shareholders’ equity	37,800,094	32,474,860
Non-controlling interest	(47,357)	15,549
Total shareholders’ equity	37,752,737	32,490,409
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,318,559	$57,606,179

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,

	2010	2009	2008

NET REVENUES	$3,995,177	$4,518,548	$6,138,962

OPERATING COSTS AND EXPENSES
Editorial, production, development and technology	2,641,205	2,569,354	3,323,546
Selling, general and administrative	3,677,612	4,340,061	5,936,798
Payroll and benefits	4,799,058	4,872,398	6,653,739
Impairment loss	-	-	3,524,697
Depreciation and amortization	541,326	743,995	1,348,782

Total operating costs and expenses	11,659,201	12,525,808	20,787,562

Loss from operations	(7,664,024)	(8,007,260)	(14,648,600)

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES

Equity in earnings of unconsolidated investees	765,015	2,006,498	1,160,623
Impairment loss	-	(5,000,000)	-

Total equity in earnings (losses) of unconsolidated investees	765,015	(2,993,502)	1,160,623

OTHER INCOME (EXPENSE):
Interest, net	64,916	16,161	359,800
Other, net	6,311	(35,227)	44,651
Income taxes, net of refunds	(283,756)	83,286	(953)

Loss from continuing operations	(7,111,538)	(10,936,542)	(13,084,479)

Gain (loss) on sale of discontinued operations, net of income taxes	6,057,421	614,572	(4,655,122)
Income of discontinued operations	5,909,763	4,699,144	964,643

Income (loss) from discontinued operations	11,967,184	5,313,716	(3,690,479)

Net income (loss)	4,855,646	(5,622,826)	(16,774,958)

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	49,921	2,409	(81,365)

Net income (loss) attributable to Hollywood Media Corp.	$4,905,567	$(5,620,417)	$(16,856,323)

Basic and diluted income (loss) per common share
Continuing operations	$(0.23)	$(0.35)	$(0.41)
Discontinued operations	0.39	0.17	(0.12)
Total basic and diluted net income (loss) per share	$0.16	$(0.18)	$(0.53)

Weighted average common and common equivalent shares outstanding – basic and diluted	30,937,619	30,584,902	31,793,853

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance – December 31, 2007	31,897,983	$318,980	$310,120,531	$(254,839,108)	$55,600,403

Repurchase of company stock	(1,711,639)	(17,117)	(2,107,882)	-	(2,124,999)
Issuance of stock – stock option exercises	101,000	1,010	121,890	-	122,900
Issuance of stock to officers	100,000	1,000	101,000	-	102,000
Issuance of warrants for services rendered	-	-	4,429	-	4,429
Issuance of stock – 401(k) employer match	96,569	966	279,084	-	280,050
Amortization of deferred compensation	-	-	487,500	-	487,500
Issuance of restricted stock - officers	400,000	4,000	(3,069)	-	931
Compensation expense on employee stock options	-	-	97,277	-	97,277
Net loss	-	-	-	(16,856,323)	(16,856,323)

Balance – December 31, 2008	30,883,913	308,839	309,100,760	(271,695,431)	37,714,168

Repurchase of company stock	(71,600)	(716)	(72,238)	-	(72,954)
Issuance of stock – 401(k) employer match	225,343	2,254	223,089	-	225,343
Stock compensation expense - officers	-	-	204,885	-	204,885
Stock compensation expense - employees	-	-	23,835	-	23,835
Net loss	-	-	-	(5,620,417)	(5,620,417)

Balance – December 31, 2009	31,037,656	310,377	309,480,331	(277,315,848)	32,474,860

Issuance of stock – 401(k) employer match	141,410	1,414	196,560	-	197,974
Stock compensation expense - officers	-	-	202,184	-	202,184
Stock compensation expense - employees	-	-	19,509	-	19,509
Net income	-	-	-	4,905,567	4,905,567

Balance – December 31, 2010	31,179,066	$311,791	$309,898,584	$(272,410,281)	$37,800,094

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of shareholders’ equity.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,855,646	$(5,622,826)	$(16,774,958)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
(Income) loss from discontinued operations	(11,967,184)	(5,313,716)	3,690,479
Depreciation and amortization	541,326	743,995	1,348,782
401(k) stock match	-	61,067	75,695
Warrants issued for consulting services	-	-	4,429
Equity in earnings of unconsolidated investees, net of distributions	(724,968)	(97,297)	154,185
Stock compensation expense – employees	19,509	23,835	97,277
Loss (gain) on retirement of property	72,144	820	(38,842)
Stock compensation expense - officers	202,184	204,885	102,931
Amortization of deferred compensation costs	-	-	487,500
Provision for bad debts	282,296	430,370	421,980
Distributions to minority owners	(12,985)	(26,754)	(3,724)
Impairment loss	-	5,000,000	3,524,697
Changes in assets and liabilities:
Receivables	(143,050)	(170,958)	162,039
Prepaid expenses	826,472	(529,739)	614,664
Other receivables	210,840	55,390	185,208
Related party receivable	36,424	12,640	(88,992)
Other assets	2,657	10,065	(27,867)
Accounts payable	(426,124)	426,744	(1,008,664)
Accrued expenses and other	217,353	(937,938)	54,190
Deferred revenue	(357,038)	(255,829)	(1,265,187)
Customer deposits	37,862	68,633	89,419
Other deferred liability	(161,138)	(65,807)	17,222
Net cash used in operating activities – continuing operations	(6,487,774)	(5,982,420)	(8,177,537)
Net cash provided by (used in) operating activities - discontinued operations	10,419,174	9,942,486	(765,521)
Net cash provided by (used in) operating activities	3,931,400	3,960,066	(8,943,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(141,672)	(101,640)	(499,083)
Net proceeds (expenditures) from sale of assets and businesses	17,786,493	472,920	(42,320)
Net cash (used in) provided by investing activities – continuing operations	17,644,821	371,280	(541,403)
Net cash used in investing activities – discontinued operations	(375,177)	(1,088,501)	(4,126,537)
Net cash (used in) provided by investing activities	17,269,644	(717,221)	(4,667,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from exercise of stock options	-	-	122,900
Payments under capital lease obligations	(104,254)	(118,502)	(83,936)
Repayment of notes payable	(37,524)	(39,519)	(68,306)
Stock repurchase program	-	(72,954)	(2,124,999)
Net cash used in financing activities – continuing operations	(141,778)	(230,975)	(2,154,341)
Net cash used in financing activities – discontinued operations	(18,427)	(50,899)	(73,094)
Net cash used in financing activities	(160,205)	(281,874)	(2,227,435)

Net increase (decrease) in cash and cash equivalents	21,040,839	2,960,971	(15,838,433)

CASH AND CASH EQUIVALENTS, beginning of period	8,365,224	5,404,253	21,242,686

CASH AND CASH EQUIVALENTS, end of period	$29,406,063	$8,365,224	$5,404,253

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$28,342	$41,607	$64,674
Taxes paid	$23,964	$19,345	$462,837

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(1)	BACKGROUND:

Hollywood Media Corp. (“Hollywood Media” or “the Company”) was incorporated in the State of Florida on January 22, 1993. Hollywood Media is comprised of various businesses focusing primarily on advertising, book development license fees and royalties.

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

The Company had an accumulated deficit totaling $272.4 million and $277.3 million at December 31, 2010 and 2009, respectively. The success of Hollywood Media’s operations in future years is dependent on its ability to generate adequate revenues and cash flows to offset operating expenses. Hollywood Media expects to incur additional losses. There can be no assurances that Hollywood Media will be able to generate sufficient revenues from these activities to cover its costs and therefore, Hollywood Media may continue to incur losses and negative cash flows from operations. To the extent that Hollywood Media does not generate sufficient revenues to offset expenses Hollywood Media may require further financing beyond cash on hand to fund ongoing operations. Hollywood Media estimates, based on operating plans and assumptions, that existing cash and cash equivalents and anticipated cash flows will be sufficient to meet working capital requirements for the year 2011.

On February 25, 2011, Hollywood Media announced the final results of a tender offer to purchase up to 8,000,000 shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest) which expired on February 18, 2011. Hollywood Media accepted 8,000,000 shares for purchase for a total cost of approximately $16,400,000. The number of shares properly tendered and not withdrawn was 24,157,429. Accordingly, payment was made for approximately 33% of the tendered shares, and the rest of the tendered shares were withdrawn from the tender offer. Immediately following the purchase of the tendered shares, Hollywood Media had approximately 23,179,000 shares outstanding.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reclassifications

Certain amounts previously reported have been reclassified to conform with current presentation and discontinued operations.

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that the Company make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on the information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. Significant estimates and assumptions embodied in the accompanying consolidated financial statements, which are evaluated on an ongoing basis, include the deferred tax asset valuation allowance, the adequacy of reserves for accounts receivables, notes receivable and accruals for compensation, contingencies and litigation, as well as Hollywood Media’s ability to realize the carrying value of goodwill, intangible assets, investments in less than 50% owned companies and other long-lived assets.

Cash and Cash Equivalents

Hollywood Media considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest bearing amounts included in cash and cash equivalents were $26,667,785 and $7,985,022 at December 31, 2010 and 2009, respectively. The Company maintains cash balances with financial institutions in excess of federally insured limits.

Receivables

Receivables consist of unsecured amounts due from customers who have advertised on plasma TV displays, posters, brochures and websites in the Company’s UK business and amounts due from publishers relating to signed contracts, to the extent that the earnings process is complete and amounts are realizable.

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to estimate the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the age of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $308,713 and $473,686 at December 31, 2010 and 2009, respectively. The allowance is primarily attributable to receivables due from customers of CinemasOnline. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions within the U.K. Changes in the allowance for doubtful accounts consisted of:

	Additions (Deductions)
	Balance at	Charges to			Balance at
	Beginning	costs and			end of
	of period	expenses	Write-offs		period

Allowance for doubtful accounts:

2010	$473,686	$282,296	$(447,269)	(A)	$308,713

2009	$478,749	$430,370	$(435,433)	(A)	$473,686

2008	$764,892	$421,980	$(708,123)	(A)	$478,749

Notes:	(A) Uncollectible accounts written off.

Property and Equipment

Property and equipment are carried at cost and are classified in five categories. The categories and estimated service lives are as follows:

Furniture and fixtures	5 years
Equipment and software	3 to 5 years
Equipment under capital leases	Shorter of term of lease or 3 to 5 years
Leasehold improvements	Term of lease
Artwork	Non-depreciable

Maintenance and repairs are charged to expense when incurred.

Goodwill and Intangible Assets

FASB Accounting Standards Codification (“ASC”) Topic No. 350, “Intangibles – Goodwill and Other” (ASC 350), goodwill and certain intangibles are not amortized; however, they are subject to evaluation for impairment annually, or more frequently if indicators arise, using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if and to the extent that the carrying value of goodwill exceeds the implied value.

Hollywood Media established October 1, as its annual impairment test date and conducted required testing on that date during fiscal 2010, 2009 and 2008. Although the Company’s annual impairment analysis in 2010 and 2009 did not result in any impairment charges, during the second quarter of 2009 the Company determined the $5,000,000 of the goodwill associated with its MovieTickets.com business should be written down based on the discounted cash flow not exceeding carrying value and accordingly recorded an impairment loss of $5,000,000. For additional information see Note 14 – “Investments in and Advances to Equity Method Unconsolidated Investees” in these Notes to the Consolidated Financial Statements. As part of our fiscal 2008 annual impairment evaluation, the Company determined that the goodwill associated with its CinemasOnline business should be written off, and, accordingly, the Company recorded an impairment loss of $2,800,000 in 2008. In addition, the Company recorded $700,000 in additional impairment to goodwill related to our 2001 acquisition of Always Independent Entertainment Corp. and our Intellectual Properties segment in 2008.

As of December 31, 2010, we are not aware of any items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment. Future changes in estimates used to conduct the impairment review, including revenue projections or market values could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of the ad sales reporting unit.

During the period from November 21, 2008 to May 21, 2009, the Company’s market capitalization periodically fell below the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business was in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company. We considered the periodic decline in our market capitalization to be temporary and based on general economic conditions and a decline in general investor confidence throughout the market and not based on any events or conditions specific to us. The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contain goodwill at December 31, 2010 and 2009 exceeded the book value of those units.

Impairment of Long-Lived Assets

ASC Topic No. 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If an indicator of impairment is present, Hollywood Media evaluates the recoverability of long-lived assets not held for sale by comparing the carrying amount of the assets to the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values if such fair values are lower than their carrying value. Hollywood Media determines fair value as the net present value of future cash flows. There were no adjustments to the carrying value of long-lived assets for any of the years ended December 31, 2010, 2009, and 2008.

Revenue Recognition

Revenue recognition policies for advertising, book packaging and licensing, are set forth below.

Advertising. Advertising revenue is derived from the sale, by CinemasOnline, of advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. Advertising revenue is recognized over the period that the advertisement is displayed, provided that no significant obligations of Hollywood Media remain and collection is reasonably assured. Hollywood Media’s obligations typically are based on maintaining plasma TV displays, posters and brochures where the advertisements are displayed.

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

Segment Information

ASC Topic No. 280, “Segment Reporting” establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers (see Note 17).

Earnings Per Common Share

FASB Accounting Standard Codification No. 260, “Earnings per Share” requires companies to present basic and diluted earnings per share. Earnings per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period presented.

Common shares issuable upon exercise of outstanding options and warrants of 95,435, 1,328,443 and 2,581,928 were excluded from the calculation of diluted earnings per share for the years ended December 31, 2010, 2009 and 2008, respectively, because their impact was anti-dilutive to the loss from continuing operations. Non-vested shares are not included in the basic calculation until vesting occurs. There were no unvested shares as of December 31, 2010. There were 233,334 and 400,000 unvested shares as of December 31, 2009 and 2008, respectively.

Advertising Costs

Hollywood Media expenses the cost of advertising as incurred. Advertising costs for the years ended December 31, 2010, 2009 and 2008 were $14,496, $14,286 and $27,053, respectively, and are included in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

401(k) Plan

On September 27, 2010, upon recommendation of Mitchell Rubenstein, CEO and Chairman of Hollywood Media Corp., the Board of Directors of Hollywood Media Corp. approved of the termination of the Company’s 401 (k) plan effective November 18, 2010.

Hollywood Media maintained a 401(k) Plan (“the Plan”) covering all employees who met certain eligibility requirements. The Plan provided that each participant may contribute up to 15% of his or her pre-tax gross compensation (not to exceed a statutorily prescribed annual limit). All amounts contributed by employee participants in conformity with Plan requirements and earnings on such contributions were fully vested at all times. The match in stock was 50% of the first 8% of the employees’ compensation contributions, for those participants employed in excess of 1,000 hours during the year and employed on the last day of the year. The match of $148,404 was paid in cash to the Plan for the year ended December 31, 2010 during the fourth quarter. The match paid for the year ended December 31, 2009 was 101,189 shares of Hollywood Media common stock, valued at $141,664, respectively, at a share price of $1.40 paid in the first quarter of fiscal 2010. The Plan had investments in Company stock of 303,270 shares valued at a share price of $1.64 or $497,363 and 439,874 shares valued at a share price of $1.40 or $615,824, as of December 31, 2010 and 2009, respectively. The Plan assets remaining as of December 31, 2010 represent employee, or former employee, investments pending transfer or distribution.

Income Taxes

Income taxes are accounted for under the liability method pursuant to FASB Accounting Standards Codification No. 740, “Income Taxes” (ASC 740). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce net deferred income tax assets to an amount that is more likely than not to be realized. Pursuant to the provisions of ASC 740 uncertain tax positions must meet a “more-likely-than-not” recognition threshold.

Variable Interest Entities

ASC Topic No. 810, “Consolidation” Subtopic No. 10-25 “Recognition” (ASC 810-10-25), requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary. Hollywood Media determined that Hollywood.com, LLC met the definition of a VIE based on one of the criteria described in ASC 810-10-25, which states the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders. The initial investment provided by R&S Investments of $1,000,000 is not sufficient to fund the ongoing losses without additional subordinated financial support. The Company has made the determination that it is not the primary beneficiary of Hollywood.com, LLC. Accordingly, Hollywood.com LLC is not consolidated into the Company’s consolidated financial statements.

(3)	STOCK OPTION PLANS; WARRANTS; AND EMPLOYEE STOCK BASED COMPENSATION:

Shareholder-Approved Plans

Hollywood Media has active shareholder-approved equity compensation plans as follows: the 2004 Stock Incentive Plan and the Directors Stock Option Plan (the “Plans”). In addition to stock options, the 2004 and 2000 Plans permit the granting of stock awards and other forms of equity compensation for key personnel and non-employee directors. There were an aggregate of 487,261, 524,313, and 512,370 shares remaining available for issuance under Hollywood Media’s equity compensation plans at December 31, 2010, 2009 and 2008, respectively. The options may be either “qualified incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) or nonqualified stock options. Stock options granted to date generally have had an exercise price per share equal to the market value per share of the common stock on the date prior to grant and generally expire five years or ten years from the date of grant. Options awarded to Hollywood Media’s employees generally become exercisable in annual increments over a four-year period beginning one year from the grant date, although some are immediately exercisable and some vest based on other terms as specified in the option grants. Options awarded to directors become exercisable six months after date of grant. The Plans are registered with the SEC on Form S-8. Shares issued under the Plans are issued from the Company’s unissued shares authorized under its articles of incorporation.

Warrants

Equity compensation not approved by shareholders consists primarily of warrants or other equity purchase rights granted to non-employees of Hollywood Media in exchange for services. Additional information about such equity compensation is included in the paragraphs and tables below.

2004 Stock Incentive Plan

During the year ended December 31, 2004, Hollywood Media’s Board of Directors and shareholders approved Hollywood Media’s 2004 Stock Incentive Plan (the “2004 Plan”). The purpose of the 2004 Plan is to advance the interests of Hollywood Media by providing an additional incentive to attract, retain and motivate highly competent persons as officers and key employees of, and consultants to, Hollywood Media and its subsidiaries and affiliates and to encourage stock ownership in Hollywood Media by such persons by providing them opportunities to acquire shares of Hollywood Media’s common stock, or to receive monetary payments based on the value of such shares pursuant to the benefits described therein. Additionally, the 2004 Plan is intended to assist in further aligning the interest of Hollywood Media’s officers, key employees and consultants to those of its other stockholders. The 2004 Plan will expire in 2014.

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

As of December 31, 2010, options to purchase 15,000 shares of common stock were outstanding under the 2004 Plan. During the year ended December 31, 2010, no options were granted or exercised, and 47,500 and 141,500 shares were cancelled and expired, respectively, under the 2004 Plan. There were 487,261 shares remaining available for issuance under the 2004 Plan.

Directors Stock Option Plan

Hollywood Media has established the shareholder-approved Directors Stock Option Plan for non-employee directors, which provides for grants to each non-employee director of options to purchase 15,000 shares of Hollywood Media’s common stock upon election or re-election. In December 2007, the Board of Directors of Hollywood Media elected to temporarily suspend such annual option issuances until such time that the Board determines to reserve additional shares of common stock for issuance upon exercise of options granted under the Directors Stock Option Plan. The ability to grant more options under the Directors Stock Option Plan expired on July 1, 2008. As such, no further grants are permitted under the Directors Stock Option Plan. A total of 300,000 shares of common stock were reserved for issuance upon exercise of options granted under the Directors Stock Option Plan.

As of December 31, 2010, options to purchase 80,435 shares of common stock were outstanding under Directors Stock Option Plan. During the year ended December 31, 2010, no options were granted or exercised, and 195,689 and 4,819 shares were cancelled and expired, respectively, under the Directors Stock Option Plan. There were no options available for future grant under the Director’s Plan.

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

During the year ended December 31, 2010, Hollywood Media recorded $221,693 of stock-based compensation expense which caused the loss from continuing operations to increase by $221,693 and basic and diluted loss per share from continuing operations to increase by $.01 per share.

Table of Stock Option and Warrant Activity

A summary of all stock option and warrant activities for the year ended December 31, 2010:

	Stock Options			Warrants
		Weighted			Weighted
		Average			Average
		Exercise	Exercise Price		Exercise
	Shares	Price	Per Share	Shares	Price

Outstanding at December 31, 2009	520,943	$4.37	$2.03 - $9.75	807,500	$4.27

Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled	(243,189)	3.81	$2.03 - $5.19	-	-
Expired	(182,319)	5.47	$4.28 - $9.75	(807,500)	4.27

Outstanding at December 31, 2010	95,435	$3.69	$2.03 - $4.60	-	$-

Data on Outstanding Options at December 31, 2010:

			Weighted
			Average
	Number of	Weighted	Remaining
	Options	Average Exercise	Contractual	Aggregate
	Outstanding	Price Per Share	Term (years)	Intrinsic Value (1)

Vested Options	95,435	$3.69	3.84	$-

Non-vested Options	-	-	-	-

Total Outstanding Stock Options	95,435			$-

(1)	The aggregate intrinsic value is computed based on the closing price of Hollywood Media’s stock on December 31, 2010, which is a price per share of $1.64.

As of December 31, 2010, there were no unrecognized compensation cost related to non-vested stock option awards since all outstanding awards are fully vested. As of December 31, 2009 there was $21,676 of unrecognized compensation not related to non-vested stock awards.

There were no stock options exercised during the years ended December 31, 2010 and 2009.

The following table summarizes the activity with respect to the non-vested stock options of Hollywood Media for the year ended December 31, 2010.

Weighted -
Average Grant
	Number of	Date Fair Value
	Shares	Per Share

Non-vested at December 31, 2009	3,750	$2.39
Granted	-	-
Vested	(3,750)	$2.39
Forfeited	-	-
Non-vested at December 31, 2010	-

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option valuation model, which uses various assumptions in the calculation of the fair value. There were no options granted during the years ended December 31, 2010 and 2009.

The following table summarizes weighted average exercise prices and fair value of options and warrants granted whose exercise price equals, exceeds or is less than the market price of the stock on the grant date.

	2010	2009	2008

Exercise Price Equals Market Price
Weighted average exercise price	$-	$-	$2.34
Weighted average fair value	$-	$-	$0.59

Exercise Price Exceeds Market Price
Weighted average exercise price	$-	$-	$-
Weighted average fair value	$-	$-	$-

Exercise Price is Less Than Market Price
Weighted average exercise price	$-	$-	$-
Weighted average fair value	$-	$-	$-

The following is a summary of stock options and warrants outstanding and exercisable as of December 31, 2010:

	Options and Warrants Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Number of	Contractual	Price	Number of	Price
Exercise Prices	Shares	Life	Per Share	Shares	Per Share

$2.03 - $2.50	30,000	4.97	$2.27	30,000	$2.27

$4.06 - $5.19	65,435	3.32	$4.34	65,435	$4.34

	95,435			95,435

Non-vested Stock Awards

On December 22, 2008, Hollywood Media issued 250,000 and 150,000 restricted shares to the Chairman of the Board and President, respectively, in accordance with and pursuant to Hollywood Media’s 2004 Stock Incentive Plan with an aggregate value of $408,000, the fair market value on the date of issuance.

The restricted shares had the following vesting schedule, provided that the respective executive remained employed by Hollywood Media on such vesting dates:

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

Hollywood Media recorded $202,184 as compensation expense for the year ended December 31, 2010 relating to this issuance. As of December 31, 2010 there were no unvested shares or unrecognized compensation expense remaining under this issuance due to a clause in their employment agreements which automatically vested the remaining shares upon the sale of the Broadway Ticketing Division.

During the year ended December 31, 2004, Hollywood Media issued 400,000 shares to each of the President and the Chairman of the Board pursuant to employment agreements with an aggregate value of $2,600,000, the fair market value on the date of issuance, which vest at a rate of 6.25% per quarter beginning on October 1, 2004. Hollywood Media recorded $487,500 as compensation expense for the year ended December 31, 2008, and $0 for the years ended December 31, 2010 and 2009, under these non-vested stock awards. As of December 31, 2010, 2009 and 2008 there were no unvested shares or unrecognized compensation expense remaining under this issuance. During the years ended December 31, 2010 and 2009, zero shares of common stock vested.

(4)	DISCONTINUED OPERATIONS

Broadway Ticketing Business

On December 15, 2010, Hollywood Media Corp. (“Hollywood Media”) closed its Broadway Ticketing Division (the “Broadway Sale”), through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”), as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand (the “Purchase Agreement”). There are no material relationships among Hollywood Media and Key Brand or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale (i) Hollywood Media received $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) Key Brand, Theatre Direct and Hollywood Media entered into an $8,500,000 note (“the Loan”) Second Lien, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”), pursuant to which Key Brand is obligated to pay Hollywood Media principal and interest at a rate of 12% per annum, with the loan maturing on December 15, 2015. The Loan is collateralized on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, (iii) Theatre Direct issued Hollywood Media a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”) and (iv) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct. In addition, Hollywood Media is entitled to receive earn-out payments (“the Earn-out”) of up to $14,000,000 contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement. As collectability of the Loan, Earn-outs and the Warrant is not reasonably assured, they are not included in the “Gain on sale of discontinued operations, net of income taxes” in the accompanying consolidated statement of operations.

On March 14, 2011 the Company delivered to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital on December 15, 2010, (the “closing date”) determined in the manner described in the Purchase Agreement. Pursuant to the closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the Purchase Agreement which included $530,102 related to the estimated working capital adjustment delivered at closing to Key Brand. The accrual is included in “Accrued expenses and other” in our accompanying consolidated balance sheets. This working capital adjustment was paid on March 22, 2011. For additional information refer to Note 20 “Subsequent Events” in these notes to the consolidated financial statements.

In connection with the Credit Agreement, Hollywood Media and Key Brand entered into a Subordination and Intercreditor Agreement, dated December 15, 2010 (The “Intercreditor Agreement”), with JP Morgan Chase Bank, N.A., as administrative agent for the senior secured lenders of Key Brand, which defines the rights and obligations of the senior secured lenders and Hollywood Media as subordinated creditor, including, without limitation, the rights of payment and the subordination of the security interests of Hollywood Media.

Hollywood Media has agreed to provide certain transition services to Key Brand and Theatre Direct relating to the Broadway Ticketing business following the closing of the Broadway Sale for a six-month period ending on June 15, 2011. Pursuant to Staff Accounting Bulletin (“SAB”) Topic 5-E, the Company must consider if it has transferred rights of ownership of the Broadway Ticketing business to Key Brand, which the Company has considered and concluded that rights of ownership have been transferred to Key Brand and no significant continuing involvement of the Company in the Broadway Ticketing business exists.

In connection with the transactions contemplated by the Purchase Agreement, Hollywood Media incurred (i) $440,000 plus payroll taxes in aggregate change of control payments to two executives in Hollywood Media’s legal department which were included in “Gain (loss) on sale of discontinued operations, net of income taxes” in the December 31, 2010 accompanying consolidated statements of operations. $240,000 less payroll taxes was paid to one executive prior to December 31, 2010 and $200,000 less payroll taxes was paid to the other executive in January 2011. As of December 31, 2010, the $200,000 unpaid amount was included in “Accrued expenses and other” in the accompanying December 31, 2010 consolidated balance sheet; (ii) approximately $400,000 in severance payments payable by Hollywood Media to 14 employees after a brief transition period; (iii) approximately $250,000 in fees to a valuation firm for providing the fairness opinion to Hollywood Media’s board of directors in connection with evaluating and approving the Purchase Agreement and the transactions contemplated thereby; (iv) $1,361,632 in legal fees in connection with preparing and negotiating the Purchase Agreement and the related documents and preparing and filing the proxy statement relating to the transactions contemplated by the Purchase Agreement; and (v) $170,000 in investment banking fees for providing professional services to the Company.

Pursuant to ASC Topic No. 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” ASC 360, the Company’s consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the Broadway Ticketing Business as discontinued operations. The sale of the Broadway Ticketing Business qualifies for discontinued operations treatment under ASC 360. The assets and liabilities of such operations have been reclassified as current or long term “Assets of discontinued operations” and current and long term “Liabilities of discontinued operations” in the accompanying December 31, 2009 consolidated balance sheet, and consist of the following:

December 31, 2009

Current assets	$20,940,282
Property and equipment, net	3,595,403
Intangibles	248,742
Goodwill	5,601,730

Total assets of discontinued operations	$30,386,157

Current liabilities	$19,931,745
Long-term liabilities	871,216

Total liabilities of discontinued operations	$20,802,961

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”). R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board. Pursuant to the purchase agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which includes $1,000,000 that was paid to Hollywood Media at closing and potential earn-out payments totaling $9,000,000, of which $1,173,621 has been paid as of December 31, 2010. Hollywood Media recognized $701,842 and $677,342 in earn-out gain during the year ended December 31, 2010 and 2009, which is included in “Income from discontinued operations” in our consolidated statements of operations. For additional information see Note 20 “Subsequent Events.” Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

The earn-out payments equal the greater of 10 percent of gross collected revenue and 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the earn-out is fully paid. The Company considers the remaining potential earn-out payments to be contingent consideration and non-recourse. Thus, the Company will not record a receivable and any corresponding gain until the contingencies have been met. The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable are recorded. As of December 31, 2010, there remains $7,826,379 in potential earn-out payments. Hollywood Media recorded $701,842 in income under this earn-out arrangement for the year ended December 31, 2010 offset by $659 of expenses, and $677,342 for the year ended December 31, 2009, offset by $62,770 of expenses, which was recorded in “Income from discontinued operations” in the accompanying consolidated statement of operations. Hollywood Media has received all of the earn-out monies that were due through December 31, 2010 in accordance with the payment terms. If a subsequent change of control of the Hollywood.com Business, or a portion thereof, occurs before the earn-out is fully paid, the remaining portion of the earn-out would be paid to the Company immediately upon such an event, up to the amount of the consideration received less related expenses. If the aggregate proceeds received by the Company in such a change of control are less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. If the Hollywood.com Business, or a portion thereof, is resold prior to August 21, 2011, Hollywood Media will also receive 5 percent of any proceeds above $10,000,000. Hollywood Media established an escrow account to fund negative EBITDA of the sold business as necessary, up to a total of $2,600,000, the maximum amount of negative EBITDA required to be funded per the purchase agreement. During 2009, Hollywood Media distributed the full balance of the escrow to fund operating losses. In addition, Hollywood Media paid $400,000 to the Purchaser for working capital adjustments at closing. Pursuant to SAB Topic 5-E, the Company must consider if it has transferred risks of ownership, which the Company has considered and concluded that the risks of ownership have been transferred.

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

Results from Discontinued Operations

The net income from discontinued operations has been classified in the accompanying consolidated statement of operations as “Income (loss) from discontinued operations” and include the gain on sale of the Broadway Ticketing Business and the loss on sale of the Hollywood.com Business. Summarized results of discontinued operations include the operating gain from the Broadway Ticketing Business and the operating loss from the Hollywood.com Business through their respective dates of disposition, for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Net revenues	$104,452,373	$98,860,362	$114,867,465

Gain (loss) on sale of discontinued operations, net of income taxes	6,057,421	614,572	(4,655,122)
Income from discontinued operations	5,909,763	4,699,144	964,643
Income (loss) from discontinued operations	$11,967,184	$5,313,716	$(3,690,479)

(5)	FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK:

The carrying amounts of cash and cash equivalents, receivables and accounts payable, approximate their fair values due to the short-term maturities of these instruments. The carrying value of notes payable approximates fair value because the interest rates approximate the market rates.

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

(6)	RECENTLY ISSUED ACCOUNTING STANDARDS:

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

(7)	PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of:

	December 31,
	2010	2009

Equipment and software	$2,120,843	$3,068,423
Leasehold improvements	330,618	508,033
Equipment under capital leases	229,437	981,565
Furniture and fixtures	201,379	488,431
Website development	77,791	77,791
Artwork	56,117	-
	3,016,185	5,124,243
Less: Accumulated depreciation and amortization	(2,560,749)	(4,350,561)
	$455,436	$773,682

Depreciation and amortization expense of property and equipment was $406,799, $598,328 and $749,892 for the years ended December 31, 2010, 2009 and 2008, respectively. Included in these amounts is depreciation and amortization expense for equipment under capital leases of $87,216, $110,159 and $85,607 for the years ended December 31, 2010, 2009 and 2008, respectively.

(8)	GOODWILL AND INTANGIBLE ASSETS:

The following table reflects the changes in the net carrying amount of goodwill relating to continuing operations by operating segment (see Note 18) for the years ended December 31, 2010 and 2009:

	Balance at	Balance at		Balance at
	December 31,	December 31,		December 31,
	2010	2009	Impairment	2008

Ad Sales and Other	$14,595,783	$14,595,783	$(5,000,000)	$19,595,783

Total	$14,595,783	$14,595,783	$(5,000,000)	$19,595,783

The intangible assets of continuing operations, other than goodwill, consist of the following at December 31, 2010 and 2009:

	Balance at December 31,
	2010			2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and trademarks	$203,368	$(195,819)	$7,549	$203,368	$(183,831)	$19,537
Web addresses	82,500	(82,500)	-	82,500	(82,500)	-
Other	1,445,350	(1,445,350)	-	1,445,350	(1,322,811)	122,539

Total	$1,731,218	$(1,723,669)	$7,549	$1,731,218	$(1,589,142)	$142,076

Amortization expense was $134,527, $145,667 and $598,890 for the years ended December 31, 2010, 2009 and 2008, respectively. The future amortization expense of the net carrying amount of intangible assets is $7,549, all of which will be recorded in 2011.

Patents and trademarks are amortized on a straight-line basis over 3 to 17 years. Web addresses and Other are amortized over 3 to 5 years.

(9)	CAPITAL LEASE OBLIGATIONS:

Future minimum lease payments under capital leases, which contain bargain purchase options, together with the present value of the net minimum lease payments as of December 31, 2010 are as follows:

Year	Amount

2011	$67,634
2012	26,855
2013	16,075
2014	-
2015	-

Minimum lease payments	110,564
Less: amount representing imputed interest	(12,316)

Present value of net minimum lease payments	98,248
Less: current portion	(60,031)
$38,217

(10)	DEBT:

Registration Payment Arrangement

In connection with Hollywood Media’s issuance in November 2005 of $7.0 million aggregate principal amount of senior unsecured notes (the “Senior Notes”), the holders of the Senior Notes also received warrants to purchase an aggregate of 800,000 shares of Hollywood Media’s common stock at an exercise price of $4.29 per share (the “Warrants”). In May 2007, the full principal amount of the Senior Notes, together with all accrued and unpaid interest thereon, was paid in full in accordance with the provisions of the Senior Notes. As required by the registration rights agreement entered into in connection with the Warrants, Hollywood Media filed a registration statement for the resale of the shares of common stock issuable upon the exercise of the Warrants that was declared effective by the SEC on March 3, 2006, and must maintain the effectiveness of such registration statement through the earlier of (a) the fifth anniversary of the effective date or (b) the date on which the holders of Warrant shares are able to resell such Warrant shares under Rule 144(k) of the Securities Act. If the registration statement ceases to be effective for any reason for more than 30 trading days during any 12-month period (the “Grace Period”) in violation of the agreement, and if there are no applicable defenses or limitations under the agreement or at law or otherwise, Hollywood Media would be required to pay to the holders of Warrant shares, in addition to any other rights such holders may have, an aggregate cash amount equal to $25,000 for each of the first three 30-day periods following the date that the Grace Period is exceeded, increasing to $70,000 for each succeeding 30-day period. As of December 31, 2010, the Warrants have expired, no Warrant shares have been issued, and the registration statement continues to be effective.

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

(11)	OFFERINGS OF SECURITIES:

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

On December 22, 2008, Hollywood Media issued 50,000 shares of unrestricted common stock to each of the Chief Executive Officer and President of Hollywood Media, valued at $102,000 in the aggregate based on the $1.02 closing share price as of the date of grant. Such 100,000 shares were issued as payment of annual stock bonuses granted by the Compensation Committee of the Board of Directors. See Note 3.

On December 22, 2008, Hollywood Media issued 250,000 shares and 150,000 shares, respectively, of restricted common stock to the Chief Executive Officer and President of Hollywood Media, valued at $408,000 in the aggregate based on the $1.02 closing share price as of the date of grant. Such 400,000 shares were issued as payment of restricted stock bonuses granted by the Compensation Committee of the Board of Directors. See Note 3 for additional information.

On March 30, 2009, Hollywood Media issued 225,343 shares of common stock valued at the December 31, 2008 closing share price of $1.00 or $225,343 for payment of Hollywood Media’s 401(k) employer match for 2008.

On February 19, 2010, Hollywood Media issued 141,410 shares of common stock valued at the December 31, 2009 closing share price of $1.40 or $197,974, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2009.

(12)	STOCK REPURCHASE PROGRAM:

Hollywood Media reported in its Form 8-K report filed on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10 million of its cash and cash equivalents to repurchase shares of its outstanding common stock. Pursuant to the repurchase program, Hollywood Media purchased an aggregate of 71,600 and 1,711,639 shares of its common stock during the years ended December 31, 2009 and 2008 respectively. The shares were purchased for $72,954 and $2,124,999 for the years ended December 31, 2009 and 2008 respectively, reflecting an approximate average price per share of $1.02 and $1.24 for the years ended December 31, 2009 and 2008 respectively. No shares were bought back during the year ended December 31, 2010.

(13)	INCOME TAXES:

The Company follows the provisions of ASC No. 740, “Income Taxes.” There are no unrecognized tax benefits in the consolidated financial statements as of December 31, 2010 and December 31, 2009.

Hollywood Media is in a cumulative net loss position for both financial and tax reporting purposes. The primary item giving rise to the Company’s net deferred tax asset is a net operating loss carryforward of $166,193,717 as a result of losses incurred during the period from inception (January 22, 1993) to December 31, 2010. However, due to the uncertainty of Hollywood Media’s ability to generate taxable income in the future, and, to the extent taxable income is generated in the future, the uncertainty as to Hollywood Media’s ability to utilize its loss carryforwards subject to the “ownership change” provisions of Section 382 of the U.S. Internal Revenue Code, Hollywood Media has established a valuation allowance for the full amount of the deferred tax asset.

The net operating loss carryforwards expire as follows:

Year	Amount

2019	$16,810,433
2020	34,458,580
2021	23,219,587
2022	55,289,912
2023	7,646,689
2024	5,298,534
2025	7,358,849
2028	10,876,436
2029	5,234,696

$166,193,716

The components of Hollywood Media’s deferred tax assets and liabilities consist of the following at December 31:

	2010	2009

Net difference in tax basis and book basis for certain assets and liabilities	$133,964	$324,483
Net operating loss and tax credit carryforwards	63,686,038	86,144,320
	63,820,002	86,468,803
Valuation allowance	(63,820,002)	(86,468,803)
Net deferred tax asset	$-	$-

The provision for income taxes from continuing operations is different from that which would be obtained by applying the statutory Federal income tax rate of 35% as a result of the following:

	For the Year Ended December 31,
	2010	2009	2008

Income tax benefit at Federal statutory tax rate	$1,716,948	$(1,967,989)	$(3,697,908)
State income tax benefit (net of federal benefit)	13,915	(163,062)	(306,398)
Change in valuation allowance	(2,073,411)	694,919	4,938,841
Change in valuation allowance resulting from change in cumulative temporary differences	(18,359,237)	(326,072)	-
Impairment of goodwill	-	1,895,000	1,182,315
Dividends received deduction	-	(580,386)	(397,526)
Sale of subsidiaries – basis difference	18,680,922	326,072	450,206
Non deductible expenses		-	-
Loss of foreign subsidiaries	192,374	152,351	271,973
Tax effect of income (loss) from discontinued operations	-	-	(2,384,240)
Other	-	(30,833)	(57,263)
	$171,511	$-	$-

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and certain state income taxing authorities for all years due to the net operating loss carryovers from those years.

(14)	INVESTMENTS IN AND ADVANCES TO EQUITY METHOD UNCONSOLIDATED INVESTEES:

Investments in and advances to equity method unconsolidated investees consist of the following:

	December 31,
	2010	2009

NetCo Partners (a)	$138,719	$139,789
MovieTickets.com (b)	816,346	90,308
	$955,065	$230,097

(a)	Netco Partners:

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

Hollywood Media accounts for its investment in NetCo Partners under the equity method of accounting, recognizing 50% of NetCo Partners’ income or loss as Equity in Earnings of Unconsolidated Investees. Since NetCo Partners is a partnership, any income tax payable is passed through to the partners. The revenues, gross profit and net income of NetCo Partners for the years ended December 31, 2010, 2009 and 2008 are presented below:

	Year Ended December 31,
	2010	2009	2008
	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$-	$9,508
Gross profit	-	-	7,416
Net income (loss)	77,954	(5,973)	(300,954)

Company’s share of net income (loss)	$38,977	$(2,987)	$(150,477)

The current assets, non-current assets, current liabilities and non-current liabilities of NetCo Partners of December 31, 2010 and 2009, which are not included in Hollywood Media’s consolidated balance sheets, are presented below:

	As of December 31,
	2010	2009
	(unaudited)	(unaudited)

Current assets	$501	$1,546
Non-current assets	$2,641	$4,061
Current liabilities	$48,700	$49,025
Non-current liabilities	$292,995	$292,995

(b)	MovieTickets.com.

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

Hollywood Media owns 26.2% of the equity in MovieTickets.com, Inc. at December 31, 2010 and shares in 26.2% of the income or losses generated by the joint venture. This investment is recorded under the equity method of accounting, recognizing 26.2% of ownership of MovieTickets.com income or loss as “Equity in Earnings of Unconsolidated Investees” in the accompanying consolidated balance sheets. Under applicable accounting principles, Hollywood Media had not recorded income from MovieTickets.com operating results for 2008 because accumulated losses from 2007 and prior years exceeded MovieTickets.com’s accumulated net income in 2008. During 2010 and 2009, Hollywood Media recorded $726,038 and $95,283, respectively, of income because accumulated income surpassed accumulated losses. Dividends of $1,914,202 are included in “Equity in Earnings of Unconsolidated Investees” in our accompanying consolidated statement of operations for the years ended December 31, 2009 and 2008. There were no dividends received during the year ended December 31, 2010. Receivables from MovieTickets.com of $80,572 and $112,789 were recorded as “Related Party Receivables” as of December 31, 2010 and 2009, respectively.

The consolidated statements of income of MovieTickets.com for the years ended December 31, 2010, 2009 and 2008, which are not included in Hollywood Media’s consolidated statements of operations, are presented below:

	Year Ended December 31,
	2010	2009	2008
	(unaudited)	(unaudited)	(unaudited)

Revenues	$17,515,460	$18,643,342	$18,062,438
Selling, general and administrative expenses	$12,825,147	$12,744,090	$11,842,821
Depreciation and amortization	$382,472	$567,731	$502,950
Other income	$-	$75	$162,623
Provision for income taxes	$1,725,000	$320,000	$115,000
Net income	$2,582,841	$5,011,596	$5,764,290

The current assets, non-current assets, current liabilities and non-current liabilities of MovieTickets.com as of December 31, 2010, 2009 and 2008, which are not included in Hollywood Media’s consolidated balance sheets, are presented below:

	As of December 31,
	2010	2009
	(unaudited)	(unaudited)

Current assets	$17,732,146	$15,797,199
Non-current assets	$451,580	$715,764
Current liabilities	$5,234,340	$6,084,918
Non-current liabilities	$113,900	$175,400

(15)	COMMITMENTS AND CONTINGENCIES:

Operating Leases

Hollywood Media conducts its operations in various leased facilities, under leases that are classified as operating leases for financial statement purposes. Certain leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms may include escalating rent provisions and rent holidays which are expensed on a straight-line basis over the term of the lease, and expire at various dates through the year 2012. Operating lease commitments at December 31, 2010 amount to $209,425 in 2011 and $137,256 in 2012.

The fixed foregoing operating lease commitments assume that Hollywood Media continues the leases through their initial lease terms. Rent expense, including equipment rentals, was $265,791, $233,125 and $391,100 during the years ended December 31, 2010, 2009 and 2008, respectively, and is included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

Litigation

Hollywood Media is from time to time party to various legal proceedings, including matters arising in the ordinary course of business. Currently the Company is unaware of any actual or threatened litigation against it.

Financial Institution Termination

The Company received a letter seeking to terminate the Company’s ability to process banker’s drafts processed by a financial institution in the UK that processes substantially all of the UK customers’ banker’s drafts. To date, there has been no cancellation or termination of this bank account and the Company is currently reviewing the institutions legal rights to cancel the Company’s account. As most UK customers advertising agreements with the Company automatically renew and the loss of this UK bank account would require the Company to re-establish each such customers’ contract, termination could significantly negatively impact UK operations. Management believes the UK bank does not have the unilateral right to cancel the Company’s account however a final determination has not yet been reached. As the outcome is uncertain, any potential negative financial statement impact cannot be determined.

(16)	SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2010		2009		2008

INVESTING ACTIVITIES:

Acquisition of property and equipment under capital leases	$(38,000)		$-		$(456,587)
Total non-cash investing activities	$(38,000)		$-		$(456,587)

FINANCING ACTIVITIES:

Obligations acquired under capital leases	$38,000		$-		$176,918
Common stock issued and vesting for compensation to officers	202,184	(3)	204,885	(3)	102,931	(3), (4)
Common stock issued for contributions to Company 401(k) Plan	197,974	(1)	225,343	(2)	280,050	(5)
Total non-cash financing activities	$438,158		$430,228		$559,899

(1)   On February 19, 2010, Hollywood Media issued 141,410 shares of common stock valued at the December 31, 2009 closing price of $1.40 or $197,974 for payment of Hollywood Media’s 401(k) employer match for calendar year 2009 (See Note 2).

(2)   On March 30, 2009, Hollywood Media issued 225,343 shares of common stock valued at the December 31, 2008 closing share price of $1.00 or $225,363 for payment of Hollywood Media’s 401(k) employer match for 2008 (See Note 2).

(3)   On December 22, 2008, Hollywood Media issued 250,000 shares and 150,000 shares, respectively, of restricted common stock to the Chief Executive Officer and President of Hollywood Media, valued at $408,000 in the aggregate based on the $1.02 closing share price as of the date of grant. Such 400,000 shares were issued as payment of restricted stock bonuses granted by the Compensation Committee of the Board of Directors. Compensation expense was recognized quarterly on one-third of the shares, or $136,000, over a 4-year period beginning on the date of grant. The shares were based on a service condition, of which Hollywood Media recorded compensation expense of $33,977 and $931 in the consolidated statement of operations for the years ended December 31, 2009 and 2008, respectively. Hollywood Media recorded compensation expense of $101,092 for the year ended December 31, 2010 since these shares automatically vested due to the change of control in the employment agreement on the sale of the Broadway Ticketing Division. As described below, one-third of the shares, or $136,000 of value was recorded as compensation expense in fiscal 2009 since Hollywood Media achieved three quarters of positive EBITDA in a 15-month period. The remaining one-third of shares, or $136,000 of value, was recorded to compensation expense pro-rata over a 4-year period beginning on the date of grant. The vesting of the shares would not have occurred until Hollywood Media’s share price exceeded $2.00 for ten consecutive trading days or there is a change in control in Hollywood Media. Hollywood Media recorded compensation expense of $34,908 and $0 for the years ended December 31, 2009 and 2008, respectively. Hollywood Media recorded compensation expense of $101,092 for the year ended December 31, 2010, since these shares automatically vested due to the change of control in the employment agreement on the sale of the Broadway Ticketing Division. See Note 3 for additional information.

(4)   On December 22, 2008, Hollywood Media issued 50,000 shares of unrestricted common stock to each of the Chief Executive Officer and President of Hollywood Media, valued at $102,000 in the aggregate based on the $1.02 closing share price as of the date of grant. Such 100,000 shares were issued as payment of annual stock bonuses granted by the Compensation Committee of the Board of Directors. See Note 3 for additional information.

(5)   On February 8, 2008, Hollywood Media issued 96,569 shares of common stock valued at the December 31, 2007 closing share price of $2.90, or $280,050, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2007.

(17)	SEGMENT REPORTING:

Hollywood Media’s reportable segments are Ad Sales, Intellectual Properties, and Other. The Ad Sales segment sells advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K and Ireland. This segment also includes Hollywood Media’s investment in MovieTickets.com. The Intellectual Properties segment owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses across all media. This segment also includes a 51% interest in Tekno Books, a book development business. The Other segment is comprised of payroll and benefits for corporate and administrative personnel as well as other corporate-wide expenses such as legal fees, audit fees, proxy costs, insurance, centralized information technology, and includes consulting fees and other fees and costs relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002 that require Hollywood Media to make an assessment of and report on internal control over financial reporting.

There are no intersegment sales or transfers.

The following table illustrates the financial information regarding Hollywood Media’s reportable segments. Discontinued operations (see Note 4) were previously included in the Broadway Ticketing Business, Data Business and Ad Sales segments and have been removed from the table below, to illustrate financial information from continuing operations.

	Year Ended December 31,
	2010	2009	2008

Net Revenues:
Ad Sales	$3,123,936	$3,391,714	$4,830,760
Intellectual Properties	871,241	1,126,834	1,308,202
Other	-	-	-
	$3,995,177	$4,518,548	$6,138,962

Operating Losses:
Ad Sales	$502,064	$355,892	$3,977,171
Intellectual Properties	109,017	4,816	71,372
Other	7,052,943	7,646,552	10,600,057
	$7,664,024	$8,007,260	$14,648,600

Capital Expenditures (a)
Ad Sales	$23,770	$31,694	$208,577
Intellectual Properties	1,066	-	897
Other	116,836	69,946	289,609
	$141,672	$101,640	$499,083

Depreciation and Amortization Expense:
Ad Sales	$249,315	$354,932	$901,351
Intellectual Properties	417	299	150
Other	291,594	388,764	447,281
	$541,326	$743,995	$1,348,782

	December 31,
	2010	2009

Segment Assets:
Ad Sales	$15,672,625	$16,376,839
Intellectual Properties	313,664	475,140
Other	31,332,270	40,754,200
	$47,318,559	$57,606,179

(a)	Capital expenditures do not include property and equipment acquired under capital lease obligations or through acquisitions.

(18)	UNAUDITED QUARTERLY FINANCIAL INFORMATION:

For the quarter ended March 31, 2010

Net revenues	$1,069,266
Loss from continuing operations	$(1,513,228)
Income from discontinued operations	$929,188
Net loss attributable to Hollywood Media Corp.	$(585,829)
Weighted average shares	30,868,745
Loss per share - continuing operations	$(0.05)
Income per share - discontinued operations	$0.03
Net loss per share (1)	$(0.02)

For the quarter ended June 30, 2010

Net revenues	$938,435
Loss from continuing operations	$(1,847,073)
Income from discontinued operations	$2,037,015
Net income attributable to Hollywood Media Corp.	$206,431
Weighted average shares (basic)	30,945,735
Weighted average shares (diluted)	31,179,068
Loss per share - continuing operations	$(0.06)
Income per share - discontinued operations	$0.07
Net income per share (1)	$0.01

For the quarter ended September 30, 2010

Net revenues	$973,392
Loss from continuing operations	$(2,170,192)
Income from discontinued operations	$1,717,380
Net loss attributable to Hollywood Media Corp.	$(429,460)
Weighted average shares	30,945,735
Loss per share - continuing operations	$(0.07)
Income per share - discontinued operations	$0.06
Net loss per share (1)	$(0.01)

For the quarter ended December 31, 2010

Net revenues	$1,014,084
Loss from continuing operations	$(1,581,045)
Income from discontinued operations	$7,283,601
Net income attributable to Hollywood Media Corp.	$5,714,425
Weighted average shares	30,988,851
Loss per share - continuing operations	$(0.05)
Income per share - discontinued operations	$0.23
Net income per share (1)	$0.18

For the quarter ended March 31, 2009

Net revenues	$1,071,332
Loss from continuing operations	$(215,723)
Income from discontinued operations	$120,703
Net loss attributable to Hollywood Media Corp.	$(91,853)
Weighted average shares	30,418,516
Loss per share - continuing operations	$-
Income per share - discontinued operations	$-
Net income per share (1)	$-

For the quarter ended June 30, 2009

Net revenues	$1,113,373
Loss from continuing operations	$(6,803,720)
Income from discontinued operations	$2,011,230
Net loss attributable to Hollywood Media Corp.	$(4,794,716)
Weighted average shares	30,637,658
Loss per share - continuing operations	$(0.22)
Income per share - discontinued operations	$0.06
Net loss per share (1)	$(0.16)

For the quarter ended September 30, 2009

Net revenues	$1,256,695
Loss from continuing operations	$(1,657,934)
Income from discontinued operations	$1,342,703
Net loss attributable to Hollywood Media Corp.	$(348,993)
Weighted average shares	30,637,658
Loss per share - continuing operations	$(0.05)
Income per share - discontinued operations	$0.04
Net loss per share (1)	$(0.01)

For the quarter ended December 31, 2009

Net revenues	$1,077,148
Loss from continuing operations	$(2,259,165)
Income from discontinued operations	$1,839,080
Net loss attributable to Hollywood Media Corp.	$(384,855)
Weighted average shares	30,642,730
Loss per share - continuing operations	$(0.08)
Income per share - discontinued operations	$0.06
Net loss per share (1)	$(0.02)

(1)           Quarterly earnings per share are calculated on an individual basis and, because of roundings and changes in the weighted average shares outstanding during the year, the summation of each quarter may not equal the amount calculated for the year as a whole.

(19)	RELATED PARTY TRANSACTIONS:

Hollywood Media recorded $701,842 in earn-out gain from R&S Investments, LLC during 2010. In addition, $659 of legal expenses offset this overall earn-out gain which is included on sale of discontinued operations recorded in the accompanying statement of operations. As of December 31, 2010, the Company has $299,963 included in “Related party receivable” in our accompanying consolidated balance sheet which consisted of $205,562 in earn-out receivable, $13,829 in expense reimbursements from R&S Investments and $80,572 for an expense reimbursement receivable from MovieTickets.com. Subsequent to December 31, 2010, Hollywood Media received such earn-out amounts and expense reimbursements in accordance with the payment terms.

Hollywood Media recorded $677,842 in earn-out gain from R&S Investments, LLC during 2009 which was offset by $61,543 of indemnification expense related to claims by former employees relating to the period of their employment with Hollywood Media and a $1,227 tax expense. As of December 31, 2009, the Company has $335,245 included in “Related party receivables” in our accompanying consolidated balance sheet which consisted of $204,422 in earn-out receivable, $18,034 in expense reimbursements from R&S Investments, LLC and $112,789 for an expense reimbursement receivable from MovieTickets.com. The earn-out and reimbursements were earned amounts, and were paid to the Company during the three months ended March 31, 2010 in accordance with the payment terms.

At September 30, 2010 a $49,000 loan was granted to the President of Tekno Books, a 51% owned subsidiary that is recorded as an offset to additional paid in capital. The President of Tekno Books is not an executive officer of Hollywood Media Corp. and he owns 49% of Tekno Books. The loan proceeds were contributed capital by the minority partner of Tekno Books. The loan was due December 1, 2010, and it was secured with collateral consisting of 342,127 shares of Hollywood Media Corp. common stock owned by the minority partner. As of December 31, 2010, this loan was cancelled and the monies returned to Hollywood Media Corp. In addition, the contribution monies were returned to Hollywood Media Corp.

R&S Investments, LLC Indemnification

On November 5, 2010, Hollywood.com, LLC, a former subsidiary of the Company, was sued for copyright infringement for the alleged display of unlicensed celebrity photographs on the hollywood.com website, which is owned by Hollywood.com, LLC. Certain of the celebrity photographs at issue were posted during the time that Hollywood Media Corp. owned Hollywood.com. Because Hollywood Media owned Hollywood.com. during part of the time that the alleged display of unlicensed celebrity photographs on the hollywood.com website occurred, the possibility exists that Hollywood Media could be subject to claims relating to this matter and other similar claims. To address the potential risks to Hollywood Media associated with any such claims, in February 2011, Hollywood Media entered into an indemnification agreement with R&S Investments, LLC, whereby R&S Investments, LLC agrees to indemnify and hold Hollywood Media harmless from any and all potential liabilities and claims against Hollywood Media arising from any such claims in exchange for a one-time cash payment by Hollywood Media to R&S Investments, LLC of $350,000. The indemnification agreement was approved on behalf of the Company by an Independent Committee of the Board of Directors.

Amendments to Amended and Restated Employment Agreements of Mr. Rubenstein and Ms. Silvers

On December 23, 2009, (i) Hollywood Media and Mitchell Rubenstein entered into an amendment to his amended and restated employment agreement and (ii) Hollywood Media and Laurie S. Silvers entered into an amendment to her amended and restated employment agreement (hereafter, collectively referred to as “Amendments to Employment Agreements). The Amendments to Employment Agreements provide for, among other things, the following:

•	For a period of ninety days after the closing of the sale of Theatre Direct, Mr. Rubenstein’s and Ms. Silvers’ compensation continues in accordance with then existing terms.

•
After this ninety-day period, Mr. Rubenstein and Ms. Silvers base salaries are each reduced to a nominal amount of $1 per year plus five percent (5%) of the sum of (i) any distributions and other proceeds Hollywood Media receives after such ninety-day period in connection with its ownership interest in MovieTickets.com, Inc. and (ii) certain other amounts that may be received by Hollywood Media from MovieTickets.com, Inc. (collectively, the “5% Distribution”). Upon a sale of Hollywood Media’s interest in MovieTickets.com, Inc., Mr. Rubenstein and Ms. Silvers would each receive 5% of the proceeds received by Hollywood Media in such sale. Should the employment agreements be terminated more than ninety days after the closing of the sale of Theatre Direct by Hollywood Media without “cause”, by death or by Mr. Rubenstein and/or Ms. Silvers, as applicable, for “good reason” the 5% Distributions and 5% of proceeds upon sale are due to Mr. Rubenstein and Ms. Silvers, or their heirs regardless of whether or not Mr. Rubenstein and/or Ms. Silvers continue in the employment of the Company.

•
A deferment by Mr. Rubenstein and Ms. Silvers of $812,501 and $332,189, respectively otherwise due to them as change of control payments upon the consummation of the sale of Theatre Direct (Deferred Change in Control Payments). See Note 4.

The Amendments to Employment Agreements also provide that if Mr. Rubenstein and/or Ms. Silvers, continue to be employed by Hollywood Media on the first anniversary (Sale Anniversary) of the sale of Theatre Direct (or if such employment is terminated on or before the Sale Anniversary by Hollywood Media without “cause” or by Mr. Rubenstein and/or Ms. Silvers, as applicable, for “good reason”), and Hollywood Media receives payments from the buyer of Theatre Direct under either i) the Promissory Note or ii) an earn-out provision (Earn-out), they may be entitled to their Deferred Change in Control Payments. Specifically, up to one-half of the Deferred Change in Control Payments would be due upon collections under the Promissory Note, on a pro-rata basis, and up to one-half of the Deferred Change in Control Payments would be due upon certain collections of the Earn-out, on a pro-rata basis. These amounts will be due to Mr. Rubenstein, Ms. Silvers and/or their heirs regardless of whether or not Mr. Rubenstein and/or Ms. Silvers continue in the employment of Hollywood Media after the Sale Anniversary. The Deferred Change in Control Payments would be due according to the following schedule:

•	Mr. Rubenstein will be entitled to:

•	4.76% of all payments of principal and interest received by Hollywood Media on account of the Promissory Note (for a maximum amount of $407,201), and

•	5.79% of the first $7 million of Earn-out payments received by Hollywood Media (for a maximum amount of $405,300).

•	Ms. Silvers will be entitled to:

•	1.94% of all payments of principal and interest received by Hollywood Media on account of the Promissory Note (for a maximum amount of $166,989), and

•	2.36% of the first $7 million of Earn-out payments received by Hollywood Media (for a maximum amount of $165,200).

The Company has not yet determined the first quarter 2011 financial statement impact of The Amendments to Employment Agreements.

The percentages due on amounts received by Hollywood Media under the Promissory Note or the Earn-out before the Sale Anniversary that are payable to Mr. Rubenstein or Ms. Silvers shall be set aside in a “rabbi trust” until the Sale Anniversary, at which time such amounts (plus an amount equal to the interest earned on obligations held by the rabbi trust in respect of such amount) shall be paid to Mr. Rubenstein and/or Ms. Silvers, as applicable.

(20)         SUBSEQUENT EVENTS

Tender Offer

On February 25, 2011, Hollywood Media announced the final results of a tender offer to purchase up to 8,000,000 shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest) which tender offer expired on February 18, 2011. Hollywood Media accepted 8,000,000 shares for purchase for a total cost of approximately $16,400,000. The number of shares properly tendered was 24,157,429. Accordingly, payment was made for approximately 33% of the tendered shares, and the rest of the tendered shares were withdrawn from the tender offer. Immediately following the purchase of the tendered shares, Hollywood Media had 23,179,066 shares of common stock outstanding.

Working Capital Adjustment

Hollywood Media delivered to Key Brand on March 14, 2011, a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital as of the closing date as determined in the manner described in the Purchase Agreement. Key Brand accepted the closing statement and on March 22, 2011, Hollywood Media paid Key Brand $3,734,106 which included the working capital adjustment and interest.

Interest on Note Receivable

On March 31, 2011, Hollywood Media received a $255,000 interest payment from Key Brand, representing interest for the first calendar quarter of 2011, in accordance with the terms of the $8,500,000 Second Lien Note, Security and Pledge Agreement, dated as of December 15, 2010. Key Brand is obligated to pay Hollywood Media interest quarterly at a rate of 12% per annum until the loan matures on December 15, 2015.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

           An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, on the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of December 31, 2010, to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

           In the Company’s prior year assessment of internal control over financial reporting as of December 31, 2009, management concluded that certain deficiencies in Hollywood Media’s Broadway Ticketing business constituted a material weakness in Hollywood Media’s internal control over financial reporting. In December 2010, Hollywood Media sold its Broadway Ticketing business, thus eliminating the related material weakness in internal control over financial reporting in its Broadway Ticketing division.

           In the Company’s current year assessment of internal control over financial reporting as of December 31, 2010, management concluded that certain deficiencies in Hollywood Media’s Ad Sales and Intellectual Properties divisions constituted material weaknesses in Hollywood Media’s internal control over financial reporting. Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the Company’s assessment, management has determined that the following deficiencies in the Company’s CinemasOnline and Intellectual Properties businesses constitute material weaknesses in the Company’s internal control over financial reporting as of December 31, 2010:

Identified insufficient internal controls over the advertising sales process within its U.K. based CinemasOnline business, including inadequate systems to allow for processing of advertising sales and deferred advertising sales; and deferred tax assets and insufficient internal controls over its disbursements of funds and recording of related assets and expenses in the CinemasOnline business.

Identified insufficient internal controls over the book development and book licensing process within its Intellectual Properties Division, including inadequate systems to allow for processing of book development and book licensing revenue and deferred revenue; and insufficient internal controls over its disbursements of funds and recording of related assets and expenses in the Intellectual Properties Division.

Based on our evaluation under the framework set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Management’s Plan to Address Material Weaknesses

Management is firmly committed to addressing the material weaknesses. Accordingly, the following are the actions that the Company’s management has taken and will continue to take in order to remediate the material weaknesses described above:

Remedial actions are under development to strengthen the internal controls over the advertising sales revenue and deferred revenue to compensate for the system limitations affecting these processes. Management is designing additional internal controls over the disbursement process to strengthen the internal control framework in the Ad Sales Division. The actions include establishing manual processes to reconcile commission payments with signed advertising contracts and creating a workflow system for contract processing.

Remedial actions are under development to strengthen the internal controls over the book development and book licensing revenue and deferred revenue to compensate for the system limitations affecting these processes. Management is designing additional internal controls over the disbursement process to strengthen the internal control framework in the Intellectual Properties Division. The actions include establishing an automation procedure to link publishing schedules with contracts, which when enable a more timely reconciliation of the revenue and collections processes.

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except for the information regarding our Code of Ethics, which is set forth below, the information required by this Item 10 is incorporated herein by reference to our Proxy Statement for our 2011 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Code of Ethics

Hollywood Media has adopted a Code of Professional Conduct that applies to all of its officers, directors and employees. This Code of Professional Conduct is available for viewing on our internet website at http://www.hollywoodmedia.com/corporategovernance.htm under the caption “Code of Professional Conduct.” Hollywood Media’s internet website and any other website mentioned in this Annual Report on Form 10-K, and the information contained or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to our Proxy Statement for our 2011 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to our Proxy Statement for our 2011 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to our Proxy Statement for our 2011 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to our Proxy Statement for our 2011 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009

•	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.

3. Exhibits

The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Location of Exhibit

2.1	Stock Purchase Agreement dated as of December 22, 2009, by and between Hollywood Media Corp. and Key Brand Entertainment Inc.	(25)

3.1	Third Amended and Restated Articles of Incorporation.	(1)

3.2	Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences, Rights and Limitations of Series E Junior Preferred Stock.	(2)

3.3	Amended and Restated Bylaws of Hollywood Media Corp., dated as of September 1, 2006.	(3)

4.1	Form of Common Stock Certificate.	(4)

4.2	Amended and Restated Rights Agreement dated as of August 23, 1996 between Hollywood Media Corp. (f/k/a Big Entertainment, Inc.) and American Stock Transfer & Trust Company, as Rights Agent.	(5)

4.3	Amendment No. 1, dated as of December 9, 2002, to Amended and Restated Rights Amendment dated as of August 23, 1996 between Hollywood Media Corp. and American Stock Transfer & Trust Company.		(6)

4.4	Amendment No. 2, dated as of September 1, 2006, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended December 9, 2002, between Hollywood Media Corp. and American Stock Transfer & Trust Company.		(3)

4.5	Amendment No. 3, dated as of January 13, 2011, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended by Amendment No. 1 dated as of December 9, 2002 and Amendment No. 2 dated as of September 1, 2006, between Hollywood Media Corp. and American Stock Transfer & Trust Company		(27)

10.1	Compensatory Plans, Contracts and Arrangements:

	(a)	1993 Stock Option Plan, as amended effective October 1, 1999.	(7)

	(b)	Directors Stock Option Plan, as amended effective May 1, 2003.	(8)

	(c)	2000 Stock Incentive Plan, as amended October 30, 2003.	(9)

	(d)	2004 Stock Incentive Plan.	(10)

	(e)	Hollywood Media Corp. 401(k) Retirement Savings Plan, dated as of September 16, 2004 (the “Plan”); Amendment to the Plan, dated as of September 16, 2004; related Volume Submitter (Cross-Tested Defined Contribution Plan and Trust); EGTRRA Amendment to the Plan and Post-EGTRRA Amendment to the Plan, dated as of September 16, 2004.	(11)

	(f)	Amendment to Hollywood Media Corp. 401(k) Retirement Savings Plan, dated June 16, 2005.	(12)

	(g)	Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Mitchell Rubenstein.	(13)

	(h)	Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Laurie S. Silvers.	(13)

	(i)	Amended and Restated Employment Agreement, dated as of August 9, 2006, by and between Hollywood Media Corp. and Scott Gomez.	(14)

	(j)	Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2009, by and between Hollywood Media Corp. and Mitchell Rubenstein.	(23)

	(k)	Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2009, by and between Hollywood Media Corp. and Laurie S. Silvers.	(23)

10.2	Amended and Restated Partnership Agreement dated as of November 21, 2002 between Hollywood Media Corp. and Dr. Martin H. Greenberg.		(15)

10.3	Agreement for the Sale and Purchase of UK Theatres Online Limited and other Companies, dated November 22, 2005, by and among Cinemasource UK Limited, Jeffrey Spector and the other shareholders party thereto.	(16)

10.4	Agreement for the Sale and Purchase of CinemasOnline Limited, dated November 22, 2005, by and between Mitchell Clifford Cartwright and Cinemasource UK Limited.	(16)

10.5	Note Purchase Agreement, dated as of November 22, 2005, by and among Hollywood Media Corp. and each of the Purchasers, including the forms of Notes and Warrants issued to the Purchasers and the form of registration rights agreement.	(16)

10.6	Registration Rights Agreement dated November 23, 2005 by and among Hollywood Media Corp. and the investors signatory thereto.	(17)

10.7	Letter agreements dated March 15, 2006, by and between Hollywood Media Corp. and each of the holders of its 8% Senior Unsecured Notes dated November 23, 2005.	(18)

10.8	Form of Common Stock Purchase Warrants dated March 15, 2006, issued to the Holders of Hollywood Media Corp.’s 8% Senior Unsecured Notes dated November 23, 2005.	(18)

10.9	Stock Purchase Agreement, dated as of August 25, 2006, by and between The New York Times Company and Hollywood Media Corp.	(19)

10.10	Asset Purchase Agreement, dated as of February 1, 2007, by and among Theatre Direct NY, Inc., Showtix LLC and each of the members of Showtix LLC.	(20)

10.11	Asset Purchase Agreement, dated as of August 24, 2007, by and among Hollywood Media Corp., Showtimes.com, Inc. Brett West and West World Media, LLC.	(21)

10.12	Purchase Agreement dated as of August 21, 2008, between Hollywood Media Corp. and R&S Investments, LLC.	(22)

10.13	Transition Services Agreement dated as of August 21, 2008 between Hollywood Media Corp., Hollywood.com, LLC and Totally Hollywood TV, LLC.	(22)

10.14	Amendment to Purchase Agreement dated September 30, 2009 between Hollywood Media Corp. and R&S Investments, LLC.	(24)

10.15	Escrow Agreement, dated as of December 22, 2009, by and between Hollywood Media Corp., Key Brand Entertainment Inc. and The Bank of New York Mellon.	(23)

10.16	Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010, by and among Key Brand Entertainment Inc., Theatre Direct NY, Inc. and Hollywood Media Corp.	(26)

10.17	Subordination and Intercreditor Agreement, dated as of December 15, 2010, by and among JPMorgan Chase Bank, N.A., Hollywood Media Corp. and Key Brand Entertainment Inc.	(26)

10.18	Warrant to Purchase Shares of Common Stock of Theatre Direct NY, Inc. dated December 15, 2010	(26)

10.19	Agreement, dated as of October 7, 2010, among Hollywood Media Corp. and Baker Street Capital L.P., Baker Street Capital Management, LLC and Vadim Perelman	(27)

10.20	Indemnification Agreement, dated as of February 2, 2011, between Hollywood Media Corp. and R&S Investments, LLC	*

21.1	Subsidiaries of Hollywood Media.	*

23.1	Consent of Kaufman, Rossin & Co., P.A. Independent Registered Public Accounting Firm.	*

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	*

31.2	Certification of Chief Accounting Officer (principal financial and accounting officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	*

32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. 1350.	*

32.2	Certification of Chief Accounting Officer (principal financial and accounting officer) pursuant to 18 U.S.C. 1350.	*

*Filed as an exhibit to this Annual Report on Form 10-K

(1)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2000.
(2)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(3)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on September 5, 2006.
(4)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form SB-2 (No. 33-69294).
(5)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on October 20, 1999.
(6)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on December 10, 2002.
(7)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 1999.
(8)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.
(9)	Incorporated by reference from Appendix C to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.
(10)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 4, 2004 for its 2004 Annual Meeting of Shareholders.
(11)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on September 17, 2004.

(12)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(13)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on December 22, 2008.
(14)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.
(16)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on November 28, 2005.
(17)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form S-3 (No. 333-130903).
(18)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on March 16, 2006.
(19)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on August 28, 2006.
(20)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on February 6, 2007.
(21)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed on August 30, 2007.
(22)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed on August 27, 2008.
(23)	Incorporated by reference from the exhibit filed with Hollywood Media Corp’s Form 8-K filed on December 29, 2009.
(24)	Incorporated by reference from the exhibit filed with Hollywood Media Corp’s Form 8-K filed on October 5, 2009.
(25)	Incorporated by reference from Annex A to Hollywood Media’s Definitive Proxy Statement filed on October 20, 2010 for the Special Meeting of Shareholders held on December 10, 2010.
(26)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed December 16, 2010.
(27)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed January 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD MEDIA CORP.

Date: April 14, 2011	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14 2011	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and
Chief Executive Officer (Principal executive
officer)

Date: April 14, 2011	/s/ Laurie S. Silvers
Laurie S. Silvers, Vice Chairman of the Board,
President and Secretary

Date: April 14, 2011	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer (Principal
financial and accounting officer)

Date: April 14, 2011	/s/ Harry T. Hoffman
Harry T. Hoffman, Director

Date: April 14, 2011	/s/ Robert Epstein
Robert Epstein, Director

Date: April 14, 2011	/s/ Stephen Gans
Stephen Gans, Director