Form 10-K/A
period 2010-12-31
HOLLYWOOD MEDIA CORP
filed 2011-04-29
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1
(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2010

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to _________________

Commission File No.     1-14332

HOLLYWOOD MEDIA CORP.
(Exact name of registrant as specified in its charter)

Florida	65-0385686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2255 Glades Road, Suite 221A
Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

(561) 998-8000
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class Common stock, par value $.01 per share	Name of each exchange on which registered NASDAQ Global Market

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

Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained therein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 26, 2011, there were 23,179,066 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

Hollywood Media Corp. (“Hollywood Media”) is filing this Form 10-K/A to make the following amendments to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

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

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The size of Hollywood Media’s Board of Directors is currently set at five, and there are currently five incumbent directors serving on the Board. Hollywood Media’s executive officers are elected by the Board of Directors and serve at the discretion of the Board, subject to the terms and conditions of each officer’s employment agreement with Hollywood Media. The following table sets forth certain information concerning each of the incumbent directors and executive officers of Hollywood Media as of the date of this Form 10-K/A.

Name	Age	Position

Mitchell Rubenstein	57	Chairman of the Board and Chief Executive Officer

Laurie S. Silvers	59	Vice Chairman of the Board, President and Secretary

Harry T. Hoffman	83	Director

Robert D. Epstein	66	Director

Stephen Gans	38	Director

Scott A. Gomez	35	Chief Accounting Officer

The following paragraphs provide biographies of each of the incumbent directors and executive officers of Hollywood Media and, for each incumbent director of Hollywood Media, the experiences, qualifications or skills that caused the Nominating Committee and the Board to determine that the person should serve as our director are set forth in the last sentence of each incumbent director’s biography.

Mitchell Rubenstein is a founder of Hollywood Media and has served as its Chairman of the Board and Chief Executive Officer since its inception in January 1993. Mr. Rubenstein was a founder of the Sci-Fi Channel, a cable television network that was acquired from Mr. Rubenstein and Laurie Silvers by USA Network in March 1992. Mr. Rubenstein served as President of the Sci-Fi Channel from January 1989 to March 1992 and served as Co-Vice Chairman of the Sci-Fi Channel from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Mr. Rubenstein practiced law for 10 years. Mr. Rubenstein received a J.D. degree from the University of Virginia School of Law in 1977 and a Masters in Tax Law (LL.M.) from New York University School of Law in 1979. He currently serves on the NYU Tax Law Advisory Board and is a member of the Founders Society, New York University, and is a member of the University of Virginia School of Law Business Advisory Council. He is the immediate past Chair of the Board of Advisors of Jewish Life at Duke University, which includes the Freeman Center for Jewish Life at Duke and the Rubenstein-Silvers Hillel at Duke. Together with Ms. Silvers, Mr. Rubenstein was named Co-Business Person of the Year, City of Boca Raton, Florida in 1992. Mr. Rubenstein is married to Laurie S. Silvers.  Mr. Rubenstein’s long standing service as the Chairman of the Board and Chief Executive Officer of Hollywood Media, as well as the fact that Mr. Rubenstein is a founder of Hollywood Media, gives Mr. Rubenstein extensive knowledge of Hollywood Media and its operations and makes him a valuable member of our Board.

Laurie S. Silvers is a founder of Hollywood Media and has served as its Vice-Chairman, President and Secretary since its inception in January 1993. Ms. Silvers was a founder of the Sci-Fi Channel, of which she served as Chief Executive Officer from January 1989 to March 1992 and Co-Vice Chairman from March 1992 to March 1994. Prior to founding the Sci-Fi Channel, Ms. Silvers practiced law for 10 years. Ms. Silvers received a J.D. degree from University of Miami School of Law in 1977. Ms. Silvers serves on the Board of Trustees of the University of Miami (and is a member of its Executive Committee), the Board of Directors of the Economic Council of Palm Beach County, Florida (of which she is the immediate past Chair), the Board of Trustees of the Kravis Center of the Performing Arts in West Palm Beach, Florida, is Vice Chair of the Board of Directors of the Community Television Foundation of South Florida (WPBT Channel 2, the PBS Station in Miami, Florida) and is a member of the Board of the Jewish Federation of Palm Beach County, Florida.  She is also a mentor for at-risk teenage girls with the Women of Tomorrow organization.  Ms. Silvers’ long standing service as the Vice-Chairman, President and Secretary of Hollywood Media, as well as the fact that Ms. Silvers is a founder of Hollywood Media, gives Ms. Silvers extensive knowledge of Hollywood Media and its operations and makes her a valuable member of our Board.

Harry T. Hoffman has served as a director of Hollywood Media since July 1993. From 1979 until his retirement in 1991, Mr. Hoffman served as President and Chief Executive Officer of Waldenbooks, Inc., then a leading national retailer of books, magazines and related items. From 1968 to 1978, he served as President and Chief Executive Officer of Ingram Book Company, a national book wholesaler. Mr. Hoffman serves as the Chairman of Hollywood Media’s Compensation Committee, and also serves on Hollywood Media’s Audit Committee, Stock Option Committee, and Nominating Committee.  Mr. Hoffman’s long standing service as a director of Hollywood Media, as well as the fact that Mr. Hoffman has extensive experience serving as chief executive officer of a national book retailer, makes him a valuable member of our Board in light of our Tekno Books division.

Robert D. Epstein has served as a director of Hollywood Media since December 2007.  Mr. Epstein, an attorney, founded the Epstein and Frisch law firm in Indianapolis, Indiana in 1972, which became an association of lawyers practicing as Epstein, Cohen, Donahoe & Mendes in 2004. Mr. Epstein specializes in a variety of areas of law, including media law and mergers and acquisitions. Prior to beginning his private law practice, Mr. Epstein worked in the legal department of Melvin Simon & Associates. He received a J.D. degree from Indiana University School of Law in 1970 and a B.A. degree from Franklin College of Indiana in 1967. Mr. Epstein currently serves as a board member of the Community Music School in Sarasota, Florida, and has served as a local board member of the United States Selective Service System for over 20 years. Mr. Epstein serves on Hollywood Media’s Audit Committee, Compensation Committee and Nominating Committee.  Mr. Epstein’s legal experience, including his experience in media law and mergers and acquisitions, makes him a valuable member of our Board.

Stephen Gans has served as a director of Hollywood Media since December 2009. Since March 2005, Mr. Gans has served as Managing Member of Gans Family Investments LLLP, an investment firm focused on the technology, media and telecommunications industries.  Mr. Gans also served on the Board of Directors of City National Bancshares, the holding company of City National Bank of Florida, from January 2000 until November 2008.  Mr. Gans received a B.A. in Business and a Masters in Accounting from The University of Texas at Austin in 1994.  Mr. Gans serves on Hollywood Media’s Audit Committee and Stock Option Committee.  Mr. Gans’ experience as a managing member of an investment firm that focuses on the technology, media and telecommunications industries, as well as Mr. Gans’ experience as a director of City National Bancshares, makes him a valuable member of our Board.

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

Audit Committee

The Audit Committee of Hollywood Media’s Board of Directors has been established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The current members of the Audit Committee are Harry T. Hoffman, Robert D. Epstein and Stephen Gans.  The Board has determined that each of the current members of the Audit Committee meet the audit committee independence standards under the listing rules of the Nasdaq Stock Market.  The Board has further determined that the Audit Committee meets the Nasdaq listing requirement that at least one member of the Audit Committee has such experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.  During 2010, the Audit Committee held four meetings and acted three times by unanimous written consent.

We currently do not have a designated “Audit Committee Financial Expert” (as defined in Item 407 of SEC Regulation S-K) on our audit committee. Although we had discussions with several potential candidates prior to 2006 and again in 2007, we did not ultimately reach mutual interest in proceeding to nominate any candidate for election to the Board. We do not currently have any candidates under consideration, but the Board would consider candidates that our Nominating Committee deems qualified and recommends for nomination.

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

To Hollywood Media’s knowledge, based solely on a review of the copies of such reports furnished to Hollywood Media or written representations that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% beneficial owners for the year ended December 31, 2010 have been complied with on a timely basis.

Item 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of Hollywood Media’s named executive officers for each of the two fiscal years ended December 31, 2010 and 2009, respectively:

Name and Principal Position	Year	Salary	Bonus		Stock Awards		All Other Compensation		Total

Mitchell Rubenstein	2010	$487,378	$187,500	(3)	$148,750	(1)	$1,519,802	(2)	$2,343,430
Chief Executive Officer	2009	$464,834	$250,000	(3)	$106,250	(4)	$23,788	(5)	$844,872

Laurie S. Silvers	2010	$426,456	$95,000	(3)	$89,250	(6)	$1,532,007	(7)	$2,142,713
President	2009	$406,730	$100,000	(3)	$63,750	(8)	$33,817	(9)	$604,297

Scott Gomez	2010	$292,308	$225,000	(10)	-		$31,423	(11)	$549,731
Chief Accounting Officer	2009	$355,336	$321,473	(12)	-		$26,566	(13)	$703,375

(1)
Stock awards include the vesting during the 2010 fiscal year of 145,833 shares of restricted common stock originally granted in December 2008, valued in accordance with FASB ASC Topic 718 at $148,750 based on the $1.02 closing market price per share on the date of grant.  All assumptions made in this valuation are provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s 2010 Form 10-K filed with the SEC.  Upon the consummation of the Broadway Sale (which occurred on December 15, 2010), all of the unvested restricted shares of Hollywood Media common stock granted to Mitchell Rubenstein pursuant to Hollywood Media’s 2004 Stock Incentive Plan immediately vested and thus were no longer restricted shares.

(2)
Represents (a) a partial payment of an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, (b) $12,002 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement, and (c) a $1,500,000 change of control payment payable in accordance with the terms of the executive’s employment agreement upon consummation of the Broadway Sale, of which $750,000 was paid on December 23, 2010 and $750,000 was paid on January 4, 2011.

(3)	Represents a bonus in recognition of Hollywood Media’s overall good financial performance during the applicable year.

(4)
Stock awards include the vesting during the 2009 fiscal year of 104,167 shares of restricted common stock originally granted in December 2008, valued in accordance with FASB ASC Topic 718 at $106,250 based on the $1.02 closing market price per share on the date of grant.  All assumptions made in this valuation are provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s 2009 Form 10-K filed with the SEC.  Upon the consummation of the Broadway Sale (which occurred on December 15, 2010), all of the unvested restricted shares of Hollywood Media common stock granted to Mitchell Rubenstein pursuant to Hollywood Media’s 2004 Stock Incentive Plan immediately vested and thus were no longer restricted shares.

(5)
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

(6)
Stock awards include the vesting during the 2010 fiscal year of 87,500 shares of restricted common stock originally granted in December 2008, valued in accordance with FASB ASC Topic 718  at $89,250 based on the $1.02 closing market price per share on the date of grant.  All assumptions made in this valuation are provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s 2010 Form 10-K filed with the SEC.  Upon the consummation of the Broadway Sale (which occurred on December 15, 2010), all of the unvested restricted shares of Hollywood Media common stock granted to Laurie Silvers pursuant to Hollywood Media’s 2004 Stock Incentive Plan immediately vested and thus were no longer restricted shares.

(7)
Represents (a) an automobile allowance of $7,800 payable in accordance with the terms of the executive’s employment agreement, (b) $24,207 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement, and (c) a $1,500,000 change of control payment payable in accordance with the terms of the executive’s employment agreement upon consummation of the Broadway Sale, , of which $750,000 was paid on December 23, 2010 and $750,000 was paid on January 4, 2011.

(8)
Stock awards include the vesting during the 2009 fiscal year of 62,500 shares of restricted common stock originally granted in December 2008, valued in accordance with FASB ASC Topic 718  at $63,750 based on the $1.02 closing market price per share on the date of grant.  All assumptions made in this valuation are provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s 2009 Form 10-K filed with the SEC.  Upon the consummation of the Broadway Sale (which occurred on December 15, 2010), all of the unvested restricted shares of Hollywood Media common stock granted to Laurie Silvers pursuant to Hollywood Media’s 2004 Stock Incentive Plan immediately vested and thus were no longer restricted shares.

(9)
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

(10)	Bonus includes (a) a cash bonus of $25,000 payable in accordance with the terms of the executive’s employment agreement and (b) a cash bonus of $200,000 to retain the executive’s services.

(11)
Represents (a) a matching contribution under Hollywood Media’s 401(k) plan of $8,250 and (b) $23,173 in medical, dental and disability insurance premiums, provided in accordance with the terms of the executive’s employment agreement.

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

(13)
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

Employment Agreements with Named Executive Officers

Employment Agreements with Chief Executive Officer and President. In 1993, Hollywood Media entered into employment agreements with each of Mitchell Rubenstein, to serve as Chairman and Chief Executive Officer, and Laurie S. Silvers, to serve as Vice Chairman and President.  The current terms of these agreements, as amended, are described below. These agreements were amended and restated in December 2008, and were amended further in connection with the sale of Hollywood Media’s Broadway Ticketing Division that was announced on December 22, 2009 and completed on December 15, 2010 (which amendments are described further below).

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

Pursuant to the amended and restated employment agreements dated December 2008, the terms of both agreements were extended through December 31, 2010. The terms of each of the employment agreements are automatically extended for successive one-year terms unless Hollywood Media or the executive officer gives written notice to the other at least 90 days prior to the then-scheduled expiration date.  Each of the employment agreements provides for an annual salary (subject to automatic cost-of-living increases based on changes in the consumer price index), additional cash bonuses as determined by the Compensation Committee or the Board of Directors from time to time at their discretion, and an automobile allowance of $650 per month.  Under the amended and restated employment agreements dated December 2008, the annual salary rates were $487,378 for Mr. Rubenstein and $426,456 for Ms. Silvers.

December 2009 Amendments.  In connection with the sale of Hollywood Media’s Broadway Ticketing Division (the “Broadway Sale”) that was announced on December 22, 2009 and completed on December 15, 2010 (which reduced the revenues of Hollywood Media), the Compensation Committee and the independent directors of Hollywood Media’s board of directors desired to reduce Hollywood Media’s fixed executive compensation while at the same time (a) retaining the services of Mr. Rubenstein and Ms. Silvers, each of whom Hollywood Media’s independent directors felt were key to Hollywood Media’s future success, and (b) providing an ongoing incentive to Mr. Rubenstein and Ms. Silvers that aligned their interests with the shareholders of Hollywood Media.  As described below, the Compensation Committee (working closely with the independent directors of Hollywood Media’s board of directors) negotiated amendments to the employment agreements of Mr. Rubenstein and Ms. Silvers.

On December 23, 2009, (i) Hollywood Media and Mitchell Rubenstein entered into an amendment to the amended and restated employment agreement of Mr. Rubenstein, and (ii) Hollywood Media and Laurie S. Silvers entered into an amendment to the amended and restated employment agreement of Ms. Silvers.  Pursuant to these amendments, the executives continued to be employed by Hollywood Media for the same salary and benefits as set forth in the employment agreements dated December 2008 until the 90th day following the consummation of the Broadway Sale (which 90th day was March 15, 2011).  After March 15, 2011, the executives will be employed by Hollywood Media until such employment is terminated by either Hollywood Media or the executives (such period, the “Extension Term”).

During the Extension Term, Mr. Rubenstein and Ms. Silvers no longer receive fixed base salaries from Hollywood Media (other than a nominal payment of $1 per year), and each instead receives compensation for his or her services to Hollywood Media in amounts equal to five percent (5%) of the sum of (i) any distributions and other proceeds Hollywood Media received or receives after December 23, 2009 (the effective date of the amendments) in respect of its ownership interest in MovieTickets.com, Inc. and (ii) certain other amounts that may be received by Hollywood Media from MovieTickets.com, Inc. (collectively, the “5% Distribution”).  Pursuant to the 5% Distribution, upon a sale of Hollywood Media’s interest in MovieTickets.com, Inc., Mr. Rubenstein and Ms. Silvers would each receive 5% of the proceeds received by Hollywood Media in such sale.

In the event that during the Extension Term Hollywood Media enters into any additional businesses other than its existing businesses, then Hollywood Media will consider in good faith increasing each of the executive’s compensation during the Extension Term to reflect the additional service to be provided by the executive to Hollywood Media in connection with such additional businesses.

The consummation of the Broadway Sale constituted a “change of control” under the amended employment agreements (and would have constituted a “change of control” under the employment agreements dated December 2008).  Mr. Rubenstein and Ms. Silvers agreed pursuant to the amended employment agreements that in connection with the Broadway Sale, $812,501 of the amount Mr. Rubenstein was entitled to receive and $332,189 of the amount Ms. Silvers was entitled to receive upon a change of control was deferred and will be paid in accordance with the amended employment agreements.  As a result, Mr. Rubenstein and Ms. Silvers each was entitled to receive a reduced change of control payment equal to $1.5 million upon the consummation of the Broadway Sale.

If Mr. Rubenstein and/or Ms. Silvers, as applicable, continue to be employed by Hollywood Media on the first anniversary of the consummation of the Broadway Sale (December 15, 2011) (or if such employment is terminated on or before such date by Hollywood Media without “cause” or by Mr. Rubenstein and/or Ms. Silvers, as applicable, for “good reason”), then, regardless of whether Mr. Rubenstein or Ms. Silvers continues to provide services to Hollywood Media after the first anniversary of the consummation of the Broadway Sale, one-half of the deferred change of control payments will be paid to Mr. Rubenstein and/or Ms. Silvers, as applicable, upon the receipt by Hollywood Media of payments on the promissory note issued to Hollywood Media in connection with the Broadway Sale, on a pro rata basis, and one-half of such payments will be paid to Mr. Rubenstein and/or Ms. Silvers, as applicable, upon the receipt by Hollywood Media of payments under the first $7 million tranche of the earnout pursuant to the Broadway Sale, on a pro rata basis, according to the following schedule:

•	Mr. Rubenstein will receive:

•
4.76% of all payments of principal and interest received by Hollywood Media on account of the promissory note issued to Hollywood Media in connection with the Broadway Sale (for a maximum amount of $407,201), with each such payment to be made to Mr. Rubenstein within five business days of the date Hollywood Media receives payments of principal and interest on account of the promissory note issued to Hollywood Media in connection with the Broadway Sale (provided that any such amounts that would be payable during the first year following the consummation of the Broadway Sale will be set aside in a “rabbi trust”), and

•
5.79% of the first $7 million of earnout payments received by Hollywood Media pursuant to Broadway Sale (for a maximum amount of $405,300), with each such payment to be made to Mr. Rubenstein within five business days of the date Hollywood Media receives the first $7 million of earnout payments pursuant to the Broadway Sale (provided that any such amounts that would be payable during the first year following the consummation of the Broadway Sale will be set aside in a “rabbi trust”).

•	Ms. Silvers will receive:

•
1.94% of all payments of principal and interest received by Hollywood Media on account of the promissory note issued to Hollywood Media in connection with the Broadway Sale (for a maximum amount of $166,989), with each such payment to be made to Ms. Silvers within five business days of the date Hollywood Media receives payments of principal and interest on account of the promissory note issued to Hollywood Media in connection with the Broadway Sale (provided that any such amounts that would be payable during the first year following the consummation of the Broadway Sale will be set aside in a “rabbi trust”), and

•
2.36% of the first $7 million of earnout payments received by Hollywood Media pursuant to the Broadway Sale (for a maximum amount of $165,200), with each such payment to be made to Ms. Silvers within five business days of the date Hollywood Media receives the first $7 million of earnout payments pursuant to the Broadway Sale (provided that any such amounts that would be payable during the first year following the consummation of the Broadway Sale will be set aside in a “rabbi trust”).

The portion of any amount that is received by Hollywood Media in respect of the promissory note issued to Hollywood Media in connection with the Broadway Sale or the earnout pursuant to the Broadway Sale before the first anniversary of the consummation of the Broadway Sale that is payable to Mr. Rubenstein or Ms. Silvers shall be set aside in a “rabbi trust” until the first anniversary of the consummation of the Broadway Sale, at which time such amount (plus an amount equal to the interest earned on obligations held by the rabbi trust in respect of such amount) shall be paid to Mr. Rubenstein or Ms. Silvers, as applicable.

If Hollywood Media does not pay any amount of the deferred change of control payments that becomes due to Mr. Rubenstein and/or Ms. Silvers, as applicable, pursuant to the schedule set forth above by the latest date on which such amount is permitted to be paid to such executive, then Mr. Rubenstein and/or Ms. Silvers, as applicable, shall provide written notice to Hollywood Media of such failure to pay, and if such payment is not made by the 30th day following the date that such written notice is provided to Hollywood Media, then the obligations of Hollywood Media to pay such executive the amount of the deferred change of control payments according to the schedule set forth above shall accelerate and become immediately due and payable in full as if Hollywood Media had received total principal payments of $8,500,000 on account of the promissory note issued to Hollywood Media in connection with the Broadway Sale and the first $7,000,000 of earnout payments pursuant to the Broadway Sale.

If Hollywood Media surrenders or otherwise transfers or modifies the promissory note issued to Hollywood Media in connection with the Broadway Sale or the earnout to be received by Hollywood Media pursuant to the Broadway Sale for any modified obligation or any other consideration, the payments from Hollywood Media to Mr. Rubenstein and Ms. Silvers for the deferred change of control payments shall be made with respect to such modified obligation or the fair market value of such other consideration.

If, during the Extension Term, the employment of either Mr. Rubenstein or Ms. Silvers is terminated by Hollywood Media other than for “cause”, death, or disability, then such executive will receive (in addition to any benefits owed under a plan described in the employment agreement as in effect on the date of termination and reimbursement for expenses incurred prior to the date of termination) the amount payable to such executive following a “change of control” in a lump sum payment within five (5) business days after such termination of employment (to the extent not previously paid), without regard to whether all of the payments on account of the promissory note issued to Hollywood Media in connection with the Broadway Sale and the earnout pursuant to the Broadway Sale have been received by Hollywood Media.  Additionally, if the employment of either executive is terminated (i) by reason of the death of the executive, (ii) by Hollywood Media during the Extension Term for any reason other than for “cause,” or (iii) by the executive for “good reason,” the right of such executive to payments of the 5% Distribution will fully vest and the 5% Distribution will continue to be paid to the executive and the executive’s heirs.

If Hollywood Media fails to pay any amount that becomes due to either executive under the amended employment agreements by the latest date on which such amount is permitted under the amended employment agreements to be paid, interest will be charged with respect to the past due amount at the rate of 1.5% per month, compounded monthly, from the latest date on which such amount was permitted under the amended employment agreements to be paid, and such interest shall be paid by Hollywood Media to such executive at or before the time that the amount past due is paid.

Employment Agreement with Chief Accounting Officer. On May 19, 2005, Hollywood Media entered into an employment agreement with Scott Gomez, the Chief Accounting Officer of Hollywood Media.  The term of employment originally expired on April 13, 2011 (as described below, such expiration date has been extended until June 15, 2011), unless terminated earlier, subject to automatic extensions for additional one-year periods unless any party gives notice of termination at least thirty days prior to the expiration date.  Compensation under the agreement includes annual base salary of $175,000 effective as of April 14, 2005, subject to annual salary increases of $25,000, a $25,000 cash bonus within ten days of the signing of the agreement as well as annual $25,000 cash bonuses on each anniversary date of his employment with Hollywood Media, and a grant of options to purchase 25,000 shares of Hollywood Media’s common stock at a price equal to the closing sale price of the common stock on the trading day immediately preceding the date of the employment agreement.  The options were fully vested on the date of grant and have a five-year term.

On August 9, 2006, Hollywood Media and Mr. Gomez amended and restated the original five-year employment agreement.  In addition to the terms of the original employment agreement, the amended and restated employment agreement provides that, if a “Change of Control” (which is defined in the employment agreement) occurs during the term of employment, then Mr. Gomez will be entitled to receive a cash payment equal to the salary and annual bonuses payable to Mr. Gomez under the agreement for the two year period following the date of such Change of Control (the “Change of Control Payment”), with 50% of the Change of Control Payment payable upon the date of the Change of Control and 50% of the Change of Control Payment to be paid to Mr. Gomez six months after the date of the Change of Control.  As a condition to receiving the second 50% of the Change of Control Payment, Mr. Gomez is required to continue his employment during a period of at least six months following the date of the Change of Control irrespective of the length of time remaining on the term of the agreement, which was extended by Hollywood Media to one year following the date of the Change of Control in accordance with the terms of the employment agreement (the “Required Employment Period”).  During the Required Employment Period, the base salary payable to Mr. Gomez in accordance with the terms of the employment agreement shall be increased by 50%.  If Mr. Gomez’s employment is terminated without Cause or for Good Reason during the Required Employment Period, Mr. Gomez would be entitled to receive a lump sum payment equal to (a) any unpaid portion of the Change of Control Payment plus (b) the unpaid portion of the aggregate increased base salary that would have been payable to him during the Required Employment Period if such termination had not occurred.  Upon the expiration of the Required Employment Period, Mr. Gomez’s employment will continue under the terms of the employment agreement without the 50% base salary increase, and he will not be entitled to any termination payments if his employment is terminated without “cause” or for “good reason”.

As defined in Mr. Gomez’s employment agreement, a “Change of Control” includes, among other factors, the sale of 50% or more of the stock or assets of any two of Hollywood Media’s divisions known as Broadway Ticketing, Data Business or Hollywood.com.  The sale of the Data Business was completed in August 2007 (comprised of the sales of the Baseline StudioSystems and Showtimes businesses in August 2006 and August 2007, respectively), and the sale of the Hollywood.com Business was completed in August 2008.  Due to such sales of two of Hollywood Media’s divisions, a Change of Control as defined in Mr. Gomez’s employment agreement occurred on August 21, 2008, and as a result: (i) Mr. Gomez received a Change of Control Payment equal to $592,945, with 50% paid on August 21, 2008 and 50% paid on February 21, 2009; and (ii) the annual salary rate for Mr. Gomez reflected the 50% increase required during the Required Employment Period referenced above, which ended on August 20, 2009.  Pursuant to the amended and restated employment agreement dated August 2006, Mr. Gomez’s annual salary on December 31, 2010 was $300,000 and Mr. Gomez’s annual salary on the date of this Form 10-K/A is $325,000.

As a result of the downsizing of Hollywood Media following the Broadway Sale, Hollywood Media and Mr. Gomez have mutually agreed not to renew the employment agreement of Mr. Gomez.  Mr. Gomez intends to remain with Hollywood Media as its Chief Accounting Officer through Hollywood Media’s filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.  Mr. Gomez’s employment with Hollywood Media will terminate effective on or about June 15, 2011.  Hollywood Media’s Controller, Anna Baburam, 48, a certified public accountant who has been with Hollywood Media for the last ten years and has served as Hollywood Media’s Controller since 2004, will become the Chief Accounting Officer of Hollywood Media on the date of termination of Mr. Gomez's employment, on or about June 15, 2011.

If Mr. Gomez is terminated by Hollywood Media without “cause” prior to June 15, 2011, Mr. Gomez would be entitled to continue receiving his salary and benefits for 60 days following such termination date.

For additional information about the sale of the Hollywood.com Business referenced above, see “Transactions with Related Persons” below.

Cash Bonuses

The Compensation Committee has the authority to grant cash bonus awards and may approve compensation plans or agreements to grant bonuses based on specified terms.  Discretionary bonus awards vary depending on the Compensation Committee’s review and consideration of various factors including the executive officer’s contribution to Hollywood Media’s achievement of its goals.

During 2010, the Compensation Committee awarded (i) Mr. Rubenstein a cash bonus in the amount of $187,500 in recognition of Hollywood Media's overall good financial performance during 2010, (ii) Ms. Silvers a cash bonus in the amount of $95,000 in recognition of Hollywood Media's overall good financial performance during 2010, and (iii) Mr. Gomez a cash bonus of $200,000 to retain Mr. Gomez’s services. In addition, during 2010 Mr. Gomez received a $25,000 cash bonus in accordance with the terms of his employment agreement.

During 2009, the Compensation Committee awarded (i) Mr. Rubenstein a cash bonus in the amount of $250,000 in recognition of Hollywood Media’s overall good financial performance during 2009 and (ii) Ms. Silvers a cash bonus in the amount of $100,000 in recognition of Hollywood Media’s overall good financial performance during 2009.  In addition, during 2009 Mr. Gomez received (i) a $25,000 cash bonus in accordance with the terms of his employment agreement and (ii) a cash bonus of $296,473, representing 50% of the Change of Control Payment payable in accordance with the terms of Mr. Gomez’s employment agreement (see “Employment Agreements with Named Executive Officers” above).

Stock Option Grants and Equity-Based Compensation

During the fiscal year ended December 31, 2010, no stock options or other equity-based compensation awards were granted to Mr. Rubenstein, Ms. Silvers or Mr. Gomez.

Other Benefits

Perquisites

Although perquisites are not a primary aspect of Hollywood Media’s executive compensation, Hollywood Media provided its named executive officers with the following perquisites during 2009 and 2010:

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

401(K) Plan

On September 27, 2010, upon recommendation of Mitchell Rubenstein, CEO and Chairman of Hollywood Media Corp., the Board of Directors of Hollywood Media Corp. approved of the termination of the Company’s 401(k) plan effective November 18, 2010.  Hollywood Media maintained a 401(k) Plan (“the Plan”) covering all employees who met certain eligibility requirements. The Plan provided that each participant may contribute up to 15% of his or her pre-tax gross compensation (not to exceed a statutorily prescribed annual limit). All amounts contributed by employee participants in conformity with Plan requirements and earnings on such contributions were fully vested at all times. The match in stock was 50% of the first 8% of the employees’ compensation contributions, for those participants employed in excess of 1,000 hours during the year and employed on the last day of the year. The match of $148,404 was paid in cash to the Plan for the year ended December 31, 2010 during the fourth quarter. The match paid for the year ended December 31, 2009 was 101,189 shares of Hollywood Media common stock, valued at $141,664, respectively, at a share price of $1.40 paid in the first quarter of fiscal 2010. The Plan had investments in Company stock of 303,270 shares valued at a share price of $1.64 or $497,363 and 439,874 shares valued at a share price of $1.40 or $615,824, as of December 31, 2010 and 2009, respectively. The Plan assets remaining as of December 31, 2010 represent employee, or former employee, investments pending transfer or distribution.

Outstanding Equity Awards at 2010 Fiscal Year-End

As of December 31, 2010, there were no unexercised options, unvested stock awards or equity incentive plan awards outstanding.  Upon the consummation of the Broadway Sale (which occurred on December 15, 2010), all of the unvested restricted shares of Hollywood Media common stock granted to Mitchell Rubenstein, our Chairman and Chief Executive Officer, and Laurie S. Silvers, our Vice-Chairman, President and Secretary, pursuant to Hollywood Media’s 2004 Stock Incentive Plan immediately vested and thus were no longer restricted shares.

Plans Providing for Payment of Retirement Benefits

Hollywood Media does not provide pension arrangements or post-retirement health coverage for its executives or employees.  For a discussion of Hollywood Media’s 401(K) Plan, please see “Other Benefits- 401(K) Plan” above.

Agreements Providing Potential Payments Upon Termination or Change-in-Control

See “Employment Agreements with Named Executive Officers” above for a description of agreements that provide payments to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of Hollywood Media or a change in the a named executive officer’s responsibilities following a change in control.

Director Compensation

The following table sets forth information regarding the compensation received by each of Hollywood Media’s Directors during 2010:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(4)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Mitchell Rubenstein, Chairman(1)	-	-	-	-	-	-	-

Laurie S. Silvers, Vice Chairman(1)	-	-	-	-	-	-	-

Harry T. Hoffman	$61,500	-	-	-	-	-	$61,500

Robert D. Epstein	$35,500	-	-	-	-	-	$35,500

Spencer Waxman(2)	$14,000	-	-	-	-	-	$14,000

Stephen Gans(3)	$33,500	-	-	-	-	-	$33,500

(1)           Ms. Silvers and Mr. Rubenstein are executive officers and employees of Hollywood Media, and their compensation is reported separately above in this “Executive Compensation” portion of this Form 10-K/A, prior to this “Director Compensation” discussion.

(2)           On June 30, 2010, Spencer Waxman resigned from the Board of Directors of Hollywood Media Corp. for personal reasons, effective immediately.  Mr. Waxman’s resignation was not the result of any disagreement with the Hollywood Media known to an executive officer of Hollywood Media on any matter relating to Hollywood Media’s operations, policies, or practices.

(3)           Mr. Gans first became a Director upon his election to the Board of Directors at Hollywood Media’s Annual Meeting of Shareholders held on December 21, 2009.

(4)           The table below shows the aggregate number of shares subject to all outstanding stock options held by the named directors as of December 31, 2010 all of which options were granted under the Directors Stock Option Plan for non-employee directors (described below).

Name	Total Options Held at 12/31/2010 (# of shares)
Harry T. Hoffman	65,435
Robert D. Epstein	15,000

*  Robert McAllan was a member of the Board until the expiration of his term as a Director on December 21, 2009.  During the fiscal year ended December 31, 2010, Mr. McAllen received $500 as compensation for his services as a Director during 2009.

Retainer and Meeting Fees

Directors of Hollywood Media who are neither employees nor consultants (“non-employee directors”) are compensated at the rate of $2,500 for each meeting of the Board of Directors attended in person, $500 for each meeting of the Board attended by telephone, and $500 for each committee meeting attended. Directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings.  In addition, commencing January 1, 2008, non-employee directors are paid $25,000 per year of service on the Board, and the chairman of any committee of the Board is paid an additional $25,000 per year of service as chairman.  The current Chairman of the Compensation Committee is Harry Hoffman.

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

The Directors Plan provides for grants of stock options, subject to availability of shares under the plan, to each non-employee director, as follows: (1) an initial grant of an option to purchase 15,000 shares of common stock at the time such person first becomes appointed to the Board, and (2) an annual grant of an option to purchase 15,000 shares of common stock on the date of each annual meeting of Hollywood Media’s shareholders at which the director is reelected.  In December 2007, the Board of Directors elected to temporarily suspend such annual option issuances until such time that the Board determines to reserve additional shares of common stock for issuance upon exercise of options granted under the Directors Plan.  During the year ended December 31, 2010, 195,689 options were cancelled,  4,819 options expired, and no options were granted or exercised under the Directors Plan.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of the common stock of Hollywood Media as of April 26, 2011 (or other date as indicated in the footnotes below) by:
•	each person or group known by Hollywood Media to beneficially own more than 5% of the outstanding shares of common stock of Hollywood Media;
•	each director of Hollywood Media;
•	each executive officer of Hollywood Media; and
•	all of the current directors and executive officers of Hollywood Media as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Class(2)
Baker Street Capital L.P.	3,447,497(3)	14.87%
CCM Master Qualified Fund, Ltd.	3,002,050(4)	12.95%
Morgan Stanley	2,425,504(5)	10.46%
Dimensional Fund Advisors, LP	1,509,961(6)	6.51%
Potomac Capital Management LLC	1,756,553(7)	7.58%
Nantahala Capital Management, LLC	1,200,712(8)	5.18%
Mitchell Rubenstein and Laurie S. Silvers	893,932(9)	3.86%
Stephen Gans	2,104,192(10)	9.08%
Harry T. Hoffman	78,435(11)	*
Scott Gomez	12,032(12)	*
Robert D. Epstein	16,000(13)	*
All directors, director nominees and executive officers of Hollywood Media as a group (6 persons)	3,104,591(14)	13.39%

*	Less than 1%

(1)	Except as otherwise noted in the footnotes below, the address of each beneficial owner is in care of Hollywood Media Corp., 2255 Glades Road, Suite 221-A, Boca Raton, Florida 33431.

(2)
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person’s or group’s ownership is deemed to include any shares of common stock that such person has the right to acquire within 60 days.  For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days are deemed to be outstanding, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  This table has been prepared based on 23,179,066 shares of Hollywood Media common stock outstanding as of April 27, 2011.

(3)
Based on a Schedule 13D/A filed with the SEC on March 3, 2011, Baker Street Capital L.P., Baker Street Capital Management, LLC and Vadim Perelman beneficially own such shares. The reported business address for these holders is 12026 Wilshire Blvd., Suite 502, Los Angeles, California 90025.

(4)
Based on a Schedule 13G/A filed with the SEC on February 15, 2011, CCM Master Qualified Fund, Ltd., Coghill Capital Management, L.L.C. and Clint D. Coghill have shared voting and shared dispositive power with respect to such shares. The reported business address for these holders is One North Wacker Drive, Suite 4350, Chicago, IL 60606. Does not reflect any shares that may have been sold in Hollywood Media's tender offer.

(5)
Based on a Schedule 13G/A filed with the SEC on February 14, 2011, Morgan Stanley and Morgan Stanley Capital Services Inc. beneficially own such shares. The reported business address for these holders is 1585 Broadway, New York, NY 10036. Does not reflect any shares that may have been sold in Hollywood Media's tender offer.

(6)
Based on a Schedule 13G/A filed with the SEC on February 11, 2011, Dimensional Fund Advisors, LP beneficially owns such shares.  The reported business address for this holder is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746. Does not reflect any shares that may have been sold in Hollywood Media's tender offer.

(7)
Based on a Schedule 13G filed with the SEC on August 29, 2008, Potomac Capital Management LLC, Potomac Capital Management Inc. and Paul J. Solit beneficially own such shares, which include an aggregate of 150,000 shares issuable pursuant to exercisable warrants. The reported business address for these holders is 825 Third Avenue, 33rd Floor, New York, New York 10022. Does not reflect any shares that may have been sold in Hollywood Media's tender offer.

(8)
Based on a Schedule 13G filed with the SEC on March 14, 2011, Nantahala Capital Management, LLC beneficially own such shares.  The reported business address for this holder is 100 First Stamford Place, 2nd Floor, Stamford, CT 06902.

(9)
Represents 343,697 outstanding shares of common stock which are owned jointly by Mitchell Rubenstein and Laurie Silvers, 513,919 outstanding shares of common stock which are owned individually by Laurie S. Silvers, 18,169 outstanding shares of common stock which are held in Individual Retirement Account of Mitchell Rubenstein, and 18,147 outstanding shares of common stock which are owned individually by Laurie S. Silvers which are held in Individual Retirement Account of Laurie S. Silvers.

(10)
Based on a Form 4 filed with the SEC on March 1, 2011, Mr. Gans beneficially owns such shares.  The reported business address for this holder is 1680 Michigan Avenue, Suite 1001, Miami Beach, Florida 33139.

(11)	Represents 13,000 outstanding shares of common stock, and 65,435 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. Hoffman.

(12)
Represents 12,032 outstanding shares of common stock held for Mr. Gomez’s account in Hollywood Media’s former 401(k) plan which has been terminated (such shares will be moved to Mr. Gomez’s IRA)), beneficially owned by Mr. Gomez.

(13)	Represents 1,000 outstanding shares of common stock, and 15,000 shares of common stock issuable pursuant to exercisable options, beneficially owned by Mr. Epstein.

(14)	Represents an aggregate of 3,104,591 outstanding shares of common stock.

Securities authorized for issuance under equity compensation plans.  The following table sets forth information as of December 31, 2010, regarding compensation plans under which equity securities of Hollywood Media are authorized for issuance, aggregated by “Plan category” as indicated in the table:

EQUITY COMPENSATION PLAN INFORMATION

	AS OF DECEMBER 31, 2010
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by security holders(2)	95,435	$3.69	487,261
Equity compensation plans not approved by security holders(3)	--	$--	--
Total	95,435		487,261

(1)     Excluding securities reflected in column “(a).”

(2)     Hollywood Media has four shareholder-approved equity compensation plans: the 2004 Stock Incentive Plan, 2000 Stock Incentive Plan, 1993 Stock Option Plan, and the Directors Stock Option Plan. No additional grants of stock options may be made under the 1993 Stock Option Plan, the Directors Stock Option Plan, or the 2000 Stock Incentive Plan because the periods for granting options under such plans expired in July 2003, July 2008, and December 2009, respectively. In addition to stock options, the 2004 Stock Incentive Plan permits the granting of stock awards and other forms of equity compensation and, as of December 31, 2010, the number of shares available for granting additional awards under the 2004 Stock Incentive Plan was 487,261 shares.  Additional information about such plans and awards is provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s 2010 Form 10-K filed with the SEC.

(3)     Equity compensation not approved by security holders consists primarily of warrants or other equity purchase rights granted to non-employees of Hollywood Media.  Additional information about such equity compensation is provided in Note (3) and other Notes to the Consolidated Financial Statements included in Item 8 of Hollywood Media’s 2010 Form 10-K filed with the SEC.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Scott Gomez has been an executive officer of Hollywood Media since April 2003. Hollywood Media employed his father, Jose Gomez, from December 2000 through April 2010 in information systems and business development positions, not as an executive officer.  Total 2009 cash compensation (salary and bonus) of Jose Gomez was $175,313 and total 2010 cash compensation (salary and bonus) of Jose Gomez was $ 63,462.

Sale of Hollywood.com Business Unit to R&S Investments LLC

On August 21, 2008, Hollywood Media entered into a definitive purchase agreement with R&S Investments, LLC, an entity wholly-owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the purchase agreement, R&S Investments acquired Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”) for a potential purchase price of $10.0 million, which includes $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million.  During fiscal 2009, Hollywood Media recorded $0.7 million in earn-out income under this agreement.  As of December 31, 2009, $8.3 million remained to be earned pursuant to this agreement.  During fiscal 2010, Hollywood Media recorded $0.7 million in earn-out income under this agreement.  As of December 31, 2010, $7.6 million remained to be earned pursuant to this agreement.  The Hollywood.com Business included: (i) Hollywood Media’s Hollywood.com, Inc. subsidiary, which owned the Hollywood.com website and related URLs and celebrity fan websites. Hollywood.com features in-depth movie information including movie showtimes listings, celebrity biographical data, and celebrity photos primarily obtained by Hollywood.com through licenses with third party licensors which are made available on the Hollywood.com website and mobile platform. Hollywood.com also has celebrity fan sites and a library of feature stories and interviews which incorporate photos and multimedia videos taken at entertainment events including movie premiers and award shows; and (ii) Hollywood Media’s Totally Hollywood TV, LLC subsidiary, which owned Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators for the distribution of movie trailers to subscribers of those cable systems.  The purchase price was determined by an arms-length negotiation between a Special Committee of independent and disinterested directors of Hollywood Media on the one hand and R&S Investments on the other hand.

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

Director Independence

Hollywood Media’s Board of Directors consists of five directors.  The Board has determined that a majority of the current members of the Board (Harry T. Hoffman, Robert D. Epstein and Stephen Gans) are independent directors of Hollywood Media as defined under the Securities Exchange Act of 1934 and rules thereunder and under the listing rules of the Nasdaq Stock Market. Spencer Waxman was a member of Hollywood Media’s Board of Directors until June 30, 2010.  While Mr. Waxman was a member of the Board, he was determined to be an independent director of Hollywood Media as defined under the Securities Exchange Act of 1934 and rules thereunder and under the listing rules of the Nasdaq Stock Market.  In making these determinations, the Board concluded that none of these independent Board members had or has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

The following table shows fees billed to Hollywood Media by its independent registered public accounting firm, Kaufman Rossin & Co., P.A., for each of the two fiscal years ended December 31, 2010 and 2009, respectively, for services rendered in the specified categories indicated below.

Type of Fees	2010	2009
Audit Fees	$450,000	$467,567
Audit-Related Fees	36,252	98,782
Tax Fees	--	--
All Other Fees	--	2,460
Total	$486,252	$568,809

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

For each of the two fiscal years ended December 31, 2010 and 2009, respectively, and through the date of this Form 10-K/A, the Audit Committee has not adopted pre-approval policies covering such periods or future periods.  Accordingly, any services provided by our principal auditing firm during the period January 1, 2009 through the date of this Form 10-K/A were approved by the Audit Committee on a case-by-case basis.  However, in the future the Audit Committee may adopt pre-approval policies and procedures in accordance with applicable rules.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm*

•	Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009*

•	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008*

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008*

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008*

•	Notes to Consolidated Financial Statements*

*Previously filed as an exhibit to the Annual Report on Form 10-K filed with the SEC on April 14, 2011 which is being amended hereby.

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.

3. Exhibits

The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Location of Exhibit

2.1	Stock Purchase Agreement dated as of December 22, 2009, by and between Hollywood Media Corp. and Key Brand Entertainment Inc.	(25)

3.1	Third Amended and Restated Articles of Incorporation.	(1)

3.2	Articles of Amendment to Articles of Incorporation of Hollywood Media Corp. for Designation of Preferences, Rights and Limitations of Series E Junior Preferred Stock.	(2)

3.3	Amended and Restated Bylaws of Hollywood Media Corp., dated as of September 1, 2006.	(3)

4.1	Form of Common Stock Certificate.	(4)

4.2	Amended and Restated Rights Agreement dated as of August 23, 1996 between Hollywood Media Corp. (f/k/a Big Entertainment, Inc.) and American Stock Transfer & Trust Company, as Rights Agent.	(5)

4.3	Amendment No. 1, dated as of December 9, 2002, to Amended and Restated Rights Amendment dated as of August 23, 1996 between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(6)

4.4	Amendment No. 2, dated as of September 1, 2006, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended December 9, 2002, between Hollywood Media Corp. and American Stock Transfer & Trust Company.	(3)

4.5	Amendment No. 3, dated as of January 13, 2011, to the Amended and Restated Rights Agreement dated as of August 23, 1996, as amended by Amendment No. 1 dated as of December 9, 2002 and Amendment No. 2 dated as of September 1, 2006, between Hollywood Media Corp. and American Stock Transfer & Trust Company	(27)

10.1	Compensatory Plans, Contracts and Arrangements:

	(a) 1993 Stock Option Plan, as amended effective October 1, 1999.	(7)

	(b) Directors Stock Option Plan, as amended effective May 1, 2003.	(8)

	(c) 2000 Stock Incentive Plan, as amended October 30, 2003.	(9)

	(d) 2004 Stock Incentive Plan.	(10)

	(e) Hollywood Media Corp. 401(k) Retirement Savings Plan, dated as of September 16, 2004 (the “Plan”); Amendment to the Plan, dated as of September 16, 2004; related Volume Submitter (Cross-Tested Defined Contribution Plan and Trust); EGTRRA Amendment to the Plan and Post-EGTRRA Amendment to the Plan, dated as of September 16, 2004.	(11)

	(f) Amendment to Hollywood Media Corp. 401(k) Retirement Savings Plan, dated June 16, 2005.	(12)

	(g) Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Mitchell Rubenstein.	(13)

	(h) Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Hollywood Media Corp. and Laurie S. Silvers.	(13)

	(i) Amended and Restated Employment Agreement, dated as of August 9, 2006, by and between Hollywood Media Corp. and Scott Gomez.	(14)

	(j) Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2009, by and between Hollywood Media Corp. and Mitchell Rubenstein.	(23)

	(k) Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2009, by and between Hollywood Media Corp. and Laurie S. Silvers.	(23)

10.2	Amended and Restated Partnership Agreement dated as of November 21, 2002 between Hollywood Media Corp. and Dr. Martin H. Greenberg.	(15)

10.3	Agreement for the Sale and Purchase of UK Theatres Online Limited and other Companies, dated November 22, 2005, by and among Cinemasource UK Limited, Jeffrey Spector and the other shareholders party thereto.	(16)

10.4	Agreement for the Sale and Purchase of CinemasOnline Limited, dated November 22, 2005, by and between Mitchell Clifford Cartwright and Cinemasource UK Limited.	(16)

10.5	Note Purchase Agreement, dated as of November 22, 2005, by and among Hollywood Media Corp. and each of the Purchasers, including the forms of Notes and Warrants issued to the Purchasers and the form of registration rights agreement.	(16)

10.6	Registration Rights Agreement dated November 23, 2005 by and among Hollywood Media Corp. and the investors signatory thereto.	(17)

10.7	Letter agreements dated March 15, 2006, by and between Hollywood Media Corp. and each of the holders of its 8% Senior Unsecured Notes dated November 23, 2005.	(18)

10.8	Form of Common Stock Purchase Warrants dated March 15, 2006, issued to the Holders of Hollywood Media Corp.’s 8% Senior Unsecured Notes dated November 23, 2005.	(18)

10.9	Stock Purchase Agreement, dated as of August 25, 2006, by and between The New York Times Company and Hollywood Media Corp.	(19)

10.10	Asset Purchase Agreement, dated as of February 1, 2007, by and among Theatre Direct NY, Inc., Showtix LLC and each of the members of Showtix LLC.	(20)

10.11	Asset Purchase Agreement, dated as of August 24, 2007, by and among Hollywood Media Corp., Showtimes.com, Inc. Brett West and West World Media, LLC.	(21)

10.12	Purchase Agreement dated as of August 21, 2008, between Hollywood Media Corp. and R&S Investments, LLC.	(22)

10.13	Transition Services Agreement dated as of August 21, 2008 between Hollywood Media Corp., Hollywood.com, LLC and Totally Hollywood TV, LLC.	(22)

10.14	Amendment to Purchase Agreement dated September 30, 2009 between Hollywood Media Corp. and R&S Investments, LLC.	(24)

10.15	Escrow Agreement, dated as of December 22, 2009, by and between Hollywood Media Corp., Key Brand Entertainment Inc. and The Bank of New York Mellon.	(23)

10.16	Second Lien Credit, Security and Pledge Agreement, dated as of December 15, 2010, by and among Key Brand Entertainment Inc., Theatre Direct NY, Inc. and Hollywood Media Corp.	(26)

10.17	Subordination and Intercreditor Agreement, dated as of December 15, 2010, by and among JPMorgan Chase Bank, N.A., Hollywood Media Corp. and Key Brand Entertainment Inc.	(26)

10.18	Warrant to Purchase Shares of Common Stock of Theatre Direct NY, Inc. dated December 15, 2010	(26)

10.19	Agreement, dated as of October 7, 2010, among Hollywood Media Corp. and Baker Street Capital L.P., Baker Street Capital Management, LLC and Vadim Perelman	(27)

10.20	Indemnification Agreement, dated as of February 2, 2011, between Hollywood Media Corp. and R&S Investments, LLC	*

21.1	Subsidiaries of Hollywood Media.	*

23.1	Consent of Kaufman, Rossin & Co., P.A. Independent Registered Public Accounting Firm.	*

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	*

31.2	Certification of Chief Accounting Officer (principal financial and accounting officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	*

31.3	Certification of Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	**

31.4	Certification of Chief Accounting Officer (principal financial and accounting officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.	**

32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. 1350.	*

32.2	Certification of Chief Accounting Officer (principal financial and accounting officer) pursuant to 18 U.S.C. 1350.	*

*	Previously filed as an exhibit to the Annual Report on Form 10-K filed with the SEC on April 14, 2011 which is being amended hereby.
**	Filed herewith as an exhibit to this Form 10-K/A Amendment No. 1 to Form 10-K.

(1)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2000.
(2)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(3)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on September 5, 2006.
(4)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form SB-2 (No. 33-69294).
(5)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on October 20, 1999.
(6)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on December 10, 2002.
(7)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 1999.
(8)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.
(9)	Incorporated by reference from Appendix C to Hollywood Media’s Proxy Statement filed on November 13, 2003 for its 2003 Annual Meeting of Shareholders.
(10)	Incorporated by reference from Appendix B to Hollywood Media’s Proxy Statement filed on November 4, 2004 for its 2004 Annual Meeting of Shareholders.
(11)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on September 17, 2004.
(12)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(13)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on December 22, 2008.
(14)	Incorporated by reference from the exhibit filed with Hollywood Media’s Quarterly Report on Form10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from the exhibit filed with Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2002.
(16)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on November 28, 2005.
(17)	Incorporated by reference from the exhibit filed with Hollywood Media’s Registration Statement on Form S-3 (No. 333-130903).
(18)	Incorporated by reference from the exhibits filed with Hollywood Media’s Current Report on Form 8-K filed on March 16, 2006.
(19)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on August 28, 2006.
(20)	Incorporated by reference from the exhibit filed with Hollywood Media’s Current Report on Form 8-K filed on February 6, 2007.
(21)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed on August 30, 2007.
(22)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed on August 27, 2008.
(23)	Incorporated by reference from the exhibit filed with Hollywood Media Corp’s Form 8-K filed on December 29, 2009.
(24)	Incorporated by reference from the exhibit filed with Hollywood Media Corp’s Form 8-K filed on October 5, 2009.
(25)	Incorporated by reference from Annex A to Hollywood Media’s Definitive Proxy Statement filed on October 20, 2010 for the Special Meeting of Shareholders held on December 10, 2010.
(26)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed December 16, 2010.
(27)	Incorporated by reference from the exhibit filed with Hollywood Media’s Form 8-K filed January 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD MEDIA CORP.

Date: April 29, 2011	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer