Form 10-Q
period 2011-03-31
HOLLYWOOD MEDIA CORP
filed 2011-05-16
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☐         No   ☒

As of May 10, 2011, there were 23,179,066 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of March 31, 2011
	(unaudited) and December 31, 2010	3

	Condensed Consolidated Statements of Operations (unaudited) for the
	Three Months ended March 31, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	Three Months ended March 31, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-15

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-27

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	28

ITEM 4.	CONTROLS AND PROCEDURES	28-29

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 1A.	RISK FACTORS	30

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30-31

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4.	(Removed and Reserved)	32

ITEM 5.	OTHER INFORMATION	32

ITEM 6.	EXHIBITS	33

[2]

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,593,482	$29,406,063
Receivables, net	391,498	465,079
Prepaid expenses	798,701	1,055,972
Other receivables	168,791	59,224
Related party receivable	193,773	299,963
Current portion of deferred compensation	430,000	-
Total current assets	7,576,245	31,286,301

PROPERTY AND EQUIPMENT, net	419,550	455,436
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	1,018,190	955,065
INTANGIBLE ASSETS, net	27,993	7,549
GOODWILL	14,595,783	14,595,783
OTHER ASSETS	16,945	18,425
DEFERRED COMPENSATION, less current portion	1,271,151	-
TOTAL ASSETS	$24,925,857	$47,318,559

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,006,496	$802,684
Accrued expenses and other	719,575	6,804,066
Deferred revenue	979,097	980,786
Customer deposits	501,670	654,554
Current portion of capital lease obligations	50,583	60,031
Current portion of notes payable	1,224	2,362
Total current liabilities	3,258,645	9,304,483

CAPITAL LEASE OBLIGATIONS, less current portion	33,155	38,217
OTHER DEFERRED LIABILITY	64,812	75,120
DEFERRED REVENUE	100,365	148,002
DERIVATIVE LIABILITIES	1,720,000	-

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 23,179,066 and 31,179,066 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	231,791	311,791
Additional paid-in capital	293,578,584	309,898,584
Accumulated deficit	(274,021,209)	(272,410,281)
Total Hollywood Media Corp. shareholders’ equity	19,789,166	37,800,094
Non-controlling interest	(40,286)	(47,357)
Total shareholders’ equity	19,748,880	37,752,737
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,925,857	$47,318,559

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

[3]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2011	2010

NET REVENUES	$970,873	$1,069,266

OPERATING COSTS AND EXPENSES
Editorial, production, development and technology	626,416	689,166
Selling, general and administrative	1,300,870	906,446
Payroll and benefits	1,016,991	1,279,337
Depreciation and amortization	74,806	159,174

Total operating costs and expenses	3,019,083	3,034,123

Loss from operations	(2,048,210)	(1,964,857)

EARNINGS OF UNCONSOLIDATED INVESTEES	64,101	379,947

OTHER INCOME
Interest, net	269,101	11,055
Other, net	1,709	60,627

Loss from continuing operations	(1,713,299)	(1,513,228)

Gain on sale of discontinued operations, net of income taxes	109,442	180,470
Income of discontinued operations	-	748,718

Income from discontinued operations	109,442	929,188

Net loss	(1,603,857)	(584,040)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(7,071)	(1,789)

Net loss attributable to Hollywood Media Corp.	$(1,610,928)	$(585,829)

Basic and diluted income (loss) per common share
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	0.00	0.03
Total basic and diluted net loss per share	$(0.06)	$(0.02)

Weighted average common and common equivalent shares outstanding – basic and diluted	28,067,957	30,868,745

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

[4]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,603,857)	$(584,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	(109,442)	(929,188)
Depreciation and amortization	74,806	159,174
401(k) stock match	-	11,206
Amortization of deferred compensation costs - officers	18,849	-
Equity in earnings of unconsolidated investees, net of distributions or dividends	(63,125)	(379,947)
Stock compensation expense - employees	-	5,959
Stock compensation expense - officers	-	16,756
Provision for bad debts	(42,003)	61,600
Distributions to subsidiary minority owner	-	(3,185)

Changes in assets and liabilities:
Receivables	115,584	(50,337)
Prepaid expenses	257,271	(416,137)
Other receivables	(109,567)	18,994
Related party receivable	52,584	154,670
Other assets	1,480	-
Accounts payable	98,253	(37,474)
Accrued expenses and other	(363,425)	(100,751)
Deferred revenue	(49,326)	(115,601)
Customer deposits	(152,884)	(26,060)
Other deferred liability	(10,308)	(18,558)
Net cash used in operating activities – continuing operations	(1,885,110)	(2,232,919)
Net cash provided by operating activities – discontinued operations	-	2,146,447
Net cash used in operating activities	(1,885,110)	(86,472)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,011)	(4,331)
Acquisition of intangible assets	(25,300)	-
Net expenditures from sale of assets and businesses	(5,454,522)	(659)
Net cash used in investing activities – continuing operations	(5,508,833)	(4,990)
Net cash used in investing activities – discontinued operations	-	(86,084)
Net cash used in investing activities	(5,508,833)	(91,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under capital lease obligations	(17,500)	(31,607)
Repayments of notes payable	(1,138)	(13,372)
Purchase of tendered common stock	(16,400,000)	-
Net cash used in financing activities – continuing operations	(16,418,638)	(44,979)
Net cash used in financing activities – discontinued operations	-	(8,012)
Net cash used in financing activities	(16,418,638)	(52,991)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,812,581)	(230,537)

CASH AND CASH EQUIVALENTS, beginning of period	$29,406,063	$8,365,224

CASH AND CASH EQUIVALENTS, end of period	$5,593,482	$8,134,687

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$3,684	$7,803
Income taxes paid	$73,025	$1,336

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

[5]

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media”, “our” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  The accompanying financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position, results of operations and cash flows.  The results of operations for the three months ended March 31, 2011 and the cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results of operations or cash flows for the remainder of 2011.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

Loss per Common Share

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic No. 260, “Earnings Per Share” (ASC 260), requires companies to present basic and diluted earnings per share (“EPS”).  Loss per common share is computed by dividing net loss attributable to Hollywood Media Corp. (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period presented.

The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants totaled 85,435 shares for the three months ended March 31, 2011 and such shares were excluded from the calculation of basic and diluted loss per share for the three months ended March 31, 2011, because their impact was anti-dilutive to the loss per share from continuing operations.  Unvested shares are not included in the basic calculation until vesting occurs and are not included in the diluted calculation because they are anti-dilutive.  There were no unvested shares as of March 31, 2011.  There were 233,333 unvested shares as of March 31, 2010.

[6]

Receivables

Receivables consist of unsecured amounts due from customers who have advertised on plasma TV displays, posters, brochures and websites in the Company’s UK business and amounts due from publishers relating to signed contracts in connection with the Company’s Intellectual Property business, to the extent that the earnings process is complete and amounts are realizable.

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses (“Allowance”) resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the estimated collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of customers’ accounts, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The Allowance was $294,740 and $308,713 at March 31, 2011 and December 31, 2010, respectively.  The Allowance is primarily attributable to receivables due from customers of the United Kingdom based companies CinemasOnline Limited, UK Theatres Online Limited, WWW.CO.UK Limited and Spring Leisure Limited (collectively known as “CinemasOnline”).  Although the Company believes its Allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, additional Allowances may be required and the additional Allowances could materially impact the Company’s condensed consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions within the U.K. (See Note 8).

Segment Information

ASC Topic No. 280, “Segment Reporting”, establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.  ASC Topic No. 280 has been applied to the information appearing in Note 7.

Derivative Liabilities

Derivative liabilities are comprised of compensation arrangements for Mitchell Rubenstein, Chairman and CEO of the Company, and Laurie Silvers, Vice Chair and President of the Company relating to their each being entitled to receive 5% of any dividends and other distributions received by the Company on account of its interest in MovieTickets.com, Inc. which includes 5% of any proceeds received by the Company from the sale of any portion of MovieTickets.com.  The Company records compensation derivative liabilities in our accompanying condensed consolidated balance sheet within the “Derivative Liabilities” at fair value. Changes in the fair values of derivative liabilities will be reported in the results of operations for future periods. The Company does not hold any derivative liability financial instruments that reduce risk associated with hedging exposure, accordingly the Company has not designated any of its derivatives liability financial instruments as hedge instruments.

Based upon the collective 10% dividends and other distributions due to Mr. Rubenstein and Ms. Silvers as described above, the Company recorded the compensation as derivative liabilities based upon the independent valuation of Movietickets.com less a non-equity holder rights discount as of March 15, 2011 which is the effective date of the amended and restated employment agreements.  The fair value measurement was $1,720,000 at March 31, 2011 which is recorded as “Derivative Liabilities” in the accompanying condensed consolidated balance sheet.  Changes in the fair values of these liabilities will be reported in the results of operations for future periods.  See Note 6 “Fair Value Measurements” for additional information.

[7]

The Company recorded $1,720,000 as “Deferred compensation” in our accompanying condensed consolidated balance sheet as of March 31, 2011 (representing $860,000 with respect to each of Mr. Rubenstein and Ms. Silvers) as a result of the aforementioned collective 10% distribution participation under the amended employment agreements with them which is being amortized over an expected service period of four years starting from the 91st day (March 15, 2011) from the completion of the Broadway Sale.  The Company expensed $18,849 as a result of this amortization for the three months ended March 31, 2011 and is included in “Payroll and benefits” in the accompanying condensed consolidated statement of operations.

As of March 31, 2011, no distributions on account of this deferred compensation have been paid to either Mr. Rubenstein or Ms. Silvers.

Recent Accounting Pronouncements

Hollywood Media Corp.’s significant accounting policies discussed in Note 2 of its audited consolidated financial statements for our fiscal year ended December 31, 2010 have not changed.

(3)	DISCONTINUED OPERATIONS:

Sale of Broadway Ticketing Division to Key Brand Entertainment, Inc.

On December 15, 2010, Hollywood Media Corp. (“Hollywood Media”) closed its Broadway Ticketing Division (“the Broadway Sale”) through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”), as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand (“the Purchase Agreement”).  There are no material relationships among Hollywood Media and Key Brand or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale, (a) Hollywood Media received (i) $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) a $8,500,000 note (“the Loan”) from Key Brand pursuant to a Second Lien, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”), pursuant to which Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum, with the loan maturing on December 15, 2015, which Loan is collateralized on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, and (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”), and (b) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct.  In addition, Hollywood Media is entitled to receive earn-out payments (“the Earn-out”) of up to $14,000,000 contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement.  As collectability of the Loan, Earn-outs and Warrant is not reasonably assured, they are not included in the “Gain on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statement of operations.  Hollywood Media received a payment of $255,000 of interest from Key Brand during the three months ended March 31, 2011 in accordance with the terms of the Loan which was included in “Interest, net” in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011.

On March 14, 2011 the Company delivered to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital on December 15, 2010, (the “closing date”) determined in the manner described in the Purchase Agreement.  Pursuant to the closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the Purchase Agreement which included $530,102 related to the estimated working capital adjustment delivered at closing to Key Brand.  The accrual was included in “Accrued expenses and other” in our accompanying consolidated balance sheets as of December 31, 2010.  The working capital adjustment of $3,734,106 was paid on March 22, 2011 and included $31,486 of interest which is included in “Gain on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statements of operations for the three months ending March 31, 2011.

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

[8]

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”).  R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the purchase agreement, Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which includes $1,000,000 that was paid to Hollywood Media at closing and potential earn-out payments totaling $9,000,000, of which $1,379,183 has been paid as of March 31, 2011.  Hollywood Media recognized $151,956 and $181,129 in earn-out gain during the three months ended March 31, 2011 and 2010, respectively, which is included in “Income from discontinued operations” in our accompanying condensed consolidated statements of operations.  Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

The earn-out payments equal the greater of 10 percent of gross collected revenue and 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the earn-out is fully paid.  The Company considers the remaining potential earn-out payments to be contingent consideration and non-recourse.  Thus, the Company will not record a receivable and any corresponding gain until the contingencies have been met.  The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable are recorded.  As of March 31, 2011, there remains $7,620,817 in potential earn-out payments.  Hollywood Media has received the earn-out monies in accordance with the payment terms.

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

[9]

(ii)           Totally Hollywood TV, LLC, which owned Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators for the distribution of movie trailers to subscribers of those cable systems.

(4)	COMMON STOCK:

During the three months ended March 31, 2011:

•	See Note 5 regarding our purchase of common stock tendered.

During the three months ended March 31, 2010:

•
On February 19, 2010, Hollywood Media issued 141,410 shares of common stock valued at the December 31, 2009 closing share price of $1.40, or $197,974, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2009.  The 401(k) Plan was terminated in November 2010.

(5)	PURCHASE OF COMMON STOCK TENDERED:

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

(6)	FAIR VALUE MEASUREMENTS:

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the Company’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date, essentially the exit price.  In accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company determines fair value using a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.

The levels of fair value hierarchy are:

Level 1:  Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2:  Observable inputs other than quoted prices included in Level 1, such as (i) quoted prices for similar assets and liabilities in active markets, (ii) quoted prices for identical or similar assets and liabilities in markets that are not active, and (iii) other inputs that are observable or can be corroborated by observable market data.

[10]

Level 3:  Unobservable inputs for which there is little or no market data available.

Within this level of the hierarchy, fair value is based upon the lowest level of any input that is significant to the fair value measurement.  However, the determination of what constitutes “observable” requires significant judgment by the Company.  The Company considers observable data to be market data that is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.  In contrast, the Company considers unobservable data to be data that reflects the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

As described more fully herein in “Note 2.  Summary of Significant Accounting Policies – Derivative Liabilities,” the Company has amended and restated the employment agreements for Mitchell Rubenstein and Laurie Silvers to include a compensation arrangement that includes the right of each to receive 5% of the distributions that the Company receives from its interest in Movietickets.com which includes 5% to each of all proceeds received by the Company from the sale of any portion of Movietickets.com.  As a result, the fair value of the compensation is reflected in the Company’s balance sheet as a derivative liability.  The fair value of the derivative liability was measured at the date that the compensation arrangement was effective, which was 91 days following the Broadway Sale or March 15, 2011 and will be re-measured each subsequent balance sheet date.  Any changes in the fair value of the derivative liability will be recorded as non-operating, non-cash income or expense in the Company’s condensed consolidated statements of operations and at each balance sheet date.

The following table presents the Company’s derivative liability within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3

Derivative liabilities – March 31, 2011	-0-	-0-	$1,720,000

The following table presents a reconciliation of the compensation derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from March 15, 2011 to March 31, 2011:

Compensation
derivative
liability

Balance at March 15, 2011	$-
Recognition of derivative liability	1,720,000
Change in fair value included in earnings	-
Balance at March 31, 2011	$1,720,000

(7)	SEGMENT REPORTING:

Hollywood Media’s reportable segments are Ad Sales, Intellectual Properties, and Other.

[11]

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

The following table provides summary financial information, for continuing operations only, regarding Hollywood Media’s reportable segments:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Net Revenues:
Ad Sales	$742,225	$781,563
Intellectual Properties	228,648	287,703
Other	-	-
	$970,873	$1,069,266

Operating Income (Loss):
Ad Sales	$8,786	$(133,887)
Intellectual Properties	14,237	3,816
Other	(2,071,233)	(1,834,786)
	$(2,048,210)	$(1,964,857)

Capital Expenditures:
Ad Sales	$-	$-
Intellectual Properties	-	-
Other	29,011	4,331
	$29,011	$4,331

Depreciation and
Amortization Expense:
Ad Sales	$17,157	$75,708
Intellectual Properties	164	75
Other	57,485	83,391
	$74,806	$159,174

	March 31,	December 31,
	2011	2010
	(unaudited)
Segment Assets:
Ad Sales	$15,510,382	$15,672,625
Intellectual Properties	319,584	313,664
Other	9,095,891	31,332,270
	$24,925,857	$47,318,559

[12]

(8)	CERTAIN COMMITMENTS AND CONTINGENCIES:

Litigation

Hollywood Media is from time to time, a party to various legal proceedings including matters arising in the ordinary course of business.  Currently the Company is unaware of any actual or threatened litigation against it.

Financial Institution Termination

The Company’s CinemasOnline Business received a letter in Q4-10 seeking to terminate the Company’s ability to process banker’s drafts through a financial institution in the UK that processes substantially all of the UK customers’ banker’s drafts.  To date, there has been no cancellation or termination of this bank account.  The UK bank has agreed to rescind the termination as long as the Company performs certain actions to ensure that no future payments are set up without notice to our customers.  The Company is complying with the bank’s request and considers this matter closed.  As most UK customers advertising agreements with the Company automatically renew, the loss of this UK bank account would require the Company to re-establish each such customers’ contract, and therefore a termination could significantly negatively impact UK operations.

(9)	MOVIETICKETS.COM:

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture.  Hollywood Media accounts for its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.

Hollywood Media recorded its 26.2% share of net income or $63,458 and $380,034 under “Earnings of unconsolidated investees” in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010, respectively.  The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online and the sale of advertising.  There were no dividends declared or received during the three months ended March 31, 2011 and 2010, respectively.

(10)	RELATED PARTY TRANSACTIONS:

Hollywood Media recorded $151,956 in earn-out gain from R&S Investments, LLC during the three months ending March 31, 2011 which is included in “Gain on sale of discontinued operations” recorded in the accompanying condensed consolidated statement of operations.  As of March 31, 2011, the Company has $193,773 included in “Related party receivable” in our accompanying consolidated balance sheet which consisted of $151,956 in earn-out receivable, $18,052 in expense reimbursements from R&S Investments and $23,765 for an expense reimbursement receivable from MovieTickets.com.  Subsequent to March 31, 2011, Hollywood Media received such earn-out amounts and expense reimbursements in accordance with the payment terms.

Hollywood Media recorded $181,129 in earn-out gain from R&S Investments, LLC during the three months ending March 31, 2010 which was offset by $659 of legal expense. As of December 31, 2010, the Company had $299,963 included in “Related party receivables” in our accompanying consolidated balance sheet which consisted of $205,562 in earn-out receivable, $13,829 in expense reimbursements from R&S Investments, LLC and $80,572 for an expense reimbursement receivable from MovieTickets.com.  Hollywood Media received such earn-out and expense reimbursements in accordance with the payment terms.

[13]

R&S Investments, LLC Indemnification

On November 5, 2010, Hollywood.com, LLC, a former subsidiary of the Company, was sued for copyright infringement for the alleged display of unlicensed celebrity photographs on the Hollywood.com website, which is owned by R&S Investments, LLC.  Certain of the celebrity photographs at issue were posted during the time that Hollywood Media Corp. owned Hollywood.com.  Because Hollywood Media owned Hollywood.com during part of the time that the alleged display of unlicensed celebrity photographs on the Hollywood.com website occurred, the possibility exists that Hollywood Media could be subject to claims relating to this matter and other similar claims.  To address the potential risks to Hollywood Media associated with any such claims, in February 2011, Hollywood Media entered into an indemnification agreement with R&S Investments, LLC, whereby R&S Investments, LLC agrees to indemnify and hold Hollywood Media harmless from any and all potential liabilities and claims against Hollywood Media arising from any such claims in exchange for a one-time cash payment by Hollywood Media to R&S Investments, LLC of $350,000.  The indemnification agreement was approved on behalf of the Company by an Independent Committee of the Board of Directors.  The $350,000 was paid out to R&S Investments, LLC on February 8, 2011 and is included in “Selling, general and administrative” in the accompanying condensed consolidated statement of operations.

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

•
After this ninety-day period, Mr. Rubenstein and Ms. Silvers base salaries are each reduced to a nominal amount of $1 per year plus each is entitled to five percent (5%) of the sum of (i) any distributions and other proceeds Hollywood Media receives after such ninety-day period in connection with its ownership interest in MovieTickets.com, Inc. and (ii) certain other amounts that may be received by Hollywood Media from MovieTickets.com, Inc. ((i) and (ii) are referred to herein as the “5% Distribution”).  Upon a sale of Hollywood Media’s interest in MovieTickets.com, Inc., Mr. Rubenstein and Ms. Silvers would each also receive 5% of the proceeds received by Hollywood Media in such sale.  Should the employment agreements be terminated by Hollywood Media without “cause”, by death or by Mr. Rubenstein and/or Ms. Silvers, as applicable, for “good reason” the 5% Distributions and 5% of proceeds upon sale are due to Mr. Rubenstein and Ms. Silvers or their heirs regardless of whether or not Mr. Rubenstein and/or Ms. Silvers continue in the employment of the Company.

•
A deferment by Mr. Rubenstein and Ms. Silvers of $812,501 and $332,189, respectively otherwise due to them as change of control payments upon the consummation of the sale of Theatre Direct (Deferred Change in Control Payments).

[14]

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

From time to time the Company’s Compensation Committee may award discretionary bonuses to Mr. Rubenstein and Ms. Silvers based on their service or performance to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q or that are otherwise made by us or on our behalf about our financial condition, results of operations and business constitute “forward-looking statements,” within the meaning of federal securities laws. Hollywood Media Corp. (“Hollywood Media”, “our”, or “Company”) cautions readers that certain important factors may affect Hollywood Media’s actual results, levels of activity, performance or achievements and could cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements anticipated, expressed or implied by any forward-looking statements that may be deemed to have been made in this Quarterly Report on Form 10-Q or that are otherwise made by or on behalf of Hollywood Media. Without limiting the generality of the foregoing, “forward-looking statements” are typically phrased using words such as “may,” “will,” “should,” “expect,” “plans,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “pro forma” or “continue” or the negative variations thereof or similar expressions or comparable terminology.  Factors that may affect Hollywood Media’s results and the market price of our common stock include, but are not limited to:

[15]

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

•
the possibility of not receiving payments from Key Brand Entertainment Inc. in connection with the sale of our Broadway Ticketing business pursuant to that certain Second Lien Credit Security Pledge Agreement dated as of December 15, 2010, entered into by Theatre Direct NY, Inc., Key Brand Entertainment Inc., and Hollywood Media (the “Credit Agreement”) or pursuant to the potential earn-out under that certain Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand Entertainment Inc. (as amended, the “Purchase Agreement”);

•	the timing and amount of the payments we receive pursuant to the Credit Agreement and the potential earn-out under the Purchase Agreement; and

•
our ability to exercise or put our warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct NY, Inc. issued to us by Theatre Direct NY, Inc. pursuant to the Purchase Agreement.

Hollywood Media is also subject to other risks detailed herein, or detailed in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, and in other filings made by Hollywood Media with the Securities and Exchange Commission.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors, including unknown or unpredictable ones, also could have material adverse effects on our future results.

Because these forward-looking statements are subject to risks and uncertainties, we caution you not to place undue reliance on these statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We do not undertake any responsibility to review or confirm analysts’ expectations or estimates or to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Quarterly Report on Form 10-Q, except as required by law.  As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity or achievements and neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

[16]

Overview

Until December 15, 2010, Hollywood Media was comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties.  Our Broadway Ticketing business was comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct and Theatre.com.  On December 15, 2010, we completed the sale of our Broadway Ticketing Business through the sale of all of the outstanding capital stock of Theatre Direct to Key Brand, as contemplated by the Purchase Agreement.  Following this sale, our business segments for our continuing operations are as follows:

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

Results of Operations

The following discussion and analysis should be read in conjunction with Hollywood Media’s Unaudited Condensed Consolidated Financial Statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the three months ended March 31, 2011 (“Q1-11”) and 2010 (“Q1-10”), respectively:

[17]

		Intellectual
		Properties
	Ad Sales	(a)	Other	Total

Q1-11
(unaudited)

Net Revenues	$742,225	$228,648	$-	$970,873
Operating Expenses	733,439	214,411	2,071,233	3,019,083
Operating Income (Loss)	$8,786	$14,237	$(2,071,233)	$(2,048,210)

% of Total Net Revenue	76%	24%	-	100%

Q1-10
(unaudited)

Net Revenues	$781,563	$287,703	$-	$1,069,266
Operating Expenses	915,450	283,887	1,834,786	3,034,123
Operating Income (Loss)	$(133,887)	$3,816	$(1,834,786)	$(1,964,857)

% of Total Net Revenue	73%	27%	-	100%

a.
Does not include Hollywood Media’s 50% non-controlling interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media’s share of the income (loss) is reported as Equity in Earnings of Unconsolidated Investees.

Results of Discontinued Operations

Sale of Broadway Ticketing Division to Key Brand Entertainment, Inc.

On December 15, 2010, Hollywood Media Corp. (“Hollywood Media”) completed the sale of its Broadway Ticketing Division (“the Broadway Sale”) through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”), as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand (“the Purchase Agreement”).  There are no material relationships among Hollywood Media and Key Brand or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale, (a) Hollywood Media received (i) $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) a $8,500,000 note (“the Loan”) from Key Brand pursuant to a Second Lien, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”), pursuant to which Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum, with the loan maturing on December 15, 2015, which Loan is collateralized on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, and (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”), and (b) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct.  In addition, Hollywood Media is entitled to receive earn-out payments (“the Earn-out”) of up to $14,000,000 contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement.  As collectability of the Loan, Earn-outs and Warrant is not reasonably assured, they are not included in the “Gain on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statement of operations.  Hollywood Media received a payment of $255,000 of interest from Key Brand during the three months ended March 31, 2011 in accordance with the terms of the Loan which was included in “Interest, net” in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011.

[18]

On March 14, 2011 the Company delivered to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital on December 15, 2010, (the “closing date”) determined in the manner described in the Purchase Agreement.  Pursuant to the closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the Purchase Agreement which included $530,102 related to the estimated working capital adjustment delivered at closing to Key Brand.  The accrual was included in “Accrued expenses and other” in our accompanying consolidated balance sheets as of December 31, 2010.  This working capital adjustment of $3,734,106 was paid on March 22, 2011 and included $31,486 of interest which is included in “Gain on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statements of operations for the three months ending March 31, 2011.

Hollywood Media has also agreed to provide certain transition services to Key Brand and Theatre Direct for a six-month period ending on June 15, 2010 following the closing of the Broadway Sale.

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

Broadway Ticketing Division financial results for all periods presented prior to December 15, 2010 have been reclassified from continuing operations and included in discontinued operations.  For additional information about this transaction, see Note 3 “Discontinued Operations” on the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “Purchase Agreement”) with R&S Investments, LLC (“Purchaser”) for the sale of the Hollywood.com Business.  The Purchaser is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the Purchase Agreement, Hollywood Media sold the Hollywood.com Business to Purchaser for a potential purchase price of $10.0 million, which includes $1.0 million in cash which was paid to Hollywood Media at closing and potential earn-out payments totaling $9.0 million. During the three months ending March 31, 2011 and 2010, Hollywood Media recorded $151,956 and $181,129 respectively, in earn-out income under this agreement.  As of the filing of this Quarterly Report on Form 10-Q, the earn-out receivable was collected in full in accordance with the payment terms.  As of March 31, 2011, there remains $7,620,817 in potential earn-out payments pursuant to this agreement.  The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators.   For additional information about this transaction, see Note 3 “Discontinued Operations” on the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

[19]

NET REVENUES

Total net revenues were $970,873 for Q1-11 as compared to $1,069,266 for Q1-10, a decrease of $98,393, or 9%.  The decrease in net revenue from Q1-10 to Q1-11 is primarily the result of a $39,338 decrease in Ad Sales revenue and a $59,055 decrease in Intellectual Property revenue.

Ad Sales division net revenues were $742,225 for Q1-11 as compared to $781,563 for Q1-10, a decrease of $39,338 or 5%.  The decrease in Ad Sales revenues in Q1-11 from Q1-10 is primarily attributable to a decrease in UK advertising sales of $39,338, which includes: a decrease in plasma advertising revenue of $33,327 along with a decrease of $6,011 in brochure and web advertising.  The decrease is primarily attributable to the adverse economic conditions in the UK.

Net revenues from our Intellectual Properties division were $228,648 for Q1-11 as compared to $287,703 for Q1-10, a decrease of 21% or $59,055.  The decrease in revenues in Q1-11 as compared to Q1-10 was attributable to the timing of the delivery of manuscripts.  The Intellectual Properties division generates revenues from several different activities including intellectual property licensing and book development.  Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers.  Revenues are recognized when the earnings process is complete and the ultimate collection of such revenues is no longer subject to contingencies.  This division does not include NetCo Partners, which is reported separately; see “Equity in Earnings (losses) of Unconsolidated Investees” below.

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES

Earnings (losses) of unconsolidated investees consisted of the following:

	Three Months Ended
	March 31,
	(unaudited)
	2011	2010

NetCo Partners (a)	$643	$(87)
MovieTickets.com (b)	63,458	380,034
	$64,101	$379,947

(a) NetCo Partners

NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method. Hollywood Media’s 50% share of income of NetCo Partners was $643 for Q1-11, as compared to $87 loss for Q1-10.  The increase in income in Q1-11 as compared to Q1-10 was primarily due to recoveries in Q1-11 of accounts receivable losses.

[20]

(b) MovieTickets.com

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media recorded $63,458 in income from its investment in MovieTickets.com for Q1-11.  Hollywood Media recorded $380,034 in income from its investment in MovieTickets.com for Q1-10.  The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online, the sale of advertising and research fees.  There were no dividends declared or received during Q1-11 or Q1-10.

OPERATING EXPENSES

Editorial, Production, Development and Technology.  Editorial, production, development and technology costs include commissions, royalties, media buying, production services and internet access for CinemasOnline and fees and royalties paid to authors and co-editors for the Intellectual Properties segment.  Editorial, production, development and technology costs were $626,416 for Q1-11 as compared to $689,166 for Q1-10, a decrease of $62,750 or 9%.  As a percentage of revenues from our Ad Sales and Intellectual Properties segments, these costs were 65% and 64% for Q1-11 and Q1-10, respectively.   The Q1-11 decrease compared to Q1-10 was due primarily from a $43,205 decrease in the Ad Sales segment.  The decrease in the Ad Sales segment consisted of a decrease of $27,579 in royalties, a decrease of $14,710 in production services, a decrease of $1,457 in commissions, and a decrease of $732 in media buying, offset by an increase of $1,273 in internet connectivity fees.  In addition, there was a $19,545 decrease in the Intellectual Properties segment operating expenses due to a decrease in payments to writers and co-editors.

Selling, General and Administrative.

Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising  representative firms and other parties).  SG&A expenses for Q1-11 were $1,300,870 compared to $906,446 for Q1-10, an increase of $394,424 or 44%.   As a percentage of net revenue, SG&A expenses were 134% in Q1-11 compared to 85% in Q1-10.

The increase in SG&A expense in Q1-11 as compared to Q1-10 was due primarily to increases in the following: legal expense was increased by $477,900 primarily due to the $350,000 indemnification payment as well as approximately $101,000 in legal fees and other costs associated with the purchase of common stock tendered, $55,000 increase in contributions and sponsorships and $41,000 increase in shareholder relations expense associated with the purchase of common stock tendered.  These increases are offset by decreases in the following: bad debt expense was reduced by $103,600, accounting fees were reduced by $84,700, and occupancy expense was reduced by $31,900.  For additional information see Note 10 – Related Party Transactions and Note 5 – Purchase of Common Stock Tendered in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Payroll and Benefits.

Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.

[21]

Payroll and benefits expenses for Q1-11 were $1,016,991 compared to $1,279,337 for Q1-10, a decrease of $262,346 or 21%.   As a percentage of net revenues, payroll and benefits expenses were approximately 105% for Q1-11 and 120% for Q1-10.

The decrease in Q1-11 as compared to Q1-10 was primarily due to the following: a decrease in executive payroll of $101,400, a decrease in payroll of the accounting department of $91,400, a decrease of $56,900 in payroll in the legal department and an overall reduction in intellectual properties payroll of $42,400.  These were offset by an increase in the information technology payroll of $32,900.  Hollywood Media has agreed to provide certain transition services to Key Brand and Theatre Direct relating to the Broadway Ticketing Business following the closing of the Broadway Sale for a six-month period ending on June 15, 2011, when it then plans on reducing the Company’s work force.  Pursuant to that agreement, Key Brand reimbursed Hollywood Media in Q1-11 for some of its accounting and information technology payroll and related expenses.  The decrease in executive payroll is primarily due to a $75,000 decrease in Q1-11 from Q1-10 of bonuses along with a $17,000 decrease in expense associated with restricted stock in Q1-10 vs. zero in Q1-11, since all such stock was completely vested as of Q4-10 due to the Broadway Sale.  The Company terminated the employment of one legal and one information technology personnel in Q1-11.

Depreciation and amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, leasehold improvements, and equipment under capital leases and amortization of intangible assets.  Depreciation and amortization expense was $74,806 for Q1-11 and $159,174 for Q1-10.  The decrease of $84,368 or 53% in Q1-11 from Q1-10 was primarily due to the following: (i) a $33,420 decrease due to an intangible asset in CinemasOnline becoming fully amortized during Q4-10; (ii) a $12,612 decrease due to reduced leasehold improvements depreciation because of a change in location of the corporate office and the balance is due to fixed assets becoming fully depreciated during or prior to Q1-11.

Interest, net.

Interest, net was $269,101 of income for Q1-11 as compared to $11,055 of income for Q1-10.  The increase of $258,046 in interest, net in fiscal Q1-11 as compared to Q1-10 was primarily attributable to the interest on the Loan to the purchaser of the Broadway Ticketing Division.  The note has an interest rate of 12% per annum and matures on December 15, 2015.  For additional information, see Note 3 - Discontinued Operations in the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $5,593,482 at March 31, 2011 as compared to $29,406,063 at December 31, 2010.  Our net working capital (defined as current assets less current liabilities) was $4,317,600 at March 31, 2011 as compared to $21,981,818 at December 31, 2010.

Net cash used in operating activities from continuing operations during Q1-11 was $1,885,110, which was primarily attributable to losses from continuing operations, indemnification payment made to R&S Investments of $350,000 and costs associated with the purchase of common stock tendered.  By comparison, net cash used in continuing operations during Q1-10 was $2,232,919.

[22]

Net cash used in investing activities from continuing operations during Q1-11 was $5,508,833 primarily used to pay Key Brand a working capital adjustment of $3,734,106 in connection with the sale of the Broadway Ticketing business and for payments of $1,740,040 in payroll related bonuses due to the Broadway Sale in Q4-10.  By comparison, net cash used in continuing investing activities during Q1-10 was $4,990.

Net cash used in financing activities from continuing operations during Q1-11 was $16,418,638, which cash usage was primarily for the purchase of common stock tendered.  By comparison, net cash used in continuing financing activities during Q1-10 was $44,979.  See Note 5 – Purchase of Common Stock Tendered for additional information.

Sale of Broadway Ticketing Division to Key Brand Entertainment, Inc.

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale:

•	Hollywood Media received $20.5 million in cash (including $0.5 million pursuant to the estimated working capital adjustment described in the Purchase Agreement);

•
Hollywood Media received a promissory note of $8.5 million from Key Brand at an interest rate of 12% per annum, which obligation matures on December 15, 2015 and is secured on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries;

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

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which included $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. Since August 21, 2008, $1,379,183 in earn-out payments were paid to Hollywood Media through March 31, 2011 and, therefore, there remains, as of March 31, 2011, $7,620,817 in potential earn-out payments.

[23]

Commencing October 1, 2009, R&S Investments is contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive five percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business in fiscal 2009, representing the entire balance of the escrow.  As of March 31, 2011, Hollywood Media recorded a $170,008 related party receivable for earn-out earned and expense reimbursement by R&S Investments.  Subsequent to March 31, 2011, Hollywood Media has received the earn-out and expense reimbursement amounts in accordance with the payment terms.

For additional information about the sale of the Broadway Ticketing Business and the Hollywood.com business transactions, see Note 3 “Discontinued Operations” in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Purchase of Common Stock Tendered

On February 25, 2011, Hollywood Media announced the final results of a tender offer to purchase up to 8,000,000 shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest) which expired on February 18, 2011.  Hollywood Media accepted 8,000,000 shares for purchase for a total cost of approximately $16.4 million.  The number of shares properly tendered and not withdrawn was 24,157,429.  Accordingly, payment was made for approximately 33% of the tendered shares, and the rest of the tendered shares were withdrawn from the tender offer.  Immediately following the purchase of the tendered shares, Hollywood Media had approximately 23,179,066 shares outstanding.  For additional information see Note 5 – Purchase of Common Stock Tendered in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Capital Expenditures

Hollywood Media’s capital expenditures during the three months ended March 31, 2011 were approximately $29,000.  We currently anticipate that additional capital expenditures during 2011 will total approximately $100,000 including various system and equipment upgrades.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program under which Hollywood Media may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock.  See Part II, Item 2, of this Quarterly Report on Form 10-Q for information about stock repurchases by Hollywood Media during the first quarter of fiscal 2011.

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

[24]

Off-Balance Sheet Arrangements

At March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K.  As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph (a) (4) of Item 303 of Sec Regulation S-K regarding “off-balance sheet arrangements.”

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

Derivative Liabilities

Derivative liabilities are comprised of compensation arrangements for Mitchell Rubenstein, Chairman and CEO of the Company, and Laurie Silvers, Vice Chair and President of the Company relating to their each being entitled to receive 5% of any dividends and other distributions received by the Company on account of its interest in MovieTickets.com, Inc. which includes 5% of any proceeds received by the Company from the sale of any portion of MovieTickets.com.  The Company records compensation derivative liabilities in our accompanying condensed consolidated balance sheet within the “Derivative Liabilities” at fair value. Changes in the fair values of derivative liabilities will be reported in the results of operations for future periods. The Company does not hold any derivative liability financial instruments that reduce risk associated with hedging exposure, accordingly the Company has not designated any of its derivatives liability financial instruments as hedge instruments.  For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 2 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and Note 2 to the Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2010.

[25]

Allowance and Reserves

Hollywood Media maintains an allowance for doubtful accounts and a reserve on notes receivable for estimated losses resulting from the inability of its customers or debtors to make required payments. The Company’s accounting for doubtful accounts and reserve on notes receivable contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers and debtors, creditworthiness of specific customers and debtors, historical trends and other information. The allowance for doubtful accounts was $294,740 and $308,713 at March 31, 2011 and December 31, 2010, respectively.  The allowance is primarily attributable to receivables due from customers of CinemasOnline.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. The Company’s $8.5 million note receivable from Key Brand Entertainment in connection with the Company’s sale of its Broadway Ticketing business has been fully reserved.  Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic regions.

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

As prescribed by ASC 350, we completed the transitional goodwill impairment test by the second quarter of fiscal 2002 which did not result in an impairment charge.  Additionally, Hollywood Media established October 1 as its annual impairment test date and conducted required testing on that date during fiscal 2010 and 2009.  As part of our fiscal 2008 annual impairment evaluation, the Company determined that the goodwill associated with its CinemasOnline business should be written off, and, accordingly, the Company recorded an impairment loss of $2,871,700.  In addition, the Company recorded $653,000 in additional impairment to goodwill recorded after our 2001 acquisition of Always Independent Entertainment Corp. and our Intellectual Properties segment.  During the second quarter of 2009 the Company determined that $5,000,000 of the goodwill associated with its MovieTickets.com business should be written down based on discounted cash flow being below carrying value and accordingly recorded an impairment loss of $5,000,000.  For additional information see Note 14 – Investments in and Advances to Equity Method Unconsolidated Investees in the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.  At March 31, 2011, we are not aware of any additional items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  The goodwill recorded in the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010 was $14,595,783.  At March 31, 2011 and December 31, 2010 goodwill represented 59% and 31%, respectively, of total assets, which is all related to the Ad Sales reporting unit.  The fair value of the Ad Sales reporting unit exceeded the carrying value as of the test date by approximately 11%.  Future changes in estimates used to conduct the impairment review, including revenue projections, market values and low discount rates could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.

[26]

During the period from November 21, 2008 to May 21, 2009, the Company’s market capitalization periodically fell below the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company.   We considered the periodic decline in our market capitalization to be temporary and based on general economic conditions and a decline in general investor confidence throughout the market and not based on any events or conditions specific to us.  The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting unit’s fair value, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting unit that contains goodwill at March 31, 2011 and December 31, 2010 exceeded the book value of that reporting unit.

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

[27]

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer (principal executive officer) and the Chief Accounting Officer (principal financial and accounting officer), of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Accounting Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of March 31, 2011, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosure.

As previously reported in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on April  14, 2011, management assessed the effectiveness of Hollywood Media’s internal control over financial reporting as of December 31, 2010 and included its Report on Internal Control Over Financial Reporting in such Annual Report on Form 10-K for the year ended December 31, 2010.  The Report on Internal Control over Financial Reporting concluded the following deficiencies in the Company’s CinemasOnline and Intellectual Properties businesses constitute material weaknesses in the Company’s internal control over financial reporting:

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

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of March 31, 2011, Hollywood Media had not remediated these material weaknesses.

[28]

Changes in Internal Control over Financial Reporting

There have been no changes in Hollywood Media’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, Hollywood Media’s internal control over financial reporting.

[29]

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Management has not identified any material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the quarter ended March 31, 2011, in transactions that were not registered under the Securities Act of 1933.

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

Pursuant to the repurchase program, Hollywood Media is authorized to purchase shares of its common stock from time to time on the open market or in negotiated transactions. The purchases are to be funded from available cash and cash equivalents, and the timing and amount of any shares repurchased will be determined by Hollywood Media’s management based on its evaluation of financial and market conditions, legal requirements and other factors. The repurchase program has no time limit and may be suspended for periods or discontinued at any time, and there is no guarantee as to the number of shares or the amount of cash to be utilized for repurchases. Repurchased shares will become authorized but unissued shares of Hollywood Media’s common stock.  For additional information relating to the stock repurchase program, see “Liquidity and Capital Resources – Purchase of Common Stock Tendered” in Part 1, Item 2 of this Quarterly Report on Form 10-Q.

On January 18, 2011, Hollywood Media announced that it commenced a tender offer to purchase up to 9,000,000 shares of its common stock at a price of $2.00 per share, less any applicable withholding taxes and without interest.  On February 3, 2011, Hollywood Media announced that it was modifying its tender offer originally announced on January 18, 2011 and that Hollywood Media was now offering to purchase up to 8,000,000 shares of its common stock at a price of $2.05 per share, less any applicable withholding taxes and without interest.  Hollywood Media’s tender offer expired at 5:00 pm Eastern standard time on February 18, 2011.  On February 25, 2011, Hollywood Media purchased 8,000,000 shares of its common stock at $2.05 per share (less any applicable withholding taxes and without interest) pursuant to its tender offer.  For additional information relating to the tender offer, see Note 5 “Purchase of Common Stock Tendered” in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1, of this Quarterly Report on Form 10-Q.

[30]

The following table provides information with respect to common stock purchases by Hollywood Media during the first quarter of 2011.

							Maximum
					Total Number of		Approximate
					Shares Purchased		Dollar Value of Shares
					as Part of Publicly		that May Yet Be
	Total Number of		Average Price		Announced Plans		Purchased Under the
Period	Shares Purchased		Paid Per Share		or Programs		Plans or Programs

January 1, 2011 through January 31, 2011	-		-		-		$20,697,843	(1)

February 1, 2011 through February 28, 2011	8,000,000	(2)	$2.05	(2)	8,000,000	(2)	$2,697,843	(3)

March 1, 2011 through March 31, 2011	-		-		-		$2,697,843	(4)

Total	8,000,000		$2.05		8,000,000		$2,697,843	(4)

(1)
As of January 31, 2011, (i) the maximum approximate dollar value of shares that may have been purchased under the repurchase program initially announced on October 1, 2007 was $2,697,843 (calculated by subtracting (A) the total price paid for all shares purchased under the repurchase program from inception through January 31, 2011 of $7,302,157, from (B) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the plan) and (ii) the maximum approximate dollar value of shares that may have been purchased under the tender offer initially announced on January 18, 2011 was $18,000,000 (calculated by multiplying (A) 9,000,000 shares (the number of shares which Hollywood Media offered to purchase in the tender offer as of January 31, 2011) by (B) $2.00 per share (the purchase price per share being offered as of January 31, 2011).  The tender offer was modified on February 3, 2011 to reduce the maximum number of shares Hollywood Media offered to purchase in the tender offer to 8,000,000 shares and increase the purchase price to $2.05 per share.  The tender offer expired at 5:00 p.m. Eastern Standard time, on February 18, 2011.

(2)
On February 25, 2011, Hollywood Media purchased 8,000,000 shares of its common stock at $2.05 per share (less any applicable withholding taxes and without interest) pursuant to its tender offer initially announced on January 18, 2011 and modified on February 3, 2011.

(3)
As of February 28, 2011, the maximum approximate dollar value of shares that may have been purchased under the repurchase program initially announced on October 1, 2007 was $2,697,843 calculated by subtracting (i) the total price paid for all shares purchased under the repurchase program from inception through February 28, 2011 of $7,302,157, from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the plan.

(4)
As of March 31, 2011, the maximum approximate dollar value of shares that may have been purchased under the repurchase program initially announced on October 1, 2007 was $2,697,843 calculated by subtracting (i) the total price paid for all shares purchased under the repurchase program from inception through March 31, 2011 of $7,302,157, from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the plan.

[31]

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.  (Removed and Reserved.)

ITEM 5.  OTHER INFORMATION

Item 1.01 of Form 8-K Entry into a Material Definitive Agreement.

The information set forth below in Item 5.02(e) of Form 8-K regarding the No. 2 Amendments to Amended and Restated Employment Agreements entered into on May 13, 2011 between Hollywood Media and each of Mitchell Rubenstein, Hollywood Media’s Chairman and Chief Executive Officer, and Laurie S. Silvers, Hollywood Media’s President and Secretary, is hereby incorporated by reference into this Item 1.01 of Form 8-K.

Item 5.02(e) of Form 8-K  Compensatory Arrangements of Certain Officers.

On May 13, 2011, Hollywood Media entered into (i) Amendment No. 2 to Amended and Restated Employment Agreement with Mitchell Rubenstein, Hollywood Media’s Chairman and Chief Executive Officer (the “Rubenstein No. 2 Amendment”), and (ii) Amendment No. 2 to Amended and Restated Employment Agreement with Laurie S. Silvers, Hollywood Media’s President and Secretary (the “Silvers No. 2 Amendment,” and together with the Rubenstein No. 2 Amendment, the “No. 2 Amendments”).  The No. 2 Amendments amend the respective Amended and Restated Employment Agreements, dated as of December 22, 2008, between Hollywood Media and each of Mr. Rubenstein and Ms. Silvers (the “Original Agreements”), as amended by the respective Amendments to Amended and Restated Employment Agreements, dated as of December 23, 2009, between Hollywood Media and each of Mr. Rubenstein and Ms. Silvers (the “No. 1 Amendments”).

The No. 2 Amendments make clear that while each of Mr. Rubenstein and Ms. Silvers remains an employee of Hollywood Media that each of them continue to be entitled to a $650 per month automobile allowance and an opportunity to receive performance or merit bonuses and equity-based incentives as shall be determined from time to time by the Compensation Committee of Hollywood Media’s Board of Directors or by Hollywood Media’s Board of Directors.

Except as otherwise specifically set forth in the No. 2 Amendments, all provisions of the Original Agreements and the No. 1 Amendments that are not amended by the No. 2 Amendments remain in full force and effect.  The foregoing summary of the No. 2 Amendments and the transactions contemplated by the No. 2 Amendments do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Rubenstein No. 2 Amendment and the Silvers No. 2 Amendment, each of which are respectively filed as Exhibit 10.1 and 10.2 hereto and are incorporated by reference into this Item 5.02(e).

[32]

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of May 13, 2011 by and between Hollywood Media Corp. and Mitchell Rubenstein.

10.2	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of May 13, 2011 by and between Hollywood Media Corp. and Laurie S. Silvers.

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Accounting Officer (principal financial and accounting officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Accounting Officer (principal financial and accounting officer) pursuant to 18 U.S.C. 1350.

[33]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.

Date: May 16, 2011	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief
Executive Officer (Principal executive officer)

Date: May 16, 2011	By:	/s/ Scott Gomez
Scott Gomez, Chief Accounting Officer
(Principal financial and accounting officer)

[34]