Form 10-Q
period 2011-06-30
HOLLYWOOD MEDIA CORP
filed 2011-08-15
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

Commission File No. 1-14332

HOLLYWOOD MEDIA CORP.
(Exact name of registrant as specified in its charter)

Florida	65-0385686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2255 Glades Road, Suite 221A
Boca Raton, Florida	33431
(Address of principal executive offices)	(zip code)

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

Yes ☐  No ☒

As of July 31, 2011, there were 23,179,068 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Consolidated Statements of Operations (unaudited) for the Six and Three Months ended June 30, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19-32

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4.	CONTROLS AND PROCEDURES	33

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	34

ITEM 1A.	RISK FACTORS	34

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34-35

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	35

ITEM 4.	(Removed and Reserved)	35

ITEM 5.	OTHER INFORMATION	35

ITEM 6.	EXHIBITS	35

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,563,010	$29,406,063
Receivables, net	336,558	465,079
Prepaid expenses	876,543	1,055,972
Other receivables	1,227,666	59,224
Related party receivable	194,609	299,963
Current portion of deferred compensation	430,000	-
Total current assets	7,628,386	31,286,301

PROPERTY AND EQUIPMENT, net	397,442	455,436
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	1,133,472	955,065
INTANGIBLE ASSETS, net	22,887	7,549
GOODWILL	14,595,783	14,595,783
OTHER ASSETS	17,288	18,425
DEFERRED COMPENSATION, less current portion	1,163,651	-
TOTAL ASSETS	$24,958,909	$47,318,559

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$774,840	$802,684
Accrued expenses and other	960,433	6,804,066
Deferred revenue	844,146	980,786
Customer deposits	534,257	654,554
Current portion of capital lease obligations	35,787	60,031
Current portion of notes payable	-	2,362
Total current liabilities	3,149,463	9,304,483

CAPITAL LEASE OBLIGATIONS, less current portion	26,441	38,217
OTHER DEFERRED LIABILITY	55,736	75,120
DEFERRED REVENUE	100,071	148,002
DERIVATIVE LIABILITIES	1,720,000	-

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 23,179,068 and
31,179,066 shares issued and outstanding at June 30, 2011 and
December 31, 2010, respectively	231,791	311,791
Additional paid-in capital	293,578,584	309,898,584
Accumulated deficit	(273,892,597)	(272,410,281)
Total Hollywood Media Corp. shareholders’ equity	19,917,778	37,800,094
Non-controlling interest	(10,580)	(47,357)
Total shareholders’ equity	19,907,198	37,752,737
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,958,909	$47,318,559

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

NET REVENUES	$2,086,694	$2,007,701	$1,115,821	$938,435

OPERATING COSTS AND EXPENSES
Editorial, production, development and technology	1,405,415	1,329,794	778,999	640,628
Selling, general and administrative	2,001,125	2,104,424	700,255	1,197,978
Payroll and benefits	1,918,152	2,310,705	901,161	1,031,368
Depreciation and amortization	142,068	307,785	67,262	148,611

Total operating costs and expenses	5,466,760	6,052,708	2,447,677	3,018,585

Loss from operations	(3,380,066)	(4,045,007)	(1,331,856)	(2,080,150)

EARNINGS OF UNCONSOLIDATED INVESTEES	179,383	548,868	115,282	168,921

OTHER INCOME
Interest, net	520,856	11,404	251,755	349
Other, net	1,133,546	124,434	1,131,837	63,807

(Loss) income from continuing operations	(1,546,281)	(3,360,301)	167,018	(1,847,073)

Gain (loss) on sale of discontinued operations, net of Income taxes	99,303	325,444	(10,139)	144,974
Income from discontinued operations	-	2,640,759	-	1,892,041

Income (loss) from discontinued operations	99,303	2,966,203	(10,139)	2,037,015

Net (loss) income	(1,446,978)	(394,098)	156,879	189,942

NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(35,338)	14,700	(28,267)	16,489

Net (loss) income attributable to Hollywood Media Corp.	$(1,482,316)	$(379,398)	128,612	206,431

Basic and diluted income (loss) per common share
Continuing operations	$(0.06)	$(0.11)	$0.01	$(0.06)
Discontinued operations	-	0.10	-	0.07
Total basic and diluted net loss per share	$(0.06)	$(0.01)	$0.01	$0.01

Weighted average common and common equivalent
shares outstanding – basic	25,610,007	30,907,452	23,179,068	30,945,735

Weighted average common and common equivalent
shares outstanding – diluted	25,610,007	30,907,452	23,179,068	31,179,068

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,446,978)	$(394,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	(99,303)	(2,966,203)
Depreciation and amortization	142,068	307,785
401(k) stock match	-	24,455
Amortization of deferred compensation costs - officers	126,349	-
Equity in earnings of unconsolidated investees, net of distributions or dividends	(178,407)	(520,333)
Stock compensation expense - employees	-	11,557
Stock compensation expense - officers	-	33,698
Provision for bad debts	31,329	135,956
Distributions to subsidiary minority owner	-	(12,985)

Changes in assets and liabilities:
Receivables	98,633	(146,623)
Prepaid expenses	179,429	(565,440)
Other receivables	(1,168,442)	10,814
Related party receivable	51,748	69,418
Other assets	1,137	-
Accounts payable	(133,403)	(415,044)
Accrued expenses and other	(122,567)	196,957
Deferred revenue	(184,571)	(183,923)
Customer deposits	(120,297)	6,961
Other deferred liability	(19,384)	(100,969)
Net cash used in operating activities – continuing operations	(2,842,659)	(4,508,017)
Net cash provided by operating activities – discontinued operations	-	547,508
Net cash used in operating activities	(2,842,659)	(3,960,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(72,806)	(8,778)
Acquisition of intangible assets	(25,300)	-
Net expenditures from sale of assets and businesses	(5,464,661)	322,123
Net cash (used in) provided by investing activities – continuing operations	(5,562,767)	313,345
Net cash used in investing activities – discontinued operations	-	(152,299)
Net cash (used in) provided by investing activities	(5,562,767)	161,046

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under capital lease obligations	(35,265)	(8,048)
Repayments of notes payable	(2,362)	(85,887)
Purchase of tendered common stock	(16,400,000)	-
Net cash used in financing activities – continuing operations	(16,437,627)	(93,935)
Net cash used in financing activities – discontinued operations	-	(16,553)
Net cash used in financing activities	(16,437,627)	(110,488)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,843,053)	(3,909,951)

CASH AND CASH EQUIVALENTS, beginning of period	$29,406,063	$8,365,224

CASH AND CASH EQUIVALENTS, end of period	$4,563,010	$4,455,273

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$14,968	$19,800
Income taxes paid	$73,054	$1,336

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)           BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media”, “our” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  The accompanying financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position, results of operations and cash flows.  The results of operations for the six and three months ended June 30, 2011 and the cash flows for the six months ended June 30, 2011 are not necessarily indicative of the results of operations or cash flows for the remainder of 2011.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

Loss per Common Share

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 260, “Earnings Per Share” (ASC 260), requires companies to present basic and diluted earnings per share (“EPS”).  Loss per common share is computed by dividing net loss attributable to Hollywood Media Corp. (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period presented.

The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options and warrants totaled 80,435 shares for the six months ended June 30, 2011 and such shares were excluded from the calculation of basic and diluted loss per share for the six months ended June 30, 2011, because their impact was anti-dilutive to the loss per share from continuing operations.  Unvested shares are not included in the basic calculation until vesting occurs and are not included in the diluted calculation because they are anti-dilutive.  There were no unvested shares as of June 30, 2011.  There were 233,333 unvested shares as of June 30, 2010.

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	25,610,007	30,907,452	23,179,068	30,945,735
Effect of dilutive unvested restricted stock	-	-	-	233,333
Dilutive weighted average shares outstanding	25,610,007	30,907,452	23,179,068	31,179,068

Unvested restricted stock which are not included in the
calculation of diluted income (loss) per share because their
impact is anti-dilutive	-	233,333	-	-

Options to purchase shares of Common Stock and other
stock-based awards outstanding which are not included in the calculation of diluted income (loss) per share because their
impact is anti-dilutive	80,435	1,104,689	80,435	1,104,689

Receivables

Receivables consist of unsecured amounts due from customers who have advertised on plasma TV displays, posters, brochures and websites in the Company’s U.K. business and amounts due from publishers relating to signed contracts in connection with the Company’s Intellectual Property business, to the extent that the earnings process is complete and amounts are realizable.

Other Receivables

Other Receivables consists primarily of the $1.5 million key-man life insurance policy on the life of the Chief Executive Partner of Tekno Books, Dr. Martin Greenberg, who died during the second quarter of 2011.  The proceeds of the policy were paid in July 2011 with 50%, or $750,000, to Hollywood Media and 50%, or $750,000, to Tekno Books (which is 51% owned by Hollywood Media).  There is a dispute with the Estate of Martin Greenberg as to whether the $750,000 distributed to Tekno Books should instead have been paid to Hollywood Media.  Hollywood Media believes that pursuant to the amended and restated partnership agreement of Tekno Books, the entire $1.5 million in policy proceeds are due to Hollywood Media.   Pending the resolution of such dispute, a reserve in the amount of $367,500 (representing the Estate’s 49% ownership interest in Tekno Books multiplied by the $750,000 in insurance proceeds which were paid to Tekno Books) was established.  There is no dispute as to the $750,000 payment on the policy which was made to Hollywood Media in July 2011.

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses (“Allowance”) resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the estimated collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of customers’ accounts, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The Allowance was $270,436 and $308,713 at June 30, 2011 and December 31, 2010, respectively.  The Allowance is primarily attributable to receivables due from customers of the United Kingdom based companies CinemasOnline Limited, U.K. Theatres Online Limited, WWW.CO.U.K. Limited and Spring Leisure Limited (collectively known as “CinemasOnline”).  Although the Company believes its Allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, additional Allowances may be required and the additional Allowances could materially impact the Company’s condensed consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions within the U.K. (See Note 8).

Segment Information

ASC Topic No. 280, “Segment Reporting”, establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.  ASC Topic No. 280 has been applied to the information appearing in Note 7.

Derivative Liabilities

Derivative liabilities are comprised of the compensation arrangements for Mitchell Rubenstein, Chairman and CEO of the Company, and Laurie Silvers, Vice Chair and President of the Company relating to their each being entitled to receive 5% of any dividends and other distributions received by the Company on account of its interest in MovieTickets.com, Inc. which includes 5% of any proceeds received by the Company from the sale of all or any portion of MovieTickets.com.  The Company records compensation derivative liabilities in our accompanying condensed consolidated balance sheet within the “Derivative Liabilities” at fair value. Changes in the fair values of derivative liabilities will be reported in the results of operations for future periods. The Company does not hold any derivative liability financial instruments that reduce risk associated with hedging exposure, accordingly the Company has not designated any of its derivatives liability financial instruments as hedge instruments.

Based upon the collective 10% dividends and other distributions due to Mr. Rubenstein and Ms. Silvers as described above, the Company recorded the compensation as derivative liabilities based upon the independent valuation of MovieTickets.com less a non-equity holder rights discount as of March 15, 2011 which was the effective date of the amended and restated employment agreements.  The initial fair value measurement of $1,720,000 which is recorded as “Derivative Liabilities” in the accompanying condensed consolidated balance sheet was unchanged at June 30, 2011.  Changes in the fair values of these liabilities will be reported in the results of operations for future periods.  See Note 6 “Fair Value Measurements” for additional information.

The Company initially recorded $1,720,000 as “Deferred compensation” in our accompanying condensed consolidated balance sheet (representing $860,000 with respect to each of Mr. Rubenstein and Ms. Silvers) as a result of the aforementioned collective 10% distribution participation under the amended employment agreements with them which is being amortized over an expected service period of four years starting from the 91st day (March 15, 2011) from the completion of the Broadway Sale.  The Company expensed $126,349 and $107,500 respectively, as a result of this amortization for the six and three months ended June 30, 2011 and is included in “Payroll and benefits” in the accompanying condensed consolidated statement of operations.

As of June 30, 2011, no distributions on account of this deferred compensation have been paid to either Mr. Rubenstein or Ms. Silvers.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the IASB ("the Boards") on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The ASU is effective during interim and annual periods beginning after December 15, 2011 and its adoption is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements.

Hollywood Media’s significant accounting policies discussed in Note 2 of its audited consolidated financial statements for our fiscal year ended December 31, 2010 have not changed.

(3)           DISCONTINUED OPERATIONS:

Sale of Broadway Ticketing Division to Key Brand Entertainment, Inc.

On December 15, 2010, Hollywood Media Corp. (“Hollywood Media”) completed and closed on the sale of its Broadway Ticketing Division (the “Broadway Sale”) through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”), as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand (the “Purchase Agreement”).  There are no material relationships among Hollywood Media and Key Brand or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale, (a) Hollywood Media received (i) $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) a $8,500,000 note (the “Loan”) from Key Brand pursuant to a Second Lien, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”), pursuant to which Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum, with the loan maturing on December 15, 2015, which Loan is collateralized on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, and (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”), and (b) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct.  In addition, Hollywood Media is entitled to receive earn-out payments (the “Earn-out”) of up to $14,000,000 contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement.  As collectability of the Loan, Earn-outs and Warrant is not reasonably assured, they are not included in the “Gain on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statement of operations.  Hollywood Media received payments of $512,833 and $257,833 of interest from Key Brand during the six and three months ended June 30, 2011, respectively, in accordance with the terms of the Loan which was included in “Interest, net” in the accompanying condensed consolidated statements of operations for the six and three months ended June 30, 2011.

On March 14, 2011 the Company delivered to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital on December 15, 2010, (the “closing date”) determined in the manner described in the Purchase Agreement.  Pursuant to the closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the Purchase Agreement which included $530,102 related to the estimated working capital adjustment delivered at closing to Key Brand.  The accrual was included in “Accrued expenses and other” in our accompanying consolidated balance sheets as of December 31, 2010.  The working capital adjustment of $3,734,106 was paid on March 22, 2011 and included $31,486 of interest which is included in “Gain on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statements of operations for the six months ending June 30, 2011.

In connection with the Credit Agreement, Hollywood Media and Key Brand entered into a Subordination and Intercreditor Agreement, dated December 15, 2010 (the “Intercreditor Agreement”), with JP Morgan Chase Bank, N.A., as administrative agent for the senior secured lenders of Key Brand, which defines the rights and obligations of the senior secured lenders and Hollywood Media as subordinated creditor, including, without limitation, the rights of payment and the subordination of the security interests of Hollywood Media.  Hollywood Media also agreed to provide certain transition services to Key Brand and Theatre Direct for a six-month period which ended on June 15, 2011.

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”).  R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the R&S purchase agreement (the “R&S Purchase Agreement”), Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which includes $1,000,000 that was paid to Hollywood Media at closing and potential earn-out payments totaling $9,000,000, of which $1,531,139 has been paid to Hollywood Media as of June 30, 2011.  Hollywood Media recognized $304,499 and $152,543 in earn-out gain during the six and three months ended June 30, 2011, respectively, and $326,103 and $144,974 in earn-out gain during the six and three months ended June 30, 2010, respectively, which is included in “Income from discontinued operations” in our accompanying condensed consolidated statements of operations.  Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

The earn-out payments equal the greater of 10 percent of gross collected revenue and 90 percent of EBITDA (as defined in the R&S Purchase Agreement) for the Hollywood.com Business until the earn-out is fully paid.  The Company considers the remaining potential earn-out payments to be contingent consideration and non-recourse.  Thus, the Company will not record a receivable and any corresponding gain until the contingencies have been met.  The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable are recorded.  As of June 30, 2011, there remains $7,468,861 in potential earn-out payments.  Hollywood Media has received the earn-out monies in accordance with the payment terms.

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

During the six months ended June 30, 2011:

•	See Note 5 regarding our purchase of common stock tendered.

During the year ended December 31, 2010:

•
On February 19, 2010, Hollywood Media issued 141,410 shares of common stock valued at the December 31, 2009 closing share price of $1.40, or $197,974, for payment of Hollywood Media’s 401(k) employer match for the calendar year 2009.  The 401(k) plan was terminated in November, 2010.

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

As described more fully herein in “Note 2.  Summary of Significant Accounting Policies – Derivative Liabilities,” the Company and Mitchell Rubenstein and Laurie S. Silvers entered into amended and restated employment agreements which include a compensation arrangement that includes the right of each to receive 5% of all of the distributions that the Company receives from its interest in MovieTickets.com which includes 5% to each of all proceeds received by the Company from the sale of all or any portion of MovieTickets.com.  As a result, the fair value of the compensation is reflected in the Company’s balance sheet as derivative liabilities.  The fair value of the derivative liabilities were measured at the date that the compensation arrangement was effective, which was 91 days following the Broadway Sale or March 15, 2011, and will be re-measured each subsequent balance sheet date.  Any changes in the fair value of the derivative liabilities will be recorded as non-operating, non-cash income or expense in the Company’s condensed consolidated statements of operations and at each balance sheet date.  The initial fair value measurement of $1,720,000 was unchanged at June 30, 2011 which is recorded as “Derivative Liabilities” in the accompanying condensed consolidated balance sheet.

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3

Derivative liabilities – June 30, 2011	-0-	-0-	$1,720,000

The following table presents a reconciliation of the compensation derivative liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from March 15, 2011 to June 30, 2011:

Compensation
derivative
liabilities

Balance at December 31, 2010	$-
Recognition of derivative liabilities – March 15, 2011	1,720,000
Change in fair value included in earnings	-
Balance at June 30, 2011	$1,720,000

(7)           SEGMENT REPORTING:

Hollywood Media’s reportable segments are Ad Sales, Intellectual Properties, and Other.

The Ad Sales segment sells advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues, and on cinema and theater websites in the U.K. and Ireland.  This segment also includes Hollywood Media’s investment in MovieTickets.com.

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

The following table provides summary financial information, for continuing operations only, regarding Hollywood Media’s reportable segments:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues:
Ad Sales	$1,397,571	$1,513,117	$655,346	$731,554
Intellectual Properties	689,123	494,584	460,475	206,881
Other	-	-	-	-
	$2,086,694	$2,007,701	$1,115,821	$938,435

Operating Income (Loss):
Ad Sales	$(161,407)	$(290,298)	$(170,193)	$(156,411)
Intellectual Properties	75,026	(34,898)	60,789	(38,714)
Other	(3,293,685)	(3,719,811)	(1,222,452)	(1,885,025)
	$(3,380,066)	$(4,045,007)	$(1,331,856)	$(2,080,150)

Capital Expenditures:
Ad Sales	$8,306	$-	$8,306	$-
Intellectual Properties	6,140	-	6,140	-
Other	58,360	8,778	29,349	4,447
	$72,806	$8,778	$43,795	$4,447

Depreciation and
Amortization Expense:
Ad Sales	$29,429	$142,512	$12,272	$66,804
Intellectual Properties	327	149	163	74
Other	112,312	165,124	54,827	81,733
	$142,068	$307,785	$67,262	$148,611

	June 30,	December 31,
	2011	2010
	(unaudited)
Segment Assets:
Ad Sales	$15,392,062	$15,672,625
Intellectual Properties	430,065	313,664
Other	9,136,782	31,332,270
	$24,958,909	$47,318,559

(8)        CERTAIN COMMITMENTS AND CONTINGENCIES:

Litigation

Hollywood Media is from time to time, a party to various legal proceedings including matters arising in the ordinary course of business.  Currently the Company is unaware of any actual or threatened litigation against it.

Financial Institution Termination

The Company’s CinemasOnline Business in the U.K. received a letter in Q1-11 seeking to terminate the Company’s ability to process banker’s drafts through a financial institution in the U.K. that processes substantially all of the U.K. customers’ banker’s drafts.  To date, there has been no cancellation or termination of this bank account.  The U.K. bank has agreed to rescind the termination as long as the Company performs certain actions to ensure that no future payments are set up without notice to our customers.  The Company is complying with the bank’s request and considers this matter closed.  As most U.K. customers advertising agreements with the Company automatically renew, the loss of this U.K. bank account would require the Company to re-establish each such customers’ contract, and therefore a termination could significantly negatively impact U.K. operations.

(9)           MOVIETICKETS.COM:

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com, Inc. joint venture.  Hollywood Media accounts for its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.

Hollywood Media recorded its 26.2% share of net income or $179,068 and $115,610 under “Earnings of unconsolidated investees” in the accompanying condensed consolidated statement of operations for the six and three months ended June 30, 2011, respectively.  The Company recorded $520,748 and $140,714 in earnings of unconsolidated investees for the six and three months ended June 30, 2010, respectively.  The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online and the sale of advertising.  There were no dividends declared or received during the six and three months ended June 30, 2011 or June 30, 2010, respectively.  For a description of the MovieTickets.com dividend received by Hollywood Media on July 19, 2011, see Note 11 “Subsequent Events” to these unaudited condensed consolidated financial statements.

(10)          RELATED PARTY TRANSACTIONS:

Hollywood Media recorded $304,499 and $152,543 in earn-out gain from R&S Investments during the six and three months ended June 30, 2011 which is included in “Gain on sale of discontinued operations” recorded in the accompanying condensed consolidated statement of operations.  As of June 30, 2011, the Company has $194,609 included in “Related party receivable” in our accompanying consolidated balance sheet which consisted of $152,543 in earn-out receivable, $23,075 in expense reimbursements from R&S Investments and $18,991 for an expense reimbursement receivable from MovieTickets.com.  Subsequent to June 30, 2011, Hollywood Media received such earn-out amounts and expense reimbursements in accordance with the payment terms.

Hollywood Media recorded $326,103 and $144,974 in earn-out gain from R&S Investments during the six and three months ended June 30, 2010 which was offset by $659 of legal expense. As of December 31, 2010, the Company had $299,963 included in “Related party receivables” in our accompanying consolidated balance sheet which consisted of $205,562 in earn-out receivable, $13,829 in expense reimbursements from R&S Investments and $80,572 for an expense reimbursement receivable from MovieTickets.com.  Hollywood Media received such earn-out and expense reimbursements in accordance with the payment terms.

R&S Investments, LLC Indemnification

              On November 5, 2010, Hollywood.com, LLC, a former subsidiary of the Company, was sued for copyright infringement for the alleged display of unlicensed celebrity photographs on the Hollywood.com website, which is owned by R&S Investments.  Certain of the celebrity photographs at issue were posted during the time that Hollywood Media Corp. owned Hollywood.com.  Because Hollywood Media owned Hollywood.com during part of the time that the alleged display of unlicensed celebrity photographs on the Hollywood.com website occurred, the possibility exists that Hollywood Media could be subject to claims relating to this matter and other similar claims.  To address the potential risks to Hollywood Media associated with any such claims, in February 2011, Hollywood Media entered into an indemnification agreement with R&S Investments, whereby R&S Investments agrees to indemnify and hold Hollywood Media harmless from any and all potential liabilities and claims against Hollywood Media arising from any such claims in exchange for a one-time cash payment by Hollywood Media to R&S Investments of $350,000.  The indemnification agreement was approved on behalf of the Company by an Independent Committee of the Board of Directors.  The $350,000 was paid to R&S Investments on February 8, 2011 and is included in “Selling, general and administrative” in the accompanying condensed consolidated statement of operations.

Amended and Restated Employment Agreements of Mr. Rubenstein and Ms. Silvers

On December 23, 2009, (i) Hollywood Media and Mitchell Rubenstein entered into an amendment to his amended and restated employment agreement and (ii) Hollywood Media and Laurie S. Silvers entered into an amendment to her amended and restated employment agreement (hereafter, collectively referred to as “Amendments to Employment Agreements”).  The Amendments to Employment Agreements provide for, among other things, the following:

•	For a period of ninety days after the closing of the sale of Theatre Direct, Mr. Rubenstein’s and Ms. Silvers’ compensation continues in accordance with then existing terms.

•
After this ninety-day period, Mr. Rubenstein and Ms. Silvers base salaries are each reduced to a nominal amount of $1 per year plus each is entitled to five percent (5%) of the sum of (i) any distributions and other proceeds Hollywood Media receives after such ninety-day period in connection with its ownership interest in MovieTickets.com, Inc. and (ii) certain other amounts that may be received by Hollywood Media from MovieTickets.com, Inc. ((i) and (ii) are referred to herein as the “5% Distribution”).  Upon a sale of Hollywood Media’s interest in MovieTickets.com, Inc., Mr. Rubenstein and Ms. Silvers would each also receive 5% of the proceeds received by Hollywood Media in such sale.  Should the employment agreements be terminated by Hollywood Media without “cause”, by death or by Mr. Rubenstein and/or Ms. Silvers, as applicable, for “good reason”, the 5% Distributions and 5% of proceeds upon sale are due to Mr. Rubenstein and Ms. Silvers or their heirs regardless of whether or not Mr. Rubenstein and/or Ms. Silvers continue in the employment of the Company.

•
A deferment by Mr. Rubenstein and Ms. Silvers of $812,501 and $332,189, respectively, otherwise due to them as change of control payments upon the consummation of the sale of Theatre Direct (collectively, the “Deferred Change in Control Payments”).

The Amendments to Employment Agreements also provide that if Mr. Rubenstein and/or Ms. Silvers, continue to be employed by Hollywood Media on the first anniversary (Sale Anniversary) of the sale of Theatre Direct (or if such employment is terminated on or before the Sale Anniversary by Hollywood Media without “cause” or by Mr. Rubenstein and/or Ms. Silvers, as applicable, for “good reason”), and Hollywood Media receives payments from the buyer of Theatre Direct under either (i) the Promissory Note or (ii) an earn-out provision (Earn-out),  they will be entitled to their Deferred Change in Control Payments.  Specifically, up to one-half of the Deferred Change in Control Payments would be due upon collections under the Promissory Note, on a pro-rata basis, and up to one-half of the Deferred Change in Control Payments would be due upon certain collections of the Earn-out, on a pro-rata basis.  These amounts will be due to Mr. Rubenstein, Ms. Silvers and/or their heirs regardless of whether or not Mr. Rubenstein and/or Ms. Silvers continue in the employment of Hollywood Media after the Sale Anniversary.  The Deferred Change in Control Payments would be due according to the following schedule:

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

(11)          SUBSEQUENT EVENTS:

MovieTickets.com Dividend

On July 18, 2011 MovieTickets.com declared a dividend of $4,000,000. Hollywood Media received its 26.2% pro rata share of such dividend, amounting to $1,048,875 on July 19, 2011.  Hollywood Media distributed on July 19, 2011 $52,444 of such dividend distribution, representing 5% of Hollywood Media’s share of the dividends, to each of Mr. Rubenstein and Ms. Silvers in accordance with their amended and restated employment agreements dated December 23, 2009.  For a description of the amended and restated employment agreements to Mr. Rubenstein and Ms. Silvers, see Note 10, “Related Party Transactions” to these unaudited condensed consolidated financial statements.

Tekno Books

Mitchell Rubenstein was appointed Chief Executive Partner of Tekno Books (which is 51% owned by Hollywood Media) on July 21, 2011 due to the death on June 25, 2011 of Tekno Books’ then Chief Executive Partner, Dr. Martin Greenberg.  In July 2011, Hollywood Media and Tekno Books each received a $750,000 payment from a key-man life insurance policy resulting from Dr. Greenberg’s death.  For additional information about the $1.5 million proceeds from the key-man life insurance policy, see Note 2 “Summary of Significant Accounting Policies” to these unaudited condensed consolidated financial statements.

Investment

On July 25, 2011, Hollywood Media entered into an agreement to invest in a limited partnership, with a commitment of up to $250,000, of which $50,000 was funded on July 29, 2011, which the limited partnership plans to invest in early stage Internet companies focused primarily in the media and entertainment industries.  The Co-Founder and Managing Partner of such limited partnership is also a Co-Chair of MovieTickets.com and another shareholder of MovieTickets.com is an investor in said limited partnership.  Mitchell Rubenstein is a member of the Investment Advisory Board of such limited partnership and has no other interest in such limited partnership.

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

•
the possibility of not receiving payments from Key Brand Entertainment Inc. in connection with the sale of our Broadway Ticketing business pursuant to that certain Second Lien Credit Security and Pledge Agreement dated as of December 15, 2010, entered into by Theatre Direct NY, Inc., Key Brand Entertainment Inc., and Hollywood Media (the “Credit Agreement”) or pursuant to the potential earn-out under that certain Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand Entertainment Inc. (as amended, the “Purchase Agreement”);

•	the impact of Dr. Martin Greenberg’s death on the ability of Tekno Books to maintain relationships it has with certain authors and publishers;

•	the timing and amount of the payments we receive pursuant to the Credit Agreement and the potential earn-out under the Purchase Agreement; and

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

Overview

Until December 15, 2010, Hollywood Media was comprised of various businesses focusing primarily on online ticket sales, deriving revenue primarily from Broadway, Off-Broadway and London’s West End ticket sales to individuals and groups, as well as advertising and book development license fees and royalties.  Our Broadway Ticketing business was comprised of Broadway.com, 1-800-BROADWAY, Theatre Direct and Theatre.com.  On December 15, 2010, we completed the sale of our Broadway Ticketing Business through the sale of all of the outstanding capital stock of Theatre Direct to Key Brand, as contemplated by the Purchase Agreement.  Following this sale, our business segments for our continuing operations are as follows:

•
Ad Sales – includes U.K. Theatres Online (formerly CinemasOnline), which sells advertising on plasma TV displays throughout the U.K. and Ireland, on lobby display posters, movie brochure booklets and ticket wallets distributed in cinemas, live theater and other entertainment venues in the U.K. and Ireland.

•
Intellectual Properties – owns or controls the exclusive rights to certain intellectual properties created by best-selling authors and media celebrities, which it licenses for book and other media.  This segment includes a 51% interest in Tekno Books, which is a book development business, and this segment does not include our 50% interest in NetCo Partners, for purposes of this discussion and analysis.

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

Results of Operations

The following discussion and analysis should be read in conjunction with Hollywood Media’s Unaudited Condensed Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the six months ended June 30, 2011 (“Y2-11”) and 2010 (“Y2-10”) and the three months ended June 30, 2011 (“Q2-11”) and 2010 (“Q2-10”), respectively:

		Intellectual
		Properties
	Ad Sales	(a)	Other	Total

Y2-11
(unaudited)

Net Revenues	$1,397,571	$689,123	$-	$2,086,694
Operating Expenses	1,558,978	614,097	3,293,685	5,466,760
Operating Income (Loss)	(161,407)	$75,026	$(3,293,685)	$(3,380,066)

% of Total Net Revenue	67%	33%	-%	100%

Y2-10
(unaudited)

Net Revenues	$1,513,117	$494,584	$-	$2,007,701
Operating Expenses	1,803,415	529,482	3,719,811	6,052,708
Operating Income (Loss)	$(290,298)	$(34,898)	$(3,719,811)	$(4,045,007)

% of Total Net Revenue	75%	25%	-%	100%

		Intellectual
		Properties
	Ad Sales	(a)	Other	Total

Q2-11
(unaudited)

Net Revenues	$655,346	$460,475	$-	$1,115,821
Operating Expenses	825,539	399,686	1,222,452	2,447,677
Operating Income (Loss)	$(170,193)	$60,789	$(1,222,452)	$(1,331,856)

% of Total Net Revenue	59%	41%	-%	100%

		Intellectual
		Properties
	Ad Sales	(a)	Other	Total

Q2-10
(unaudited)

Net Revenues	$731,554	$206,881	$-	$938,435
Operating Expenses	887,965	245,595	1,885,025	3,018,585
Operating Income (Loss)	$(156,411)	$(38,714)	$(1,885,025)	$(2,080,150)

% of Total Net Revenue	78%	22%	-%	100%

a.
Does not include Hollywood Media’s 50% non-controlling interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media’s share of the income (loss) is reported as Equity in Earnings of Unconsolidated Investees.

Results of Discontinued Operations

Sale of Broadway Ticketing Division to Key Brand Entertainment, Inc.

On December 15, 2010, Hollywood Media Corp. (“Hollywood Media”) completed the sale of its Broadway Ticketing Division (the “Broadway Sale”) through the sale of all of the outstanding capital stock of Theatre Direct NY, Inc. (“Theatre Direct”) to Key Brand Entertainment Inc. (“Key Brand”), as contemplated by the Stock Purchase Agreement, dated as of December 22, 2009, entered into between Hollywood Media and Key Brand (the “Purchase Agreement”).  There are no material relationships among Hollywood Media and Key Brand or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale, (a) Hollywood Media received (i) $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) a $8,500,000 note (the “Loan”) from Key Brand pursuant to a Second Lien, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”), pursuant to which Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum, with the loan maturing on December 15, 2015, which Loan is collateralized on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, and (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”), and (b) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct.  In addition, Hollywood Media is entitled to receive earn-out payments (the “Earn-out”) of up to $14,000,000 contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement.  As collectability of the Loan, Earn-outs and Warrant is not reasonably assured, they are not included in the “Gain on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statement of operations.  Hollywood Media received  payments of $512,883 and $257,833 of interest from Key Brand during the six and three months ended June 30, 2011, respectively, in accordance with the terms of the Loan which was included in “Interest, net” in the accompanying condensed consolidated statements of operations for the six and three months ended June 30, 2011.

On March 14, 2011 the Company delivered to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital on December 15, 2010, (the “closing date”) determined in the manner described in the Purchase Agreement.  Pursuant to the closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the Purchase Agreement which included $530,102 related to the estimated working capital adjustment delivered at closing to Key Brand.  The accrual was included in “Accrued expenses and other” in our consolidated balance sheets as of December 31, 2010.  This working capital adjustment of $3,734,106 was paid on March 22, 2011 and included $31,486 of interest which is included in “Gain on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2011.

Hollywood Media agreed to provide certain transition services to Key Brand and Theatre Direct for a six-month period which ended on June 15, 2011.

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

The financial results of our Broadway Ticketing Division for all periods presented prior to December 15, 2010 have been reclassified from continuing operations and included in discontinued operations.  For additional information about this transaction, see Note 3 “Discontinued Operations” on the Notes to the Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “R&S Purchase Agreement”) with R&S Investments, LLC (“Purchaser” and “R&S Investments”) for the sale of the Hollywood.com Business.  The Purchaser is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the R&S Purchase Agreement, Hollywood Media sold the Hollywood.com Business to Purchaser for a potential purchase price of $10.0 million, which includes $1.0 million in cash which was paid to Hollywood Media at closing and potential earn-out payments totaling $9.0 million. During the six and three months ended June 30, 2011, Hollywood Media recorded $357,518 and $151,956, respectively, in earn-out income under this agreement.  As of the filing of this Quarterly Report on Form 10-Q, the earn-out receivable was collected in full in accordance with the payment terms.  As of June 30, 2011, there remains $7,468,861 in potential earn-out payments pursuant to this agreement.  The Hollywood.com Business included the Hollywood.com website and related URLs and celebrity fan websites and Hollywood.com Television, a free video on demand service distributed pursuant to annual affiliation agreements with certain cable operators.   For additional information about this transaction, see Note 3 “Discontinued Operations” on the Notes to the Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

NET REVENUES

Total net revenues were $2,086,694 for Y2-11 as compared to $2,007,701 for Y2-10, an increase of $78,993 or 4% and $1,115,821 for Q2-11 as compared to $938,435 for Q2-10, an increase of $177,386, or 19%.  The increase in net revenue for Y2-11 as compared to Y2-10 was primarily due to the result of a $194,539 increase in Intellectual Property revenue offset by a $115,546 decrease in Ad Sales revenue.  The increase in net revenue for Q2-11 as compared to Q2-10 is primarily the result of a $253,954 increase in Intellectual Property revenue offset by a $76,208 decrease in Ad Sales revenue.

Ad Sales division net revenues were $1,397,571 for Y2-11 as compared to $1,513,117 for Y2-10, a decrease of $115,546 or 8%, and such net revenues were $655,346 for Q2-11 as compared to $731,554 for Q2-10, a decrease of $76,208 or 10%.  The decrease in Ad Sales net revenues for Y2-11 as compared to Y2-10 is attributable primarily to a decrease in U.K. advertising sales of $115,546, which includes: a decrease in plasma advertising revenue of $70,859 and a decrease of $44,687 in brochure and web advertising.  The decrease in Ad Sales net revenues for Q2-11 as compared to Q2-10 was primarily attributable to a decrease in U.K. advertising sales of $76,208, which includes: a decrease in plasma advertising revenue of $37,532 and a decrease of $38,676 in brochure and web advertising.  These decreases are primarily attributable to the adverse economic conditions in the U.K.

Net revenues from our Intellectual Properties division were $689,123 for Y2-11 as compared to $494,584 for Y2-10, an increase of 39% or $194,539, and such net revenues were $460,475 for Q2-11 as compared to $206,881 for Q2-10, an increase of 123% or $253,594.  The increase in net revenues from our Intellectual Properties division in Y2-11 as compared to Y2-10 and Q2-11 as compared to Q2-10 was attributable to the timing of royalty payments received.  The Intellectual Properties division generates revenues from several different activities including intellectual property licensing and book development.  Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers.  Revenues are recognized when the earnings process is complete and the ultimate collection of such revenues is no longer subject to contingencies.  This division does not include NetCo Partners, which is reported separately; see “Equity in Earnings (losses) of Unconsolidated Investees” below.

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES

Earnings (losses) of unconsolidated investees consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010

NetCo Partners (a)	$315	$28,120	$(328)	$28,207
MovieTickets.com (b)	179,068	520,748	115,610	140,714
	$179,383	$548,868	$115,282	$168,921

(a) NetCo Partners

NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method. Hollywood Media’s 50% share of income of NetCo Partners was essentially $0 for Y2-11 and Q2-11, as compared to $28,120 and $28,207 for Y2-10 and Q2-10, respectively.

(b) MovieTickets.com

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media recorded $179,068 and $115,610 under “Equity in earnings of unconsolidated investees” in the accompanying condensed consolidated statement of operations for the six and three months ended June 30, 2011 respectively, from its investment in MovieTickets.com for Q2-11.  Hollywood Media recorded $520,748 and $140,714 in income from its investment in MovieTickets.com for Y2-10 and Q2-10, respectively.  The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online, and the sale of advertising.  There were no dividends declared or received during Y2-11 or Y2-10.  On July 18, 2011 MovieTickets.com declared a dividend of $4,000,000.  Hollywood Media received its 26.2% pro rata share of such dividend, amounting to $1,048,875 on July 19, 2011.

OPERATING EXPENSES

Editorial, Production, Development and Technology.  Editorial, production, development and technology costs include commissions, royalties, media buying, production services and internet access for CinemasOnline and fees and royalties paid to authors and co-editors for the Intellectual Properties segment.  Editorial, production, development and technology costs were $1,405,415 for Y2-11 as compared to $1,329,794 for Y2-10, an increase of $75,621 or 6%, and $778,999 for Q2-11 as compared to $640,628 for Q2-10, an increase of $138,371 or 22%.  As a percentage of revenues from our Ad Sales and Intellectual Properties segments, these costs were 67% and 66% for Y2-11 and Y2-10 respectively, and 70% and 68% for Q2-11 and Q2-10, respectively.  The increase in Q2-11 as compared to Q2-10 was due primarily to a $141,457 increase in the Intellectual Properties segment due to an increase in payments to writers and co-editors.  The Y2-11 increase compared to Y2-10 was due primarily from the above-mentioned increase in the Intellectual Properties segment partially offset by a decrease in the Ad Sales segment.

Selling, General and Administrative.

Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising  representative firms and other parties).  SG&A expenses for Y2-11 were $2,001,125 compared to $2,104,424 for Y2-10, a decrease of $103,299 or 5%.  SG&A expenses for Q2-11 were $700,255 compared to $1,197,978 for Q2-10, a decrease of $497,723 or 42%.   As a percentage of net revenue, SG&A expenses were 96% in Y2-11 compared to 105% in Y2-10 and 63% in Q2-11 compared to 128% in Q1-10.

The decrease in SG&A expenses in Y2-11 as compared to Y2-10 was due primarily to the following: bad debt expense was reduced by $126,190, accounting fees were reduced by $186,354, and occupancy expense was reduced by $143,424.  These decreases were partially offset by the following: legal expense increased by $280,066 primarily due to the $350,000 indemnification payment to R&S Investments and $101,000 in legal fees and other costs associated with the purchase of common stock under Hollywood Media’s tender offer, partially offset by decreased legal expenses for general corporate matters.

The decrease in SG&A expenses for Q2-11 as compared to Q2-10 was primarily due to decreased legal expenses of $192,665 for general corporate matters as well as reduced accounting fees.

Payroll and Benefits.

Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.

Payroll and benefits expenses for Y2-11 were $1,918,152 compared to $2,310,705 for Y2-10, a decrease of $392,553 or 17%.  Payroll and benefits expenses for Q2-11 were $901,161 compared to $1,031,368 for Q2-10, a decrease of $130,207 or 13%.  As a percentage of net revenues, payroll and benefits expenses were approximately 92% for Y2-11 and 115% for Y2-10, and 81% for Q2-11 and 110% for Q2-10.

The decrease in Y2-11 in payroll and benefits as compared to Y2-10 was primarily due to the following: a decrease in executive payroll of $167,000, a decrease in payroll of the accounting department of $35,200, and a decrease of $115,900 in payroll in the legal department.  Hollywood Media agreed to provide certain transition services to Key Brand and Theatre Direct relating to the Broadway Ticketing Business following the closing of the Broadway Sale for a six-month period which ended on June 15, 2011, at which time Hollywood Media reduced its work force.  Pursuant to that agreement, Key Brand reimbursed Hollywood Media in Y2-11 for some of its accounting and information technology payroll and related expenses.  The decrease in executive payroll is primarily due to a $100,000 decrease in Y2-11 from Y2-10 and a $34,000 decrease in expense associated with the vesting of restricted stock in Y2-10 vs. zero in Y2-11, since all such restricted stock was completely vested as of Q4-10 due to the Broadway Sale.

The decrease in payroll and benefits expenses in Q2-11 as compared to Q2-10 was primarily due to the following: a decrease in executive payroll of $65,600, a decrease in payroll of the accounting department of $40,900, a decrease of $59,000 in payroll in the legal department, and an overall reduction in the Intellectual Properties division payroll of $42,400.

Depreciation and amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, leasehold improvements, and equipment under capital leases and amortization of intangible assets.  Depreciation and amortization expense was $142,068 for Y2-11 and $307,785 for Y2-10, and $67,262 for Q2-11 and $148,611 for Q1-10.

The decrease in depreciation and amortization expense of $165,717 or 54% in Y2-11 from Y2-10 was primarily due to the following: (i) a $66,840 decrease due to an intangible asset in CinemasOnline becoming fully amortized during Q4-10; and (ii) a $25,512 decrease due to reduced leasehold improvements amortization because of a change in location of the corporate office to a less expensive rental space and the balance is due to fixed assets becoming fully depreciated during or prior to Q1-11.

The decrease in depreciation and amortization expense of $81,349 or 55% in Q2-11 from Q2-10 was primarily due to the following: (i) a $33,420 decrease due to an intangible asset in CinemasOnline becoming fully amortized during Q4-10; and (ii) a $12,900 decrease due to reduced leasehold improvements amortization because of a change in location of the corporate office to a less expensive rental space and the balance is due to fixed assets becoming fully depreciated during or prior to Q1-11.

Interest, net.

Interest, net was $520,856 of income for Y2-11 as compared to $11,404 of income for Y2-10.  Interest, net was $251,755 of income for Q2-11 as compared to $349 of income for Q2-10.  The increase of $509,452 in interest, net in Y2-11 as compared to Y2-10 and the increase of $251,406 in interest, net in fiscal Q2-11 as compared to Q2-10 was primarily attributable to the interest on the $8,500,000 note received by Hollywood Media from the purchaser of the Broadway Ticketing Division.  The note has an interest rate of 12% per annum and matures on December 15, 2015.  For additional information, see Note 3 - Discontinued Operations in the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Other, net.

Other, net was $1,133,546 for Y2-11 as compared to $124,434 for Y2-10.  Other, net was $1,313,837 for Q2-11 as compared to $63,807 for Q2-10.  The increase of $1,009,112 in other, net in Y2-11 as compared to Y2-10 and the increase of $1,068,030 in other, net in Q2-11 as compared to Q2-10 was primarily attributable to the $1.5 million proceeds received in July 2011 from the key-man life insurance, minus a $367,500 reserve held on the life of the Chief Executive Partner of Tekno Books, Dr. Martin Greenberg.    Dr. Greenberg died during the second quarter of 2011.  The proceeds of the policy were paid 50% to Hollywood Media and 50% to Tekno Books, which is 51% owned by Hollywood Media.  For additional information about the $1.5 million proceeds from the key-man life insurance policy and the $367,500 reserve, see Note 2 “Summary of Significant Accounting Policies” to these unaudited condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $4,563,010 at June 30, 2011 as compared to $29,406,063 at December 31, 2010.  Our net working capital (defined as current assets less current liabilities) was $4,478,923 at June 30, 2011 as compared to $21,981,818 at December 31, 2010.

Net cash used in operating activities from continuing operations during Y2-11 was $2,842,659 which was primarily attributable to losses from continuing operations, the indemnification payment of $350,000 to R&S Investments and costs associated with the purchase of common stock tendered in Hollywood Media’s tender offer.  By comparison, net cash used in continuing operations during Y2-10 was $4,508,017.

Net cash provided by investing activities from continuing operations during Y2-11 was $5,562,767, primarily used to pay Key Brand a working capital adjustment of $3,734,106 in connection with the sale of the Broadway Ticketing Business and for payment of $1,740,040 in payroll related bonuses due to the Broadway Sale in Q4-10 pursuant to employment agreements.  By comparison, net cash used in continuing investing activities during Y2-10 was $313,345.

Net cash used in financing activities from continuing operations during Y2-11 was $16,437,626, which cash usage was primarily for the purchase of common stock tendered in Hollywood Media’s tender offer.  By comparison, net cash used in continuing financing activities during Y2-10 was $93,935.  See Note 5, Purchase of Common Stock Tendered for additional information.

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

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which included $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. Since August 21, 2008, $1,531,139 in earn-out payments were paid to Hollywood Media through June 30, 2011 and, therefore, there remains, as of June 30, 2011, $7,468,861 in potential earn-out payments.

Commencing October 1, 2009, R&S Investments was contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive five percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business in fiscal 2009, representing the entire balance of the escrow.  As of June 30, 2011, Hollywood Media recorded a $152,543 related party receivable for earn-out earned by R&S Investments.  Subsequent to June 30, 2011, Hollywood Media has received the earn-out amounts in accordance with the payment terms.

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

Capital Expenditures

Hollywood Media’s capital expenditures during the six and three months ended June 30, 2011 were $72,806 and $43,795, respectively.  We currently anticipate that additional capital expenditures during 2011 will total approximately $100,000 including various system and equipment upgrades.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program (the “Repurchase Program”) under which Hollywood Media may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock.  See Part II, Item 2, of this Quarterly Report on Form 10-Q for information about stock repurchases by Hollywood Media during the second quarter of fiscal 2011.

Pursuant to the Repurchase Program, Hollywood Media is authorized to purchase shares of its common stock from time to time on the open market or in negotiated transactions. The purchases are to be funded from available cash and cash equivalents, and the timing and amount of any shares repurchased will be determined by Hollywood Media’s management based on its evaluation of financial and market conditions, legal requirements and other factors. The Repurchase Program has no time limit and may be suspended for periods or discontinued at any time, and there is no guarantee as to the number of shares or the amount of cash to be utilized for repurchases. Shares repurchased under the Repurchase Program will become authorized but unissued shares of Hollywood Media’s common stock.

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K.  As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K regarding “off-balance sheet arrangements.”

Critical Accounting Estimates

In response to the SEC’s Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to asset impairment, accruals for compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Derivative Liabilities

Derivative liabilities are comprised of compensation arrangements for Mitchell Rubenstein, Chairman and CEO of the Company, and Laurie Silvers, Vice Chair and President of the Company, relating to their each being entitled to receive 5% of any dividends and other distributions received by the Company on account of its interest in MovieTickets.com, Inc. which includes 5% of any proceeds received by the Company from the sale of any portion of MovieTickets.com, Inc.  The Company records compensation derivative liabilities in our accompanying condensed consolidated balance sheet within the “Derivative Liabilities” at fair value. Changes in the fair values of derivative liabilities will be reported in the results of operations for future periods. The Company does not hold any derivative liability financial instruments that reduce risk associated with hedging exposure, accordingly the Company has not designated any of its derivatives liability financial instruments as hedge instruments.  For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 2 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and Note 2 to the Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2010.

Allowance and Reserves

Hollywood Media maintains an allowance for doubtful accounts and a reserve on notes receivable for estimated losses resulting from the inability of its customers or debtors to make required payments. The Company’s accounting for doubtful accounts and reserve on notes receivable contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers and debtors, creditworthiness of specific customers and debtors, historical trends and other information. The allowance for doubtful accounts was $270,436 and $308,713 at June 30, 2011 and December 31, 2010, respectively.  The allowance for doubtful accounts is primarily attributable to receivables due from customers of CinemasOnline.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements.  Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic regions.  The Company’s $8.5 million note receivable from Key Brand in connection with the Company’s sale of its Broadway Ticketing business has been fully reserved.

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

As prescribed by ASC 350, we completed the transitional goodwill impairment test by the second quarter of fiscal 2002 which did not result in an impairment charge.  Additionally, Hollywood Media established October 1 as its annual impairment test date and conducted required testing on that date during fiscal 2010 and 2009.  As part of our fiscal 2008 annual impairment evaluation, the Company determined that the goodwill associated with its CinemasOnline business should be written off, and, accordingly, the Company recorded an impairment loss of $2,871,700.  In addition, the Company recorded $653,000 in additional impairment to goodwill recorded after our 2001 acquisition of Always Independent Entertainment Corp. and our Intellectual Properties segment.  During the second quarter of 2009 the Company determined that $5,000,000 of the goodwill associated with its MovieTickets.com business should be written down based on discounted cash flow being below carrying value and accordingly recorded an impairment loss of $5,000,000.  For additional information see Note 14 – Investments in and Advances to Equity Method Unconsolidated Investees in the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.  At June 30, 2011, we are not aware of any additional items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  The goodwill recorded in the accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010 was $14,595,783.  At June 30, 2011 and December 31, 2010 goodwill represented 58% and 31%, respectively, of total assets, which is all related to the Ad Sales reporting unit.  The fair value of the Ad Sales reporting unit exceeded the carrying value as of the test date by approximately 11%.  Future changes in estimates used to conduct the impairment review, including revenue projections, market values and low discount rates could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill. In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.

During the period from November 21, 2008 to May 21, 2009, the Company’s market capitalization periodically fell below the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company.   We considered the periodic decline in our market capitalization to be temporary and based on general economic conditions and a decline in general investor confidence throughout the market and not based on any events or conditions specific to us.  The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting unit’s fair value, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting unit that contains goodwill at June 30, 2011 and December 31, 2010 exceeded the book value of that reporting unit.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Financial Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of June 30, 2011, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of June 30, 2011, Hollywood Media had not remediated these material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

The death of Dr. Greenberg in June 2011 could have an adverse effect on the ability of Tekno Books to maintain its relationships with authors and publishers.

Tekno Books has been dependent on Dr. Martin Greenberg, the former Chief Executive Partner of Tekno Books, for the continued development and maintenance of strategic business relationships, including many of its relationships with authors and publishers.  The death of Dr. Greenberg in June 2011 could have an adverse effect on the ability to develop and maintain these relationships.

Except as set forth above, management has not identified any material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the quarter ended June 30, 2011, in transactions that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Hollywood Media reported in its Form 8-K report filed on October 4, 2007 that its Board of Directors authorized a stock repurchase program (the “Repurchase Program”) under which Hollywood Media Corp. may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock. The Repurchase Program was approved by Hollywood Media’s Board of Directors on September 28, 2007 and was initially announced via press release on October 1, 2007.

Pursuant to the Repurchase Program, Hollywood Media is authorized to purchase shares of its common stock from time to time on the open market or in negotiated transactions. The purchases are to be funded from available cash and cash equivalents, and the timing and amount of any shares repurchased will be determined by Hollywood Media’s management based on its evaluation of financial and market conditions, legal requirements and other factors. The Repurchase Program has no time limit and may be suspended for periods or discontinued at any time, and there is no guarantee as to the number of shares or the amount of cash to be utilized for repurchases. Shares repurchased under the Repurchase Program will become authorized but unissued shares of Hollywood Media’s common stock.

During the second quarter of 2011, no shares of Hollywood Media common stock were purchased under the Repurchase Program.  As of June 30, 2011, the maximum approximate dollar value of shares that may have been purchased under the Repurchase Program was $2,697,843 (calculated by subtracting (i) the total price paid for all shares purchased under the Repurchase Program from inception through June 30, 2011 or $7,302,157 from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the Repurchase Program).

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.  (Removed and Reserved.)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer (principal financial and accounting officer) pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer (principal financial and accounting officer) pursuant to 18 U.S.C. 1350.

101**+
The following financial information from Hollywood Media Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

**           Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

+           Submitted electronically with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD MEDIA CORP.

Date: August 15, 2011	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: August 15, 2011	By:	/s/ Tammy G. Hedge
Tammy G. Hedge, Chief Financial Officer
(Principal financial and accounting officer)