Form 10-Q
period 2011-09-30
HOLLYWOOD MEDIA CORP
filed 2011-11-21
CIK 912544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q - DRAFT

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes    ☐ No    ☒

As of November 18, 2011, there were 23,179,068 shares of the registrant’s common stock, $.01 par value, outstanding.

HOLLYWOOD MEDIA CORP.

Table of Contents

		Page(s)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Consolidated Statements of Operations (unaudited) for the Nine and Three Months ended September 30, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-19

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20-34

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 4.	CONTROLS AND PROCEDURES	35-36

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	37

ITEM 1A.	RISK FACTORS	37

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	38

ITEM 4.	(Removed and Reserved)	38

ITEM 5.	OTHER INFORMATION	38

ITEM 6.	EXHIBITS	38

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,538,949	$29,406,063
Receivables, net	317,882	465,079
Prepaid expenses	701,460	1,055,972
Other receivables	43,307	59,224
Related party receivable	270,552	299,963
Current portion of deferred compensation	430,000	-
Total current assets	7,302,150	31,286,301

PROPERTY AND EQUIPMENT, net	348,291	455,436
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES	314,804	955,065
INTANGIBLE ASSETS, net	19,225	7,549
GOODWILL	9,800,000	14,595,783
OTHER ASSETS	59,028	18,425
DEFERRED COMPENSATION, less current portion	1,056,151	-
TOTAL ASSETS	$18,899,649	$47,318,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$770,361	$802,684
Accrued expenses and other	1,259,309	6,804,066
Deferred revenue	810,133	980,786
Customer deposits	453,071	654,554
Current portion of capital lease obligations	23,089	60,031
Current portion of notes payable	-	2,362
Total current liabilities	3,315,963	9,304,483

CAPITAL LEASE OBLIGATIONS, less current portion	21,398	38,217
OTHER DEFERRED LIABILITY	49,125	75,120
DEFERRED REVENUE	50,101	148,002
DERIVATIVE LIABILITIES	980,000	-

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 23,179,068 and 31,179,066 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	231,791	311,791
Additional paid-in capital	293,578,584	309,898,584
Accumulated deficit	(279,311,421)	(272,410,281)
Total Hollywood Media Corp. shareholders’ equity	14,498,954	37,800,094
Non-controlling interest	(15,892)	(47,357)
Total shareholders’ equity	14,483,062	37,752,737
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,899,649	$47,318,559

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010

NET REVENUES	$2,947,314	$2,981,093	$860,620	$973,392

OPERATING COSTS AND EXPENSES
Editorial, production, development and technology	1,924,614	1,974,184	519,199	644,390
Selling, general and administrative	2,675,158	3,283,680	674,034	1,179,256
Payroll and benefits	3,307,427	3,593,881	1,389,275	1,283,176
Depreciation and amortization	199,642	439,579	57,574	131,794
Total operating costs and expenses	8,106,841	9,291,324	2,640,082	3,238,616
Loss from operations	(5,159,527)	(6,310,231)	(1,779,462)	(2,265,224)

EARNINGS OF UNCONSOLIDATED INVESTEES
Equity in earnings of unconsolidated investees	409,591	636,839	230,008	87,971
Impairment loss	(4,795,783)	-	(4,795,783)	-

Total equity in earnings (losses) of unconsolidated investees	(4,386,192)	636,839	(4,565,775)	87,971

OTHER INCOME (EXPENSE)
Interest, net	781,237	10,739	260,381	(665)
Other, net	1,638,527	132,162	504,981	7,728
Loss from continuing operations	(7,125,955)	(5,530,491)	(5,579,875)	(2,170,190)
Gain on sale of discontinued operations, net of income taxes	254,842	506,902	155,539	181,458
Income from discontinued operations	-	4,176,679	-	1,535,920

Income from discontinued operations	254,842	4,683,581	155,539	1,717,378

Net loss	(6,871,113)	(846,910)	(5,424,336)	(452,812)

NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(30,027)	38,052	5,312	23,352

Net loss attributable to Hollywood Media Corp.	$(6,901,140)	$(808,858)	$(5,419,024)	$(429,460)

Basic and diluted income (loss) per common share
Continuing operations	$(0.29)	$(0.18)	$(0.24)	$(0.07)
Discontinued operations	0.01	0.15	0.01	0.06
Total basic and diluted net loss per share	$(0.28)	$(0.03)	$(0.23)	$(0.01)

Weighted average common and common equivalent shares outstanding – basic and diluted	24,790,790	30,920,354	23,179,068	30,945,735

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,871,113)	$(846,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	(254,842)	(4,683,581)
Depreciation and amortization	199,642	439,579
401(k) stock match	-	35,122
Amortization of deferred compensation costs - officers	233,850	-
Equity in earnings of unconsolidated investees, net of distributions or dividends	641,697	(596,792)
Stock compensation expense - employees	-	16,805
Stock compensation expense - officers	-	50,826
Provision for bad debts	57,280	208,470
Distributions to subsidiary minority owner	-	36,015
Goodwill impairment	4,795,783	-
Change in fair value of derivative liability	(635,112)	-

Changes in assets and liabilities:
Receivables	89,914	(223,869)
Prepaid expenses	354,512	(535,326)
Other receivables	15,917	25,332
Related party receivable	(24,195)	68,512
Other assets	(40,603)	-
Accounts payable	(137,882)	(308,566)
Accrued expenses and other	193,417	172,402
Derivative liabilities	(104,888)	-
Deferred revenue	(268,554)	(373,404)
Customer deposits	(201,483)	-
Other deferred liability	(25,992)	20,875
Net cash used in operating activities – continuing operations	(1,982,652)	(6,494,510)
Net cash provided by operating activities – discontinued operations	-	1,943,085
Net cash used in operating activities	(1,982,652)	(4,551,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(94,673)	(32,507)
Acquisition of intangible assets	(25,300)	-
Net proceeds (expenditures) from sale of assets and businesses	(5,309,122)	468,684
Net cash (used in) provided by investing activities – continuing operations	(5,429,095)	436,177
Net cash used in investing activities – discontinued operations	-	(316,062)
Net cash (used in) provided by investing activities	(5,429,095)	120,115

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under capital lease obligations	(53,005)	(86,609)
Repayments of notes payable	(2,362)	(33,506)
Purchase of tendered common stock	(16,400,000)	-
Loan to minority shareholder	-	(49,000)
Net cash used in financing activities – continuing operations	(16,455,367)	(169,115)
Net cash used in financing activities – discontinued operations	-	(17,673)
Net cash used in financing activities	(16,455,367)	(186,788)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(23,867,114)	$(4,618,098)

CASH AND CASH EQUIVALENTS, beginning of period	$29,406,063	$8,365,224

CASH AND CASH EQUIVALENTS, end of period	$5,538,949	$3,747,126

SUPPLEMENTAL SCHEDULE OF CASH RELATED ACTIVITIES:
Interest paid	$17,546	$25,805
Income taxes paid	$130,296	$3,044

The accompanying notes to condensed consolidated financial statements are an integrated part of these condensed consolidated statements of cash flows.

HOLLYWOOD MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	BASIS OF PRESENTATION AND CONSOLIDATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by Hollywood Media Corp. (“Hollywood Media”, “our” or “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  The accompanying financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Hollywood Media’s condensed consolidated financial position, results of operations and cash flows.  The results of operations for the nine and three months ended September 30, 2011 and the cash flows for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations or cash flows for the remainder of 2011.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Hollywood Media’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

The weighted average number of common shares issuable upon conversion of convertible securities and upon exercise of outstanding options totaled 80,435 shares for the nine and three months ended September 30, 2011 and such shares were excluded from the calculation of basic and diluted loss per share for the nine and three months ended September 30, 2011, because their impact was anti-dilutive to the loss per share from continuing operations.  Unvested shares are not included in the basic calculation until vesting occurs and are not included in the diluted calculation because they are anti-dilutive.  There were no unvested shares as of September 30, 2011.  There were 233,333 unvested shares as of September 30, 2010.

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	24,790,790	30,920,354	23,179,068	30,945,735
Effect of dilutive unvested restricted stock	-	-	-	-
Dilutive weighted average shares outstanding	24,790,790	30,920,354	23,179,068	30,945,735

Unvested restricted stock which are not included in the calculation of diluted income (loss) per share because their impact is anti-dilutive	-	233,333	-	233,333

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income (loss) per share because their impact is anti-dilutive	80,435	1,047,189	80,435	1,308,443

Receivables

Receivables consist of unsecured amounts due from customers who have advertised on plasma TV displays, posters, brochures and websites in the Company’s U.K. business and amounts due from publishers relating to signed contracts in connection with the Company’s Intellectual Property business, to the extent that the earnings process is complete and amounts are realizable.

Allowance for Doubtful Accounts

Hollywood Media maintains an allowance for doubtful accounts for estimated losses (“Allowance”) resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the estimated collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of customers’ accounts, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The Allowance was $253,534 and $308,713 at September 30, 2011 and December 31, 2010, respectively.  The Allowance is primarily attributable to receivables due from customers of the United Kingdom based companies CinemasOnline Limited, U.K. Theatres Online Limited, WWW.CO.U.K. Limited and Spring Leisure Limited (collectively known as “CinemasOnline”).  Although the Company believes its Allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, additional Allowances may be required and the additional Allowances could materially impact the Company’s condensed consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions within the U.K. (See Note 8).

Segment Information

ASC Topic No. 280, “Segment Reporting”, establishes standards for reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.  ASC Topic No. 280 has been applied to the information appearing in Note 7.

Derivative Liabilities

Derivative liabilities are comprised of the compensation arrangements for Mitchell Rubenstein, Chairman and CEO of the Company and Laurie Silvers, Vice Chair and President of the Company relating to their each being entitled to receive 5% of any dividends and other distributions received by the Company on account of its interest in MovieTickets.com, Inc. which includes 5% of any proceeds received by the Company from the sale of all or any portion of MovieTickets.com.  For the nine and three months ended September 30, 2011, $52,444 of this compensation arrangement has been paid to each of Mr. Rubenstein and Ms. Silvers. The Company records compensation derivative liabilities in our accompanying unaudited condensed consolidated balance sheet within the “Derivative Liabilities” at fair value. Changes in the fair values of derivative liabilities will be reported in the results of operations for future periods. The Company does not hold any derivative liability financial instruments that reduce risk associated with hedging exposure, accordingly the Company has not designated any of its derivatives liability financial instruments as hedge instruments.

Based upon the collective 10% dividends and other distributions due to Mr. Rubenstein and Ms. Silvers as described above, the Company recorded the compensation as derivative liabilities based upon the independent valuation of MovieTickets.com less a non-equity holder rights discount as of March 15, 2011 which was the effective date of the amended and restated employment agreements.  The initial fair value measurement of $1,720,000 was reduced to $980,000 to reflect the adjusted fair value and is recorded as “Derivative Liabilities” in the accompanying condensed consolidated balance sheet  at September 30, 2011.  Changes in the fair values of these liabilities are included in “Other, net” in the accompanying unaudited condensed consolidated statement of operations.  See Note 6 “Fair Value Measurements” for additional information.

The Company initially recorded $1,720,000 as “Deferred compensation” in our accompanying condensed consolidated balance sheet (representing $860,000 with respect to each of Mr. Rubenstein and Ms. Silvers) as a result of the aforementioned collective 10% distribution participation under the amended employment agreements with them which is being amortized over an expected service period of four years starting from the 91st day (March 15, 2011) from the completion of the Broadway Sale.  The Company expensed $233,850 and $107,500 respectively, as a result of this amortization for the nine and three months ended September 30, 2011 and is included in “Payroll and benefits” in the accompanying unaudited condensed consolidated statement of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment (Topic 350),” (“ASU 2011-08”). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test.  The ASU is effective for fiscal years beginning after December 15, 2011 and its early adoption by the Company during the quarter ended September 30, 2011 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale, (a) Hollywood Media received (i) $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) a $8,500,000 note (the “Loan”) from Key Brand pursuant to a Second Lien, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”), pursuant to which Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum, with the loan maturing on December 15, 2015, which Loan is collateralized on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, and (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”), and (b) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct.  In addition, Hollywood Media is entitled to receive earn-out payments (the “Earn-out”) of up to $14,000,000 contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement.  As collectability of the Loan, Earn-outs and Warrant is not reasonably assured, they are not included in the “Gain on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statement of operations.  Hollywood Media received payments of $773,500 and $260,667 of interest from Key Brand during the nine and three months ended September 30, 2011, respectively, in accordance with the terms of the Loan which was included in “Interest, net” in the accompanying unaudited condensed consolidated statements of operations for the nine and three months ended September 30, 2011.

On March 14, 2011 the Company delivered to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital on December 15, 2010, (the “closing date”) determined in the manner described in the Purchase Agreement.  Pursuant to the closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the Purchase Agreement which included $530,102 related to the estimated working capital adjustment delivered at closing to Key Brand.  The accrual was included in “Accrued expenses and other” in our accompanying consolidated balance sheets as of December 31, 2010.  The working capital adjustment of $3,734,106 was paid on March 22, 2011 and included $31,486 of interest which is included in “Gain on sale of discontinued operations, net of income taxes” in the accompanying unaudited condensed consolidated statements of operations for the nine months ending September 30, 2011.

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

Hollywood.com Business

On August 21, 2008, Hollywood Media entered into a purchase agreement with R&S Investments, LLC (“R&S Investments”) for the sale of Hollywood Media’s subsidiaries Hollywood.com, Inc. and Totally Hollywood TV, LLC (collectively, the “Hollywood.com Business”).  R&S Investments is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the R&S purchase agreement (the “R&S purchase agreement”), Hollywood Media sold the Hollywood.com Business to R&S Investments for a potential purchase price of $10,000,000 cash, which includes $1,000,000 that was paid to Hollywood Media at closing and potential earn-out payments totaling $9,000,000, of which $1,600,640 has been paid to Hollywood Media as of September 30, 2011.  Hollywood Media recognized $460,037 and $155,538 in earn-out gain during the nine and three months ended September 30, 2011, respectively, and $507,561 and $181,458 in earn-out gain during the nine and three months ended September 30, 2010, respectively, which are included in “Income from discontinued operations” in our accompanying unaudited condensed consolidated statements of operations.  Hollywood Media does not have a significant continuing involvement in the Hollywood.com Business operations.

The earn-out payments equal the greater of 10 percent of gross collected revenue and 90 percent of EBITDA (as defined in the R&S Purchase Agreement) for the Hollywood.com Business until the earn-out is fully paid.  The Company considers the remaining potential earn-out payments to be contingent consideration and non-recourse.  Thus, the Company will not record a receivable and any corresponding gain until the contingencies have been met.  The Company will estimate an appropriate reserve for at-risk amounts, if necessary, at the time that any accounts receivable are recorded.  As of September 30, 2011, there remains $7,399,360 in potential earn-out payments.  Hollywood Media has received the earn-out monies in accordance with the payment terms.

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

During the nine months ended September 30, 2011:

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

On February 25, 2011, Hollywood Media announced the final results of a tender offer to purchase up to 8,000,000 shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest) which tender offer expired on February 18, 2011.  Hollywood Media accepted 8,000,000 shares for purchase for a total cost of approximately $16,400,000.  The number of shares properly tendered was 24,157,429.  Accordingly, payment was made for approximately 33% of the tendered shares, and the rest of the tendered shares were withdrawn from the tender offer.  Immediately following the purchase of the tendered shares, Hollywood Media had 23,179,068 shares of common stock outstanding.

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

As described more fully herein in “Note 2.  Summary of Significant Accounting Policies – Derivative Liabilities,” the Company and Mitchell Rubenstein and Laurie S. Silvers entered into amended and restated employment agreements which include a compensation arrangement that includes the right of each to receive 5% of all of the distributions that the Company receives from its interest in MovieTickets.com which includes 5% to each of all proceeds received by the Company from the sale of all or any portion of MovieTickets.com.  As a result, the fair value of the compensation is reflected in the Company’s balance sheet as derivative liabilities.  The fair value of the derivative liabilities were measured at the date that the compensation arrangement was effective, which was 91 days following the Broadway Sale or March 15, 2011, and will be re-measured each subsequent balance sheet date.  Any changes in the fair value of the derivative liabilities will be recorded as non-operating, non-cash income or expense in the Company’s condensed consolidated statements of operations and at each balance sheet date.  The initial fair value measurement of $1,720,000 was reduced to $980,000 to reflect the adjusted fair value and is recorded as “Derivative Liabilities” in the accompanying condensed consolidated balance sheet.  Changes in the fair values of these liabilities are included in “Other, net” in the accompanying unaudited condensed consolidated statement of operations

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3

Derivative liabilities – September 30, 2011	-0-	-0-	$980,000

The following table presents a reconciliation of the compensation derivative liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from March 15, 2011 to September 30, 2011:

Compensation
derivative
liabilities

Balance at December 31, 2010	$-
Recognition of derivative liabilities – March 15, 2011	1,720,000
Payments to officers	(104,888)
Change in fair value included in earnings	(635,112)
Balance at September 30, 2011	$980,000

(7)	SEGMENT REPORTING:

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

The following table provides summary financial information, for continuing operations only, regarding Hollywood Media’s reportable segments:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues:
Ad Sales	$2,105,768	$2,297,894	$708,196	$784,777
Intellectual Properties	841,546	683,199	152,424	188,615
Other	-	-	-	-
	$2,947,314	$2,981,093	$860,620	$973,392

Operating Income (Loss):
Ad Sales	$(162,023)	$(404,820)	$(617)	$(114,522)
Intellectual Properties	65,091	(84,845)	(9,934)	(49,947)
Other	(5,062,595)	(5,820,566)	(1,768,911)	(2,100,755)
	$(5,159,527)	$(6,310,231)	$(1,779,462)	$(2,265,224)

Capital Expenditures:
Ad Sales	$8,306	$8,306	$-	$8,306
Intellectual Properties	6,140	1,066	-	1,066
Other	80,227	23,135	21,867	14,357
	$94,673	$32,507	$21,867	$23,729

Depreciation and Amortization Expense:
Ad Sales	$36,989	$205,663	$7,560	$63,151
Intellectual Properties	1,318	253	991	104
Other	161,335	233,663	49,023	68,539
	$199,642	$439,579	$57,574	$131,794

	September 30,	December 31,
	2011	2010
	(unaudited)
Segment Assets:
Ad Sales	$10,504,988	$15,672,625
Intellectual Properties	1,086,828	313,664
Other	7,307,833	31,332,270
	$18,899,649	$47,318,559

During the three months ended September 30, 2011 an event occurred that caused us to question previous estimates of expected cash flows relative to the Ad Sales division.     As a result, in connection with the preparation of our financial statements for the third quarter of 2011, we performed an interim impairment test of goodwill.

For purposes of testing goodwill for potential impairment, we estimated the fair value of the applicable reporting unit to which all goodwill is allocated using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of November 15, 2011. The market approach is a valuation method in which fair value is estimated based on observed market prices of publicly traded guideline companies.  Under the market approach, the valuation process is essentially that of comparison and correlation between the subject company and other similar companies. The income approach is a method in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are then discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money.  The key inputs to the discounted cash flow model were our historical and estimated future revenues and the discount rate, among others.

During the three months ended September 30, 2011, as a result of this testing, it was determined that the future cash flow of these assets is likely impaired, and the risk associated with previously expected cash flows has increased.  Accordingly, we concluded that goodwill was impaired and we recorded a non-cash goodwill impairment charge of $4,795,783 in the third quarter of 2011.  This charge, representing approximately 33% of the previous carrying value is included in the impairment loss line item in “Earnings (Losses) of Unconsolidated Investees” in our condensed consolidated statement of operations for the three and nine months ended September 30, 2011. The perceived increased uncertainty and risk associated with expected cash flows are based in part upon the dispute discussed at footnote 12, Litigation.

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

Hollywood Media recorded its 26.2% share of net income or $409,232 and $230,164 under “Earnings of unconsolidated investees” in the accompanying unaudited condensed consolidated statement of operations for the nine and three months ended September 30, 2011, respectively.  The Company recorded $597,535 and $76,787 in “Earnings of unconsolidated investees” for the nine and three months ended September 30, 2010, respectively.  The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online and the sale of advertising.    On July 18, 2011 MovieTickets.com declared a dividend of $4,000,000.  Hollywood Media received its 26.2% pro rata share of such dividend, amounting to $1,048,875 on July 19, 2011, which reduced the Company’s investment in MovieTickets.com as the dividend did not exceed the amount of the Company’s investment.  Hollywood Media distributed on July 19, 2011 $52,444 of such dividend distribution, representing 5% of Hollywood Media’s share of the dividends, to each of Mr. Rubenstein and Ms. Silvers in accordance with their amended and restated employment agreements dated December 23, 2009.  Other than the July 18, 2011 dividend discussed above, there were no dividends declared or received during the nine and three months ended September 30, 2011 or September 30, 2010, respectively.  For a description of the amended and restated employment agreements to Mr. Rubenstein and Ms. Silvers, see Note 10, “Related Party Transactions” to these unaudited condensed consolidated financial statements.

(10)	RELATED PARTY TRANSACTIONS:

Hollywood Media recorded $460,037 and $155,538 in earn-out gain from R&S Investments during the nine and three months ended September 30, 2011, respectively, which is included in “Gain on sale of discontinued operations” recorded in the accompanying unaudited condensed consolidated statement of operations.  As of September 30, 2011, the Company has $270,552 included in “Related party receivable” in our accompanying consolidated balance sheet which consisted of $238,581 in earn-out receivable, $23,162 in expense reimbursements from R&S Investments and $8,809 for an expense reimbursement receivable from MovieTickets.com.

Hollywood Media recorded $507,561 and $181,458 in earn-out gain from R&S Investments during the nine and three months ended September 30, 2010. As of December 31, 2010, the Company had $299,963 included in “Related party receivables” in our accompanying unaudited condensed consolidated balance sheet which consisted of $205,562 in earn-out receivable, $13,829 in expense reimbursements from R&S Investments and $80,572 for an expense reimbursement receivable from MovieTickets.com.  Hollywood Media received such earn-out and expense reimbursements in accordance with the payment terms.

R&S Investments, LLC Indemnification

On November 5, 2010, Hollywood.com, LLC, a former subsidiary of the Company, was sued for copyright infringement for the alleged display of unlicensed celebrity photographs on the Hollywood.com website, which is owned by R&S Investments.  Certain of the celebrity photographs at issue were posted during the time that Hollywood Media Corp. owned Hollywood.com.  Because Hollywood Media owned Hollywood.com during part of the time that the alleged display of unlicensed celebrity photographs on the Hollywood.com website occurred, the possibility exists that Hollywood Media could be subject to claims relating to this matter and other similar claims.  To address the potential risks to Hollywood Media associated with any such claims, in February 2011, Hollywood Media entered into an indemnification agreement with R&S Investments, whereby R&S Investments agreed to indemnify and hold Hollywood Media harmless from any and all potential liabilities and claims against Hollywood Media arising from any such claims in exchange for a one-time cash payment by Hollywood Media to R&S Investments of $350,000.  The indemnification agreement was approved on behalf of the Company by an Independent Committee of the Board of Directors.  The $350,000 was paid to R&S Investments on February 8, 2011 and is included in “Selling, general and administrative” in the accompanying unaudited condensed consolidated statement of operations.  The lawsuit was settled by Hollywood.com during the three months ended September 30, 2011.

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

•
4.76% of all payments of principal and interest received by Hollywood Media on account of the Promissory Note (for a maximum amount of $407,201, of which a total of $39,111 has been paid to Mr. Rubenstein), and

•	5.79% of the first $7 million of Earn-out payments received by Hollywood Media (for a maximum amount of $405,300).

•	Ms. Silvers will be entitled to:

•
1.94% of all payments of principal and interest received by Hollywood Media on account of the Promissory Note (for a maximum amount of $166,989, of which a total of $15,940 has been paid to Ms. Silvers), and

•	2.36% of the first $7 million of Earn-out payments received by Hollywood Media (for a maximum amount of $165,200).

From time to time the Company’s Compensation Committee may award discretionary bonuses to Mr. Rubenstein and Ms. Silvers based on their service or performance to the Company.  Mr. Rubenstein and Ms. Silvers each received bonuses of $375,000 during the three months ended September 30, 2011.  These bonuses are included in “Payroll and benefits” in the accompanying unaudited condensed consolidated statement of operations.

(11)	TEKNO BOOKS:

Mitchell Rubenstein was appointed Chief Executive Partner of Tekno Books (which is 51% owned by Hollywood Media) on July 21, 2011 due to the death on June 25, 2011 of Tekno Books’ then Chief Executive Partner, Dr. Martin Greenberg.  In July 2011, Hollywood Media and Tekno Books each received a $750,000 payment from a key-man life insurance policy resulting from Dr. Greenberg’s death.

There is a dispute with the Estate of Martin Greenberg as to whether the $750,000 distributed to Tekno Books should instead have been paid to Hollywood Media.  Hollywood Media believes that pursuant to the amended and restated partnership agreement of Tekno Books, the entire $1.5 million in policy proceeds are due to Hollywood Media.   Pending the resolution of such dispute, an accrual in the amount of $367,500 (representing the Estate’s 49% ownership interest in Tekno Books multiplied by the $750,000 in insurance proceeds which were paid to Tekno Books) was established.  There is no dispute as to the $750,000 payment on the policy which was made to Hollywood Media in July 2011.  The $1.5 million in policy proceeds, less the amount in dispute of $367,500 are included in “Other, net” in the accompanying unaudited condensed consolidated statement of operations.

(12)	SUBSEQUENT EVENTS

Investment

On October 7, 2011, Project Hollywood LLC, a newly formed limited liability company owned by Baseline Holdings LLC (which is owned by Mitchell Rubenstein and Laurie Silvers) acquired from The New York Times Company all of the membership interests of Baseline LLC.  Baseline LLC owns Baseline StudioSystems, a leading provider of movie and TV data services for the entertainment and motion picture industries and a licensor of information to Internet and digital media companies.  Mr. Rubenstein and Ms. Silvers individually contributed $4.5 million in cash to Baseline Holdings LLC which in turn contributed it to Project Hollywood LLC to fund the acquisition.

Hollywood Media previously owned the Baseline StudioSystems business and sold it on August 25, 2006 to The New York Times Company.  The opportunity to purchase the Baseline StudioSystems business was presented to Mr. Rubenstein and Ms. Silvers in their individual capacity, and they presented to Hollywood Media’s independent directors the opportunity for Hollywood Media.  Rather than acquire 100% of the Baseline StudioSystems business, Hollywood Media’s independent directors decided unanimously for Hollywood Media to make a minority investment in Project Hollywood LLC alongside Mr. Rubenstein and Ms. Silvers with the relative ownership interest of Project Hollywood LLC interests determined based on the proportionate amount each invested.

On October 27, 2011, following Project Hollywood LLC’s acquisition of all of the membership interests of Baseline LLC, Hollywood Media acquired a 21.74% ownership interest in Project Hollywood LLC for $1.25 million, which was based on the same per membership unit price paid by Baseline Holdings for its 78.26% ownership interest in Project Hollywood LLC.  The funds contributed were used for working capital and other capital needs of the Baseline StudioSystems business.

Pursuant to the Project Hollywood LLC Limited Liability Company Agreement, Baseline holdings or its designee will be the managing member, as long as Baseline Holdings or any of its permitted transferees, as defined, has an ownership interest in Project Hollywood LLC.  The managing member of Project Hollywood LLC has full authority, power and discretion to manage and control Project Hollywood LLC’s business and to determine the timing and amounts of distributions.

The Project Hollywood LLC Limited Liability Company Agreement provides that (i) distributions of available cash will be made in accordance with the members’ percentage interests, (ii) Hollywood Media’s ownership interest in Project Hollywood LLC is subject to a right of first refusal in favor of Project Hollywood LLC and Baseline holdings in the event Hollywood Media desires to transfer such ownership interest, (iii) if Baseline Holdings and/or its permitted transferees who together own at least a majority of Project Hollywood LLC agree to sell its ownership interest in Project Hollywood LLC or is required to consent to the transaction, waive any appraisal rights, and agree to sell its ownership interest in Project Hollywood LLC on the same terms and conditions as other members; and (iv) if Baseline Holdings desires to sell its ownership interest in Project Hollywood LLC, Hollywood Media would be able to participate in such sale by selling a proportionate amount of its interest in Project Hollywood LLC.

Litigation

On October 27, 2011, the Company, together with National Amusements Inc. and the MovieTickets.com Joint Venture, filed a lawsuit against AMC Entertainment Inc. (“AMC”) and MovieTickets.com Inc. (as nominal defendant) (Case No. 50 2011 CA 016684) in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida relating to the MovieTickets.com Joint Venture.  MovieTickets.com is an online movie ticketing service in which Hollywood Media, National Amusements, Inc. and AMC each own a 26.2% equity interest.

The complaint alleges that AMC has breached and continues to breach the MovieTickets.com Joint Venture Agreement, which obligates AMC to exclusively provide its ticket inventory to MovieTickets.com, and has breached its contractual, statutory, and common law duties of good faith, fair dealing, and loyalty with respect to the MovieTickets.com Joint Venture and its partners, Hollywood Media and National Amusements, Inc., as a result of various actions by AMC.  The complaint alleges that these actions include, among other things, (i) AMC failing and refusing to provide the movie theater ticket inventory of Loews and Kerasotes (both of which were acquired by AMC) to MovieTickets.com for Internet ticketing, (ii) ticketing its Loews and Kerasotes ticket inventory through a MovieTickets.com competitor, (iii) anticipatorily repudiating its obligations to the MovieTickets.com Joint Venture, (iv) AMC engaging in negotiations with a competitor to MovieTickets.com and other exhibitors regarding business transactions in competition with MovieTickets.com, and (v) otherwise acting solely for its own benefit to the detriment of its partners in the MovieTickets.com Joint Venture.

Hollywood Media and the other plaintiffs have asked for a jury trial and are seeking unspecified consequential damages and have reserved the right to seek punitive damages.  Hollywood Media and the other plaintiffs also are seeking a declaratory judgment that AMC is obligated to make available on MovieTickets.com’s website AMC’s ticket inventory for sale on an exclusive basis and to honor its contractual, common law, and statutory fiduciary duties of good faith and loyalty to the MovieTickets.com Joint Venture and its partners, Hollywood Media and National Amusements, Inc.

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

•
MovieTickets.com Inc.’s ability to compete with other online ticketing services and other competitors, and the outcome of, and potential impact of matters relating to, the lawsuit filed by Hollywood Media, National Amusements Inc. and the MovieTickets.com Joint Venture against AMC Entertainment Inc. and MovieTickets.com Inc. (as nominal defendant) relating to the MovieTickets.com Joint Venture (for more information about such lawsuit, see Note 12 “Subsequent Events” in the Notes to the Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q;

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

The following table summarizes Hollywood Media’s revenues, operating expenses and operating income (loss) from continuing operations by reportable segment for the nine months ended September 30, 2011 (“Y3-11”) and 2010 (“Y3-10”) and the three months ended September 30, 2011 (“Q3-11”) and 2010 (“Q3-10”), respectively:

		Intellectual
		Properties
	Ad Sales	(a)	Other	Total
Y3-11
(unaudited)

Net Revenues	$2,105,768	$841,546	$-	$2,947,314
Operating Expenses	2,267,791	776,455	5,062,595	8,106,841
Operating Income (Loss)	$(162,023)	$65,091	$(5,062,595)	$(5,159,527)

% of Total Net Revenue	71%	29%	-%	100%

		Intellectual
		Properties
	Ad Sales	(a)	Other	Total
Y3-10
(unaudited)

Net Revenues	$2,297,894	$683,199	$-	$2,981,093
Operating Expenses	2,702,714	768,044	5,820,566	9,291,324
Operating Income (Loss)	$(404,820)	$(84,845)	$(5,820,566)	$(6,310,231)

% of Total Net Revenue	77%	23%	-%	100%

		Intellectual
		Properties
	Ad Sales	(a)	Other	Total

Q3-11
(unaudited)

Net Revenues	$708,196	$152,424	$-	$860,620
Operating Expenses	708,813	162,358	1,768,911	2,640,082
Operating Income (Loss)	$(617)	$(9,934)	$(1,768,911)	$(1,779,462)

% of Total Net Revenue	82%	18%	-%	100%

		Intellectual
		Properties
	Ad Sales	(a)	Other	Total

Q3-10
(unaudited)

Net Revenues	$784,777	$188,615	$-	$973,392
Operating Expenses	899,299	238,562	2,100,755	3,238,616
Operating Income (Loss)	$(114,522)	$(49,947)	$(2,100,755)	$(2,265,224)

% of Total Net Revenue	81%	19%	-%	100%

(a)      Does not include Hollywood Media’s 50% non-controlling interest in NetCo Partners which is accounted for under the equity method of accounting and Hollywood Media’s share of the income (loss) is reported as Equity in Earnings of Unconsolidated Investees.

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

Pursuant to the Purchase Agreement, at the closing of the Broadway Sale, (a) Hollywood Media received (i) $20,530,102 in cash (including $530,102 pursuant to the estimated working capital adjustment described in the Purchase Agreement), (ii) a $8,500,000 note (the “Loan”) from Key Brand pursuant to a Second Lien, Security and Pledge Agreement, dated as of December 15, 2010 (the “Credit Agreement”), pursuant to which Key Brand is obligated to pay Hollywood Media interest at a rate of 12% per annum, with the loan maturing on December 15, 2015, which Loan is collateralized on a second lien basis by all stock and assets of Theatre Direct and its subsidiaries, and (iii) a warrant to purchase 5% of the outstanding shares of common stock of Theatre Direct as of the closing date on a fully diluted basis at an exercise price of $.01 per share (the “Warrant”), and (b) Key Brand assumed $1,600,000 of liabilities associated with employment agreements with certain employees of Theatre Direct.  In addition, Hollywood Media is entitled to receive earn-out payments (the “Earn-out”) of up to $14,000,000 contingent upon Theatre Direct and its subsidiaries achieving certain revenue targets during the period from the closing date through the end of the 10th full fiscal year following the closing date as set forth in the Purchase Agreement.  As collectability of the Loan, Earn-outs and Warrant is not reasonably assured, they are not included in the “Gain on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statement of operations.  Hollywood Media received payments of $773,500 and $260,667 of interest from Key Brand during the nine and three months ended September 30, 2011, respectively, in accordance with the terms of the Loan which was included in “Interest, net” in the accompanying condensed consolidated statements of operations for the nine and three months ended September 30, 2011.

On March 14, 2011 the Company delivered to Key Brand a closing statement setting forth Hollywood Media’s calculation of Theatre Direct’s working capital on December 15, 2010, (the “closing date”) determined in the manner described in the Purchase Agreement.  Pursuant to the closing statement, Hollywood Media accrued $3,702,620 as a working capital adjustment as of December 31, 2010 under the Purchase Agreement which included $530,102 related to the estimated working capital adjustment delivered at closing to Key Brand.  The accrual was included in “Accrued expenses and other” in our consolidated balance sheets as of December 31, 2010.  This working capital adjustment of $3,734,106 was paid on March 22, 2011 and included $31,486 of interest which is included in “Gain on sale of discontinued operations, net of income taxes” in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2011.

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

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into a purchase agreement (the “R&S Purchase Agreement”) with R&S Investments, LLC (“Purchaser” and “R&S Investments”) for the sale of the Hollywood.com Business.  The Purchaser is owned by Mitchell Rubenstein, Hollywood Media’s Chief Executive Officer and Chairperson of the Board, and Laurie S. Silvers, Hollywood Media’s President and Vice-Chairperson of the Board.  Pursuant to the R&S Purchase Agreement, Hollywood Media sold the Hollywood.com Business to Purchaser for a potential purchase price of $10.0 million, which includes $1.0 million in cash which was paid to Hollywood Media at closing and potential earn-out payments totaling $9.0 million. During the nine and three months ended September 30, 2011, Hollywood Media recorded $460,037 and $155,538, respectively, in earn-out income under this agreement.  As of the filing of this Quarterly Report on Form 10-Q, the earn-out receivable was collected in full in accordance with the payment terms.  As of September 30, 2011, there remains $7,399,360 in potential earn-out payments pursuant to this agreement.   For additional information about this transaction, see Note 3 “Discontinued Operations” on the Notes to the Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

NET REVENUES

Total net revenues were $2,947,314 for Y3-11 as compared to $2,981,093 for Y3-10, a decrease of $33,779 or 1% and $860,620 for Q3-11 as compared to $973,392 for Q3-10, a decrease of $112,772 or 12%.  The decrease in net revenue for Y3-11 as compared to Y3-10 was primarily due to the result of a $192,126 decrease in Ad Sales revenue offset by a $158,347 increase in Intellectual Property revenue.  The decrease in net revenue for Q3-11 as compared to Q3-10 is primarily the result of a $76,581 decrease in Intellectual Property revenue and a $36,164 decrease in Ad Sales revenue.

Ad Sales division net revenues were $2,105,768 for Y3-11 as compared to $2,297,894 for Y3-10, an decrease of $192,126 or 8%, and such net revenues were $708,196 for Q3-11 as compared to $784,777 for Q3-10, a decrease of $76,581 or 10%.  The decrease in Ad Sales net revenues for Y3-11 as compared to Y3-10 is attributable primarily to a decrease in U.K. advertising sales of $192,153, which includes: a decrease in plasma advertising revenue of $129,767 and a decrease of $62,386 in brochure and web advertising.  The decrease in Ad Sales net revenues for Q3-11 as compared to Q3-10 was primarily attributable to a decrease in U.K. advertising sales of $76,581, which includes: a decrease in plasma advertising revenue of $58,908 and a decrease of $17,700 in brochure and web advertising.  These decreases are primarily attributable to the adverse economic conditions in the U.K.

Net revenues from our Intellectual Properties division were $841,546 for Y3-11 as compared to $683,199 for Y3-10, an increase of 23% or $158,347, and such net revenues were $152,424 for Q3-11 as compared to $188,615 for Q3-10, a decrease of 19% or $36,191.  The increase in net revenues from our Intellectual Properties division in Y3-11 as compared to Y3-10 and the decrease in net revenues from Q3-11 as compared to Q3-10 was attributable to the timing of royalty payments received.  The Intellectual Properties division generates revenues from several different activities including intellectual property licensing and book development.  Revenues vary quarter to quarter depending on the timing of delivery of manuscripts to the publishers.  Revenues are recognized when the earnings process is complete and the ultimate collection of such revenues is no longer subject to contingencies.  This division does not include NetCo Partners, which is reported separately; see “Equity in Earnings (losses) of Unconsolidated Investees” below.

EARNINGS (LOSSES) OF UNCONSOLIDATED INVESTEES

Earnings (losses) of unconsolidated investees consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010

NetCo Partners (a)	$358	$39,305	$43	$11,185
MovieTickets.com (b)	$(4,386,551)	$597,534	$(4,565,619)	$76,786
	$(4,386,193)	$636,839	$(4,565,576)	$87,971

(a)	NetCo Partners

NetCo Partners owns NetForce and is primarily engaged in the development and licensing of NetForce. NetCo Partners recognizes revenues when the earnings process has been completed based on the terms of the various agreements, generally upon the delivery of the manuscript to the publisher and at the point where ultimate collection is substantially assured. When advances are received prior to completion of the earnings process, NetCo Partners defers recognition of revenue until the earnings process has been completed. Hollywood Media owns 50% of NetCo Partners and accounts for its investment under the equity method. Hollywood Media’s 50% share of income of NetCo Partners was essentially $0 for Y3-11 and Q3-11, as compared to $39,305 and $11,185 for Y3-10 and Q3-10, respectively.

(b) MovieTickets.com

Hollywood Media owns 26.2% of the total equity in the MovieTickets.com joint venture.  Hollywood Media records its investment in MovieTickets.com under the equity method of accounting, recognizing its percentage interest in MovieTickets.com’s income or loss as equity in earnings of unconsolidated investees.  Under applicable accounting principles, Hollywood Media recorded $409,232 and $230,164 under “Equity in earnings of unconsolidated investees” in the accompanying condensed consolidated statement of operations for Y3-11 and Q3-11 respectively, from its investment in MovieTickets.com for Q3-11.  Hollywood Media recorded $597,534 and $76,786 in income from its investment in MovieTickets.com for Y3-10 and Q3-10, respectively.  During Y3-11, the Company determined that goodwill associated with the assets of the Ad Sales Segment was impaired and accordingly recorded a non-cash goodwill impairment charge of $4,795,783.  For additional information see Note 7 – Segment Reporting in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.    The MovieTickets.com web site generates revenues primarily from service fees charged to users for the purchase of movie tickets online, and the sale of advertising.  On July 18, 2011 MovieTickets.com declared a dividend of $4,000,000.  Hollywood Media received its 26.2% pro rata share of such dividend, amounting to $1,048,875 on July 19, 2011.  There were no other dividends received during Y3-11 or Y3-10.

OPERATING EXPENSES

Editorial, Production, Development and Technology.  Editorial, production, development and technology costs include commissions, royalties, media buying, production services and internet access for CinemasOnline and fees and royalties paid to authors and co-editors for the Intellectual Properties segment.  Editorial, production, development and technology costs were $1,924,614 for Y3-11 as compared to $1,974,184 for Y3-10, a decrease of $49,570 or 3%, and $519,199 for Q3-11 as compared to $644,390 for Q3-10, a decrease of $125,191 or 19%.  As a percentage of revenues from our Ad Sales and Intellectual Properties segments, these costs were 65% and 66% for Y3-11 and Y3-10 respectively, and 60% and 66% for Q3-11 and Q3-10, respectively.  The decrease in Q3-11 as compared to Q3-10 was due primarily to a $55,700 decrease in the Intellectual Properties segment due to a decrease in payments to writers and co-editors.  The Y3-11 decrease compared to Y3-10 was due primarily from the decrease in the Ad Sales segment partially offset by an increase in the Intellectual Properties segment.

Selling, General and Administrative.
Selling, general and administrative (SG&A) expenses consist of occupancy costs, professional and consulting service fees, telecommunications costs, provision for doubtful accounts receivable, general insurance costs and selling and marketing costs (such as advertising, marketing, promotional, business development, public relations, and commissions due to advertising agencies, advertising  representative firms and other parties).  SG&A expenses for Y3-11 were $2,675,158 compared to $3,283,680 for Y3-10, a decrease of $608,522 or 19%.  SG&A expenses for Q3-11 were $674,034 compared to $1,179,256 for Q3-10, a decrease of $505,222 or 43%.   As a percentage of net revenue, SG&A expenses were 91% in Y3-11 compared to 110% in Y3-10 and 78% in Q3-11 compared to 121% in Q3-10.

The decrease in SG&A expenses in Y3-11 as compared to Y3-10 was due primarily to the following: bad debt expense was reduced by $151,900, accounting fees were reduced by $222,100, and occupancy expense was reduced by $154,300.

The decrease in SG&A expenses for Q3-11 as compared to Q3-10 was primarily due to decreased legal expenses of $268,000 for general corporate matters as well as reduced accounting fees.

Payroll and Benefits.

Payroll and benefits expenses include payroll and benefits and other types of compensation expense as well as human resources and administrative functions.

Payroll and benefits expenses for Y3-11 were $3,307,427 compared to $3,593,881 for Y3-10, a decrease of $286,454 or 8%.  Payroll and benefits expenses for Q3-11 were $1,389,275 compared to $1,283,176 for Q3-10, an increase of $106,099 or 8%.  As a percentage of net revenues, payroll and benefits expenses were approximately 112% for Y3-11 and 121% for Y3-10, and 161% for Q3-11 and 132% for Q3-10.

The decrease in Y3-11 in payroll and benefits as compared to Y3-10 was primarily due to the following: a decrease in payroll of the accounting department of $204,700, and a decrease of $174,300 in payroll in the legal department, partially offset by a net increase of $205,800 in other executive compensation.  Hollywood Media agreed to provide certain transition services to Key Brand and Theatre Direct relating to the Broadway Ticketing Business following the closing of the Broadway Sale for a six-month period which ended on June 15, 2011, at which time Hollywood Media reduced its work force.  Pursuant to that agreement, Key Brand reimbursed Hollywood Media in Y3-11 for some of its accounting and information technology payroll and related expenses.  The increase in payroll and benefits expenses in Q3-11 as compared to Q3-10 was primarily due to the following: a net increase in other executive compensation of $360,000 partially offset by a decrease in payroll in the accounting department of $72,400, a decrease of $58,400 in payroll in the legal department, and a decrease of $66,000 in payroll in the management information systems department.

Depreciation and amortization.

Depreciation and amortization expense consists of depreciation of property and equipment, furniture and fixtures, leasehold improvements, and equipment under capital leases and amortization of intangible assets.  Depreciation and amortization expense was $199,642 for Y3-11 and $439,579 for Y3-10, and $57,574 for Q3-11 and $131,794 for Q3-10.

The decrease in depreciation and amortization expense of $239,937 or 55% in Y3-11 from Y3-10 was primarily due to the following: (i) a $100,300 decrease due to an intangible asset in CinemasOnline becoming fully amortized during Q4-10; and (ii) a $29,800 decrease due to reduced leasehold improvements amortization because of a change in location of the corporate office to a less expensive rental space and the balance is due to fixed assets becoming fully depreciated during or prior to Q1-11.  The decrease in depreciation and amortization expense of $74,220 or 56% in Q3-11 from Q3-10 was primarily due to a $33,400 decrease due to an intangible asset in CinemasOnline becoming fully amortized during Q4-10.

Interest, net.

Interest, net was $781,978 of income for Y3-11 as compared to $10,739 of income for Y3-10.  Interest, net was $260,381 of income for Q3-11 as compared to $665 of expense for Q3-10.  The increase of $770,498 in interest, net in Y3-11 as compared to Y3-10 and the increase of $261,046 in interest, net in Q3-11 as compared to Q3-10 was primarily attributable to the interest on the $8,500,000 promissory note received by Hollywood Media from the purchaser of the Broadway Ticketing Division.  The promissory note has an interest rate of 12% per annum and matures on December 15, 2015.  For additional information, see Note 3 - Discontinued Operations in the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Other, net.

Other, net was $1,638,527 for Y3-11 as compared to $132,162 for Y3-10.  Other, net was $504,981 of expense for Q3-11 as compared to $7,728 for Q3-10.  The increase of $1,506,365 in other, net in Y3-11 as compared to Y3-10 was primarily attributable to $1.5 million in proceeds received in July 2011 from key-man life insurance resulting from Dr. Greenberg’s death as well as the change in the fair value of derivative liabilities of $635,412.

Hollywood Media and Tekno Books each received a $750,000 payment from said key-man life insurance policy.

There is a dispute with the Estate of Martin Greenberg as to whether the $750,000 distributed to Tekno Books should instead have been paid to Hollywood Media.  Hollywood Media believes that pursuant to the amended and restated partnership agreement of Tekno Books, the entire $1.5 million in policy proceeds are due to Hollywood Media.   Pending the resolution of such dispute, an accrual in the amount of $367,500 (representing the Estate’s 49% ownership interest in Tekno Books multiplied by the $750,000 in insurance proceeds which were paid to Tekno Books) was established.  There is no dispute as to the $750,000 payment on the policy which was made to Hollywood Media in July 2011.

Also impacting Other, net was $131,739 of federal income tax expense on the sale of the Broadway Ticketing business resulting from alternative minimum taxes in Y3-11 and Q3-11.

LIQUIDITY AND CAPITAL RESOURCES

Hollywood Media’s cash and cash equivalents were $5,538,949 at September 30, 2011 as compared to $29,406,063 at December 31, 2010.  Our net working capital (defined as current assets less current liabilities) was $3,986,187 at September 30, 2011 as compared to $21,981,818 at December 31, 2010.

Net cash used in operating activities from continuing operations during Y3-11 was $1,982,652 which was primarily attributable to losses from continuing operations, the indemnification payment of $350,000 to R&S Investments and costs associated with the purchase of common stock tendered in Hollywood Media’s tender offer.  By comparison, net cash used in continuing operations during Y3-10 was $6,494,510.  These items were partially offset by the $1,048,875 dividend received from MovieTickets.com and the key-man life insurance proceeds of $1,500,000.

Net cash used in investing activities from continuing operations during Y3-11 was $5,429,095, primarily used to pay Key Brand a working capital adjustment of $3,734,106 in connection with the sale of the Broadway Ticketing Business and for payment of $1,740,040 in payroll related bonuses due to the Broadway Sale in Q4-10, pursuant to employment agreements.  By comparison, net cash provided by continuing investing activities during Y3-10 was $436,177.

Net cash used in financing activities from continuing operations during Y3-11 was $16,455,367, which cash usage was primarily for the purchase of common stock tendered in Hollywood Media’s tender offer.  By comparison, net cash used in continuing financing activities during Y3-10 was $169,115.  See Note 5, Purchase of Common Stock Tendered to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information.

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

Sale of Hollywood.com Business Unit to R&S Investments, LLC

On August 21, 2008, Hollywood Media entered into and simultaneously closed on a definitive purchase agreement with R&S Investments, LLC, pursuant to which R&S Investments acquired the Hollywood.com Business for a potential purchase price of $10.0 million, which included $1.0 million in cash that was paid to Hollywood Media at closing and potential earn-out payments of up to $9.0 million. Since August 21, 2008, $1,600,640 in earn-out payments were paid to Hollywood Media through September 30, 2011 and, therefore, there remains, as of September 30, 2011, $7,399,360 in potential earn-out payments.

Commencing October 1, 2009, R&S Investments was contractually obligated to make periodic earn-out payments equal to the greater of (i) 10 percent of collected gross revenue and (ii) 90 percent of EBITDA (as defined in the purchase agreement) for the Hollywood.com Business until the full earn-out is paid. If a change of control of Hollywood.com occurs before the earn-out is fully paid, the remaining portion of the earn-out would be payable immediately upon such a change of control, up to the amount of consideration received by R&S Investments less related expenses. If the consideration in such a change of control is less than the remaining balance of the earn-out, then the surviving entity which owns the Hollywood.com Business will be obligated to pay the difference in accordance with the same earn-out terms. In addition, if the Hollywood.com Business is resold prior to August 21, 2011, Hollywood Media will also receive five percent of any proceeds above $10.0 million. Pursuant to the purchase agreement, Hollywood Media was required to place $2.6 million into an escrow account to fund any negative EBITDA of the Hollywood.com Business through August 21, 2010. There was $2.6 million disbursed to the Hollywood.com Business in fiscal 2009, representing the entire balance of the escrow.  As of September 30, 2011, Hollywood Media recorded a $238,581 related party receivable for earn-out earned by R&S Investments.

For additional information about the sale of the Broadway Ticketing Business and the Hollywood.com business transactions, see Note 3 “Discontinued Operations” in the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Purchase of Common Stock Tendered

On February 25, 2011, Hollywood Media announced the final results of a tender offer to purchase up to 8,000,000 shares of its common stock at a price of $2.05 per share (less any applicable withholding taxes and without interest) which expired on February 18, 2011.  Hollywood Media accepted 8,000,000 shares for purchase for a total cost of approximately $16.4 million.  The number of shares properly tendered and not withdrawn was 24,157,429.  Accordingly, payment was made for approximately 33% of the tendered shares, and the rest of the tendered shares were withdrawn from the tender offer.  Immediately following the purchase of the tendered shares, Hollywood Media had approximately 23,179,068 shares outstanding.  For additional information see Note 5 – Purchase of Common Stock Tendered in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Capital Expenditures

Hollywood Media’s capital expenditures during the nine and three months ended September 30, 2011 were $94,673 and $21,867, respectively.  We currently anticipate that additional capital expenditures during 2011 will total approximately $25,000 including various system and equipment upgrades.

Authorization of Stock Repurchase Program

Hollywood Media previously reported in its current report on Form 8-K filed with the SEC on October 4, 2007, that its Board of Directors authorized a stock repurchase program (the “Repurchase Program”) under which Hollywood Media may use up to $10.0 million of its cash to repurchase shares of its outstanding common stock.  See Part II, Item 2, of this Quarterly Report on Form 10-Q for information about stock repurchases by Hollywood Media during the third quarter of fiscal 2011.  During Q3-11 there were no shares of common stock repurchased.

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

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K.  As such, management believes that we currently do not have any disclosures to make of the sort contemplated by paragraph (a) (4) of Item 303 of SEC Regulation S-K regarding “off-balance sheet arrangements.”

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

Derivative Liabilities

Derivative liabilities are comprised of compensation arrangements for Mitchell Rubenstein, Chairman and CEO of the Company, and Laurie Silvers, Vice Chair and President of the Company, relating to their each being entitled to receive 5% of any dividends and other distributions received by the Company on account of its interest in MovieTickets.com, Inc. which includes 5% of any proceeds received by the Company from the sale of any portion of MovieTickets.com, Inc.  The Company records compensation derivative liabilities in our accompanying condensed consolidated balance sheet within the “Derivative Liabilities” at fair value. Changes in the fair values of derivative liabilities will be reported in the results of operations for future periods. The Company does not hold any derivative liability financial instruments that reduce risk associated with hedging exposure, accordingly the Company has not designated any of its derivatives liability financial instruments as hedge instruments.  For additional information about our significant accounting policies, including the critical accounting policies discussed below, see Note 2 – Summary of Significant Accounting Policies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and Note 2 to the Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2010.

Allowance and Reserves

Hollywood Media maintains an allowance for doubtful accounts and a reserve on notes receivable for estimated losses resulting from the inability of its customers or debtors to make required payments. The Company’s accounting for doubtful accounts and reserve on notes receivable contains uncertainty because management must use judgment to assess the collectability of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers and debtors, creditworthiness of specific customers and debtors, historical trends and other information. The allowance for doubtful accounts was $253,534 and $308,713 at September 30, 2011 and December 31, 2010, respectively.  The allowance for doubtful accounts is primarily attributable to receivables due from customers of CinemasOnline.  Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements.  Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic regions.  The Company’s $8.5 million note receivable from Key Brand in connection with the Company’s sale of its Broadway Ticketing business has been fully reserved.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment (Topic 350),” (“ASU 2011-08”). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test.  The ASU is effective for fiscal years beginning after December 15, 2011 and its early adoption by the Company during the quarter ended September 30, 2011 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

During the three months ended September 30, 2011, the Company determined that $4.8 million of the goodwill associated with its Ad Sales division should be written down after it was determined that the future cash flow of these assets is likely impaired, and the risk associated with previously expected cash flows has increase and accordingly recorded an impairment loss of $4.8 million.   For additional Information see Note 7 - Segment Reporting in the Notes to Condensed Consolidated Financial Statements included in this form 10-Q.  At September 30, 2011 we are not aware of any additional items or events that would cause us to adjust the recorded value of Hollywood Media’s goodwill for impairment further.  The goodwill recorded in the accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010 was $9,800,000 and $14,595,783, respectively.  At September 30, 2011 and December 31, 2010 goodwill represented 52% and 31%, respectively, of total assets.   Future changes in estimates used to conduct the impairment review, including revenue projections or market could cause the analysis to indicate that Hollywood Media’s goodwill is impaired in subsequent periods and result in a write-off of a portion or all of the goodwill.   In order to evaluate the sensitivity of the fair value calculations of our reporting units on the impairment calculation, we applied a hypothetical decrease to the fair values of each reporting unit.  The Company believes that the fair value of its remaining reporting unit that contains goodwill at September 30, 2011 and December 31, 2010 met or exceeded the book value of that reporting unit.

During the period from November 21, 2008 to May 21, 2009, the Company’s market capitalization periodically fell below the book value of its equity. The Company believes that the disparity between the book value of its assets as compared to the market capitalization of its business is in large part a consequence of market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company believes that there is no fundamental change in our underlying business model or prospects for our Company.   We considered the periodic decline in our market capitalization to be temporary and based on general economic conditions and a decline in general investor confidence throughout the market and not based on any events or conditions specific to us.  The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting unit’s fair value, and has reported impairments where it deems appropriate.  The Company believes that the fair value of its remaining reporting unit that contains goodwill at September 30, 2011 and December 31, 2010 met or exceeded the book value of that reporting unit.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

           An evaluation was performed under the supervision and with the participation of Hollywood Media’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), of the effectiveness of Hollywood Media’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation and the material weakness described below, Hollywood Media’s management, including the Chief Executive Officer and Chief Financial Officer, have concluded that Hollywood Media’s disclosure controls and procedures were not effective, as of September 30, 2011, to ensure that information required to be disclosed by Hollywood Media in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to Hollywood Media’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of September 30, 2011, Hollywood Media had not remediated these material weaknesses.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Hollywood Media did not issue any securities during the quarter ended September 30, 2011, in transactions that were not registered under the Securities Act of 1933.

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

During the third quarter of 2011, no shares of Hollywood Media common stock were purchased under the Repurchase Program.  As of September 30, 2011, the maximum approximate dollar value of shares that may have been purchased under the Repurchase Program was $2,697,843 (calculated by subtracting (i) the total price paid for all shares purchased under the Repurchase Program from inception through September 30, 2011 or $7,302,157 from (ii) the $10,000,000 potential maximum dollar value of repurchases approved under the life of the Repurchase Program).

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

101**+
The following financial information from Hollywood Media Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

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

HOLLYWOOD MEDIA CORP.

Date: November 21, 2011	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: November 21, 2011	By:	/s/ Tammy G. Hedge
Tammy G. Hedge, Chief Financial Officer (Principal financial and accounting officer)