Form 10-Q/A
period 2011-09-30
HOLLYWOOD MEDIA CORP
filed 2011-11-23
CIK 912544

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

Explanatory Note

On November 21, 2011, Hollywood Media Corp. (“Hollywood Media”) filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “Original Filing”) with the Securities and Exchange Commission.  The Original Filing is being amended by this Amendment No. 1 on Form 10-Q/A (this “Amendment”) solely to remove the word "DRAFT" that was erroneously included on the cover page of the Original Filing.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by Hollywood Media’s principal executive officer and principal financial and accounting officer are filed as exhibits to this Amendment.

Except as set forth above, this Amendment does not alter any other part of the content of the Original Filing and does not affect the information originally set forth in the Original Filing.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this Amendment:

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

HOLLYWOOD MEDIA CORP.
Date: November 23, 2011	By:	/s/ Mitchell Rubenstein
Mitchell Rubenstein, Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: November 23, 2011	By:	/s/ Tammy G. Hedge
Tammy G. Hedge, Chief Financial Officer (Principal financial and accounting officer)